Form 10-K
period 2006-12-31
HSBC USA INC /MD/
filed 2007-03-05
CIK 83246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-7436

HSBC USA Inc.
(Exact name of registrant as specified in its charter)

Maryland	13-2764867
(State of Incorporation)	(I.R.S. Employer Identification No.)

452 Fifth Avenue, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

(716) 841-2424
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Depositary Shares (each representing a one-fourth share of Adjustable Rate Cumulative Preferred Stock, Series D)	New York Stock Exchange
$2.8575 Cumulative Preferred Stock	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares (each representing a one-fortieth share of Floating Rate Non-Cumulative Preferred Stock, Series G)	New York Stock Exchange
8.375% Debentures due 2007	New York Stock Exchange
Depositary Shares (each representing a one-fortieth share of Floating Rate Non-Cumulative Preferred Stock, Series H)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐          Accelerated filer   ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

At February 28, 2007, all voting stock (706 shares of Common Stock $5 par value) is owned by an indirect wholly owned subsidiary of HSBC Holdings plc.

DOCUMENTS INCORPORATED BY REFERENCE

None

This page is intentionally left blank.

HSBC USA Inc.
Form 10-K

P A R T I

Item 1. Business

History

HSBC USA Inc., incorporated under the laws of Maryland, is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. HSBC USA Inc. and its subsidiaries are collectively referred to as “HUSI”. HUSI’s origin was in Buffalo, New York in 1850 as The Marine Trust Company, which later became Marine Midland Banks, Inc. (Marine). In 1980, The Hongkong and Shanghai Banking Corporation Limited (now HSBC Holdings plc, hereinafter referred to as “HSBC”) acquired 51% of the common stock of Marine and the remaining 49% of common stock in 1987. In December 1999, HSBC acquired Republic New York Corporation (Republic) and merged it with HUSI. At the merger date, Republic and HUSI had total assets of approximately $47 billion and $43 billion, respectively.

Through its affiliation with HSBC, HUSI offers its customers access to global markets and services. In turn, HUSI plays a role in the delivery and processing of other HSBC products. HSBC is one of the largest banking and financial services organizations in the world. Headquartered in London, England, HSBC’s international network comprises over 9,500 offices in 76 countries and territories in Europe, the Asia-Pacific region, Latin America, North America, South America, the Middle East and Africa.

Effective January 1, 2004, HSBC created a new North American organizational structure with HSBC North America Holdings Inc. (HNAH) as the top-tier United States (U.S.) bank holding company. At December 31, 2006, HNAH was among the 10 largest U.S. bank holding companies ranked by assets. HUSI routinely conducts transactions with other principal subsidiaries of HNAH, which include:

•	HSBC Bank Canada (HBCA), a Canadian banking subsidiary;

•	HSBC Finance Corporation, a consumer finance company;

•	HSBC Markets (USA) Inc. (HMUS), a holding company for investment banking and markets subsidiaries; and

•	HSBC Technology & Services (USA) Inc. (HTSU), a provider of information technology services.

Description of Operations and Business Segments

At December 31, 2006, HUSI had total assets of $169 billion and approximately 12,000 full and part time employees. HUSI is among the 15 largest bank holding companies in the U.S. ranked by assets. Through its principal commercial banking subsidiary, HSBC Bank USA, National Association (HBUS), HUSI offers its three million customers a full range of commercial banking products and services. Its customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. HBUS also engages in mortgage banking, and is an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs as well as for proprietary purposes.

With total assets of $166 billion at December 31, 2006, HBUS is ranked among the top ten banks in the U.S. HBUS’s main office is in Delaware, and its domestic operations are primarily located in New York State. It also has banking branch offices and/or representative offices in Florida, California, New Jersey, Delaware, Pennsylvania, Washington, Oregon, Massachusetts, Virginia and Washington, D.C. In addition to its domestic offices, HBUS maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America, Australia and Canada.

HUSI has five distinct business segments that it utilizes for management reporting and analysis purposes. The segments are based upon customer groupings, as well as products and services offered. The segments are described in the following paragraphs. Analysis of financial results for HUSI’s business segments begins on page 50 of this Form 10-K.

          The Personal Financial Services (PFS) Segment

This segment provides a broad range of financial products and services including installment and revolving term loans, MasterCard1/Visa2 credit card receivables, deposits, branch services, mutual funds, investments and insurance. These products are marketed to individuals primarily through HBUS’s branch banking network and increasingly through e-banking channels. Residential mortgage lending provides loan financing through direct retail and wholesale origination channels. Mortgage loans are originated through a network of brokers, wholesale agents and retail origination offices. Servicing is performed on a contractual basis for residential mortgage loans owned by HBUS or by third parties.

Effective January 1, 2006, activity related to certain commercial banking relationships, which was previously reported in the PFS segment, was transferred to the Commercial Banking (CMB) segment. For comparability purposes, 2005 and 2004 results for the PFS segment have been revised to reflect these changes.

          The Consumer Finance (CF) Segment

In 2005, HUSI formed the CF segment, which includes balances and activity previously reported as a component of the PFS segment. The CF segment includes point of sale and other lending activities primarily to meet the financial needs of individuals. Specifically, operating activity within the CF segment relates to higher quality nonconforming residential mortgage loans, other consumer loans and private label credit card receivables purchased from HSBC Finance Corporation.

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

Effective January 1, 2006, the CMB segment also includes activity related to an equity investment in Wells Fargo HSBC Trade Bank N.A., which was previously reported in the Other segment. This change was made to align financial reporting with the segment that manages this relationship. In addition, also effective January 1, 2006, activity related to certain commercial banking relationships, which was previously reported in the PFS segment, was transferred to the CMB segment. For comparability purposes, 2005 and 2004 results for these segments have been revised to reflect these changes.

          The Corporate, Investment Banking and Markets (CIBM) Segment

The CIBM segment provides tailored financial solutions to major government, corporate and institutional clients worldwide. With access to HSBC’s worldwide presence and capabilities, the CIBM segment serves subsidiaries and offices of its clients on a global basis. Products and services offered are summarized below.

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

          The Private Banking (PB) Segment

This segment offers a full range of services for high net worth individuals including deposit, lending, trading, trust, tax planning, branch services, mutual funds, insurance and investment management.

          Other Segment

This segment includes an equity investment in HSBC Republic Bank (Suisse) S.A. Effective January 1, 2006, an equity investment in Wells Fargo HSBC Trade Bank, N.A., which was previously reported in the Other segment, was transferred to the CMB segment. For comparability purposes, 2005 and 2004 results have been revised to reflect this change.

2006 Developments and Trends

Consolidated Balance Sheet Growth

HUSI’s consolidated total assets increased $15 billion (10%) during 2006. Balance sheet growth was primarily driven by HUSI’s deposit strategy during 2006, which enhanced HUSI’s liquidity position. The funds raised were primarily invested in short-term, liquid assets. In addition, trading assets and liabilities increased as a result of business expansion initiatives in the CIBM segment. Analysis of balance sheet growth and funding begins on page 29 of this Form 10-K.

Deposit Strategy and Growth

Beginning in 2004, HUSI implemented a growth strategy for its core banking network, which includes building deposits over a three to five year period, across multiple markets and segments, and utilizing multiple delivery systems. During 2006 the strategy included various initiatives:

•	full deployment of new personal and business checking and savings products, including relationship based products;

•

emphasis on more competitive pricing with the introduction of high yielding products, including internet savings accounts, which have grown significantly beginning in late 2005. Since their introduction in 2005, internet savings balances have grown to $7 billion, of which $6 billion was 2006 growth. $5 billion of the 2006 growth was from new customers;

•	retail branch expansion in existing and new geographic markets;

•	improving delivery systems, including use of internet capabilities;

•	refined marketing and customer analytics for the affluent consumer population; and

•	strengthening current customer relationships, thereby driving increased utilization of products and customer retention.

Total deposit growth was $13 billion and $12 billion during the calendar years 2006 and 2005, respectively. Deposit balances by major depositor categories are summarized on page 31 of this Form 10-K.

Income Before Income Tax Expense - Significant Trends

Analysis of the components of HUSI’s income before income tax expense begins on page 34 of this Form 10-K. Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

		Increase (Decrease) in 2006 from

		2005		2004

Year Ended December31	2006	Amount	%	Amount	%

	($ in millions)
Income before income tax expense	$1,566	$24	2	$(410)	(21)

Impact on income before income tax expense:
Balance sheet management income (loss) (1)	$(71)	$(325)	(128)	$(473)	(118)
Provision for credit losses (2)	(823)	(149)	(22)	(840)	*
Residential mortgage banking revenue (3)	96	32	50	216	*
Trading revenues (4)	755	360	91	467	162
Private label receivable portfolio (5)	85	266	*	85	*
Loans held for sale to an HSBC affiliate	77	61	381	77	*
Sales of property and other financial assets (6)	74	(12)	(14)	(90)	(55)
Equity investment activity (6)	110	67	156	61	124

(1)

Comprised primarily of net interest income and, to a lesser extent, gains on sales of investments and trading revenues. Refer to commentary regarding CIBM net interest income, trading revenues, and the CIBM business segment on pages 55-56.

(2)	Refer to commentary regarding the provision for credit losses on page 38 of this Form 10-K.

(3)	Refer to commentary regarding residential mortgage banking revenue beginning on page 43 of this Form 10-K.

(4)	Refer to commentary regarding trading revenues beginning on page 46 of this Form 10-K.

(5)	Refer to commentary regarding the CF business segment, beginning on page 52 of this Form 10-K.

(6)	Represents the net impact of various individual transactions. Refer to commentary regarding other revenues beginning on page 40 of this Form 10-K.

*	Not meaningful.

          Residential Mortgage Loans Held for Sale to an HSBC Affiliate

In 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties with the intent of selling these loans to HMUS. During 2006, HUSI also began acquiring residential mortgage loans from HSBC Finance Corporation under this program. HMUS in turn is selling these loans to securitization vehicles. These loans are recorded by HUSI at the lower of their aggregate cost or market value, with adjustments down to market value being recorded as a valuation allowance. The loans are generally held on HUSI’s balance sheet for 30-90 days, resulting in activity that affects various balance sheet and income statement line items, as summarized in the table below. HUSI maintains a portfolio of derivatives and securities, which are used as economic hedges to offset changes in market values of the loans held for sale to HMUS. Gains on sales associated with these loans result from incremental value realized on pools of loans sold to HMUS for securitization. During 2006, the following activity was recorded as a result of acquiring, holding and selling these loans.

Year Ended December 31	2006	2005

	(in millions)
Residential mortgage loans held for sale to HMUS:
Balance at beginning of year	$2,882	$—
Loans acquired from originators	16,466	5,116
Loans sold to HMUS	(15,867)	(2,188)
Other, primarily loans resold to originators and other third parties	(355)	(46)

Balance at end of year	$3,126	$2,882

Valuation allowance for adjustments to market value:
Balance at beginning of year	$(11)	$—
Increased valuation allowance for net reductions in market value	(133)	(32)
Releases of valuation allowance for loans sold to HMUS	109	21

Balance at end of year	$(35)	$(11)

Increases (decreases) to income before income taxes:
Increased net interest income associated with loans held for sale to HMUS	$64	$11
Gains on sale of residential mortgage loans sold to HMUS, recorded in other revenues	106	18
Increased valuation allowance for reductions in market value of loans held for sale to HMUS, recorded in other revenues	(133)	(32)
Trading revenues recognized from economic hedges held to offset changes in market values of loans held for sale to HMUS	68	25
Program costs included in other expenses	(28)	(6)

Net impact on income before income taxes	$77	$16

Transactions with HSBC Finance Corporation and Other HSBC Affiliates

2006 was highlighted by continued cooperation between HUSI and HSBC Finance Corporation to identify synergies in products and processes. Synergies have been achieved in loan origination and servicing, card processing, IT contingency rationalization, purchasing, call center cooperation, the shared use of HSBC’s service centers, and the consolidation of certain administrative functions. HUSI and HSBC Finance Corporation will continue to work cooperatively on product offerings and support functions.

HUSI has routinely purchased private label credit card receivables from HSBC Finance Corporation since December 2004. In addition, higher quality nonconforming residential mortgage loans were acquired from HSBC Finance Corporation’s correspondent network from December 2003 until September 2005. In most cases, HSBC Finance Corporation retained the right to service these portfolios. These purchases of residential mortgage and other loans were discontinued as a result of strategic balance sheet management initiatives intended to enhance HUSI’s liquidity position, particularly its loan to deposit ratio, and to address interest rate risk. Fees charged by HSBC Finance Corporation for loan origination and servicing expenses, which are primarily recorded in the CF segment, have increased significantly due to increased private label receivables and other loans acquired from HSBC Finance Corporation and from their correspondents.

HNAH’s technology services in North America were centralized by the creation of a new subsidiary, HTSU, effective January 1, 2004. HUSI’s technology services employees, as well as technology services employees from other HSBC affiliates in the United States, were transferred to HTSU. Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Pursuant to a master service level agreement, HTSU charges HUSI for technology services and software development. Fees charged by HTSU to HUSI for technology services expenses have increased in 2006, as HUSI continued to upgrade its technology environment.

HUSI obtains certain underwriting, broker-dealer and administrative support services from HSBC and various other affiliates. Fees charged by these affiliates for treasury and traded markets services provided to HUSI’s CIBM segment have increased in 2006 due primarily to business expansion initiatives.

Details of these and other transactions with HSBC affiliates are presented in Note 21 of the consolidated financial statements beginning on page 137 of this Form 10-K.

Newly Chartered Banking Subsidiaries

During 2005, HUSI incorporated a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association (HTCD). During 2006, HTCD’s charter was expanded to include the following primary activities:

•	Custodian of investment securities for other HSBC affiliates;

•	Personal trust services; and

•	Originator of refund anticipation loans and checks in support of taxpayer financial services business lines.

The operations of HTCD had an immaterial impact on HUSI’s consolidated balance sheet and results of operations for the years ended December 31, 2006 and 2005, and are not expected to have a material impact for 2007.

During 2006, HUSI also received regulatory approval for a new nationally chartered bank subsidiary, HSBC National Bank USA (HBMD). The charter for this new subsidiary directly supports HUSI’s retail branch expansion strategy by allowing for the opening of new branches in Connecticut, Maryland, Virginia and Illinois. These branches will offer a full suite of deposit and loan products for its own retail and small business customers, as well as support certain customer service activities on behalf of HBUS. The operations of HBMD had an immaterial impact on HUSI’s consolidated balance sheet and results of operations for the year ended December 31, 2006, and are not expected to have a material impact for 2007.

Geographic Distribution of Assets and Earnings

HUSI’s foreign operations represented less than 6% of HUSI’s consolidated total assets at December 31, 2006 and 2005, and less than 10% of consolidated income before income tax expense for 2006, 2005 and 2004.

Regulation, Supervision and Capital

Through June 30, 2004, HUSI and HBUS were supervised and routinely examined by the State of New York Banking Department and the Board of Governors of the Federal Reserve System (the Federal Reserve). Effective July 1, 2004, HBUS became a nationally chartered bank and is primarily supervised by the Office of the Comptroller of the Currency (OCC). HUSI, as a bank holding company, continues to be supervised by the Federal Reserve. HUSI, HBUS, HBMD and HTCD are subject to banking laws and regulations which place various restrictions on and requirements regarding their operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, payment of dividends and numerous other matters. The Federal Reserve Act restricts certain transactions between banks and their nonbank affiliates. Since the deposits of HBUS, HBMD and HTCD are insured by the Federal Deposit Insurance Corporation (FDIC), HBUS, HBMD and HTCD are subject to relevant FDIC regulations.

HBUS is required to maintain noninterest bearing cash reserves with the Federal Reserve Bank, which averaged $311 million in 2006 and $709 million in 2005.

HUSI and HBUS are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions and possibly additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

HUSI’s capital resources are summarized on page 32 of this Form 10-K.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in banking regulations). Capital amounts and ratios for HUSI and HBUS are summarized in Note 19 of the consolidated financial statements on page 135 of this Form 10-K. To be categorized as “well capitalized”, a banking institution must have the minimum ratios reflected in the table included in Note 19 and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels.

From time to time, bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets. U.S. regulators have proposed a new capital adequacy framework, which is further described under “Basel Capital Standards”.

HBUS, HBMD and HTCD are subject to risk-based assessments from the FDIC, the U.S. Government agency that insures deposits generally to a maximum of $100,000 per domestic depositor. During November 2006, the FDIC adopted final regulations that implement a new risk-based assessment system. Depository institutions subject to assessment are categorized based on supervisory ratings, financial ratios and long-term debt issuer ratings, with those in the highest rated categories paying lower assessments. The new assessment rates, which take effect at the beginning of 2007, will vary between five and seven cents for every $100 of domestic deposits for nearly all banks. Banks that paid premiums in the past will have assessment credits to offset some or all of the premiums in 2007.

The Deposit Insurance Funds Act (DIFA) of 1996 authorized the Financing Corporation (FICO), a U.S. Government corporation, to collect funds from FDIC insured institutions to pay interest on FICO bonds. The FICO assessment rate in effect at December 31, 2006 was 1.24 percent of assessable deposits. The FICO assessment rate is adjusted quarterly. HBUS, HBMD and HTCD are subject to a quarterly FICO premium.

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

          Basel Capital Standards (Basel II)

HUSI previously reported that it must have in place, by January 1, 2008, a Basel II framework meeting the requirements of HSBC’s principal regulator, the Financial Services Authority in the United Kingdom (U.K.). However, U.S. requirements for HUSI and other U.S. banks for which compliance is mandatory (mandatory U.S. banks) have continued to evolve in 2006. A Notice of Proposed Rulemaking was published by U.S. regulators on September 25, 2006 and is expected to be finalized in the second half of 2007. Implementation by mandatory U.S. banks will be expected within 3 years from the date of the final rule. The different implementation timetables, as well as possible differences in requirements of regulators in the U.S. and the U.K., may affect the cost and difficulty of implementing Basel II.

HUSI’s approach toward implementing the Basel framework is summarized on page 72 of this Form 10-K.

          Sarbanes-Oxley Act of 2002, Section 404 Compliance

As an SEC registrant of public debt and preferred shares, HUSI is required to comply with the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires registrants and their auditors to assess and report on internal controls over financial reporting on an annual basis. Under the SEC’s current rules for non-accelerated filers, HUSI will be required to complete a management assessment of internal controls over financial reporting for the fiscal year ending December 31, 2007. An audit of HUSI’s internal controls over financial reporting, along with management’s assessment of these controls, is required beginning in the fiscal year ending December 31, 2008.

As a foreign registrant, HSBC is required to comply with Section 404 beginning in the fiscal year ending December 31, 2006. As a subsidiary of a foreign registrant, HUSI has supported HSBC with its Section 404 compliance.

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

Following the enactment of the GLB Act, HUSI elected to be treated as a financial holding company (FHC). As an FHC, HUSI’s activities in the U.S. have been expanded enabling it to offer a more complete line of products and services. HUSI’s ability to engage in expanded financial activities as an FHC depends upon its meeting certain criteria, including requirements that its U.S. depository institution subsidiary, HBUS, its forty percent owned subsidiary, Wells Fargo HSBC Trade Bank N.A., HBMD and HTCD be well capitalized and well managed, and that they have achieved at least a satisfactory record of meeting community credit needs during their most recent examination pursuant to the Community Reinvestment Act. In general, an FHC would be required, upon notice by the Federal Reserve Board, to enter into an agreement to correct any deficiency in the requirements necessary to maintain its FHC election. Until such deficiencies are corrected, the Federal Reserve Board may impose limitations on the conduct or activities of an FHC or any of its affiliates as it deems appropriate. If such deficiencies are not corrected in a timely manner, the Federal Reserve Board may require an FHC to divest its control of any subsidiary depository institution or to cease to engage in certain financial activities. As of December 31, 2006, no known deficiencies exist, and HUSI is not subject to limitations or penalties relative to its status as an FHC.

Cautionary Statement on Forward-Looking Statements

Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, HUSI may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HUSI that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “should”, “would”, “could”, “believes”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause HUSI’s actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on current views and assumptions and speak only as of the date they are made. HUSI undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

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

Certain changes to these conditions could diminish demand for HUSI’s products and services, or increase the cost to provide such products or services. Recent trends in world-wide financial markets related to, among other things, the growth of derivatives and hedge funds, could add instability and could change the way those markets work. Political conditions may also impact HUSI’s earnings. The economic health of geographic areas where HUSI has greater concentrations of business may decline relative to other geographic regions, with related impacts on HUSI’s earnings. Acts or threats of war or terrorism, as well as actions taken by the United States or other governments in response to such acts or threats, could affect business and economic conditions in the United States.

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

Federal and State Regulation

HUSI operates in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact HUSI’s performance. For example, anti-money laundering requirements under the Patriot Act are frequently revisited by the U.S. Congress and Executive Agencies. Broad or targeted legislative or regulatory initiatives may be aimed at lenders operating in consumer lending markets. These initiatives could affect HUSI in substantial and unpredictable ways, including limiting the types of consumer loan products it can offer. In addition, there may be amendments to, and new interpretations of, risk-based capital guidelines. HUSI cannot determine whether such legislative or regulatory amendments will be instituted or predict the impact that such amendments would have on results.

Changes in Accounting Standards

HUSI’s accounting policies and methods are fundamental to how HUSI records and reports its financial condition and the results of its operations. From time to time, the Financial Accounting Standards Board (FASB), the SEC and bank regulators, including the Office of Comptroller of the Currency and the Board of Governors of the Federal Reserve System, change the financial accounting and reporting standards that govern the preparation of external financial statements. These changes are beyond HUSI’s control, can be hard to predict and could materially impact how HUSI reports its financial condition and the results of its operations.

Management Financial Projections and Judgments

HUSI’s management is required to use certain estimates in preparing financial statements, including accounting estimates to determine loan loss reserves, reserves related to future litigation, and the fair market value of certain assets and liabilities, among other items. In particular, loan loss reserve estimates are judgmental and are influenced by factors outside of HUSI’s control. Actual results could differ from those estimates.

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

In recent years, instances of identity theft and fraudulent attempts to obtain personal and financial information from individuals and from companies that maintain such information pertaining to their customers have become more prevalent. Use of the internet for these purposes has also increased. Such acts can have the following possible impacts:

•	threaten the assets of customers and of HUSI;

•	negatively impact customer credit ratings;

•	impact customers’ ability to repay loan balances;

•	increase costs for HUSI to respond to such threats and to enhance its processes and systems to ensure maximum security of data; or

•	damage HUSI’s reputation from public knowledge of intrusion into its systems and databases.

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

There is no assurance that any businesses or portfolios acquired in the future will be successfully integrated and will result in all of the positive benefits anticipated. If HUSI is not able to successfully integrate acquisitions, there is the risk that its results of operations could be materially and adversely affected.

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

Employee Attraction and Retention

HUSI’s employees are its most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If HUSI were unable to continue to attract and retain qualified employees to support the various functions of its business, HUSI’s performance, including its competitive position, could be materially and adversely affected.

Reputational Risk

HUSI’s ability to attract and retain customers and conduct business transactions with its counterparties could be adversely affected to the extent that its reputation, or the reputation of affiliates operating under the HSBC brand, are damaged. Failure to address, or appearing to fail to address, various issues that could give rise to reputational risk could cause harm to HUSI and its business prospects. Reputational issues include, but are not limited to:

•	appropriately addressing potential conflicts of interest, legal and regulatory requirements;

•	ethical issues;

•	adequacy of anti-money laundering processes;

•	privacy issues;

•	record-keeping;

•	sales and trading practices;

•	proper identification of the legal, reputational, credit, liquidity and market risks inherent in products offered; and

•	general company performance.

The failure to address these issues appropriately could make customers unwilling to do business with HUSI, which could adversely affect its results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal executive offices of HUSI are located at 452 Fifth Avenue, New York, New York 10018, which is owned by HBUS. The main office of HBUS is located at 1105 N. Market Street, Wilmington, Delaware 19801. The principal executive offices of HBUS are located at One HSBC Center, Buffalo, New York 14203, in a building under a long-term lease. HBUS has more than 385 other banking offices in New York State located in 44 counties, sixteen branches each in Florida and California, fifteen branches in New Jersey, two branches in Pennsylvania and one branch each in Oregon, Washington State, Delaware and Washington D.C. Approximately 31% of these offices are located in buildings owned by HBUS and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in states other than New York, none of which are materially important to the respective activities. HBUS also owns properties in Montevideo, Uruguay and Punta del Este, Uruguay.

Item 3. Legal Proceedings

HUSI’s legal proceedings are summarized in Note 25 of the consolidated financial statements on page 148 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All 706 shares of HUSI’s outstanding stock are owned by HSBC North America Inc. (HNAI), an indirect subsidiary of HSBC. Consequently, there is no public market in HUSI’s common stock.

Item 6. Selected Financial Data

Year Ended December 31	2006	2005	2004	2003	2002

	($ in millions)
Income statement:
Net interest income	$3,081	$3,063	$2,741	$2,510	$2,376
(Provision) credit for credit losses	(823)	(674)	17	(113)	(195)
Total other revenues	2,563	1,911	1,319	1,154	1,059
Total operating expenses	(3,255)	(2,758)	(2,101)	(2,040)	(1,875)
Income tax expense	(530)	(566)	(718)	(570)	(510)

Net income	$1,036	$976	$1,258	$941	$855

Balances at year end:
Loans, net of allowance	89,340	89,496	84,159	48,075	43,143
Total assets	168,957	153,859	141,050	95,562	89,426
Total tangible assets	166,195	151,120	138,310	92,736	86,544
Total deposits	104,550	91,815	79,981	63,955	59,830
Common shareholder’s equity	10,571	10,278	10,366	6,962	6,897
Tangible common shareholder’s equity	8,034	7,562	7,611	4,022	3,737
Total shareholders’ equity	12,261	11,594	10,866	7,462	7,397

Selected financial ratios:
Total shareholders’ equity to total assets	7.26%	7.54%	7.70%	7.81%	8.27%
Tangible common shareholder’s equity to total tangible assets	4.83	5.00	5.50	4.34	4.32
Rate of return on average (1):
Total assets	.62	.66	1.12	1.02	.97
Total common shareholder’s equity	9.03	8.78	16.35	13.06	12.42
Net interest margin to average (1):
Earning assets	2.25	2.49	3.00	3.39	3.29
Total assets	1.87	2.09	2.46	2.76	2.74
Average total shareholders’ equity to average total assets (1)	7.24	7.85	7.18	8.20	8.20
Efficiency ratio (2)	57.66	55.44	51.73	55.65	54.59

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 87 of this Form 10-K.

(2)	Represents the ratio of total operating expenses, reduced by minority interest, to the sum of net interest income and other revenues.

Significant trends and transactions that impacted net income for 2006 and 2005 are summarized on pages 34-39 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Income before income tax expense for 2006 was $24 million (2%) higher than 2005, but $410 million (21%) lower than 2004. Refer to page 35 of this Form 10-K for a summary of significant trends affecting results for 2006 in comparison with the two previous years.

Trading revenues within the CIBM segment increased significantly in 2006. Higher revenues for the first half of 2006 attributable to expanded operations and favorable market conditions were partially offset by reduced volumes of market activity and less favorable market conditions in the second half of the year. Refer to page 46 of this Form 10-K for additional commentary regarding trading revenues.

Business expansion initiatives begun in 2005 within the PFS, CMB and PB business segments, including rollout of the internet savings product, have led to strong growth in commercial loans, consumer and commercial deposits and related revenues for 2006. Higher revenues were offset by higher expenses associated with expanding the core banking network and the CIBM business platform. Refer to Business Segments commentary, beginning on page 50 of this Form 10-K, for additional information regarding the impact of business expansion initiatives for various segments.

Interest and fees earned from the private label receivable portfolio were significantly higher in 2006, due to portfolio growth and to a significant reduction in premium amortization. Refer to commentary regarding the CF business segment, beginning on page 52 of this Form 10-K.

In 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties with the intent of selling these loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). In 2006, HUSI also began acquiring loans from HSBC Finance Corporation as part of this program. During 2006, the volume of loan purchase and sale activity increased significantly. Impacts on HUSI’s consolidated balance sheet and income statement are summarized on page 9 of this Form 10-K.

Increases in short-term interest rates during 2005 and the first half of 2006, as well as a flatter yield curve during both calendar years, continued to have a significant negative impact on net interest income during 2006, particularly affecting balance sheet management income within the CIBM business segment. The compression in the interest rate margin began to stabilize during the second half of 2006. Refer to CIBM Net Interest Income commentary, beginning on page 34 of this Form 10-K, for additional information.

The provision for credit losses increased significantly in 2006, as compared with the previous two years. Net charge off activity related to commercial loan portfolios returned to more normalized levels for 2006 when compared with low net charge offs for 2005 and net recoveries recorded for 2004. Specifically, higher net charge offs were recorded in 2006 related to small business lending within the CMB business segment, and to a specific commercial lending relationship within the PB business segment. Expanding commercial loan and credit card receivable portfolio balances also resulted in higher charge offs and higher allowance requirements for credit losses expected within these portfolios. Credit quality within the residential mortgage portfolio remained strong in 2006, consistent with previous periods. Refer to Credit Quality commentary, beginning on page 58 of this Form 10-K, for additional information regarding the provision and allowance for credit losses.

HUSI’s balance sheet growth in 2006 has been highlighted by:

•	double-digit growth in domestic deposit balances, due in part to the continued rollout of the internet savings product;

•	significant growth in trading asset and liability balances, resulting from expansion of various trading businesses within the CIBM business segment;

•

increased investment in more liquid, short-term instruments, partially as a result of surplus funds generated from HUSI’s deposit growth strategy. In addition, a rising interest rate environment and a flat yield curve have limited opportunities for investment in longer-term assets; and

•

increased commercial loans and credit card receivables during 2006 were substantially offset by decreased residential mortgage loan balances, due to lower residential mortgage loan originations and to strategic balance sheet management initiatives to decrease investment in the residential mortgage loan portfolio.

Basis of Reporting

HUSI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

International Financial Reporting Standards (IFRSs)

Because HSBC reports results in accordance with IFRSs and results under IFRSs are used by HSBC in measuring and rewarding performance of employees, HUSI management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles HUSI’s net income on a U.S. GAAP basis to net income on an IFRSs basis.

Year Ended December 31	2006		2005

	(in millions)
Net income – U.S. GAAP basis		$1,036		$976
Adjustments, net of tax:
Unquoted equity securities	26		—
Property	(1)		(46)
Loan impairment	(2)		(11)
Stock-based compensation	(5)		(17)
Purchase accounting/deferred taxes	(21)		—
Fair value option	(49)		18
Other	(2)		12

Total adjustments, net of tax		(54)		(44)

Net income – IFRSs basis		$982		$932

Differences between U.S. GAAP and IFRSs are as follows:

Unquoted equity securities

HUSI holds certain equity securities whose market price is not quoted on a recognized exchange, but for which the fair value can be reliably measured either through an active market, comparison to similar equity securities which are quoted, or by using discounted cash flow calculations.

IFRSs

•

Under IAS 39, equity securities which are not quoted on a recognized exchange, but for which fair value can be reliably measured, are required to be measured at fair value. Accordingly, such securities are measured at fair value and classified as either available-for-sale securities, with changes in fair value recognized in OCI, or as trading securities, with changes in fair value recognized in income.

U.S. GAAP

•

Under SFAS 115, equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for impairment. Unquoted equity securities are reported within “Other assets”.

Impact

•

Changes in fair values of equity securities for which IFRSs require recognition of the change and U.S. GAAP requires the securities to be held at cost, impact net income and shareholders’ equity when the security is classified as trading under IFRSs and impact shareholders’ equity when the security is classified as available-for-sale under IFRSs.

Property

IFRSs

•

Under the transition rules of IFRS 1, HSBC has elected to freeze the value of its properties at their January 1, 2004 valuations. These are the “deemed cost” of properties under IFRSs. They will not be revalued in the future. Assets held at historical or deemed cost are depreciated except for freehold land.

•	Investment properties are recognized at current market values with gains or losses recognized in net income for the period. Investment properties are not depreciated.

U.S. GAAP

•

U.S. GAAP does not permit revaluations of property, including investment property, although it requires recognition of asset impairment. Any realized surplus or deficit is, therefore, reflected in net income on disposal of the property. Depreciation is charged on all properties based on cost.

Impact

•

Under IFRSs, the value of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the values of tangible fixed assets and shareholders’ equity are lower under U.S. GAAP than under IFRSs.

•	There is a correspondingly lower depreciation charge and higher net income under U.S. GAAP, partially offset by higher gains (or smaller losses) on the disposal of fixed assets.

•	For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under IFRSs for the period.

Loan impairment

IFRSs

•

When statistical models, using historic loss rates adjusted for economic conditions, provide evidence of impairment in portfolios of loans, their values are written down to their net recoverable amount. The net recoverable amount is the present value of the estimated future recoveries discounted at the portfolio’s original effective interest rate. The calculations include a reasonable estimate of recoveries on loans individually identified for write-off pursuant to HUSI’s credit guidelines.

U.S. GAAP

•

When the delinquency status of loans in a portfolio is such that there is no realistic prospect of recovery, the loans are written off in full, or to recoverable value where collateral exists. Delinquency depends on the number of days payment is overdue. The delinquency status is applied consistently across similar loan products in accordance with HUSI’s credit guidelines. When local regulators mandate the delinquency status at which write-off must occur for different retail loan products and these regulations reasonably reflect estimated recoveries on individual loans, this basis of measuring loan impairment is reflected in U.S. GAAP accounting. Cash recoveries relating to pools of such written-off loans, if any, are reported as loan recoveries upon collection.

Impact

•

Under both IFRSs and U.S. GAAP, HUSI’s policy and regulatory instructions mandate that individual loans evidencing adverse credit characteristics which indicate no reasonable likelihood of recovery are written off. When, on a portfolio basis, cash flows can reasonably be estimated in aggregate from these written-off loans, an asset equal to the present value of the future cash flows is recognized under IFRSs.

•	No asset for future recoveries arising from written-off assets was recognized in the balance sheet under IFRSs prior to January 1, 2005.

•

The establishment of the recovery asset under IFRSs associated with the private label credit card portfolio purchased from HSBC Finance Corporation results in higher earnings under IFRSs than under U.S. GAAP.

•	Subsequent recoveries are credited to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs, resulting in lower earnings under IFRSs.

•	Net interest income is higher under IFRSs than under U.S. GAAP due to the imputed interest on the recovery asset.

Stock-based compensation

IFRSs

•

IFRS 2, Share-based Payment, requires that when annual bonuses are paid in restricted shares and the employee must remain with HSBC for a fixed period in order to receive the shares, the award is expensed over that period.

U.S. GAAP

•

For awards made before July 1, 2005, SFAS 123, Accounting for Stock Based Compensation requires that compensation cost be recognized over the period(s) in which the related employee services are rendered. HUSI has interpreted this service period as the period to which the bonus relates.

•

For 2005 bonuses, awarded in early 2006, HSBC followed SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R is consistent with IFRS 2 in requiring that restricted bonuses are expensed over the period the employee must remain with HSBC. However, SFAS 123R only applies to awards made after the date of adoption, which for HUSI is July 1, 2005.

Impact

•

Some of the bonuses awarded in respect of 2002, 2003 and 2004 were recognized over the relevant vesting period and were, therefore, expensed in net income under IFRSs during 2005. Under U.S. GAAP, these awards were expensed in the years for which they were granted. 2005 bonuses will be expensed over the vesting period under both IFRSs and U.S. GAAP. Net income was, therefore, higher under U.S. GAAP in 2005.

•	IFRSs and U.S. GAAP are now largely aligned and this transition difference will be eliminated over the next few years.

Purchase accounting/deferred taxes

IFRSs

Deferred tax amounts are recorded in the consolidated balance sheet to recognize differences between the tax bases and the cost of assets and liabilities recorded pursuant to an acquisition. Subsequent changes to the estimates of the tax bases are recorded as an adjustment of current period earnings.

U.S. GAAP

Changes in tax estimates of the basis in assets and liabilities or other tax estimates recorded at the date of acquisition are adjusted against goodwill.

Impact

In 2006, a deferred tax asset related to a previous acquisition was adjusted against the related goodwill account for U.S. GAAP reporting. Under IFRSs, this adjustment was charged to earnings.

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

U.S. GAAP

•

Generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement, they must meet the definition of trading securities in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Financial liabilities are generally reported at amortized cost under U.S. GAAP.

•

Since January 1, 2006, HUSI has accounted for hybrid financial instruments under the provisions of SFAS 155, Accounting for Certain Hybrid Financial Instruments. Hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation are, where designated through an irrevocable election, initially and subsequently measured at fair value, with changes in fair value recognized through net income.

Impact

•

HUSI has principally used the fair value designation for certain fixed rate long-term debt issues whose interest rate characteristic has been changed to floating through interest rate swaps as part of a documented interest rate management strategy. Approximately $2 billion of HUSI’s debt issues have been accounted for using the option. The movement in fair value of these debt issues includes the effect of changes in the credit spread and any ineffectiveness in the economic relationship between the related swaps and this debt. Such ineffectiveness arises from the different credit characteristics of the swap and the debt coupled with the sensitivity of the floating leg of the swap to changes in short-term interest rates. In addition, the economic relationship between the swap and the debt can be affected by relative movements in market factors, such as bond and swap rates, and the relative bond and swap rates at inception. The size and direction of the accounting consequences of changes in credit spread and ineffectiveness can be volatile from period to period, but do not alter the cash flows anticipated as part of the documented interest rate management strategy.

•

Under U.S. GAAP, debt issues are generally reported at amortized cost. There are circumstances, by virtue of different technical requirements and the transition arrangements to IFRSs, where derivatives providing an economic hedge for an asset or liability, and so designated under IFRSs, are not so treated under U.S. GAAP, thereby creating a reconciliation difference and asymmetrical accounting between the asset and liability and the offsetting derivative.

•	Prior to January 1, 2006, debt issues which had embedded derivatives were also reported at amortized cost with any embedded derivatives bifurcated where required by SFAS 133.

Other

Other includes the net impact of differences relating to various adjustments, none of which were individually material at and for the years ended December 31, 2006 and 2005.

Critical Accounting Policies

HUSI’s consolidated financial statements are prepared in accordance with U.S. GAAP. The significant accounting policies used in the preparation of HUSI’s consolidated financial statements are more fully described in Note 2 to the accompanying consolidated financial statements beginning on page 99 of this Form 10-K.

Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by management, including the use of estimates and assumptions. As a result, changes in estimates, assumptions or operational policies could significantly affect HUSI’s financial position or results of operations. The accounting estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions, customer account management policies and practices, risk management/collection practices, or conditions as discussed below.

Of the significant accounting policies used in the preparation of HUSI’s consolidated financial statements, the items discussed below involve critical accounting estimates and a high degree of judgment and complexity.

Allowance for Credit Losses

HUSI lends money to others, resulting in risk that borrowers may not repay amounts owed when they become contractually due. Consequently, an allowance for credit losses is maintained at a level that is considered appropriate to cover estimates of probable losses of principal, interest and fees in the existing portfolio. Allowance estimates are reviewed periodically, and adjustments are reflected through the provision for credit losses in the period when they become known. The accounting estimate relating to the allowance for credit losses is a “critical accounting estimate” for the following reasons:

•	changes in such estimates could significantly impact HUSI’s credit loss reserves and provision for credit losses;

•	estimates related to the reserve for credit losses require consideration of future delinquency and charge off trends, which are uncertain and require a high degree of judgment; and

•

the allowance for credit losses is influenced by factors outside of HUSI’s control. Customer payment patterns, economic conditions, bankruptcy trends and changes in laws and regulations all have an impact on the estimates.

HUSI’s allowance for credit losses is regularly assessed for adequacy through a detailed review of the loan portfolio. The allowance is comprised of two balance sheet components:

•	the allowance for credit losses, which is carried as a reduction to loans on the balance sheet, includes reserves for anticipated losses associated with all loans and leases outstanding; and

•

the reserve for off-balance sheet risk, which is recorded in other liabilities, includes probable and reasonably estimable losses arising from off-balance sheet arrangements such as letters of credit and undrawn commitments to lend.

Both types of reserves include amounts calculated for specific individual loan balances and for collective loan portfolios depending on the nature of the exposure and the manner in which risks inherent in that exposure are managed.

•

All commercial loans that exceed five hundred thousand dollars are evaluated individually for impairment. When a loan is found to be “impaired”, a specific reserve is calculated. Reserves against impaired loans are determined primarily by an analysis of discounted expected cash flows expected by HUSI with reference to independent valuations of underlying loan collateral and also considering secondary market prices for distressed debt where appropriate.

•

Loans which are not individually evaluated for impairment are pooled into homogeneous categories of loans and evaluated to determine if it is deemed probable, based on historical data, that a loss has been realized even though it has not yet been manifested in a specific loan.

For consumer receivables, HUSI uses roll rate methodology (statistical analysis of historical trends used to estimate the probability of continued delinquency, ultimate charge off, and amount of consequential loss assessed at each time period for which payments are overdue) to support the estimation of inherent losses. The results of these models are reviewed by management in conjunction with changes in risk selection, changes in underwriting policies, national and local economic trends, trends in bankruptcy, loss severity and recoveries, and months of loss coverage. The resulting loss coverage ratio varies by portfolio based on inherent risk and, where applicable, regulatory guidance. Roll rates are regularly updated and benchmarked against actual outcomes to ensure that they remain appropriate.

In 2004, HUSI implemented a new methodology to support the estimation of losses inherent in pools of homogeneous commercial loans, leases and off-balance sheet risk. These measures have been under development at HUSI for several years to support more advanced credit risk management, estimation of credit economic capital, enhanced portfolio management and the requirements of the Basel framework. This new methodology uses the probability of default from the customer rating assigned to each counterparty, the “Loss Given Default” rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. A suite of models, tools and templates was developed using quantitative and statistical techniques, which are combined with expert judgment to support the assessment of each transaction. They were developed using HUSI’s internal data and supplemented by data from external sources which was judged to be consistent with HUSI’s internal credit standards. As some of the requirements under Basel differ from interpretations of U.S. GAAP requirements for the measurement of inherent losses in homogeneous pools of loans, these measures are modified to meet accounting standards. These advanced measures are applied to the homogeneous credit pools to estimate the reserves required.

The results from the advanced commercial analysis, consumer roll rate analysis and the specific/impairment reserving process is reviewed each quarter by a Credit Reserve Committee co-chaired by the Chief Financial Officer and Chief Credit Officer. This committee also considers other observable factors, both internal to HUSI and external in the general economy, to ensure that the estimates provided by the various models adequately include all known information at each reporting period. The Credit Reserve Committee may add to or reduce a general unallocated allowance to account for any observable factor not considered in the various models, for small portfolios or period ending manual entries not considered in a model and to recognize modeling imperfections. The credit reserves and the results of the Credit Reserve Committee are reviewed with HUSI’s Credit Risk Management Committee and the Board of Directors’ Audit Committee each quarter.

HUSI recognizes however, that there is a high degree of subjectivity and imprecision inherent in the process of estimating losses utilizing historical data. Accordingly, a discretionary component of the allowance for credit losses for unspecified potential losses inherent in the loan portfolios is provided based upon an evaluation of certain portfolio risk factors which, for consumer loans, may not be reflected in the statistical roll rate analysis. Critical factors include the impact of the national economic cycle, migration of loans within non-criticized loan portfolios, and loan portfolio concentration.

Additional credit quality related analysis begins on page 58 of this Form 10-K. HUSI’s approach toward credit risk management begins on page 72 of this Form 10-K.

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

Impairment testing of goodwill is a “critical accounting estimate” due to the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management’s judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the cost of capital used to discount future cash flows. The cost of capital percentage is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of management’s judgment. When management’s judgment is that the anticipated cash flows have decreased and/or the cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value is determined to be lower than the carrying value, an impairment charge will be recorded and net income will be negatively impacted.

Reporting units were identified based upon an analysis of each of HUSI’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying value of each reporting unit based on its relative fair value. See Business Segments beginning on page 50 of this Form 10-K for an allocation of recorded book value of goodwill by segment.

HUSI has established July 1 of each year as the date for conducting its annual goodwill impairment assessment. At July 1, 2006, there were no individual reporting units with a fair value less than carrying value, including goodwill. The fair value calculations were also tested for sensitivity to reflect reasonable variations, including: (1) keeping all other variables constant and assuming no future expense savings are achieved; and (2) keeping other variables constant while cutting projected revenue growth rates in half. Results of these tests were taken into consideration by management during the review of the annual goodwill impairment test.

Mortgage Servicing Rights (MSRs)

HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. Upon adoption of Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, (SFAS 156) on January 1, 2006, HUSI elected to measure its existing MSRs at fair value. As a result, during 2006 MSRs are initially measured at fair value at the time that the related loans are sold and periodically re-measured using the fair value measurement method. This method requires that MSRs be measured at fair value at each reporting date with changes in fair value reflected in income in the period that the changes occur. The cumulative effect adjustment to beginning retained earnings was not material.

MSRs are subject to interest rate risk, in that their fair value will fluctuate as a result of changes in the interest rate environment. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. These assumptions include expected prepayments, default rates and market based option adjusted spreads. The estimate of fair value is considered to be a “critical accounting estimate” because the assumptions used in the valuation models involve a high degree of subjectivity that is dependent upon future interest rate movements. The reasonableness of these pricing models is periodically validated by reference to external independent broker valuations and industry surveys.

Valuation of Derivative Instruments and Derivative Income

Derivative instruments are utilized as part of HUSI’s risk management strategy to protect the value of certain assets and liabilities and future cash flows against adverse interest rate and foreign exchange rate movements. The valuation of derivative instruments is a “critical accounting estimate” because certain instruments are valued using discounted cash flow modeling techniques. Discounted cash flow modeling techniques require the use of estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in market rates. The assumptions used in the cash flow projection models are based on forward yield curves which are also susceptible to changes as market conditions change.

The fair value of a derivative instrument is defined as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The majority of HUSI’s derivative instruments are reported at fair value and are based upon quoted market prices or on internally developed models that utilize independently sourced market parameters, including interest rate yield curves, option volatilities and currency rates.

The degree of management judgment involved in determining the fair value of a derivative instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. When observable market prices and parameters do not exist, management judgment is necessary to estimate fair value. The valuation process takes into consideration factors such as liquidity and concentration concerns and counterparty credit risk. For example, there is often limited market data to rely on when estimating the fair value of a large or aged position. Similarly, judgment must be applied in estimating prices for less readily observable external parameters. Finally, other factors such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

Significant changes in the fair value can result in equity and earnings volatility as follows:

•

changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings;

•

changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent of its effectiveness, until earnings are impacted by the variability of cash flows from the hedged item; and

•	changes in the fair value of derivatives held for trading purposes are reported in current period earnings.

Derivatives designated as qualified hedges are tested for effectiveness. For these transactions, assessments are made at the inception of the hedge and on a recurring basis, whether the derivative used in the hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using statistical regression analysis.

•

If it is determined as a result of this assessment that a derivative is not expected to be a highly effective hedge or that it has ceased to be a highly effective hedge, hedge accounting is discontinued as of the quarter in which such determination was made. The assessment of the effectiveness of the derivatives used in hedging transactions is considered to be a “critical accounting estimate” due to the use of statistical regression analysis in making this determination. Similar to discounted cash flow modeling techniques, statistical regression analysis also requires the use of estimates regarding the amount and timing of future cash flows, which are susceptible to significant changes in future periods based on changes in market rates. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur as well as selecting a convention for the treatment of credit spreads in the analysis.

The outcome of the statistical regression analysis serves as the foundation for determining whether or not the derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark to market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings.

Balance Sheet Review

Overview

HUSI utilizes deposits and borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. During 2006, balance sheet growth was driven by HUSI’s deposit growth strategy. Funds generated from new deposits were generally invested in short-term liquid assets. Balance sheet growth and funding sources are summarized in the following table.

		Increase (Decrease) from

		December 31, 2005		December 31, 2004
	December 31,
	2006	Amount	%	Amount	%

	($ in millions)
Period end assets:
Short-term investments	$19,454	$7,444	62	$10,870	127
Loans, net	89,340	(156)	—	5,181	6
Trading assets	26,038	4,818	23	6,223	31
Securities	22,755	1,820	9	4,219	23
Other assets	11,370	1,172	11	1,414	14

	$168,957	$15,098	10	$27,907	20

Funding sources:
Total deposits	$104,550	$12,735	14	$24,569	31
Trading liabilities	14,046	3,336	31	1,926	16
Short-term borrowings	5,073	(1,294)	(20)	(4,230)	(45)
All other liabilities	3,775	(3)	—	(595)	(14)
Long-term debt	29,252	(343)	(1)	4,842	20
Shareholders’ equity	12,261	667	6	1,395	13

	$168,957	$15,098	10	$27,907	20

Short-Term Investments

Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. The funds raised from HUSI’s deposit growth strategy during 2006 were primarily invested in short-term liquid assets (refer to page 7 of this Form 10-K).

Loans Outstanding

Loan balances at December 31, 2006 and movements in comparison with prior periods are summarized in the following table.

		Increase (Decrease) from

		December 31, 2005		December 31, 2004
	December 31,
	2006	Amount	%	Amount	%

	($ in millions)
Total commercial loans	$29,482	$1,764	6	$6,512	28

Consumer loans:
Residential mortgage	39,808	(4,178)	(9)	(6,967)	(15)
Credit card receivables:
Private label	16,974	2,619	18	6,039	55
MasterCard/Visa	1,286	127	11	143	13
Other consumer	2,687	(437)	(14)	(437)	(14)

Total consumer loans	60,755	(1,869)	(3)	(1,222)	(2)

Total loans	90,237	(105)	—	5,290	6
Allowance for credit losses	897	51	6	109	14

Loans, net	$89,340	$(156)	—	$5,181	6

Business expansion initiatives within the CMB and CIBM business segments resulted in significant commercial loan growth in 2005 and, to a lesser extent, in 2006.

2006 and 2005 growth in on-balance sheet private label credit card receivables has been primarily due to the addition of new credit card relationships and, to a lesser extent, to reduced funding requirements associated with off-balance sheet credit card securitization trusts.

Beginning in 2005, as a result of balance sheet management initiatives to enhance liquidity and to address interest rate risk, HUSI decided to decrease the loan volume acquired through HSBC Finance Corporation’s network of residential mortgage loan correspondents. Purchases from correspondents were discontinued effective September 1, 2005. In addition, HUSI continued to sell a majority of its residential mortgage loan originations through the secondary markets in 2006.

          Commercial Loan Maturities and Sensitivity to Changes in Interest Rates

The contractual maturity and interest sensitivity of total commercial loans at December 31, 2006 is summarized in the following table.

December 31, 2006	One Year or Less	Over One Through Five Years	Over Five Years	Total Loans

	(in millions)
Commercial:
Construction and other real estate	$3,257	$4,323	$1,338	$8,918
Other commercial	11,516	7,900	1,148	20,564

Total	$14,773	$12,223	$2,486	$29,482

Loans with fixed interest rates	$5,331	$2,101	$1,024	$8,456
Loans having variable interest rates	9,442	10,122	1,462	21,026

Total	$14,773	$12,223	$2,486	$29,482

Trading Assets and Liabilities

Trading assets and liabilities balances at December 31, 2006, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2005		December 31, 2004
	December 31,
	2006	Amount	%	Amount	%

	($ in millions)
Trading assets:
Securities (1)	$11,924	$1,145	11	$4,888	69
Precious metals	2,716	430	19	(456)	(14)
Fair value of derivatives	11,398	3,243	40	1,791	19

	$26,038	$4,818	23	$6,223	31

Trading liabilities:
Securities sold, not yet purchased	$1,914	$106	6	$963	101
Payables for precious metals	1,336	175	15	202	18
Fair value of derivatives	10,796	3,055	39	761	8

	$14,046	$3,336	31	$1,926	16

(1)	Includes U.S. Treasury, U.S. Government agency, U.S. Government sponsored enterprises, asset backed, corporate bonds and other securities.

Higher trading assets and liabilities within the CIBM business segment were due to:

•	higher volume of activity resulting from business growth initiatives begun in 2005, which continued during 2006; and

•	improved prices and market conditions, particularly related to higher precious metals and securities asset balances.

Refer to page 46 of this Form 10-K for an analysis of trading revenues.

Deposits

The following table summarizes balances for major depositor categories.

December 31	2006	2005	2004	2003	2002

	(in millions)
Individuals, partnerships and corporations	$83,371	$76,438	$65,312	$53,959	$51,470
Domestic and foreign banks	18,080	12,871	12,759	7,580	7,114
U.S. Government and states and political subdivisions	1,927	1,566	1,493	1,464	855
Foreign governments and official institutions	1,172	940	417	952	391

Total deposits	$104,550	$91,815	$79,981	$63,955	$59,830

Deposits were the primary source of funding for balance sheet growth during 2006 and 2005. Total deposits increased 14% and 15% in 2006 and 2005, respectively. For additional commentary regarding deposit growth and strategy, refer to page 7 of this Form 10-K.

Short-Term Borrowings

Lower short-term borrowings for 2006 and 2005 was due to a shift toward customer deposits as the primary source of funding for balance sheet growth.

Long-Term Debt

Incremental borrowings from the $40 billion Global Bank Note Program were $1.6 billion and $1.4 billion for 2006 and 2005, respectively. Total borrowings outstanding under this program were $12 billion at December 31, 2006. Additional information regarding this program and other long-term debt is presented in Note 15 of the consolidated financial statements, beginning on page 127 of this Form 10-K.

HUSI had borrowings from the Federal Home Loan Bank (FHLB) of $5 billion at both December 31, 2006 and 2005, and had access to a potential secured borrowing facility as a member of the FHLB.

Beginning in 2005, HUSI entered into a series of transactions with Variable Interest Entities (VIEs) organized by HSBC affiliates and unrelated third parties. HUSI has determined that it is the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, consolidated the assets and debt of the VIEs. Debt obligations of the VIEs totaling $2.5 billion and $1.0 billion were recorded in long-term debt at December 31, 2006 and 2005, respectively. Refer to Note 27 of the consolidated financial statements, beginning on page 151 of this Form 10-K, for additional information regarding HUSI’s VIE arrangements.

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

Refer to Note 18 of the consolidated financial statements, beginning on page 133 of this Form 10-K, for information regarding all outstanding preferred share issues.

Capital Resources

A summary of changes in common shareholder’s equity is presented in the following table.

	2006	2005	2004

	(in millions)
Balance, January 1	$10,278	$10,366	$6,962
Increase (decrease) due to:
Net income	1,036	976	1,258
Dividends paid to common shareholder	(455)	(675)	(125)
Dividends paid to preferred shareholders	(88)	(46)	(23)
Change in other comprehensive income	(202)	(43)	(97)
Capital contributions from parent (1)	15	3	2,411
Reductions of capital surplus	(9)	(303)	(20)
Other	(4)	—	—

Total net increase (decrease)	293	(88)	3,404

Balance, December 31	$10,571	$10,278	$10,366

(1)

Capital contributions from parent include amounts related to an HSBC stock option plan in which almost all of HUSI’s employees are eligible to participate ($15 million, $3 million, and $11 million for 2006, 2005 and 2004, respectively).

HUSI maintains rolling 12 month capital forecasts on a consolidated basis, and for its banking subsidiaries. Target capital ratios approved by the Board of Directors are set above levels established by regulators as “well capitalized”, and are partly based on a review of peer banks. Dividends are generally paid by HUSI to its parent company, HSBC North America, Inc. (HNAI), when available capital exceeds target levels. Dividends paid to HNAI were significantly reduced in 2004 in order to conserve funds for the December 2004 acquisition of private label receivables and loans from HSBC Finance Corporation. In February 2007, HUSI declared and paid a $305 million dividend to HNAI.

Capital contributions from parent in 2004 include $2.4 billion received to provide additional funding for the private label portfolio acquisition.

Effective January 1, 2005, the separate U.S. defined benefit pension plans were merged into a single defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC affiliates operating in the U.S. As a result, HUSI’s prepaid pension asset of $482 million and a related deferred tax liability of $203 million were transferred to HNAH. The net transfer amount of $279 million was recorded as a reduction of capital surplus.

HUSI and HBUS are required to meet minimum capital requirements by their principal regulators. Risk-based capital amounts and ratios are presented in Note 19 of the consolidated financial statements, beginning on page 135 of this Form 10-K.

Results of Operations

Net Interest Income

Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on page 90 of this Form 10-K.

The following table presents changes in the components of net interest income according to “volume” and “rate”.

		2006 Compared to 2005 Increase/(Decrease)			2005 Compared to 2004 Increase/(Decrease)
Year Ended December 31	2006	Volume	Rate	2005	Volume	Rate	2004

	(in millions)
Interest income:
Interest bearing deposits with banks	$225	$37	$68	$120	$24	$55	$41
Federal funds sold and securities purchased under resale agreements	526	220	116	190	14	102	74
Trading assets	418	141	2	275	53	57	165
Securities	1,145	158	88	899	38	(24)	885
Loans:
Commercial	1,764	217	314	1,233	198	204	831
Consumer:
Residential mortgages	2,200	(271)	150	2,321	491	(1)	1,831
Credit cards	1,329	172	345	812	749	(44)	107
Other consumer	279	(17)	32	264	87	34	143

Total consumer	3,808	(116)	527	3,397	1,327	(11)	2,081
Other interest	91	50	9	32	4	10	18

Total interest income	7,977	707	1,124	6,146	1,658	393	4,095

Interest expense:
Deposits in domestic offices:
Savings deposits	981	150	513	318	12	127	179
Other time deposits	1,152	14	316	822	255	202	365
Deposits in foreign offices:
Foreign banks deposits	392	(13)	150	255	20	138	97
Other time and savings	588	(1)	213	376	(7)	199	184
Short-term borrowings	300	—	30	270	33	110	127
Long-term debt	1,457	153	279	1,025	615	25	385

Total interest expense	4,870	303	1,501	3,066	928	801	1,337

Net interest income - taxable equivalent basis	3,107	$404	$(377)	3,080	$730	$(408)	2,758

Tax equivalent adjustment	26			17			17

Net interest income - non taxable equivalent basis	$3,081			$3,063			$2,741

Significant components of HUSI’s net interest margin are summarized in the following table.

Year Ended December 31	2006	2005	2004

Yield on total earning assets	5.77%	4.96%	4.45%
Rate paid on interest bearing liabilities	3.96	2.78	1.64

Interest rate spread	1.81	2.18	2.81
Benefit from net non-interest or paying funds	.44	.31	.19

Net interest margin on average earning assets (1)	2.25%	2.49%	3.00%

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 87 of this Form 10-K.

Significant trends affecting the comparability of 2005 and 2006 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis (refer to pages 90-91 of this Form 10-K).

	2006		2005		2004

Year Ended December 31	Amount	Interest Rate Spread	Amount	Interest Rate Spread	Amount	Interest Rate Spread

	($ in millions)
Net interest income/interest rate spread from prior year	$3,080	2.18%	$2,758	2.81%	$2,532	3.20%

Increase (decrease) in net interest income associated with:
Trading related activities (1)	(71)		(61)		(5)
Balance sheet management activities (2)	(269)		(156)		(35)
Private label receivable portfolio (3)	210		435		—
Other activity	157		104		266

Net interest income/interest rate spread for current year	$3,107	1.81%	$3,080	2.18%	$2,758	2.81%

(1)	Refer to commentary regarding trading revenues, beginning on page 46 of this Form 10-K.

(2)

Represents HUSI’s activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and HUSI’s approach to manage such risk, are described beginning on page 77 of this Form 10-K.

(3)	Refer to commentary regarding the private label receivable portfolio, beginning on page 52 of this Form 10-K.

Net interest income, presented by business segment on a non-taxable equivalent basis, is summarized in the following table.

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

Year Ended December 31	2006	2005	2004	Amount	%	Amount	%

	($ in millions)
Business segment:
PFS:
Core banking activities	$985	$891	$799	$94	11	$92	12
Residential mortgage loans	247	311	289	(64)	(21)	22	8

Total PFS	1,232	1,202	1,088	30	2	114	10

CF	738	583	182	155	27	401	220
CMB	745	662	586	83	13	76	13
CIBM	181	456	766	(275)	(60)	(310)	(40)
PB	199	172	130	27	16	42	32
Other	(14)	(12)	(11)	(2)	*	(1)	*

Total	$3,081	$3,063	$2,741	$18	1	$322	12

*	Not meaningful.

PFS Business Segment

          2006 Compared to 2005

Net interest income associated with core banking activities was higher for 2006 due primarily to the impact of a growing personal deposit base. Personal deposits are the primary, and relatively low cost, funding source for the PFS segment. Customers have migrated to higher yielding deposit products in 2006, such as the internet savings product, leading to a change in product mix and resulting in narrowing of deposit spreads, which partly offset the benefit of higher deposit balances. Refer to page 7 of this Form 10-K for commentary regarding deposit strategy and growth.

Lower residential mortgage banking net interest income was mainly due to:

•

lower residential mortgage loan balances resulting from various balance sheet management initiatives (refer to commentary regarding residential mortgage banking revenue, beginning on page 43 of this Form 10-K); and

•	interest rate spreads narrowing slightly in 2006 since residential mortgage loans could not be repriced to offset higher funding costs.

2005 Compared to 2004

Higher net interest income for 2005 was due to:

•	significant growth in consumer loan balances, particularly adjustable rate residential mortgage loans; and

•	more favorable interest rate spreads on a growing personal deposits base during 2005; partially offset by

•	$33 million of amortization of premium paid for MasterCard/Visa credit card receivables acquired on a daily basis from HSBC Finance Corporation.

CF Business Segment

          2006 Compared to 2005

The CF segment includes private label credit card receivables, residential mortgage loans and other loans acquired from HSBC Finance Corporation. Higher net interest income for 2006 primarily resulted from significantly reduced amortization of the initial premiums paid for the private label credit card portfolio and other loans acquired in December of 2004. The following table summarizes the impact of premium amortization on net interest income for the CF segment.

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

	2006	2005	2004	Amount	%	Amount	%

	($ in millions)
Net interest income, after premium amortization	$738	$583	$182	$155	27	$401	220

Amortization associated with premiums paid to HSBC Finance Corporation for:
Initial purchase of private label credit card receivables (1)	122	432	—	(310)	(72)	432	*
Ongoing private label credit card receivable purchases (2)	377	283	—	94	33	283	*
Residential mortgage loans (3)	45	69	53	(24)	(35)	16	30
Other loan purchases (3)	6	41	—	(35)	(85)	41	*

Total premium amortization	550	825	53	(275)	(33)	772	*

Net interest income, before premium amortization	$1,288	$1,408	$235	$(120)	(9)	$1,173	499

(1)

In December 2004, HUSI acquired private label credit card receivables from HSBC Finance Corporation. The premium paid for these credit card receivables is being amortized against interest income over the estimated life of the related receivables.

(2)

By agreement, new receivables generated from private label credit card relationships are being acquired from HSBC Finance Corporation on a daily basis, at fair value, resulting in additional premiums, which are amortized over the life of the related receivables.

(3)

HUSI acquired residential mortgage and other consumer loans from December 2003 until these acquisitions were discontinued in September 2005, due to balance sheet management initiatives to enhance liquidity and to address interest rate risk.

*	Not meaningful.

During 2006, private label credit card receivable balances grew 18% due to the addition of new customer relationships during 2006 and 2005, and to decreased funding requirements of off-balance sheet securitized receivable trusts. Despite higher receivable balances however, net interest income, excluding the impact of premium amortization as reflected in the table above, was lower for 2006. Higher interest income resulting from growth in receivables was more than offset by higher interest expense associated with funding the growth in receivables, the latter being a consequence of higher market driven funding costs.

          2005 Compared to 2004

2005 was the first full year of impact for the private label receivable portfolio (the PLRP). During 2005, interest income for the PLRP was significantly reduced by amortization of premiums paid for the portfolio, as noted in the table above.

CMB Business Segment

Higher net interest income for 2006 and 2005 primarily resulted from strong deposit growth across all businesses and loan growth within small business and middle-market businesses. Resources have been invested in business expansion, including the opening of new regional offices, which resulted in higher actual and average loans and deposits balances for 2006 and 2005.

The average yield earned on commercial loans increased for 2006, due to increases in general market rates and HBUS’s prime lending rate.

Deposits are the primary funding source for the CMB business segment and a significant component of CMB’s revenue base. Growth in interest free demand deposits was $541 million and $466 million in 2006 and 2005, respectively. Although the CMB business segment generally earns favorable spreads on the growing deposit base, net interest income growth during 2006 and 2005 was partially offset by narrowing deposit spreads, as customers migrated to higher yielding deposit products.

During the second quarter of 2004, HUSI transferred its Panamanian operations, including commercial loans, deposits and related net interest income included within the CMB segment, to an HSBC affiliate, which partially offset the benefit from business expansion initiatives noted above.

CIBM Business Segment

Lower net interest income associated with balance sheet management and trading activities for 2006 and 2005 primarily resulted from the cumulative effect of higher short-term interest rates in the U.S. which, by flattening the interest rate yield curve, reduced the available opportunities within CIBM to generate additional net interest income. The compression in the interest rate margin began to stabilize in the second half of 2006.

Beginning in 2005, the CIBM business segment expanded its operations and products offered to clients, which resulted in increased trading activity, higher trading assets and liabilities and improved trading results in 2006 and 2005. The resulting increases in trading assets and commercial loans partially offset the negative impact of the rising rate environment and flat yield curve. Refer to pages 31 and 46 of this Form 10-K for additional commentary regarding trading assets and trading revenues, respectively.

PB Business Segment

During 2006 and 2005 additional resources have been allocated to expand products and services provided to high net worth customers served by this business segment, resulting in increased loan and deposit balances, and a corresponding increase in net interest income.

Provision for Credit Losses

The provision for credit losses associated with various loan portfolios is summarized in the following table.

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

Year Ended December 31	2006	2005	2004	Amount	%	Amount	%

	($ in millions)
Commercial	$136	$(15)	$(107)	$151	*	$92	*

Consumer:
Residential mortgages	32	37	21	(5)	(14)	16	76
Credit card receivables	592	560	51	32	6	509	*
Other consumer	63	92	18	(29)	(32)	74	411

Total consumer	687	689	90	(2)	*	599	666

Total provision for credit losses	$823	$674	$(17)	$149	22	$691	*

*	Not meaningful.

          Overview

HUSI’s methodology and accounting policies related to its allowance for credit losses are presented in Critical Accounting Policies beginning on page 25 and in Note 2 of the consolidated financial statements beginning on page 99 of this Form 10-K.

Additional commentary regarding credit quality begins on page 58 of this Form 10-K.

HUSI’s approach toward credit risk management is summarized on pages 72-74 of this Form 10-K.

           2006 Compared to 2005

Higher commercial loan provision expense for 2006 resulted from:

•	higher allowance requirements associated with higher small business and real estate commercial loan portfolio balances in 2006 and 2005;

•	higher charge offs associated with the growing small business portfolio;

•	more normalized commercial loan charge off and recovery activity, in comparison with 2005; and

•	a combination of charge offs and increased allowance for credit losses related to a specific commercial loan relationship within the PB business segment, which resulted in a $29 million provision.

Increased provision expense associated with credit card receivables is consistent with growth in private label credit card receivables during 2006.

Lower residential mortgage and other consumer loan balances were the primary driver for lower allowance requirements and lower provisions associated with these portfolios. Credit quality associated with HUSI’s residential mortgage loan portfolio remained strong in 2006.

          2005 Compared to 2004

Higher provision expense for credit card receivables directly relates to the private label receivable portfolio acquired from HSBC Finance Corporation. 2005 was the first full year of activity for this portfolio for HUSI.

Provisions for commercial, residential mortgage and other consumer loan portfolios generally increased during 2005 due to allowance requirements associated with overall growth within these portfolios. In addition, during 2004, exceptionally strong credit quality within the commercial loan portfolio resulted in net recoveries of $6 million and a credit to provision for credit losses of $107 million for the year.

Other Revenues

The components of other revenues are summarized in the following table.

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

Year Ended December 31	2006	2005	2004	Amount	%	Amount	%

	($ in millions)
Trust income	$88	$87	$95	$1	1	$(8)	(8)

Service charges (also see HSBC affiliate income below)	204	195	196	9	5	(1)	(1)

Credit card fees:
Private label receivables	479	241	3	238	99	238	*
MasterCard/Visa receivables	101	82	79	19	23	3	4

	580	323	82	257	80	241	*

Other fees and commissions (also see HSBC affiliate income below):
Letter of credit fees	74	70	70	4	6	—	—
Wealth and tax advisory services	94	60	45	34	57	15	33
Other fee-based income, net of referral fees	233	174	201	59	34	(27)	(13)

	401	304	316	97	32	(12)	(4)

Securitization revenue	18	114	—	(96)	(84)	114	*

HSBC affiliate income:
Service charges	15	15	17	—	—	(2)	(12)
Other fees and commissions	51	71	27	(20)	(28)	44	163
Gain on sale of residential mortgage loans to HMUS	106	18	—	88	489	18	*
Gain on sale of refund anticipation loans to HSBC Finance Corporation	22	19	—	3	16	19	*
Gain on sale of credit card relationships to HSBC Finance Corporation	—	—	99	—	—	(99)	*
Other affiliate income	14	7	4	7	100	3	75

	208	130	147	78	60	(17)	(12)

Other income:
Insurance	47	48	63	(1)	(2)	(15)	(24)
Valuation allowance increase for changes in market value of residential mortgage loans held for sale to HMUS	(133)	(32)	—	(101)	*	(32)	*
Interest on tax settlement	4	—	17	4	*	(17)	*
Gains on sale of property and other financial assets	52	67	65	(15)	(22)	2	3
Earnings from equity investments	110	43	49	67	156	(6)	(12)
Miscellaneous income	104	67	36	37	55	31	86

	184	193	230	(9)	(5)	(37)	(16)

Residential mortgage banking revenue (expense)	96	64	(120)	32	50	184	*
Trading revenues	755	395	288	360	91	107	37
Securities gains, net	29	106	85	(77)	(73)	21	25

Total other revenues	$2,563	$1,911	$1,319	$652	34	$592	45

*	Not meaningful

Credit Card Fees

Prior to December 2004, credit card fees were primarily associated with HUSI’s MasterCard/Visa credit card portfolio. In December 2004, HUSI acquired private label credit card receivables from HSBC Finance Corporation, which resulted in significant new credit card fee revenue for 2005 and 2006. Higher private label credit card fees in 2006 resulted from the following portfolio activity:

•	growth in the number of customer accounts, customer transaction activity and receivable balances; and

•	lower payments to merchant partners due to terminations and revisions to certain merchant agreements.

Other Fees and Commissions

Increased wealth and tax advisory services revenue in 2006 and 2005 primarily resulted from expansion of such services within the PB business segment (refer to page 57 of this Form 10-K).

Higher other fee-based income is partially due to various growth initiatives undertaken in 2005 and 2006, which resulted in general increases in fee income recorded within the PFS, CMB and CIBM business segments. In addition, activity for 2006 reflects one extra quarter of new service fees, recorded within the CIBM business segment, generated by a subsidiary transferred to HUSI from HSBC in March 2005, which provides accounting and valuation services for hedge fund clients.

Securitization Revenue

Securitization revenue for 2006 and 2005 is comprised of servicing revenue and excess servicing spread resulting directly from the purchase of residual interests in securitized private label credit card receivables from HSBC Finance Corporation in December 2004. During 2006, the balance requirements associated with these off-balance sheet securitization trusts decreased significantly, resulting in increased on-balance sheet receivables, increased interest and fee income and decreased securitization revenue.

All collateralized funding transactions have been structured as secured financings since the third quarter of 2004. Therefore, there were no new securitization transactions during 2006 and 2005.

Additional commentary regarding securitization activities is provided in Note 9 of the consolidated financial statements beginning on page 121 of this Form 10-K.

HSBC Affiliate Income

In June 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties and subsequently selling these loans to HMUS. During 2006, HUSI also began acquiring residential mortgage loans from HSBC Finance Corporation under this program. Higher gains on sales of loans to HMUS in 2006 resulted from significantly increased activity under this program. Refer to other income for commentary regarding the valuation allowance related to loans held for resale under this program. Also, refer to page 9 of this Form 10-K for additional commentary and analysis regarding the balance sheet and earnings impacts of this program.

Effective October 2004, HBUS became the originating lender for HSBC Finance Corporation’s Taxpayer Financial Services business. During 2006 and 2005, mainly in the first quarter of the respective years, HUSI recorded gains on the sale of refund anticipation loans to HSBC Finance Corporation under this program.

In July of 2004, in order to centralize the servicing of credit card receivables within a common HSBC affiliate in the United States, certain consumer MasterCard/Visa credit card customer relationships of HUSI were sold to HSBC Finance Corporation. A $99 million gain was recorded in other revenues as a result of this transaction.

Other Income

Residential mortgage loans held for resale to HMUS are recorded at the lower of cost or market value on HUSI’s consolidated balance sheet. Changes in the valuation allowance associated with these loans are recorded as a separate component of other income. Cumulative net valuation losses related to loans held for resale to HMUS for 2006 and 2005 are offset by gains on sales of these loans, as reported in HSBC affiliate income, and by trading related revenues associated with hedging the interest rate exposure on these loans. Refer to page 9 of this Form 10-K for additional commentary and analysis regarding the balance sheet and earnings impacts of this program.

Gains on sale of property and other financial assets include the following material transactions:

          2006

•	$30 million gain on the sale of property in the third quarter; and

•	$13 million gain from the redemption of Venezuelan Brady Bonds in the second quarter (refer to page 119 of this Form 10-K).

          2005

•	$17 million gain from the sale of property in the third quarter; and

•	$26 million gain from the sale of property, as well as additional gains of $7 million from sales of various branches, in the second quarter.

          2004

•	$45 million gain from the sale of an investment in NYCE Corporation in the third quarter; and

•	$9 million of combined gains from the sale of branches and other properties.

Throughout 2006, HUSI recorded increased earnings from certain equity investments, including a $40 million distribution from a foreign equity investment in the third quarter of 2006. Refer to page 57 of this Form 10-K for additional commentary regarding this equity investment, which is reported within results for the PB business segment.

Business expansion initiatives and balance sheet growth have resulted in generally higher revenues recorded as miscellaneous income during 2006 and 2005, particularly within the CIBM business segment.

Residential Mortgage Banking Revenue

The following table presents the components of residential mortgage banking revenue. Net interest income includes interest earned on assets and paid on liabilities of the residential mortgage banking business as well as an allocation of the funding cost or benefit associated with these balances. The net interest income component of the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

Effective January 2005, HUSI enhanced its funds transfer pricing methodology to better approximate current external market pricing and valuation, resulting in additional internal charges to the residential mortgage banking business. For comparability purposes, 2004 amounts in the following table have also been restated for this change in methodology, which decreased net interest income for 2004 by approximately $206 million.

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

Year Ended December 31	2006	2005	2004	Amount	%	Amount	%

	($ in millions)
Net interest income	$330	$447	$461	$(117)	(26)	$(14)	(3)

Servicing related income (expense):
Servicing fee income	100	76	78	24	32	(2)	(3)
Changes in fair value of MSRs due to (1):
Changes in valuation inputs or assumptions used in valuation model	44	—	—	44	*	—	—
Realization of cash flows	(87)	—	—	(87)	*	—	—
MSRs amortization (2)	—	(73)	(101)	73	*	28	*
MSRs temporary impairment recovery (provision) (2)	—	47	(102)	(47)	*	149	*
Trading – Derivative instruments used to offset changes in value of MSRs	(17)	2	8	(19)	*	(6)	(75)
(Losses) gains on sales of available for sale securities	—	(11)	8	11	*	(19)	(238)

	40	41	(109)	(1)	(2)	150	*

Originations and sales related income:
Gains (losses) on sales of residential mortgages	33	17	(4)	16	94	21	*
Trading and hedging activity	1	(13)	(17)	14	*	4	*

	34	4	(21)	30	750	25	*

Other mortgage income	22	19	10	3	16	9	90

Total residential mortgage banking revenue (expense) included in other revenues	96	64	(120)	32	50	184	*

Total residential mortgage banking related revenue	$426	$511	$341	$(85)	(17)	$170	50

(1)	Based upon adoption of SFAS 156 effective January 1, 2006. Refer to Note 2 of the consolidated financial statements, beginning on page 99 of this Form 10-K for further discussion.

(2)	Based upon methodology existing prior to adoption of SFAS 156.

*	Not meaningful.

          2006 Compared to 2005

As a result of balance sheet management initiatives to enhance liquidity and to address interest rate risk, the following strategic decisions were undertaken in 2006 and 2005, which affected residential mortgage banking results:

•	HUSI increased the proportion of loans originated through its retail channels by leveraging the HSBC brand, branch network and customer base;

•

HUSI opted to decrease the loan volumes generated through HSBC Finance Corporation’s network of residential mortgage loan correspondents. Purchases from correspondents were discontinued in September 2005; and

•	HUSI sold a higher proportion of its own adjustable rate mortgage loan originations in 2006, which previously would have been held on the balance sheet.

          Net Interest Income

As a result of the strategies noted above, average residential mortgage loans recorded on the consolidated balance sheet decreased 11% during 2006, which resulted in a corresponding decrease in net interest income. Decreased net interest income in 2006 was also partially attributable to a narrowing of interest rate spreads on the core mortgage portfolio. Overall yields earned on residential mortgage loans in 2006 were consistent with 2005 levels.

          Servicing Related Income (Expense)

Higher servicing fee income in 2006 resulted primarily from the growth in the portfolio of loans serviced for others, which increased approximately 24% in 2006 due to the following factors:

•	HUSI sold substantially all adjustable rate loans in 2005 and 2006, which previously would have been held on the balance sheet;

•	in the fourth quarter of 2005, HUSI commenced servicing a portfolio of loans previously serviced by a third party; and

•	also in the fourth quarter of 2005, HUSI completed a sale of loans, which were previously held in portfolio, to a government agency for which it continues to provide servicing.

Overall, servicing related income in 2006 was flat in comparison with 2005 levels. Higher servicing fee income was offset by reductions in the value of MSRs, primarily resulting from higher cash flow realization (classified as a component of MSR amortization in prior years). The monthly fluctuation of rates was generally less volatile in 2006 compared to 2005.

Under accounting rules in place prior to 2006, there was no direct relationship between the lower of cost or market value (LOCOM) accounting model for valuing MSRs and the fair value model for valuing related derivative instruments used to offset changes in the economic value of MSRs. Under the guidance outlined in SFAS 156, which became effective January 1, 2006, the accounting model for MSRs now more closely matches the model for related hedging activity as both are fair value models, which has reduced income statement volatility related to the valuation of MSRs.

Additional analysis of MSRs activity is provided in Note 11 of the consolidated financial statements beginning on page 122 of this Form 10-K.

Additional commentary regarding risk management associated with the MSRs hedging program is provided on page 82 of this Form 10-K.

          Origination and Sales Related Income (Expense)

HUSI routinely sells residential mortgage loans to government sponsored entities and other private investors. The increase in originations and sales related income for 2006 was attributable to a higher basis point gain on each individual loan sale as compared with 2005, partially offset by lower volumes sold in 2006.

          2005 Compared to 2004

The following strategic decisions and market factors affected residential mortgage banking results for 2005:

•	HUSI increased the proportion of loans originated through its retail channels by leveraging the HSBC brand, branch network and customer base;

•

as a result of balance sheet management initiatives to enhance liquidity and to address interest rate risk, HUSI opted to decrease the loan volumes generated through HSBC Finance Corporation’s network of residential mortgage loan correspondents. Purchases from correspondents were discontinued in September 2005.

•

HUSI sold a higher proportion of adjustable rate residential mortgage loans in 2005, which previously would have been held on the balance sheet. Residential mortgage loans originated with the intention to sell increased 41% in 2005, as compared with 2004; and

•

as interest rates rose in 2005, loan originations slowed in comparison to the prior year. Total loan originations declined 50% overall in 2005. Adjustable rate loans originated, as a percentage of all loans originated, fell from 67% in 2004 to 30% in 2005.

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

          Servicing Related Income (Expense)

Increased net servicing related income (expense) in 2005 was attributable to decreased MSRs amortization expense and to recoveries of temporary impairment valuation allowances during 2005, as compared with significant provisions for impairment recorded in 2004.

During 2005, interest rates generally rose and prepayments of residential mortgages, mostly in the form of loan refinancings, decreased in comparison with 2004 levels. Loan refinancing activity represented 44% of total originations in 2005, as compared with 50% in 2004. This led to lower amortization charges and the subsequent release of temporary impairment provision on MSRs.

HUSI maintained an available for sale securities portfolio that was used to offset changes in the economic value of MSRs. Net servicing related income amounts in the table do not reflect unrealized losses, reported as a component of other comprehensive income, or net interest income related to these securities.

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

Trading Revenues

Trading revenues are generated by HUSI’s participation in the foreign exchange, credit derivative and precious metal markets; from trading derivative contracts, including interest rate swaps and options; from trading securities; and as a result of certain residential mortgage banking activities.

The following table presents trading related revenues by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is included in net interest income on the consolidated income statement. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

Year Ended December 31	2006	2005	2004	Amount	%	Amount	%

	($ in millions)
Trading revenues	$755	$395	$288	$360	91	$107	37
Net interest income	(56)	15	76	(71)	(473)	(61)	(80)

Trading related revenues	$699	$410	$364	$289	70	$46	13

Business:
Derivatives	$283	$166	$112	$117	70	$54	48
Economic hedges of loans held for sale to HMUS	132	36	—	96	267	36	*
Treasury (primarily securities)	8	24	37	(16)	(67)	(13)	(35)
Foreign exchange and banknotes	182	133	143	49	37	(10)	(7)
Precious metals	87	42	49	45	107	(7)	(14)
Other trading	7	9	23	(2)	(22)	(14)	(61)

Trading related revenues	$699	$410	$364	$289	70	$46	13

*	Not meaningful

          2006 Compared to 2005

During 2006, a wider range of product offerings and enhanced sales capabilities drove significant trading gains across all major client-related activities, primarily during the first half of the year. Derivatives trading revenue was higher due to the success of new product launches, to increased sales of structured products that are tailored to specific customer needs, and to the recognition of income during 2006 that was deferred in the previous year, as market inputs to valuation models became observable. Gains in the precious metals business reflected volume growth driven by a surge in demand arising from strong commodities markets. Income streams in the foreign exchange business remained robust against the backdrop of a weakening U.S. dollar.

Effective since the third quarter of 2005, HUSI maintains a portfolio of derivative instruments that are utilized as economic hedges to offset changes in market values of loans held for sale to HMUS. During 2006, HUSI realized $68 million of net trading revenues and $64 million of net interest income related to this program. Further analysis and commentary regarding these loans and the associated hedges is provided on page 9 of this Form 10-K.

HUSI recognizes gain or loss at the inception of derivative transactions only when the fair value of the transaction can be verified to market transactions or if all significant pricing model assumptions can be verified to observable market data. Gain or loss not recognized at inception is recorded in trading assets and recognized over the term of the derivative contract, or when market data becomes observable. During 2006, the availability of observable market data resulted in recognition of $53 million in trading revenues.

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

          2005 Compared to 2004

Improved trading markets during the second half of 2005 offset the difficult markets encountered during the first half of the year. Overall, client and proprietary trading revenues increased during 2005 as a result of the following factors:

•	improved trading results from an expanded credit derivatives trading desk;

•	successful rollout of a new structured transactions business within the CIBM segment, which has increased derivatives related revenues in 2005; and

•	revenues associated with the new business for acquiring residential mortgage loans from unaffiliated third parties with the intent to sell these loans to HMUS, which was initiated during 2005.

The yield curve continued to flatten during 2005, which resulted in significant decreases in interest rate spreads associated with various trading assets.

Securities Gains, Net

HUSI maintains various securities portfolios as part of its balance sheet diversification and risk management strategy. The following table summarizes the net securities gains resulting from various strategies.

Year Ended December 31	2006	2005	2004

	(in millions)
Balance sheet diversity and reduction of risk	$5	$33	$45
Reduction of Latin and South American exposure	22	22	30
Sale of an equity investment to an HSBC affiliate (1)	—	48	—
Other	2	3	10

Total securities gains, net	$29	$106	$85

(1)	In June 2005, HUSI sold shares in a foreign equity fund to an HSBC affiliate for a gain of $48 million, which is recorded within the PB segment.

Gross realized gains and losses from sales of securities are summarized in Note 6 of the consolidated financial statements, which begins on page 112 of this Form 10-K.

Operating Expenses

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

Year Ended December 31	2006	2005	2004	Amount	%	Amount	%

	($ in millions)
Salaries and employee benefits:
Salaries	$916	$776	$720	$140	18	$56	8
Employee benefits	384	276	227	108	39	49	22

	1,300	1,052	947	248	24	105	11

Occupancy expense, net	221	182	176	39	21	6	3

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	452	415	35	37	9	380	1,086
Fees paid to HMUS	227	162	114	65	40	48	42
Fees paid to HTSU for technology services	235	216	172	19	9	44	26
Fees paid to other HSBC affiliates	162	126	99	36	29	27	27

	1,076	919	420	157	17	499	119

Other expenses:
Equipment and software	72	91	108	(19)	(21)	(17)	(16)
Marketing	98	79	44	19	24	35	80
Outside services	125	116	103	9	8	13	13
Professional fees	78	67	55	11	16	12	22
Telecommunications	21	19	17	2	11	2	12
Postage, printing and office supplies	34	26	25	8	31	1	4
Insurance business	19	19	22	—	—	(3)	(14)
Other	211	188	184	23	12	4	2

Total other expenses	658	605	558	53	9	47	8

Total operating expenses	$3,255	$2,758	$2,101	$497	18	$657	31

Personnel - average number	12,326	11,275	11,416	1,051	9	(141)	(1)
Efficiency ratio	57.66%	55.44%	51.73%

Salaries and Employee Benefits

          2006 Compared to 2005

Higher salary and benefits expenses for 2006 were primarily due to:

•

higher staff counts and a changing mix of staffing to support various business growth initiatives within the PFS, CMB, CIBM and PB business segments (refer to commentary regarding Business Segments, beginning on page 50 of this Form 10-K);

•	higher incentive compensation expenses, largely due to growth in the CIBM and PB segments;

•	lower deferrals of salary costs within the residential mortgage banking business, included within the PFS business segment, resulting from lower loan originations during 2006;

•	higher pension expense, resulting from changes in plan assumptions, particularly a lower discount rate, for 2006; and

•	higher employee welfare costs and payroll related taxes, which relate directly to higher salary costs.

In addition, during 2006, HUSI recorded $12 million of increased compensation expenses related to retirement and other transition of certain HUSI senior executives.

          2005 Compared to 2004

During the first half of 2004, HUSI transferred its brokerage subsidiary and most of its branch operations in Panama to other HSBC affiliates, resulting in a significant reduction in staffing levels and salaries. Excluding these subsidiary transfers, the average number of personnel and associated salaries from HUSI’s remaining operations increased for 2005. Business expansion initiatives in various business segments were the primary drivers of increased staff counts and salaries expense. In addition, in March 2005, HSBC transferred a subsidiary to HUSI that provides accounting and valuation services to hedge fund clients, which also increased staff counts and salaries expense within the CIBM business segment.

Higher employee benefits expenses in 2005 was primarily due to:

•	increased employer share of payroll taxes and other benefit costs associated with the overall staffing and salaries increases noted above; and

•	an increase in HUSI’s employer matching of employee retirement savings contributions due to changes in matching program provisions which took effect during 2004.

Occupancy Expense, Net

Expansion of the core banking network has been a key component of HUSI’s business expansion initiatives during 2006 and 2005. New branches have been opened and lending operations have been expanded, which have resulted in higher rental, depreciation of leasehold improvements, utilities and other occupancy expenses during both years, but particularly during 2006.

Support Services from HSBC Affiliates

Fees are charged by various HSBC affiliates for technology services, for underwriting and broker-dealer services, for loan origination and servicing, and for other operational and administrative support functions. Transactions with HSBC affiliates are further described and summarized in Note 21 of the consolidated financial statements beginning on page 137 of this Form 10-K.

Higher fees charged by HSBC Finance Corporation in 2006 and 2005 resulted from the following:

•

Loan origination and servicing fees - higher fees for 2006 and 2005 resulted from an increased number of accounts and increased balances associated with various credit card receivable and consumer loan portfolios serviced by HSBC Finance Corporation on behalf of HUSI.

•	Various administrative services - higher administrative fees for 2006 and 2005 resulted from specific initiatives to centralize administrative functions.

Higher fees charged by HMUS for treasury and traded markets services resulted primarily from business expansion initiatives within the CIBM segment, which have resulted in higher trading revenues (refer to page 46 of this Form 10-K) and higher other revenues for 2006 and 2005. Additional commentary regarding expansion initiatives for the CIBM segment is provided on page 55 of this Form 10-K.

Fees charged by HTSU for technology services expenses increased in 2006 and 2005, due to continued initiatives by HUSI to upgrade its technology environment. Equipment and software costs included in other expenses have decreased in 2006 and 2005, as these costs are now included in the fees charged by HTSU.

Higher fees charged by other HSBC affiliates in 2006 and 2005 primarily resulted from treasury and traded markets services provided to support business expansion initiatives within the CIBM segment, as well as higher data processing and other charges related to expanded global outsourcing services.

Other Expenses

Business expansion initiatives within PFS, CMB, CIBM and PB business segments have resulted in general increases in outside services and various other expense categories, particularly during 2006.

Increased marketing and promotional expenses for 2006 and 2005 primarily resulted from investment in HSBC brand activities, promotion of the internet savings account and marketing support for branch expansion initiatives.

Efficiency Ratio

The higher efficiency ratios for 2006 and 2005 resulted primarily from higher operating expenses related to various business expansion initiatives, which were partially offset by higher revenues associated with these initiatives, as well as improved results for the private label receivable portfolio. As expected during the build out phase, expense growth associated with expansion initiatives has outpaced related core banking revenue growth.

Income Taxes

Income tax expense decreased $36 million (6%) in 2006, primarily resulting from a lower effective tax rate compared with 2005. The lower effective tax rate for 2006 reflects higher revenues from operations in states with lower tax rates and an increase in low income housing tax credits.

Income tax expense decreased $152 million (21%) in 2005 due principally to a decrease in pretax income combined with an adjustment of prior years’ state and local tax provisions to reflect the actual tax liabilities per the returns filed and a higher level of low income housing tax credits.

Refer to Note 17 of the consolidated financial statements on page 131 of this Form 10-K for additional information regarding income taxes.

Business Segments

HUSI’s business segments are described on pages 50-58 of this Form 10-K. Results for each segment are summarized in the following tables and commentary. Prior period disclosures previously reported for 2005 and 2004 have been conformed herein to the presentation of current segments.

Effective January 1, 2006, activity related to certain commercial banking relationships, which was previously reported in the PFS segment, was transferred to the CMB segment. In addition, also effective January 1, 2006, the CMB segment also includes activity related to an equity investment in Wells Fargo HSBC Trade Bank N.A., which was previously reported in the Other segment. For comparability purposes, 2005 and 2004 results for these segments have been revised to reflect these changes.

Personal Financial Services (PFS)

Lower overall results for the PFS segment in 2006 were primarily due to reduced income before income tax expense for the residential mortgage banking business and, to a lesser extent, to lower results for other core PFS businesses.

Lower residential mortgage related results were driven by strategic balance sheet initiatives to decrease the residential mortgage loan portfolio, and by tightening interest rate spreads. As a result, net interest income associated with residential mortgage banking activities declined $117 million in 2006. Operating expenses for the residential mortgage banking business increased in 2006, partly due to reduced cost deferrals related to a reduced volume of loan originations.

Additional resources continue to be directed towards expansion of core retail banking businesses outside of residential mortgage banking, including investment in the HSBC brand, expansion of the core branch network in existing and new geographic areas, and continued rollout of the internet savings product. Net interest income associated with the core banking operations grew 19% for 2006 as a result of favorable interest rate spreads on a growing deposit base. As expected during the expansion build-out phase, expense growth associated with expansion initiatives has outpaced related core banking revenue growth.

Average deposit balances grew $5 billion (18%) in 2006. Balance sheet growth during 2006 was highlighted by successful rollout of the internet savings product.

The following table summarizes results for the PFS segment.

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

Year Ended December 31	2006	2005	2004	Amount	%	Amount	%

				($ in millions)
Net interest income	$1,232	$1,202	$1,088	$30	2	$114	10
Other revenues	447	406	358	41	10	48	13

Total revenues	1,679	1,608	1,446	71	4	162	11
Operating expenses	1,192	1,002	922	190	19	80	9

	487	606	524	(119)	(20)	82	16
Provision for credit losses	58	103	81	(45)	(44)	22	27

Income before income tax expense	$429	$503	$443	$(74)	(15)	$60	14

          2006 Compared to 2005

Commentary regarding net interest income begins on page 34 of this Form 10-K.

Higher operating expenses for 2006 were due to:

•

higher staff costs from additional headcount recruited to support investment in branch expansion and the internet savings program. Greater emphasis was also placed on recruiting staff dedicated to sales and customer relationship activities, which changed the staff mix, and contributed to higher expenses;

•	higher marketing and other direct costs associated with expansion of the core banking network and growth of the internet savings business;

•	higher expenses within the residential mortgage banking business throughout 2006, partly due to reduced cost deferrals related to a reduced volume of loan originations;

•	increased fees paid to HTSU, as HUSI continued to upgrade its branch sales platform; and

•	allocations of various increased corporate expenses to the PFS business segment, including various compensation costs.

The provision for credit losses decreased $45 million, mainly due to changes in bankruptcy legislation in 2005, which accelerated charge offs and impairment activity related to the legacy MasterCard/Visa credit card and automotive finance portfolios in that year.

          2005 Compared to 2004

Commentary regarding net interest income begins on page 34 of this Form 10-K.

Higher other revenues for 2005 were primarily due to:

•	higher residential mortgage servicing revenue, primarily resulting from significant reversals of temporary MSRs impairment allowances recorded in 2004; and

•

effective in October 2004, HBUS became the originating lender for HSBC Finance Corporation’s Taxpayer Financial Services program. Gains recognized for tax refund anticipation loans sold to HSBC Finance Corporation’s Taxpayer Financial Services business were $19 million in 2005.

In addition, 2005 results reflect a reduction in gains on sale of properties and other assets, as follows:

2005

•	$26 million of gains on sales of certain properties to unaffiliated third parties.

2004

•	$99 million gain on sale of certain MasterCard/Visa credit card relationships to HSBC Finance Corporation;

and

•	$45 million gain on sale of an equity investment.

Increased operating expenses for 2005 were due to:

•	increased personnel, marketing and other direct expenses associated with expanded consumer lending and retail banking operations; and

•	increased fees paid to HTSU, as HUSI has continued to upgrade its technology environment.

The provision for credit losses increased $22 million, as a direct result of increased consumer loan balances.

Consumer Finance (CF)

In December 2004, HUSI acquired $12 billion of loans, primarily private label credit card receivables, from HSBC Finance Corporation. The CF segment, which was initiated in 2005, includes the PLRP and other consumer loans acquired from HSBC Finance Corporation and its correspondents. Results of the CF segment have been positively impacted by growth of private label credit card receivables included within the PLRP and by decreased amortization of premiums paid to HSBC Finance Corporation for those receivables. Private label credit card receivables have grown to $17 billion at December 31, 2006, due to the addition of new credit card relationships and to reduced funding requirements associated with off-balance sheet securitization trusts.

The following table summarizes results for the CF segment.

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

Year Ended December 31	2006	2005	2004	Amount	%	Amount	%

				($ in millions)
Net interest income	$738	$583	$182	$155	27	$401	220
Other revenues	501	356	2	145	41	354	*

Total revenues	1,239	939	184	300	32	755	410
Operating expenses	441	424	17	17	4	407	*

	798	515	167	283	55	348	208
Provision for credit losses	659	599	22	60	10	577	*

Income (loss) before income tax expense	$139.	$(84)	$145	$223	265	$(229)	*

*	Not meaningful.

          2006 Compared to 2005

The following tables summarize the impact of the PLRP on earnings for 2006 and 2005 in comparison with the other portfolios included within this segment, mainly higher quality nonconforming residential mortgage loans.

Year Ended December 31	PLRP	Other	Total CF Segment

		(in millions)
2006
Net interest income	$645	$93	$738
Other revenues	501	—	501

Total revenues	1,146	93	1,239
Operating expenses	425	16	441

	721	77	798
Provision for credit losses	636	23	659

Income before income tax expense	$85	$54	$139

2005
Net interest income	$435	$148	$583
Other revenues	356	—	356

Total revenues	791	148	939
Operating expenses	408	16	424

	383	132	515
Provision for credit losses	564	35	599

(Loss) income before income tax expense	$(181)	$97	$(84)

Commentary regarding net interest income begins on page 34 of this Form 10-K.

Other revenues are primarily comprised of credit card fees and securitization revenue. Fee income has grown significantly in 2006 due to significant growth in the number of accounts included within the PLRP, higher on-balance sheet receivable balances, increased late fees and lower fees paid to merchant partners. Higher fees were partially offset by lower securitization revenue, which decreased due to significantly reduced balance requirements associated with off-balance sheet securitization trusts (refer to Note 9 of the consolidated financial statements, beginning on page 121 of this Form 10-K, for further information regarding HUSI’s securitization activities).

Operating expenses are primarily fees paid to HSBC Finance Corporation for loan servicing, fees paid to HTSU for technology services, and other administrative expenses. Higher servicing fees paid for 2006 resulted directly from portfolio growth.

Higher provision for credit losses for the PLRP portfolio is generally consistent with higher credit card receivable balances.

In accordance with Federal Financial Institutions Examination Council (FFIEC) guidance, HUSI completed its implementation of new minimum monthly payment requirements for domestic private label credit card accounts during the first quarter of 2006, resulting in an immaterial impact on 2006 CF segment results.

Commercial Banking (CMB)

Improved 2006 results, before the provision for credit losses, were primarily due to continued rollout of business expansion initiatives, as HUSI continued to expand its geographic presence in the U.S. Office locations and staffing levels were expanded in 2006 and 2005, as were loan and deposit products offered to small businesses, middle-market and commercial real estate customers, in conjunction with increased marketing efforts. Average loans and deposits grew $1 billion (7%) and $3 billion (29%) respectively, in 2006.

The following table summarizes results for the CMB segment.

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

Year Ended December 31	2006	2005	2004	Amount	%	Amount	%

				($ in millions)
Net interest income	$745	$662	$586	$83	13	$76	13
Other revenues	274	228	200	46	20	28	14

Total revenues	1,019	890	786	129	14	104	13
Operating expenses	508	410	374	98	24	36	10

	511	480	412	31	6	68	17
Provision (credit) for credit losses	62	22	(26)	40	182	48	185

Income before income tax expense	$449	$458	$438	$(9)	(2)	$20	5

          2006 Compared to 2005

Commentary regarding net interest income begins on page 34 of this Form 10-K.

Higher other revenues primarily resulted from:

•	sales of Venezuelan Brady Bonds and related instruments during 2006;

•	increased syndication fees resulting from a strategic decision by the Commercial Real Estate business to mitigate risk by reducing the balance sheet; and

•	higher other fees resulting from business expansion.

Higher operating expenses primarily resulted from:

•	higher personnel costs from additional staff to support expansion initiatives. Recruitment of additional relationship managers also changed the mix of staff and drove costs higher;

•	higher marketing and other direct costs associated with branch expansion initiatives and new lending offices; and

•	to a lesser extent, allocation to CMB of various increased corporate expenses, including increased compensation costs.

Increased provision for credit losses for 2006 resulted from higher allowance requirements associated with higher criticized commercial assets, and higher charge offs associated with the growing small business loan portfolio. In addition, net commercial loan charge offs for 2006 reflect a more normalized credit environment in comparison to lower net charge offs recorded in the prior year.

          2005 Compared to 2004

Commentary regarding net interest income begins on page 34 of this Form 10-K.

Higher other revenues for 2005 resulted from the successful rollout of planned expansion of various small business, middle-market and real estate commercial lending programs.

During 2005, HUSI sold certain properties to unaffiliated third parties, resulting in $14 million of gains recorded in other revenues within the CMB segment.

Increased operating expenses resulted from the business expansion initiatives and from increased fees paid to HTSU for technology services as HUSI continued to upgrade its technology environment.

The provision for credit losses increased $48 million in 2005 as a direct result of higher commercial loan portfolio balances. In addition, unusually high recoveries of loan balances previously charged off were recorded in 2004. Credit quality continued to be strong and well-managed during 2005.

Corporate, Investment Banking and Markets (CIBM)

Various treasury and traded markets activities were expanded in 2006 and 2005, resulting in new products offered to customers, increased marketing efforts for those products, and an expanded infrastructure to support growth initiatives. As a result of these initiatives, average loans increased $5 billion (69%) in 2006.

Strong trading results more than offset lower balance sheet management revenues, which were adversely affected by rising short-term interest rates and a flattening yield curve that reduced net interest income and limited opportunities to profit from placing funds generated from operations.

The following table summarizes results for the CIBM segment.

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

Year Ended December 31	2006	2005	2004	Amount	%	Amount	%

				($ in millions)
Net interest income	$181	$456	$766	$(275)	(60)	$(310)	(40)
Other revenues	1,011	641	534	370	58	107	20

Total revenues	1,192	1,097	1,300	95	9	(203)	(16)
Operating expenses	803	650	525	153	24	125	24

	389	447	775	(58)	(13)	(328)	(42)
Provision (credit) for credit losses	10	(47)	(95)	57	121	48	51

Income before income tax expense	$379	$494	$870	$(115)	(23)	$(376)	(43)

          2006 Compared to 2005

Commentary regarding net interest income begins on page 34 of this Form 10-K.

Higher trading revenues, included in other revenues, were attributable to expanded operations and favorable market conditions related to precious metals, foreign exchange and structured products desks, especially during the first six months of the year. Refer to page 46 of this Form 10-K for additional analysis and commentary regarding trading revenues.

Excluding the trading revenues impact noted above, higher other revenues for 2006 mainly resulted from:

•	higher fee-based income, primarily within the transaction banking business, resulting from expanded product offerings; and

•	one additional quarter in 2006 of service fees generated by a subsidiary transferred to HUSI from HSBC in March 2005, which provides accounting and valuation services for hedge fund clients.

Partially offsetting these increases were decreased realized gains on sales of securities for 2006 (refer to page 112 of this Form 10-K).

Higher operating expenses were mainly due to the first full year impact of the business expansion initiatives begun in 2005, as well as additional investments in early 2006 to support the growing complexity of the CIBM business. Specifically, cost growth in Global Markets was primarily driven by expansion within the mortgage-backed securities, structured derivative and equity businesses. Similarly, operating expenses grew in Transaction Banking, primarily the payments and cash management and the securities services businesses, as business volumes grew to historical highs, which drove higher transaction costs and increased support for expanded capacity.

Staff costs increased due to higher performance incentives, which rose in line with revenue growth, and due to the effect of additional people recruited throughout 2005 and in early 2006. Business support areas, such as market risk, credit and operations staff, also grew to support the expansion of various business lines. Transition of senior executives also contributed to higher compensation costs.

The net provision credit for 2005 resulted from continuation of relatively low charge offs and higher than normal recoveries of amounts previously charged off. Although recoveries have decreased during 2006, charge offs remain low and credit quality remains well managed. Further commentary regarding credit quality begins on page 58 of this Form 10-K.

          2005 Compared to 2004

Commentary regarding net interest income begins on page 34 of this Form 10-K.

Increased other revenues for 2005 were mainly due to increased trading revenues and increased gains on sales of securities. Increased fee-based income, resulting from business expansion initiatives, also contributed to the overall increase in other revenues.

Increased operating expenses resulted from:

•	increased direct expenses associated with expanded operations in risk management and transaction banking businesses, and higher professional fees related to the mortgage-backed securities business;

•	increased expenses associated with development of an infrastructure to support the growing complexity of the CIBM business; and

•	increased fees paid to HTSU and other HSBC affiliates for technology services, as CIBM required additional information technology resources to support system conversions and business expansion.

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

Private Banking (PB)

During 2006 and 2005, additional resources have been allocated to opening new U.S. offices, and to expanding products offered and services provided to customers served by the PB business segment. As a result of these initiatives, average loans and deposits increased $1 billion (14%) and $2 billion (31%) in 2006, respectively.

The PB segment includes an equity investment in a non-consolidated foreign HSBC affiliate (the foreign equity investment). Other revenues for 2006 included higher earnings from that foreign equity investment, while other revenues for 2005 included a gain on sale of a separate investment in a foreign equity fund to an HSBC affiliate. 2006 results also have been impacted by increased credit loss provision expense associated with a specific commercial lending relationship.

The following table summarizes results for the Private Banking (PB) segment.

				2006 Compared to 2005 Increase/(Decrease)		2005 Compared to 2004 Increase/(Decrease)

Year Ended December 31	2006	2005	2004	Amount	%	Amount	%

				($ in millions)
Net interest income	$199	$172	$130	$27	16	$42	32
Other revenues	305	257	204	48	19	53	26

Total revenues	504	429	334	75	17	95	28
Operating expenses	311	272	263	39	14	9	3

	193	157	71	36	23	86	121
Provision (credit) for credit losses	34	(3)	1	37	*	(4)	(400)

Income before income tax expense	$159	$160	$70	$(1)	(1)	$90	129

*	Not meaningful.

          2006 Compared to 2005

Commentary regarding net interest income begins on page 34 of this Form 10-K.

Fee income from wealth and tax advisory services is significantly higher for 2006, due to expanded services offered to customers. In addition, during 2006, earnings from a foreign equity investment increased $44 million due to its sale of shares in a foreign equity fund to an HSBC affiliate. Excluding this transaction, equity earnings from this foreign equity investment are also generally higher in 2006. In the second quarter of 2005, HUSI sold its shares in the same foreign equity fund to an HSBC affiliate resulting in a gain of $48 million.

Increased operating expenses for 2006 mainly resulted from additional resources being allocated to this segment to expand the services provided. Higher personnel costs were driven by increased staff count and by increased compensation expenses related to transition of senior executives. In addition, fees charged by HSBC affiliates grew in 2006 due to higher technology related costs and higher charges related to global outsourcing services.

Increased provision for credit losses during 2006 directly relates to a specific commercial loan relationship for which a combination of charge offs and increased allowances for credit losses resulted in a $29 million provision. Further commentary regarding credit quality begins on page 58 of this Form 10-K.

          2005 Compared to 2004

Commentary regarding net interest income begins on page 34 of this Form 10-K.

Other revenues included a $48 million gain from the sale of shares in a foreign equity fund to an HSBC affiliate.

Increased operating expenses generally resulted from additional resources being allocated to this segment to expand the services provided. Partially offsetting increased operating expenses was the reversal of a portion of a provision for U.S. withholding tax costs related to deficiencies in client tax documentation, which was recorded in the fourth quarter of 2004.

Credit Quality

          Overview

HUSI enters into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. HUSI participates in lending activity throughout the U.S. and, on a limited basis, internationally.

HUSI’s approach toward credit risk management is summarized on pages 72-74 of this Form 10-K.

HUSI’s methodology and accounting policies related to its allowance for credit losses are presented in Critical Accounting Policies beginning on page 25 and in Note 2 of the consolidated financial statements beginning on page 99 of this Form 10-K.

Problem Loan Management

Nonaccruing loans by portfolio, impaired loans and criticized assets are summarized in Note 7 of the consolidated financial statements beginning on page 117 of this Form 10-K.

          Nonaccruing Loans

HUSI’s policies and practices for placing loans on nonaccruing status are summarized in Note 2 of the consolidated financial statements, beginning on page 99 of this Form 10-K.

Nonaccruing loan statistics are summarized in the following table.

	2006	2005	2004	2003	2002

			($ in millions)
Nonaccruing loans
Balance at end of period:
Commercial:
Construction and other real estate	$33	$15	$33	$30	$29
Other commercial	69	70	117	233	242

Total commercial	102	85	150	263	271

Consumer:
Residential mortgages	182	138	99	78	88
Credit card receivables	1	—	—	22	27
Other consumer loans	—	—	1	3	1

Total consumer loans	183	138	100	103	116

Total nonaccruing loans	$285	$223	$250	$366	$387

As a percent of loans:
Commercial:
Construction and other real estate	.37%	.16%	.40%	.43%	.46%
Other commercial	.34	.38	.80	2.00	1.78

Total commercial	.35	.31	.65	1.41	1.36

Consumer:
Residential mortgages	.46	.31	.21	.29	.42
Credit card receivables	.01	—	—	1.89	2.37
Other consumer loans	—	—	.03	.15	.05

Total consumer loans	.30	.22	.16	.35	.49

Total	.32%	.25%	.29%	.76%	.89%

Interest income on nonaccruing loans
(Year Ended December 31):
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$21	$25	$23	$28	$37
Amount actually recorded	8	12	17	12	9

Interest that has been accrued but unpaid on loans placed on nonaccruing status generally is reversed and reduces current income at the time loans are so categorized. Interest income on these loans may be recognized to the extent of cash payments received. In those instances where there is doubt as to collectibility of principal, any cash interest payments received are applied as reductions of principal. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured.

          Impaired Loans

A loan is considered to be impaired when it is deemed probable that all principal and interest amounts due, according to the contractual terms of the loan agreement, will not be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially or wholly charged off, and loans designated as troubled debt restructurings. Impaired loan statistics are summarized in the following table.

	2006	2005	2004	2003	2002

			(in millions)
Impaired loans:
Balance at end of period	$100	$90	$236	$267	$288
Amount with impairment reserve	35	27	210	179	170
Impairment reserve	13	10	18	86	89

          Criticized Assets

Criticized asset classifications are based on the risk rating standards of HUSI’s primary regulator. Problem loans are assigned various criticized facility grades under HUSI’s allowance for credit losses methodology. The following facility grades are deemed to be criticized.

Special Mention – generally includes loans that are protected by collateral and/or the credit worthiness of the customer, but are potentially weak based upon economic or market circumstances which, if not checked or corrected, could weaken HUSI’s credit position at some future date.

Substandard – includes loans that are inadequately protected by the underlying collateral and/or general credit worthiness of the customer. These loans present a distinct possibility that HUSI will sustain some loss if the deficiencies are not corrected. This category also includes certain non-investment grade securities, as required by HUSI’s principal regulator.

Doubtful – includes loans that have all the weaknesses exhibited by substandard loans, with the added characteristic that the weaknesses make collection or liquidation in full of the recorded loan highly improbable. However, although the possibility of loss is extremely high, certain factors exist which may strengthen the credit at some future date, and therefore the decision to charge off the loan is deferred. Loans graded as doubtful are required to be placed in nonaccruing status.

Criticized assets are summarized in the following table.

		Increase/(Decrease) from
	December 31, 2006
		December 31, 2005		December 31, 2004

		Amount	%	Amount	%

			($ in millions)
Special mention:
Commercial loans	$1,364	$658	93	$580	74

Substandard:
Commercial loans	765	612	400	551	257
Consumer loans	601	147	32	225	60
Non-investment grade securities	30	(84)	(74)	30	—

	1,396	675	94	806	137

Doubtful:
Commercial loans	32	7	28	(14)	(30)

Total	$2,792	$1,340	92	$1,372	97

The increase in substandard commercial loans is addressed under Commercial Loan Credit Quality on page 64. Higher substandard consumer loans primarily relate to private label credit card receivables and, to a lesser extent, to residential mortgage loans acquired from HSBC Finance Corporation. At December 31, 2006, substandard credit card receivables and residential mortgage loans represented 1.8% and .6% of their respective total loan portfolios.

Concentrations of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. HUSI’s concentrations of credit risk include:

•

residential mortgage loans with high loan-to-value (LTV) ratios and no mortgage insurance, which could result in potential inability to recover the entire investment in loans involving foreclosed or damaged properties;

•	interest-only residential mortgage loans, which allow customers to pay only the accruing interest for a period of time, resulting in lower payments during the initial loan period;

•	concentrations of second liens within the residential mortgage loan portfolio; and

•	adjustable rate residential mortgage loans that will experience their first interest rate resets within the next two years.

Additional disclosures regarding credit risk concentrations are provided in Note 7 of the consolidated financial statements, beginning on page 117 of this Form 10-K.

Cross-Border Net Outstandings

Cross-border net outstandings, as calculated in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines, are amounts payable to HUSI by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Cross-border net outstandings include deposits placed with other banks, loans, acceptances, securities available for sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable. Excluded from cross-border net outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposit issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposit); and cross-border claims that are guaranteed by cash or other external liquid collateral. Cross-border net outstandings that exceed .75% of total assets at year-end are summarized in the following table.

	Banks and Other Financial Institutions	Commercial and Industrial	Total

		(in millions)
December 31, 2006:
France	$1,782	$49	$1,831
Canada	1,305	793	2,098
United Kingdom	1,738	1,127	2,865

	$4,825	$1,969	$6,794

December 31, 2005:
United Kingdom	$1,497	$970	$2,467

December 31, 2004:
United Kingdom	$2,724	$1,086	$3,810

Provision and Allowance for Credit Losses

An analysis of the provision for credit losses is provided on page 38 of this Form 10-K.

An analysis of overall changes in the allowance for credit losses and related allowance ratios is presented in the following table.

Year Ended December 31	2006	2005	2004	2003	2002

			($ in millions)
Total loans at year end	$90,237	$90,342	$84,947	$48,474	$43,636
Average total loans	88,853	87,898	60,328	44,187	42,054

Allowance for credit losses:
Balance at beginning of year	$846	$788	$399	$493	$506
Allowance related to acquisitions and (dispositions), net	(8)	—	485	(15)	(2)

Charge offs:
Commercial	136	75	54	160	151
Consumer:
Residential mortgages	37	24	15	3	3
Credit card receivables	728	659	65	59	63
Other consumer loans	111	113	23	21	24

Total consumer loans	876	796	103	83	90

Total charge offs	1,012	871	157	243	241

Recoveries on loans charged off:
Commercial	38	71	60	35	21
Consumer:
Residential mortgages	2	1	2	1	1
Credit card receivables	170	146	8	8	8
Other consumer loans	38	37	8	7	5

Total consumer loans	210	184	18	16	14

Total recoveries	248	255	78	51	35

Total net charge offs	764	616	79	192	206

Provision charged (credited) to income	823	674	(17)	113	195

Balance at end of year	$897	$846	$788	$399	$493

Allowance ratios:
Total net charge offs to average loans:
Commercial	.35%	.02%	(.03)%	.63%	.66%
Consumer:
Residential mortgages	.08	.05	.04	.01	.01
Credit card receivables	3.49	3.81	4.69	4.57	5.00
Other consumer loans	2.47	2.41	.71	.72	.96

Total consumer loans	1.10	.96	.21	.28	.34

Total loans	.86%	.70%	.13%	.43%	.49%

Year-end allowance to:
Year-end total loans	.99%	.94%	.93%	.82%	1.13%
Year-end total nonaccruing loans (1)	314.74%	379.37%	315.20%	109.02%	127.39%

(1)

The increased allowance for credit losses at the end of 2006, 2005 and 2004 resulted from the acquisition of the private label credit card receivables from HSBC Finance Corporation. As these receivable balances are typically maintained as accruing until charged off, there were no loan balances included in this portfolio which were classified as nonaccruing, resulting in a significant increase in the ratio of allowance to nonaccruing loans for 2006, 2005 and 2004 as compared with prior years.

Changes in the allowance for credit losses during 2006 and 2005, by general loan categories, are summarized in the following tables.

Year Ended December 31	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

			(in millions)
2006
Balance at beginning of year	$162	$34	$600	$36	$14	$846

Allowance related to dispositions	—	—	(8)	—	—	(8)

Charge offs	136	37	728	111	—	1,012
Recoveries	38	2	170	38	—	248

Net charge offs	98	35	558	73	—	764

Provision charged (credited) to income	139	32	592	63	(3)	823

Balance at end of year	$203	$31	$626	$26	$11	$897

2005
Balance at beginning of year	$182	$20	$553	$20	$13	$788

Charge offs	75	24	659	113	—	871
Recoveries	71	1	146	37	—	255

Net charge offs	4	23	513	76	—	616

Provision charged (credited) to income	(16)	37	560	92	1	674

Balance at end of year	$162	$34	$600	$36	$14	$846

An allocation of the allowance for credit losses by major loan categories is presented in the following table. The 2004 decrease in the unallocated portion noted in the table is due to refinement in the allowance methodology during that year.

	2006		2005		2004		2003		2002

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

					($ in millions)
Commercial	$203	33	$162	31	$182	27	$252	39	$346	46
Consumer:
Residential mortgages	31	44	34	49	20	55	13	55	11	47
Credit card receivables	626	20	600	17	553	14	54	2	51	3
Other consumer	26	3	36	3	20	4	16	4	27	4
Unallocated reserve	11	—	14	—	13	—	64	—	58	—

Total	$897	100	$846	100	$788	100	$399	100	$493	100

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses, as well as movements in comparison with prior years, are summarized in the following table.

		Increase (Decrease) from

	December 31,	December 31, 2005		December 31, 2004

	2006	Amount	%	Amount	%

		($ in millions)
On-balance sheet allowance:
Specific	$14	$5	56	$(4)	(22)
Collective	189	40	27	39	26
Transfer risk	—	(4)	(100)	(14)	(100)

	203	41	25	21	12
Unallocated	11	(3)	(21)	(2)	(15)

Total on-balance sheet allowance	214	38	22	19	10

Off-balance sheet allowance	98	10	11	8	9

Total commercial allowances	$312	$48	18	$27	9

          2006

HUSI’s growth initiatives during 2005 and 2006 have resulted in a continuing trend of growth in the size and complexity of HUSI’s commercial loan portfolio. In addition, certain segments of the economy continue to show signs of slowing, resulting in higher probabilities of default, which is a key driver for credit grading. The resulting net increase in criticized assets in 2006, in combination with increased loan balances, resulted in higher specific and collective allowances at December 31, 2006.

Criticized asset classifications are based on the risk rating standards of HUSI’s primary regulator. Higher substandard criticized assets (refer to page 60 of this Form 10-K) resulted mainly from downgrades in auto and insurance industry exposures within the CIBM business segment, and middle market commercial exposures within CMB. The downgrades resulted in part from changes in the credit metrics for specific credits within these industries and portfolios. Total nonaccruing commercial loans, as a percentage of total commercial loans, remain low and are flat year over year. In addition, commercial loan net charge offs remain below historical averages. Based upon evaluation of the repayment capacity of the obligors, including support from adequately margined collateral, performance on guarantees, and other mitigating factors, impairment is modestly higher at December 31, 2006 as compared with prior reporting periods, and is adequately reflected in the allowances for specific and collective impairment.

Continued increases in provisions and allowances for credit losses are expected in the near future due to growing portfolio risk resulting from:

•	HUSI’s continued geographic expansion;

•	increased borrower concentrations;

•	increased number and complexity of products offered; and

•	continuing signs of stress within certain segments of the economy.

HUSI management continues to monitor and reduce exposures to those industries considered to be higher risk. During 2006, HUSI management began to make more extensive use of available tools to more actively manage net exposure within its corporate loan portfolios with an increased syndication capacity as well as increased use of credit default swaps to economically hedge and reduce certain exposures.

Any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses. For example, HUSI management is monitoring rising interest rates and high energy prices, which could potentially lead to a deceleration of U.S. economic activity. Recent events in the Middle East may also worsen the overall energy picture.

          2005

Calendar year 2004 was a period of unusually low charge offs and high recoveries of commercial loans. During 2005, charge offs increased 39%, but the level of charge offs was still well below 2003 and prior year levels. Recoveries increased again in 2005 due to sales of certain problem credits at amounts higher than recorded book values.

Commercial loan credit quality was generally stable throughout 2005. Nonaccruing commercial loans decreased for the fifth consecutive year, reflecting HUSI’s generally strong credit underwriting standards and improving economic conditions in recent years. Criticized assets classified as “substandard” increased $131 million during 2005, primarily due to the addition of non-investment grade securities to the calculation of these assets. Excluding these securities, criticized commercial loans declined among all categories during 2005.

          Credit Card Receivable Credit Quality

Credit card receivables are primarily private label receivables, including closed and open ended contracts, acquired from HSBC Finance Corporation. Receivables included in the private label credit card portfolio are generally maintained in accruing status until being charged off six months after delinquency. The following table provides credit quality data for credit card receivables.

December 31	2006	2005

	($ in millions)
Accruing credit card receivables contractually past due 90 days or more:
Balance at end of period	$339	$248
As a percent of total credit card receivables	1.86%	1.60%

Allowance for credit losses associated with credit card receivables:
Balance at end of period	$626	$600
As a percent of total credit card receivables	3.43%	3.87%

Net charge offs of credit card receivables:
Total for the period	$558	$513
Annualized net charge offs as a percent of average credit card receivables	3.49%	3.81%

          2006

The allowance for credit losses associated with credit card receivables increased $26 million (4%) during 2006. Net charge off and provision activity during 2006, as well as the allowance balance at December 31, 2006, are generally consistent with increased private label credit card receivable balances (refer to page 52 of this Form 10-K for commentary regarding credit card receivables).

          2005

The allowance for credit losses associated with credit card receivables increased $47 million during 2005. During the second half of the year, HUSI recorded an incremental $15 million allowance for credit losses associated with Hurricane Katrina and new bankruptcy legislation. Excluding these incremental provisions, allowance activity reflects normal portfolio experience for the increased balances associated with the private label receivables.

          Residential Mortgage Loan Credit Quality

          2006

The allowance for credit losses related to residential mortgage loans decreased 9% during 2006. Lower loan balances resulted in lower allowance requirements during the year. HUSI’s residential mortgage portfolio is primarily comprised of prime mortgage loans, for which credit quality remained strong during 2006 and 2005.

          2005

The allowance for credit losses associated with residential mortgage loans increased 70% during 2005, primarily due to significant growth in this loan portfolio during 2005 and 2004.

          Reserve for Off-Balance Sheet Exposures

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $98 million and $88 million at December 31, 2006 and 2005, respectively.

          Credit and Market Risks Associated with Derivative Contracts

Credit (or repayment) risk in derivative instruments is minimized by entering into transactions with high quality counterparties, including other HSBC entities. Counterparties include financial institutions, government agencies, both foreign and domestic, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients. These counterparties are subject to regular credit review by the credit risk management department. Most derivative contracts are governed by an International Swaps and Derivatives Association Master Agreement. Depending on the type of counterparty and the level of expected activity, bilateral collateral arrangements may also be required.

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

December 31	2006	2005

	(in millions)
Risk associated with derivative contracts:
Current credit risk exposure	$11,398	$8,155
Future credit risk exposure	72,447	61,548

Total risk exposure	83,845	69,703
Less: collateral held against exposure	(3,989)	(1,850)

Net credit risk exposure	$79,856	$67,853

The table below summarizes the risk profile of the counterparties of HUSI’s on balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral.

	Percent of Current Credit Risk Exposure, Net of Collateral

Rating equivalent at December 31	2006	2005

AAA to AA-	46%	28%
A+ to A-	31	39
BBB+ to BBB-	15	22
BB+ to B-	4	4
CCC+ and below	4	7

Total	100%	100%

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

HUSI’s Asset and Liability Policy Committee is responsible for monitoring and defining the scope and nature of various strategies utilized to manage interest rate risk that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedge strategies are then incorporated into HUSI’s overall interest rate risk management and trading strategies.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

The following table presents maturity information related to various off-balance sheet arrangements. Descriptions of the various arrangements follow the table.

	Balance at December 31, 2006

	One Year or Less	Over One Through Five Years	Over Five Years	Total	Balance at December 31, 2005

	(in millions)
Standby letters of credit, net of participations (1)	$3,775	$3,371	$113	$7,259	$6,114
Commercial letters of credit	748	47	—	795	806
Loan sales with recourse (2)	—	1	7	8	9
Credit derivative contracts (3)	16,630	248,055	166,946	431,631	222,419
Commitments to extend credit:
Commercial	18,644	32,172	5,046	55,862	51,284
Consumer	9,627	—	—	9,627	8,305
Securities lending indemnifications	—	—	—	—	4,135

Total	$49,424	$283,646	$172,112	$505,182	$293,072

(1)	Includes $542 million and $523 million issued for the benefit of HSBC affiliates at December 31, 2006 and 2005, respectively.

(2)	$7 million of this amount is indemnified by HSBC affiliates at December 31, 2006 and 2005.

(3)	Includes $71,908 million and $51,202 million issued for the benefit of HSBC affiliates at December 31, 2006 and 2005, respectively.

          Letters of Credit

HUSI may issue a letter of credit for the benefit of a customer, authorizing a third party to draw on the letter for specified amounts under certain terms and conditions. The issuance of a letter of credit is subject to HUSI’s credit approval process and collateral requirements. HUSI issues two types of letters of credit, commercial and standby.

•

A commercial letter of credit is drawn down on the occurrence of an expected underlying transaction, such as the delivery of goods. Upon the occurrence of the transaction, a commercial letter of credit is recorded as a customer acceptance in other assets and other liabilities until settled.

•

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of HUSI’s “stand ready obligation to perform” under these guarantees, amounting to $21 million and $19 million at December 31, 2006 and 2005, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $25 million and $20 million at December 31, 2006 and 2005, respectively.

          Loan Sales with Recourse

HUSI generally sells loans and other assets without recourse. In years prior to 2006, HUSI’s mortgage banking subsidiary sold residential mortgage loans with recourse upon borrower default, with partial indemnification from third parties.

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

          Commitments to Repurchase Mortgage Loans Previously Sold

In the normal course of business, HUSI’s mortgage banking subsidiary routinely sells loans to investors in the secondary market. As a result, HUSI is contractually obligated to repurchase loans in the case of a breach of representation or warranty, or in the case of an early payment default.

Contractual Obligations

Obligations to make future payments under contracts are presented in the following table.

December 31, 2006	One Year or Less	Over One Through Five Years	Over Five Years	Total

	(in millions)
Subordinated long-term debt and perpetual capital notes (1)	$—	$900	$4,561	$5,461
Other long-term debt, including capital lease obligations (1)	7,468	10,862	5,614	23,944
Pension and other postretirement benefit obligations (2)	58	266	431	755
Minimum future rental commitments on operating leases (3)	81	239	189	509
Purchase obligations (4)	89	110	—	199

Total	$7,696	$12,377	$10,795	$30,868

(1)	Represents future principal payments related to debt instruments included in Note 15 of the consolidated financial statements beginning on page 127 of this Form 10-K.

(2)

Represents estimated future employee service expected to be paid based on assumptions used to measure HUSI’s benefit obligation at December 31, 2006. See Note 23 of the consolidated financial statements beginning on page 142 of this Form 10-K.

(3)

Represents expected minimum lease payments under noncancellable operating leases for premises and equipment included in Note 25 of the consolidated financial statements beginning on page 148 of this Form 10-K.

(4)

Represents binding agreements for facilities management and maintenance contracts, custodial account processing services, internet banking services, consulting services, real estate services and other services.

Risk Management

Overview

Some degree of risk is inherent in virtually all of HUSI’s activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI’s businesses, it is addressed below as a separate functional discipline.

The objective of HUSI’s risk management system is to identify, measure and monitor risks so that:

•	the potential costs can be weighed against the expected rewards from taking the risks;

•	unexpected losses can be minimized;

•	appropriate disclosures can be made to all concerned parties;

•	adequate protections, capital and other resources can be put in place to weather all significant risks; and

•	compliance with all relevant laws, regulations and regulatory requirements is ensured through staff education, adequate processes and controls, and ongoing monitoring efforts.

Historically, HUSI’s approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses. Extensive centrally determined requirements for controls, limits, reporting and the escalation of issues have been detailed in HUSI’s and HSBC’s policies and procedures. In addition, HUSI has a formal independent compliance function, the staff of which has been aligned with, and has advised, each business and support function.

As a result of an increasingly complex business environment, increased regulatory scrutiny, and the evolution of improved risk management tools and standards, HUSI has significantly upgraded, and continues to upgrade, its methodologies and systems. New practices and techniques have been developed that involve data development, modeling, simulation and analysis, management information systems development, self-assessment, and staff education programs. HUSI has a senior leadership structure under the direction of the Chief Risk Officer, which includes dedicated independent risk specialists for operational, AML and fiduciary risk, in addition to the existing specialists for managing other risks. Staffing has been expanded, especially in the areas of compliance/AML and market risk.

Risk management oversight begins with HUSI’s Board of Directors and its various committees, principally the Audit Committee. Specific oversight of various risk management processes is provided by the Risk Management Committee, which was assisted by five principal subcommittees through 2006:

•	the Credit Risk Committee;

•	the Asset and Liability Policy Committee;

•	the Operational Risk Management Committee;

•	the Fiduciary Risk Management Committee; and

•	the Compliance Risk Management Committee.

The Risk Management Committee and each sub-committee were chartered by the Board of Directors. While the charters were tailored to reflect the roles and responsibilities of each committee, they all had the following common themes:

•	defining risk appetites, policies and limits;

•	monitoring and assessing exposures, trends and the effectiveness of risk management;

•	reporting to the Board of Directors; and

•	promulgating a suitable risk taking, risk management, and compliance culture.

In early 2007, in order to foster more enterprise-wide risk oversight, the Risk Management Committee assumed responsibility for the functions of the Credit Risk and Compliance Risk Management Committees.

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

Economic and Regulatory Capital

          Economic Capital

Economic capital is defined as the amount of capital required to sustain a business through a complete business cycle, enabling the business to absorb unexpected losses and thus minimize the probability of insolvency. Economic capital is measured at the business unit level based on four categories of risk:

•	Credit risk

•	Operational risk

•	Market risk

•	Interest rate risk

Whereas regulatory capital is calculated at the total bank level as a measure of the minimum capital needed for regulatory compliance and is based on the amount of capital maintained in relation to risk-weighted assets at a specific point in time, economic capital is actually a measure of risk. As a result, economic capital can be compared to total corporate capital resources and, since it can be assigned to each business unit according to its risk characteristics, it can be used to establish business performance measures, make pricing decisions or set portfolio guidelines.

Economic capital is an internal measure developed by HUSI based on its unique set of diverse businesses, risk appetites, and management practices. In 2004, HUSI began to calculate economic capital from statistical analyses of possible losses related to credit, market, interest rate and operational risk. HUSI calculates economic capital sufficient to cover losses over a one year time horizon at a 99.95% confidence level. This is consistent with HBUS’s “AA” rating, as “AA” rated credits have historically defaulted at a rate of about ..05% per year. The one year time horizon is also consistent with traditional planning and budgeting time horizons. Quantification of possible losses related to other risks, such as fiduciary and reputational risk, are broadly covered under the credit, market and operational risk measurements.

          Basel Capital Standards

The timing of HNAH’s and HUSI’s preparations relative to Basel II is summarized on page 12 of this Form 10-K. Only the most advanced approaches toward implementation of the Basel II framework are expected to be adopted by U.S. regulators. For credit risk and operational risk, bank holding companies must adopt the Advanced Internal Ratings Based approach and the Advanced Measurement Approach, respectively, as described in the Basel framework. The final Basel framework will include new rules and definitions for traded products, which will result in revised market risk assessment.

HUSI will continue to leverage its internal economic capital development program in its preparations for the new capital adequacy standards. Many of the practices related to the calculation of economic capital will be used to satisfy regulatory requirements. While HUSI expects to qualify to use the new approaches in time to meet the final required implementation date in the U.S., the Basel II framework must essentially be in place on January 1, 2008 to meet HSBC requirements.

Credit Risk Management

Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default.

For HUSI, credit risk is inherent in various on and off-balance sheet instruments and arrangements:

•	in loan portfolios;

•	in investment portfolios;

•	in unfunded commitments such as letters of credit and lines of credit that customers can draw upon; and

•	in treasury instruments, such as interest rate swaps which, if more valuable today than when originally contracted, may represent an exposure to the counterparty to the contract.

While credit risk exists widely within HUSI, diversification among various commercial and consumer portfolios helps HUSI to lessen risk exposure.

HUSI assesses, monitors and controls credit risk with formal standards, policies and procedures. An independent Credit Risk function is maintained under the direction of Co-Chief Credit Officers, who report directly to the Chief Executive Officer of HUSI, and indirectly to the Chief Risk Officer of HNAH and to the Group General Manager, Head of Credit and Risk for HSBC.

The responsibilities of the credit risk function include:

•

Formulating credit policies - HUSI’s policies are designed to ensure that various retail and commercial business units operate within clear standards of acceptable credit risk. HUSI’s policies ensure that the HSBC standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the Audit Committee.

•

Approving new credit exposures and independently assessing large exposures annually - The Co-Chief Credit Officers delegate credit authority to various lending units throughout HUSI. However, most large credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Co-Chief Credit Officers. In addition, the Co-Chief Credit Officers coordinate the approval of material credits with HSBC Group Credit and Risk which, subject to certain agreed-upon limits, will review and concur on material new and renewal transactions.

•

Maintaining and developing HUSI’s risk rating system - HUSI utilizes a two-dimensional credit risk rating system in order to categorize exposures meaningfully and facilitate focused management of the attendant risks. This ratings system is comprised of a 22 category Customer Risk Rating which considers the probability of default of an obligor and a separate assessment of a transaction’s potential loss given default. This approach increasingly allows for a more granular analysis of risk and trends. Rating methodology is based upon a wide range of financial analytics together with market data-based tools which are core inputs to the assessment of counterparty risk. Although automated risk-rating processes are increasingly in use, for the larger facilities ultimate responsibility for setting risk grades rests in each case with the final approving executive. Risk grades are reviewed frequently and amendments, where necessary, are implemented promptly.

•

Measuring portfolio credit risk - Over the past few years, the advanced credit ratings system has been used to implement a credit economic capital risk measurement system to measure the risk in HUSI’s credit portfolios, using the measure in certain internal and Board of Directors reporting. Simulation models are used to determine the amount of unexpected losses, beyond expected losses, that HUSI must be prepared to support with capital given its targeted debt rating. Monthly credit economic capital reports are generated and reviewed with management and the business units. Efforts continue to refine both the inputs and assumptions used in the credit economic capital model to increase its usefulness in pricing and the evaluation of large and small commercial and retail customer portfolio products and business unit return on risk.

•

Monitoring portfolio performance - HUSI has implemented a credit data warehouse to centralize the reporting of its credit risk, support the analysis of risk using tools such as economic capital, and to calculate its credit loss reserves. This data warehouse will also support HSBC’s wider effort to meet the requirements of Basel II and to generate credit reports for management and the Board of Directors.

•

Establishing counterparty and portfolio limits - HUSI monitors and limits its exposure to individual counterparties and to the combined exposure of related counterparties. In addition, selected industry portfolios, such as real estate and structured products, are subject to caps that are established by the Co-Chief Credit Officers and reviewed where appropriate by management committees and the Board of Directors. Counterparty credit exposure related to derivative activities is also managed under approved limits. Since the exposure related to derivatives is variable and uncertain, HUSI uses internal risk management methodologies to calculate the 95% worst-case potential future exposure for each customer. These methodologies take into consideration, among other factors, cross-product close-out netting, collateral received from customers under Collateral Support Annexes (CSAs), termination clauses, and off-setting positions within the portfolio.

•

Managing problem commercial loans - Special attention is paid to problem loans. When appropriate, HUSI’s Special Credits Unit provides customers with intensive management and control support in order to help them avoid default wherever possible and maximize recoveries.

•

Establishing allowances for credit losses - The Co-Chief Credit Officers share the responsibility with the Chief Financial Officer for establishing appropriate levels of allowances for credit losses inherent in various loan portfolios.

•

Overseeing retail credit risk - Each retail business unit is supported by dedicated advanced risk analytics units. The Co-Chief Credit Officers provide independent oversight of credit risk associated with these retail portfolios and is supported by expertise from HNAH’s Retail Credit Management unit, under the direction of HNAH’s Chief Risk Officer.

•

Chairing the Credit Risk Management Committee - Through 2006 the Chief Credit Officer chaired the Credit Risk Management Committee and was responsible for strategic and collective oversight of the scope of risk taken, the adequacy of the tools used to measure it, and the adequacy of reporting. Early in 2007, responsibility for credit risk management was transferred to the Risk Management Committee.

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

HUSI has substantial, but historically well controlled, interest rate risk in large part as a result of its large portfolio of residential mortgages and mortgage backed securities, which consumers can prepay without penalty, and to a lesser extent the result of its large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of relatively low cost funds. Market risk exists principally in treasury businesses and to a lesser extent in the residential mortgage business where mortgage servicing rights and the pipeline of forward mortgage sales are hedged. HUSI has little foreign exchange exposure from investments in overseas operations, which are limited in scope. Total equity investments, excluding stock owned in the Federal Reserve and New York Federal Home Loan Bank, represent less than 4% of total available for sale securities.

The management of liquidity, interest rate and most market risk is centralized in treasury and mortgage banking operations. In all cases, the valuation of positions and tracking of positions against limits is handled independently by HUSI’s finance units. Oversight of all liquidity, interest rate and market risks is provided by the Asset and Liability Policy Committee (ALCO) which is chaired by the Chief Financial Officer. Subject to the approval of the HUSI Board of Directors and HSBC, ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk, and assesses the adequacy of reporting. ALCO also conducts contingency planning with regard to liquidity.

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

In carrying out this responsibility, ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at HUSI’s disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. HUSI’s liquidity management approach has been supplemented by increased deposits, potential sales (e.g. residential mortgage loans), and securitizations (e.g. credit cards) in liquidity contingency plans. In addition, ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. It must also maintain a liquidity management contingency plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on HUSI’s business and customer relationships. In the event of a cash flow crisis, HUSI’s objective is to fund cash requirements without access to the wholesale unsecured funding market for at least one year. Contingency funding needs will be satisfied primarily through the sale of the investment portfolio and liquidation of the residential mortgage portfolio. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage and PLRP portfolios may be sold, securitized, or used for collateral at the FHLB to increase borrowings.

Deposits from a diverse mix of “core” retail, commercial and public sources and online savings accounts represent a significant, cost-effective and stable source of liquidity under normal operating conditions. Total deposits increased $13 billion and $12 billion during 2006 and 2005, respectively. Online savings account growth was $6 billion and $1 billion for 2006 and 2005, respectively. In conjunction with a minimal change in total loans in 2006, this deposit growth led to improved liquidity ratios at HBUS and to reduced borrowing in the global capital and wholesale markets. In particular, HUSI’s loans to deposits ratio improved significantly during 2006.

HUSI’s ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. In June 2006, Standard and Poor’s upgraded the ratings of HBUS and HUSI. At December 31, 2006, HUSI and HBUS maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch

HUSI:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa3	AA-	AA

HBUS:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa2	AA	AA

HUSI’s continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, internal and external, may impact HUSI’s access to and costs associated with issuing debt in these markets. These factors include HUSI’s debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of HUSI’s management of credit risks inherent in its customer base.

Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for HUSI. Additional liquidity is provided by debt securities. Approximately $3 billion of debt securities in this portfolio at December 31, 2006 are expected to mature in 2007. The remaining $20 billion of debt securities not expected to mature in 2007 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through HUSI’s ability to sell or securitize loans in secondary markets through whole-loan sales and securitizations. In 2006, HUSI sold residential mortgage loans of approximately $9.6 billion. The amount of residential mortgage loans and credit card receivables available to be sold or securitized totaled approximately $54 billion at December 31, 2006.

The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets would be used to supplement liquidity derived from liabilities only in a crisis scenario.

It is the policy of HBUS to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is that which is physically maintained at the Federal Reserve, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary. Further liquidity is available from the Federal Home Loan Bank of New York. As of December 31, 2006, HUSI had outstanding advances of $5 billion. HUSI has access to further borrowings based on the amount of mortgages pledged as collateral to the FHLB.

HUSI maintains sufficient liquidity to meet all unsecured debt obligations scheduled to mature in 2007 at its parent company level without the need for incremental access to the unsecured markets. As of December 31, 2006, HBUS can declare dividends to HUSI, without regulatory approval, of approximately $1.6 billion, adjusted by the effect of net income (loss) for 2007 up to the date of such dividend declaration. However, in determining the extent of dividends to pay, HBUS must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.

HUSI filed a shelf registration statement with the Securities and Exchange Commission in April 2006, under which it may issue debt securities, preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units. HUSI satisfies the eligibility requirements for designation as a “well-known seasoned issuer”, based on amended SEC rules regarding registration, communications and offerings which took effect in December 2005. During 2006, HUSI issued perpetual non-cumulative preferred stock totaling approximately $.4 billion and $.1 billion senior debt from this shelf.

In December 2006, HBUS increased the size of its Global Bank Note Program from $20 billion to $40 billion, which provides for issuance of subordinated and senior notes. Borrowings from the Global Bank Note Program totaled $1.6 billion in 2006. There is approximately $23 billion of availability remaining.

At December 31, 2006, HUSI also had a $2 billion back-up credit facility for issuances of commercial paper.

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

The following table shows the repricing structure of assets and liabilities as of December 31, 2006. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting “gaps” are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year end, and one-day figures can be distorted by temporary swings in assets or liabilities.

December 31, 2006	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

	(in millions)
Commercial loans	$26,316	$2,153	$855	$158	$29,482
Residential mortgages	19,417	16,692	2,483	1,216	39,808
Credit card receivables	13,554	4,706	—	—	18,260
Other consumer loans	1,424	1,252	11	—	2,687

Total loans	60,711	24,803	3,349	1,374	90,237

Securities available for sale and securities held to maturity	4,789	7,879	4,704	5,383	22,755
Other assets	51,255	3,860	850	—	55,965

Total assets	116,755	36,542	8,903	6,757	168,957

Domestic deposits (1):
Savings and demand	33,195	8,677	9,320	—	51,192
Certificates of deposit	15,173	815	90	184	16,262
Long-term debt	23,160	2,857	1,468	1,767	29,252
Other liabilities/equity	62,419	8,976	332	524	72,251

Total liabilities and equity	133,947	21,325	11,210	2,475	168,957

Total balance sheet gap	(17,192)	15,217	(2,307)	4,282	—

Effect of derivative contracts	14,843	(12,484)	(772)	(1,587)	—

Total gap position	$(2,349)	$2,733	$(3,079)	$2,695	$—

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

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI’s assets, liabilities and derivative contracts.

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

A key element of managing interest rate risk is the management of the convexity of the balance sheet, largely resulting from the mortgage related products on the balance sheet. Convexity risk arises as mortgage loan consumers change their behavior significantly in response to large rate movements in market rates, but do not change behavior appreciably for smaller changes in market rates. Certain of the interest rate management tools described below, such as dynamic simulation modeling and economic value of equity, better capture the embedded convexity in the balance sheet, while measures such as PVBP are designed to capture the risk of smaller changes in rates.

Refer to Market Risk Management, beginning on page 80 of this Form 10-K, for commentary regarding the use of VAR analyses to monitor and manage interest rate and other market risks.

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

          Present Value of a Basis Point (PVBP)

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2006.

December 31, 2006	Values

(in millions)
Institutional PVBP movement limit	$7.5
PVBP position at period end	2.1

          Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point gradual rate increase or decrease. The following table reflects the economic value of equity position at December 31, 2006.

December 31, 2006	Values (%)

Institutional economic value of equity limit	+/-	20
Projected change in value (reflects projected rate movements on January 1, 2007):
Change resulting from a gradual 200 basis point increase in interest rates		(4)
Change resulting from a gradual 200 basis point decrease in interest rates		(5)

The loss in value for a 200 basis point increase or decrease in rates is a result of the negative convexity of the residential whole loan and mortgage backed securities portfolios. If rates decrease, the projected prepayments related to these portfolios will accelerate, causing less appreciation than a comparable term, non-convex instrument. If rates increase, projected prepayments will slow, which will cause the average lives of these positions to extend and result in a greater loss in market value.

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

December 31, 2006	Amount	%

	($ in millions)
Projected change in net interest income (reflects projected rate movements on January 1, 2007):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 200 basis point increase in the yield curve	$(146)	(5)
Change resulting from a gradual 200 basis point decrease in the yield curve	214	7
Change resulting from a gradual 100 basis point increase in the yield curve	(67)	(2)
Change resulting from a gradual 100 basis point decrease in the yield curve	99	3

Other significant scenarios monitored (reflects projected rate movements on January 1, 2007):
Change resulting from an immediate 100 basis point increase in the yield curve	(109)	(4)
Change resulting from an immediate 100 basis point decrease in the yield curve	155	5
Change resulting from an immediate 200 basis point increase in the yield curve	(236)	(8)
Change resulting from an immediate 200 basis point decrease in the yield curve	196	6

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

          Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital balances and ratios. The mark to market valuation of available for sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of December 31, 2006, HUSI had an available for sale securities portfolio of approximately $20 billion with a net negative mark to market of $298 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $162 million to a net loss of $460 million with the following results on the tangible capital ratios.

December 31, 2006	Actual	Proforma – Reflecting 25 Basis Points Increase in Rates

Tangible common equity to tangible assets	4.83%	4.78%
Tangible common equity to risk weighted assets	6.52	6.44

Market Risk Management

Value at Risk (VAR)

VAR analysis is used to estimate the potential losses that could occur on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. VAR calculations are performed for all material trading activities and as a tool for managing interest rate risk inherent in non-trading activities. HUSI calculates VAR daily for a one-day holding period to a 99% confidence level. At a 99% confidence level for a two-year observation period, HUSI is setting as its limit the fifth worst loss performance in the last 500 business days.

          VAR - Overview

The VAR methodology used by HUSI is based on historical simulation. The historical simulation model derives plausible future scenarios from historical market rate data, taking account of inter-relationships between different markets and rates, such as the relationship between interest rates and foreign exchange rates. Potential movements in market prices are calculated with reference to market data from the last two years. The model incorporates the impact of option features in the underlying exposures.

For reporting purposes, in the second quarter of 2006, HUSI changed the assumed holding period from a ten-day period to a one-day period as this reflects the way HUSI manages its risk positions. Comparative VAR amounts have been restated to reflect this change.

Although a valuable guide to risk, VAR should always be viewed in the context of its limitations. For example:

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

          VAR - Trading Activities

HUSI’s management of market risk is based on restricting individual operations to trading within a list of permissible instruments, and enforcing rigorous approval procedures for new products. In particular, trading in the more complex derivative products is restricted to offices with appropriate levels of product expertise and robust control systems.

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and controlled using a complementary set of techniques, including VAR and various techniques for monitoring interest rate risk (refer to pages 77-79 of this Form 10-K). These techniques quantify the impact on capital of defined market movements.

Trading portfolios reside primarily within the Markets unit of the CIBM business segment, which include warehoused residential mortgage loans purchased for securitizations and within the mortgage banking subsidiary included within the PFS business segment. Portfolios include foreign exchange, derivatives, precious metals (gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The following table summarizes trading VAR for 2006.

	December 31, 2006		Full Year 2006					December 31, 2005

			Minimum		Maximum	Average

	(in millions)
Total trading	$9		$8		$46	$18		$17
Precious metals	2		—	(1)	5	1
Credit derivatives	4		3		13	6		6
Equities	—	(1)	—	(1)	1	—	(1)	—	(1)
Foreign exchange	2		1		7	2		1
Interest rate	13		9		56	23		22

(1)	Less than $500 thousand.

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during calendar year 2006. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the 2006 gain (loss) data shows that the largest daily gain was $32 million and the largest daily loss was $14 million.

Ranges of daily Treasury trading revenue earned from market risk-related activities (in millions)	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10

Number of trading days market risk-related revenue was within the stated range	30	48	73	56	43

          VAR - Non-trading Activities

The principal objective of market risk management of non-trading portfolios is to optimize net interest income. Market risk in non-trading portfolios arises principally from mismatches between the future yield on assets and their funding cost, as a result of interest rate changes. Analysis of this risk is complicated by having to make assumptions on optionality in certain product areas, for example, mortgage prepayments, and from behavioral assumptions regarding the economic duration of liabilities which are contractually repayable on demand. The prospective change in future net interest income from non-trading portfolios will be reflected in the current realizable value of these positions, should they be sold or closed prior to maturity. In order to manage this risk optimally, market risk in non-trading portfolios is transferred to Global Markets or to separate books managed under the supervision of ALCO. Once market risk has been consolidated in Global Markets or ALCO-managed books, the net exposure is typically managed through the use of interest rate swaps within agreed-upon limits.

The following table summarizes non-trading VAR for 2006, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	December 31, 2006	Full Year 2006			December 31, 2005

		Minimum	Maximum	Average

	(in millions)
Interest rate	$24	$19	$86	$47	$70

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

MSRs are assets that represent the present value of net servicing income (servicing fees, ancillary income, escrow and deposit float, net of servicing costs). MSRs are separately recognized upon the sale of the underlying loans or at the time that servicing rights are purchased. MSRs are subject to interest rate risk, in that their value will decline as a result of actual and expected acceleration of prepayment of the underlying loans in a falling interest rate environment.

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

December 31, 2006	Value

(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on January 1, 2007):
Value of hedged MSRs portfolio	$474
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	(4)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	5
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	4

          Economic Value of MSRs

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

          Hedge Volatility

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during calendar year 2006. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities (in millions)	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4

Number of trading weeks market risk-related revenue was within the stated range	8	17	17	7	3

Operational Risk

Operational risk is the risk of loss arising through fraud, unauthorized activities, error, omission, inefficiency, system failure or from external events. It is inherent in every business organization and covers a wide spectrum of issues.

HUSI has established an independent Operational Risk Management discipline. The Operational Risk Management Committee, chaired by the Executive Vice President - Operations, is responsible for oversight of the operational risks being taken, the analytic tools used to monitor those risks, and reporting. Results from this Committee are communicated to the Risk Management Committee and subsequently to the Audit Committee of the Board of Directors. Business unit line management is responsible for managing and controlling all risks and for communicating and implementing all control standards. A Corporate Operational Risk Coordinator provides functional oversight by coordinating the following activities:

•	maintaining a network of business line Operational Risk Coordinators;

•	developing scoring and risk assessment tools and databases;

•	providing training and developing awareness; and

•	independently reviewing and reporting the assessments of operational risks.

Management of operational risk includes identification, assessment, monitoring, control and mitigation, rectification and reporting of the results of risk events and compliance with local regulatory requirements. These key components of the Operational Risk Management process have been communicated by issuance of a high level standard. Key features within the standard that have been addressed in HUSI’s Operational Risk Management program include:

•	each business and support department is responsible for the identification and management of their operational risks;

•

each risk is evaluated and scored by its likelihood to occur, its potential impact on shareholder value and by exposure based on the effectiveness of current controls to prevent or mitigate losses. An operational risk automated database is used to record risk assessments and track risk mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

•	key risk indicators are established where appropriate, and monitored/tracked; and

•	the database is also used to track operational losses for analysis of root causes, comparison with risk assessments and lessons learned.

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

Analysis of primary types of operational risks reflects a 60% concentration in process risk. The remaining 40% is divided fairly equally between the other three primary operational risk types - systems, people and external events. The same percent distribution of primary operational risk types applies for the higher or more critical operational risks. Within the process risk type, greater than 75% of risk is concentrated within internal and external reporting and payment/settlement/delivery risk.

Internal audits, including audits by specialist teams in information technology and treasury, provide an important check on controls and test institutional compliance with the Operational Risk Management policy.

An annual review of internal controls is conducted by internal audit as part of HUSI’s compliance with the Federal Deposit Insurance Corporation Improvement Act (FDICIA) and its comprehensive examination and documentation of controls across HUSI involving all business and support units.

Compliance Risk

Compliance risk is the risk arising from failure to comply with relevant laws, regulations and regulatory requirements governing the conduct of specific businesses. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout the HUSI organization.

Consistent with HSBC’s commitment to ensure adherence with applicable regulatory requirements for all of its world-wide affiliates, HUSI has implemented a multi-faceted Compliance Risk Management Program. This program addresses the following priorities, among other issues:

•	anti-money laundering (AML) regulations;

•	fair lending laws;

•	dealings with affiliates;

•	the Community Reinvestment Act;

•	permissible activities; and

•	conflicts of interest.

Oversight of the Compliance Risk Management Program was provided by the Audit Committee of the Board of Directors through the Risk Management Committee and, through 2006, by its Compliance Risk Management Subcommittee. The effectiveness of the overall compliance program was overseen and counsel was provided to line and compliance management on major potential issues, strategic policy-making decisions and reputational risk matters. Internal audit, through continuous monitoring and periodic audits, tests the effectiveness of the overall Compliance Risk Management Program.

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

The independent Corporate Compliance function is comprised of separate Corporate Compliance units focusing on General Compliance and Anti-Money Laundering (AML) compliance, as well as various compliance teams supporting specific business units. The Corporate Compliance function is responsible for the following activities:

•	advising management on compliance matters;

•	providing independent assessment, monitoring and review; and

•	reporting compliance issues to HUSI senior management and Board of Directors, as well as to HSBC Group Compliance.

The Corporate Compliance function has established a rigorous independent review program which includes assessing the effectiveness of controls and testing for adherence to compliance policies and procedures. The review program is executed by centralized review teams and specialized business compliance officers who work collaboratively to complement each others efforts.

Fiduciary Risk

Fiduciary risk is the risk associated with offering services honestly and properly to clients in a fiduciary capacity in accordance with Regulation 12 CFR 9, Fiduciary Activity of National Banks. Fiduciary capacity is defined in the regulation as:

•	serving traditional fiduciary duties such as trustee, executor, administrator, registrar of stocks and bonds, guardian, receiver or assignee, or

•	providing investment advice for a fee, or

•	processing investment discretion on behalf of another.

Fiduciary risks, as defined above, reside in Private Banking businesses (including Investment Management, Personal Trust, Custody, Middle Office Operations) and other business lines outside of Private Banking (including Retirement Financial Services and Corporate Trust). However, HUSI’s Fiduciary Risk Management infrastructure is also responsible for fiduciary risks associated with certain SEC regulated Registered Investment Advisors (RIA), which lie outside of the traditional regulatory fiduciary risk definition for banks. The fiduciary risks present in both banking and RIA business lines almost always occur where HUSI is entrusted to handle and execute client business affairs and transactions in a fiduciary capacity. HUSI’s policies and procedures for addressing fiduciary risks generally address various risk categories including suitability, conflicts, fairness, disclosure, fees, AML, operational, safekeeping, efficiencies, etc.

Oversight for the Fiduciary Risk Management function falls to the Fiduciary Risk Management Committee of the Risk Management Committee. This committee is chaired by the Senior Executive Vice President - Private Banking and Wealth Management and includes the Chief Risk Officer and the Senior Vice President - Fiduciary Risk. The Senior Vice President - Fiduciary Risk is responsible for an independent Fiduciary Risk Management Unit that is responsible for day to day oversight of the Fiduciary Risk Management function. The main goals and objectives of this unit include:

•	development and implementation of control self assessments, which have been completed for all fiduciary businesses;

•

developing, tracking and collecting rudimentary key risk indicators (KRI), and collecting data regarding errors associated with these risks. KRIs for each fiduciary business are in the process of being expanded;

•

designing, developing and implementing risk monitoring tools, approaches and programs for the relevant business lines and senior management that will facilitate the identification, evaluation, monitoring, measurement, management and reporting of fiduciary risks. In this regard, a common database is used for compliance, operational and fiduciary risks; and

•	ongoing development and implementation of more robust and enhanced key risk indicator/key performance indicator process with improved risk focused reporting.

Business Continuity Planning

HUSI is committed to the protection of employees, customers and shareholders by a quick response to all threats to the organization, whether they are of a physical or financial nature. HUSI is governed by the HNAH Crisis Management Framework, which provides an enterprise-wide response and communication approach for managing major business continuity events or incidents. It is designed to be flexible and is scaled to the scope and magnitude of the event or incident.

The Crisis Management Framework works in tandem with the HNAH Corporate Contingency Planning Policy, business continuity plans and key business continuity committees to manage events. The North American Crisis Management Committee, a 24/7 standing committee, is activated to manage the Crisis Management process in concert with senior HUSI management. This committee provides critical strategic management of business continuity crisis issues, risk management, communication, coordination and recovery management. Tactical management of business continuity issues is handled by the Corporate and Local Incident Response Teams in place at each major site. HUSI also has designated an Institutional Manager for Business Continuity who plays a key role on the Crisis Management Committee. All major business and support functions have a senior representative assigned to HUSI’s Business Continuity Planning Committee, which is chaired by the Institutional Manager.

HUSI has dedicated certain work areas as hot and warm backup sites, which serve as primary business recovery locations. HUSI has concentrations of major operations in both upstate and downstate New York. This geographic split of major operations is leveraged to provide secondary business recovery sites for many critical business and support areas of HUSI. Remote working arrangements are also a key component of HUSI’s business continuity approach.

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

In 2003, HUSI determined the applicability of the Interagency Paper on “Sound Practices to Strengthen the Resiliency of the U.S. Financial System”. HUSI has met the requirements of the paper for the businesses impacted by the compliance due date.

Glossary of Terms

Balance Sheet Management – Represents HUSI’s activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities.

Efficiency Ratio – Ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues.

Federal Reserve – the Federal Reserve Board; the principal regulator for HUSI.

Global Bank Note Program – $40 billion note program, under which HBUS issues senior and subordinated debt.

Goodwill – Represents the excess of purchase price over the fair value of identifiable net assets acquired, reduced by liabilities assumed, for business combinations.

HBMD – HSBC National Bank (USA); a wholly-owned U.S. banking subsidiary of HUSI.

HBUS – HSBC Bank USA, National Association; HUSI’s principal wholly-owned U.S. banking subsidiary.

HMUS – HSBC Markets (USA) Inc.; an indirect wholly-owned subsidiary of HNAH, and a holding company for investment banking and markets subsidiaries in the U.S.

HNAH – HSBC North America Holdings Inc.; a wholly-owned subsidiary of HSBC and HSBC’s top-tier bank holding company in North America.

HNAI – HSBC North America Inc.; an indirect wholly-owned subsidiary of HNAH.

HSBC – HSBC Holdings plc.; HNAH’s U.K. parent company.

HSBC Affiliate – any direct or indirect subsidiary of HSBC outside of the HUSI consolidated group of entities.

HSBC Finance Corporation – an indirect wholly-owned consumer finance company subsidiary of HNAH.

HTCD – HSBC Trust Company (Delaware); a wholly-owned U.S. banking subsidiary of HUSI.

HTSU – HSBC Technology & Services (USA) Inc.; an indirect wholly-owned subsidiary of HNAH which provides information technology services to all subsidiaries of HNAH and to other subsidiaries of HSBC.

HUSI – HSBC USA Inc.; the registrant, and a wholly-owned subsidiary of HNAI.

Intangible Assets – Assets (not including financial assets) that lack physical substance. HUSI’s acquired intangible assets include mortgage servicing rights and favorable lease arrangements.

Mortgage Servicing Rights (MSRs) – Intangible assets representing the right to service mortgage loans, which are recognized at the time the related loans are sold or the rights are acquired.

Net Interest Margin to Earning Assets – Net interest income divided by average interest earning assets for a given period.

Net Interest Margin to Total Assets – Net interest income divided by average total assets for a given period.

Nonaccruing Loans – Loans for which interest is no longer accrued because ultimate collection is unlikely.

OCC – the Office of the Comptroller of the Currency; the principal regulator for HBUS.

Private Label Receivable Portfolio (PLRP) – Loan and credit card receivable portfolio acquired from HSBC Finance Corporation on December 29, 2004.

Rate of Return on Common Shareholder’s Equity – Net income, reduced by preferred dividends, divided by average common shareholder’s equity for a given period.

Rate of Return on Total Assets – Net income after taxes divided by average total assets for a given period.

SEC – The Securities and Exchange Commission.

Total Average Shareholders’ Equity to Total Assets – Average total shareholders’ equity divided by average total assets for a given period.

Total Period End Shareholders’ Equity to Total Assets – Total shareholders’ equity divided by total assets as of a given date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Refer to pages 77-82 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for commentary and analysis regarding “Interest Rate Risk Management” and “Market Risk Management”.

This page is intentionally left blank.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES - THREE YEARS

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	2006

	Balance	Interest	Rate*

Assets
Interest bearing deposits with banks	$4,517	$225	4.98%
Federal funds sold and securities purchased under resale agreements	10,326	526	5.10
Trading assets	10,893	418	3.84
Securities	22,177	1,145	5.16
Loans
Commercial	28,080	1,764	6.28
Consumer:
Residential mortgages	41,826	2,200	5.26
Credit cards	15,987	1,329	8.31
Other consumer	2,960	279	9.42

Total consumer	60,773	3,808	6.27

Total loans	88,853	5,572	6.27

Other	1,496	91	6.07

Total earning assets	138,262	$7,977	5.77%

Allowance for credit losses	(932)
Cash and due from banks	3,977
Other assets	24,971

Total assets	$166,278

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$34,910	$981	2.81%
Other time deposits	26,286	1,152	4.38
Deposits in foreign offices
Foreign banks deposits	8,019	392	4.89
Other time and savings	14,128	588	4.16

Total interest bearing deposits	83,343	3,113	3.73

Short-term borrowings	10,880	300	2.76
Long-term debt	28,735	1,457	5.07

Total interest bearing liabilities	122,958	4,870	3.96

Net interest income / Interest rate spread		$3,107	1.81%

Noninterest bearing deposits	12,869
Other liabilities	18,414
Total shareholders’ equity	12,037

Total liabilities and shareholders’ equity	$166,278

Net interest margin on average earning assets			2.25%

Net interest margin on average total assets			1.87%

*	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the years ended December 31, 2006, 2005 and 2004 included fees of $53 million, $47 million and $78 million, respectively.

	2005			2004

	Balance	Interest	Rate*	Balance	Interest	Rate*

	(in millions)
Assets
Interest bearing deposits with banks	$3,577	$120	3.35%	$2,499	$41	1.66%
Federal funds sold and securities purchased under resale agreements	5,481	190	3.48	4,682	74	1.58
Trading assets	7,234	275	3.80	5,654	165	2.92
Securities	19,024	899	4.73	18,224	885	4.86
Loans
Commercial	24,192	1,233	5.10	19,919	831	4.17
Consumer:
Residential mortgages	47,093	2,321	4.93	37,134	1,831	4.94
Credit cards	13,455	812	6.04	1,216	107	8.80
Other consumer	3,158	264	8.36	2,059	143	6.93

Total consumer	63,706	3,397	5.33	40,409	2,081	5.15

Total loans	87,898	4,630	5.27	60,328	2,912	4.83

Other	647	32	4.95	549	18	3.37

Total earning assets	123,861	$6,146	4.96%	91,936	$4,095	4.45%

Allowance for credit losses	(910)			(359)
Cash and due from banks	3,717			3,275
Other assets	20,508			17,374

Total assets	$147,176			$112,226

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$25,536	$318	1.25%	$23,986	$179	0.75%
Other time deposits	25,845	822	3.18	16,561	365	2.20
Deposits in foreign offices
Foreign banks deposits	8,440	255	3.03	7,162	97	1.35
Other time and savings	14,173	376	2.65	14,737	184	1.25

Total interest bearing deposits	73,994	1,771	2.39	62,446	825	1.32

Short-term borrowings	10,868	270	2.48	8,889	127	1.42
Long-term debt	25,274	1,025	4.06	10,086	385	3.82

Total interest bearing liabilities	110,136	3,066	2.78	81,421	1,337	1.64

Net interest income / Interest rate spread		$3,080	2.18%		$2,758	2.81%

Noninterest bearing deposits	11,529			10,407
Other liabilities	13,957			12,341
Total shareholders’ equity	11,554			8,057

Total liabilities and shareholders’ equity	$147,176			$112,226

Net interest margin on average earning assets			2.49%			3.00%

Net interest margin on average total assets			2.09%			2.46%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
HSBC USA Inc.:

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and the accompanying consolidated balance sheets of HSBC Bank USA, N.A. and subsidiaries (the Bank) as of December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, and the financial position of the Bank as of December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 2, 2007

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31,	2006	2005	2004

	(in millions)
Interest income:
Loans	$5,572	$4,630	$2,912
Securities	1,119	882	868
Trading assets	418	275	165
Short-term investments	751	310	115
Other	91	32	18

Total interest income	7,951	6,129	4,078

Interest expense:
Deposits	3,113	1,771	825
Short-term borrowings	300	270	127
Long-term debt	1,457	1,025	385

Total interest expense	4,870	3,066	1,337

Net interest income	3,081	3,063	2,741
Provision (credit) for credit losses	823	674	(17)

Net interest income after provision for credit losses	2,258	2,389	2,758

Other revenues:
Trust income	88	87	95
Service charges	204	195	196
Credit card fees	580	323	82
Other fees and commissions	401	304	316
Securitization revenue	18	114	—
HSBC affiliate income	208	130	147
Other income	184	193	230
Residential mortgage banking revenue (expense)	96	64	(120)
Trading revenues	755	395	288
Securities gains, net	29	106	85

Total other revenues	2,563	1,911	1,319

Operating expenses:
Salaries and employee benefits	1,300	1,052	947
Occupancy expense, net	221	182	176
Support services from HSBC affiliates	1,076	919	420
Other expenses	658	605	558

Total operating expenses	3,255	2,758	2,101

Income before income tax expense	1,566	1,542	1,976
Income tax expense	530	566	718

Net income	$1,036	$976	$1,258

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

December 31,	2006		2005

	(in millions)
Assets
Cash and due from banks	$3,359		$4,441
Interest bearing deposits with banks	2,320		3,001
Federal funds sold and securities purchased under resale agreements	13,775		4,568
Trading assets	26,038		21,220
Securities available for sale	19,783		17,764
Securities held to maturity (fair value $3,040 and $3,262 at December 31, 2006 and 2005, respectively	2,972		3,171
Loans	90,237		90,342
Less - allowance for credit losses	897		846

Loans, net	89,340		89,496

Properties and equipment, net	540		538
Intangible assets	521		463
Goodwill	2,716		2,694
Other assets	7,593		6,503

Total assets	$168,957		$153,859

Liabilities
Deposits in domestic offices:
Noninterest bearing	$12,813		$12,040
Interest bearing	63,942		55,566
Deposits in foreign offices:
Noninterest bearing	727		320
Interest bearing	27,068		23,889

Total deposits	104,550		91,815

Trading liabilities	14,046		10,710
Short-term borrowings	5,073		6,367
Interest, taxes and other liabilities	3,775		3,778
Long-term debt	29,252		29,595

Total liabilities	156,696		142,265

Shareholders’ equity
Preferred stock	1,690		1,316
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 706 shares issued and outstanding)	—	(1)	—	(1)
Capital surplus	8,124		8,118
Retained earnings	2,661		2,172
Accumulated other comprehensive loss	(214)		(12)

Total common shareholder’s equity	10,571		10,278

Total shareholders’ equity	12,261		11,594

Total liabilities and shareholders’ equity	$168,957		$153,859

The accompanying notes are an integral part of the consolidated financial statements.

(1)	Less than $500 thousand

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	2006	2005	2004

	(in millions)
Preferred stock
Balance, January 1	$1,316	$500	$500
Preferred stock issuances, net of redemptions (see Note 18)	374	816	—

Balance, December 31,	1,690	1,316	500

Common stock
Balance, January 1 and December 31,	— (1)	— (1)	— (1)

Capital surplus
Balance, January 1,	8,118	8,418	6,027
Capital contribution from parent	15	3	2,411
Preferred stock issuance costs (see Note 18)	(9)	(22)	—
Employee benefit plans and other	—	(281)	(20)

Balance, December 31,	8,124	8,118	8,418

Retained earnings
Balance, January 1,	2,172	1,917	807
Net income	1,036	976	1,258
Cash dividends declared on preferred stock	(88)	(46)	(23)
Cash dividends declared on common stock	(455)	(675)	(125)
Cumulative effect of change in accounting for mortgage servicing assets (see Notes 6 and 11)	(4)	—	—

Balance, December 31,	2,661	2,172	1,917

Accumulated other comprehensive income
Balance, January 1,	(12)	31	128

Increase in net unrealized losses on securities, net of tax	(71)	(149)	(40)
(Decrease) increase in net unrealized gains on derivatives classified as cash flow hedges, net of tax	(106)	104	(58)
(Decrease) increase in net unrealized gains on interest only strip receivables, net of tax	(7)	7	—
Foreign currency translation adjustments, net of tax	— (1)	(5)	1

Other comprehensive loss, net of tax	(184)	(43)	(97)
Cumulative effect of change in accounting for pension and postretirement benefits
(see Note 23), net of tax	(18)	—	—

Balance, December 31,	(214)	(12)	31

Total shareholders’ equity, December 31,	$12,261	$11,594	$10,866

Comprehensive income
Net income	$1,036	$976	$1,258
Other comprehensive loss, net of tax	(184)	(43)	(97)

Comprehensive income	$852	$933	$1,161

The accompanying notes are an integral part of the consolidated financial statements.

(1)	Less than $500 thousand

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,	2006	2005	2004

		(in millions)

	Cash flows from operating activities
	Net income	$1,036	$976	$1,258
	Adjustments to reconcile net income to net cash provided by (used in) operating activities:
	Depreciation, amortization and deferred taxes	503	442	428
	Provision (credit) for credit losses	823	674	(17)
	Net change in other assets and liabilities	29	495	(1,444)
	Net change in loans held for sale to HSBC Markets (USA) Inc. (HMUS):
	Loans acquired from originators	(16,089)	(5,061)	—
	Sales of loans to HMUS	15,867	2,188	—
	Net change in other loans held for sale	63	63	(427)
	Net change in loans attributable to tax refund anticipation loans program:
	Originations of loans	(16,100)	(15,100)	—
	Sales of loans to HSBC Finance Corporation, including premium	15,888	15,100	—
	Net change in trading assets and liabilities	(2,255)	(2,774)	(3,267)
	Net change in fair value of derivatives and hedged items	689	(248)	166

	Net cash provided by (used in) operating activities	454	(3,245)	(3,303)

	Cash flows from investing activities
	Net change in interest bearing deposits with banks	681	(225)	(1,933)
	Net change in federal funds sold and securities purchased under resale agreements	(9,207)	(1,442)	(680)
	Net change in securities available for sale:
	Purchases of securities available for sale	(8,043)	(12,301)	(11,311)
	Proceeds from sales of securities available for sale	2,611	3,825	5,868
	Proceeds from maturities of securities available for sale	3,203	4,273	5,578
	Net change in securities held to maturity:
	Purchases of securities held to maturity	(166)	(694)	(1,190)
	Proceeds from maturities of securities held to maturity	364	1,401	1,815
	Net change in loans:
	Originations, net of collections	23,083	19,405	(19,482)
	Loans purchased from HSBC Finance Corporation	(23,908)	(23,084)	(16,227)
	Net cash used for acquistions of properties and equipment	(81)	(29)	(11)
	Net change in other investments and related accounts	(193)	(240)	(255)

	Net cash used in investing activities	(11,656)	(9,111)	(37,828)

	Cash flows from financing activities
	Net change in deposits	12,735	11,834	16,546
	Net change in short-term borrowings	(1,293)	(2,936)	2,811
	Net change in long-term debt:
	Issuance of long-term debt	6,860	6,127	20,762
	Repayment of long-term debt	(8,019)	(706)	(1,083)
	Preferred stock issuance, net of issuance costs	365	794	—
	Other increases in capital surplus	15	(278)	2,391
	Dividends paid	(543)	(720)	(148)

	Net cash provided by financing activities	10,120	14,115	41,279

	Net change in cash and due from banks	(1,082)	1,759	148
	Cash and due from banks at beginning of year	4,441	2,682	2,534

	Cash and due from banks at end of year	$3,359	$4,441	$2,682

Cash paid for:	Interest	$4,811	$2,785	$1,195
	Income taxes	504	566	569

The accompanying notes are an integral part of the consolidated financial statements.

Pending settlement receivables/payables related to securities and trading assets and liabilities are treated as non-cash items for cash flow reporting.

HSBC Bank USA, National Association

CONSOLIDATED BALANCE SHEET

December 31,	2006	2005

	(in millions)

Assets
Cash and due from banks	$3,297	$4,440
Interest bearing deposits with banks	2,193	2,917
Federal funds sold and securities purchased under resale agreements	13,704	4,562
Trading assets	24,751	19,807
Securities available for sale	19,500	17,548
Securities held to maturity (fair value $2,926 and $3,126) December 31, 2006 and 2005, respectively	2,864	3,044
Loans	90,125	90,214
Less - allowance for credit losses	894	845

Loans, net	89,231	89,369

Properties and equipment, net	538	536
Intangible assets	521	462
Goodwill	2,111	2,090
Other assets	6,963	5,904

Total assets	$165,673	$150,679

Liabilities
Deposits in domestic offices:
Noninterest bearing	$12,818	$12,002
Interest bearing	63,878	55,566
Deposits in foreign offices:
Noninterest bearing	727	320
Interest bearing	29,842	27,160

Total deposits	107,265	95,048

Trading liabilities	14,033	10,644
Short-term borrowings	2,698	3,383
Interest, taxes and other liabilities	3,253	3,167
Long-term debt	26,166	26,549

Total liabilities	153,415	138,791

Shareholder’s equity
Common shareholder’s equity:
Common stock ($100 par; 50,000 shares authorized; 20,005 and 20,004 shares issued and outstanding)	2	2
Capital surplus	10,124	9,709
Retained earnings	2,348	2,192
Accumulated other comprehensive loss	(216)	(15)

Total shareholder’s equity	12,258	11,888

Total liabilities and shareholder’s equity	$165,673	$150,679

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

HSBC USA Inc., incorporated under the laws of Maryland, is a New York State based bank holding company, and an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH). HSBC USA Inc. and its subsidiaries are collectively referred to as “HUSI”.

HNAH is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). Effective January 1, 2004, HSBC created a new North American organizational structure, HNAH, as the top-tier bank holding company parent. HUSI routinely conducts transactions in the normal course of business with HNAH’s other principal direct and indirect subsidiaries, which include:

•	HSBC Finance Corporation, a consumer finance company;

•	HSBC Bank USA, National Association (HBUS), HUSI’s principal banking subsidiary;

•	HSBC Bank Canada (HBCA), a Canadian banking subsidiary;

•	HSBC Markets (USA) Inc. (HMUS), a holding company for investment banking and markets subsidiaries in the U.S.; and

•	HSBC Technology & Services (USA) Inc. (HTSU), a provider of information technology services for other HNAH subsidiaries and to other subsidiaries of HSBC.

On July 1, 2004, HUSI consolidated its then existing banking operations under a single national charter, following approval from the Office of the Comptroller of the Currency (the OCC).

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements

Significant Accounting Policies

          Basis of Presentation

The accounting and reporting policies of HUSI conform to accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform with the current year’s presentation.

          Principles of Consolidation

The consolidated financial statements include the accounts of HUSI and its subsidiaries. HUSI consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control.

HUSI, in the ordinary course of business, makes use of Variable Interest Entity (VIE) structures in a variety of business activities, primarily to facilitate client needs. VIE structures are utilized after careful consideration of the most appropriate structure needed to achieve HUSI’s control and risk management objectives and to help ensure an efficient and appropriate structure from a regulatory and taxation perspective.

HUSI determines whether a VIE should be consolidated by evaluating if it is the primary beneficiary of the VIE as defined by Financial Accounting Standards Board Interpretation No. 46 (Revised) (FIN 46R). The primary beneficiary generally maintains control over the VIE, and will generally receive the majority of the risks and rewards of the assets of the VIE. Based upon this assessment, HUSI has determined that it is the primary beneficiary of certain VIEs, and has therefore consolidated these VIEs into its consolidated financial statements.

Unaffiliated trusts to which HUSI has transferred securitized receivables which are qualifying special purpose entities (QSPEs), as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140), are not consolidated.

All material intercompany accounts and transactions have been eliminated. Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are generally accounted for under the equity method and reported as equity method investments in other assets.

          Foreign Currency Translation

HUSI has foreign operations in several countries. The accounts of HUSI’s foreign operations are measured using local currency as the functional currency. Assets and liabilities are translated into United States dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in common shareholder’s equity as a component of accumulated other comprehensive income. Foreign currency denominated transactions in other than the local functional currency are translated using the period end exchange rate with any foreign currency transaction gain or loss recognized currently in income.

          Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

          Resale and Repurchase Agreements

HUSI enters into purchases and borrowings of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) substantially identical securities. Resale agreements and repurchase agreements are generally accounted for as secured lending and secured borrowing transactions, respectively.

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

          Collateral

HUSI pledges assets as collateral as required for various transactions involving security repurchase agreements, public deposits, Treasury tax and loan notes, derivative agreements, short-term borrowings and long-term borrowings. Assets that have been pledged as collateral, including those that can be sold or repledged by the secured party, continue to be reported on HUSI’s consolidated balance sheet.

HUSI also accepts collateral, primarily as part of various transactions involving security resale agreements. Collateral accepted by HUSI, including collateral that can be sold or repledged by HUSI, is excluded from HUSI’s consolidated balance sheet.

The market value of collateral accepted or pledged by HUSI is regularly monitored and additional collateral is obtained or provided as necessary to ensure appropriate collateral coverage in these transactions.

          Trading Assets and Liabilities

Financial instruments utilized in trading activities are stated at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. Realized and unrealized gains and losses are recognized in trading revenues.

          Securities

Debt securities that HUSI has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to yield over the expected lives of the related securities. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value with unrealized gains and losses included in earnings.

Equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value, and are recorded at cost, less any provisions for impairment. Unquoted equity securities, which include Federal Home Loan Bank (FHLB) stock, Federal Reserve Bank (FRB) stock and MasterCard Class B securities, are recorded in other assets.

All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses, net of related income taxes, recorded as adjustments to common shareholder’s equity as a component of accumulated other comprehensive income.

The fair value of securities is based on current market quotations where available, or internal valuation models that approximate market pricing. The validity of internal pricing models is regularly substantiated by reference to actual market prices realized upon sale or liquidation of these instruments.

Realized gains and losses on sales of securities not classified as trading assets are computed on a specific identified cost basis and are reported in other revenues as security gains, net. HUSI regularly evaluates its securities to identify declines in fair value that are considered other than temporary. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings in other revenues and a new cost basis is established for the security. Fair value adjustments to trading securities and gains and losses on the sale of such securities are reported in other revenues as trading revenues.

          Loans

Loans are stated at their amortized cost, which represents the principal amount outstanding, net of unearned income, charge offs, unamortized purchase premium or discount, unamortized nonrefundable fees and related direct loan origination costs and purchase accounting fair value adjustments. Loans are further reduced by the allowance for credit losses.

Loans held for sale are carried at the lower of aggregate cost or market value and remain presented as loans in the consolidated balance sheet. Fair market value is determined based on quoted fair market prices for similar loans, outstanding investor commitments or discounted cash flow analysis using market assumptions. Increases in the valuation allowance utilized to adjust loans held for sale to market value, and subsequent recoveries of prior allowances recorded, are recorded in other income in the consolidated income statement.

Premiums and discounts, including purchase accounting fair value adjustments on receivables, are recognized as adjustments to yield over the expected lives of the related loans. Interest income is recorded based on methods that result in level rates of return over the terms of the loans.

Restructured loans are loans for which the original contractual terms have been permanently modified to provide for terms that are less than HUSI would be willing to accept for new loans with comparable risk because of deterioration in the borrower’s financial condition. Interest on these loans is accrued at the renegotiated rates.

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

          Other Consumer Loans

Loan balances are generally charged off the month following the month in which the account becomes four months contractually delinquent.

          Nonaccruing Loan Policies and Practices

HUSI’s nonaccruing policies vary by product and are summarized below.

          Commercial

Commercial loans are categorized as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to the ultimate collectibility of interest or principal based on certain factors including period of time past due and adequacy of collateral. At the time a loan is classified as nonaccruing, any accrued interest recorded on the loan is generally deemed uncollectible and charged against income. Interest income on these loans is subsequently recognized only to the extent of cash received or until the loan is placed on accrual status. In those instances where there is doubt as to collectibility of principal, any interest payments received are applied to principal. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured.

          Consumer

Residential mortgage loans are generally designated as nonaccruing when contractually delinquent for more than three months. Credit card receivables and other consumer loans generally accrue interest until charge off.

          Loan Fees and Costs

Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees, which include points on real estate secured loans and costs, is recognized in interest income, generally by the interest method, based on the estimated or contractual lives of the related loans. Amortization periods are periodically adjusted for loan prepayments and changes in other market assumptions. MasterCard/Visa annual fees, net of direct lending costs, are deferred and amortized on a straight-line basis over one year. Nonrefundable fees related to lending activities other than direct loan origination are recognized as other revenues over the period in which the related service is provided. This includes fees associated with the issuance of loan commitments where the likelihood of the commitment being exercised is considered remote. In the event of the exercise of the commitment, the remaining unamortized fee is recognized in interest income over the loan term using the interest method. Other credit-related fees, such as standby letter of credit fees, loan syndication and agency fees are recognized as other operating income over the period the related service is performed. Net deferred costs totaled $356 million at December 31, 2006 and $402 million at December 31, 2005.

          Allowance for Credit Losses

HUSI maintains an allowance for credit losses that is, in the judgment of management, adequate to absorb estimated probable losses of principal, interest and fees inherent in its commercial and consumer loan portfolios. The adequacy of the allowance for credit losses is assessed within the context of appropriate U.S. GAAP guidance, and is based, in part, upon an evaluation of various factors including:

•	an analysis of individual exposures where applicable;

•	current and historical loss experience;

•	changes in the overall size and composition of the portfolio; and

•	specific adverse situations and general economic conditions.

HUSI also assesses the overall adequacy of the allowance by considering key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge offs in developing its loss reserve estimates. Loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of the control of HUSI management, such as consumer payment patterns and economic conditions, and there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

For commercial and select consumer loan assets, HUSI conducts a periodic assessment on a loan-by-loan basis of losses it believes to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based upon the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially charged off, and loans designated as troubled debt restructures. Problem commercial loans are assigned various criticized facility grades under the allowance for credit losses methodology.

Formula-based reserves are also established against commercial loans when, based upon an analysis of relevant data, it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated, even though an actual loss has yet to be identified. A separate reserve for credit losses associated with off-balance sheet exposures including letters of credit, guarantees to extend credit and financial guarantees is also maintained and included in other liabilities, which incorporates estimates of the probability that customers will actually draw upon off-balance sheet obligations. This estimation methodology uses the probability of default from the customer rating assigned to each counterparty, the “Loss Given Default” rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge off experience by loan and industry type in relation to internal credit grading.

Probable losses for pools of homogeneous consumer loans are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. In addition, loss estimates on consumer receivables are maintained to reflect HUSI’s judgment of portfolio risk factors, which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer loans include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices and current levels of charge offs and delinquencies.

          Repossessed Collateral

Real estate owned with the intent to sell within a reasonable period is classified as held for sale at the date of foreclosure and is valued at the lower of cost or fair value less estimated costs to sell and recorded in other assets. These values are periodically reviewed and reduced, if necessary. Costs of holding real estate and related gains and losses on disposition are credited or charged to operations as incurred as a component of operating expense.

          Properties and Equipment, Net

Properties and equipment are recorded at cost, net of accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, which generally range from 3 to 40 years. Leasehold improvements are depreciated over the lesser of the economic useful life of the improvement or the term of the lease. Costs of maintenance and repairs are expensed as incurred.

          Mortgage Servicing Rights

Effective January 1, 2006, upon adoption of SFAS 156 (refer to New Accounting Pronouncements on page 109), mortgage servicing rights (MSRs) are initially measured at fair value at the time that the related loans are sold and periodically re-measured using the fair value measurement method. This method requires that MSRs be measured at fair value at each reporting date with changes in fair value reflected in income in the period that the changes occur. Prior to January 1, 2006, MSRs were recorded at the lower of cost or fair value as required by previous accounting requirements.

MSRs are subject primarily to interest rate risk, in that their fair value will fluctuate as a result of changes in the interest rate environment. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. These assumptions include expected prepayments, default rates and market based option adjusted spreads.

HUSI uses certain derivative financial instruments including options and interest rate swaps to protect against the decline in economic value of MSRs. These instruments have not been designated as qualifying hedges in accordance with U.S. GAAP guidelines and are therefore recorded as trading instruments that are marked to market through earnings.

          Goodwill

Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from purchase business combinations. Goodwill is not amortized, but is reviewed for impairment annually using a discounted cash flow methodology. Impairment may be reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. HUSI considers significant and long-term changes in industry and economic conditions to be primary indicators of potential impairment.

          Receivables Sold and Serviced with Limited Recourse and Securitization Revenue

Certain private label credit card receivables have been securitized and sold to investors with limited recourse. Recourse is limited to HUSI’s rights to future cash flow and any subordinated interest that HUSI may retain. Upon sale, the receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provision. This provision, and the related reserve for receivables serviced with limited recourse, are established at the time of sale to cover all probable credit losses over the life of the receivables sold based on historical experience and estimates of expected future performance. The methodologies vary depending upon the type of receivables sold, using either historical net charge off rates applied to the expected balances to be received over the remaining life of the receivable or a historical static pool analysis. The reserves are reviewed periodically by evaluating the estimated future cash flows of each securitized pool to ensure that there is sufficient remaining cash flow to cover estimated future credit losses. Any changes to the estimates for the reserve for receivables serviced with limited recourse are made in the period they become known. Gains on sales net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statement of income as securitization revenue.

In connection with these transactions, HUSI records an interest-only strip receivable, representing HUSI’s contractual right to receive interest and other cash flows from the securitization trusts. HUSI’s interest-only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables net of HUSI’s estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income, net of income taxes. The interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

HUSI has also, in certain cases, retained other subordinated interests in these securitizations. Neither the interest-only strip receivables nor the other subordinated interests are in the form of securities.

Prior to the third quarter of 2004, private label credit card collateralized funding transactions were structured as sales to revolving trusts that required replenishments to support previously issued securities. Since the third quarter of 2004, all new collateralized funding transactions have been structured as secured financings.

HUSI has also continued to replenish, at reduced levels, certain non-public private label securities issued to conduits in order to manage liquidity.

          Income Taxes

HNAH files a consolidated federal income tax return, which includes HUSI. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the estimated future tax consequences attributable to net operating loss and tax credit carryforwards. These deferred tax assets and liabilities are measured using the tax rates and laws that are expected to be in effect. A valuation allowance is established if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Foreign taxes paid are applied as credits to reduce federal income taxes payable, to the extent that such credits can be utilized.

          Derivative Financial Instruments

Derivative financial instruments are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, HUSI designates it as either:

•	a qualifying hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge);

•	a qualifying hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction (cash flow hedge); or

•	as a trading or non-qualifying hedge.

Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings in the period during which the hedged item affects earnings. Ineffectiveness is reflected in current earnings. Changes in the fair value of derivatives held for trading purposes or which do not qualify for hedge accounting are reported in current period earnings.

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

Earnings volatility may result from the on-going mark to market of certain economically viable derivative contracts that do not satisfy the hedging requirements under U.S. GAAP, as well as from the hedge ineffectiveness associated with the qualifying contracts.

          Embedded Derivatives

HUSI may acquire or originate a financial instrument that contains a derivative instrument “embedded” within it. Upon origination or acquisition of any such instrument, HUSI assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the principal component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. With the adoption of Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), the election now exists to account for an entire financial instrument at fair value through profit and loss if the financial instrument contains an embedded derivative that would otherwise require bifurcation. Hybrid financial instruments that HUSI has elected to carry at fair value continue to be reported in their existing balance sheet classification.

When it is determined that: (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is either separated from the host contract (bifurcated), carried at fair value, and designated as a trading instrument or the entire financial instrument is carried at fair value with all changes in fair value recorded to current period earnings. If bifurcation is elected, any gain recognized at inception related to the derivative is effectively embedded in the host contract and is recognized over the life of the financial instrument.

          Hedge Discontinuation

HUSI discontinues hedge accounting prospectively when:

•	the derivative is no longer effective or expected to be effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions);

•	the derivative expires or is sold, terminated, or exercised;

•	it is unlikely that a forecasted transaction will occur;

•	the hedged firm commitment no longer meets the definition of a firm commitment; or

•	the designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge, the derivative will continue to be carried on the balance sheet at fair value.

In the case of a fair value hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the hedged item will no longer be adjusted for changes in fair value. The basis adjustment that had previously been recorded to the hedged item during the period from the designation date to the hedge discontinuation date is recognized as an adjustment to the yield of the hedged item over the remaining life of the hedged item.

In the case of a cash flow hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the effective portion of the changes in fair value of the hedging derivative will no longer be reclassified into other comprehensive income. The balance applicable to the discontinued hedging relationship will be recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If the hedged item was a firm commitment or forecasted transaction that is not expected to occur, any amounts recorded on the balance sheet related to the hedged item, including any amounts recorded in other comprehensive income, are reclassified to current period earnings.

In the case of either a fair value hedge or a cash flow hedge, if the previously hedged item is sold or extinguished, the basis adjustment to the underlying asset or liability or any remaining unamortized other comprehensive income balance will be reclassified to current period earnings.

In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet, with changes in its fair value recognized in current period earnings unless redesignated as a qualifying hedge.

          Day One Revenue Recognition

HUSI recognizes gains and losses at the inception of derivative transactions only when the fair value of the transaction can be verified to similar market transactions or if all significant pricing model assumptions can be verified to observable market data. If profit or loss is not recognized at inception due to market observability, the net unrealized gain or loss associated with these transactions is recorded in trading and is offset by a reserve until the transaction can be verified to observable market data.

          Interest Rate Lock and Purchase Agreements

HUSI enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). HUSI also enters into commitments to purchase residential mortgage loans through its correspondent channel (purchase commitments). Both rate lock and purchase commitments for residential mortgage loans that are classified as held for sale are considered to be derivatives. Rate lock and purchase commitments that are considered to be derivatives are recorded at fair value in other assets or other liabilities in the consolidated balance sheet. Changes in fair value are recorded in other income in the consolidated statement of income.

          Pension and Other Post-Retirement Benefits

At December 31, 2006, as a result of the adoption of SFAS 158 (see New Accounting Pronouncements on the following page), HUSI recognized the funded status of pension and other post retirement benefits on the balance sheet with the offset to accumulated other comprehensive income. Prior to 2006, the funded status of these plans was not recognized on the balance sheet. Net pension and post-retirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.

Certain HUSI employees are participants in various defined contribution and other non-qualified supplemental retirement plans. HUSI’s contributions to these plans are charged to current earnings.

Through various subsidiaries, HUSI maintains various 401(k) plans covering substantially all employees. Employer contributions to the plan, which are charged to current earnings, are based on employee contributions.

          Stock-Based Compensation

HUSI uses the fair value method of accounting for stock awards granted to employees under various stock option and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to share options is calculated using a binomial lattice methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the vesting period, generally three to five years. When modeling awards with vesting dependent on performance targets, these performance targets are incorporated into the model using Monte Carlo simulation. The expected life of these awards depends on the behavior of the award holders, which is incorporated into the model consistent with historic observable data.

Compensation expense relating to restricted stock rights (RSRs) is based upon the market value of the RSRs on the date of grant and is charged to earnings over the vesting period of the RSRs, generally three to five years.

          Transactions With Related Parties

In the normal course of business, HUSI enters into transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, administrative and operational support, and other miscellaneous services. All material related party balances and transactions among various direct and indirect subsidiaries of HUSI are eliminated in consolidation.

New Accounting Pronouncements

During 2006, the following additional accounting pronouncements were adopted.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends previously issued guidance with respect to accounting for separately recognized loan servicing rights. HUSI early adopted this standard as of January 1, 2006 and elected to account for residential mortgage servicing rights at fair value prospectively. Refer to Notes 6 and 11 of the consolidated financial statements for information relating to the adoption of SFAS 156.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires balance sheet recognition of the funded status of pension and other postretirement benefits with the offset to accumulated other comprehensive income. Employers will recognize actuarial gains and losses, prior service cost, and any remaining transition amounts when recognizing a plan’s funded status. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on HUSI’s financial position or results of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have any impact on HUSI’s financial position or results of operations.

The following additional accounting pronouncements were issued in 2006 and 2007 and will be effective for HUSI in future periods.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material impact on HUSI’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. Early application is permissible only if no annual or interim financial statements have been issued for the earlier periods. HUSI is currently evaluating the impact that adoption of SFAS 157 will have on its financial position and results of operations.

In December 2006, the FASB issued proposed FASB Staff Position No. FIN 39-a, Amendment of FASB Interpretation No. 39 (Proposed FSP FIN39-a). Proposed FSP FIN 39-a would allow entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. The guidance in this proposed FSP will be effective for fiscal years beginning after December 15, 2006. Entities will be required to recognize the effects of applying this FSP as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. HUSI is currently evaluating the impact that adoption will have on its financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option”. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. HUSI is currently evaluating the impact the adoption of SFAS 159 will have on its financial position and results of operations.

Note 3. Acquisitions and Divestitures

          2006 and 2005

There were no material business acquisitions or divestitures during 2006 or 2005.

          2004

On December 29, 2004, HUSI purchased approximately $12 billion of private label loans, primarily credit card receivables, from HSBC Finance Corporation at fair value. HSBC Finance Corporation retained the customer relationships associated with these balances. This portfolio acquisition resulted in creation of the Consumer Finance business segment in 2005. See Note 24 beginning page 147 of this Form 10-K for a summary of HUSI’s results by business segment.

Note 4. Federal Funds Sold and Securities Purchased Under Resale Agreements

Federal funds sold and securities borrowed or purchased under agreements to resell are summarized in the following table.

December 31	2006	2005

	(in millions)
Federal funds sold	$6,781	$—
Securities purchased under agreements to resell	6,994	4,568

Total	$13,775	$4,568

Funds generated from deposits growth during 2006 were primarily invested in short-term investments such as Federal funds sold and securities purchased under resale agreements.

Note 5. Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

December 31	2006	2005

	(in millions)
Trading assets:
U.S. Treasury	$646	$148
U.S. Government agency	1,902	1,238
Asset backed securities	3,053	1,981
Corporate bonds	1,420	2,786
Other securities	4,903	4,626
Precious metals	2,716	2,286
Fair value of derivatives	11,398	8,155

	$26,038	$21,220

Trading liabilities:
Securities sold, not yet purchased	$1,914	$1,808
Payables for precious metals	1,336	1,161
Fair value of derivatives	10,796	7,741

	$14,046	$10,710

Note 6. Securities

At December 31, 2006 and 2005, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government sponsored enterprises and U.S. Government agencies) with a book value that exceeded 10% of shareholders’ equity. The amortized cost and fair value of the available for sale and held to maturity securities portfolios are summarized in the following table.

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$1,535	$3	$(8)	$1,530
U.S. Government sponsored enterprises (1)	10,682	30	(257)	10,455
U.S. Government agency issued or guaranteed	3,793	6	(72)	3,727
Obligations of U.S. states and political subdivisions	515	4	(1)	518
Asset backed securities	578	1	(3)	576
Other domestic debt securities	1,343	3	(19)	1,327
Foreign debt securities	860	7	(3)	864
Equity securities	775	11	—	786

Securities available for sale	$20,081	$65	$(363)	$19,783

Securities held to maturity:
U.S. Treasury	$—	$—	$—	$—
U.S. Government sponsored enterprises (1)	1,845	43	(17)	1,871
U.S. Government agency issued or guaranteed	584	25	(2)	607
Obligations of U.S. states and political subdivisions	325	19	—	344
Other domestic debt securities	167	2	(2)	167
Foreign debt securities	51	—	—	51

Securities held to maturity	$2,972	$89	$(21)	$3,040

(1)	Includes primarily mortgage backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$711	$—	$(4)	$707
U.S. Government sponsored enterprises (1)	10,850	25	(251)	10,624
U.S. Government agency issued or guaranteed	2,466	10	(48)	2,428
Obligations of U.S. states and political subdivisions	487	—	(5)	482
Asset backed securities	1,165	2	(4)	1,163
Other domestic debt securities	1,700	6	(15)	1,691
Foreign debt securities	611	8	(5)	614
Equity securities	49	6	—	55

Securities available for sale	$18,039	$57	$(332)	$17,764

Securities held to maturity:
U.S. Treasury	$83	$—	$—	$83
U.S. Government sponsored enterprises (1)	1,860	57	(21)	1,896
U.S. Government agency issued or guaranteed	644	31	(1)	674
Obligations of U.S. states and political subdivisions	369	25	—	394
Other domestic debt securities	164	1	(1)	164
Foreign debt securities	51	—	—	51

Securities held to maturity	$3,171	$114	$(23)	$3,262

(1)	Includes primarily mortgage backed securities issued by the FNMA and FHLMC.

HUSI adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156) effective January 1, 2006 (refer to New Accounting Pronouncements on page 109 of this Form 10-K). In accordance with SFAS 156, HUSI elected to reclassify securities used to offset changes in economic value of mortgage servicing rights from the available for sale portfolio to trading assets at the effective date. At December 31, 2005, these securities had an amortized cost of $115 million and a fair value of $111 million. The cumulative effect of $4 million was recorded as an adjustment to retained earnings in 2006.

A summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed, is presented in the following table.

	One Year or Less				Greater Than One Year

December 31, 2006	Number of Securities	Gross Unrealized Losses		Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	8		$(1)	$527	6	$(7)	$566
U.S. Government sponsored enterprises (1)	211		(114)	3,158	482	(143)	5,042
U.S. Government agency issued or guaranteed	691		(40)	2,334	268	(32)	1,076
Obligations of U.S. states and political subdivisions	12		(1)	85	3	*	27
Asset backed securities	6		*	81	19	(3)	293
Other domestic debt securities	10		(1)	153	56	(18)	910
Foreign debt securities	6		(1)	191	11	(2)	227

Securities available for sale	944		$(158)	$6,529	845	$(205)	$8,141

Securities held to maturity:
U.S. Treasury	—		$—	$—	—	$—	$—
U.S. Government sponsored enterprises (1)	23		*	15	22	(17)	389
U.S. Government agency issued or guaranteed	49		*	21	169	(2)	35
Obligations of U.S. states and political subdivisions	1		*	*	9	*	4
Other domestic debt securities	2		*	22	4	(2)	33
Foreign debt securities	2		*	51	—	—	—

Securities held to maturity	77	$	*	$109	204	$(21)	$461

(1)	Includes primarily mortgaged-backed securities issued by FNMA and FHLMC.

*	Less than $500 thousand.

	One Year or Less				Greater Than One Year

December 31, 2005	Number of Securities	Gross Unrealized Losses		Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	7		$(4)	$619	—	$—	$—
U.S. Government sponsored enterprises (1)	560		(176)	7,313	46	(75)	1,434
U.S. Government agency issued or guaranteed	288		(22)	1,346	82	(26)	434
Obligations of U.S. states and political subdivisions	61		(5)	436	—	—	—
Asset backed securities	22		(4)	464	31	*	23
Other domestic debt securities	6		(14)	1,089	7	(1)	34
Foreign debt securities	17		(5)	336	1	*	25

Securities available for sale	961		$(230)	$11,603	167	$(102)	$1,950

Securities held to maturity:
U.S. Treasury	3	$	*	$83	—	$—	$—
U.S. Government sponsored enterprises (1)	28		(14)	397	3	(7)	41
U.S. Government agency issued or guaranteed	181		(1)	34	—	—	—
Obligations of U.S. states and political subdivisions	2		*	*	10	*	4
Other domestic debt securities	4		*	33	2	(1)	5
Foreign debt securities	2		*	51	—	—	—

Securities held to maturity	220		$(15)	$598	15	$(8)	$50

(1)	Includes primarily mortgage-backed securities issued by FNMA and FHLMC.

*	Less than $500 thousand.

Gross unrealized losses have increased within the available for sale securities portfolio during 2006, due to changes in interest rates. Since substantially all of these securities are high credit grade (i.e., AAA or AA), and HUSI has the ability and intent to hold these securities until maturity or a market price recovery, they are not considered to be other than temporarily impaired.

The following table summarizes realized gains and losses on investment securities transactions attributable to available for sale and held to maturity securities. Amounts in the table include net realized (losses) gains of $(11) million and $8 million reported in residential mortgage banking revenue in the consolidated statement of income for 2005 and 2004, respectively.

Year Ended December 31	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

	(in millions)
2006
Securities available for sale	$34	$(6)	$28
Securities held to maturity:
Maturities, calls and mandatory redemptions	1	—	1

	$35	$(6)	$29

2005
Securities available for sale	$107	$(13)	$94
Securities held to maturity:
Maturities, calls and mandatory redemptions	1	—	1

	$108	$(13)	$95

2004
Securities available for sale	$100	$(8)	$92
Securities held to maturity:
Maturities, calls and mandatory redemptions	1	—	1

	$101	$(8)	$93

The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2006, by contractual maturity are summarized in the following table. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Available for sale amounts exclude equity securities with a fair value of $786 million ($775 million cost) that do not have stated maturities.

The following table also reflects the distribution of maturities of debt securities held at December 31, 2006, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2006. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

Taxable Equivalent Basis	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	($ in millions)
Available for sale:
U.S. Treasury	$225	4.09%	$1,187	4.41%	$123	4.38%	$—	—%
U.S. Government sponsored enterprises	50	2.63	582	3.56	852	4.76	9,198	4.89
U.S. Government agency issued or guaranteed	*	7.00	320	6.07	35	5.21	3,438	4.92
Obligations of U.S. states and political subdivisions	—	—	—	—	6	5.34	509	5.03
Asset backed securities	1	5.96	329	3.95	159	4.92	89	5.33
Other domestic debt securities	21	5.96	63	4.23	44	5.02	1,215	5.14
Foreign debt securities	152	6.57	200	5.79	242	6.08	266	7.62

Total amortized cost	$449	4.86%	$2,681	4.47%	$1,461	4.98%	$14,715	4.97%

Total fair value	$448		$2,656		$1,429		$14,464

Held to maturity:
U.S. Treasury	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government sponsored enterprises	3	7.00	8	7.34	93	6.10	1,741	5.90
U.S. Government agency issued or guaranteed	1	7.10	9	6.97	4	8.65	570	6.49
Obligations of U.S. states and political subdivisions	14	6.95	46	5.82	45	5.00	220	5.16
Other domestic debt securities	—	—	—	—	—	—	167	5.80
Foreign debt securities	51	3.22	—	—	—	—	—	—

Total amortized cost	$69	4.16%	$63	6.19%	$142	5.83%	$2,698	5.96%

Total fair value	$69		$66		$149		$2,756

*	Less than $500 thousand.

Investments in Federal Home Loan Bank (FHLB) stock, Federal Reserve Bank (FRB) stock, and MasterCard Class B securities of $360 million, $306 million and $57 million, respectively, were included in other assets at December 31, 2006. Investments in FHLB and FRB stock of $360 million and $292 million, respectively, were included in other assets at December 31, 2005.

Note 7. Loans

A distribution of the loan portfolio, including loans held for sale, is summarized in the following table.

	2006		2005

	Total Loans	Held for Sale Included in Total	Total Loans	Held for Sale Included in Total

	(in millions)
Commercial:
Construction and other real estate	$8,918	$102	$9,122	$68
Other commercial	20,564	—	18,596	—

	29,482	102	27,718	68

Consumer:
Residential mortgage	39,808	4,227	43,986	4,107
Credit card receivables	18,260	—	15,514	—
Other consumer loans	2,687	394	3,124	390

	60,755	4,621	62,624	4,497

Total loans	$90,237	$4,723	$90,342	$4,565

In December 2004, HUSI acquired a $12 billion private label loan portfolio from HSBC Finance Corporation. The portfolio consisted of approximately $11 billion of private label credit card receivables and $1 billion of other consumer and commercial loans. The customer relationships were retained by HSBC Finance Corporation. By agreement, HUSI is purchasing additional credit card receivables generated from customer accounts at fair value on a daily basis. During 2006 and 2005, underlying customer balances included within the private label portfolio have revolved, and new relationships have been added, bringing the total private label credit card portfolio balance to approximately $17 billion at December 31, 2006.

Higher quality nonconforming residential mortgage loans were acquired from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs from December 2003 until September 2005. Purchases of these loans were discontinued as a result of strategic balance sheet initiatives to enhance HUSI’s liquidity position and to address interest rate risk.

Residential mortgage loan originations generally declined during 2006 and 2005 due to a rising interest rate environment. In addition, originations of various adjustable rate residential mortgage loan products that would have been retained on the balance sheet prior to 2005 were being sold in the secondary market beginning in 2005 and throughout 2006, also as a result of strategic balance sheet initiatives to enhance liquidity and to address interest rate risk. These factors contributed to the overall decrease in residential mortgage loans during 2006.

HUSI has loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders’ equity at December 31, 2006 and 2005.

Loans Held for Sale

Beginning in June 2005, loans held for sale include residential mortgage loans acquired from unaffiliated third parties and from HSBC Finance Corporation, with the intent of selling the loans to HMUS. Loans held for sale to HMUS increased $244 million in 2006 to $3.1 billion at December 31, 2006.

Loans held for sale are recorded at the lower of aggregate cost or market value. Aggregate cost exceeded market value at December 31, 2006 and December 31, 2005. Changes in the valuation allowance utilized to adjust loans held for sale to market value are summarized in the following table.

	2006			2005

	Valuation Allowance Related to			Valuation Allowance Related to

Year Ended December 31	Loans Held for Sale to HMUS	Other Loans Held for Sale	Total	Loans Held for Sale to HMUS	Other Loans Held for Sale	Total

	(in millions)
Balance at beginning of period	$(11)	$(15)	$(26)	$—	$(4)	$(4)
(Increased) decreased allowance for net reductions in market value	(133)	12	(121)	(32)	(11)	(43)
Releases of valuation allowance for loans sold	109	—	109	21	—	21

Balance at end of period	$(35)	$(3)	$(38)	$(11)	$(15)	$(26)

Loans held for sale to HMUS are subject to interest rate risk, in that their value will change as a result of changes in the interest rate environment. Interest rate risk is mitigated through an active economic hedging program to offset changes in value of the loans held for sale. Trading related revenues related to this economic hedging program, which includes net interest income and trading revenues were $132 million and $36 million for 2006 and 2005, respectively.

Concentrations of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. HUSI enters into a variety of transactions in the normal course of business that involve both on- and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. HUSI participates in lending activity throughout the United States and internationally. In general, HUSI controls the varying degrees of credit risk involved in on- and off-balance sheet transactions through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process. It is HUSI’s policy to require collateral when it is deemed appropriate. Varying degrees and types of collateral are secured depending upon management’s credit evaluation.

As with any nonconforming and non-prime loan products, HUSI utilizes high underwriting standards and prices these loans in a manner that is appropriate to compensate for higher risk.

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

Outstanding balances of high LTV and interest-only loans are summarized in the following table.

December 31	2006	2005

	(in millions)
Residential mortgage loans with high LTV and no mortgage insurance	$2,717	$3,510
Interest-only residential mortgage loans	7,537	8,713

Total	$10,254	$12,223

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude loans held for sale.

December 31	2006	2005

	(in millions)
Closed end:
First lien	$31,876	$36,389
Second lien	474	193
Revolving:
Second lien	3,231	3,297

Total	$35,581	$39,879

HUSI also offers adjustable rate residential mortgage loans which allow it to adjust pricing on the loan in line with market movements. At December 31, 2006, HUSI had approximately $21.2 billion in adjustable rate residential mortgage loans. In 2007, approximately $2.5 billion of adjustable rate residential mortgage loans will experience their first interest rate reset. In 2008, approximately $3.6 billion of adjustable rate residential mortgage loans will experience their first interest rate reset. As interest rates have risen over the last three years, many adjustable rate loans are expected to require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect the customer’s ability to repay the loan after the adjustment.

Regional exposure at December 31, 2006 for certain loan portfolios is summarized in the following table.

December 31, 2006	Commercial Construction and Other Real Estate Loans	Residential Mortgage Loans	Credit Card Receivables

New York State	53%	24%	6%
North Central United States	5	12	24
North Eastern United States	7	12	14
Southern United States	17	24	31
Western United States	18	28	25

Total	100%	100%	100%

Sale of Brady Bonds

At December 31, 2005, commercial loans included certain bonds issued by the government of Venezuela as part of debt renegotiations (Brady Bonds) with a face value of $178 million, and a recorded carrying value of $165 million. During the second quarter of 2006, the Venezuelan government redeemed all Brady Bonds held by HUSI at their face value resulting in a gain of $13 million, which was recorded in other revenues.

Credit Quality Statistics

Nonaccruing loans information is summarized in the following table.

December 31	2006	2005

	(in millions)
Nonaccruing loans
Balance at end of period:
Commercial:
Construction and other real estate	$33	$15
Other commercial	69	70

Total commercial	102	85

Consumer:
Residential mortgages	182	138
Credit card receivables	1	—
Other consumer loans	—	—

Total consumer loans	183	138

Total nonaccruing loans	$285	$223

Interest income on nonaccruing loans is summarized in the following table.

Year Ended December 31	2006	2005	2004

	(in millions)
Interest income on nonaccruing loans:
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$21	$25	$23
Amount actually recorded	8	12	17

Additional credit quality statistics are summarized in the following table.

December 31	2006	2005

	(in millions)
Accruing loans contractually past due 90 days or more as to principal or interest:
Total commercial	$22	$19

Consumer:
Residential mortgages	11	27
Credit card receivables	339	248
Other consumer loans	16	17

Total consumer loans	366	292

Total accruing loans contractually past due 90 days or more	$388	$311

Impaired loans:
Balance at end of period	$100	$90
Amount with impairment reserve	35	27
Impairment reserve	13	10

Other real estate and owned assets:
Balance at end of period	$53	$35

Note 8. Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table.

	2006	2005	2004

	(in millions)
Balance at beginning of year	$846	$788	$399
Provision charged (credited) to income	823	674	(17)
Charge offs	(1,012)	(871)	(157)
Recoveries	248	255	78
Allowance related to acquisitions and (dispositions), net	(8)	—	485

Balance at end of year	$897	$846	$788

Non-United States transfer risk reserves included in the allowance for credit losses	$—	$4	$14

On December 29, 2004, HUSI acquired approximately $12 billion of private label loans from HSBC Finance Corporation, including an allowance for credit losses associated with the purchased loans.

Note 9. Securitizations and Secured Financings

On December 29, 2004, HUSI acquired a domestic private label loan portfolio from HSBC Finance Corporation, without recourse, which included a consumer private label credit card portfolio, securitized receivables related to this portfolio, and retained interest assets related to these securitizations. These credit card securitization transactions were structured to receive sale treatment under U.S. GAAP.

In a securitization, a designated pool of receivables is removed from the balance sheet and transferred to an unaffiliated revolving trust. This unaffiliated trust is a qualifying special purpose entity (QSPE) as defined by SFAS 140 and, therefore, is not consolidated. The QSPE funds its purchase of receivables through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. These revolving securitization trusts require replenishment of receivables to support previously issued securities. Replenishments for the revolving securitization trusts were $3.6 billion and $8.7 billion in 2006 and 2005, respectively.

In the third quarter of 2006, the last remaining securitization trust agreement related to the private label portfolio acquired from HSBC Finance Corporation in 2004 was amended. As a result, the securitization trust no longer qualifies for sale treatment and the transaction is now recorded as a secured financing transaction. At the transaction date, all outstanding investments, credit card receivables and liabilities related to the trust were recorded on HUSI’s consolidated balance sheet.

All new collateralized funding transactions have been structured as secured financings under U.S. GAAP since the third quarter of 2004. In a secured financing, a designated pool of receivables are conveyed to a wholly owned limited purpose subsidiary, which in turn transfers receivables to a trust that sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The receivables and the underlying debt of the trust remain on HUSI’s balance sheet. HUSI does not recognize a gain in a secured financing transaction. Because the receivables and debt remain on the balance sheet, revenues and expenses are reported consistently with the owned balance sheet portfolio. There have been no new secured financings in 2006.

HUSI’s securitized receivables and secured financings are summarized in the following table.

Year ended December 31	2006	2005

	(in millions)
Securitized private label receivables at period end	$—	$1,343

Secured financings in long-term debt:
Balance at period end	$2,134	$1,500

Private label credit card receivables and investment securities collateralizing secured financings at period end	$2,439	$1,824

Note 10. Properties and Equipment, Net

The composition of properties and equipment, net of accumulated depreciation, is summarized in the following table.

December 31	Depreciable Life (Years)	2006	2005

	($ in millions)
Land	—	$79	$92
Buildings	5-40	754	688
Furniture and equipment	3-7	519	503

Total		1,352	1,283
Less: accumulated depreciation		(812)	(745)

Properties and equipment, net		$540	$538

Depreciation expense during the year		$79	$85

Note 11. Intangible Assets, Net

The following table summarizes the composition of intangible assets.

December 31	2006	2005

	(in millions)
Mortgage servicing rights	$474	$418
Other	47	45

Intangible assets, net	$521	$463

          Mortgage Servicing Rights (MSRs)

HUSI has one class of MSRs arising from sales of residential mortgage loans. HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. HUSI receives a fee for servicing the related residential mortgage loans.

Effective January 1, 2006, HUSI adopted SFAS 156 electing to measure this one class of MSRs at fair value. Upon adoption, HUSI recorded a cumulative effect adjustment to beginning retained earnings of less than $1 million, representing the difference between the fair value and the carrying amount of MSRs as of the date of adoption.

MSRs are subject to prepayment and interest rate risk, in that their value will fluctuate as a result of changes in the interest rate environment. Interest rate risk is mitigated through an active economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail under Market Risk Management beginning on page 80 of this Form 10-K.

With the adoption of SFAS 156, HUSI also made an irrevocable election to reclassify securities used to offset changes in economic value of MSRs from available for sale to trading assets, effective January 1, 2006. At December 31, 2005, these securities had a book value of $115 million and a fair value of $111 million. The accumulated unrealized loss recorded in accumulated other comprehensive income of $4 million was reversed effective January 1, 2006, with the offsetting amount recorded as a cumulative effect adjustment to retained earnings.

MSRs are initially measured at fair value at the time that the related loans are sold, and periodically remeasured using the fair value measurement method. This method requires that MSRs be measured at fair value at each reporting date with changes in fair value of the asset reflected in residential mortgage banking revenue in the period that the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. These assumptions include expected prepayments, default rates and market-based option adjusted spreads. The reasonableness of these valuation models is periodically validated by reference to external independent broker valuations and industry surveys.

Fair value of MSRs is calculated using the following critical assumptions.

	December 31, 2006	December 31, 2005

Annualized constant prepayment rate (CPR)	20.80%	16.30%
Constant discount rate	10.34%	12.07%
Weighted average life	4.8 years	5.5 years

The following table summarizes MSRs activity for the year ended December 31, 2006, the reporting period since adoption of SFAS 156.

Year Ended December 31	2006

(in millions)
Fair value of MSRs:
Beginning balance	$418
Additions related to loan sales	100
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	43
Realization of cash flows	(87)

Ending balance	$474

The following table summarizes activity for MSRs and the related valuation allowance for the year ended December 31, 2005 and December 31, 2004, which was prior to the adoption of SFAS 156.

	2005	2004

	(in millions)
MSRs, net of accumulated amortization:
Balance, January 1	$416	$526
Additions related to loan sales	136	62
Net MSRs acquisitions (sales)	—	(54)
Permanent impairment charges	(21)	(15)
Amortization	(74)	(103)

Balance, December 31	457	416

Valuation allowance for MSRs:
Balance, January 1	(107)	(23)
Temporary impairment (provision) recovery	47	(102)
Permanent impairment charges	21	15
Release of allowance related to MSRs sold	—	3

Balance, December 31	(39)	(107)

MSRs, net of accumulated amortization and valuation allowance at December 31	$418	$309

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table.

Year Ended December 31	2006	2005

	(in millions)
Outstanding principal balances at period end	$34,736	$31,961

Custodial balances maintained and included in noninterest bearing deposits at period end	$647	$628

Servicing fee income recorded in residential mortgage banking revenue during the period	$100	$76

          Other Intangible Assets

Other intangible assets include favorable lease arrangements and customer lists. The weighted-average amortization period for these intangible assets is 87 months at December 31, 2006. Total amortization expense was approximately $6 million for 2006 and 2005. Scheduled amortization is approximately $6 million per year for 2007 through 2011.

Note 12. Goodwill

During the second quarter of 2006, HUSI completed its annual impairment test of goodwill. In order to conform its testing date with that of HSBC and other HSBC affiliates, HUSI changed its accounting policy for the impairment testing date and completed an additional impairment test of goodwill in the third quarter. At both testing dates, HUSI determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized. In subsequent years, the annual impairment test of goodwill will continue to be completed at July 1. During the year ended December 31, 2006, there were no material events or transactions which warranted consideration for their impact on recorded book values assigned to goodwill.

The following table presents a summary of changes in goodwill.

Year Ended December 31	2006	2005

	(in millions)
Balance at beginning of year	$2,694	$2,697
Purchase accounting adjustment	22	—
Reductions related to branch disposals	—	(3)

Balance at the end of the year	$2,716	$2,694

During 2006, a deferred tax asset related to a previous acquisition was adjusted against the related goodwill balance, resulting in the purchase accounting adjustment noted in the table above.

Note 13. Deposits

The aggregate amounts of time deposit accounts (primarily certificates of deposits) each with a minimum of $100,000 included in domestic office deposits were approximately $19 billion and $23 billion at December 31, 2006 and 2005, respectively. Certain domestic deposits meet the definition of a hybrid financial instrument as defined in SFAS 155. As a result, deposits totaling $1.3 billion at December 31, 2006 are being carried at fair value with all changes in fair value recorded to profit and loss. The scheduled maturities of all time deposits at December 31, 2006 is summarized in the following table.

	Domestic Offices	Foreign Offices	Total

	(in millions)
2007:
0-90 days	$13,927	$9,262	$23,189
91-180 days	5,039	328	5,367
181-365 days	4,312	242	4,554

	23,278	9,832	33,110
2008	1,528	20	1,548
2009	144	8	152
2010	125	—	125
2011	75	—	75
Later years	279	—	279

	$25,429	$9,860	$35,289

Overdraft deposits reclassified to loans were approximately $1,727 million and $1,291 million at December 31, 2006 and 2005, respectively.

Note 14. Short-Term Borrowings

The following table summarizes the components of short-term borrowings. At December 31, 2006 and 2005, there were no categories of short-term borrowings that exceeded 30% of total shareholders’ equity.

December 31	2006	2005

	(in millions)
Federal funds purchased (day to day)	$77	$57
Securities sold under repurchase agreements	1,328	1,273
Commercial paper	2,414	2,620
Precious metals	1,146	1,812
Other	108	605

Total short-term borrowings	$5,073	$6,367

In July 2006, HUSI’s unused $2 billion line of credit from HSBC Finance Corporation expired and was not renewed.

At December 31, 2006, HUSI had an unused line of credit from HSBC of $2 billion. This line of credit does not require compensating balance arrangements and commitment fees are not significant. The interest rate is comparable to third party rates for a line of credit with similar terms.

At December 31, 2006, HUSI had an unused line of credit from its parent, HSBC North America Inc., of $150 million. The interest rate is comparable to third party rates for a line of credit with similar terms.

As a member of the New York Federal Home Loan Bank (FHLB), HUSI has a secured borrowing facility, which is collateralized by residential mortgage loans. At December 31, 2006 and 2005, the facility included $5 billion of borrowings included in long-term debt (see Note 15). The facility also allows access to further short-term borrowings based upon the amount of residential mortgage loans pledged as collateral with the FHLB, which were undrawn as of December 31, 2006 and 2005.

Note 15. Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates in effect at December 31, 2006 are shown in parentheses.

December 31	2006	2005

	(in millions)
Issued by HUSI or its subsidiaries other than HBUS:
Non-subordinated debt:
Medium-Term Floating Rate Notes due 2007-2011 (5.14% - 5.38%)	$53	$—
8.375% Debentures due 2007	100	101
Floating Rate Extendible Notes due 2008-2011 (5.35%)	1,499	1,497

	1,652	1,598
Subordinated debt:
7% Subordinated Notes due 2006	—	300
Fixed Rate Subordinated Notes due 2008-2097 (5.88% - 9.70%)	1,496	1,501
Perpetual Capital Notes (5.69%)	127	126
Junior Subordinated Debentures due 2026-2032 (7.53% - 8.38%)	1,061	1,070

	2,684	2,997

Total issued by HUSI or its subsidiaries other than HBUS	4,336	4,595

Issued or acquired by HBUS or its subsidiaries:
Non-subordinated debt:
Global Bank Note Program:
Medium-Term Floating Rate Notes due 2007-2040 (5.14% - 5.63%)	2,108	1,544
3.875% Fixed Rate Senior Global Bank Notes due 2009	1,943	1,940
5.43% Fixed Rate Senior Global Bank Notes due 2009	20	—
Floating Rate Senior Global Bank Notes due 2007-2009 (5.42% - 5.49%)	4,646	8,890
Floating Rate Non-USD Global Bank Notes due 2008-2009 (3.54% - 3.56%)	1,328	1,191
Floating Rate/Fixed Rate Senior Notes due 2012 (5.86%)	25	25

	10,070	13,590
Federal Home Loan Bank of New York (FHLB) advances:
Fixed Rate FHLB advances due 2007-2033 (2.01% - 7.24%)	10	8
Floating Rate FHLB advances due 2007-2036 (5.36% - 5.38%)	5,000	5,000

	5,010	5,008

Private Label Credit Card Secured Financing due 2007-2008 (5.49% - 6.52%), refer to Note 9	2,134	1,500

Precious Metal Leases due 2007-2014 (0.10%-1.70%)	729	683

Obligations of consolidated Variable Interest Entities due 2010-2035 (5.26% - 5.96%), refer to Note 27	2,542	954

Other:
5.99% Fixed Rate Note due 2011	350	—
Floating Rate Note due 2011 (5.86%)	4	—
6.60% Fixed Rate Note due 2021	858	—
3.99% Non-USD Senior Debt due 2044	530	481
Other	34	40

	1,776	521

Total non-subordinated debt	22,261	22,256

Subordinated debt:
4.625% Global Subordinated Notes due 2014	995	994
Global Bank Note Program:
Fixed Rate Global Bank Notes due 2034-2035 (5.63% - 5.88%)	1,643	1,731

Total subordinated debt	2,638	2,725

Total issued or acquired by HBUS or its subsidiaries	24,899	24,981

Obligations under capital leases	17	19

Total long-term debt	$29,252	$29,595

The table excludes $1,250 million of debt issued by HBUS or its subsidiaries payable to HUSI. Of this amount, the earliest note is due to mature in October 2008 and the latest note is due to mature in 2097.

          Debt Issued by HUSI or its Subsidiaries other than HBUS

In April 2006, HUSI filed an S-3 Shelf Registration Statement (the 2006 shelf) with the Securities and Exchange Commission. Under the 2006 shelf, HUSI may issue debt securities or preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units comprised of any combination of one or more of the aforementioned securities. The 2006 shelf, which has no dollar limit, replaced a shelf filed in 2005 in the amount of $2.3 billion. The Medium-Term Floating Rate Notes due 2007–2011 were issued under the 2006 shelf.

The $1.5 billion Floating Rate Extendible Notes were issued by HUSI in November 2005. These senior debt securities require the noteholders to decide each month whether or not to extend the maturity date of their notes by one month beyond the initial maturity date of December 15, 2006. In no event will the maturity of the notes be extended beyond December 15, 2011, the final maturity date. If on any election date a noteholder decides not to extend the maturity of all or any portion of the principal amount of his notes, the notes will mature on the previously elected maturity date, which will be the maturity date that is twelve months from the current election date. On the December 2006 election date, all noteholders elected to extend the maturity date of their notes to January 15, 2008. The notes are not subject to redemption by HUSI prior to the final maturity date. Interest is payable on the notes in arrears on the 15th day of each month, commencing December 15, 2005 and ending on the final maturity date. The interest rate will be determined by reference to the one-month LIBOR, plus or minus the applicable spread for that particular interest period. The spread for each interest period ranges from minus 2 basis points for the interest period ending December 15, 2006 to plus 3 basis points for the interest period ending December 15, 2011.

          Debt Issued by HBUS or its Subsidiaries

In December 2006, HBUS increased the size of its Global Bank Note Program from $20 billion to $40 billion. The Global Bank Note Program provides for the issuance of fixed rate and floating rate, senior and subordinated notes. The following debt issues were made under this program in 2006 and 2005.

•

In November 2006, HBUS issued the $20 million 5.43% Senior Notes due 2009. Interest is paid semiannually on May 20 and November 20 of each year, commencing on May 20, 2007 and ending on the stated maturity date of November 20, 2009. HBUS may redeem the notes, in whole but not in part, on November 20, 2007.

•

Certain Medium-Term Floating Rate Notes issued in 2006 meet the definition of hybrid financial instruments under SFAS 155, which was adopted in 2006 (see Note 2). Medium-Term Floating Rate Notes totaling $900 million at December 31, 2006 are being carried at fair value.

•

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

•

In August 2005, HBUS issued $750 million 5.625% Subordinated Notes due 2035. Interest is paid semiannually on February 15 and August 15 of each year, commencing February 15, 2006 and ending on the stated maturity date of August 15, 2035. These notes may not be redeemed by HBUS.

Other includes certain notes totaling $1.2 billion at December 31, 2006, which resulted from a 2006 structured financing transaction.

As of December 31, 2006, the contractual scheduled maturities for total long-term debt over the next five years are as follows.

	(in millions	)
2007	$7,467
2008	4,070
2009	4,476
2010	1,068
2011	2,144

Note 16. Derivative Instruments and Hedging Activities

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

Fair Value Hedges

Specifically, interest rate swaps that call for the receipt of a variable market rate and the payment of a fixed rate are utilized under fair value strategies to hedge the risk associated with changes in the risk free rate component of the value of certain fixed rate investment securities. Interest rate swaps that call for the receipt of a fixed rate and payment of a variable market rate are utilized to hedge the risk associated with changes in the risk free rate component of certain fixed rate debt obligations. The regression method is utilized in order to satisfy the retrospective and prospective assessment of hedge effectiveness for SFAS 133.

HUSI recognized net gains (losses) of approximately $10 million, $2 million and $(3) million for the years ended December 31, 2006, 2005 and 2004, respectively, (reported as other income in the consolidated statement of income), which represented the ineffective portion of all fair value hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

For the years ended December 31, 2006 and 2005, $5 million and $7 million of gains related to the basis adjustment of terminated and/or redesignated fair value hedge relationships were amortized to earnings. During 2007, HUSI expects to amortize $6 million of remaining gains to earnings resulting from these terminated and/or redesignated fair value hedges.

Cash Flow Hedges

Similarly, interest rate swaps and futures contracts that call for the payment of a fixed rate are utilized under the cash flow strategy to hedge the forecasted repricing of certain deposit liabilities. In order to satisfy the retrospective and prospective assessment of hedge effectiveness for SFAS 133, the regression method is utilized. Ineffectiveness is recorded to the statement of income on a monthly basis.

The total ineffectiveness of all cash flow hedges was less than $1 million for each of the years ended December 31, 2006, 2005 and 2004. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Gains or losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings pursuant to this strategy, are included in interest expense on deposit liabilities during the periods that net income is impacted by the underlying liabilities. As of December 31, 2006, approximately $7 million of deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be included in earnings during 2007.

At December 31, 2006, the net unrealized loss on derivatives included in accumulated other comprehensive income was $13 million, net of income taxes. Of this amount, the $64 million gain represents the effective portion of the net gains on derivatives that qualify as cash flow hedges, and the $77 million loss relates to terminated and/or redesignated derivatives. For the years ended December 31, 2006 and 2005, respectively, $35 million and $34 million of gains related to terminated and/or redesignated cash flow hedge relationships were amortized to earnings from other comprehensive income. During 2007, HUSI expects to amortize $11 million of remaining gains to earnings resulting from these terminated and/or redesignated cash flow hedges.

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

Notional Values of Derivative Contracts

The following table summarizes the notional values of derivative contracts.

December 31	2006	2005

	(in millions)
Interest rate:
Futures and forwards	$94,204	$106,826
Swaps	1,906,688	1,674,091
Options written	510,023	199,676
Options purchased	544,026	217,095

	3,054,941	2,197,688

Foreign exchange:
Swaps, futures and forwards	394,621	308,264
Options written	61,406	40,213
Options purchased	63,795	40,959
Spot	32,654	21,099

	552,476	410,535

Commodities, equities and precious metals:
Swaps, futures and forwards	43,620	48,702
Options written	12,263	14,378
Options purchased	16,115	16,127

	71,998	79,207

Credit derivatives	816,422	391,814

Total	$4,495,837	$3,079,244

The total notional amounts in the table above relate primarily to HUSI’s trading activities. Notional amounts included in the table related to non-trading fair value, cash flow and economic hedging activities were $27 billion and $26 billion at December 31, 2006 and 2005, respectively.

Note 17. Income Taxes

Total income taxes were allocated as follows.

Year Ended December 31	2006	2005	2004

	(in millions)
To income before income taxes	$530	$566	$718
To shareholders’ equity as tax charge (benefit):
Net unrealized losses on securities available for sale	(22)	(111)	(20)
Unrealized (losses) gains on derivatives classified as cash flow hedges	(106)	78	(30)
Unrealized (losses) gains on interest-only strip receivables	(4)	4	—
Cumulative adjustment from adoption of new pension accounting pronouncement	(13)	—	—
Foreign currency translation, net	—	(4)	4

	$385	$533	$672

The components of income tax expense follow.

Year Ended December 31	2006	2005	2004

	(in millions)
Current:
Federal	$466	$484	$455
State and local	51	90	150
Foreign	18	7	17

Total current	535	581	622
Deferred, primarily federal	(5)	(15)	96

Total income tax expense	$530	$566	$718

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

Year Ended December 31	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes	2.1	4.2	5.6
Release of tax reserves	(.7)	(.3)	(2.9)
Tax exempt interest income	(.9)	(.7)	(.5)
Low income housing and miscellaneous other tax credits	(1.8)	(1.4)	(.5)
Other items	.1	(.1)	(.4)

Effective income tax rate	33.8%	36.7%	36.3%

The components of the net deferred tax position are presented in the following table.

December 31	2006	2005

	(in millions)
Deferred tax assets:
Allowance for credit losses	$296	$322
Benefit accruals	100	96
Accrued expenses not currently deductible	80	55
Unrealized losses on securities available for sale	122	100
Net purchase discount on acquired companies	(6)	39
Accrued pension cost	14	3
Premium on purchased receivables	4	12

Total deferred tax assets	610	627

Less deferred tax liabilities:
Lease financing income accrued	7	13
Investment securities	(20)	90
Accrued income on foreign bonds	—	10
Deferred gain recognition	34	31
Depreciation and amortization	6	24
Interest and discount income	168	227
Deferred fees/costs	97	87
Mortgage servicing rights	177	137
Other	40	6

Total deferred tax liabilities	509	625

Net deferred tax asset	$101	$2

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes threshold and measurement attributes for financial statement recognition of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have an impact on the financial results of HUSI. The adoption of FIN 48 will result in the recognition of additional current tax liabilities and offsetting deferred tax assets of $11 million.

Note 18. Preferred Stock

The following table presents information related to the issues of preferred stock outstanding.

	Shares Outstanding	Dividend Rate	Amount Outstanding

December 31	2006	2006	2006		2005

			($ in millions)
Floating Rate Non-Cumulative Preferred Stock, Series F ($25 stated value)	20,700,000	5.910%	$517		$517
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series G ($1,000 stated value)	373,750	5.910	374		374
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value)	373,750	6.500	374		—
6,000,000 Depositary shares each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 stated value)	1,500,000	4.500	150		150
$2.8575 Cumulative Preferred Stock ($50 stated value)	3,000,000	5.715	150		150
Dutch Auction Rate Transferable Securities™ Preferred Stock (DARTS):
Series A ($100,000 stated value)	625	4.154	63		63
Series B ($100,000 stated value)	625	4.215	62		62
CTUS Inc. Preferred Stock	100	—	—	(1)	—	(1)

			$1,690		$1,316

(1)	Less than $500 thousand

          Preferred Stock

In May 2006, HUSI issued 14,950,000 depositary shares, each representing one-fortieth of a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value). Total issue proceeds, net of $9 million of underwriting fees and other expenses, were $365 million. When and if declared by HUSI’s Board of Directors, dividends of 6.50% per annum on the stated value per share will be payable quarterly on the first calendar day of January, April, July and October of each year. The Series H Preferred Stock may be redeemed at the option of HUSI, in whole or in part, on or after July 1, 2011 at $1,000 per share, plus accrued and unpaid dividends for the then-current dividend period.

Dividends on the Floating Rate Non-Cumulative Series F Preferred Stock are non-cumulative and will be payable when and if declared by the Board of Directors of HUSI quarterly on the first calendar day of January, April, July and October of each year. Dividends on the stated value per share are payable for each dividend period at a rate equal to a floating rate per annum of .75% above three month LIBOR, but in no event will the rate be less than 3.5% per annum. The Series F Preferred Stock may be redeemed at the option of HUSI, in whole or in part, on or after April 7, 2010 at a redemption price equal to $25 per share, plus accrued and unpaid dividends for the then-current dividend period.

Dividends on the Floating Rate Non-Cumulative Series G Preferred Stock are non-cumulative and will be payable when and if declared by the Board of Directors of HUSI quarterly on the first calendar day of January, April, July and October of each year. Dividends on the stated value per share are payable for each dividend period at a rate equal to a floating rate per annum of .75% above three month LIBOR, but in no event will the rate be less than 4% per annum. The Series G Preferred Stock may be redeemed at the option of HUSI, in whole or in part, on or after January 1, 2011 at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends for the then-current dividend period.

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

Note 19. Retained Earnings and Regulatory Capital Requirements

Bank dividends are a major source of funds for payment by HUSI of shareholder dividends and along with interest earned on investments, cover HUSI’s operating expenses which consist primarily of interest on outstanding debt. The approval of the OCC is required if the total of all dividends declared by HBUS in any year exceeds the net profits for that year, combined with the retained profits for the two preceding years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.

Under the more restrictive of the above rules, as of December 31, 2006, HBUS can pay dividends to HUSI of approximately $1.6 billion, adjusted by the effect of its net income (loss) for 2007 up to the date of such dividend declaration.

Additional information regarding regulation, supervision and capital for HUSI and HBUS begins on page 11 of this Form 10-K.

Capital amounts and ratios of HUSI and HBUS, calculated in accordance with banking regulations, are summarized in the following table.

	2006			2005

December 31	Capital Amount	Well-Capitalized Minimum Ratio	Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio	Actual Ratio

	($ in millions)
Total capital (to risk weighted assets):
HUSI	$15,501	10.00%	12.58%	$14,808	10.00%	12.53%
HBUS	14,998	10.00	12.23	14,464	10.00	12.32
Tier 1 capital (to risk weighted assets):
HUSI	10,577	6.00	8.58	9,746	6.00	8.25
HBUS	10,278	6.00	8.38	9,737	6.00	8.29
Tier 1 capital (to average assets):
HUSI	10,577	3.00	6.36	9,746	3.00	6.51
HBUS	10,278	5.00	6.29	9,737	5.00	6.61
Risk weighted assets:
HUSI	123,262			118,145
HBUS	122,652			117,382

Note 20. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

	2006	2005	2004

	(in millions)
Unrealized (losses) gains on available for sale securities:
Balance, January 1	$(128)	$21	$61
Increase (decrease) in fair value, net of taxes of $10, $71 and $(19), in 2006, 2005 and 2004, respectively	(55)	(94)	14
Net gains on sale of securities reclassified to net income, net of taxes of $12, $40 and $39 in 2006, 2005 and 2004, respectively	(16)	(55)	(54)

Net change	(71)	(149)	(40)

Balance, December 31	(199)	(128)	21

Unrealized (losses) gains on derivatives classified as cash flow hedges:
Balance, January 1	98	(6)	52
Change in unrealized gain (loss) net of taxes of $106, $(78) and $30 in 2006, 2005 and 2004, respectively	(106)	104	(58)

Net change	(106)	104	(58)

Balance, December 31	(8)	98	(6)

Unrealized gains on interest-only strip receivables:
Balance, January 1	7	—	—
Change in unrealized gains on interest-only strip receivables, net of taxes of $4 and $(4) in 2006 and 2005, respectively	(7)	7	—

Net change	(7)	7	—

Balance, December 31	—	7	—

Foreign currency translation adjustments:
Balance, January 1	11	16	15
Translation gains, net of taxes of $4 and $(4) in 2005 and 2004, respectively	*	(5)	1

Net change	—	(5)	1

Balance, December 31	11	11	16

Unfunded postretirement benefits liability:
Balance, January 1	—	—	—
Cumulative effect of change in accounting for pension and postretirement benefits, net of taxes of $13 in 2006	(18)	—	—

Net change	(18)	—	—

Balance, December 31	(18)	—	—

Summary of accumulated other comprehensive (loss) income:
Accumulated other comprehensive (loss) income, January 1	(12)	31	128
Other comprehensive loss, net of tax	(184)	(43)	(97)
Cumulative effect of change in accounting for pension and postretirement benefits, net of tax	(18)	—	—

Accumulated other comprehensive (loss) income, December 31	$(214)	$(12)	$31

*	Less than $500 thousand.

Note 21. Related Party Transactions

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

December 31	2006	2005	2004

	(in millions)
Assets:
Cash and due from banks	$179	$121	$182
Interest bearing deposits with banks	59	67	283
Federal funds sold and securities purchased under resale agreements	141	111	47
Trading assets	6,895	5,386	3,167
Loans	1,042	1,901	1,378
Other	1,192	78	126

Total assets	$9,508	$7,664	$5,183

Liabilities:
Deposits	$12,232	$10,131	$9,764
Trading liabilities	6,473	4,545	5,748
Short-term borrowings	464	698	1,089
Other	255	106	28

Total liabilities	$19,424	$15,480	$16,629

December 31	2006	2005	2004

	(in millions)
Interest income	$51	$40	$20
Interest expense	408	293	119
Other revenues :
Gains on sales of loans to HMUS	106	18	—
Other HSBC affiliates income	102	112	147
Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation	452	415	35
Fees paid to HMUS	227	162	114
Fees paid to HSBC Technology & Services (USA) Inc. (HTSU) for technology services	235	216	172
Fees paid to other HSBC affiliates	162	126	99

Transactions Conducted with HSBC Finance Corporation

Credit Card Receivables and Other Loan Transactions

•

In December 2004, HUSI acquired a private label receivable portfolio from HSBC Finance Corporation, which primarily included credit card receivables and retained interests associated with securitized credit card receivables. HSBC Finance Corporation retained and continues to service the customer relationships, for which they charged HUSI servicing fees of $367 million and $379 million for the year ended December 31, 2006 and 2005, respectively. In July 2004, HUSI sold certain MasterCard 1 /Visa[2] credit card relationships to HSBC Finance Corporation, but retained the receivable balances associated with these relationships. By agreement, HUSI is purchasing receivables generated by these private label and MasterCard/Visa customer relationships at fair value on a daily basis. Premiums paid are being amortized to interest income over the estimated life of the receivables purchased. Since the original private label receivables acquisition and MasterCard/Visa relationship sale, the underlying customer balances included within these portfolios have revolved, and new private label relationships have been added. Activity related to these portfolios is summarized in the following table.

	Private Label		MasterCard/Visa

For the year ended December 31	2006	2005	2006	2005

	(in millions)
Receivables acquired from HSBC Finance Corporation:
Balance at beginning of period	$14,355	$10,936	$1,159	$1,142
Receivables acquired	21,591	21,029	2,317	2,055
Customer payments, net charge offs and other activity	(18,973)	(17,610)	(2,189)	(2,038)

Balance at end of period	$16,973	$14,355	$1,287	$1,159

Premiums paid to HSBC Finance Corporation:
Unamortized balance at beginning of period	$320	$624	$12	$11
Premiums paid	367	411	39	34
Amortization	(499)	(715)	(36)	(33)

Unamortized balance at end of period	$188	$320	$15	$12

Other Transactions with HSBC Finance Corporation

•

Support services from HSBC affiliates include charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

•

HBUS is the originating lender for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which is managed by HSBC Finance Corporation. By agreement, HBUS processes applications, funds and subsequently sells these loans to HSBC Finance Corporation. During 2006, primarily during the first quarter, approximately $16.1 billion of loans were originated by HBUS and sold to HSBC Finance Corporation, resulting in gains of approximately $22 million and fees paid to HSBC Finance Corporation of $4 million. For 2005, $15.1 billion of loans were sold to HSBC Finance Corporation, resulting in gains of $19 million and fees paid of $4 million.

•	In July 2006, HUSI’s unused $2 billion line of credit with HSBC Finance Corporation expired and was not renewed.

[1]	MasterCard is a registered trademark of MasterCard International, Incorporated.

[2]	Visa is a registered trademark of Visa USA, Inc.

Transactions Conducted with HMUS

•

HUSI utilizes HMUS for broker dealer, debt underwriting, customer referrals and for other treasury and traded markets related services, pursuant to service level agreements. Debt underwriting fees charged by HMUS are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HMUS are recorded as a reduction of capital surplus. Customer referral fees paid to HMUS are netted against customer fee income, which is included in other fees and commissions. All other fees charged by HMUS are included in support services from HSBC affiliates.

•

In June 2005, HUSI began acquiring residential mortgage loans, excluding servicing, from unaffiliated third parties and subsequently selling these acquired loans to HMUS. HUSI maintains no ownership interest in the residential mortgage loans after sale. During 2006, HUSI sold $16 billion of loans to HMUS for total gains on sale of $106 million, which are included in other revenues. For 2005, HUSI sold approximately $2 billion of loans to HMUS for total gains on sale of $18 million. Refer to page 9 of this Form 10-K for further information regarding this program.

Other Transactions with HSBC Affiliates

At December 31, 2006, HUSI had an unused line of credit with HSBC of $2 billion.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $1.4 billion, of which $172 million was outstanding at December 31, 2006.

HUSI routinely enters into derivative transactions with HSBC Finance Corporation and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues, derivative contracts or other financial transactions with unaffiliated third parties. At December 31, 2006 and December 31, 2005, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $772 billion and $570 billion, respectively. The net credit risk exposure (defined as the recorded fair value of derivative receivables) related to these contracts was approximately $7 billion and $5 billion at December 31, 2006 and 2005, respectively. HUSI, within its Corporate, Investment Banking and Markets business, accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

Domestic employees of HUSI participate in a defined benefit pension plan sponsored by HNAH. Additional information regarding pensions is provided in Note 23 of these consolidated financial statements, beginning on page 142 of this Form 10-K.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI’s share of the expense of these plans on a pre-tax basis for the year ended December 31, 2006 and 2005 was approximately $74 million and $51 million, respectively. As of December 31, 2006, HUSI’s share of compensation cost related to nonvested stock compensation plans was approximately $90 million, which is expected to be recognized over a weighted-average period of 1.6 years. A description of these stock compensation plans begins on page 140 of this Form 10-K.

During 2005, HUSI sold shares in a foreign equity fund to an HSBC affiliate for a gain of $48 million.

Note 22. Stock Option Plans and Restricted Share Plans

Options have been granted to employees of HUSI under the HSBC Holdings Group Share Option Plan (the Group Share Option Plan) and under the HSBC Holdings Savings-Related Share Option Plan (Sharesave). Since the shares and contribution commitment have been granted directly by HSBC, the offset to compensation expense was a credit to capital surplus, representing a contribution of capital from HSBC.

The following table presents information for each plan. Descriptions of each plan follow the table.

December 31		2006		2005		2004

Restricted Share Plan:
Total compensation expense recognized (in millions)		$59		$44		$50

Sharesave (5 year vesting period):
Total options granted		83,000		262,000		207,000
Fair value per option granted		$3.49		$3.78		$3.80
Total compensation expense recognized (in millions)	$	*	$	*	$	*
Significant assumptions used to calculate fair value:
Risk free interest rate		5.0%		4.3%		5.0%
Expected life (years)		5		5		5
Expected volatility		17%		20%		25%

Sharesave (3 year vesting period):
Total options granted		274,000		510,000		407,000
Fair value per option granted		$3.42		$3.73		$3.44
Total compensation expense recognized (in millions)		$1		$1		$1
Significant assumptions used to calculate fair value:
Risk free interest rate		5.0%		4.3%		4.9%
Expected life (years)		3		3		3
Expected volatility		17%		20%		25%

Sharesave (1 year vesting period):
Total options granted		81,000
Fair value per option granted		$2.60
Total compensation expense recognized (in millions)	$	*
Significant assumptions used to calculate fair value:
Risk free interest rate		5.0%
Expected life (years)		1
Expected volatility		17%

Group Share Option Plan:
Total options granted		—		—		4,574,000
Fair value per option granted		$—		$—		$2.83
Total compensation expense recognized (in millions)		$14		$6		$10
Significant assumptions used to calculate fair value:
Risk free interest rate		—%		—%		4.90%
Expected life (years)		—		—		6.9
Expected volatility		—%		—%		25%

*	Less than $500 thousand

          Restricted Share Plans

Awards are granted to key individuals in the form of performance and non-performance restricted shares. The awards are based on an individual’s demonstrated performance and future potential. Performance related restricted shares generally vest after three years from date of grant, based on HSBC’s Total Shareholder Return (TSR) relative to a benchmark TSR during the performance period. TSR is defined as the growth in share value and declared dividend income during the period and the benchmark is composed of HSBC’s peer group of financial institutions. If the performance conditions are met, the shares vest and are released to the recipients two years later. Non-performance restricted shares are released to the recipients based on continued service, typically at the end of a three year vesting period.

          Sharesave Plans

Sharesave is an employee share option plan that enables eligible employees to enter into savings contracts of one, three or five year terms, with the ability to decide at the end of the contract term to either use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus interest repaid in cash. The one year savings contracts were offered to employees for the first time in 2006. Employees can save up to $450 per month over all their Sharesave savings contracts. The option price is determined at the beginning of the offering period of each plan year and represents a 20% discount, for the three and five year savings contracts, and a 15% discount for the one year contract, from the average price in London on the HSBC ordinary shares over the five trading days preceding the offering. On contracts of three year or five year terms, the options are exercisable at the 20% discounted stock option price within six months following the third or fifth anniversary of the beginning of the relevant savings contracts. Upon the completion of a one year savings contract, if the share price is higher than the option price, the option will automatically be exercised and the shares will be purchased at the 15% discounted stock option price. The shares will then be transferred to a holding account where they will be held for one additional year, or until the employee decides to sell the shares. Regardless of the length of the savings contract, employees can decide to have their accumulated savings plus interest refunded to them at the end of the contract period, rather than choosing to exercise their purchase option.

The fair value of options granted under Sharesave plans is estimated as of the date of grant using a third party option pricing model.

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

No options were granted under the Group Share Option Plan in 2005 or 2006, since the plan was terminated by HSBC in May 2005. In lieu of options, employees now receive grants of HSBC Holdings ordinary shares subject to certain vesting conditions (refer to Restricted Share Plans above). All existing stock option grants under the Group Share Option Plan remain in effect subject to the same conditions as before plan termination and compensation expense continues to be recognized over the various grant vesting periods.

Note 23. Pension and Other Postretirement Benefits

Defined Benefit Pension Plans

In November 2004, sponsorship of the defined benefit pension plan of HUSI and the defined benefit pension plan of HSBC Finance Corporation was transferred to HNAH. Effective January 1, 2005, the two separate plans were combined into a single HNAH defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S. As a result, the pension asset relating to HUSI’s defined benefit plan of $279 million, net of tax, was transferred to HNAH as a capital transaction in the first quarter of 2005.

In 2006, HUSI adopted SFAS 158 (see New Accounting Pronouncements on page 109 of this Form 10-K), which requires balance sheet recognition of the funded status of pension and other postretirement benefit plans. Since HUSI’s main pension plan was transferred to HNAH in 2005, adoption of SFAS 158 had no significant balance sheet impact related to pension obligations. The impact of SFAS 158 on other postretirement benefit plans is summarized on page 144 of this Form 10-K.

The components of pension expense for the defined benefit plan reflected in HUSI’s consolidated statement of income are shown in the table below. The pension expense for the years ended December 31, 2006 and 2005 reflect the portion of the pension expense of the combined HNAH pension plan which has been allocated to HUSI.

Year Ended December 31	2006	2005	2004

	(in millions)
Service cost–benefits earned during the period	$30	$27	$31
Interest cost on projected benefit obligation	65	62	69
Expected return on assets	(84)	(89)	(96)
Amortization of prior service cost	1	1	1
Recognized losses	16	5	26

Pension expense	$28	$6	$31

The information and activity presented in the following tables as of and for the years ended December 31, 2006 and 2005 relate to the post-merger HNAH defined benefit pension plan, unless noted otherwise. The information and activity presented as of and for the year ended December 31, 2004 reflect pre-merger HUSI defined benefit pension plan balances and activity.

The assumptions used in determining pension expense of the defined benefit plan are as follows:

	2006	2005	2004

Discount rate	5.70%	6.00%	6.25%
Salary increase assumption	3.75	3.75	3.75
Expected long-term rate of return on plan assets	8.00	8.33	8.00

A reconciliation of beginning and ending balances of the fair value of plan assets associated with the HNAH defined benefit pension plan is shown below.

Year Ended December 31	2006	2005

	(in millions)
Fair value of plan assets at beginning of year	$2,383	$1,304
Transfer of assets from the former HSBC Finance Corporation Plan	—	1,000
Actual return on plan assets	246	168
Benefits paid	(62)	(89)

Fair value of plan assets at end of year	$2,567	$2,383

HUSI does not currently anticipate making employer contributions to the defined benefit plan in 2007.

The allocation of the pension plan assets at December 31, 2006 and 2005 for the HNAH defined benefit pension plan is summarized in the following table:

	Percentage of Plan Assets at December 31,

	2006	2005

Equity securities	69%	69%
Debt securities	30	31
Other	1	—

Total	100%	100%

There were no investments in HSBC ordinary shares or American depositary shares at December 31, 2006 and 2005.

The primary objective of the HNAH defined benefit pension plan is to provide eligible employees with regular pension benefits. Since the plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA), ERISA regulations serve as guidance for the management of plan assets. Consistent with prudent standards of preservation of capital and maintenance of liquidity, the goals of the plans are to earn the highest possible rate of return consistent with the tolerance for risk as determined by the investment committee in its role as a fiduciary. In carrying out these objectives, short-term fluctuations in the value of plan assets are considered secondary to long-term investment results. A third party and an HSBC affiliate are retained by HNAH to provide investment consulting services such as recommendations on the type of funds to be invested in and monitoring the performance of fund managers. In order to achieve the return objectives of the plans, the plans are diversified to ensure that adverse results from one security or security class will not have an unduly detrimental effect on the entire investment portfolio. Assets are diversified by type, characteristic and number of investments as well as by investment style of management organization. Equity securities are invested in large, mid and small capitalization domestic stocks as well as international stocks.

A reconciliation of beginning and ending balances of the projected benefit obligation of the HNAH defined benefit pension plan is shown in the following table.

Year Ended December 31	2006	2005

	(in millions)
Projected benefit obligation at beginning of year	$2,530	$1,174
Transfer in from the HSBC Finance Corporation Plan	—	1,019
Service cost	102	94
Interest cost	145	130
Actuarial (gains) losses	(17)	203
Benefits paid	(62)	(90)

Projected benefit obligation at end of year	$2,698	$2,530

HUSI’s share of the projected benefit obligation of the HNAH defined benefit pension plan at December 31, 2006 is approximately $1.2 billion. The accumulated benefit obligation for the HNAH defined benefit pension plan was approximately $2.4 billion and $2 billion at December 31, 2006 and 2005, respectively. HUSI’s share of the accumulated benefit obligation at December 31, 2006 and 2005 was approximately $1.1 billion and $1 billion, respectively. The accumulated benefit obligation for HUSI’s pre-merger defined benefit pension plans was approximately $1 billion at December 31, 2004.

Estimated future benefit payments for the HNAH defined benefit pension plan and HUSI’s share of those estimated payments are summarized in the following table

	HNAH	HUSI’s Share

	(in millions)
2007	$122	$49
2008	130	53
2009	137	56
2010	144	59
2011	156	63
2012-2016	927	388

The assumptions used in determining the projected benefit obligation of the defined benefit pension plans at December 31 are summarized in the following table.

	2006	2005	2004

Discount rate	5.90%	5.70%	6.00%
Salary increase assumption	3.75	3.75	3.75

Postretirement Plans Other Than Pensions

HUSI’s employees also participate in several plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. HUSI has instituted dollar limits on payments under the plans to control the cost of future medical benefits.

As discussed in Note 2, the adoption of SFAS 158 resulted in additional pension liability of $31 million, a related deferred tax asset of $13 million, and an offset to other comprehensive income of $18 million at December 31, 2006.

The net postretirement benefit cost included the following components.

Year Ended December 31	2006	2005	2004

	(in millions)
Service cost – benefits earned during the period	$1	$2	$2
Interest cost	6	7	7
Amortization of transition obligation	3	3	3

Net periodic postretirement benefit cost	$10	$12	$12

The assumptions used in determining the net periodic postretirement benefit cost for HUSI’s postretirement benefit plans are shown in the following table.

December 31	2006	2005	2004

Discount rate	5.70%	6.00%	5.75%
Salary increase assumption	3.75	3.75	3.75

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is shown in the following table.

Year Ended December 31	2006	2005

	(in millions)
Accumulated benefit obligation at beginning of year	$119	$122
Service cost	1	2
Interest cost	6	7
Participant contributions	1	1
Actuarial gains	(13)	(4)
Benefits paid	(11)	(9)

Accumulated benefit obligation at end of year	$103	$119

HUSI’s postretirement benefit plans are funded on a pay-as-you-go basis. Estimated future benefit payments for HUSI’s postretirement plans are summarized in the following table.

(in millions)
2007	$9
2008	8
2009	9
2010	9
2011	9
2012-2016	43

The assumptions used in determining the benefit obligation of HUSI’s postretirement benefit plans at December 31 are as follows:

	2006	2005	2004

Discount rate	5.90%	5.70%	6.00%
Salary increase assumption	3.75	3.75	3.75

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

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent Increase		One Percent Decrease

	(in millions)
Effect on total of service and interest cost components	$	*	$	*
Effect on postretirement benefit obligation		2		(2)

*	Less than $500 thousand

          Other Plans

HUSI maintains a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $34 million, $33 million and $18 million in 2006, 2005 and 2004, respectively.

Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Total expense recognized for these plans was immaterial in 2006, 2005 and 2004.

Note 24. Business Segments

HUSI has five distinct segments that it utilizes for management reporting and analysis purposes. Descriptions of HUSI’s business segments are presented on pages 6-7 of this Form 10-K.

Results for each segment are summarized in the following tables. For comparability purposes, 2005 and 2004 results have been revised to conform with 2006 presentation.

	PFS	CF	CMB	CIBM	PB	Other	Total

	(in millions)
2006
Net interest income (1)	$1,232	$738	$745	$181	$199	$(14)	$3,081
Other revenues	447	501	274	1,011	305	25	2,563

Total revenues	1,679	1,239	1,019	1,192	504	11	5,644
Operating expenses (2)	1,192	441	508	803	311	—	3,255

	487	798	511	389	193	11	2,389
Provision for credit losses (3)	58	659	62	10	34	—	823

Income before income tax expense	$429	$139	$449	$379	$159	$11	$1,566

Average loans	$37,242	$19,835	$14,921	$12,399	$4,456	$—	$88,853
Average assets	41,685	20,677	17,940	79,882	5,744	350	166,278
Average deposits	33,586	17	15,202	37,617	9,790	—	96,212
Average liabilities/equity (4)	48,250	1,657	21,519	82,983	11,869	—	166,278
Goodwill at December 31, 2006 (5)	1,177	—	472	636	431	—	2,716

2005
Net interest income (1)	$1,202	$583	$662	$456	$172	$(12)	$3,063
Other revenues	406	356	228	641	257	23	1,911

Total revenues	1,608	939	890	1,097	429	11	4,974
Operating expenses (2)	1,002	424	410	650	272	—	2,758

	606	515	480	447	157	11	2,216
Provision for credit losses (3)	103	599	22	(47)	(3)	—	674

Income before income tax expense	$503	$(84)	$458	$494	$160	$11	$1,542

Average loans	$44,143	$18,516	$14,001	$7,333	$3,905	$—	$87,898
Average assets	48,629	19,316	16,272	57,597	5,041	321	147,176
Average deposits	28,436	286	11,745	37,592	7,464	—	85,523
Average liabilities/ equity (4)	43,114	684	18,046	75,579	9,751	2	147,176
Goodwill at December 31, 2005 (5)	1,167	—	468	631	428	—	2,694

	PFS	CF	CMB	CIBM	PB	Other	Total

	(in millions)
2004
Net interest income (1)	$1,088	$182	$586	$766	$130	$(11)	$2,741
Other revenues	358	2	200	534	204	21	1,319

Total revenues	1,446	184	786	1,300	334	10	4,060
Operating expenses (2)	922	17	374	525	263	—	2,101

	524	167	412	775	71	10	1,959
Provision for credit losses (3)	81	22	(26)	(95)	1	—	(17)

Income before income tax expense	$443	$145	$438	$870	$70	$10	$1,976

Average loans	$36,847	$4,257	$12,287	$4,152	$2,785	$—	$60,328
Average assets	40,943	4,256	14,009	48,689	4,029	300	112,226
Average deposits	24,145	3,998	9,535	27,508	7,667	—	72,853
Average liabilities/ equity (4)	34,052	(2)	14,783	54,442	8,951	—	112,226
Goodwill at December 31, 2004 (5)	1,167	—	471	631	428	—	2,697

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

(5)

During 2006, a deferred tax asset related to a previous acquisition was adjusted against the related goodwill balance, resulting in a $22 million increase in goodwill (refer to Note 12 on page 125 of this Form 10-K). The reduction in goodwill from December 31, 2004 to December 31, 2005 resulted from the sale of certain branches during 2005.

Note 25. Collateral, Commitments and Contingent Liabilities

Pledged Assets

The following table presents pledged assets included in the consolidated balance sheet.

December 31	2006	2005

	(in millions)
Interest bearing deposits with banks	$764	$483
Trading assets (1)	2,961	1,452
Securities available for sale (2)	6,775	6,369
Securities held to maturity	273	446
Loans (3)	8,426	7,807
Other assets (4)	849	687

Total	$20,048	$17,244

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities (refer to Note 26).

(2)	Securities available for sale are primarily pledged against various short-term borrowings.

(3)

Loans are primarily private label credit card receivables pledged against long-term borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank (refer to Note 14).

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available for sale that can be sold or repledged was $2,289 million and $2,152 million at December 31, 2006 and 2005, respectively.

The fair value of collateral accepted by HUSI not reported on the consolidated balance sheet that can be sold or repledged was $8,161 million and $5,800 million at December 31, 2006 and 2005, respectively. This collateral was obtained under security resale agreements. Of this collateral, $781 million and $1,158 million has been sold or repledged as collateral under repurchase agreements or to cover short sales at December 31, 2006 and 2005, respectively.

Lease Obligations

HUSI and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Expected minimum lease payments under noncancellable operating leases as of December 31, 2006, net of sublease rentals, are summarized in the following table.

(in millions)
Expected minimum future payments:
2007	$81
2008	71
2009	64
2010	56
2011	48
Thereafter	189

$509

Litigation

HUSI is named in and is defending legal actions in various jurisdictions arising from its normal business. None of these proceedings is regarded as material litigation. In addition, there are certain proceedings related to the “Princeton Note Matter” that are described below.

In relation to the Princeton Note Matter, as disclosed in HUSI’s 2002 Annual Report on Form 10-K, two of the noteholders were not included in the settlement and their civil suits are continuing. The U.S. Government excluded one of them from the restitution order (Yakult Honsha Co., Ltd.) because a senior officer of the noteholder was being criminally prosecuted in Japan for his conduct relating to its Princeton Notes. The senior officer in question was convicted during September 2002 of various criminal charges related to the sale of the Princeton Notes. The U.S. Government excluded the other noteholder (Maruzen Company, Limited) because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with Republic New York Securities Corporation, as calculated by the U.S. Government. Both of these civil suits seek compensatory, punitive, and treble damages pursuant to RICO and assorted fraud and breach of duty claims arising from unpaid Princeton Notes with face amounts totaling approximately $125 million. No amount of compensatory damages is specified in either complaint. These two complaints name HUSI, HBUS, and Republic New York Securities Corporation as defendants. HUSI and HBUS have moved to dismiss both complaints. The motion is fully briefed and sub judice. Mutual production of documents took place in 2001, but additional discovery proceedings have been suspended pending the Court’s resolution of the motions to dismiss.

Note 26. Off-Balance Sheet Financial Guarantee Arrangements

The following table provides information related to off-balance sheet financial guarantee arrangements.

December 31	2006	2005

	(in millions)
Standby letters of credit, net of participations (1)	$7,259	$6,114
Loan sales with recourse (2)	8	9
Credit derivative contracts (3)	431,631	222,419
Securities lending indemnifications	—	4,135

Total	$438,898	$232,677

(1)	Includes $542 million and $523 million issued for the benefit of HSBC affiliates at December 31, 2006 and 2005, respectively.

(2)	$7 million of this amount is indemnified by HSBC affiliates at December 31, 2006 and 2005, respectively.

(3)	Includes $71,908 million and $51,202 million issued for the benefit of HSBC affiliates at December 31, 2006 and 2005, respectively.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $21 million and $19 million at December 31, 2006 and 2005, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $25 million and $20 million at December 31, 2006 and 2005, respectively.

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

Note 27. Variable Interest Entities (VIEs)

HUSI, in the ordinary course of business, makes use of VIE structures in a variety of business activities, primarily to facilitate client needs. VIE structures are utilized after careful consideration of the most appropriate structure needed to achieve HUSI’s control and risk management objectives and to help ensure an efficient and appropriate structure from a regulatory and taxation perspective.

          Consolidated VIEs

HUSI entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. These VIEs were structured as trusts or corporations that issue fixed or floating rate instruments backed by the assets of the issuing entities. HUSI sold trading assets to the VIEs and subsequently entered into total return swaps with the VIEs whereby HUSI receives the total return on the transferred assets and, in return, pays a market rate of return to its counterparties. HUSI has determined that it is the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, consolidated $2.6 billion in trading assets at December 31, 2006. These assets are pledged as collateral for obligations of the VIEs, which are included in long-term debt (refer to Note 15 on page 126 of this Form 10-K). The holders of the instruments issued by the VIEs have no recourse to the general credit of HUSI beyond the assets sold to the VIEs and pledged as collateral.

          Unconsolidated VIEs

HUSI also holds variable interests in various other VIEs which are not consolidated at December 31, 2006. HUSI is not the primary beneficiary of these VIE structures. Information for unconsolidated VIEs is presented in the following table and commentary.

	December 31, 2006		December 31, 2005

	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss

	(in millions)
Asset backed commercial paper conduits	$14,104	$8,048	$10,183	$7,423
Securitization vehicles	2,242	612	1,774	565
Investment funds	200	2	2,513	—
Capital funding vehicles	1,093	32	1,093	32
Low income housing tax credits	406	153	1,080	165

Total	$18,045	$8,847	$16,643	$8,185

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

HUSI and other banks provide one year liquidity facilities, in the form of either loan or asset purchase commitments, in support of each transaction in the financing entity. HUSI does not provide any program wide enhancements to the financing entities. In the preceding table, HUSI’s maximum exposure to loss is the total notional amount of the liquidity facilities.

In the normal course of business, HUSI provides liquidity facilities to asset backed commercial paper conduits sponsored by unrelated third parties. HUSI does not transfer its own receivables into the financing entity, has no ownership interest in, performs no administrative duties for, and does not service any assets of these conduits. The only interest HUSI has in these entities are liquidity facilities in the amount of approximately $1.5 billion and $1.4 billion at December 31, 2006 and 2005, respectively. These facilities are excluded from the table summarizing HUSI’s involvement in VIEs.

Credit risk is managed on these commitments by subjecting them to HUSI’s normal underwriting and risk management processes.

          Securitization Vehicles

An HSBC affiliate and third parties organize trusts that are special purpose entities (SPEs) that issue fixed or floating rate debt backed by the assets of the trusts. Neither the HSBC affiliate nor HUSI transfer their own assets into the trusts. HUSI’s relationship with the SPEs is primarily as counterparty to the SPEs’ derivative transactions (interest rate, credit default and currency swaps). HUSI’s maximum exposure to loss from the unconsolidated trust entities is comprised of investments in the trust and the market risk on the derivative transactions.

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

HUSI is a sub-investment advisor to mutual funds structured as trusts and managed by an HSBC affiliate. As sub-investment advisor, HUSI receives a variable fee based on the value of funds. HUSI has no ownership interest in or credit exposure resulting from its duties as investment advisor. During 2006, the assets of certain of these trusts were liquidated, resulting in significantly reduced assets to manage.

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

          Low Income Housing Tax Credits

HUSI participates as a limited partner in Low Income Housing Tax Credit Partnerships. These investments are recorded as other assets on the consolidated balance sheet using the equity method of accounting. HUSI also receives tax benefits over a period of time specified in the investment contracts. HUSI’s investment is reduced over time for its share of any operating losses incurred by the partnership as well as for any amortization over the time period in which tax credits are received. Tax credits may be subject to recapture if the underlying properties do not remain in compliance with certain conditions. Some of these partnerships have been determined to be VIEs. HUSI’s maximum exposure to loss shown in the table represents the net assets recorded on the balance sheet, estimated expected reduction of future tax liabilities, and potential recapture of tax credits allowed in prior years.

Note 28. Fair Value of Financial Instruments

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

Financial instruments with carrying value equal to fair value – The carrying value of certain financial assets and liabilities is considered to be equal to fair value as a result of their short-term nature and interest rates that approximate market rates. These items include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements, accrued interest receivable, customers’ acceptance liability and certain financial liabilities including acceptances outstanding, short-term borrowings and interest, taxes, and other liabilities.

Trading account assets and liabilities and derivative instruments included in other assets and other liabilities – Trading account assets and liabilities, including derivative trading accounts (see Note 5 of the consolidated financial statements), and derivative accounts included in other assets and other liabilities are recorded at fair value. Fair value is based on current market quotations, where available. If quoted market prices are not available, fair value is estimated based on the quoted price of similar instruments or internal valuation models that approximate market pricing.

Securities – The fair value of securities contracts is based on current market quotations, where available. If quoted market prices are not available, fair value is estimated based on the quoted price of similar instruments or internal valuation models that approximate market pricing. Available for sale securities are recorded at fair value on the consolidated balance sheet, while held to maturity securities are generally recorded at historical cost. The cost and fair values of securities are reported in Note 6 of the consolidated financial statements.

Loans – The fair value of the loan portfolio is determined primarily by calculating the present value of expected cash flows using discount rates that approximate current market rates for similar loans and adjusting for inherent credit risk. The loans are grouped, to the extent possible, into homogeneous pools, segregated by maturity, weighted average maturity and average coupon rate. Depending upon the type of loan involved, maturity assumptions are based on either the contractual or expected maturity date.

Deposits – The fair value of demand, savings and money market deposits approximate their carrying value. For deposits with fixed maturities, fair value is estimated using market interest rates currently offered on deposits with similar characteristics and maturities.

Long-term debt – The fair values of various debt instruments are estimated using market interest rates currently available for borrowings with similar characteristics and maturities.

The following table includes certain financial instruments where the carrying value does not equal or approximate fair value.

	2006		2005

December 31	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in millions)
Financial assets:
Securities held to maturity	$2,972	$3,040	$3,171	$3,262
Loans, net of allowance	89,340	88,314	89,496	88,467

Financial liabilities:
Deposits:
Without fixed maturities	88,474	88,474	77,924	77,924
Fixed maturities	16,076	16,060	13,891	13,889
Long-term debt	29,252	29,525	29,595	30,084

The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the previous table. These instruments generate fees, which approximate those currently charged to originate similar commitments.

Note 29. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow.

Balance Sheet December 31	2006	2005

	(in millions)
Assets:
Interest bearing deposits with banks	$65	$65
Trading assets	1,352	584
Securities purchased under resale agreements	71	6
Securities available for sale	238	157
Securities held to maturity (fair value $114 and $136)	108	128
Loans (net of allowance for credit losses of $2 and $1)	23	43
Receivables from subsidiaries	4,169	4,832
Receivables from other HSBC affiliates	82	88
Investment in subsidiaries at amount of their net assets:
Banking	12,258	11,888
Other	501	403
Goodwill	604	604
Other assets	196	158

Total assets	$19,667	$18,956

Liabilities:
Interest, taxes and other liabilities	$192	$66
Payables due to subsidiaries	464	81
Short-term borrowings	2,414	2,620
Long-term debt (1)	4,336	4,595

Total liabilities	7,406	7,362
Shareholders’ equity *	12,261	11,594

Total liabilities and shareholders’ equity	$19,667	$18,956

* See Consolidated Statement of Changes in Shareholders’ Equity, page 96.

(1)	Contractual scheduled maturities for the debt over the next five years are as follows: 2007, $148 million; 2008, $244 million; 2009, $555 million; 2010, $1 million; and 2011, $1,613 million.

Statement of Income Year Ended December 31	2006	2005	2004

	(in millions)
Income:
Dividends from banking subsidiaries	$855	$675	$125
Dividends from other subsidiaries	2	2	2
Interest from subsidiaries	240	168	105
Interest from other HSBC affiliates	5	16	5
Other interest income	26	14	14
Securities transactions	(1)	13	4
Other income	189	35	91

Total income	1,316	923	346

Expenses:
Interest (including $86 paid to subsidiaries in 2004)	437	350	240
Provision for credit losses	—	—	3
Other expenses	17	17	20

Total expenses	454	367	263

Income before taxes and equity in undistributed income of subsidiaries	862	556	83
Income tax expense (benefit)	10	(40)	(21)

Income before equity in undistributed income of subsidiaries	852	596	104
Equity in undistributed income of subsidiaries	184	380	1,154

Net income	$1,036	$976	$1,258

Statement of Cash Flows Year Ended December 31	2006	2005	2004

	(in millions)
Cash flows from operating activities:
Net income	$1,036	$976	$1,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and deferred taxes	2	(3)	13
Provision for credit losses	—	—	3
Net change in other accrued accounts	74	(77)	137
Net change in fair value of non-trading derivatives	39	5	(27)
Undistributed income of subsidiaries	(184)	(380)	(1,154)
Other, net	(465)	(291)	(53)

Net cash provided by operating activities	502	230	177

Cash flows from investing activities:
Net change in interest bearing deposits with banks	451	(1,930)	(738)
Purchases of securities	(85)	(174)	(11)
Sales and maturities of securities	19	58	41
Net originations and maturities of loans	342	414	(435)
Net change in investments in and advances to subsidiaries	(477)	(490)	(1,510)
Other, net	(83)	181	(65)

Net cash provided by (used in) investing activities	167	(1,941)	(2,718)

Cash flows from financing activities:
Net change in short-term borrowings	(206)	140	733
Issuance of long-term debt, net of issuance costs	—	1,497	—
Repayment of long-term debt	(300)	(3)	(424)
Dividends paid	(543)	(720)	(148)
Reductions of capital surplus	(9)	(22)	(20)
Preferred stock issuance, net of redemptions	374	816	—
Capital contribution from HNAI	15	3	2,400

Net cash (used in) provided by financing activities	(669)	1,711	2,541

Net change in cash and due from banks	—	—	—
Cash and due from banks at beginning of year	—	—	—

Cash and due from banks at end of year	$—	$—	$—

Cash paid for:
Interest	$428	$349	$237

HBUS is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to HUSI. See Note 18 on page 133 for further discussion.

Quarterly Results of Operations (Unaudited)

The following table presents a quarterly summary of selected financial information.

Quarter Ended	December 31	September 30	June 30	March 31

	(in millions)
2006
Net interest income	$794	$777	$775	$735

Trading revenues	155	52	269	279
Residential mortgage banking revenue	40	6	27	23
Securities gains, net	13	6	6	4
Other income	410	550	371	352

Total other revenues	618	614	673	658

Operating expenses	876	819	775	785
Provision for credit losses	237	207	222	157

Income before income tax expense	299	365	451	451
Income tax expense	101	121	165	143

Net income	$198	$244	$286	$308

2005
Net interest income	$742	$761	$785	$775

Trading revenues	127	137	35	96
Residential mortgage banking revenue (expense)	23	31	(13)	23
Securities gains, net	2	17	64	23
Other income	362	320	327	337

Total other revenues	514	505	413	479

Operating expenses	746	673	684	655
Provision for credit losses	198	199	170	107

Income before income tax expense	312	394	344	492
Income tax expense	116	142	131	177

Net income	$196	$252	$213	$315

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between HUSI and its independent accountants during 2006.

Item 9A. Controls and Procedures

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

There have been no significant changes in HUSI’s internal controls or in other factors that could significantly affect internal and disclosure controls subsequent to the date that the evaluation was carried out.

HUSI continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). Section 404 requires management to report on, and external auditors to attest to, the effectiveness of HUSI’s internal controls structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, HUSI’s first report under Section 404 will be contained in its Form 10-K for the period ended December 31, 2007.

Item 9B. Other Information

None.

P A R T III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain biographical information relating to the members of HUSI’s Board of Directors as of February 21, 2007. Each director is elected annually. There are no family relationships among the directors.

Salvatore H. Alfiero, age 69, joined the HUSI Board in 2000, the HBUS Board in 1996 and the HNAH Board in 2005. Mr. Alfiero has been the Chairman and Chief Executive Officer of Protective Industries, LLC since 2001. He is also a director of Phoenix Companies, Inc., Southwire Company and Fresh Del Monte Produce Company.

Mr. Alfiero is Chair of the Audit Committee and a member of the Nominating & Governance Committee.

Donald K. Boswell, age 55, joined the HUSI and HBUS Boards in 2002. Mr. Boswell has been the President and Chief Executive Officer of Western New York Public Broadcasting Association since 1998, and has been in public broadcasting since 1977.

Mr. Boswell is a member of the Fiduciary Committee and the Human Resources & Compensation Committee.

James H. Cleave, age 64, joined the HUSI and HBUS Boards in 1991. Mr. Cleave was the President and Chief Executive Officer of HUSI and HBUS from 1993 through 1997. Prior to that, he was President and Chief Executive Officer of HSBC Bank Canada and is currently a director and Vice Chairman of HSBC Bank Canada.

Mr. Cleave is a member of the Audit Committee and the Executive Committee.

Dr. Frances D. Fergusson, age 62, joined the HBUS Board in 1990 and the HUSI Board in 2000. She is President Emeritus of Vassar College and served as President from 1986 to 2006. Prior to that, Dr. Fergusson was Provost and Vice President for Academic Affairs, Bucknell University. Dr. Fergusson is also a director of Wyeth Pharmaceuticals and Mattel, Inc., and a member of the Board of Overseers of Harvard University.

Dr. Fergusson is the Chair of the Human Resources & Compensation Committee and a member of the Nominating & Governance Committee and the Executive Committee.

Michael F. Geoghegan, age 53, joined the HUSI and HBUS Boards as Chairman in September 2006. He joined HSBC in 1973 and has been an executive director of HSBC since 2004 and the HSBC Group Chief Executive since May 2006. Mr. Geoghegan served as Chief Executive of HSBC Bank plc from January 2004 to March 2006. He is a director and Deputy Chairman of HSBC Bank plc and a director of The Hongkong and Shanghai Banking Corporation Limited and HSBC France. Mr. Geoghegan is also a non-executive director and Chairman of Young Enterprise UK.

Stuart T. Gulliver, age 47, joined the HUSI and HBUS Boards in September 2006. He has been the Chief Executive, CIBM and Group Investment businesses for HSBC since May 2006. Mr. Gulliver was appointed as a Group Managing Director and to the Group Management Board in 2004. He served as a Group General Manager from 2000 to 2004. Mr. Gulliver joined HSBC in 1980 and has held a number of key roles in various treasury and capital markets businesses, most recently as Co-Head of Corporate, Investment Banking and Markets from 2003 to 2006 and Head of Global Markets from 2002 to 2003. He is also a director of HSBC Bank plc and The Hongkong and Shanghai Banking Corporation Limited.

Richard A. Jalkut, age 62, joined the HUSI Board in 2000 and the HBUS Board in 1992. Mr. Jalkut is the President and Chief Executive Officer of Telepacific Communications. He was a director of Birch Telecom, Inc. until June 2006. Formerly, he was the President and Chief Executive of Pathnet and, prior to that, President and Group Executive, NYNEX Telecommunications. Mr. Jalkut is also a director of IKON Office Solutions and Covad Communications.

Mr. Jalkut has been Lead Director of HUSI and HBUS since January 2005. He is the chair of the Executive Committee, the Chair of the Nominating & Governance Committee and a member of the Audit Committee.

Peter Kimmelman, age 62, joined the HUSI and HBUS Boards in 2000. Mr. Kimmelman is a private investor and managing member of Peter Kimmelman Asset Management, LLC, an investment advisory firm registered with the Securities and Exchange Commission. He was formerly a director of Republic New York Corporation and Republic National Bank of New York from 1976 until 1999.

Mr. Kimmelman is a member of the Audit Committee.

Paul J. Lawrence, age 45, joined the HUSI and HBUS Boards and was appointed President and Chief Executive Officer of HUSI and HBUS as of February 21, 2007. Mr. Lawrence joined HSBC in 1982 and has held numerous positions in Asia and the United Kingdom. He was appointed Head of CIBM, North America for HUSI and HBUS as of October 1, 2006. Mr. Lawrence held the position of Chief Executive Officer, The Hongkong and Shanghai Banking Corporation Limited, Singapore from 2002 through September 2006 and, prior to that, served as Chief Executive Officer of The Hongkong and Shanghai Banking Corporation Limited, Philippines. Mr. Lawrence has been an HSBC Group General Manager since 2005.

Mr. Lawrence is a member of the Executive Committee.

Charles G. Meyer, Jr., age 69, joined the HUSI and HBUS Boards in 2000. Mr. Meyer is an architect and former President of Cord Meyer Development Company. Mr. Meyer was formerly a director of Republic National Bank of New York from 1987 until 1999.

Mr. Meyer is the Chair of the Fiduciary Committee and a member of the Nominating & Governance Committee.

James L. Morice, age 69, joined the HUSI and HBUS Boards in 2000. Mr. Morice has been the President and Chief Executive Officer of Morice Consulting, LLC, successor to the JLM Group, LLC, a management consulting firm, since 2006. He was previously Executive Vice President and Director of NationsBuilders Insurance Services, Inc. Mr. Morice was a director of Republic New York Corporation and Republic National Bank of New York from 1987 until 1999 and a member of the Human Resources Committee of the University of New Haven from 2003 through 2005.

Mr. Morice is a member of the Fiduciary Committee and the Human Resources & Compensation Committee.

Executive Officers

Information regarding the executive officers of HUSI as of February 21, 2007 is presented in the following table.

Name	Age	Year Appointed	Present Position with HUSI
Paul J. Lawrence	45	2006	President and Chief Executive Officer
Kevin Newman	49	2007	Group General Manager, Personal Financial Services
Janet L. Burak	51	2004	Senior Executive Vice President, General Counsel and Secretary
Robert M. Butcher	63	1988	Senior Executive Vice President & Chief Risk Officer
Christopher Davies	45	2007	Senior Executive Vice President, Commercial Banking
David Dew	51	2006	Senior Executive Vice President & Chief Administrative Officer
Mark A. Hershey	54	2007	Senior Executive Vice President, Co-Head Chief Credit Officer
David C. Kotheimer	49	2007	Senior Executive Vice President, Business Performance
John J. McKenna	47	2005	Senior Executive Vice President & Chief Financial Officer
George T. Wendler	62	2000	Senior Executive Vice President, Co-Head Chief Credit Officer
Jeanne G. Ebersole	45	2004	Executive Vice President, Human Resources
Teresa A. Pesce	47	2005	Executive Vice President & Anti-Money Laundering (AML) Director
Carolyn M. Wind	53	2005	Executive Vice President, Compliance
Marlon Young	51	2006	Managing Director, Chief Executive Officer Private Bank Americas
Clive R. Bucknall	43	2006	Executive Vice President & Controller

Kevin Newman, Group General Manager, Personal Financial Services since October 2006. Mr. Newman served as Senior Executive Vice President, Personal Financial Services from September 2005 to October 2006 and as Executive Vice President, Personal Financial Services from December 2003 to September 2005. Prior to that, he served as Head of HSBC.com.

Janet L. Burak, Senior Executive Vice President, General Counsel and Secretary for HUSI and HBUS since April 2004. Ms. Burak served as an attorney with HSBC Finance Corporation for twelve years, most recently as Group General Counsel. Prior to joining HSBC Finance Corporation, she was an associate with Shearman & Sterling and an attorney with Citigroup.

Robert M. Butcher, Senior Executive Vice President & Chief Risk Officer for HUSI and HBUS since May 2003. Mr. Butcher was Chief Financial Officer of HUSI and HBUS from 1990 to 2003. Prior to joining HBUS’s predecessor, Marine Midland Bank, in 1988, Mr. Butcher was with Citicorp for 15 years where he held various senior officer positions in the corporate finance department.

Christopher Davies, Senior Executive Vice President, Commercial Banking since February 2007. Prior to this appointment, Mr. Davies was Head of Corporate and Institutional Banking with HSBC Securities (USA) Inc. from 2004 to February 2007. From 2003 to 2004, he was Head of Client Service and Marketing, Global CIB with HSBC Bank plc, and from 2000 to 2003 he was Credit & Banking Services Director with First Direct, Leeds. Mr. Davies has held various senior officer positions in credit, treasury and retail and commercial banking since joining Midland Bank plc, now known as HSBC Bank plc, in 1985.

David Dew, Senior Executive Vice President & Chief Administrative Officer since February 2007. He served as Senior Executive Vice President, Audit for HUSI and HSBC North America Inc. (HNAI) from January 2006 to February 2007. Prior to this appointment, Mr. Dew served as Chief Auditor, Group Audit, HSBC Finance Corporation from November 2004 to December 2005. He was Executive Director & Chief Operating Officer, The Saudi British Bank, Riyadh, Saudi Arabia from March 2001 to November 2004; Deputy Chief Executive Officer, The Hongkong and Shanghai Banking Corporation Limited, Singapore from September 1997 to March 2001; and Chief Executive Officer, HSBC Bank plc, Milan, Italy from November 1994 to September 1997. Mr. Dew has been an HSBC employee since 1977.

Mark A. Hershey, Senior Executive Vice President, Co-Head Chief Credit Officer since February 2007. Prior to this appointment Mr. Hershey was Senior Executive Vice President, Commercial Banking since 2005 and Executive Vice President, Commercial Banking from 2000 to 2005. Mr. Hershey was a senior officer of Republic National Bank of New York when it was acquired by HSBC in December 1999.

David C. Kotheimer, Senior Executive Vice President, Business Performance since December 2006. Mr. Kotheimer served as Senior Executive Vice President, Tri-State, of HBUS from May 2006 to December 2006 and as an Executive Vice President, Metro New York, of HBUS from November 2000 to May 2006. Since joining HSBC in 1987, Mr. Kotheimer has held a variety of senior officer positions in commercial banking, human resources and personal financial services.

John J. McKenna, Senior Executive Vice President and Chief Financial Officer of HUSI since October 2005. Prior to this appointment, Mr. McKenna served as Chief Financial Officer, HSBC Mexico, S.A. from November 2002 through September 2005. From July 2000 to October 2002, he held the position of Senior Vice President and Director of Financial Management for HUSI. Since joining HSBC in 1986, Mr. McKenna has held a variety of financial management positions focusing on strategic planning, business controllership and management information.

George T. Wendler, Senior Executive Vice President, Co-Head Chief Credit Officer of HUSI since February 2007. Prior to this appointment, Mr. Wendler was Chief Credit Officer of HUSI from January 2000 to February 2007, and he was Chief Credit Officer and a member of the Senior Management Committee of Republic New York Corporation when it was acquired by HSBC in December 1999. Mr. Wendler was also a director and Vice Chairman of Republic New York Corporation from 1997 to 1999.

Jeanne G. Ebersole, Executive Vice President, Human Resources since May 2004. Prior to this appointment, Ms. Ebersole had overall human resources responsibility for HSBC Finance Corporation’s retail services, insurance services and refund lending businesses since August 2002. She held a variety of human resources positions after joining HSBC Finance Corporation in 1980.

Teresa A. Pesce, Executive Vice President and Anti-Money Laundering (AML) Director since September 2003. In 2004 she was appointed the AML Director for all HSBC businesses in North America. Ms. Pesce joined HUSI from the United States Attorney’s Office, Southern District of New York where she was Senior Trial Counsel, White Plains Division and previously Chief of the Major Crimes Unit and Deputy Chief of the Criminal Division. From 1992 to 1999 she served as a Line Assistant in the Major Crimes, Narcotics, and General Crimes Units.

Carolyn M. Wind, Executive Vice President, Compliance, was the Chief Compliance Officer for Republic New York Corporation when it was acquired by HSBC in December 1999. Prior to joining Republic New York Corporation, she was a senior national bank examiner with the Office of the Comptroller of the Currency (OCC).

Marlon Young, Managing Director, CEO Private Bank Americas since October 2006. Mr. Young joined HSBC as Managing Director and Head of Domestic Private Banking for HBUS in March 2006. He served as Managing Director and Head of Private Client Lending for Smith Barney from 2004 through 2006. Prior to that, Mr. Young held various positions with Citigroup from 1979, most recently as Managing Director and Head of Citigroup Private Bank (Northeast Region) from 2000 through 2004.

Clive R. Bucknall, Executive Vice President & Controller and Chief Accounting Officer since March 7, 2006. Prior to this appointment Mr. Bucknall served as Senior Financial Officer, HSBC Singapore from March 2002 through December 2005. He was Senior Financial Officer, HSBC Thailand from September 1998 to March 2002 and Senior Area Accounting Manager, HSBC Hong Kong from September 1994 to September 1998. In 1991, Mr. Bucknall joined Midland Bank in London, which was acquired by HSBC in 1992, as Financial Accounting Manager.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the issues of HUSI preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the directors and executive officers, all Section 16(a) filing requirements were complied with for the 2006 fiscal year.

Board of Directors – Committees and Charters

The Board of Directors of HSBC USA Inc. has five standing committees: the Audit Committee, the Executive Committee, the Fiduciary Committee, the Human Resources & Compensation Committee and the Nominating & Governance Committee. The charter of each of these committees, as well as the HSBC USA Inc. Corporate Governance Standards, are available upon written request to HSBC USA Inc., 452 Fifth Avenue, New York, New York 10018, Attention: Corporate Secretary.

Audit Committee

The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to HUSI’s system of internal controls over financial reporting and its accounting, auditing and financial reporting practices. The Audit Committee is currently comprised of the following independent directors (as defined by HSBC USA Inc.’s Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange): Salvatore H. Alfiero (Chair), James H. Cleave, Richard A. Jalkut and Peter Kimmelman. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Messrs. Alfiero and Cleave qualify as audit committee financial experts.

Executive Committee

The Executive Committee may exercise the powers and authority of the Board of Directors in the management of HUSI’s business and affairs during the intervals between meetings of the Board of Directors. The executive committee is currently comprised of the following directors: Richard A. Jalkut (Chair and Lead Director), James H. Cleave, Dr. Frances D. Fergusson and Paul J. Lawrence.

Fiduciary Committee

The primary purpose of the Fiduciary Committee is to supervise the fiduciary activities of HBUS to ensure the proper exercise of its fiduciary powers in accordance with 12 U.S.C. §92a – Trust Powers of National Banks and related regulations promulgated by the Office of the Comptroller of the Currency. The Fiduciary Committee is currently comprised of the following directors: Charles G. Meyer, Jr. (Chair), Donald K. Boswell and James L. Morice. All members of the Fiduciary Committee are independent directors under HSBC USA Inc.’s Corporate Governance Standards.

Human Resources & Compensation Committee

The primary purpose of the Human Resources & Compensation Committee is to assist the Board of Directors in discharging its responsibilities related to the compensation of the Chief Executive Officer, other officers of HUSI holding a title of executive vice president and above and such other officers as may be designated by the Board of Directors. The Human Resources & Compensation Committee is currently comprised of the following directors: Dr. Frances D. Fergusson (Chair), Donald K. Boswell and James L. Morice. All members of the Human Resources & Compensation Committee are independent directors under HSBC USA Inc.’s Corporate Governance Standards.

The Charter of the Human Resources & Compensation Committee lists the primary responsibilities, powers and authorities of the committee. The listed items include (i) review and approval of corporate goals and performance objectives relevant to the compensation of the Chief Executive Officer and certain other executive officers, evaluate the performance of the Chief Executive Officer and other executive officers in light of those goals and objectives, and review its findings with the Board of Directors in executive session, (ii) submit recommendations concerning base salary, performance-based cash and long-term equity-based incentive awards for the Chief Executive Officer and other executive officers to the Remuneration Committee of HSBC (“REMCO”) for approval, (iii) recommend to REMCO equity incentives under HSBC plans to all employees, except those awards that the Chief Executive Officer may determine based upon a delegation of authority by REMCO, (iv) review and approve benefits and perquisites of the Chief Executive Officer and other executive officers to the extent such benefits are not available to all employees, (v) review and recommend to REMCO any employment and severance arrangements for the Chief Executive Officer and other executive officers, as well as any severance payouts to such officers, (vi) review and consider “best practices” of peer companies with respect to compensation philosophies, policies and practices, (vii) review management’s Compensation Discussion and Analysis (“CD&A”) to be included in HUSI’s Annual Report on Form 10-K, discuss the CD&A’s content with management, and prepare the Compensation Committee Report concerning the CD&A and recommend to the Board of Directors that the CD&A be included in the Annual Report on Form 10-K, and (viii) engage in an annual self assessment with the goal for continuing improvement, and to review and assess the adequacy of this charter at least annually and recommend any proposed changes to the Board of Directors for approval.

The Human Resources & Compensation Committee may at its discretion retain and discharge consultants to assist the committee in evaluating Chief Executive Officer or other executive officer compensation and to determine the appropriate terms of engagement and the fees to be paid to such consultants. The Chief Executive Officer is given full authority, which may be delegated, to establish the compensation and salary ranges for all other employees of HUSI and its subsidiaries whose salaries are not subject to review by the Human Resources & Compensation Committee and approval by REMCO. For more information about HUSI’s compensation policies and programs, please see Item 11. Executive Compensation - Compensation Discussion and Analysis.

Nominating & Governance Committee

The primary purpose of the Nominating & Governance Committee is to assist the Board of Directors of HUSI in discharging its responsibilities related to identifying and nominating members of the Board of Directors to the Board, recommending to the Board the composition of each committee of the Board and the Chair of each committee, establishing and reviewing HUSI’s corporate governance and making recommendations to the Board regarding compensation for service of the non-executive Board members. The Nominating & Governance Committee ensures that HUSI maintains “best practices” with respect to corporate governance in order to ensure effective representation of its stakeholders.

The Nominating & Governance Committee is currently comprised of the following directors: Richard A. Jalkut (Chair), Salvatore H. Alfiero, Dr. Frances D. Fergusson and Charles G. Meyer, Jr. All members of the Nominating & Governance Committee are independent directors under HSBC USA Inc.’s Corporate Governance Standards.

Code of Ethics

HUSI has adopted a code of ethics that is applicable to its chief executive officer, chief financial officer, chief accounting officer and controller, which is incorporated by reference to Exhibit 14 of this Form 10-K. HUSI also has a general code of ethics applicable to all employees that is referred to as its Statement of Business Principles and Code of Ethics. Both documents are available upon written request made to HSBC USA Inc., 452 Fifth Avenue, New York, New York 10018, Attention: Corporate Secretary.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis (the “2006 CD&A”) summarizes the principles, objectives and factors considered by HUSI in evaluating and determining the compensation of executive officers in 2006. Specific compensation information relating to Sandra L. Derickson, President and Chief Executive Officer – Designate (and President and Chief Executive Officer from January 1 until February 20, 2007); Martin J.G. Glynn, President and Chief Executive Officer; John J. McKenna, Senior Executive Vice President and Chief Financial Officer; Joseph A. Belfatto, Senior Executive Vice President & Head of Global Markets Americas; Marlon Young, Managing Director, CEO, Private Bank Americas; and Janet L. Burak, Senior Executive Vice President, General Counsel and Secretary, is contained in this portion of the Form 10-K. The 2006 CD&A also includes compensation information relating to Brendan McDonagh, Chief Operating Officer; and Joseph M. Petri, Senior Executive Vice President, Treasurer and Co-Head, CIBM Americas, both of whom served as an executive officer of HUSI during part of 2006, but ceased providing services to HUSI prior to December 31, 2006.

Oversight of Compensation Decisions

HUSI is a wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The Board of Directors of HSBC has the authority to delegate any of its powers, authorities and judgments to any committee consisting of one or more directors, and has established a Remuneration Committee (“REMCO”) for the purpose of setting the remuneration policy for HSBC and its subsidiaries and the compensation of senior executives. REMCO’s responsibilities include reviewing and approving performance-based remuneration by reference to corporate goals and objectives established by the Board of Directors of HSBC from time to time and approving overall market positioning of the compensation package, individual base salaries and increases and annual and long-term incentive/bonus arrangements for certain executives. In November 2006, REMCO delegated its authority for approval of salaries and annual cash incentive awards relating to certain classes of executives to Michael F. Geoghegan, the HSBC Group Chief Executive (the “HSBC CEO”). However, REMCO retained exclusive authority over compensation of the more senior executives within HSBC and its subsidiaries. As a result, REMCO had authority over the compensation of Ms. Derickson and Messrs. Glynn, McDonagh and Petri in 2006. Pursuant to a further delegation of authority from the HSBC CEO, Siddharth N. Mehta, Chief Executive Officer of HNAH until February 15, 2007, had approval authority over certain executives within HUSI, including Mr. McKenna and Ms. Burak; Stuart T. Gulliver, HSBC Managing Director and Head of CIBM, has approval authority over certain executives within the CIBM businesses; and Chris M. Meares, Chief Executive Officer, Group Private Banking, has approval authority over certain executives within the Private Banking businesses. REMCO has exclusive authority with respect to all long-term incentive plan awards involving interests in HSBC ordinary shares.

The members of REMCO in 2006 were Sir Mark Moody-Stuart (Chairman), W.K.L. Fung, S. Hintze, Sir John Kemp-Welch (until retirement on May 26, 2006) and J.D. Coombe (effective as of June 1, 2006), all of whom were or are non-executive directors of HSBC. REMCO has retained the services of Towers Perrin, a human resource consulting firm, to provide independent advice on executive compensation issues. REMCO is provided with comparator information from Towers Perrin, which obtains compensation data for executive positions with companies of similar size and complexity that are subsidiaries of peer financial services companies. In addition, market data has been obtained from American Express Company, Bank of America Corporation, Bank One Corporation, BB&T Corporation, Capital One Corporation, Citigroup, Inc., Countrywide Financial Corporation, FifthThird Bancorp, KeyCorp, LaSalle Bank Corporation, Merrill Lynch & Co., Inc., National City Corporation, The PNC Financial Services Group Inc., Royal Bank of Canada, State Street Corporation, Sun Trust Banks, Inc., Wachovia Corporation, Washington Mutual Inc. and Wells Fargo & Company. Comparator and market data is used by REMCO to evaluate the competitiveness of proposed executive compensation.

The Human Resources and Compensation Committee of the Board of Directors of HUSI (the “Compensation Committee”) seeks to ensure that HUSI’s compensation policies and practices support the objectives of HUSI’s compensation program, which is based upon the compensation objectives established by REMCO. The Compensation Committee makes advisory recommendations to REMCO for all compensation to be paid to the HUSI Chief Executive Officer, the HSBC CEO or the Chief Executive Officer of HNAH, as appropriate, for all executives holding a title of executive vice president or above, other than executive officers in the CIBM and Private Banking businesses. Mr. Gulliver makes advisory recommendations to REMCO for all compensation to be paid to General Managers and certain other senior executives within CIBM. Mr. Meares makes advisory recommendations to REMCO for all compensation to be paid to Group General Managers and certain other senior executives within Private Banking.

HUSI Human Resources executives work with HNAH Human Resources executives to prepare a comprehensive annual compensation package for the Chief Executive Officer. This package is reviewed by the Chief Executive Officer of HNAH, who approves or requests revisions to the compensation package before it is submitted to the Compensation Committee for review.

HUSI Human Resources executives consult with the Chief Executive Officer of HUSI in preparing annual compensation packages for executives holding a title of executive vice president and above (other than the Chief Executive Officer). These compensation packages are also reviewed by the Chief Executive Officer of HNAH. Any revisions to a compensation package recommended by the Chief Executive Officer of HNAH are reviewed and considered by the Chief Executive Officer of HUSI prior to the package being submitted to the Compensation Committee for review.

The Compensation Committee reviews the compensation packages submitted to it, and approves or requests revisions to one or more of the components of annual compensation. The compensation packages, as approved or modified by the Compensation Committee, are forwarded to HSBC Human Resources management for submission to REMCO and the HSBC CEO, as appropriate, or to the Chief Executive Officer of HNAH in late December or early January, and include advisory recommendations for salaries for the ensuing calendar year, preliminary performance-based cash awards and equity-based long-term incentive awards. As the performance-based cash awards are dependent upon satisfaction of objectives that cannot be evaluated until the end of the performance measurement year, the final determination of this component of compensation is not made until the Compensation Committee receives reports from management concerning satisfaction of corporate, business unit and individual objectives in January. REMCO or the HSBC CEO, as appropriate, will approve or revise the advisory recommendations provided by the Compensation Committee.

Within the CIBM and Private Banking businesses, senior executives prepare annual compensation package recommendations for executive officers within their business units. Accordingly, the discretion and judgment of senior management play a much more significant role in establishing appropriate compensation packages to be included in advisory recommendations to REMCO or the Head of CIBM or Chief Executive Officer, Group Private Banking, as appropriate. As is the case for HUSI generally, performance-based cash awards are dependent upon performance of the individual, the local business unit and the business globally and, accordingly, cannot be determined until the end of the performance measurement year.

Within CIBM, compensation recommendations for the Global Markets business are prepared by Mike J. Powell, Group Head of Global Markets, recommendations for the Global Banking business are prepared by Paul Hand, Co-Head of Global Banking, and recommendations for the Group Investment Businesses are prepared by Alain Dromer, Global Chief Executive Officer, Group Investment Businesses. These recommendations are submitted to and reviewed by the Head of CIBM. Any revisions to a compensation package recommended by the Head of CIBM are included in the package before it is submitted to REMCO for review. REMCO will approve or revise to the advisory recommendations provided by the Head of CIBM.

For Private Banking, compensation recommendations are prepared by Chris M. Meares, Chief Executive Officer, Group Private Banking, and submitted to and reviewed by the Director of Human Resources, CIBM/INV/GPB/Amanah and the HSBC CEO. Any revisions to a compensation package recommended by the Director of Human Resources or the HSBC CEO are included in the package before it is submitted to REMCO for review. REMCO will approve or revise the advisory recommendations provided by the Chief Executive Officer, Group Private Banking.

Objectives of HUSI’s Compensation Program

HUSI’s compensation program is designed to support the successful recruitment, development and retention of high performing executive talent and to incent those executives to achieve HUSI’s short-term business objectives and to optimize its long-term financial returns. We design our compensation program to be competitive with a comparator group of benchmark financial institutions. HUSI’s comparator group is comprised of U.S.-based organizations that compete with us for business, customers and executive talent. HUSI’s comparator group includes Bank of America Corporation, The Bank of New York Company, Inc., JP Morgan Chase & Co., SunTrust Banks, Inc., Wachovia Corporation and Wells Fargo & Company (collectively, the “Comparator Group”). While these organizations are publicly-held companies, HUSI’s operations are of comparable scale and complexity. Accordingly, HUSI’s compensation program is designed to provide the flexibility to offer compensation that is competitive with the Comparator Group so that we may attract and retain the highest performing executives.

The philosophy underlying HUSI’s executive compensation program, which is designed to promote the compensation objectives of our parent, HSBC, is discussed below. Across businesses, individual compensation recommendations reflect HSBC’s strong stance with respect to diversity and equal opportunity for all employees within the context of meritocracy and performance.

Link to Company Performance

We seek to offer competitive base salaries with a significant portion of variable compensation components determined by measuring performance of the executive, his or her respective business unit, HUSI and HSBC. The performance-based cash compensation plans, which are more fully described under Elements of Compensation – Annual Performance-Based Awards, emphasize revenue and expense growth, net income, receivable growth, profits and other key performance measures. Other considerations taken into account in setting compensation policies and making compensation decisions include demonstrated leadership, future potential, adherence to HSBC’s ethical standards and the ability to leverage capabilities across businesses. Corporate, business unit and/or individual goals are established at the beginning of each year.

Compensation plans motivate our executives to improve the overall performance and profitability of HSBC as well as the specific region, unit or function to which they are assigned. Each executive’s individual performance and contribution is considered in making salary adjustments and determining the amount of annual performance bonus paid and the value of HSBC equity-based awards granted each year.

HUSI has historically used grants of stock options and restricted shares to reward and provide longer term incentives for our executives. In 2005, however, HSBC adopted a new philosophy to provide only restricted shares, called “Achievement Shares,” which vest on a specified date if the executive remains employed through that date, and “Performance Shares,” which require continued employment and satisfaction of corporate performance conditions designed to reinforce a long-term focus on HSBC’s Managing for Growth strategy and delivering value to its shareholders. Performance Shares are granted to the most senior executives whose business units have the ability to have a direct impact on HSBC’s consolidated results. Achievement Shares awards are granted to other high performing executives. Within CIBM and Private Banking, restricted shares are also used as a bonus deferral mechanism for executives within those businesses who receive large bonus awards, as described below.

Competitive Compensation Levels and Marketplace Research

HUSI endeavors to maintain compensation programs that are competitive with our Comparator Group. We operate in a highly competitive business environment, in which our Comparator Group and other financial services companies continuously look to gain market share and competitive advantage by hiring top executive talent. On an annual basis, and as needed when recruiting, we compare the compensation for our executive officers to that of executives with similar responsibilities for companies of similar industry, size and complexity. In 2006, the Compensation Committee considered comparative data from general industry surveys of non-financial services companies and of financial services companies, which included members of our Comparator Group, to help establish compensation levels for our executives. The Compensation Committee also reviews the Towers Perrin data provided to REMCO.

We research the types of compensation programs provided by other companies, compensation levels for executives, details of certain compensation programs, historical marketplace compensation trends, marketplace practices regarding compensation mix, stock vesting terms, equity ownership levels, the amount of compensation that is derived from equity incentives and the benefits provided to executives. We also research different aspects of performance, including the relationship between performance and compensation, a comparison of HUSI’s historical performance to our Comparator Group and types of performance measures that are used by other companies for their annual and long-term incentive programs. Research data is gathered from several different sources, including general surveys of the marketplace.

HUSI’s compensation program generally provides executives with the opportunity to earn a base salary that is near the 50th percentile average of our Comparator Group. We believe this represents a competitive base salary for meeting general business objectives. However, total compensation, which includes incentive awards, is targeted to be in the 75th percentile if HUSI, HSBC and the executive meet established performance goals. This provides greater incentive to achieve higher performance standards and the specific goals established by the Compensation Committee each year. The level of compensation paid to an executive from year to year will differ based on performance. This year-to-year difference stems mainly from HUSI’s and/or an individual business unit’s performance results and, for individuals eligible for performance-based equity awards, awards may vary based upon HSBC’s performance results. Compensation levels will also increase or decrease based on the executive’s individual performance and level of responsibility.

CIBM and Private Banking

The philosophies underlying the compensation programs employed in the CIBM and Private Banking businesses are consistent with the philosophy described above for HUSI generally, but there are some specific variations in the compensation methodologies that are employed

The overall approach for these businesses involves a carefully managed approach to tracking of compensation expense throughout the year in relation to business performance and planned overall expenditure on staff costs. This is combined with a year-end pay review process that takes careful account of market pay methods, levels and trends, as well as the actual levels of business and individual performance that are achieved. The year-end pay review process is itself subject to review and approval by HSBC senior management and by REMCO.

The approach to regular bonus accrual is agreed with REMCO and updated at intervals to reflect changes in the competitive market. This agreement covers factors such as the proportion of pre-tax profit that may be allocated to the bonus pool for each business, taking into account aspects such as the maturity and complexity of each business and also considering any appropriate geographical variations. Annual operating plans for each business cover monthly accrual of the planned bonus amounts. Development of these accruals against the agreed parameters is reviewed at intervals during each year with the Group Finance Director.

At year end, the compensation levels within each business reflect individual contribution, business unit performance and the competitive pay market. In addition, compensation within CIBM and Private Banking also reflects the overall (i.e., global) results of the respective business. Base salary and incentive compensation (bonus) are sized within the context of a total compensation package that is intended to be appropriately market competitive, but these businesses apply a much less formulaic approach to the use of comparative market data than is typical in some other parts of HUSI and HSBC. Compensation proposals are based upon careful benchmarking of individual executives in the correct competitive context, making use of independently compiled studies of market pay levels, methods and trends. These studies are conducted by external advisors with in-depth knowledge of the business areas concerned and they allow careful verification against market of the compensation levels and methodologies for executives in these businesses. With this information to hand, senior management carefully considers and interprets the performance of each business, and of CIBM or Private Banking globally, relative to the performance of key competitors. Individual performance is assessed relative to performance in a market context to ensure that each executive is correctly positioned against market. Both CIBM and Private Banking target appropriate groups of competitors for each business so that the total compensation for each executive can be correctly positioned within the overall market range, ensuring a high degree of differentiation towards the very best performers. Senior management also uses market data in a similar way when designing appropriate recruitment and retention initiatives.

The compensation programs within CIBM and Private Banking are designed to support the successful recruitment, development and retention of high performing executive talent and to incent those executives to maximize the performance of their respective businesses. Within the context of the total compensation package, performance-related adjustments emphasize variable pay (i.e., discretionary bonus awards) over fixed pay (i.e., base salary). As described above, bonus awards are differentiated significantly towards the very best performers and careful attention is also paid to those executives whose retention is regarded as critical to the business. For those executives receiving large bonus awards, a significant portion of the award is paid in the form of restricted shares that vest over three years provided the individual remains employed with HSBC, thus encouraging retention of the best performers. The proportion of bonus that is deferred varies to some extent between specific businesses but the typical approach is to apply a ‘tax table’ so that increasing proportions of a bonus will be deferred above clearly defined hurdles. The maximum proportion of bonus to be deferred within CIBM and Private Banking is normally 50 percent. The proportion of bonus to be deferred and the related vesting periods are positioned against competitive market practice using information provided by the external advisors referenced above.

Elements of Compensation

HUSI strives for a compensation mix that reflects our pay for performance philosophy and results-oriented culture. We attract and retain executives that are highly motivated to achieve results, and our compensation program supports that environment.

HUSI’s philosophy is to place a significant amount of compensation at risk to ensure that company performance objectives are met. In line with this pay for performance philosophy, on average, approximately 20 percent of executive compensation is base salary and 80 percent of compensation for top executives relates to short-term and long-term incentives where the amount paid is based upon defined performance goals. Of the 80 percent incentive compensation, on average, approximately 45 percent of such compensation relates to long-term incentives, while approximately 35 percent relates to short-term incentives. The allocation between short-term and long-term incentives is based on HUSI’s need to recognize past performance (short-term incentives) in conjunction with the need to motivate and retain our talent (long-term incentives). We believe these allocations are competitive within the market and reinforce HUSI’s pay-for-performance philosophy, which requires that a greater part of compensation is at risk and aligns executives’ interests with those of HSBC’s shareholders.

The primary elements of executive compensation are base salary, annual non-equity performance-based awards, and long-term equity-based incentives. In limited circumstances, discretionary bonuses may also be awarded. In addition, executives are eligible to receive company funded retirement benefits that are offered to all employees. Perquisites are not a significant component of compensation. In establishing executive compensation packages, the Compensation Committee provides advisory recommendations and, ultimately, REMCO and/or the HSBC CEO establishes remuneration under each element based on what they believe is an appropriate balance between performance-based compensation and other forms of compensation, the level of responsibility and individual contribution of the executive and competitive practice in the marketplace for executives from companies of similar industry, size, and complexity as HUSI.

Within the CIBM and Private Banking businesses, the allocation of compensation between base salary and incentive compensation, as well as between long-term and short-term incentives, is recommended by senior management and reviewed and approved by REMCO and/or the HSBC CEO. As further described below, short-term incentive awards include cash awards under each business’s discretionary bonus program. Long-term incentives include the deferral of a portion of discretionary bonus awards through HSBC equity-based awards. In establishing executive compensation packages, remuneration under each element is based on what is believed to be an appropriate balance between performance-based compensation and other forms of compensation, the level of responsibility and individual contribution of the executive, business unit performance and overall CIBM or Private Banking results.

Base Salary

Base salary is reviewed annually and increases, if any, are based on corporate and individual performance. When establishing base salaries for executives, consideration is given to compensation paid for similar positions at companies included in compensation surveys of HUSI’s Comparator Group, targeting the 50th percentile, which the Compensation Committee believes, when combined with significant performance-based compensation opportunities, enables HUSI to attract and retain high performing executives. In addition, other factors such as individual and corporate performance, potential for future advancement, specific job responsibilities, length of time in current position, individual pay history, and comparison to comparable internal positions (internal equity) influences the final base salary recommendations for individual executives.

Within the CIBM and Private Banking businesses, annual salary increases must be accommodated within the annual operating plan for the business globally. Accordingly, salary increases proposed by senior management are prioritized towards high performing employees and those who have demonstrated rapid development. Proposals for salary increases are justified against performance and with reference to local market rates, where available. While individual performance is assessed relative to performance in a market context to ensure that the executive is correctly positioned within the market range, the CIBM and Private Banking business generally do not apply formulaic rates in determining compensation, but rely more on the discretion and judgment of senior management in the context of performance relative to key competitors of that business.

Annual Performance-Based Awards

Annual non-equity performance-based awards are paid in cash upon satisfaction of individual, business unit, corporate financial and operational goals. Superior performance is encouraged by placing a significant part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, annual performance awards may be less than the maximum permitted.

Performance goals are set based on prior year’s performance, expectations for the upcoming year, HUSI’s annual business plan, the HSBC Managing for Growth business strategy, and objectives related to building value for HSBC shareholders. The general concept is if both HUSI and the executive perform well for the year, the performance award earned should be at a high level. If either HUSI or the executive does not perform well, the award earned should be at a low level. The Management Incentive Program described below implements this approach by defining “target” and “maximum” percentages for annual non-equity performance-based awards. Target award percentages range form 20 percent to 100 percent of base salary and maximum award percentages range from 40 percent to 300 percent. The award percentage range assigned to an executive officer will be determined on the basis of his or her position and level of responsibility within HUSI. The actual amount of the award within the applicable range will be determined on the basis of the performance goals established for HUSI and the individual each year.

In support of our pay-for-performance philosophy, HUSI maintains the Management Incentive Program, which is an annual cash incentive plan that uses quantitative and qualitative goals to motivate HUSI employees who have a significant role in the corporation and do not participate in another incentive compensation plan. The quantitative objectives may include meeting designated financial performance targets for the company and/or the executive’s respective business unit. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. Award opportunity and payouts are determined as a percentage of base salary and are based on comparison to other internal comparable positions (internal equity) and external market practices. Cash incentive awards under the Management Incentive Program are paid in February of the year following the measurement year.

Ms. Derickson, Messrs. Glynn, McKenna and McDonagh and Ms. Burak participated in the Management Incentive Program in 2006. A discussion of the quantitative and qualitative objectives for each of these executives and the performance against those goals can be found below under the heading Compensation of Officers Reported in the Summary Compensation Table.

Within the CIBM and Private Banking businesses, all regular employees are eligible for consideration for a discretionary bonus award. Final bonus recommendations are determined after full year results are available and are evaluated within the context of the performance of each business unit, including, where relevant, economic profit at the regional and global levels and compensation proposals for all business units within CIBM or Private Banking, as applicable. In conjunction with an assessment of the executive’s individual performance, senior management may consult market surveys to assist in identifying both market pay levels and factors influencing pay (i.e., product, market, length of service, etc.). However, as is the case with other components of compensation, we rely more on the discretion and judgment of senior management in the context of performance relative to our key competitors than a mechanical application of market rates.

Long-term Incentives

Long-term incentive compensation is awarded through grants of HSBC equity instruments. The purpose of equity-based incentives is to help HUSI attract and retain outstanding employees and to promote the growth and success of our business over a period of time by aligning the financial interests of these employees with those of HSBC’s shareholders. Historically, equity incentives were awarded through stock options and restricted share grants.

Prior to 2005, options on HSBC ordinary shares were granted to certain executives and restricted shares to others. Awarded options have an exercise price equal to the greater of the average market value of HSBC ordinary shares on the five business days prior to the grant of the option and the market value of HSBC ordinary shares on the grant date. The options typically vest in three, four or five equal installments, subject to continued employment, and expire ten years from the grant date. However, certain options awarded to key executives had a “total shareholder return” performance vesting condition and only vest if and when the condition is satisfied. No stock options were granted to executive officers in 2005 or 2006 in conjunction with HSBC’s philosophical shift on the form of equity based compensation.

Awards of restricted shares is another form of long-term incentive compensation utilized to compensate and incent our employees. When restricted shares are granted to an executive officer, the underlying shares are held in a trust for the benefit of the employee and are released only after the defined vesting conditions are met at the end of the holding period. While in such trust, dividend equivalents are paid on all underlying shares of restricted stock at the same rate paid to ordinary shareholders. The dividend equivalents are paid in the form of additional shares for awards made after 2004 and in cash paid to the executive for all prior awards.

There are three types of restricted shares used by HSBC: those with a time vesting condition awarded to recognize significant contribution to HUSI (“Achievement Shares”), those with time and performance-based vesting conditions (“Performance Shares”) and those with a time vesting condition for retention purposes (“Retention Awards”). Achievement Shares are awarded to key executives as part of the annual pay review process in recognition of past performance and to further motivate and retain executives. The amount granted is based on general guidelines established by REMCO, which include a percentage of base pay, position within HUSI and potential for growth. Performance Shares are awarded to key executives whose performance can have a direct impact on HSBC’s consolidated results and, in 2006, within HUSI, only Mr. Glynn and Mr. McDonagh received such awards. Retention Awards have typically not been granted on an annual basis but rather have been granted on an as needed basis. No Retention Awards were granted to executive officers in 2006.

As described above, Performance Shares are awarded to an executive and vesting of those shares is based on achievement of defined levels of future performance of HSBC. Performance Shares are divided into two equal parts subject to distinct performance conditions measured over a three year period. A total shareholder return award, which accounts for 50 percent of each Performance Share award, will vest in whole or in part (based on a sliding scale of 0 percent to 100 percent) depending upon how the growth in HSBC’s share value, plus declared dividends, compares to the average shareholder return of a defined competitor group which for 2006 grants was comprised of 28 major banking institutions including: ABN AMRO Holding N.V., Banco Bilbao Vizcaya Argentaria, S.A., Banco Santander Central Hispano S.A., Bank of America Corporation, The Bank of New York Company, Inc., Barclays PLC, BNP Paribas S.A., Citigroup, Inc., Credit Agricole SA, Credit Suisse Group, Deutsche Bank AG, HBOS plc, JP Morgan Chase, Lloyds TSB Group plc, Mitsubishi Tokyo Financial Group Inc., Mizuho Financial Group Inc., Morgan Stanley, National Australia Bank Limited, Royal Bank of Canada, The Royal Bank of Scotland Group plc, Société Générale, Standard Chartered PLC, UBS AG, Unicredito Italiano, US Bancorp, Wachovia Corporation, Wells Fargo & Company and Westpac Banking Corporation.

The earnings per share award accounts for 50 percent of each Performance Share award and is measured using a defined formula based on HSBC’s earnings per share growth over the three-year period as compared to the base-year earnings per share, which is earnings per share for the year prior to the year the Performance Shares are granted. None of the earnings per share Performance Shares will vest unless a minimum earnings per share is reached at the end of three years.

REMCO maintains discretion to determine that a Performance Share award will not vest unless REMCO is satisfied that HSBC’s financial performance has shown sustained improvement since the date of the award. REMCO may also waive, amend or relax performance conditions if it believes the performance conditions have become unfair or impractical and believes it appropriate to do so. Due to the probability of one or both of the performance conditions not being met in part or in full, grants of Performance Shares are for a greater number of shares than Achievement Share grants. The expected value of Performance Shares is equal to 44 percent of the face value. Additional information concerning the conditions to vesting of Performance Share awards is contained in Footnote 2 to the Grants of Plan Based Awards table on page 184.

Within the CIBM and Private Banking businesses, a portion of each discretionary bonus award is paid in restricted shares. The minimum deferral threshold, or the portion of each bonus award paid in restricted shares, and vesting schedules may vary by business unit within the parameters set by CIBM and Private Banking, as applicable, for their businesses.

Repricing of Stock Options and Timing of Option Grants

For HSBC discretionary option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.

HSBC also offers all employees a plan in which options to acquire HSBC ordinary shares are awarded when an employee commits to contribute up to 250 GBP (or the equivalent) each month for one, three or five years. At the end of the term, the accumulated amount, plus interest, may be used to purchase shares under the option, if the employee chooses to do so. The exercise price for such options is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term).

HUSI does not, and our parent, HSBC, does not, reprice stock option grants. In addition, neither HUSI nor HSBC has ever engaged in the practice known as “back-dating” of stock option grants, nor have we attempted to time the granting of historical stock options in order to gain a lower exercise price.

Dilution from Equity-Based Compensation

While dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits were established by vote of HSBC’s shareholders in 2005.

Perquisites

HUSI’s philosophy is to provide perquisites that are intended to help executives be more productive and efficient or to protect HUSI and its executives from certain business risks and potential threats. Our review of competitive market data indicates that the perquisites provided to executives are reasonable and within market practice. See the “Summary Compensation Table” below for further information on perquisites awarded to HUSI executives.

Retirement Benefits

HNAH offers a pension retirement plan in which HUSI executives may participate that provides a benefit equal to that provided to all employees of HUSI. However, both qualified and non-qualified defined benefit plans are maintained so that this level of pension benefit can be continued without regard to certain Internal Revenue Service limits. Executives and other highly compensated employees can elect to participate in a nonqualified deferred compensation plan, where such employees can elect to defer the receipt of earned compensation to a future date. We also maintain a qualified 401(k) plan with company matching contributions. Ms. Derickson and Ms Burak, as former executives of HSBC Finance Corporation, also participate in a nonqualified deferred compensation plan that provides executives and other highly compensated employees with a company matching contribution based on the level of the deferral of the employee’s earned compensation to the qualified 401(k) plan to the extent that such company contributions cannot be allocated to the 401(k) plan because of certain Internal Revenue Service limits. HUSI does not pay any above-market or preferential interest in connection with deferred amounts.

Employment Contracts and Severance Protection

Ms. Derickson entered into an employment agreement with HSBC Finance Corporation, an affiliate of HUSI, on November 14, 2002, which was amended and restated on May 17, 2005. As of December 31, 2006, Ms. Derickson’s employment remained subject to the terms of that agreement, the main purpose of which was to protect HSBC Finance Corporation and its affiliates (including HUSI) from certain business risks (threats from competitors, loss of confidentiality or trade secrets, solicitation of customers and employees) and to define HSBC Finance Corporation’s right to terminate the employment relationship. The employment agreement also protected Ms. Derickson from certain risks, such as a change in control, death or disability. The terms of Ms. Derickson’s employment agreement are summarized in the description of her compensation under the heading Compensation of Officers Reported in the Summary Compensation Table.

In connection with his employment March 2006, HBUS extended an offer letter to Mr. Young dated February 17, 2006. The primary purpose of the offer letter was to define Mr. Young’s terms of employment, compensation and the rights of the parties in the event of Mr. Young’s resignation or termination. The terms of Mr. Young’s offer letter are summarized in the description of his compensation under the heading Compensation of Officers Reported in the Summary Compensation Table.

In connection with his retirement on December 31, 2006, Mr. Glynn entered into an agreement with HNAH dated June 30, 2006. The primary purpose of the agreement was to define the rights of the parties prior to and upon Mr. Glynn’s retirement. The terms of Mr. Glynn’s agreement are summarized in the description of his compensation under the heading Compensation of Officers Reported in the Summary Compensation Table.

Prior to his retirement on August 5, 2006, Mr. Petri entered into a separation agreement with HBUS dated August 1, 2006. The primary purpose of the agreement was to define the rights of the parties prior to and upon Mr. Petri’s retirement. The terms of Mr. Petri’s agreement are summarized in the descriptions of his compensation under the heading Compensation of Officers Reported in the Summary Compensation Table.

Accounting Considerations

We adopted the fair value method of accounting under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123(R)) effective January 1, 2006. SFAS 123(R) applies to all equity instruments granted to employees beginning January 1, 2006 and does not apply to awards granted in prior periods before the effective date, except to the extent that prior periods’ awards are modified, repurchased or cancelled after the required effective date. Prior to 2006, we adopted the fair value method of accounting prospectively in 2002 for all new equity instruments granted to employees as provided under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FASB Statement No. 123).” The Board of Directors believes that this treatment reflects greater accuracy and transparency of the cost of these incentives and promotes better corporate governance.

Tax Considerations

Limitations on the deductibility of compensation paid to executive officers under Section 162(m) of the Internal Revenue Code is not applicable to HUSI, as it is not a public corporation as defined by Section 162(m). As such, all compensation to our executive officers is deductible for federal income tax purposes, unless there are excess golden parachute payments under Section 4999 of the Internal Revenue Code following a change in control.

Compensation of Officers Reported in the Summary Compensation Table

Below is a summary of the factors that affected the compensation earned in 2006 by the executive officers listed in the Summary Compensation Table. In recommending compensation for each of our executives, management and the Compensation Committee evaluated competitive levels of compensation for executives managing operations or functions of similar size and complexity and the importance of retaining executives with the strategic, leadership and financial skills to ensure HUSI’s continued growth and success and their potential for assumption of additional responsibilities.

Chief Executive Officer Compensation – Ms. Derickson

Sandra L. Derickson was appointed President and Chief Executive Officer – Designate of HUSI as of September 1, 2006 and succeeded Mr. Glynn as President and Chief Executive Officer as of January 1, 2007. She resigned as President and Chief Executive Officer on February 20, 2007. Until that time, Ms. Derickson participated in the same programs and generally received compensation based on the same factors as HUSI’s other executive officers. However, Ms. Derickson’s overall compensation level reflected her greater degree of policy and decision-making authority, her higher level of responsibility with respect to the strategic direction of HUSI, and her ultimate responsibility for HUSI’s financial and operational results.

In connection with her appointment as of September 1, 2006, the Compensation Committee set Ms. Derickson’s base salary at an annualized level of $700,000 for 2006. In establishing Ms. Derickson’s initial base salary, the Compensation Committee sought to align Ms. Derickson’s compensation level with that of her predecessor, Mr. Glynn, which placed Ms. Derickson’s compensation level at the 50th percentile among similarly-placed executives within the Comparator Group. As Ms. Derickson’s initial base salary with HUSI did not represent an increase over her base salary for HSBC Finance Corporation, no further approvals were sought or obtained.

Because she served as President & Chief Executive Officer – Designate for only a portion of the year, Ms. Derickson did not receive an equity-based award with respect to her service to HUSI in 2006. In January 2006, REMCO met and considered the proposed equity-based awards for all HSBC executives and awarded Ms. Derickson Performance Shares with a grant date value of $2,500,003 with respect to Ms. Derickson’s services as an executive officer of HSBC Finance Corporation. In making the award, REMCO considered internal equity of compensation paid to management peers within HSBC and its subsidiaries and external benchmarking, as described above.

Under the Management Incentive Program, Ms. Derickson’s 2006 target annual incentive bonus opportunity was 100 percent of her base salary at December 31, 2006 and her maximum opportunity was 300 percent. In addition, pursuant to her employment agreement, described below, Ms. Derickson was entitled to a bonus guaranteed to be not less than $1,275,000. However, due to the disappointing results in the HSBC Finance Corporation Mortgage Services business, Ms. Derickson voluntarily waived her right to a guaranteed bonus under her employment agreement.

Other compensation paid to Ms. Derickson in 2006, including perquisites, such as life insurance premiums and social club membership fees, was consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

Ms. Derickson had an employment agreement with HSBC Finance Corporation, which was to expire on March 28, 2008. Pursuant to her agreement, Ms. Derickson served as President and Chief Executive Officer of HUSI. The terms of that agreement are summarized below. As stated above, Ms. Derickson resigned as of February 20, 2007. The terms of the severance arrangements agreed with Ms. Derickson will be described in HUSI’s Annual Report on Form 10-K for the year ending December 31, 2007.

During the term of the employment agreement, Ms. Derickson was entitled to receive an annual base salary (which as of January 1, 2006 was increased to $700,000), and an annual bonus of at least $1,275,000 (75 percent of the annual average of her bonus earned in 2003, 2004 and 2005). During the term of the agreement, Ms. Derickson was eligible to participate in any equity-based incentive compensation plan or program of HSBC as in effect from time to time for similarly situated senior executives of HSBC Finance Corporation, as approved by REMCO. In addition, during the term of the agreement, Ms. Derickson was eligible to participate in the various retirement, medical, disability and life insurance plans, programs and arrangements in accordance with the terms of HSBC Finance Corporation’s benefit plans.

Under the terms of the employment agreement, if Ms. Derickson’s employment was terminated during the term of the agreement other than for “cause” or disability, or she resigned for “good reason,” subject to her execution of a general release in favor of HSBC Finance Corporation and its affiliates, Ms. Derickson was to continue to receive her base salary and annual bonus described above as if she had remained employed until March 28, 2008. In addition, to the extent permitted under the terms of the applicable plans, Ms. Derickson’s welfare benefits, umbrella liability insurance and automobile and financial counseling allowances would continue until March 28, 2008, unless she became eligible to participate in similar plans of another employer prior to that date.

In 2003 and 2005, Ms. Derickson was awarded Retention Awards of HSBC restricted shares with values of $3.75 and $6 million, respectively, in each case based on the closing price of HSBC ordinary shares as of the date of the grant. The 2003 award was to vest in five equal installments on March 28 of each year through 2008. The 2005 award was to vest in five equal installments on March 26 of each year through 2010. Each award was to vest in full upon termination of Ms. Derickson’s employment other than for cause or, with respect to the 2003 award, by Ms. Derickson due to a material breach by HUSI of Ms. Derickson’s employment agreement, or with respect to the 2005 award, by Ms. Derickson for good reason.

Chief Executive Officer Compensation – Mr. Glynn

Martin J.G. Glynn retired as President and Chief Executive Officer as of December 31, 2006. Prior to his retirement, Mr. Glynn participated in the same programs and generally received compensation based on the same factors as the other executive officers. However, Mr. Glynn’s overall compensation level reflected his greater degree of policy and decision-making authority, his higher level of responsibility with respect to the strategic direction of HUSI, and his ultimate responsibility for HUSI’s financial and operational results. For 2006, Mr. Glynn’s compensation was comprised of base salary, non-equity incentive compensation (bonus), an additional cash payment in lieu of stock awards, an additional cash payment triggered by his retirement and perquisites.

In 2006, Mr. Glynn’s base salary remained at $700,000, the same as for 2005. For 2006, the Compensation Committee reviewed competitive compensation levels and found Mr. Glynn’s then current cash compensation level was in line with the 50th percentile among similarly-placed executives in our Comparator Group. In keeping with the goal of maintaining executive base salaries in the 50th percentile, it did not make an advisory recommendation to increase his salary.

In January 2006, REMCO approved the Compensation Committee’s advisory recommendation that Mr. Glynn receive a Performance Share award with a grant date value of $1,400,000. The award is subject to three-year performance vesting conditions. The vesting criteria of the Performance Shares are set out in Footnote 2 to the Grants of Plan-Based Awards Table on page 184. The grant reflected the view of the Compensation Committee and REMCO of the value of Mr. Glynn’s contribution to and leadership of HUSI and HSBC’s desire to incent outstanding performance.

Mr. Glynn’s cash incentive under the Management Incentive Program is determined based upon satisfaction of quantitative and qualitative objectives that provide for a target cash award equal to 100 percent of his base salary, up to a maximum of 300 percent of base salary. Mr. Glynn’s cash incentive compensation required satisfaction of objectives that included business goals related to HUSI’s profit before tax and initiates promoting diversity in employment, managing reputational risk and improving HUSI’s compliance environment. Management assessed Mr. Glynn’s and HUSI’s performance against the objectives and found that there was complete or substantial satisfaction of each objective. Mr. Glynn was awarded cash incentive compensation of $1,600,000, or approximately 230 percent of his base salary, which was paid to him in February 2007. This amount was consistent with the guaranteed cash incentive award provided for in Mr. Glynn’s agreement, as described below.

Other compensation paid to Mr. Glynn including perquisites, such as rent allowance, car allowance and related tax gross-ups, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

In connection with his retirement, Mr. Glynn entered into an agreement with HNAH on June 30, 2006. Pursuant to the terms of this agreement, Mr. Glynn received his regular base salary and benefits through his retirement on December 31, 2006. Mr. Glynn also received a full incentive bonus of $1,600,000 for 2006, which was paid in February 2007. He is also entitled to an additional cash payment of $616,000 in lieu of any equity-based award for 2006 and continued vesting of his outstanding equity-based awards as reflected in the Outstanding Equity Awards at Fiscal Year-End Table. Finally, Mr. Glynn received a lump sum payment of $6,600,000 for general employment benefits that would otherwise have accrued had he retired two years after December 31, 2006.

Chief Financial Officer Compensation

The Senior Executive Vice President & Chief Financial Officer of HUSI, John J. McKenna, participates in general benefits available to executives of HUSI and the Management Incentive Program. His cash compensation for 2006 was determined by Mr. Mehta, the HNAH Chief Executive Officer, upon recommendation of the Compensation Committee in consultation with HUSI Human Resources executives and the Chief Financial Officer of HNAH. As with all HUSI executives, REMCO has authority over Mr. McKenna’s Achievement Share awards. For 2006, Mr. McKenna’s compensation was comprised of base salary, non-equity incentive compensation (bonus), stock awards and perquisites.

Mr. McKenna’s base salary increased by $25,050 in February 2006, bringing his base salary to $325,050. In recommending Mr. McKenna’s base salary, the Compensation Committee and HUSI senior executives reviewed competitive compensation levels and found Mr. McKenna’s current compensation level was only slightly below the 50th percentile among similarly-placed executives at HUSI’s Comparator Group. The recommendation also reflected the company’s view of Mr. McKenna’s performance in 2005. The HNAH Chief Executive Officer agreed with the recommendation and approved the increase in Mr. McKenna’s base salary.

In March 2006, Mr. McKenna was granted Achievement Shares with a grant date value of $400,000, which vest in three years and have no performance conditions. This reflected management’s recognition of the value of Mr. McKenna’s contribution to and leadership of HUSI and HSBC’s desire to retain Mr. McKenna and to incent outstanding performance.

Mr. McKenna’s cash incentive under the Management Incentive Program is determined based upon satisfaction of quantitative and qualitative objectives that provide for a target cash award equal to 75 percent of his base salary, up to a maximum of 150 percent of base salary. Mr. McKenna’s cash incentive compensation required satisfaction of the quantitative and qualitative objectives described above for Mr. Glynn. Management assessed Mr. McKenna’s and HUSI’s performance against the objectives and found that there was complete or substantial satisfaction of each objective. Mr. McKenna was awarded cash incentive compensation of $381,934, or approximately 119 percent of his base salary, which was paid to him in February 2007.

Other compensation paid to Mr. McKenna, including perquisites such as life insurance premiums, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

Joseph A. Belfatto Compensation

The Senior Executive Vice President and Head of Global Markets Americas, Joseph A. Belfatto, participates in general benefits available to executives of HUSI and the CIBM business. For 2006, Mr. Belfatto’s compensation was comprised primarily of base salary, non-equity incentive compensation (discretionary bonus award) and stock awards.

Mr. Belfatto’s total compensation increased by $20,000 in 2006, bringing his total compensation to $3,750,000. In recommending Mr. Belfatto’s compensation package to the Group Head of CIBM, CIBM senior management considered the performance of the CIBM business locally and globally and its judgment of competitive compensation levels within the relevant markets. The recommendation also reflected CIBM senior management’s view of Mr. Belfatto’s contribution to the business’s performance in 2005 and the desire to retain Mr. Belfatto within the CIBM business. The Head of CIBM agreed with senior management’s recommendation and approved the increase in Mr. Belfatto’s total compensation package.

As described above, the allocation of compensation between base salary and incentive compensation within CIBM, as well as between long-term and short-term incentives, is recommended by senior management in its discretion and reviewed and approved by REMCO and/or the HSBC CEO. For 2006, Mr. Belfatto’s compensation package consisted of $250,000, or approximately seven percent of his total compensation, in base salary and $3,500,000, or approximately 93 percent, as a discretionary bonus award. Of the discretionary bonus award, Mr. Belfatto received $1,960,000 in cash and the balance will be deferred through a grant of restricted shares in March 2007 with a grant date value of $1,540,000. One-third of the shares vest on each of the first three anniversaries of the grant and have no performance conditions.

Other compensation paid to Mr. Belfatto, including perquisites, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

Marlon Young Compensation

The Managing Director, Chief Executive Officer, Private Bank Americas, Marlon Young, participates in general benefits available to executives of HUSI and the Private Banking business. For 2006, Mr. Young’s compensation was comprised primarily of base salary, non-equity incentive compensation (discretionary bonus award) and stock awards.

Mr. Young was appointed Managing Director, Chief Executive Officer, Private Bank Americas, in March 2006. His total compensation for 2006 was $1,875,000, which included a $75,000 increase to his base salary in September 2006. In recommending Mr. Young’s compensation package, Group Private Banking senior management considered the performance of the Private Banking business locally and globally and the competitive compensation levels within the relevant markets. The recommendation also reflected management’s view of Mr. Young’s potential contribution to the business’s performance and HSBC’s desire to retain Mr. Young within Private Banking. The Chief Executive Officer, Group Private Banking agreed with senior management’s assessment and approved Mr. Young’s compensation package.

As described above, the allocation of compensation between base salary and incentive compensation within Private Banking, as well as between long-term and short-term incentives, is recommended by senior management in its discretion and reviewed and approved by REMCO. For 2006, Mr. Young’s compensation package consisted of $375,000, or 20 percent of his total compensation, in base salary and $1,500,000, or 80 percent, as a discretionary bonus award. Of the discretionary bonus award, Mr. Young received $750,000 in cash and the balance will be deferred through a grant of restricted shares in March 2007 with a grant date value of $750,000. One-third of the shares vest on each of the first three anniversaries of the grant and have no performance conditions. These amounts were consistent with the guaranteed cash incentive award provided for in Mr. Young’s offer letter, as described below.

Other compensation paid to Mr. Young, including perquisites, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

In connection with his employment by HUSI in March 2006, HBUS extended an offer letter to Mr. Young defining the terms of his employment. Pursuant to the offer letter, Mr. Young is entitled to an annual salary of $300,000 and a guaranteed bonus of $1,000,000 for each of the 2006 and 2007 performance years, 50 percent of which is to be deferred through a grant of restricted shares. The offer letter also provided for additional annual bonuses to be awarded in the sole discretion of the company, subject to deferral pursuant to the Private Banking discretionary bonus program. The offer letter also defined the rights of the parties upon Mr. Young’s resignation or termination, which are described under below under Potential Payments upon Termination or Change-in-Control.

Janet L. Burak Compensation

The Senior Executive Vice President, General Counsel and Secretary of HUSI, Janet L. Burak, participates in general benefits available to executives of HUSI and the Management Incentive Program. Her cash compensation for 2006 was determined by Mr. Mehta, the HNAH Chief Executive Officer, upon recommendation of the Compensation Committee in consultation with HUSI Human Resources executives. As with all HUSI executives, REMCO has authority over Ms. Burak’s Achievement Share awards. For 2006, Ms. Burak’s compensation was comprised of base salary, non-equity incentive compensation (bonus), stock awards and perquisites.

Ms. Burak’s base salary increased by $32,708 in February 2006, bringing her base salary to $400,208. In recommending Ms. Burak’s base salary, the Compensation Committee and HUSI senior executives reviewed competitive compensation levels and found Ms. Burak’s current compensation level was in line with the 50th percentile among similarly-placed executives at HUSI’s Comparator Group. The recommendation also reflected the company’s view of Ms. Burak’s performance in 2005. The HNAH Chief Executive Officer agreed with the recommendation and approved the increase in Ms. Burak’s base salary.

In March 2006, Ms. Burak was granted Achievement Shares with a grant date value of $500,000, which vest in three years and have no performance conditions. This reflected management’s recognition of the value of Ms. Burak’s expected long-term contribution to and leadership of HUSI and HNAH, and HSBC’s desire to retain Ms. Burak and to incent outstanding performance.

Ms. Burak’s cash incentive under the Management Incentive Program is determined based upon satisfaction of quantitative and qualitative objectives that provide for a target cash award equal to 100 percent of her base salary, up to a maximum of 200 percent of base salary. Ms. Burak’s cash incentive compensation required satisfaction of the quantitative and qualitative objectives described above for Mr. Glynn. Management assessed Ms. Burak’s and HUSI’s performance against the objectives and found that there was complete or substantial satisfaction of each objective. Ms. Burak was awarded cash incentive compensation of $735,383, or approximately 186 percent of her base salary, which was paid to her in February 2007.

Other compensation paid to Ms. Burak including perquisites, such as life insurance premiums, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

Brendan McDonagh Compensation

Mr. McDonagh served as Chief Operating Officer of HUSI until December 1, 2006. For that portion of 2006, Mr. McDonagh participated in general benefits available to executives of HUSI and the Management Incentive Program and certain additional benefits available to HSBC’s international staff executives. As an HSBC Group General Manager, Mr. McDonagh’s cash compensation for 2006 was determined by REMCO upon advisory recommendation of the Compensation Committee in consultation with HSBC Human Resources executives. As with all HUSI executives, REMCO has authority over Mr. McDonagh’s equity-based awards. For 2006, Mr. McDonagh’s compensation was comprised of base salary, non-equity incentive compensation (bonus), stock awards and perquisites.

Mr. McDonagh’s base salary for 2006 was $676,553. In recommending Mr. McDonagh’s base salary to the Compensation Committee, HUSI and HNAH senior executives reviewed competitive compensation levels and found Mr. McDonagh’s current compensation level was below the 50th percentile among similarly-placed executives at HUSI’s Comparator Group. The recommendation also reflected the company’s view of Mr. McDonagh’s performance in 2005. The Compensation Committee agreed with management’s recommendation and made an advisory recommendation to REMCO. REMCO concurred with the Compensation Committee’s assessment and, as a result, Mr. McDonagh’s base salary was increased.

In January 2006, REMCO approved the Compensation Committee’s advisory recommendation that Mr. McDonagh receive a Performance Share award with a grant date value of $635,000. The award is subject to three-year performance vesting conditions. The vesting criteria of the Performance Shares are set out in Footnote 2 to the Grants of Plan-Based Awards Table on page 184. The grant reflects REMCO’s view of the value of Mr. McDonagh’s long-term contribution to and leadership of HSBC, including HUSI and HNAH, and HSBC’s desire to retain Mr. McDonagh and to incent exceptional performance.

Under the Management Incentive Program, Mr. McDonagh’s 2006 target annual incentive bonus opportunity was 100 percent of his base salary at December 31, 2006 and his maximum opportunity was 200 percent. Mr. McDonagh’s cash incentive compensation was determined upon satisfaction of the quantitative and qualitative objectives described above for Mr. Glynn. Management assessed Mr. McDonagh’s and HUSI’s performance against the objectives and recommended a cash incentive compensation award equal to $720,000, or approximately 106 percent of his base salary, which was paid in February 2007. The Compensation Committee agreed with management’s assessment and made an advisory recommendation to REMCO that Mr. McDonagh receive this amount. REMCO concurred with the assessment and advisory recommendation of the Compensation Committee and approved the cash incentive compensation.

Mr. McDonagh received other compensation in 2006, including perquisites relating to housing, education, travel and tax equalization, that was significant when compared to other compensation received by other executive officers within HUSI. These amounts are consistent, however, with perquisites paid to similarly-placed HSBC international staff executives, who are subject to appointment to HSBC locations globally as deemed appropriate by HSBC senior management. The additional perquisites and benefits available to HSBC international staff executives, as described below in the Summary Compensation Table, are intended to compensate executives for the significant cost and expense incurred in connection with global postings.

Joseph M. Petri Compensation

Mr. Petri served as Senior Executive Vice President, Treasurer and Co-Head, CIBM Americas until August 5, 2006. For that portion of 2006, Mr. Petri participated in general benefits available to executives of HUSI and the CIBM business. For 2006, Mr. Petri’s compensation was comprised primarily of base salary, non-equity incentive compensation (discretionary bonus award) and a cash payment triggered by his retirement.

In 2006, Mr. Petri’s total compensation remained at $7,825,000, the same as for 2005. In recommending Mr. Petri’s compensation package to the Group Head of CIBM, CIBM senior management considered the performance of the CIBM business locally and globally and its judgment of competitive compensation levels within the relevant markets. The recommendation also reflected CIBM senior management’s view of Mr. Petri’s contribution to the business’s performance in 2005 and the desire to retain Mr. Petri within the CIBM business. The Head of CIBM agreed with senior management’s recommendation and made an advisory recommendation to REMCO to approve his compensation. REMCO concurred with the assessment and recommendation of CIBM management and approved Mr. Petri’s total compensation package.

Mr. Petri entered into a separation agreement with HBUS on August 1, 2006. Pursuant to the terms of his separation agreement, Mr. Petri received his regular base salary and benefits through his retirement on August 4, 2006. Mr. Petri received a lump sum payment of $146,339 as payment of the base salary that would have accrued for continued employment through December 31, 2006. He also received a lump sum payment of $3,960,000 in February 2007 in payment of the portion Mr. Petri’s minimum guaranteed bonus for 2006 not subject to deferral, and is entitled to receive the balance of his guaranteed bonus amount for 2006 through a grant of restricted shares with a grant date value of $3,540,000. In connection with Mr. Petri’s retirement, REMCO also approved the continued vesting of all outstanding restricted shares that have not yet vested, subject to any existing performance conditions.

Other compensation paid to Mr. Petri, including perquisites, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

Compensation Committee Interlocks and Insider Participation

The primary purpose of the Compensation Committee is to assist the Board of Directors in discharging its responsibilities related to the compensation of the Chief Executive Officer, other officers of HUSI holding a title of executive vice president and above and such other officers as may be designated by the Board of Directors. The Compensation Committee is comprised of the following directors: Dr. Frances D. Fergusson (Chair), Donald K. Boswell and James L. Morice. During 2006, with the exception of Mr. Glynn, the Compensation Committee was comprised of independent directors, as defined under HUSI’s Corporate Governance Standards. HUSI’s present intention is to maintain a Compensation Committee that consists entirely of independent directors.

Additional information with regard to the Compensation Committee, including a description of the committee’s responsibilities under its charter, is contained in the section of this Form 10-K entitled Item 10. Directors, Executive Officers and Corporate Governance – Board of Directors – Committees and Charters.

Compensation Committee Report

We, the Human Resources & Compensation Committee of the Board of Directors of HSBC USA Inc., have reviewed and discussed the Compensation Discussion and Analysis (“2006 CD&A”) set forth above with management and, based on such review and discussion, have recommended to the Board of Directors that the 2006 CD&A be included in this Annual Report on Form 10-K.

Human Resources & Compensation Committee

Dr. Frances D. Fergusson (Chair)

Donald K. Boswell

James L. Morice

Item 11. Executive Compensation

The following tables and narrative text discuss the compensation awarded to, earned by or paid to (i) Ms. Derickson, who served as our Chief Executive Officer – Designate from September 1, 2006 to December 31, 2006, (ii) Mr. Glynn, who served as our Chief Executive Officer during 2006, (iii) Mr. McKenna, who served as our Chief Financial Officer during 2006, (iii) our three most highly compensated executive officers (other than the chief executive officer and chief financial officer) who were serving as executive officers as of December 31, 2006 and (iv) two additional individuals who served as executive officers during 2006, but were not serving as executive officers as of December 31, 2006.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus (4)	Stock Awards (5)	Option Awards (6)	Non-Equity Incentive Plan Compensation (7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (8)	All Other Compensation (9)		Total
Sandra L. Derickson (1) President & Chief Executive Officer – Designate	2006	$233,333	$—	$—	$ -	$—	$63,386	$192,632		$489,351

Martin J.G. Glynn (1) President & Chief Executive Officer	2006	700,000	—	1,976,008	—	1,600,000	1,899,593	7,651,080	(10)	13,826,681

John J. McKenna Senior Executive Vice President & Chief Financial Officer	2006	321,196	—	222,114	—	381,934	92,238	16,685		1,034,167

Joseph A. Belfatto Senior Executive Vice President & Head, Global Markets Americas	2006	250,000	1,960,000	952,379	—	—	4,576	20,763		3,187,718

Marlon Young Managing Director, CEO Private Bank Americas	2006	245,769	750,000	535,770	—	—	—	1,463		1,533,002

Janet L. Burak Senior Executive Vice President, General Counsel & Secretary	2006	395,176	—	415,346	—	736,383	368,753	92,597		2,008,255

Brendan McDonagh (2) Chief Operating Officer	2006	676,553	—	272,515	—	720,000	488,925	635,401		2,793,394

Joseph M. Petri (3) Senior Executive Vice President, Treasurer and Co-Head, CIBM Americas	2006	206,250	3,960,000	5,420,744	—	—	4,576	171,802	(11)	9,763,372

(1)

Sandra L. Derickson was appointed President and Chief Executive Officer – Designate of HUSI as of September 1, 2006 and succeeded Mr. Glynn as President and Chief Executive Officer when he retired as of January 1, 2007. She resigned as President and Chief Executive Officer on February 20, 2007. The amount shown for Ms. Derickson is the pro rata portion of her annual base salary of $700,000.

(2)	Mr. McDonagh resigned his position as Chief Operating Officer of HUSI as of December 1, 2006, and was appointed Group Executive of HSBC Finance Corporation as of that date.

(3)	Mr. Petri retired as Senior Executive Vice President, Treasurer and Co-Head, CIBM Americas as of August 5, 2006.

(4)	The amounts disclosed for Messrs. Belfatto, Young and Petri represent the discretionary cash bonus relating to 2006 performance but paid in February 2007.

(5)

Reflects the amounts of compensation expense amortized in 2006 for accounting purposes under FAS 123R for outstanding restricted stock grants made in the years 2003 through 2006. HUSI did not record a compensation expense with respect to restricted stock grants made to Ms. Derickson by HSBC Finance Corporation during this period and prior to her appointment as President & Chief Executive Officer of HUSI. HSBC Finance Corporation recorded an expense with respect to those grants in 2006 in the amount of $2,720,809.

A portion of the expense reflected for Messrs. Glynn and McDonagh relates to Performance Shares granted in 2005 and 2006 that will vest in whole or in part three years from the date of grant if all or some of the performance conditions are met, as follows: 50 percent of the award is subject to a total shareholder return measure (“TSR”) and will vest in whole or in part (based on a sliding scale of 0 to 100 percent) depending upon on how the growth in HSBC’s share value, plus declared dividends, compares to the average shareholder return of a defined competitor group, which for 2006 grants was comprised of 28 major banking institutions, including ABN AMRO Holding N.V., Banco Bilbao Vizcaya Argentaria, S.A., Banco Santander Central Hispano S.A., Bank of America Corporation, The Bank of New York Company, Inc., Barclays PLC, BNP Paribas S.A., Citigroup, Inc., Credit Agricole SA, Credit Suisse Group, Deutsche Bank AG, HBOS plc, JP Morgan Chase, Lloyds TSB Group plc, Mitsubishi Tokyo Financial Group Inc., Mizuho Financial Group Inc., Morgan Stanley, National Australia Bank Limited, Royal Bank of Canada, The Royal Bank of Scotland Group plc, Société Générale, Standard Chartered PLC, UBS AG, Unicredito Italiano, US Bancorp, Wachovia Corporation, Wells

Fargo & Company and Westpac Banking Corporation. The remaining 50 percent of the award is subject to satisfaction of an earnings per share measure (“EPS”) and may vest based on an incremental EPS percentage in accordance with a defined formula. If the aggregate incremental EPS is less than 24 percent, the EPS portion will be forfeited. If it is 52 percent or more, the EPS component will vest in full. We have reduced the amount of expense related to the Performance Shares that would have been recorded by 50 percent due to the probability of a 0 percent vest on the TSR portion and a 100 percent vest on the EPS portion for both years 2005 and 2006. HUSI records expense over the three-year period based on the fair value, which is 100 percent of the face value on the date of the award. The remaining grants are non-performance-based awards and are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table and will be released as long as the named executive officer is still in the employ of HUSI at the time of vesting. HUSI records expense based on the fair value over the vesting period, which is 100 percent of the face value on the date of the award. Dividend equivalents, in the form of cash or additional shares, are paid on all underlying shares of restricted stock at the same rate as paid to ordinary share shareholders.

(6)

The current philosophy of HSBC and HUSI, including within the CIBM and Private Banking businesses, is to reward executive officers with awards of restricted shares rather than stock options. Ms. Derickson received stock option awards from HSBC Finance Corporation in 2002 and from HSBC in 2003 and 2004, all of which were awarded prior to her appointment as President & Chief Executive Officer of HUSI. HUSI did not record a compensation expense with respect to those stock options in 2006. The amount of compensation expense amortized in 2006 by HSBC Finance Corporation for accounting purposes under FAS 123R with respect to these stock options was $787,646, which amount did not include any compensation expense amortization with respect to the outstanding stock options awarded in 2004. The methodology of the valuation of the outstanding Stock options awarded in 2002 and 2003 was based on a Black-Scholes model for each of the respective years. The stock options awarded to Ms. Derickson in 2004 are performance based with 100 percent of the condition tested against TSR in 2007. The amount of compensation expense amortized in 2006 with respect to the stock options awarded in 2004 has been excluded from the amounts shown because of the probability of the performance condition not being satisfied. The performance condition will be subject to a re-test in 2008, and again in 2009, and must be satisfied in order for the shares to vest.

(7)	The amounts disclosed for Messrs. Glynn, McKenna and McDonagh and Ms. Burak represent the incentive bonus earned in 2006 but paid in February 2007 under the Management Incentive Program.

(8)

The HSBC-North America (U.S.) Retirement Income Plan (“RIP”), the Household Supplemental Retirement Income Plan (“SRIP”), the HSBC Bank Supplemental Plans (“Excess Plans”), the HSBC Bank Canada Qualified and Non-Qualified Retirement Plans and the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under Savings and Pension Plans on page 190.

Increase in values by plan for each participant are: Ms. Derickson – $5,453 (RIP), $57,933 (SRIP); Mr. Glynn – $150,274 (Canada Qualified), $1,749,319 (Canada Non-Qualified); Mr. McKenna – $54,991 (RIP), $37,247 (Excess); Mr. Belfatto – $4,576 (RIP); Ms. Burak – $40,402 (RIP), $328,351 (SRIP); Mr. McDonagh – $488,925 (ISRBS, net of mandatory 2006 contribution); and Mr. Petri – $4,576 (RIP).

(9)

Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each named executive officer, such as financial planning services, physical exams, club initiation fees, expatriate benefits and car allowances, to the extent such perquisites and other personal benefits exceeded $10,000 in 2006. The following itemizes perquisites and other benefits for each named executive officer who received perquisites and other benefits in excess of $10,000: Car allowances for Mr. Glynn were $13,800 and for Mr. McDonagh were $11,375 in 2006. The tax gross up on the car allowances were $12,138 and $9,406 respectively. Club Dues and Membership fees for Messrs. Glynn and McDonagh were $4,100 and $22,211, respectively, and for Ms. Derickson were $11,000. Executive Tax Services for Messrs. Glynn and McDonagh were each $500 excluding tax gross-ups of $458 and $84, respectively. Mr. Glynn was reimbursed for approximately $52,500 in Legal Fees and Expenses in 2006. Financial Counseling expenses for Ms. Derickson were $4,000 in 2006. Ms. Derickson received Executive Umbrella Liability Coverage in the amount of $1,850 for 2006. In 2006, Mr. Glynn had $177,600 in Rent Allowance, excluding a tax gross up of $150,522. In 2006, Mr. McDonagh had $90,233 in Children’s Education Allowance and a corresponding tax gross-up of $75,332, $17,663 in a Relocation Allowance, $75,000 for Rent Allowance and a corresponding tax gross-up of $62,615, $122,383 in Housing and Furniture Allowance and a corresponding tax gross-up of $25,575, $72,454 in Executive Travel Allowance, a $16,879 Loan Subsidy and $33,690 of Additional Income.

The total in the All Other Compensation column includes life insurance premiums paid by HUSI in 2006 for the benefit of executives, as follows: Ms. Derickson, $7,782; Mr. Glynn, $12,462; Mr. McKenna, $1,992; Mr. Belfatto, $7,782; Mr. Young, $1,463; Mr. Petri, $5,088 and Ms. Burak, $6,973. All Other Compensation also includes HUSI’s contribution for the named executive officer’s participation in the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2006, as follows: Mr. Glynn, Mr. Petri, Ms. Derickson and Ms. Burak each had an $11,000 contribution; Mr. McKenna had a $12,308 contribution and Mr. Belfatto had a $12,980 contribution. In addition, Ms. Derickson and Ms. Burak each had a company contribution in the Supplemental Tax Reduction Investment Plan (“STRIP”) of $157,000 and $68,466 respectively, in 2006. TRIP and STRIP are described under Savings and Pension Plans – Deferred Compensation Plans on page 194.

(10)

Pursuant to an agreement with HNAH entered into in connection with his retirement, Mr. Glynn received $7,216,000 in additional cash compensation. This included $6,600,000 for general employment benefits that would otherwise have accrued had he retired two years after December 31, 2006, and $616,000 as compensation for any equity-based award that would have been awarded in 2007. See Chief Executive Officer Compensation – Mr. Glynn in the 2006 CD&A for a description of Mr. Glynn’s agreement.

(11)

In 2006, Mr. Petri received $155,714 in additional compensation, which included payment for general employment benefits that would otherwise have accrued had his employment continued through 2006. Mr. Petri is also entitled to receive restricted shares with a grant date value of $3,540,000 as part of his 2006 bonus compensation. The shares vest 33 1/3 percent over the first three anniversaries from the date of grant and forfeit only if Mr. Petri violates the terms of his separation agreement. See Joseph M. Petri Compensation in the 2006 CD&A for a description of Mr. Petri’s separation agreement.

Grants Of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#) (4)	Target (#)	Maximum (#)
Sandra L. Derickson	N/A	N/A	$700,000	$2,100,000	N/A	N/A	N/A	N/A	N/A		N/A	N/A
President & Chief Executive Officer – Designate
Martin J.G. Glynn	3/6/2006	N/A	700,000	2,100,000	23,329	N/A	77,766	N/A	N/A		N/A	$1,400,000
President & Chief Executive Officer
John J. McKenna	3/31/2006	N/A	243,788	487,575	N/A	N/A	N/A	23,612	(5)	N/A	N/A	414,785
Senior Executive Vice President & Chief Financial Officer
Joseph A. Belfatto	3/6/2006	N/A	N/A	N/A	N/A	N/A	N/A	83,178	(5)	N/A	N/A	1,440,000
Senior Executive Vice President and Head, Global Markets Americas
Marlon Young	4/28/2006	N/A	N/A	N/A	N/A	N/A	N/A	86,304	(5)	N/A	N/A	1,489,905
Managing Director, CEO Private Bank Americas
Janet L. Burak	3/31/2006	N/A	400,208	800,416	N/A	N/A	N/A	29,513	(5)	N/A	N/A	518,447
Senior Executive Vice President, General Counsel & Secretary
Brendan McDonagh	3/6/2006	N/A	676,453	1,353,106	10,596	N/A	35,319	N/A	N/A		N/A	635,839
Chief Operating Officer
Joseph M. Petri	3/6/2006	N/A	N/A	N/A	N/A	N/A	N/A	204,479	(5)	N/A	N/A	3,539,993
Senior Executive Vice President, Treasurer and Co-Head, CIBM Americas

(1)	Pursuant to her employment agreement, Ms. Derickson was entitled to a bonus guaranteed to be not less than $1,275,000. As discussed in the 2006 CD&A, Ms. Derickson’s actual award was $0.

Messrs. Glynn, McKenna and McDonagh and Ms. Burak participate in the Management Incentive Program. As discussed in the 2006 CD&A, the Management Incentive Program is an annual cash incentive plan that is comprised of both quantitative and qualitative individual, business unit or company objectives that are determined at the beginning of the year with each objective being assigned a target and maximum payout based upon a percentage of base salary. The percentage of target and maximum payout is determined by market data for the position the executive officer holds and will not change unless the executive officer changes into a position that has a different target and maximum payout. Typically, the maximum payout is a 1x, 2x or 3x multiplier of target. Actual awards for the 2006 performance year for Messrs. Glynn, McKenna and Mr. McDonagh and Ms. Burak were $1,600,000, $381,934, $720,000 and $736,383, respectively, and were paid in February 2007. These amounts are included in the Summary Compensation Table above under “Non-Equity Incentive Plan Compensation”.

(2)

Does not reflect the award of Performance Shares granted to Ms. Derickson on March 6, 2006 while an executive with HSBC Finance Corporation and prior to her appointment as President and Chief Executive Officer of HUSI, the estimated future payouts under which are 41,660 (Threshold) and 138,868 (Maximum). The total grant date fair value for these Performance Shares is $2,500,003, which amount is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on March 6, 2006 (the date of grant) of GBP9.909706 and converted into U.S. dollars using the GBP exchange rate at the time of funding of the grant (1.816677).

Reflects the award of Performance Shares granted to Messrs. Glynn and McDonagh. As discussed in the 2006 CD&A and in Footnote 5 to the Summary Compensation Table, Performance Shares are subject to two performance conditions, each of which triggers a potential payout of 50 percent of the aggregate award. The first objective is based upon total shareholder return (“TSR”) and the second objective is based upon earnings per share (“EPS”), both measured over a three-year performance period. TSR means the growth in share value and declared dividend income on HSBC ordinary shares, measured in Sterling, during the three-year performance period and is based on HSBC’s ranking against a comparator group of 28 major banks, as listed on page 171. The calculation of the share price component within HSBC’s TSR will be the average market price over the 20 dealing days commencing on the day when HSBC’s annual results are announced with the end point being the average market price over the 20 dealing days commencing on the day on which the annual results of HSBC are announced three years later. The TSR portion of the award will vest on a sliding scale based on HSBC’s relative ranking against the comparator group at the end of the three year period. If HSBC is ranked 1st through 7th, the vesting percentage will be 100 percent. If HSBC is ranked 8th through 14th, the vesting percentage will fall by 10 percent per rank. If HSBC is ranked 15th through 28th, the vesting percentage will be zero. The percentage of the TSR portion of the award that will vest is defined in the following formula:

{(X-Z) x (A-B)} + B

------

(Y-Z)

where:

X = the TSR performance of HSBC

Z = the TSR performance of the bank immediately below X

Y = the TSR performance of the bank immediately above X

A = the vesting percentage linked to the ranking of Y as detailed above

B = the vesting percentage linked to the ranking of Z as detailed above

The second performance condition is based upon EPS, which for purposes of awarding Performance Shares is the profit attributable to shareholders, divided by the weighted average number of shares in issue and held outside of HSBC during the performance year. The base measure will be the EPS for the financial year preceding that in which the award is made. EPS will then be compared over the three consecutive financial years commencing with the year in which the award is made. Incremental EPS will be calculated by expressing, as a percentage of the EPS of the base year, the difference each year of the measurement period between the EPS of that year and the EPS of the base year. These percentages will be aggregated to arrive at the total incremental EPS for the measurement period. The percentage of the EPS objective that will vest will be determined in accordance with the following formula: 30+2.5(X-24) where: 30 percent is the minimum proportion of the objective that may vest and X is the aggregate incremental EPS from the base year to the end of the measurement period between and including 24 percent and 52 percent. If the aggregate incremental EPS in accordance with the formula is less than 24 percent then the EPS objective will be forfeited. If it is more than 52 percent, then the EPS objective will vest in full.

For all plans, additional shares are awarded in amounts equivalent to the same dividend rate on ordinary shares.

(3)

The total grant date fair value reflected for Messrs. Glynn and McDonagh is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on March 6, 2006 (the date of grant) of GBP9.909706 and converted into U.S. dollars using the GBP exchange rate as of the time of funding the grant (1.816677). The total grant date fair value reflected for Mr. McKenna and Ms. Burak is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on March 31, 2006 (the date of grant) of GBP9.6697 and converted into U.S. dollars using the GBP exchange rate as of the time of funding the grant (1.816677). The total grant date fair value reflected for Messrs. Belfatto and Petri is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on March 6, 2006 (the date of grant) of GBP 9.909706 and converted into U.S. dollars using the GPB exchange rate at the time of purchase (1.747). The total grant date fair value reflected for Mr. Young is based on 100 percent of the fair market value of the underlying HSBC ordinary shares on April 28, 2006 (the date of grant) of GBP 9.475 and converted into U.S. dollars using the GPB exchange rate at the time of purchase (1.822).

(4)

As described in Footnote 2 above, the executives could receive no awards under the equity incentive plan. However, the numbers presented under “Threshold” represent the minimum awards the executives could receive if the minimum (i.e., 30%) of either of the performance conditions is met.

(5)

Reflects awards of Achievement Shares granted to Mr. McKenna and Ms. Burak, which awards consist of shares of restricted stock that vest in full at the end of a three-year period from the date of grant. The award amount of Achievement Shares is based on the executive officer’s position within the organization, base salary, performance rating and scope for growth. At the executive level, officers eligible to receive Achievement Shares are eligible for awards ranging from 50 percent up to 300 percent of base salary.

Reflects awards of restricted shares to Messrs. Belfatto and Petri on March 6, 2006 and to Mr. Young on April 28, 2006, which awards consist of shares of restricted stock that vest one-third on each of the first three anniversaries of the date of grant. As described in the 2006 CD&A, a portion of the executive’s annual discretionary bonus award is deferred through the award of restricted shares. The minimum deferral threshold, or the portion of each bonus award paid in restricted shares, and vesting schedules may vary by business unit within the parameters set by CIBM and Private Banking, as applicable, for their businesses and approved by REMCO.

Reflects awards of restricted shares to Mr. Young in connection with his employment by HUSI, which were granted to compensate Mr. Young for previous equity awards forfeited when he joined HUSI. These awards consist of shares of restricted stock that vest one-third on each of the first three anniversaries of the date of grant.

For all plans, additional shares are awarded in amounts equivalent to the same dividend rate on ordinary shares.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock that Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)

Sandra L. Derickson (3)	107,000 133,750	(4) (4)			$18.40 $21.37	11/13/2010 11/12/2011	141,421 302,481	(7) (8)	$2,578,105 $5,514,229	158,399 138,868	(9) (10)	$2,887,614 $2,531,564
President & Chief Executive Officer – Designate	267,500 153,000	(4) (5)	51,000 (5)	102,000 (6)	$10.66 GBP9.1350 GBP8.2830	11/20/2012 11/03/2013 04/30/2014

Martin J.G. Glynn President &										25,434 34,339	(11) (12)	$463,662 $626,000
Chief Executive Officer										46,659 21,602	(9) (10)	$850,594 $393,804

John J. McKenna Senior Executive Vice President & Chief Financial Officer							9,456 23,612	(13) (14)	$172,383 $430,429	8,280 8,697	(15) (16)	$150,944 $158,546

Joseph A. Belfatto Senior Executive							37,562 22,567	(17) (18)	$684,755 $411,396
Vice President and Head, Global Markets Americas							2,594 83,178	(19) (20)	$47,289 $1,516,335

Marlon Young Managing Director,							31,778 24,898	(21) (22)	$579,313 $453,891
CEO Private Bank Americas							29,628	(23)	$540,118

Janet L. Burak Senior Executive	26,750 26,750	(4) (4)			$13.71 $16.96	11/9/2008 11/8/2009	5,351 13,334	(24) (25)	$97,548 $243,079	20,004	(26)	$364,673
Vice President, General Counsel & Secretary	26,750	(4)			$18.40	11/13/2010	31,678 29,513	(13) (14)	$577,490 $538,022

Brendan McDonagh	18,900 9,000	(4) (4)			GBP6.3754 GBP6.2767	3/29/2009 3/16/2008	11,392	(27)	$207,676	14,612 15,259	(15) (16)	$266,377 $278,172
Chief Operating Officer										23,734 35,319	(9) (10)	$432,671 $643,865

Joseph M. Petri Senior Executive							77,818 111,487	(19) (17)	$1,418,622 $2,032,408	9,176 8,526	(15) (16)	$167,278 $155,429
Vice President, Treasurer and Co-Head, CIBM Americas							204,479	(20)	$3,727,652

(1)	Share amounts do not include additional awards accumulated over the vesting periods.
(2)	The market value of the shares on December 29, 2006 was GBP9.31 and the exchange rate from GBP to U.S. dollars was 1.958, which equates to a U.S. dollar share price of $18.23 per share.
(3)	All amounts shown for Ms. Derickson reflect equity awards received while an executive of HSBC Finance Corporation and prior to her appointment as President & Chief Executive Officer of HUSI.
(4)

Reflects fully vested options. Options shown for Ms. Burak reflect equity awards received while employed by HSBC Finance Corporation and prior to her appointment as Senior Executive Vice President, General Counsel and Secretary of HUSI. Options shown for Mr. McDonagh reflect equity awards received from HSBC prior to his appointment to HUSI.

(5)	Seventy-five percent of this award vested on November 3, 2006. The remaining 25 percent will vest on November 3, 2007.
(6)

This award will vest in full, subject to satisfaction of performance conditions, on the third anniversary of the date of grant, which was April 30, 2004. If the performance conditions are not satisfied on the third anniversary, the performance conditions will be re-tested on the fourth and fifth anniversaries of the date of grant. If the performance conditions are not met on the fifth anniversary of the date of grant, the options will be forfeited.

(7)	Twenty percent this award vested on each of March 31, 2004, March 31, 2005 and March 31, 2006. Twenty percent of the award will vest on each of March 30, 2007 and May 31, 2008.
(8)	Twenty percent of this award vested on May 26, 2006. Twenty percent of this award will vest on each of May 25, 2007, May 26, 2008, May 26, 2009 and May 26, 2010.
(9)

These awards will vest in part or in full on March 31, 2008 if performance conditions are met. For Mr. Glynn, the amount of the award was pro-rated based on the number of months between date of grant and date of retirement divided by 36, pursuant to the terms of the agreement entered into in connection with his retirement.

(10)

These awards will vest in part or in full on March 31, 2009 if performance conditions are met. For Mr. Glynn, the amount of the award was pro-rated based on the number of months between date of grant and date of retirement divided by 36, pursuant to the terms of the agreement entered into in connection with his retirement.

(11)

These awards vest in full on March 31, 2007 if performance conditions are met. If the performance conditions are not met, the performance conditions will be re-tested on March 31, 2008 and, if met, the shares will vest in full. If the performance conditions are not met, the shares will be forfeited.

(12)	This award vests in full on March 31, 2007 if performance conditions are met. If the performance conditions are not met, the shares will be forfeited.
(13)	These awards vest in full on March 31, 2008.
(14)	These awards vest in full on March 31, 2009.
(15)

These awards vest in full five years from date of grant (April 2, 2003) if performance conditions are met as of the third, fourth or fifth anniversary of the date of grant. If performance conditions are not met on the fifth anniversary of the date of grant, the shares will be forfeited.

(16)

These awards vest in full on the fifth anniversary of the date of grant (April 1, 2004) if performance conditions are met as of the third anniversary of the date of grant. If performance conditions are not met, the shares will be forfeited with no re-test provision.

(17)

Thirty-three percent of these awards vested on March 6, 2006. Thirty-three percent will vest on announcement of 2006 annual results in 2007 and the remaining 34 percent will vest on announcement of 2007 annual results in 2008.

(18)	Fifty percent of this award vested on February 28, 2005 and the remaining 50 percent will vest on announcement of 2006 annual results in 2007.
(19)	Thirty-three percent of this award vested on February 28, 2005 and 33 percent vested on March 6, 2006. The remaining 34 percent will vest on announcement of 2006 annual results in 2007.
(20)	Thirty-three percent of these awards will vest on March 5, 2007, 33 percent will vest on February 28, 2008 and 34 percent will vest on February 28, 2009.
(21)	Forty-three percent of this award will vest on January 31, 2007, 22 percent will vest on each of January 31, 2008 and 2009 and 13 percent will vest on January 31, 2010.
(22)	This award will vest in full on January 31, 2009.
(23)	This award will vest in full on April 30, 2009.
(24)	Thirty-three percent this award vested on November 21, 2005 and 33 percent vested on November 20, 2006. The remaining 34 percent of this award will vest on November 20, 2007.
(25)	Thirty-three percent of this award vested on October 31, 2006. Thirty-three percent of the award will vest on each of October 31, 2007 and 2008.
(26)

Thirty-three percent of this award will vest on each of the third, fourth and fifth anniversaries of the date of grant (April 30, 2004) if performance conditions are satisfied as of the third anniversary of the date of grant. If the performance conditions are not met as of the third anniversary, the performance conditions will be re-tested on the fourth and fifth anniversaries of the date of grant. If the performance conditions are not met as of the fifth anniversary of the date of grant, the shares will be forfeited.

(27)	This award vests in full on April 16, 2007.

Option Exercises and Stock Vested Table

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise(#)		Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)		Value Realized on Vesting ($) (1)
Sandra L. Derickson				161,201	(3)	$2,769,142
President & Chief Executive Officer – Designate

Martin J.G. Glynn				34,936	(4)	580,052
President & Chief Executive Officer

John J. McKenna	26,600	(5)	$129,162
Senior Executive Vice President & Chief Financial Officer

Joseph A. Belfatto				47,497	(6)	819,080
Senior Executive Vice President and Head, Global Markets Americas

Marlon Young
Managing Director, CEO Private Bank Americas

Janet L. Burak				12,017	(7)	226,653
Senior Executive Vice President, General Counsel & Secretary

Brendan McDonagh	6,000	(8)	51,335	11,843	(9)	211,649
Chief Operating Officer

Joseph M. Petri				254,908	(10)	4,408,267
Senior Executive Vice President, Treasurer and Co-Head, CIBM Americas

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise/release and the exchange rate from GBP to U.S. dollars on the date of settlement.
(2)	Includes the release of additional awards accumulated over vesting period.
(3)

The amount shown for Ms. Derickson reflects equity awards received while an executive of HSBC Finance Corporation and prior to her appointment as President and Chief Executive Officer of HUSI and includes the release of 70,710 shares granted on April 15, 2003 and 75,620 shares granted on May 26, 2005. The remaining shares reflect the release of additional awards accumulated over the vesting period.

(4)	Includes the release of 9,829 shares granted on April 30, 2001 and 18,123 shares granted on March 8, 2002. Remaining shares are release of additional awards accumulated over the vesting period.
(5)	Includes the exercise of stock options granted on March 24, 1997 (3,000), March 16, 1998 (4,500), March 29, 1999 (9,600), April 3, 2000 (3,000) and April 23, 2001 (6,500).
(6)

Includes the release of 18,781 shares granted on February 28, 2005, 2,594 shares granted on March 8, 2004 and 21,949 shares granted on March 13, 2003. Remaining shares are release of additional awards accumulated over the vesting period.

(7)	Includes the release of 5,350 shares granted on November 20, 2002 and 6,667 shares granted on November 3, 2003.
(8)	Includes the exercise of stock options granted on March 24, 1997 from HSBC prior to his appointment to HUSI.

(9)	Includes the release of 7,645 shares granted on April 30, 2001 and 2,061 shares granted on May 12, 2003. Remaining shares are release of additional awards accumulated over the vesting period.
(10)

Includes release of 5,461 shares granted on April 30, 2001, 7,595 shares granted on April 15, 2002, 83,173 shares granted on March 13, 2003, 77,817 shares granted on March 8, 2004 and 55,743 shares granted on February 28, 2005. Remaining shares are release of additional awards accumulated over the vesting period.

Pension Benefits

Name	Plan Name (1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Sandra L. Derickson	RIP-Account Based	6.3	$30,539	$0
President & Chief Executive Officer – Designate	SRIP-Account Based	6.3	$195,884	$0

Martin J.G. Glynn (2)	Canada Qualified	24.1	$528,375	$0
President & Chief Executive Officer	Canada Non-Qualified	24.1	$4,785,734	$0

John J. McKenna (3)	RIP-HSBC Old	20.2	$261,473	$0
Senior Executive Vice President & Chief Financial Officer	Excess-HSBC Old	20.2	$37,247	$0

Joseph A. Belfatto	RIP-Account Based	4.6	$8,776	$0
Senior Executive Vice President and Head, Global Markets Americas

Marlon Young (4)	RIP-Account Based	0.8	$0	$0
Managing Director, CEO Private Bank Americas	SRIP-Account Based	0.8	$0

Janet L. Burak	RIP-Household New	14.8	$280,648	$0
Senior Executive Vice President, General Counsel & Secretary	SRIP-Household New	14.8	$927,033	$0

Brendan McDonagh (5)	ISRBS	26.0	$2,634,208	$0
Chief Operating Officer

Joseph M. Petri	RIP-Account Based	6.7	$8,776	$0
Senior Executive Vice President, Treasurer and Co-Head, CIBM Americas

(1)	Plan described under Savings and Pension Plans below.
(2)	Value reflects January 1, 2007 retirement and actual benefit election.
(3)	Value of age 65 benefit. At age 60, participant would be eligible for unreduced early retirement, and accrued benefit has a present value of $389,571 (RIP) and $55,432 (SRIP).
(4)	Not yet a participant; will participate upon completion of one year of service.
(5)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit with value of $3,130,166.

Savings and Pension Plans

Retirement Income Plan (RIP)

The HSBC-North America (U.S.) Retirement Income Plan (“RIP”) is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer.

Supplemental Retirement Income Plan (SRIP)

HSBC Bank (HBUS) Supplemental Plans (Excess Plans)

Supplemental Retirement Income Plan (“SRIP”) is a non-qualified retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the RIP due to legal constraints applicable to all qualified plans. The HBUS Supplemental Benefit Plan and the Benefit Equalization Plan (the “Excess Plans”) are designed to provide benefits that are precluded from being paid to legacy HBUS employees by the defined benefit formula under the Retirement Income Plan (RIP) due to legal constraints applicable to all qualified plans. For example, the maximum amount of compensation during 2006 that can be used to determine a qualified plan benefit is $220,000 and the maximum annual benefit commencing at age 65 in 2006 is $175,000. SRIP and Excess Plan benefits are calculated without regard to these limits. The resulting benefit is then reduced by the value of qualified benefits payable by RIP so that there is no duplication of payments. Benefits are paid in a lump sum for retired executives covered by a Household Old, Household New, or Account Based Formula, and in the same manner as elected for the qualified plan for executives covered by a HBUS Old or New Plan Formula.

Formulas for Calculating Benefits

HBUS Old Plan Formula: Applies to executives who were participants in the HBUS pension plan before January 1, 1989. The normal retirement benefit is the sum of A and B below:

A.	A benefit determined under the HBUS New Plan Formula, provided service for this purpose is limited to 30 years reduced by years of service used in B.

B.	A benefit determined by multiplying (a) by (b) as described below:

(a)

The gross benefit prior to offset by an integration amount is equal to two percent of average salary multiplied by the first 30 years of service. This gross benefit is then reduced by an integration amount equal to 2/3 of one percent of Social Security multiplied by the first 30 years of service. However, the integration amount cannot reduce the gross benefit by more than 50 percent. Average salary, service, and Social Security for the gross benefit and integration amount are determined as of December 31, 1988.

(b)	The benefit in (a) is multiplied by a fraction (but not less than one), the numerator of which is average salary at date of retirement and the denominator is average salary on December 31, 1988.

For this purpose, salary includes base wages but excludes bonuses. The formula uses an average of salaries for the 60 highest consecutive months selected from the 120 consecutive months preceding date of retirement. Executives who are at least age 60 with 30 or more years of service are eligible to retire with unreduced benefits. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit is reduced 3/12 of one percent for the first 60 months and 5/12 of one percent for the next 60 months that payment precedes age 65.

HBUS New Plan Formula: Applies to executives who were hired prior to January 1, 1997 by HBUS and became participants in the pension plan after December 31, 1988. The normal retirement benefit at age 65 is the sum of (i) 1.55 percent of average salary and (ii) 0.4 percent of average salary in excess of the integration amount. The total of (i) and (ii) is then multiplied by the first 30 years of service. For this purpose, the integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year in which full benefits are available; any such wage bases that have to be estimated are based on the current wage base for the year of retirement. Salary includes base wages but excludes bonuses. The formula uses an average of salaries for the 60 highest consecutive months selected from the 120 consecutive months preceding date of retirement. Executives who are at least age 60 with 30 or more years of service are eligible to retire with unreduced benefits. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit is reduced 3/12 of one percent for the first 60 months and 5/12 of one percent for the next 60 months that payment precedes age 65.

Household Old Formula: Applies to executives who were hired prior to January 1, 1990 by Household International. The benefit at age 65 is determined under whichever formula, A or B below, provides the higher amount.

A.

The normal retirement benefit at age 65 is the sum of (i) 51 percent of average salary that does not exceed the integration amount and (ii) 57 percent of average salary in excess of the integration amount. For this purpose, the integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro rata for executives who retire with less than 15 years of service. If an executive has more than 30 years of service, the benefit percentages in the formula, (the 51 percent and 57 percent) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. The benefit percentages are reduced for retirement prior to age 65.

B.	The normal retirement benefit at age 65 is determined under (a) below, limited to a maximum amount determined in (b):

(a)

55 percent of average salary, reduced pro rata for less than 15 years of service, and increased 1/24 of 1 percentage point for each month in excess of 30 years, but not more than 5 percentage points; the benefit percentage of 55 percent is reduced for retirement prior to age 65.

(b)

The amount determined in (a) is reduced as needed so that when added to 50 percent of the primary Social Security benefit, the total does not exceed 65 percent of the average salary. This maximum is applied for payments following the age at which full Social Security benefits are available.

Both formulas use an average of salaries for the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement; for this purpose, salary includes total base wages and bonuses.

For executives who were participants on January 1, 1978, had attained age 35 and had at least 10 years of employment, the minimum normal retirement benefit is 55 percent of final average salary. For this purpose, salary does not include bonuses and the average is based on 60 consecutive months, rather than 48.

Executives who are at least age 50 with 15 years of service or at least age 55 with 10 years of service may retire before age 65, in which case the benefits are reduced.

Household New Formula: Applies to executives who were hired after December 31, 1989, but prior to January 1, 2000, by Household International. The normal retirement benefit at age 65 is the sum of (i) 51 percent of average salary that does not exceed the integration amount and (ii) 57 percent of average salary in excess of the integration amount. For this purpose, salaries include total base wages and bonuses and are averaged over the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement. The integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro rata for executives who retire with less than 30 years of service. If an executive has more than 30 years of service, the percentages in the formula, (the 51 percent and 57 percent) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit percentages (51 percent and 57 percent) are reduced.

Account Based Formula: Applies to executives who were hired by Household International after December 31, 1999. It also applies to executives who were hired by HBUS after December 31, 1996 and became participants in the Retirement Income Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates two percent of annual salary for each calendar year of employment. For this purpose, salary includes total base wages and bonuses. At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.

Provisions Applicable to All U.S. Formulas: The amount of salary used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2006 is $220,000. The limit for years after 2006 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50 percent continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household Old, Household New or Account Based Formula may elect a lump sum form of payment (spousal consent is needed for married executives).

Canadian Plans applicable to Martin Glynn

HSBC Bank Canada’s qualified pension plan is a defined benefit plan under which benefits are determined primarily by final average earnings, years of service and a plan formula. Benefits payable under this plan are limited to the maximum allowed by Canada Revenue Agency (CRA). For example, in year 2005 the limit was $2,000 and in year 2006, the limit is $2,111.11 per year of pensionable service. The following table, which is presented in Canadian currency, indicates the maximum pension benefits allowed by law for plan participants in the specified compensation and years of service classifications for year 2006. The table assumes payments in the form of a life annuity, guaranteed for ten years.

Compensation	15	20	25	30
$500,000	$31,666	$42,222	$52,777	$63,333
600,000	31,666	42,222	52,777	63,333
700,000	31,666	42,222	52,777	63,333
800,000	31,666	42,222	52,777	63,333
900,000	31,666	42,222	52,777	63,333
1,000,000	31,666	42,222	52,777	63,333

The pension benefit for plan participants in the compensation levels presented above is capped for all participants having the number of years of credited service indicated. The compensation covered by the plan is limited to straight salary. At the plan’s normal retirement date of age 60, Mr. Glynn will have 28.75 years of credited service.

In addition to the pension benefit available from the HSBC Bank Canada qualified plan, Mr. Glynn is entitled to receive an annual pension benefit during his lifetime pursuant to a non-qualified supplemental retirement agreement with HSBC Bank Canada. Under the terms of this agreement, the supplemental allowance is forfeited if Mr. Glynn ceases employment with HSBC before age 55 and goes to work for a competitor within two years. The supplemental allowance is calculated based on Mr. Glynn’s highest three years average base salary, excluding all bonuses. The supplemental pension agreement formula is 2.5 percent of final average earnings, times years of pensionable service. Mr. Glynn’s earnings under this formula are converted into Canadian currency by multiplying his current earnings in U.S. currency by 1.3333.

Based on an annual salary of $933,310 in Canadian currency, the estimated annual total pension benefit at the normal retirement age of 60 for Mr. Glynn is $670,815. Of this amount, $60,694 is payable from the HSBC Bank Canada qualified plan and $610,121 from the non-qualified supplemental retirement agreement. In U.S. currency, these pension benefits amount to $45,522 from the qualified plan and $457,602 from the non-qualified plan. Mr. Glynn attained age 55 on September 30, 2006 and retired effective as of January 1, 2007. Therefore, his pension which began as of January 1 was reduced by ¼ of one percent for each month between the commencement date and his 60th birthday.

HSBC International Staff Retirement Benefits Scheme

The HSBC International Staff Retirement Benefits Scheme (Jersey) (“ISRBS”) is a defined benefit plan maintained for certain international managers. Each member during his service must contribute five percent of his salary to the plan but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3 percent of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of his total compensation. Upon leaving service, the value of the member’s voluntary contribution fund, if any, shall be commuted for a retirement benefit.

The annual pension payable at normal retirement is 1/480 of the member’s final salary for each completed month in the executive section, 1.25/480 of his final salary for each completed month in the senior management section, and 1.50/480 of his final salary for each completed month in the general management section. A member’s normal retirement date is the first day of the month coincident with or next following his 53rd birthday. Payments may be deferred or suspended but not beyond age 75.

If a member leaves before normal retirement with at least 15 years of service, he will receive a pension which is reduced by .25 percent for each complete month by which termination precedes normal retirement. If he terminates with at least 5 years of service, he will receive an immediate lump sum equivalent of his reduced pension.

Present Value of Accumulated Benefits

For the Account Based formula: The value of the notional account balances currently available on December 31, 2006.

For other formulas: The present value of benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company’s audited financial statements for the period ending December 31, 2006. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2006.

Deferred Compensation Plans

Tax Reduction Investment Plan HNAH maintains the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis, up to 40 percent (15 percent if highly compensated) of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $15,000, as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.

If the employee has been employed for at least one year, HUSI contributes three percent of compensation on behalf of each participant who contributes one percent and matches any additional participant contributions up to four percent of compensation. However, matching contributions will not exceed six percent of a participant’s compensation if the participant contributes four percent or more of compensation. The plan provides for immediate vesting of all contributions. With certain exceptions, a participant’s after-tax contributions which have not been matched by us can be withdrawn at any time. Both our matching contributions made prior to 1999 and the participant’s after-tax contributions which have been matched may be withdrawn after five years of participation in the plan. A participant’s pre-tax contributions and our matching contributions after 1998 may not be withdrawn except for an immediate financial hardship, upon termination of employment, or after attaining age 59 1/2. Participants may borrow from their TRIP accounts under certain circumstances.

Supplemental Tax Reduction Investment Plan HNAH also maintains the Supplemental Tax Reduction Investment Plan (“STRIP”), which is an unfunded plan for eligible employees of HUSI and its participating subsidiaries who are legacy Household employees and whose participation in TRIP is limited by the Internal Revenue Code. Only matching contributions required to be made by us pursuant to the basic TRIP formula are invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant.

Non-Qualified Deferred Compensation Plan HNAH maintains a Non-Qualified Deferred Compensation Plan for the highly compensated employees in the organization, including executives of HUSI. The named executive officers are eligible to contribute up to 80 percent of their salary and/or cash bonus compensation in any plan year. Participants are required to make an irrevocable election with regard to an amount or percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment. For either the scheduled in-service withdrawal or payment upon termination, the participant may elect either a lump sum payment or if the participant has made at least $25,000 of contributions and has over 10 years of service, he may request installment payments over 10 years. Due to the unfunded nature of the plan, participant elections are deemed investments whose gains or losses are calculated by reference to actual earnings of the investment choices. The deemed investment choices are reviewed on a periodic basis by the Investment Committee for the Plan which consists of members chosen by the Board or Directors or Chief Executive Officer of HSBC North America Holdings Inc. and are chosen based on a conservative mix of funds and currently include Van Kampen Real Estate Securities – A Shares, Oppenheimer Global – A Shares, AIM Small Cap Growth – Class A, HSBC Investor Small Cap Equity – Class Y, Fidelity Advisor Mid Cap Stock – Class A, Dreyfus S&P 500 Index, HSBC Investor Growth & Income – Class Y, HSBC Investor Fixed Income – Class Y and HSBC Investor Money Market – Class Y. In order to provide the participants with the maximum amount of protection under an unfunded plan, a Rabbi Trust has been established where the participant contributions are segregated from the general assets of HUSI. The Investment Committee for the plan endeavors to invest the contributions in a manner consistent with the participant’s deemed elections reducing the likelihood of an underfunded plan.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Name	NonQualified Deferred Compensation Plan (1) Executive Contributions in 2006	Supplemental Tax Reduction Investment Plan (2) HUSI Contributions in 2006	Aggregate Earnings in 2006	Aggregate Withdrawals/ Distributions	Aggregate Balance at 12/31/2006
Sandra L. Derickson	$0	$157,000	$161,379	$0	$2,286,511
President & Chief Executive Officer – Designate

Martin J.G. Glynn	100,000	N/A	5,608	0	105,608
President & Chief Executive Officer

John J. McKenna	N/A	N/A	N/A	N/A	N/A
Senior Executive Vice President & Chief Financial Officer

Joseph A. Belfatto	N/A	N/A	N/A	N/A	N/A
Senior Executive Vice President and Head, Global Markets Americas

Marlon Young	N/A	N/A	N/A	N/A	N/A
Managing Director, CEO Private Bank Americas

Janet L. Burak	19,822	68,466	54,776	0	638,286
Senior Executive Vice President, General Counsel & Secretary

Brendan McDonagh	N/A	N/A	N/A	N/A	N/A
Chief Operating Officer

Joseph M. Petri	N/A	N/A	N/A	73,423	(3) N/A
Senior Executive Vice President, Treasurer and Co-Head, CIBM Americas

(1)

The Nonqualified Deferred Compensation Plan is described under Savings and Pension Plans on page 194. Ms. Derickson has made prior contributions to the plan, but elected not to make contributions in 2006.

(2)

The Supplemental Tax Reduction Investment Plan (STRIP) is described under Savings and Pension Plans on page 194. Company contributions are invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. For this purpose, compensation includes amounts that would be compensation but for the fact they were deferred under the terms of the HSBC North America Non-Qualified Deferred Compensation Plan. Distributions are made in a lump sum upon termination of employment. These figures are also included in the “Other Compensation” column of the Summary Compensation Table on page 181.

(3)

The figure above represents a distribution from Mr. Petri’s participation in the HSBC Investment Banking and Markets 2001Notional Co-Investment Plan. This plan allowed the participant to waive some or all of a discretionary cash bonus and have the notional amount contributed as a deemed investment in European private equity and technology transactions through the HSBC Private Equity Partnership Scheme and the HPE Technology Fund.

Potential Payments Upon Termination Or Change-In-Control

The following tables describe the payments that HUSI would be required to make as of December 31, 2006 to Ms. Derickson, Mr. McKenna, Mr. Belfatto, Mr. Young and Ms. Burak as a result of their termination, retirement, disability or death or a change in control of the company as of that date. The specific circumstances that would trigger such payments are identified in the tables. The amounts and terms of such payments are defined by HSBC’s employment and severance policies, the particular terms of any equity-based awards and, in the case of Ms. Derickson and Mr. Young, Ms. Derickson’s employment agreement and Mr. Young’s offer letter.

Mr. Glynn retired as President and Chief Executive Officer as of December 31, 2006. The amounts paid to Mr. Glynn by HUSI were agreed to in an agreement between Mr. Glynn and HNAH entered into in connection with his retirement. Similarly, the amounts paid to Mr. Petri in connection with his retirement in 2006 were agreed to in a separation agreement between Mr. Petri and HBUS. These agreements are summarized in the 2006 CD&A under Compensation of Officers Reported in the Summary Compensation Table. Mr. McDonagh resigned his position with HUSI and was appointed Group Executive of HSBC Finance Corporation, an affiliate of HUSI, in 2006. His resignation and appointment did not trigger a payment obligation on the part of HUSI. In addition, the termination of Mr. McDonagh’s employment with HSBC Finance Corporation for any reason would not trigger a payment obligation on the part of HUSI. As a result, no additional information for Messrs. Glynn, Petri or McDonagh is required or provided below.

Sandra L. Derickson

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability	Normal Retirement	Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death	Change in Control Termination
Cash Compensation
Base Salary	—	—	—	$875,000	(1)	—	$875,000	(1)	—		—
Short Term Incentive	—	—	—	1,593,750	(1)	—	1,593,750	(1)	—		—
Long Term Incentive
Performance Shares (6)	—	$2,317,332	(2) $2,317,332	(2) 2,317,332	(2)	—	2,317,332	(2)	$5,419,177	(3)	$2,317,332	(2)
Stock Options: Unvested and Accelerated	—	—	—	222,583	(4)	—	222,583	(4)	222,583	(4)	—
Restricted Stock (6): Unvested and Accelerated	—		—	8,092,333	(5)	—	8,092,333	(5)	$8,092,333	(5)	—
Benefits and Perks
Healthcare	—	—	—	28,366			28,366		—		—
Life Insurance	—	—	—	1,800			1,800		—		—
Financial Planning	—	—	—	20,000			20,000		—		—
Umbrella Liability	—	—	—	3,700			3,700		—		—

(1)

As of December 31, 2006, Ms. Derickson has an employment agreement, which stipulates that she will receive her current salary and 75 percent of the average of her bonus in the years 2003, 2004 and 2005 from the date of termination through March 28, 2008. The figures above assume a termination date of December 31, 2006.

(2)

The figures above represent the pro-rata portion of the Performance Shares, assuming “good leaver” status is granted by REMCO, that would vest three years from the date of grant assuming a termination date of December 31, 2006, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006. For an explanation of the performance conditions, please refer to Footnote 2 of the Grants of Plan-Based Awards Table.

(3)

The figure above represents a full vest of the Performance Shares that would vest three years from the date of grant assuming a termination date of December 31, 2006, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(4)

In the event of death, the figure represents accelerated vesting of 100 percent of the outstanding, unvested stock options assuming the difference between the strike price and the fair market value of HSBC ordinary shares on December 29, 2006. The amounts represent outstanding unvested stock options that would continue to vest according to schedule, if REMCO approves such continued vesting, if a termination was involuntary not for cause, or voluntary for good reason, and assumes the satisfaction of all applicable performance conditions.

(5)

The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2006 and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(6)	Does not include additional awards accumulated through December 31, 2006, the assumed date of termination.

John J. McKenna

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement	Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Cash Compensation
Base Salary	—	—		—	$250,038	(1)	—	—		—		—
Short Term Incentive	—	—		—	381,934	(1)	—	—		—		—
Long Term Incentive
Performance Shares (6)	—	$309,491	(2)	—	309,491	(3)	—	—		$309,491	(5)	$309,491	(3)
Restricted Stock (6): Unvested and Accelerated	—	208,164	(4)	—	208,164	(4)	—	$208,164	(4)	602,811	(5)	208,164	(4)

(1)	Under the terms of the HSBC Severance Policy, Mr. McKenna would receive 40 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The figures above represent the bonus payment earned in 2006 assuming a termination date of December 31, 2006.
(2)

The figures above represent accelerated vesting of 100 percent of the outstanding Performance Shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2006 and that the performance test has been passed using the month end prior to exit date as the performance period. The amount has been calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006. If the performance test is not passed, 100 percent of the award remains outstanding and the performance condition is re-tested on the third, fourth and fifth anniversary of the award date. If the performance condition is not passed by the fifth anniversary, the shares are forfeited.

(3)

The figures above represent accelerated vesting of 100 percent of the outstanding Performance Shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2006 and that the performance test has been passed using the month end prior to exit date as the performance period. The amount has been calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006. If the performance test is not passed, the shares are forfeited.

(4)

The figure represent a pro-rata portion of the March 31, 2005 and March 31, 2006 outstanding restricted share awards based on the number of months elapsed between the date of grant and date of termination assuming a termination date of December 31, 2006 and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(5)

The figures above represent a full vest of the outstanding shares assuming a termination date of December 31, 2006, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(6)	Does not include additional awards accumulated through December 31, 2006, the assumed termination date.

Joseph A. Belfatto

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement	Involuntary Not for Cause Termination	For Cause Termination		Voluntary for Good Reason Termination	Death		Change in Control Termination
Cash Compensation
Base Salary	—	—		—	$57,692	(1)	—	—	—		—
Short Term Incentive	—	—		—	—		—	—	—		—
Long Term Incentive
Restricted Stock (4): Unvested and Accelerated	—	$2,659,775	(2)	—	$2,659,775	(2)	—	—	$2,659,775	(2)	$2,659,775	(3)

(1)

Under the terms of the HSBC Severance Policy, Mr. Belfatto will receive 12 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The figures above represent the bonus payment earned in 2006 assuming a termination date of December 31, 2006.

(2)

The figures above represent continued vesting of the outstanding restricted shares assuming a termination date of December 31, 2006 and assuming “good leaver” status is granted by REMCO, which shares will be released according to the original vesting schedule. The figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(3)

The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2006 and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(4)	Does not include additional awards accumulated through December 31, 2006, the assumed termination date.

Marlon Young

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability	Normal Retirement		Involuntary Not for Cause Termination	For Cause Termination		Voluntary Good Reason Termination		Death		Change in Control Termination
Cash Compensation
Base Salary	—	—	—		$86,538	(1)	—	—		—		—
Short Term Incentive	—	$1,000,000	(1)	—	1,000,000	(1)	—	—		$1,000,000	(1)	—
Long Term Incentive
Restricted Stock (4): Unvested and Accelerated	—	2,073,322	(2)	—	2,073,000	(2)	—	$2,073,000	(2)	2,073,000	(2)	$1,573,322	(3)

(1)

Under the terms of the HSBC Severance Policy, Mr. Young will receive 12 weeks of his current salary upon separation from the company. Pursuant to his offer letter, Mr. Young would also receive his guaranteed cash bonus for 2006 and 2007.

(2)

The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2006 and assuming “good leaver” status is granted by REMCO. The figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(3)

The figure above represents a full vest of the outstanding restricted shares assuming a termination date of December 31, 2006 and assuming “good leaver” status is granted by REMCO. These figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(4)	Does not include additional awards accumulated through December 31, 2006, the assumed termination date.

Janet L. Burak

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement	Involuntary Not for Cause Termination	For Cause Termination		Voluntary for Good Reason Termination		Death	Change in Control Termination
Cash Compensation
Base Salary	—	—		—	$215,497	(1)	—	—		—		—
Short Term Incentive	—	—		—	736,383	(1)	—	—		—		—
Long Term Incentive
Performance Shares (9)	—	$364,673	(2)	—	364,673	(2)	—	—		$364,673	(3)	$364,673	(3)
Restricted Stock (9): Unvested and Accelerated	—	$794,118	(4)	—	812,002	(5)	—	$97,549	(6)	$1,438,256	(7)	$714,453	(8)

(1)

Under the terms of the HSBC Severance Policy, Ms. Burak will receive 28 weeks of her current salary upon separation from the company and a pro-rata amount of her earned bonus. The figures above represent the bonus payment earned in 2006 assuming a termination date of December 31, 2006.

(2)

The figures above represent a full vest of the Performance Shares, assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2006, and 100 percent of the performance condition being met on the third anniversary of the date of grant. If the performance condition is not passed on the third anniversary, the award is subject to a re-test provision on the fourth and fifth anniversary of the date of grant. If the performance condition is not passed on the fifth anniversary, the award is forfeited. The amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(3)

The figures above represent a full vest of the Performance Shares that would vest three years from the date of grant assuming a termination date of December 31, 2006, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(4)

The figures above represent (a) a pro-rata portion of the November 20, 2002, March 31, 2005 and March 31, 2006 outstanding restricted share awards based on the number of months elapsed between date of grant and date of termination ($551,039) and (b) a full vest of the 11/3/03 outstanding restricted share award ($243,079) assuming a termination date of December 31, 2006 and assuming “good leaver” status is granted by REMCO. The figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(5)

The figures above represent (a) a pro-rata portion of the March 31, 2005 and March 31, 2006 outstanding restricted share awards based on the number of months elapsed between date of grant and date of termination ($471,374) and (b) a full vest of the November 20, 2002 and November 3, 2003 outstanding restricted share awards ($340,628) assuming a termination date of December 31, 2006 and assuming “good leaver” status is granted by REMCO. The figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(6)

The figures above represent the full vest of the November 20, 2002 outstanding restricted share award assuming a termination date of December 31, 2006 and assuming “good leaver” status is granted by REMCO. The figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(7)

The figures above represent (a) a pro-rata portion of the November 20, 2002 outstanding restricted share award based on the number of months elapsed between date of grant and date of termination ($79,665) and (b) a full vest of the November 3, 2002, March 31, 2005 and March 31, 2006 outstanding restricted share awards ($1,358,591) assuming a termination date of December 31, 2006. The figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(8)

The figures above represent (a) a pro-rata portion of the March 31, 2005 and March 31, 2006 outstanding restricted share awards based on the number of months elapsed between date of grant and date of termination ($471,374) and (b) a full vest of the November 3, 2003 outstanding restricted share award assuming a termination date of December 31, 2006 ($243,079). The figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 29, 2006.

(9)	Does not include additional awards accumulated through December 31, 2006, the assumed date of termination.

Director Compensation

The following table and narrative text discusses the compensation awarded to, earned by or paid to our Directors in 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Salvatore H. Alfiero	$60,000	—	—	—	$25,000	—	$ 85,000
Donald K. Boswell	50,000	—	—	—	—	—	50,000
James H. Cleave	56,000	—	—	—	—	—	56,000
Sandra L. Derickson	—	—	—	—	—	—	—
Frances D. Fergusson	52,500	—	—	—	—	—	52,500
Michael F. Geoghegan	—	—	—	—	—	—	—
Martin J.G. Glynn	—	—	—	—	—	—	—
Stuart T. Gulliver	—	—	—	—	—	—	—
Richard A. Jalkut	83,500	—	—	—	25,000	—	108,500
Peter Kimmelman	56,000				—		56,000
Siddarth N. Mehta	—	—	—	—	—	—	—
Charles G. Meyer, Jr.	52,500	—	—	—	—	—	52,500
James L. Morice	50,000	—	—	—	—	—	50,000

(1)

In 2006, the non-management Directors of HUSI received an annual cash retainer of $50,000 for their services on the boards of HUSI and HBUS (with the exception of Mr. Jalkut, who as Lead Director and Chair of the Executive Committee, received a retainer of $75,000). In addition to the Board retainer, Mr. Cleave, Mr. Jalkut and Mr. Kimmelman each received an additional $6,000 for their membership in the Audit Committee, Mr. Alfiero received an additional $10,000 as Chair of the Audit Committee, Mr. Meyer received an additional $2,500 as Chair of the Fiduciary Committee, Dr. Fergusson received an additional $2,500 as Chair of the Human Resources & Compensation Committee, Mr. Jalkut received an additional $2,500 as Chair of the Nominating & Governance Committee. Other than as stated above, HUSI does not pay additional compensation for committee membership, or meeting attendance fees to its Directors. Directors who are employees of HUSI or any of its affiliates do not receive any additional compensation related to their Board service. In September 2006, the Nominating & Governance Committee reviewed its directors’ compensation philosophy compared to other same sized financial and professional service organizations and determined that the current compensation structure should be reevaluated. Non-management Directors elected prior to 1999 may elect to participate in the HUSI/HBUS Plan for Deferral of Directors’ Fees. Under this plan, they may elect to defer receipt of all or a part of their retainer. The deferred retainers accrue interest on a quarterly basis at the one to two year Employee Extra CD rate in effect on the first business day of each quarter. Upon retirement from the Board, the deferrals plus interest are paid to the Director either in a lump sum or in quarterly or annual installments over a one, five or ten year period. No Director elected to defer receipt of their retainer for 2006.

(2)	HUSI does not grant stock awards to its non-management directors nor do any portion of employee directors’ stock awards reflect services related to their Board positions.
(3)	HUSI does not grant stock option awards to its non-management directors.
(4)

HUSI does not award non-equity incentive plan compensation to its non-management directors nor does any portion of the employee directors’ non-equity incentive plan compensation reflect compensation for services related to their Board positions.

(5)

The HUSI Directors’ Retirement Plan covers non-management directors elected prior to 1998 and excludes those serving as directors at the request of HSBC. Eligible directors with at least five years of service will receive quarterly retirement benefit payments commencing at the later of age 65 or retirement from the Board, and continuing for ten years. The annual amount of the retirement benefit is a percent of the annual retainer in effect at the time of the last Board meeting the director attended. The percentage is 50 percent after five years of service and increases by five percent for each additional year of service to 100 percent upon completion of 15 years of service. If a director who has at least five years of service dies before the retirement benefit has commenced, the director’s beneficiary will receive a death benefit calculated as if the director had retired on the date of death. If a retired director dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to the director’s beneficiary. The plan is unfunded and payment will be made out of the general funds of HUSI or HBUS.

(6)

Non-management directors are offered, on terms that are not more favorable than those available to the general public, a MasterCard/Visa credit card issued by one of our subsidiaries with a credit limit of $15,000. HUSI guarantees the repayment of amounts charged on each card. Under HUSI’s Matching Gift Program, HUSI matches charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), with a double match for the first $500 donated to higher education institutions (both public and private) and eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations. Each current independent Director may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

HSBC USA Inc.’s common stock is 100 percent owned by HSBC North America Inc. (“HNAI”). HNAI is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2007, of HSBC ordinary shares or interests in HSBC ordinary shares and HSBC’s American Depositary Shares, Series A, by each director and the executive officers named in the Summary Compensation Table on page 181, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares. No director or executive officer of HUSI owned any of HUSI’s outstanding series of preferred stock at January 31, 2007.

	Number of HSBC Ordinary Shares Beneficially Owned (1) (2)	HSBC Ordinary Shares That May Be Acquired Within 60 Days By Exercise of Options (3)	HSBC Restricted Shares Released Within 60 Days (4)	Number of HSBC Ordinary Share Equivalents (5)	Total HSBC Ordinary Shares	HSBC Holdings plc American Depositary Shares, Series A (6)
Directors
Salvatore H. Alfiero	259,000	—	—	—	259,000	325,000
Donald K. Boswell	220	—	—	—	220	—
James H. Cleave	220,465	—	—	—	220,465	—
Dr. Frances D. Fergusson	100	—	—	—	100	—
Michael F. Geoghegan	113,525	—	45,449	—	158,974	—
Stuart T. Gulliver	1,192,823	—	—	—	1,192,823	—
Paul J. Lawrence	—	—	—	—	—	—
Richard A. Jalkut	250	—	—	—	250	—
Peter Kimmelman	5,335	—	—	—	5,335	—
Charles G. Meyer, Jr.	—	—	—	—	—	—
James L. Morice	631	—	—	—	631	—
Named Executive Officers						—
Sandra L. Derickson	93,003	661,250	70,710	27,079	852,042	—
Martin J.G. Glynn	80,263	—	—	—	80,263	—
John J. McKenna	3,000	—	—	1,550	4,550	—
Joseph A. Belfatto	26,451	—	71,668	—	98,119	—
Marlon Young	—	—	10,486	—	10,486	—
Janet L. Burak	17,982	80,250	—	—	98,232	—
Brendan McDonagh	40,960	27,900	—	—	68,860	—
Joseph M. Petri	—	—	199,702	—	199,702	—
All directors and executive officers as a group	2,120,240	815,900	398,015	30,156	3,364,311	325,000

(1)	Directors and executive officers have sole voting and investment power over the shares listed above, except as follows.

The number of ordinary shares held by spouses, children and charitable or family foundations for which a director or executive officer does not have voting and investment power and beneficial ownership of which is denied is as follows: Mr. Kimmelman, 1,756; Ms. Burak, 910; and Directors and executive officers as a group, 3,612.

(2)	Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that may be acquired by HUSI’s Directors and executive officers through April 1, 2007 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HUSI’s Directors and executive officers through April 1, 2007 pursuant to the satisfaction of certain conditions.

(5)

Represents the number of ordinary share equivalents owned by executive officers under HSBC-North America (U.S.) Tax Reduction Investment Plan and HSBC-North America Employee Non-Qualified Deferred Compensation Plan. Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(6)	Each depositary share represents one-fortieth of a share of HSBC’s 6.20% Non-Cumulative Dollar Preference Shares, Series A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the fiscal year ended December 31, 2006, HUSI was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than the agreements with Messrs. Glynn and Petri and Ms. Derickson described in Item 11. Executive Compensation - Compensation Discussion and Analysis - Compensation of Officers Reported in the Summary Compensation Table. During 2006, HBUS provided loans to certain directors and executive officers of HUSI and its subsidiaries in the ordinary course of business. Such loans were provided on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to HUSI and do not involve more than the normal risk of collectibility or present other unfavorable features.

HUSI maintains a written Policy for the Review, Approval or Ratification of Transactions with Related Persons, which provides that any “Transaction with a Related Person” must be reviewed and approved or ratified in accordance with specified procedures. The term “Transaction with a Related Person” includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, in which (1) the aggregate dollar amount involved will or may be expected to exceed $120,000 in any calendar year, (2) HUSI or any of its subsidiaries is, or is proposed to be, a participant, and (3) a director or an executive officer, or a member of the immediate family of a director or an executive officer, has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). The following are specifically excluded from the definition of Transaction with a Related Person:

•	compensation paid to directors and executive officers reportable under rules and regulations promulgated by the Securities and Exchange Commission;

•

transactions with other companies if the only relationship of the director, executive officer or family member to the other company is as an employee (other than an executive officer), director or beneficial owner of less than 10 percent of such other company’s equity securities;

•

charitable contributions, grants or endowments by HUSI or any of its subsidiaries to charitable organizations, foundations or universities if the only relationship of the director, executive officer or family member to the organization, foundation or university is as an employee (other than an executive officer) or a director;

•

 transactions where the interest of the director, executive officer or family member arises solely from the ownership of HUSI’s equity securities and all holders of such securities received or will receive the same benefit on a pro rata basis;

•	transactions where the rates or charges involved are determined by competitive bids;

•

loans made in the ordinary course of business on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable loans with persons not related to HUSI or any of its subsidiaries and that do not involve more than the normal risk for collectibility or present other unfavorable features; and

•	transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

The policy requires each director and executive officer to notify the Office of the General Counsel in writing of any Transaction with a Related Person in which the director, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The Office of the General Counsel, through the Corporate Secretary, will deliver a copy of the notice to the Chair of the Nominating & Governance Committee of the Board of Directors. The Nominating & Governance Committee will review the facts of each proposed Transaction with a Related Person at each regularly scheduled committee meeting and approve, ratify or disapprove the transaction.

The vote of a majority of disinterested members of the Nominating & Governance Committee is required for the approval or ratification of any Transaction with a Related Person. The Nominating & Governance Committee may approve or ratify a transaction if the committee determines, in its business judgment, based on the review of all available information, that the transaction is fair and reasonable to, and consistent with the best interests of, HUSI and its subsidiaries. In making this determination, the Nominating & Governance Committee will consider, among other things, (i) the business purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (iii) whether the interest of the director, executive officer or family member in the transaction is material and (iv) whether the transaction would violate any provision of the HSBC North America Holdings Inc. Statement of Business Principles and Code of Ethics, the HSBC USA Inc. Code of Ethics for Senior Financial Officers or the HSBC USA Inc. Corporate Governance Standards, as applicable.

In any case where the Nominating & Governance Committee determines not to approve or ratify a transaction, the matter will be referred to the Office of the General Counsel for review and consultation regarding the appropriate disposition of such transaction including, but not limited to, termination of the transaction, rescission of the transaction or modification of the transaction in a manner that would permit it to be ratified and approved.

Director Independence

The HSBC USA Inc. Corporate Governance Standards, together with the charters of the committees of the Board of Directors, provide the framework for HUSI’s corporate governance. Director independence is defined in the Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange. The HSBC USA Inc. Corporate Governance Standards are incorporated by reference to Exhibit 99.1 of this Form 10-K and are available upon written request made to HSBC USA Inc., 452 Fifth Avenue, New York, New York 10018, Attention: Corporate Secretary.

According to HUSI’s Corporate Governance Standards, a majority of the members of the Board of Directors must be independent. The composition requirement for each committee of the Board of Directors is as follows:

Committee	Independence/ Member Requirements
Audit Committee	Chair and all voting members
Fiduciary Committee	Chair and all voting members
Human Resources & Compensation Committee	Chair and a majority of members
Nominating & Governance Committee	Chair and all voting members
Executive Committee	Chair and all voting members, other than the Chief Executive Officer

Messrs. Alfiero, Boswell, Cleave, Jalkut, Kimmelman, Meyer and Morice and Dr. Fergusson are considered to be independent directors. Mr. Geoghegan currently serves as Group Chief Executive Officer; Mr. Lawrence currently serves as President and Chief Executive Officer of HUSI and HBUS; and Mr. Gulliver currently serves an HSBC Managing Director and Head of CIBM. Because of the positions held by Messrs. Geoghegan, Lawrence and Gulliver, they are not considered to be independent directors.

During 2006, Sandra L. Derickson, Martin J.G. Glynn and Siddharth N. (Bobby) Mehta served as directors of HUSI and HBUS. Ms. Derickson also served as President and Chief Executive Officer – Designate of HUSI and HBUS for part of 2006, Mr. Glynn served as President and Chief Executive Officer of HUSI and HBUS in 2006 and Mr. Mehta served as Chief Executive Officer of HSBC Finance Corporation, another principal subsidiary of HNAH, in 2006. Because of the positions held by Ms. Derickson, Mr. Glynn and Mr. Mehta, they were not considered to be independent directors.

See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance for more information about HUSI’s Board of Directors and its committees.

Item 14. Principal Accounting Fees and Services

Fees billed to HUSI by its auditing firm, KPMG LLP, were as follows.

Year Ended December 31	2006	2005
	(in thousands)
Audit fees:
Auditing of financial statements, quarterly reviews, statutory audits, preparation of comfort letters, consents and review of registration statements	$5,522	$5,137

Audit related fees:
Employee benefit plan audits, due diligence assistance, internal control review assistance, and certain attestation services	467	870

Tax fees:
Tax related research, general tax services in connection with transactions and legislation, and assistance with preparation of certain required filings	34	51

Total KPMG LLP fees	$6,023	$6,058

Audit Committee Pre-approval Policies and Procedures

It is the practice of the Audit Committee of HUSI’s Board of Directors to approve the annual audit fees, including those covering audit services beyond HUSI’s financial statements, before any audit procedures are undertaken. Prior to 2003, management had the implicit pre-approval of the Audit Committee to engage KPMG LLP, or any other professional service firm, to perform tax and other services. Any such services provided by KPMG LLP were reported to the Audit Committee after the fact. Beginning in 2003, the Audit Committee assumed responsibility for pre-approving all auditing services and permitted non-auditing services, including the related fees and terms thereof.

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
3 (i)

Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HUSI’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000, Exhibit 3 to HUSI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 9, 2000, Exhibits 3.2 and 3.3 to HUSI’s Current Report on Form 8-K dated March 30, 2005, filed with the Securities and Exchange Commission on April 4, 2005, Exhibit 3.2 to HUSI’s Current Report on Form 8-K dated October 11, 2005 and filed with the Securities and Exchange Commission on October 14, 2005 and Exhibit 3.1 to HUSI’s Current Report on Form 10-Q dated May 16, 2006, filed with the Securities and Exchange Commission on May 22, 2006).

	3 (ii)	By-Laws dated February 5, 2007.

4 (i)

Senior Indenture, dated as of October 24, 1996, by and between HUSI and Bankers Trust Company, as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 1 to HUSI’s registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002, Exhibit 4.1 to HUSI’s Current Report on Form 8-K dated November 21, 2005 and filed with the Securities and Exchange Commission on November 28, 2005).

4 (ii)

Subordinated Indenture, dated as of October 24, 1996, by and between HUSI and Bankers Trust Company, as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HUSI’s registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002.

	12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

	14	Code of Ethics for Senior Financial Officers

18

Letter from Independent Accountant Regarding Change in Accounting Principles (incorporated by reference to Exhibit 18 to HUSI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 13, 2006).

	21	Subsidiaries of HSBC USA Inc.

	23	Consent of Independent Registered Public Accounting Firm

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99 (i)	HSBC USA Inc. Corporate Governance Standards

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA Inc.

Registrant

/s/ Janet L. Burak

Janet L. Burak
Senior Executive Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 5, 2007 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ John J. McKenna	Michael F. Geoghegan*
Chairman of the Board
John J. McKenna
Senior Executive Vice President and	Salvatore H. Alfiero* Director
Chief Financial Officer	Donald K. Boswell* Director
(Principal Financial Officer)	James H. Cleave* Director
Frances D. Fergusson* Director
Paul J. Lawrence*
Director, President and Chief Executive Officer

Stewart T. Gulliver * Director
/s/ Clive R. Bucknall	Richard A. Jalkut* Director

Clive R. Bucknall	Peter Kimmelman* Director
Chief Accounting Officer	Charles G. Meyer, Jr.* Director
(Principal Accounting Officer)	James L. Morice* Director

* /s/ Janet L. Burak

Janet L. Burak
Attorney-in-fact