Form 10-Q
period 2007-03-31
HSBC USA INC /MD/
filed 2007-05-14
CIK 83246

CONFORMED

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At April 30, 2007, there were 706 shares of the registrant’s Common Stock outstanding, all of which are owned by HSBC North America Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None

HSBC USA Inc.
Form 10-Q

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended March 31,
	2007	2006

	(in millions)
Interest income:
Loans	$1,442	$1,286
Securities	288	263
Trading assets	141	108
Short-term investments	219	126
Other	32	14

Total interest income	2,122	1,797

Interest expense:
Deposits	889	649
Short-term borrowings	71	73
Long-term debt	372	340

Total interest expense	1,332	1,062

Net interest income	790	735
Provision for credit losses	205	157

Net interest income after provision for credit losses	585	578

Other revenues:
Trust income	23	22
Service charges	53	47
Credit card fees	178	122
Other fees and commissions	109	102
HSBC affiliate income	47	55
Other income	46	4
Residential mortgage banking revenue	20	23
Trading revenues	137	279
Securities gains, net	21	4

Total other revenues	634	658

Operating expenses:
Salaries and employee benefits	338	315
Occupancy expense, net	58	51
Support services from HSBC affiliates	279	265
Other expenses	168	154

Total operating expenses	843	785

Income before income tax expense	376	451
Income tax expense	103	143

Net income	$273	$308

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

	March 31,		December 31,
	2007		2006

	(in millions)
Assets
Cash and due from banks	$3,076		$3,359
Interest bearing deposits with banks	3,596		2,320
Federal funds sold and securities purchased under resale agreements	16,597		13,775
Trading assets	27,899		26,038
Securities available for sale	18,471		19,783
Securities held to maturity (fair value of $3,040 at March 31, 2007 and December 31, 2006)	2,954		2,972
Loans	88,893		90,237
Less - allowance for credit losses	862		897

Loans, net	88,031		89,340

Properties and equipment, net	543		540
Intangible assets	531		521
Goodwill	2,716		2,716
Other assets	8,109		7,593

Total assets	$172,523		$168,957

Liabilities
Deposits in domestic offices:
Noninterest bearing	$11,661		$12,813
Interest bearing (includes $1,127 million and $1,322 million of deposits recorded at fair value at March 31, 2007 and December 31, 2006, respectively)	69,365		63,942
Deposits in foreign offices:
Noninterest bearing	1,043		727
Interest bearing	25,445		27,068

Total deposits	107,514		104,550

Trading liabilities	14,060		14,046
Short-term borrowings	5,932		5,073
Interest, taxes and other liabilities	3,983		3,775
Long-term debt	28,838		29,252

Total liabilities	160,327		156,696

Shareholders’ equity
Preferred stock	1,690		1,690
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 706 shares issued and outstanding)	—	(1)	—	(1)
Capital surplus	8,122		8,124
Retained earnings	2,605		2,661
Accumulated other comprehensive loss	(221)		(214)

Total common shareholder’s equity	10,506		10,571

Total shareholders’ equity	12,196		12,261

Total liabilities and shareholders’ equity	$172,523		$168,957

The accompanying notes are an integral part of the consolidated financial statements.

(1)    Less than $500 thousand

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three months ended March 31,
	2007	2006

	(in millions)
Preferred stock
Balance, January 1 and March 31,	$1,690	$1,316

Common stock
Balance, January 1 and March 31,	— (1)	— (1)

Capital surplus
Balance, January 1,	8,124	8,118
Capital contribution from parent	1	2
Employee benefit plans and other	(3)	4

Balance, March 31,	8,122	8,124

Retained earnings
Balance, January 1,	2,661	2,172
Net income	273	308
Cash dividends declared on preferred stock	(24)	(16)
Cash dividends declared on common stock	(305)	—
Cumulative effect of change in accounting for mortgage servicing assets	—	(4)

Balance, March 31,	2,605	2,460

Accumulated other comprehensive income
Balance, January 1,	(214)	(12)

Net change in net unrealized losses on securities available for sale, net of tax	9	(107)
Net change in net unrealized (losses) gains on derivatives classified as cash flow hedges, net of tax	(25)	21
Net change in net unrealized gains on interest only strip receivables, net of tax	—	(2)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	9	—
Foreign currency translation adjustments, net of tax	— (1)	(1)

Other comprehensive loss, net of tax	(7)	(89)

Balance, March 31,	(221)	(101)

Total shareholders’ equity, March 31,	$12,196	$11,799

Comprehensive income
Net income	$273	$308
Other comprehensive loss	(7)	(89)

Comprehensive income	$266	$219

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2007	2006

	(in millions)
Cash flows from operating activities
Net income	$273	$308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and deferred taxes	31	142
Provision for credit losses	205	157
Net change in other assets and liabilities	(365)	(100)
Net change in loans held for sale to HSBC Markets (USA) Inc. (HMUS):
Loans acquired from originators	(3,221)	(5,236)
Sales of loans to HMUS	2,592	3,675
Net change in other loans held for sale	43	79
Net change in loans attributable to tax refund anticipation loans program:
Originations of loans	(17,039)	(15,909)
Sales of loans to HSBC Finance Corporation	17,204	15,882
Net change in trading assets and liabilities	(1,741)	(2,026)
Net change in fair value of derivatives and hedged items	478	24

Net cash used in operating activities	(1,540)	(3,004)

Cash flows from investing activities
Net change in interest bearing deposits with banks	(1,276)	(3,775)
Net change in federal funds sold and securities purchased under resale agreements	(2,822)	(1,213)
Net change in securities available for sale:
Purchases of securities available for sale	(2,308)	(2,064)
Proceeds from sales of securities available for sale	2,692	1,289
Proceeds from maturities of securities available for sale	725	602
Net change in securities held to maturity:
Purchases of securities held to maturity	(58)	(380)
Proceeds from maturities of securities held to maturity	76	364
Net change in loans:
Originations, net of collections	7,029	7,989
Loans purchased from HSBC Finance Corporation	(5,408)	(5,089)
Net cash used for acquisitions of properties and equipment	(21)	(27)
Other, net	4	(27)

Net cash used in investing activities	(1,367)	(2,331)

Cash flows from financing activities
Net change in deposits	2,964	1,489
Net change in short-term borrowings	859	1,349
Net change in long-term debt:
Issuance of long-term debt	910	1,943
Repayment of long-term debt	(1,778)	(500)
Other (decreases) increases in capital surplus	(2)	6
Dividends paid	(329)	(16)

Net cash provided by financing activities	2,624	4,271

Net change in cash and due from banks	(283)	(1,064)
Cash and due from banks at beginning of period	3,359	4,441

Cash and due from banks at end of period	$3,076	$3,377

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH), which is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, HUSI), including its principal subsidiary, HSBC Bank USA, National Association (HBUS), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. These unaudited interim financial statements should be read in conjunction with HUSI’s Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Form 10-K). Certain reclassifications have been made to prior period amounts to conform to the current period presentations. The accounting and reporting policies of HUSI are consistent, in all material respects, with those used to prepare the 2006 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 17 of these unaudited interim consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Note 2. Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	March 31, 2007	December 31, 2006

	(in millions)
Trading assets:
U.S. Treasury	$852	$646
U.S. Government agency	2,656	1,902
Asset backed securities	3,070	3,053
Corporate bonds	1,530	1,420
Other securities	5,174	4,903
Precious metals	4,063	2,716
Fair value of derivatives	10,554	11,398

	$27,899	$26,038

Trading liabilities:
Securities sold, not yet purchased	$2,781	$1,914
Payables for precious metals	1,496	1,336
Fair value of derivatives	9,783	10,796

	$14,060	$14,046

Note 3. Securities

At March 31, 2007 and December 31, 2006, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government agencies and U.S. Government sponsored enterprises) with a book value that exceeded 10% of shareholders’ equity. The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios are summarized in the following tables.

March 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$701	$—	$(9)	$692
U.S. Government sponsored enterprises (1)	10,496	29	(306)	10,219
U.S. Government agency issued or guaranteed	3,587	4	(66)	3,525
Obligations of U.S. states and political subdivisions	649	2	(8)	643
Asset backed securities	1,081	1	(3)	1,079
Other domestic debt securities	1,459	3	(15)	1,447
Foreign debt securities	825	7	(2)	830
Equity securities	30	7	(1)	36

Securities available for sale	$18,828	$53	$(410)	$18,471

Securities held to maturity:
U.S. Government sponsored enterprises (1)	$1,847	$53	$(11)	$1,889
U.S. Government agency issued or guaranteed	570	27	(1)	596
Obligations of U.S. states and political subdivisions	315	18	—	333
Other domestic debt securities	170	2	(2)	170
Foreign debt securities	52	—	—	52

Securities held to maturity	$2,954	$100	$(14)	$3,040

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$1,535	$3	$(8)	$1,530
U.S. Government sponsored enterprises (1)	10,682	30	(257)	10,455
U.S. Government agency issued or guaranteed	3,793	6	(72)	3,727
Obligations of U.S. states and political subdivisions	515	4	(1)	518
Asset backed securities	578	1	(3)	576
Other domestic debt securities	1,343	3	(19)	1,327
Foreign debt securities	860	7	(3)	864
Equity securities	775	11	—	786

Securities available for sale	$20,081	$65	$(363)	$19,783

Securities held to maturity:
U.S. Government sponsored enterprises (1)	$1,845	$43	$(17)	$1,871
U.S. Government agency issued or guaranteed	584	25	(2)	607
Obligations of U.S. states and political subdivisions	325	19	—	344
Other domestic debt securities	167	2	(2)	167
Foreign debt securities	51	—	—	51

Securities held to maturity	$2,972	$89	$(21)	$3,040

(1)	Includes primarily mortgage backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

Gross unrealized losses and related fair values, classified as to the length of time the losses have existed, are summarized in the following tables.

	One Year or Less				Greater Than One Year

March 31, 2007	Number of Securities	Gross Unrealized Losses		Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	1	$	*	$152	3	$(9)	$440
U.S. Government sponsored enterprises (1)	90		(54)	1,320	593	(252)	6,946
U.S. Government agency issued or guaranteed	288		(10)	882	659	(56)	2,368
Obligations of U.S. states and political subdivisions	41		(8)	273	2	*	23
Asset backed securities	5		(1)	554	19	(2)	291
Other domestic debt securities	6		*	88	58	(15)	951
Foreign debt securities	3		*	141	9	(2)	212
Equity securities	—		—	—	1	(1)	23

Securities available for sale	434		$(73)	$3,410	1,344	$(337)	$11,254

Securities held to maturity:
U.S. Government sponsored enterprises (1)	8	$	*	$2	22	$(11)	$389
U.S. Government agency issued or guaranteed	—		—	—	207	(1)	41
Obligations of U.S. states and political subdivisions	1		*	1	4	*	2
Other domestic debt securities	3		(1)	31	5	(1)	40
Foreign debt securities	2		*	52	—	—	—

Securities held to maturity	14		$(1)	$86	238	$(13)	$472

	One Year or Less				Greater Than One Year

December 31, 2006	Number of Securities	Gross Unrealized Losses		Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	8		$(1)	$527	6	$(7)	$566
U.S. Government sponsored enterprises (1)	211		(114)	3,158	482	(143)	5,042
U.S. Government agency issued or guaranteed	691		(40)	2,334	268	(32)	1,076
Obligations of U.S. states and political subdivisions	12		(1)	85	3	*	27
Asset backed securities	6		*	81	19	(3)	293
Other domestic debt securities	10		(1)	153	56	(18)	910
Foreign debt securities	6		(1)	191	11	(2)	227

Securities available for sale	944		$(158)	$6,529	845	$(205)	$8,141

Securities held to maturity:
U.S. Government sponsored enterprises (1)	23	$	*	$15	22	$(17)	$389
U.S. Government agency issued or guaranteed	49		*	21	169	(2)	35
Obligations of U.S. states and political subdivisions	1		*	*	9	*	4
Other domestic debt securities	2		*	22	4	(2)	33
Foreign debt securities	2		*	51	—	—	—

Securities held to maturity	77	$	*	$109	204	$(21)	$461

(1)	Includes primarily mortgaged-backed securities issued by FNMA and FHLMC.

*	Less than $500 thousand.

Gross unrealized losses within the available for sale securities portfolio increased during the three months ended March 31, 2007 due to the impact of general increases in market interest rates on HUSI’s portfolios, which are primarily fixed rate securities. Since substantially all of these securities are high credit grade (i.e., AAA or AA), and HUSI has the ability and intent to hold these securities until maturity or a market price recovery, they are not considered to be other than temporarily impaired.

Note 4. Loans

A distribution of the loan portfolio, including loans held for sale, is summarized in the following table.

	March 31, 2007		December 31, 2006

	Total Loans	Held for Sale Included in Total Loans	Total Loans	Held for Sale Included in Total Loans

	(in millions)
Commercial:
Construction and other real estate	$8,595	$3	$8,918	$102
Other commercial	20,937	—	20,564	—

	29,532	3	29,482	102

Consumer:
Residential mortgage	39,496	4,893	39,808	4,227
Credit card receivables	17,313	—	18,260	—
Other consumer loans	2,552	412	2,687	394

	59,361	5,305	60,755	4,621

Total loans	$88,893	$5,308	$90,237	$4,723

Loans pledged as collateral are summarized in Note 11 on page 17 of this Form 10-Q.

Loans Held for Sale

Loans held for sale primarily include sub-prime residential mortgage loans acquired from unaffiliated third parties and from HSBC Finance Corporation, with the intent of selling the loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). Loans held for sale to HMUS increased $.6 billion in the first quarter of 2007 to $3.7 billion at March 31, 2007.

Loans held for sale are recorded at the lower of aggregate cost or market value. Aggregate cost exceeded market value at March 31, 2007 and 2006. Changes in the valuation allowance utilized to adjust loans held for sale to market value are summarized in the following table.

	2007			2006

	Valuation Allowance Related to			Valuation Allowance Related to

Three months ended March 31	Loans Held for Sale to HMUS	Other Loans Held for Sale	Total	Loans Held for Sale to HMUS	Other Loans Held for Sale	Total

	(in millions)
Balance at beginning of period	$(26)	$(3)	$(29)	$(11)	$(15)	$(26)
(Increase) decrease in allowance for net changes in market value	(10)	1	(9)	(79)	(5)	(84)
Releases of valuation allowance for loans sold	12	—	12	40	—	40

Balance at end of period	$(24)	$(2)	$(26)	$(50)	$(20)	$(70)

Loans held for sale to HMUS are subject to interest rate risk, in that their value will change as a result of changes in the interest rate environment. Interest rate risk is mitigated through an active economic hedging program to offset changes in value of the loans held for sale. Trading related revenues related to this economic hedging program, which include net interest income and trading revenues were $2 million and $84 million for the first three months of 2007 and 2006, respectively.

Concentrations of Credit Risk

HUSI enters into a variety of transactions in the normal course of business that involve both on- and off-balance sheet credit risk. Principal among these activities is lending throughout the United States and internationally to various commercial, institutional, governmental and individual customers.

For all lending activities, including loans with the concentrations of credit risk described below, HUSI utilizes high underwriting standards and prices loans in a manner that is appropriate to compensate for risk. HUSI controls the varying degrees of credit risk involved in on- and off-balance sheet transactions through specific credit policies that provide for a strict approval, monitoring and reporting process. Varying degrees and types of collateral are required from borrowers, depending upon management’s credit evaluation for each loan.

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. HUSI’s concentrations of credit risk primarily relate to its residential mortgage loan portfolio.

HUSI originates certain residential mortgage loans that have high loan-to-value (high LTV) ratios and no mortgage insurance, which could result in potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

HUSI also originates interest-only residential mortgage loans that allow borrowers to pay only the accruing interest for a period of time, which results in lower payments during the initial loan period. Depending on a customer’s financial situation, the subsequent increase in the required payment attributable to loan principal could affect a customer’s ability to repay the loan at some future date when the interest rate resets and/or principal payments are required.

Outstanding balances of high LTV and interest-only residential mortgage loans are summarized in the following table.

	March 31, 2007	December 31, 2006

	(in millions)
Residential mortgage loans with high LTV and no mortgage insurance	$2,562	$2,717
Interest-only residential mortgage loans	7,254	7,537

Total	$9,816	$10,254

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude loans held for sale.

	March 31, 2007	December 31, 2006

	(in millions)
Closed end:
First lien	$30,890	$31,876
Second lien	568	474
Revolving:
Second lien	3,145	3,231

Total	$34,603	$35,581

HUSI also offers adjustable rate residential mortgage loans which allow it to adjust pricing on the loan in line with market movements. As interest rates have risen over the last three years, many adjustable rate loans are expected to require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect the customer’s ability to repay the loan after the adjustment. At March 31, 2007, HUSI had approximately $20.3 billion in adjustable rate residential mortgage loans. For the remainder of 2007, approximately $2.0 billion of adjustable rate residential mortgage loans will experience their first interest rate reset. In 2008, approximately $3.5 billion of adjustable rate residential mortgage loans will experience their first interest rate reset.

Credit Quality Statistics

Nonaccruing loans information is summarized in the following table.

	March 31, 2007	December 31, 2006

	(in millions)
Nonaccruing loans
Commercial:
Construction and other real estate	$41	$33
Other commercial	86	69

Total commercial	127	102

Consumer:
Residential mortgages	179	182
Credit card receivables	1	1

Total consumer loans	180	183

Total nonaccruing loans	$307	$285

Interest income on nonaccruing loans is summarized in the following table.

Three months ended March 31	2007	2006

	(in millions)
Interest income on nonaccruing loans:
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$5	$5
Amount actually recorded	2	1

Additional credit quality statistics are summarized in the following table.

	March 31, 2007	December 31, 2006

	(in millions)
Accruing loans contractually past due 90 days or more as to principal or interest:
Total commercial	$24	$22

Consumer:
Residential mortgages	7	11
Credit card receivables	318	339
Other consumer loans	15	16

Total consumer loans	340	366

Total accruing loans contractually past due 90 days or more	$364	$388

Impaired loans:
Balance at end of period	$127	$100
Amount with impairment reserve	31	35
Impairment reserve	14	13

Other real estate and owned assets:
Balance at end of period	$61	$53

Note 5. Allowance for Credit Losses

Changes in the allowance for credit losses are summarized in the following table.

Quarter ended March 31	2007	2006

	(in millions)
Beginning balance	$897	$846
Allowance related to disposal of certain private label credit card receivables	—	(6)
Net charge offs:
Charge offs	(305)	(230)
Recoveries	65	70

	(240)	(160)

Provision charged to income	205	157

Ending balance	$862	$837

Credit quality statistics are provided in Note 4 of these consolidated financial statements, beginning on page 12 of this Form 10-Q.

Note 6. Intangible Assets

The composition of intangible assets is summarized in the following table.

	March 31, 2007	December 31, 2006

	(in millions)
Mortgage servicing rights	$486	$474
Other	45	47

Total intangible assets	$531	$521

          Mortgage Servicing Rights (MSRs)

HUSI has one class of MSRs arising from sales of residential mortgage loans. HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. HUSI receives a fee for servicing the related residential mortgage loans. Servicing fee income of $28 million and $23 million for the first quarter of 2007 and 2006, respectively, is recorded in residential mortgage banking revenue in the consolidated statement of income.

MSRs are subject to interest rate risk, in that their value will fluctuate as a result of changes in the interest rate environment. Interest rate risk is mitigated through an active economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail beginning on page 60 of this Form 10-Q.

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

Fair value of MSRs is calculated using the following critical assumptions.

	March 31, 2007	December 31, 2006

Annualized constant prepayment rate (CPR)	20.40%	20.80%
Constant discount rate	10.47%	10.34%
Weighted average life	4.8 years	4.8 years

The following table summarizes MSRs activity for the three months ended March 31, 2007 and 2006, respectively.

Three months ended March 31	2007	2006

	(in millions)
Fair value of MSRs:
Beginning balance	$474	$418
Additions related to loan sales	30	23
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	6	45
Realization of cash flows	(24)	(21)

Ending balance	$486	$465

Note 7. Goodwill

During the second quarter of 2006, HUSI completed its annual impairment test of goodwill. In order to conform its testing date with that of HSBC and other HSBC affiliates, HUSI changed its accounting policy for the impairment testing date and completed an additional impairment test of goodwill in the third quarter of 2006. At both testing dates, HUSI determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized. In 2007 and subsequent years, the annual impairment test of goodwill will continue to be completed in the third quarter. During the three months ended March 31, 2007, there were no material events or transactions which warranted consideration for their impact on recorded book values assigned to goodwill.

Note 8. Income Taxes

The following table presents HUSI’s effective tax rates.

Three months ended March 31	2007	2006

Effective tax rate	27.4%	31.7%

During the first quarter of 2007, after completing a review of its deferred income taxes, HUSI increased the carrying value of its net deferred tax assets and decreased deferred tax expense by $28 million, thereby reducing the effective tax rate by 7.5%. In addition, the rate was further decreased by a decline in state and local tax liabilities due to changes in tax laws, a shift of earnings from high tax to low tax jurisdictions, to an overall decreased level of earnings and to a higher level of low income housing tax credits. Excluding the effect of the one-time adjustments in 2006 and 2007, the effective tax rate for the first quarter of 2007 declined .7% over the comparable quarter in 2006.

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

HUSI adopted FASB Interpretation No. 48 (FIN 48) effective January 1, 2007 (refer to Note 17 on page 25 of this Form 10-Q). The adoption resulted in the recognition of additional current tax liabilities and offsetting deferred tax assets of $11 million. The total amount of unrecognized tax benefits as of January 1, 2007 was $86 million. The state tax portion of this amount is reflected gross and not reduced by federal tax effect. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $54 million.

Major taxing jurisdictions for HUSI and tax years for each that remain subject to examination are as follows:

U.S. Federal	2004 and later
New York State	1992 and later
New York City	1995 and later

HUSI does not anticipate that any significant tax positions have a reasonable possibility of being effectively settled within the next 12 months.

HUSI recognizes accrued interest related to unrecognized tax benefits in other operating expenses. As of January 1, 2007, HUSI had accrued $16 million for the payment of interest.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table.

	March 31, 2007	December 31, 2006

	(in millions)
Senior debt	$23,515	$23,913
Subordinated debt	5,307	5,322
All other	16	17

Total long-term debt	$28,838	$29,252

Senior debt includes $1,135 million and $902 million of debt instruments recorded at fair value at March 31, 2007 and December 31, 2006, respectively.

Note 10. Related Party Transactions

In the normal course of business, HUSI conducts transactions with HSBC and its subsidiaries (HSBC affiliates). These transactions occur at prevailing market rates and terms. All extensions of credit by HUSI to other HSBC affiliates are legally required to be secured by eligible collateral. Related party balances and the income and expense generated by related party transactions are summarized in the following table.

	March 31, 2007	December 31, 2006

	(in millions)
Assets:
Cash and due from banks	$238	$179
Interest bearing deposits with banks	123	59
Federal funds sold and securities purchased under resale agreements	118	141
Trading assets (1)	11,210	6,895
Loans	1,564	819
Other	1,383	1,192

Total assets	$14,636	$9,285

Liabilities:
Deposits	$11,760	$12,232
Trading liabilities (1)	10,911	6,473
Short-term borrowings	247	464
Other	336	255

Total liabilities	$23,254	$19,424

(1)	Trading assets and liabilities exclude the impact of netting in accordance with FASB Interpretation No. 39.

Three months ended March 31	2007	2006

	(in millions)
Interest income	$25	$11
Interest expense	103	100
Other revenues:
Gains on sales of loans to HMUS	1	17
Gains on sales of refund anticipation loans to HSBC Finance Corporation	22	19
Other HSBC affiliates income	24	19
Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation	119	116
Fees paid to HMUS	57	56
Fees paid to HSBC Technology & Services (USA) Inc. (HTSU) for technology services	61	57
Fees paid to other HSBC affiliates	42	36

Transactions Conducted with HSBC Finance Corporation

•

By agreement, HUSI purchases receivables generated by private label and MasterCard1/Visa[2] credit card relationships on a daily basis at a value determined by an independent third party, which approximates fair value. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. Activity related to these portfolios is summarized in the following table.

	Private Label		MasterCard/Visa

Quarter ended March 31	2007	2006	2007	2006

	(in millions)
Receivables acquired from HSBC Finance Corporation:
Balance at beginning of period	$16,973	$14,355	$1,287	$1,159
Receivables acquired	4,815	4,576	592	513
Customer payments, net charge offs and other activity	(5,827)	(5,599)	(527)	(543)

Balance at end of period	$15,961	$13,332	$1,352	$1,129

Premiums paid to HSBC Finance Corporation:
Balance at beginning of period	$188	$320	$15	$12
Premiums paid	78	77	16	8
Amortization	(110)	(158)	(12)	(8)

Balance at end of period	$156	$239	$19	$12

•

Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

•

HUSI’s wholly-owned subsidiaries HBUS and HSBC Trust Company (Delaware), N.A. (HTCD) are the originating lenders for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which is managed by HSBC Finance Corporation. By agreement, HBUS and HTCD process applications, funds and subsequently sells these loans to HSBC Finance Corporation. During the three months ended March 31, 2007, approximately $17 billion of loans were originated by HBUS and HTCD and sold to HSBC Finance Corporation, resulting in gains of approximately $22 million and fees paid to HSBC Finance Corporation of $4 million. For the same 2006 period, $16 billion of loans were sold to HSBC Finance Corporation, resulting in gains of $19 million and fees paid of $3 million.

•

Certain of HUSI’s consolidated subsidiaries have lines of credit totaling $2.3 billion with HSBC Finance Corporation. There were no balances outstanding under any of these lines of credit at March 31, 2007 or December 31, 2006.

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

•

In June 2005, HUSI began acquiring residential mortgage loans, excluding servicing, from unaffiliated third parties and subsequently selling these acquired loans to HMUS (refer to Note 4 on page 10 of this Form 10-Q). HUSI maintains no ownership interest in the residential mortgage loans after sale. HUSI sold $2.6 billion and $3.7 billion of loans to HMUS during the first three months of 2007 and 2006, respectively. Total gains on sale were $1 million and $17 million during the first three months of 2007 and 2006, respectively.

[1]	MasterCard is a registered trademark of MasterCard International, Incorporated.

[2]	Visa is a registered trademark of Visa USA, Inc.

•

During the first quarter of 2007, as part of a strategy to consolidate certain investments into a common HSBC entity in North America, HUSI sold certain non-marketable investments to HMUS resulting in total net gains of $6 million. The carrying value of these investments totaled $10 million at the time of the sale.

Support Services from HSBC Technology & Services (USA) Inc.

HSBC’s technology services in North America are centralized within HSBC Technology & Services (USA) Inc. (HTSU). Technology related assets and software acquired for HUSI are generally purchased and owned by HTSU. Pursuant to a master service level agreement, HTSU charges HUSI for equipment related costs and technology.

Other Transactions with HSBC Affiliates

HUSI has a $2 billion line of credit with HSBC which was unused at March 31, 2007 and December 31, 2006.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $1.4 billion, of which $201 million and $172 million was outstanding at March 31, 2007 and December 31, 2006, respectively.

HUSI utilizes other HSBC affiliates for global outsourcing initiatives and, to a lesser extent, for treasury and traded markets services.

HUSI routinely enters into derivative transactions with HSBC Finance Corporation and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues, derivative contracts or other financial transactions with unaffiliated third parties. The fair value of derivative receivables related to these contracts was approximately $11 billion and $7 billion at March 31, 2007 and December 31, 2006, respectively. HUSI, within its Corporate, Investment Banking and Markets business segment, accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

Domestic employees of HUSI participate in a defined benefit pension plan sponsored by HNAH. Additional information regarding pensions is provided in Note 12 of these consolidated financial statements.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI’s share of the expense of these plans on a pre-tax basis for the first three months of 2007 and 2006 was approximately $15 million and $11 million, respectively. As of March 31, 2007, HUSI’s share of compensation cost related to nonvested stock compensation plans was approximately $99 million, which is expected to be recognized over a weighted-average period of 1.5 years. A description of these stock compensation plans begins on page 140 of HUSI’s 2006 Form 10-K.

In February 2007, HUSI declared and paid a dividend of $305 million to its parent company, HSBC North America Inc.

Note 11. Pledged Assets and Contingent Liabilities

The following table summarizes pledged assets included in the consolidated balance sheet.

	March 31, 2007	December 31, 2006

	(in millions)
Interest bearing deposits with banks	$613	$764
Trading assets (1)	2,981	2,961
Securities available for sale (2)	6,380	6,775
Securities held to maturity	257	273
Loans (3)	7,851	8,426
Other assets (4)	793	849

Total	$18,875	$20,048

(1)

Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities (refer to Note 15 of the consolidated financial statements, beginning on page 23 of this Form
10-Q).

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

Litigation

HUSI is named in and is defending legal actions in various jurisdictions arising from its normal business. None of these proceedings is regarded as material litigation. In addition, there are certain proceedings related to the “Princeton Note Matter” that is described below.

In relation to the Princeton Note Matter, as disclosed in HUSI’s 2002 Annual Report on Form 10-K, two of the noteholders were not included in the settlement and their civil suits are continuing. The U.S. Government initially excluded one of the noteholders from the restitution order (Yakult Honsha Co., Ltd.) because a senior officer of the noteholder was being criminally prosecuted in Japan for his conduct relating to its Princeton Notes. The senior officer in question was convicted during September 2002 of various criminal charges related to the sale of the Princeton Notes. The U.S. Government excluded the other noteholder (Maruzen Company, Limited) because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with Republic New York Securities Corporation, as calculated by the U.S. Government. Both of these civil suits seek compensatory, punitive, and treble damages pursuant to RICO and assorted fraud and breach of duty claims arising from unpaid Princeton Notes with face amounts totaling approximately $125 million. No amount of compensatory damages is specified in either complaint. These two complaints name HUSI, HBUS, and Republic New York Securities Corporation as defendants.

HUSI and HBUS moved to dismiss both complaints in 2003. These motions remained sub judice until 2007, when the Maruzen and Yakult cases were transferred to a new judge, who ordered the plaintiffs to file amended complaints and established a schedule for motions to dismiss to be addressed to them. The parties to the Maruzen case have recently engaged in settlement discussions and reached tentative agreement on settlement terms that would not be material to HUSI. The parties to the Yakult case have agreed to non-binding mediation to explore possible settlement of that action.

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

The following table presents the components of net periodic benefit cost as allocated to HUSI from HNAH.

	Pension Benefits		Other Postretirement Benefits

Three months ended March 31	2007	2006	2007	2006

	(in millions)
Net periodic benefit cost:
Service cost – benefits earned during the period	$8	$8	$—	$—
Interest cost	17	17	1	2
Expected return on plan assets	(23)	(22)	—	—
Recognized losses	2	3	—	—
Transition amount amortization	—	—	1	1

Net periodic benefit cost	$4	$6	$2	$3

During 2007 HUSI expects to make no contribution for pension benefits and expects to pay other postretirement benefits of approximately $9 million.

Note 13. Business Segments

Segment Descriptions

HUSI has five distinct segments that it utilizes for management reporting and analysis purposes, which are based upon customer groupings, as well as products and services offered. The segments are described in the following paragraphs.

During 2006, activity related to certain commercial banking relationships, which was previously reported in the PFS segment, was transferred to the CMB segment. For comparability purposes, results for the first quarter of 2006 have been revised to reflect these changes, resulting in the transfer of $12 million, $10 million and $2 million of total revenues, operating expenses and net income before income taxes, respectively.

          The Personal Financial Services (PFS) Segment

The PFS segment provides a broad range of financial products and services including installment and revolving term loans, MasterCard/Visa credit card receivables, deposits, branch services, mutual funds, investments and insurance. These products are marketed to individuals primarily through HBUS’s branch banking network and increasingly through e-banking channels. Residential mortgage lending provides loan financing through direct retail and wholesale origination channels. Mortgage loans are originated through a network of brokers, wholesale agents and retail origination offices. Servicing is performed on a contractual basis for residential mortgage loans owned by HBUS or by third parties.

          The Consumer Finance (CF) Segment

The CF segment includes point of sale and other lending activities primarily to meet the financial needs of individuals. Specifically, operating activity within the CF segment relates to higher quality nonconforming residential mortgage loans, other consumer loans and private label credit card receivables purchased from HSBC Finance Corporation.

          The Commercial Banking (CMB) Segment

The CMB segment provides loan and deposit products and transaction banking services to small businesses and middle-market corporations including specialized products such as real estate financing. Various credit and trade related products are also offered, such as standby facilities, performance guarantees and acceptances. These products and services are offered through multiple delivery systems, including the branch banking network.

          The Corporate, Investment Banking and Markets (CIBM) Segment

The CIBM segment provides tailored financial solutions to major government, corporate and institutional clients worldwide. Managed as a global business, this customer group operates a long-term relationship management approach to build a full understanding of clients’ financial requirements. Sectoral client service teams comprising relationship managers and product specialists develop financial solutions to meet individual client needs. With dedicated offices in over 60 countries and access to HSBC’s worldwide presence and capabilities, this business serves subsidiaries and offices of its clients on a global basis.

CIBM is managed as three principal business lines: Global Markets, Global Banking and Group Investment Businesses. This structure allows HUSI to focus on relationships and sectors that best fit HSBC’s global footprint and facilitates seamless delivery of HUSI’s products and services to clients.

Products and services offered include:

•

Global Markets – consists of treasury and capital markets services for supranationals, central banks, corporations, institutional and private investors, financial institutions and other market participants. Products include:

	-	foreign exchange;

	-	currency, interest rate, bond, credit, equity and other specialized derivatives;

	-	precious metals; and

	-	securities services, where HSBC is one of the world’s leading custodians providing custody and clearing services and funds administration to both domestic and cross-border investors.

•

Global Banking – consists of financing, advisory and transaction services for corporations, institutional and private investors, financial institutions, and governments and their agencies. Products include:

	-	lending, comprising bilateral and syndicated lending, structured and project finance; lease finance; and non-retail deposit-taking;

	-	international, regional and domestic payments and cash management services; and

	-	other transaction services, including trade services, factoring and banknotes.

•	Group Investment Businesses – comprises asset management products and services for institutional investors, intermediaries and individual investors and their advisers.

         The Private Banking (PB) Segment

The PB segment offers a full range of services for high net worth individuals and families including deposits, tailored credit and banking, investment management, trust and estate administration, custody, retirement services, wealth and tax advisory services and insurance products.

         Other Segment

This segment includes an equity investment in HSBC Republic Bank (Suisse) S.A., as well as adjustments made at the corporate level for fair value option accounting.

Segment Results

Effective January 1, 2007, corporate goals of HUSI are based upon results reported under International Financial Reporting Standards (IFRSs), which are utilized by HSBC to prepare its consolidated financial statements. Operating results for HUSI are now being monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources, such as employees, on an IFRSs basis. As a result, effective with this Form 10-Q, business segment results are reported on an IFRSs basis to align with the revised internal reporting mechanism for monitoring performance. Results for the first quarter of 2006 have been restated on an IFRSs basis.

Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment, adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Treasury and more appropriately reflect the profitability of segments.

Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from this activity or the relationship of this activity to other segment activity. For segment reporting purposes, these inter-segment transactions are accounted for as if they were with third parties and have not been eliminated.

Results for each segment on an IFRSs basis, as well as a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals, are provided in the following table. Descriptions of the significant differences between IFRSs and U.S. GAAP that impact HUSI’s results follow the table.

The following table summarizes the results for each segment. Analysis of operating results for each segment begins on page 43 of this Form 10-Q.

	IFRSs Consolidated Amounts							(1) IFRSs Adjustments	(2) IFRSs Reclassifications	U.S. GAAP Consolidated Totals

	PFS	CF	CMB	CIBM	PB	Other	Total

	(in millions)
Three months ended March 31, 2007
Net interest income (expense)	$287	$199	$196	$(3)	$50	$(2)	$727	$(2)	$65	$790
Other revenues	150	48	62	254	73	5	592	(14)	56	634

Total revenues	437	247	258	251	123	3	1,319	(16)	121	1,424
Provision for credit losses	5	174	18	(5)	7	—	199	3	3	205

	432	73	240	256	116	3	1,120	(19)	118	1,219
Operating expenses	292	8	140	189	82	—	711	14	118	843

Income before income tax expense	$140	$65	$100	$67	$34	$3	$409	$(33)	$—	$376

Balances at end of period:
Total assets	$38,370	$20,686	$17,649	$124,515	$5,907	$379	$207,506	$(34,983)	$—	$172,523
Total loans	34,733	20,449	15,389	27,804	4,771	—	103,146	—	(14,253)	88,893
Goodwill	917	—	366	494	335	—	2,112	604	—	2,716
Total deposits	40,990	43	17,099	36,993	10,958	—	106,083	—	1,431	107,514

Three months ended March 31, 2006
Net interest income (expense)	$287	$161	$178	$25	$48	$(2)	$697	$(11)	$49	$735
Other revenues	136	11	61	289	77	(25)	549	34	75	658

Total revenues	423	172	239	314	125	(27)	1,246	23	124	1,393
Provision for credit losses	16	145	4	2	—	—	167	(11)	1	157

	407	27	235	312	125	(27)	1,079	34	123	1,236
Operating expenses	289	7	119	171	77	—	663	(1)	123	785

Income before income tax expense	$118	$20	$116	$141	$48	$(27)	$416	$35	$—	$451

Balances at end of period:
Total assets	$43,455	$20,574	$17,009	$100,547	$5,085	$370	$187,040	$(24,971)	$—	$162,069
Total loans	38,564	19,335	14,724	16,981	3,944	—	93,548	—	(4,897)	88,651
Goodwill	917	—	366	494	335	—	2,112	582	—	2,694
Total deposits	31,764	2	12,539	38,574	9,443	300	92,622	—	682	93,304

(1)

Represents adjustments associated with differences between IFRSs and U.S. GAAP bases of accounting. These adjustments, which are more fully described beginning on page 29 of this Form 10-Q, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Income Before Income Tax Expense	Total Assets

	(in millions)
Three months ended March 31, 2007
Unquoted equity securities	$—	$(8)	$—	$—	$(8)	$—
Property	—	(7)	—	4	(11)	—
Fair value option	—	(2)	—	—	(2)	—
Loan origination	(2)	(3)	—	9	(14)	—
Recording derivative assets and liabilities gross	—	—	—	—	—	(34,983)
Other	—	6	3	1	2	—

Total	$(2)	$(14)	$3	$14	$(33)	$(34,983)

Three months ended March 31, 2006
Unquoted equity securities	$—	$—	$—	$—	$—	$—
Property	—	(1)	—	4	(5)	—
Fair value option	—	41	—	—	41	—
Loan origination	(2)	(2)	—	(4)	—	—
Recording derivative assets and liabilities gross	—	—	—	—	—	(24,971)
Other	(9)	(4)	(11)	(1)	(1)	—

Total	$(11)	$34	$(11)	$(1)	$35	$(24,971)

(2)	Represents differences in income statement and balance sheet presentation between IFRSs and U.S. GAAP.

Differences between IFRSs and U.S. GAAP

Unquoted equity securities – Under IFRSs, equity securities which are not quoted on a recognized exchange, such as MasterCard B shares, but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available for sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income, as is the case with MasterCard B shares. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange, are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets.

Property – Properties were revalued annually through 2003 for IFRSs reporting purposes, resulting in aggregate recorded values under IFRSs that generally exceed values recorded under U.S. GAAP. Depreciable lives also differ between IFRSs and U.S. GAAP. Lower gains (or higher losses) from disposals of property are recognized in current earnings under IFRSs than those recorded under U.S. GAAP, partially offset by a lower depreciation charge arising from the longer depreciable lives.

During the first quarter of 2007, HUSI completed the sale and partial leaseback of a property to an unaffiliated third party. Under IFRSs, the entire gain of $17 million from this transaction was recognized in earnings during the quarter as there is no requirement for gain deferral on a sale/leaseback transaction of this type. Under U.S. GAAP, a $9 million gain was recorded in earnings, and the remaining gain was deferred on the balance sheet.

Fair value option – Reflects the adoption of the fair value option under IFRSs for certain debt issued, which is accounted for either at amortized cost or is only adjusted for market interest rate risk movements under U.S. GAAP.

Loan origination – Certain loan fees and incremental direct loan origination costs, including direct salaries but excluding overhead costs, are deferred and amortized to earnings over the life of the loan under IFRSs. Certain loan fees and direct, but not necessarily incremental loan origination costs, including an apportionment of overhead in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP. For the first quarter of 2007, the net costs amortized under U.S. GAAP exceed net costs amortized under IFRSs.

Recording derivative assets and liabilities gross – Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported net in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. (ISDA) Master Netting Arrangement. Under IFRSs, these agreements do not meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.

Other – Includes the net impact of differences relating to various adjustments, none of which were individually material for the quarters ended March 31, 2007 and 2006.

Note 14. Regulatory Capital

HUSI and HBUS are categorized as “well-capitalized” by their principal regulators. To be categorized as “well-capitalized” under regulatory guidelines, a banking institution must have the minimum ratios reflected in the following table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

Capital amounts and ratios of HUSI and HBUS, calculated in accordance with banking regulations, are summarized in the following table.

	March 31, 2007			December 31, 2006

	Capital Amount	Well-Capitalized Minimum Ratio	Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio	Actual Ratio

	($ in millions)
Total capital (to risk weighted assets):
HUSI	$15,315	10.00%	12.66%	$15,501	10.00%	12.58%
HBUS	14,949	10.00	12.41	14,998	10.00	12.23
Tier 1 capital (to risk weighted assets):
HUSI	10,520	6.00	8.70	10,577	6.00	8.58
HBUS	10,281	6.00	8.54	10,278	6.00	8.38
Tier 1 capital (to average assets):
HUSI	10,520	3.00	6.39	10,577	3.00	6.36
HBUS	10,281	5.00	6.37	10,278	5.00	6.29
Risk weighted assets:
HUSI	120,979			123,262
HBUS	120,425			122,652

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

          Consolidated VIEs

HUSI has entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. These VIEs were structured as trusts or corporations that issue fixed or floating rate instruments backed by the assets of the issuing entities. HUSI sold trading assets to the VIEs and subsequently entered into total return swaps with the VIEs whereby HUSI receives the total return on the transferred assets and, in return, pays a market rate of return to its counterparties. HUSI has determined that it is the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, consolidated $2.7 billion and $2.6 billion of trading assets at March 31, 2007 and December 31, 2006, respectively. These assets are pledged as collateral for obligations of the VIEs, which are included in long-term debt. The holders of the instruments issued by the VIEs have no recourse to the general credit of HUSI beyond the assets sold to the VIEs and pledged as collateral.

          Unconsolidated VIEs

HUSI also holds variable interests in various other VIEs which are not consolidated at March 31, 2007 or December 31, 2006. HUSI is not the primary beneficiary of these VIE structures. Information for unconsolidated VIEs is presented in the following table and commentary. Descriptions of these VIE relationships are included in pages 151-152 of HUSI’s 2006 Form 10-K.

	March 31, 2007		December 31, 2006

	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss

	(in millions)
Asset backed commercial paper conduits	$12,636	$7,268	$14,104	$8,048
Securitization vehicles	3,072	636	2,242	612
Investment funds	115	—	200	2
Capital funding vehicles	1,114	32	1,093	32
Low income housing tax credits	529	178	406	153

Total	$17,466	$8,114	$18,045	$8,847

          Other Asset Backed Commercial Paper Conduits

In addition to the asset backed commercial paper conduits sponsored by affiliate entities and listed in the table above, HUSI also provides liquidity facilities to asset backed commercial paper conduits sponsored by unrelated third parties. HUSI does not transfer its own receivables into, have ownership interest in, perform administrative duties for, nor service any of the assets of these conduits. HUSI’s involvement in these conduits is limited to providing liquidity facilities. The maximum exposure to loss relating to these liquidity facilities at March 31, 2007 is $1.9 billion.

Note 16. Financial Guarantee Arrangements

The following table summarizes the maximum potential amounts of future payments required by financial guarantee arrangements.

	March 31, 2007	December 31, 2006

	(in millions)
Standby letters of credit, net of participations (1)	$8,118	$7,259
Loan sales with recourse (2)	7	8
Credit derivative contracts (3)	470,527	431,631

Total	$478,652	$438,898

(1)	Includes $525 million and $542 million issued for the benefit of HSBC affiliates at March 31, 2007 and December 31, 2006, respectively.

(2)	$6 million and $7 million are indemnified by HSBC affiliates at March 31, 2007 and December 31, 2006, respectively.

(3)	Includes $80,692 million and $71,908 million issued for the benefit of HSBC affiliates at March 31, 2007 and December 31, 2006, respectively.

Standby Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $23 million and $21 million at March 31, 2007 and December 31, 2006, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $22 million and $25 million at March 31, 2007 and December 31, 2006, respectively.

Credit Derivative Contracts

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

Note 17. New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material impact on HUSI’s financial position or results of operations. Refer to Note 8 on page 14 of this Form 10-Q.

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

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. HUSI is currently evaluating the impact that adoption of FSP FIN 39-1 will have on its financial position.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

FORWARD-LOOKING STATEMENTS

The MD&A should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and with HUSI’s 2006 Form 10-K. The MD&A may contain certain statements that are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. HUSI’s results may differ materially from those noted in the forward-looking statements. Words such as “may”, “should”, “would”, “could”, “intends”, “appears”, “believe”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Statements that are not historical facts, including statements about management’s beliefs and expectations, are forward-looking statements that involve inherent risks and uncertainties and are based on current views and assumptions. A number of factors could cause actual results to differ materially from those contained in any forward-looking statements. For a list of important risk factors that may affect HUSI’s actual results, see Cautionary Statement on Forward-Looking Statements and Risk Factors in Part I of HUSI’s 2006 Form 10-K and Risk Factors in the Form 10-Q for the quarterly period ended March 31, 2007.

EXECUTIVE OVERVIEW

Net income decreased $35 million (11%) in the first quarter of 2007, as compared with the same 2006 period. Higher net interest income and fee revenues generated from business expansion initiatives begun in 2005 and 2006, growth of the private label receivable portfolio, and lower income tax expense were more than offset by lower trading results, higher provisions for credit losses, and higher personnel and other expenses associated with expanding core banking and lending operations.

Business expansion initiatives within the PFS, CMB and PB business segments, including rollout of the internet savings product, have led to strong growth in commercial loans, consumer and commercial deposits, and related revenues. Revenue growth from expansion initiatives was partially offset by higher salaries and marketing expenses.

Results for the growing private label credit card receivable portfolio, included within the CF business segment, were higher due to higher interest and fees earned and decreased amortization of premiums paid for acquired credit card receivables.

Trading related revenues within the CIBM segment decreased $154 million in the first quarter of 2007. For the first quarter of 2006, higher revenues were attributable to expanded operations and favorable market conditions related to precious metals, foreign exchange and structured products desks. Results for the first quarter of 2007 were negatively impacted by a downturn in certain economic factors in the U.S., such as overall weakness in the housing market which affected residential mortgage related revenues and by reduced volumes of markets activity.

Lower revenues for the first quarter of 2007 also resulted from lower residential mortgage banking related results, which were primarily due to lower loan balances, and from lower equity earnings, as compared with the same 2006 period.

The provision for credit losses increased $48 million for the first quarter of 2007, primarily due to increased average commercial loan and credit card receivable balances and to higher criticized asset balances. In addition, consumer provision expense was unusually low for the first quarter of 2006, due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated consumer charge offs during the fourth quarter of 2005.

Income tax expense decreased $40 million (28%) for the first quarter of 2007. After a thorough review of its deferred income taxes, HUSI increased the carrying value of its deferred tax assets by $28 million, with a corresponding decrease in income tax expense. The remaining decrease was mainly due to lower income before tax, and to a lower effective tax rate from higher revenues from operations in states with lower tax rates and an increase in low income housing tax credits.

Effective January 1, 2007, operating results for HUSI are now being monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources, such as employees, on an IFRSs basis. As a result, effective with this Form 10-Q, business segment results are reported on an IFRSs basis to align with the revised internal reporting mechanism for monitoring performance. Descriptions of significant differences between U.S. GAAP and IFRSs are provided on pages 29-31 of this Form 10-Q.

On an IFRSs basis, net income was $6 million higher for the first quarter of 2007, as compared with the same 2006 quarter. Improved results for the PFS and CF business segments were offset by lower results for the CIBM, CMB and PB business segments. Commentary regarding results for each business segment on an IFRSs basis is provided on pages 43-47 of this Form 10-Q.

Income Before Income Tax Expense - Significant Trends

Analysis of the components of HUSI’s income before income tax expense begins on page 34 of this Form 10-Q. Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

			Increase (Decrease)

Three months ended March 31	2007	2006	Amount	%

	(in millions)
Income before income tax expense	$376	$451	$(75)	(17)

Significant trends impacting income before income tax expense:
Balance sheet management income (loss) (1)	$(29)	$(2)	$(27)	*
Trading related revenues (2)	111	183	(72)	(39)
Private label receivable portfolio (3)	58	10	48	480
Loans held for sale to an HSBC affiliate (4)	(14)	16	(30)	(188)
Earnings from equity investments (5)	16	28	(12)	(43)
All other activity (6)	234	216	18	8

(1)

Comprised primarily of net interest income and, to a lesser extent, gains on sales of investments and trading revenues. Refer to commentary regarding CIBM net interest income, trading revenues, and the CIBM business segment on page 46 of this Form 10-Q, respectively.

(2)

Refer to commentary regarding trading revenues beginning on page 39 of this Form 10-Q. Amounts in the table exclude trading related revenues associated with loans held for sale to HMUS of $2 million and $84 million for the first quarter of 2007 and 2006, respectively.

(3)	Refer to commentary regarding the CF business segment beginning on page 44 of this Form 10-Q.

(4)	Refer to commentary regarding residential mortgage loans held for sale to an HSBC affiliate on page 37 of this Form 10-Q.

(5)	Refer to commentary regarding other income beginning on page 38 of this Form 10-Q.

(6)	Represents core banking and other activities that have been positively impacted by recent business expansion initiatives. Refer to business segments commentary on pages 43-47 of this Form 10-Q.

*	Not meaningful.

Selected Financial Data

The following tables present a summary of selected financial information.

			Increase (Decrease)

Three months ended March 31	2007	2006	Amount	%

	( $ in millions)
Income statement:
Net interest income	$790	$735	$55	7
Provision for credit losses	(205)	(157)	(48)	(31)
Total other revenues	634	658	(24)	(4)
Total operating expenses	(843)	(785)	(58)	(7)
Income tax expense	(103)	(143)	40	28

Net income	$273	$308	$(35)	(11)

Balances at period end:
Loans, net of allowance	$88,031	$87,814	217	—
Total assets	172,523	162,069	10,454	6
Total tangible assets	169,763	159,331	10,432	7
Total deposits	107,514	93,304	14,210	15
Common shareholder’s equity	10,506	10,483	23	—
Tangible common shareholder’s equity	7,977	7,856	121	2
Total shareholders’ equity	12,196	11,799	397	3

Selected financial ratios:
Total shareholders’ equity to total assets, at period end	7.07%	7.28%
Tangible common shareholder’s equity to total tangible assets, at period end	4.70%	4.93%
Rate of return on average (1):
Total assets	.66%	.79%
Total common shareholder’s equity	9.56	11.34
Net interest margin to average (1):
Earning assets	2.32%	2.28%
Total assets	1.93	1.90
Average total shareholders’ equity to average total assets (1)	7.32%	7.39%
Efficiency ratio (1)	59.17	56.38

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 87 of HUSI’s 2006 Form 10-K.

Significant trends and transactions that impacted net income for the three months ending March 31, 2007 and 2006 are summarized on page 27 of this Form 10-Q.

BASIS OF REPORTING

HUSI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

International Financial Reporting Standards (IFRSs)

Effective January 1, 2007, corporate goals of HUSI are based upon results reported under IFRSs (a non-U.S. GAAP measure). Operating results for HUSI are now monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources, such as employees, on an IFRSs basis. In addition, HSBC reports its results in accordance with IFRSs and IFRSs results are used by HSBC in measuring and rewarding performance of employees. The following table reconciles HUSI’s net income on a U.S. GAAP basis to net income on an IFRSs basis.

Three months ended March 31	2007	2006

	(in millions)
Net income – U.S. GAAP basis	$273	$308

Adjustments, net of tax:
Fair value option	1	(24)
Loan origination	8	—
Property	6	3
Unquoted equity securities	5	—

Net income – IFRSs basis	$293	$287

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

Loan origination

IFRSs

•

Certain loan fee income and incremental directly attributable loan origination costs are amortized to the income statement over the life of the loan as part of the effective interest calculation under IAS 39.

U.S. GAAP

•

Certain loan fee income and direct but not necessarily incremental loan origination costs, including an apportionment of overheads, are amortized to the income statement over the life of the loan as an adjustment to interest income (SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”).

Impact

During the first quarter of 2007, the net costs amortized against earnings under U.S. GAAP exceeded net costs amortized under IFRSs.

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

• Useful lives for certain assets differ between IFRSs and U.S. GAAP.

Unquoted equity securities

HUSI holds certain equity securities whose market price is not quoted on a recognized exchange, but for which the fair value can be reliably measured either through an active market, comparison to similar equity securities which are quoted, or by using discounted cash flow calculations.

IFRSs

•

Under IAS 39, equity securities which are not quoted on a recognized exchange, but for which fair value can be reliably measured, are required to be measured at fair value. Accordingly, such securities are measured at fair value and classified as either available-for-sale securities, with changes in fair value recognized in other comprehensive income, or as trading securities, with changes in fair value recognized in income.

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

Other

Other includes the net impact of differences relating to various adjustments, none of which were individually material for the quarters ended March 31, 2007 and 2006.

BALANCE SHEET REVIEW

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Balance sheet totals and growth are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		March 31, 2006
	March 31, 2007
		Amount	%	Amount	%

	($ in millions)
Period end assets:
Short-term investments	$23,269	$3,815	20	$7,335	46
Loans, net	88,031	(1,309)	(1)	217	—
Trading assets	27,899	1,861	7	1,381	5
Securities	21,425	(1,330)	(6)	(150)	(1)
Other assets	11,899	529	5	1,671	16

	$172,523	$3,566	2	$10,454	6

Funding sources:
Total deposits	$107,514	$2,964	3	$14,210	15
Trading liabilities	14,060	14	—	(123)	(1)
Short-term borrowings	5,932	859	17	(1,715)	(22)
All other liabilities	3,983	208	6	(123)	(3)
Long-term debt	28,838	(414)	(1)	(2,192)	(7)
Shareholders’ equity	12,196	(65)	(1)	397	3

	$172,523	$3,566	2	$10,454	6

Short-Term Investments

Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. Increases in these asset balances resulted from an increase in HUSI’s excess liquidity position.

Loans, Net

Loan balances at March 31, 2007 and movements in comparison with prior periods are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		March 31, 2006
	March 31, 2007
		Amount	%	Amount	%

	($ in millions)
Total commercial loans	$29,532	$50	—	$2,728	10

Consumer loans:
Residential mortgage	39,496	(312)	(1)	(4,847)	(11)
Credit card receivables:
Private label	15,961	(1,013)	(6)	2,629	20
MasterCard/Visa	1,352	66	5	223	20
Other consumer	2,552	(135)	(5)	(491)	(16)

Total consumer loans	59,361	(1,394)	(2)	(2,486)	(4)

Total loans	88,893	(1,344)	(1)	242	—
Allowance for credit losses	862	(35)	(4)	25	3

Loans, net	$88,031	$(1,309)	(1)	$217	—

Beginning in 2005, as a result of balance sheet initiatives to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI decided to sell a majority of its residential loan originations through the secondary markets, resulting in reductions in loan balances throughout 2006 and the first quarter of 2007.

Decreased private label credit card receivables during the first quarter of 2007 are due to the seasonality of the portfolio. The addition of new private label relationships to the portfolio and decreased balance requirements of off-balance sheet securitized receivable trusts (refer to page 56 of this Form 10-Q), have resulted in increased on-balance sheet receivable balances from March 31, 2006 to March 31, 2007.

Trading Assets and Liabilities

Trading assets and liabilities balances at March 31, 2007, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		March 31, 2006
	March 31, 2007
		Amount	%	Amount	%

	($ in millions)
Trading assets:
Securities (1)	$13,282	$1,358	11	$1,522	13
Precious metals	4,063	1,347	50	877	28
Fair value of derivatives	10,554	(844)	(7)	(1,018)	(9)

	$27,899	$1,861	7	$1,381	5

Trading liabilities:
Securities sold, not yet purchased	$2,781	$867	45	$1,017	58
Payables for precious metals	1,496	160	12	622	71
Fair value of derivatives	9,783	(1,013)	(9)	(1,762)	(15)

	$14,060	$14	*	$(123)	(1)

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

*	Not meaningful.

Higher trading assets within the CIBM segment were due to changes in market conditions and increased customer demand, particularly related to higher precious metals balances.

Deposits

Deposit balances by major depositor categories at March 31, 2007, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		March 31, 2006
	March 31, 2007
		Amount	%	Amount	%

	($ in millions)
Individuals, partnerships and corporations	$87,409	$4,038	5	$7,321	9
Domestic and foreign banks	16,919	(1,161)	(6)	6,248	59
U.S. Government, states and political subdivisions	2,139	212	11	453	27
Foreign government and official institutions	1,047	(125)	(11)	188	22

Total deposits	$107,514	$2,964	3	$14,210	15

Total core deposits	$61,626	$4,050	7	$11,830	24

HUSI monitors “core deposits” as a key measure for assessing results of its core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000. Beginning in 2004, HUSI implemented a growth strategy for its core banking network, which includes building deposits over a three to five year period, across multiple markets and segments, and utilizing multiple delivery systems. Since inception, the strategy has included various initiatives, such as:

•	full deployment of new personal and business checking and savings products, including relationship based products;

•

an emphasis on more competitive pricing with the introduction of high yielding products, including internet savings accounts, which have grown significantly beginning in late 2005. Since their introduction in 2005, internet savings balances have grown to $11.5 billion at March 31, 2007, of which $4.3 billion was raised during the first quarter of 2007;

•	retail branch expansion in existing and new geographic markets;

•	improving delivery systems, including use of internet capabilities;

•	refined marketing and customer analytics; and

•	deepening current customer relationships, thereby driving increased utilization of products and customer retention.

Total deposit growth of $13 billion and $12 billion during calendar years 2006 and 2005, respectively, has been followed by growth of $3 billion in the first three months of 2007.

RESULTS OF OPERATIONS

Net Interest Income

An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on page 62 of this Form 10-Q. Significant components of HUSI’s net interest margin are summarized in the following table.

Three months ended March 31	2007	2006

Yield on total earning assets	6.20%	5.54%
Rate paid on interest bearing liabilities	4.28	3.63

Interest rate spread	1.92	1.91
Benefit from net non-interest paying funds	.40	.37

Net interest margin on average earning assets (1)	2.32%	2.28%

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 87 of HUSI’s 2006 Form 10-K.

Significant trends affecting the comparability of 2006 and 2007 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis (refer to page 62 of this Form 10-Q).

	Amount	Interest Rate Spread

	($ in millions)
Net interest income/interest rate spread for the three months ended March 31, 2006	$742	1.91%

Increase (decrease) in net interest income associated with:
Trading related activities (1)	(12)
Balance sheet management activities (2)	(28)
Private label receivable portfolio (3)	66
Other activity (4)	28

Net interest income/interest rate spread for the three months ended March 31, 2007	$796	1.92%

(1)	Refer to page 39 of this Form 10-Q.

(2)

Represents HUSI’s activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and HUSI’s approach to manage such risk, are described beginning on page 70 of HUSI’s 2006 Form 10-K.

(3)	Refer to page 44 of this Form 10-Q.

(4)	Primarily represents core banking activity, principally deposit growth.

          Trading Related and Balance Sheet Management Activities

Lower net interest income from balance sheet management and trading activities continued to impact results for the CIBM business segment during the first quarter of 2007. A persistently flat yield curve continued to limit available opportunities to generate additional net funds income within the CIBM business segment. Although the compression of the interest rate margin has stabilized in recent months, the yield curve is expected to remain flat in the near term.

Beginning in 2005, the CIBM business segment expanded its operations and products offered to clients, which has resulted in increased trading and lending activity in 2006 and 2007. The resulting increases in average trading assets and average commercial loan balances partially offset the negative impact of the flat yield curve.

          Private Label Receivable Portfolio (PLRP)

Higher net interest income for the PLRP for the first quarter of 2007 resulted from:

•

higher interest income from increased credit card receivable balances, due to the addition of new PLRP merchant relationships during 2006 and 2007, and to decreased balance requirements of off-balance sheet securitized PLRP receivable trusts (refer to page 56 of this Form 10-Q);

•

lower amortization of premiums paid for purchases of receivables included within the PLRP. Although premiums associated with daily purchases of receivables from HSBC Finance Corporation continue to be recorded and amortized, the amortization associated with the initial portfolio acquisition in 2004 was significantly lower for the first quarter of 2007; and

•

partially offsetting higher interest income was higher interest expense allocation to the CF business segment associated with funding higher credit card receivables, as well as higher market driven funding costs.

          Other Activity

Higher net interest income from core banking activities within the PFS business segment for the first quarter of 2007 was primarily due to the impact of a growing personal deposit base. Personal deposits are the primary, and relatively low cost, funding source for the PFS segment. These deposits continued to grow in 2007 as a result of continued success of the internet savings product introduced in 2005, and expansion of the branch network. Customers continued to migrate to higher yielding deposit products, such as the internet savings product, leading to a change in product mix and resulting in narrowing of deposit spreads, which partly offset the benefit of higher deposit balances. Refer to page 33 of this Form 10-Q for commentary regarding HUSI’s deposit strategy and growth.

Within the CMB business segment, expansion of various small business and middle-market commercial lending programs have also resulted in higher net interest income for the first quarter of 2007. Significant resources have been dedicated to expansion of various commercial lending businesses and regional offices, which has resulted in increased loans and deposits balances. The average yield earned on commercial loans also increased for the first quarter of 2007, due to increases in general market rates, which resulted in corresponding increases in HBUS’s prime lending rate. Deposits are the primary funding source for the CMB business segment. Although favorable spreads are generally earned on the growing commercial deposit base, net interest income growth has been partially offset by narrowing deposit spreads, as customers continue to migrate to higher yielding deposit products.

The positive impacts of the growing deposit base and business expansion initiatives were partially offset by lower interest earned and lower interest rate spreads on the residential mortgage loan portfolio included within the PFS segment. As a result of a continuing strategy to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI continues to sell a majority of its residential mortgage loan originations and allow the residential mortgage loan portfolio to runoff. Interest rate spreads continued to narrow during the quarter since residential mortgage loans could not be repriced to offset higher funding costs.

Provision for Credit Losses

The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase (Decrease)

Three months ended March 31	2007	2006	Amount	%

	($ in millions)
Commercial	$33	$15	$18	120

Consumer:
Residential mortgages	14	7	7	100
Credit card receivables	140	119	21	18
Other consumer	18	16	2	13

Total consumer	172	142	30	21

Total provision for credit losses	$205	$157	$48	31

The total provision for credit losses for the first quarter of 2007, although higher than the same 2006 period, was lower or comparable to the total provision expense recorded for the last three quarters of 2006.

Net commercial charge offs for the first quarter of 2007 reflect a more normalized credit environment when compared with relatively low charge offs and high recoveries recorded for the first quarter of 2006. Average total commercial loan balances increased 8% in the first quarter of 2007, as compared with the same 2006 period, resulting in increased collective allowances for credit losses.

Higher provision expense for credit card receivables resulted from growth in private label credit card receivables. In addition, provision expense for the first quarter of 2006 was unusually low due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated consumer charge offs during the fourth quarter of 2005. During the first quarter of 2007, HUSI refined its allowance methodology associated with MasterCard/Visa credit card receivables, resulting in a $13 million reduction in the allowance balance and provision expense.

Refer to commentary regarding credit quality, beginning on page 47 of this Form 10-Q.

Other Revenues

The components of other revenues are summarized in the following table.

			Increase/(Decrease)

Three months ended March 31	2007	2006	Amount	%

	($ in millions)
Trust income	$23	$22	$1	5

Service charges (also see HSBC affiliate income below)	53	47	6	13

Credit card fees:
Private label receivables	144	100	44	44
MasterCard/Visa receivables	34	22	12	55

	178	122	56	46

Other fees and commissions (also see HSBC affiliate income below):
Letter of credit fees	18	18	—	—
Wealth and tax advisory services	28	26	2	8
Other fee-based income, net of referral fees	63	58	5	9

	109	102	7	7

HSBC affiliate income:
Service charges	4	4	—	—
Other fees and commissions	17	12	5	42
Gain on sale of residential mortgage loans to HMUS	1	17	(16)	(94)
Gain on sale of refund anticipation loans to HSBC Finance Corporation	22	19	3	16
Other affiliate income	3	3	—	—

	47	55	(8)	(15)

Other income:
Securitization revenue	—	17	(17)	(100)
Insurance	15	13	2	15
Valuation allowance increase for changes in market value of residential mortgage loans held for sale to HMUS	(10)	(79)	69	87
Gains on sale of property and other financial assets	10	6	4	67
Earnings from equity investments	16	28	(12)	(43)
Miscellaneous income	15	19	(4)	(21)

	46	4	42	*

Residential mortgage banking revenue	20	23	(3)	(13)
Trading revenues	137	279	(142)	(51)
Securities gains, net	21	4	17	*

Total other revenues	$634	$658	$(24)	(4)

*         Not meaningful

All increases and decreases that follow for the first three months of 2007 represent comparisons with the same 2006 period.

Residential Mortgage Loans Held for Sale to an HSBC Affiliate

In 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties with the intent of selling these loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). HMUS in turn is selling these loans to securitization vehicles. During 2006, HUSI also began acquiring residential mortgage loans from HSBC Finance Corporation under this program. These loans, which primarily include sub-prime residential mortgage loans, are recorded by HUSI at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. The loans are generally held on HUSI’s balance sheet for 30-90 days, resulting in activity that affects various balance sheet and income statement line items, as summarized in the table below. HUSI maintains a portfolio of derivatives and securities, which are used as economic hedges to offset changes in market values of the loans held for sale to HMUS. Gains on sales associated with these loans result from incremental value realized on pools of loans sold to HMUS for securitization. The following table summarizes activity recorded as a result of acquiring, holding and selling these loans.

Three months ended March 31	2007	2006

	(in millions)
Residential mortgage loans held for sale to HMUS:
Balance at beginning of period	$3,116	$2,882
Loans acquired from originators	3,464	5,274
Loans sold to HMUS	(2,592)	(3,675)
Other, primarily loans resold to originators and other third parties	(244)	—

Balance at end of period	$3,744	$4,481

Valuation allowance for adjustments to market value:
Balance at beginning of period	$(26)	$(11)
Increase in valuation allowance for net reductions in market value	(10)	(79)
Releases of valuation allowance for loans sold to HMUS	12	40

Balance at end of period	$(24)	$(50)

Impact on income before income taxes:
Net interest income associated with loans held for sale to HMUS (1)	$17	$20
Gains on sale of residential mortgage loans sold to HMUS, recorded in HSBC affiliate income	1	17
Increase in valuation allowance for reductions in market value of loans held for sale to HMUS, recorded in other income	(10)	(79)
Trading revenues (expense) recognized from economic hedges held to offset changes in market values of loans held for sale to HMUS (1)	(15)	64
Net program costs included in other expenses	(7)	(6)

Net impact on income before income taxes	$(14)	$16

(1)	Refer to trading revenues commentary on page 39 of this Form 10-Q.

Lower results and activity for this program for the first quarter of 2007 primarily resulted from the overall weakness in the U.S. residential mortgage market.

Credit Card Fees

Higher credit card fees in the first quarter of 2007 primarily resulted from private label credit card portfolio activity included within the CF business segment. Increased fees for this portfolio were primarily due to the following factors.

•

Credit card receivables included in off-balance sheet securitization transactions for the first quarter of 2006 were included in on-balance sheet credit card receivables for the first quarter of 2007. Late fees associated with these receivables, which were recorded in securitization revenue in 2006, were recorded in credit card fees for 2007. Refer to other income commentary.

•

The number of accounts, volume of customer transaction activity and average receivable balances included within the private label portfolio all were higher for the first quarter of 2007, due to the addition of merchant relationships and to expansion of credit card products offered.

Other Income

HUSI recorded no securitization revenue in the first quarter of 2007. In the third quarter of 2006, the last remaining securitization trust agreement related to the private label credit card receivable portfolio was amended. As a result, the trust no longer qualified for sale treatment and all assets and liabilities of the trust were returned to HUSI’s consolidated balance sheet. In addition, all new collateralized funding transactions have been structured as secured financings since the third quarter of 2004. Lower securitization revenue for the first quarter of 2007 was offset by higher net interest income and higher fee revenue (refer to previous credit card fees commentary) from the receivables and liabilities that were returned to the consolidated balance sheet.

The PB business segment includes an equity investment in a non-consolidated foreign HSBC affiliate (the foreign equity investment). During the third quarter of 2006, the foreign equity investment sold its investment in a foreign equity fund to another HSBC affiliate. The resulting decrease in equity investment holdings resulted in lower equity earnings for the first quarter of 2007.

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

			Increase (Decrease)

Three months ended March 31	2007	2006	Amount	%

	($ in millions)
Net interest income	$74	$95	$(21)	(22)

Servicing related income:
Servicing fee income	28	23	5	22
Changes in fair value of MSRs due to (1):
Changes in valuation inputs or assumptions used in valuation model	6	45	(39)	(87)
Realization of cash flows	(24)	(21)	(3)	(14)
Trading – Derivative instruments used to offset changes in value of MSRs	(3)	(34)	31	91

	7	13	(6)	(46)

Originations and sales related income:
Gains on sales of residential mortgages	6	3	3	100
Trading and fair value hedge activity	—	1	(1)	(100)

	6	4	2	50

Other mortgage income	7	6	1	17

Total residential mortgage banking revenue included in other revenues	20	23	(3)	(13)

Total residential mortgage banking related revenue	$94	$118	$(24)	(20)

All increases and decreases referenced below for the first quarter of 2007 represent comparisons with the same 2006 period.

          Net Interest Income

Decreased net interest income for the first quarter of 2007 resulted from a decrease in average residential mortgage loans outstanding as well as a slight narrowing of interest rate spreads. During the quarter, HUSI continued the strategic balance sheet initiative adopted in 2005 to sell the majority of new loan originations to government sponsored enterprises and private investors. The held loans portfolio is expected to continue to decline for the remainder of 2007 as a result of this initiative.

          Servicing Related Income

Higher servicing fee income for the first quarter of 2007 resulted from a higher volume of loans included within the average serviced loans portfolio. The average serviced portfolio increased approximately 24% in the first quarter of 2007 due to the following factors:

•	HUSI sold a higher proportion of adjustable rate loans throughout 2006, which previously would have been held on the balance sheet; and

•	in the first quarter of 2007, HUSI commenced servicing a portfolio of loans previously serviced by a third party.

The increased serviced loans portfolio, and its positive impact on service fee income, was partially offset by a decrease in value of the hedged MSRs portfolio including an increase in realization of cash flows on the higher serviced for others portfolio.

Trading Revenues

Trading revenues are generated by HUSI’s participation in the foreign exchange, credit derivative and precious metal markets; from trading derivative contracts, including interest rate swaps and options; from trading securities; and as a result of certain residential mortgage banking activities.

The following table summarizes trading related revenues by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is included in net interest income on the consolidated income statement. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

			Increase (Decrease)

Three months ended March 31	2007	2006	Amount	%

	($ in millions)
Trading revenues	$137	$279	$(142)	(51)
Net interest expense	(24)	(12)	(12)	(100)

Trading related revenues	$113	$267	$(154)	(58)

Business:
Derivatives instruments	$52	$90	$(38)	(42)
Economic hedges of loans held for sale to HMUS	2	84	(82)	(98)
Treasury (primarily securities)	(12)	7	(19)	(271)
Foreign exchange and banknotes	55	43	12	28
Precious metals	15	35	(20)	(57)
Other trading	1	8	(7)	(88)

Trading related revenues	$113	$267	$(154)	(58)

During the first half of 2006, a wider range of product offerings and enhanced sales capabilities within the CIBM business segment drove significant trading gains across all major client-related activities. Favorable market conditions in certain sectors also enhanced trading profits. Successful launches of new products and increased sales of structured products that are tailored to specific customer needs led to unusually high derivatives trading revenues. Gains in the precious metals business reflected volume growth driven by a surge in demand arising from strong commodities markets. Income streams in the foreign exchange business remained robust against the backdrop of a weakening U.S. dollar.

As a consequence of specific economic factors experienced in the U.S. in the first quarter of 2007, particularly the overall weakness of the U.S. housing market which impacted residential mortgage related revenues, trading revenues decreased during the first quarter of 2007 as compared with the same 2006 period. Despite being lower than the first quarter of 2006 trading revenues for the first quarter of 2007 were comparable to the previous two quarters. Foreign exchange activities and revenues have remained strong throughout the first quarter of 2007 against the continuing backdrop of a weak U.S. dollar.

HUSI maintains a portfolio of derivative instruments that are utilized as economic hedges to offset changes in market values of loans held for sale to HMUS. Trading activity related to this program is generally offset by the net impact of gains on sales of loans to HMUS and changes in the valuation allowance related to loans held for sale to HMUS, both of which are recorded in other revenues. Further analysis and commentary regarding these loans and the associated hedges is provided on page 37 of this Form 10-Q.

HUSI recognizes gain or loss at the inception of derivative transactions only when the fair value of the transaction can be verified to market transactions or if all significant pricing model assumptions can be verified to observable market data. Gain or loss not recognized at inception is recorded in trading assets and recognized over the term of the derivative contract, or when market data becomes observable. The availability of observable market data resulted in recognition of $6 million and $29 million in trading revenues for the first quarter of 2007 and 2006, respectively.

Securities Gains, Net

HUSI maintains various securities portfolios as part of its overall balance sheet diversification and risk management strategies. The following table summarizes net securities gains resulting from various strategies.

Three months ended March 31	2007	2006

	(in millions)
Balance sheet diversity and reduction of risk	$8	$4
Management of Latin American investment exposure	5	—
Sales of securities to an HSBC affiliate (1)	8	—

Securities gains, net	$21	$4

(1)	Represents net gains realized from transfers of various available for sale and non-marketable securities to HMUS as part of a strategy to consolidate certain investments into common HSBC entities.

Operating Expenses

The following table presents the components of operating expenses.

			Increase (Decrease)

Three months ended March 31	2007	2006	Amount	%

	($ in millions)
Salaries and employee benefits:
Salaries	$245	$218	$27	12
Employee benefits	93	97	(4)	(4)

Total salaries and employee benefits	338	315	23	7

Occupancy expense, net	58	51	7	14

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	119	116	3	3
Fees paid to HMUS	57	56	1	2
Fees paid to HTSU for technology services	61	57	4	7
Fees paid to other HSBC affiliates	42	36	6	17

Total support services from HSBC affiliates	279	265	14	5

Other expenses:
Equipment and software	15	20	(5)	(25)
Marketing	32	21	11	52
Outside services	29	28	1	4
Professional fees	17	17	—	—
Telecommunications	5	5	—	—
Postage, printing and office supplies	9	7	2	29
Insurance business	7	5	2	40
Other	54	51	3	6

Total other expenses	168	154	14	9

Total operating expenses	$843	$785	$58	7

Personnel - average number	12,472	12,135	337	3

All increases and decreases referred to below for the first three months of 2007 represent comparisons with the same 2006 period.

Overview

Increased expenses for the first quarter of 2007 were driven largely by personnel and marketing expense growth associated with continued rollout of various business growth initiatives affecting all business segments.

Salaries and Employee Benefits

Higher salaries expenses for the first quarter of 2007 were mainly due to:

•	higher staff counts and a changing mix of staffing to support various business growth initiatives, primarily within the PFS, CIBM and PB business segments;

•	higher average salaries and pay rates, due to normal annual pay increases; and

•

higher personnel costs within the CIBM segment associated with the expansion of various businesses that are better positioned to leverage HSBC’s global markets capabilities, and with repositioning certain other businesses in order to focus on building a financing and emerging markets led wholesale banking business.

Occupancy Expense, Net

Expansion of the core banking and commercial lending networks within the PFS and CMB business segments has been a key component of recent business expansion initiatives. New branches have been opened and lending operations have been expanded, which have resulted in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses during the first quarter of 2007.

Support Services from HSBC Affiliates

HUSI has routinely purchased private label credit card receivables from HSBC Finance Corporation since December 2004. In addition, higher quality nonconforming residential mortgage loans were acquired from HSBC Finance Corporation’s correspondent network from December 2003 until September 2005. In most cases, HSBC Finance Corporation retained the right to service these portfolios. Fees charged by HSBC Finance Corporation for loan origination and servicing expenses, which are primarily recorded in the CF segment, have increased moderately for 2007 due to an increased number of private label credit card accounts serviced.

HUSI utilizes HMUS for broker dealer, debt underwriting, and for treasury and traded markets related services pursuant to service level agreements, primarily within the CIBM business segment. Debt underwriting fees charged by HMUS are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HMUS are recorded as a reduction of capital surplus. Customer referral fees paid to HMUS are netted against customer fee income, which is included in other fees and commissions in other revenues. All other fees charged by HMUS are included in support services from HSBC affiliates.

HSBC’s technology services in North America are centralized within HSBC Technology & Services (USA) Inc. (HTSU). Technology related assets and software acquired for HUSI are generally purchased and owned by HTSU. Pursuant to a master service level agreement, HTSU charges HUSI for equipment related costs and technology services. Fees charged by HTSU to HUSI for technology services increased moderately in the first quarter of 2007, as HUSI continued to upgrade its technology environment within all business segments.

HUSI also utilizes other HSBC affiliates in support of global outsourcing initiatives and, to a lesser extent, for treasury and traded markets services. Higher expense for the first quarter of 2007 primarily resulted from expanded data processing and other global outsourcing services.

Other Expenses

Higher marketing and promotional expenses resulted from continuing investment in HSBC brand activities, promotion of the internet savings account and marketing support for branch expansion initiatives, primarily within the PFS business segment.

Efficiency Ratio

Three months ended March 31	2007	2006

Efficiency ratio	59.17%	56.38%

The higher efficiency ratio for the first quarter of 2007 was due to increased operating expenses, primarily salaries, marketing and fees paid to HSBC affiliates, and lower non-interest revenues, which were partially offset by increased net interest income.

SEGMENT RESULTS

HUSI has five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described in Note 13 of the consolidated financial statements, beginning on page 19 of this Form 10-Q.

Effective January 1, 2007, corporate goals of HUSI are based upon results reported under International Financial Reporting Standards (IFRSs), which are utilized by HSBC to prepare its consolidated financial statements. Operating results for HUSI are now being monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources, such as employees, on an IFRSs basis. As a result, effective with this Form 10-Q, business segment results are reported on an IFRSs basis to align with the revised internal reporting mechanism for monitoring performance. Results in the tables that follow for the first quarter of 2007 and 2006 are reflected on an IFRSs basis.

Results for each business segment on an IFRSs basis are summarized in the following tables. All increases and decreases referenced below for the first quarter of 2007 represent comparisons to the same 2006 period.

Personal Financial Services (PFS)

          Overview

Higher overall results for the PFS segment for the first quarter of 2007 were primarily due to a $17 million gain on sale of property and reduced provisions for credit losses. Higher net interest income from the growing personal deposit base was offset by lower net interest income related to the residential mortgage banking business.

Balance sheet growth for the first quarter of 2007 was highlighted by a 26% increase in average deposits, as compared with the same 2006 period, from individuals resulting from successful rollout of a strategy to build deposits across multiple markets and business segments, utilizing multiple delivery systems. Additional resources continue to be directed towards expansion of core retail banking businesses outside of residential mortgage banking, including investment in the HSBC brand, expansion of the core branch network in existing and new geographic areas, and continued rollout of HSBC Direct, the internet banking business.

          Operating Results

The following table summarizes results for the PFS segment.

			Increase (Decrease)

Three months ended March 31	2007	2006	Amount	%

	($ in millions)
Net interest income	$287	$287	$—	—
Other revenues	150	136	14	10

Total revenues	437	423	14	3
Provision for credit losses	5	16	(11)	(69)

	432	407	25	6
Operating expenses	292	289	3	1

Income before income tax expense	$140	$118	$22	19

Higher net interest income from core banking activities for the first quarter of 2007 was primarily due to the impact of a growing personal deposit base. Personal deposits are the primary, and relatively low cost, funding source for the PFS segment. These deposits continued to grow in 2007 as a result of continued success of the internet savings product introduced in 2005, and expansion of the branch network. The positive impact of the growing personal deposit base was partially offset by customers continuing to migrate to higher yielding deposit products, such as the internet savings product, leading to a change in product mix and resulting in narrowing of deposit spreads. Refer to page 33 of this Form 10-Q for commentary regarding HUSI’s deposit strategy and growth.

The positive impact of the growing personal deposit base was also partially offset by lower interest earned and lower interest rate spreads on the residential mortgage loan portfolio. Average residential mortgage loans decreased 10% for the first quarter of 2007, as compared with the same 2006 period. As a result of a continuing strategy to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI continues to sell a majority of its residential mortgage loan originations and allow the residential mortgage loan portfolio to run off.

Higher other revenues for the first quarter of 2007 were due to a $17 million gain realized on sale of branch premises to an unaffiliated third party.

During the first quarter of 2007, HUSI refined its allowance methodology associated with MasterCard/Visa credit card receivables, resulting in a $13 million reduction in the allowance balance and provision expense for the PFS business segment.

Consumer Finance (CF)

          Overview

The CF segment includes the private label receivable portfolio (the PLRP) and other loans acquired from HSBC Finance Corporation and its correspondents. Results of the CF segment have been positively impacted by growth of private label credit card receivables, which are 19% higher at March 31, 2007 compared with the prior year, and by lower amortization of premiums paid to HSBC Finance Corporation for those receivables.

          Operating Results

The following table summarizes results for the CF segment.

			Increase (Decrease)

Three months ended March 31	2007	2006	Amount	%

	($ in millions)
Net interest income	$199	$161	$38	24
Other revenues (1)	48	11	37	336

Total revenues	247	172	75	44
Provision for credit losses	174	145	29	20

	73	27	46	170
Operating expenses	8	7	1	14

Income before income tax expense	$65	$20	$45	225

(1)

For IFRSs reporting purposes, fees charged by HSBC Finance Corporation for servicing various loan and receivable portfolios are netted against other revenues. These fees totaled $107 million and $104 million for the first quarter of 2007 and 2006, respectively.

The following table summarizes the impact of the PLRP on earnings for the CF segment in comparison with the other portfolios.

Three months ended March 31	PLRP	Other	Total

	(in millions)

2007
Net interest income	$182	$17	$199
Other revenues	53	(5)	48

Total revenues	235	12	247
Provision for credit losses	165	9	174

	70	3	73
Operating expenses	8	—	8

Income before income tax expense	$62	$3	$65

2006
Net interest income	$132	$29	$161
Other revenues	15	(4)	11

Total revenues	147	25	172
Provision for credit losses	139	6	145

	8	19	27
Operating expenses	6	1	7

Income before income tax expense	$2	$18	$20

Higher net interest income for the first quarter of 2007 resulted from:

•	higher interest income from increased credit card receivable balances, due to the addition of new private label merchant relationships during 2006 and 2007; and

•

lower amortization of premiums paid for purchases of receivables included within the PLRP. Although premiums associated with daily purchases of receivables from HSBC Finance Corporation continue to be recorded and amortized, the premium associated with the initial portfolio acquisition in 2004 was significantly lower for the first quarter of 2007.

Higher other revenues for the PLRP are directly related to increased credit card fees (refer to page 38 of this Form 10-Q).

Higher provisions for credit losses for the PLRP resulted from higher allowance for credit losses required for private label credit card receivable growth.

Commercial Banking (CMB)

          Overview

Significant resources have been dedicated to expansion of various commercial lending businesses and regional offices, which has resulted in growth in loans and deposits balances. Office locations and staffing levels were expanded in 2005 and 2006, as were loan and deposit products offered to small businesses and middle-market commercial customers, in conjunction with increased marketing efforts. As a result of these initiatives, commercial loans and deposits are 4% and 25% higher, respectively, for the first quarter of 2007. HUSI continues to leverage its status as one of the top ranked small business lenders in New York State.

          Operating Results

The following table summarizes results for the CMB segment.

			Increase (Decrease)

Three months ended March 31	2007	2006	Amount	%

	($ in millions)
Net interest income	$196	$178	$18	10
Other revenues	62	61	1	2

Total revenues	258	239	19	8
Provision for credit losses	18	4	14	350

	240	235	5	2
Operating expenses	140	119	21	18

Income before income tax expense	$100	$116	$(16)	(14)

Higher net interest income for the first quarter of 2007 primarily resulted from expansion of various small business and middle-market commercial lending programs, which has resulted in growth in the respective loan portfolios. The average yield earned on commercial loans also increased for the first quarter of 2007, due to increases in general market rates, which resulted in corresponding increases in HBUS’s prime lending rate.

Deposits are the primary funding source for the CMB business segment. Although the CMB business segment generally earns favorable spreads on the growing deposit base, net interest income growth has been partially offset by narrowing deposit spreads, as customers continue to migrate to higher yielding deposit products.

Increased provisions for credit losses for the first quarter of 2007 reflect a more normalized credit environment in comparison to relatively low charge offs and high recoveries recorded in the same 2006 period. In addition, growth in commercial loan portfolio balances and higher criticized assets have resulted in higher collective allowance requirements for the current quarter. Additional commentary regarding credit quality begins on page 47 of this Form 10-Q.

Higher operating expenses are primarily associated with branch expansion initiatives and new lending offices.

Corporate, Investment Banking and Markets (CIBM)

          Overview

Various treasury and traded markets activities were expanded in 2005 and 2006, resulting in new products offered to customers, increased marketing efforts for those products, and an expanded infrastructure to support growth initiatives. As a result of these initiatives, average commercial loans, trading assets and deposits are 22%, 16% and 38% higher, respectively, for the first quarter of 2007 in comparison with the same 2006 period.

As a consequence of specific economic factors experienced in the U.S. in the first quarter of 2007, particularly the overall weakness of the U.S. housing market which impacted residential mortgage related revenues, trading revenues decreased during the first quarter of 2007 as compared with the same 2006 period. Despite being lower than the first quarter of 2006 trading revenues for the first quarter of 2007 were comparable to the previous two quarters. Foreign exchange activities and revenues have remained strong throughout the first quarter of 2007 against the continuing backdrop of a weakening U.S. dollar.

Revenues from the payments and cash management business were significantly higher for the first quarter of 2007, as compared with the same 2006 period, reflecting higher deposits balances and higher associated transaction fee revenues.

A persistently flat yield curve has reduced net interest income from balance sheet management activities for the first quarter of 2007 and has continued to limit opportunities to generate additional net funds income within the CIBM segment.

During the first half of 2006, a wider range of product offerings and enhanced sales capabilities within the CIBM business segment drove significant trading gains across all major client-related activities. Favorable market conditions in certain sectors also enhanced trading profits. Successful launches of new products and increased sales of structured products that are tailored to specific customer needs led to strong derivatives trading revenues. Gains in the precious metals business reflected volume growth driven by a surge in demand arising from strong commodities markets. Income streams in the foreign exchange business remained robust against the backdrop of a weak U.S. dollar.

          Operating Results

The following table summarizes results for the CIBM segment.

			Increase (Decrease)

Three months ended March 31	2007	2006	Amount	%

	($ in millions)
Net interest income (expense)	$(3)	$25	$(28)	(112)
Other revenues	254	289	(35)	(12)

Total revenues	251	314	(63)	(20)
(Credit) provision for credit losses	(5)	2	(7)	(350)

	256	312	(56)	(18)
Operating expenses	189	171	18	11

Income before income tax expense	$67	$141	$(74)	(52)

Lower revenues primarily resulted from lower trading related revenues (refer to page 39 of this Form 10-Q) and lower balance sheet management income, which were partially offset by higher gains realized from sales of securities (refer to page 40 of this Form 10-Q).

Higher operating expenses for the first quarter of 2007, as compared with the same 2006 period, resulted from higher personnel costs associated with expansion of various businesses that are better positioned to leverage HSBC’s global markets capabilities. Expenses for the first quarter of 2007 also included incremental costs associated with repositioning certain other non-strategic businesses in order to focus on building a financing and emerging markets led wholesale banking business.

Private Banking (PB)

          Overview

During 2005 and 2006, additional resources were allocated to expand products offered and services provided to high net worth customers served by the PB business segment. For the first quarter of 2007, higher income from deposits growth and higher service fee income was offset by lower earnings from equity investments and higher provisions for credit losses.

          Operating Results

The following table summarizes results for the PB segment.

			Increase (Decrease)

Three months ended March 31	2007	2006	Amount	%

	($ in millions)
Net interest income	$50	$48	$2	4
Other revenues	73	77	(4)	(5)

Total revenues	123	125	(2)	(2)
Provision for credit losses	7	—	7	*

	116	125	(9)	(7)
Operating expenses	82	77	5	6

Income before income tax expense	$34	$48	$(14)	(29)

*	Not meaningful

The PB business segment includes an equity investment in a non-consolidated foreign HSBC affiliate (the foreign equity investment). During the third quarter of 2006, the foreign equity investment sold its investment in a foreign equity fund to another HSBC affiliate. The resulting decrease in equity investment holdings resulted in lower equity earnings included in other revenues for the first quarter of 2007.

The provision for credit losses for the current quarter includes the impact of a specific $7 million charge off related to a commercial customer relationship within the PB business segment, for which no allowance was previously recorded.

CREDIT QUALITY

HUSI enters into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. HUSI participates in lending activity throughout the U.S. and, on a limited basis, internationally.

HUSI’s allowance for credit losses methodology and its accounting policies related to the allowance for credit losses are presented in Critical Accounting Policies beginning on page 25 of its 2006 Form 10-K and in Note 2 of the consolidated financial statements beginning on page 99 of its 2006 Form 10-K.

HUSI’s approach toward credit risk management is summarized on pages 72-74 of its 2006 Form 10-K. There have been no material revisions to policies or methodologies during the first quarter of 2007.

Overview

The allowance for credit losses decreased $35 million (4%) during the first quarter of 2007, due primarily to lower allowances associated with private label credit card receivables and, to a lesser extent, to refinement of the allowance methodology associated with MasterCard/Visa credit card receivables, which resulted in a $13 million reduction in the allowance balance. The allowance increased $25 million (3%) from March 31, 2006 to March 31, 2007, due to higher commercial loan balances and to higher criticized commercial and consumer assets (refer to pages 48 and 50 of this Form 10-Q).

The provision for credit losses increased $48 million (31%) for the first quarter of 2007, as compared with the same 2006 period, primarily due to higher commercial loan balances, to higher criticized assets within various commercial and consumer loan portfolios and to higher private label credit card receivables. The provision for credit losses associated with various loan portfolios is summarized on page 49 of this Form 10-Q.

Problem Loan Management

Nonaccruing loans by portfolio and impaired loans are summarized in Note 4 of the consolidated financial statements beginning on page 10 of this Form 10-Q.

HUSI’s policies and practices for placing loans on nonaccruing status are summarized in Note 2 of the consolidated financial statements, beginning on page 99 of its 2006 Form 10-K.

Criticized Assets

Criticized asset classifications are based on the risk rating standards of HUSI’s primary regulator. Problem credit facilities, which include loans and other credit arrangements such as letters of credit, are assigned various criticized facility grades under HUSI’s allowance for credit losses methodology. The following facility grades are deemed to be criticized.

Special Mention – generally includes credit facilities that are protected by collateral and/or the credit worthiness of the customer, but are potentially weak based upon economic or market circumstances which, if not checked or corrected, could weaken HUSI’s credit position at some future date.

Substandard – includes credit facilities that are inadequately protected by the underlying collateral and/or general credit worthiness of the customer. These credit facilities present a distinct possibility that HUSI will sustain some loss if the deficiencies are not corrected.

Doubtful – includes credit facilities that have all the weaknesses exhibited by substandard credit facilities, with the added characteristic that the weaknesses make collection or liquidation in full of the recorded loan highly improbable. However, although the possibility of loss is extremely high, certain factors exist which may strengthen the credit at some future date, and therefore the decision to charge off the loan is deferred. Loans graded as doubtful are required to be placed in nonaccruing status.

Criticized credit facilities are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		March 31, 2006
	March 31, 2007
Balance at		Amount	%	Amount	%

	($ in millions)
Special mention:
Commercial loans	$1,238	$(13)	(1)	$630	104

Substandard:
Commercial loans	501	(180)	(26)	271	118
Consumer loans	607	6	1	143	31

	1,108	(174)	(14)	414	60

Doubtful:
Commercial loans	33	1	3	12	57

Total	$2,379	$(186)	(7)	$1,056	80

Provision and Allowance for Credit Losses

An analysis of the provision for credit losses is provided on page 50 of this Form 10-Q.

Changes in the allowance for credit losses by general loan categories are summarized in the following table.

Quarter ended	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

	($ in millions)
Total loans at quarter end	$88,893	$90,237	$90,020	$91,205	$88,651
Average total loans	88,092	89,343	88,739	88,699	88,622

Allowance balance at beginning of quarter	897	886	869	837	846
Allowance related to disposal of certain credit card receivables	—	(2)	—	—	(6)

Charge offs:
Commercial	36	43	29	44	20
Consumer:
Residential mortgages	14	10	9	7	11
Credit card receivables	224	205	188	165	170
Other consumer loans	31	32	27	23	29

Total consumer loans	269	247	224	195	210

Total charge offs	305	290	253	239	230

Recoveries on loans charged off:
Commercial	6	9	8	6	15
Consumer:
Residential mortgages	—	1	1	—	—
Credit card receivables	49	47	49	28	46
Other consumer loans	10	9	5	15	9

Total consumer loans	59	57	55	43	55

Total recoveries	65	66	63	49	70

Total net charge offs	240	224	190	190	160

Provision charged to income	205	237	207	222	157

Allowance balance at end of quarter	$862	$897	$886	$869	$837

Allowance ratios:
Annualized net charge offs to average loans:
Commercial	.43%	.47%	.29%	.54%	.08%
Consumer:
Residential mortgages	.15	.09	.08	.07	.10
Credit card receivables	4.01	3.62	3.39	3.61	3.32
Other consumer loans	3.20	3.27	2.95	1.06	2.61

Total consumer	1.43	1.25	1.12	1.00	1.01

Total loans	1.11%	1.00%	.85%	.86%	.73%

Quarter-end allowance to:
Quarter-end total loans	.97%	.99%	.98%	.95%	.94%
Quarter-end total nonaccruing loans	280.78%	314.74%	331.84%	354.69%	367.11%

An analysis of changes in the allowance for credit losses by general loan categories is provided in the following table.

	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

	(in millions)
Quarter ended March 31, 2007:
Balance at beginning of period	$203	$31	$626	$26	$11	$897

Charge offs	36	14	224	31	—	305
Recoveries	6	—	49	10	—	65

Net charge offs	30	14	175	21	—	240

Provision charged to income	33	14	140	18	—	205

Balance at end of period	$206	$31	$591	$23	$11	$862

Quarter ended March 31, 2006:
Balance at beginning of period	$162	$34	$600	$36	$14	$846

Allowance related to disposals	—	—	(6)	—	—	(6)
Charge offs	20	11	170	29	—	230
Recoveries	15	—	46	9	—	70

Net charge offs	5	11	124	20	—	160

Provision charged to income	14	7	119	16	1	157

Balance at end of period	$171	$30	$589	$32	$15	$837

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses, as well as movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		March 31, 2006
	March 31, 2007
		Amount	%	Amount	%

	($ in millions)
On-balance sheet allowance:
Specific	$14	$—	—	$7	100
Collective	192	3	2	32	20
Transfer risk	—	—	—	(4)	(100)

	206	3	1	35	20
Unallocated	11	—	—	(4)	(27)

Total on-balance sheet allowance	217	3	1	31	17

Off-balance sheet allowance	95	(3)	(3)	8	9

Total commercial allowances	$312	$—	—	$39	14

Growth initiatives during 2005 and 2006 have resulted in a continuing trend of growth in the size and complexity of HUSI’s commercial loan portfolio. In addition, certain segments of the economy continue to show signs of slowing, resulting in higher probabilities of default, which is a key driver for credit grading. Criticized assets have increased (refer to page 48 of this Form 10-Q), which, in combination with increased loan balances, resulted in higher specific and collective allowances.

Criticized asset classifications are based on the risk rating standards of HUSI’s primary regulator. Higher criticized credit facilities (refer to page 48 of this Form 10-Q) resulted mainly from downgrades in real estate and middle market exposures within the CMB business segment and, to a lesser extent, from downgrades within the PB business segment. The downgrades resulted in part from changes in the credit metrics for specific credits within these portfolios. Total nonaccruing commercial loans remain low as a percentage of total commercial loans. Based upon evaluation of the repayment capacity of the obligors, including support from adequately margined collateral, performance on guarantees, and other mitigating factors, impairment is modestly higher at March 31, 2007 as compared with prior reporting periods, and is adequately reflected in the allowances for specific and collective impairment.

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

Any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses. For example, HUSI management is monitoring rising interest rates and high energy prices, which could potentially lead to a deceleration of U.S. economic activity. Ongoing events in the Middle East may also worsen the overall energy picture.

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

	March 31, 2007	December 31, 2006	March 31, 2006

	($ in millions)
Accruing balances contractually past due 90 days or more:
Balance at end of quarter	$318	$339	$244
As a percent of total credit card receivables	1.84%	1.86%	1.69%

Allowance for credit losses associated with credit card receivables:
Balance at end of quarter	$591	$626	$589
As a percent of total credit card receivables	3.41%	3.43%	4.07%

Net charge offs of credit card receivables:
Total for the quarter ended	$175	$158	$124
Annualized net charge offs as a percent of average credit card receivables	4.01%	3.62%	3.32%

The allowance for credit losses associated with credit card receivables decreased $35 million (6%) during the first quarter of 2007 and increased by a nominal amount from March 31, 2006 to March 31, 2007. Net charge off and provision activity during the first quarter of 2007, as well as the allowance balance at March 31, 2007, are generally consistent with increased private label credit card receivable balances (refer to page 35 of this Form 10-Q for commentary regarding credit card receivables).

Residential Mortgage Loan Credit Quality

The allowance for credit losses related to residential mortgage loans increased nominally during the first quarter of 2007. HUSI’s residential mortgage portfolio is primarily comprised of prime mortgage loans, for which credit quality remained strong during the first quarter of 2007.

Certain credit risk concentrations are inherent within the residential mortgage loan portfolio. A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. As is true for all loan portfolios, HUSI utilizes high underwriting standards and prices loans in a manner that is appropriate to compensate for the higher risk associated with these concentrations. Concentrations of credit risk include:

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

Additional disclosures regarding credit risk concentrations are provided in Note 4 of the consolidated financial statements, beginning on page 10 of this Form 10-Q.

Reserve for Off-Balance Sheet Exposures

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $95 million, $98 million and $86 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Off-balance sheet exposures are summarized on page 55 of this Form 10-Q.

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

The net credit risk exposure amount in the following table does not reflect the impact of bilateral netting (i.e., netting with a single counterparty when a bilateral netting agreement is in place). However, the risk-based capital guidelines recognize that bilateral netting agreements reduce credit risk and therefore allow for reductions of risk-weighted assets when netting requirements have been met. Therefore, risk-weighted amounts for regulatory capital purposes are a fraction of the original gross exposures.

	March 31, 2007	December 31, 2006

	(in millions)
Risk associated with derivative contracts:
Current credit risk exposure	$10,554	$11,398
Future credit risk exposure	66,472	72,447

Total risk exposure	77,026	83,845
Less: collateral held against exposure	(4,755)	(3,989)

Net credit risk exposure	$72,271	$79,856

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. HUSI manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. HUSI also manages the market risk associated with the trading derivatives through hedging strategies that correlate the rates, price and spread movements. HUSI measures this risk daily by using Value at Risk (VAR) and other methodologies (refer to pages 59-61 of this Form 10-Q).

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

The following table summarizes the notional values of derivative contracts.

	March 31, 2007	December 31, 2006

	(in millions)
Interest rate:
Futures and forwards	$166,911	$94,204
Swaps	2,087,157	1,906,688
Options written	916,201	510,023
Options purchased	947,007	544,026

	4,117,276	3,054,941

Foreign exchange:
Swaps, futures and forwards	401,969	394,621
Options written	74,019	61,406
Options purchased	75,303	63,795
Spot	57,454	32,654

	608,745	552,476

Commodities, equities and precious metals:
Swaps, futures and forwards	56,252	43,620
Options written	12,770	12,263
Options purchased	17,383	16,115

	86,405	71,998

Credit derivatives	891,526	816,422

Total	$5,703,952	$4,495,837

The total notional amounts in the table above relate primarily to HUSI’s trading activities. Notional amounts included in the table related to non-trading fair value, cash flow and economic hedging activities were $26 billion and $27 billion at March 31, 2007 and December 31, 2006, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The following table provides maturity information related to off-balance sheet arrangements. Descriptions of these arrangements are found on pages 68-69 of HUSI’s 2006 Form 10-K.

	Balance at March 31, 2007

	One Year or Less	Over One Through Five Years	Over Five Years	Total	Balance at December 31, 2006

	(in millions)
Standby letters of credit, net of participations (1)	$4,615	$3,408	$95	$8,118	$7,259
Commercial letters of credit	719	67	—	786	795
Loan sales with recourse (2)	1	—	6	7	8
Credit derivative contracts (3)	19,917	255,688	194,922	470,527	431,631
Commitments to extend credit:
Commercial	19,679	30,928	4,670	55,277	55,862
Consumer	9,430	—	—	9,430	9,627

Total	$54,361	$290,091	$199,693	$544,145	$505,182

(1)	Includes $525 million and $542 million issued for the benefit of related parties at March 31, 2007 and December 31, 2006, respectively.

(2)	$6 million and $7 million are indemnified by third parties at March 31, 2007 and December 31, 2006, respectively.

(3)	Includes $80,692 million and $71,908 million issued for the benefit of related parties at March 31, 2007 and December 31, 2006, respectively.

Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $23 million and $21 million at March 31, 2007 and December 31, 2006, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $22 million and $25 million at March 31, 2007 and December 31, 2006, respectively.

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

Under IFRSs, HUSI’s securitizations are treated as secured financings. In order to align its accounting treatment with that of HSBC, all of HUSI’s collateralized funding transactions have been structured as secured financings under U.S. GAAP since the third quarter of 2004. In a secured financing, a designated pool of receivables is conveyed to a wholly owned limited purpose subsidiary, which in turn transfers the receivables to a trust that sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS 140. Therefore, the receivables and the underlying debt of the trust remain on HUSI’s balance sheet. HUSI does not recognize a gain in a secured financing transaction. Because the receivables and debt remain on the balance sheet, revenues and expenses are reported consistent with the owned balance sheet portfolio. There have been no new secured financing transactions in the first three months of 2007.

HUSI’s securitized receivables and secured financings are summarized in the following table.

	March 31, 2007	December 31, 2006

	(in millions)
Secured financings included in long-term debt:
Balance at period end	$1,488	$2,134

Private label credit card receivables collateralizing secured financings at period end	$1,816	$2,439

RISK MANAGEMENT

Overview

Some degree of risk is inherent in virtually all of HUSI’s activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI’s businesses, it is addressed as a separate functional discipline. During the first quarter of 2007, there have been no significant changes in policies or approach for managing various types of risk.

Liquidity Management

HUSI’s approach to address liquidity risk is summarized on pages 75-76 of HUSI’s 2006 Form 10-K. There have been no changes in HUSI’s approach toward liquidity risk management during 2007.

HUSI’s ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. At March 31, 2007, HUSI and HBUS maintained the following debt and preferred stock ratings.

At March 31, 2007	Moody’s	S&P	Fitch

HUSI:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa3	AA-	AA
Preferred stock	A2	A	AA-

HBUS:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa2	AA	AA

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

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI’s assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 77-79 of HUSI’s 2006 Form 10-K. During the first three months of 2007, there were no significant changes in policies or approach for managing interest rate risk.

          Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2007.

March 31, 2007	Values

(in millions)
Institutional PVBP movement limit	$6.5
PVBP position at period end	.9

          Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point gradual rate increase or decrease. The following table reflects the economic value of equity position at March 31, 2007.

March 31, 2007	Values (%)

Institutional economic value of equity limit	+/-	20
Projected change in value (reflects projected rate movements on April 1, 2007):
Change resulting from a gradual 200 basis point increase in interest rates		(5)
Change resulting from a gradual 200 basis point decrease in interest rates		(5)

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

	March 31, 2007 Values

	Amount	%

	($ in millions)

Projected change in net interest income (reflects projected rate movements on April 1, 2007):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 200 basis point increase in the yield curve	$(167)	(6)
Change resulting from a gradual 200 basis point decrease in the yield curve	221	7
Change resulting from a gradual 100 basis point increase in the yield curve	(74)	(2)
Change resulting from a gradual 100 basis point decrease in the yield curve	107	3

Other significant scenarios monitored (reflects projected rate movements on April 1, 2007):
Change resulting from an immediate 100 basis point increase in the yield curve	(136)	(5)
Change resulting from an immediate 100 basis point decrease in the yield curve	177	6
Change resulting from an immediate 200 basis point increase in the yield curve	(302)	(10)
Change resulting from an immediate 200 basis point decrease in the yield curve	249	8

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

          Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is adjusted on a tax effective basis through other comprehensive income in the consolidated statement of changes in shareholders’ equity. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of March 31, 2007, HUSI had an available for sale securities portfolio of approximately $18 billion with a net negative mark to market of $357 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $156 million to a net loss of $513 million with the following results on the tangible capital ratios.

March 31, 2007	Actual	Proforma – Reflecting 25 Basis Points Increase in Rates

Tangible common equity to tangible assets	4.70%	4.65%
Tangible common equity to risk weighted assets	6.59	6.52

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

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and controlled using a complementary set of techniques, including VAR and various techniques for monitoring interest rate risk (refer to pages 57-58 of this Form 10-Q). These techniques quantify the impact on capital of defined market movements.

Trading portfolios reside primarily within the Markets unit of the CIBM business segment, which include warehoused residential mortgage loans purchased for securitizations and within the mortgage banking subsidiary included within the PFS business segment. Portfolios include foreign exchange, derivatives, precious metals (gold, silver, platinum), equities, money market instruments and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The following table summarizes trading VAR for the first quarter of 2007.

	March 31, 2007		Three months ended March 31, 2007					December 31, 2006

			Minimum		Maximum	Average

	(in millions)
Total trading	$16		$9		$18	$13		$9
Precious metals	—	(1)	—	(1)	4	1		2
Credit derivatives	5		3		9	5		4
Equities	—	(1)	—	(1)	4	—	(1)	—	(1)
Foreign exchange	1		1		3	1		2
Interest rate	16		8		20	13		13

(1)	Less than $500 thousand.

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during the first quarter of 2007. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the quarter shows that the largest daily gain was $7 million and the largest daily loss was $12 million.

Ranges of daily Treasury trading revenue earned from market risk-related activities (in millions)	Below $(10)	$(10) to $(5)	$(5) to $0	$0 to $5	Over $5

Number of trading days market risk-related revenue was within the stated range	2	10	29	20	1

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

The following table summarizes non-trading VAR for the first quarter of 2007, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	March 31, 2007	Three months ended March 31, 2007			December 31, 2006

		Minimum	Maximum	Average

	(in millions)
Interest rate	$24	$22	$38	$28	$24

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

March 31, 2007	Values

(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1, 2007):
Value of hedged MSRs portfolio	$486
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	(4)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	5
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	5

          Economic Value of MSRs

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

          Hedge Volatility

The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during the first quarter of 2007. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the quarter, if applicable.

Ranges of mortgage economic value from market risk-related activities (in millions)	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4

Three months ended March 31, 2007:
Number of trading weeks market risk-related revenue was within the stated range	2	3	5	2	1

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three months ended March 31,

	2007			2006

	Balance	Interest	Rate*	Balance	Interest	Rate*

	(in millions)
Assets
Interest bearing deposits with banks	$4,340	$57	5.31%	$4,710	$52	4.50%
Federal funds sold and securities purchased under resale agreements	12,075	162	5.46	6,683	74	4.47
Trading assets	10,762	141	5.30	10,096	108	4.33
Securities	22,523	294	5.30	21,313	270	5.14
Loans
Commercial	28,665	459	6.50	26,472	385	5.90
Consumer:
Residential mortgages	39,085	528	5.48	43,885	569	5.26
Credit cards	17,684	392	8.98	15,161	267	7.16
Other consumer	2,658	63	9.72	3,104	65	8.52

Total consumer	59,427	983	6.71	62,150	901	5.88

Total loans	88,092	1,442	6.64	88,622	1,286	5.89

Other	1,457	32	8.95	676	14	8.11

Total earning assets	139,249	$2,128	6.20%	132,100	$1,804	5.54%

Allowance for credit losses	(937)			(935)
Cash and due from banks	3,176			4,148
Other assets	25,764			23,165

Total assets	$167,252			$158,478

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$40,427	$322	3.23%	$29,149	$153	2.14%
Other time deposits	25,543	309	4.90	28,589	281	3.99
Deposits in foreign offices
Foreign banks deposits	9,126	112	4.99	7,186	77	4.33
Other time and savings	13,165	146	4.51	14,813	138	3.78

Total interest bearing deposits	88,261	889	4.09	79,737	649	3.30

Short-term borrowings	8,643	71	3.35	10,040	73	2.92
Long-term debt	29,255	372	5.15	28,911	340	4.77

Total interest bearing liabilities	126,159	1,332	4.28	118,688	1,062	3.63

Net interest income / Interest rate spread		$796	1.92%		$742	1.91%

Noninterest bearing deposits	13,933			13,001
Other liabilities	14,922			15,077
Total shareholders’ equity	12,238			11,712

Total liabilities and shareholders’ equity	$167,252			$158,478

Net interest margin on average earning assets			2.32%			2.28%

Net interest margin on average total assets			1.93%			1.90%

*         Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the first three months of 2007 and 2006 included fees of $10 million and $12 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the captions “Interest Rate Risk Management” and “Trading Activities”, beginning on page 57 of this Form 10-Q.

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

There have been no changes in HUSI’s internal controls or in other factors that could significantly affect internal and disclosure controls subsequent to the date that the evaluation was carried out.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors were set forth in HUSI’s Form 10-K for the period ended December 31, 2006. There have been no material changes from the risk factors disclosed in that Form 10-K.

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

HSBC USA Inc.

(Registrant)

Date: May 14, 2007	/s/ Gerard Mattia

Gerard Mattia
Senior Executive Vice President and
Chief Financial Officer