Form 10-Q
period 2007-06-30
HSBC USA INC /MD/
filed 2007-07-30
CIK 83246

CONFORMED

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________to __________

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
Yes ☐ No ☒

At July 30, 2007, there were 706 shares of the registrant’s Common Stock outstanding, all of which are owned by HSBC North America Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None

HSBC USA Inc.
Form 10-Q

HSBC USA Inc.
Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

	(in millions)
Interest income:
Loans	$1,477	$1,382	$2,919	$2,669
Securities	274	274	562	537
Trading assets	168	102	309	210
Short-term investments	258	193	477	319
Other	44	24	76	37

Total interest income	2,221	1,975	4,343	3,772

Interest expense:
Deposits	959	769	1,848	1,419
Short-term borrowings	105	74	176	146
Long-term debt	350	357	723	697

Total interest expense	1,414	1,200	2,747	2,262

Net interest income	807	775	1,596	1,510
Provision for credit losses	264	222	469	379

Net interest income after provision for credit losses	543	553	1,127	1,131

Other revenues:
Trust income	24	22	47	44
Service charges	52	50	105	97
Credit card fees	198	139	376	261
Other fees and commissions	86	91	194	193
HSBC affiliate income	41	66	88	121
Other income	6	3	52	7
Residential mortgage banking revenue	42	27	63	50
Trading revenues	312	269	449	548
Securities gains, net	16	6	37	10

Total other revenues	777	673	1,411	1,331

Operating expenses:
Salaries and employee benefits	341	321	678	636
Occupancy expense, net	59	57	118	108
Support services from HSBC affiliates	286	247	565	511
Other expenses	192	150	360	305

Total operating expenses	878	775	1,721	1,560

Income before income tax expense	442	451	817	902
Income tax expense	152	165	253	308

Net income	$290	$286	$564	$594

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
Consolidated Balance Sheets

	June 30, 2007		December 31, 2006

	(in millions)
Assets
Cash and due from banks	$3,592		$3,359
Interest bearing deposits with banks	4,915		1,921
Federal funds sold and securities purchased under resale agreements	16,898		13,775
Trading assets	27,243		23,630
Securities available for sale	19,851		19,783
Securities held to maturity (fair value $2,910 million and $3,040 million at June 30, 2007 and December 31, 2006, respectively)	2,931		2,972
Loans	87,409		90,237
Less - allowance for credit losses	902		897

Loans, net	86,507		89,340

Properties and equipment, net	546		540
Intangible assets	595		521
Goodwill	2,716		2,716
Other assets	6,381		6,260

Total assets	$172,175		$164,817

Liabilities
Deposits in domestic offices:
Noninterest bearing	$12,118		$12,813
Interest bearing (includes $1,434 million and $1,322 million of deposits recorded at fair value at June 30, 2007 and December 31, 2006, respectively)	63,290		61,538
Deposits in foreign offices:
Noninterest bearing	1,090		727
Interest bearing	30,355		27,068

Total deposits	106,853		102,146

Trading liabilities	15,324		12,314
Short-term borrowings	5,430		5,073
Interest, taxes and other liabilities	3,644		3,771
Long-term debt	28,775		29,252

Total liabilities	160,026		152,556

Shareholders’ equity
Preferred stock	1,690		1,690
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 706 shares issued and outstanding at June 30, 2007 and December 31, 2006)	—	(1)	—	(1)
Capital surplus	8,123		8,124
Retained earnings	2,705		2,661
Accumulated other comprehensive loss	(369)		(214)

Total common shareholder’s equity	10,459		10,571

Total shareholders’ equity	12,149		12,261

Total liabilities and shareholders’ equity	$172,175		$164,817

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

HSBC USA Inc.
Consolidated Statements of Changes in Shareholders’ Equity

	Six months ended June 30,
	2007	2006

	(in millions)
Preferred stock
Balance, January 1,	$1,690	$1,316
Preferred stock issuance	—	374

Balance, June 30,	1,690	1,690

Common stock
Balance, January 1 and June 30,	— (1)	— (1)

Capital surplus
Balance, January 1,	8,124	8,118
Capital contribution from parent	2	14
Preferred stock issuance costs	—	(9)
Employee benefit plans and other	(3)	4

Balance, June 30,	8,123	8,127

Retained earnings
Balance, January 1,	2,661	2,172
Net income	564	594
Cash dividends declared on preferred stock	(50)	(37)
Cash dividends declared on common stock	(470)	—
Cumulative effect of change in accounting for mortgage servicing assets	—	(4)

Balance, June 30,	2,705	2,725

Accumulated other comprehensive income
Balance, January 1,	(214)	(12)

Net change in net unrealized losses on securities available for sale, net of tax	(154)	(235)
Net change in net unrealized (losses) gains on derivatives classified as cash flow hedges, net of tax	(12)	30
Net change in net unrealized gains on interest only strip receivables, net of tax	—	(4)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	9	—
Foreign currency translation adjustments, net of tax	2	(2)

Other comprehensive loss, net of tax	(155)	(211)

Balance, June 30,	(369)	(223)

Total shareholders’ equity, June 30,	$12,149	$12,319

Comprehensive income
Net income	$564	$594
Other comprehensive loss	(155)	(211)

Comprehensive income	$409	$383

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

HSBC USA Inc.
Consolidated Statements of Cash Flows

	2007	2006

	(in millions)
Cash flows from operating activities
Net income	$564	$594
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and deferred taxes	85	236
Provision for credit losses	469	379
Net change in other assets and liabilities	(839)	1,316
Net change in loans held for sale to HSBC Markets (USA) Inc. (HMUS):
Loans acquired from originators	(4,607)	(9,998)
Sales of loans to HMUS	4,688	8,156
Net change in other loans held for sale	165	290
Net change in loans attributable to tax refund anticipation loans program:
Originations of loans	(17,428)	(16,100)
Sales of loans to HSBC Finance Corporation, including premium	17,640	16,100
Net change in trading assets and liabilities	(232)	(3,084)
Net change in fair value of derivatives and hedged items	879	35

Net cash provided by (used in) operating activities	1,384	(2,076)

Cash flows from investing activities
Net change in interest bearing deposits with banks	(2,994)	(3,154)
Net change in federal funds sold and securities purchased under resale agreements	(3,123)	(4,457)
Net change in securities available for sale:
Purchases of securities available for sale	(5,556)	(4,357)
Proceeds from sales of securities available for sale	3,705	1,533
Proceeds from maturities of securities available for sale	1,729	1,094
Net change in securities held to maturity:
Purchases of securities held to maturity	(130)	(752)
Proceeds from maturities of securities held to maturity	171	897
Net change in loans:
Originations, net of collections	13,351	11,208
Loans purchased from HSBC Finance Corporation	(11,368)	(11,054)
Net cash used for acquisitions of properties and equipment	(42)	(48)
Other, net	(21)	(61)

Net cash used in investing activities	(4,278)	(9,151)

Cash flows from financing activities
Net change in deposits	4,707	9,107
Net change in short-term borrowings	357	645
Net change in long-term debt:
Issuance of long-term debt	2,931	2,632
Repayment of long-term debt	(4,347)	(1,300)
Preferred stock issuance, net of issuance costs	—	365
Other (decreases) increases in capital surplus	(1)	18
Dividends paid	(520)	(37)

Net cash provided by financing activities	3,127	11,430

Net change in cash and due from banks	233	203
Cash and due from banks at beginning of period	3,359	4,441

Cash and due from banks at end of period	$3,592	$4,644

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

Note 2. Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	June 30, 2007	December 31, 2006

	(in millions)
Trading assets:
U.S. Treasury	$394	$646
U.S. Government agency	3,451	1,902
Asset backed securities	3,295	3,053
Corporate bonds	1,733	1,420
Other securities	5,642	4,903
Precious metals	3,449	2,716
Fair value of derivatives	9,279	8,990

	$27,243	$23,630

Trading liabilities:
Securities sold, not yet purchased	$3,648	$1,914
Payables for precious metals	1,932	1,336
Fair value of derivatives	9,744	9,064

	$15,324	$12,314

During the second quarter of 2007, HUSI adopted the reporting requirements of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (refer to Note 15 of these consolidated financial statements). In accordance with this standard, HUSI offsets fair value amounts recognized for the obligation to return cash collateral or the right to reclaim cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. As a result of application of this standard, certain reclassifications have been made to the December 31, 2006 consolidated balance sheet, as noted below.

At June 30, 2007 and December 31, 2006, the fair value of derivatives included in trading assets have been reduced by $3.4 billion and $2.4 billion, respectively, of amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties. At December 31, 2006, these amounts were originally reported as interest bearing deposits.

At June 30, 2007 and December 31, 2006, the fair value of derivatives included in trading liabilities have been reduced by $2.2 billion and $1.7 billion, respectively, of amounts recognized for the right to reclaim cash collateral paid under a master netting agreements with derivative counterparties. At December 31, 2006, $.4 billion of these amounts were originally reported as interest bearing deposits with banks and $1.3 billion were reported as other assets.

Note 3. Securities

At June 30, 2007 and December 31, 2006, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government agencies and U.S. Government sponsored enterprises) with a book value that exceeded 10% of shareholders’ equity. The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios are summarized in the following tables.

June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$606	$—	$(21)	$585
U.S. Government sponsored enterprises (1)	10,941	13	(465)	10,489
U.S. Government agency issued or guaranteed	3,591	4	(129)	3,466
Obligations of U.S. states and political subdivisions	648	—	(14)	634
Asset backed securities	1,641	1	(6)	1,636
Other domestic debt securities	2,642	3	(30)	2,615
Foreign debt securities	398	—	(4)	394
Equity securities	28	5	(1)	32

Securities available for sale	$20,495	$26	$(670)	$19,851

Securities held to maturity:
U.S. Government sponsored enterprises (1)	$1,851	$15	$(51)	$1,815
U.S. Government agency issued or guaranteed	553	17	(7)	563
Obligations of U.S. states and political subdivisions	280	14	—	294
Other domestic debt securities	172	—	(9)	163
Foreign debt securities	75	—	—	75

Securities held to maturity	$2,931	$46	$(67)	$2,910

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$1,535	$3	$(8)	$1,530
U.S. Government sponsored enterprises (1)	10,682	30	(257)	10,455
U.S. Government agency issued or guaranteed	3,793	6	(72)	3,727
Obligations of U.S. states and political subdivisions	515	4	(1)	518
Asset backed securities	578	1	(3)	576
Other domestic debt securities	1,343	3	(19)	1,327
Foreign debt securities	860	7	(3)	864
Equity securities	775	11	—	786

Securities available for sale	$20,081	$65	$(363)	$19,783

Securities held to maturity:
U.S. Government sponsored enterprises (1)	$1,845	$43	$(17)	$1,871
U.S. Government agency issued or guaranteed	584	25	(2)	607
Obligations of U.S. states and political subdivisions	325	19	—	344
Other domestic debt securities	167	2	(2)	167
Foreign debt securities	51	—	—	51

Securities held to maturity	$2,972	$89	$(21)	$3,040

(1)	Includes primarily mortgage backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

Gross unrealized losses and related fair values, classified as to the length of time the losses have existed, are summarized in the following tables.

	One Year or Less			Greater Than One Year

June 30, 2007	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	1	$(4)	$150	3	$(17)	$434
U.S. Government sponsored enterprises (1)	334	(92)	2,890	594	(374)	6,636
U.S. Government agency issued or guaranteed	131	(19)	626	827	(109)	2,691
Obligations of U.S. states and political subdivisions	94	(13)	611	2	(1)	22
Asset backed securities	12	(3)	853	18	(3)	254
Other domestic debt securities	22	(7)	932	58	(22)	925
Foreign debt securities	8	(3)	152	7	(2)	154
Equity securities	—	—	—	1	(1)	23

Securities available for sale	602	$(141)	$6,214	1,510	$(529)	$11,139

Securities held to maturity:
U.S. Government sponsored enterprises (1)	40	$(20)	$881	24	$(31)	$374
U.S. Government agency issued or guaranteed	32	(3)	157	166	(4)	38
Obligations of U.S. states and political subdivisions	7	*	3	—	—	—
Other domestic debt securities	8	(5)	125	5	(4)	38
Foreign debt securities	4	*	75	—	—	—

Securities held to maturity	91	$(28)	$1,241	195	$(39)	$450

	One Year or Less				Greater Than One Year

December 31, 2006	Number of Securities	Gross Unrealized Losses		Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	8		$(1)	$527	6	$(7)	$566
U.S. Government sponsored enterprises (1)	211		(114)	3,158	482	(143)	5,042
U.S. Government agency issued or guaranteed	691		(40)	2,334	268	(32)	1,076
Obligations of U.S. states and political subdivisions	12		(1)	85	3	*	27
Asset backed securities	6		*	81	19	(3)	293
Other domestic debt securities	10		(1)	153	56	(18)	910
Foreign debt securities	6		(1)	191	11	(2)	227

Securities available for sale	944		$(158)	$6,529	845	$(205)	$8,141

Securities held to maturity:
U.S. Government sponsored enterprises (1)	23	$	*	$15	22	$(17)	$389
U.S. Government agency issued or guaranteed	49		*	21	169	(2)	35
Obligations of U.S. states and political subdivisions	1		*	*	9	*	4
Other domestic debt securities	2		*	22	4	(2)	33
Foreign debt securities	2		*	51	—	—	—

Securities held to maturity	77	$	*	$109	204	$(21)	$461

(1)	Includes primarily mortgaged-backed securities issued by FNMA and FHLMC.

*	Less than $500 thousand.

Gross unrealized losses within the available for sale securities portfolio increased during the six months ended June 30, 2007 due to the impact of general increases in market interest rates on HUSI’s portfolios, which are primarily fixed rate securities. Since substantially all of these securities are high credit grade (i.e., AAA or AA), and HUSI has the ability and intent to hold these securities until maturity or a market price recovery, they are not considered to be other than temporarily impaired.

Note 4. Loans

A distribution of the loan portfolio, including loans held for sale, is summarized in the following table.

	June 30, 2007		December 31, 2006

	Total Loans	Held for Sale Included in Total Loans	Total Loans	Held for Sale Included in Total Loans

	(in millions)
Commercial loans:
Construction and other real estate	$8,589	$—	$8,918	$102
Other commercial	20,989	—	20,564	—

	29,578	—	29,482	102

Consumer loans:
Residential mortgages	37,779	4,071	39,808	4,227
Credit card receivables	17,635	—	18,260	—
Other consumer	2,417	405	2,687	394

	57,831	4,476	60,755	4,621

Total loans	$87,409	$4,476	$90,237	$4,723

Loans pledged as collateral are summarized in Note 14 beginning on page 20 of this Form 10-Q.

Loans Held for Sale

Loans held for sale primarily include sub-prime residential mortgage loans acquired from unaffiliated third parties and from HSBC Finance Corporation, with the intent of selling the loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). Loans held for sale to HMUS were $3.1 billion at June 30, 2007 and December 31, 2006. Also included in loans held for sale are residential mortgage loans held for sale to various governmental agencies and other types of consumer loans.

Loans held for sale are recorded at the lower of aggregate cost or market value. Aggregate cost exceeded market value at June 30, 2007 and December 31, 2006. Changes in the valuation allowance utilized to adjust loans held for sale to market value are summarized in the following table.

	2007			2006

	Valuation Allowance Related to			Valuation Allowance Related to

	Loans Held for Sale to HMUS	Other Loans Held for Sale	Total	Loans Held for Sale to HMUS	Other Loans Held for Sale	Total

	(in millions)
Three months ended June 30:
Balance at beginning of period	$(24)	$(2)	$(26)	$(50)	$(20)	$(70)
Valuation allowance increase for changes in market value	(65)	(7)	(72)	(73)	—	(73)
Releases of valuation allowance for loans sold	40	—	40	40	—	40

Balance at end of period	$(49)	$(9)	$(58)	$(83)	$(20)	$(103)

Six months ended June 30:
Balance at beginning of period	$(26)	$(3)	$(29)	$(11)	$(15)	$(26)
Valuation allowance increase for changes in market value	(75)	(6)	(81)	(152)	(5)	(157)
Releases of valuation allowance for loans sold	52	—	52	80	—	80

Balance at end of period	$(49)	$(9)	$(58)	$(83)	$(20)	$(103)

Loans held for sale to HMUS are subject to interest rate and market risk, in that their value will fluctuate as a result of changes in the interest rate environment. Interest rate risk is mitigated through an active economic hedging program to offset changes in the fair value of the loans held for sale. Trading related revenues related to this economic hedging program, which include net interest income and trading revenues, were $57 million and $154 million for the first six months of 2007 and 2006, respectively.

Credit Quality Statistics

Nonaccruing loans information is summarized in the following table.

	June 30, 2007	December 31, 2006

	(in millions)
Nonaccruing loans
Commercial:
Construction and other real estate	$40	$33
Other commercial	86	69

Total commercial	126	102

Consumer:
Residential mortgages	198	182
Credit card receivables	1	1

Total consumer	199	183

Total nonaccruing loans	$325	$285

Interest income on nonaccruing loans is summarized in the following table.

Six months ended June 30	2007	2006

	(in millions)
Interest income on nonaccruing loans:
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$12	$11
Amount actually recorded	5	4

Additional credit quality statistics are summarized in the following table.

	June 30, 2007	December 31, 2006

	(in millions)
Accruing loans contractually past due 90 days or more as to principal or interest:
Total commercial loans	$10	$22

Consumer:
Residential mortgages	4	11
Credit card receivables	315	339
Other consumer loans	15	16

Total consumer loans	334	366

Total accruing loans contractually past due 90 days or more	$344	$388

Impaired loans:
Balance at end of period	$126	$100
Amount with impairment reserve	52	35
Impairment reserve	22	13

Other real estate and owned assets:
Balance at end of period	$65	$53

Note 5. Allowance for Credit Losses

Changes in the allowance for credit losses are summarized in the following table.

	Three months ended June 30		Six months ended June 30

	2007	2006	2007	2006

	(in millions)
Beginning balance	$862	$837	$897	$846

Allowance related to disposition of certain private label credit card relationships	—	—	—	(6)
Net charge offs:
Charge offs	293	239	598	469
Recoveries	69	49	134	119

	224	190	464	350

Provision for credit losses	264	222	469	379

Ending balance	$902	$869	$902	$869

Credit quality statistics are provided in Note 4 of these consolidated financial statements.

Note 6. Intangible Assets

The composition of intangible assets is summarized in the following table.

	June 30, 2007	December 31, 2006

	(in millions)
Mortgage servicing rights	$552	$474
Other	43	47

Total intangible assets	$595	$521

Mortgage Servicing Rights (MSRs)

HUSI has one class of MSRs arising from sales of residential mortgage loans. HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. HUSI receives a fee for servicing the related residential mortgage loans. Servicing fee income of $56 million and $48 million for the first six months of 2007 and 2006, respectively, is recorded in residential mortgage banking revenue in the consolidated statement of income.

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

Fair value of MSRs is calculated using the following critical assumptions.

	June 30, 2007	December 31, 2006

Annualized constant prepayment rate (CPR)	15.80%	20.80%
Constant discount rate	10.68%	10.34%
Weighted average life	5.7 years	4.8 years

MSRs activity is summarized in the following table.

	2007	2006

	(in millions)
Three months ended June 30:
Fair value of MSRs:
Beginning balance	$486	$465
Additions related to loan sales	31	22
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	57	30
Realization of cash flows	(22)	(18)

Ending balance	$552	$499

Six months ended June 30:
Fair value of MSRs:
Beginning balance	$474	$418
Additions related to loan sales	61	45
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	63	75
Realization of cash flows	(46)	(39)

Ending balance	$552	$499

Note 7. Goodwill

During the second quarter of 2006, HUSI completed its annual impairment test of goodwill. In order to conform its testing date with that of HSBC and other HSBC affiliates, HUSI changed its accounting policy for the impairment testing date and completed an additional impairment test of goodwill in the third quarter of 2006. At both testing dates, HUSI determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized. In 2007 and subsequent years, the annual impairment test of goodwill will continue to be completed in the third quarter. During the six months ended June 30, 2007, there were no material events or transactions which warranted consideration for their impact on recorded book values assigned to goodwill.

Note 8. Income Taxes

The following table presents HUSI’s effective tax rates.

	Three months ended June 30		Six months ended June 30

	2007	2006	2007	2006

Effective tax rate	34.4%	36.6%	31.0%	34.1%

During the first quarter of 2007, after completing a review of its deferred income taxes, HUSI increased the carrying value of its net deferred tax assets and decreased deferred tax expense by $28 million, thereby reducing the effective tax rate by 3.5% for the first six months of 2007.

In the first quarter of 2006, approximately $17 million of income tax liability, related mainly to the completion of ongoing tax audits, was released against tax expense, thereby reducing the effective tax rate by 1.8% for the first six months of 2006.

Excluding the effect of the one-time adjustments in 2006 and 2007, the effective tax rate for the first six months of 2007 declined 1.5% over the comparable 2006 period. This decrease is primarily due to a decline in state and local tax liabilities due to changes in tax laws, higher earnings in low tax jurisdictions and lower earnings in high tax jurisdictions, and to an overall decreased level of earnings and to a higher level of low income housing tax credits.

HUSI adopted FASB Interpretation No. 48 (FIN 48) effective January 1, 2007 (refer to Note 15 of these consolidated financial statements). The adoption resulted in the recognition of additional current tax liabilities and offsetting deferred tax assets of $11 million. The total amount of unrecognized tax benefits as of January 1, 2007 was $86 million. The state tax portion of this amount is reflected gross and not reduced by federal tax effect. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $54 million.

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

Note 9. Long-Term Debt

Long-term debt is summarized in the following table.

	June 30, 2007	December 31, 2006

	(in millions)
Senior debt	$23,546	$23,913
Subordinated debt	5,213	5,322
All other	16	17

Total long-term debt	$28,775	$29,252

Senior debt includes $1,546 million and $902 million of debt instruments recorded at fair value at June 30, 2007 and December 31, 2006, respectively.

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

	June 30, 2007	December 31, 2006

	(in millions)
Assets:
Cash and due from banks	$145	$179
Interest bearing deposits with banks	53	59
Federal funds sold and securities purchased under resale agreements	153	141
Trading assets (1)	11,660	6,895
Loans	1,504	813
Other	240	242

Total assets	$13,755	$8,329

Liabilities:
Deposits	$11,200	$12,233
Trading liabilities (1)	11,419	6,473
Short-term borrowings	256	464
Other	255	254

Total liabilities	$23,130	$19,424

(1)	Trading assets and liabilities exclude the impact of netting in accordance with FASB Interpretation No. 39 and FSP FIN 39-1.

	Three months ended June 30		Six months ended June 30

	2007	2006	2007	2006

	(in millions)
Interest income	$39	$12	$65	$23
Interest expense	106	97	209	197
Other revenues:
Gains on sales of loans to HMUS	7	52	8	64
Gains on sales of refund anticipation loans to HSBC Finance Corporation	1	1	23	21
Other HSBC affiliates income	33	13	57	36
Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation	113	109	232	225
Fees paid to HMUS	66	52	123	107
Fees paid to HSBC Technology & Services (USA) Inc. (HTSU) for technology services	62	49	123	106
Fees paid to other HSBC affiliates	45	37	87	73

Transactions Conducted with HSBC Finance Corporation

•

By agreement, HUSI purchases receivables generated by private label and MasterCard1/Visa[2] credit card relationships on a daily basis at a value that approximates fair value, as determined by an independent third party. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. Activity related to these portfolios is summarized in the following table.

	Private Label		MasterCard/Visa

Six months ended June 30	2007	2006	2007	2006

	(in millions)
Receivables acquired from HSBC Finance Corporation:
Balance at beginning of period	$16,973	$14,355	$1,287	$1,159
Receivables acquired	10,090	9,976	1,278	1,078
Customer payments, net charge offs and other activity	(10,957)	(10,172)	(1,036)	(1,086)

Balance at end of period	$16,106	$14,159	$1,529	$1,151

Unamortized premiums paid to HSBC Finance Corporation:
Balance at beginning of period	$188	$320	$15	$12
Premiums paid	162	167	42	17
Amortization	(219)	(280)	(27)	(17)

Balance at end of period	$131	$207	$30	$12

•

Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

•

HUSI’s wholly-owned subsidiaries HBUS and HSBC Trust Company (Delaware), N.A. (HTCD) are the originating lenders for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which are managed by HSBC Finance Corporation. By agreement, HBUS and HTCD process applications, fund and subsequently sell these loans to HSBC Finance Corporation. During the six months ended June 30, 2007, approximately $17 billion of loans were originated by HBUS and HTCD and sold to HSBC Finance Corporation, resulting in gains of $23 million. For the same 2006 period, $16 billion of loans were sold to HSBC Finance Corporation, resulting in gains of $21 million.

•

Certain of HUSI’s consolidated subsidiaries have secured lines of credit totaling $2.3 billion with HSBC Finance Corporation. There were no balances outstanding under any of these lines of credit at June 30, 2007 or December 31, 2006.

•

In 2006, HUSI began acquiring residential mortgage loans at fair value from HSBC Finance Corporation for the purpose of selling these loans to HMUS (see “Transactions Conducted with HMUS” below). During the six months ended June 30, 2007, HUSI acquired $371 million of loans from HSBC Finance Corporation for a total premium of $.4 million.

Transactions Conducted with HMUS

•

HUSI utilizes HMUS for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HMUS for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HMUS are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HMUS are recorded as a reduction of capital surplus. Customer referral fees paid to HMUS are netted against customer fee income, which is included in other fees and commissions.

[1]	MasterCard is a registered trademark of MasterCard International, Incorporated.

[2]	Visa is a registered trademark of Visa USA, Inc.

•

In 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties and from HSBC Finance Corporation and subsequently selling these acquired loans to HMUS (refer to Note 4 of these consolidated financial statements). HUSI maintains no ownership interest in the residential mortgage loans after sale. Under this program, HUSI sold $4.7 billion and $8.2 billion of loans to HMUS during the first six months of 2007 and 2006, respectively. Total gains on sale were $8 million and $64 million during the first six months of 2007 and 2006, respectively.

•

During the first quarter of 2007, as part of a strategy to consolidate certain investments into a common HSBC entity in North America, HUSI sold certain non-marketable investments to HMUS resulting in total net gains of $6 million. The carrying value of these investments totaled $10 million at the time of the sale.

Support Services from HSBC Technology & Services (USA) Inc.

HSBC’s technology services in North America are centralized within HSBC Technology & Services (USA) Inc. (HTSU). Technology related assets and software acquired for HUSI are generally purchased and owned by HTSU. Pursuant to a master service level agreement, HTSU charges HUSI for equipment related costs and technology services. HTSU also charges for software development costs, which generally are capitalized by HUSI.

Other Transactions with HSBC Affiliates

HUSI has a $2 billion line of credit with HSBC which was unused at June 30, 2007 and December 31, 2006.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $1.4 billion, of which $188 million and $172 million was outstanding at June 30, 2007 and December 31, 2006, respectively.

HUSI utilizes other HSBC affiliates primarily for global outsourcing initiatives and, to a lesser extent, for treasury and traded markets services.

HUSI routinely enters into derivative transactions with HSBC Finance Corporation and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The fair value of derivative receivables related to these contracts was approximately $12 billion and $7 billion at June 30, 2007 and December 31, 2006, respectively. HUSI, within its Corporate, Investment Banking and Markets business segment, accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

Domestic employees of HUSI participate in a defined benefit pension plan sponsored by HNAH. Additional information regarding pensions is provided in Note 11 of these consolidated financial statements.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI’s share of the expense of these plans on a pre-tax basis for the first six months of 2007 and 2006 was approximately $30 million and $36 million, respectively. As of June 30, 2007, HUSI’s share of compensation cost related to nonvested stock compensation plans was approximately $112 million, which is expected to be recognized over a weighted-average period of 1.6 years. A description of these stock compensation plans begins on page 140 of HUSI’s 2006 Form 10-K.

During the first half of 2007, HUSI declared and paid dividends of $470 million to its parent company, HSBC North America Inc. There were no dividends declared or paid during the first half of 2006.

Note 11. Pensions and Other Postretirement Benefits of HUSI and HSBC Finance Corporation

Effective January 1, 2005, the separate U.S. defined benefit pension and health and life insurance plans were merged into a single defined benefit pension plan, under the sponsorship of HNAH, which facilitated the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC affiliates operating in the U.S.

The following table presents the components of net periodic benefit cost as allocated to HUSI from HNAH.

	Pension Benefits		Other Postretirement Benefits

	2007	2006	2007	2006

	(in millions)
Three months ended June 30:
Net periodic benefit cost:
Service cost – benefits earned during the period	$8	$8	$1	$1
Interest cost	18	16	2	1
Expected return on plan assets	(22)	(21)	—	—
Recognized losses	1	4	—	—
Transition amount amortization	—	—	—	—

Net periodic benefit cost	$5	$7	$3	$2

Six months ended June 30:
Net periodic benefit cost:
Service cost – benefits earned during the period	$16	$16	$1	$1
Interest cost	35	33	3	3
Expected return on plan assets	(45)	(43)	—	—
Recognized losses	3	7	—	—
Transition amount amortization	—	—	1	1

Net periodic benefit cost	$9	$13	$5	$5

During 2007, HUSI expects to make no contribution for pension benefits and expects to contribute approximately $9 million for other postretirement benefits.

Note 12. Regulatory Capital

Capital amounts and ratios of HUSI and HBUS, calculated in accordance with banking regulations, are summarized in the following table.

	June 30, 2007				December 31, 2006

	Capital Amount	Well-Capitalized Minimum Ratio (1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio (1)		Actual Ratio

	($ in millions)
Total capital ratio:
HUSI	$15,214	10.00%		12.27%	$15,501	10.00%		12.58%
HBUS	15,032	10.00		12.16	14,998	10.00		12.23
Tier 1 capital ratio:
HUSI	10,424	6.00		8.41	10,577	6.00		8.58
HBUS	10,420	6.00		8.43	10,278	6.00		8.38
Tier 1 leverage ratio:
HUSI	10,424	3.00	(2)	6.30	10,577	3.00	(2)	6.36
HBUS	10,420	5.00		6.41	10,278	5.00		6.29
Risk weighted assets:
HUSI	123,997				123,262
HBUS	123,617				122,652

(1)

HUSI and HBUS are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as “well-capitalized” under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

Note 13. Variable Interest Entities (VIEs)

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

Consolidated VIEs

HUSI has entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. These VIEs were structured as trusts or corporations that issue fixed or floating rate instruments backed by the assets of the issuing entities. HUSI sold trading assets to the VIEs and subsequently entered into total return swaps with the VIEs whereby HUSI receives the total return on the transferred assets and, in return, pays a market rate of return to its counterparties. HUSI is the primary beneficiary of these VIEs and, accordingly, consolidated $7.5 billion and $2.6 billion of trading assets at June 30, 2007 and December 31, 2006, respectively. These assets were pledged as collateral for obligations of the VIEs, which are included in long-term debt. The holders of the instruments issued by the VIEs have no recourse to the general credit of HUSI beyond the assets sold to the VIEs and pledged as collateral.

Unconsolidated VIEs

HUSI also holds variable interests in various other VIEs which were not consolidated at June 30, 2007 or December 31, 2006, since HUSI is not the primary beneficiary of these VIE structures. Information for unconsolidated VIEs is presented in the following table and commentary. Descriptions of these VIE relationships are included in pages 151-152 of HUSI’s 2006 Form 10-K.

	June 30, 2007		December 31, 2006

	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss

	(in millions)
Asset backed commercial paper conduits	$12,546	$6,438	$14,104	$8,048
Securitization vehicles	5,531	863	2,242	612
Investment funds	749	—	717	2
Capital funding vehicles	1,093	32	1,093	32
Low income housing tax credits	926	170	406	153

Total	$20,845	$7,503	$18,562	$8,847

Other Asset Backed Commercial Paper Conduits

In addition to the asset backed commercial paper conduits sponsored by affiliate entities and listed in the table above, HUSI also provides liquidity facilities to asset backed commercial paper conduits sponsored by unrelated third parties. HUSI does not transfer its own receivables into, have ownership interest in, perform administrative duties for, nor service any of the assets of these conduits. HUSI’s involvement in these conduits is limited to providing liquidity facilities. The maximum exposure to loss relating to these liquidity facilities at June 30, 2007 is $2.1 billion.

Note 14. Financial Guarantee Arrangements, Pledged Assets and Contingent Liabilities

Financial Guarantee Arrangements

The following table summarizes the maximum potential amounts of future payments required by financial guarantee arrangements.

	June 30, 2007	December 31, 2006

	(in millions)
Standby letters of credit, net of participations (1)	$7,904	$7,259
Loan sales with recourse	7	8
Credit derivative contracts (2)	533,474	431,631

Total	$541,385	$438,898

(1)	Includes $570 million and $542 million issued for the benefit of HSBC affiliates at June 30, 2007 and December 31, 2006, respectively.

(2)	Includes $84,952 million and $71,908 million issued for the benefit of HSBC affiliates at June 30, 2007 and December 31, 2006, respectively.

           Standby Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $24 million and $21 million at June 30, 2007 and December 31, 2006, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $25 million at June 30, 2007 and December 31, 2006.

           Credit Derivative Contracts

HUSI enters into credit derivative contracts primarily to satisfy the needs of its customers and, in certain cases, for its own benefit. Credit derivatives are arrangements that provide for one party (the “protection buyer”) to transfer the credit risk of a “reference asset” to another party (the “protection seller”). Under this arrangement, the protection seller assumes the credit risk associated with the reference asset without directly purchasing it. The protection buyer agrees to pay a specified fee to the protection seller. In return, the protection seller agrees to pay the protection buyer an agreed upon amount if there is a default during the term of the contract.

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

Pledged Assets

The following table summarizes pledged assets included in the consolidated balance sheet.

	June 30, 2007	December 31, 2006

	(in millions)
Interest bearing deposits with banks	$700	$764
Trading assets (1)	3,276	2,961
Securities available for sale (2)	6,820	6,775
Securities held to maturity	238	273
Loans (3)	7,093	8,426
Other assets (4)	1,195	849

Total	$19,322	$20,048

(1)

Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities (refer to Note 13 of the consolidated financial statements, beginning on page 19 of this Form
10-Q).

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

HUSI and HBUS moved to dismiss both complaints in 2003. These motions remained sub judice until 2007, when the Maruzen and Yakult cases were transferred to a new judge, who ordered the plaintiffs to file amended complaints and established a schedule for motions to dismiss to be addressed to those amended pleadings. The parties to the Maruzen and Yakult cases recently engaged in separate settlement discussions, resulting in the conclusion of the Maruzen case, and a settlement in principle on the Yakult case. In neither case will the settlement amount have a material impact on HUSI’s consolidated results.

Note 15. New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material impact on HUSI’s financial position or results of operations. Refer to Note 8 beginning on page 13 of this Form 10-Q.

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

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. HUSI adopted FSP FIN 39-1 during the second quarter of 2007, the impact of which is described in Note 2 of these consolidated financial statements.

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

Note 16. Business Segments

HUSI has five distinct segments that it utilizes for management reporting and analysis purposes, which are generally based upon customer groupings, as well as products and services offered. The segments are described on pages 19-20 of HUSI’s Form 10-Q for the quarterly period ended March 31, 2007.

Effective January 1, 2007, corporate goals of HUSI are based upon results reported under International Financial Reporting Standards (IFRSs), which are utilized by HSBC to prepare its consolidated financial statements. Operating results for HUSI are now being monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources on an IFRSs basis. As a result, business segment results are reported on an IFRSs basis to align with the revised internal reporting mechanism for monitoring performance. Results for the second quarter and first six months of 2006 have been restated on an IFRSs basis.

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

Results for each segment on an IFRSs basis, as well as a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals, are provided in the following tables. Descriptions of the significant differences between IFRSs and U.S. GAAP that impact HUSI’s results follow the tables.

The following table summarizes the results for each segment. Analysis of operating results for each segment begins on page 48 of this Form 10-Q.

	IFRSs Consolidated Amounts							(1) IFRSs Adjustments	(2) IFRSs Reclassifications	U.S. GAAP Consolidated Totals

	PFS	CF	CMB	CIBM	PB	Other	Total

	(in millions)
Three months ended June 30, 2007
Net interest income (expense)	$274	$210	$202	$141	$50	$(3)	$874	$—	$(67)	$807
Other revenues	113	59	66	321	71	(66)	564	19	194	777

Total revenues	387	269	268	462	121	(69)	1,438	19	127	1,584
Provision for credit losses	25	214	19	(5)	5	—	258	1	5	264

	362	55	249	467	116	(69)	1,180	18	122	1,320
Operating expenses	319	9	142	198	86	1	755	1	122	878

Income before income tax expense	$43	$46	$107	$269	$30	$(70)	$425	$17	$—	$442

Balances at end of period:
Total assets	$36,742	$21,344	$19,126	$132,212	$5,449	$411	$215,284	$(43,109)	$—	$172,175
Total loans	32,044	20,344	17,207	22,042	4,624	—	96,261	347	(9,199)	87,409
Goodwill	917	—	366	494	335	—	2,112	604	—	2,716
Total deposits	41,473	42	17,133	34,198	10,241	—	103,087	3,379	387	106,853

Three months ended June 30, 2006
Net interest income (expense)	$290	$176	$171	$112	$48	$(7)	$790	$19	$(34)	$775
Other revenues	106	29	62	270	60	22	549	(32)	156	673

Total revenues	396	205	233	382	108	15	1,339	(13)	122	1,448
Provision for credit losses	8	154	27	(14)	30	—	205	2	15	222

	388	51	206	396	78	15	1,134	(15)	107	1,226
Operating expenses	291	7	114	184	72	4	672	(4)	107	775

Income before income tax expense	$97	$44	$92	$212	$6	$11	$462	$(11)	$—	$451

Balances at end of period:
Total assets	$41,523	$20,648	$17,631	$123,654	$5,530	$341	$209,327	$(40,938)	$—	$168,389
Total loans	37,287	19,418	14,968	12,094	4,896	2	88,665	—	2,540	91,205
Goodwill	917	—	366	494	335	—	2,112	582	—	2,694
Total deposits	33,629	58	13,207	41,375	10,411	392	99,072	—	326	99,398

(1)

Represents adjustments associated with differences between IFRSs and U.S. GAAP bases of accounting. These adjustments, which are more fully described beginning on page 24 of this Form 10-Q, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Income Before Income Tax Expense	Total Assets

	(in millions)
Three months ended June 30, 2007
Unquoted equity securities	$—	$(67)	$—	$—	$(67)	$—
Fair value option	(2)	66	—	—	64	—
Servicing assets	—	31	—	—	31	—
Loan origination	(5)	(2)	—	(4)	(3)	—
Loans held for trading purposes	—	(9)	—	—	(9)	—
Recording derivative assets and liabilities gross	—	—	—	—	—	(43,109)
Other	7	—	1	5	1	—

Total	$—	$19	$1	$1	$17	$(43,109)

Three months ended June 30, 2006
Unquoted equity securities	$—	$—	$—	$—	$—	$—
Fair value option	—	(34)	—	—	(34)	—
Servicing assets	—	23	—	—	23	—
Loan origination	9	(5)	—	(5)	9	—
Loans held for trading purposes	—	(8)	—	1	(9)	—
Recording derivative assets and liabilities gross	—	—	—	—	—	(40,938)
Other	10	(8)	2	—	—	—

Total	$19	$(32)	$2	$(4)	$(11)	$(40,938)

(2)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

The following table summarizes the results for each segment. Analysis of operating results for each segment begins on page 48 of this Form 10-Q.

	IFRSs Consolidated Amounts							(1) IFRSs Adjustments	(2) IFRSs Reclassifications	U.S. GAAP Consolidated Totals

	PFS	CF	CMB	CIBM	PB	Other	Total

	(in millions)
Six months ended June 30, 2007
Net interest income (expense)	$560	$409	$398	$138	$100	$(4)	$1,601	$(3)	$(2)	$1,596
Other revenues	263	107	128	575	144	(61)	1,156	5	250	1,411

Total revenues	823	516	526	713	244	(65)	2,757	2	248	3,007
Provision for credit losses	29	388	37	(10)	12	—	456	5	8	469

	794	128	489	723	232	(65)	2,301	(3)	240	2,538
Operating expenses	611	17	282	387	168	2	1,467	14	240	1,721

Income before income tax expense	$183	$111	$207	$336	$64	$(67)	$834	$(17)	$—	$817

Six months ended June 30, 2006
Net interest income (expense)	$577	$338	$350	$137	$96	$(10)	$1,488	$7	$15	$1,510
Other revenues	242	40	123	559	137	(3)	1,098	2	231	1,331

Total revenues	819	378	473	696	233	(13)	2,586	9	246	2,841
Provision for credit losses	24	299	31	(12)	30	—	372	(9)	16	379

	795	79	442	708	203	(13)	2,214	18	230	2,462
Operating expenses	580	14	233	355	149	4	1,335	(5)	230	1,560

Income before income tax expense	$215	$65	$209	$353	$54	$(17)	$879	$23	$—	$902

(1)	Represents adjustments associated with differences between IFRSs and U.S. GAAP bases of accounting. These adjustments, which are more fully described below, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Income Before Income Tax Expense

	(in millions)
Six months ended June 30, 2007
Unquoted equity securities	$—	$(76)	$—	$—	$(76)
Fair value option	(2)	64	—	—	62
Servicing assets	—	36	—	—	36
Loan origination	(7)	(5)	—	5	(17)
Loans held for trading purposes	—	(7)	—	—	(7)
Other	6	(7)	5	9	(15)

Total	$(3)	$5	$5	$14	$(17)

Six months ended June 30, 2006
Unquoted equity securities	$—	$—	$—	$—	$—
Fair value option	—	7	—	—	7
Servicing assets	—	28	—	—	28
Loan origination	7	(7)	—	(10)	10
Loans held for trading purposes	—	(20)	—	—	(20)
Other	—	(6)	(9)	5	(2)

Total	$7	$2	$(9)	$(5)	$23

(2)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

Differences between IFRSs and U.S. GAAP

Unquoted equity securities – Under IFRSs, certain equity securities which are not quoted on a recognized exchange, but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available for sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange, are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets.

Fair value option – Reflects the impact of applying the fair value option under IFRSs for certain debt issued, which is accounted for either at amortized cost or is only adjusted for market interest rate risk movements under U.S. GAAP. This impact is primarily recorded as other revenues within the Other business segment.

Servicing assets – Servicing assets are initially recorded at fair value for both U.S. GAAP and IFRSs. Under U.S. GAAP, all subsequent adjustments to fair value are reflected in current earnings. Under IFRSs: (1) servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings; and (2) recoveries of impairment are credited to current earnings only to the extent of previous write-downs.

Loan origination – Certain loan fees and incremental direct loan origination costs, including direct salaries but excluding overhead costs, are deferred and amortized to earnings over the life of the loan under IFRSs. Certain loan fees and direct, but not necessarily incremental loan origination costs, including an apportionment of overhead in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP. For the first half of 2007, the net costs amortized under U.S. GAAP exceed net costs amortized under IFRSs.

Loans held for trading purposes – Under IFRSs, loans held for resale are treated as trading assets and are initially recorded at fair value, with changes in fair value being recognized in current period earnings, and any gains on sale recognized on the trade date. Under U.S. GAAP, loans held for resale are recorded at the lower of amortized cost or market value (LOCOM), with gains on sale being recognized on the settlement date. Because of the differences between fair value and LOCOM accounting, the recorded value of certain pools of loans held for resale under IFRSs exceeds the recorded value under U.S. GAAP, resulting in higher IFRSs earnings. The timing difference between trade date accounting under IFRSs and settlement date accounting under U.S. GAAP also results in higher current earnings under IFRSs.

Recording derivative assets and liabilities gross – Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported net in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. (ISDA) Master Netting Arrangement. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under IFRSs, these agreements do not meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.

Other – Includes the net impact of differences relating to various adjustments, none of which were individually material for the second quarter and first six months of 2007 and 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

FORWARD-LOOKING STATEMENTS

The MD&A should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and with HUSI’s 2006 Form 10-K. The MD&A may contain certain statements that are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. HUSI’s results may differ materially from those noted in the forward-looking statements. Words such as “may”, “should”, “would”, “could”, “intends”, “appears”, “believe”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Statements that are not historical facts, including statements about management’s beliefs and expectations, are forward-looking statements that involve inherent risks and uncertainties and are based on current views and assumptions. A number of factors could cause actual results to differ materially from those contained in any forward-looking statements. For a list of important risk factors that may affect HUSI’s actual results, see Cautionary Statement on Forward-Looking Statements and Risk Factors in Part I of HUSI’s 2006 Form 10-K.

EXECUTIVE OVERVIEW

Income before income tax expense decreased $9 million (2%) and decreased $85 million (9%) for the second quarter and the first six months of 2007, respectively, in comparison with the same 2006 periods. Net income increased $4 million (1%) for the second quarter, but decreased $30 million for the first six months of 2007.

Higher net interest income in 2007 primarily resulted from:

•	higher interest income from growth in the private label credit card portfolio, and from reduced amortization of initial purchase premiums paid for these receivables; and

•

business expansion initiatives, including rollout of the Online Savings product, new branches and expansion of services and products to small business customers, which led to growth in consumer and commercial deposits and in commercial loans.

These increases in net interest income were partially offset by:

•	continued narrowing of interest spreads primarily due to competitive pressures as customers migrated to higher yielding deposit products; and

•

lower interest income from residential mortgage loans due to the impact of balance sheet initiatives to reduce prepayment risk and improve liquidity by selling the majority of residential mortgage loan originations through the secondary markets and by allowing the existing residential mortgage loan portfolio to run off.

The provision for credit losses increased for the second quarter and for the first half of 2007, primarily due to higher average credit card receivable balances and to growing delinquencies within the credit card portfolio. In addition, consumer provision expense was unusually low for the first quarter of 2006, due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated consumer charge offs during the fourth quarter of 2005.

Higher other revenues primarily resulted from the following:

•	increased credit card fees from growing credit card receivable portfolios; and

•

increased trading revenue from structured derivative product transactions and from foreign exchange trading desks, which were partially offset by fewer market opportunities in precious metals and other global markets trading desks, which were particularly strong in the first quarter of 2006.

These increases in other revenues were partially offset by:

•

lower results of a program under which HUSI acquires residential mortgage loans and subsequently sells these loans to an HSBC affiliate for securitization, which has been negatively impacted by the overall weakness in the U.S. housing market; and

•

the decrease in value of a derivative trading instrument used to offset the change in value of an investment in Class B shares issued by MasterCard International, Inc., the fair value of which has increased significantly but which cannot be recognized until the investment is sold.

Increased operating expenses for 2007 resulted mainly from higher salaries, marketing and other direct expenses related to business expansion initiatives, and to higher technology and other costs to support the build out of enhanced product and service platforms.

Income tax expense decreased $13 million (8%) for the second quarter of 2007 and decreased $55 million (18%) for the first half of 2007. During the first quarter of 2007, after a thorough review of its deferred income taxes, HUSI increased the carrying value of its deferred tax assets by $28 million, with a corresponding decrease in income tax expense. The remaining decrease in provision was mainly due to lower income before tax, to a lower effective tax rate from higher revenues from operations in states with lower tax rates and to higher low income housing tax credits.

Income Before Income Tax Expense - Significant Trends

Analysis of the components of HUSI’s income before income tax expense begins on page 35 of this Form 10-Q. Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	Three months ended June 30	Six months ended June 30

	(in millions)
Income before income tax expense for 2006	$451	$902

Increase (decrease) in income before income tax expense attributable to:
Balance sheet management activities (1)	(17)	(44)
Trading related activities (2)	70	—
Private label receivable portfolio (3)	22	70
Loans held for sale to an HSBC affiliate (4)	(54)	(85)
Residential mortgage banking revenue (5)	(5)	(30)
Earnings from equity investments (6)	10	—
All other activity (7)	(35)	4

	(9)	(85)

Income before income tax expense for 2007	$442	$817

(1)

Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains on sales of investments and trading revenues, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Refer to commentary regarding CIBM net interest income, trading revenues, and the CIBM business segment beginning on page 51 of this Form 10-Q, respectively.

(2)

Refer to commentary regarding trading revenues beginning on page 43 of this Form 10-Q. Amounts in the table exclude trading related revenues from hedging activities associated with loans held for sale to an HSBC affiliate, which are reported in a separate line of the table.

(3)	Refer to commentary regarding the CF business segment beginning on page 49 of this Form 10-Q.

(4)	Refer to commentary regarding residential mortgage loans held for sale to an HSBC affiliate beginning on page 39 of this Form 10-Q.

(5)	Refer to commentary regarding residential mortgage banking revenue beginning on page 41 of this Form 10-Q.

(6)	Refer to commentary regarding other income beginning on page 40 of this Form 10-Q.

(7)	Represents core banking and other activities that have been impacted by recent business expansion initiatives. Refer to business segments commentary beginning on page 48 of this Form 10-Q.

Selected Financial Data

The following tables present a summary of selected financial information.

	Three months ended June 30		Six months ended June 30

	2007	2006	2007	2006

	($ in millions)
Income statement:
Net interest income	$807	$775	$1,596	$1,510
Provision for credit losses	(264)	(222)	(469)	(379)
Total other revenues	777	673	1,411	1,331
Total operating expenses	(878)	(775)	(1,721)	(1,560)
Income tax expense	(152)	(165)	(253)	(308)

Net income	$290	$286	$564	$594

Balances at period end:
Loans, net of allowance	$86,507	$90,336
Total assets	172,175	168,389
Total tangible assets	169,416	165,644
Total deposits	106,853	99,398
Common shareholder’s equity	10,459	10,629
Tangible common shareholder’s equity	8,081	8,117
Total shareholders’ equity	12,149	12,319

Selected financial ratios:
Total shareholders’ equity to total assets, at period end	7.06%	7.32%
Tangible common shareholder’s equity to total tangible assets, at period end	4.77%	4.90%
Rate of return on average (1):
Total assets	.69%	.70%	.69%	.75%
Total common shareholder’s equity	10.14	10.09	9.85	10.71
Net interest margin to average (1):
Earning assets	2.26%	2.27%	2.28%	2.28%
Total assets	1.94	1.90	1.96	1.92
Average total shareholders’ equity to average total assets (1)	7.26%	7.30%	7.37%	7.41%
Efficiency ratio (1)	55.45	53.49	57.21	54.91

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 87 of HUSI’s 2006 Form 10-K.

Significant trends and transactions that impacted net income for the three month and six month periods ending June 30, 2007 and 2006 are summarized on page 27 of this Form 10-Q.

BASIS OF REPORTING

HUSI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

International Financial Reporting Standards (IFRSs)

Effective January 1, 2007, corporate goals of HUSI are based upon results reported under IFRSs (a non-U.S. GAAP measure). Operating results for HUSI are now monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources on an IFRSs basis. In addition, HSBC reports its results in accordance with IFRSs and IFRSs results are used by HSBC in measuring and rewarding performance of employees. The following table reconciles HUSI’s net income on a U.S. GAAP basis to net income on an IFRSs basis.

	Three months ended June 30		Six months ended June 30

	2007	2006	2007	2006

	(in millions)
Net income – U.S. GAAP basis	$290	$286	$564	$594
Adjustments, net of tax:
Unquoted equity securities	39	—	44	—
Fair value option	(37)	20	(36)	(3)
Servicing assets	(17)	(13)	(21)	(16)
Loan origination	2	(6)	10	—
Loans held for trading purposes	4	5	4	12
Other	(4)	2	4	(7)

Net income – IFRSs basis	$277	$294	$569	$580

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

Servicing assets

IFRSs

•	Under IAS 38, servicing assets are initially recorded on the balance sheet at fair value and amortized over the projected life of the assets.

•	Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings.

•	Subsequent recoveries of impairment, if any, are credited to current earnings only to the extent of previous write-downs.

U.S. GAAP

•	Under U.S. GAAP, servicing assets are initially recorded on the balance sheet at fair value.

•	All subsequent adjustments to fair value are reflected in current period earnings.

Impact

•	HUSI’s mortgage subsidiary currently holds $550 million of residential mortgage servicing rights (MSRs), primarily related to loans sold to governmental agencies.

•

For certain pools of MSRs, fair value recorded under U.S. GAAP exceeds amortized cost recorded under IFRSs. Therefore, current earnings under U.S. GAAP exceeded earnings under IFRSs for the first six months of 2007.

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

Impact

During the first six months of 2007, the net costs amortized against earnings under U.S. GAAP exceeded net costs amortized under IFRSs.

Loans held for trading purposes

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

Impact

•

HUSI holds $4.5 billion of loans held for resale on the balance sheet at June 30, 2007 for various business purposes. These include residential mortgage loans held for resale to HSBC affiliates for securitization purposes, residential mortgage loans held for resale to various governmental agencies and other types of consumer loans.

•

Because of differences between fair value and LOCOM accounting, the recorded value of certain pools of loans held for resale under IFRSs exceeds the value recorded under U.S. GAAP at June 30, 2007, resulting in higher IFRSs earnings.

•	The timing difference between trade date accounting for IFRSs and settlement date accounting under U.S. GAAP also results in higher current earnings under IFRSs.

Other

Other includes the net impact of differences relating to various adjustments, none of which were individually material for the second quarter and first six months of 2007 and 2006, respectively.

BALANCE SHEET REVIEW

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Balance sheet totals at June 30, 2007, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		June 30, 2006
	June 30, 2007
		Amount	%	Amount	%

	($ in millions)
Period end assets:
Short-term investments	$25,405	$6,350	33	$6,331	33
Loans, net	86,507	(2,833)	(3)	(3,829)	(4)
Trading assets	27,243	3,613	15	912	3
Securities	22,782	27	—	234	1
Other assets	10,238	201	2	138	1

	$172,175	$7,358	4	$3,786	2

Funding sources:
Total deposits	$106,853	$4,707	5	$7,455	8
Trading liabilities	15,324	3,010	24	1,450	10
Short-term borrowings	5,430	357	7	(1,479)	(21)
All other liabilities	3,644	(127)	(3)	(1,265)	(26)
Long-term debt	28,775	(477)	(2)	(2,205)	(7)
Shareholders’ equity	12,149	(112)	(1)	(170)	(1)

	$172,175	$7,358	4	$3,786	2

Short-Term Investments

Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. Increases in these asset balances resulted from an increase in HUSI’s excess liquidity position, which was primarily due to deposit growth in 2006 and 2007.

Loans, Net

Loan balances at June 30, 2007, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		June 30, 2006
	June 30, 2007
		Amount	%	Amount	%

	($ in millions)
Total commercial loans	$29,578	$96	—	$(68)	—

Consumer loans:
Residential mortgages	37,779	(2,029)	(5)	(5,545)	(13)
Credit card receivables:
Private label	16,106	(867)	(5)	1,948	14
MasterCard/Visa	1,529	242	19	377	33
Other consumer	2,417	(270)	(10)	(508)	(17)

Total consumer loans	57,831	(2,924)	(5)	(3,728)	(6)

Total loans	87,409	(2,828)	(3)	(3,796)	(4)
Allowance for credit losses	902	5	1	33	4

Loans, net	$86,507	$(2,833)	(3)	$(3,829)	(4)

Beginning in 2005, as a result of balance sheet initiatives to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI decided to sell a majority of its residential loan originations through the secondary markets and allow the existing loan portfolio to run off, resulting in reductions in loan balances throughout 2006 and the first six months of 2007.

The addition of new merchant and customer relationships to the private label credit card portfolio and decreased balance requirements of off-balance sheet securitized receivable trusts (refer to pages 61-62 of this Form 10-Q) have resulted in higher on-balance sheet credit card receivable balances from June 30, 2006 to June 30, 2007.

Trading Assets and Liabilities

Trading assets and liabilities balances at June 30, 2007, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		June 30, 2006
	June 30, 2007
		Amount	%	Amount	%

	($ in millions)
Trading assets:
Securities (1)	$14,515	$2,591	22	$408	3
Precious metals	3,449	733	27	892	35
Fair value of derivatives	9,279	289	3	(387)	(4)

	$27,243	$3,613	15	$913	3

Trading liabilities:
Securities sold, not yet purchased	$3,648	$1,734	91	$866	31
Payables for precious metals	1,932	596	45	619	47
Fair value of derivatives	9,744	680	8	(35)	—

	$15,324	$3,010	24	$1,450	10

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

Growth in securities balances from December 31, 2006 and from June 30, 2006 was attributable to increased hedging opportunities to capitalize on the current spread environment. Higher derivatives balances resulted from increased volume of structured derivative product transactions during 2007. Higher precious metals balances were due to higher levels of trading activity, and to generally higher market prices for various metals.

Deposits

Deposit balances by major depositor categories at June 30, 2007, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		June 30, 2006
	June 30, 2007
		Amount	%	Amount	%

	($ in millions)
Individuals, partnerships and corporations	$85,456	$2,652	3	$947	1
Domestic and foreign banks	17,696	1,453	9	5,310	43
U.S. Government, states and political subdivisions	2,023	96	5	426	27
Foreign government and official institutions	1,678	506	43	772	85

Total deposits	$106,853	$4,707	5	$7,455	8

Total core deposits (1)	$62,166	$4,590	8	$5,927	11

(1)

HUSI monitors “core deposits” as a key measure for assessing results of its core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Beginning in 2004, HUSI implemented a growth strategy for its retail banking network, which includes building deposits over a three to five year period across multiple geographic markets, channels and customer segments and utilizing multiple delivery systems. Since inception, the following initiatives have been launched:

•	deployment of new personal and business checking and savings products, with an emphasis on relationship based products that offer more competitive pricing;

•

new internet based products offered through the HSBC Direct website, particularly Online Savings accounts, which have grown significantly since 2005. Since their introduction, Online Savings balances have grown to $11.9 billion at June 30, 2007, of which $4.8 billion was raised during the first six months of 2007;

•	a retail branch expansion strategy within our existing footprint as well as in new geographic markets;

•	improved delivery systems, including internet, call center and ATM capabilities; and

•	refined marketing and customer analytics to drive increased utilization of products and improve customer retention.

Total deposit growth of $13 billion and $12 billion during calendar years 2006 and 2005, respectively, has been followed by growth of $5 billion in the first six months of 2007.

RESULTS OF OPERATIONS

Net Interest Income

An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on pages 69-70 of this Form 10-Q. Significant components of HUSI’s net interest margin are summarized in the following table.

	Three months ended June 30		Six months ended June 30

	2007	2006	2007	2006

Yield on total earning assets	6.18%	5.76%	6.18%	5.67%
Rate paid on interest bearing liabilities	4.43	3.95	4.40	3.82

Interest rate spread	1.75	1.81	1.78	1.85
Benefit from net non-interest earning or paying funds	.51	.46	.50	.43

Net interest margin to earning assets (1)	2.26%	2.27%	2.28%	2.28%

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 87 of HUSI’s 2006 Form 10-K.

Significant trends affecting the comparability of 2007 and 2006 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis (refer to pages 69-70 of this Form 10-Q).

	Three months ended June 30		Six months ended June 30

	Amount	Interest Rate Spread	Amount	Interest Rate Spread

	($ in millions)
Net interest income/interest rate spread for 2006	$782	1.81%	$1,524	1.85%

Increase (decrease) in net interest income associated with:
Balance sheet management activities (1)	(13)		(40)
Private label receivable portfolio	28		94
Residential mortgage banking	(20)		(43)
All other core banking activity	38		75

Net interest income/interest rate spread for 2007	$815	1.75%	$1,610	1.78%

(1)

Represents HUSI’s activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and HUSI’s approach to manage such risk, are described beginning on page 70 of HUSI’s 2006 Form 10-K.

           Balance Sheet Management Activities

Lower net interest income from balance sheet management activities continued to impact results for the CIBM business segment during the second quarter and first six months of 2007. A relatively flat yield curve continued to limit available opportunities to generate additional net funds income within the CIBM business segment.

Beginning in 2005, the CIBM business segment expanded its operations and products offered to clients, which has resulted in increased trading and lending activity in 2006 and 2007. The resulting increases in average trading assets and average commercial loan balances partially offset the negative impact of the flat yield curve.

           Private Label Receivable Portfolio (PLRP)

Higher net interest income for the PLRP for the first six months of 2007 resulted from:

•

increased credit card receivable balances, due to the addition of new PLRP merchant relationships during 2006 and 2007, and to decreased balance requirements of off-balance sheet securitized PLRP receivable trusts; and

•

lower amortization of premiums paid for purchases of receivables included within the PLRP. Although premiums associated with daily purchases of receivables from HSBC Finance Corporation continue to be recorded and amortized, premium amortization associated with the initial portfolio acquisition in 2004 was $51 million lower for the first six months of 2007.

           Other Core Banking Activity

Lower net interest income from core banking activities primarily resulted from continued narrowing of interest rate spreads and from contraction of the residential mortgage loan portfolio, which was partially offset by increased interest income from growing credit card receivable portfolios and from growth in various small business commercial lending portfolios.

Personal deposits continued to grow in 2007 as a result of continued success of the Online Savings product and expansion of the branch network. However, customers continued to migrate to higher yielding deposit products such as the Online Savings product, leading to a change in product mix and resulting in narrowing of deposit spreads, which partly offset the benefit of higher deposit balances. Refer to page 34 of this Form 10-Q for commentary regarding HUSI’s deposit strategy and growth.

Significant resources have been dedicated to expansion of various commercial lending businesses and regional offices, which has resulted in increased loan and deposit balances. The average yield earned on commercial loans was also higher for the first six months of 2007. Net interest income growth has been partially offset by narrowing deposit spreads, as customers continue to migrate to higher yielding deposit products.

In addition to narrowing interest spreads, the positive impacts of the growing deposit base and business expansion initiatives were further offset by lower interest earned and lower interest rate spreads on the residential mortgage loan portfolio. As a result of a continuing strategy to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI continues to sell a majority of its residential mortgage loan originations and allow the residential mortgage loan portfolio to runoff.

Provision for Credit Losses

The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended June 30:
Commercial	$32	$61	$(29)	(48)

Consumer:
Residential mortgages	10	8	2	25
Credit card receivables	204	148	56	38
Other consumer	18	5	13	260

Total consumer	232	161	71	44

Total provision for credit losses	$264	$222	$42	19

Six months ended June 30:
Commercial	$65	$76	$(11)	(14)

Consumer:
Residential mortgages	24	15	9	60
Credit card receivables	344	267	77	29
Other consumer	36	21	15	71

Total consumer	404	303	101	33

Total provision for credit losses	$469	$379	$90	24

Increased total provision expense for the second quarter and first half of 2007 was primarily due to higher provisions associated with the growing private label credit card receivable portfolio and to a lesser extent, to higher provisions associated with other consumer loan portfolios, which were partially offset by lower provisions associated with commercial loan portfolios.

Higher provision expense and net charge offs associated with credit card receivables are consistent with portfolio growth, particularly within the private label credit card portfolio. In addition, provision expense for the first six months of 2006 was unusually low due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated credit card receivable and other consumer loan charge offs during the fourth quarter of 2005. During the first quarter of 2007, HUSI refined its allowance methodology associated with MasterCard/Visa credit card receivables, resulting in a $13 million reduction in the allowance balance and provision expense, which partially offset overall increases in credit card allowances. Refer to additional commentary regarding credit card receivables credit quality on page 58 of this Form 10-Q.

During the second quarter of 2006, provision expense of $29 million was recorded due to a combination of charge offs and increased allowances related to a specific commercial real estate investment loan for which no allowance for credit losses was previously recorded. Excluding this specific 2006 provision, commercial loan provision expense was unchanged for the second quarter and increased $18 million for the first half of 2007, as compared with the same 2006 periods. Higher provision expense for the first half of 2007 was primarily due to higher criticized asset balances. Refer to additional commentary regarding commercial loan credit quality beginning on page 57 of this Form 10-Q.

Other Revenues

The components of other revenues are summarized in the following tables.

			Increase/(Decrease)

Three months ended June 30	2007	2006	Amount	%

	($ in millions)
Trust income	$24	$22	$2	9

Service charges	52	50	2	4

Credit card fees	198	139	59	42

Other fees and commissions:
Letter of credit fees	17	18	(1)	(6)
Wealth and tax advisory services	24	22	2	9
Other fee-based income, net of referral fees	45	51	(6)	(12)

	86	91	(5)	(5)

HSBC affiliate income:
Service charges	4	4	—	—
Other fees and commissions	25	7	18	257
Gain on sale of residential mortgage loans to HMUS (1)	7	52	(45)	(87)
Gain on sale of refund anticipation loans to HSBC Finance Corporation	1	1	—	—
Other affiliate income	4	2	2	100

	41	66	(25)	(38)

Other income:
Securitization revenue	—	2	(2)	(100)
Insurance	12	11	1	9
Valuation allowance increase for changes in market value of loans held for sale to HMUS (1)	(65)	(73)	8	11
Gains on sale of property and other financial assets	13	10	3	30
Earnings from equity investments	24	14	10	71
Miscellaneous income	22	39	(17)	(44)

	6	3	3	100

Residential mortgage banking revenue	42	27	15	56
Trading revenues	312	269	43	16
Securities gains, net	16	6	10	167

Total other revenues	$777	$673	$104	15

(1)	Refer to tables and commentary regarding “Residential Mortgage Loans Held for Sale to an HSBC Affiliate” on pages 39-40 of this Form 10-Q.

			Increase/(Decrease)

Six months ended June 30	2007	2006	Amount	%

	($ in millions)
Trust income	$47	$44	$3	7

Service charges	105	97	8	8

Credit card fees	376	261	115	44

Other fees and commissions:
Letter of credit fees	36	36	—	—
Wealth and tax advisory services	52	48	4	8
Other fee-based income, net of referral fees	106	109	(3)	3

	194	193	1	1

HSBC affiliate income:
Service charges	8	7	1	14
Other fees and commissions	42	24	18	75
Gain on sale of residential mortgage loans to HMUS (1)	8	64	(56)	(88)
Gain on sale of refund anticipation loans to HSBC Finance Corporation	23	21	2	10
Other affiliate income	7	5	2	40

	88	121	(33)	(27)

Other income:
Securitization revenue	—	19	(19)	(100)
Insurance	26	24	2	8
Valuation allowance increase for changes in market value of loans held for sale to HMUS (1)	(75)	(152)	77	51
Gains on sale of property and other financial assets	23	16	7	44
Earnings from equity investments	41	41	—	—
Miscellaneous income	37	59	(22)	(37)

	52	7	45	643

Residential mortgage banking revenue	63	50	13	26
Trading revenues	449	548	(99)	(18)
Securities gains, net	37	10	27	270

Total other revenues	$1,411	$1,331	$80	6

(1)	Refer to tables and commentary regarding “Residential Mortgage Loans Held for Sale to an HSBC Affiliate” on pages 39-40 of this Form 10-Q.

Residential Mortgage Loans Held for Sale to an HSBC Affiliate

In 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties with the intent of selling these loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). HMUS in turn is selling these loans to securitization vehicles. During 2006, HUSI also began acquiring residential mortgage loans from HSBC Finance Corporation under this program. These loans, which primarily include sub-prime residential mortgage loans, are recorded by HUSI at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. The loans are generally held on HUSI’s balance sheet for 30-90 days, resulting in activity that affects various consolidated financial statement line items, as summarized in the table below. HUSI maintains a portfolio of derivatives and securities, which are used as economic hedges to offset changes in market values of the loans held for sale to HMUS. Gains on sales associated with these loans result from incremental value realized on pools of loans sold to HMUS for securitization.

Activity recorded as a result of acquiring, holding and selling these loans is summarized in the following tables. Lower results and activity for this program for the second quarter and the first six months of 2007 primarily resulted from the overall weakness in the U.S. residential mortgage market.

Three months ended June 30	2007	2006

	(in millions)
Residential mortgage loans held for sale to HMUS:
Balance at beginning of period	$3,745	$4,497
Loans acquired from originators	1,564	4,784
Loans sold to HMUS	(2,096)	(4,413)
Other, primarily loans resold to originators and other third parties	(154)	(61)

Balance at end of period	$3,059	$4,807

Valuation allowance for changes in market value of loans held for sale to HMUS:
Balance at beginning of period	$(24)	$(50)
Valuation allowance increase for changes in market value	(65)	(73)
Releases of valuation allowance for loans sold to HMUS	40	40

Balance at end of period	$(49)	$(83)

Impact on income before income taxes:
Net interest income associated with loans held for sale to HMUS (1)	$15	$18
Gains on sale of residential mortgage loans sold to HMUS, recorded in HSBC affiliate income	7	52
Valuation allowance increase for changes in market value of loans held for sale to HMUS, recorded in other income	(65)	(73)
Trading revenues recognized from economic hedges held to offset changes in market values of loans held for sale to HMUS (1)	40	52
Net program costs included in other expenses	(4)	(2)

Net impact on income before income taxes	$(7)	$47

(1)	Refer to trading revenues commentary beginning on page 43 of this Form 10-Q.

Six months ended June 30	2007	2006

	(in millions)
Residential mortgage loans held for sale to HMUS:
Balance at beginning of period	$3,116	$2,907
Loans acquired from originators	5,029	10,130
Loans sold to HMUS	(4,688)	(8,156)
Other, primarily loans resold to originators and other third parties	(398)	(74)

Balance at end of period	$3,059	$4,807

Valuation allowance for changes in market value of loans held for sale to HMUS:
Balance at beginning of period	$(26)	$(11)
Valuation allowance increase for changes in market value	(75)	(152)
Releases of valuation allowance for loans sold to HMUS	52	80

Balance at end of period	$(49)	$(83)

Impact on income before income taxes:
Net interest income associated with loans held for sale to HMUS (1)	$32	$38
Gains on sale of residential mortgage loans sold to HMUS, recorded in HSBC affiliate income	8	64
Valuation allowance increase for changes in market value of loans held for sale to HMUS, recorded in other income	(75)	(152)
Trading revenues recognized from economic hedges held to offset changes in market values of loans held for sale to HMUS (1)	25	116
Net program costs included in other expenses	(12)	(3)

Net impact on income before income taxes	$(22)	$63

(1)	Refer to trading revenues commentary beginning on page 43 of this Form 10-Q.

Credit Card Fees

Higher credit card fees in 2007 from private label and co-brand credit card portfolio activity included within the CF business segment were primarily due to the following factors.

•

Credit card receivables included in off-balance sheet securitization transactions for the first six months of 2006 were included in on-balance sheet credit card receivables for the first six months of 2007. Late fees associated with these receivables, which were recorded in securitization revenue in 2006 (refer to other income commentary below), are recorded in credit card fees for 2007.

•

The number of accounts, volume of customer transaction activity and average receivable balances included within the private label portfolio all were higher for 2007, due to the addition of merchant and customer relationships and to expansion of credit card products offered. Product repricing also resulted in higher fees.

•	Higher late fees due to increased delinquencies within the private label portfolio.

HSBC Affiliate Income

Higher fees and commissions from HSBC affiliates was primarily due to increased customer referral and other fees from HMUS and HSBC associated with current expansion of the payments and cash management business and previous expansion of various trading businesses. Fees from HSBC Finance Corporation for loan servicing have also increased in 2007.

Other Income

HUSI recorded no securitization revenue in the first six months of 2007. In the third quarter of 2006, the last remaining securitization trust agreement related to the private label credit card receivable portfolio was amended. As a result, the trust no longer qualified for sale treatment and all assets and liabilities of the trust were returned to HUSI’s consolidated balance sheet. In addition, all new collateralized funding transactions have been structured as secured financings since the third quarter of 2004. The loss of securitization revenue for 2007 was offset by higher net interest income and higher fee revenue (refer to previous credit card fees commentary) from the receivables and liabilities that were returned to the consolidated balance sheet.

The PB business segment includes an equity investment in a non-consolidated foreign HSBC affiliate (the foreign equity investment). During the third quarter of 2006, the foreign equity investment sold a portion of its investment in a foreign equity fund to another HSBC affiliate. During the second quarter of 2007, the foreign equity investment sold its remaining investment in the foreign equity fund, resulting in a gain from which HUSI recorded additional equity earnings of $7 million. Excluding the impact of this transaction, the decrease in equity investment holdings resulted in lower equity earnings for the first six months of 2007.

In the second quarter of 2006, MasterCard International, Inc. completed an initial public offering, which resulted in redemption of shares held by HUSI and by other financial institutions. Proceeds from this redemption were recorded as miscellaneous income for 2006.

Residential Mortgage Banking Revenue

The following tables present the components of residential mortgage banking revenue. Net interest income includes interest earned/paid on assets and liabilities of the residential mortgage banking business, as well as the funding cost or benefit associated with these balances. The net interest income component in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of cost of funds, and adjusted for corporate transfer pricing.

			Increase (Decrease)

Three months ended June 30	2007	2006	Amount	%

	($ in millions)
Net interest income	$67	$87	$(20)	(23)

Servicing related income:
Servicing fee income	29	24	5	21
Changes in fair value of MSRs due to (1):
Changes in valuation inputs or assumptions used in valuation model	57	30	27	90
Realization of cash flows	(22)	(18)	(4)	(22)
Trading – Derivative instruments used to offset changes in value of MSRs	(51)	(23)	(28)	(122)

	13	13	—	—

Originations and sales related income:
Gains on sales of residential mortgages	22	8	14	175
Trading and fair value hedge activity	—	—	—	—

	22	8	14	175

Other mortgage income	7	6	1	17

Total residential mortgage banking revenue included in other revenues	42	27	15	56

Total residential mortgage banking related revenue	$109	$114	$(5)	(4)

			Increase (Decrease)

Six months ended June 30	2007	2006	Amount	%

	($ in millions)
Net interest income	$139	$182	$(43)	(24)

Servicing related income:
Servicing fee income	56	48	8	17
Changes in fair value of MSRs due to (1):
Changes in valuation inputs or assumptions used in valuation model	64	75	(11)	(15)
Realization of cash flows	(46)	(39)	(7)	(18)
Trading – Derivative instruments used to offset changes in value of MSRs	(54)	(57)	3	5

	20	27	(7)	(26)

Originations and sales related income:
Gains on sales of residential mortgages	29	11	18	164
Trading and fair value hedge activity	—	1	(1)	*

	29	12	17	142

Other mortgage income	14	11	3	27

Total residential mortgage banking revenue included in other revenues	63	50	13	26

Total residential mortgage banking related revenue	$202	$232	$(30)	(13)

*	Not meaningful.

           Net Interest Income

Decreased net interest income for the second quarter and first six months of 2007 resulted from lower average residential mortgage loans outstanding as well as a slight narrowing of interest rate spreads. During 2007, HUSI continued to sell the majority of new loan originations to government sponsored enterprises and private investors and to allow existing loans to runoff. The held loans portfolio is expected to continue to decline for the remainder of 2007 as a result of this initiative.

           Servicing Related Income

Higher servicing fee income for the second quarter and first six months of 2007 resulted from a higher volume of loans included within the average serviced loans portfolio. The average serviced portfolio increased approximately 13% in the second quarter and first six months of 2007 due to the following factors:

•	HUSI sold a larger volume of loans in the second quarter and first six months of 2007 as compared to the same timeframes in 2006; and

•	in the first six months of 2007, HUSI commenced servicing a portfolio of loans previously serviced by a third party.

The increased serviced loans portfolio, and its positive impact on service fee income, was partially offset by a decrease in value of the hedged MSRs portfolio including an increase in realization of cash flows on the growing portfolio of loans serviced for others for the second quarter and the first six months of 2007.

           Originations and Sales Related Income

Higher originations and sales related income for the second quarter and first six months of 2007 resulted from:

•	higher basis point gains on individual sales of residential mortgages; and

•	increased volume of residential mortgages originated with the intention to sell, which increased 4% for the first six months of 2007.

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

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended June 30:
Trading revenues	$312	$269	$43	16
Net interest expense	(5)	(17)	12	71

Trading related revenues	$307	$252	$55	22

Business:
Derivatives instruments	$181	$83	$98	118
Economic hedges of loans held for sale to HMUS	55	70	(15)	(21)
Treasury (primarily securities)	6	4	2	50
Foreign exchange and banknotes	59	52	7	13
Precious metals	8	36	(28)	(78)
Other trading	(2)	7	(9)	(123)

Trading related revenues	$307	$252	$55	22

Six months ended June 30:
Trading revenues	$449	$548	$(99)	(18)
Net interest expense	(29)	(31)	2	6

Trading related revenues	$420	$517	$(97)	(19)

Business:
Derivatives instruments	$233	$173	$60	35
Economic hedges of loans held for sale to HMUS	57	154	(97)	(63)
Treasury (primarily securities)	(6)	9	(15)	167
Foreign exchange and banknotes	114	95	19	20
Precious metals	23	71	(48)	(68)
Other trading	(1)	15	(16)	(107)

Trading related revenues	$420	$517	$(97)	(19)

During the first half of 2006, a wider range of product offerings and enhanced sales capabilities within the CIBM business segment, along with favorable market conditions in certain sectors, drove significant trading gains across all major client-related activities. Successful launches of new products and increased sales of structured products that are tailored to specific customer needs led to strong derivatives trading revenues. Gains in the precious metals business reflected volume growth driven by a surge in demand arising from strong commodities markets. Income streams in the foreign exchange business remained robust against the backdrop of a weakening U.S. dollar.

The first half of 2007 was bolstered by strong derivatives revenues resulting from previous expansion of product capabilities in structured credit and emerging markets derivatives. This performance was partially offset by the credit weakness in the sub-prime lending market which impacted mortgage backed securities. In addition, the CIBM business segment experienced a decline in precious metals revenue related to lower price volatility.

Effective during the second quarter of 2006, HUSI maintains a portfolio of MasterCard International, Inc. Class B shares (the MasterCard B shares) as part of a structured product transaction for a customer. In addition, HUSI uses derivative instruments to offset changes in the fair value of the MasterCard B shares. The decrease in value of the derivative instruments, which totaled $69 million and $77 million for the second quarter and first half of 2007, is reflected in trading revenue from derivative instruments. There were no fair value adjustments recorded for the first half of 2006 related to these derivative instruments. Under U.S. GAAP, the increased value of the MasterCard Class B shares is not recognized until they are sold.

HUSI also maintains a portfolio of derivative instruments that are utilized as economic hedges to offset changes in market values of loans held for sale to HMUS. Lower revenues from economic hedges of loans held for sale to HMUS resulted from the overall weakness of the U.S. housing market, which impacted residential mortgage related revenues. Lower trading results related to this program are generally offset by the changes in the valuation allowance related to loans held for sale to HMUS, which is recorded in other revenues. Further analysis and commentary regarding these loans and the associated hedges is provided beginning on page 39 of this Form 10-Q.

HUSI recognizes gain or loss at the inception of derivative transactions only when the fair value of the transaction can be verified to market transactions or if all significant pricing model assumptions can be verified to observable market data. Gain or loss not recognized at inception is recorded in trading assets and recognized over the term of the derivative contract, or when market data becomes observable. The availability of observable market data resulted in recognition of $7 million and $35 million in trading revenues for the first six months of 2007 and 2006, respectively.

Securities Gains, Net

HUSI maintains various securities portfolios as part of its overall balance sheet diversification and risk management strategies. The following table summarizes net securities gains resulting from various strategies.

	2007	2006

	(in millions)
Three months ended June 30:
Balance sheet diversity and reduction of risk	$1	$—
Management of Latin American investment exposure	15	—
Other	—	6

Securities gains, net	$16	$6

Six months ended June 30:
Balance sheet diversity and reduction of risk	$9	$4
Management of Latin American investment exposure	20	—
Sales of securities to an HSBC affiliate (1)	8	—
Other	—	6

Securities gains, net	$37	$10

(1)

Represents net gains realized from transfers of various available for sale securities, other non-marketable securities and equity investments as part of a strategy to consolidate certain investments into common HSBC entities.

Operating Expenses

The components of operating expenses are summarized in the following tables.

			Increase (Decrease)

Three months ended June 30	2007	2006	Amount	%

	($ in millions)
Salaries and employee benefits:
Salaries	$245	$218	$27	12
Employee benefits	96	103	(7)	(7)

Total salaries and employee benefits	341	321	20	6

Occupancy expense, net	59	57	2	4

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	113	109	4	4
Fees paid to HMUS	66	52	14	27
Fees paid to HTSU for technology services	62	49	13	27
Fees paid to other HSBC affiliates	45	37	8	22

Total support services from HSBC affiliates	286	247	39	16

Other expenses:
Equipment and software	15	18	(3)	(17)
Marketing	31	25	6	24
Outside services	42	31	11	35
Professional fees	16	14	2	14
Telecommunications	6	5	1	20
Postage, printing and office supplies	9	9	—	—
Insurance business	4	6	(2)	(33)
Miscellaneous	69	42	27	64

Total other expenses	192	150	42	28

Total operating expenses	$878	$775	$103	13

Personnel - average number	12,325	12,110	215	2

			Increase (Decrease)

Six months ended June 30	2007	2006	Amount	%

	($ in millions)
Salaries and employee benefits:
Salaries	$490	$437	$53	12
Employee benefits	188	199	(11)	(6)

Total salaries and employee benefits	678	636	42	7

Occupancy expense, net	118	108	10	9

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	232	225	7	3
Fees paid to HMUS	123	107	16	15
Fees paid to HTSU for technology services	123	106	17	16
Fees paid to other HSBC affiliates	87	73	14	19

Total support services from HSBC affiliates	565	511	54	11

Other expenses:
Equipment and software	29	38	(9)	(24)
Marketing	63	46	17	37
Outside services	71	60	11	18
Professional fees	34	31	3	10
Telecommunications	10	10	—	—
Postage, printing and office supplies	18	16	2	13
Insurance business	12	11	1	9
Miscellaneous	123	93	30	32

Total other expenses	360	305	55	18

Total operating expenses	$1,721	$1,560	$161	10

Personnel - average number	12,322	12,033	289	2

Overview

Increased expenses for the second quarter and for the first six months of 2007 were largely driven by higher personnel, marketing, technology and other expense growth associated with continued rollout of various business growth initiatives affecting all business segments.

Salaries and Employee Benefits

Higher salaries expenses for the first six months of 2007 are mainly due to:

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

During the second quarter of 2006, the HSBC Remuneration Committee exercised its discretion to waive the Total Shareholder Return performance condition related to 2003 share option awards under the HSBC Group Share Option Plan (refer to page 141 of HUSI’s 2006 Form 10-K for a description of this plan). This modification resulted in an additional charge to employee benefits expense of $9 million for the second quarter of 2006. No similar charge was recorded during 2007. Excluding this 2006 charge, higher employee benefits associated with increased salaries expenses were offset by lower pension costs.

Occupancy Expense, Net

Expansion of the core banking and commercial lending networks within the PFS and CMB business segments has been a key component of recent business expansion initiatives. New branches have been opened and lending operations have been expanded, which have resulted in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses during the first six months of 2007.

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

Fees charged by HMUS pursuant to service level agreements for broker dealer, loan syndication, treasury and traded markets related services are included in support services from HSBC affiliates. Higher fees charged by HMUS for the first half of 2007 primarily relate to increased loan syndication services.

HSBC’s technology services in North America are centralized within HSBC Technology & Services (USA) Inc. (HTSU). Technology related assets and software acquired for HUSI are generally purchased and owned by HTSU. Pursuant to a master service level agreement, HTSU charges HUSI for equipment related costs and technology services. Fees charged by HTSU to HUSI for technology services are higher in 2007, as HUSI continues to upgrade its technology environment within all business segments.

HUSI also utilizes other HSBC affiliates in support of global outsourcing initiatives and, to a lesser extent, for treasury and traded markets services. Higher expense for 2007 primarily resulted from expanded data processing and other global outsourcing services.

Miscellaneous Expenses

Higher marketing and promotional expenses resulted from continuing investment in HSBC brand activities, promotion of the internet savings account and marketing support for branch expansion initiatives, primarily within the PFS business segment.

As a result of a decision to discontinue operations of HBUS’s real estate settlement services company, certain deferred start-up costs and other contractual costs totaling $6 million were included in outside services for the second quarter of 2007. Employment agency and staff recruitment fees, also included in outside services, have increased in 2007, primarily to support business expansion and ongoing technology enhancement projects.

Miscellaneous expenses for the second quarter and the first half of 2006 were unusually low, mainly due to reversal of $13 million of accrued interest related to settlement of certain income tax liabilities during the second quarter of 2006. In addition, $5 million of accruals to errors and losses expense related to periods prior to 2006 were also reversed in the second quarter of 2006. Excluding these 2006 adjustments, higher miscellaneous expenses for 2007 were primarily due to increased insurance costs and other expenses associated with business expansion.

Efficiency Ratio

	Three months ended June 30		Six months ended June 30

	2007	2006	2007	2006

Efficiency ratio (1)	55.45%	53.49%	57.21%	54.91%

(1)	Ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues.

Higher net interest income and other revenues were more than offset by increased operating expenses for the second quarter and the first half of 2007, resulting in an increase in the efficiency ratio for both periods.

SEGMENT RESULTS

HUSI has five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described on pages 19-20 of HUSI’s Form 10-Q for the quarterly period ended March 31, 2007.

Effective January 1, 2007, corporate goals of HUSI are based upon results reported under International Financial Reporting Standards (IFRSs), which are utilized by HSBC to prepare its consolidated financial statements. Operating results for HUSI are now being monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources on an IFRSs basis. As a result, effective with this Form 10-Q, business segment results are reported on an IFRSs basis to align with the revised internal reporting mechanism for monitoring performance. Results for 2007 and 2006 in the tables that follow are reflected on an IFRSs basis.

Results for each business segment on an IFRSs basis are summarized in the following tables.

Personal Financial Services (PFS)

          Overview

Additional resources continue to be directed towards expansion of the core retail banking business, including investment in the HSBC brand, expansion of the core branch network in existing and new geographic areas, and continued rollout of HSBC Direct, the internet banking business. Significant expense growth from these initiatives for the second quarter and the first half of 2007 has been partially offset by related growth in other revenues. Net interest income from core banking activities has also decreased in 2007 due to continued narrowing of interest rate spreads, which was partially offset by the positive impact of new customers and products.

Balance sheet growth for core retail banking for the first six months of 2007 was highlighted by a 25% increase in average deposits, as compared with the same 2006 period, resulting from successful strategy to build deposits across multiple markets and business segments, utilizing multiple delivery systems.

PFS business segment results for 2007 also have been impacted by lower residential mortgage banking revenue, primarily due to loan portfolio runoff. During 2007, as part of a continuing process to manage prepayment risk and liquidity, HUSI continues to sell a majority of its residential mortgage loan originations and allow the residential mortgage loan portfolio to run off.

           Operating Results

The following table summarizes results for the PFS segment.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended June 30:
Net interest income	$274	$290	$(16)	(6)
Other revenues	113	106	7	7

Total revenues	387	396	(9)	(2)
Provision for credit losses	25	8	17	213

	362	388	(26)	(7)
Operating expenses	319	291	28	10

Income before income tax expense	$43	$97	$(54)	(56)

Six months ended June 30:
Net interest income	$560	$577	$(17)	(3)
Other revenues	263	242	21	9

Total revenues	823	819	4	—
Provision for credit losses	29	24	5	21

	794	795	(1)	—
Operating expenses	611	580	31	5

Income before income tax expense	$183	$215	$(32)	(15)

Lower net interest income for the second quarter and the first half of 2007 was partially due to lower interest earned and lower interest rate spreads on the residential mortgage loan portfolio. Average residential mortgage loans decreased 10% for the first six months of 2007, as compared with the same 2006 period.

Net interest income from core banking activities also decreased for the second quarter and first six months of 2007. Although deposits continued to grow in 2007, driven by the success of the Online Savings product and expansion of the retail branch network, the positive impact of the growing personal deposit base was offset by a narrowing of deposit spreads as customers continue to migrate to higher yielding deposit products, such as the Online Savings product. Refer to page 34 of this Form 10-Q for commentary regarding HUSI’s deposit strategy and growth.

Higher other revenues for the first six months of 2007 were due to $19 million of gains realized on sales of branch premises to unaffiliated third parties, which was partially offset by decreased servicing related income included within residential mortgage banking revenue.

Higher provision for credit losses primarily resulted from increased delinquencies within various consumer portfolios, which was partially offset by a $13 million reduction in allowance resulting from refinement of the allowance methodology associated with MasterCard/Visa receivables. In addition, provision expense for the first half of 2006 was unusually low due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated consumer charge offs in the fourth quarter of 2005.

Increased operating expenses primarily resulted from higher staff, marketing, occupancy and technology costs associated with branch expansion and development of the HSBC Direct online platform.

Consumer Finance (CF)

          Overview

The CF segment includes the private label receivable portfolio (the PLRP) and other loans acquired from HSBC Finance Corporation and its correspondents. Results of the CF segment have been positively impacted by lower amortization of premiums paid to HSBC Finance Corporation for those receivables, and by growth of private label credit card receivables, which are 14% higher at June 30, 2007 compared with the prior year.

          Operating Results

The following table summarizes results for the CF segment.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended June 30:
Net interest income	$210	$176	$34	19
Other revenues (1)	59	29	30	103

Total revenues	269	205	64	31
Provision for credit losses	214	154	60	39

	55	51	4	8
Operating expenses	9	7	2	29

Income before income tax expense	$46	$44	$2	5

Six months ended June 30:
Net interest income	$409	$338	$71	21
Other revenues (1)	107	40	67	168

Total revenues	516	378	138	37
Provision for credit losses	388	299	89	30

	128	79	49	62
Operating expenses	17	14	3	21

Income before income tax expense	$111	$65	$46	71

(1)

For IFRSs reporting purposes, fees charged by HSBC Finance Corporation for servicing various loan and receivable portfolios are netted against other revenues. These fees totaled $102 million and $99 million for the second quarter of 2007 and 2006, respectively, and $207 million and $203 million for the first six months of 2007 and 2006, respectively.

The following table summarizes the impact of the PLRP on earnings for the CF segment in comparison with the other portfolios.

Three months ended June 30	PLRP	Other	Total

	(in millions)
2007
Net interest income	$196	$14	$210
Other revenues	65	(6)	59

Total revenues	261	8	269
Provision for credit losses	207	7	214

	54	1	55
Operating expenses	8	1	9

Income before income tax expense	$46	$—	$46

2006
Net interest income	$157	$19	$176
Other revenues	27	2	29

Total revenues	184	21	205
Provision for credit losses	148	6	154

	36	15	51
Operating expenses	6	1	7

Income before income tax expense	$30	$14	$44

Six months ended June 30	PLRP	Other	Total

	(in millions)
2007
Net interest income	$378	$31	$409
Other revenues	118	(11)	107

Total revenues	496	20	516
Provision for credit losses	372	16	388

	124	4	128
Operating expenses	16	1	17

Income before income tax expense	$108	$3	$111

2006
Net interest income	$289	$48	$337
Other revenues	42	(2)	40

Total revenues	331	46	377
Provision for credit losses	287	12	299

	44	34	78
Operating expenses	12	2	14

Income before income tax expense	$32	$32	$64

Higher net interest income for the second quarter and first six months of 2007 resulted from:

•	higher interest income from increased credit card receivable balances, due to the addition of new private label merchant relationships during 2006 and 2007; and

•

lower amortization of premiums paid for purchases of receivables included within the PLRP. Although premiums associated with daily purchases of receivables from HSBC Finance Corporation continue to be recorded and amortized, the premium amortization associated with the initial portfolio acquisition in 2004 was $51 million lower for the first half of 2007.

Higher other revenues for the PLRP are directly related to increased credit card fees (refer to page 40 of this Form 10-Q).

Higher provisions for credit losses for the PLRP resulted from higher allowance for credit losses required for private label credit card receivable growth and from higher delinquencies within the portfolio.

Additional portfolio transfers from HSBC Finance Corporation that are consistent with HUSI’s business and liquidity management strategies and objectives are currently being considered.

Commercial Banking (CMB)

          Overview

Expansion of middle market activities in Chicago, Washington D.C. and the west coast of the U.S. has contributed to strong growth in loans, deposits, and overall performance within the CMB segment. Small business deposit growth also continues to be a key growth driver for higher results in 2007. Overall, average commercial loans and deposits are 2% and 20% higher, respectively, for the first six months of 2007, as compared with the same period in 2006. Commercial real estate lending has been impacted by a slowdown in this sector, which has partially offset overall growth.

          Operating Results

The following table summarizes results for the CMB segment.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended June 30:
Net interest income	$202	$171	$31	18
Other revenues	66	62	4	6

Total revenues	268	233	35	15
Provision for credit losses	19	27	(8)	(30)

	249	206	43	21
Operating expenses	142	114	28	25

Income before income tax expense	$107	$92	$15	16

Six months ended June 30:
Net interest income	$398	$350	$48	14
Other revenues	128	123	5	4

Total revenues	526	473	53	11
Provision for credit losses	37	31	6	19

	489	442	47	11
Operating expenses	282	233	49	21

Income before income tax expense	$207	$209	$(2)	(1)

Higher net interest income for the second quarter and first six months of 2007 primarily resulted from growth in small business deposits and middle-market loans, which were partially offset by lower commercial real estate loans. Growth in net interest income continues to be partially offset by narrowing deposit spreads, as customers migrate to higher yielding deposit products.

Despite lower provision for credit losses for the second quarter of 2007, provisions have increased overall for the first half of the year, primarily due to a specific charge off within the commercial real estate portfolio during the first quarter. In addition, growth in average commercial loan portfolio balances has resulted in moderately higher collective allowance requirements for the first six months of 2007. Additional commentary regarding credit quality begins on page 54 of this Form 10-Q.

Higher operating expenses are primarily associated with business expansion, higher incentive compensation and increased community investment costs.

Corporate, Investment Banking and Markets (CIBM)

          Overview

Various treasury and traded markets activities were expanded in 2005 and 2006, resulting in new products offered to customers, increased marketing efforts for those products, and an expanded infrastructure to support growth initiatives. As a result of these initiatives, average commercial loans, trading assets and commercial deposits are 18%, 7% and 40% higher, respectively, for the first six months of 2007 in comparison with the same 2006 period.

The first half of 2007 was bolstered by strong derivatives revenues resulting from previous expansion of product capabilities in structured credit and emerging markets derivatives. Foreign exchange revenues remained strong during 2007 against the backdrop of a weakening U.S. dollar. This performance was partially offset by the credit weakness in the sub-prime lending market which impacted trading in mortgage backed securities. In addition, the CIBM business segment experienced a decline in precious metals revenue related to lower price volatility.

Revenues from the recently expanded payments and cash management business were significantly higher for the second quarter and first six months of 2007, as compared with the same 2006 periods, reflecting higher deposit balances and higher associated transaction fee revenues.

A relatively flat yield curve has reduced net interest income from balance sheet management activities for the first half of 2007 and has continued to limit opportunities to generate additional net funds income within the CIBM business segment.

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

          Operating Results

The following table summarizes results for the CIBM segment.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended June 30:
Net interest income	$141	$112	$29	26
Other revenues	321	270	51	19

Total revenues	462	382	80	21
(Credit) provision for credit losses	(5)	(14)	9	64

	467	396	71	18
Operating expenses	198	184	14	8

Income before income tax expense	$269	$212	$57	27

Six months ended June 30:
Net interest income	$138	$137	$1	1
Other revenues	575	559	16	3

Total revenues	713	696	17	2
(Credit) provision for credit losses	(10)	(12)	2	17

	723	708	15	2
Operating expenses	387	355	32	9

Income before income tax expense	$336	$353	$(17)	(5)

Lower revenues primarily resulted from lower balance sheet management income and lower trading related revenues (refer to pages 27 and 43 of this Form 10-Q), which were partially offset by higher gains realized from sales of securities (refer to page 44 of this Form 10-Q).

Higher operating expenses for the first six months of 2007, as compared with the same 2006 period, resulted from higher personnel costs associated with expansion of various businesses that are better positioned to leverage HSBC’s global markets capabilities. Expenses for 2007 also included incremental costs associated with repositioning certain other non-strategic businesses in order to focus on building a financing and emerging markets led wholesale banking business.

Private Banking (PB)

          Overview

During 2005 and 2006, additional resources have been allocated to expand products and services provided to high net worth customers served by the PB business segment. As a result, total average loans and deposit balances were 13% and 20% higher, respectively, for the first half of 2007, compared with the same 2006 period.

          Operating Results

The following table summarizes results for the PB segment.

			2007 Compared to 2006 Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended June 30:
Net interest income	$50	$48	$2	4
Other revenues	71	60	11	18

Total revenues	121	108	13	12
Provision for credit losses	5	30	(25)	(83)

	116	78	38	49
Operating expenses	86	72	14	19

Income before income tax expense	$30	$6	$24	400

Six months ended June 30:
Net interest income	$100	$96	$4	4
Other revenues	144	137	7	5

Total revenues	244	233	11	5
Provision for credit losses	12	30	(18)	(60)

	232	203	29	14
Operating expenses	168	149	19	13

Income before income tax expense	$64	$54	$10	19

Higher net interest income for the second quarter and first six months of 2007 resulted from the mix of higher average loans and deposit balances.

The PB business segment includes an equity investment in a non-consolidated foreign HSBC affiliate (the foreign equity investment). During the third quarter of 2006, the foreign equity investment sold a portion of its investment in a foreign equity fund to another HSBC affiliate. During the second quarter of 2007, the foreign equity investment sold its remaining investment in the foreign equity fund, resulting in a gain from which HUSI recorded additional equity earnings of $7 million. Excluding the impact of this transaction, the decrease in equity investment holdings resulted in lower equity earnings included in other revenues for the first six months of 2007, which was offset by higher commission and fee revenues from managed products, derivatives and annuity products.

Increased operating expenses for the second quarter and first six months of 2007 mainly resulted from higher staff costs related to business expansion initiatives.

The provision for credit losses for the first six months of 2007 includes the impact of an $8 million charge off related to a specific commercial customer relationship, for which no allowance was previously recorded. For 2006, the provision includes a $29 million charge for a combination of charge offs and higher allowances related to a specific commercial real estate investment loan relationship for which no allowance was previously recorded.

Other

          Overview

The Other segment primarily includes an equity investment in HSBC Republic Bank (Suisse) S.A., and adjustments made at the corporate level for fair value option accounting related to certain debt issued.

          Operating Results

The following table summarizes results for the Other segment.

			2007 Compared to 2006 Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended June 30:
Net interest income (expense)	$(3)	$(7)	$4	*
Other revenues	(66)	22	(88)	*

Total revenues	(69)	15	(84)	*
Provision for credit losses	—	—	—	—

	(69)	15	(84)	*
Operating expenses	1	4	(3)	*

(Loss) income before income tax expense	$(70)	$11	$(81)	*

Six months ended June 30:
Net interest income (expense)	$(4)	$(10)	$6	*
Other revenues	(61)	(3)	(58)	*

Total revenues	(65)	(13)	(52)	*
Provision for credit losses	—	—	—	—

	(65)	(13)	(52)	*
Operating expenses	2	4	(2)	*

(Loss) income before income tax expense	$(67)	$(17)	$(50)	*

*      Not meaningful.

The decrease in other revenues for the second quarter and the first half of 2007 primarily resulted from decreases in the fair value of certain debt instruments, as compared with the same 2006 periods.

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

HUSI’s approach toward credit risk management is summarized on pages 72-74 of its 2006 Form 10-K. There have been no material revisions to policies or methodologies during the first half of 2007.

Overview

The allowance for credit losses increased $40 million (5%) and increased $5 million (less than 1%) during the three month and six month periods ended June 30, 2007, respectively. Higher allowances associated with the growing private label and MasterCard/Visa credit card receivable portfolios were the primary drivers for the overall increase. Allowance for credit losses balances and activity, by loan portfolio, are summarized on page 57 of this Form 10-Q.

The provision for credit losses increased $42 million (19%) for the second quarter of 2007, and increased $90 million (24%) for the first six months of 2007 as compared with the same 2006 periods, primarily due to higher provisions associated with credit card receivable portfolios, which were partially offset by lower commercial loan provisions. The provision for credit losses associated with various loan portfolios is summarized on page 36 of this Form 10-Q.

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

Criticized credit facilities are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		June 30, 2006
	June 30, 2007
Balance at		Amount	%	Amount	%

	($ in millions)
Special mention (1):
Commercial loans	$1,437	$186	15	$659	85

Substandard (2):
Commercial loans	503	(178)	(26)	252	100
Consumer loans	628	27	4	120	24

	1,131	(151)	(12)	372	49

Doubtful (3):
Commercial loans	26	(6)	(19)	(14)	(35)

Total	$2,594	$29	1	$1,017	64

(1)

Generally includes credit facilities that are protected by collateral and/or the credit worthiness of the customer, but are potentially weak based upon economic or market circumstances which, if not checked or corrected, could weaken HUSI’s credit position at some future date.

(2)

Includes credit facilities that are inadequately protected by the underlying collateral and/or general credit worthiness of the customer. These credit facilities present a distinct possibility that HUSI will sustain some loss if the deficiencies are not corrected.

(3)

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

Allowance for Credit Losses

Changes in the allowance for credit losses by general loan categories are summarized in the following table.

Quarter ended	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006

	($ in millions)
Total loans at quarter end	$87,409	$88,893	$90,237	$90,020	$91,205
Average total loans	88,477	88,092	89,343	88,739	88,699

Allowance balance at beginning of quarter	$862	$897	$886	$869	$837
Allowance related to disposal of certain credit card receivables	—	—	(2)	—	—

Charge offs:
Commercial	34	36	43	29	44
Consumer:
Residential mortgages	12	14	10	9	7
Credit card receivables	221	224	205	188	165
Other consumer loans	26	31	32	27	23

Total consumer loans	259	269	247	224	195

Total charge offs	293	305	290	253	239

Recoveries on loans charged off:
Commercial	8	6	9	8	6
Consumer:
Residential mortgages	1	—	1	1	—
Credit card receivables	50	49	47	49	28
Other consumer loans	10	10	9	5	15

Total consumer loans	61	59	57	55	43

Total recoveries	69	65	66	63	49

Total net charge offs	224	240	224	190	190

Provision charged to income	264	205	237	207	222

Allowance balance at end of quarter	$902	$862	$897	$886	$869

Allowance ratios:
Annualized net charge offs to average loans:
Commercial	.35%	.43%	.47%	.29%	.54%
Consumer:
Residential mortgages	.11	.15	.09	.08	.07
Credit card receivables	3.91	4.01	3.62	3.39	3.61
Other consumer loans	2.58	3.20	3.27	2.95	1.06

Total consumer	1.35	1.43	1.25	1.12	1.00

Total loans	1.01%	1.11%	1.00%	.85%	.86%

Quarter-end allowance to:
Quarter-end total loans	1.03%	.97%	.99%	.98%	.95%
Quarter-end total nonaccruing loans	277.54%	280.78%	314.74%	331.84%	354.69%

Changes in the allowance for credit losses by general loan categories are summarized in the following tables.

Three months ended June 30	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

	(in millions)
2007
Balance at beginning of period	$206	$31	$591	$23	$11	$862

Charge offs	34	12	221	26	—	293
Recoveries	8	1	50	10	—	69

Net charge offs	26	11	171	16	—	224

Provision charged to income	32	10	204	18	—	264

Balance at end of period	$212	$30	$624	$25	$11	$902

2006
Balance at beginning of period	$171	$30	$589	$32	$15	$837

Allowance related to disposals	—	—	—	—	—	—
Charge offs	44	7	165	23	—	239
Recoveries	6	—	28	15	—	49

Net charge offs	38	7	137	8	—	190

Provision charged to income	59	8	148	5	2	222

Balance at end of period	$192	$31	$600	$29	$17	$869

Six months ended June 30	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

	(in millions)
2007
Balance at beginning of period	$203	$31	$626	$26	$11	$897

Charge offs	70	26	445	57	—	598
Recoveries	14	1	99	20	—	134

Net charge offs	56	25	346	37	—	464

Provision charged to income	65	24	344	36	—	469

Balance at end of period	$212	$30	$624	$25	$11	$902

2006
Balance at beginning of period	$162	$34	$600	$36	$14	$846

Allowance related to disposals	—	—	(6)	—	—	(6)
Charge offs	64	18	335	52	—	469
Recoveries	21	—	74	24	—	119

Net charge offs	43	18	261	28	—	350

Provision charged to income	73	15	267	21	3	379

Balance at end of period	$192	$31	$600	$29	$17	$869

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses, as well as movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		June 30, 2006
	June 30, 2007
		Amount	%	Amount	%

	($ in millions)
On-balance sheet allowance:
Specific	$21	$7	50	$5	31
Collective	191	2	1	15	9

	212	9	4	20	10
Unallocated	11	—	—	(6)	(35)

Total on-balance sheet allowance	223	9	4	14	7

Off-balance sheet allowance	90	(8)	(8)	5	6

Total commercial allowances	$313	$1	—	$19	6

Despite an increase in average commercial loans for the first half of 2007, as compared with the same 2006 period, total criticized commercial loans were relatively unchanged from December 31, 2006 to June 30, 2007 (refer to page 55 of this Form 10-Q). Overall, commercial loan credit quality remains stable and well-controlled. Higher criticized loan balances from June 30, 2006 to June 30, 2007 (refer to page 55 of this Form 10-Q) resulted mainly from downgrades in real estate and middle market exposures. The downgrades resulted in part from changes in the credit metrics for specific credits within these portfolios. Total nonaccruing commercial loans remain low as a percentage of total commercial loans. Based upon evaluation of the repayment capacity of the obligors, including support from adequately margined collateral, performance on guarantees, and other mitigating factors, impairment is modestly higher in 2007 as compared with prior reporting periods, and is adequately reflected in the allowances for specific and collective impairment.

HUSI management continues to monitor the following factors that could affect portfolio risk:

•	recent growth initiatives which have resulted in growth in the size and complexity of the commercial loan portfolio;

•	HUSI’s continued geographic expansion;

•	borrower concentrations;

•	increased number and complexity of products offered; and

•	continuing signs of stress within certain segments of the economy.

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

Any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses. For example, HUSI management is monitoring the U.S. housing market, rising interest rates and high energy prices, which could potentially lead to a deceleration of U.S. economic activity.

Credit Card Receivable Credit Quality

Credit card receivables are primarily private label receivables, including closed and open ended contracts, acquired from HSBC Finance Corporation. Receivables included in the private label credit card portfolio are generally maintained in accruing status until being charged off six months after delinquency. Selected credit quality data for credit card receivables is summarized in the following table.

	June 30, 2007	December 31, 2006	June 30, 2006

	($ in millions)
Accruing balances contractually past due 90 days or more:
Balance at end of quarter	$315	$339	$283
As a percent of total credit card receivables	1.79%	1.86%	1.85%

Allowance for credit losses associated with credit card receivables:
Balance at end of quarter	$624	$626	$600
As a percent of total credit card receivables	3.54%	3.43%	3.92%

Net charge offs of credit card receivables:
Total for the quarter ended	$171	$158	$137
Annualized net charge offs as a percent of average credit card receivables	3.91%	3.62%	3.61%

The allowance for credit losses associated with credit card receivables increased $33 million (6%) during the second quarter and was relatively unchanged for the first half of 2007. Net charge off and provision activity was higher during the second quarter and the first half of 2007 due to increased private label and MasterCard/Visa credit card receivable balances and to higher delinquencies within these portfolios, which have resulted in a higher collective allowance balance.

Residential Mortgage Loan Credit Quality

The allowance for credit losses related to residential mortgage loans was relatively unchanged during the second quarter and the first six months of 2007. HUSI’s residential mortgage portfolio is primarily comprised of prime mortgage loans, for which credit quality has remained strong during 2007.

Additional disclosures regarding certain risk concentrations inherent within the residential mortgage loan portfolio are provided beginning on page 63 of this Form 10-Q.

Reserve for Off-Balance Sheet Exposures

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $90 million, $98 million and $85 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Off-balance sheet exposures are summarized on page 61 of this Form 10-Q.

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

The total risk in a derivative contract is a function of a number of variables, such as:

•	the existence of a master netting agreement among the counterparties;

•	volatility of interest rates, currencies, equity or corporate reference entity used as the basis for determining contract payments;

•	maturity and liquidity of contracts;

•	credit worthiness of the counterparties in the transaction; and

•	existence and value of collateral received from counterparties to secure exposures.

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

	June 30, 2007	December 31, 2006

	(in millions)
Risk associated with derivative contracts:
Current credit risk exposure	$9,279	$11,398
Future credit risk exposure	76,377	72,447

Total risk exposure	85,656	83,845
Less: collateral held against exposure	(4,674)	(3,989)

Net credit risk exposure	$80,982	$79,856

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. HUSI manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. HUSI also manages the market risk associated with the trading derivatives through hedging strategies that correlate the rates, price and spread movements. HUSI measures this risk daily by using Value at Risk (VAR) and other methodologies (refer to pages 66-67 of this Form 10-Q).

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

Notional values of derivative contracts are summarized in the following table.

	June 30, 2007	December 31, 2006

	(in millions)
Interest rate:
Futures and forwards	$145,042	$94,204
Swaps	1,977,492	1,906,688
Options written	235,099	510,023
Options purchased	244,758	544,026

	2,602,391	3,054,941

Foreign exchange:
Swaps, futures and forwards	486,198	394,621
Options written	104,366	61,406
Options purchased	105,163	63,795
Spot	49,161	32,654

	744,888	552,476

Commodities, equities and precious metals:
Swaps, futures and forwards	43,326	43,620
Options written	21,699	12,263
Options purchased	21,669	16,115

	86,694	71,998

Credit derivatives	1,022,232	816,422

Total	$4,456,205	$4,495,837

The total notional amounts in the table above relate primarily to HUSI’s trading activities. Notional amounts included in the table related to non-trading fair value, cash flow and economic hedging activities were $23 billion and $27 billion at June 30, 2007 and December 31, 2006, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The following table provides maturity information related to off-balance sheet arrangements. Descriptions of these arrangements are found on pages 68-69 of HUSI’s 2006 Form 10-K.

	Balance at June 30, 2007

	One Year or Less	Over One Through Five Years	Over Five Years	Total	Balance at December 31, 2006

	(in millions)
Standby letters of credit, net of participations (1)	$5,314	$2,445	$145	$7,904	$7,259
Commercial letters of credit	992	187	—	1,179	795
Loan sales with recourse	—	1	6	7	8
Credit derivative contracts (2)	19,796	284,778	228,900	533,474	431,631
Commitments to extend credit:
Commercial	17,107	33,445	5,855	56,407	55,862
Consumer	9,668	—	—	9,668	9,627

Total	$52,877	$320,856	$234,906	$608,639	$505,182

(1)	Includes $570 million and $542 million issued for the benefit of HSBC affiliates at June 30, 2007 and December 31, 2006, respectively.

(2)	Includes $84,952 million and $71,908 million issued for the benefit of HSBC affiliates at June 30, 2007 and December 31, 2006, respectively.

Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $24 million and $21 million at June 30, 2007 and December 31, 2006, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $25 million at June 30, 2007 and December 31, 2006.

Credit Derivatives

HUSI enters into credit derivative contracts primarily to satisfy the needs of its customers and, in certain cases, for its own benefit. Credit derivatives are arrangements that provide for one party (the “protection buyer”) to transfer the credit risk of a “reference asset” to another party (the “protection seller”). Under this arrangement, the protection seller assumes the credit risk associated with the reference asset without directly purchasing it. The protection buyer agrees to pay a specified fee to the protection seller. In return, the protection seller agrees to pay the protection buyer an agreed upon amount if there is a default during the term of the contract.

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

In the third quarter of 2006, the last remaining securitization trust agreement related to the private label portfolio acquired from HSBC Finance Corporation in 2004 was amended. As a result, the securitization trust no longer qualifies for sale treatment in accordance with U.S. GAAP, and the transaction is now recorded as a secured financing transaction. At the agreement amendment date, all outstanding investments, credit card receivables and liabilities related to the trust were recorded on HUSI’s consolidated balance sheet.

Under IFRSs, HUSI’s securitizations are treated as secured financings. In order to align its accounting treatment with that of HSBC, all of HUSI’s collateralized funding transactions have been structured as secured financings under U.S. GAAP since the third quarter of 2004. In a secured financing, a designated pool of receivables is conveyed to a wholly owned limited purpose subsidiary, which in turn transfers the receivables to a trust that sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS 140. Therefore, the receivables and the underlying debt of the trust remain on HUSI’s balance sheet. HUSI does not recognize a gain in a secured financing transaction. Because the receivables and debt remain on the balance sheet, revenues and expenses are reported consistent with the owned balance sheet portfolio. There have been no new secured financing transactions in the first six months of 2007.

HUSI’s secured financings and securitized receivables are summarized in the following table.

	June 30, 2007	December 31, 2006

	(in millions)
Secured financings included in long-term debt	$1,350	$2,134

Private label credit card receivables collateralizing secured financings at period end	$1,646	$2,439

RISK MANAGEMENT

Overview

Some degree of risk is inherent in virtually all of HUSI’s activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI’s businesses, it is addressed as a separate functional discipline. During the first six months of 2007, there have been no significant changes in policies or approach for managing various types of risk.

Liquidity Management

HUSI’s approach to address liquidity risk is summarized on pages 75-76 of HUSI’s 2006 Form 10-K. There have been no changes in HUSI’s approach toward liquidity risk management during 2007.

HUSI’s ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. At June 30, 2007, HUSI and HBUS maintained the following debt ratings.

At June 30, 2007	Moody’s	S&P	Fitch

HUSI:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa3	AA-	AA

HBUS:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa2	AA	AA

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

Concentrations of Risk Inherent in Loan Portfolios

Certain risk concentrations are inherent within the residential mortgage loan portfolio, including concentrations that result in credit risk. A concentration of risk is defined as a significant exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. As is true for all loan portfolios, HUSI utilizes high underwriting standards and prices loans in a manner that is appropriate to compensate for the higher risk associated with these concentrations.

HUSI originates certain residential mortgage loans that have high loan-to-value (LTV) ratios and no mortgage insurance, which could result in potential inability to recover the entire investment in loans involving foreclosed or damaged properties. At June 30, 2007 and December 31, 2006, high LTV loans were mainly loans on primary residences with LTV ratios equal to or exceeding 90%.

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

Outstanding balances of high LTV and interest-only residential mortgage loans are summarized in the following table.

	June 30, 2007	December 31, 2006

	(in millions)
Residential mortgage loans with high LTV and no mortgage insurance	$2,361	$2,717
Interest-only residential mortgage loans	6,788	7,537

Total	$9,149	$10,254

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude loans held for sale.

	June 30, 2007	December 31, 2006

	(in millions)
Closed end:
First lien	$29,989	$31,876
Second lien	661	474
Revolving:
Second lien	3,058	3,231

Total	$33,708	$35,581

HUSI also offers adjustable rate residential mortgage loans which allow it to adjust pricing on the loan in line with market movements. As interest rates have risen over the last three years, many adjustable rate loans are expected to require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect their ability to repay the loan after the adjustment, or may cause the customer to prepay or refinance the loan. At June 30, 2007, HUSI had approximately $19.3 billion in adjustable rate residential mortgage loans. For the remainder of 2007, approximately $.9 billion of adjustable rate residential mortgage loans will experience their first interest rate reset. In 2008, approximately $3.3 billion of adjustable rate residential mortgage loans will experience their first interest rate reset.

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI’s assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 77-79 of HUSI’s 2006 Form 10-K. During the first six months of 2007, there were no significant changes in policies or approach for managing interest rate risk.

     Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. HUSI’s PVBP position is summarized in the following table.

June 30, 2007	Values

(in millions)
Institutional PVBP movement limit	$6.5
PVBP position at period end	2.6

     Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point gradual rate increase or decrease. HUSI’s economic value of equity position is summarized in the following table.

June 30, 2007	Values (%)

Institutional economic value of equity limit	+/- 20
Projected change in value (reflects projected rate movements on July 1, 2007):
Change resulting from a gradual 200 basis point increase in interest rates	(7)
Change resulting from a gradual 200 basis point decrease in interest rates	—	(1)

(1)     Less than .5% loss in value

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

	June 30 , 2007 Values

	Amount	%

		($ in millions)
Projected change in net interest income for scenarios subject to a formal institutional movement limit (reflects projected rate movements on July 1, 2007):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 200 basis point increase in the yield curve	$ (211)	(7)
Change resulting from a gradual 200 basis point decrease in the yield curve	245	8
Change resulting from a gradual 100 basis point increase in the yield curve	(101)	(3)
Change resulting from a gradual 100 basis point decrease in the yield curve	125	4

Other significant scenarios monitored for internal purposes, not subject to a formal institutional movement limit (reflects projected rate movements on July 1, 2007):
Change resulting from an immediate 100 basis point increase in the yield curve	(178)	(6)
Change resulting from an immediate 100 basis point decrease in the yield curve	200	6
Change resulting from an immediate 200 basis point increase in the yield curve	(368)	(11)
Change resulting from an immediate 200 basis point decrease in the yield curve	341	11

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

     Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is adjusted on a tax effective basis through other comprehensive income in the consolidated statement of changes in shareholders’ equity. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of June 30, 2007, HUSI had an available for sale securities portfolio of approximately $20 billion with a net negative mark to market of $644 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $180 million to a net loss of $824 million with the following results on the tangible capital ratios.

June 30 , 2007	Actual	Proforma – Reflecting 25 Basis Points Increase in Rates

Tangible common equity to tangible assets	4.77%	4.71%
Tangible common equity to risk weighted assets	6.52	6.43

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

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and controlled using a complementary set of techniques, including VAR and various techniques for monitoring interest rate risk (beginning on page 64 of this Form 10-Q). These techniques quantify the impact on capital of defined market movements.

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

Trading VAR for 2007 is summarized in the following table.

			Six months ended June 30, 2007
	June 30, 2007							December 31, 2006
			Minimum		Maximum	Average

			(in millions)
Total trading	$19		$ 8		$19	$13		$ 9
Precious metals	—	(1)	—	(1)	4	1		2
Credit derivatives	6		2		7	4		4
Equities	1		—	(1)	4	—	(1)	—	(1)
Foreign exchange	1		1		3	1		2
Interest rate	5		8		20	14		13

(1)	Less than $500 thousand.

The frequency distribution of daily market risk-related revenues for trading activities during 2007 is summarized in the following table. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the three months ended June 30, 2007 shows that the largest daily gain was $25 million and the largest daily loss was $9 million. Analysis of the gain (loss) data for the six months ended June 30, 2007 shows that the largest daily gain was $25 million and the largest daily loss was $12 million.

Ranges of daily Treasury trading revenue earned from market risk-related activities (in millions)	Below $(5)	$ (5) to $0	$0 to $5	$5 to $10	Over $10

Three months ended June 30, 2007:
Number of trading days market risk-related revenue was within the stated range	3	8	30	16	6

Six months ended June 30, 2007:
Number of trading days market risk-related revenue was within the stated range	14	38	50	17	6

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

Non-trading VAR for 2007, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”, is summarized in the following table.

		Six months ended June 30, 2007

	June 30, 2007	Minimum	Maximum	Average	December 31, 2006

		(in millions)
Interest rate	$41	$18	$55	$29	$24

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

June 30, 2007	Values

(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1, 2007):
Value of hedged MSRs portfolio	$552
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	(3)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	5
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	11

     Economic Value of MSRs

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

     Hedge Volatility

The frequency distribution of the weekly economic value of MSR assets during 2007 is summarized in the following table. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the quarter, if applicable.

Ranges of mortgage economic value from market risk- related activities (in millions)	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4

Three months ended June 30, 2007:
Number of trading weeks market risk-related revenue was within the stated range	2	3	5	2	1

Six months ended June 30, 2007:
Number of trading weeks market risk-related revenue was within the stated range	4	6	10	4	2

HSBC USA Inc.
Consolidated Average Balances and Interest Rates

The following table shows the quarter to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three months ended June 30,

	2007			2006

	Balance	Interest	Rate*	Balance	Interest	Rate*

	(in millions)
Assets
Interest bearing deposits with banks	$5,745	$81	5.64%	$4,893	$74	6.08%
Federal funds sold and securities purchased under resale agreements	12,855	177	5.53	9,722	119	4.88
Trading assets	12,582	168	5.37	10,982	102	3.74
Securities	21,907	282	5.16	21,925	281	5.13
Loans
Commercial	29,538	480	6.52	27,994	431	6.18
Consumer:
Residential mortgages	38,904	530	5.46	42,483	560	5.29
Credit cards	17,555	405	9.26	15,215	324	8.55
Other consumer	2,480	62	10.08	3,007	67	8.91

Total consumer	58,939	997	6.79	60,705	951	6.28

Total loans	88,477	1,477	6.70	88,699	1,382	6.25

Other	3,035	44	5.74	1,829	24	5.21

Total earning assets	144,601	$2,229	6.18%	138,050	$1,982	5.76%

Allowance for credit losses	(918)			(921)
Cash and due from banks	2,804			3,808
Other assets	21,515			23,944

Total assets	$168,002			$164,881

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$43,434	$356	3.29%	$35,195	$239	2.72%
Other time deposits	22,236	303	5.47	24,177	281	4.67
Deposits in foreign offices
Foreign banks deposits	8,860	112	5.05	7,385	95	5.17
Other time and savings	15,685	188	4.81	15,245	154	4.04

Total interest bearing deposits	90,215	959	4.26	82,002	769	3.76

Short-term borrowings	8,948	105	4.70	10,825	74	2.73
Long-term debt	28,806	350	4.88	28,922	357	4.95

Total interest bearing liabilities	127,969	1,414	4.43	121,749	1,200	3.95

Net interest income / Interest rate spread		$815	1.75%		$782	1.81%

Noninterest bearing deposits	13,188			11,722
Other liabilities	14,652			19,378
Total shareholders’ equity	12,193			12,032

Total liabilities and shareholders’ equity	$168,002			$164,881

Net interest margin on average earning assets			2.26%			2.27%

Net interest margin on average total assets			1.94%			1.90%

*	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended June 30, 2007 and 2006 included fees of $13 million and $17 million, respectively.

HSBC USA Inc.
Consolidated Average Balances and Interest Rates

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Six months ended June 30,

	2007			2006

	Balance	Interest	Rate*	Balance	Interest	Rate*

	(in millions)
Assets
Interest bearing deposits with banks	$4,855	$137	5.72%	$4,421	$127	5.77%
Federal funds sold and securities purchased under resale agreements	12,467	340	5.50	8,210	192	4.72
Trading assets	11,677	309	5.34	10,542	210	4.02
Securities	22,214	576	5.23	21,621	551	5.13
Loans
Commercial	29,104	939	6.51	27,237	816	6.05
Consumer:
Residential mortgages	38,994	1,057	5.47	43,180	1,129	5.27
Credit cards	17,619	797	9.12	15,188	592	7.86
Other consumer	2,568	126	9.89	3,056	132	8.71

Total consumer	59,181	1,980	6.75	61,424	1,853	6.08

Total loans	88,285	2,919	6.67	88,661	2,669	6.07

Other	2,656	76	5.74	1,256	37	5.98

Total earning assets	142,154	$4,357	6.18%	134,711	$3,786	5.67%

Allowance for credit losses	(928)			(928)
Cash and due from banks	2,989			3,977
Other assets	21,548			22,573

Total assets	$165,763			$160,333

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$41,939	$677	3.26%	$32,189	$392	2.46%
Other time deposits	22,798	612	5.41	25,449	563	4.46
Deposits in foreign offices
Foreign banks deposits	8,958	221	4.97	7,303	172	4.75
Other time and savings	14,467	338	4.71	15,013	292	3.92

Total interest bearing deposits	88,162	1,848	4.23	79,954	1,419	3.58

Short-term borrowings	8,797	176	4.04	10,435	146	2.82
Long-term debt	29,029	723	5.02	28,917	697	4.86

Total interest bearing liabilities	125,988	2,747	4.40	119,306	2,262	3.82

Net interest income / Interest rate spread		$1,610	1.78%		$1,524	1.85%

Noninterest bearing deposits	13,558			12,358
Other liabilities	14,002			16,796
Total shareholders’ equity	12,215			11,873

Total liabilities and shareholders’ equity	$165,763			$160,333

Net interest margin on average earning assets			2.28%			2.28%

Net interest margin on average total assets			1.96%			1.92%

*	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the six months ended June 30, 2007 and 2006 included fees of $23 million and $29 million, respectively.

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

HSBC USA Inc.

(Registrant)

Date: July 30, 2007	/s/ Joseph R. Simpson

Joseph R. Simpson
Executive Vice President and Controller
(On behalf of Registrant)