Form 10-Q
period 2007-09-30
HSBC USA INC /MD/
filed 2007-11-14
CIK 83246

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

At October 31, 2007, there were 706 shares of the registrant’s Common Stock outstanding, all of which are owned by HSBC North America Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None

HSBC USA Inc.
Form 10-Q

HSBC USA Inc. Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

	(in millions)
Interest income:
Loans	$1,586	$1,444	$4,505	$4,112
Securities	317	289	879	826
Trading assets	167	107	476	317
Short-term investments	241	209	719	528
Other	60	27	135	64

Total interest income	2,371	2,076	6,714	5,847

Interest expense:
Deposits	993	828	2,841	2,246
Short-term borrowings	90	91	266	237
Long-term debt	365	380	1,087	1,077

Total interest expense	1,448	1,299	4,194	3,560

Net interest income	923	777	2,520	2,287
Provision for credit losses	402	207	871	586

Net interest income after provision for credit losses	521	570	1,649	1,701

Other revenues:
Trust income	26	22	73	66
Service charges	53	52	158	149
Credit card fees	225	148	601	409
Other fees and commissions	118	110	312	302
HSBC affiliate income	46	61	134	182
Other (loss) income	(187)	157	(135)	165
Residential mortgage banking revenue	6	6	69	57
Trading revenues	28	52	477	600
Securities gains, net	59	6	96	16

Total other revenues	374	614	1,785	1,946

Operating expenses:
Salaries and employee benefits	337	317	1,016	953
Occupancy expense, net	63	54	181	163
Support services from HSBC affiliates	280	273	844	785
Other expenses	211	175	571	479

Total operating expenses	891	819	2,612	2,380

Income before income tax expense	4	365	822	1,267
Income tax (credit) expense	(17)	121	237	429

Net income	$21	$244	$585	$838

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc. Consolidated Balance Sheets (Unaudited)

	September 30, 2007		December 31, 2006

	(in millions)
Assets
Cash and due from banks	$2,585		$3,359
Interest bearing deposits with banks	8,126		1,921
Federal funds sold and securities purchased under resale agreements	11,070		13,775
Trading assets	31,582		23,630
Securities available for sale	21,609		19,783
Securities held to maturity (fair value $2,973 million and $3,040 million at September 30, 2007 and December 31, 2006, respectively)	2,946		2,972
Loans	92,666		90,237
Less - allowance for credit losses	1,058		897

Loans, net	91,608		89,340

Properties and equipment, net	557		540
Intangible assets	579		521
Goodwill	2,716		2,716
Other assets	12,043		6,260

Total assets	$185,421		$164,817

Liabilities
Deposits in domestic offices:
Noninterest bearing	$12,027		$12,813
Interest bearing (includes $1,754 million and $1,322 million of deposits recorded at fair value at September 30, 2007 and December 31, 2006, respectively)	67,592		61,538
Deposits in foreign offices:
Noninterest bearing	1,261		727
Interest bearing	29,928		27,068

Total deposits	110,808		102,146

Trading liabilities	16,819		12,314
Short-term borrowings	9,404		5,073
Interest, taxes and other liabilities	8,246		3,771
Long-term debt	28,131		29,252

Total liabilities	173,408		152,556

Shareholders’ equity
Preferred stock	1,690		1,690
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 706 shares issued and outstanding at September 30, 2007 and December 31, 2006)	—	(1)	—	(1)
Capital surplus	8,123		8,124
Retained earnings	2,536		2,661
Accumulated other comprehensive loss		(336)		(214)

Total common shareholder’s equity	10,323		10,571

Total shareholders’ equity	12,013		12,261

Total liabilities and shareholders’ equity	$185,421		$164,817

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

HSBC USA Inc. Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Nine months ended September 30,
	2007	2006

	(in millions)
Preferred stock
Balance, January 1,	$1,690	$1,316
Preferred stock issuance	—	374

Balance, September 30,	1,690	1,690

Common stock
Balance, January 1 and September 30,	— (1)	— (1)

Capital surplus
Balance, January 1,	8,124	8,118
Capital contribution from parent	2	15
Preferred stock issuance costs	—	(9)
Employee benefit plans and other	(3)	4

Balance, September 30,	8,123	8,128

Retained earnings
Balance, January 1,	2,661	2,172
Net income	585	838
Cash dividends declared on preferred stock	(75)	(62)
Cash dividends declared on common stock	(635)	(455)
Cumulative effect of change in accounting for mortgage servicing assets	—	(4)

Balance, September 30,	2,536	2,489

Accumulated other comprehensive income
Balance, January 1,	(214)	(12)

Net change in net unrealized losses on securities available for sale, net of tax	(45)	(113)
Net change in net unrealized (losses) gains on derivatives classified as cash flow hedges, net of tax	(90)	(73)
Net change in net unrealized gains on interest only strip receivables, net of tax	—	(6)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	10	—
Foreign currency translation adjustments, net of tax	3	(2)

Other comprehensive loss, net of tax	(122)	(194)

Balance, September 30,	(336)	(206)

Total shareholders’ equity, September 30,	$12,013	$12,101

Comprehensive income
Net income	$585	$838
Other comprehensive loss	(122)	(194)

Comprehensive income	$463	$644

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

HSBC USA Inc. Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2007	2006

	(in millions)
Cash flows from operating activities
Net income	$585	$838
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and deferred taxes	69	294
Provision for credit losses	871	586
Net change in other assets and liabilities	(4,529)	1,452
Net change in loans held for sale to HSBC Markets (USA) Inc. (HMUS):
Loans acquired from originators	(5,295)	(13,024)
Sales of loans to HMUS	5,749	12,657
Net change in other loans held for sale	(2,154)	132
Net change in loans attributable to tax refund anticipation loans program:
Originations of loans	(17,433)	(16,100)
Sales of loans to HSBC Finance Corporation, including premium	17,645	16,100
Net change in trading assets and liabilities	(52)	(1,803)
Net change in fair value of derivatives and hedged items	642	733

Net cash (used in) provided by operating activities	(3,902)	1,865

Cash flows from investing activities
Net change in interest bearing deposits with banks	(6,205)	(2)
Net change in federal funds sold and securities purchased under resale agreements	2,705	(10,126)
Net change in securities available for sale:
Purchases of securities available for sale	(12,947)	(5,981)
Proceeds from sales of securities available for sale	3,736	2,366
Proceeds from maturities of securities available for sale	7,332	1,799
Net change in securities held to maturity:
Purchases of securities held to maturity	(187)	(761)
Proceeds from maturities of securities held to maturity	213	941
Net change in loans:
Originations, net of collections	15,491	16,616
Loans purchased from HSBC Finance Corporation	(17,136)	(16,849)
Net cash used for acquisitions of properties and equipment	(71)	(51)
Other, net	(123)	(211)

Net cash used in investing activities	(7,192)	(12,259)

Cash flows from financing activities
Net change in deposits	8,662	6,536
Net change in short-term borrowings	4,331	676
Net change in long-term debt:
Issuance of long-term debt	5,019	5,685
Repayment of long-term debt	(6,981)	(3,113)
Preferred stock issuance, net of issuance costs	—	365
Other (decreases) increases in capital surplus	(1)	19
Dividends paid	(710)	(517)

Net cash provided by financing activities	10,320	9,651

Net change in cash and due from banks	(774)	(743)
Cash and due from banks at beginning of period	3,359	4,441

Cash and due from banks at end of period	$2,585	$3,698

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

Note 2. Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	September 30, 2007	December 31, 2006

	(in millions)
Trading assets:
U.S. Treasury	$408	$646
U.S. Government agency	3,178	1,902
Asset backed securities	2,926	3,053
Corporate bonds	1,362	1,420
Other securities	5,787	4,903
Precious metals	4,659	2,716
Fair value of derivatives	13,262	8,990

Total	$31,582	$23,630

Trading liabilities:
Securities sold, not yet purchased	$1,804	$1,914
Payables for precious metals	1,814	1,336
Fair value of derivatives	13,201	9,064

Total	$16,819	$12,314

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

At September 30, 2007 and December 31, 2006, the fair value of derivatives included in trading assets have been reduced by $3.9 billion and $2.4 billion, respectively, of amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties. At December 31, 2006, these amounts were originally reported as interest bearing deposits.

At September 30, 2007 and December 31, 2006, the fair value of derivatives included in trading liabilities have been reduced by $4.1 billion and $1.7 billion, respectively, of amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties. At December 31, 2006, $.4 billion of these amounts were originally reported as interest bearing deposits with banks and $1.3 billion were reported as other assets.

Note 3. Securities

At September 30, 2007 and December 31, 2006, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government agencies and U.S. Government sponsored enterprises) with a book value that exceeded 10% of shareholders’ equity. The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios are summarized in the following tables.

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$607	$—	$(5)	$602
U.S. Government sponsored enterprises (1)	12,105	37	(363)	11,779
U.S. Government agency issued or guaranteed	3,489	4	(77)	3,416
Obligations of U.S. states and political subdivisions	670	1	(8)	663
Asset backed securities	1,691	2	(20)	1,673
Other domestic debt securities	2,701	11	(23)	2,689
Foreign debt securities	760	1	(4)	757
Equity securities	29	2	(1)	30

Total	$22,052	$58	$(501)	$21,609

Securities held to maturity:
U.S. Government sponsored enterprises (1)	$1,854	$34	$(25)	$1,863
U.S. Government agency issued or guaranteed	539	18	(3)	554
Obligations of U.S. states and political subdivisions	274	14	(5)	283
Other domestic debt securities	174	—	(6)	168
Foreign debt securities	105	—	—	105

Total	$2,946	$66	$(39)	$2,973

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$1,535	$3	$(8)	$1,530
U.S. Government sponsored enterprises (1)	10,682	30	(257)	10,455
U.S. Government agency issued or guaranteed	3,793	6	(72)	3,727
Obligations of U.S. states and political subdivisions	515	4	(1)	518
Asset backed securities	578	1	(3)	576
Other domestic debt securities	1,343	3	(19)	1,327
Foreign debt securities	860	7	(3)	864
Equity securities	775	11	—	786

Total	$20,081	$65	$(363)	$19,783

Securities held to maturity:
U.S. Government sponsored enterprises (1)	$1,845	$43	$(17)	$1,871
U.S. Government agency issued or guaranteed	584	25	(2)	607
Obligations of U.S. states and political subdivisions	325	19	—	344
Other domestic debt securities	167	2	(2)	167
Foreign debt securities	51	—	—	51

Total	$2,972	$89	$(21)	$3,040

(1)	Includes primarily mortgage backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

Gross unrealized losses and related fair values, classified as to the length of time the losses have existed, are summarized in the following tables.

	One Year or Less			Greater Than One Year

September 30, 2007	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	1	$(1)	$154	3	$(4)	$447
U.S. Government sponsored enterprises (1)	75	(71)	1,940	634	(292)	6,811
U.S. Government agency issued or guaranteed	139	(12)	608	739	(65)	2,246
Obligations of U.S. states and political subdivisions	76	(8)	496	2	*	22
Asset backed securities	37	(17)	1,070	17	(3)	210
Other domestic debt securities	28	(8)	579	55	(15)	848
Foreign debt securities	6	(2)	81	6	(2)	144
Equity securities	—	—	—	1	(1)	23

Total	362	$(119)	$4,928	1,457	$(382)	$10,751

Securities held to maturity:
U.S. Government sponsored enterprises (1)	17	$(3)	$237	24	$(22)	$377
U.S. Government agency issued or guaranteed	2	*	51	106	(3)	40
Obligations of U.S. states and political subdivisions	5	(5)	2	—	—	—
Other domestic debt securities	5	(2)	96	8	(4)	71
Foreign debt securities	5	—	105	—	—	—

Total	34	$(10)	$491	138	$(29)	$488

	One Year or Less				Greater Than One Year

December 31, 2006	Number of Securities	Gross Unrealized Losses		Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	8		$(1)	$527	6	$(7)	$566
U.S. Government sponsored enterprises (1)	211		(114)	3,158	482	(143)	5,042
U.S. Government agency issued or guaranteed	691		(40)	2,334	268	(32)	1,076
Obligations of U.S. states and political subdivisions	12		(1)	85	3	*	27
Asset backed securities	6		*	81	19	(3)	293
Other domestic debt securities	10		(1)	153	56	(18)	910
Foreign debt securities	6		(1)	191	11	(2)	227

Total	944		$(158)	$6,529	845	$(205)	$8,141

Securities held to maturity:
U.S. Government sponsored enterprises (1)	23	$	*	$15	22	$(17)	$389
U.S. Government agency issued or guaranteed	49		*	21	169	(2)	35
Obligations of U.S. states and political subdivisions	1		*	*	9	*	4
Other domestic debt securities	2		*	22	4	(2)	33
Foreign debt securities	2		*	51	—	—	—

Total	77	$	*	$109	204	$(21)	$461

(1)	Included primarily mortgaged-backed securities issued by FNMA and FHLMC.

*	Less than $500 thousand

G ross unrealized losses within the available for sale securities portfolio increased during the nine months ended September 30, 2007 due to the impact of general increases in market interest rates on HUSI’s portfolios, which are primarily fixed rate securities. Since substantially all of these securities are high credit grade (i.e., AAA or AA), and HUSI has the ability and intent to hold these securities until maturity or a market price recovery, they are not considered to be other than temporarily impaired.

Note 4. Loans

A distribution of the loan portfolio, including loans held for sale, is summarized in the following table.

	September 30, 2007			December 31, 2006

	Loans Held for Sale	All Other Loans	Total Loans	Loans Held for Sale	All Other Loans	Total Loans

	(in millions)
Commercial loans:
Construction and other real estate	$382	$8,526	$8,908	$102	$8,816	$8,918
Other commercial	1,892	24,646	26,538	—	20,564	20,564

	2,274	33,172	35,446	102	29,380	29,482

Consumer loans:
Sub-prime residential mortgages held for sale to HMUS	2,120	—	2,120	2,582	—	2,582
Other residential mortgages	1,532	33,077	34,609	1,645	35,581	37,226
Credit card receivables	—	18,044	18,044	—	18,260	18,260
Other consumer	497	1,950	2,447	394	2,293	2,687

	4,149	53,071	57,220	4,621	56,134	60,755

Total loans	$6,423	$86,243	$92,666	$4,723	$85,514	$90,237

Loans pledged as collateral are summarized in Note 14 beginning on page 21 of this Form 10-Q.

Loans Held for Sale

HUSI originates commercial loans in connection with its participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as other commercial loans held for sale at September 30, 2007. Commercial loans held for sale under this program were $1.9 billion at September 30, 2007.

Residential mortgage loans held for sale include sub-prime residential mortgage loans acquired from unaffiliated third parties and from HSBC Finance Corporation, with the intent of selling the loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). Also included in residential mortgage loans held for sale are prime mortgage loans originated and held for sale to HMUS, and various governmental agencies. Residential mortgage loans held for sale to HMUS were $2.8 billion at September 30, 2007 and $3.1 billion at December 31, 2006, of which $2.1 billion and $2.6 billion respectively were sub-prime loans.

Student loans held for sale to government agencies are included in other consumer loans.

Commercial loans held for sale are recorded at the lower of cost or market value. Residential mortgage loans and student loans held for sale are recorded at the lower of aggregate cost or market value. The cost of commercial loans held for sale exceeded market value at September 30, 2007. The aggregate cost of consumer loans held for sale exceeded market value at September 30, 2007 and December 31, 2006. Changes in the valuation allowance utilized to adjust loans held for sale to market value, that is included in the determination of net income, are summarized in the following table and reflect the recording of substantial valuation adjustments as a result of adverse conditions in the corporate credit and U.S. residential mortgage markets. Also, see commentary regarding changes in the valuation allowance included in the Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) on pages 41 and 42 of this Form 10-Q.

	2007			2006

	Valuation Allowance Related to			Valuation Allowance Related to

	Residential Mortgages Loans Held for Sale to HMUS	All Other Loans Held for Sale	Total	Residential Mortgages Loans Held for Sale to HMUS	All Other Loans Held for Sale	Total

	(in millions)

Three months ended September 30:
Balance at beginning of period	$(49)	$(9)	$(58)	$(83)	$(20)	$(103)
Valuation allowance increase for changes in market value	(146)	(72)	(218)	29	14	43
Releases of valuation allowance for loans sold	3	2	5	53	—	53

Balance at end of period	$(192)	$(79)	$(271)	$(1)	$(6)	$(7)

Nine months ended September 30:
Balance at beginning of period	$(26)	$(3)	$(29)	$(11)	$(15)	$(26)
Valuation allowance increase for changes in market value	(221)	(78)	(299)	(123)	9	(114)
Releases of valuation allowance for loans sold	55	2	57	133	—	133

Balance at end of period	$(192)	$(79)	$(271)	$(1)	$(6)	$(7)

Loans held for sale are subject to credit risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions as well as the interest rate and credit environment. Interest rate risk for the residential mortgage loans held for sale to HMUS is partially mitigated through an economic hedging program to offset changes in the fair value of the loans held for sale. Trading related revenues related to this economic hedging program, which include net interest income and trading revenues, were $32 million and $110 million for the first nine months of 2007 and 2006, respectively.

Note 5. Allowance for Credit Losses and Credit Quality Statistics

Changes in the allowance for credit losses are summarized in the following table.

	Three months ended September 30		Nine months ended September 30

	2007	2006	2007	2006

	(in millions)
Beginning balance	$902	$869	$897	$846

Allowance related to disposition of certain private label credit card relationships	—	—	—	(6)
Net charge offs:
Charge offs	305	253	903	722
Recoveries	59	63	193	182

	246	190	710	540

Provision for credit losses	402	207	871	586

Ending balance	$1,058	$886	$1,058	$886

Credit Quality Statistics

Nonaccruing loans are summarized in the following table.

	September 30,	December 31,
	2007	2006

	(in millions)
Nonaccruing loans:
Commercial:
Construction and other real estate	$40	$33
Other commercial	93	69

Total commercial	133	102

Consumer:
Residential mortgages	512	182
Other consumer	1	1

Total consumer	513	183

Total nonaccruing loans	$646	$285

Interest income on nonaccruing loans is summarized in the following table.

Nine months ended September 30	2007	2006

	(in millions)
Interest income on nonaccruing loans:
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$32	$16
Amount actually recorded	6	7

Additional credit quality statistics are summarized in the following table.

	September 30,	December 31,
	2007	2006

	(in millions)
Accruing loans contractually past due 90 days or more as to principal or interest:
Total commercial loans	$62	$22

Consumer:
Residential mortgages	3	11
Credit card receivables	357	339
Other consumer loans	24	16

Total consumer loans	384	366

Total	$446	$388

Impaired loans:
Balance at end of period	$133	$100
Amount with impairment reserve	59	35
Impairment reserve	18	13

Other real estate and owned assets:
Balance at end of period	$63	$53

Note 6. Intangible Assets

The composition of intangible assets is summarized in the following table.

	September 30,	December 31,
	2007	2006

	(in millions )
Mortgage servicing rights	$537	$474
Other	42	47

Total intangible assets	$579	$521

Mortgage Servicing Rights (MSRs)

HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time they are acquired or when originated loans are sold. Servicing fees collected by HUSI are included in residential mortgage banking revenue, and were $85 million and $74 million for the first nine months of 2007 and 2006, respectively.

MSRs are subject to credit and interest rate risk, in that their value will fluctuate as a result of changes in the interest rate environment. Interest rate risk is mitigated through an active economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail beginning on page 65 of this Form 10-Q.

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

Fair value of MSRs is calculated using the following critical assumptions.

	September 30,	December 31,
	2007	2006

Annualized constant prepayment rate (CPR)	17.30%	20.80%
Constant discount rate	10.75%	10.34%
Weighted average life	5.5 years	4.8 years

MSRs activity is summarized in the following table.

	2007	2006

	(in millions )
Three months ended September 30:
Fair value of MSRs:
Beginning balance	$552	$499
Additions related to loan sales	28	24
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(29)	(43)
Realization of cash flows	(14)	(21)

Ending balance	$537	$459

Nine months ended September 30:
Fair value of MSRs:
Beginning balance	$474	$418
Additions related to loan sales	89	69
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	34	32
Realization of cash flows	(60)	(60)

Ending balance	$537	$459

Note 7. Goodwill

During the third quarter of 2007, HUSI completed its annual impairment test of goodwill. At the testing date, HUSI determined that the fair value of each of its reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized. During the nine months ended September 30, 2007, there were no material events or transactions which warranted consideration for their impact on recorded book values assigned to goodwill.

Note 8. Income Taxes

The following table presents HUSI’s effective tax rates.

	Three months ended		Nine months ended
	September 30		September 30

	2007	2006	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from
State and local taxes, net of federal benefit	66.1	1.1	2.0	2.4
Tax exempt income	(129.6)	(1.9)	(1.9)	(1.1)
Validation of deferred tax balances	—	—	(3.4)	—
Tax credits	(256.5)	(1.8)	(3.7)	(1.7)
Effects of foreign operations	(71.8)	—	(.2)	—
Uncertain tax provision	(49.6)	.3	1.0	(1.0)
Other	(18.6)	.5	—	.3

Effective tax rate	(425.0)%	33.2%	28.8%	33.9%

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

Note 9. Long-Term Debt

Long-term debt is summarized in the following table.

	September 30,	December 31,
	2007	2006

	(in millions)
Senior debt	$22,524	$23,913
Subordinated debt	5,592	5,322
All other	15	17

Total long-term debt	$28,131	$29,252

Senior Debt

Senior debt includes $1.5 billion Floating Rate Extendible Notes, which require the noteholders to decide each month whether or not to extend the maturity date of their notes by one month beyond the initial maturity date of December 15, 2006. In no event will the maturity of the notes be extended beyond December 15, 2011, the final maturity date. If on any election date a noteholder decides not to extend the maturity of all or any portion of the principal amount of his notes, the notes will mature twelve months from the election date. Refer to page 128 of HUSI’s 2006 Form 10-K for additional information regarding these notes.

In August 2007, noteholders of $749,500,000 of this debt exercised their option not to extend the maturity date of their notes. These notes will mature on August 15, 2008. In September 2007, noteholders of $690,000,000 of this debt exercised their option not to extend the maturity date of their notes. These notes will mature on September 15, 2008. On the October 2007 election date, noteholders of the remaining $60,500,000 of this debt elected not to extend the maturity date of their notes. Therefore, these notes will mature on October 15, 2008.

Senior debt includes $1,637 million and $902 million of debt instruments recorded at fair value at September 30, 2007 and December 31, 2006, respectively.

Subordinated Debt

During August 2007, HBUS issued $500,000,000 of subordinated notes under its Global Bank Note Program. These notes mature in 2017 and bear interest at 6.00%. Interest is paid semiannually in February and August, beginning in 2008.

During September 2007, HUSI exercised its right to redeem $206 million of 7.53% Junior Subordinated Debt Securities with an original maturity date of December 4, 2026.

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

	September 30, 2007	December 31, 2006

	(in millions)
Assets:
Cash and due from banks	$77	$179
Interest bearing deposits with banks	107	59
Federal funds sold and securities purchased under resale agreements	277	141
Trading assets (1)	10,857	6,895
Loans	1,316	813
Other	3,763	242

Total assets	$16,397	$8,329

Liabilities:
Deposits	$12,951	$12,233
Trading liabilities (1)	12,593	6,473
Short-term borrowings	643	464
Other	939	254

Total liabilities	$27,126	$19,424

(1)	Trading assets and liabilities exclude the impact of netting in accordance with FASB Interpretation No. 39 and FSP FIN 39-1.

	Three months ended September 30		Nine months ended September 30

	2007	2006	2007	2006

	(in millions)
Interest income	$44	$13	$109	$36
Interest expense	108	102	317	299
HSBC affiliate income:
Other fees and commissions:
HSBC	19	8	43	20
HSBC Finance Corporation	5	3	13	8
HMUS	2	1	8	4
Other HSBC affiliates	2	1	5	4
Service charges	1	4	9	11
Gains on sales of loans to HMUS	14	40	24	105
Gains on sales of refund anticipation loans to HSBC Finance Corporation	—	—	23	21
Other HSBC affiliates income	3	4	9	9
Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation	115	111	347	336
Fees paid to HMUS	58	58	181	165
Fees paid to HSBC Technology & Services (USA) Inc. (HTSU) for technology services	63	64	185	170
Fees paid to other HSBC affiliates	44	40	131	114

Transactions Conducted with HSBC Finance Corporation

•

HUSI services a portfolio of residential mortgage loans owned by HSBC Finance Corporation. The related service fee income was $2.9 million and $7.6 million for the three months and nine months ended September 30, 2007, respectively.

•

By agreement, HUSI purchases receivables generated by private label and MasterCard 1 /Visa[2] credit card relationships on a daily basis at a value that approximates fair value, as determined by an independent third party. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. Activity related to these portfolios is summarized in the following table.

	Private Label		MasterCard/Visa

Nine months ended September 30	2007	2006	2007	2006

	(in millions)
Receivables acquired from HSBC Finance Corporation:
Balance at beginning of period	$16,973	$14,355	$1,287	$1,159
Receivables acquired	15,127	15,168	2,009	1,681
Customer payments, net charge offs and other activity	(15,761)	(13,910)	(1,591)	(1,666)

Balance at end of period	$16,339	$15,613	$1,705	$1,174

Unamortized premiums paid to HSBC Finance Corporation:
Balance at beginning of period	$188	$320	$15	$12
Premiums paid	240	257	74	26
Amortization	(314)	(390)	(50)	(25)

Balance at end of period	$114	$187	$39	$13

•

Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

•

HUSI’s wholly-owned subsidiaries HBUS and HSBC Trust Company (Delaware), N.A. (HTCD) are the originating lenders for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which are managed by HSBC Finance Corporation. By agreement, HBUS and HTCD process applications, fund and subsequently sell these loans to HSBC Finance Corporation. During the nine months ended September 30, 2007, approximately $17 billion of loans were originated by HBUS and HTCD and sold to HSBC Finance Corporation, resulting in gains of $23 million. For the same 2006 period, $16 billion of loans were sold to HSBC Finance Corporation, resulting in gains of $21 million.

•

Certain of HUSI’s consolidated subsidiaries have secured lines of credit totaling $2.3 billion with HSBC Finance Corporation. There were no balances outstanding under any of these lines of credit at September 30, 2007 or December 31, 2006.

•

In 2006, HUSI began acquiring residential mortgage loans at fair value from HSBC Finance Corporation for the purpose of selling these loans to HMUS (see “Transactions Conducted with HMUS” below). During the nine months ended September 30, 2007, HUSI acquired $645 million of loans from HSBC Finance Corporation for a net discount of $12 million.

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

[1]	MasterCard is a registered trademark of MasterCard International, Incorporated

[2]	Visa is a registered trademark of Visa USA, Inc.

•

In 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties and from HSBC Finance Corporation and subsequently selling these acquired loans to HMUS (refer to Note 4 of these consolidated financial statements). HUSI maintains no ownership interest in the residential mortgage loans after sale. Under this program, HUSI sold $5.8 billion and $12.7 billion of loans to HMUS during the first nine months of 2007 and 2006, respectively. Total gains on sale were $24 million and $105 million during the first nine months of 2007 and 2006, respectively.

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

Other Transactions with HSBC Affiliates

HUSI has a $2 billion line of credit with HSBC which was unused at September 30, 2007 and December 31, 2006.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $2.1 billion, of which $431 million and $172 million was outstanding at September 30, 2007 and December 31, 2006, respectively.

HUSI utilizes other HSBC affiliates primarily for global outsourcing initiatives and, to a lesser extent, for treasury and traded markets services. Fees billed to HUSI for these services are included in support services from HSBC affiliates.

HUSI routinely enters into derivative transactions with HSBC Finance Corporation and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The fair value of derivative receivables related to these contracts was approximately $11 billion and $7 billion at September 30, 2007 and December 31, 2006, respectively. HUSI, within its Corporate, Investment Banking and Markets business segment, accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

Domestic employees of HUSI participate in a defined benefit pension plan sponsored by HNAH. Additional information regarding pensions is provided in Note 11 of these consolidated financial statements.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI’s share of the expense of these plans on a pre-tax basis for the first nine months of 2007 and 2006 was approximately $50 million and $58 million, respectively. As of September 30, 2007, HUSI’s share of compensation cost related to nonvested stock compensation plans was approximately $101 million, which is expected to be recognized over a weighted-average period of 1.5 years. A description of these stock compensation plans begins on page 140 of HUSI’s 2006 Form 10-K.

During the first nine months of 2007 and 2006, HUSI declared and paid dividends of $635 million and $455 million, respectively, to its parent company, HSBC North America Inc.

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

The following table presents the components of net periodic benefit cost as allocated to HUSI from HNAH.

	Pension Benefits		Other Postretirement Benefits

	2007	2006	2007	2006

	(in millions)
Three months ended September 30:
Net periodic benefit cost:
Service cost – benefits earned during the period	$7	$8	$—	$—
Interest cost	18	17	1	2
Expected return on plan assets	(23)	(22)	—	—
Recognized losses	2	3	—	—
Transition amount amortization	—	—	1	1

Net periodic benefit cost	$4	$6	$2	$3

Nine months ended September 30:
Net periodic benefit cost:
Service cost – benefits earned during the period	$23	$24	$1	$1
Interest cost	53	50	4	5
Expected return on plan assets	(68)	(65)	—	—
Recognized losses	5	10	—	—
Transition amount amortization	—	—	2	2

Net periodic benefit cost	$13	$19	$7	$8

During 2007, HUSI expects to make no contribution for pension benefits and expects to contribute approximately $9 million for other postretirement benefits.

Note 12. Regulatory Capital

Capital amounts and ratios of HUSI and HBUS, calculated in accordance with banking regulations, are summarized in the following table.

	September 30, 2007				December 31, 2006

	Capital Amount	Well-Capitalized Minimum Ratio (1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio (1)	Actual Ratio

	($ in millions)
Total capital ratio:
HUSI	$15,583	10.00%		11.82%	$15,501	10.00%	12.58%
HBUS	15,575	10.00		11.87	14,998	10.00	12.23
Tier 1 capital ratio:
HUSI	10,263	6.00		7.79	10,577	6.00	8.58
HBUS	10,309	6.00		7.86	10,278	6.00	8.38
Tier 1 leverage ratio:
HUSI	10,263	3.00	(2)	6.02	10,577	3.00 (2)	6.36
HBUS	10,309	5.00		6.15	10,278	5.00	6.29
Risk weighted assets:
HUSI	131,785				123,262
HBUS	131,178				122,652

(1)

HUSI and HBUS are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

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

Consolidated VIEs

HUSI has entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. These VIEs were structured as trusts or corporations that issue fixed or floating rate instruments backed by the assets of the issuing entities. HUSI sold trading assets to the VIEs and subsequently entered into total return swaps with the VIEs whereby HUSI receives the total return on the transferred assets and, in return, pays a market rate of return to its counterparties. HUSI is the primary beneficiary of these VIEs and, accordingly, consolidated $7.5 billion and $2.6 billion of trading assets at September 30, 2007 and December 31, 2006, respectively. These assets were pledged as collateral for obligations of the VIEs, which are included in long-term debt. The holders of the instruments issued by the VIEs have no recourse to the general credit of HUSI beyond the assets sold to the VIEs and pledged as collateral.

Unconsolidated VIEs

HUSI also holds variable interests in various other VIEs which were not consolidated at September 30, 2007 or December 31, 2006, since HUSI is not the primary beneficiary of these VIE structures. Information regarding unconsolidated VIEs is summarized in the following table and commentary. Descriptions of these VIE relationships are included in pages 151-152 of HUSI’s 2006 Form 10-K.

	September 30, 2007		December 31, 2006

	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss

	(in millions)
Asset backed commercial paper conduits	$14,633	$9,160	$14,104	$8,048
Securitization vehicles	6,308	889	2,242	612
Investment funds	702	—	717	2
Capital funding vehicles	903	26	1,093	32
Low income housing tax credits	715	118	406	153

Total	$23,261	$10,193	$18,562	$8,847

HUSI provides liquidity facilities to affiliate sponsored asset backed commercial paper (ABCP) conduits as disclosed in the table above. Although the commercial paper market experienced reduced liquidity during the third quarter, none of these liquidity facilities were drawn upon nor did any other event occur that would cause HUSI to reconsider consolidation. HUSI did extend additional liquidity facilities to affiliate sponsored ABCP conduits during the current quarter. HUSI also provided support to ABCP affiliate sponsored conduits during the quarter by purchasing and holding commercial paper for a limited perod of time.

Other Asset Backed Commercial Paper Conduits

Certain credit-linked notes structured by HUSI are issued to and held by ABCP conduits sponsored by unrelated third parties. The ABCP conduits issue commercial paper in the capital market to finance the purchase of the credit-linked notes. In certain circumstances, HUSI also provides liquidity facilities to the ABCP conduit investors. The maximum exposure to loss relating to these liquidity facilities at September 30, 2007 is $2.5 billion. HUSI does not perform administrative duties for or service any assets of these conduits. HUSI currently holds commercial paper issued by these conduits.

Note 14. Financial Guarantee Arrangements, Pledged Assets and Contingent Liabilities

Financial Guarantee Arrangements

The maximum potential amounts of future payments required by financial guarantee arrangements are summarized in the following table.

	September 30, 2007	December 31, 2006

	(in millions)
Standby letters of credit, net of participations (1)	$8,478	$7,259
Loan sales with recourse	6	8
Credit derivative contracts (2)	592,200	431,631

Total	$600,684	$438,898

(1)	Includes $596 million and $542 million issued for the benefit of HSBC affiliates at September 30, 2007 and December 31, 2006, respectively.

(2)	Includes $90,599 million and $71,908 million issued for the benefit of HSBC affiliates at September 30, 2007 and December 31, 2006, respectively.

Standby Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $23 million and $21 million at September 30, 2007 and December 31, 2006, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $24 million and $25 million at September 30, 2007 and December 31, 2006, respectively.

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

Pledged Assets

Pledged assets included in the consolidated balance sheet are summarized in the following table.

	September 30, 2007	December 31, 2006

	(in millions)
Interest bearing deposits with banks	$507	$764
Trading assets (1)	2,882	2,961
Securities available for sale (2)	7,968	6,775
Securities held to maturity	224	273
Loans (3)	8,471	8,426
Other assets (4)	2,214	849

Total	$22,266	$20,048

(1)

Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities (refer to Note 13 of the consolidated financial statements, beginning on page 20 of this Form 10-Q).

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

Litigation

HUSI is named in and is defending legal actions in various jurisdictions arising from its normal business. None of these proceedings are regarded as material litigation. In addition, there were certain proceedings that occurred in the quarter that related to the “Princeton Note Matter”, more fully described below.

In relation to the Princeton Note Matter, as disclosed in HUSI’s 2002 Annual Report on Form 10-K, two of the noteholders were initially excluded from the restitution order that was negotiated with the U.S. Government. Those noteholders were Maruzen Company, Limited and Yakult Honsha Co., Ltd. Those entities were excluded because a senior officer of one of the noteholders was being criminally prosecuted in Japan for his conduct relating to its Princeton Notes and the other noteholder was likely to recover from the Princeton Receiver an amount that exceeded its losses attributable to its funds transfers with Republic New York Securities Corporation, as calculated by the U.S. Government.

Both Maruzen and Yakult then commenced separate civil suits. Both of those civil suits sought compensatory, punitive, and treble damages pursuant to RICO and assorted fraud and breach of duty claims arising from unpaid Princeton Notes with face amounts totaling approximately $125 million. No amount of compensatory damages was specified in either complaint. Those two complaints named HUSI, HBUS, and Republic New York Securities Corporation as defendants. The parties to those two cases recently engaged in separate settlement discussions, resulting in the conclusion of both cases. The settlements, individually and collectively, did not have a material impact on HUSI’s consolidated results.

Note 15. New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a material impact on HUSI’s financial position or results of operations. Refer to Note 8 beginning on page 14 of this Form 10-Q.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option”. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. HUSI is currently evaluating the impact the adoption of SFAS 159 will have on its financial position and results of operations.

On November 5, 2007, the SEC issued Staff Accounting Bulletin 109 (SAB 109), Written Loan Commitments Recorded at Fair Value Through Earnings, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments. SAB 109 revises the views expressed by the staff of SAB 105 to specify that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. HUSI is currently evaluating the impact of SAB 109 on its consolidated financial statements.

Note 16. Business Segments

HUSI has five distinct segments that it utilizes for management reporting and analysis purposes, which are generally based upon customer groupings, as well as products and services offered.

Effective January 1, 2007, corporate goals of HUSI are based upon results reported under International Financial Reporting Standards (IFRS), which are utilized by HSBC to prepare its consolidated financial statements. Operating results for HUSI are now being monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources on an IFRS basis. As a result, business segment results are reported on an IFRS basis to align with the revised internal reporting mechanism for monitoring performance. Results for the third quarter and first nine months of 2006 have been restated on an IFRS basis.

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

Results for each segment on an IFRS basis, as well as a reconciliation of total results under IFRS to U.S. GAAP consolidated totals, are provided in the following tables. Descriptions of the significant differences between IFRS and U.S. GAAP that impact HUSI’s results follow the tables.

The results for each business segment are summarized in the following tables. Analysis of operating results for each segment begins on page 50 of this Form 10-Q.

	IFRS Consolidated Amounts							(1) IFRS Adjustments	(2) IFRS Reclassifications	Intersegmental Revenue	U.S. GAAP Consolidated Totals

	PFS	CF	CMB	CIBM	PB	Other	Total

					(in millions)
Three months ended September 30, 2007
Net interest income	$276	$296	$208	$62	$50	$(4)	$888	$9	$152	$(126)	$923
Other revenues	157	86	67	(139)	66	150	387	(127)	(12)	126	374

Total revenues	433	382	275	(77)	116	146	1,275	(118)	140	—	1,297
Provision for credit losses	35	305	35	17	(1)	—	391	14	(3)	—	402

	398	77	240	(94)	117	146	884	(132)	143	—	895
Operating expenses	313	8	137	197	87	4	746	2	143	—	891

Income before income tax expense	85	69	103	(291)	30	142	138	(134)	—	—	4

Income tax expense	26	24	27	(97)	8	51	39	(56)	—	—	(17)

Net income	$59	$45	$76	$(194)	$22	$91	$99	$(78)	$—	$—	$21

Balances at end of period:
Total assets	$36,005	$21,747	$19,940	$152,029	$5,210	$236	$235,167	$(49,746)	$—	$—	$185,421
Total loans	31,260	20,574	18,089	21,781	4,376	—	96,080	(248)	(3,166)	—	92,666
Goodwill	917	—	366	494	335	—	2,112	604	—	—	2,716
Total deposits	42,254	37	17,296	41,325	10,965	2	111,879	(3,865)	2,794	—	110,808

Three months ended September 30, 2006
Net interest income	$305	$197	$201	$46	$50	$(9)	$790	$(11)	$84	$(86)	$777
Other revenues	127	22	82	143	108	(31)	451	38	39	86	614

Total revenues	432	219	283	189	158	(40)	1,241	27	123	—	1,391
Provision for credit losses	15	160	31	7	2	(1)	214	5	(12)	—	207

	417	59	252	182	156	(39)	1,027	22	135	—	1,184
Operating expenses	296	7	136	180	75	(9)	685	(1)	135	—	819

Income before income tax expense	121	52	116	2	81	(30)	342	23	—	—	365

Income tax expense	43	19	38	3	28	(20)	111	10	—	—	121

Net income	$78	$33	$78	$(1)	$53	$(10)	$231	$13	$—	$—	$244

Balances at end of period:
Total assets	$42,212	$20,283	$17,706	$110,084	$5,980	$338	$196,603	$(26,540)	$(2.566)	$—	$167,497
Total loans	37,657	19,531	14,835	19,200	4,584	—	95,807	—	(5,787)	—	90,020
Goodwill	917	—	366	494	335	—	2,112	582	—	—	2,694
Total deposits	33,241	43	14,777	37,735	9,629	—	95,425	—	1,402	—	96,827

(1)

Represents adjustments associated with differences between IFRS and U.S. GAAP bases of accounting. These adjustments, which are more fully described beginning on page 25 of this Form 10-Q, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Income before Income Tax Expense	Total Assets

			(in millions)
Three months ended September 30, 2007
Unquoted equity securities	$—	$25	$—	$—	$25	$—
Fair value option	—	(146)	—	—	(146)	—
Servicing assets	—	(15)	—	—	(15)	—
Loan origination	(4)	—	—	(1)	(3)	—
Loans held for trading purposes	—	9	—	—	9	—
Recording derivative assets and liabilities gross	—	—	—	—	—	(49,746)
Other	13	—	14	3	(4)	—

Total	$9	$(127)	$14	$2	$(134)	$(49,746)

Three months ended September 30, 2006
Unquoted equity securities	$—	$(9)	$—	$—	$(9)	$—
Fair value option	—	53	—	—	53	—
Servicing assets	—	(23)	—	—	(23)	—
Loan origination	(11)	(1)	—	(5)	(7)	—
Loans held for trading purposes	—	(1)	—	—	(1)	—
Recording derivative assets and liabilities gross	—	—	—	—	—	(26,540)
Other	—	19	5	4	10	—

Total	$(11)	$38	$5	$(1)	$23	$(26,540)

(2)	Represents differences in financial statement presentation between IFRS and U.S. GAAP.

The results for each business segment are summarized in the following tables. Analysis of operating results for each segment begins on page 50 of this Form 10-Q.

	IFRS Consolidated Amounts							(1)	(2)		U.S. GAAP
								IFRS	IFRS	Intersegmental	Consolidated
	PFS	CF	CMB	CIBM	PB	Other	Total	Adjustments	Reclassifications	Revenue	Totals

				(in millions)
Nine months ended September 30, 2007
Net interest income	$838	$705	$606	$199	$150	$(9)	$2,489	$5	$482	$(456)	$2,520
Other revenues	417	194	196	436	210	90	1,543	(120)	(94)	456	1,785

Total revenues	1,255	899	802	635	360	81	4,032	(115)	388	—	4,305
Provision for credit losses	64	693	72	6	11	1	847	19	5	—	871

	1,191	206	730	629	349	80	3,185	(134)	383	—	3,434
Operating expenses	923	26	420	584	255	5	2,213	16	383	—	2,612

Income before income tax expense	268	180	310	45	94	75	972	(150)	—	—	822

Income tax expense	82	63	92	17	27	23	304	(67)	—	—	237

Net income	$186	$117	$218	$28	$67	$52	$668	$(83)	$—	$—	$585

Nine months ended September 30, 2006

Net interest income	$882	$535	$550	$183	$146	$(19)	$2,277	$(3)	$459	$(446)	$2,287
Other revenues	369	62	205	701	245	(32)	1,550	40	(90)	446	1,946

Total revenues	1,251	597	755	884	391	(51)	3,827	37	369	—	4,233
Provision for credit losses	39	459	62	(5)	32	(1)	586	(4)	4	—	586

	1,212	138	693	889	359	(50)	3,241	41	365	—	3,647
Operating expenses	875	21	369	535	224	(4)	2,020	(5)	365	—	2,380

Income before income tax expense	337	117	324	354	135	(46)	1,221	46	—	—	1,267

Income tax expense	115	41	110	126	46	(28)	410	19	—	—	429

Net income	$222	$76	$214	$228	$89	$(18)	$811	$27	$—	$—	$838

(1)	Represents adjustments associated with differences between IFRS and U.S. GAAP bases of accounting. These adjustments, which are more fully described below, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Income before Income Tax Expense

	(in millions)
Nine months ended September 30, 2007
Unquoted equity securities	$—	$(50)	$—	$—	$(50)
Fair value option	(2)	(82)	—	—	(84)
Servicing assets	—	21	—	—	21
Loan origination	(11)	(7)	—	2	(20)
Loans held for trading purposes	—	2	—	—	2
Other	18	(4)	19	14	(19)

Total	$5	$(120)	$19	$16	$(150)

Nine months ended September 30, 2006
Unquoted equity securities	$—	$(7)	$—	$—	$(7)
Fair value option	—	61	—	—	61
Servicing assets	—	5	—	—	5
Loan origination	(5)	(8)	—	(15)	2
Loans held for trading purposes	—	(21)	—	—	(21)
Other	2	10	(4)	10	6

Total	$(3)	$40	$(4)	$(5)	$46

(2)	Represents differences in financial statement presentation between IFRS and U.S. GAAP.

Differences between IFRS and U.S. GAAP

Unquoted equity securities – Under IFRS, certain equity securities which are not quoted on a recognized exchange, but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRS are classified as either available for sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange, are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets.

Fair value option – Reflects the impact of applying the fair value option under IFRS for certain debt issued, which is accounted for either at amortized cost or is only adjusted for market interest rate risk movements under U.S. GAAP. This impact is primarily recorded as other revenues within the Other business segment.

Servicing assets –Servicing assets are initially recorded at allocated cost based on the fair values of assets transferred and assets retained under IFRS and are (1) periodically tested for impairment with impairment adjustments charged against current earnings; and (2) recoveries of impairment are credited to current earnings only to the extent of previous write-downs. Under U.S. GAAP, servicing assets are initially recorded at fair value and all subsequent adjustments to fair value are reflected in current earnings.

Loan origination – Certain loan fees and incremental direct loan origination costs, including direct salaries but excluding overhead costs, are deferred and amortized to earnings over the life of the loan under IFRS. Certain loan fees and direct, but not necessarily incremental loan origination costs, including an apportionment of overhead in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP. For the first nine months of 2007, the net costs amortized under U.S. GAAP exceed net costs amortized under IFRS.

Loans held for trading purposes – Under IFRS, loans held for sale are treated as trading assets and are initially recorded at fair value, with changes in fair value being recognized in current period earnings, and any gains on sale recognized on the trade date. Under U.S. GAAP, loans held for sale are recorded at the lower of amortized cost or market value (LOCOM), with gains on sale being recognized on the settlement date. Because of the differences between fair value and LOCOM accounting, the recorded value of certain pools of loans held for sale under IFRS may exceed the recorded value under U.S. GAAP, resulting in higher IFRS earnings. The timing difference between trade date accounting under IFRS and settlement date accounting under U.S. GAAP also results in higher current earnings under IFRS.

Recording derivative assets and liabilities gross – Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported net in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. (ISDA) Master Netting Arrangement. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under IFRS, these agreements do not meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.

Other – Includes the net impact of differences relating to various adjustments, none of which were individually material for the third quarter and first nine months of 2007 and 2006.

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

EXECUTIVE OVERVIEW

Challenging market conditions, particularly in the U.S. mortgage and credit markets, led to significant declines in trading and other income, which resulted in income before income tax expense of $4 million in the third quarter, and $822 million for the nine months ended September 30, 2007, a decrease of 99% and 35%, respectively, from the same periods in 2006. Net income decreased 91% to $21 million for the third quarter and 30% to $585 million for the first nine months of 2007 from the same periods in 2006.

Net interest income was $923 million for the third quarter and $2,520 million for the first nine months of 2007, an increase of 19% and 10% from the same periods in 2006. These increases primarily resulted from:

•	higher interest income from growth in the private label credit card portfolio, and reduced amortization of the initial premium paid for the portfolio as the purchased balances pay down;
•	higher accrued income as a result of a more robust income recognition methodology on private label credit card promotional transactions; and
•

business expansion initiatives, including continued focus on the Online Savings product, new branches and expansion of services and products to small business customers, which led to growth in consumer and commercial deposits and in commercial loans.

The increases in net interest income were partially offset by:

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

The provision for credit losses increased for the third quarter and for the first nine months of 2007, primarily due to higher average credit card receivable balances and to growing delinquencies within the credit card portfolio. In addition, consumer provision expense was unusually low for the first nine months of 2006, due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated consumer charge offs and higher provision expense during the fourth quarter of 2005.

Other revenues fell as market conditions surrounding sub-prime mortgages resulted in significantly wider credit spreads and less liquidity in the market. These adverse market conditions resulted in substantial valuation adjustments in several asset classes, including available for sale and trading securities, residential mortgage loans held for sale, leveraged acquisition finance loans, and credit derivative products. Other revenues also reflect the decrease in value of derivative trading instruments used to hedge an investment in Class B shares issued by MasterCard, Incorporated, the fair value of which has increased significantly but which cannot be recognized until the investment is sold. These losses were partially offset by:

•	increased credit card fees from growing credit card receivable portfolios;
•	increased trading revenue from structured derivative product transactions and from foreign exchange and precious metals trading desks; and
•	gains on the sale of HUSI’s investment in MasterCard Class B shares.

Increased operating expenses for 2007 resulted mainly from higher salaries, marketing and other direct expenses related to business expansion initiatives, and to higher technology and other costs to support the build out of enhanced product and service platforms.

During the first quarter of 2007, after a thorough review of its deferred income taxes, HUSI increased the carrying value of its deferred tax assets by $28 million, with a corresponding decrease in income tax expense. The remaining decrease in income tax expense and the related decrease in the effective tax rate was mainly due to a concentration of normal tax credits and an adjustment of the tax provision to reflect the actual tax return liabilities.

Income Before Income Tax Expense - Significant Trends

Analysis of the components of HUSI’s income before income tax expense begins on page 36 of this Form 10-Q. Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	Three months ended September 30	Nine months ended September 30

	(in millions)
Income before income tax expense for 2006	$365	$1,267

Increase (decrease) in income before income tax expense attributable to:
Balance sheet management activities (1)	(11)	(55)
Trading related activities (2)	(29)	(33)
Private label receivable portfolio (3)	35	111
Loans held for sale (4)	(218)	(299)
Residential mortgage banking revenue (5)	(19)	(49)
Earnings from equity investments (6)	(31)	(31)
All other activity (7)	(88)	(89)

	(361)	(445)

Income before income tax expense for 2007	$4	$822

(1)

Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains on sales of investments and trading revenues, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Refer to commentary regarding CIBM net interest income, trading revenues, and the CIBM business segment beginning on page 54 of this Form 10-Q, respectively.

(2)

Refer to commentary regarding trading revenues beginning on page 41 of this Form 10-Q. Amounts in the table exclude trading related revenues from hedging activities associated with loans held for sale to an HSBC affiliate, which are reported in a separate line of the table.

(3)	Refer to commentary regarding the CF business segment beginning on page 52 of this Form 10-Q.
(4)	Refer to commentary regarding loans held for sale beginning on page 39 of this Form 10-Q.
(5)	Refer to commentary regarding residential mortgage banking revenue beginning on page 43 of this Form 10-Q.
(6)	Refer to commentary regarding other income beginning on page 41 of this Form 10-Q.
(7)	Represents core banking and other activities that have been impacted by recent business expansion initiatives. Refer to business segments commentary beginning on page 50 of this Form 10-Q.

Selected Financial Data

The following tables present a summary of selected financial information.

	Three months ended September 30		Nine months ended September 30

	2007	2006	2007	2006

	($ in millions)
Income statement:
Net interest income	$923	$777	$2,520	$2,287
Provision for credit losses	(402)	(207)	(871)	(586)
Total other revenues	374	614	1,785	1,946
Total operating expenses	(891)	(819)	(2,612)	(2,380)
Income tax credit (expense)	17	(121)	(237)	(429)

Net income	$21	$244	$585	$838

Balances at period end:
Loans, net of allowance	$91,608	$89,134
Total assets	185,421	167,497
Total tangible assets	182,663	164,754
Total deposits	110,808	96,827
Common shareholder’s equity	10,323	10,411
Tangible common shareholder’s equity	7,916	7,884
Total shareholders’ equity	12,013	12,101

Selected financial ratios:
Total shareholders’ equity to total assets, at period end	6.48%	7.22%
Tangible common shareholder’s equity to total tangible assets, at period end	4.33%	4.79%
Rate of return on average (1):
Total assets	0.05%	.59%	0.47%	.69%
Total common shareholder’s equity	(0.15)	8.28	6.51	9.89
Net interest margin to average (1):
Earning assets	2.53%	2.22%	2.37%	2.26%
Total assets	2.14	1.88	2.02	1.90
Average total shareholders’ equity to average total assets (1)	6.99%	7.37%	7.24%	7.39%
Efficiency ratio (1)	68.69	58.88	60.67	56.21

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 87 of HUSI’s 2006 Form 10-K.

Significant trends and transactions that impacted pre-tax net income for the three month and nine month periods ending September 30, 2007 and 2006 are summarized on page 28 of this Form 10-Q.

BASIS OF REPORTING

HUSI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

International Financial Reporting Standards (IFRS)

Effective January 1, 2007, corporate goals of HUSI are based upon results reported under IFRS (a non-U.S. GAAP measure). Operating results for HUSI are now monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources on an IFRS basis. In addition, HSBC reports its results in accordance with IFRS and IFRS results are used by HSBC in measuring and rewarding performance of employees. The following table reconciles HUSI’s net income on a U.S. GAAP basis to net income on an IFRS basis.

	Three months ended September 30		Nine months ended September 30

	2007	2006	2007	2006

	(in millions)
Net income – U.S. GAAP basis	$21	$244	$585	$838
Adjustments, net of tax:
Unquoted equity securities	(15)	—	29	—
Fair value option	85	(31)	49	(34)
Servicing assets	9	13	(12)	(3)
Loan origination	2	—	12	—
Loans held for trading purposes	(5)	1	(1)	12
Other	2	4	6	(2)

Net income – IFRS basis	$99	$231	$668	$811

Differences between U.S. GAAP and IFRS are as follows:

Unquoted equity securities

HUSI holds certain equity securities whose market price is not quoted on a recognized exchange, but for which the fair value can be reliably measured either through an active market, comparison to similar equity securities which are quoted, or by using discounted cash flow calculations.

IFRS

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

Impact

•

Changes in fair values of equity securities for which IFRS requires recognition of the change and U.S. GAAP requires the securities to be held at cost, impact net income and shareholders’ equity when the security is classified as trading under IFRS and impact shareholders’ equity when the security is classified as available-for-sale under IFRS.

Fair value option

IFRS

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

•

Under U.S. GAAP, debt issues are generally reported at amortized cost. There are circumstances, by virtue of different technical requirements and the transition arrangements to IFRS, where derivatives providing an economic hedge for an asset or liability, and so designated under IFRS, are not so treated under U.S. GAAP, thereby creating a reconciliation difference and asymmetrical accounting between the asset and liability and the offsetting derivative.

Servicing assets

IFRS
•	Under IAS 38, servicing assets are initially recorded on the balance sheet at cost and amortized over the projected life of the assets.
•	Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings.
•	Subsequent recoveries of impairment, if any, are credited to current earnings only to the extent of previous write-downs.

U.S. GAAP
•	Under U.S. GAAP, servicing assets are initially recorded on the balance sheet at fair value.
•	All subsequent adjustments to fair value are reflected in current period earnings.

Impact
•	HUSI’s mortgage subsidiary currently holds $534 million of residential mortgage servicing rights (MSRs), primarily related to loans sold to governmental agencies.
•

For certain pools of MSRs, fair value recorded under U.S. GAAP exceeds amortized cost recorded under IFRS. Therefore, current earnings under U.S. GAAP exceeded earnings under IFRS for the first nine months of 2007.

Loan origination

IFRS

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

Impact

During the first nine months of 2007, the net costs amortized against earnings under U.S. GAAP exceeded net costs amortized under IFRS.

Loans held for trading purposes

IFRS
•	Under IAS 39, loans originated or acquired with the intent to sell them are treated as trading assets.
•	As trading assets, loans held for resale are initially recorded at fair value, with changes in fair value being recognized in current period earnings.
•	Any gains realized on sales of such loans are recognized in current period earnings on the trade date.

U.S. GAAP
•	Under U.S. GAAP, loans held for resale are designated as loans on the balance sheet.
•	Such loans are recorded at the lower of amortized cost or market value (LOCOM). Therefore, recorded value cannot exceed amortized cost.
•	Subsequent gains on sale of such loans are recognized in current period earnings on the settlement date.

Impact

•

HUSI holds $6.4 billion of loans held for resale on the balance sheet at September 30, 2007 for various business purposes. These include residential mortgage loans held for resale to HSBC affiliates for securitization purposes, residential mortgage loans held for resale to various governmental agencies, leveraged acquisition finance loans held for sale to third parties, and other types of consumer loans.

•	Because of differences between fair value and LOCOM accounting, the recorded value of certain pools of loans held for resale under IFRS may exceed the value recorded under U.S. GAAP.
•	The timing difference between trade date accounting for IFRS and settlement date accounting under U.S. GAAP also results in higher current earnings under IFRS.

Other

Other includes the net impact of differences relating to various adjustments, none of which were individually material for the third quarter and first nine months of 2007 and 2006, respectively.

BALANCE SHEET REVIEW

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Balance sheet totals at September 30, 2007, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		September 30, 2006
	September 30,
	2007	Amount	%	Amount	%

	($ in millions)
Period end assets:
Short-term investments	$21,781	$2,726	14	$1,135	5
Loans, net	91,608	2,268	3	2,474	3
Trading assets	31,582	7,952	34	6,345	25
Securities	24,555	1,800	8	1,655	7
Other assets	15,895	5,858	58	6,315	66

	$185,421	$20,604	13	$17,924	11

Funding sources:
Total deposits	$110,808	$8,662	8	$13,981	14
Trading liabilities	16,819	4,505	37	2,914	21
Short-term borrowings	9,404	4,331	85	2,411	34
All other liabilities	8,246	4,475	119	3.478	73
Long-term debt	28,131	(1,121)	(4)	(4,772)	(15)
Shareholders’ equity	12,013	(248)	(2)	(88)	(1)

	$185,421	$20,604	13	$17,924	11

Short-Term Investments

Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. Increases in these asset balances resulted from an increase in HUSI’s excess liquidity position, which was primarily due to deposit growth in 2006 and 2007.

Loans, Net

Loan balances at September 30, 2007, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		September 30, 2006
	September 30,
	2007	Amount	%	Amount	%

	($ in millions)
Total commercial loans	$35,446	$5,964	20	$6,103	21

Consumer loans:
Residential mortgages	36,729	(3,079)	(8)	(4,261)	(10)
Credit card receivables:
Private label	16,339	(634)	(4)	726	5
MasterCard/Visa	1,705	418	32	531	45
Other consumer	2,447	(240)	(9)	(453)	(16)

Total consumer loans	57,220	(3,535)	(6)	(3,457)	(6)

Total loans	92,666	2,429	3	2,646	3
Allowance for credit losses	1,058	161	18	172	19

Loans, net	$91,608	$2,268	3	$2,474	3

Increased commercial loan balances were partly due to expansion of middle market activities, as well as an increase in previously unfunded commitments. Additionally, in the third quarter of 2007, HUSI began originating commercial loans in connection with its participation in a number of leveraged acquisition finance syndicates. A majority of these loans were originated with the intent of selling them to third parties.

Beginning in 2005, as a result of balance sheet initiatives to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI decided to sell a majority of its residential loan originations through the secondary markets and allow the existing loan portfolio to run off, resulting in reductions in loan balances throughout 2006 and the first nine months of 2007.

The addition of new merchant and customer relationships to the private label credit card portfolio and decreased balance requirements of off-balance sheet securitized receivable trusts (refer to pages 64-65 of this Form 10-Q) have resulted in higher on-balance sheet credit card receivable balances from September 30, 2006 to September 30, 2007.

Trading Assets and Liabilities

Trading assets and liabilities balances at September 30, 2007, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		September 30, 2006
	September 30,
	2007	Amount	%	Amount	%

	($ in millions)
Trading assets:
Securities (1)	$13,661	$1,737	15	$(33)	—
Precious metals	4,659	1,943	72	1,184	34
Fair value of derivatives	13,262	4,272	48	5,194	64

	$31,582	$7,952	34	$6,345	25

Trading liabilities:
Securities sold, not yet purchased	$1,804	$(110)	(6)	$(1,695)	(48)
Payables for precious metals	1,814	478	36	131	8
Fair value of derivatives	13,201	4,137	46	4,479	51

	$16,819	$4,505	37	$2,915	21

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

Growth in securities balances from December 31, 2006 and from September 30, 2006 was attributable to purchases of hybrid adjustable rate prime mortgages during 2007, due to increased hedging opportunities to capitalize on the current spread environment in these assets. Also contributing to the increase were purchases of emerging market securities for hedging of credit swap derivative credit risk exposure. Higher derivative balances resulted from increased values on various derivative products including credit default swaps, foreign currency forward contracts and equity swaps as a result of increasing credit spreads during the quarter. Higher precious metals balances were due to higher levels of trading activity, and to generally higher market prices for various metals, specifically gold and platinum.

Deposits

Deposit balances by major depositor categories at September 30, 2007, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		September 30, 2006
	September 30,
	2007	Amount	%	Amount	%

	($ in millions)
Individuals	$48,344	$5,078	12	$7,351	18
Partnerships and corporations	40,867	1,329	3	324	1
Domestic and foreign banks	17,225	982	6	5,360	45
U.S. Government, states and political subdivisions	2,292	365	19	457	25
Foreign government and official institutions	2,080	908	77	489	31

Total deposits	$110,808	$8,662	8	$13,981	14

Total core deposits (1)	$63,363	$5,787	10	$7,545	14

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
•

new internet based products offered through the HSBC Direct website, particularly Online Savings accounts, which have grown significantly since 2005. Since their introduction, Online Savings balances have grown to $12.4 billion at September 30, 2007, of which $5.2 billion was raised during the first nine months of 2007;

•	a retail branch expansion strategy within our existing footprint as well as in new geographic markets;
•	improved delivery systems, including internet, call center and ATM capabilities; and
•	refined marketing and customer analytics to drive increased utilization of products and improve customer retention.

Total deposit growth of $13 billion and $12 billion during calendar years 2006 and 2005, respectively, has been followed by growth of $9 billion in the first nine months of 2007.

RESULTS OF OPERATIONS

Net Interest Income

An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on pages 72-73 of this Form 10-Q. Significant components of HUSI’s net interest margin are summarized in the following table.

	Three months ended September 30		Nine months ended September 30

	2007	2006	2007	2006

Yield on total earning assets	6.47%	5.91%	6.28%	5.75%
Rate paid on interest bearing liabilities	4.41	4.23	4.40	3.96

Interest rate spread	2.06	1.68	1.88	1.79
Benefit from net non-interest earning or paying funds	.47	.54	.49	.47

Net interest margin to earning assets (1)	2.53%	2.22%	2.37%	2.26%

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 87 of HUSI’s 2006 Form 10-K.

Significant trends affecting the comparability of 2007 and 2006 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis (refer to pages 72-73 of this Form 10-Q).

	Three months ended September 30		Nine months ended September 30

	Amount	Interest Rate Spread	Amount	Interest Rate Spread

	($ in millions)
Net interest income/interest rate spread for 2006	$783	1.68%	$2,306	1.79%

Increase (decrease) in net interest income associated with:
Balance sheet management activities (1)	(2)		(42)
Private label receivable portfolio	88		177
Residential mortgage banking	(19)		(61)
All other core banking activity	80		161

Net interest income/interest rate spread for 2007	$930	2.06%	$2,541	1.88%

(1)

Represents HUSI’s activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and HUSI’s approach to manage such risk, are described beginning on page 70 of HUSI’s 2006 Form 10-K.

           Balance Sheet Management Activities

Lower net interest income from balance sheet management activities continued to impact results for the CIBM business segment during the third quarter and first nine months of 2007. A relatively flat yield curve continued to limit available opportunities to generate additional net funds income within the CIBM business segment.

The CIBM business segment expanded its operations and products offered to clients, which has resulted in increased trading and lending activity. The resulting increases in average trading assets and average commercial loan balances were partially offset by the impact of the relatively flat yield curve.

           Private Label Receivable Portfolio (PLRP)

Higher net interest income for the PLRP for the third quarter and for the first nine months of 2007 resulted from:

•

increased credit card receivable balances, due to the addition of new PLRP merchant relationships during 2006 and 2007, and to decreased balance requirements of off-balance sheet securitized PLRP receivable trusts;

•	higher accrued income as a result of a more robust income recognition methodology on private label credit card promotional transactions; and

•

lower amortization of premiums paid for purchases of receivables included within the PLRP. Although premiums associated with daily purchases of receivables from HSBC Finance Corporation continue to be recorded and amortized, premium amortization associated with the initial portfolio acquisition in 2004 was $63 million lower for the first nine months of 2007.

           Residential Mortgage

Lower net interest income from residential mortgage activities primarily resulted from continued narrowing of interest rate spreads and from contraction of the residential mortgage loan portfolio. As a result of a continuing strategy to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI continues to sell a majority of its residential mortgage loan originations and allow the residential mortgage loan portfolio to runoff.

           Other Core Banking Activity

Higher net interest income from other core banking activity mostly resulted from business expansion initiatives, which have led to increased deposits and loans.

Personal deposits continued to grow in 2007 as a result of continued success of the Online Savings product and expansion of the branch network. However, customers continued to migrate to higher yielding deposit products such as the Online Savings product, leading to a change in product mix and narrowing of deposit spreads, which partly offset the benefit of higher deposit balances. Refer to page 35 of this Form 10-Q for commentary regarding HUSI’s deposit strategy and growth.

Significant resources have been dedicated to expansion of various commercial lending businesses and regional offices, which has resulted in increased loan and deposit balances. The average yield earned on commercial loans was also higher for the first nine months of 2007.

Provision for Credit Losses

The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended September 30:
Commercial	$57	$34	$23	68

Consumer:
Residential mortgages	24	3	21	*
Credit card receivables	301	150	151	101
Other consumer	20	20	—	—

Total consumer	345	173	172	99

Total provision for credit losses	$402	$207	$195	94

Nine months ended September 30:
Commercial	$122	$110	$12	11

Consumer:
Residential mortgages	48	18	30	167
Credit card receivables	645	417	228	55
Other consumer	56	41	15	37

Total consumer	749	476	273	57

Total provision for credit losses	$871	$586	$285	49

*	Not meaningful.

Higher provision expense associated with credit card receivables for the third quarter and first nine months of 2007 primarily resulted from higher delinquencies and charge offs within the private label credit card portfolio. In addition, provision expense for the first nine months of 2006 was unusually low due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated credit card receivable and other consumer loan charge offs during the fourth quarter of 2005. During the first quarter of 2007, HUSI refined its allowance methodology associated with MasterCard/Visa credit card receivables, resulting in a $13 million reduction in the allowance balance and provision expense, which partially offset overall increases in credit card allowances. Refer to additional commentary regarding credit card receivables credit quality on page 61of this Form 10-Q.

Commercial loan provision expense increased $23 million for the third quarter of 2007, as compared with the same 2006 period. During the second quarter of 2006, provision expense of $29 million was recorded due to a combination of charge offs and increased allowances related to a specific commercial real estate investment loan for which no specific allowance for credit losses was previously recorded. Excluding this specific 2006 provision, commercial loan provision expense increased $41 million for the first nine months of 2007, as compared with the same 2006 period. Higher provision expense for the first nine months of 2007 was primarily due to higher criticized asset balances. Refer to additional commentary regarding commercial loan credit quality beginning on page 60 of this Form 10-Q.

Other Revenues

Decreased revenue for the three months and nine months ended September 30, 2007, was mostly driven by reduced liquidity and higher volatility in the credit and sub-prime markets which led to substantial valuation losses being recorded. This was partially offset by increased credit card fees, other fees and commissions from affiliates, and increased security gains.

The components of other revenues are summarized in the following tables.

			Increase/(Decrease)

Three months ended September 30	2007	2006	Amount	%

	($ in millions)

Trust income	$26	$22	$4	18

Service charges	53	52	1	2

Credit card fees	225	148	77	52

Other fees and commissions:
Letter of credit fees	19	19	—	—
Wealth and tax advisory services	28	25	3	12
Other fee-based income, net of referral fees	71	66	5	8

	118	110	8	7

HSBC affiliate income:
Service charges	1	4	(3)	(75)
Other fees and commissions	28	13	15	115
Gain on sale of residential mortgage loans to HMUS (1)	14	40	(26)	(65)
Gain on sale of refund anticipation loans to HSBC Finance Corporation	—	—	—	—
Other affiliate income	3	4	(1)	(25)

	46	61	(15)	(25)

Other income:
Securitization revenue	—	—	—	—
Insurance	13	11	2	18
Valuation allowance (increase) decrease for changes in market value of loans held for sale	(218)	43	(261)	*
Gains (loss) on sale of property and other financial assets	(16)	34	(50)	(147)
Earnings from equity investments	22	53	(31)	(58)
Miscellaneous income	12	16	(4)	(25)

	(187)	157	(344)	*

Residential mortgage banking revenue	6	6	—	—
Trading revenues	28	52	(24)	(46)
Securities gains, net	59	6	53	*

Total other revenues	$374	$614	$(240)	(39)

(1)	Refer to tables and commentary regarding “Residential Mortgage Loans Held for Sale to an HSBC Affiliate” on pages 41-42 of this Form 10-Q.
*	Not meaningful.

			Increase/(Decrease)

Nine months ended September 30	2007	2006	Amount	%

	($ in millions)
Trust income	$73	$66	$7	11

Service charges	158	149	9	6

Credit card fees	601	409	192	47

Other fees and commissions:
Letter of credit fees	55	55	—	—
Wealth and tax advisory services	80	72	8	11
Other fee-based income, net of referral fees	177	175	2	1

	312	302	10	3

HSBC affiliate income:
Service charges	9	11	(2)	(18)
Other fees and commissions	69	36	33	92
Gain on sale of residential mortgage loans to HMUS (1)	24	105	(81)	(77)
Gain on sale of refund anticipation loans to HSBC Finance Corporation	23	21	2	10
Other affiliate income	9	9	—	—

	134	182	(48)	(26)

Other income:
Securitization revenue	—	19	(19)	(100)
Insurance	38	35	3	9
Valuation allowance increase for changes in market value of loans held for sale	(299)	(114)	(185)	(162)
Gains on sale of property and other financial assets	6	50	(44)	(88)
Earnings from equity investments	63	95	(32)	(34)
Miscellaneous income	57	80	(23)	(29)

	(135)	165	(300)	(182)

Residential mortgage banking revenue	69	57	12	21
Trading revenues	477	600	(123)	(21)
Securities gains, net	96	16	80	*

Total other revenues	$1,785	$1,946	$(161)	(8)

(1)	Refer to tables and commentary regarding “Residential Mortgage Loans Held for Sale to an HSBC Affiliate” on pages 41-42 of this Form 10-Q.
*	Not meaningful.

Credit Card Fees

Higher credit card fees in 2007 from private label and co-brand credit card portfolio activity were primarily due to the following factors:

•

credit card receivables included in off-balance sheet securitization transactions for the first nine months of 2006 were included in on-balance sheet credit card receivables for the first nine months of 2007. Late fees associated with these receivables, which were recorded in securitization revenue in 2006 (refer to other income commentary), are recorded in credit card fees for 2007;

•

the number of accounts, volume of customer transaction activity and average receivable balances included within the private label portfolio all were higher for 2007, due to the addition of merchant and customer relationships and to expansion of credit card products offered. Product repricing also resulted in higher fees; and

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

HUSI holds an equity investment in a non-consolidated foreign HSBC affiliate. During the third quarter of 2006, this affiliate sold a portion of its investment in a foreign equity fund to another HSBC affiliate. During the second quarter of 2007, the same affiliate sold its remaining investment in the foreign equity fund. This decrease in equity investment holdings resulted in lower equity earnings for the first nine months of 2007.

           Valuation Allowance on Residential Mortgage Loans Held for Sale to an HSBC Affiliate

In 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties with the intent of selling these loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). HMUS in turn sells these loans to securitization vehicles. During 2006, HUSI also began acquiring residential mortgage loans from HSBC Finance Corporation under this program. Loans acquired from unaffiliated third parties and HSBC Finance Corporation primarily include sub-prime residential mortgage loans. In addition, a number of prime adjustable rate mortgage loans originated by HUSI have been identified for this program and are being held with the intent of selling these loans to HMUS. HMUS in turn sells these loans to securitization vehicles. Loans held for sale are recorded by HUSI at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. HUSI maintains a portfolio of derivatives and securities, which are used as economic hedges to offset changes in market values of the loans held for sale to HMUS. Gains on sales associated with these loans result from incremental value realized on pools of loans sold to HMUS for securitization.

The activity related to this program affects various consolidated financial statement line items, as summarized in the following table. Lower results and activity for this program for the third quarter and the first nine months of 2007 generally resulted from the overall weakness and illiquidity in the U.S. residential mortgage market, and specifically from significantly reduced fair values of sub-prime loans.

Three months ended September 30	2007	2006

	(in millions)
Residential mortgage loans held for sale to HMUS:
Balance at beginning of period	$3,059	$4,795
Loans acquired from originators	1,009	3,088
Loans sold to HMUS	(1,061)	(4,501)
Other, primarily loans resold to originators and other third parties	(177)	(157)

Balance at end of period	$2,830	$3,225

Valuation allowance for changes in market value of loans held for sale to HMUS:
Balance at beginning of period	$(49)	$(83)
Valuation allowance (increase) decrease for changes in market value	(146)	29
Releases of valuation allowance for loans sold to HMUS	3	53

Balance at end of period	$(192)	$(1)

Impact on income before income taxes:
Net interest income associated with loans held for sale to HMUS (1)	$6	$13
Gains on sale of residential mortgage loans sold to HMUS, recorded in HSBC affiliate income	14	40
Valuation allowance (increase) decrease for changes in market value of loans held for sale to HMUS, recorded in other income	(146)	29
Trading revenues recognized from economic hedges held to offset changes in market values of loans held for sale to HMUS (1)	(30)	(57)
Net program costs included in other expenses	(3)	(6)

Net impact on income before income taxes	$(159)	$19

Nine months ended September 30	2007	2006

	(in millions)
Residential mortgage loans held for sale to HMUS:
Balance at beginning of period	$3,126	$2,882
Loans acquired from originators	6,028	13,218
Loans sold to HMUS	(5,749)	(12,657)
Other, primarily loans resold to originators and other third parties	(575)	(218)

Balance at end of period	$2,830	$3,225

Valuation allowance for changes in market value of loans held for sale to HMUS:
Balance at beginning of period	$(26)	$(11)
Valuation allowance increase for changes in market value	(221)	(123)
Releases of valuation allowance for loans sold to HMUS	55	133

Balance at end of period	$(192)	$(1)

Impact on income before income taxes:
Net interest income associated with loans held for sale to HMUS (1)	$39	$51
Gains on sale of residential mortgage loans sold to HMUS, recorded in HSBC affiliate income	24	105
Valuation allowance increase for changes in market value of loans held for sale to HMUS, recorded in other income	(221)	(123)
Trading revenues recognized from economic hedges held to offset changes in market values of loans held for sale to HMUS (1)	(7)	59
Net program costs included in other expenses	(15)	(9)

Net impact on income before income taxes	$(180)	$83

(1)	Refer to trading revenues commentary beginning on page 45 of this Form 10-Q.

           Valuation Allowance for Leveraged Acquisition Finance Loans Held for Sale

HUSI originates commercial loans in connection with its participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as held for sale at September 30, 2007. Commercial loans held for sale, including those related to the leveraged lending program, are recorded at the lower of cost or market value with valuation adjustments recorded to a valuation allowance and reflected in Other Income. Adverse conditions in the corporate credit markets resulted in a substantial increase in the valuation allowance for commercial loans held for sale.

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

			Increase (Decrease)

Three months ended September 30	2007	2006	Amount	%

		($ in millions)
Net interest income	$59	$78	$(19)	(24)

Servicing related income:
Servicing fee income	29	25	4	16
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(28)	(43)	15	35
Realization of cash flows	(14)	(21)	7	33
Trading – Derivative instruments used to offset changes in value of MSRs	19	38	(19)	(50)

	6	(1)	7	*

Originations and sales related income:
(Losses) gains on sales of residential mortgages	(5)	3	(8)	*
Trading and fair value hedge activity	(1)	(1)	—	—

	(6)	2	(8)	*

Other mortgage income	6	5	1	20

Total residential mortgage banking revenue included in other revenues	6	6	—	—

Total residential mortgage banking related revenue	$65	$84	$(19)	(23)

			Increase (Decrease)

Nine months ended September 30	2007	2006	Amount	%

		($ in millions)
Net interest income	$199	$260	$(61)	(23)

Servicing related income:
Servicing fee income	85	74	11	15
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	35	31	4	13
Realization of cash flows	(60)	(60)	—	—
Trading – Derivative instruments used to offset changes in value of MSRs	(34)	(19)	(15)	(79)

	26	26	—	—

Originations and sales related income:
Gains on sales of residential mortgages	23	14	9	64
Trading and fair value hedge activity	—	1	(1)	*

	23	15	8	53

Other mortgage income	20	16	4	25

Total residential mortgage banking revenue included in other revenues	69	57	12	21

Total residential mortgage banking related revenue	$268	$317	$(49)	(15)

*	Not meaningful.

           Net Interest Income

Decreased net interest income for the third quarter and first nine months of 2007 resulted from lower average residential mortgage loans outstanding as well as a slight narrowing of interest rate spreads. During 2007, HUSI continued to sell the majority of new loan originations to government sponsored enterprises and private investors and allow existing loans to runoff. The held loans portfolio is expected to continue to decline for the remainder of 2007 as a result of this initiative.

           Servicing Related Income

Higher servicing fee income for the third quarter and first nine months of 2007 resulted from a higher volume of loans included within the average serviced loans portfolio. The average serviced loans portfolio increased approximately 13% in the third quarter and first nine months of 2007 due to the following factors:

•	the volume of loans sold in the third quarter and first nine months of 2007 was consistent with the same timeframes in 2006; and
•	in 2007, HUSI commenced servicing a portfolio of loans previously serviced by a third party.

The increased serviced loans portfolio, and its positive impact on service fee income, was partially offset by a decrease in value of the hedged MSRs portfolio including an increase in realization of cash flows on the growing portfolio of loans serviced for others for the first nine months of 2007.

Trading Revenues

Trading revenues are generated by HUSI’s participation in the foreign exchange, credit derivative and precious metal markets; from trading derivative contracts, including interest rate swaps and options; from trading securities; and as a result of certain residential mortgage banking activities.

The following table summarizes trading related revenues by business. The data in the table includes net interest income earned on trading instruments, as well as funds transfer charges and credits associated with these trading positions. The trading related net interest income component is included in net interest income on the consolidated income statement. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended September 30:
Trading revenues	$28	$52	$(24)	(46)
Net interest expense	(1)	(16)	15	94

Trading related revenues	$27	$36	$(9)	(25)

Business:
Derivatives instruments	$(33)	$48	$(81)	(169)
Economic hedges of loans held for sale to HMUS	(24)	(44)	20	45
Treasury (primarily securities)	(28)	(7)	(21)	*
Foreign exchange and banknotes	77	37	40	108
Precious metals	24	3	21	*
Other trading	11	(1)	12	*

Trading related revenues	$27	$36	$(9)	(25)

Nine months ended September 30:
Trading revenues	$477	$600	$(123)	(21)
Net interest expense	(30)	(42)	12	29

Trading related revenues	$447	$558	$(111)	(20)

Business:
Derivatives instruments	$201	$221	$(20)	(9)
Economic hedges of loans held for sale to HMUS	32	110	(78)	(71)
Treasury (primarily securities)	(33)	7	(40)	*
Foreign exchange and banknotes	191	132	59	45
Precious metals	47	74	(27)	(36)
Other trading	9	14	(5)	(36)

Trading related revenues	$447	$558	$(111)	(20)

*	Not meaningful.

During the first nine months of 2006, a wider range of product offerings and enhanced sales capabilities within the CIBM business segment, along with favorable market conditions in certain sectors, drove significant trading gains across all major client-related activities. Successful launches of new products and increased sales of structured products that are tailored to specific customer needs led to strong derivatives trading revenues. Gains in the precious metals business reflected volume growth driven by a surge in demand arising from strong commodities markets. Income streams in the foreign exchange business remained robust against the backdrop of a weakening U.S. dollar.

During the third quarter of 2007, trading revenue was affected by reduced liquidity, widening spreads and higher volatility in the credit and sub-prime lending markets which impacted trading in mortgage backed securities and credit derivatives. The market turmoil has caused a significant fall in revenues in both the third quarter and the first nine months of 2007 as compared with the same 2006 periods. Precious metals revenue also experienced a decline in the first nine months of 2007, as compared to prior year, as a result of lower price volatility. Partially offsetting this, the foreign exchange business has continued to contribute solid revenues as a result of ongoing market volatility and the performance for the first nine months benefited from structured credit and emerging markets derivatives activity in the first half of the year.

Effective during the third quarter of 2006, HUSI maintains a portfolio of MasterCard, Incorporated Class B shares as part of structured product transactions for customers. In addition, HUSI uses derivative instruments to offset changes in the fair value of the MasterCard Class B shares. The increase in value of the derivative instruments, which totaled $22 million for the third quarter and the decrease in value of the derivative instruments, which totaled $56 million for the first nine months of 2007, are reflected in trading revenue from derivative instruments. Under U.S. GAAP, the increased value of the MasterCard Class B shares is not recognized until they are sold.

HUSI also maintains a portfolio of derivative instruments that are utilized as economic hedges to offset changes in market values of loans held for sale to HMUS. Lower revenues from economic hedges of loans held for sale to HMUS resulted from the overall weakness of the U.S. housing market. Lower trading results related to this program are generally offset by the changes in the valuation allowance related to loans held for sale to HMUS, which is recorded in other revenues. Further analysis and commentary regarding these loans and the associated hedges is provided beginning on page 41 of this Form 10-Q.

HUSI recognizes gains or losses at the inception of derivative transactions only when the fair value of the transaction can be verified to market transactions or if all significant pricing model assumptions can be verified to observable market data. Gain or loss not recognized at inception is recorded in trading assets and recognized over the term of the derivative contract, or when market data becomes observable. The availability of observable market data resulted in recognition of $7 million and $40 million in trading revenues for the first nine months of 2007 and 2006, respectively.

Securities Gains, Net

HUSI maintains various securities portfolios as part of its overall balance sheet diversification and risk management strategies. The following table summarizes net securities gains resulting from various strategies.

	2007	2006

	(in millions)
Three months ended September 30:
Sales of MasterCard Class B Shares	$55	$—
Balance sheet diversity and reduction of risk	—	(5)
Management of Latin American investment exposure	3	3
Sales of securities to an HSBC affiliate (1)	—	—
Other	1	8

Securities gains, net	$59	$6

Nine months ended September 30:
Sales of MasterCard Class B Shares	$55	$—
Balance sheet diversity and reduction of risk	9	(2)
Management of Latin American investment exposure	23	3
Sales of securities to an HSBC affiliate (1)	9	—
Other	—	15

Securities gains, net	$96	$16

(1)

Represents net gains realized from transfers of various available for sale securities, other non-marketable securities and equity investments as part of a strategy to consolidate certain investments into common HSBC entities.

Operating Expenses

The components of operating expenses are summarized in the following tables.

			Increase (Decrease)

Three months ended September 30	2007	2006	Amount	%

	($ in millions)
Salaries and employee benefits:
Salaries	$241	$234	$7	3
Employee benefits	96	83	13	16

Total salaries and employee benefits	337	317	20	6

Occupancy expense, net	63	54	9	17

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	115	111	4	4
Fees paid to HMUS	58	58	—	—
Fees paid to HTSU for technology services	63	64	(1)	(2)
Fees paid to other HSBC affiliates	44	40	4	10

Total support services from HSBC affiliates	280	273	7	3

Other expenses:
Equipment and software	13	17	(4)	(24)
Marketing	34	28	6	21
Outside services	44	29	15	52
Professional fees	19	17	2	12
Telecommunications	5	6	(1)	(17)
Postage, printing and office supplies	9	9	—	—
Insurance business	15	5	10	200
Miscellaneous	72	64	8	13

Total other expenses	211	175	36	21

Total operating expenses	$891	$819	$72	9

Personnel - average number	12,329	12,216	113	1

			Increase (Decrease)

Nine months ended September 30	2007	2006	Amount	%

	($ in millions)
Salaries and employee benefits:
Salaries	$731	$671	$60	9
Employee benefits	285	282	3	1

Total salaries and employee benefits	1,016	953	63	7

Occupancy expense, net	181	163	18	11

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	347	336	11	3
Fees paid to HMUS	181	165	16	10
Fees paid to HTSU for technology services	185	170	15	9
Fees paid to other HSBC affiliates	131	114	17	15

Total support services from HSBC affiliates	844	785	59	8

Other expenses:
Equipment and software	42	56	(14)	(25)
Marketing	97	74	23	31
Outside services	115	89	26	29
Professional fees	52	48	4	8
Telecommunications	15	15	—	—
Postage, printing and office supplies	27	25	2	8
Insurance business	27	15	12	80
Miscellaneous	196	157	39	25

Total other expenses	571	479	92	19

Total operating expenses	$2,612	$2,380	$232	10

Personnel - average number	12,324	12,094	230	2

Overview

Increased expenses for the third quarter and for the first nine months of 2007 were largely driven by higher personnel, marketing, technology and other expense growth associated with continued rollout of various business growth initiatives affecting all business segments.

Salaries and Employee Benefits

Higher salaries expenses for the first nine months of 2007 are mainly due to:

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

During the second quarter of 2006, the HSBC Remuneration Committee exercised its discretion to waive the Total Shareholder Return performance condition related to 2003 share option awards under the HSBC Group Share Option Plan (refer to page 141 of HUSI’s 2006 Form 10-K for a description of this plan). This modification resulted in an additional charge to employee benefits expense of $9 million for the second quarter of 2006. No similar charge was recorded during 2007. Excluding this 2006 charge, higher employee benefit costs directly associated with increased salaries expenses were offset by lower pension costs.

Occupancy Expense, Net

Expansion of the core banking and commercial lending networks within the PFS and CMB business segments has been a key component of recent business expansion initiatives. New branches have been opened and lending operations have been expanded, which have resulted in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses during the first nine months of 2007.

Support Services from HSBC Affiliates

HUSI has routinely purchased private label credit card receivables from HSBC Finance Corporation since December 2004. In addition, higher quality nonconforming residential mortgage loans were acquired from HSBC Finance Corporation’s correspondent network from December 2003 until September 2005. In most cases, HSBC Finance Corporation retained the right to service these portfolios. Fees charged by HSBC Finance Corporation for loan origination and servicing expenses, which are primarily recorded in the CF segment, have increased moderately for 2007 due to an increased number of private label credit card receivables serviced.

Fees charged by HMUS pursuant to service level agreements for broker dealer, loan syndication, treasury and traded markets related services are included in support services from HSBC affiliates. Higher fees charged by HMUS for the first nine months of 2007 primarily relate to increased loan syndication services.

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

The increase in Insurance business expense in the third quarter of 2007 primarily relates to the costs incurred to terminate a portion of the annuity reinsurance business. Additionally, there was a nominal increase in claims for the quarter.

Miscellaneous expenses for the first nine months of 2006 were unusually low, mainly due to reversal of a charge for the accrued interest related to settlement of certain income tax liabilities during the second quarter of 2006. Excluding this 2006 adjustment, higher miscellaneous expenses for 2007 were primarily due to increased insurance costs and higher expenses associated with business expansion.

Efficiency Ratio

	Three months ended September 30		Nine months ended September 30

	2007	2006	2007	2006

Efficiency ratio (1)	68.69%	58.88%	60.67%	56.21%

(1)	Ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues.

Higher net interest income was more than offset by a decrease in other revenues and increased operating expenses for the third quarter and the first nine months of 2007, resulting in an increase in the efficiency ratio for both periods.

SEGMENT RESULTS

HUSI has five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described on pages 19-20 of HUSI’s Form 10-Q for the quarterly period ended March 31, 2007.

Effective January 1, 2007, corporate goals of HUSI are based upon results reported under International Financial Reporting Standards (IFRS), which are utilized by HSBC to prepare its consolidated financial statements. Operating results for HUSI are now being monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources on an IFRS basis. As a result, business segment results are reported on an IFRS basis to align with the revised internal reporting mechanism for monitoring performance. Results for 2007 and 2006 in the tables that follow are reflected on an IFRS basis.

Results for each business segment on an IFRS basis are summarized in the following tables.

Personal Financial Services (PFS)

           Overview

Resources continue to be directed towards expansion of the core retail banking business, including investment in the HSBC brand, expansion of the branch network in existing and new geographic areas, and continued rollout of HSBC Direct, the internet banking channel. Significant expense growth from these initiatives for the third quarter and the first nine months of 2007 has been partially offset by growth in revenues from key investments. Net interest income from core banking activities has decreased in 2007 due to continued narrowing of interest rate spreads, as well as customer migration to higher yielding deposit products such as Online Savings and CDs and was partially offset by the positive impact of new customers and product sales.

Balance sheet growth for core retail banking for the first nine months of 2007 was highlighted by a 24.5% increase in average deposits, as compared with the same 2006 period. This was driven by a successful strategy to build deposits across multiple markets and business segments and utilizing various delivery channels.

PFS business segment results for 2007 also have been impacted by lower residential mortgage banking revenue, primarily due to loan portfolio runoff. During 2007, as part of a continuing effort to manage prepayment risk and liquidity, HUSI made the decision to sell a majority of its residential mortgage loan originations and allow the residential mortgage loan portfolio to run off.

           Operating Results

The following table summarizes results for the PFS segment.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended September 30:
Net interest income	$276	$305	$(29)	(10)
Other revenues	157	127	30	24

Total revenues	433	432	1	—
Provision for credit losses	35	15	20	133

	398	417	(19)	(5)
Operating expenses	313	296	17	6

Income before income tax expense	85	121	(36)	(30)
Income tax expense	26	43	(17)	(40)

Net income	$59	$78	$(19)	(24)

Nine months ended September 30:
Net interest income	$838	$882	$(44)	(5)
Other revenues	417	369	48	13

Total revenues	1,255	1,251	4	—
Provision for credit losses	64	39	25	64

	1,191	1,212	(21)	(2)
Operating expenses	923	875	48	5

Income before income tax expense	268	337	(69)	(20)
Income tax expense	82	115	(33)	(29)

Net income	$186	$222	$(36)	(16)

Lower net interest income for the third quarter and the first nine months of 2007 was partially due to lower interest earned and lower interest rate spreads on the residential mortgage loan portfolio. Average residential mortgage loans decreased 11.1% for the first nine months of 2007, as compared with the same 2006 period.

Net interest income from core banking activities also decreased for the third quarter and first nine months of 2007. Although deposits continued to grow in 2007, driven by the success of the Online Savings product and expansion of the retail branch network, this was offset by a narrowing of deposit spreads as customers continue to migrate to higher yielding deposit products, such as the Online Savings and CDs. Refer to page 35 of this Form 10-Q for commentary regarding HUSI’s deposit strategy and growth.

Higher other revenues for the first nine months of 2007 were due to $21 million of gains realized on sales of branch premises to unaffiliated third parties.

Higher provision for credit losses, which was driven by increased delinquencies within various consumer portfolios, was partially offset by a $13 million reduction in allowance resulting from refinement of the allowance methodology associated with MasterCard/Visa receivables. In addition, provision expense for the first half of 2006 was unusually low due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated consumer charge offs in the fourth quarter of 2005.

Increased operating expenses are related to higher staff, marketing, occupancy and technology costs and reflect investment in branch expansion, branch automation and in the development of the HSBC Direct online platform.

Consumer Finance (CF)

           Overview

The CF segment includes the private label receivable portfolio (the PLRP) and other loans acquired from HSBC Finance Corporation and its correspondents. Results of the CF segment have been positively impacted by lower amortization of premiums paid to HSBC Finance Corporation for those receivables, and by growth of private label credit card receivables, which are 7% higher at September 30, 2007 compared with the prior year.

           Operating Results

The following table summarizes results for the CF segment.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended September 30:
Net interest income	$296	$197	$99	50
Other revenues (1)	86	22	64	*

Total revenues	382	219	163	74
Provision for credit losses	305	160	145	91

	77	59	18	31
Operating expenses	8	7	1	14

Income before income tax expense	69	52	17	33
Income tax expense	24	19	5	26

Net income	$45	$33	$12	36

Nine months ended September 30:
Net interest income	$705	$535	$170	32
Other revenues (1)	194	62	132	*

Total revenues	899	597	302	51
Provision for credit losses	693	459	234	51

	206	138	68	49
Operating expenses	26	21	5	24

Income before income tax expense	180	117	63	54
Income tax expense	63	41	22	54

Net income	$117	$76	$41	54

(1)

For IFRS reporting purposes, fees charged by HSBC Finance Corporation for servicing various loan and receivable portfolios are netted against other revenues. These fees totaled $104 million and $102 million for the third quarter of 2007 and 2006, respectively, and $311 million and $305 million for the first nine months of 2007 and 2006, respectively.

*	Not meaningful.

Higher net interest income for the third quarter and first nine months of 2007 resulted from:

•	higher interest income from increased credit card receivable balances, due to the addition of new private label merchant relationships during 2006 and 2007;
•	higher accrued income as a result of a more robust income recognition methodology on private label credit card promotional transactions; and
•

lower amortization of premiums paid for purchases of receivables included within the PLRP. Although premiums associated with daily purchases of receivables from HSBC Finance Corporation continue to be recorded and amortized, the premium amortization associated with the initial portfolio acquisition in 2004 was $65 million lower for the first nine months of 2007.

Higher other revenues are directly related to increased credit card fees (refer to page 40 of this Form 10-Q).

Higher provisions for credit losses resulted from higher allowance for credit losses required for private label credit card receivable growth and from higher delinquencies within the portfolio.

HUSI is considering the purchase of a portfolio of General Motors MasterCard and Visa receivables (the “GM Portfolio”) from HSBC Finance Corporation in the future in order to maximize the efficient use of capital and liquidity at each entity. The purchase is subject to obtaining the necessary regulatory and other approvals. HSBC Finance Corporation will maintain the customer account relationships. Subsequent to the initial receivable purchase, HUSI will purchase additional volume on a daily basis.

Commercial Banking (CMB)

           Overview

Despite expansion of middle market activities in Chicago, Washington D.C. and the west coast of the U.S. and growth in small business lending, which have contributed to higher loan and deposit balances, overall performance within the CMB segment is relatively flat, as business expansion costs and credit quality have offset these benefits. Overall, average commercial loans and deposits are 4% and 20% higher, respectively, for the first nine months of 2007, as compared with the same period in 2006. Commercial real estate lending has been impacted by a slowdown in this sector, which has offset growth in other business areas.

           Operating Results

The following table summarizes results for the CMB segment.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended September 30:
Net interest income	$208	$201	$7	3
Other revenues	67	82	(15)	(18)

Total revenues	275	283	(8)	(3)
Provision for credit losses	35	31	4	13

	240	252	(12)	(5)
Operating expenses	137	136	1	1

Income before income tax expense	103	116	(13)	(11)
Income tax expense	27	38	(11)	(29)

Net income	$76	$78	$(2)	(3)

Nine months ended September 30:
Net interest income	$606	$550	$56	10
Other revenues	196	205	(9)	(4)

Total revenues	802	755	47	6
Provision for credit losses	72	62	10	16

	730	693	37	5
Operating expenses	420	369	51	14

Income before income tax expense	310	324	(14)	(4)
Income tax expense	92	110	(18)	(16)

Net income	$218	$214	$4	2

Pre-tax profit decreased by 11% to $103 million for the third quarter due to lower revenue, and by 4% to $310 million for the first nine months of 2007 due to provisions and expenses rising at a faster rate than revenues.

Net interest income grew by 10% to $606 million for the first nine months of 2007, driven by average loan balance growth of 20% in middle market lending and 22% in small business deposits. Offsetting this, net interest income was constrained by lower commercial real estate activity and narrowing spreads, particularly on deposits, as customers migrated to higher yielding products.

Other revenues decreased by 4% to $196 million for the first nine months of 2007, mainly due to lower gains on asset disposals for the first nine months of 2007 compared with the same period in 2006.

Provisions for credit losses were in line with the third quarter of 2006. However, provisions have increased by 16% for the first nine months of the year. This is due to higher commercial real estate provisions resulting from customer downgrades, as development projects are taking longer to complete. Additional commentary regarding credit quality begins on page 57 of this Form 10-Q.

Higher operating expenses of 14% for the first nine months of 2007, over the same period in 2006, reflects organic growth in legacy markets and business expansion in Chicago, Washington D.C. and the west coast. In addition, higher incentive compensation costs and increased community investment activities have also contributed to cost growth.

Deposits continue to be a key driver of growth in 2007, driven by expansion initiatives and targeted marketing campaigns. For the CMB segment, average customer deposits are 20% higher for the first nine months of 2007, compared with the same period in 2006.

Loan growth is primarily due to strong activity in middle market lending, with growth distributed equally between legacy and expansion markets. However, overall loan growth has been adversely impacted by a slowdown in commercial real estate activity. For the CMB segment, average loans are 4% higher for the first nine months of 2007, compared with the same period in 2006.

Corporate, Investment Banking and Markets (CIBM)

           Overview

During the third quarter of 2007, the CIBM segment was affected by reduced market liquidity, widening spreads and higher volatility in the credit and sub-prime lending markets. This impacted trading in mortgage backed securities and credit derivatives and led to asset mark downs being recorded on leveraged buyout activity. The market turmoil has caused a significant fall in revenues in both the third quarter and the first nine months of 2007 as compared with the same 2006 periods. Third quarter precious metals revenue also experienced a decline related to lower price volatility. Partially offsetting this, the foreign exchange business has continued to contribute solid revenues as a result of ongoing market volatility and performance for the first nine months benefited from structured credit and emerging markets derivatives activity in the first half of the year.

Revenues from the recently expanded payments and cash management business were significantly higher for the third quarter and first nine months of 2007, as compared with the same 2006 periods, reflecting higher deposit balances and higher associated transaction fee revenues.

A relatively flat yield curve has reduced net interest income from balance sheet management activities for the first nine months of 2007 and has continued to limit opportunities to generate additional net funds income within the CIBM business segment.

During the first nine months of 2006, successful launches of new products and increased sales of structured products that are tailored to specific customer needs led to strong derivatives trading revenues. Gains in the precious metals business reflected volume growth driven by a surge in demand arising from strong commodities markets. Income streams in the foreign exchange business were robust against the backdrop of a weak U.S. dollar.

           Operating Results

The following table summarizes results for the CIBM segment.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended September 30:
Net interest income	$62	$46	$16	35
Other revenues	(139)	143	(282)	(197)

Total revenues	(77)	189	(266)	(141)
Provision for credit losses	17	7	10	143

	(94)	182	(276)	(152)
Operating expenses	197	180	17	9

Income before income tax expense	(291)	2	(293)	*
Income tax expense	(97)	3	(100)	*

Net loss	$(194)	$(1)	$(193)	*

Nine months ended September 30:
Net interest income	$199	$183	$16	9
Other revenues	436	701	(265)	(38)

Total revenues	635	884	(249)	(28)
Provision for credit losses	6	(5)	11	*

	629	889	(260)	(29)
Operating expenses	584	535	49	9

Income before income tax expense	45	354	(309)	(87)
Income tax expense	17	126	(109)	(87)

Net income	$28	$228	$(200)	(88)

*	Not meaningful.

Lower revenues primarily resulted from lower balance sheet management income and lower trading related revenues (refer to pages 28 and 45 of this Form 10-Q), which were partially offset by higher gains realized from sales of securities (refer to page 46 of this Form 10-Q).

Higher operating expenses for the first nine months of 2007, as compared with the same 2006 period, resulted from higher personnel costs associated with expansion of various businesses that are better positioned to leverage HSBC’s global capabilities. Expenses for 2007 also included incremental costs associated with repositioning certain other non-strategic businesses in order to focus on building a financing and emerging markets led wholesale banking business.

Private Banking (PB)

           Overview

During 2005 and 2006, additional resources have been allocated to expand products and services provided to high net worth customers served by the PB business segment. As a result, total average loans and deposit balances were 8% and 16% higher, respectively, for the first nine months of 2007, compared with the same 2006 period. Assets under management also increased 25%. However, these increases did not translate into higher net income over the prior year as gains from the sale of equity investments were recognized in 2006.

           Operating Results

The following table summarizes results for the PB segment.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended September 30:
Net interest income	$50	$50	$—	—
Other revenues	66	108	(42)	(39)

Total revenues	116	158	(42)	(27)
Provision for credit losses	(1)	2	(3)	(150)

	117	156	(39)	(25)
Operating expenses	87	75	12	16

Income before income tax expense	30	81	(51)	(63)
Income tax expense	8	28	(20)	(71)

Net income	$22	$53	$(31)	(58)

Nine months ended September 30:
Net interest income	$150	$146	$4	3
Other revenues	210	245	(35)	(14)

Total revenues	360	391	(31)	(8)
Provision for credit losses	11	32	(21)	(66)

	349	359	(10)	(3)
Operating expenses	255	224	31	14

Income before income tax expense	94	135	(41)	(30)
Income tax expense	27	46	(19)	(41)

Net income	$67	$89	$(22)	(25)

Higher net interest income for the first nine months of 2007 resulted from the mix of higher average loans and deposit balances, offset by lower interest spreads.

The PB business segment includes an equity investment in a non-consolidated foreign HSBC affiliate (the foreign equity investment). During the third quarter of 2006, the foreign equity investment sold a portion of its investment in a foreign equity fund to another HSBC affiliate. During the second quarter of 2007, the foreign equity investment sold its remaining investment in the foreign equity fund, resulting in a gain from which HUSI recorded additional equity earnings of $7 million. Excluding the impact of this transaction, the decrease in equity investment holdings resulted in lower equity earnings included in other revenues for the first nine months of 2007, which was offset by higher commission and fee revenues from managed products, derivatives and annuity products.

Increased operating expenses for the third quarter and first nine months of 2007 mainly resulted from higher staff costs related to business expansion initiatives.

The provision for credit losses for the first nine months of 2007 includes the impact of an $8 million charge off related to a specific commercial customer relationship, for which no allowance was previously recorded. For 2006, the provision includes a $29 million charge for a combination of charge offs and higher allowances related to a specific commercial real estate investment loan relationship for which no specific allowance was previously recorded.

Other

           Overview

The Other segment primarily includes an equity investment in HSBC Republic Bank (Suisse) S.A., and adjustments made at the corporate level for fair value option accounting related to certain debt issued.

           Operating Results

The following table summarizes results for the Other segment.

			Increase (Decrease)

	2007	2006	Amount	%

	($ in millions)
Three months ended September 30:
Net interest income	$(4)	$(9)	$5	56
Other revenues	150	(31)	181	*

Total revenues	146	(40)	186	*
Provision for credit losses	—	(1)	1	100

	146	(39)	185	*
Operating expenses	4	(9)	13	144

Income before income tax expense	142	(30)	172	*
Income tax expense	51	(20)	71	*

Net income (loss)	$91	$(10)	$101	*

Nine months ended September 30:
Net interest income	$(9)	$(19)	$10	53
Other revenues	90	(32)	122	*

Total revenues	81	(51)	132	*
Provision for credit losses	1	(1)	2	*

	80	(50)	130	*
Operating expenses	5	(4)	9	*

Income before income tax expense	75	(46)	121	*
Income tax expense	23	(28)	51	182

Net income (loss)	$52	$(18)	$70	*

*	Not meaningful.

The increase in other revenues for the third quarter and the first nine months of 2007 primarily resulted from decreases in the fair value of certain debt instruments, due to widening credit spreads, as compared with the same 2006 periods.

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

HUSI’s approach toward credit risk management is summarized on pages 72-74 of its 2006 Form 10-K. There have been no material revisions to policies or methodologies during the first nine months of 2007, although the company continues to monitor current market conditions and will adjust credit policies as deemed necessary.

Overview

The allowance for credit losses increased $156 million (17%) and increased $161 million (18%) during the three month and nine month periods ended September 30, 2007, respectively. Higher allowances associated with the private label and MasterCard/Visa credit card receivable were primarily driven by higher delinquencies and charge offs. Allowance for credit losses balances and activity, by loan portfolio, are summarized on page 60 of this Form 10-Q.

The provision for credit losses increased $195 million (94%) for the third quarter of 2007, and increased $285 million (49%) for the first nine months of 2007 as compared with the same 2006 periods, primarily due to higher provisions associated with credit card receivable portfolios. The provision for credit losses associated with various loan portfolios is summarized on page 37 of this Form 10-Q.

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

Criticized credit facilities are summarized in the following table.

		Increase (Decrease) from
	September 30, 2007
		December 31, 2006		September 30, 2006

Balance at		Amount	%	Amount	%

	($ in millions)
Special mention (1):
Commercial loans	$1,701	$450	36	$827	95
Substandard (2):
Commercial loans	620	(61)	(9)	161	35
Consumer loans	881	280	47	324	58

	1,501	219	17	485	48

Doubtful (3):
Commercial loans	27	(5)	(16)	(23)	(46)

Total	$3,229	$664	26	$1,289	66

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

Allowance for Credit Losses

Changes in the allowance for credit losses by general loan categories are summarized in the following table.

Quarter ended	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006

	($ in millions)
Total loans at quarter end	$92,666	$87,409	$88,893	$90,237	$90,020
Average total loans	88,720	88,477	88,092	89,343	88,739

Allowance balance at beginning of quarter	$902	$862	$897	$886	$869
Allowance related to disposal of certain credit card receivables	—	—	—	(2)	—

Charge offs:
Commercial	35	34	36	43	29
Consumer:
Residential mortgages	14	12	14	10	9
Credit card receivables	228	221	224	205	188
Other consumer loans	28	26	31	32	27

Total consumer loans	270	259	269	247	224

Total charge offs	305	293	305	290	253

Recoveries on loans charged off:
Commercial	6	8	6	9	8
Consumer:
Residential mortgages	—	1	—	1	1
Credit card receivables	44	50	49	47	49
Other consumer loans	9	10	10	9	5

Total consumer loans	53	61	59	57	55

Total recoveries	59	69	65	66	63

Total net charge offs	246	224	240	224	190

Provision charged to income	402	264	205	237	207

Allowance balance at end of quarter	$1,058	$902	$862	$897	$886

Allowance ratios:
Annualized net charge offs to average loans:
Commercial	.36%	.35%	.43%	.47%	.29%
Consumer:
Residential mortgages	.15	.11	.15	.09	.08
Credit card receivables	4.09	3.91	4.01	3.62	3.39
Other consumer loans	3.08	2.58	3.20	3.27	2.95

Total consumer	1.51	1.35	1.43	1.25	1.12

Total loans	1.10%	1.01%	1.11%	1.00%	.85%

Quarter-end allowance to:
Quarter-end total loans	1.14%	1.03%	.97%	.99%	.98%
Quarter-end total nonaccruing loans	163.78%	277.54%	280.78%	314.74%	331.84%

Changes in the allowance for credit losses by general loan categories are summarized in the following tables.

Three months ended September 30	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

	(in millions)
2007
Balance at beginning of period	$212	$30	$624	$25	$11	$902

Charge offs	35	14	228	28	—	305
Recoveries	6	—	44	9	—	59

Net charge offs	29	14	184	19	—	246

Provision charged to income	54	24	301	20	3	402

Balance at end of period	$237	$40	$741	$26	$14	$1,058

2006
Balance at beginning of period	$192	$31	$600	$29	$17	$869

Charge offs	29	9	188	27	—	253
Recoveries	8	1	49	5	—	63

Net charge offs	21	8	139	22	—	190

Provision charged to income	40	3	150	20	(6)	207

Balance at end of period	$211	$26	$611	$27	$11	$886

Nine months ended September 30	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

	(in millions)
2007
Balance at beginning of period	$203	$31	$626	$26	$11	$897

Charge offs	105	40	673	85	—	903
Recoveries	20	1	143	29	—	193

Net charge offs	85	39	530	56	—	710

Provision charged to income	119	48	645	56	3	871

Balance at end of period	$237	$40	$741	$26	$14	$1,058

2006
Balance at beginning of period	$162	$34	$600	$36	$14	$846

Allowance related to disposals	—	—	(6)	—	—	(6)
Charge offs	93	27	523	79	—	722
Recoveries	29	1	123	29	—	182

Net charge offs	64	26	400	50	—	540

Provision charged to income	113	18	417	41	(3)	586

Balance at end of period	$211	$26	$611	$27	$11	$886

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses, as well as movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from
	September 30, 2007
		December 31, 2006		September 30, 2006

		Amount	%	Amount	%

	($ in millions)
On-balance sheet allowance:
Specific	$18	$4	29	$2	13
Collective	219	30	16	24	12

	237	34	17	26	12
Unallocated	14	3	27	3	27

Total on-balance sheet allowance	251	37	17	29	13

Off-balance sheet allowance	93	(5)	(5)	(5)	(5)

Total commercial allowances	$344	$32	10	$24	8

Overall, commercial loan credit quality remains stable and well-controlled. Higher criticized loan balances from September 30, 2006 to September 30, 2007 (refer to page 58 of this Form 10-Q) resulted mainly from downgrades in real estate and middle market exposures. The downgrades resulted in part from changes in the credit metrics for specific credits within these portfolios. Total nonaccruing commercial loans remain low as a percentage of total commercial loans. Based upon evaluation of the repayment capacity of the obligors, including support from adequately margined collateral, performance on guarantees, and other mitigating factors, impairment is modestly higher in 2007 as compared with prior reporting periods, and is adequately reflected in the allowances for specific and collective impairment.

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

	September 30, 2007	December 31, 2006	September 30, 2006

	($ in millions)
Accruing balances contractually past due 90 days or more:
Balance at end of quarter	$357	$339	$314
As a percent of total credit card receivables	1.98%	1.86%	1.87%

Allowance for credit losses associated with credit card receivables:
Balance at end of quarter	$741	$626	$611
As a percent of total credit card receivables	4.11%	3.43%	3.64%

Net charge offs of credit card receivables:
Total for the quarter ended	$184	$158	$139
Annualized net charge offs as a percent of average credit card receivables	4.09%	3.62%	3.39%

The allowance for credit losses associated with credit card receivables increased $117 million (19%) during the third quarter and $115 million (18%) for the first nine months of 2007. Net charge off and provision activity was higher during the third quarter and the first nine months of 2007 as compared to 2006 due to increased private label and MasterCard/Visa credit card receivable balances and to higher delinquencies within these portfolios, which have resulted in a higher collective allowance balance. Underwriting criteria is continually being reviewed and will be modified as necessary based on the current economic environment.

Residential Mortgage Loan Credit Quality

The increase in the allowance for credit losses related to residential mortgage loans in the third quarter of 2007 was primarily related to Home Equity Lines of Credit (HELOC). The remainder of HUSI’s residential mortgage portfolio is primarily comprised of prime mortgage loans, which are experiencing some deterioration, but have remained relatively stable.

Additional disclosures regarding certain risk concentrations inherent within the residential mortgage loan portfolio are provided beginning on page 66 of this Form 10-Q.

Reserve for Off-Balance Sheet Exposures

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $93 million, $98 million and $98 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Off-balance sheet exposures are summarized on page 64 of this Form 10-Q.

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

	September 30, 2007	December 31, 2006

	(in millions)
Risk associated with derivative contracts:
Current credit risk exposure	$13,209	$11,398
Future credit risk exposure	74,728	72,447

Total risk exposure	87,937	83,845
Less: collateral held against exposure	(5,368)	(3,989)

Net credit risk exposure	$82,569	$79,856

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

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. HUSI manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. HUSI also manages the market risk associated with trading derivatives through hedging strategies that correlate the rates, price and spread movements. HUSI measures this risk daily by using Value at Risk (VAR) and other methodologies (refer to pages 68-70 of this Form 10-Q).

Notional values of derivative contracts are summarized in the following table.

	September 30, 2007	December 31, 2006

	(in millions)
Interest rate:
Futures and forwards	$125,252	$94,204
Swaps	1,967,158	1,906,688
Options written	225,977	510,023
Options purchased	236,364	544,026

	2,554,751	3,054,941

Foreign exchange:
Swaps, futures and forwards	500,568	394,621
Options written	75,570	61,406
Options purchased	76,451	63,795
Spot	58,571	32,654

	711,160	552,476

Commodities, equities and precious metals:
Swaps, futures and forwards	48,879	43,620
Options written	20,953	12,263
Options purchased	20,241	16,115

	90,073	71,998

Credit derivatives	1,139,480	816,422

Total	$4,495,464	$4,495,837

The total notional amounts in the table above relate primarily to HUSI’s trading activities. Notional amounts included in the table related to non-trading fair value, cash flow and economic hedging activities were $21 billion and $27 billion at September 30, 2007 and December 31, 2006, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The following table provides maturity information related to off-balance sheet arrangements. Descriptions of these arrangements are found on pages 68-69 of HUSI’s 2006 Form 10-K.

	Balance at September 30, 2007

	One Year or Less	Over One Through Five Years	Over Five Years	Total	Balance at December 31, 2006

	(in millions)
Standby letters of credit, net of participations (1)	$5,798	$2,565	$115	$8,478	$7,259
Commercial letters of credit	796	214	—	1,010	795
Loan sales with recourse	—	1	5	6	8
Credit derivative contracts (2)	18,028	343,047	231,125	592,200	431,631
Commitments to extend credit:
Commercial	28,189	29,113	4,471	61,773	55,862
Consumer	9,805	—	—	9,805	9,627

Total	$62,616	$374,940	$235,716	$673,272	$505,182

(1)	Includes $596 million and $542 million issued for the benefit of HSBC affiliates at September 30, 2007 and December 31, 2006, respectively.
(2)	Includes $90,599 million and $71,908 million issued for the benefit of HSBC affiliates at September 30, 2007 and December 31, 2006, respectively.

Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $23 million and $21 million at September 30, 2007 and December 31, 2006, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $24 million and $25 million at September 30, 2007 and December 31, 2006, respectively.

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

Commitments to Extend Credit – Commercial Lending Commitments

HUSI extends commercial lending commitments primarily in connection with its participation in leveraged acquisition finance syndicates. Substantially all of HUSI’s leveraged acquisition finance commitments resulted in the origination of loans during the third quarter of 2007. At September 30, 2007, HUSI’s exposure to unfunded leveraged acquisition finance commitments was $268 million.

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

Under IFRS, HUSI’s securitizations are treated as secured financings. In order to align its accounting treatment with that of HSBC, all of HUSI’s collateralized funding transactions have been structured as secured financings under U.S. GAAP since the third quarter of 2004. In a secured financing, a designated pool of receivables is conveyed to a wholly owned limited purpose subsidiary, which in turn transfers the receivables to a trust that sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS 140. Therefore, the receivables and the underlying debt of the trust remain on HUSI’s balance sheet. HUSI does not recognize a gain in a secured financing transaction. Because the receivables and debt remain on the balance sheet, revenues and expenses are reported consistent with the owned balance sheet portfolio. There have been no new secured financing transactions in the first nine months of 2007.

HUSI’s secured financings and securitized receivables are summarized in the following table.

	September 30, 2007	December 31, 2006

	(in millions)

Secured financings included in long-term debt	$1,550	$2,134

Private label credit card receivables collateralizing secured financings at period end	$1,885	$2,439

RISK MANAGEMENT

Overview

Some degree of risk is inherent in virtually all of HUSI’s activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI’s businesses, it is addressed as a separate functional discipline. During the first nine months of 2007, there have been no significant changes in policies or approach for managing various types of risk, although the company continues to monitor current market conditions and will adjust risk management policies and procedures if deemed necessary.

Liquidity Management

HUSI’s approach to address liquidity risk is summarized on pages 75-76 of HUSI’s 2006 Form 10-K. There have been no material changes in HUSI’s approach toward liquidity risk management during 2007.

HUSI’s ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. At September 30, 2007, HUSI and HBUS maintained the following debt ratings.

At September 30, 2007	Moody’s	S&P	Fitch

HUSI:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa3	AA-	AA

HBUS:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa2	AA	AA

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

Concentrations of Risk Inherent in Loan Portfolios

Certain risk concentrations are inherent within the prime residential mortgage loan portfolio, as well as the subprime residential mortgage whole loans held for sale portfolio, including concentrations that result in credit risk. A concentration of risk is defined as a significant exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. As is true for all loan portfolios, HUSI utilizes high underwriting standards and prices loans in a manner that is appropriate to compensate for the higher risk associated with these concentrations.

HUSI holds certain residential mortgage loans that have high loan-to-value (LTV) ratios and no mortgage insurance, which could result in potential inability to recover the entire investment in loans involving foreclosed or damaged properties. At September 30, 2007 and December 31, 2006, high LTV loans were mainly loans on primary residences with LTV ratios equal to or exceeding 90%.

HUSI also holds interest-only residential mortgage loans that allow borrowers to pay only the accruing interest for a period of time, which results in lower payments during the initial loan period. Depending on a customer’s financial situation, the subsequent increase in the required payment attributable to loan principal could affect a customer’s ability to repay the loan at some future date when the interest rate resets and/or principal payments are required.

Outstanding balances of high LTV and interest-only residential mortgage loans are summarized in the following table.

	September 30, 2007	December 31, 2006

	(in millions)
Residential mortgage loans with high LTV and no mortgage insurance	$2,067	$2,717
Interest-only residential mortgage loans	6,514	7,537

Total	$8,581	$10,254

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude loans held for sale.

	September 30, 2007	December 31, 2006

	(in millions)
Closed end:
First lien	$29,327	$31,876
Second lien	731	474
Revolving:
Second lien	3,019	3,231

Total	$33,077	$35,581

HUSI also offers adjustable rate residential mortgage loans which allow it to adjust pricing on the loan in line with market movements. As interest rates have risen over the last three years, many adjustable rate loans are expected to require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect their ability to repay the loan after the adjustment, or may cause the customer to prepay or refinance the loan. At September 30, 2007, HUSI had approximately $18.6 billion in adjustable rate residential mortgage loans. For the remainder of 2007, approximately $.4 billion of adjustable rate residential mortgage loans will experience their first interest rate reset. In 2008, approximately $3.1 billion of adjustable rate residential mortgage loans will experience their first interest rate reset.

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI’s assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 77-79 of HUSI’s 2006 Form 10-K. During the first nine months of 2007, there were no significant changes in policies or approach for managing interest rate risk.

          Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. HUSI’s PVBP position is summarized in the following table.

September 30, 2007	Values

(in millions)
Institutional PVBP movement limit	$6.5
PVBP position at period end	1.1

          Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point gradual rate increase or decrease. HUSI’s economic value of equity position is summarized in the following table.

September 30, 2007	Values (%)

Institutional economic value of equity limit	+/-	20
Projected change in value (reflects projected rate movements on October 1, 2007):
Change resulting from a gradual 200 basis point increase in interest rates		(5)
Change resulting from a gradual 200 basis point decrease in interest rates		(7)

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

	September 30, 2007 Values

	Amount	%

	($ in millions)

Projected change in net interest income for scenarios subject to a formal institutional movement limit (reflects projected rate movements on October 1, 2007):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 200 basis point increase in the yield curve	$(164)	(5)
Change resulting from a gradual 200 basis point decrease in the yield curve	132	4
Change resulting from a gradual 100 basis point increase in the yield curve	(80)	(2)
Change resulting from a gradual 100 basis point decrease in the yield curve	68	2

Other significant scenarios monitored for internal purposes, not subject to a formal institutional movement limit (reflects projected rate movements on October 1, 2007):
Change resulting from an immediate 100 basis point increase in the yield curve	(128)	(4)
Change resulting from an immediate 100 basis point decrease in the yield curve	104	3
Change resulting from an immediate 200 basis point increase in the yield curve	(268)	(7)
Change resulting from an immediate 200 basis point decrease in the yield curve	102	3

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

           Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is adjusted on a tax effective basis through other comprehensive income in the consolidated statement of changes in shareholders’ equity. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of September 30, 2007, HUSI had an available for sale securities portfolio of approximately $22 billion with a net negative mark to market of $443 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $120 million to a net loss of $563 million with the following results on the tangible capital ratios.

September 30, 2007	Actual	Proforma – Reflecting 25 Basis Points Increase in Rates

Tangible common equity to tangible assets	4.33%	4.30%
Tangible common equity to risk weighted assets	6.01	5.95

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

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and controlled using a complementary set of techniques, including VAR and various techniques for monitoring interest rate risk (beginning on page 67 of this Form 10-Q). These techniques quantify the impact on capital of defined market movements.

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

Trading VAR for 2007 is summarized in the following table.

	September 30, 2007		Nine months ended September 30, 2007					December 31, 2006

			Minimum		Maximum	Average

	(in millions)

Total trading	$31		$9		$41	$17		$9
Precious metals	1		—	(1)	4	1		2
Equities	—	(1)	—	(1)	4	—	(1)	—	(1)
Foreign exchange	1		—	(1)	3	1		2
Interest rate directional and credit spread	26		5		38	15		13

(1)         Less than $500 thousand.

The frequency distribution of daily market risk-related revenues for trading activities during 2007 is summarized in the following table. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the three months ended September 30, 2007 shows that the largest daily gain was $20 million and the largest daily loss was $65 million. Analysis of the gain (loss) data for the nine months ended September 30, 2007 shows that the largest daily gain was $25 million and the largest daily loss was $65 million.

Ranges of daily Treasury trading revenue earned from market risk-related activities (in millions)	Below $(10)	$(10) to $(5)	$(5) to $0	$0 to $5	Over $5

Three months ended September 30, 2007:
Number of trading days market risk-related revenue was within the stated range	11	13	15	12	12

Nine months ended September 30, 2007:
Number of trading days market risk-related revenue was within the stated range	13	25	53	62	35

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

	September 30, 2007	Nine months ended September 30, 2007			December 31, 2006

		Minimum	Maximum	Average

	(in millions)
Interest rate	$39	$18	$55	$30	$24

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

September 30, 2007	Values

(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on October 1, 2007):
Value of hedged MSRs portfolio	$537
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	2
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	1
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	3

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

Ranges of mortgage economic value from market risk- related activities (in millions)	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4

Three months ended September 30, 2007:
Number of trading weeks market risk-related revenue was within the stated range	3	5	5	—	—

Nine months ended September 30, 2007:
Number of trading weeks market risk-related revenue was within the stated range	7	11	15	4	2

HSBC USA Inc.
Consolidated Average Balances and Interest Rates

The following table shows the quarter to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three months ended September 30,

	2007			2006

	Balance	Interest	Rate*	Balance	Interest	Rate*

	(in millions)
Assets
Interest bearing deposits with banks	$6,508	$98	6.01%	$3,865	$57	5.84%
Federal funds sold and securities purchased under resale agreements	10,772	143	5.26	11,292	152	5.36
Trading assets	11,712	167	5.66	11,439	107	3.70
Securities	24,151	324	5.32	22,515	295	5.19
Loans
Commercial	31,606	518	6.50	28,838	472	6.49
Consumer:
Residential mortgages	36,848	497	5.35	40,717	542	5.28
Credit cards	17,828	508	11.31	16,231	361	8.82
Other consumer	2,438	63	10.18	2,953	69	9.33

Total consumer	57,114	1,068	7.42	59,901	972	6.44

Total loans	88,720	1,586	7.09	88,739	1,444	6.46

Other	3,938	60	5.98	1,916	27	5.57

Total earning assets	145,801	$2,378	6.47%	139,766	$2,082	5.91%

Allowance for credit losses	(994)			(937)
Cash and due from banks	3,065			4,100
Other assets	24,992			22,157

Total assets	$172,864			$165,086

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$44,284	$361	3.23%	$37,187	$288	3.08%
Other time deposits	20,895	303	5.75	22,694	289	5.05
Deposits in foreign offices
Foreign banks deposits	9,723	107	4.35	7,280	87	4.74
Other time and savings	16,578	222	5.32	13,697	164	4.74

Total interest bearing deposits	91,480	993	4.31	80,858	828	4.06

Short-term borrowings	9,698	90	3.66	10,645	91	3.39
Long-term debt	28,920	365	5.01	30,332	380	4.97

Total interest bearing liabilities	130,098	1,448	4.41	121,835	1,299	4.23

Net interest income / Interest rate spread		$930	2.06%		$783	1.68%

Noninterest bearing deposits	13,940			13,155
Other liabilities	16,736			17,922
Total shareholders’ equity	12,090			12,174

Total liabilities and shareholders’ equity	$172,864			$165,086

Net interest margin on average earning assets			2.53%			2.22%

Net interest margin on average total assets			2.14%			1.88%

*         Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended September 30, 2007 and 2006 included fees of $9 million and $12 million, respectively.

HSBC USA Inc.
Consolidated Average Balances and Interest Rates

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Nine months ended September 30,

	2007			2006

	Balance	Interest	Rate*	Balance	Interest	Rate*

	(in millions)
Assets
Interest bearing deposits with banks	$5,412	$236	5.83%	$4,234	$183	5.79%
Federal funds sold and securities purchased under resale agreements	11,896	483	5.42	9,249	345	4.98
Trading assets	11,689	476	5.44	10,844	317	3.91
Securities	22,866	900	5.26	21,922	845	5.15
Loans
Commercial	29,947	1,458	6.51	27,777	1,288	6.20
Consumer:
Residential mortgages	38,270	1,554	5.43	42,350	1,671	5.27
Credit cards	17,690	1,305	9.86	15,539	952	8.19
Other consumer	2,525	188	9.99	3,021	201	8.92

Total consumer	58,485	3,047	6.97	60,910	2,824	6.20

Total loans	88,432	4,505	6.81	88,687	4,112	6.20

Other	3,088	135	5.84	1,478	64	5.80

Total earning assets	143,383	$6,735	6.28%	136,414	$5,866	5.75%

Allowance for credit losses	(950)			(931)
Cash and due from banks	3,015			4,019
Other assets	22,708			22,433

Total assets	$168,156			$161,935

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$42,729	$1,038	3.25%	$33,873	$680	2.69%
Other time deposits	22,157	915	5.52	24,521	851	4.64
Deposits in foreign offices
Foreign banks deposits	9,079	328	4.82	7,105	259	4.87
Other time and savings	15,315	560	4.89	14,760	456	4.13

Total interest bearing deposits	89,280	2,841	4.25	80,259	2,246	3.74

Short-term borrowings	9,121	266	3.90	10,505	237	3.01
Long-term debt	28,971	1,087	5.02	29,394	1,077	4.90

Total interest bearing liabilities	127,372	4,194	4.40	120,158	3,560	3.96

Net interest income / Interest rate spread		$2,541	1.88%		$2,306	1.79%

Noninterest bearing deposits	13,687			12,627
Other liabilities	14,924			17,176
Total shareholders’ equity	12,173			11,974

Total liabilities and shareholders’ equity	$168,156			$161,935

Net interest margin on average earning assets			2.37%			2.26%

Net interest margin on average total assets			2.02%			1.90%

*         Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the nine months ended September 30, 2007 and 2006 included fees of $32 million and $41 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the captions “Interest Rate Risk Management” and “Trading Activities”, beginning on page 65 of this Form 10-Q.

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

There have been no changes in HUSI’s internal controls or in other factors that could significantly affect internal and disclosure controls subsequent to the date that the evaluation was carried out, although the company continues to monitor current market conditions and will adjust policies and procedures if deemed necessary.

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

HSBC USA Inc.
(Registrant)

Date: November 14, 2007	/s/ Joseph R. Simpson

Joseph R. Simpson
Executive Vice President and Controller
(On behalf of Registrant)