Form 10-K
period 2007-12-31
HSBC USA INC /MD/
filed 2008-03-03
CIK 83246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes ☐    No ☒

At February 29, 2008, all voting stock (706 shares of Common Stock $5 par value) is owned by an indirect wholly owned subsidiary of HSBC Holdings plc.

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

Through its affiliation with HSBC, HUSI offers its customers access to global markets and services. In turn, HUSI plays a role in the delivery and processing of other HSBC products. HSBC is one of the largest banking and financial services organizations in the world. Headquartered in London, England, HSBC’s international network comprises over 10,000 offices in 83 countries and territories in Europe, the Asia-Pacific region, Latin America, North America, South America, the Middle East and Africa.

Effective January 1, 2004, HSBC created a North American organizational structure with HSBC North America Holdings Inc. (HNAH) as the top-tier United States (U.S.) bank holding company. At December 31, 2007, HNAH was among the 10 largest U.S. bank holding companies ranked by assets. HUSI routinely conducts transactions with other principal subsidiaries of HNAH, which include:

•	HSBC Bank Canada (HBCA), a Canadian banking subsidiary;
•	HSBC Finance Corporation, a consumer finance company;
•	HSBC Markets (USA) Inc. (HMUS), a holding company for investment banking and markets subsidiaries; and
•	HSBC Technology & Services (USA) Inc. (HTSU), a provider of information technology services.

Description of Operations and Business Segments

At December 31, 2007, HUSI had total assets of $188 billion and approximately 12,000 full and part time employees. HUSI is among the 10 largest bank holding companies in the U.S. ranked by assets. Through its principal commercial banking subsidiary, HSBC Bank USA, National Association (HBUS), HUSI offers its four million customers a full range of commercial banking products and services. Its customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. HBUS also engages in mortgage banking, and is an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs as well as for proprietary purposes.

With total assets of $184 billion at December 31, 2007, HBUS is ranked among the top 10 banks in the U.S. HBUS’s main office is in Delaware, and its domestic operations are primarily located in New York State. It also has banking branch offices and/or representative offices in California, Florida, New Jersey, Delaware, Pennsylvania, Massachusetts, Virginia, Washington, Oregon and Washington, D.C. In addition to its domestic offices, HBUS maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America, Australia and Canada.

During 2005, HUSI incorporated a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association (HTCD). HTCD’s charter includes the following primary activities:

•	Custodian of investment securities for other HSBC affiliates;
•	Personal trust services; and
•	Originator of refund anticipation loans and checks in support of taxpayer financial services business lines.

The operations of HTCD had an immaterial impact on HUSI’s consolidated balance sheets and results of operations for the years ended December 31, 2007 and 2006.

During 2006, HUSI also received regulatory approval for a new nationally chartered bank subsidiary, HSBC National Bank USA (HBMD). The charter for this new subsidiary directly supports HUSI’s retail branch expansion strategy by allowing for the opening of new branches in Connecticut, Maryland, Virginia and Illinois. These branches offer a full suite of deposit and loan products for its own retail and small business customers, as well as support certain customer service activities on behalf of HBUS. The operations of HBMD had an immaterial impact on HUSI’s consolidated balance sheets and results of operations for the years ended December 31, 2007 and 2006.

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

          The Personal Financial Services (PFS) Segment

This segment provides a broad range of financial products and services including installment and revolving term loans, MasterCard1/Visa2 credit card receivables, deposits, branch services, mutual funds, investments and insurance. These products are marketed to individuals primarily through HBUS’s branch banking network and increasingly through e-banking channels. Residential mortgage lending provides loan financing through the branch network and wholesale origination channels. Servicing is performed on a contractual basis for residential mortgage loans owned by HBUS or by third parties.

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

[1] MasterCard is a registered trademark of MasterCard, Incorporated.
[2] Visa is a registered trademark of Visa USA, Inc.

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

Effective January 1, 2006, the CMB segment also includes activity related to an equity investment in Wells Fargo HSBC Trade Bank N.A., which was previously reported in the Other segment. This change was made to align financial reporting with the segment that manages this relationship. In addition, also effective January 1, 2006, activity related to certain commercial banking relationships, which was previously reported in the PFS segment, was transferred to the CMB segment. For comparability purposes, 2005 results for these segments have been revised to reflect these changes.

          The Global Banking and Markets Segment (formerly Corporate, Investment Banking and Markets “CIBM”)

The Global Banking and Markets segment is an emerging markets-led and financing-focused business that provides tailored financial solutions to major government, corporate and institutional clients worldwide.

Global Banking and Markets clients are served by teams that bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. To ensure that a comprehensive understanding of each client's financial requirements is developed, the Global Banking and Markets teams take a long-term relationship management approach.

Client-focused business lines deliver the following full range of banking capabilities:

•	Investment banking and financing solutions for corporate and institutional clients, including corporate banking, investment banking, trade services, payments and cash management, and leveraged acquisition finance;

•	One of the largest markets businesses of its kind, with 24-hour coverage and knowledge of local markets and providing services in credit and rates, foreign exchange, money markets and securities services; and

•	Global asset management solutions for institutions, financial intermediaries and private investors worldwide.

The Private Banking (PB) Segment

This segment offers a full range of wealth management services for high net worth individuals. Products and services include wealth structuring, investment management, credit and banking, legacy and philanthropy and family advisory services.

          Other Segment

This segment includes an equity investment in HSBC Private Bank (Suisse) S.A. Effective January 1, 2006, an equity investment in Wells Fargo HSBC Trade Bank, N.A., which was previously reported in the Other segment, was transferred to the CMB segment. For comparability purposes, 2005 results have been revised to reflect this change.

2007 Developments and Trends

Income Before Income Tax Expense - Significant Trends

Adverse market conditions, particularly in the U.S. mortgage and credit markets, led to substantial declines in trading and other income (refer to the table below). Reduced liquidity, widening credit spreads and higher volatility in the credit and sub-prime lending markets impacted trading in mortgage backed securities and credit derivatives. These adverse market conditions resulted in a significant fall in revenues, due to substantial valuation adjustments in several asset classes, including trading securities, residential mortgage loans held for sale, commercial loans held for sale, and credit derivatives products. In addition, provisions for credit losses have increased significantly, primarily due to increased credit card receivable balances and increased delinquencies in the credit card portfolio.

Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	2007	2006	2005

(in millions)
Income before income tax expense from prior year	$1,566	$1,542	$1,976

Increase (decrease) in income before income tax expense attributable to:
Balance sheet management activities (1)	(70)	(325)	(148)
Trading related activities (2)	(606)	289	46
Private label receivable portfolio (3)	(32)	264	-
Loans held for sale (4)	(512)	(120)	(32)
Residential mortgage banking revenue (5)	(92)	(85)	170
Earnings from equity investments (6)	(32)	67	(6)
All other activities (7)	(85)	(66)	(464)

	(1,429)	24	(434)

Income before income tax expense for current year	$137	$1,566	$1,542

(1)	Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains on sales of investments and trading revenues, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Refer to commentary regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment beginning on page 55 of this Form 10-K, respectively.

(2)	Refer to commentary regarding trading revenues beginning on page 40 of this Form 10-K.
(3)	Refer to commentary regarding the CF business segment beginning on page 52 of this Form 10-K.
(4)	Refer to commentary regarding loans held for sale beginning on page 121 of this Form 10-K.
(5)	Refer to commentary regarding residential mortgage banking revenue beginning on page 43 of this Form 10-K.
(6)	Refer to commentary regarding other income beginning on page 45 of this Form 10-K.
(7)	Represents core banking and other activities that have been affected by challenging market conditions. Refer to business segments commentary beginning on page 50 of this Form 10-K.

Consolidated Balance Sheet Growth

HUSI’s consolidated total assets increased $24 billion (14%) during 2007. Balance sheet growth was primarily driven by HUSI’s deposit strategy during 2007, which improved HUSI’s liquidity position. The funds raised were primarily invested in short-term, liquid assets such as trading assets which increased as a result of higher levels of trading activity in precious metals and derivatives businesses. Analysis of balance sheet growth and funding begins on page 30 of this Form 10-K.

Deposit Strategy and Growth

HUSI has a growth strategy for its core banking network, which includes building deposits across multiple markets and segments, and utilizing multiple delivery systems. This strategy includes various initiatives:

•	full deployment of new personal and business checking and savings products, including relationship-based products;
•	emphasis on more competitive pricing with the introduction of high yielding products, including on-line savings accounts. Since their introduction in 2005, internet savings balances have grown to $11 billion, of which $4 billion was 2007 growth. Substantially all of the 2007 growth was from new customers;
•	retail branch expansion in existing and new geographic markets;
•	improving delivery systems, including use of internet capabilities;
•	refined marketing and customer analytics for the affluent consumer population; and
•	strengthening current customer relationships, thereby driving increased utilization of products and customer retention.

Total deposit growth was $14 billion and $12 billion during the calendar years 2007 and 2006, respectively. Deposit balances by major depositor categories are summarized on page 32 of this Form 10-K.

Transactions with HSBC Finance Corporation and Other HSBC Affiliates

Cooperation continued during 2007 between HUSI and HSBC Finance Corporation to identify synergies in products and processes. Synergies have been achieved in loan origination and servicing, card processing, IT contingency rationalization, purchasing, call center cooperation, the shared use of HSBC’s service centers, and the consolidation of certain administrative functions. HUSI and HSBC Finance Corporation will continue to work cooperatively on product offerings and support functions.

In 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties with the intent of selling these loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). During 2006, HUSI also began acquiring residential mortgage loans from HSBC Finance Corporation under this program. Loans acquired from unaffiliated third parties and HSBC Finance Corporation primarily include sub-prime residential mortgage loans. In addition, a number of prime adjustable rate mortgage loans originated by HUSI were identified for this program and were being held with the intent of selling these loans to HMUS. HUSI now holds its remaining portfolio for sale to a third party.

HUSI has routinely purchased private label credit card receivables from HSBC Finance Corporation since December 2004. In addition, higher quality nonconforming residential mortgage loans were acquired from HSBC Finance Corporation’s correspondent network from December 2003 until September 2005. In most cases, HSBC Finance Corporation retained the right to service these portfolios. These purchases of residential mortgage and other loans were discontinued as a result of strategic balance sheet management initiatives intended to enhance HUSI’s liquidity position, particularly its loan to deposit ratio, and to address interest rate risk. Fees charged by HSBC Finance Corporation for loan origination and servicing expenses, which are primarily recorded in the CF segment, have increased mostly due to increased private label receivables.

HNAH’s technology services in North America are centralized in a separate subsidiary, HTSU. Technology related assets and software developed or purchased are generally owned by HTSU. Pursuant to a master service level agreement, HTSU charges HUSI for technology services and software development. Fees charged by HTSU to HUSI for technology services expenses have increased in 2007, as HUSI continued to upgrade its technology platform.

HUSI obtains certain underwriting, broker-dealer and administrative support services from HSBC and various other affiliates. Fees charged by these affiliates for treasury and traded markets services provided to HUSI’s Global Banking and Markets segment have increased in 2007 due primarily to increased trading activity.

Details of these and other transactions with HSBC affiliates are presented in Note 21 of the consolidated financial statements beginning on page 139 of this Form 10-K.

Geographic Distribution of Assets and Earnings

HUSI’s foreign operations represented less than 6% of HUSI’s consolidated total assets at December 31, 2007 and 2006, and less than 10% of consolidated income before income tax expense for 2007, 2006 and 2005.

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

HBUS is required to maintain non-interest bearing cash reserves with the Federal Reserve Bank, which averaged $256 million in 2007 and $311 million in 2006.

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

HUSI’s capital resources are summarized on page 34 of this Form 10-K.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in banking regulations). Capital amounts and ratios for HUSI and HBUS are summarized in Note 19 of the consolidated financial statements on page 137 of this Form 10-K. To be categorized as “well capitalized”, a banking institution must have the minimum ratios reflected in the table included in Note 19 and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels.

From time to time, bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets. U.S. regulators have adopted a new capital adequacy framework, which is further described under “Basel Capital Standards”.

HBUS, HBMD and HTCD are subject to risk-based assessments from the FDIC, the U.S. Government agency that insures deposits generally to a maximum of $100,000 per domestic depositor. During November 2006, the FDIC adopted final regulations that implement a new risk-based assessment system. Depository institutions subject to assessment are categorized based on supervisory ratings, financial ratios and long-term debt issuer ratings, with those in the highest rated categories paying lower assessments. The new assessment rates, which took effect at the beginning of 2007, will vary between five and seven cents for every $100 of domestic deposits for nearly all banks. Banks that paid premiums in the past will have assessment credits to offset some or all of the premiums in 2007.

The Deposit Insurance Funds Act (DIFA) of 1996 authorized the Financing Corporation (FICO), a U.S. Government corporation, to collect funds from FDIC insured institutions to pay interest on FICO bonds. The FICO assessment rate in effect at December 31, 2007 was 1.14 percent of assessable deposits. The FICO assessment rate is adjusted quarterly. HBUS, HBMD and HTCD are subject to a quarterly FICO premium.

The USA Patriot Act (the Patriot Act), effective October 26, 2001, imposed significant record keeping and customer identity requirements, expanded the government’s powers to freeze or confiscate assets and increased the available penalties that may be assessed against financial institutions for violation of the requirements of the Patriot Act intended to detect and deter money laundering. The Patriot Act required the U.S. Treasury Secretary to develop and adopt final regulations with regard to the anti-money laundering compliance obligations of financial institutions (a term which includes insured U.S. depository institutions, U.S. branches and agencies of foreign banks, U.S. broker-dealers and numerous other entities). The U.S. Treasury Secretary delegated certain authority to a bureau of the U.S. Treasury Department known as the Financial Crimes Enforcement Network (FinCEN).

Many of the anti-money laundering compliance requirements of the Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to HBUS under the Bank Secrecy Act and applicable Federal Reserve Board regulations before the Patriot Act was adopted. These include requirements to adopt and implement an anti-money laundering program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the Patriot Act involve compliance obligations. The Patriot Act and other recent events have resulted in heightened scrutiny of the Bank Secrecy Act and anti-money laundering compliance programs by the federal and state bank regulators.

          Basel Capital Standards (Basel II)

HUSI is currently working toward compliance with final U.S. Basel II capital rule, published in December 2007. In addition, HUSI supports HSBC’s implementation of the Financial Services Authority’s (FSA) Basel II capital rule.

HUSI’s approach toward implementing the Basel framework is summarized beginning on page 76 of this Form 10-K.

          Sarbanes-Oxley Act of 2002, Section 404 Compliance

As an SEC registrant of public debt and preferred shares, HUSI is required to comply with the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires registrants and their auditors to assess and report on internal controls over financial reporting on an annual basis. Under the SEC’s current rules for non-accelerated filers, HUSI was required to complete a management assessment of internal controls over financial reporting for the fiscal year ending December 31, 2007. An audit of HUSI’s internal controls over financial reporting, along with management’s assessment of these controls, is required beginning in the fiscal year ending December 31, 2009.

As a foreign registrant, HSBC was required to comply with Section 404 beginning in the fiscal year ending December 31, 2006. As a subsidiary of a foreign registrant, HUSI has supported HSBC with its Section 404 compliance.

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

Following the enactment of the GLB Act, HUSI elected to be treated as a financial holding company (FHC). As an FHC, HUSI’s activities in the U.S. have been expanded enabling it to offer a more complete line of products and services. HUSI’s ability to engage in expanded financial activities as an FHC depends upon its meeting certain criteria, including requirements that its U.S. depository institution subsidiary, HBUS, its forty percent owned subsidiary, Wells Fargo HSBC Trade Bank N.A., HBMD and HTCD be well capitalized and well managed, and that they have achieved at least a satisfactory record of meeting community credit needs during their most recent examination pursuant to the Community Reinvestment Act. In general, an FHC would be required, upon notice by the Federal Reserve Board, to enter into an agreement to correct any deficiency in the requirements necessary to maintain its FHC election. Until such deficiencies are corrected, the Federal Reserve Board may impose limitations on the conduct or activities of an FHC or any of its affiliates as it deems appropriate. If such deficiencies are not corrected in a timely manner, the Federal Reserve Board may require an FHC to divest its control of any subsidiary depository institution or to cease to engage in certain financial activities. As of December 31, 2007, no known deficiencies exist, and HUSI is not subject to limitations or penalties relative to its status as an FHC.

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

Item 1A. Risk Factors

General Business, Economic, Political and Market Conditions

HUSI’s business and earnings are affected by general business, economic, market and political conditions in the United States and abroad. Given its concentration of business activities in the United States, HUSI is particularly exposed to downturns in the United States economy. For example, in a poor economic environment there is greater likelihood that more of HUSI’s customers or counterparties could become delinquent or default on their loans or other obligations. This could result in higher levels of charge offs and provisions for credit losses, which would adversely affect HUSI’s earnings. General business, economic and market conditions that could affect HUSI include, but are not limited to:

•	short-term and long-term interest rates;
•	inflation;
•	recession;
•	unemployment levels;
•	monetary supply and market liquidity;
•	fluctuations in both debt and equity capital markets in which HUSI funds its operations;
•	market value of consumer owned and commercial real estate throughout the United States;
•	consumer perception as to the availability of credit; and
•	the ease of filing for bankruptcy.

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

Competition

HUSI operates in a highly competitive environment. Competitive conditions are expected to continue to intensify as continued merger activity in the financial services industry produces larger, better-capitalized and more geographically diverse companies. New products, customers and channels of distribution are constantly emerging. Such competition may impact the terms, rates, costs and/or profits historically included in the financial products HUSI offers or purchases. The traditional segregation of commercial and investment banks has all but eroded. There is no assurance that the significant and increasing competition within the financial services industry will not materially and adversely affect HUSI’s future results of operations.

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

Management Financial Projections and Judgments

HUSI’s management is required to use certain estimates in preparing financial statements, including accounting estimates to determine loan loss reserves, reserves related to litigation, and the fair market value of certain assets and liabilities, among other items. In particular, loan loss reserve estimates are judgmental and are influenced by factors outside of HUSI’s control. Actual results could differ from those estimates.

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

Operational Risks

HUSI’s businesses are dependent upon its ability to process a large number of increasingly complex transactions. If any of HUSI’s accounting, data processing and other record keeping systems and management controls fail or have other significant shortcomings, HUSI could be materially and adversely affected. HUSI is similarly dependent on its employees. HUSI could be materially and adversely affected if an employee causes a significant operational break-down or failure, either as a result of human error or where an individual intentionally sabotages or fraudulently manipulates HUSI’s operations or systems. Third parties with which HUSI does business could also be sources of operational risk, including risks associated with break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in diminished ability of HUSI to operate one or more of its businesses, potential liability to clients, reputational damage and regulatory intervention, all of which could have a material adverse effect on HUSI.

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

Liquidity

Adequate liquidity is critical to HUSI’s ability to operate its businesses, grow and be profitable. A compromise to liquidity caused by market disruptions and other events could therefore have a negative effect on HUSI. Potential conditions that could negatively affect HUSI’s liquidity include:

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

Integration of an acquired business can be complex and costly, and may sometimes include combining relevant accounting, data processing and other record keeping systems and management controls, as well as managing relevant relationships with clients, suppliers and other business partners, as well as with employees.

There is no assurance that any businesses or portfolios acquired in the future will be successfully integrated and will result in all of the positive benefits anticipated. If HUSI is not able to successfully integrate acquisitions, there is the risk that its results of operations could be materially and adversely affected.

Risk Management

HUSI seeks to monitor and manage its risk exposure through a variety of separate but complementary financial, credit, market, operational, compliance and legal reporting systems, including models and programs that predict loan delinquency and loss. While HUSI employs a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every unfavorable event or the specifics and timing of every outcome. Accordingly, HUSI’s ability to successfully identify and balance risks and rewards, and to manage all significant risks, is an important factor that can significantly impact results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal executive offices of HUSI are located at 452 Fifth Avenue, New York, New York 10018, which is owned by HBUS. The main office of HBUS is located at 1105 N. Market Street, Wilmington, Delaware 19801. The principal executive offices of HBUS are located at One HSBC Center, Buffalo, New York 14203, in a building under a long-term lease. HBUS has more than 385 other banking offices in New York State located in 44 counties, twenty-three branches in California, seventeen branches each in Florida and New Jersey, two branches in Pennsylvania and one branch each in Oregon, Washington State, Delaware and Washington D.C. Approximately 29% of these offices are located in buildings owned by HBUS and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in states other than New York, none of which are materially important to the respective activities. HBUS also owns properties in Montevideo, Uruguay and Punta del Este, Uruguay.

Item 3. Legal Proceedings

HUSI’s legal proceedings are summarized in Note 25 of the consolidated financial statements beginning on page 152 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

P A R T II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All 706 shares of HUSI’s outstanding stock are owned by HSBC North America Inc. (HNAI), an indirect subsidiary of HSBC. Consequently, there is no public market in HUSI’s common stock.

Item 6. Selected Financial Data

Year Ended December 31	2007	2006	2005	2004	2003

($ in millions)
Income statement:
Net interest income	$3,398	$3,081	$3,063	$2,741	$2,510
(Provision) credit for credit losses	(1,522)	(823)	(674)	17	(113)
Total other revenues	1,847	2,563	1,911	1,319	1,154
Total operating expenses	(3,586)	(3,255)	(2,758)	(2,101)	(2,040)
Income tax benefit (expense)	1	(530)	(566)	(718)	(570)

Net income	$138	$1,036	$976	$1,258	$941

Balances at year end:
Loans, net of allowance	$93,535	$89,340	$89,496	$84,159	$48,075
Total assets	188,373	164,817	151,584	141,050	95,562
Total tangible assets	185,633	162,054	148,845	138,310	92,736
Total deposits	116,228	102,146	90,292	79,981	63,955
Common shareholder’s equity	9,672	10,571	10,278	10,366	6,962
Tangible common shareholder’s equity	7,297	8,034	7,562	7,611	4,022
Total shareholders’ equity	11,237	12,261	11,594	10,866	7,462

Selected financial ratios:
Total shareholders’ equity to total assets	5.97%	7.44%	7.65%	7.70%	7.81%
Tangible common shareholder’s equity to total tangible assets	3.93	4.96	5.08	5.50	4.34
Rate of return on average (1):
Total assets	.08	.64	.66	1.12	1.02
Total common shareholder’s equity	.37	9.03	8.78	16.35	13.06
Net interest margin to average (1):
Earning assets	2.36	2.26	2.49	3.00	3.39
Total assets	1.99	1.91	2.09	2.46	2.76
Average total shareholders’ equity to average total assets (1)	7.02	7.39	7.85	7.18	8.20
Efficiency ratio (2)	68.34	57.66	55.44	51.73	55.65

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 91 of this Form 10-K.

(2)	Represents the ratio of total operating expenses, reduced by minority interest, to the sum of net interest income and other revenues.

Significant trends and transactions that impacted net income for 2007 and 2006 are summarized on pages 35-49 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Adverse conditions, particularly in the U.S. mortgage and credit markets, led to substantial declines in trading and other income and to increases in provisions for consumer assets during the second half of 2007. This resulted in income before income tax expense of $137 million for the year ended December 31, 2007, a decrease of 91% from 2006. Net income decreased 87% to $138 million in 2007 from 2006.

Revenues decreased significantly led by declines in trading revenues and negative valuation adjustments on assets held for sale as market disruptions resulted in significantly wider credit spreads and severely diminished liquidity. These market conditions translated into substantial write-downs in the carrying value of several asset classes, including sub-prime residential mortgage and leveraged commercial loans held for sale, credit derivative products, including derivative contracts with monoline insurance companies, and other derivative trading activities. Trading revenues also reflect the decrease in value of derivative trading instruments used to hedge an investment in Class B shares issued by MasterCard, Incorporated, the fair value of which has increased significantly but which cannot be recognized until the investment is sold. The decrease was partially offset by gains on sale of a portion of HUSI’s investment in certain Class B shares, increased fees from credit card receivable portfolios, payments and cash management revenues and increased trading revenue from the foreign exchange desk.

The provision for credit losses increased significantly in 2007, primarily due to growing delinquencies within the credit card portfolio, a refinement to credit card loss reserve methodology and higher average credit card receivable balances. Provisions related to home equity lines of credit have also increased due to a higher rate of delinquencies in the portfolio during 2007 as conditions in the housing markets deteriorated. In addition, provisions for credit losses on consumer assets were unusually low in 2006, due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated consumer charge offs and higher provision expense during 2005.

Net interest income was $3,398 million for 2007, an increase of 10% over 2006. This increase primarily resulted from growth in the private label credit card portfolio, reduced amortization of the initial premium paid for the portfolio and a more refined income recognition methodology on promotional balances. In addition, retail and commercial business expansion initiatives, including continued focus on the Online Savings product, new branches, expansion of services and products to small business customers and increased payments and cash management activities led to growth in deposits and commercial loans. Income from short term investments also increased as excess liquidity was invested. These increases were partially offset by narrowing of interest rate spreads on core banking products primarily due to competitive pressures as customers migrated to higher yielding deposit products and lower interest income from residential mortgage loans due to the impact of balance sheet initiatives to reduce the portfolio.

Operating expenses were negatively impacted for 2007 by a $70 million litigation charge related to Visa (Refer to Note 25 of the consolidated financial statements beginning on page 152 of this Form 10-K for commentary regarding Visa litigation) but also reflect higher salaries, marketing and other direct expenses related to business expansion initiatives in the retail and commercial businesses, as well as higher technology and other costs to support the build-out of enhanced product and service platforms.

During the first quarter of 2007, after a thorough review of its deferred income taxes, HUSI increased the carrying value of its deferred tax asset, with a corresponding decrease in income tax expense. The remaining decrease in income tax expense was mainly due to a concentration of normal tax credits, an adjustment of the tax provision to reflect the actual tax return liabilities and a lowering of the effective rate due to a change in the sourcing of income.

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

Year Ended December 31	2007		2006		2005

(in millions)
Net income – U.S. GAAP basis		$138		$1,036		$976
Adjustments, net of tax:
Unquoted equity securities	58		26		—
Fair value option	124		(49)		18
Loan origination	15		—		(7)
Loan impairment	3		(2)		(11)
Purchase accounting/deferred taxes	—		(21)		—
Stock based compensation	—		(5)		(17)
Property	13		(1)		(46)
Pension costs	16		6		5
Other	19		(8)		15

Total adjustments, net of tax		248		(54)		(43)

Net income – IFRS basis		$386		$982		$933

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

Impact

•

Changes in fair values of equity securities for which IFRS requires recognition of the change and U.S. GAAP requires the securities to be held at cost, impact net income when the security is classified as trading under IFRS and impact shareholders’ equity when the security is classified as available-for-sale under IFRS.

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

U.S. GAAP

•

Certain loan fee income and direct loan origination costs, including an apportionment of overheads, are amortized to the income statement over the life of the loan as an adjustment to interest income (SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”).

Impact

• During the year ended 2007, the net costs amortized against earnings under U.S. GAAP exceeded net costs amortized under IFRS.

Loan impairment

IFRS

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

Impact

•

Under both IFRS and U.S. GAAP, HUSI’s policy and regulatory instructions mandate that individual loans evidencing adverse credit characteristics which indicate no reasonable likelihood of recovery are written off. When, on a portfolio basis, cash flows can reasonably be estimated in aggregate from these written-off loans, an asset equal to the present value of the future cash flows is recognized under IFRS.

• No asset for future recoveries arising from written-off assets was recognized in the balance sheet under IFRS prior to January 1, 2005.

•

The establishment of the recovery asset under IFRS associated with the private label credit card portfolio purchased from HSBC Finance Corporation results in higher earnings under IFRS than under U.S. GAAP in the initial period and higher earnings under U.S. GAAP when subsequent recoveries are made.

• Net interest income is higher under IFRS than under U.S. GAAP due to the imputed interest on the recovery asset.

Purchase accounting/deferred taxes

IFRS

•

Deferred tax amounts are recorded in the consolidated balance sheets to recognize differences between the tax bases and the cost of assets and liabilities recorded pursuant to an acquisition. Subsequent changes to the estimates of the tax bases are recorded as an adjustment of current period earnings.

U.S. GAAP

• Changes in tax estimates of the basis in assets and liabilities or other tax estimates recorded at the date of acquisition are adjusted against goodwill.

Impact

• In 2006, a deferred tax asset related to a previous acquisition was adjusted against the related goodwill account for U.S. GAAP reporting. Under IFRS, this adjustment was charged to earnings.

Stock-based compensation

IFRS

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

Impact

•

Some of the bonuses awarded in respect of 2002, 2003 and 2004 were recognized over the relevant vesting period and were, therefore, expensed in net income under IFRS during 2005. Under U.S. GAAP, these awards were expensed in the years for which they were granted. 2005 bonuses will be expensed over the vesting period under both IFRS and U.S. GAAP. Net income was, therefore, higher under U.S. GAAP in 2005.

• IFRS and U.S. GAAP are now largely aligned and this transition difference has now been eliminated.

Property

IFRS

•

Under the transition rules of IFRS 1, HSBC has elected to freeze the value of its properties at their January 1, 2004 valuations. These are the “deemed cost” of properties under IFRS. They will not be revalued in the future. Assets held at historical or deemed cost are depreciated except for freehold land.

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

Impact

•

Under IFRS, the value of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the values of tangible fixed assets and shareholders’ equity are lower under U.S. GAAP than under IFRS.

• There is a correspondingly lower depreciation charge and higher net income as well as higher gains (or smaller losses) on the disposal of fixed assets under U.S. GAAP.

• For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under IFRS for the period.

Pension costs

IFRS

•

In accordance with IAS 19 (revised 2006), HSBC has elected to record all actuarial gains and losses on the pension surplus or deficit in the year in which they occur within the ‘Consolidated statement of recognized income and expense’.

U.S. GAAP

•

SFAS 87 does not permit recognition of all actuarial gains and losses in a statement other than the primary income statement. As permitted by U.S. GAAP, HSBC uses the ‘corridor method’, whereby actuarial gains and losses outside a certain range are recognized in the income statement in equal amounts over the remaining service lives of current employees. That range is 10 per cent of the greater of plan assets and plan liabilities. The remaining additional minimum pension liability and the transition to SFAS 158 are recognized directly in Other comprehensive income (OCI).

Impact

• Net income under US GAAP is lower than under IFRS as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 per cent ‘corridor’.

Other

In 2007, other includes the net impact of certain adjustments which represent a temporary difference between U.S. GAAP and IFRS. These adjustments were not individually material for the years ended 2007, 2006 and 2005.

Critical Accounting Policies

HUSI’s consolidated financial statements are prepared in accordance with U.S. GAAP. The significant accounting policies used in the preparation of HUSI’s consolidated financial statements are more fully described in Note 2 to the accompanying consolidated financial statements beginning on page 103 of this Form 10-K.

Many of HUSI’s significant accounting policies require complex judgments to estimate values of assets and liabilities. In making these judgments, management must make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Because changes in such estimates and assumptions could significantly affect HUSI’s reported financial position or results of operations, detailed policies and control procedures have been established to ensure that valuation methods, including judgments made as part of such methods, are well controlled, independently reviewed, and applied consistently from period to period.

Of the significant accounting policies used in the preparation of HUSI’s consolidated financial statements, the items discussed below require critical accounting estimates involving a high degree of judgment and complexity.

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

For consumer receivables and certain small business revolving loans, HUSI uses a roll rate methodology (statistical analysis of historical trends used to estimate the probability of continued delinquency, ultimate charge off, and amount of consequential loss assessed at each time period for which payments are overdue) to support the estimation of inherent losses. The results of these models are reviewed by management in conjunction with changes in risk selection, changes in underwriting policies, national and local economic trends, trends in bankruptcy, loss severity and recoveries, and months of loss coverage. The resulting loss coverage ratio varies by portfolio based on inherent risk and, where applicable, regulatory guidance. Roll rates are regularly updated and benchmarked against actual outcomes to ensure that they remain appropriate.

An advanced credit risk methodology is utilized to support the estimation of losses inherent in pools of homogeneous commercial loans, leases and off-balance sheet risk. This methodology uses the probability of default from the customer rating assigned to each counterparty, the “Loss Given Default” rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. A suite of models, tools and templates is maintained using quantitative and statistical techniques, which are combined with expert judgment to support the assessment of each transaction. These were developed using internal data and supplemented with data from external sources which was judged to be consistent with HUSI’s internal credit standards. These advanced measures are applied to the homogeneous credit pools to estimate the reserves required.

The results from the advanced commercial analysis, consumer roll rate analysis and the specific/impairment reserving process are reviewed each quarter by a Credit Reserve Committee co-chaired by the Chief Financial Officer and Chief Credit Officer. This committee also considers other observable factors, both internal to HUSI and external in the general economy, to ensure that the estimates provided by the various models adequately include all known information at each reporting period. The Credit Reserve Committee may add to or reduce a general unallocated allowance to account for any observable factor not considered in the various models, for small portfolios or period ending manual entries not considered in a model and to recognize modeling imperfections. The credit reserves and the results of the Credit Reserve Committee are reviewed with HUSI’s Credit Risk Management Committee and the Board of Directors’ Audit Committee each quarter.

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

Additional credit quality related analysis begins on page 59 of this Form 10-K. HUSI’s approach toward credit risk management begins on page 77 of this Form 10-K.

Goodwill Impairment

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

Reporting units were identified based upon an analysis of each of HUSI’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying value of each reporting unit based on its relative fair value. Refer to Note 24 beginning on page 147 of this Form 10-K for an allocation of recorded book value of goodwill by segment.

HUSI has established July 1 of each year as the date for conducting its annual goodwill impairment assessment. At July 1, 2007, there were no individual reporting units with a fair value less than carrying value, including goodwill. The fair value calculations were also tested for sensitivity to reflect reasonable variations, including stress testing of certain attributes such as cost saves, terminal values and the discount rate. Results of these tests were taken into consideration by management during the review of the annual goodwill impairment test.

As a result of a difficult business climate and the market volatility which occurred during the second half of 2007, HUSI performed an interim goodwill test in the Global Banking and Markets business segment, formerly Corporate, Investment Banking and Markets (CIBM), as of December 31, 2007. The results of this test showed the fair value of this business unit exceeded the carrying value including goodwill that was assigned. Based on these results, HUSI determined goodwill was not impaired in this business segment at December 31, 2007.

Fair Value of Financial Instruments and MSRs

A substantial portion of HUSI’s assets and liabilities are carried at fair value. These include trading assets and liabilities, including derivatives and commodities held for trading, derivatives used for hedging, securities available for sale, and mortgage servicing rights (MSRs). Loans held for sale, which are carried at the lower of amortized cost or fair value, are also reported at fair value when their amortized cost exceeds their current fair value.

Fair value is defined as the amount at which an asset or liability could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair value of a significant majority of HUSI’s assets and liabilities that are reported at fair value is based on quoted market prices or on internally developed valuation models that utilize observable market parameters, including interest rate yield curves, volatilities, option adjusted spreads, and currency rates.

For certain assets and liabilities, however, quoted market prices and observable market parameters are not available. For these items, fair value is estimated using internally-developed valuation models that require the use of significant management judgment to estimate certain required valuation parameters. The following is a description of the significant estimates used in the valuation of assets and liabilities for which quoted market prices and observable market parameters are not available.

Derivatives — Fair value estimates for the majority of HUSI’s derivative instruments are based on quoted market prices or on internally developed models that utilize independently sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. Where such market data is not available, derivative instruments are valued using discounted cash flow modeling techniques that require the company to estimate the amount and timing of future cash flows. These estimates are susceptible to significant change in future periods as market conditions change.

The company may adjust certain values derived using the methods described above in order to ensure that those values represent appropriate estimates of fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors, such as liquidity and concentration concerns and counterparty credit risk, that can affect prices in arms-length transactions with unrelated third parties. Finally, other factors such as model assumptions, market dislocations and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

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

Loans held for sale — Loans held for sale are carried at the lower of amortized cost or fair value. Accordingly, fair value for such loans must be estimated to determine any required write down to fair value when the amortized cost of the loans exceeds their current fair value. Loans held for sale include residential mortgage loans and commercial loans that have been originated by HUSI or purchased from third parties. Where quoted market prices and observable market parameters are not available, the fair value of loans held for sale is based on contractual cash flows adjusted for management’s estimates of prepayments, defaults, and recoveries, discounted at management’s estimate of the rate that would be required by investors in the current market given the specific loan characteristics and inherent credit risk.

Loans held for sale include certain mortgage loans, primarily subprime residential mortgage loans purchased from third parties, held for sale to an HSBC affiliate that subsequently securitizes them. Historically, the fair value of these loans has been estimated using parameters derived from the current pricing of securities backed by loans with similar characteristics. During 2007, however, the markets for securities backed by residential mortgages, and sub-prime residential mortgages in particular, became very illiquid. As a result, management judgment has been required to estimate a number of parameters that are no longer observable in the marketplace, including rates for prepayments, defaults, recoveries and discount rates that would be required by investors under current market conditions given the specific loan characteristics and perceived credit risk. The valuation of these loans reflects significant write downs from their amortized cost as a result of management’s views regarding these valuation parameters.

Loans held for sale also includes certain leveraged lending loans. Where available, quoted market prices are used to estimate the fair value of these loans. Where market quotes are not available, fair value is estimated using observable market prices of similar instruments, including bonds, credit derivatives, and loans with similar characteristics. During 2007, the commercial credit markets experienced a contraction that resulted in a significant decrease in the availability of observable market data for leveraged loans and similar instruments. As a result, the level of management judgment required to estimate fair value for these loans has increased. The lack of liquidity in the commercial credit markets has resulted in significant decreases in the valuation of these loans from their funded amounts, which reflects the impact of the view management takes with regard to various valuation assumptions in light of current market conditions.

Mortgage servicing rights — HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. Upon adoption of Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, (SFAS 156) on January 1, 2006, HUSI elected to measure its existing MSRs at fair value. As a result, MSRs are initially measured at fair value at the time that the related loans are sold and periodically re-measured using the fair value measurement method. This method requires that MSRs be measured at fair value at each reporting date with changes in fair value reflected in income in the period that the changes occur.

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

Because the fair value of certain assets and liabilities are significantly impacted by the use of estimates, the use of different estimates can result in changes in the estimated fair value of those assets and liabilities, which can result in equity and earnings volatility as follows:

•	changes in the fair value of trading assets and liabilities are recorded in current period earnings;

•	changes in the fair value of securities available for sale are recorded in other comprehensive income;

•	changes in the fair value of loans held for sale below their amortized cost are recorded in current period earnings;

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

•	changes in the fair value of MSRs are reported in current period earnings.

Balance Sheet Review

Overview

HUSI utilizes deposits and borrowings from various sources to provide additional liquidity, to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. During 2007, balance sheet growth was driven by HUSI’s deposit growth strategy. Funds generated from new deposits were generally invested in short-term liquid assets. Balance sheet growth and funding sources are summarized in the following table.

		Increase (Decrease) from

	December 31, 2007	December 31, 2006		December 31, 2005

		Amount	%	Amount	%

($ in millions)
Period end assets:
Short-term investments (1)	$22,862	$3,807	20	$11,602	103
Loans, net	93,535	4,195	5	4,039	5
Trading assets	37,036	13,406	57	17,340	88
Securities	22,853	98	—	1,918	9
Other assets	12,087	2,050	20	1,890	19

	$188,373	$23,556	14	$36,789	24

Funding sources:
Total deposits	$116,228	$14,082	14	$25,936	29
Trading liabilities	16,253	3,939	32	6,294	63
Short-term borrowings	11,832	6,759	133	5,465	86
All other liabilities	4,555	784	21	778	21
Long-term debt	28,268	(984)	(3)	(1,327)	(4)
Shareholders’ equity	11,237	(1,024)	(8)	(357)	(3)

	$188,373	$23,556	14	$36,789	24

(1)	Includes cash and due from banks, interest bearing deposits with banks and Federal funds sold and securities purchased under resale agreements.

Short-Term Investments

Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. The funds raised from HUSI’s deposit growth strategy during 2007 and 2006 were primarily invested in short-term liquid assets (refer to page 9 of this Form 10-K).

Loans, Net

Loan balances, which include loans held for sale, at December 31, 2007 and movements in comparison with prior years are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		December 31, 2005

	December 31, 2007	Amount	%	Amount	%

($ in millions)
Total commercial loans	$37,923	$8,441	29	$10,205	37

Consumer loans:
Residential mortgages	35,380	(4,428)	(11)	(8,606)	(20)
Credit card receivables:
Private label	17,427	454	3	3,072	21
MasterCard/Visa	1,988	701	54	829	72
Other consumer	2,231	(456)	(17)	(893)	(29)

Total consumer loans	57,026	(3,729)	(6)	(5,598)	(9)

Total loans	94,949	4,712	5	4,607	5
Allowance for credit losses	1,414	517	58	568	67

Loans, net	$93,535	$4,195	5	$4,039	5

Increased commercial loan balances in 2007 and 2006 were partly due to expansion of middle market activities and, in 2007, were also due to an increase in the draw-downs of previously unfunded commitments. Additionally, HUSI originates commercial loans in connection with its participation in a number of leveraged acquisition finance syndicates. A majority of these loans are originated with the intent of selling them to third parties.

Beginning in 2005, as a result of balance sheet initiatives to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI decided to sell a majority of its residential loan originations through the secondary markets and allow the existing loan portfolio to run off, resulting in reductions in loan balances throughout 2007 and 2006.

The addition of new merchant and customer relationships to the private label and MasterCard/Visa credit card portfolios, higher average receivable balances, and decreased balance requirements of off-balance sheet securitized receivable trusts (refer to page 124 of this Form 10-K) have resulted in higher on-balance sheet credit card receivable balances for 2007 and 2006.

          Commercial Loan Maturities and Sensitivity to Changes in Interest Rates

The contractual maturity and interest sensitivity of total commercial loans at December 31, 2007 is summarized in the following table.

December 31, 2007	One Year or Less	Over One Through Five Years	Over Five Years	Total Loans

(in millions)
Commercial:
Construction and other real estate	$4,002	$3,533	$919	$8,454
Other commercial	17,412	8,474	3,583	29,469

Total	$21,414	$12,007	$4,502	$37,923

Loans with fixed interest rates	$7,787	$2,037	$791	$10,615
Loans having variable interest rates	13,627	9,970	3,711	27,308

Total	$21,414	$12,007	$4,502	$37,923

Trading Assets and Liabilities

Trading assets and liabilities balances at December 31, 2007, and movements in comparison with prior years, are summarized in the following table.

		Increase (Decrease) from

	December 31, 2007	December 31, 2006		December 31, 2005

		Amount	%	Amount	%

($ in millions)
Trading assets:
Securities (1)	$13,537	$1,613	14	$2,758	26
Precious metals	8,788	6,072	224	6,502	284
Derivatives	14,711	5,721	64	8,080	122

	$37,036	$13,406	57	$17,340	88

Trading liabilities:
Securities sold, not yet purchased	$1,444	$(470)	(25)	$(364)	(20)
Payables for precious metals	1,523	187	14	362	31
Derivatives	13,286	4,222	47	6,296	90

	$16,253	$3,939	32	$6,294	63

(1)	Includes U.S. Treasury, U.S. Government agency, U.S. Government sponsored enterprises, asset-backed, corporate bonds and other securities.

Increase in securities balances in 2007 and 2006 was attributable to higher volumes of activity in the Global Banking and Markets business segment. Also contributing to the increase in 2007 were purchases of emerging market securities as part of the continued development of our emerging-market franchise.

Higher precious metals balances were due to higher levels of trading activity, and to generally higher market prices for various metals, specifically gold and platinum.

Higher derivative balances resulted from increased fair values on various derivative products including credit default swaps, foreign currency forward contracts and equity swaps as a result of increasing credit spreads, increased trading volumes and volatility of foreign exchange rates and equity prices during 2007.

Deposits

The following table summarizes balances for major depositor categories.

December 31	2007	2006	2005	2004	2003

(in millions)
Individuals	$47,751	$43,266	$33,394	$30,882	$30,691
Partnerships and corporations	43,718	39,538	42,503	34,430	23,268
Domestic and foreign banks	19,748	16,243	11,889	12,759	7,580

U.S. Government and states and political subdivisions	2,461	1,927	1,566	1,493	1,464
Foreign governments and official institutions	2,550	1,172	940	417	952

Total deposits	$116,228	$102,146	$90,292	$79,981	$63,955

Total core deposits (1)	$65,079	$57,518	$44,882	$39,291	$37,840

(1)

HUSI monitors “core deposits” as a key measure for assessing results of its core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits were the primary source of funding for balance sheet growth during 2007 and 2006. Total deposits increased 14% and 13% in 2007 and 2006, respectively. For additional commentary regarding deposit growth and strategy, refer to page 9 of this Form 10-K.

Short-Term Borrowings

Higher short-term borrowings for 2007 was a result of an increase in federal funds purchased and an increase in precious metals borrowings in response to favorable precious metals market conditions in comparison with the years ended 2006 and 2005.

Long-Term Debt

Incremental borrowings from the $40 billion Global Bank Note Program were $1.4 billion and $1.6 billion for 2007 and 2006, respectively. Total borrowings outstanding under this program were $10 billion at December 31, 2007. Additional information regarding this program and other long-term debt is presented in Note 15 of the consolidated financial statements, beginning on page 128 of this Form 10-K.

HUSI had borrowings from the Federal Home Loan Bank (FHLB) of $5.5 billion and $5.0 billion at December 31, 2007 and 2006, respectively, and had access to a potential secured borrowing facility as a member of the FHLB.

Beginning in 2005, HUSI entered into a series of transactions with Variable Interest Entities (VIEs) organized by HSBC affiliates and unrelated third parties. HUSI has determined that it is the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, consolidated the assets and debt of the VIEs. Debt obligations of the VIEs totaling $2.5 billion were recorded in long-term debt at December 31, 2007 and 2006. Refer to Note 27 of the consolidated financial statements, beginning on page 155 of this Form 10-K, for additional information regarding HUSI’s VIE arrangements.

Preferred Stock

In November 2007, HUSI redeemed all issued shares of Dutch Auction Rate Transferable Securities™ Preferred Stock (DARTS), Series A and B at their stated value of $100,000 per share, resulting in a total cash payment of $125 million.

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

Refer to Note 18 of the consolidated financial statements, beginning on page 135 of this Form 10-K, for information regarding all outstanding preferred share issues.

Capital Resources

A summary of changes in common shareholder’s equity is presented in the following table.

	2007	2006	2005

(in millions)
Balance, January 1	$10,571	$10,278	$10,366
Increase (decrease) due to:
Net income	138	1,036	976
Dividends paid to common shareholder	(800)	(455)	(675)
Dividends paid to preferred shareholders	(98)	(88)	(46)
Change in other comprehensive income	(138)	(202)	(43)
Capital contributions from parent (1)	4	15	3
Reductions of capital surplus	(5)	(9)	(303)
Other	—	(4)	—

Total net increase (decrease)	(899)	293	(88)

Balance, December 31	$9,672	$10,571	$10,278

(1)	Capital contributions from parent include amounts related to an HSBC stock option plan in which almost all of HUSI’s employees are eligible to participate.

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

HUSI and HBUS are required to meet minimum capital requirements by their principal regulators. Risk-based capital amounts and ratios are presented in Note 19 of the consolidated financial statements, beginning on page 137 of this Form 10-K.

Results of Operations

Net Interest Income

Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on pages 94-95 of this Form 10-K.

The following table presents changes in the components of net interest income according to “volume” and “rate”.

		2007 Compared to 2006			2006 Compared to 2005
		Increase (Decrease)			Increase (Decrease)
Year Ended December 31	2007	Volume	Rate	2006	Volume	Rate	2005

(in millions)
Interest income:
Interest bearing deposits with banks	$309	$91	$(7)	$225	$13	$92	$120
Federal funds sold and securities
purchased under resale agreements	610	70	14	526	220	116	190
Trading assets	633	20	195	418	140	3	275
Securities	1,221	51	25	1,145	158	88	899
Loans:
Commercial	2,017	213	40	1,764	217	314	1,233
Consumer:
Residential mortgages	2,042	(223)	54	2,211	(271)	161	2,321
Credit cards	1,764	170	265	1,329	172	345	812
Other consumer	249	(47)	28	268	(17)	21	264

Total consumer	4,055	(100)	347	3,808	(116)	527	3,397
Other interest	221	134	(4)	91	53	6	32

Total interest income	9,066	479	610	7,977	685	1,146	6,146

Interest expense:
Deposits in domestic offices:
Savings deposits	1,376	253	142	981	150	513	318
Other time deposits	1,267	(74)	189	1,152	(57)	387	822
Deposits in foreign offices:
Foreign banks deposits	454	86	(24)	392	(13)	150	255
Other time and savings	743	60	95	588	(1)	213	376
Short-term borrowings	357	(9)	66	300	(19)	49	270
Long-term debt	1,443	(43)	29	1,457	187	245	1,025

Total interest expense	5,640	273	497	4,870	247	1,557	3,066

Net interest income - taxable equivalent basis	3,426	$206	$113	3,107	$438	$(411)	3,080

Tax equivalent adjustment	28			26			17

Net interest income -
non taxable equivalent basis	$3,398			$3,081			$3,063

Significant components of HUSI’s net interest margin are summarized in the following table.

Year Ended December 31	2007	2006	2005

Yield on total earning assets	6.24%	5.79%	4.96%
Rate paid on interest bearing liabilities	4.35	4.03	2.78

Interest rate spread	1.89	1.76	2.18
Benefit from net non-interest or paying funds	.47	.50	.31

Net interest margin on average earning assets (1)	2.36%	2.26%	2.49%

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 91 of this Form 10-K.

Significant trends affecting net interest income and interest rate spreads are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis (refer to pages 94-95 of this Form 10-K).

	2007		2006		2005

Year Ended December 31	Amount	Interest Rate Spread	Amount	Interest Rate Spread	Amount	Interest Rate Spread

($ in millions)
Net interest income/interest rate spread from prior year	$3,107	1.76%	$3,080	2.18%	$2,758	2.81%

Increase (decrease) in net interest income associated with:
Trading related activities (1)	20		(71)		(61)
Balance sheet management activities (2)	(21)		(269)		(156)
Private label receivable portfolio (3)	298		210		435
Other activity	22		157		104

Net interest income/interest rate spread for current year	$3,426	1.89%	$3,107	1.76%	$3,080	2.18%

(1)	Refer to commentary regarding trading revenues, beginning on page 40 of this Form 10-K.

(2)

Represents HUSI’s activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and HUSI’s approach to manage such risk, are described beginning on page 81 of this Form 10-K.

(3)	Refer to commentary regarding the private label receivable portfolio, beginning on page 52 of this Form 10-K.

          Trading Related Activities

Net interest income for trading related activities increased primarily due to increased trading assets balances.

          Balance Sheet Management Activities

Lower net interest income from balance sheet management activities continued to impact results for 2007. A relatively flat yield curve and elevated short term interest rates have continued to limit opportunities to generate additional net funds income.

          Private Label Receivable Portfolio (PLRP)

Higher net interest income for the PLRP for 2007 resulted from:

•	increased credit card receivable balances, due to the addition of new PLRP merchant relationships during 2007 and 2006;

•	higher accrued income as a result of a more refined income recognition methodology on private label credit card promotional transactions; and

•

lower amortization of premiums paid for purchases of receivables included within the PLRP. Although premiums associated with daily purchases of receivables from HSBC Finance Corporation continue to be recorded and amortized, premium amortization associated with the initial portfolio acquisition in 2004 was $70 million lower for 2007, as compared to 2006.

          Residential Mortgages

Lower net interest income from residential mortgage activities, included in other activity in the above table, primarily resulted from continued narrowing of interest rate spreads and from contraction of the residential mortgage loan portfolio. As a result of a continuing strategy to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI continues to sell a majority of its residential mortgage loan originations and allow the residential mortgage loan portfolio to run off.

          Other Core Banking Activity

Higher net interest income from other core banking activity mostly resulted from business expansion initiatives, which have led to increased deposits and loans.

Personal deposits continued to grow in 2007 as a result of continued success of the Online Savings product and expansion of the branch network. However, customers continued to migrate to higher yielding deposit products such as the Online Savings product, leading to a change in product mix and narrowing of deposit spreads, which partly offset the benefit of higher deposit balances. Refer to page 9 of this Form 10-K for commentary regarding HUSI’s deposit strategy and growth.

Significant resources have been dedicated to expansion of various commercial lending businesses and regional offices, which has resulted in increased loan and deposit balances. The average yield earned on commercial loans was also higher in 2007.

Provision for Credit Losses

The provision for credit losses associated with various loan portfolios is summarized in the following table.

				2007 Compared to 2006 Increase (Decrease)		2006 Compared to 2005 Increase (Decrease)

Year Ended December 31	2007	2006	2005	Amount	%	Amount	%

($ in millions)
Commercial	$205	$136	$(15)	$69	51	$151	*

Consumer:
Residential mortgages	126	32	37	94	*	(5)	(14)
Credit card receivables	1,108	592	560	516	87	32	6
Other consumer	83	63	92	20	32	(29)	(32)

Total consumer	1,317	687	689	630	92	(2)	*

Total provision for credit losses	$1,522	$823	$674	$699	85	$149	22

*          Not meaningful.

          Overview

HUSI’s methodology and accounting policies related to its allowance for credit losses are presented in Critical Accounting Policies beginning on page 25 and in Note 2 of the consolidated financial statements beginning on page 103 of this Form 10-K.

Additional commentary regarding credit quality begins on page 59 of this Form 10-K.

HUSI’s approach toward credit risk management is summarized on pages 77-78 of this Form 10-K.

          2007 Compared to 2006

Increased provision expense reflects a refinement in the methodology used to estimate inherent losses on private label loans less than 30 days delinquent, which increased credit loss reserves by $107 million in the fourth quarter. In addition, provision expense for 2006 was unusually low due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated credit card receivable and other consumer loan charge offs during the fourth quarter of 2005. During the first quarter of 2007, HUSI refined its allowance methodology associated with MasterCard/Visa credit card receivables, resulting in a reduction in the allowance balance and provision expense, which partially offset overall increases in credit card allowances. Refer to additional commentary regarding credit card receivables credit quality on page 65 of this Form 10-K.

Provisions on residential mortgages have increased in 2007, as compared with 2006, due primarily to increased delinquencies and charge offs in the portfolio of higher quality nonconforming residential mortgage loans which HUSI purchased from HSBC Finance Corporation in order to hold in the residential mortgage loan portfolio. Also contributing to this increase are delinquencies within the Home Equity Line of Credit (HELOC) portfolio, which is primarily due to continued deterioration in the housing markets. Other prime mortgage loans are also experiencing minimal deterioration. Refer to additional commentary regarding residential mortgage credit quality beginning on page 65 of this Form 10-K.

Commercial loan provision expense increased $69 million for 2007, as compared with 2006, primarily due to higher criticized asset balances. Additionally, there was a refinement of the loan loss provision methodology related to the small business line of credit portfolio, which resulted in an increase to provision expense in 2007. During the second quarter of 2006, provision expense of $29 million was recorded due to a combination of charge offs and increased allowances related to a specific commercial real estate investment loan for which no specific allowance for credit losses was previously recorded. Refer to additional commentary regarding commercial loan credit quality beginning on page 64 of this Form 10-K.

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

Increased provision expense associated with credit card receivables was consistent with growth in private label credit card receivables during 2006.

Lower residential mortgage and other consumer loan balances were the primary driver for lower allowance requirements and lower provisions associated with these portfolios. Credit quality associated with HUSI’s residential mortgage loan portfolio remained strong in 2006.

Other Revenues

Decreased revenue for the year ended December 31, 2007, was mostly driven by reduced liquidity, higher volatility and widening spreads in the credit and sub-prime markets which led to substantial valuation losses being recorded. This was partially offset by increased credit card fees, other fees and commissions, and increased securities gains.

The components of other revenues are summarized in the following table.

				2007 Compared to 2006 Increase (Decrease)		2006 Compared to 2005 Increase (Decrease)

Year Ended December 31	2007	2006	2005	Amount	%	Amount	%

($ in millions)
Credit card fees	$843	$580	$323	$263	45	$257	80

Trust income	101	88	87	13	15	1	1

Service charges	216	204	195	12	6	9	5

Other fees and commissions:
Letter of credit fees	75	74	70	1	1	4	6
Wealth and tax advisory services	104	94	60	10	11	34	57
Other fee-based income, net of referral fees	311	233	174	78	33	59	34

	490	401	304	89	22	97	32

Trading revenues	129	755	395	(626)	(83)	360	91

Securities gains, net	112	29	106	83	*	(77)	(73)

HSBC affiliate income:
Service charges	11	15	15	(4)	(27)	—	—
Other fees and commissions	105	51	71	54	106	(20)	(28)
Gain on sale of residential mortgage loans to HMUS	18	106	18	(88)	(83)	88	*
Gain on sale of refund anticipation loans to HSBC Finance Corporation	23	22	19	1	5	3	16
Other affiliate income	15	14	7	1	7	7	100

	172	208	130	(36)	(17)	78	60

Residential mortgage banking revenue	74	96	64	(22)	(23)	32	50

Other (loss) income:
Valuation of loans held for sale	(512)	(120)	(32)	(392)	*	(88)	*
Insurance	47	47	48	—	—	(1)	(2)
Gains (loss) on sale of property and other financial assets	34	52	67	(18)	(35)	(15)	(22)
Earnings from equity investments	78	110	43	(32)	(29)	67	156
Securitization revenue	—	18	114	(18)	(100)	(96)	(84)
Miscellaneous income	63	95	67	(32)	(34)	28	42

	(290)	202	307	(492)	*	(105)	(34)

Total other revenues	$1,847	$2,563	$1,911	$(716)	(28)	$652	34

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

Other Fees and Commissions

Increased wealth and tax advisory services revenue in 2007 and 2006 primarily resulted from expansion of such services within the PB business segment (refer to page 57 of this Form 10-K).

Higher other fee-based income is partially due to various growth initiatives undertaken in 2007 and 2006, which resulted in general increases in fee income recorded within the PFS, CMB and Global Banking and Markets business segments.

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

				2007 Compared to 2006 Increase (Decrease)		2006 Compared to 2005 Increase (Decrease)

Year Ended December 31	2007	2006	2005	Amount	%	Amount	%

($ in millions)
Trading revenues	$129	$755	$395	$(626)	(83)	$360	91
Net interest (loss) income	(36)	(56)	15	20	(36)	(71)	*

Trading related revenues	$93	$699	$410	$(606)	(87)	$289	70

Business:
Derivatives	$(179)	$415	$202	$(594)	(143)	$213	105
Treasury (primarily securities)	(82)	8	24	(90)	*	(16)	(67)
Foreign exchange and banknotes	245	182	133	63	35	49	37
Precious metals	77	87	42	(10)	(11)	45	107
Other trading	32	7	9	25	*	(2)	(22)

Trading related revenues	$93	$699	$410	$(606)	(87)	$289	70

*          Not meaningful.

          2007 Compared to 2006

Trading revenue for 2007 was significantly affected by reduced liquidity, widening spreads and higher volatility in the credit and sub-prime lending markets. The market turmoil has caused a significant fall in revenues for 2007, as compared with 2006.

Trading revenues related to derivatives were substantially reduced primarily due to write downs and trading activity on credit derivatives. Most notably, recent downgrades in credit ratings of monoline insurance companies have resulted in fair value adjustments on derivative contracts with these entities due to counterparty credit risk exposures. As of December 31, 2007, this exposure totaled $1,083 million. HUSI recorded write-downs on contracts with monoline insurance companies of approximately $287 million in 2007, which reflects the decreased credit quality of these entities and concerns over their ability to perform at December 31, 2007. The exposure relating to monoline insurance companies rated CCC+ and lower was fully reserved for as of December 31, 2007.

Effective during the third quarter of 2006, HUSI maintains a portfolio of MasterCard Class B shares as part of structured product transactions for customers. In addition, HUSI uses derivative instruments to offset changes in the fair value of the MasterCard Class B shares. In 2007, the decrease in value of the derivative instruments totaling $91 million is reflected in trading revenue.

Trading related revenue also includes the increase or decrease in the value of derivatives used as an economic hedge on the interest rate risk of residential mortgages held for sale, as well as the net interest income associated with these loans. During 2007, HUSI realized total trading related revenues of $41 million, as compared to $132 million in 2006. Lower revenues from this program reflect the overall lack of liquidity in the market. Also refer to HSBC affiliate income beginning on page 42 of this Form 10-K for additional commentary on gains related to the sale of sub-prime residential mortgage loans.

HUSI recognizes gains or losses at the inception of derivative transactions only when the fair value of the transaction can be verified to market transactions or if all significant pricing model assumptions can be verified to observable market data. Gain or loss not recognized at inception is recorded in trading assets and recognized over the term of the derivative contract, or when market data becomes observable. The availability of observable market data resulted in recognition of $7 million and $53 million in trading revenues for 2007 and 2006, respectively.

Trading revenues related to securities were significantly reduced, primarily due to credit spread widening and write downs on asset backed securities held for trading purposes.

Precious metals revenue also experienced a decline in 2007, as compared to prior year, as a result of lower price volatility.

Partially offsetting the above noted declines in trading revenues, the foreign exchange business has continued to contribute solid revenues as a result of ongoing market volatility.

The increase in net interest income reflects higher trading assets and increased balances of loans held for sale resulting from loan syndication activity.

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

Effective since the third quarter of 2005, HUSI maintains a portfolio of derivative instruments that are utilized as economic hedges to offset changes in market values of sub-prime residential mortgage loans held for sale. During 2006, HUSI realized $68 million of net trading revenues and $64 million of net interest income related to this program, as compared to $25 million and $11 million, respectively, in 2005.

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

Year Ended December 31	2007	2006	2005

(in millions)
Sale of MasterCard Class B Shares	$55	$—	$—
Balance sheet diversification and reduction of risk	22	5	33
Reduction of Latin and South American exposure	26	22	22
Sale of an equity investment to an HSBC affiliate (1)	9	—	48
Other	—	2	3

Total securities gains, net	$112	$29	$106

(1)	In June 2005, HUSI sold shares in a foreign equity fund to an HSBC affiliate for a gain of $48 million, which is recorded within the PB segment.

Gross realized gains and losses from sales of securities are summarized in Note 6 of the consolidated financial statements, which begins on page 116 of this Form 10-K.

HSBC Affiliate Income

In 2007, higher fees and commissions from HSBC affiliates was primarily due to increased customer referral fees and other fees received related to the payments and cash management business. There was also an increase in fees received for various financial, operational and asset management functions performed by HUSI.

In June 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties and subsequently selling these loans to HMUS. During 2006, HUSI also began acquiring residential mortgage loans from HSBC Finance Corporation under this program. Lower gains on sales of loans to HMUS in 2007 resulted from decreased activity under the programs driven by illiquidity in the credit and sub-prime markets causing a decrease in loans sold. Refer to other income beginning on page 45 of this Form 10-K for commentary regarding the valuation allowance related to loans held for resale under this program.

Residential Mortgage Banking Revenue

The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income in the consolidated statements of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

				2007 Compared to 2006 Increase (Decrease)		2006 Compared to 2005 Increase (Decrease)

Year Ended December 31	2007	2006	2005	Amount	%	Amount	%

($in millions)
Net interest income	$260	$330	$447	$(70)	(21)	$(117)	(26)

Servicing related income:
Servicing fee income	116	100	76	16	16	24	32
Changes in fair value of MSRs due to (1):
Changes in valuation inputs or assumptions used in valuation model	(18)	44	—	(62)	(141)	44	*
Realization of cash flows	(85)	(87)	—	2	2	(87)	*
MSRs amortization (2)	—	—	(73)	—	—	73	*
MSRs temporary impairment recovery (2)	—	—	47	—	—	(47)	*
Trading – Derivative instruments used to offset changes in value of MSRs	10	(17)	2	27	159	(19)	*
Losses on sales of available for sale securities	—	—	(11)	—	—	11	*

	23	40	41	(17)	(43)	(1)	(2)

Originations and sales related income
Gains on sales of residential mortgages:	26	33	17	(7)	(21)	16	94
Trading and hedging activity	—	1	(13)	(1)	(100)	14	108

	26	34	4	(8)	(24)	30	*

Other mortgage income	25	22	19	3	14	3	16

Total residential mortgage banking revenue included in other revenues	74	96	64	(22)	(23)	32	50

Total residential mortgage banking related revenue	$334	$426	$511	$(92)	(22)	$(85)	(17)

(1)	Based upon adoption of SFAS 156 effective January 1, 2006. Refer to Note 2 of the consolidated financial statements, beginning on page 103 of this Form 10-K for further discussion.

(2)	Based upon methodology existing prior to adoption of SFAS 156.

*	Not meaningful.

Overview

As a result of balance sheet management initiatives to enhance liquidity and to address interest rate risk, the following strategic decisions were undertaken affecting residential mortgage banking results:

•

HUSI opted to decrease the loan volumes generated through HSBC Finance Corporation’s network of residential mortgage loan correspondents for the purpose of holding loans in the portfolio. Purchases from correspondents were discontinued in September 2005; and

•	HUSI sold a higher proportion of its own adjustable rate mortgage loan originations in 2007 and 2006, which previously would have been held on the balance sheet.

          2007 Compared to 2006

          Net Interest Income

Decreased net interest income for 2007 resulted from lower average residential mortgage loans outstanding as well as a slight narrowing of interest rate spreads. During 2007, HUSI continued to sell the majority of new loan originations to government sponsored enterprises and private investors and to allow existing loans to runoff.

          Servicing Related Income

Higher servicing fee income for 2007 resulted from a higher volume of loans included within the average serviced loans portfolio. The average serviced portfolio increased approximately 13% in 2007 as HUSI commenced servicing a portfolio of loans previously serviced by a third party. The increased serviced loans portfolio, and its positive impact on service fee income, was more than offset by changes in the value of the net hedged MSR position.

          Origination and Sales Related Income

HUSI routinely sells residential mortgage loans to government sponsored entities and other private investors. The decrease in origination and sales related income for 2007 was attributable to a lower basis point gain on each individual loan sale as well as lower volumes as compared with 2006.

          2006 Compared to 2005

          Net Interest Income

As a result of the strategies previously noted, average residential mortgage loans recorded on the consolidated balance sheets decreased 11% during 2006, which resulted in a corresponding decrease in net interest income. Decreased net interest income in 2006 was also partially attributable to a narrowing of interest rate spreads on the core mortgage portfolio. Overall yields earned on residential mortgage loans in 2006 were consistent with 2005 levels.

          Servicing Related Income

Higher servicing fee income in 2006 resulted primarily from the growth in the portfolio of loans serviced for others, which increased approximately 24% in 2006 due to the following factors:

•	HUSI sold substantially all adjustable rate loans in 2006 and 2005, which previously would have been held on the balance sheet;

•	in the fourth quarter of 2005, HUSI commenced servicing a portfolio of loans previously serviced by a third party; and

•	also in the fourth quarter of 2005, HUSI completed a sale of loans, which were previously held in portfolio, to a government agency for which it continues to provide servicing.

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

Additional analysis of MSRs activity is provided in Note 11 of the consolidated financial statements beginning on page 125 of this Form 10-K.

Additional commentary regarding risk management associated with the MSRs hedging program is provided beginning on page 86 of this Form 10-K.

          Origination and Sales Related Income

HUSI routinely sells residential mortgage loans to government sponsored entities and other private investors. The increase in originations and sales related income for 2006 was attributable to a higher basis point gain on each individual loan sale as compared with 2005, partially offset by lower volumes sold in 2006.

Other (Loss) Income

The significant decrease in other (loss) income is primarily due to write downs on loans held for sale which totaled $512 million in 2007. Refer to Note 7 beginning on page 121 of this Form 10-K for additional commentary on loans held for sale and the related valuation allowance.

          Valuation on Loans Held for Sale

In 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties with the intent of selling these loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). During 2006, HUSI also began acquiring residential mortgage loans from HSBC Finance Corporation under this program. Loans acquired from unaffiliated third parties and HSBC Finance Corporation primarily include sub-prime residential mortgage loans. In addition, a number of prime adjustable rate mortgage loans originated by HUSI were identified for this program and were being held with the intent of selling these loans to HMUS. HUSI now holds its remaining portfolio for sale to a third party. Loans held for sale are recorded by HUSI at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Lower results and activity for this program for 2007 generally resulted from the overall weakness and illiquidity in the U.S. residential mortgage market, and specifically from significantly reduced fair values of sub-prime loans, resulting in a significant increase in the valuation allowance for residential mortgage loans held for sale.

HUSI originates commercial loans in connection with its participation in a number of leveraged acquisition finance syndicates. A majority of these loans were originated with the intent of selling them to unaffiliated third parties, however, due to current market dislocations, a significant amount of these loans continue to be held for sale at December 31, 2007. Adverse conditions in the corporate credit markets have resulted in a substantial increase in the valuation allowance for commercial loans held for sale.

          Gain (Loss) on Sale of Property and Other Financial Assets

In 2007, gains on sale of property and other financial assets included a gain of $27 million, of which $15 million was related to the sale of the Wealth and Tax Advisory Services (WTAS) business (refer to Note 3 beginning on page 114 of this Form 10-K). In 2006 and 2005, gains of $43 million were recorded in each of these years related primarily to the sale of property.

          Earnings from Equity Investments

The PB business segment includes an equity investment in a non-consolidated foreign HSBC affiliate (the foreign equity investment). During the third quarter of 2006, the foreign equity investment sold a portion of its investment in a foreign equity fund to another HSBC affiliate. During the second quarter of 2007, the foreign equity investment sold its remaining investment in the foreign equity fund, resulting in a decrease in equity investment holdings and lower equity earnings in 2007.

          Securitization Revenue

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

          Miscellaneous Income

Lower miscellaneous income during 2007 is a result of loss on redemption of Junior Subordinated Debt Securities in the third quarter of 2007 (refer to Note 15, beginning on page 128 of this Form 10-K). This was partially offset by increased income from credit card enhancement products and services such as credit insurance.

Operating Expenses

The components of operating expenses are summarized in the following table.

				2007 Compared to 2006 Increase (Decrease)		2006 Compared to 2005 Increase (Decrease)

Year Ended December 31	2007	2006	2005	Amount	%	Amount	%

($ in millions)
Salaries and employee benefits:
Salaries	$971	$916	$776	$55	6	$140	18
Employee benefits	381	384	276	(3)	(1)	108	39

Total salaries and employee benefits	1,352	1,300	1,052	52	4	248	24

Occupancy expense, net	243	221	182	22	10	39	21

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	468	452	415	16	4	37	9
Fees paid to HMUS	238	227	162	11	5	65	40
Fees paid to HTSU for technology services	260	235	216	25	11	19	9
Fees paid to other HSBC affiliates	196	162	126	34	21	36	29

Total support services from HSBC affiliates	1,162	1,076	919	86	8	157	17

Other expenses:
Equipment and software	54	72	91	(18)	(25)	(19)	(21)
Marketing	125	98	79	27	28	19	24
Outside services	137	125	116	12	10	9	8
Professional fees	79	78	67	1	1	11	16
Telecommunications	20	21	19	(1)	(5)	2	11
Postage, printing and office supplies	39	34	26	5	15	8	31
Insurance business	24	19	19	5	26	—	—
Miscellaneous	351	211	188	140	66	23	12

Total other expenses	829	658	605	171	26	53	9

Total operating expenses	$3,586	$3,255	$2,758	$331	10	$497	18

Personnel - average number	12,336	12,326	11,275	10	—	1,051	9
Efficiency ratio	68.34%	57.66%	55.44%

Overview

Increased operating expenses in 2007 was largely driven by higher personnel, marketing, technology and other expense growth associated with continued rollout of various retail and commercial business growth initiatives. Additionally, miscellaneous expenses increased as a result of a $70 million litigation expense related to our ownership interest in Visa.

Salaries and Employee Benefits

           2007 Compared to 2006

Higher salaries expenses for 2007 are mainly due to:

•	changing mix of staffing to support various business growth initiatives, primarily within the PFS and CMB segments;

•	higher average salaries and pay rates, due to normal annual pay increases; and

•

higher personnel costs within the Global Banking and Markets segment associated with repositioning certain businesses in order to focus on building a financing and emerging markets led wholesale banking business.

During the second quarter of 2006, the HSBC Remuneration Committee exercised its discretion to waive the Total Shareholder Return performance condition related to 2003 share option awards under the HSBC Group Share Option Plan (refer to page 143 of HUSI’s 2007 Form 10-K for a description of this plan). This modification resulted in an additional charge to employee benefits expense of $9 million for the second quarter of 2006. No similar charge was recorded during 2007. Excluding this 2006 charge, higher employee benefit costs directly associated with increased salaries expenses were offset by lower pension costs.

          2006 Compared to 2005

Higher salaries and benefits expenses for 2006 were primarily due to:

•

higher staff counts and a changing mix of staffing to support various business growth initiatives within the PFS, CMB, Global Banking and Markets and PB business segments (refer to commentary regarding Business Segments, beginning on page 50 of this Form 10-K);

•	higher incentive compensation expenses, largely due to growth in the Global Banking and Markets and PB segments;

•	lower deferrals of costs within the residential mortgage banking business, included within the PFS business segment, resulting from lower loan originations during 2006;

•	higher pension expense, resulting from changes in plan assumptions, particularly a lower discount rate, for 2006; and

•	higher employee welfare costs and payroll related taxes, which relate directly to higher salary costs.

In addition, during 2006, HUSI recorded $12 million of increased compensation expenses related to retirement and other transition of certain HUSI senior executives.

Occupancy Expense, Net

Expansion of the core banking and commercial lending networks within the PFS and CMB business segments has been a key component of recent business expansion initiatives. New branches have been opened and lending operations have been expanded, which have resulted in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses during 2007.

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

Fees charged by HMUS pursuant to service level agreements for broker dealer, loan syndication, treasury and traded markets related services are included in support services from HSBC affiliates. Higher fees charged by HMUS in 2007 primarily relate to increased loan syndication services.

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

As a result of a decision to discontinue operations of HBUS’s real estate settlement services company, certain deferred start-up costs and other contractual costs totaling $7 million were included in outside services in 2007. Market data services and collection agency fees, also included in outside services, increased $11 million in comparison to 2006. This was slightly offset by a decrease in employment agency and staff recruitment fees.

The increase in Insurance business expense in 2007 primarily relates to the costs incurred to terminate a portion of the annuity reinsurance business. Additionally, there was a nominal increase in claims during the third quarter of 2007.

Higher miscellaneous expenses for 2007 were primarily due to $70 million of litigation expense related to Visa (refer to Note 25 of the consolidated financial statements beginning on page 152 of this Form 10-K for commentary on the Visa litigation), increased insurance costs and higher expenses associated with business expansion in the PFS and CMB segments. In addition, miscellaneous expenses in 2006 were unusually low, mainly due to reversal of a charge for the accrued interest related to settlement of certain income tax liabilities during the second quarter of 2006.

Efficiency Ratio

Increase in efficiency ratio resulted primarily from a decrease in other revenues and increased operating expenses, partially offset by higher net interest income, for the year ended 2007, in comparison to 2006.

Income Taxes

Income tax expense decreased $531 million (100%) in 2007, as compared with 2006. The decrease in income tax expense and the related decrease in the effective tax rate is primarily due to the effect of a significantly reduced level of earnings and the effect of concentrating tax credits (primarily low income housing credits) over a significantly reduced level of pre-tax income.

Income tax expense decreased $36 million (6%) in 2006, primarily resulting from a lower effective rate compared with 2005. The lower effective tax rate for 2006 reflects higher revenues from operations in states with lower tax rates and an increase in low income housing tax credits.

Refer to Note 17 of the consolidated financial statements beginning on page 133 of this Form 10-K for additional information regarding income taxes.

Business Segment Results

HUSI has five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described on pages 6 and 7 of this Form 10-K.

Effective January 1, 2007, corporate goals of HUSI are based upon results reported under International Financial Reporting Standards (IFRS), which are utilized by HSBC to prepare its consolidated financial statements. Operating results for HUSI are now being monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources on an IFRS basis. As a result, business segment results are reported on an IFRS basis to align with the revised internal reporting mechanism for monitoring performance. Results for 2007, 2006 and 2005 in the tables that follow are reflected on an IFRS basis. Refer to Note 24 of this Form 10-K for additional information on business segments, including a reconciliation between IFRS and U.S. GAAP for reported results and certain other key balances.

Effective January 1, 2006, activity related to certain commercial banking relationships, which was previously reported in the PFS segment, was transferred to the CMB segment. In addition, also effective January 1, 2006, the CMB segment also includes activity related to an equity investment in Wells Fargo HSBC Trade Bank N.A., which was previously reported in the Other segment. For comparability purposes, prior period disclosures previously reported for 2006 and 2005 have been conformed herein to the presentation of current segments.

Results for each business segment on an IFRS basis are summarized in the following tables.

Personal Financial Services (PFS)

During 2007, resources continued to be directed towards expansion of the core retail banking business, including investment in the HSBC brand, expansion of the branch network in existing and new geographic areas, and continued rollout of HSBC Direct, the internet banking channel. As a result, balance sheet growth for core retail banking in 2007 was highlighted by a 22% increase in average deposits, as compared with 2006.

During 2007, HUSI continued to sell the majority of new residential mortgage loan originations to government sponsored enterprises and private investors and to allow the existing balance sheet to runoff. As a result, average residential mortgage loans decreased 11% in 2007, as compared with 2006.

The following table summarizes results for the PFS segment.

				2007 Compared to 2006 Increase (Decrease)		2006 Compared to 2005 Increase (Decrease)

Year Ended December 31	2007	2006	2005	Amount	%	Amount	%

($in millions)
Net interest income	$1,102	$1,155	$948	$(53)	(5)	$207	22
Other revenues	559	496	704	63	13	(208)	(30)

Total revenues	1,661	1,651	1,652	10	1	(1)	—
Provision for credit losses	139	52	100	87	167	(48)	(48)

	1,522	1,599	1,552	(77)	(5)	47	3
Operating expenses	1,302	1,173	1,023	129	11	150	15

Income before income tax expense	220	426	529	(206)	(48)	(103)	(19)

Income tax expense	52	154	218	(102)	(66)	(64)	(29)

Net income	$168	$272	$311	$(104)	(38)	$(39)	(13)

           2007 Compared to 2006

Lower overall results for the PFS segment in 2007 were primarily driven by higher operating expenses from expansion initiatives and higher provision for loan losses in the mortgage business, primarily related to increased delinquencies on home equity lines of credit.

Net interest income from continuing core banking activities has decreased in 2007 due to narrowing of interest rate spreads as customers migrated to higher yielding deposit products such as Online Savings and CDs. Net interest income for 2007 was also impacted by lower interest income and loan portfolio runoff on the residential mortgage portfolio.

Other revenues for 2007 were higher as compared to 2006 due to $45 million of gains realized on the sale of MasterCard Class B Shares and $21 million of gains realized on sales of branch premises to unaffiliated third parties.

Higher provision for credit losses was driven by an increase in delinquencies and charge offs within the Home Equity Line of Credit (HELOC) portfolio, which is primarily due to conditions in the housing markets deteriorating. Prime mortgage loans experienced minimal deterioration. In addition, provision expense for the first half of 2006 was unusually low due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated consumer charge offs in the fourth quarter of 2005. This was partially offset by a reduction resulting from refinement of the allowance methodology associated with MasterCard/Visa receivables.

Higher expenses in 2007 are primarily due to $70 million of litigation expense related to Visa. Refer to Note 25 of this Form 10-K, beginning on page 152, for additional information regarding the Visa litigation. Also contributing to increased operating expenses was investment in branch expansion and HSBC Direct, which includes higher staff, occupancy, and marketing expenses.

           2006 Compared to 2005

Net interest income associated with the core banking operations grew 22% for 2006 as a result of favorable interest rate spreads on a growing deposit base. As expected during the expansion build-out phase, expense growth associated with expansion initiatives has outpaced related core banking revenue growth.

Lower residential mortgage related results in 2006 were driven by strategic balance sheet initiatives to decrease the residential mortgage loan portfolio, and by tightening interest rate spreads.

The provision for credit losses decreased $48 million in 2006, as compared to 2005, mainly due to changes in bankruptcy legislation in 2005, which accelerated charge offs and impairment activity related to the legacy MasterCard/Visa credit card and automotive finance portfolios in that year.

Higher operating expenses for 2006, as compared to 2005, were primarily due to:

•

staff costs from additional headcount recruited to support branch expansion and the internet banking channel. Greater emphasis was also placed on recruiting staff dedicated to sales and customer relationship activities, which changed the staff mix, and contributed to higher expenses;

•	marketing and other direct costs associated with expansion of the core banking network and growth of the internet savings banking channel;

•	higher expenses within the residential mortgage banking business throughout 2006, partly due to reduced cost deferrals related to a reduced volume of loan originations; and

•	increased fees paid to HTSU, as HUSI continued to upgrade its branch sales platform.

Consumer Finance (CF)

The CF segment includes the private label receivable portfolio (the PLRP) and other loans acquired from HSBC Finance Corporation and its correspondents. Private label credit card receivable balances have continued to grow and are 5% higher at December 31, 2007 compared with 2006.

The following table summarizes results for the CF segment.

				2007 Compared to 2006 Increase (Decrease)		2006 Compared to 2005 Increase (Decrease)

Year Ended December 31	2007	2006	2005	Amount	%	Amount	%

($ in millions)
Net interest income	$951	$721	$641	$230	32	$80	12
Other revenues (1)	294	105	(41)	189	180	146	*

Total revenues	1,245	826	600	419	51	226	38
Provision for credit losses	1,187	654	662	533	81	(8)	(1)

	58	172	(62)	(114)	(66)	234	*
Operating expenses	33	31	39	2	6	(8)	(21)

Income (loss) before income tax expense	25	141	(101)	(116)	(82)	242	*

Income tax expense (benefit)	7	50	(38)	(43)	(86)	88	*

Net income (loss)	$18	$91	$(63)	$(73)	(80)	$154	*

(1)

For IFRS reporting purposes, fees charged by HSBC Finance Corporation for servicing various loan and receivable portfolios are netted against other revenues. These fees totaled $420 million and $410 million for the year ended December 31, 2007 and 2006, respectively.

*Not meaningful.

2007 Compared to 2006

Higher net interest income in 2007 primarily resulted from increased credit card receivable balances, due to the addition of new private label merchant relationships during 2007 and 2006, and to lower amortization of premiums paid for purchases of receivables included within the PLRP. Although premiums associated with daily purchases of receivables from HSBC Finance Corporation continue to be recorded and amortized, the premium amortization associated with the initial portfolio acquisition in 2004 was lower in 2007 as compared to 2006. Additionally, in 2007, HUSI adopted a more refined income recognition methodology on private label credit card promotional transactions which resulted in an increase to net interest income during 2007.

Higher other revenues are directly related to increased credit card fees (refer to page 40 of this Form 10-K).

Higher provision expense for credit card receivables in 2007 primarily reflects higher levels of charge offs and delinquencies within the private label credit card portfolio as market conditions continue to deteriorate. Higher delinquencies and charge offs in the portfolio of higher quality non-conforming residential mortgage loans which HUSI purchased from HSBC Finance Corporation in order to hold in the residential mortgage loan portfolio also contributed to this increase. Additionally, increased provision expense reflects a refinement in the methodology used to estimate inherent losses on private label loans less than 30 days delinquent, which increased credit loss reserves by $107 million in the fourth quarter.

HUSI is considering the purchase of a portfolio of General Motors MasterCard and Visa receivables (the “GM Portfolio”) from HSBC Finance Corporation in the future in order to maximize the efficient use of capital and liquidity at each entity. Any such purchase will be subject to obtaining the necessary regulatory and other approvals, including the approval of HSBC Finance Corporation’s partner. HSBC Finance Corporation would, however, maintain the customer account relationships and, subsequent to the initial receivable purchase, HUSI would purchase additional volume on a daily basis. At December 31, 2007, the GM Portfolio had an outstanding principal balance of approximately $7 billion. If this bulk purchase occurs, it is expected to result in payment of a significant premium upon completion. In future periods, HUSI’s net interest income, fee income and provision for credit losses would be increased, while net interest income would decrease due to payment of premium from continuing purchases of credit card receivables, and servicing fees paid to HSBC Finance Corporation would increase. It is not anticipated that the net effect of these potential purchases would have a material impact on HUSI’s future results of operations.

2006 Compared to 2005

Net interest income and other revenue grew in 2006, compared with 2005, due to significant growth in the number of accounts included within the PLRP, increased late fees and lower fees paid to merchant partners.

Lower provision for credit losses for the PLRP portfolio is primarily due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated consumer charge offs and higher provision expense during 2005.

Commercial Banking (CMB)

Expansion of middle market lending activities in Chicago, Washington D.C. and the West Coast, contributed to growth in small business deposits and average commercial loans. However a slowdown in commercial real estate activity and deterioration in the credit environment coupled with business expansion, restructuring costs and lower gains on asset disposals have depressed results.

The following table summarizes results for the CMB segment.

				2007 Compared to 2006 Increase (Decrease)		2006 Compared to 2005 Increase (Decrease)

Year Ended December 31	2007	2006	2005	Amount	%	Amount	%

($ in millions)
Net interest income	$814	$746	$666	$68	9	$80	12
Other revenues	259	273	183	(14)	(5)	90	49

Total revenues	1,073	1,019	849	54	5	170	20
Provision for credit losses	126	70	27	56	80	43	159

	947	949	822	(2)	—	127	15
Operating expenses	558	503	378	55	11	125	33

Income before income tax expense	389	446	444	(57)	(13)	2	—

Income tax expense	92	155	170	(63)	(41)	(15)	(9)

Net income	$297	$291	$274	$6	2	$17	6

2007 Compared to 2006

Net interest income grew by 9% to $814 million for 2007, as compared to 2006, mostly driven by average balance growth of 20% in middle market loans and 21% in small business deposits. Offsetting this, net interest income was constrained by lower commercial real estate activity and narrowing spreads, particularly on deposits, as customers migrated to higher yielding products.

Other revenues decreased in 2007, mainly due to lower gains on asset disposals.

Provisions for credit losses have increased by 80% in 2007, as compared to 2006. This is due to a change in loan loss reserve methodology for HUSI’s small business revolving line of credit product as well as higher commercial real estate provisions, mainly as a result of customer downgrades.

Higher operating expenses for 2007 over 2006, reflect organic growth in legacy markets and business expansion in Chicago, Washington D.C. and the West Coast. In addition, higher incentive compensation costs, business restructuring and increased community investment activities have also contributed to cost growth.

Deposit volumes continue to be a key driver of growth in 2007, driven by expansion initiatives and targeted marketing campaigns. For the CMB segment, average customer deposit balances are 20% higher in 2007 compared with 2006.

Loan growth resulted primarily from strong activity in middle market lending, with growth distributed between legacy and expansion markets. However, overall loan growth has been adversely impacted by a slowdown in commercial real estate activity. For the CMB segment, average loans are 4% higher for 2007, compared with 2006.

2006 Compared to 2005

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

Increased provision for credit losses for 2006 resulted from higher criticized commercial assets, and higher charge offs associated with the growing small business loan portfolio. In addition, net commercial loan charge offs for 2006 reflect a more normalized credit environment in comparison to lower net charge offs recorded in the prior year.

Global Banking and Markets

During the second half of 2007, the Global Banking and Markets segment was significantly affected by reduced market liquidity, widening spreads and higher volatility in the credit and sub-prime lending markets, which has led to a considerable fall in revenues for 2007, as compared with 2006. This impacted trading in mortgage backed securities and credit derivatives and led to substantial reserves in several asset classes. Partially offsetting this, the payments and cash management business and the foreign exchange business have contributed solid revenues.

The following table summarizes results for the Global Banking and Markets segment.

				2007 Compared to 2006 Increase (Decrease)		2006 Compared to 2005 Increase (Decrease)

Year Ended December 31	2007	2006	2005	Amount	%	Amount	%

($ in millions)
Net interest income	$321	$235	$348	$86	37	$(113)	(32)
Other revenues	46	957	738	(911)	(95)	219	30

Total revenues	367	1,192	1,086	(825)	(69)	106	10
Provision (credit) for credit losses	35	3	(52)	32	*	55	106

	332	1,189	1,138	(857)	(72)	51	4
Operating expenses	803	791	644	12	2	147	23

(Loss) income before income tax expense	(471)	398	494	(869)	*	(96)	(19)

Income tax (benefit) expense	(129)	148	184	(277)	(187)	(36)	(20)

Net (loss) income	$(342)	$250	$310	$(592)	*	$(60)	(19)

*	Not meaningful.

          2007 Compared to 2006

Increased net interest income was primarily due to an increase in trading assets and also reflects higher lending balances and increased balances of loans held for sale resulting from loan syndication activity. Refer to page 32 of this Form 10-K for additional commentary on trading assets.

Other revenues were significantly affected by adverse market conditions. Specifically, substantial valuation losses were recorded on sub-prime residential mortgage and leveraged commercial loans held for sale. Additionally, reserves were recorded for trading securities, credit derivatives and structured derivative products.

Adverse market conditions have led to downgrades in internal credit ratings of monoline insurance companies. Fair value adjustments of approximately $287 million have been recorded due to counterparty credit risk exposures on derivative contracts with these entities, which reflects the decreased credit quality of these entities and concerns over their ability to perform at December 31, 2007. The exposure relating to monoline insurance companies, which are rated CCC+ and below has been fully reserved as of December 31, 2007.

Partially offsetting the above mentioned declines, revenues from the recently expanded payments and cash management business were significantly higher for 2007, as compared with 2006, reflecting higher deposit balances and higher associated transaction fee revenues. The foreign exchange business also contributed increased revenue as a result of ongoing market volatility and a weakening dollar. Additionally, revenue increased from emerging market and from interest rate trading activities.

Higher operating expenses for 2007, as compared with 2006, primarily resulted from incremental costs associated with repositioning certain non-strategic businesses in order to focus on building a financing and emerging markets led wholesale banking business.

          2006 Compared to 2005

During 2006, successful launches of new products and increased sales of structured products that are tailored to specific customer needs led to strong derivatives trading revenues. Gains in the precious metals business reflected volume growth driven by a surge in demand arising from strong commodities markets. Income streams in the foreign exchange business were robust against the backdrop of a weak U.S. dollar.

Strong trading results more than offset lower balance sheet management revenues, which were adversely affected by rising short-term interest rates and a flattening yield curve that reduced net interest income and limited opportunities to profit from placing funds generated from operations.

Higher trading revenues, included in other revenues, were attributable to expanded operations and favorable market conditions related to precious metals, foreign exchange and structured products desks, especially during the first six months of 2006. Refer to page 40 of this Form 10-K for additional analysis and commentary regarding trading revenues.

Excluding the trading revenues impact noted above, higher other revenues for 2006, as compared to 2005, mainly resulted from higher fee-based income, primarily within the transaction banking business, resulting from expanded product offerings, and from one additional quarter in 2006 of service fees generated by a subsidiary transferred to HUSI from HSBC in March 2005, which provides accounting and valuation services for hedge fund clients.

Higher operating expenses were mainly due to the first full year impact of the business expansion initiatives begun in 2005, as well as additional investments in early 2006 to support the growing complexity of the Global Banking and Markets business. Specifically, cost growth in Global Markets was primarily driven by expansion within the mortgage backed securities, structured derivative and equity businesses. Similarly, operating expenses grew in Transaction Banking, primarily the payments and cash management and the securities services businesses, as business volumes grew to historical highs, which drove higher transaction costs and increased support for expanded capacity.

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

Private Banking (PB)

During 2007 and 2006, additional resources have been allocated to expand products and services provided to high net worth customers served by the PB business segment. As a result, total average loans and deposit balances were 7% and 13% higher, respectively, for 2007 compared with 2006. Assets under management also increased 4%. However, these increases were offset by higher operating expenses and lower one time gains from the sale of assets in 2007, as compared with 2006.

The following table summarizes results for the PB segment.

				2007 Compared to 2006 Increase (Decrease)		2006 Compared to 2005 Increase (Decrease)

Year Ended December 31	2007	2006	2005	Amount	%	Amount	%

($ in millions)
Net interest income	$198	$199	$174	$(1)	(1)	$25	14
Other revenues	291	303	260	(12)	(4)	43	17

Total revenues	489	502	434	(13)	(3)	68	16
Provision (credit) for credit losses	10	36	(3)	(26)	(72)	39	*

	479	466	437	13	3	29	7
Operating expenses	345	308	270	37	12	38	14

Income before income tax expense	134	158	167	(24)	(15)	(9)	(5)

Income tax expense	32	57	64	(25)	(44)	(7)	(11)

Net income	$102	$101	$103	$1	1	$(2)	(2)

*	Not meaningful.

           2007 Compared to 2006

Net interest income for 2007 was impacted by higher average balances for loans and deposits, offset by lower interest spreads.

The PB business segment includes an equity investment in a non-consolidated foreign HSBC affiliate (the foreign equity investment). During the third quarter of 2006, the foreign equity investment sold a portion of its investment in a foreign equity fund to another HSBC affiliate. During the second quarter of 2007, the foreign equity investment sold its remaining investment in the foreign equity fund. The decrease in equity investment holdings resulted in lower equity earnings of $47 million included in other revenues in 2007. This was largely offset by higher commission and fee revenues from managed products, derivatives and annuity products.

On December 31, 2007, HUSI completed the sale of its Wealth and Tax Advisory Services (WTAS) subsidiary to an independent firm formed by certain members of the WTAS management team. In exchange for the net assets of WTAS, HUSI received cash and secured promissory notes as well as an option to purchase a limited amount of common equity in future years. HUSI recognized a gain of $18 million as a result of this transaction.

Increased operating expenses in 2007, as compared to 2006 mainly resulted from higher staff costs related to business expansion initiatives.

The provision for credit losses includes the impact of an $8 million charge off in 2007 related to a specific client relationship, for which no allowance was previously recorded. For 2006, the provision includes a $29 million charge for a combination of charge offs and higher allowances related to a specific real estate investment loan relationship for which no specific allowance was previously recorded.

          2006 Compared to 2005

During 2006 and 2005 additional resources have been allocated to expand products and services provided to high net worth customers served by this business segment, resulting in increased loan and deposit balances, and a corresponding increase in net interest income.

Fee income from wealth and tax advisory services was significantly higher for 2006, due to expanded services offered to customers. In addition, during 2006, earnings from a foreign equity investment increased $44 million due to its sale of shares in a foreign equity fund to an HSBC affiliate. Excluding this transaction, equity earnings from this foreign equity investment were also generally higher in 2006. In the second quarter of 2005, HUSI sold its shares in the same foreign equity fund to an HSBC affiliate resulting in a gain of $48 million.

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

Increased provision for credit losses during 2006 directly related to a specific commercial loan relationship for which a combination of charge offs and increased allowances for credit losses resulted in a $29 million provision. Further commentary regarding credit quality begins on page 59 of this Form 10-K.

Other

          Overview

The Other segment primarily includes an equity investment in HSBC Republic Bank (Suisse) S.A., and adjustments made at the corporate level for fair value option accounting related to certain debt issued.

          Operating Results

The following table summarizes results for the Other segment.

				2007 Compared to 2006 Increase (Decrease)		2006 Compared to 2005 Increase (Decrease)

Year Ended December 31	2007	2006	2005	Amount	%	Amount	%

($ in millions)
Net interest (loss)	$(12)	$(10)	$(22)	$(2)	(20)	$12	55
Other revenues (expense)	216	(46)	28	262	*	(74)	*

Total revenues (expense)	204	(56)	6	260	*	(62)	*
Provision for credit losses	—	—	—	—	—	—	—

	204	(56)	6	260	*	(62)	*
Operating expenses	4	2	—	2	100	2	—

Income (loss) before income tax expense	200	(58)	6	258	*	(64)	*

Income tax expense (benefit)	57	(35)	8	92	*	(43)	*

Net income (loss)	$143	$(23)	$(2)	$166	*	$(21)	*

*	Not meaningful.

The increase in other revenues for 2007 primarily resulted from decreases in the fair value of certain debt instruments to which fair value option accounting is applied, due to widening credit spreads, as compared to 2006.

The reduction in other revenues for 2006 primarily resulted from increases in the fair value of certain debt instruments to which fair value option accounting is applied, due to narrowing credit spreads, as compared to 2005.

Credit Quality

          Overview

HUSI enters into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. HUSI participates in lending activity throughout the U.S. and, on a limited basis, internationally.

HUSI’s approach toward credit risk management is summarized on pages 77-78 of this Form 10-K.

HUSI’s methodology and accounting policies related to its allowance for credit losses are presented in Critical Accounting Policies beginning on page 25 and in Note 2 of the consolidated financial statements beginning on page 103 of this Form 10-K.

          Nonaccruing Loans

HUSI’s policies and practices for placing loans on nonaccruing status are summarized in Note 2 of the consolidated financial statements, beginning on page 103 of this Form 10-K.

Nonaccruing loan statistics are summarized in the following table.

	2007	2006	2005	2004	2003

($ in millions)
Nonaccruing loans
Balance at end of period:
Commercial:
Construction and other real estate	$34	$33	$15	$33	$30
Other commercial	89	69	70	117	233

Total commercial	123	102	85	150	263

Consumer:
Residential mortgages	640	265	138	99	78
Credit card receivables	1	1	—	—	22
Other consumer loans	—	—	—	1	3

Total consumer loans	641	266	138	100	103

Total nonaccruing loans	$764	$368	$223	$250	$366

As a percent of loans:
Commercial:
Construction and other real estate	.40%	.37%	.16%	.40%	.43%
Other commercial	.30	.34	.38	.80	2.00

Total commercial	.32	.35	.31	.65	1.41

Consumer:
Residential mortgages	1.81	.67	.31	.21	.29
Credit card receivables	.01	.01	—	—	1.89
Other consumer loans	—	—	—	.03	.15

Total consumer loans	1.12	.44	.22	.16	.35

Total	.80%	.41%	.25%	.29%	.76%

Interest income on nonaccruing loans (Year ended December 31):
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$49	$24	$25	$23	$28
Amount actually recorded	7	8	12	17	12

Increase in consumer nonaccruing loans in 2007 was related primarily to sub-prime residential mortgage loans held for sale and occurred as a result of illiquidity in the U.S. mortgage market. This increase also relates to a portfolio of higher quality nonconforming residential mortgage loans which HUSI purchased from HSBC Finance Corporation in order to hold in the residential mortgage loan portfolio. Certain loans in the Home Equity Line of Credit (HELOC) portfolio and other prime mortgage loan portfolio have also contributed to this increase. Refer to Note 8 of this Form 10-K for additional credit quality statistics on nonaccruing loans.

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

          Impaired Loans

A loan is considered to be impaired when it is deemed probable that all principal and interest amounts due, according to the contractual terms of the loan agreement, will not be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially or wholly charged off, and loans designated as troubled debt restructurings. Impaired loan statistics are summarized in the following table. Refer to Note 8 on this Form 10-K for more information on impaired loans.

	2007	2006	2005	2004	2003

(in millions)
Impaired loans:
Balance at end of period	$123	$100	$90	$236	$267
Amount with impairment reserve	41	35	27	210	179
Impairment reserve	15	13	10	18	86

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

Criticized assets are summarized in the following table.

	Increase (Decrease) from

	December 31, 2007	December 31, 2006		December 31, 2005

		Amount	%	Amount	%

($ in millions)
Special mention:
Commercial loans	$2,402	$1,151	92	$1,742	264

Substandard:
Commercial loans	625	(56)	(8)	471	306
Consumer loans	1,168	567	94	714	157

	1,793	511	40	1,185	195

Doubtful:
Commercial loans	25	(7)	(22)	1	4

Total	$4,220	$1,655	65	$2,928	227

The increase in criticized commercial loans is addressed under Commercial Loan Credit Quality on page 64. Higher substandard consumer loans primarily relate to private label credit card receivables and, to a lesser extent, to residential mortgage loans acquired from HSBC Finance Corporation.

Provision and Allowance for Credit Losses

An analysis of the provision for credit losses is provided on page 37 of this Form 10-K.

An analysis of overall changes in the allowance for credit losses and related allowance ratios is presented in the following table.

Year Ended December 31	2007	2006	2005	2004	2003

($ in millions)
Total loans at year end	$94,949	$90,237	$90,342	$84,947	$48,474
Average total loans	89,462	88,853	87,898	60,328	44,187

Allowance for credit losses:
Balance at beginning of year	$897	$846	$788	$399	$493
Allowance related to acquisitions and (dispositions), net	—	(8)	—	485	(15)

Charge offs:
Commercial	147	136	75	54	160
Consumer:
Residential mortgages	70	37	24	15	3
Credit card receivables	935	728	659	65	59
Other consumer loans	117	111	113	23	21

Total consumer loans	1,122	876	796	103	83

Total charge offs	1,269	1,012	871	157	243

Recoveries on loans charged off:
Commercial	28	38	71	60	35
Consumer:
Residential mortgages	1	2	1	2	1
Credit card receivables	198	170	146	8	8
Other consumer loans	37	38	37	8	7

Total consumer loans	236	210	184	18	16

Total recoveries	264	248	255	78	51

Total net charge offs	1,005	764	616	79	192

Provision charged (credited) to income	1,522	823	674	(17)	113

Balance at end of year	$1,414	$897	$846	$788	$399

Allowance ratios:
Total net charge offs to average loans:
Commercial	.38%	.35%	.02%	(.03)%	.63%
Consumer:
Residential mortgages	.18	.08	.05	.04	.01
Credit card receivables	4.12	3.49	3.81	4.69	4.57
Other consumer loans	3.23	2.47	2.41	.73	.75

Total consumer loans	1.53	1.10	.96	.21	.28

Total loans	1.12%	.86%	.70%	.13%	.43%

Year-end allowance to:
Year-end total loans	1.49%	.99%	.94%	.93%	.82%
Year-end total nonaccruing loans (1)	185.08%	243.75%	379.37%	315.20%	109.02%

(1)

The increased allowance for credit losses at the end of 2007, 2006, 2005 and 2004 resulted from the acquisition of the private label credit card receivables from HSBC Finance Corporation. As these receivable balances are typically maintained as accruing until charged off, there were no loan balances included in this portfolio which were classified as nonaccruing, resulting in a significant increase in the ratio of allowance to nonaccruing loans for 2007, 2006, 2005 and 2004 as compared with prior years.

Changes in the allowance for credit losses during 2007 and 2006 by general loan categories, are summarized in the following tables.

Year Ended December 31	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

(in millions)
2007
Balance at beginning of year	$203	$31	$626	$26	$11	$897

Allowance related to dispositions	—	—	—	—	—	—

Charge offs	147	70	935	117	—	1,269
Recoveries	28	1	198	37	—	264

Net charge offs	119	69	737	80	—	1,005

Provision charged to income	196	126	1,108	83	9	1,522

Balance at end of year	$280	$88	$997	$29	$20	$1,414

2006
Balance at beginning of year	$162	$34	$600	$36	$14	$846

Allowance related to dispositions	—	—	(8)	—	—	(8)

Charge offs	136	37	728	111	—	1,012
Recoveries	38	2	170	38	—	248

Net charge offs	98	35	558	73	—	764

Provision charged (credited) to income	139	32	592	63	(3)	823

Balance at end of year	$203	$31	$626	$26	$11	$897

An allocation of the allowance for credit losses by major loan categories is presented in the following table. The 2004 decrease in the unallocated portion noted in the table is due to a refinement in the allowance methodology during that year.

	2007		2006		2005		2004		2003

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

($ in millions)
Commercial	$280	40	$203	33	$162	31	$182	27	$252	39
Consumer:

Residential mortgages	88	37	31	44	34	49	20	55	13	55

Credit card receivables	997	21	626	20	600	17	553	14	54	2
Other consumer	29	2	26	3	36	3	20	4	16	4

Unallocated reserve	20	—	11	—	14	—	13	—	64	—

Total	$1,414	100	$897	100	$846	100	$788	100	$399	100

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses, as well as movements in comparison with prior years, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2006		December 31, 2005

	December 31, 2007	Amount	%	Amount	%

($ in millions)
On-balance sheet allowance:
Specific	$15	$1	7	$6	67
Collective	265	76	40	116	78
Transfer risk	—	—	—	(4)	(100)

	280	77	38	118	73
Unallocated	20	9	82	6	43

Total on-balance sheet allowance	300	86	40	124	70

Off-balance sheet allowance	103	5	5	15	17

Total commercial allowances	$403	$91	29	$139	53

           2007

HUSI’s growth initiatives have resulted in a continuing trend of growth in the size and complexity of the commercial loan portfolio. In addition, certain segments of the economy continue to show signs of slowing, resulting in higher probabilities of default, which is a key driver for credit grading. The resulting net increase in criticized assets, in combination with increased loan balances, resulted in higher specific and collective allowances at December 31, 2007.

Overall, commercial loan credit quality remains stable and well-controlled. Higher total criticized loan balances for 2007 as compared with 2006 (refer to page 61 of this Form 10-K) resulted mainly from downgrades in real estate and middle market exposures. Total nonaccruing commercial loans, as a percentage of total commercial loans, remain low and are flat year over year. Based upon evaluation of the repayment capacity of the obligors, including support from adequately margined collateral, performance on guarantees, and other mitigating factors, impairment is moderately higher in 2007 as compared with 2006, and is adequately reflected in the allowances for specific and collective impairment.

Provisions on commercial loans have increased in 2007, as compared to 2006, primarily due to a change in loan loss reserve methodology for HUSI’s small business revolving line of credit product. Additionally, commercial real estate provisions have increased as a result of customer downgrades. Any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses.

           2006

Criticized asset classifications are based on the risk rating standards of HUSI’s primary regulator. Higher substandard criticized assets (refer to page 61 of this Form 10-K) resulted mainly from downgrades in auto and insurance industry exposures within the Global Banking and Markets business segment, and middle market commercial exposures within CMB. The downgrades resulted in part from changes in the credit metrics for specific credits within these industries and portfolios. Total nonaccruing commercial loans remain low as a percentage of total commercial loans.

During 2006, HUSI’s management began to make more extensive use of available tools to more actively manage net exposure within its corporate loan portfolios with an increased syndication capacity as well as increased use of credit default swaps to economically hedge and reduce certain exposures.

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

December 31	2007	2006

($ in millions)
Accruing credit card receivables contractually past due 90 days or more:
Balance at end of period	$432	$339
As a percent of total credit card receivables	2.23%	1.86%

Allowance for credit losses associated with credit card receivables:
Balance at end of period	$997	$626
As a percent of total credit card receivables	5.14%	3.43%

Net charge offs of credit card receivables:
Total for the year ended	$737	$558
Net charge offs as a percent of annual average credit card receivables	4.12%	3.49%

           2007

The allowance for credit losses associated with credit card receivables increased 59% to $997 million in 2007. Net charge off and provision activity was higher during 2007 as compared to 2006 due to increased private label and MasterCard/Visa credit card receivable balances and to higher delinquencies within these portfolios, which have resulted in a higher collective allowance balance. Additionally, the increased allowance for credit losses associated with credit card receivables reflects a refinement in the methodology used to estimate inherent losses on private label loans less than 30 days delinquent, which increased credit loss reserves by $107 million in the fourth quarter. Underwriting criteria are continually being reviewed and will be modified as necessary based on the current economic environment.

           2006

The allowance for credit losses associated with credit card receivables increased 4% to $626 million for 2006. Net charge off and provision activity during 2006, as well as the allowance balance at December 31, 2006, are generally consistent with increased private label credit card receivable balances (refer to page 52 of this Form 10-K for commentary regarding credit card receivables).

           Residential Mortgage Loan Credit Quality

           2007

The increase in the allowance for credit losses related to residential mortgage loans during 2007 was primarily related to increased delinquencies and charge offs in the portfolio of higher quality nonconforming residential mortgage loans which HUSI purchased from HSBC Finance Corporation in order to hold in the residential mortgage loan portfolio. Also contributing to this increase are delinquencies and charge offs within the Home Equity Line of Credit (HELOC) portfolio, primarily due to continued deterioration in the housing markets. Other prime mortgage loans are also experiencing minimal deterioration.

Additional disclosures regarding certain risk concentrations inherent within the residential mortgage loan portfolio are provided beginning on page 66 of this Form 10-K.

           2006

The allowance for credit losses related to residential mortgage loans decreased 9% during 2006. Lower loan balances resulted in lower allowance requirements during the year. HUSI’s residential mortgage portfolio is primarily comprised of prime mortgage loans, for which credit quality remained strong during 2006 and 2005.

           Reserve for Off-Balance Sheet Exposures

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $105 million and $98 million at December 31, 2007 and 2006, respectively.

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

Outstanding balances of high LTV and interest-only loans are summarized in the following table.

December 31	2007	2006

(in millions)
Residential mortgage loans with high LTV and no mortgage insurance	$2,345	$3,079
Interest-only residential mortgage loans	6,161	7,537

Total	$8,506	$10,616

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude loans held for sale.

December 31	2007	2006

(in millions)
Closed end:
First lien	$28,315	$31,876
Second lien	1,096	474
Revolving:
Second lien	3,082	3,231

Total	$32,493	$35,581

HUSI also offers adjustable rate residential mortgage loans which allow it to adjust pricing on the loan in line with market movements. At December 31, 2007, HUSI had approximately $17.9 billion in adjustable rate residential mortgage loans. In 2008, approximately $2.8 billion of adjustable rate residential mortgage loans will experience their first interest rate reset. In 2009, approximately $8.9 billion of adjustable rate residential mortgage loans will experience their first interest rate reset. As interest rates have risen over the last three years, many adjustable rate loans are expected to require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect the customer’s ability to repay the loan after the adjustment.

Regional exposure at December 31, 2007 for certain loan portfolios is summarized in the following table.

December 31, 2007	Commercial Construction and Other Real Estate Loans	Residential Mortgage Loans	Credit Card Receivables

New York State	51%	26%	10%
North Central United States	3	11	24
North Eastern United States	9	12	14
Southern United States	18	23	28
Western United States	19	28	24

Total	100%	100%	100%

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

	Banks and Other Financial Institutions	Commercial and Industrial	Total

(in millions)
December 31, 2007:
France	$1,562	$21	$1,583
Canada	833	1,011	1,844
United Kingdom	2,697	1,204	3,901
Germany	2,017	60	2,077
Brazil	1,741	715	2,456

	$8,850	$3,011	$11,861

December 31, 2006:
France	$1,782	$49	$1,831
Canada	1,305	793	2,098
United Kingdom	1,738	1,127	2,865

	$4,825	$1,969	$6,794

December 31, 2005:
United Kingdom	$1,497	$970	$2,467

           Credit and Market Risks Associated with Derivative Contracts

Credit (or repayment) risk in derivative instruments is minimized by entering into transactions with high quality counterparties, including other HSBC entities. Counterparties include financial institutions, government agencies, both foreign and domestic, corporations, funds (mutual funds, hedge funds, etc.), insurance companies, including monoline insurance companies, and private clients. These counterparties are subject to regular credit review by the credit risk management department. Most derivative contracts are governed by an International Swaps and Derivatives Association Master Agreement. Depending on the type of counterparty and the level of expected activity, bilateral collateral arrangements may also be required.

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

•

the risk-based capital guidelines compute exposures over the life of derivative contracts. However, many contracts contain provisions that allow a bank to close out the transaction if the counterparty fails to post required collateral, or is downgraded below a certain rating by external ratings agencies, or contracts may be subject to break clauses at specific dates. As a result, these contracts have potential future exposures that are often much smaller than the future exposures derived from the risk-based capital guidelines.

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

December 31	2007	2006

(in millions)
Risk associated with derivative contracts:
Current credit risk exposure	$14,711	$11,398
Future credit risk exposure	74,236	72,447

Total risk exposure	88,947	83,845
Less: collateral held against exposure	(5,148)	(3,989)

Net credit risk exposure	$83,799	$79,856

The table below summarizes the risk profile of the counterparties of HUSI’s on balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral. The exposure in the unrated category are exposures to counterparties that have not been rated by an external rating agency. These counterparties are, however, rated according to HUSI's Internal Credit Rating System and exposure is mostly equivalent to investment grade. Refer to pages 77-79 of this Form 10-K for additional commentary relating to the Internal Credit Rating System.

	Percent of Current Credit Risk Exposure, Net of Collateral

Rating equivalent at December 31	2007	2006

AAA to AA-	52%	46%
A+ to A-	29	31
BBB+ to BBB-	4	15
BB+ to B-	5	4
CCC+ and below	*	*
Unrated	10	4

Total	100%	100%

* Less than .5 percent

HUSI enters into basis trades to monetize the basis difference between a bond and a credit default swap (CDS). In a basis trade, HUSI subscribes newly-issued floating rate investment grade mortgage backed or asset backed securities and contemporaneously buys credit protection from monoline insurers for a premium. The sponsoring monoline provides financial guaranty to HUSI if there is a credit event. When the bond spread is higher than the CDS spread, the basis is “negative” and the trade is described as a negative basis trade. The monolines typically do not post collateral and HUSI trades with monolines based on their credit ratings. As of December 31, 2007, HUSI had approximately $5,911 million notional of CDS under the negative basis arrangements with monolines.

Due to recent downgrades in HUSI’s internal credit ratings of monoline insurance companies (refer to Credit Risk Management beginning on page 77 of this Form 10-K for additional commentary relating to HUSI’s credit rating system), fair value adjustments have been recorded due to counterparty credit exposures. As of December 31, 2007, this exposure totaled $1,083 million. HUSI recorded write-downs on these contracts of approximately $287 million, which reflects the decreased credit quality of these entities and concerns over their ability to perform at December 31, 2007. The exposure relating to monoline insurance companies which are rated CCC+ and below has been fully written down as of December 31, 2007.

Market risk is the adverse effect that a change in market liquidity, interest rates, currency, or implied volatility rates has on the value of a financial instrument. HUSI manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. HUSI also manages the market risk associated with the trading derivatives through hedging strategies that correlate the rates, price and spread movements. HUSI measures this risk daily by using Value at Risk (VAR) and other methodologies. Refer to Market Risk Management, beginning on page 84 of this Form 10-K, for commentary regarding the use of VAR analyses to monitor and manage interest rate and other market risks.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

As part of its normal operations, HUSI enters into various off-balance sheet arrangements with affiliates and third parties. These arrangements arise principally in connection with HUSI’s lending and client intermediation activities and involve primarily extensions of credit and guarantees.

As a financial services provider, HUSI routinely extends credit through loan commitments and lines and letters of credit and provides financial guarantees, including derivative transactions that meet the definition of a guarantee under FIN 45. The contractual amounts of these financial instruments represent HUSI’s maximum possible credit exposure in the event that a counterparty draws down the full commitment amount or HUSI is required to fulfill its maximum obligation under a guarantee.

The following table presents total contractual amounts and maturity information related to HUSI’s off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default; as a result, HUSI believes that the contractual amount is not representative of the actual future credit exposure or funding requirements. Descriptions of the various arrangements follow the table.

	Balance at December 31, 2007

	One	Over One	Over		Balance at
	Year	Through	Five		December 31,
	or Less	Five Years	Years	Total	2006

(in millions)
Standby letters of credit, net of participations (1)	$6,527	$2,371	$123	$9,021	$7,259
Commercial letters of credit	818	116	—	934	795

Credit derivatives considered guarantees (2)	20,854	406,684	222,705	650,243	431,631
Other commitments to extend credit:
Commercial	30,640	25,204	3,197	59,041	55,862
Consumer	10,053	—	—	10,053	9,627

Total	$68,892	$434,375	$226,025	$729,292	$505,174

(1)	Includes $598 million and $542 million issued for the benefit of HSBC affiliates at December 31, 2007 and 2006, respectively.

(2)	Includes $98,250 million and $71,908 million issued for the benefit of HSBC affiliates at December 31, 2007 and 2006, respectively.

Letters of Credit

HUSI may issue a letter of credit for the benefit of a customer, authorizing a third party to draw on the letter for specified amounts under certain terms and conditions. The issuance of a letter of credit is subject to HUSI’s credit approval process and collateral requirements. HUSI issues two types of letters of credit, commercial and standby.

•

A commercial letter of credit is drawn down on the occurrence of an expected underlying transaction, such as the delivery of goods. Upon the occurrence of the transaction, the amount drawn under the commercial letter of credit is recorded as a receivable from the customer in other assets and as a liability to the vendor in other liabilities until settled.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of HUSI’s “stand ready obligation to perform” under these guarantees, amounting to $25 million and $21 million at December 31, 2007 and 2006, respectively. Fees are recognized ratably over the term of the standby letter of credit. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $27 million and $25 million at December 31, 2007 and 2006, respectively.

Credit Derivatives Considered Guarantees

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

Other Commitments to Extend Credit

Other commitments to extend credit include arrangements whereby HUSI is contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments comprise unused credit card lines and commitments to extend credit secured by residential properties. HUSI has the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with its commercial lending activities, HUSI provides liquidity support to a number of multi-seller and single-seller asset backed commercial paper conduits (ABCP conduits) sponsored by affiliates and third parties. These ABCP conduits and HUSI’s variable interests in them are more fully described in Note 27 Variable Interest Entities beginning on page 155 of this Form 10-K.

HUSI provides liquidity support to ABCP conduits in the form of liquidity loan agreements and liquidity asset purchase agreements. Liquidity facilities provided to multi-seller conduits support transactions associated with a specific seller of assets to the conduit and HUSI would only be required to provide support in the event of certain triggers associated with those transactions and the underlying assets. Liquidity facilities provided to single-seller conduits are not identified with specific transactions or assets and HUSI would be required to provide support upon occurrence of certain triggers that generally affect the conduit as a whole. HUSI’s obligations are generally pari passu with that of other institutions that also provide liquidity support to the same conduit or for the same transactions. HUSI does not provide any program-wide credit enhancements to ABCP conduits.

Under the terms of these liquidity agreements, the ABCP conduits may call upon HUSI to lend money or to purchase certain assets upon the occurrence of certain trigger events. These trigger events are generally limited to market disruptions and declines in the value of the underlying assets that result in an inability of the ABCP conduit to issue new commercial paper to replace maturing commercial paper. With regard to a multi-seller liquidity facility, the maximum amount that HUSI could be required to advance upon the occurrence of a trigger event is generally limited to the lesser of the amount of outstanding commercial paper related to the supported transaction and the balance of the assets underlying that transaction adjusted by a funding formula that excludes defaulted and impaired assets. Under a single-seller liquidity facility, the maximum amount that HUSI and other liquidity providers could be required to advance is also generally limited to each provider’s pro-rata share of the lesser of the amount of outstanding commercial paper and the balance of unimpaired performing assets held by the conduit. As a result, the maximum amount that HUSI would be required to fund may be significantly less than the maximum contractual amount specified by the liquidity agreement.

The tables below present information on HUSI’s liquidity facilities with ABCP conduits at December 31, 2007 excluding facilities with certain multi-seller ABCP conduits that are subject to agreements affecting HUSI’s obligations and which are separately discussed in the commentary following the tables. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases HUSI could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that HUSI suffers a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, HUSI believes that this measure significantly overstates its expected loss exposure.

		Conduit Assets (1)		Conduit Funding (1)

Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)

($ in millions)
HSBC affiliate sponsored (multi-seller)	$9,301	$6,502	37	$6,499	24
Third-party sponsored:
Multi-seller	296	296	60	296	3
Single-seller	1,149	26,227	37	24,837	35

Total	$10,746	$33,025		$31,632

(1)

For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by HUSI’s liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

	Average Asset Mix	Average Credit Quality (1)

Asset Class		Aaa	Aa	A

Multi-seller conduits
Debt securities backed by:
Credit card receivables	29%	59%		41%
Auto loans and leases	26			100%
Trade receivables	20	22%	18%	60%
Other securities	11	100%
Capital calls	4			100%
Collateralized debt obligations	3	100%
Mortgages	3			100%
Auto dealer floor plan loans	3			100%
Consumer loans	1			100%

Total	100%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	82%	98%	2%
Commercial property leases	2			100%
Loans and trade receivables:
Auto loans and leases	16		100%

Total	100%

(1)	Credit quality is based on Standard and Poor’s ratings at December 31, 2007 except for loans and trade receivables held by single-seller conduits, which are based on HUSI’s internal ratings.

HUSI receives fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to HUSI’s normal underwriting and risk management processes.

During the second half of 2007, asset backed commercial paper markets experienced a decline in liquidity as concerns surrounding U.S. sub-prime residential mortgages spilled over into other credit markets. As a result, issuers of asset backed commercial paper found it increasingly difficult to refinance maturing commercial paper and many found it necessary to draw on liquidity facilities or obtain additional support in other forms. Despite market difficulties, none of the ABCP conduits included in the tables above drew on the liquidity facilities provided by HUSI during 2007. HUSI did, however, provide support to several HSBC-affiliate sponsored ABCP conduits by purchasing up to $1.16 billion of A-1/P-1 rated commercial paper issued by them. The majority of commercial paper purchased was repaid upon maturity, although HUSI continued to hold $306 million of such paper at December 31, 2007.

As noted, the tables above do not include information on liquidity facilities that HUSI provides to certain multi-seller ABCP conduits that are subject to agreements affecting HUSI’s contractual obligations under the facilities. As a result of difficulties in the asset backed commercial paper markets, HUSI entered into various agreements during the second half of 2007 that modified its obligations with respect to these facilities. Under one of these agreements, known as the Montreal Accord, the adhering parties agreed not to trade, trigger default provisions, pursue liquidity or collateral calls, or exercise security rights over assets held by the covered conduits while they work to restructure outstanding commercial paper into longer-term securities. Separately, HUSI agreed to purchase and hold a specified amount of commercial paper issued by certain conduits covered by HUSI liquidity facilities. While the parties to these arrangements also agreed not to trigger defaults, make liquidity calls, or exercise security rights,  the sponsors of these conduits agreed to meet certain collateral calls made by HUSI. As of December 31, 2007, one of the conduits subject to the Montreal Accord had been restructured and, as a result, HUSI no longer had any obligation to, or amounts due from, the restructured conduit. At December 31, 2007, the total amount of liquidity facilities HUSI provided to multi-seller ABCP conduits subject to and awaiting restructure under the various agreements was $1.4 billion (net of participations of $414 million, which includes a $312 million participation that expired on December 31, 2007), of which $10 million had been funded. Additionally, HUSI is a party to various derivative transactions with these conduits. The current exposure to these contracts is fully collateralized. Commercial paper purchased and held by HUSI in connection with these agreements was $408 million at December 31, 2007 and is reported in securities available for sale.

In addition to the facilities provided to ABCP conduits, HUSI also provides a $50 million liquidity facility to a third-party sponsored multi-seller structured investment vehicle (SIV). This SIV and HUSI’s involvement with it is more fully described in Note 27 Variable Interest Entities beginning on page 155 of this Form 10-K. At December 31, 2007, $19 million of this facility had been funded and is recorded in loans on HUSI’s balance sheet. The funded and unfunded amounts related to this liquidity facility were considered in the determination of HUSI’s allowance for loan losses and its reserve for off-balance sheet exposures, respectively, at December 31, 2007. In January 2008, HUSI funded the remainder of the facility and, as a result of a significant downgrade in the borrower’s credit rating, recorded a specific allowance against the fully drawn facility.

           Money Market Funds

HUSI has established and manages a number of constant net asset value (CNAV) money market funds that invest in shorter-dated highly-rated money market securities to provide investors with a highly liquid and secure investment. These funds price the assets in their portfolio on an amortized cost basis, which enables them to create and liquidate shares at a constant price. The funds, however, are not permitted to price their portfolios at amortized cost if that amount varies by more than 50 basis points from the portfolio’s market value. In that case, the fund would be required to price its portfolio at market value and consequently would no longer be able to create or liquidate shares at a constant price.

At December 31, 2007, one of HUSI’s sponsored CNAV funds, which had total net assets of $7.6 billion, held $558 million of investments issued by SIVs. As a result of recent market conditions and rating agency actions, these investments have experienced declines in market value. HUSI has no legal obligation, and currently has no plan, to offer financial support to this fund in the event that it is unable to maintain a constant net asset value as a result of becoming unable to value its assets at amortized cost. This fund has, however, received support from an affiliate of HUSI, which in January 2008 provided a letter of limited indemnity in relation to certain of the fund’s SIV investments.

HUSI does not consolidate the CNAV funds it sponsors as they are not VIEs and HUSI does not hold a majority voting interest.

Contractual Obligations

Obligations to make future payments under contracts are presented in the following table.

December 31, 2007	One Year or Less	Over One Through Five Years	Over Five Years	Total

(in millions)
Subordinated long-term debt and perpetual capital notes (1)	$250	$779	$4,726	$5,755
Other long-term debt, including capital lease obligations (1)	8,628	8,851	5,102	22,581
Pension and other postretirement benefit obligations (2)	62	287	471	820
Minimum future rental commitments on operating leases (3)	106	362	288	756
Purchase obligations (4)	83	31	—	114

Total	$9,129	$10,310	$10,587	$30,026

(1)	Represents future principal payments related to debt instruments included in Note 15 of the consolidated financial statements beginning on page 128 of this Form 10-K.

(2)

Represents estimated future employee service expected to be paid based on assumptions used to measure HUSI’s benefit obligation at December 31, 2007. See Note 23 of the consolidated financial statements beginning on page 144 of this Form 10-K.

(3)

Represents expected minimum lease payments under noncancellable operating leases for premises and equipment included in Note 25 of the consolidated financial statements beginning on page 152 of this Form 10-K.

(4)

Represents binding agreements for facilities management and maintenance contracts, custodial account processing services, internet banking services, consulting services, real estate services and other services.

Risk Management

Overview

Some degree of risk is inherent in virtually all of HUSI’s activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI’s businesses, it is addressed below as a separate functional discipline. During 2007, there were no significant changes to the policies or approach for managing various types of risk, although HUSI continues to monitor current market conditions and will adjust risk management policies and procedures if deemed necessary.

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

Risk management oversight begins with HUSI’s Board of Directors and its various committees, principally the Audit Committee. Specific oversight of various risk management processes is provided by the Risk Management Committee, which was assisted by three principal subcommittees through 2007:

•	the Asset and Liability Policy Committee;

•	the Operational Risk Management Committee; and

•	the Credit Risk Committee.

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

Day-to-day management of credit risk is performed by the Co-Chief Credit Officers. For retail consumer loan portfolios, such as credit cards, installment loans, and residential mortgages, the consumer credit management skills and tools of HSBC Finance Corporation are leveraged. Day-to-day management of interest rate and market risk is centralized principally under the Treasurer. Operational, fiduciary, and compliance risk is decentralized and is the responsibility of each business and support unit. However, for all risk types, there are independent risk specialists that set standards, develop new risk methodologies, maintain central risk databases, and conduct reviews and analysis. The Chief Operating Officer, the Co-Chief Credit Officers and the Executive Vice President for Compliance and Anti-Money Laundering provide day-to-day oversight of these activities and work closely with internal audit and senior risk specialists at HNAH and HSBC.

Economic and Regulatory Capital

           Economic Capital

Economic capital is defined as the amount of capital required to sustain a business through a complete business cycle, enabling the business to absorb unexpected losses and thus limit the probability of insolvency. Economic capital is measured at the business unit level based on four categories of risk:

•	Credit risk

•	Operational risk

•	Market risk

•	Interest rate risk

HUSI has begun a process to quantify additional risks, beyond the few risks quantified under economic capital. The quantification process is undertaken in conjunction with the HBUS Internal Capital Adequacy Assessment Process (ICAAP), and will include an evaluation of risks such as pension risk, liquidity risk, business risk, strategic risk and other risks. ICAAP is being developed in conjunction with the HBUS adoption of the Basel II framework as adopted by the U.S. Regulators.

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

Economic capital is an internal measure developed by HUSI based on its unique set of diverse businesses, risk appetites, and management practices. In 2004, HUSI began to calculate economic capital from statistical analyses of possible losses related to credit, market, interest rate and operational risk. HUSI calculates economic capital sufficient to cover losses over a one year time horizon at a 99.95% confidence level. This is consistent with HBUS’s “AA” rating, as “AA” rated credits have historically defaulted at a rate of about .05% per year. The one year time horizon is also consistent with traditional planning and budgeting time horizons. Quantification of possible losses related to fiduciary and reputational risk, are broadly covered under the credit, market and operational risk measurements.

           Basel Capital Standards

In December 2007, U.S. regulators published a final rule regarding Risk-Based Capital Standards. This final rule represents the U.S. adoption of the Basel II Capital Accord. The final rule will become effective April 1, 2008, and requires HUSI to adopt its provisions no later than April 1, 2011. Final adoption must be preceded by a parallel run period of at least four quarters.

An implementation plan for the new rule must be presented to the HUSI Board of Directors prior to October 1, 2008, in compliance with the final rule. The implementation plan will detail HUSI’s readiness for adopting the new standard, as well as the expected timing for adoption.

In addition, HUSI continues to support the HSBC Group implementation of the Basel II framework, as adopted by the Financial Services Authority (FSA). HUSI supplies data regarding credit risk, operational risk, and market risk to support the Group’s regulatory capital and risk weighted asset calculations. Revised FSA capital adequacy rules for the HSBC Group became effective January 1, 2008.

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

While credit risk exists widely within HUSI, diversification among various commercial and consumer portfolios helps HUSI to lessen risk exposure. Analysis of HUSI’s credit quality begins on page 59 of this Form 10-K.

HUSI assesses, monitors and controls credit risk with formal standards, policies and procedures. An independent Credit Risk function is maintained under the direction of Co-Chief Credit Officers, who report directly to the Chief Executive Officer of HUSI.

The responsibilities of the credit risk function include:

•

Formulating credit risk policies - HUSI’s policies are designed to ensure that various retail and commercial business units operate within clear standards of acceptable credit risk. HUSI’s policies ensure that the HSBC standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the Audit Committee.

•

Approving new credit exposures and independently assessing large exposures annually - The Co-Chief Credit Officers delegate credit authority to various lending units throughout HUSI. However, most large credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Co-Chief Credit Officers. In addition, the Co-Chief Credit Officers coordinate the approval of material credits with HSBC Group Credit Risk which, subject to certain agreed-upon limits, will review and concur on material new and renewal transactions.

•

Maintaining and developing the governance and operation of HUSI’s risk rating system - HUSI utilizes a two-dimensional credit risk rating system in order to categorize exposures meaningfully and enable focussed management of the risks involved. This ratings system is comprised of a 22 category Customer Risk Rating which considers the probability of default of an obligor and a separate assessment of a transaction’s potential loss given default. Rating methodologies are based upon a wide range of analytics and market data-based tools, which are core inputs to the assessment of counterparty risk. Although automated risk rating processes are increasingly used, for larger facilities the ultimate responsibility for setting risk grades rests in each case with the final approving executive. Risk grades are reviewed frequently and amendments, where necessary, are implemented promptly.

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

•

Monitoring portfolio performance - HUSI has implemented a credit data warehouse to centralize the reporting of its credit risk, support the analysis of risk using tools such as economic capital, and to calculate its credit loss reserves. This data warehouse also supports HSBC’s wider effort to meet the requirements of Basel II and to generate credit reports for management and the Board of Directors.

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

•

Overseeing retail credit risk - Each retail business unit is supported by dedicated advanced risk analytics units. The Co-Chief Credit Officers provide independent oversight of credit risk associated with these retail portfolios and is supported by expertise from HNAH’s Retail Credit Management unit.

•

Chairing the Credit Risk Management Committee - The Co-Chief Credit Officers chair the Credit Risk Management Committee, which is responsible for strategic and collective oversight of the scope of risk taken, the adequacy of the tools used to measure it, and the adequacy of reporting.

Asset/Liability Management

Asset and liability management includes management of liquidity, interest rate and market risk. Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself. Market risk includes both interest rate and trading risk. Interest rate risk is the potential impairment of net interest income due to mismatched pricing between accrual accounted assets and liabilities. Market risk is the potential for losses in daily mark to market positions (mostly trading) due to adverse movements in money, foreign exchange, equity or other markets. In managing these risks, HUSI seeks to protect both its income stream and the value of its assets.

HUSI has substantial, but historically well controlled, interest rate risk in large part as a result of its portfolio of residential mortgages and mortgage backed securities, which consumers can prepay without penalty, and its large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of relatively low cost funds. Market risk exists principally in treasury businesses and to a lesser extent in the residential mortgage business where mortgage servicing rights and the pipeline of forward mortgage sales are hedged. HUSI has little foreign currency exposure from investments in overseas operations, which are limited in scope. Total equity investments, excluding stock owned in the Federal Reserve and New York Federal Home Loan Bank, represent less than 4% of total available for sale securities.

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

Liquidity Risk Management

Liquidity risk is the risk that an institution will be unable to meet its obligations as they become due because of an inability to liquidate assets or obtain adequate funding. Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time, while maintaining routine operations and market confidence. HUSI plans its market funding in conjunction with HSBC Finance Corporation and HSBC, as the markets increasingly view debt issuances from the separate companies within the context of their common parent company. Liquidity management is performed at HUSI and at HBUS. Each entity is required to have sufficient liquidity for a crisis situation. ALCO is responsible for the development and implementation of related policies and procedures to ensure that the minimum liquidity ratios and a strong overall liquidity position are maintained.

In carrying out this responsibility, ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at HUSI’s disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. HUSI’s liquidity management approach includes increased deposits, potential sales (e.g. residential mortgage loans), and securitizations/conduits (e.g. credit cards) in liquidity contingency plans. In addition, ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. It must also maintain a liquidity management contingency plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on HUSI’s business and customer relationships. In the event of a cash flow crisis, HUSI’s objective is to fund cash requirements without access to the wholesale unsecured funding market for at least one year. Contingency funding needs will be satisfied primarily through the sale of the investment portfolio and liquidation of the residential mortgage portfolio. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage portfolio may be sold, securitized, or used for collateral at the FHLB to increase borrowings.

Deposits from a diverse mix of “core” retail, commercial and public sources and online savings accounts represent a significant, cost-effective and stable source of liquidity under normal operating conditions. Total deposits increased $14 billion and $13 billion during 2007 and 2006, respectively. Online savings account growth was $4 billion and $6 billion for 2007 and 2006, respectively.

HUSI’s ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At December 31, 2007, HUSI and HBUS maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS *

HUSI:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA-	AA	AA

HBUS:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa2	AA	AA	AA

* Dominion Bond Rating Service.

Numerous factors, internal and external, may impact HUSI’s access to and costs associated with issuing debt in the global capital markets. These factors include HUSI’s debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of HUSI’s management of credit risks inherent in its customer base.

Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for HUSI. Additional liquidity is provided by debt securities. Approximately $5 billion of debt securities in this portfolio at December 31, 2007 are expected to mature in 2008. The remaining $18 billion of debt securities not expected to mature in 2008 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through HUSI’s ability to sell or securitize loans in secondary markets through whole-loan sales and securitizations. In 2007, HUSI sold residential mortgage loans of approximately $15 billion. The amount of residential mortgage loans and credit card receivables available to be sold or securitized totaled approximately $51 billion at December 31, 2007.

The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets would be used to supplement liquidity derived from liabilities only in a crisis scenario.

It is the policy of HBUS to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is that which is physically maintained at the Federal Reserve, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary. Further liquidity is available from the Federal Home Loan Bank of New York. As of December 31, 2007, HUSI had outstanding advances of $5.5 billion. HUSI has access to further borrowings based on the amount of mortgages pledged as collateral to the FHLB.

As of December 31, 2007, dividends from HBUS to HUSI would require the approval of the OCC, in accordance with 12 USC 60. Refer to Note 19 for further details. In determining the extent of dividends to pay, HBUS must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.

HUSI filed a shelf registration statement with the Securities and Exchange Commission in April 2006, under which it may issue debt securities, preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units. HUSI satisfies the eligibility requirements for designation as a “well-known seasoned issuer” which allows it to file a registration statement that does not have a limit on issuance capacity. HUSI’s ability to issue debt under the registration statement is limited by the debt issuance authority granted by the Board. HUSI is currently authorized to issue up to $7 billion, of which $6.2 billion is available. During 2007, HUSI issued $.4 billion of senior debt from this shelf.

In December 2006, HBUS increased the size of its Global Bank Note Program from $20 billion to $40 billion, which provides for issuance of subordinated and senior notes. Borrowings from the Global Bank Note Program totaled $1.5 billion in 2007, of which $.5 billion was subordinated. There is approximately $21 billion of availability remaining.

At December 31, 2007, HUSI also had a $2.5 billion back-up credit facility for issuances of commercial paper.

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

The following table shows the repricing structure of assets and liabilities as of December 31, 2007. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting “gaps” are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year end, and one-day figures can be distorted by temporary swings in assets or liabilities.

December 31, 2007	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

(in millions)
Commercial loans	$35,100	$2,034	$700	$89	$37,923
Residential mortgages	17,179	13,851	2,713	1,637	35,380
Credit card receivables	13,140	6,275	—	—	19,415
Other consumer loans	1,285	945	1	—	2,231

Total loans	66,704	23,105	3,414	1,726	94,949

Securities available for sale and securities held to maturity	5,633	6,689	4,851	5,680	22,853
Other assets	66,837	2,884	850	—	70,571

Total assets	139,174	32,678	9,115	7,406	188,373

Domestic deposits (1):
Savings and demand	42,027	9,387	10,043	—	61,457
Certificates of deposit	15,007	573	129	68	15,777
Long-term debt	23,222	2,939	1,657	450	28,268
Other liabilities/equity	73,604	8,743	—	524	82,871

Total liabilities and equity	153,860	21,642	11,829	1,042	188,373

Total balance sheet gap	(14,686)	11,036	(2,714)	6,364	—

Effect of derivative contracts	2,757	(1,043)	(189)	(1,525)	—

Total gap position	$(11,929)	$9,993	$(2,903)	$4,839	$—

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

Refer to Market Risk Management, beginning on page 84 of this Form 10-K, for commentary regarding the use of VAR analyses to monitor and manage interest rate and other market risks.

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

           Present Value of a Basis Point (PVBP)

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2007.

December 31, 2007	Values

(in millions)
Institutional PVBP movement limit	$6.5
PVBP position at period end	.9

          Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point gradual rate increase or decrease. The following table reflects the economic value of equity position at December 31, 2007.

December 31, 2007	Values (%)

Institutional economic value of equity limit	+/-	20
Projected change in value (reflects projected rate movements on January 1, 2008):
Change resulting from a gradual 200 basis point increase in interest rates		(5)
Change resulting from a gradual 200 basis point decrease in interest rates		(6)

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

December 31, 2007	Amount	%

($ in millions)
Projected change in net interest income (reflects projected rate movements on January 1, 2008):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 200 basis point increase in the yield curve	$(251)	(7)
Change resulting from a gradual 200 basis point decrease in the yield curve	153	4
Change resulting from a gradual 100 basis point increase in the yield curve	(122)	(3)
Change resulting from a gradual 100 basis point decrease in the yield curve	93	2

Other significant scenarios monitored (reflects projected rate movements on January 1, 2008):
Change resulting from an immediate 100 basis point increase in the yield curve	(179)	(5)
Change resulting from an immediate 100 basis point decrease in the yield curve	117	3
Change resulting from an immediate 200 basis point increase in the yield curve	(366)	(10)
Change resulting from an immediate 200 basis point decrease in the yield curve	129	3

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

           Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital balances and ratios. The mark to market valuation of available for sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of December 31, 2007, HUSI had an available for sale securities portfolio of approximately $20 billion with a net negative mark to market of $314 million included in tangible common equity of $7 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $138 million to a net loss of $452 million with the following results on the tangible capital ratios.

December 31, 2007	Actual	Proforma – Reflecting 25 Basis Points Increase in Rates

Tangible common equity to tangible assets	3.93%	3.89%
Tangible common equity to risk weighted assets	5.39	5.33

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

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and controlled using a complementary set of techniques, including VAR and various techniques for monitoring interest rate risk (refer to pages 81-83 of this Form 10-K). These techniques quantify the impact on capital of defined market movements.

Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased for securitizations and within the mortgage banking subsidiary included within the PFS business segment. Portfolios include foreign exchange, derivatives, precious metals (gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The following table summarizes trading VAR for 2007.

		Full Year 2007
	December 31, 2007				December 31, 2006
		Minimum	Maximum	Average

Total trading	$25	$9	$32	$18	$9
Precious metals	2	*	4	1	2
Equities	*	*	4	*	*
Foreign exchange	3	—	3	1	2
Interest rate	17	7	38	16	13

*	Less than $500 thousand.

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during calendar year 2007. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the 2007 gain (loss) data shows that the largest daily gain was $114 million and the largest daily loss was $33 million.

Ranges of daily Treasury trading revenue earned from market risk-related activities	Below $(5)	$ (5) to $0	$ 0 to $5	$ 5 to $10	Over $10

($ in millions)
Number of trading days market risk-related revenue was within the stated range	39	58	92	38	23

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

The following table summarizes non-trading VAR for 2007, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

		Full Year 2007
	December 31, 2007				December 31, 2006
		Minimum	Maximum	Average

(in millions)
Interest rate	$46	$18	$56	$33	$24

           Trading Activities – HSBC Mortgage Corporation (USA)

HSBC Mortgage Corporation (USA) is HUSI’s mortgage banking subsidiary. Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.

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

December 31, 2007	Value

(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on January 1, 2008):
Value of hedged MSRs portfolio	$494
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	3
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	1
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	5

           Economic Value of MSRs

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

          Hedge Volatility

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during calendar year 2007. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4

($ in millions)
Number of trading weeks market risk-related revenue was within the stated range	12	12	20	4	4

Operational Risk

Operational risk is the risk of loss arising through fraud, unauthorized activities, error, omission, inefficiency, system failure or from external events. It is inherent in every business organization and covers a wide spectrum of issues.

HUSI has established an independent Operational Risk Management discipline. The Operational Risk Management Committee, chaired by the Chief Operating Officer, is responsible for oversight of the operational risks being taken, the analytic tools used to monitor those risks, and reporting. Results from this Committee are communicated to the Risk Management Committee and subsequently to the Audit Committee of the Board of Directors. Business unit line management is responsible for managing and controlling all risks and for communicating and implementing all control standards. A Corporate Operational Risk Coordinator provides functional oversight by coordinating the following activities:

•	maintaining a network of business line Operational Risk Coordinators;

•	developing scoring and risk assessment tools and databases;

•	providing training and developing awareness; and

•	independently reviewing and reporting the assessments of operational risks.

Management of operational risk includes identification, assessment, monitoring, control and mitigation, rectification and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the Operational Risk Management process have been communicated by issuance of a high level standard. Key features within the standard that have been addressed in HUSI’s Operational Risk Management program include:

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

Analysis of primary types of operational risks reflects a 60% concentration in process risk. The remaining 40% is divided fairly equally between the other three primary operational risk types - systems, people and external events. The same percent distribution of primary operational risk types applies for the higher or more critical operational risks. Within the process risk type, approximately 85% of this risk is concentrated within internal and external reporting and payment/settlement/delivery risk.

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

Oversight of the Compliance Risk Management Program is provided by the Audit Committee of the Board of Directors through the Risk Management Committee. The effectiveness of the overall compliance program was overseen and counsel was provided to line and compliance management on major potential issues, strategic policy-making decisions and reputational risk matters. Internal audit, through continuous monitoring and periodic audits, tests the effectiveness of the overall Compliance Risk Management Program.

The Compliance Risk Management program elements include identification, assessment, monitoring, control and mitigation of the risk and timely resolution of the results of risk events. The execution of the Program is generally performed by line management, with oversight provided by Corporate Compliance. Controls for mitigating compliance risk are incorporated into business operating policies and procedures. Processes are in place to ensure controls are appropriately updated to reflect changes in regulatory requirements as well as changes in business practices, including new or revised products, services and marketing programs. A wide range of compliance training is provided to relevant staff, including mandated programs for such areas as anti-money laundering, fair lending and privacy.

The independent Corporate Compliance function is comprised of units focusing on General Compliance and Anti-Money Laundering (AML) compliance, as well as various compliance teams supporting specific business units. The Corporate Compliance function is responsible for the following activities:

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

Fiduciary Risk

Fiduciary risk is the risk associated with offering services honestly and properly to clients in a fiduciary capacity in accordance with Regulation 12 CFR 9, Fiduciary Activity of National Banks. Fiduciary capacity is defined in the regulation as:

•	serving traditional fiduciary duties such as trustee, executor, administrator, registrar of stocks and bonds, guardian, receiver or assignee;

•	providing investment advice for a fee; or

•	processing investment discretion on behalf of another.

Fiduciary risks, as defined above, reside in Private Banking businesses (including Investment Management, Personal Trust, Custody, Middle Office Operations) and other business lines outside of Private Banking (including Corporate Trust). However, HUSI’s Fiduciary Risk Management infrastructure is also responsible for fiduciary risks associated with certain SEC regulated Registered Investment Advisors (RIA), which lie outside of the traditional regulatory fiduciary risk definition for banks. The fiduciary risks present in both banking and RIA business lines almost always occur where HUSI is entrusted to handle and execute client business affairs and transactions in a fiduciary capacity. HUSI’s policies and procedures for addressing fiduciary risks generally address various risk categories including suitability, conflicts, fairness, disclosure, fees, AML, operational, safekeeping, efficiencies, etc.

Oversight for the Fiduciary Risk Management function falls to the Fiduciary Risk Management Committee of the Risk Management Committee. This committee is chaired by the Managing Director - Private Banking. The Senior Vice President - Fiduciary Risk is responsible for an independent Fiduciary Risk Management Unit that is responsible for day to day oversight of the Fiduciary Risk Management function. The main goals and objectives of this unit include:

•	development and implementation of control self assessments, which have been completed for all fiduciary businesses;

•

developing, tracking and collecting rudimentary key risk indicators (KRIs), and collecting data regarding errors associated with these risks. KRIs for each fiduciary business are in the process of being expanded;

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

The Crisis Management Framework works in tandem with the HNAH Corporate Contingency Planning Policy, business continuity plans and key business continuity committees to manage events. The North American Crisis Management Committee, a 24/7 standing committee, is activated to manage the Crisis Management process in concert with senior HUSI management. This committee provides critical strategic management of business continuity crisis issues, risk management, communication, coordination and recovery management. In particular, the HNAH Crisis Management Committee has implemented an enterprise-wide plan, response and communication approach for pandemic preparedness. This was tested in 2007 as part of the U.S. Pandemic Simulations exercise. Tactical management of business continuity issues is handled by the Corporate and Local Incident Response Teams in place at each major site. HUSI also has designated an Institutional Manager for Business Continuity who plays a key role on the Crisis Management Committee. All major business and support functions have a senior representative assigned to HUSI’s Business Continuity Planning Committee, which is chaired by the Institutional Manager.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Refer to pages 81-87 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for commentary and analysis regarding “Interest Rate Risk Management” and “Market Risk Management”.

This page is intentionally left blank.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES - THREE YEARS

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders’ equity, together with their respective interest amounts and rates earned or paid on a taxable equivalent basis.

	2007

(in millions)	Balance	Interest	Rate*

Assets
Interest bearing deposits with banks	$5,557	$309	5.56%
Federal funds sold and securities purchased under resale agreements	11,671	610	5.23
Trading assets	11,380	633	5.56
Securities	23,156	1,221	5.27
Loans
Commercial	31,396	2,017	6.42
Consumer:
Residential mortgages	37,694	2,042	5.42
Credit cards	17,897	1,764	9.86
Other consumer	2,475	249	10.07

Total consumer	58,066	4,055	6.99

Total loans	89,462	6,072	6.79

Other	3,977	221	5.57

Total earning assets	145,203	$9,066	6.24%

Allowance for credit losses	(1,006)
Cash and due from banks	3,019
Other assets	24,713

Total assets	$171,929

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$43,228	$1,376	3.18%
Other time deposits	22,651	1,267	5.60
Deposits in foreign offices
Foreign banks deposits	9,863	454	4.61
Other time and savings.	15,490	743	4.80

Total interest bearing deposits	91,232	3,840	4.21

Short-term borrowings	9,838	357	3.63
Long-term debt	28,629	1,443	5.04

Total interest bearing liabilities	129,699	5,640	4.35

Net interest income / Interest rate spread		$3,426	1.89%

Noninterest bearing deposits	13,737
Other liabilities	16,430
Total shareholders’ equity	12,063

Total liabilities and shareholders’ equity	$171,929

Net interest margin on average earning assets			2.36%

Net interest margin on average total assets			1.99%

* Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the years ended December 31, 2007, 2006 and 2005 included fees of $40 million, $53 million and $47 million, respectively.

	2006

(in millions)	Balance	Interest	Rate*

Assets
Interest bearing deposits with banks	$3,927	$225	5.73%
Federal funds sold and securities purchased under resale agreements	10,326	526	5.10
Trading assets	10,893	418	3.84
Securities	22,177	1,145	5.16
Loans
Commercial	28,080	1,764	6.28
Consumer:
Residential mortgages	41,826	2,211	5.29
Credit cards	15,987	1,329	8.31
Other consumer	2,960	268	9.07

Total consumer	60,773	3,808	6.27

Total loans	88,853	5,572	6.27

Other	1,569	91	5.78

Total earning assets	137,745	$7,977	5.79%

Allowance for credit losses	(932)
Cash and due from banks	3,977
Other assets	22,033

Total assets	$162,823

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$34,910	$981	2.81%
Other time deposits	24,134	1,152	4.77
Deposits in foreign offices
Foreign banks deposits	8,020	392	4.89
Other time and savings.	14,127	588	4.16

Total interest bearing deposits	81,191	3,113	3.83

Short-term borrowings	10,131	300	2.96
Long-term debt	29,484	1,457	4.94

Total interest bearing liabilities	120,806	4,870	4.03

Net interest income / Interest rate spread		$3,107	1.76%

Noninterest bearing deposits	12,869
Other liabilities	17,111
Total shareholders’ equity	12,037

Total liabilities and shareholders’ equity.	$162,823

Net interest margin on average earning assets			2.26%

Net interest margin on average total assets			1.91%

	2005

(in millions)	Balance	Interest	Rate*

Assets
Interest bearing deposits with banks	$3,577	$120	3.35%
Federal funds sold and securities purchased under resale agreements	5,481	190	3.48
Trading assets	7,234	275	3.80
Securities	19,024	899	4.73
Loans
Commercial	24,192	1,233	5.10
Consumer:
Residential mortgages	47,093	2,321	4.93
Credit cards	13,455	812	6.04
Other consumer	3,158	264	8.36

Total consumer	63,706	3,397	5.33

Total loans	87,898	4,630	5.27

Other	647	32	4.95

Total earning assets	123,861	$6,146	4.96%

Allowance for credit losses	(910)
Cash and due from banks	3,717
Other assets	20,508

Total assets	$147,176

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$25,536	$318	1.25%
Other time deposits	25,845	822	3.18
Deposits in foreign offices
Foreign banks deposits	8,440	255	3.03
Other time and savings.	14,173	376	2.65

Total interest bearing deposits	73,994	1,771	2.39

Short-term borrowings	10,868	270	2.48
Long-term debt	25,274	1,025	4.06

Total interest bearing liabilities	110,136	3,066	2.78

Net interest income / Interest rate spread		$3,080	2.18%

Noninterest bearing deposits	11,529
Other liabilities	13,957
Total shareholders’ equity	11,554

Total liabilities and shareholders’ equity.	$147,176

Net interest margin on average earning assets			2.49%

Net interest margin on average total assets			2.09%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
HSBC USA Inc.:

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and the accompanying consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries (the Bank) as of December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, and the financial position of the Bank as of December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 3, 2008

HSBC USA Inc.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2007	2006	2005

(in millions)
Interest income:
Loans	$6,072	$5,572	$4,630
Securities	1,193	1,119	882
Trading assets	633	418	275
Short-term investments	919	751	310
Other	221	91	32

Total interest income	9,038	7,951	6,129

Interest expense:
Deposits	3,840	3,113	1,771
Short-term borrowings	357	300	270
Long-term debt	1,443	1,457	1,025

Total interest expense	5,640	4,870	3,066

Net interest income	3,398	3,081	3,063
Provision for credit losses	1,522	823	674

Net interest income after provision for credit losses	1,876	2,258	2,389

Other revenues:
Credit card fees	843	580	323
Trust income	101	88	87
Service charges	216	204	195
Other fees and commissions	490	401	304
Trading revenues	129	755	395
Securities gains, net	112	29	106
HSBC affiliate income	172	208	130
Residential mortgage banking revenue	74	96	64
Other (loss) income	(290)	202	307

Total other revenues	1,847	2,563	1,911

Operating expenses:
Salaries and employee benefits	1,352	1,300	1,052
Support services from HSBC affiliates	1,162	1,076	919
Occupancy expense, net	243	221	182
Other expenses	829	658	605

Total operating expenses	3,586	3,255	2,758

Income before income tax expense	137	1,566	1,542
Income tax (benefit) expense	(1)	530	566

Net income	$138	$1,036	$976

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEETS

December 31,	2007		2006

(in millions)
Assets
Cash and due from banks	$3,567		$3,359
Interest bearing deposits with banks	5,618		1,921
Federal funds sold and securities purchased under agreements to resell	13,677		13,775
Trading assets	37,036		23,630
Securities available for sale	19,962		19,783
Securities held to maturity (fair value of $2,945 million and $3,040 million at December 31, 2007 and 2006, respectively)	2,891		2,972
Loans	94,949		90,237
Less - allowance for credit losses	1,414		897

Loans, net	93,535		89,340

Properties and equipment, net	568		540
Intangible assets	534		521
Goodwill	2,701		2,716
Other assets	8,284		6,260

Total assets	$188,373		$164,817

Liabilities
Deposits in domestic offices:
Noninterest bearing	$13,889		$12,813
Interest bearing (includes $1,479 million and $1,322 million of deposits recorded at fair value at December 31, 2007 and 2006, respectively)	68,237		61,538
Deposits in foreign offices:
Noninterest bearing	1,030		727
Interest bearing	33,072		27,068

Total deposits	116,228		102,146

Trading liabilities	16,253		12,314
Short-term borrowings	11,832		5,073
Interest, taxes and other liabilities	4,555		3,771
Long-term debt	28,268		29,252

Total liabilities	177,136		152,556

Shareholders’ equity
Preferred stock	1,565		1,690
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 706 shares issued and outstanding)	—	(1)	—	(1)
Capital surplus	8,123		8,124
Retained earnings	1,901		2,661
Accumulated other comprehensive loss	(352)		(214)

Total common shareholder’s equity	9,672		10,571

Total shareholders’ equity	11,237		12,261

Total liabilities and shareholders’ equity	$188,373		$164,817

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

HSBC USA Inc.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY

	2007	2006	2005

(in millions)
Preferred stock
Balance, January 1,	$1,690	$1,316	$500
Preferred stock issuances	—	374	891
Preferred stock redemptions	(125)	—	(75)

Balance, December 31,	1,565	1,690	1,316

Common stock
Balance, January 1 and December 31,	— (1)	— (1)	— (1)

Capital surplus
Balance, January 1,	8,124	8,118	8,418
Capital contribution from parent	4	15	3
Preferred stock issuance costs	(1)	(9)	(22)
Employee benefit plans and other	(4)	—	(281)

Balance, December 31,	8,123	8,124	8,118

Retained earnings
Balance, January 1,	2,661	2,172	1,917
Net income	138	1,036	976
Cash dividends declared on preferred stock	(98)	(88)	(46)
Cash dividends declared on common stock	(800)	(455)	(675)
Cumulative effect of change in accounting principle relating to mortgage servicing rights	—	(4)	—

Balance, December 31,	1,901	2,661	2,172

Accumulated other comprehensive loss
Balance, January 1,	(214)	(12)	31

Net change in net unrealized losses on securities available for sale, net of tax	11	(71)	(149)
Net change in net unrealized (losses) gains on derivatives classified as cash flow hedges, net of tax	(165)	(106)	104
Net change in net unrealized gains on interest only strip receivables, net of tax	—	(7)	7
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	12	—	—
Foreign currency translation adjustments, net of tax	4	— (1)	(5)

Other comprehensive loss, net of tax	(138)	(184)	(43)
Cumulative effect of change in accounting principle relating to pension and post retirement benefits, net of tax	—	(18)	—

Balance, December 31,	(352)	(214)	(12)

Total shareholders’ equity, December 31,	$11,237	$12,261	$11,594

Comprehensive income
Net income	$138	$1,036	$976
Other comprehensive loss, net of tax	(138)	(184)	(43)

Comprehensive income	$—	$852	$933

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

HSBC USA Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2007	2006	2005

(in millions)
Cash flows from operating activities
Net income	$138	$1,036	$976
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and deferred taxes	3	503	442
Provision for credit losses	1,522	823	674
Net change in other assets and liabilities	(1,109)	1,359	495
Net change in loans held for sale to HSBC Markets (USA) Inc. (HMUS):
Loans acquired from originators	(5,026)	(16,089)	(5,061)
Sales of loans to HMUS	6,198	15,867	2,188
Net change in other loans held for sale	(1,718)	63	63
Net change in loans attributable to tax refund anticipation loans program:
Originations of loans	(17,433)	(16,100)	(15,100)
Sales of loans to HSBC Finance Corporation, including premium	17,645	15,888	15,100
Net change in trading assets and liabilities	(9,152)	(2,352)	(2,001)
Net change in fair value of derivatives and hedged items	770	689	(248)

Net cash (used in) provided by operating activities	(8,162)	1,687	(2,472)

Cash flows from investing activities
Net change in interest bearing deposits with banks	(3,697)	329	526
Net change in federal funds sold and securities purchased under agreements to resell	98	(9,207)	(1,442)
Net change in securities available for sale:
Purchases of securities available for sale	(14,175)	(8,043)	(12,301)
Proceeds from sales of securities available for sale	5,157	2,611	3,825
Proceeds from maturities of securities available for sale	8,928	3,203	4,273
Net change in securities held to maturity:
Purchases of securities held to maturity	(260)	(166)	(694)
Proceeds from maturities of securities held to maturity	341	364	1,401
Net change in loans:
Originations, net of collections	18,714	23,083	19,405
Loans purchased from HSBC Finance Corporation	(24,169)	(23,908)	(23,084)
Net cash used for acquisitions of properties and equipment	(99)	(81)	(29)
Other, net	(182)	(193)	(240)

Net cash used in investing activities	(9,344)	(12,008)	(8,360)

Cash flows from financing activities
Net change in deposits	14,082	11,854	10,310
Net change in short-term borrowings	6,759	(1,293)	(2,936)
Net change in long-term debt:
Issuance of long-term debt	5,607	6,860	6,127
Repayment of long-term debt	(7,710)	(8,019)	(706)
Preferred stock (redemption) issuance, net of issuance costs	(126)	365	794
Other increases (decreases) in capital surplus	—	15	(278)
Dividends paid	(898)	(543)	(720)

Net cash provided by financing activities	17,714	9,239	12,591

Net change in cash and due from banks	208	(1,082)	1,759
Cash and due from banks at beginning of period	3,359	4,441	2,682

Cash and due from banks at end of period	$3,567	$3,359	$4,441

Cash paid for: Interest	$5,733	$4,815	$2,785
Income taxes	462	504	566

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Bank USA, National Association

CONSOLIDATED BALANCE SHEETS

December 31,	2007	2006

(in millions)
Assets
Cash and due from banks	$3,545	$3,297
Interest bearing deposits with banks	5,402	1,794
Federal funds sold and securities purchased under agreements to resell	13,676	13,704
Trading assets	35,718	22,343
Securities available for sale	19,676	19,500
Securities held to maturity (fair value of $2,867 million and $2,926 million at December 31, 2007 and 2006, respectively)	2,816	2,864
Loans	94,141	90,125
Less - allowance for credit losses	1,414	894

Loans, net	92,727	89,231

Properties and equipment, net	555	538
Intangible assets	534	521
Goodwill	2,111	2,111
Other assets	7,732	5,629

Total assets	$184,492	$161,532

Liabilities
Deposits in domestic offices:
Noninterest bearing	$13,873	$12,818
Interest bearing (includes $1,479 million and $1,322 million of deposits recorded at fair value at December 31, 2007 and 2006, respectively)	68,124	61,474
Deposits in foreign offices:
Noninterest bearing	1,030	727
Interest bearing	36,731	29,842

Total deposits	119,758	104,861

Trading liabilities	16,223	12,300
Short-term borrowings	7,938	2,698
Interest, taxes and other liabilities	4,202	3,249
Long-term debt	24,829	26,166

Total liabilities	172,950	149,274

Shareholder’s equity
Common shareholder’s equity:
Common stock ($100 par; 50,000 shares authorized; 20,005 shares issued and outstanding)	2	2
Capital surplus	10,123	10,124
Retained earnings	1,769	2,348
Accumulated other comprehensive loss	(352)	(216)

Total shareholder’s equity	11,542	12,258

Total liabilities and shareholder’s equity	$184,492	$161,532

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

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

On July 1, 2004, HUSI consolidated its then existing banking operations under a single national charter, following approval from the Office of the Comptroller of the Currency (OCC).

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

           Principles of Consolidation

The consolidated financial statements include the accounts of HUSI and its subsidiaries. HUSI consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. In addition, HUSI consolidates variable interest entities (VIEs) where it is deemed to be the primary beneficiary.

HUSI assesses whether an entity is a VIE and, if so, whether HUSI is its primary beneficiary at the time of initial involvement with the entity. HUSI’s involvement is subsequently reassessed only upon the occurrence of certain changes in the entity’s governing documents or planned operations that result in changes to the entity’s equity structure or its expected losses. HUSI’s assessment is made in accordance with FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, (FIN 46(R)). FIN 46(R) defines a VIE as an entity in which the equity investment at risk is not sufficient to finance the entity’s activities, where the equity investors lack certain characteristics of a controlling financial interest, or where voting rights are not proportionate to the economic interests of a particular equity investor and the entity’s activities are conducted primarily on behalf of that investor. FIN 46(R) requires a VIE to be consolidated by its primary beneficiary, which is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both.

Entities that are deemed to be qualifying special purpose entities (QSPEs), as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140), such as certain trusts to which HUSI has transferred receivables, are not consolidated.

All material intercompany accounts and transactions have been eliminated. Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are generally accounted for under the equity method and reported as equity method investments in other assets.

           Use of Estimates and Assumptions

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and related footnote disclosures. Estimates used in connection with fair value measurements, consolidation assessments related to variable interest entities, impairments of assets, provisions for losses from credit-related exposures and contingencies, and tax-related reserves are often complex and may significantly impact the amounts reported for those items. Current market conditions increase the risk and uncertainty associated with these estimates and assumptions and, although management uses its best judgment, actual results could differ from estimated amounts.

           Transfers of Financial Assets and Securitizations

Transfers of financial assets in which HUSI surrenders control over the transferred assets are accounted for as sales. Control is generally considered to have been surrendered when (i) the transferred assets are legally isolated from HUSI and its creditors, even in bankruptcy or other receivership, (ii) the transferee (or, if the transferee is a QSPE, the holders of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests held, for a holder of a QSPE’s beneficial interests) without any constraints that would provide a benefit to HUSI, and (iii) HUSI has no obligation, right, or option to reclaim or repurchase the assets. If the sale criteria are met, the transferred assets are removed from HUSI’s balance sheet. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on HUSI’s balance sheet and the proceeds from the transaction are recognized as a liability. For a majority of financial asset transfers, it is clear whether or not HUSI has surrendered control. For other transfers, such as in connection with complex transactions or where HUSI has continuing involvement such as servicing responsibilities, HUSI generally obtains a legal opinion as to whether the transfer results in a true sale by law.

HUSI securitizes certain private label credit card receivables where securitization provides an attractive source of funding. Prior to the third quarter of 2004, private label credit card securitizations utilized revolving trusts that met the definition of a QSPE under SFAS 140. All new private label credit card securitization transactions since the third quarter of 2004 have been structured as secured financings using trusts that are not QSPEs. Transfers of receivables to QSPE trusts established prior to the third quarter of 2004, including transfers of receivables to support previously issued securities, were structured and recorded as sales until the third quarter of 2006. HUSI provided limited recourse to investors in connection with these sales and recorded a provision for estimated probable losses under the recourse provisions. In the third quarter of 2006, the QSPE trusts established prior to the third quarter of 2004 were restructured and no longer meet the definition of a QSPE. As a result, subsequent transfers of receivables to these trusts to support previously issued securities no longer qualify for sale treatment and are recorded as secured financings. Refer to Note 9, Securitizations and Secured Financings, on page 124 of these consolidated financial statements for additional information on these transactions.

           Foreign Currency Translation

HUSI has foreign operations in several countries. The accounts of HUSI’s foreign operations are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in common shareholder’s equity as a component of accumulated other comprehensive income. Foreign currency denominated transactions in other than the local functional currency are translated using the period end exchange rate with any foreign currency transaction gain or loss recognized currently in income.

           Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

           Resale and Repurchase Agreements

HUSI enters into purchases and borrowings of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) substantially identical securities. Resale and repurchase agreements are generally accounted for as secured lending and secured borrowing transactions, respectively.

The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the consolidated balance sheets at the amount advanced or borrowed, plus accrued interest to date. Interest earned on resale agreements is reported as interest income. Interest paid on repurchase agreements is reported as interest expense. HUSI offsets resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria as permitted by U.S. GAAP.

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

           Collateral

HUSI pledges assets as collateral as required for various transactions involving security repurchase agreements, public deposits, Treasury tax and loan notes, derivative agreements, short-term borrowings and long-term borrowings. Assets that have been pledged as collateral, including those that can be sold or repledged by the secured party, continue to be reported on HUSI’s consolidated balance sheets.

HUSI also accepts collateral, primarily as part of various transactions involving security resale agreements. Collateral accepted by HUSI, including collateral that can be sold or repledged by HUSI, is excluded from HUSI’s consolidated balance sheets.

The market value of collateral accepted or pledged by HUSI is regularly monitored and additional collateral is obtained or provided as necessary to ensure appropriate collateral coverage in these transactions.

           Trading Assets and Liabilities

Financial instruments utilized in trading activities are stated at fair value. Fair value is generally based on quoted market prices at trade date. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The validity of internal pricing models is regularly substantiated by reference to actual market prices realized upon sale or liquidation of these instruments. Realized and unrealized gains and losses are recognized in trading revenues.

           Securities

Debt securities that HUSI has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to yield over the expected lives of the related securities. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value with unrealized gains and losses included in earnings.

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

Securities that are classified as trading are stated at fair value. Fair value is generally based on quoted market prices at trade date. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The validity of internal pricing models is regularly substantiated by reference to actual market prices realized upon sale or liquidation of these instruments.

Realized gains and losses on sales of securities not classified as trading assets are computed on a specific identified cost basis and are reported in other revenues as security gains, net. HUSI regularly evaluates its securities to identify declines in fair value that are considered other-than-temporary. Any decline in the fair value of investments, which is deemed to be other-than-temporary is charged against current earnings in other revenues and a new cost basis is established for the security. Fair value adjustments to trading securities and gains and losses on the sale of such securities are reported in other revenues as trading revenues.

           Loans

Loans are stated at their amortized cost, which represents the principal amount outstanding, net of unearned income, charge offs, unamortized purchase premium or discount, unamortized nonrefundable fees and related direct loan origination costs and purchase accounting fair value adjustments. Loans are further reduced by the allowance for credit losses.

Loans that are classified as held for sale are carried at the lower of aggregate cost or market value and remain presented as loans in the consolidated balance sheets. Fair value is determined based on quoted fair market prices for similar loans, outstanding investor commitments or discounted cash flow analysis using market assumptions. Increases in the valuation allowance utilized to adjust loans that are classified as held for sale to market value, and subsequent recoveries of prior allowances recorded, are recorded in other income in the consolidated income statement.

Premiums and discounts and purchase accounting fair value adjustments are recognized as adjustments to yield over the expected lives of the related loans. Interest income is recorded based on methods that result in level rates of return over the terms of the loans.

Restructured loans are loans for which the original contractual terms have been permanently modified to provide for terms that are less than HUSI would be willing to accept for new loans with comparable risk because of deterioration in the borrower’s financial condition. Interest on these loans is accrued at the effective rates.

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

          MasterCard 1/Visa2 and Private Label Credit Card Loans

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

           Loan Fees and Costs

Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees, which include points on real estate secured loans and costs, is recognized in interest income, generally by the interest method, based on the estimated or contractual lives of the related loans. Amortization periods are periodically adjusted for loan prepayments and changes in other market assumptions. Annual fees on MasterCard/Visa and Home Equity Line of Credit (HELOC), net of direct lending costs, are deferred and amortized on a straight-line basis over one year. Nonrefundable fees related to lending activities other than direct loan origination are recognized as other revenues over the period in which the related service is provided. This includes fees associated with the issuance of loan commitments where the likelihood of the commitment being exercised is considered remote. In the event of the exercise of the commitment, the remaining unamortized fee is recognized in interest income over the loan term using the interest method. Other credit-related fees, such as standby letter of credit fees, loan syndication and agency fees are recognized as other operating income over the period the related service is performed.

[1]	MasterCard is a registered trademark of MasterCard, Incorporated.

[2]	Visa is a registered trademark of Visa USA, Inc.

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

HUSI also assesses the overall adequacy of the allowance for credit losses by considering key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge offs in developing its loss reserve estimates. Loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of the control of HUSI management, such as consumer payment patterns and economic conditions, and there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

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

           Repossessed Collateral

Real estate owned with the intent to sell within a reasonable period is classified as held for sale at the date of foreclosure and is valued at the lower of cost or fair value less estimated costs to sell and is recorded in other assets. The valuation reserve is created to recognize write down to fair value less costs to sell. These values are periodically reviewed and adjusted against valuation allowance but not in excess of cumulative loss previously recognized. Costs of holding real estate and related gains and losses on disposition are credited or charged to operations as incurred as a component of operating expense.

           Properties and Equipment, Net

Properties and equipment are recorded at cost, net of accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, which generally range from 3 to 40 years. Leasehold improvements are depreciated over the lesser of the economic useful life of the improvement or the term of the lease. Costs of maintenance and repairs are expensed as incurred. Impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

           Mortgage Servicing Rights

Effective January 1, 2006, upon adoption of SFAS 156, mortgage servicing rights (MSRs) are initially measured at fair value at the time that the related loans are sold and periodically re-measured using the fair value measurement method. MSRs are measured at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occur. Prior to January 1, 2006, MSRs were recorded at the lower of cost or fair value as required by previous accounting requirements.

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

HUSI uses certain derivative financial instruments including options and interest rate swaps to protect against the decline in economic value of MSRs. These instruments have not been designated as qualifying hedges in accordance with U.S. GAAP guidelines and are therefore recorded as trading assets that are marked to market through earnings.

           Goodwill

Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from purchase business combinations. Goodwill is not amortized, but is reviewed for impairment annually using a discounted cash flow methodology. Impairment is reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. HUSI considers significant and long-term changes in industry and economic conditions to be primary indicators of potential impairment.

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

HUSI has entered into tax allocation agreements with HNAH and its subsidiary entities included in the consolidated return which governs the timing and amount of income tax payments required by the various entities. Generally, such agreements allocate taxes to members of the affiliated group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of credits of the consolidated group.

           Derivative Financial Instruments

Derivative financial instruments are recognized on the consolidated balance sheets at their fair value. On the date a derivative contract is entered into, HUSI designates it as either:

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

In the case of a cash flow hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the effective portion of the changes in fair value of the hedging derivative will no longer be reclassified into other comprehensive income. The balance applicable to the discontinued hedging relationship will be recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If the hedged item was a firm commitment or forecasted transaction that is not expected to occur, any amounts recorded on the balance sheet related to the hedged item, including any amounts recorded in accumulated other comprehensive income, are reclassified to current period earnings.

In the case of either a fair value hedge or a cash flow hedge, if the previously hedged item is sold or extinguished, the basis adjustment to the underlying asset or liability or any remaining unamortized other comprehensive income balance will be reclassified to current period earnings.

In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the consolidated balance sheets, with changes in its fair value recognized in current period earnings unless redesignated as a qualifying hedge.

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

           Interest Rate Lock and Purchase Agreements

HUSI enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). HUSI also enters into commitments to purchase residential mortgage loans through its correspondent channel (purchase commitments). Both rate lock and purchase commitments for residential mortgage loans that are classified as held for sale are derivatives. Rate lock and purchase commitments that are considered to be derivatives are recorded at fair value in other assets or other liabilities in the consolidated balance sheets. Changes in fair value are recorded in other income in the consolidated statements of income.

           Pension and Other Postretirement Benefits

At December 31, 2006, as a result of the adoption of SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, HUSI recognized the funded status of the postretirement benefit plans on the consolidated balance sheets with the offset to accumulated other comprehensive income. Prior to 2006, the funded status of these plans was not recognized on the consolidated balance sheets. Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a material impact on HUSI’s financial position or results of operations. Refer to Note 17 beginning on page 133 of this Form 10-K.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements for fair value measurements. In addition, SFAS 157 nullifies footnote 3 to EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, which prohibited the recognition of gains or losses at the inception of a derivative contract unless the fair value of the derivative contract is determined based on observable market price or other valuation technique that incorporate observable market data. SFAS 157 also requires HUSI to consider its own credit risk when measuring the fair value of liabilities including but not limited to debt issuances and derivative contracts. HUSI adopted SFAS 157 effective January 1, 2008. In accordance with the transition provisions of SFAS 157, HUSI recorded an after-tax cumulative-effect adjustment of approximately $36 million as an increase to the opening balance of retained earnings at the date of adoption.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. HUSI adopted FSP FIN 39-1 during the second quarter of 2007, the impact of which is described in Note 5 of these consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option”. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. HUSI adopted SFAS 159 on January 1, 2008 and elected the fair value option for certain fixed rate debt obligations, certain portfolios of loans held for sale, structured notes as well as other financial instruments. The adoption resulted in a cumulative-effect after-tax increase to the January 1, 2008 opening balance of retained earnings of approximately $77 million.

In November 2007, the SEC issued Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109), which supersedes SAB 105, Application of Accounting Principles to Loan Commitments. SAB 109 revises the views expressed by the staff in SAB 105 to specify that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 is not expected to have a material impact on the HUSI consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), Business Combinations (SFAS 141(R)). This statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition. This replaces the guidance in Statement 141 which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) also changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). This statement amends ARB 51 and provides guidance on the accounting and reporting of noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statements of income. This statement also requires expanded disclosures that identify and distinguish between parent and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

Note 3. Acquisitions and Divestitures

2007

On December 31, 2007, HUSI completed the sale of its Wealth and Tax Advisory Services (WTAS) subsidiary to an independent firm formed by certain members of the WTAS management team. In exchange for the net assets of WTAS, HUSI received cash and secured promissory notes, as well as an option to purchase a limited amount of common equity in future years. HUSI recognized a gain of $15 million as a result of this transaction.

There were no other material business acquisitions or divestitures in 2007.

           2006 and 2005

There were no material business acquisitions or divestitures during 2006 or 2005.

Note 4. Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal funds sold and securities borrowed or purchased under agreements to resell are summarized in the following table.

December 31	2007	2006

(in millions)
Federal funds sold	$975	$6,781
Securities purchased under agreements to resell	12,702	6,994

Total	$13,677	$13,775

Funds generated from deposits growth during 2007 were primarily invested in short-term investments such as Federal funds sold and securities purchased under agreements to resell.

Note 5. Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

December 31	2007	2006

(in millions)
Trading assets:
U.S. Treasury	$460	$646
U.S. Government agency	3,009	1,902
Asset backed securities	2,942	3,053
Corporate bonds	1,296	1,420
Other securities	5,830	4,903
Precious metals	8,788	2,716
Fair value of derivatives	14,711	8,990

	$37,036	$23,630

Trading liabilities:
Securities sold, not yet purchased	$1,444	$1,914
Payables for precious metals	1,523	1,336
Fair value of derivatives	13,286	9,064

	$16,253	$12,314

During the second quarter of 2007, HUSI adopted the reporting requirements of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (refer to Note 2 of these consolidated financial statements). In accordance with this standard, HUSI offsets fair value amounts recognized for the obligation to return cash collateral or the right to reclaim cash collateral against the fair value of derivative instruments executed with the same counterparty under a master netting agreement. As a result of application of this standard, certain reclassifications have been made to the December 31, 2006 consolidated balance sheet, as noted below.

At December 31, 2007 and December 31, 2006, the fair value of derivatives included in trading assets have been reduced by $3.6 billion and $2.4 billion, respectively, of amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties. At December 31, 2006, these amounts were originally reported as interest bearing deposits.

At December 31, 2007 and December 31, 2006, the fair value of derivatives included in trading liabilities have been reduced by $5.6 billion and $1.7 billion, respectively, of amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties. At December 31, 2006, $.4 billion of these amounts were originally reported as interest bearing deposits with banks and $1.3 billion were reported as other assets.

Note 6. Securities

At December 31, 2007 and 2006, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government sponsored enterprises and U.S. Government agencies) with a book value that exceeded 10% of shareholders’ equity. The amortized cost and fair value of the available for sale and held to maturity securities portfolios are summarized in the following table.

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Securities available for sale:
U.S. Treasury	$1	$—	$—	$1
U.S. Government sponsored enterprises (1)	11,141	60	(271)	10,930
U.S. Government agency issued or guaranteed	3,193	13	(34)	3,172
Obligations of U.S. states and political subdivisions	668	3	(3)	668
Asset backed securities	1,563	2	(72)	1,493
Other domestic debt securities	2,649	15	(25)	2,639
Foreign debt securities	1,036	1	(3)	1,034
Equity securities	25	—	—	25

Securities available for sale	$20,276	$94	$(408)	$19,962

Securities held to maturity:
U.S. Government sponsored enterprises (1)	$1,862	$42	$(22)	$1,882
U.S. Government agency issued or guaranteed	528	24	(1)	551
Obligations of U.S. states and political subdivisions	255	14	—	269
Other domestic debt securities	176	1	(4)	173
Foreign debt securities	70	—	—	70

Securities held to maturity	$2,891	$81	$(27)	$2,945

(1)	Includes primarily mortgage backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Securities available for sale:
U.S. Treasury	$1,535	$3	$(8)	$1,530
U.S. Government sponsored enterprises (1)	10,682	30	(257)	10,455
U.S. Government agency issued or guaranteed	3,793	6	(72)	3,727
Obligations of U.S. states and political subdivisions	515	4	(1)	518
Asset backed securities	578	1	(3)	576
Other domestic debt securities	1,343	3	(19)	1,327
Foreign debt securities	860	7	(3)	864
Equity securities	775	11	—	786

Securities available for sale	$20,081	$65	$(363)	$19,783

Securities held to maturity:
U.S. Government sponsored enterprises (1)	$1,845	$43	$(17)	$1,871
U.S. Government agency issued or guaranteed	584	25	(2)	607
Obligations of U.S. states and political subdivisions	325	19	—	344
Other domestic debt securities	167	2	(2)	167
Foreign debt securities	51	—	*	51

Securities held to maturity	$2,972	$89	$(21)	$3,040

(1)	Includes primarily mortgage backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

*	Less than $500 thousand.

A summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed, is presented in the following table.

	One Year or Less			Greater Than One Year

December 31, 2007	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

($ in millions)
Securities available for sale:
U.S. Government sponsored enterprises (1)	48	$(57)	$1,581	565	$(214)	$5,818
U.S. Government agency issued or guaranteed	9	*	13	440	(34)	1,607
Obligations of U.S. states and political subdivisions	43	(2)	256	13	(1)	106
Asset backed securities	33	(70)	969	15	(2)	127
Other domestic debt securities	31	(13)	642	50	(12)	735
Foreign debt securities	5	(1)	71	6	(2)	158

Securities available for sale	169	$(143)	$3,532	1,089	$(265)	$8,551

Securities held to maturity:
U.S. Government sponsored enterprises (1)	11	$(3)	$87	20	$(19)	$377
U.S. Government agency issued or guaranteed	1	*	15	82	(1)	42
Obligations of U.S. states and political subdivisions	7	*	4	—	—	—
Other domestic debt securities	3	(1)	41	7	(3)	66
Foreign debt securities	—	—	—	—	—	—

Securities held to maturity	22	$(4)	$147	109	$(23)	$485

(1)	Includes primarily mortgage backed securities issued by FNMA and FHLMC.
*	Less than $500 thousand.

	One Year or Less				Greater Than One Year

December 31, 2006	Number of Securities	Gross Unrealized Losses		Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

($ in millions)
Securities available for sale:
U.S. Treasury	8		$(1)	$527	6	$(7)	$566
U.S. Government sponsored enterprises (1)	211		(114)	3,158	482	(143)	5,042
U.S. Government agency issued or guaranteed	691		(40)	2,334	268	(32)	1,076
Obligations of U.S. states and political subdivisions	12		(1)	85	3	*	27
Asset backed securities	6		*	81	19	(3)	293
Other domestic debt securities	10		(1)	153	56	(18)	910
Foreign debt securities	6		(1)	191	11	(2)	227

Securities available for sale	944		$(158)	$6,529	845	$(205)	$8,141

Securities held to maturity:
U.S. Government sponsored enterprises (1)	23	$	*	$15	22	$(17)	$389
U.S. Government agency issued or guaranteed	49		*	21	169	(2)	35
Obligations of U.S. states and political subdivisions	1		*	*	9	*	4
Other domestic debt securities	2		*	22	4	(2)	33
Foreign debt securities	2		*	51	—	—	—

Securities held to maturity	77	$	*	$109	204	$(21)	$461

(1)	Includes primarily mortgage backed securities issued by FNMA and FHLMC.
*	Less than $500 thousand.

Gross unrealized losses have increased within the available for sale securities portfolio during 2007, due to the impact of general increases in market interest rates on HUSI’s portfolios, which are primarily fixed rate securities. Since substantially all of these securities are high credit grade (i.e., AAA or AA), and HUSI has the ability and intent to hold these securities until maturity or a market price recovery, they are not considered to be other than temporarily impaired.

The following table summarizes realized gains and losses on investment securities transactions attributable to available for sale and held to maturity securities. Amounts in the table include net realized losses of $11 million reported in residential mortgage banking revenue in the consolidated statement of income for 2005.

Year Ended December 31	Gross Realized Gains	Gross Realized (Losses )	Net Realized Gains

(in millions)
2007
Securities available for sale	$67	$(17)	$50
Securities held to maturity:
Maturities, calls and mandatory redemptions	1	—	1

	$68	$(17)	$51

2006
Securities available for sale	$34	$(6)	$28
Securities held to maturity:
Maturities, calls and mandatory redemptions	1	—	1

	$35	$(6)	$29

2005
Securities available for sale	$107	$(13)	$94
Securities held to maturity:
Maturities, calls and mandatory redemptions	1	—	1

	$108	$(13)	$95

The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2007, by contractual maturity are summarized in the following table. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available for sale amounts exclude equity securities with a fair value and cost of $25 million as they do not have stated maturities.

The following table also reflects the distribution of maturities of debt securities held at December 31, 2007, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2007. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

Taxable Equivalent	Within One Year			After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Basis
	Amount		Yield	Amount	Yield	Amount	Yield	Amount	Yield

($ in millions)
Available for sale:
U.S. Treasury	$	*	—%	$1	4.62%	$—	—%	$—	—%
U.S. Government sponsored enterprises		230	2.94	348	6.00	579	5.06	9,984	5.08
U.S. Government agency issued or guaranteed		*	6.65	72	3.51	66	4.99	3,055	4.92
Obligations of U.S. states and political subdivisions		—	—	—	—	64	5.04	604	5.02
Asset backed securities		1	4.84	193	4.27	49	5.22	1,320	5.17
Other domestic debt securities		10	4.00	95	5.36	54	4.88	2,490	5.40
Foreign debt securities		799	5.21	86	6.03	46	6.02	105	6.85

Total amortized cost		$1,040	4.69%	$795	5.28%	$858	5.10%	$17,558	5.11%

Total fair value		$1,039		$774		$858		$17,266

Held to maturity:
U.S. Government sponsored enterprises	$	*	7.09%	$8	7.08%	$69	6.05%	$1,785	5.89%
U.S. Government agency issued or guaranteed		1	6.82	2	7.26	7	8.69	518	6.41
Obligations of U.S. states and political subdivisions		10	5.93	44	5.44	38	4.99	163	5.10
Other domestic debt securities		—	—	—	—	—	—	176	5.80
Foreign debt securities		70	3.92	—	—	—	—	—	—

Total amortized cost		$81	4.22%	$54	5.77%	$114	5.85%	$2,642	5.94%

Total fair value		$82		$57		$121		$2,685

* Less than $500 thousand.

Investments in Federal Home Loan Bank (FHLB) stock, Federal Reserve Bank (FRB) stock, and MasterCard Class B shares of $373 million, $304 million and $56 million, respectively, were included in other assets at December 31, 2007. Investments in FHLB stock, FRB stock and MasterCard Class B shares of $360 million, $306 million and $57 million, respectively, were included in other assets at December 31, 2006.

Note 7. Loans

A distribution of the loan portfolio, including loans held for sale, is summarized in the following table.

	December 31, 2007			December 31, 2006

	Loans Held for Sale	All Other Loans	Total Loans	Loans Held for Sale	All Other Loans	Total Loans

(in millions)
Commercial loans:
Construction and other real estate	$26	$8,428	$8,454	$102	$8,816	$8,918
Other commercial	1,939	27,530	29,469	—	20,564	20,564

	1,965	35,958	37,923	102	29,380	29,482

Consumer loans:
Sub-prime residential mortgages	1,869	—	1,869	2,582	—	2,582
Other residential mortgages	1,018	32,493	33,511	1,645	35,581	37,226
Credit card receivables	—	19,415	19,415	—	18,260	18,260
Other consumer	418	1,813	2,231	394	2,293	2,687

	3,305	53,721	57,026	4,621	56,134	60,755

Total loans	$5,270	$89,679	$94,949	$4,723	$85,514	$90,237

In December 2004, HUSI acquired a $12 billion private label loan portfolio from HSBC Finance Corporation. The portfolio consisted of approximately $11 billion of private label credit card receivables and $1 billion of other consumer and commercial loans. The customer relationships were retained by HSBC Finance Corporation. By agreement, HUSI is purchasing additional credit card receivables generated from customer accounts at fair value on a daily basis. During 2007 and 2006, underlying customer balances included within the private label portfolio have revolved, and new relationships have been added, bringing the total private label credit card portfolio balance to approximately $17 billion at December 31, 2007 and 2006.

Residential mortgage loan originations generally declined during 2007 and 2006 due to a rising interest rate environment. In addition, originations of various adjustable rate residential mortgage loan products that would have been retained on the consolidated balance sheets prior to 2005 were being sold in the secondary market beginning in 2005 and throughout 2007 and 2006, also as a result of strategic balance sheet initiatives to enhance liquidity and to address interest rate risk. These factors contributed to the overall decrease in residential mortgage loans during 2007 and 2006.

HUSI has loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders’ equity at December 31, 2007 and 2006.

Loans Held for Sale

HUSI originates commercial loans in connection with its participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as other commercial loans held for sale at December 31, 2007. Commercial loans held for sale under this program are classified as other commercial loans in the above table and were $1.9 billion at December 31, 2007.

Residential mortgage loans held for sale include sub-prime residential mortgage loans acquired from unaffiliated third parties and from HSBC Finance Corporation, with the intent of selling the loans to HMUS. Also included in other residential mortgage loans held for sale are prime mortgage loans originated and held for sale primarily to various governmental agencies.

Other consumer loans held for sale consists primarily of student loans.

Loans held for sale are recorded at the lower of cost or market value. The cost of loans held for sale exceeded market value at December 31, 2007 and December 31, 2006, resulting in the recording of a valuation allowance. Changes in the valuation allowance utilized to adjust loans held for sale to market value, that is included in the determination of net income, are summarized in the following table and reflect the recording of substantial valuation adjustments as a result of adverse conditions in the corporate credit and U.S. residential mortgage markets. Also, see commentary regarding changes in the valuation allowance included in the Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) on page 45 of this
Form 10-K.

The valuation allowance related to loans held for sale is presented in the following table.

	2007	2006

(in millions)
Balance at beginning of year	$(29)	$(26)
Increase in allowance for net reductions in market value	(512)	(120)
Releases of valuation allowance for loans sold	66	117

Balance at end of year	$(475)	$(29)

Loans held for sale are subject to credit risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. There was a loss of $8 million recognized from the economic hedges of loans held for sale for 2007, compared to a $68 million gain for 2006.

Note 8. Allowance for Credit Losses and Credit Quality Statistics

An analysis of the allowance for credit losses is presented in the following table.

	2007	2006	2005

(in millions)
Balance at beginning of year	$897	$846	$788
Provision charged to income	1,522	823	674
Charge offs	(1,269)	(1,012)	(871)
Recoveries	264	248	255
Allowance related to dispositions, net	—	(8)	—

Balance at end of year	$1,414	$897	$846

Non-United States transfer risk reserves included in the allowance
for credit losses	$—	$—	$4

Credit Quality Statistics

Nonaccruing loans information is summarized in the following table.

December 31	2007	2006

(in millions)
Nonaccruing loans
Commercial:
Construction and other real estate	$34	$33
Other commercial	89	69

Total commercial	123	102

Consumer:
Residential mortgages	640	265
Credit card receivables	1	1

Total consumer loans	641	266

Total nonaccruing loans	$764	$368

Interest income on nonaccruing loans is summarized in the following table.

Year Ended December 31	2007	2006	2005

(in millions)
Interest income on non accruing loans:
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$49	$24	$25
Amount actually recorded	7	8	12

Additional credit quality statistics are summarized in the following table.

December 31	2007	2006

(in millions)
Accruing loans contractually past due 90 days or more as to principal or interest:
Total commercial	$8	$22

Consumer:
Residential mortgages	—	11
Credit card receivables	432	339
Other consumer loans	16	16

Total consumer loans	448	366

Total accruing loans contractually past due 90 days or more	$456	$388

Impaired loans:
Balance at end of period	$123	$100
Amount with impairment reserve	41	35
Impairment reserve	15	13

Other real estate and owned assets:
Balance at end of period	$71	$53

Note 9. Securitizations and Secured Financings

On December 29, 2004, HUSI acquired a domestic private label loan portfolio from HSBC Finance Corporation, without recourse, which included securitized private label credit card receivables and retained interest assets related to these securitizations. The securitization transactions utilized revolving trusts structured as QSPEs and transfers of receivables to these QSPE trusts were structured to receive sale treatment under SFAS 140.

Under IFRS, HUSI’s private label credit card securitizations do not qualify for sale treatment and are treated as secured financings. In order to align its accounting treatment with that of HSBC, all new securitizations of private label credit cards since the third quarter of 2004 have been structured as secured financings under U.S. GAAP. In addition, the last remaining securitization trust agreement related to the securitized private label credit card receivables acquired from HSBC Finance Corporation in 2004 was amended in the third quarter of 2006. As a result, the related securitization trust no longer qualifies as a QSPE. Subsequent transfers of receivables to this trust, which are required to support previously issued securities, no longer qualify for sale treatment under U.S. GAAP and are recorded as secured financings. As of the amendment date, HUSI also began consolidating the trust as its primary beneficiary and all outstanding investments, credit card receivables and liabilities related to the trust are recorded on HUSI’s consolidated balance sheets.

Refer to Note 27, Variable Interest Entities (VIEs), on page 155 of this Form 10-K for additional information about the assets of private label credit card securitization trusts consolidated by HUSI.

Note 10. Properties and Equipment, Net

The composition of properties and equipment, net of accumulated depreciation, is summarized in the following table.

December 31	Depreciable Life (Years)	2007	2006

($ in millions)
Land	—	$76	$79
Buildings	5-40	832	754
Furniture and equipment	3-7	360	519

Total		1,268	1,352
Less: accumulated depreciation		(700)	(812)

Properties and equipment, net		$568	$540

Depreciation expense during the year		$71	$79

Note 11. Intangible Assets

The following table summarizes the composition of intangible assets.

December 31	2007	2006

(in millions)
Mortgage servicing rights	$494	$474
Other	40	47

Intangible assets	$534	$521

           Mortgage Servicing Rights (MSRs)

HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. Servicing fees collected by HUSI are included in residential mortgage banking revenue, and were $116 million, $100 million and $76 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Effective January 1, 2006, HUSI adopted SFAS 156 electing to measure this one class of MSRs at fair value. Upon adoption, HUSI recorded a cumulative effect adjustment to beginning retained earnings of less than $1 million, representing the difference between the fair value and the carrying amount of MSRs as of the date of adoption.

MSRs are subject to credit and interest rate risk, in that their value will fluctuate as a result of changes in the interest rate environment. Interest rate risk is mitigated through an active economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail under Market Risk Management beginning on page 84 of this Form 10-K.

MSRs are initially measured at fair value at the time that the related loans are sold, and periodically remeasured using the fair value measurement method. MSRs are measured at fair value at each reporting date with changes in fair value of the asset reflected in residential mortgage banking revenue in the period that the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. These assumptions include expected prepayments, default rates and market-based option adjusted spreads. The reasonableness of these valuation models is periodically validated by reference to external independent broker valuations and industry surveys.

Fair value of MSRs is calculated using the following critical assumptions.

	December 31, 2007	December 31, 2006

Annualized constant prepayment rate (CPR)	21.40%	20.80%
Constant discount rate	10.44%	10.34%
Weighted average life	4.9 years	4.8 years

The following table summarizes MSRs activity for the years ended December 31, 2007 and 2006, the reporting periods since adoption of SFAS 156.

Year Ended December 31	2007	2006

(in millions)
Fair value of MSRs:
Beginning balance	$474	$418
Additions related to loan sales	124	100
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(19)	43
Realization of cash flows	(85)	(87)

Ending balance	$494	$474

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table.

Year Ended December 31	2007	2006

(in millions)
Outstanding principal balances at period end	$37,401	$34,736

Custodial balances maintained and included in noninterest bearing deposits at period end	$596	$647

           Other Intangible Assets

Other intangible assets include favorable lease arrangements and customer lists. The weighted-average amortization period for these intangible assets is 75 months at December 31, 2007. Total amortization expense was approximately $6 million for 2007 and 2006. Scheduled amortization is approximately $6 million per year for 2008 through 2012.

Note 12. Goodwill

During the third quarter of 2007, HUSI completed its annual impairment test of goodwill. At the testing date, HUSI determined that the fair value of each of its reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized.

The following table presents a summary of changes in goodwill.

Year Ended December 31	2007	2006

(in millions)
Balance at beginning of year	$2,716	$2,694
Purchase accounting adjustment	—	22
Reductions related to business disposals	(15)	—

Balance at the end of the year	$2,701	$2,716

During December 2007, HUSI sold the Wealth and Tax Advisory business, which resulted in a reduction to goodwill of approximately $15 million.

As a result of a difficult business climate and the market volatility which occurred during the second half of 2007, HUSI performed an interim goodwill test in the Global Banking and Markets business segment, formerly Corporate, Investment Banking and Markets (CIBM), as of December 31, 2007. The results of this test showed the fair value of this business unit exceeded the carrying value including goodwill that was assigned. Based on these results, HUSI determined goodwill was not impaired in this business segment at December 31, 2007.

Note 13. Deposits

The aggregate amounts of time deposit accounts (primarily certificates of deposits), each with a minimum of $100,000 included in domestic office deposits, were approximately $17 billion and $19 billion at December 31, 2007 and 2006, respectively. Certain domestic deposits meet the definition of a hybrid financial instrument as defined in SFAS 155. As a result, deposits totaling $1,479 million and $1,322 million at December 31, 2007 and 2006, respectively, are being carried at fair value with all changes in fair value recorded to profit and loss. The scheduled maturities of all time deposits at December 31, 2007 is summarized in the following table.

	Domestic Offices	Foreign Offices	Total

(in millions)
2008:
0-90 days	$14,812	$11,317	$26,129
91-180 days	4,577	461	5,038
181-365 days	3,199	229	3,428

	22,588	12,007	34,595
2009	380	—	380
2010	141	—	141
2011	88	—	88
2012	26	—	26
Later years	199	—	199

	$23,422	$12,007	$35,429

Overdraft deposits, which are classified as loans, were approximately $2,281 million and $1,727 million at December 31, 2007 and 2006, respectively.

Note 14. Short-Term Borrowings

The following table summarizes the components of short-term borrowings. At December 31, 2007 and 2006, there were no categories of short-term borrowings that exceeded 30% of total shareholders’ equity.

December 31	2007	2006

(in millions)
Federal funds purchased (day to day)	$2,055	$77
Securities sold under repurchase agreements	2,247	1,328
Commercial paper	3,925	2,414
Precious metals	3,078	1,146
Other	527	108

Total short-term borrowings	$11,832	$5,073

At December 31, 2007 and 2006, HUSI had an unused line of credit from HSBC of $2.5 billion and $2 billion, respectively. This line of credit does not require compensating balance arrangements and commitment fees are not significant. The interest rate is comparable to third party rates for a line of credit with similar terms.

At December 31, 2007 and 2006, HUSI had an unused line of credit from its parent, HSBC North America Inc. (HNAI), of $150 million. The interest rate is comparable to third party rates for a line of credit with similar terms.

As a member of the New York Federal Home Loan Bank (FHLB), HUSI has a secured borrowing facility, which is collateralized by residential mortgage loans. At December 31, 2007 and 2006, the facility included $5.5 billion and $5.0 billion, respectively, of borrowings included in long-term debt (see Note 15). The facility also allows access to further short-term borrowings based upon the amount of residential mortgage loans pledged as collateral with the FHLB, which were undrawn as of December 31, 2007 and 2006.

Note 15. Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates in effect at December 31, 2007 are shown in parentheses.

December 31	2007	2006

(in millions)
Issued by HUSI or its subsidiaries other than HBUS:
Non-subordinated debt:
Medium-Term Floating Rate Notes due 2008-2012 (4.42% - 5.10%)	$357	$53
8.375% Debentures due 2007	—	100
Floating Rate Extendible Notes due 2008 (5.04%)	1,500	1,499

	1,857	1,652
Subordinated debt:
Fixed Rate Subordinated Notes due 2008-2097 (5.88% - 9.70%)	1,489	1,496
Perpetual Capital Notes (5.63%)	127	127
Junior Subordinated Debentures due 2026-2032 (7.75% - 8.38%)	866	1,061

	2,482	2,684

Total issued by HUSI or its subsidiaries other than HBUS	4,339	4,336

Issued or acquired by HBUS or its subsidiaries:
Non-subordinated debt:
Global Bank Note Program:
Medium-Term Notes due 2008-2040 (.78% - 5.94%)	2,927	2,108
3.875% Fixed Rate Senior Global Bank Notes due 2009	1,945	1,943
5.43% Fixed Rate Senior Global Bank Notes due 2009	—	20
Floating Rate Senior Global Bank Notes due 2009 (5.19% - 5.29%)	1,798	4,646
Floating Rate Non-USD Senior Global Bank Notes due 2008-2009 (2.59% - 4.88%)	1,459	1,328
4.95% Fixed Rate Senior Notes due 2012	25	25

	8,154	10,070
Federal Home Loan Bank of New York (FHLB) advances:
Fixed Rate FHLB advances due 2008-2037 (2.01% - 7.24%)	9	10
Floating Rate FHLB advances due 2008-2036 (4.88% - 5.25%)	5,500	5,000

	5,509	5,010

Precious metal leases due 2008-2014 (.10% - 1.70%)	1,044	729

Private label credit card secured financing due 2008-2012 (4.67% - 5.35%), refer to Note 9	1,549	2,134

Secured financings with Structured Note Vehicles, refer to Note 27	2,486	2,542

Other:
5.99% Fixed Rate Note due 2011	350	350
Floating Rate Note due 2011 (5.49%)	1	4
6.60% Fixed Rate Note due 2021	1,009	858
3.99% Non-USD Senior Debt due 2044	579	530
Other	22	34

	1,961	1,776

Total non-subordinated debt	20,703	22,261

Subordinated debt:
4.625% Global Subordinated Notes due 2014	996	995
Global Bank Note Program:
Fixed Rate Global Bank Notes due 2017-2035 (5.63% - 6.00%)	2,215	1,643

Total subordinated debt	3,211	2,638

Total issued or acquired by HBUS or its subsidiaries	23,914	24,899

Obligations under capital leases	15	17

Total long-term debt	$28,268	$29,252

The table excludes $900 million of long-term debt issued by HBUS or its subsidiaries payable to HUSI. Of this amount, the earliest note is due to mature in 2012 and the latest note is due to mature in 2097.

           Debt Issued by HUSI or its Subsidiaries other than HBUS

In April 2006, HUSI filed an S-3 Shelf Registration Statement (the 2006 shelf) with the Securities and Exchange Commission. Under the 2006 shelf, HUSI may issue debt securities or preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units comprised of any combination of one or more of the aforementioned securities. The 2006 shelf, which has no dollar limit, replaced a shelf filed in 2005 in the amount of $2.3 billion. The Medium-Term Floating Rate Notes due 2008–2012 were issued under the 2006 shelf.

All of the Medium-Term Floating Rate Notes at December 31, 2007 and December 31, 2006 meet the definition of hybrid financial instruments under SFAS 155, which was adopted in 2006, (see Note 2) and are being carried at fair value.

The $1.5 billion Floating Rate Extendible Notes were issued by HUSI in November 2005. These senior debt securities require the noteholders to decide each month whether or not to extend the maturity date of their notes by one month beyond the initial maturity date of December 15, 2006. In no event will the maturity of the notes be extended beyond December 15, 2011, the final maturity date. If on any election date a noteholder decides not to extend the maturity of all or any portion of the principal amount of his notes, the notes will mature on the previously elected maturity date, which will be the maturity date that is twelve months from the current election date. On the August 2007 election date, noteholders of $749,500,000 of this debt exercised their option not to extend the maturity date of their notes. These notes will mature on August 15, 2008. On the September 2007 election date, noteholders of $690,000,000 of this debt exercised their option not to extend the maturity date of their notes. These notes will mature on September 15, 2008. On the October 2007 election date, noteholders of the remaining $60,500,000 of this debt elected not to extend the maturity of their notes. Therefore, these notes will mature on October 15, 2008. Interest is payable on the notes in arrears on the 15th day of each month, commencing December 15, 2005. The interest rate will be determined by reference to the one-month LIBOR, plus or minus the applicable spread for that particular interest period. The spread for each interest period ranges from minus 2 basis points for the interest period ending December 15, 2006 to plus 1 basis point for the interest period ending October 15, 2008.

The Junior Subordinated Debentures due 2026-2032 are held by four capital funding trusts established by HUSI to issue guaranteed capital debt securities in the form of preferred stock backed by the debentures and guaranteed by HUSI. The trusts also issued common stock, all of which is held by HUSI and recorded in other assets. The debentures issued to the capital funding trusts, less the amount of their common stock held by HUSI, qualify as Tier 1 capital. Although the capital funding trusts are VIEs, HUSI’s investment in their common stock is not deemed to be a variable interest because that stock is not deemed to be equity at risk. HUSI holds no other interests in the capital funding trusts and therefore is not their primary beneficiary and does not consolidate them. During September 2007, HUSI exercised its right to redeem $206 million of the 7.53% Junior Subordinated Debentures that had an original maturity date of December 4, 2026.

           Debt Issued by HBUS or its Subsidiaries

In December 2006, HBUS increased the size of its Global Bank Note Program from $20 billion to $40 billion. The Global Bank Note Program provides for the issuance of fixed rate and floating rate, senior and subordinated notes. The following debt issues were made under this program in 2007 and 2006.

•

In August 2007, HBUS issued $500 million of 6.00% Subordinated Bank Notes due 2017. Interest is paid semiannually on February 9 and August 9 of each year, commencing on February 9, 2008 and ending on the stated maturity date of August 9, 2017. These notes may not be redeemed by HBUS.

•

In November 2006, HBUS issued the $20 million 5.43% Senior Notes due 2009. Interest is paid semiannually on May 20 and November 20 of each year, commencing on May 20, 2007 and ending on the stated maturity date of November 20, 2009. HBUS exercised its right to redeem these notes in whole on November 20, 2007.

•

Certain Medium-Term Notes issued in 2006 meet the definition of hybrid financial instruments under SFAS 155, which was adopted in 2006 (see Note 2). Medium-Term Notes totaling $1,403 million and $849 million at December 31, 2007 and 2006, respectively, are being carried at fair value.

Other includes certain notes totaling $1.4 billion and $1.2 billion at December 31, 2007 and 2006, respectively, which resulted from 2006 structured financing transactions.

As of December 31, 2007, the contractual scheduled maturities for total long-term debt over the next five years are as follows.

(in millions)
2008	$8,875
2009	5,970
2010	1,868
2011	962
2012	824

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

Fair Value Hedges

Specifically, interest rate swaps that call for the receipt of a variable market rate and the payment of a fixed rate and short forward contracts are utilized under fair value strategies to hedge the risk associated with changes in the risk free rate component of the value of certain fixed rate investment securities. Interest rate swaps that call for the receipt of a fixed rate and payment of a variable market rate are utilized to hedge the risk associated with changes in the risk free rate component of certain fixed rate debt obligations. The regression method is utilized in order to satisfy the retrospective and prospective assessment of hedge effectiveness for SFAS 133.

HUSI recognized net (losses) gains of approximately $(8) million, $10 million and $2 million for the years ended December 31, 2007, 2006 and 2005, respectively, (reported as other income in the consolidated statements of income), which represented the ineffective portion of all fair value hedges.

For the years ended December 31, 2007, 2006 and 2005, $5 million, $5 million and $7 million of gains related to the basis adjustment of terminated and/or redesignated fair value hedge relationships were amortized to earnings. During 2008, HUSI expects to amortize $7 million of remaining gains to earnings resulting from these terminated and/or redesignated fair value hedges.

Cash Flow Hedges

Similarly, interest rate swaps and futures contracts that call for the payment of a fixed rate are utilized under the cash flow strategy to hedge the forecasted repricing of certain deposit liabilities. In order to satisfy the retrospective and prospective assessment of hedge effectiveness for SFAS 133, the regression method is utilized. Ineffectiveness is recorded to the statement of income on a monthly basis. The total ineffectiveness of all cash flow hedges was $1.4 million for the year ended December 31, 2007 and was less than $1 million for the years ended December 31, 2006 and 2005.

Gains or losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings pursuant to this strategy, are included in interest expense on deposit liabilities during the periods that net income is impacted by the underlying liabilities. As of December 31, 2007, approximately $66 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be included in earnings during 2008.

At December 31, 2007, the net unrealized loss on derivatives included in accumulated other comprehensive income was $157 million, net of income taxes. Of this amount, the $68 million gain represents the effective portion of the net gains on derivatives that qualify as cash flow hedges, and the $89 million loss relates to terminated and/or redesignated derivatives. For the years ended December 31, 2007 and 2006, respectively, $12 million of losses and $35 million of gains related to terminated and/or redesignated cash flow hedge relationships were amortized to earnings from other comprehensive income. During 2008, HUSI expects to amortize $66 million of remaining gains to earnings resulting from these terminated and/or redesignated cash flow hedges.

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

Notional Values of Derivative Contracts

The following table summarizes the notional values of derivative contracts.

December 31	2007	2006

(in millions)
Interest rate:
Futures and forwards	$96,077	$94,204
Swaps	1,874,340	1,906,688
Options written	97,198	510,023
Options purchased	102,015	544,026

	2,169,630	3,054,941

Foreign exchange:
Swaps, futures and forwards	534,988	394,621
Options written	87,730	61,406
Options purchased	86,350	63,795
Spot	39,963	32,654

	749,031	552,476

Commodities, equities and precious metals:
Swaps, futures and forwards	49,080	43,620
Options written	19,394	12,263
Options purchased	18,730	16,115

	87,204	71,998

Credit derivatives	1,252,337	816,422

Total	$4,258,202	$4,495,837

The total notional amounts in the table above relate primarily to HUSI’s trading activities. Notional amounts included in the table related to non-trading fair value, cash flow and economic hedging activities were $15 billion and $27 billion at December 31, 2007 and 2006, respectively.

Note 17. Income Taxes

Total income taxes were allocated as follows.

Year Ended December 31	2007	2006	2005

(in millions)
Income tax (benefit) expense	$(1)	$530	$566
To shareholders’ equity as tax charge (benefit):
Net unrealized losses on securities available for sale	(13)	(22)	(111)
Unrealized (losses) gains on derivatives classified as cash flow hedges	(74)	(106)	78
Unrealized (losses) gains on interest-only strip receivables	—	(4)	4
Employer accounting for post-retirement plans	5	(13)	—
Foreign currency translation, net	2	—	(4)

	$(81)	$385	$533

The components of income tax expense follow.

Year Ended December 31	2007	2006	2005

(in millions)
Current:
Federal	$301	$466	$484
State and local	40	51	90
Foreign	28	18	7

Total current	369	535	581
Deferred, primarily federal	(370)	(5)	(15)

Total income tax (benefit) expense	$(1)	$530	$566

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

Year Ended December 31	2007	2006	2005

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes	14.3	2.1	4.2
Adjustment of tax rate used to value deferred taxes	17.4	—	—
Goodwill related to disposition of WTAS business	3.8	—	—
Valuation allowance	4.4	—	—
Validation of deferred tax balances	(20.5)	1.1	—
Release of tax reserves	(6.3)	(.7)	(.3)
Tax exempt interest income	(11.1)	(.9)	(.7)
Low income housing and miscellaneous other tax credits	(34.1)	(1.8)	(1.4)
Non-taxable income	(5.5)	—	—
Other items	1.9	(1.0)	(.1)

Effective income tax rate	(.7% )	33.8%	36.7%

The components of the net deferred tax position are presented in the following table.

December 31	2007	2006

(in millions)
Deferred tax assets:
Allowance for credit losses	$524	$296
Benefit accruals	120	100
Accrued expenses not currently deductible	102	80
LOCOM adjustments	136	—
Unrealized losses on securities available for sale	112	122
Investment securities	88	20
Accrued pension cost	5	14
Premium on purchased receivables	—	4

Total deferred tax assets before valuation allowance	1,087	636
Valuation allowance	(7)	—

Total deferred tax assets	1,080	636

Less deferred tax liabilities:
Lease financing income accrued	(6)	7
Deferred gain recognition	(48)	34
Depreciation and amortization	22	6
Interest and discount income	201	168
Deferred fees/costs	86	97
Mortgage servicing rights	150	177
Net purchase discount on acquired companies	7	6
Other	93	40

Total deferred tax liabilities	505	535

Net deferred tax asset	$575	$101

Realization of deferred tax assets is contingent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. Based upon the level of historical taxable income and the scheduled reversal of the deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not HUSI would realize the benefits of these deductible differences, net of the valuation allowance noted above. The valuation allowance relates primarily to potential limitations on the utilization of excess foreign tax credits.

At December 31, 2007, HUSI had foreign tax credit carryforwards of $6 million for U.S. federal income tax purposes which expire as follows: $2 million in 2016 and $4 million in 2017.

As discussed in Note 2, HUSI adopted FIN 48 effective January 1, 2007. The adoption resulted in the recognition of additional current tax liabilities and offsetting deferred tax assets of $11 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.

(in millions)
Balance at January 1, 2007	$86
Additions based on tax positions related to the current year	23
Additions for tax positions of prior years	27
Reductions for tax positions of prior years	(21)

Balance at December 31, 2007	$115

The state tax portion of this amount is reflected gross and not reduced by federal tax effect. The total amount of unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the effective income tax rate is $56 million.

Major taxing jurisdictions for HUSI and tax years for each that remain subject to examination are as follows.

U.S. Federal	2004 and later
New York State	1992 and later
New York City	1995 and later

The U.S. federal audit of the 2004 and 2005 tax years, as well as certain state audits, have a reasonable possibility of being effectively settled within the next 12 months. No estimate as to the potential outcome of these audits is possible at this time.

HUSI recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in other operating expenses. As of January 1, 2007, we had accrued $16 million for the payment of interest associated with uncertain tax positions. During the twelve months ended December 31, 2007, we increased our accrual for the payment of interest associated with uncertain positions by $11 million.

Note 18. Preferred Stock

The following table presents information related to the issues of preferred stock outstanding.

	Shares Outstanding 2007	Dividend Rate 2007	Amount Outstanding

December 31			2007	2006

($ in millions)
Floating Rate Non-Cumulative Preferred Stock, Series F ($25 stated value)	20,700,000	6.159%	$517	$517
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series G ($1,000 stated value)	373,750	6.159	374	374
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value)	373,750	6.500	374	374
6,000,000 Depositary shares each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 stated value)	1,500,000	4.500	150	150
$2.8575 Cumulative Preferred Stock ($50 stated value)	3,000,000	5.715	150	150
CTUS Inc. Preferred Stock	100	—	*	*
Dutch Auction Rate Transferable Securities™ Preferred Stock (DARTS):
Series A ($100,000 stated value)	—	4.527	—	63
Series B ($100,000 stated value)	—	4.565	—	62

			$1,565	$1,690

* Less than $500 thousand.

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

HUSI acquired CTUS Inc., a unitary thrift holding company, in 1997 from CT Financial Services Inc. (the Seller). CTUS owned First Federal Savings and Loan Association of Rochester (First Federal). The acquisition agreement provided that HUSI issue preferred shares to the Seller. The preferred shares provide for, and only for, a contingent dividend or redemption equal to the amount of recovery, net of taxes and costs, if any, by First Federal resulting from the pending action against the United States government alleging breaches by the government of contractual obligations to First Federal following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. HUSI issued 100 preferred shares at a par value of $1.00 per share in connection with the acquisition.

In November 2007, HUSI redeemed all issued shares of DARTS Preferred Stock, Series A and B at their stated value of $100,000 per share, resulting in total cash payment of $125 million.

Note 19. Retained Earnings and Regulatory Capital Requirements

Bank dividends are a major source of funds for payment by HUSI of shareholder dividends and along with interest earned on investments, cover HUSI’s operating expenses which consist primarily of interest on outstanding debt. Under 12 USC 60, the approval of the OCC is required if the total of all dividends declared by HBUS in any year exceeds the cumulative net profits for that year, combined with the profits for the two preceding years reduced by dividends attributable to those years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection. These rules restrict HBUS from paying dividends to HUSI as of December 31, 2007, as cumulative net profits for 2007, 2006 and 2005 are less than dividends attributable to those years.

Additional information regarding regulation, supervision and capital for HUSI and HBUS begins on page 10 of this Form 10-K.

Capital amounts and ratios of HUSI and HBUS, calculated in accordance with current banking regulations, are summarized in the following table. In December 2007, U.S. regulators published a revision to the regulatory capital rules which will go into effect on April 1, 2008. This revision will significantly affect the ratios shown in the table below. HUSI’s approach toward implementing the Basel II framework is summarized on page 76 of this Form 10-K.

	2007			2006

December 31	Capital Amount	Well-Capitalized Minimum Ratio (1)	Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio (1)	Actual Ratio

($ in millions)
Total capital (to risk weighted assets):
HUSI	$15,276	10.00%	11.29%	$15,501	10.00%	12.58%
HBUS	15,330	10.00	11.40	14,998	10.00	12.23
Tier 1 capital (to risk weighted assets):
HUSI	9,639	6.00	7.12	10,577	6.00	8.58
HBUS	9,696	6.00	7.21	10,278	6.00	8.38
Tier 1 capital (to average assets):
HUSI	9,639	3.00 (2)	5.34	10,577	3.00	6.36
HBUS	9,696	5.00	5.46	10,278	5.00	6.29
Risk weighted assets:
HUSI	135,339			122,652
HBUS	134,501			122,652

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

Note 20. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

	2007	2006	2005

(in millions)
Unrealized (losses) gains on available for sale securities:
Balance, January 1	$(199)	$(128)	$21
Increase (decrease) in fair value, net of taxes of $(15), $10, and $71, in 2007, 2006 and 2005, respectively	42	(55)	(94)
Net gains on sale of securities reclassified to net income, net of taxes of $19, $12, and $40 in 2007, 2006 and 2005, respectively	(31)	(16)	(55)

Net change	11	(71)	(149)

Balance, December 31	(188)	(199)	(128)

Unrealized (losses) gains on derivatives classified as cash flow hedges:
Balance, January 1	(8)	98	(6)
Change in unrealized (loss) gain net of taxes of $72, $106, and $(78) in 2007, 2006 and 2005, respectively	(165)	(106)	104

Net change	(165)	(106)	104

Balance, December 31	(173)	(8)	98

Unrealized gains on interest-only strip receivables:
Balance, January 1	—	7	—
Change in unrealized gains on interest-only strip receivables, net of taxes of $4 and $(4) in 2006 and 2005, respectively	—	(7)	7

Net change	—	(7)	7

Balance, December 31	—	—	7

Foreign currency translation adjustments:
Balance, January 1	11	11	16
Translation gains, net of taxes of $2 and $4 in 2007 and 2005,respectively	4	*	(5)

Net change	4	*	(5)

Balance, December 31	15	11	11

Unfunded postretirement benefits liability:
Balance, January 1	(18)	—	—
Cumulative effect of change in accounting for pension and postretirement benefits, net of taxes of $13 in 2006	—	(18)	—
Change in unfunded postretirement liability, net of taxes of $(6) in 2007	12	—	—

Net change	12	(18)	—

Balance, December 31	(6)	(18)	—

Summary of accumulated other comprehensive loss:
Accumulated other comprehensive (loss) income, January 1	(214)	(12)	31
Other comprehensive loss, net of tax	(150)	(184)	(43)
Cumulative effect of change in accounting for pension and postretirement benefits and change in unfunded postretirement liability, net of tax	12	(18)	—

Accumulated other comprehensive loss, December 31	$(352)	$(214)	$(12)

* Less than $500 thousand.

Note 21. Related Party Transactions

In the normal course of business, HUSI conducts transactions with HSBC and its subsidiaries (HSBC affiliates). These transactions occur at prevailing market rates and terms. All extensions of credit by HBUS to other HSBC affiliates are legally required to be secured by eligible collateral. The following table presents related party balances and the income and expense generated by related party transactions.

December 31	2007	2006	2005

(in millions)
Assets:
Cash and due from banks	$97	$179	$121
Interest bearing deposits with banks	134	59	67
Federal funds sold and securities purchased under agreements to resell	356	141	111
Trading assets	11,640	6,895	5,386
Loans	2,007	813	1,562
Other	390	226	79

Total assets	$14,624	$8,313	$7,326

Liabilities:
Deposits	$13,088	$12,233	$10,133
Trading liabilities	14,552	6,473	4,545
Short-term borrowings	982	464	698
Other	840	254	104

Total liabilities	$29,462	$19,424	$15,480

December 31	2007	2006	2005

(in millions)
Interest income	$178	$51	$40
Interest expense	424	408	293
HSBC affiliate income:
Other fees and commissions:
HSBC	67	28	34
HSBC Finance Corporation	18	12	13
HMUS	13	5	18
Other HSBC affiliates	7	6	6
Service charges	11	15	15
Gains on sales of loans to HMUS	18	106	18
Gains on sales of refund anticipation loans to HSBC Finance Corporation	23	22	19
Other HSBC affiliates income	15	14	7
Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation	468	452	415
Fees paid to HMUS	238	227	162
Fees paid to HTSU for technology services	260	235	216
Fees paid to other HSBC affiliates	196	162	126

Transactions Conducted with HSBC Finance Corporation

•

Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

•

By agreement, HUSI purchases receivables generated by private label and MasterCard1/Visa[2] credit card relationships on a daily basis at a value that approximates fair value, as determined by an independent third party. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance Corporation continues to service the customer relationships, for which they charged HUSI servicing fees of $374 million and $367 million, respectively, for the year ended December 31, 2007 and 2006 for the private label credit relationships. HUSI was charged service fees of $61 million and $38 million, respectively, for the year ended December 31, 2007 and 2006 for the MasterCard/Visa credit card relationship. Activity related to these portfolios is summarized in the following table.

	Private Label		MasterCard/Visa

For the year ended December 31	2007	2006	2007	2006

(in millions)
Receivables acquired from HSBC Finance Corporation:
Balance at beginning of period	$16,973	$14,355	$1,287	$1,159
Receivables acquired	21,341	21,591	2,828	2,317
Customer payments, net charge offs and other activity	(20,887)	(18,973)	(2,127)	(2,189)

Balance at end of period	$17,427	$16,973	$1,988	$1,287

Premiums paid to HSBC Finance Corporation:
Unamortized balance at beginning of period	$188	$320	$15	$12
Premiums paid	329	367	105	39
Amortization	(405)	(499)	(77)	(36)

Unamortized balance at end of period	$112	$188	$43	$15

•

HUSI services a portfolio of residential mortgage loans owned by HSBC Finance Corporation. The related service fee income was $10.5 million and $4.3 million for the year ended December 31, 2007 and 2006, respectively.

•

HUSI’s wholly-owned subsidiaries HBUS and HSBC Trust Company (Delaware), N.A. (HTCD) are the originating lenders for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which are managed by HSBC Finance Corporation. By agreement, HBUS and HTCD process applications, fund and subsequently sell these loans to HSBC Finance Corporation. For the year ended December 31, 2007 and 2006, HBUS and HTCD originated approximately $17 billion and $16 billion, respectively, that were sold to HSBC Finance Corporation. This resulted in gains of $23 million and $22 million, respectively, for the year ended December 31, 2007 and 2006.

•

Certain of HUSI’s consolidated subsidiaries have secured lines of credit totaling $1.0 billion with HSBC Finance Corporation. There were no balances outstanding under any of these lines of credit at December 31, 2007 or 2006.

•

In 2006, HUSI began acquiring residential mortgage loans at fair value from HSBC Finance Corporation with the original intent of selling these loans to HMUS (see “Transactions Conducted with HMUS” on the next page). For the year ended December 31, 2007, HUSI acquired $615 million of loans from HSBC Finance Corporation for a net discount of $12 million.

[1]	MasterCard is a registered trademark of MasterCard, Incorporated.

[2]	Visa is a registered trademark of Visa USA, Inc.

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

•

In 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties with the original intent of selling these loans for HMUS. During 2006, HUSI also began acquiring residential mortgage loans from HSBC Finance Corporation under this program. HUSI maintains no ownership interest in the residential mortgage loans after sale. Under this program, HUSI sold $6.2 billion and $15.9 billion of loans to HMUS during the year ended December 31, 2007 and 2006, respectively. Total gains on sale were $18 million and $106 million for the year ended December 31, 2007 and 2006, respectively. Refer to page 9 of this Form 10-K for further information regarding this program.

•

During the first quarter of 2007, as part of a strategy to consolidate certain investments into a common HSBC entity in North America, HUSI sold certain non-marketable investments to HMUS resulting in total net gains of $6 million. The carrying value of these investments totaled $10 million at the time of the sale.

Other Transactions with HSBC Affiliates

At December 31, 2007 and 2006, HUSI had an unused line of credit with HSBC of $2.5 billion and $2 billion, respectively.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $1.6 billion, of which $225 million was outstanding at December 31, 2007. HUSI has also extended a subordinated loan to HSBC Securities (USA) Inc. in the amount of $500 million, of which $350 million was outstanding at December 31, 2007.

HUSI routinely enters into derivative transactions with HSBC Finance Corporation and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues, derivative contracts or other financial transactions with unaffiliated third parties. At December 31, 2007 and December 31, 2006, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $996 billion and $772 billion, respectively. The net credit risk exposure (defined as the recorded fair value of derivative receivables) related to these contracts was approximately $12 billion and $7 billion at December 31, 2007 and 2006, respectively. HUSI, within its Global Banking and Markets business, accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

Domestic employees of HUSI participate in a defined benefit pension plan sponsored by HNAH. Additional information regarding pensions is provided in Note 23 of these consolidated financial statements, beginning on page 144 of this Form 10-K.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI’s share of the expense of these plans on a pre-tax basis for the year ended December 31, 2007 and 2006 was approximately $68 million and $74 million, respectively. As of December 31, 2007, HUSI’s share of compensation cost related to nonvested stock compensation plans was approximately $84 million, which is expected to be recognized over a weighted-average period of 1.5 years. A description of these stock compensation plans begins on page 142 of this Form 10-K.

HUSI declared and paid dividends of $800 million and $455 million for the year ended December 31, 2007 and 2006, respectively, to its parent company, HNAI.

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

The following table presents information for each plan. Descriptions of each plan follow the table.

December 31	2007		2006		2005

Restricted Share Plan:
Total compensation expense recognized (in millions)		$68		$59		$44

Sharesave (5 year vesting period):
Total options granted		132,000		83,000		262,000
Fair value per option granted		$4.09		$3.49		$3.78
Total compensation expense recognized (in millions)		$1	$	*	$	*
Significant assumptions used to calculate fair value:
Risk free interest rate		4.6%		5.0%		4.3%
Expected life (years)		5		5		5
Expected volatility		17%		17%		20%

Sharesave (3 year vesting period):
Total options granted		445,000		274,000		510,000
Fair value per option granted		$4.25		$3.42		$3.73
Total compensation expense recognized (in millions)		$1		$1		$1
Significant assumptions used to calculate fair value:
Risk free interest rate		4.6%		5.0%		4.3%
Expected life (years)		3		3		3
Expected volatility		17%		17%		20%

Sharesave (1 year vesting period):
Total options granted		145,000		81,000
Fair value per option granted		$3.71		$2.60
Total compensation expense recognized (in millions)	$	*	$	*
Significant assumptions used to calculate fair value:
Risk free interest rate		4.9%		5.0%
Expected life (years)		1		1
Expected volatility		17%		17%

Group Share Option Plan:
Total options granted		—		—		—
Fair value per option granted		$—		$—		$—
Total compensation expense recognized (in millions)		$(2)		$14		$6
Significant assumptions used to calculate fair value:
Risk free interest rate		—%		—%		—%
Expected life (years)		—		—		—
Expected volatility		—%		—%		—%

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

No options were granted under the Group Share Option Plan in 2005, 2006 or 2007, since the plan was terminated by HSBC in May 2005. In lieu of options, employees now receive grants of HSBC Holdings ordinary shares subject to certain vesting conditions (refer to Restricted Share Plans above). All stock option grants under the Group Share Option Plan have fully vested and the associated expense fully recognized. In addition, a credit of $2 million was recognized in 2007 which reflects an adjustment to the expense accrued on the stock options granted in 2004, which was the last year of stock option grants under the Group Share Option Plan.

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

In 2006, HUSI adopted SFAS 158, which requires balance sheet recognition of the funded status of pension and other postretirement benefit plans. Since HUSI’s main pension plan was transferred to HNAH in 2005, adoption of SFAS 158 had no significant balance sheet impact related to pension obligations. The impact of SFAS 158 on other postretirement benefit plans is summarized on page 146 of this Form 10-K.

The components of pension expense for the defined benefit plan reflected in HUSI’s consolidated statements of income are shown in the table below. The pension expense for the years ended December 31, 2007, 2006 and 2005 reflect the portion of the pension expense of the combined HNAH pension plan which has been allocated to HUSI.

Year Ended December 31	2007	2006	2005

(in millions)
Service cost–benefits earned during the period	$31	$30	$27
Interest cost on projected benefit obligation	72	65	62
Expected return on assets	(91)	(84)	(89)
Amortization of prior service cost	1	1	1
Recognized losses	9	16	5

Pension expense	$22	$28	$6

The assumptions used in determining pension expense of the defined benefit plan are as follows:

	2007	2006	2005

Discount rate	5.90%	5.70%	6.00%
Salary increase assumption	3.75	3.75	3.75
Expected long-term rate of return on plan assets	8.00	8.00	8.33

A reconciliation of beginning and ending balances of the fair value of plan assets associated with the HNAH defined benefit pension plan is shown below.

Year Ended December 31	2007	2006

(in millions)
Fair value of plan assets at beginning of year	$2,568	$2,384
Actual return on plan assets	185	246
Benefits paid	(136)	(62)

Fair value of plan assets at end of year	$2,617	$2,568

HUSI does not currently anticipate making employer contributions to the defined benefit plan in 2008.

The allocation of the pension plan assets for the HNAH defined benefit pension plan is summarized in the following table:

	Percentage of Plan Assets

December 31	2007	2006

Equity securities	69%	69%
Debt securities	31	30
Other	—	1

Total	100%	100%

There were no investments in HSBC ordinary shares or American depositary shares at December 31, 2007 and 2006.

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

Year Ended December 31	2007	2006

(in millions)
Projected benefit obligation at beginning of year	$2,698	$2,530
Service cost	111	102
Interest cost	160	145
Actuarial (gains) losses	(86)	(17)
Benefits paid	(136)	(62)

Projected benefit obligation at end of year	$2,747	$2,698

HUSI’s share of the projected benefit obligation of the HNAH defined benefit pension plan was approximately $1.2 billion at December 31, 2007 and 2006. The accumulated benefit obligation for the HNAH defined benefit pension plan was approximately $2.4 billion at December 31, 2007 and 2006. HUSI’s share of the accumulated benefit obligation at December 31, 2007 and 2006 was approximately $1.1 billion. These amounts are included in HNAH’s consolidated balance sheets.

Estimated future benefit payments for the HNAH defined benefit pension plan and HUSI’s share of those estimated payments are summarized in the following table.

	HNAH	HUSI’s Share

(in millions)
2008	$133	$54
2009	142	58
2010	151	61
2011	163	66
2012	181	70
2013-2017	1,027	436

The assumptions used in determining the projected benefit obligation of the defined benefit pension plan are summarized in the following table.

December 31	2007	2006

Discount rate	6.55%	5.90%
Salary increase assumption	3.75	3.75

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

The net postretirement benefit cost included the following components.

Year Ended December 31	2007	2006	2005

(in millions)
Service cost – benefits earned during the period	$1	$1	$2
Interest cost	6	6	7
Amortization of transition obligation	3	3	3
Amortization of recognized actuarial gain	(1)	—	—

Net periodic postretirement benefit cost	$9	$10	$12

The assumptions used in determining the net periodic postretirement benefit cost for HUSI’s postretirement benefit plans are shown in the following table.

December 31	2007	2006	2005

Discount rate	5.90%	5.70%	6.00%
Salary increase assumption	3.75	3.75	3.75

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is shown in the following table.

Year Ended December 31	2007	2006

(in millions)
Accumulated benefit obligation at beginning of year	$103	$119
Service cost	1	1
Interest cost	6	6
Participant contributions	1	1
Actuarial gains	(8)	(13)
Benefits paid	(10)	(11)

Accumulated benefit obligation at end of year	$93	$103

HUSI’s postretirement benefit plans are funded on a pay-as-you-go basis. Estimated future benefit payments for HUSI’s postretirement plans are summarized in the following table.

(in millions)
2008	$8
2009	8
2010	8
2011	8
2012	8
2013-2017	35

The assumptions used in determining the benefit obligation of HUSI’s postretirement benefit plans at December 31 are as follows:

	2007	2006

Discount rate	6.55%	5.90%
Salary increase assumption	3.75	3.75

A 9.6 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2007. This rate of increase is assumed to decline gradually to 5 percent in 2014.

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent Increase		One Percent Decrease

(in millions)
Effect on total of service and interest cost components	$	*	$	*
Effect on postretirement benefit obligation		1		(1)

* Less than $500 thousand

           Other Plans

HUSI maintains a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $36 million, $34 million and $33 million in 2007, 2006 and 2005, respectively.

Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Total expense recognized for these plans was immaterial in 2007, 2006 and 2005.

Note 24. Business Segments

HUSI has five distinct segments that it utilizes for management reporting and analysis purposes, which are generally based upon customer groupings, as well as products and services offered. Descriptions of HUSI’s business segments are presented on pages 6 and 7 of this Form 10-K.

Effective January 1, 2007, corporate goals of HUSI are based upon results reported under International Financial Reporting Standards (IFRS), which are utilized by HSBC to prepare its consolidated financial statements. Operating results for HUSI are now being monitored and reviewed, trends are being evaluated, and decisions are being made about allocating certain resources on an IFRS basis. As a result, business segment results are reported on an IFRS basis to align with the revised internal reporting mechanism for monitoring performance. Results for 2006 and 2005 have been restated on an IFRS basis to conform with 2007 presentation.

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

	IFRS Consolidated Amounts								(4) IFRS Adjustments	(5) IFRS Reclassifications	U.S. GAAP Consolidated Totals

December 31, 2007	PFS	CF	CMB	Global Banking and Markets	PB	Other	Intersegmental Revenue	Total

(in millions)
Net interest income (1)	$1,102	$951	$814	$321	$198	$(12)	$(652)	$2,722	$17	$659	$3,398
Other revenues	559	294	259	46	291	216	652	2,317	(313)	(157)	1,847

Total revenues	1,661	1,245	1,073	367	489	204	—	5,039	(296)	502	5,245
Provision for credit losses (3)	139	1,187	126	35	10	—	—	1,497	33	(8)	1,522

	1,522	58	947	332	479	204	—	3,542	(329)	510	3,723
Operating expenses (2)	1,302	33	558	803	345	4	—	3,045	30	511	3,586

Income before income tax expense	220	25	389	(471)	134	200	—	497	(359)	(1)	137

Income tax expense	52	7	92	(129)	32	57	—	111	(111)	(1)	(1)

Net income	$168	$18	$297	$(342)	$102	$143	$—	$386	$(248)	$—	$138

Balances at end of period:
Total assets	$36,322	$22,145	$18,851	$162,757	$6,191	$193	$—	$246,459	$(58,120)	$34	$188,373
Total loans	31,015	21,639	16,831	28,389	5,416	—	—	103,290	—	(8,341)	94,949
Goodwill	925	—	368	497	325	—	—	2,115	586	—	2,701
Total deposits	42,642	35	18,164	41,983	12,247	2	—	115,073	—	1,155	116,228

(1)

Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)

Represents adjustments associated with differences between IFRS and U.S. GAAP bases of accounting. These adjustments, which are more fully described beginning on page 150 of this Form 10-K, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Income before Income Tax Expense	Total Assets

(in millions)
Unquoted equity securities	$—	$(90)	$—	$—	$(90)	$—
Fair value option	(2)	(190)	—	—	(192)	—
Loan origination	(15)	(9)	—	(2)	(22)	—
Loan impairment	22	—	26	—	(4)	—
Purchase accounting/deferred taxes	—	—	—	(4)	4	—
Stock based compensation	—	—	—	(2)	2	—
Property	—	(7)	—	14	(21)	—
Pension cost	—	—	—	24	(24)	—
Recording derivative assets and liabilities gross	—	—	—	—	—	(58,120)
Other	12	(17)	7	—	(12)	—

Total	$17	$(313)	$33	$30	$(359)	$(58,120)

(5)	Represents differences in financial statement presentation between IFRS and U.S. GAAP.

	IFRS Consolidated Amounts
									(4) IFRS Adjustments	(5) IFRS Reclassifications	U.S. GAAP Consolidated Totals
December 31, 2006				Global Banking and Markets			Intersegmental Revenue
	PFS	CF	CMB		PB	Other		Total

(in millions)
Net interest income (1)	$1,155	$721	$746	$235	$199	$(10)	$(593)	$2,453	$8	$620	$3,081
Other revenues	496	105	273	957	303	(46)	593	2,681	41	(159)	2,563

Total revenues	1,651	826	1,019	1,192	502	(56)	—	5,134	49	461	5,644
Provision for credit losses (3)	52	654	70	3	36	—	—	815	5	3	823

	1,599	172	949	1,189	466	(56)	—	4,319	44	458	4,821

Operating expenses (2)	1,173	31	503	791	308	2	—	2,808	(11)	458	3,255

Income before income tax expense	426	141	446	398	158	(58)	—	1,511	55	—	1,566

Income tax expense	154	50	155	148	57	(35)	—	529	1	—	530

Net income	$272	$91	$291	$250	$101	$(23)	$—	$982	$54	$—	$1,036

Balances at end of period:
Total assets	$40,036	$23,944	$17,979	$107,881	$8,438	$350	$—	$198,628	$(29,702)	$(4,109)	$164,817
Total loans	35,625	21,529	15,173	18,319	5,476	—	—	96,122	—	(5,885)	90,237
Goodwill	925	—	368	497	337	—	—	2,127	589	—	2,716
Total deposits	37,470	34	15,695	31,893	10,687	—	—	95,779	—	6,367	102,146

(1)

Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)

Represents adjustments associated with differences between IFRS and U.S. GAAP bases of accounting. These adjustments, which are more fully described beginning on page 150 of this Form 10-K, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Income before Income Tax Expense	Total Assets

(in millions)
Unquoted equity securities	$—	$(45)	$—	$—	$(45)	$—
Fair value option	6	80	—	—	86	—
Loan origination	(1)	(11)	—	(20)	8	—
Loan impairment	3	—	—	—	3	—
Purchase accounting/deferred taxes	—	—	—	(6)	6	—
Stock based compensation	—	—	—	(9)	9	—
Property	—	17	—	14	3	—
Pension cost	—	—	—	10	(10)	—
Recording derivative assets and liabilities gross	—	—	—	—	—	(29,702)
Other	—	—	5	—	(5)	—

Total	$8	$41	$5	$(11)	$55	$(29,702)

(5)	Represents differences in financial statement presentation between IFRS and U.S. GAAP.

	IFRS Consolidated Amounts								(4) IFRS Adjustments	(5) IFRS Reclassifications	U.S. GAAP Consolidated Totals

December 31, 2005	PFS	CF	CMB	Global Banking and Markets	PB	Other	Intersegmental Revenue	Total

(in millions)
Net interest income	$948	$641	$666	$348	$174	$(22)	$(233)	$2,522	$(62)	$603	$3,063
Other revenues	704	(41)	183	738	260	28	233	2,105	(8)	(186)	1,911

Total revenues	1,652	600	849	1,086	434	6	—	4,627	(70)	417	4,974
Provision for credit losses	100	662	27	(52)	(3)	—	—	734	(63)	3	674

	1,552	(62)	822	1,138	437	6	—	3,893	(7)	414	4,300

Operating expenses (2)	1,023	39	378	644	270	—	—	2,354	(10)	414	2,758

Income before income tax expense	529	(101)	444	494	167	6	—	1,539	3	—	1,542

Income tax expense	218	(38)	170	184	64	8	—	606	(40)	—	566

Net income	$311	$(63)	$274	$310	$103	$(2)	$—	$933	$43	$—	$976

Balances at end of period:
Total assets	$43,736	$22,158	$16,770	$84,922	$6,312	$321	$—	$174,219	$(20,393)	$(2,242)	$151,584
Total loans	39,619	20,311	14,502	13,838	4,930	—	—	93,200	—	(2,858)	90,342
Goodwill	925	—	368	497	337	—	—	2,127	567	—	2,694
Total deposits	31,360	23	11,852	33,309	7,981	—	—	84,525	—	5,767	90,292

(1)

Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	Represents adjustments associated with differences between IFRS and U.S. GAAP bases of accounting. These adjustments, which are more fully described below, consist of the following:

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Income before Income Tax Expense	Total Assets

(in millions)
Unquoted equity securities	$—	$—	$—	$—	$—	$—
Fair value option	—	(33)	—	—	(33)	—
Loan origination	(5)	(8)	—	(24)	11	—
Loan impairment	(4)	—	(24)	—	20	—
Purchase accounting/deferred taxes	—	—	—	20	(20)	—
Stock based compensation	—	—	—	(29)	29	—
Property	—	21	—	15	6	—
Pension cost	—	—	—	8	(8)	—
Recording derivative assets and liabilities gross	—	—	—	—	—	(20,393)
Other	(53)	12	(39)	—	(2)	—

Total	$(62)	$(8)	$(63)	$(10)	$3	$(20,393)

(5)	Represents differences in financial statement presentation between IFRS and U.S. GAAP.

Differences between IFRS and U.S. GAAP

Unquoted equity securities – Under IFRS, equity securities which are not quoted on a recognized exchange (MasterCard Class B shares), but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRS are classified as either available for sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income, as is the case with MasterCard Class B shares. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange, are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets.

Fair value option – Reflects the impact of applying the fair value option to certain debt instruments issued, and includes an adjustment of the initial valuation of the debt instruments. The debt is accounted for at amortized cost under U.S. GAAP.

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

Loan impairment – No asset for future recoveries arising from written-off assets was recognized in the balance sheet under IFRS prior to January 1, 2005. The establishment of the recovery asset under IFRS associated with the private label credit card portfolio purchased from HSBC Finance Corporation results in higher earnings under IFRS than under U.S. GAAP. Subsequent recoveries are credited to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRS, resulting in lower earnings under IFRS. Net interest income is higher under IFRS than under U.S. GAAP due to the imputed interest on the recovery asset.

Purchase accounting/deferred taxes – In 2006, a deferred tax asset related to a previous acquisition was adjusted against the related goodwill account for U.S. GAAP reporting. Under IFRS, this adjustment was charged to earnings.

Stock based compensation – Some of the bonuses awarded in respect of 2002, 2003 and 2004 were recognized over the relevant vesting period and were, therefore, expensed in net income under IFRS during 2005. Under U.S. GAAP, these awards were expensed in the years for which they were granted. 2005 bonuses will be expensed over the vesting period under both IFRS and U.S. GAAP. Net income was, therefore, higher under U.S. GAAP in 2005. IFRS and U.S. GAAP are now largely aligned and this transition difference will be eliminated over the next few years.

Property – Under IFRS, the value of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the values of tangible fixed assets and shareholders’ equity are lower under U.S. GAAP than under IFRS. There is a correspondingly lower depreciation charge and higher net income as well as higher gains (or smaller losses) on the disposal of fixed assets under U.S. GAAP. For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under IFRS for the period.

Pension costs – Net income under U.S. GAAP is lower than under IFRS as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor”.

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

Other – In 2007, other includes the net impact of certain adjustments which represent a temporary difference between U.S. GAAP and IFRS. These adjustments were not individually material for the years ended 2007, 2006 and 2005.

Note 25. Collateral, Commitments and Contingent Liabilities

Pledged Assets

The following table presents pledged assets included in the consolidated balance sheets.

December 31	2007	2006

(in millions)
Interest bearing deposits with banks	$264	$764
Trading assets (1)	2,834	2,961
Securities available for sale (2)	7,060	6,775
Securities held to maturity	172	273
Loans (3)	8,416	8,426
Other assets (4)	2,889	849

Total	$21,635	$20,048

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities (refer to Note 27).

(2)	Securities available for sale are primarily pledged against various short-term borrowings.

(3)

Loans are primarily private label credit card receivables pledged against long-term borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank (refer to Note 15).

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheets. The fair value of securities available for sale that can be sold or repledged was $3,426 million and $2,289 million at December 31, 2007 and 2006, respectively.

The fair value of collateral accepted by HUSI not reported on the consolidated balance sheets that can be sold or repledged was $14,635 million and $8,161 million at December 31, 2007 and 2006, respectively. This collateral was obtained under security resale agreements. Of this collateral, $954 million and $781 million has been sold or repledged as collateral under repurchase agreements or to cover short sales at December 31, 2007 and 2006, respectively.

Lease Obligations

HUSI and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Expected minimum lease payments under noncancellable operating leases as of December 31, 2007, net of sublease rentals, are summarized in the following table.

December 31	2007	2006	2005

(in millions)
Actual annual rental expense	$128	$111	$89

Expected minimum future payments:
2008	$106
2009	102
2010	94
2011	87
2012	79
Thereafter	288

	$756

Litigation

HUSI is named in and is defending legal actions in various jurisdictions arising from its normal business. One of these proceedings, which relates to a lawsuit against Visa U.S.A., Inc. (Visa) had a material impact on HUSI’s pre-tax results during 2007, which is discussed more fully below. In addition, there was a conclusion during the last half of 2007 in the proceedings related to the “Princeton Note Matter”, which is also more fully described below.

Visa

Over the past several years, Visa, as well as several of their member banks, have been involved in several different lawsuits challenging various practices of Visa in the United States of America.

In 1998, the United States Department of Justice filed an antitrust lawsuit against the Visa membership associations (“associations”) alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express and Discover Financial Services. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case. In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against Visa and several member banks alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards. The complaint requests civil monetary damages, which could be trebled. In November 2007, Visa entered into a settlement agreement with American Express to settle the Amex litigation, however the settlement is subject to certain approvals.

Separately, a number of merchants and merchant organizations have also filed antitrust lawsuits (the “Interchange lawsuits”) against Visa and several member banks alleging, among other things, that the defendants conspired to fix the level of interchange fees. The complaints request civil monetary damages, which could be trebled. In October 2005, the Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery.

In October 2007, Visa announced that it had completed restructuring transactions in preparation for its initial public offering planned for early 2008. HBUS has a membership interest in Visa. As a result of the indemnification agreement established as part of the restructuring, banks with a membership interest, including HBUS, have obligations to share in certain losses under various agreements with Visa in connection with this and other litigation. In light of this and the accounting guidance related to Visa matters received in November from the SEC, which stated that the modification of the Visa bylaws no longer exempts the indemnification agreement from the scope of FASB Accounting Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, HBUS recorded a $70 million liability for litigation related to Visa, which resulted in a corresponding pre-tax charge to litigation expense during the fourth quarter of 2007.

Princeton Notes

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

Both Maruzen and Yakult then commenced separate civil suits. Both of those civil suits sought compensatory, punitive, and treble damages pursuant to RICO and assorted fraud and breach of duty claims arising from unpaid Princeton Notes with face amounts totaling approximately $125 million. No amount of compensatory damages was specified in either complaint. Those two complaints named HUSI, HBUS, and Republic New York Securities Corporation as defendants. The parties to those two cases recently engaged in separate settlement discussions, resulting in the conclusion of both cases during the second half of 2007. The settlements, individually and collectively, did not have a material impact on HUSI’s consolidated results.

Note 26. Off-Balance Sheet Financial Guarantee Arrangements

As part of its normal operations, HUSI enters into various off-balance sheet financial guarantee arrangements with affiliates and third parties. These arrangements arise principally in connection with HUSI’s lending and client intermediation activities and include standby letters of credit and certain derivative transactions that meet the definition of a guarantee under FIN 45. The contractual amounts of these financial instruments represent HUSI’s maximum possible credit exposure in the event that HUSI is required to fulfill its maximum obligation under the contractual terms of the guarantee.

The following table presents total contractual amounts of HUSI’s off-balance sheet financial guarantee arrangements. Descriptions of the various arrangements follow the table.

December 31	2007	2006

(in millions)
Standby letters of credit, net of participations (1)	$9,021	$7,259
Credit derivatives (2)	650,243	431,631

Total	$659,264	$438,890

(1)	Includes $598 million and $542 million issued for the benefit of HSBC affiliates at December 31, 2007 and 2006, respectively.

(2)	Includes $98,250 million and $71,908 million issued for the benefit of HSBC affiliates at December 31, 2007 and 2006, respectively.

Standby Letters of Credit

A standby letter of credit is issued to a third party for the benefit of a customer and is essentially a guarantee that the customer will perform, or satisfy some obligation, under a contract. It irrevocably obligates HUSI to pay a specified amount to the third party beneficiary when the customer fails to perform some contractual obligation. Two types of standby letters of credit are issued by HUSI: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. The amount presented in the above table represents the total contractual amount of outstanding standby letters of credit, net of participations of $9 billion and $7 billion, at December 31, 2007 and 2006, respectively.

The issuance of a standby letter of credit is subject to HUSI’s credit approval process and collateral requirements. Fees are charged for issuing standby letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $25 million and $21 million at December 31, 2007 and 2006, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $27 million and $25 million at December 31, 2007 and 2006, respectively.

Credit Derivatives

Some derivative transactions to which HUSI is a party meet the definition of a guarantee under FIN 45. These consist primarily of certain credit derivative contracts, including credit default swaps, total return swaps and credit options, which HUSI enters into to satisfy the needs of its customers and, in certain cases, for its own benefit. Credit derivatives are arrangements that provide for one party (the “protection seller”) to pay another party (the “protection buyer”) an agreed upon amount if a specified credit event related to a “reference asset” occurs during the term of the contract. In exchange for the credit protection provided, the protection buyer agrees to pay a fee to the protection seller. Credit derivatives effectively transfer the credit risk of the reference asset to the protection seller, which is able to assume that risk without directly purchasing the asset. Where HUSI sells credit protection to a counterparty that holds the subject reference asset, it effectively provides a guarantee with respect to that asset.

HUSI records all derivative contracts at fair value. HUSI’s credit derivative agreements do not specify whether or not the counterparty holds the reference asset. The amounts disclosed in the table represent the total notional amount of all credit derivatives in which HUSI is the protection seller, which is the maximum amount that HUSI could be required to pay under those contracts. In accordance with established policies, HUSI offsets most of the risk it assumes in selling credit protection through credit derivatives by entering into offsetting contracts with other counterparties. Because they do not reflect the approximately equal amounts due from third parties under offsetting contracts, HUSI believes the contractual amounts presented are not representative of actual future credit exposure.

Note 27. Variable Interest Entities (VIEs)

In the ordinary course of business, HUSI is involved with entities that are deemed to be VIEs and may hold variable interests in those entities. HUSI consolidates VIEs where it is deemed to be the primary beneficiary. Refer to Note 2 on page 103 of the consolidated financial statements for further discussion of HUSI’s policies regarding consolidation of VIEs.

At December 31, 2007 and 2006, HUSI held all or substantially all of the debt securities issued by several VIE trusts that were organized by an affiliate of HUSI and third parties to issue structured notes. The consolidated assets of these VIEs were $213 million and $193 million at December 31, 2007 and 2006, respectively and are reported in trading assets. Debt instruments issued by these VIEs and held by HUSI were eliminated in consolidation. Debt instruments issued by these VIEs and held by third parties were not material.

HUSI was also the primary beneficiary and consolidated a number of VIE trusts organized to securitize certain private label credit cards. At December 31, 2007 and 2006, the consolidated assets of these trusts were $2,822 million and $3,274 million, respectively and were reported in loans. Debt securities issued by these VIEs are reported as secured financings in long-term debt.

The assets of consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of debt instruments issued by consolidated VIEs have no recourse to the general credit of HUSI.

HUSI also had significant involvement with other VIEs that were not consolidated at December 31, 2007 or 2006 because HUSI was not the primary beneficiary. The following table presents information on these VIEs.

	December 31, 2007		December 31, 2006

	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss

(in millions)

Asset backed commercial paper conduits	$32,886	$9,507	$33,446	$8,194
Structured investment vehicles	6,337	50	13,183	50
Structured note vehicles	8,350	1,488	4,104	541
Investment funds	—	—	717	2
Low income housing tax partnerships	705	115	406	153

Total	$48,278	$11,160	$51,856	$8,940

HUSI is involved with VIEs primarily to facilitate client needs. Information on the types of VIEs with which HUSI is involved and the nature of its involvement and variable interests in those entities is presented below.

           Asset Backed Commercial Paper Conduits

HUSI provides liquidity facilities to a number of multi-seller and single-seller asset backed commercial paper conduits (ABCP conduits) sponsored by HSBC affiliates and by third parties. These conduits support the financing needs of customers by facilitating their access to commercial paper markets.

Customers sell financial assets, typically trade receivables, to the ABCP conduits, which fund the purchases by issuing short-term highly-rated commercial paper collateralized by the assets acquired. In a multi-seller conduit, any number of companies may be originating and selling assets to the conduit whereas a single-seller conduit acquires assets from a single company. HUSI, along with other financial institutions, provides liquidity facilities to ABCP conduits in the form of lines of credit or asset purchase commitments. Liquidity facilities provided to multi-seller conduits support transactions associated with a specific seller of assets to the conduit and HUSI would only be required to provide support in the event of certain triggers associated with those transactions and assets. Liquidity facilities provided to single-seller conduits are not identified with specific transactions or assets and HUSI would be required to provide support upon occurrence of certain triggers that generally affect the conduit as a whole. HUSI’s obligations are generally pari passu with that of other institutions that also provide liquidity support to the same conduit or for the same transactions. HUSI does not provide any program-wide credit enhancements to ABCP conduits.

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and therefore bears the risk of first loss related to the specific assets transferred. HUSI does not transfer its own assets to the conduits. It has no ownership interests in, performs no administrative duties for, and does not service any of the assets held by the conduits. HUSI is not the primary beneficiary and does not consolidate any of the ABCP conduits to which it provides liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting them to HUSI’s normal underwriting and risk management processes. The maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases HUSI could be required to make under the liquidity facilities it provides.

           Structured Investment Vehicles

HUSI provides a liquidity facility to a single structured investment vehicle (SIV) sponsored by a third party. This entity, which is deemed to be a VIE, seeks to earn a profit by investing in mostly highly rated longer-dated fixed income instruments and funding those investments by issuing cheaper short-term, highly rated commercial paper and medium term notes. HUSI does not transfer its own assets to the SIV. It has no ownership interests in, performs no administrative duties for, and does not service any of the assets the SIV holds. HUSI is not the primary beneficiary of the SIV and therefore does not consolidate the SIV. Credit risk related to the liquidity facility provided is managed through HUSI’s normal underwriting and risk management processes. The maximum exposure to loss presented in the table above represents the maximum amount of loans that HUSI could be required to make under the liquidity facility it provides.

          Structured Note Vehicles

In the normal course of business, HUSI enters into derivative transactions with special purpose entities organized by HSBC affiliates and by third parties to issue structured notes. These entities, which are deemed to be VIEs, are organized as trusts and issue fixed or floating rate debt instruments backed by the financial assets they hold. They were established to create investments with specific risk profiles for investors.

HUSI’s variable interests in these entities include derivative transactions, such as interest rate and currency swaps, and investments in their debt instruments. With respect to several of these VIEs, HUSI also holds variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, HUSI transferred financial assets from its trading portfolio to the VIEs and entered into total return swaps under which it receives the total return on the transferred assets and pays a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on HUSI’s balance sheet and the funds received are recorded as liabilities in long-term debt.

In addition to its variable interests, HUSI holds credit default swaps with these structured note VIEs under which it receives credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the VIEs assume the credit risk associated with the reference assets, which is then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps held by HUSI are not considered variable interests.

HUSI records all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on its balance sheet. HUSI’s maximum exposure to loss is limited to the recorded amounts of these instruments.

          Securitization Vehicles

HUSI utilizes special purpose entities structured as trusts to securitize certain private label credit card receivables where securitization provides an attractive source of funding. HUSI transfers the credit card receivables to the trusts which in turn issue debt instruments collateralized by the transferred receivables.

Prior to 2006, several of the trusts used to securitize private label credit cards were structured as qualifying special purpose entities (QSPEs) as defined under SFAS 140. As the transferor of financial assets to these QSPEs, HUSI was not required to consolidate them. Since 2006, all of the trusts used by HUSI to securitize private label credit cards do not meet the QSPE criteria. As a result, these trusts are considered VIEs and are consolidated by HUSI as the primary beneficiary at December 31, 2007 and 2006.

          Investment Funds

HUSI is a sub-investment advisor to mutual funds structured as trusts and managed by an HSBC affiliate. As sub-investment advisor, HUSI receives a variable fee based on the value of funds and is therefore deemed to have a variable interest. HUSI has no ownership interest in these funds and is not their primary beneficiary. In addition, HUSI has no credit exposure to the funds as a result of its duties as an advisor. During 2006, the assets of certain of these trusts were liquidated, resulting in significantly reduced assets under management.

At December 31, 2006, HUSI was the counterparty to a total return swap with an unaffiliated hedge fund. The fund was deemed to be a VIE in which HUSI’s swap represented a variable interest. HUSI did not hold shares in or have any other involvement with the fund and was not the primary beneficiary. HUSI’s variable interest in the fund terminated during 2007.

          Low Income Housing Partnerships

HUSI invests as a limited partner in a number of low-income housing partnerships that operate qualified affordable housing projects and generate tax benefits, including federal low-income housing tax credits, for investors. Some of the partnerships are deemed to be VIEs because they do not have sufficient equity investment at risk or are structured with non-substantive voting rights. HUSI is not the primary beneficiary of these VIEs and does not consolidate them.

HUSI’s investments in low-income housing partnerships are recorded using the equity method of accounting and are included in other assets on the consolidated balance sheet. The maximum exposure to loss shown in the table represents the recorded investment, net of estimated expected reductions in future tax liabilities and potential recapture of tax credits allowed in prior years.

Note 28. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), requires the disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. SFAS 107 does not require the disclosure of fair value information for certain financial instruments, including obligations under pension and certain other employee benefit plans, lease contracts, and equity-method investments, or for non-financial instruments such as goodwill and other intangibles. Accordingly, the fair value amounts disclosed in accordance with SFAS 107 should not be viewed as representing the fair value of HUSI as a whole.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Where available, HUSI uses quoted market prices as estimates of the fair value of financial instruments. For financial instruments without quoted market prices, fair value represents management’s best estimate based on a range of methods and assumptions, which are described below. The use of different assumptions could significantly affect the estimates of fair value; accordingly, the net values realized upon liquidation of the financial instruments could be materially different from the estimated fair values presented.

Short-term financial assets and liabilities – The carrying value of certain financial assets and liabilities carried at cost is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have minimal credit risk. These items include cash and due from banks, interest bearing deposits with banks, accrued interest receivable, customer acceptance assets and liabilities, short-term borrowings, and interest, taxes and other liabilities.

Federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements – Federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements are recorded at cost. A significant majority of these transactions are short-term in nature and, as such, the recorded amounts approximate fair value. For transactions with long-dated maturities, fair value is based on dealer quotes for instruments with similar characteristics.

Non-derivative trading assets and liabilities – Non-derivative trading assets and liabilities are recorded at fair value. Fair value is based on current market quotations, where available. Where quoted market prices are not available, fair value is estimated based on dealer quotes, quoted prices of similar instruments, or internally developed valuation models.

Derivatives – Derivatives are recorded at fair value. Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including cash collateral are offset and presented net in accordance with FIN 39 (as amended by FSP FIN 39-1).

Fair value of exchange traded derivatives is based on quoted market prices. Fair value of non-exchange traded derivatives is based on dealer quotes, quoted prices of similar instruments, or internally developed valuation models and includes adjustments for the credit quality of individual counterparties, lack of market liquidity, the potential impact of position concentrations on market values, and other factors that management deems necessary to determine a reasonable estimate of fair value.

The fair value of derivatives does not incorporate a valuation adjustment to reflect HUSI’s credit quality.

Securities – The fair value of securities is based on current market quotations, where available. If quoted market prices are not available, fair value is based on dealer quotes, quoted prices of similar instruments, or internally developed valuation models. Available for sale securities are recorded at fair value on the consolidated balance sheet, while held to maturity securities are generally recorded at historical cost. Cost and fair value information for securities is reported in Note 6 of the consolidated financial statements.

Loans – Fair value is estimated separately for groups of similar loans. To the extent possible, loans are segregated into groups of similar loans based on loan type and maturity. Fair value for each group is estimated primarily by calculating the present value of expected cash flows using discount rates that approximate current market rates for loans with similar characteristics and adjusting for inherent credit risk. Where available, quoted market prices are used to estimate fair value for certain residential mortgages and commercial loans.

Deposits – The carrying amount of deposits with no stated maturity (e.g., demand, savings, and certain money market deposits), which represents the amount payable upon demand, is considered to approximate fair value. For deposits with fixed maturities, fair value is estimated by discounting cash flows using market interest rates currently offered on deposits with similar characteristics and maturities.

Long-term debt – The fair value of long-term debt is based on quoted market prices where such prices exist. If quoted market prices are not available, fair value is based on dealer quotes, quoted prices of similar instruments, or internally developed valuation models.

Lending-related commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the table. These instruments generate fees, which approximate those currently charged to originate similar commitments.

The following table presents the carrying amount and estimated fair value of financial assets and liabilities for which fair value disclosures are required under SFAS 107. The table does not include information on financial and non-financial assets and liabilities that are excluded from the scope of SFAS 107.

	2007		2006

December 31	Carrying Value	Fair Value	Carrying Value	Fair Value

(in millions)
Financial assets:
Short-term financial assets	$10,176	$10,176	$6,277	$6,277
Federal funds sold and securities purchased under resale agreements	13,677	13,677	13,775	13,775
Non-derivative trading assets	22,325	22,325	14,640	14,640
Derivatives	14,781	14,781	9,188	9,188
Securities	22,853	22,907	22,755	22,823
Loans, net of allowance for credit losses	93,535	92,849	89,340	88,314

Total financial assets	$177,347	$176,715	$155,975	$155,017

Financial liabilities:
Short-term financial liabilities	$15,918	$15,918	$8,409	$8,409
Deposits:
Without fixed maturities	100,627	100,627	88,474	88,474
Fixed maturities	15,601	15,630	13,672	13,656
Non-derivative trading liabilities	2,967	2,967	3,250	3,250
Derivatives	13,430	13,430	9,179	9,179
Long-term debt	28,268	28,127	29,252	29,525

Total financial liabilities	$176,811	$176,699	$152,236	$152,493

Note 29. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow.

Balance Sheets December 31	2007	2006

(in millions)
Assets:
Cash and due from banks	$2	$—
Interest bearing deposits with banks	140	65
Trading assets	1,937	1,352
Securities purchased under resale agreements	1	71
Securities available for sale	276	238
Securities held to maturity (fair value $78 and $114)	75	108
Loans (net of allowance for credit losses of $2 for 2006)	316	23
Receivables from subsidiaries	4,593	4,169
Receivables from other HSBC affiliates	487	82
Investment in subsidiaries at amount of their net assets:
Banking	11,542	12,258
Other	230	501
Goodwill	589	604
Other assets	195	196

Total assets	$20,383	$19,667

Liabilities:
Interest, taxes and other liabilities	$101	$192
Payables due to subsidiaries	777	464
Payables due to other HSBC affiliates	4	—
Short-term borrowings	3,925	2,414
Long-term debt (1)	4,339	4,336

Total liabilities	9,146	7,406
Shareholders’ equity *	11,237	12,261

Total liabilities and shareholders’ equity	$20,383	$19,667

* See Consolidated Statements of Changes in Shareholders’ Equity, page 100.

(1)	Contractual scheduled maturities for the debt over the next five years are as follows: 2008, $1,918 million; 2009, $608 million; 2010, $58 million; 2011, $118 million and 2012, $199 million.

Statements of Income Year Ended December 31	2007	2006	2005

(in millions)
Income:
Dividends from banking subsidiaries	$800	$855	$675
Dividends from other subsidiaries	2	2	2
Interest from subsidiaries	223	240	168
Interest from other HSBC affiliates	12	5	9
Other interest income	26	26	21
Securities transactions	6	(1)	13
Other income	47	189	35

Total income	1,116	1,316	923

Expenses:
Interest	461	437	350
(Credit) provision for credit losses	(2)	—	—
Other expenses	17	17	17

Total expenses	476	454	367

Income before taxes and equity in undistributed income of subsidiaries	640	862	556
Income tax (benefit) expense	(54)	10	(40)

Income before equity in undistributed income of subsidiaries	694	852	596
Equity in undistributed (loss) income of subsidiaries	(556)	184	380

Net income	$138	$1,036	$976

Statements of Cash Flows Year Ended December 31	2007	2006	2005

(in millions)
Cash flows from operating activities:
Net income	$138	$1,036	$976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and deferred taxes	2	2	(3)
(Credit) provision for credit losses	(2)	—	—
Net change in other accrued accounts	(90)	74	(77)
Net change in fair value of non-trading derivatives	308	39	5
Undistributed loss (income) of subsidiaries	556	(184)	(380)
Other, net	(175)	(465)	(291)

Net cash provided by operating activities	737	502	230

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(963)	451	(1,930)
Purchases of securities	(38)	(85)	(174)
Sales and maturities of securities	33	19	58
Net originations and maturities of loans	(343)	342	414
Net change in investments in and advances to subsidiaries	285	(477)	(490)
Other, net	110	(83)	181

Net cash (used in) provided by investing activities	(916)	167	(1,941)

Cash flows from financing activities:
Net change in short-term borrowings	1,511	(206)	140
Issuance of long-term debt, net of issuance costs	—	—	1,497
Repayment of long-term debt	(306)	(300)	(3)
Dividends paid	(898)	(543)	(720)
Reductions of capital surplus	(1)	(9)	(22)
Preferred stock issuance, net of redemptions	(125)	374	816
Capital contribution from HNAI	—	15	3

Net cash provided by (used in) financing activities	181	(669)	1,711

Net change in cash and due from banks	2	—	—
Cash and due from banks at beginning of year	—	—	—

Cash and due from banks at end of year	$2	$—	$—

Cash paid for:
Interest	$475	$428	$349

HBUS is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to HUSI. See Note 19 on page 137 for further discussion.

Quarterly Results of Operations (Unaudited)

The following table presents a quarterly summary of selected financial information.

	D

Quarter Ended	December 31	September 30	June 30	March 31

(in millions) 2007

Net interest income	$878	$923	$807	$790

Trading (loss) revenues	(348)	28	312	137
Residential mortgage banking revenue	6	6	42	20
Securities gains, net	16	59	16	21
Other income	388	281	407	456

Total other revenues	62	374	777	634

Operating expenses	974	891	878	843
Provision for credit losses	651	402	264	205

(Loss) income before income tax expense	(685)	4	442	376
Income tax (benefit) expense	(239)	(17)	152	103

Net (loss) income	$(446)	$21	$290	$273

	D
2006

Net interest income	$794	$777	$775	$735

Trading revenues	155	52	269	279
Residential mortgage banking revenue	40	6	27	23
Securities gains, net	13	6	6	4
Other income	410	550	371	352

Total other revenues	618	614	673	658

Operating expenses	876	819	775	785
Provision for credit losses	237	207	222	157

Income before income tax expense	299	365	451	451
Income tax expense	101	121	165	143

Net income	$198	$244	$286	$308

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between HUSI and its independent accountants during 2007.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

HUSI maintains a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by HUSI in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the Exchange Act), is recorded, processed, summarized and reported on a timely basis. HUSI’s Board of Directors, operating through its Audit Committee, which is comprised entirely of independent outside directors, provides oversight to the financial reporting process.

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

Report of Management on Internal Control over Financial Reporting

March 3, 2008

Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC USA Inc.’s (“HUSI’s”) internal control over financial reporting as of December 31, 2007. In making the assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment performed, management concluded that as of December 31, 2007, HUSI’s internal control over financial reporting was effective.

The effectiveness of HUSI’s internal control over financial reporting as of December 31, 2007 has been audited by HUSI’s independent registered public accounting firm, KPMG LLP, as stated in their report appearing in Part III Item 9A, Controls and Procedures, herein, which expressed an unqualified opinion of the effectiveness of HUSI’s internal control over financial reporting as of December 31, 2007.

/s/ Gerard Mattia	/s/ Paul J. Lawrence

Gerard Mattia	Paul J. Lawrence
Chief Financial Officer	Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
HSBC USA Inc.:

We have audited HSBC USA Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007 and the accompanying consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries as of December 31, 2007 and 2006, and our report dated March 3, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 3, 2008

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain biographical information relating to the members of HUSI USA Inc.’s Board of Directors as of February 21, 2008. Each director is elected annually. There are no family relationships among the directors.

Salvatore H. Alfiero, age 70, joined the HUSI Board in 2000, the HBUS Board in 1996 and the HNAH Board in 2005. Mr. Alfiero has been the Chairman and Chief Executive Officer of Protective Industries, LLC since 2001. He is also a director of Phoenix Companies, Inc., Southwire Company and Fresh Del Monte Produce Company.

Mr. Alfiero is Chair of the Audit Committee and a member of the Nominating & Governance Committee.

Donald K. Boswell, age 56, joined the HUSI and HBUS Boards in 2002. Mr. Boswell has been the President and Chief Executive Officer of Western New York Public Broadcasting Association since 1998, and has been in public broadcasting since 1977.

Mr. Boswell is a member of the Fiduciary Committee and the Human Resources & Compensation Committee.

James H. Cleave, age 65, joined the HUSI and HBUS Boards in 1991. Mr. Cleave was the President and Chief Executive Officer of HUSI and HBUS from 1993 through 1997. Prior to that, he was President and Chief Executive Officer of HSBC Bank Canada and is currently a director and Vice Chairman of HSBC Bank Canada.

Mr. Cleave is a member of the Audit Committee and the Executive Committee.

Dr. Frances D. Fergusson, age 63, joined the HBUS Board in 1990 and the HUSI Board in 2000. She is President Emeritus of Vassar College and served as President from 1986 to 2006. Prior to that, Dr. Fergusson was Provost and Vice President for Academic Affairs, Bucknell University. Dr. Fergusson is also director of Wyeth Pharmaceuticals and Mattel, Inc., and president of the Board of Overseers of Harvard University.

Dr. Fergusson is the Chair of the Human Resources & Compensation Committee and a member of the Nominating & Governance Committee and the Executive Committee.

Michael F. Geoghegan, age 54, joined the HUSI and HBUS Boards as Chairman in September 2006. He joined HSBC in 1973 and has been an executive director of HSBC since 2004 and the HSBC Group Chief Executive since May 2006. Mr. Geoghegan served as Chief Executive of HSBC Bank plc from January 2004 to March 2006. He is a director and Chairman of HSBC Bank Canada, a director and Deputy Chairman of HSBC Bank plc and a director of The Hongkong and Shanghai Banking Corporation Limited, HSBC France and HSBC North America Holdings Inc. Mr. Geoghegan is also a non-executive director and Chairman of Young Enterprise UK.

Stuart T. Gulliver, age 48, joined the HUSI and HBUS Boards in September 2006. He has been the Chief Executive, Global Banking and Markets (formerly CIBM) and Group Investment businesses for HSBC since May 2006. Mr. Gulliver was appointed as a Group Managing Director and to the Group Management Board in 2004. He served as a Group General Manager from 2000 to 2004. Mr. Gulliver joined HSBC in 1980 and has held a number of key roles in various treasury and capital markets businesses, most recently as Co-Head of Corporate, Investment Banking and Markets (now Global Banking and Markets) from 2003 to 2006 and Head of Global Markets from 2002 to 2003. He is also a director of HSBC Bank plc, The Hongkong and Shanghai Banking Corporation Limited, HSBC Private Banking Holdings (Suisse) SA, and a director and Deputy Chairman of HSBC Trinkaus & Burkhardt AG.

Richard A. Jalkut, age 63, joined the HUSI Board in 2000 and the HBUS Board in 1992. Mr. Jalkut is the President and Chief Executive Officer of Telepacific Communications. He was a director of Birch Telecom, Inc. until June 2006. Formerly, he was the President and Chief Executive of Pathnet and, prior to that, President and Group Executive, NYNEX Telecommunications. Mr. Jalkut is also a director of IKON Office Solutions and Covad Communications.

Mr. Jalkut has been Lead Director of HUSI and HBUS since January 2005. He is the Chair of the Executive Committee, the Chair of the Nominating & Governance Committee and a member of the Audit Committee.

Peter Kimmelman, age 63, joined the HUSI and HBUS Boards in 2000. Mr. Kimmelman is a private investor and managing member of Peter Kimmelman Asset Management LLC, an investment advisory firm registered with the Securities and Exchange Commission. He was formerly a director of Republic New York Corporation and Republic National Bank of New York from 1976 until 1999.

Mr. Kimmelman is a member of the Audit Committee.

Paul J. Lawrence, age 46, joined the HUSI and HBUS Boards and was appointed President and Chief Executive Officer of HUSI and HBUS in 2007. Mr. Lawrence joined HSBC in 1982 and has held numerous positions in Asia and the United Kingdom. He was appointed Head of Global Banking and Markets (formerly CIBM), North America for HUSI and HBUS as of October 1, 2006. Mr. Lawrence held the position of Chief Executive Officer, The Hongkong and Shanghai Banking Corporation Limited, Singapore from 2002 through September 2006 and, prior to that, served as Chief Executive Officer of The Hongkong and Shanghai Banking Corporation Limited, Philippines. Mr. Lawrence has been an HSBC Group General Manager since 2005.

Mr. Lawrence is a member of the Executive Committee.

Charles G. Meyer, Jr., age 70, joined the HUSI and HBUS Boards in 2000. Mr. Meyer is an architect and former President of Cord Meyer Development Company. Mr. Meyer was formerly a director of Republic National Bank of New York from 1987 until 1999.

Mr. Meyer is the Chair of the Fiduciary Committee and a member of the Nominating & Governance Committee.

James L. Morice, age 70, joined the HUSI and HBUS Boards in 2000. Mr. Morice has been the President and Chief Executive Officer of Morice Consulting, LLC, successor to the JLM Group LLC, a management consulting firm, since 2006. He was previously Executive Vice President and Director of NationsBuilders Insurance Services, Inc. Mr. Morice was a director of Republic New York Corporation and Republic National Bank of New York from 1987 until 1999 and a member of the Human Resources Committee of the University of New Haven from 2003 through 2005.

Mr. Morice is a member of the Fiduciary Committee and the Human Resources & Compensation Committee.

Executive Officers

Information regarding the executive officers of HSBC USA Inc. as of February 21, 2008 is presented in the following table.

		Year
Name	Age	Appointed	Present Position

Paul J. Lawrence	46	2006	President and Chief Executive Officer
Janet L. Burak	52	2004	Senior Executive Vice President & General Counsel
Christopher Davies	45	2007	Senior Executive Vice President, Commercial Banking
David Dew	52	2007	Senior Executive Vice President & Chief Operating Officer
Mark A. Hershey	55	2007	Senior Executive Vice President & Chief Credit Officer
Gerard Mattia	43	2007	Senior Executive Vice President & Chief Financial Officer
Kevin Newman	50	2007	Senior Executive Vice President, Personal Financial Services
Marlon Young	52	2006	Managing Director, CEO Private Bank Americas
Jeanne G. Ebersole	46	2004	Executive Vice President, Human Resources
Mark Martinelli	48	2007	Executive Vice President, Audit
Joseph R. Simpson	46	2007	Executive Vice President & Controller
Carolyn M. Wind	54	2005	Executive Vice President and Managing Director, Specialized Compliance, and Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer

Janet L. Burak, Senior Executive Vice President & General Counsel HUSI and HBUS since April 2004, and Secretary of HUSI and HBUS from April 2004 until September 1, 2007. In 2007, Ms. Burak was also appointed Regional Compliance Officer North America for HSBC, and Senior Executive Vice President & General Counsel for HNAH. Prior to April 2004, Ms. Burak served as an attorney with HSBC Finance Corporation for twelve years, most recently as Group General Counsel. Prior to joining HSBC Finance Corporation, she was an associate with Shearman & Sterling and an attorney with Citigroup.

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

David Dew, Senior Executive Vice President & Chief Operating Officer since March 2007. He served as Chief Administrative Officer for HUSI from February to March 2007 and as Senior Executive Vice President, Audit for HUSI and HSBC North America Inc. (HNAI) from January 2006 to February 2007. Prior to this appointment, Mr. Dew served as Chief Auditor, Group Audit, HSBC Finance Corporation from November 2004 to December 2005. He was Executive Director & Chief Operating Officer, The Saudi British Bank, Riyadh, Saudi Arabia from March 2001 to November 2004; Deputy Chief Executive Officer, The Hongkong and Shanghai Banking Corporation Limited, Singapore from September 1997 to March 2001; and Chief Executive Officer, HSBC Bank plc, Milan, Italy from November 1994 to September 1997. Mr. Dew has been an HSBC employee since 1977.

Mark A. Hershey, Senior Executive Vice President & Chief Credit Officer since May 2007. Prior to this appointment Mr. Hershey was Senior Executive Vice President, Co-Head Chief Credit Officer, from February to May 2007, and previously Senior Executive Vice President, Commercial Banking from 2005 to 2007 and Executive Vice President, Commercial Banking from 2000 to 2005. Mr. Hershey was a senior officer of Republic National Bank of New York when it was acquired by HSBC in December 1999.

Gerard Mattia, Senior Executive Vice President & Chief Financial Officer since March 2007. Prior to that, Mr. Mattia was Managing Director, Chief Financial Officer, CIBM North America, for HUSI and HBUS since 2004. Prior to joining HSBC, he held various positions within Bank of America, most recently as Chief Operating Officer, Quick & Reilly, during 2004 and as Chief Financial Officer, Quick & Reilly/Fleet Securities, Inc., from 2001 to 2004.

Kevin Newman, Senior Executive Vice President, Personal Financial Services, since April 2007 and previously Group General Manager, Personal Financial Services since October 2006. Prior to that, Mr. Newman served as Senior Executive Vice President, Personal Financial Services from September 2005 to October 2006 and as Executive Vice President, Personal Financial Services from December 2003 to September 2005. Prior to that, he served as Head of hsbc.com.

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

Mark Martinelli, Executive Vice President, Audit since March 2007. Prior to that, Mr. Martinelli was President and Chief Executive Officer of hsbc.com since 2006, and Chief Financial Officer of hsbc.com from 2002 to 2006. Mr. Martinelli joined HSBC as part of Republic National Bank of New York in 1991, and has held various senior officer positions in Audit and Finance. Prior to joining HSBC, he was a senior manager with the public accounting firm of KPMG.

Joseph R. Simpson, Executive Vice President & Controller since April 2007. He was previously Controller and Chief Accounting Officer for HUSI and HBUS from 2003 to 2006. Prior to that, he held the positions of the Director of Management Information, the Manager of External Reporting and previous to that, Manager of Accounting Policy. Mr. Simpson has been with HUSI for over nineteen years.

Carolyn M. Wind, Executive Vice President and Managing Director, Specialized Compliance, and Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer since April 2007. She served as Executive Vice President, Compliance from 2005 to April 2007. Ms. Wind was the Chief Compliance Officer for Republic New York Corporation when it was acquired by HSBC in December 1999. Prior to joining Republic New York Corporation, she was a senior national bank examiner with the Office of the Comptroller of the Currency (OCC).

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the issues of HUSI preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the directors and executive officers, all Section 16(a) filing requirements were complied with for the 2007 fiscal year.

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

The Charter of the Human Resources & Compensation Committee lists the primary responsibilities, powers and authorities of the committee. The listed items include: (i) review and approval of corporate goals and performance objectives relevant to the compensation of the Chief Executive Officer and certain other executive officers, evaluate the performance of the Chief Executive Officer and other executive officers in light of those goals and objectives, and review its findings with the Board of Directors in executive session; (ii) submit recommendations concerning base salary, performance-based cash and long-term equity-based incentive awards for the Chief Executive Officer and other executive officers to the Remuneration Committee of HSBC (“REMCO”) for approval; (iii) recommend to REMCO equity incentives under HSBC plans to all employees, except those awards that the Chief Executive Officer may determine based upon a delegation of authority by REMCO; (iv) review and approve benefits and perquisites of the Chief Executive Officer and other executive officers to the extent such benefits are not available to all employees; (v) review and recommend to REMCO any employment and severance arrangements for the Chief Executive Officer and other executive officers, as well as any severance payouts to such officers; (vi) review and consider “best practices” of peer companies with respect to compensation philosophies, policies and practices; (vii) review management’s Compensation Discussion and Analysis (“CD&A”) to be included in HUSI’s Annual Report on Form 10-K, discuss the CD&A’s content with management, and prepare the Compensation Committee Report concerning the CD&A and recommend to the Board of Directors that the CD&A be included in the Annual Report on Form 10-K; and (viii) engage in an annual self assessment with the goal for continuing improvement, and review and assess the adequacy of this charter at least annually and recommend any proposed changes to the Board of Directors for approval.

The Human Resources & Compensation Committee may in its discretion retain and discharge consultants to assist the committee in evaluating director, Chief Executive Officer or other executive officer compensation and to determine the appropriate terms of engagement and the fees to be paid to such consultants. The Chief Executive Officer is given full authority, which may be delegated, to establish the compensation and salary ranges for all other employees of HUSI and its subsidiaries whose salaries are not subject to review by the Human Resources & Compensation Committee and approval by REMCO. For more information about HUSI’s compensation policies and programs, please see Item 11. Executive Compensation - Compensation Discussion and Analysis.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis (the “2007 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HUSI’s executive officers in 2007. Specific compensation information relating to HUSI’s Chief Executive Officer (the “HUSI CEO”) and Chief Financial Officer, a former Chief Executive Officer, who left HSBC in February 2007, a former Chief Financial Officer, who left that position in March 2007, and the next three most highly compensated executives is contained in this portion of the Form 10-K.

Oversight of Compensation Decisions

Role of HSBC Holdings plc’s Remuneration Committee and HSBC CEO

HUSI is a wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The Board of Directors of HSBC has the authority to delegate any of its powers, authorities and judgments to any committee consisting of one or more directors, and has established a Remuneration Committee (“REMCO”) for the purpose of setting the remuneration policy for HSBC and remuneration of the more senior executives whose appointment requires HSBC Board of Directors’ approval.

Compensation packages (including base salary, incentive awards and any long-term incentive awards) for certain senior executives whose appointment requires HSBC Board of Directors’ approval are initially determined by Mr. Michael F. Geoghegan, the HSBC Group Chief Executive (the “HSBC CEO”). The HSBC CEO then forwards his determinations to REMCO which reviews the determinations to ensure they are in line with the remuneration policy for HSBC and if they are, it endorses those determinations.

In November 2006, REMCO delegated its authority for endorsement of base salaries and annual cash incentive awards relating to certain classes of executives to the HSBC CEO. Pursuant to a further delegation of authority from the HSBC CEO, Stuart T. Gulliver, HSBC Managing Director and Head of Global Banking and Markets, has approval authority over certain executives within the Global Banking and Markets businesses. However, REMCO retained exclusive authority to endorse base salaries and annual cash incentive award recommendations for the more senior executives within HSBC and its subsidiaries. REMCO also has exclusive authority with respect to all long-term incentive plans involving interests in HSBC ordinary shares. As a result, REMCO had final authority over the compensation recommendations made by the HSBC CEO in respect of Messrs. Lawrence and Newman and Ms. Derickson in 2007.

The members of REMCO in 2007 were Sir Mark Moody-Stuart (Chairman), William K.L. Fung (until May 2007), Sharon Hintze (until May 2007), Gwyn Morgan (as of May 2007) and J.D. Coombe, all of whom were or are non-executive directors of HSBC. REMCO has retained the services of Mercer Limited as advisers on matters of corporate governance, and Towers Perrin, a human resource consulting firm, to provide independent advice on global executive compensation issues.

Role of HUSI’s Compensation Committee and Human Resources Executives

The Human Resources and Compensation Committee of the Board of Directors of HUSI (the “Compensation Committee”) generally seeks to ensure that HUSI’s compensation policies and practices support the objectives of HUSI’s compensation program, which are based upon the compensation strategy established by REMCO. As described below, in establishing executive compensation packages for 2007, other than for Mr. Lawrence, whose 2007 compensation was determined by the HSBC CEO, Ms. Derickson, whose 2007 compensation was determined pursuant to an employment agreement in effect at the time, Mr. Mattia, whose initial 2007 compensation was approved by the Head of Global Banking and Markets, and Mr. McKenna whose 2007 compensation was approved by the HUSI CEO, the Compensation Committee reviewed and endorsed advisory recommendations proposed by the HUSI CEO in consultation with HUSI Human Resources executives to HSBC’s Group General Manager of Human Resources for submission to the HSBC CEO. In the case of Messrs. Lawrence and Newman and Ms. Derickson, the HSBC CEO recommended final remuneration under each element of compensation, including base salary and cash incentive awards, to REMCO and REMCO endorsed the awards. In the case of Ms. Burak and Mr. Dew, the HSBC CEO approved the awards. Additional information with regard to the Compensation Committee, including a description of the committee’s responsibilities under its charter, is contained in the section of this Form 10-K entitled Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance.

Compensation for Sandra L. Derickson, the Chief Executive Officer of HUSI until February 20, 2007, was established pursuant to the terms of an employment agreement with HSBC Finance Corporation, which is described under Compensation of Officers Reported in the Summary Compensation Table below. Accordingly, the Compensation Committee did not review or make recommendations with respect to Ms. Derickson’s compensation for 2007.

HUSI Human Resources executives consulted with Ms. Derickson in preparing 2007 annual compensation packages for executives holding a title of executive vice president and above (other than the Chief Executive Officer), including Ms. Burak and Messrs. Dew, McKenna and Newman. These compensation packages were also reviewed by Siddharth N. Mehta, the Chief Executive Officer of HNAH at the time. Any revisions to a compensation package recommended by the Chief Executive Officer of HNAH were reviewed and considered by the HUSI CEO prior to the package being submitted to the Compensation Committee for review. Following the departure of Mr. Mehta in February 2007, HNAH did not appoint a successor as Chief Executive Officer of HNAH until February 2008. Since February 2007, the Chief Operating Officer of HNAH performed the responsibilities with respect to compensation previously performed by the Chief Executive Officer of HNAH.

The Compensation Committee reviewed the compensation packages submitted to it, and approved or requested revisions to one or more of the components of annual compensation. The packages included recommendations for base salaries and advisory recommendations for preliminary performance-based cash awards and equity-based long-term incentive awards. Comparator and market data gathered by HNAH Human Resources executives was referenced by the Compensation Committee to evaluate the competitiveness of proposed executive compensation. The compensation packages, which consisted of Ms. Derickson’s recommendations concerning each of Ms. Burak and Messrs. Dew and Newman, as approved or modified by the Chief Executive Officer of HNAH and Compensation Committee, and the Compensation Committee’s recommendation with respect to Ms. Derickson’s compensation, were forwarded to HSBC Human Resources management for submission to REMCO and the HSBC CEO, as appropriate. The compensation package with respect to Mr. McKenna, as approved or modified by the Compensation Committee, was submitted to the Chief Executive Officer of HNAH.

The HSBC CEO reviewed the 2007 compensation recommendations provided by the Compensation Committee, including incentive awards relating to 2006 performance, and forwarded the recommendations to REMCO for endorsement. The HSBC CEO was provided with comparator information from Towers Perrin based on the following peer group: American Express Company, Bank of America Corporation, Barclays, BNP Paribas, Capital One Financial, Citigroup, Inc., Countrywide Financial Corporation, FifthThird Bancorp, Deutsche Bank, National City Corporation, Royal Bank of Scotland, JP Morgan Chase, Santander, UBS, Royal Bank of Canada, US Bancorp, Wachovia Corporation, and Wells Fargo & Company (collectively, the “Comparator Group”). Comparator and market data was referenced by the HSBC CEO to evaluate the competitiveness of proposed executive compensation. As the performance-based cash awards were dependent upon satisfaction of objectives that could not be evaluated until the end of the performance measurement year (i.e., 2007), the final determination of this component of compensation was not made until the HSBC CEO and the Chief Operating Officer of HNAH received reports from management concerning satisfaction of corporate, business unit and individual objectives in January 2008. REMCO, the HSBC CEO or the Chief Operating Officer of HNAH, as appropriate, approved or revised the advisory recommendations provided by the Compensation Committee.

The terms of compensation for Mr. McKenna were agreed by the Chief Financial Officer of HNAH, in consultation with HUSI Human Resources executives, and were approved by the HUSI CEO.

Within the Global Banking and Markets businesses, senior executives prepared annual compensation package recommendations for executive officers within their business units. Accordingly, the discretion and judgment of senior management played a much more significant role in establishing appropriate compensation packages to be included in advisory recommendations to REMCO or the Head of Global Banking and Markets, as appropriate. As is the case for HUSI generally, however, performance-based cash awards are dependent upon performance of the individual, the local business unit and the business globally and, accordingly, cannot be determined until the end of the performance measurement year.

Mr. Lawrence succeeded Ms. Derickson as Chief Executive Officer on February 21, 2007. Prior to that date, Mr. Lawrence served as the Head of Global Banking and Markets, North America. The initial terms Mr. Lawrence’s 2007 compensation were endorsed by REMCO on the basis of advisory recommendations provided by the Head of Global Banking and Markets.

Mr. Mattia succeeded Mr. McKenna as Chief Financial Officer on March 27, 2007. Prior to that date, Mr. Mattia served as Chief Financial Officer for Global Banking and Markets, North America. The initial terms of Mr. Mattia’s 2007 compensation were proposed by Mr. Lawrence, then Head of Global Banking and Markets, North America, and approved by the Head of Global Banking and Markets.

Objectives of HUSI’s Compensation Program

HUSI’s compensation program is designed to support the successful recruitment, development and retention of high performing executive talent and to provide incentive to those executives to achieve HUSI’s short-term business objectives and to optimize its long-term financial returns. We focus on total compensation rather than individual elements of pay. HUSI’s compensation program is designed to be competitive with the benchmark financial institutions included in the Comparator Group, which is comprised of U.S.-based organizations that compete with us for business, customers and executive talent. While most of these organizations are publicly-held companies, HUSI’s operations are of comparable scale and complexity. Accordingly, HUSI’s compensation program is designed to provide the flexibility to offer compensation that is competitive with the Comparator Group so that we may attract and retain the highest performing executives.

The philosophy underlying HUSI’s executive compensation program, which is designed to promote the compensation strategy of our parent, HSBC, is discussed below. Across businesses, individual compensation recommendations reflect HSBC’s strong stance with respect to diversity and equal opportunity for all employees within the context of meritocracy and performance.

Link to Company Performance

We seek to offer competitive base salaries with a significant portion of variable compensation components determined by measuring performance of the executive, his or her respective business unit, HUSI and HSBC. The performance-based cash compensation plans, which are more fully described under Elements of Compensation – Annual Performance-Based Awards, emphasize revenue and expense growth, profits and other key performance measures. Other considerations taken into account in setting compensation policies and making compensation decisions include demonstrated leadership, future potential, adherence to HSBC’s ethical standards and the ability to leverage capabilities across businesses. Corporate, business unit and/or individual goals are established at the beginning of each year.

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

In 2005, HSBC began to award long-term incentive share awards, called “Restricted Shares,” which vest on a specified date if the executive remains employed through that date, and “Performance Shares,” which require continued employment and satisfaction of corporate performance conditions designed to reinforce a long-term focus on HSBC’s business strategy and delivering value to its shareholders. Performance Share awards may be granted to the most senior executives whose business units have the ability to have a direct impact on HSBC’s consolidated results. Restricted Share awards may be granted to other high performing executives.

Competitive Compensation Levels and Marketplace Research

HUSI endeavors to maintain a compensation program that is competitive. We operate in a highly competitive business environment, in which our Comparator Group and other financial services companies continuously look to gain market share and competitive advantage by hiring top executive talent. On an annual basis, and as needed when recruiting, we compare the compensation for our executive officers to that of executives with similar responsibilities for companies of similar industry, size and complexity.

We research the types of compensation programs provided by other companies, compensation levels for executives, details of certain compensation programs, marketplace compensation trends, marketplace practices regarding compensation mix, stock vesting terms, equity ownership levels, the amount of compensation that is derived from equity incentives and the benefits provided to executives. We also research different aspects of performance, including the relationship between performance and compensation, a comparison of HUSI’s historical performance to our Comparator Group and types of performance measures that are used by other companies for their annual and long-term incentive programs. In 2007, the Compensation Committee considered comparative data from general industry surveys of non-financial services companies and of financial services companies, which included members of our Comparator Group, and research data gathered from several different sources, including general surveys of the marketplace and through retained compensation consultants including Towers Perrin.

HUSI’s 2007 compensation program generally provided executives with the opportunity to earn a base salary that was targeted near the median of the market. We believe this represented a competitive base salary for meeting general business objectives. Total compensation, which includes incentive awards, was also targeted to be in the 50th percentile if HUSI and the executive met established performance goals, with the possibility of reaching the 75th percentile based on HUSI’s, HSBC’s and the executive’s performance. This provided greater incentive to achieve higher performance standards and the specific compensation strategy established by REMCO. The level of compensation paid to an executive from year to year will differ based on performance. This year-to-year difference stems mainly from HUSI’s and/or an individual business unit’s performance results and, for individuals eligible for performance-based equity awards, awards may vary based upon HSBC’s performance results. Compensation levels will also increase or decrease based on the executive’s individual performance and level of responsibility.

Global Banking and Markets

The philosophies underlying the compensation programs employed in the Global Banking and Markets businesses are consistent with the philosophy described above for HUSI generally, but there are some specific variations in the compensation methodologies that are employed.

The overall approach for these businesses involves a carefully managed approach to tracking of compensation expense throughout the year in relation to business performance and planned overall expenditure on staff costs. This is combined with a year-end pay review process that takes careful account of market pay methods, levels and trends, as well as the actual levels of business and individual performance that are achieved. The year-end pay review process is itself subject to review and approval by HSBC senior management and endorsement by REMCO.

The approach to regular bonus accrual is agreed with the Head of Global Banking and Markets and the Group Finance Director, and updated at intervals to reflect changes in the competitive market. This agreement covers factors such as the proportion of pre-tax profit that may be allocated to the bonus pool for each business, taking into account aspects such as the maturity and complexity of each business and also considering any appropriate geographical variations. Annual operating plans for each business cover monthly accrual of the planned bonus amounts. Development of these accruals against the agreed parameters is reviewed at intervals during each year with the Group Finance Director.

At year end, the compensation levels within each business reflect individual contribution, business unit performance and the competitive pay market. In addition, compensation within the Global Banking and Markets businesses also reflects the overall (i.e., global) results of the respective business. Base salary and incentive compensation (bonus) are sized within the context of a total compensation package that is intended to be appropriately market competitive, but these businesses apply a much less formulaic approach to the use of comparative market data than is typical in some other parts of HUSI and HSBC. Compensation proposals are based upon careful benchmarking of individual executives in the correct competitive context, making use of independently compiled studies of market pay levels, methods and trends. These studies are conducted by external advisors with in-depth knowledge of the business areas concerned and they allow careful verification against market of the compensation levels and methodologies for executives in these businesses. In light of this information, senior management carefully considers and interprets the performance of each business, and of Global Banking and Markets globally, relative to the performance of key competitors. Individual performance is assessed relative to performance in a market context to ensure that each executive is correctly positioned against market. Global Banking and Markets targets appropriate groups of competitors for each business so that the total compensation for each executive can be correctly positioned within the overall market range, ensuring a high degree of differentiation towards the very best performers. Senior management also uses market data in a similar way when designing appropriate recruitment and retention initiatives.

The compensation programs within the Global Banking and Markets businesses are designed to support the successful recruitment, development and retention of high performing executive talent and to provide incentive to those executives to maximize the performance of their respective businesses. Within the context of the total compensation package, performance-related adjustments emphasize variable pay (i.e., discretionary bonus awards) over fixed pay (i.e., base salary). As described above, bonus awards are differentiated significantly towards the very best performers and careful attention is also paid to those executives whose retention is regarded as critical to the business. For those executives receiving large bonus awards, a significant portion of the award is paid in the form of Restricted Shares that vest over three years provided the individual remains employed with HSBC, thus encouraging retention of the best performers. The proportion of bonus that is deferred varies to some extent between specific businesses but the typical approach is to apply a “tax table” so that increasing proportions of a bonus will be deferred above clearly defined hurdles. The maximum proportion of bonus to be deferred within Global Banking and Markets is normally 50 percent. The proportion of bonus to be deferred and the related vesting periods are positioned against competitive market practice using information provided by the external advisors referenced above.

Repricing of Stock Options and Timing of Option Grants

For HSBC discretionary option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.

HSBC also offers employees a plan in which options to acquire HSBC ordinary shares are awarded when an employee commits to contribute up to 250 GBP (or the equivalent) each month for one, three or five years. At the end of the term, the accumulated amount, plus interest, may be used to purchase shares under the option, if the employee chooses to do so. The exercise price for such options is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term).

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

Perquisites

HUSI’s philosophy is to provide perquisites that are intended to help executives be more productive and efficient or to protect HUSI and its executives from certain business risks and potential threats. Our review of competitive market data indicates that the perquisites provided to executives are reasonable and within market practice. See the Summary Compensation Table below for further information on perquisites awarded to HUSI executives.

Retirement Benefits

HNAH offers a pension retirement plan in which HUSI executives may participate that provides a benefit equal to that provided to all eligible employees of HUSI with like dates of hire. However, both qualified and non-qualified defined benefit plans are maintained so that this level of pension benefit can be continued without regard to certain Internal Revenue Service limits. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, where such employees can elect to defer the receipt of earned compensation to a future date. We also maintain a qualified 401(k) plan with company matching contributions. Ms. Derickson and Ms. Burak, as former executives of HSBC Finance Corporation, also participate in a non-qualified deferred compensation plan that provides executives and certain other highly compensated employees with a benefit measured by the company matching contribution that could not be allocated to the 401(k) plan because of certain Internal Revenue Service limits. As international managers, Mr. Lawrence and Mr. Dew are accruing pension benefits under a foreign-based defined benefit plan that includes member contributions. Additional information concerning this plan is contained below in this 2007 CD&A in the table entitled Pension Benefits. HUSI does not pay any above-market or preferential interest in connection with deferred amounts.

Employment Contracts and Severance Protection

There are no employment agreements between HUSI and its executive officers. Prior to her departure in February 2007, Ms. Derickson had an employment agreement with HSBC Finance Corporation, pursuant to which she was to serve as President and Chief Executive Officer of HUSI until March 28, 2008. However, upon Ms. Derickson’s resignation, the employment agreement was terminated and replaced with a separation agreement, the terms of which are described under Compensation of Officers Reported in the Summary Compensation Table below.

Accounting Considerations

HUSI adopted the fair value method of accounting under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123(R)) effective January 1, 2006. SFAS 123(R) applies to all equity instruments granted to employees beginning January 1, 2006 and does not apply to awards granted in prior periods before the effective date, except to the extent that prior periods’ awards are modified, repurchased or cancelled after the required effective date. Prior to 2006, HUSI adopted the fair value method of accounting prospectively in 2002 for all new equity instruments granted to employees as provided under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FASB Statement No. 123).” The Board of Directors believes that this treatment reflects greater accuracy and transparency of the cost of these incentives and promotes better corporate governance.

Tax Considerations

Limitations on the deductibility of compensation paid to executive officers under Section 162(m) of the Internal Revenue Code are not applicable to HUSI, as it is not a public corporation as defined by Section 162(m). As such, all compensation to our executive officers is deductible for federal income tax purposes, unless there are excess golden parachute payments under Section 4999 of the Internal Revenue Code following a change in control.

Elements of Compensation

The primary elements of executive compensation are base salary, annual non-equity performance-based awards, and long-term equity-based incentives. In limited circumstances, discretionary bonuses may also be awarded. While the base salary is generally fixed and not subject to fluctuation, the size of the cash incentive and amount of equity compensation an individual receives is discretionary. HSBC conducts an internal comparison of its executives globally, and then compares business performance relative to the market. In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements. Perquisites are not a significant component of compensation. As discussed above in the section entitled Oversight of Compensation Decisions, in establishing executive compensation packages for 2007, other than for Messrs. Lawrence, Mattia and McKenna and Ms. Derickson, the Compensation Committee provided advisory recommendations to HSBC’s Group General Manager of Human Resources for submission to the HSBC CEO, the HSBC CEO either approved the awards or further recommended final remuneration under each element of compensation to REMCO and REMCO endorsed the awards. The HSBC CEO based his decision on what he considered was an appropriate balance between performance-based compensation and other forms of compensation, the level of responsibility and individual contribution of the executive and competitive practice in the marketplace for executives from companies of similar industry, size and complexity as HUSI.

HSBC’s philosophy is to focus on total compensation versus the individual elements of pay. HSBC has adopted a market-driven orientation that strives to leverage variable pay to motivate outstanding business results. We have implemented a process that aids in determining final total individual pay based on an evaluation of business performance against goals, individual performance, and a comparison against the marketplace. Individual total compensation for each of our executives is targeted at the 50th percentile, and adjusted upward or downward based on performance.

Within the Global Banking and Markets businesses, the allocation of compensation between base salary and incentive compensation, as well as between long-term and short-term incentives, is recommended by senior management and reviewed and approved by the Head of Global Banking and Markets and, if appropriate, the HSBC CEO, and, if appropriate, endorsed by REMCO. As further described below, short-term incentive awards include cash awards under each business’s discretionary bonus program. Long-term incentives include the deferral of a portion of discretionary bonus awards through HSBC equity-based awards. In establishing executive compensation packages, remuneration under each element is based on what is believed to be an appropriate balance between performance-based compensation and other forms of compensation, the level of responsibility and individual contribution of the executive, business unit performance and overall Global Banking and Markets results.

Base Salary

Base salary is reviewed annually and increases, if any, are based on individual performance and market position. When establishing base salaries for executives, consideration is given to compensation paid for similar positions at companies included in compensation surveys and HUSI’s Comparator Group, targeting the 50th percentile, which, when combined with significant performance-based compensation opportunities, enables HUSI to attract and retain high performing executives. In addition, other factors such as individual and corporate performance, potential for future advancement, specific job responsibilities, length of time in current position, individual pay history, and comparison to comparable internal positions (internal equity) influences the final base salary recommendations for individual executives.

Within the Global Banking and Markets businesses, annual salary increases must be accommodated within the annual operating plan for the business globally. Accordingly, salary increases proposed by senior management are prioritized towards high performing employees and those who have demonstrated rapid development. Proposals for salary increases are justified against performance and with reference to local market rates, where available. While individual performance is assessed relative to performance in a market context to ensure that the executive is correctly positioned within the market range, the Global Banking and Markets businesses generally do not apply formulaic rates in determining compensation, but rely more on the discretion and judgment of senior management in the context of performance relative to key competitors of that business.

Annual Performance-Based Awards

Annual non-equity performance-based awards are paid in cash upon satisfaction of individual, business unit, corporate financial and operational goals. Superior performance is encouraged by placing a significant part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, annual non-equity performance awards may be less than the maximum permitted.

Performance goals are set based on prior year’s performance, expectations for the upcoming year, HUSI’s annual business plan, HSBC’s business strategies, and objectives related to building value for HSBC shareholders. This is consistent with the strategy of targeting individual total compensation for each of HUSI’s executives at the 50th percentile, and adjusting it upward or downward based on the factors mentioned above.

In support of the pay-for-performance philosophy, HUSI has an annual non-equity performance-based award program entitled the Management Incentive Program. The Management Incentive Program is an annual cash incentive plan that uses quantitative and qualitative goals to motivate HUSI employees who have a significant role in the corporation and do not participate in another incentive compensation plan. The quantitative objectives may include meeting designated financial performance targets for the company and/or the executive’s respective business unit. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. The qualitative objective goals may also include cross-business initiatives that create revenue, leverage talent across businesses and share and support execution of “best practices” and/or adopt another business’ “best practice.” Historically, award opportunity and payouts were determined as a percentage of base salary and based on comparison to other internal comparable positions (internal equity) and external market practices. In 2007, HUSI began to move away from compensation based on specific objectives defined within the Management Incentive Program and towards more discretionary and performance-based pay. Accordingly, while quantitative and qualitative objectives may have provided some guidance with respect to 2007 compensation, discretion played a much more prominent role in establishing compensation packages for HUSI’s senior executives than in previous years. This is reflected in the discussions of 2007 compensation packages for the executive officers listed in the Summary Compensation Table below. Cash incentive awards under the Management Incentive Program are paid in February of the year following the measurement year.

Within the Global Banking and Markets businesses, all regular employees are eligible for consideration for a discretionary bonus award. Final bonus recommendations are determined after full year results are available and are evaluated within the context of the performance of each business unit, including, where relevant, economic profit at the regional and global levels and compensation proposals for all business units within Global Banking and Markets. In conjunction with an assessment of the executive’s individual performance, senior management may consult market surveys to assist in identifying both market pay levels and factors influencing pay (i.e., product, market, length of service, etc.). However, as is the case with other components of compensation, more reliance is placed on the discretion and judgment of senior management in the context of performance relative to key competitors than on a mechanical application of market rates.

Long-term Incentives

Long-term incentive compensation is awarded through grants of HSBC equity instruments. The purpose of equity-based incentives is to help HSBC attract and retain outstanding employees and to promote the growth and success of HUSI’s business over a period of time by aligning the financial interests of these employees with those of HSBC’s shareholders.

Historically, equity incentives were awarded through stock options and restricted share grants. Prior to 2005, options on HSBC ordinary shares were granted to certain executives and restricted shares to others. Awarded options have an exercise price equal to the greater of the average market value of HSBC ordinary shares on the five business days prior to the grant of the option and the market value of HSBC ordinary shares on the grant date. Options without a performance condition typically vest in three, four or five equal installments, subject to continued employment, and expire ten years from the grant date. However, certain options awarded to key executives had a “total shareholder return” performance vesting condition and only vest if and when the condition is satisfied. No stock options were granted to executive officers in 2005, 2006 or 2007 as HSBC shifted to Restricted Share and Performance Share grants for equity-based compensation.

Awarding restricted shares is another form of long-term incentive compensation utilized to compensate and provide incentive to our employees. When restricted shares are granted to an executive officer, the underlying shares are held in a trust for the benefit of the employee and are released only after the defined vesting conditions are met at the end of the holding period. While in such trust, dividend equivalents are paid on all underlying shares of restricted stock at the same rate paid to ordinary shareholders. The dividend equivalents are paid in the form of additional shares for awards made after 2004 and in cash for all prior awards.

There are two types of long-term incentive share awards used by HSBC: (i) those with a time vesting condition awarded to recognize significant contributions to HUSI (“Restricted Shares”) and (ii) those with time and corporate performance-based vesting conditions (“Performance Shares”). Restricted Shares are awarded to key executives as part of the annual pay review process in recognition of past performance and to further motivate and retain executives. Restricted Share awards comprise a number of shares to which the employee will become entitled, normally after three years, subject to the individual remaining in employment. The level of 2007 grants to most HSBC Group General Managers and other senior executives reflect the fact that these awards do not carry the uncertainty of performance conditions for future vesting. The amount granted is based on general guidelines endorsed by REMCO addressing individual performance, goal achievement and potential for growth as part of an individual executive’s total compensation package. In March 2007, certain HUSI executives received Restricted Share awards for 2006 performance. In January 2008, certain HUSI executives were awarded Restricted Shares for 2007 performance. No Performance Shares were awarded to HUSI executive officers for 2007 performance.

Performance Shares, which were awarded in 2005 and 2006 to key executives, were awarded based on achievement of defined levels of future performance of HSBC. Performance Shares were divided into two equal parts subject to distinct performance conditions measured over a three year period. A total shareholder return award, which accounts for 50 percent of each Performance Share award, will vest in whole or in part (based on a sliding scale of 0 percent to 100 percent) depending upon how the growth in HSBC’s share value, plus declared dividends, compares to the average shareholder return of a defined competitor group comprised of 28 major banking institutions including: ABN AMRO Holding N.V., Banco Bilbao Vizcaya Argentaria, S.A., Banco Santander Central Hispano S.A., Bank of America Corporation, The Bank of New York Mellon Company, Inc., Barclays PLC, BNP Paribas S.A., Citigroup, Inc., Credit Agricole SA, Credit Suisse Group, Deutsche Bank AG, HBOS plc, JP Morgan Chase, Lloyds TSB Group plc, Mitsubishi Tokyo Financial Group Inc., Mizuho Financial Group Inc., Morgan Stanley, National Australia Bank Limited, Royal Bank of Canada, The Royal Bank of Scotland Group plc, Société Générale, Standard Chartered PLC, UBS AG, Unicredito Italiano, US Bancorp, Wachovia Corporation, Wells Fargo & Company and Westpac Banking Corporation.

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

REMCO maintains discretion to determine that a Performance Share award will not vest unless satisfied that HSBC’s financial performance has shown sustained improvement since the date of the award. REMCO may also waive, amend or relax performance conditions if it believes the performance conditions have become unfair or impractical and believes it appropriate to do so. Due to the probability of one or both of the performance conditions not being met in part or in full, grants of Performance Shares are for a greater number of shares than Restricted Share grants. The expected value of Performance Shares is equal to 44 percent of the face value.

Within the Global Banking and Markets businesses, a portion of each discretionary bonus award is paid in Restricted Shares. The minimum deferral threshold, or the portion of each bonus award paid in Restricted Shares, and vesting schedules may vary by business unit within the parameters set by Global Banking and Markets for their businesses.

Compensation of Officers Reported in the Summary Compensation Table

Below is a summary of the factors that affected the compensation earned in 2007 by the executive officers listed in the Summary Compensation Table. In determining compensation for each of our executives, management, the Compensation Committee and the HSBC CEO evaluated competitive levels of compensation for executives managing operations or functions of similar size and complexity and the importance of retaining executives with the required strategic, leadership and financial skills to ensure HUSI’s continued growth and success and their potential for assumption of additional responsibilities. The HSBC CEO then forwarded his recommendations to REMCO and REMCO endorsed the final awards.

Compensation of Paul J. Lawrence, Chief Executive Officer

Mr. Lawrence has served as President and Chief Executive Officer of HUSI and HBUS since February 21, 2007. He has also served as Head of Global Banking and Markets, North America since October 2006.

Mr. Lawrence participates in general benefits available to executives of HUSI and HBUS and certain additional benefits available to HSBC’s international staff executives. Compensation packages for international staff executives are compared as a total package, consisting of base salary, a cash incentive award, stock awards and perquisites, against the Comparator Group as well as internal peers on a global basis and are awarded on a discretionary basis. In addition, in determining Mr. Lawrence’s total compensation, the HSBC CEO considered his individual performance measured against HUSI and HBUS’s annual operating plan, the performance of HUSI and HBUS and Mr. Lawrence’s leadership of HUSI and HBUS through a very difficult U.S. business environment. For 2007, Mr. Lawrence’s goals included implementing the annual operating plan of HUSI, improving collaboration across the HSBC North America business entities, achieving a targeted net income goal, executing cost containment initiatives to achieve a profit before tax target, managing reputational risk and developing talent and creating strong talent pools and succession plans. Mr. Lawrence’s cash compensation for 2007 was determined by REMCO on the recommendation of the HSBC CEO who consulted with HSBC Human Resources executives. As with all HUSI executives, REMCO has authority over Mr. Lawrence’s equity-based awards. The Compensation Committee did not review or make recommendations with respect to Mr. Lawrence’s compensation for 2007.

Mr. Lawrence’s base salary for 2007 was $642,986. In determining Mr. Lawrence’s base salary for 2007, the HSBC CEO reviewed the salary levels of Mr. Lawrence’s internal peers of equivalent experience level on a global basis. In accordance with the HSBC reward strategy where the focus is on using variable compensation to reward performance, Mr. Lawrence’s base salary was positioned around the 50th percentile of the market rate. No salary adjustment was made on Mr. Lawrence’s appointment as President and Chief Executive Officer of HUSI and HBUS.

In March 2007, the HSBC CEO proposed and REMCO endorsed an award to Mr. Lawrence of Restricted Shares with a grant date value of $434,324 and Restricted Shares with a grant date value of $400,000. The awards were made in recognition of Mr. Lawrence’s 2006 performance. In January 2008, the HSBC CEO proposed and REMCO endorsed an award to Mr. Lawrence of Restricted Shares with a grant date value of $1,461,243. The January 2008 discretionary award, which is granted in March 2008, was made in recognition of Mr. Lawrence’s 2007 performance and reflects the HSBC CEO’s view of the value of Mr. Lawrence’s long-term contribution to and leadership within HSBC, including HUSI and the Global Banking and Markets business in North America, and HSBC’s desire to retain Mr. Lawrence and to motivate and reward his outstanding performance. The 2008 Restricted Share award is also consistent with maintaining Mr. Lawrence’s total compensation at a competitive market pay level in respect of his performance and long-term value to the HSBC Group. The awards are each subject to a three-year vesting schedule.

In January 2008, the HSBC CEO proposed and REMCO endorsed a discretionary bonus award to Mr. Lawrence of $1,555,243. The HSBC CEO proposed the award in recognition of Mr. Lawrence’s performance in his role as President and Chief Executive Officer of HUSI and HBUS. In considering Mr. Lawrence’s bonus award, the HSBC CEO considered Mr. Lawrence’s personal contribution to the achievement of the business objectives of HUSI and HBUS, as described above. In addition, the award recognizes his contribution across other Group businesses. The discretionary bonus award was considered as part of the overall assessment of Mr. Lawrence’s total compensation, which was based on his 2007 performance and benchmarked against HUSI and HBUS’s Comparator Group.

In conformance with HSBC’s total compensation philosophy, Mr. Lawrence also received perquisites relating to housing, education, travel and tax equalization, that were significant when compared to other compensation received by other executive officers within HUSI and HBUS. These amounts are consistent, however, with perquisites paid to similarly-placed HSBC international staff executives, who are subject to appointment to HSBC locations globally as deemed appropriate by HSBC senior management. The additional perquisites and benefits available to HSBC international staff executives, as described below in the Summary Compensation Table, are intended to compensate executives for the significant cost and expense incurred in connection with global postings.

Compensation of Sandra L. Derickson, Former Chief Executive Officer

On February 20, 2007, Ms. Derickson resigned as the President and Chief Executive Officer of HUSI. Until that time, she participated in the same programs and generally received compensation based on the same factors as the other executive officers. Ms. Derickson had an employment agreement with HSBC Finance Corporation pursuant to which she was to serve as President and Chief Executive Officer of HUSI until March 28, 2008. However, upon Ms. Derickson’s resignation, the employment agreement was terminated and replaced with a separation agreement entered into on February 20, 2007 between Ms. Derickson and HSBC Finance Corporation. The Compensation Committee did not review or make recommendations with respect to Ms. Derickson’s compensation for 2007.

Pursuant to the separation agreement, Ms. Derickson received $18,846, representing all base salary earned but unpaid as of February 20, 2007, and $19,295 in respect of vacation earned but not taken prior to her departure. In addition, Ms. Derickson was entitled to receive $1,300,500 on the first day of September 2007, reflecting, in substantial part, a bonus to the 2006 executive bonus pool to which she was entitled in accordance with the terms of her employment agreement but did not receive. In addition, Ms. Derickson continues to receive her base salary, at a rate of $700,000 per annum through March 28, 2008. On January 2, 2008 she received payments for guaranteed bonuses in the amounts of $1,275,000 for the period January 1, 2007 through December 31, 2007 and $318,750 for the period January 1, 2008 through March 28, 2008. Ms. Derickson is also to receive interest on all payments to which she is entitled to but has not received at a rate of seven percent from the date they would be due until the date each such payment is made.

Pursuant to the separation agreement, Ms. Derickson was entitled to the payment of premiums for medical and dental insurance, continued coverage in HSBC Finance Corporation’s life insurance plan and allowances for umbrella liability insurance, automobile and financial counseling until the earlier of such time as Ms. Derickson becomes eligible to participate in similar plans or policies of another employer and March 28, 2008. All options to purchase shares granted to Ms. Derickson prior to November 20, 2002 pursuant to the Household International 1996 Long-Term Executive Incentive Compensation Plan are fully vested and remain exercisable for the full ten-year and one-day term. All options to purchase shares granted on and after November 20, 2002 pursuant to the 1996 plan are fully vested and exercisable for the full ten-year and one-day term.

Ms. Derickson’s separation agreement included a non-competition provision for the five-month period following her departure. In addition, the agreement contained a non-solicitation provision that stated that, subject to some exceptions, during the one-year period starting February 20, 2007, Ms. Derickson would not directly or indirectly induce any employee of HUSI or its affiliates to terminate employment with any such entity, and would not, directly or indirectly, hire, employ or offer employment or assist in hiring, employing or offering employment, to any person who is or was employed by HUSI or an affiliate.

Compensation of Gerard Mattia, Chief Financial Officer

Mr. Mattia has served as Senior Executive Vice President and Chief Financial Officer of HUSI and HBUS since March 2007. He has also served as Chief Financial Officer of Global Banking and Markets, North America since September 2004. As a result, his compensation package was considered and approved by both the HUSI CEO and the Head of Global Banking and Markets. The Compensation Committee did not review or make recommendations with respect to Mr. Mattia’s compensation for 2007.

Mr. Mattia participates in general benefits available to executives of HUSI and HBUS. Mr. Mattia’s total compensation in 2007 was $1,655,000. In recommending Mr. Mattia’s 2007 compensation package, HUSI Human Resources executives and Global Banking and Markets senior management considered the performance of HUSI and HBUS as well as the Global Banking and Markets businesses locally and globally and their judgment of competitive compensation levels within the relevant markets. The recommendation also reflected senior management’s view of Mr. Mattia’s contribution to the business in 2007, his fundamental role in supporting both the Global Banking and Markets businesses in North America and HUSI and HBUS generally, and the desire to retain Mr. Mattia within HSBC. The Head of Global Banking and Markets and the HUSI CEO agreed with senior management’s recommendation and approved Mr. Mattia’s total compensation package.

As described above, the allocation of compensation between base salary and incentive compensation within Global Banking and Markets, as well as between long-term and short-term incentives, is recommended by senior management in its discretion and reviewed and approved by the HSBC CEO. Mr. Mattia’s 2007 compensation package was also reviewed and approved by the HUSI CEO after consultation with HUSI Human Resources executives. For 2007, Mr. Mattia’s compensation package consisted of $255,000, or approximately 15 percent of his total compensation, in base salary and $1,400,000, or approximately 85 percent, as a discretionary bonus award. Of the discretionary bonus award, Mr. Mattia received $910,000 in cash and the balance will be deferred through a grant of Restricted Shares in March 2008 with a grant date value of $490,000. The Restricted Share award is also consistent with maintaining Mr. Mattia’s total compensation at a competitive market pay level in respect of his performance and long-term value to the HSBC Group. The Restricted Share award is subject to a three-year vesting schedule.

Other compensation paid to Mr. Mattia, including the perquisites described below in the Summary Compensation Table, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

Compensation of John J. McKenna, Former Chief Financial Officer

Mr. McKenna served as Senior Executive Vice President and Chief Financial Officer of HUSI and HBUS from October 2005 to March 2007. In March 2007, Mr. Mattia succeeded Mr. McKenna as Chief Financial Officer of HUSI and HBUS. In October 2007, Mr. McKenna accepted a position as chief financial officer of an HSBC affiliate in Australia. Prior to that date, Mr. McKenna participated in general benefits available to executives of HUSI and HBUS. Mr. McKenna’s base salary for 2006 was $325,040. In determining his base salary for 2007, the HUSI CEO reviewed competitive compensation levels and found Mr. McKenna’s base salary to be slightly below the 50th percentile among similarly-placed executives in salary survey data as well as internal peers on a global basis. In keeping with the HSBC reward strategy of maintaining executive base salaries in the 50th percentile, a recommendation was made to the HUSI CEO and Chief Executive Officer of HNAH and Mr. McKenna’s base salary was increased by five percent to $341,303.

In February 2007, the HUSI CEO, in consultation with the Chief Executive Officer of HNAH and HUSI Human Resources executives, approved an award to Mr. McKenna of Restricted Shares with a grant date value of $350,000. In 2008, a share award was not recommended for Mr. McKenna. The award is subject to a three-year vesting schedule.

In January 2008, the HUSI CEO proposed a discretionary bonus award to Mr. McKenna of $162,726. The discretionary bonus award was considered as part of the overall assessment of Mr. McKenna’s total compensation, which was based on his 2007 performance and benchmarked against HUSI’s Comparator Group.

Other compensation paid to Mr. McKenna, including the perquisites described below in the Summary Compensation Table, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

Compensation of Janet L. Burak, Senior Executive Vice President & General Counsel

Ms. Burak has served as Senior Executive Vice President & General Counsel of HUSI and HBUS since April 2004. She also served as Secretary of HUSI and HBUS from April 2004 to September 1, 2007. In addition to her role as General Counsel, Ms. Burak was assigned the additional responsibility for the North American compliance function on July 1, 2007. She was appointed Senior Executive Vice President & General Counsel of HNAH, HUSI and HBUS’s North American parent, as of December 1, 2007.

Ms. Burak participates in general benefits available to executives of HUSI and HBUS. Ms. Burak’s 2007 compensation was determined as a total compensation package and included base salary, a cash incentive award, stock awards and perquisites. In determining Ms. Burak’s total compensation for 2007, the Compensation Committee considered the performance of HUSI and Ms. Burak’s individual performance and contributions to the North American businesses in 2007, which included, among others, efforts towards the development of a “best practices” approach to regulatory management and corporate governance processes, significant contributions in addressing the various challenges to the North American operations arising out of general market and economic developments during the second half of 2007, process and structure improvements in the North American compliance function, and overall leadership in the further development of the performance and consultative skills of the North American legal function. The HUSI CEO determined Ms. Burak’s equity-based awards, which recommendation was approved by the HSBC CEO and endorsed by REMCO.

Ms. Burak’s base salary for 2006 was $400,208. In determining Ms. Burak’s base salary for 2007, the Compensation Committee reviewed competitive compensation levels and found Ms. Burak’s base salary to be slightly below the 50th percentile among similarly-placed executives in salary survey data as well as internal peers on a global basis. In keeping with the HSBC reward strategy of maintaining executive base salaries in the 50th percentile, a recommendation was made to the HSBC CEO and Ms. Burak’s base salary was increased by five percent to $420,218. Her base salary was increased to $500,000 on July 1, 2007 in consideration of her additional responsibilities with respect to the North American compliance function and further increased to $550,000 on December 1, 2007 in consideration of her additional responsibilities as General Counsel of HNAH.

In March 2007, the HSBC CEO, upon the recommendation of the Compensation Committee in consultation with HUSI Human Resources executives, proposed and REMCO endorsed an award to Ms. Burak of Restricted Shares with a grant date value of $500,000. The award was made in recognition of Ms. Burak’s 2006 performance. In March 2008, the HSBC CEO, upon the recommendation of the Compensation Committee, proposed and REMCO endorsed an award to Ms. Burak of Restricted Shares with a grant date value of $600,000. The March 2008 award was made in recognition of Ms. Burak’s 2007 performance and reflects the HUSI CEO’s and the HSBC CEO’s view of the value of Ms. Burak’s long-term contribution to HSBC, including the North American operations, and HSBC’s desire to retain Ms. Burak and to motivate and reward her outstanding performance. The 2008 Restricted Share award is also consistent with maintaining Ms. Burak’s total compensation at a competitive market pay level in respect of her performance and long-term value to the HSBC Group. The awards are each subject to a three-year vesting schedule.

In January 2008, the Compensation Committee, upon the recommendation of the HUSI CEO, proposed, and the HSBC CEO approved, a discretionary bonus award to Ms. Burak of $800,000. The HUSI CEO recommended the award in recognition of Ms. Burak’s personal contributions to the North American businesses. The discretionary bonus award was considered as part of the overall assessment of Ms. Burak’s total compensation, which was based on her 2007 performance, as described above, and benchmarked against HUSI’s Comparator Group.

Other compensation paid to Ms. Burak, including the perquisites described below in the Summary Compensation Table, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

Compensation of David Dew, Senior Executive Vice President – Chief Operating Officer

Mr. Dew has served as Senior Executive Vice President and Chief Operating Officer of HUSI and HBUS since March 2007. He served as Chief Administrative Officer of HUSI and HBUS from February to March 2007 and as Senior Executive Vice President, Audit for HSBC North America Inc. (HNAI) from January 2006 to February 2007.

Mr. Dew participates in general benefits available to executives of HUSI and HBUS and certain additional benefits available to HSBC’s international staff executives. Compensation packages for international staff executives are compared as a total package, consisting of base salary, a cash incentive award, stock awards and perquisites, against the Comparator Group as well as internal peers on a global basis and are awarded on a discretionary basis. In determining Mr. Dew’s total compensation for 2007, the HUSI CEO and the HSBC CEO considered the performance of HUSI and Mr. Dew’s individual performance and contributions in implementing HUSI’s 2007 annual operating plan, which included, among others, implementing a more integrated operational infrastructure across customer groups and support functions, implementing cost containment initiatives to support achievement of established profit before tax targets, pursuing greater transparency and enhanced accountability for senior executives within the support functions while maintaining positive working relationships with functional executives, and efforts supporting collaboration across the HSBC North America business entities and customer groups. The HUSI CEO determined Mr. Dew’s equity-based awards, which recommendation was approved by the HSBC CEO and endorsed by REMCO.

Mr. Dew’s base salary for 2007 was $554,338. In determining Mr. Dew’s base salary for 2007, the HUSI CEO reviewed the salary levels of Mr. Dew’s internal peers of equivalent experience level on a global basis. In accordance with the HSBC reward strategy where the focus is on using variable compensation to reward performance, Mr. Dew’s base salary was positioned around the 50th percentile of the market rate. No salary adjustment was made on Mr. Dew’s appointment as Chief Operating Officer of HUSI and HBUS.

In March 2007, the HSBC CEO, upon the recommendation of the HUSI CEO, proposed and REMCO endorsed an award to Mr. Dew of Restricted Shares with a grant date value of $98,710. The award was made in recognition of Mr. Dew’s 2006 performance. In January 2008, the HSBC CEO, upon the recommendation of the HUSI CEO, proposed and REMCO endorsed an award to Mr. Dew of Restricted Shares with a grant date value of $250,000. The January 2008 award was made in recognition of Mr. Dew’s 2007 performance and reflects the HUSI CEO and the HSBC CEO’s view of the value of Mr. Dew’s long-term contribution to HSBC, including HUSI and HBUS, and HSBC’s desire to retain Mr. Dew and to motivate and reward his outstanding performance. The 2008 Restricted Share award is also consistent with maintaining Mr. Dew’s total compensation at a competitive market pay level in respect of his performance and long-term value to the HSBC Group. The awards are each subject to a three-year vesting schedule.

In January 2008, the HUSI CEO recommended, and the HSBC CEO approved, a discretionary bonus award to Mr. Dew of $550,000. The HUSI CEO proposed the award in recognition of Mr. Dew’s performance in his role as Chief Operating Officer of HUSI and HBUS. In considering Mr. Dew’s discretionary bonus award, the HUSI CEO considered Mr. Dew’s personal contribution to the achievement of the business objectives of HUSI and HBUS. The discretionary bonus award was considered as part of the overall assessment of Mr. Dew’s total compensation, which was based on his 2007 performance, as described above, and benchmarked against HUSI’s Comparator Group.

In conformance with HSBC’s total compensation philosophy, Mr. Dew also received perquisites relating to housing, education, travel and tax equalization, that were significant when compared to other compensation received by other executive officers within HUSI. These amounts are consistent, however, with perquisites paid to similarly-placed HSBC international staff executives, who are subject to appointment to HSBC locations globally as deemed appropriate by HSBC senior management. The additional perquisites and benefits available to HSBC international staff executives, as described below in the Summary Compensation Table, are intended to compensate executives for the significant cost and expense incurred in connection with global postings.

Compensation of Kevin Newman, Senior Executive Vice President – Personal Financial Services

Mr. Newman has served as Group General Manager and Senior Executive Vice President, Personal Financial Services since December 2006. Prior to that, he served as Senior Executive Vice President, Personal Financial Services from September 2005 to October 2006 and as Executive Vice President, Personal Financial Services from December 2003 to September 2005. Mr. Newman was named a Group General Manager in April 2005.

Mr. Newman participates in general benefits available to executives of HUSI and HBUS. Mr. Newman’s 2007 compensation was determined as a total compensation package and included base salary, a cash incentive award, stock awards and perquisites. In determining Mr. Newman’s total compensation for 2007, the Compensation Committee considered the performance of HUSI and Mr. Newman’s individual performance and contributions to the Personal Financial Services business in 2007, which included, among others, efforts in connection with the re-launch of the Premier proposition, both locally and globally, leadership of HSBC Direct, improvements to the Wealth Management and Small Business operations, improved efficiencies and performance of the branch network and reduced average time to profitability of new branches, and overall leadership of the Personal Financial Services business in 2007 as it made considerable progress in building core capabilities. The HUSI CEO determined Mr. Newman’s equity-based awards, which recommendation was approved by the HSBC CEO and endorsed by REMCO.

Mr. Newman’s base salary for 2006 was $500,000. In determining Mr. Newman’s base salary for 2007, the Compensation Committee reviewed competitive compensation levels and found Mr. Newman’s base salary to be slightly below the 50th percentile among similarly-placed executives in salary survey data as well as internal peers on a global basis. In keeping with the HSBC reward strategy of maintaining executive base salaries in the 50th percentile, the Compensation Committee recommended a base salary increase of four percent to $520,000, which recommendation was approved by the HSBC CEO and endorsed by REMCO.

In March 2007, the HSBC CEO, upon the recommendation of the Compensation Committee, proposed and REMCO endorsed an award to Mr. Newman of Restricted Shares with a grant date value of $748,000. The award was made in recognition of Mr. Newman’s 2006 performance. In January 2008, the HSBC CEO, upon the recommendation of the Compensation Committee, proposed and REMCO endorsed an award to Mr. Newman of Restricted Shares with a grant date value of $1,000,000. The January 2008 award was made in recognition of Mr. Newman’s 2007 performance and reflects REMCO and the HSBC CEO’s view of the value of Mr. Newman’s long-term contribution to HSBC, including HUSI and HBUS, and HSBC’s desire to retain Mr. Newman and to motivate and reward his outstanding performance. The 2008 Restricted Share award is also consistent with maintaining Mr. Newman’s total compensation at a competitive market pay level in respect of his performance and long-term value to the HSBC Group. The awards are each subject to a three-year vesting schedule.

In January 2008, the HSBC CEO, upon the recommendation of the Compensation Committee, proposed, and REMCO endorsed, a discretionary bonus award to Mr. Newman of $1,000,000. The HSBC CEO recommended the award in recognition of Mr. Newman’s personal contributions to the Group’s PFS franchise and leadership in pursuit of the achievement of PFS business objectives in North America. The discretionary bonus award was considered as part of the overall assessment of Mr. Newman’s total compensation, which was based on his 2007 performance, as described above, and benchmarked against HUSI’s Comparator Group.

Other compensation paid to Mr. Newman, including the perquisites described below in the Summary Compensation Table, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

Compensation Committee Interlocks and Insider Participation

The primary purpose of the Compensation Committee is to assist the Board of Directors in discharging its responsibilities related to the compensation of the Chief Executive Officer, other officers of HUSI holding a title of executive vice president and above and such other officers as may be designated by the Board of Directors. The Compensation Committee is comprised of the following directors: Dr. Frances D. Fergusson (Chair), Donald K. Boswell and James L. Morice. All members of the Compensation Committee are independent directors under HUSI’s Corporate Governance Standards. Additional information with regard to the Compensation Committee, including a description of the committee’s responsibilities under its charter, is contained in the section of this Form 10-K entitled Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance.

Compensation Committee Report

We, the Human Resources & Compensation Committee of the Board of Directors of HSBC USA Inc., have reviewed and discussed the Compensation Discussion and Analysis (“2007 CD&A”) set forth above with management and, based on such review and discussion, have recommended to the Board of Directors that the 2007 CD&A be included in this Annual Report on Form 10-K.

Human Resources & Compensation Committee
Dr. Frances D. Fergusson (Chair)
Donald K. Boswell
James L. Morice

The following tables and narrative text discuss the compensation awarded to, earned by or paid to (i) Mr. Paul J. Lawrence, who has served as HUSI’s Chief Executive Officer since February 21, 2007, (ii) Ms. Sandra L. Derickson, who served as HUSI’s Chief Executive Officer from January 1, 2007 to February 20, 2007 and who served as Chief Executive Officer-Designate from September 1, 2006 to December 31, 2006, (iii) Mr. Gerard Mattia, who has served as HUSI’s Chief Financial Officer since March 27, 2007, (iv) Mr. John J. McKenna who served as  Chief Financial Officer during 2006 and from January 1, 2007 to March 26, 2007, and (v) the next three most highly compensated executive officers (other than the chief executive officer and chief financial officer) who were serving as executive officers as of December 31, 2007.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total

Paul J. Lawrence President and Chief Executive Officer	2007	$642,986	$1,555,243	$508,634	$—	$—	$502,728	$847,730	$4,057,321

Sandra L. Derickson (1)	2007	102,308	—	—	—	—	110,899	3,720,131	3,933,338
Former President and Chief Executive Officer	2006	233,333	—	—	—	—	63,386	192,632	489,351

Gerard Mattia Senior Executive Vice President and Chief Financial Officer	2007	255,000	910,000	232,027	—		8,287	15,245	1,420,559

John J. McKenna	2007	325,676	—	306,177	—	162,726	78,661	64,413	937,653
Former Senior Executive Vice President and Chief Financial Officer	2006	321,196	—	222,114	—	381,934	92,238	16,685	1,034,167

Kevin Newman Senior Executive Vice President, Personal Financial Services	2007	516,928	—	674,092	—	1,000,000	231,145	18,810	2,440,975

David Dew (8) Senior Executive Vice President and Chief Operating Officer	2007	554,338	550,000	180,161	—	—	532,279	647,307	2,464,085

Janet L. Burak	2007	431,287	—	333,317	—	800,000	383,822	74,253	2,022,679
Senior Executive Vice President and General Counsel	2006	395,176	—	415,346	—	736,383	368,753	92,597	2,008,255

(1)	Sandra L. Derickson resigned as President and Chief Executive Officer on February 20, 2007. The amount shown for Ms. Derickson is the pro rata portion of her annual base salary of $700,000.

(2)	The amount disclosed for Messrs. Lawrence, Mattia and Dew represent the discretionary cash bonus relating to 2007 performance but paid in February 2008.

(3)

Reflects the amounts of compensation expense amortized in 2007 for accounting purposes under FAS 123R for outstanding restricted stock grants made in the years 2003 through 2007. A portion of the expense reflected for Messrs. Lawrence, Newman and Dew relates to Performance Shares granted in 2005 and 2006 that will vest in whole or in part three years from the date of grant if all or some of the performance conditions are met, as follows: 50 percent of the award is subject to a total shareholder return measure (“TSR”) and will vest in whole or in part (based on a sliding scale of 0 to 100 percent) depending upon how the growth in HSBC’s share value, plus declared dividends, compares to the average shareholder return of a defined competitor group, which for 2006 grants was comprised of 28 major banking institutions, including ABN AMRO Holding N.V., Banco Bilbao Vizcaya Argentaria, S.A., Banco Santander Central Hispano S.A., Bank of America Corporation, The Bank of New York Mellon Company, Inc., Barclays PLC, BNP Paribas S.A., Citigroup, Inc., Credit Agricole SA, Credit Suisse Group, Deutsche Bank AG, HBOS plc, JP Morgan Chase, Lloyds TSB Group plc, Mitsubishi Tokyo Financial Group Inc., Mizuho Financial Group Inc., Morgan Stanley, National Australia Bank Limited, Royal Bank of Canada, The Royal Bank of Scotland Group plc, Société Générale, Standard Chartered PLC, UBS AG, Unicredito Italiano, US Bancorp, Wachovia

Corporation, Wells Fargo & Company and Westpac Banking Corporation. The remaining 50 percent of the award is subject to satisfaction of an earnings per share measure (“EPS”) and may vest based on an incremental EPS percentage in accordance with a defined formula. If the aggregate incremental EPS is less than 24 percent, the EPS portion will be forfeited. If it is 52 percent or more, the EPS component will vest in full. We have reduced the amount of expense related to the Performance Shares that would have been recorded by 50 percent due to the probability of a 0 percent vest on the TSR portion and a 100 percent vest on the EPS portion for both years 2005 and 2006. HUSI records expense over the three-year period based on the fair value, which is 100 percent of the face value on the date of the award. The remaining grants are non-performance-based awards and are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table and will be released as long as the named executive officer is still in the employ of HUSI at the time of vesting. HUSI records expense based on the fair value over the vesting period, which is 100 percent of the face value on the date of the award. Dividend equivalents, in the form of cash or additional shares, are paid on all underlying shares of restricted stock at the same rate as paid to ordinary share shareholders.

(4)	The current philosophy of HSBC and HUSI, including within the Global Banking and Markets businesses, is to reward executive officers with awards of restricted shares rather than stock options.

(5)	The amounts disclosed for Messrs. McKenna and Newman and Ms. Burak represent the incentive bonus earned in 2007 but paid in February 2008 under the Management Incentive Program.

(6)

The HSBC-North America (U.S.) Retirement Income Plan (“RIP”), the Household Supplemental Retirement Income Plan (“SRIP”), the HSBC Bank Supplemental Plans (“Excess Plans”), and the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under Savings and Pension Plans on page 195.

Increase in values by plan for each participant are: Ms. Derickson – $5,941 (RIP), $44,756 (SRIP); Mr. Mattia – $4,914 (RIP); Mr. McKenna – $39,552 (RIP), $39,109 (BEP); Mr. Newman – $37,316(RIP), $60,807 (SRIP); Ms. Burak – $23,805 (RIP), $350,856 (SRIP); and Mr. Lawrence – $502,728, and Mr. Dew – $532,279 (ISRBS, net of mandatory 2007 contribution).

(7)

Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each named executive officer, such as financial planning services, physical exams, club initiation fees, expatriate benefits and car allowances, to the extent such perquisites and other personal benefits exceeded $10,000 in 2007. The following itemizes perquisites and other benefits for each named executive officer who received perquisites and other benefits in excess of $10,000: Executive Tax Services for Mr. Lawrence was $804, for Mr. Dew was $787 and for Ms. Derickson was $6,228. The following executives received physical exams at the cost listed next to each of their names: Mr. Lawrence $9,868, Ms. Derickson $14,277, Mr. McKenna $541, and Ms. Burak $11,816. Car allowance for Mr. McKenna was $1,062 in 2007. Club Dues and Membership fees for Mr. Dew were $770. Ms. Derickson received Executive Umbrella Liability Coverage at a cost of $1,750 for 2007. In 2007, Messrs. Lawrence and Dew received $288,681 and $277,232, respectively, for Housing Allowances, and, Mr. Dew also received reimbursement on his foreign utilities expenses in the amount of $2,253. In 2007, Mr. Lawrence had $156,779 in Children’s Education Allowance. In 2007, Mr. Dew received $13,770 representing a Relocation Allowance. Ms. Burak received $8,462 as additional compensation for vacation earned, not taken, and sold back to the company. Messrs. Lawrence and Dew received $63,371 and $29,050, respectively, in Executive Travel Allowance, $34,872 and $18,588, respectively, in Loan Subsidy and Mr. Dew received $7,484 of Additional Income. Messrs. Lawrence and Dew received expat benefits at a cost to the company of $293,355 and $246,115, respectively. Mr. Dew also received a miscellaneous reimbursement of $1,009, plus $50,249 in tax gross ups. Mr. McKenna received an expat premium of $14,418 and cost of living adjustment of $968, plus tax equalization payments totaling $31,683.

In addition, under the terms of her separation agreement, Ms. Derickson received the balance of her salary for 2007 in the amount of $597,692, pay for vacation earned but not taken in the amount of $19,295, $1,300,500 reflecting a bonus to cover 2006, a guaranteed bonus of $1,275,000 for 2007, $175,000 covering salary to be received in 2008 along with a prorated 2008 bonus of $318,750.

The total in the All Other Compensation column includes life insurance premiums paid by HUSI in 2007 for the benefit of executives, as follows: Ms. Derickson, $2,868; Mr. Mattia, $1,745; Mr. McKenna, $2,241; Mr. Newman, $5,310; and Ms. Burak, $5,175. All Other Compensation also includes HUSI’s contribution for the named executive officer’s participation in the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2007, as follows: Ms. Derickson had a $6,696 contribution; and Messrs. McKenna, Mattia and Newman and Ms. Burak each had a $13,500 contribution. In addition, Ms. Derickson and Ms. Burak each had a company contribution in the Supplemental Tax Reduction Investment Plan (“STRIP”) of $2,075 and $35,301, respectively, in 2007. TRIP and STRIP are described under Savings and Pension Plans – Deferred Compensation Plans on page 199.

(8)	David Dew was named to his position effective as of March 26, 2007, transferred from HSBC plc, and his salary is prorated for his time in position.

Grants Of Plan-Based Awards Table

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)

										Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2) (3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)

		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Name	Grant Date

Paul J. Lawrence	03/30/07	N/A	N/A	N/A	N/A	N/A	N/A	24,699	N/A	N/A	$431,740
President and Chief Executive Officer	03/05/07	N/A	N/A	N/A	N/A	N/A	N/A	22,798	N/A	N/A	400,000

Sandra L. Derickson Former President and Chief Executive Officer	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Gerard Mattia Senior Executive Vice President and Chief Financial Officer	03/05/07	N/A	N/A	N/A	N/A	N/A	N/A	17,953	N/A	N/A	315,000

John J. McKenna Former Senior Executive Vice President and Chief Financial Officer	03/30/07	N/A	255,977	511,955	N/A	N/A	N/A	20,022	N/A	N/A	350,000

Kevin Newman Senior Executive Vice President, Personal Financial Services	03/30/07	N/A	520,000	1,040,000	N/A	N/A	N/A	42,791	N/A	N/A	748,000

David Dew Senior Executive Vice President & Chief Operating Officer	03/30/07	N/A	N/A	N/A	N/A	N/A	N/A	5,613	N/A	N/A	98,115

Janet L. Burak Senior Executive Vice President and General Counsel	03/30/07	N/A	550,000	1,100,000	N/A	N/A	N/A	28,603	N/A	N/A	500,000

(1)

Messrs. McKenna and Newman and Ms. Burak participate in the Management Incentive Program. As discussed in the 2007 CD&A, the Management Incentive Program is an annual cash incentive plan that is comprised of both quantitative and qualitative individual, business unit or company objectives that are determined at the beginning of the year with each objective being assigned a target and maximum payout based upon a percentage of base salary. The percentage of target and maximum payout is determined by market data for the position the executive officer holds and will not change unless the executive officer changes into a position that has a different target and maximum payout. Typically, the maximum payout is a 1x, 2x or 3x multiplier of target. Actual awards for the 2007 performance year for Messrs. McKenna and Newman and Ms. Burak were $162,726, $1,000,000 and $800,000, respectively, and were paid in February 2008. These amounts are included in the Summary Compensation Table above under “Non-Equity Incentive Plan Compensation”.

(2)

The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 30, 2007 (the date of grant) of GBP8.25 and converted into U.S. dollars using the GBP exchange rate as of the time of funding the of the grant was 1.96254.

(3)

The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 5, 2007 (the date of grant) of GBP8.9079 and converted into U.S. dollars using the GBP exchange rate as of the time of funding the of the grant was 1.9622.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards							Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock that Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)

Paul J. Lawrence								22,798	(6)	$380, 904	10,706	(3)	$178,874
President and								24,699	(7)	412,666	23,734	(4)	396,543
Chief Executive Officer											30,274	(5)	505,812

Sandra L. Derickson	133,750	(8)				$21.37	11/12/2011
Former President and	267,500	(8)				$10.66	11/20/2012
Chief Executive Officer	204,000	(8)				GBP9.1350	11/03/2013
				102,000	(9)	GBP8.2830	04/30/2014

Gerard Mattia								4,496	(10)	75,118
Senior Executive								7,221	(11)	120,647
Vice President and								17,953	(15)	299,955
Chief Financial Officer

John J. McKenna								9,456	(12)	157,989	8,280	(3)	138,341
Former Senior Executive								23,611	(13)	394,488
Vice President and								20,022	(7)	334,524
Chief Financial Officer

Kevin Newman								40,358	(12)	674,293	15,294	(3)	255,529
Senior Executive Vice								35,416	(13)	591,723
President, Personal								42,791	(7)	714,943
Financial Services

David Dew (16)	5,250	(8)				GBP7.46	04/03/2010	5,613	(7)	93,781	17,800	(4)	297,399
Senior Executive	5,250	(8)				GBP8.71	04/23/2011				12,927	(5)	215,982
Vice President and	7,000	(8)				GBP8.41	05/07/2012
Chief Operating Officer	7,000	(8)				GBP6.91	05/02/2013

Janet L. Burak (16)	26,750	(8)				$13.71	11/09/2008	6,667	(14)	111,391	20,004	(9)	334,223
Senior Executive	26,750	(8)				$16.96	11/08/2009	31,678	(12)	529,270
Vice President and	26,750	(8)				$18.40	11/13/2010	29,513	(13)	493,097
General Counsel								28,603	(7)	477,893

(1)	Share amounts do not include additional awards accumulated over the vesting periods.

(2)	The market value of the shares on December 31, 2007 was GBP8.42 and the exchange rate from GBP to U.S. dollars was 1.9843, which equates to a U.S. dollar share price of $16.7078 per share.

(3)	This award will vest in full on April 2, 2008, if the performance conditions are met.

(4)	This award will vest in full on March 31, 2008, if the performance conditions are met.

(5)	This award will vest in full on March 31, 2009, if the performance conditions are met.

(6)	This award will vest one-third on March 5, 2008, one-third on March 5, 2009, and one-third on March 5, 2010.

(7)	This award will vest in full on March 30, 2010.

(8)	Reflects fully vested options.

(9)

This award will vest, subject to satisfaction of performance conditions, two-thirds on the fourth anniversary of the date of grant, which was April 30, 2004. If the performance conditions are not satisfied on that date, it will be re-tested on the fifth anniversary of the date of grant, and if the performance conditions are met, will vest 100%. If the performance conditions are not met on the fifth anniversary of the date of grant, the options will be forfeited.

(10)	This award will vest in full on March 3, 2008.

(11)	This award will vest in full on February 28, 2008.

(12)	This award will vest in full on March 31, 2008.

(13)	This award will vest in full on March 31, 2009.

(14)	Thirty-three percent of this award vested on October 31, 2006, and thirty-three percent vested on October 31, 2007. Thirty-three percent of the award will vest on October 31, 2008.

(15)	This award will vest one-half on March 5, 2008, one-quarter on February 28, 2009 and one-quarter on February 28, 2010.

(16)	Option awards shown for Mr. Dew and Ms. Burak were awarded prior to joining HUSI.

Option Exercises and Stock Vested Table

	Option Awards			Stock Awards

Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)(2)		Value Realized on Vesting ($) (1)

Paul J. Lawrence
President and
Chief Executive Officer

Sandra L. Derickson	107,000	(3)	$90,030	483,121	(4)	$8,383,152
Former President and
Chief Executive Officer

Gerard Mattia				7,537	(5)	129,662
Senior Executive
Vice President and
Chief Financial Officer

John J. McKenna
Former Senior Executive
Vice President and
Chief Financial Officer

Kevin Newman				15,796	(6)	291,035
Senior Executive Vice
President, Personal
Financial Services

David Dew
Senior Executive
Vice President and
Chief Operating Officer

Janet L. Burak				12,018	(7)	221,746
Senior Executive
Vice President and
General Counsel

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise/release and the exchange rate from GBP to U.S. dollars on the date of settlement.

(2)	Includes the release of additional awards accumulated over the vesting period.

(3)	Includes the exercise of stock options granted on November 13, 2000.

(4)

The amount shown for Ms. Derickson reflects equity awards received while an executive of HSBC Finance Corporation and prior to her appointment as President and Chief Executive Officer of HUSI and includes the release of 141,420 shares granted on April 15, 2003 and 302,481 shares granted on May 25, 2005. The remaining shares reflect the release of additional awards accumulated over the vesting period.

(5)	Includes the release of 7,537 shares granted on March 6, 2006.

(6)	Includes the release of 12,658 shares granted on April 15, 2002. Remaining shares are a release of additional awards accumulated over the vesting period.

(7)	Includes the release of 5,351 shares granted on November 20, 2002 and 6,667 shares granted on November 3, 2003.

Pension Benefits

Name	Plan Name (1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Paul J. Lawrence (2)	ISRBS	24.9	$2,347,686	$—
President and
Chief Executive Officer

Sandra L. Derickson	RIP-Account Based	7.3	36,481	—
Former President and	SRIP-Account Based	7.3	240,639	—
Chief Executive Officer

Gerard Mattia	RIP-Account Based	2.3	13,691	—
Senior Executive
Vice President and
Chief Financial Officer

John J. McKenna (3)	RIP-HSBC Old	21.2	300,994	—
Former Senior Executive	Excess-HSBC Old	21.2	76,356	—
Vice President and
Chief Financial Officer

Kevin Newman	RIP-HSBC New	15.0	257,437	—
Senior Executive Vice	BEP-HSBC New	15.0	334,574	—
President, Personal
Financial Services

David Dew (4)	ISRBS	29.7	3,578,760	—
Senior Executive
Vice President and
Chief Operating Officer

Janet L. Burak	RIP-Household New	15.8	304,453	—
Senior Executive	SRIP-Household New	15.8	1,277,889	—
Vice President and
General Counsel

(1)	Plan described under Savings and Pension Plans below.

(2)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $3,120,916.

(3)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $3,809,515.

(4)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $3,809,515.

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

Supplemental Retirement Income Plan (SRIP)
HSBC Bank (HBUS) Supplemental Plans (Excess Plans)

Supplemental Retirement Income Plan (“SRIP”) is a non-qualified retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the RIP due to legal constraints applicable to all qualified plans. The HBUS Supplemental Benefit Plan and the Benefit Equalization Plan (the “Excess Plans”) are designed to provide benefits that are precluded from being paid to legacy HBUS employees by the defined benefit formula under the Retirement Income Plan (RIP) due to legal constraints applicable to all qualified plans. For example, the maximum amount of compensation during 2007 that can be used to determine a qualified plan benefit is $225,000 and the maximum annual benefit commencing at age 65 in 2007 is $180,000. SRIP and Excess Plan benefits are calculated without regard to these limits. The resulting benefit is then reduced by the value of qualified benefits payable by RIP so that there is no duplication of payments. Benefits are paid in a lump sum for retired executives covered by a Household Old, Household New, or Account Based Formula, and in the same manner as elected for the qualified plan for executives covered by a HBUS Old or New Plan Formula.

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

Provisions Applicable to All U.S. Formulas: The amount of salary used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2007 is $225,000. The limit for years after 2007 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50 percent continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household Old, Household New or Account Based Formula may elect a lump sum form of payment (spousal consent is needed for married executives).

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

If a member leaves before normal retirement with at least 15 years of service, he will receive a pension which is reduced by 0.25 percent for each complete month by which termination precedes normal retirement. If he terminates with at least 5 years of service, he will receive an immediate lump sum equivalent of his reduced pension.

Present Value of Accumulated Benefits

For the Account Based formula: The value of the notional account balances currently available on December 31, 2007.

For other formulas: The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company’s audited financial statements for the period ending December 31, 2007. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2007.

Deferred Compensation Plans

Tax Reduction Investment Plan HNAH maintains the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis, up to 40 percent (15 percent if highly compensated) of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $15,500, as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.

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

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

	Nonqualified Deferred Compensation Plan (1)	Supplemental Tax Reduction Investment Plan (2)

Name	Executive Contributions in 2007	HUSI Contributions in 2007	Aggregate Earnings in 2007		Aggregate Withdrawals/ Distributions		Aggregate Balance at 12/31/2007

Paul J. Lawrence	$ N/A	$ N/A	$	N/A	$	N/A	$	N/A
President and
Chief Executive Officer

Sandra L. Derickson	14,942	2,075		60,202		—		2,660,290
Former President and
Chief Executive Officer

Gerard Mattia	36,000	—		3,373		—		76,179
Senior Executive
Vice President and
Chief Financial Officer

John J. McKenna	N/A	N/A		N/A		N/A		N/A
Former Senior Executive
Vice President and
Chief Financial Officer

Kevin Newman	1,566,900	N/A		133,022		—		2,803,094
Senior Executive
Vice President, Personal
Financial Services

David Dew	N/A	N/A		N/A		N/A		N/A
Senior Executive
Vice President and
Chief Operating Officer

Janet L. Burak	59,901	35,301		9,161		—		774,019
Senior Executive
Vice President and
General Counsel

(1)	The Nonqualified Deferred Compensation Plan is described under Savings and Pension Plans on page 199.

(2)

The Supplemental Tax Reduction Investment Plan (STRIP) is described under Savings and Pension Plans on page 199. Company contributions are invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. For this purpose, compensation includes amounts that would be compensation but for the fact they were deferred under the terms of the HSBC North America Non-Qualified Deferred Compensation Plan. Distributions are made in a lump sum upon termination of employment. These figures are also included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table on page 190.

Potential Payments Upon Termination Or Change-In-Control

The following tables describe the payments that HUSI would be required to make as of December 31, 2007 to Mr. Lawrence, Mr. McKenna, Mr. Mattia, Mr. Newman, Mr. Dew and Ms. Burak as a result of their termination, retirement, disability or death or a change in control of the company as of that date. The specific circumstances that would trigger such payments are identified in the tables. The amounts and terms of such payments are defined by HSBC’s employment and severance policies, and the particular terms of any equity-based awards.

Paul J. Lawrence

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination

Cash Compensation
Base Salary	—	—		—		—		—	—		—		—
Short Term Incentive	—	—		—		$1,555,243	(1)	—	—		—		—

Long Term Incentive
Performance Shares	—	$926,999	(2)	$926,999	(2)	926,999	(2)	—	$926,999	(2)	$1,220,118	(3)	$926,999	(2)
Stock Options: Unvested and Accelerated	—	—		—		—		—	—		—		—
Restricted Stock: Unvested and Accelerated	—	216,273	(4)	216,273	(4)	216,273	(4)	—	216,273	(4)	820,634	(5)	216,273	(4)

(1)	Assumes a termination date of December 31, 2007, and represents the 2007 bonus awarded but not paid until 2008.

(2)

Assumes performance conditions have been met. This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(3)

Performance conditions would be waived. This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(4)

This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(5)

This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

John J. McKenna

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination

Cash Compensation
Base Salary	—	—		—		$275,668	(1)	—	—		—		—
Short Term Incentive	—	—		—		162,726	(1)	—	—		—		—

Long Term Incentive
Performance Shares	—	$169,451	(2)	$169,451	(2)	169,451	(2)	—	$169,451	(2)	$169,451	(3)	$169,451	(2)
Restricted Stock: Unvested and Accelerated	—	458,572	(4)	458,572	(4)	496,869	(4)	—	496,869	(4)	946,915	(3)	496,869	(4)

(1)

Under the terms of the HSBC Severance Policy, Mr. McKenna would receive 42 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The figures above represent the bonus payment earned in 2007 assuming a termination date of December 31, 2007.

(2)

The figures above represent accelerated vesting of 100 percent of the outstanding Performance Shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2007 and that the performance test has been passed using the month end prior to exit date as the performance period. The amount has been calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007. If the performance test is not passed, 100 percent of the award remains outstanding and the performance condition is re-tested on the third, fourth and fifth anniversary of the award date. If the performance condition is not passed by the fifth anniversary, the shares are forfeited.

(3)

The figures above represent a full vest of the outstanding shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(4)

The figures represent a pro-rata portion of the outstanding restricted share awards based on the number of months elapsed between the date of grant and date of termination assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

Gerard Mattia

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination

Cash Compensation
Base Salary	—	—		—		$127,500	(1)	—	—		—		—
Short Term Incentive	—	—		—		910,000	(1)	—	—		—		—

Long Term Incentive
Restricted Stock: Unvested and Accelerated	—	$251,964	(2)	$251,964	(2)	251,964	(2)	—	$251,964	(2)	$533,377	(3)	$251,964	(2)

(1)

Under the terms of the HSBC Severance Policy, Mr. Mattia would receive 26 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The Short Term Incentive amount represents the bonus payment earned in 2007 assuming a termination date of December 31, 2007.

(2)

The figures represent a pro-rata portion of the outstanding restricted share awards based on the number of months elapsed between the date of grant and date of termination assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(3)

The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

Kevin Newman

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination

Cash Compensation
Base Salary	—	—		—		$280,000	(1)	—	—		—		—
Short Term Incentive	—	—		—		1,000,000	(1)	—	—		—		—

Long Term Incentive
Performance Shares	—	$312,994	(2)	$312,994	(2)	312,994	(2)	—	$312,994	(2)	$312,994	(3)	$312,994	(2)
Restricted Stock: Unvested and Accelerated	—	1,238,833	(4)	1,238,833	(4)	1,238,833	(4)	—	1,238,833	(4)	2,110,663	(3)	1,238,833	(4)

(1)

Under the terms of the HSBC Severance Policy, Mr. Newman would receive 28 weeks of his current salary upon separation from the company. The Short Term Incentive amount is based on an assumed termination date of December 31, 2007, and represents the 2007 bonus awarded but not paid until 2008.

(2)

The figures above represent accelerated vesting of 100 percent of the outstanding Performance Shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2007 and that the performance test has been passed using the month end prior to exit date as the performance period. The amount has been calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007. If the performance test is not passed, 100 percent of the award remains outstanding and the performance condition is re-tested on the third, fourth and fifth anniversary of the award date. If the performance condition is not passed by the fifth anniversary, the shares are forfeited.

(3)

The figures above represent a full vest of the outstanding shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(4)

The figures represent a pro-rata portion of the outstanding restricted share awards based on the number of months elapsed between the date of grant and date of termination assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

David Dew

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination

Cash Compensation
Base Salary	—	—		—		—		—	—		—		—
Short Term Incentive	—	—		—		$550,000	(1)	—	—		—		—

Long Term Incentive
Performance Shares	—	$423,892	(2)	$423,892	(2)	423,892	(2)	—	$423,892	(2)	$567,285	(3)	$423,892	(2)
Restricted Stock: Unvested and Accelerated	—	23,888	(4)	23,888	(4)	23,888	(4)	—	23,888	(4)	95,552	(3)	23,888	(4)

(1)	The Short Term Incentive amount is based on an assumed termination date of December 31, 2007, and represents the 2007 bonus awarded but not paid until 2008.

(2)

The figures above represent accelerated vesting of 100 percent of the outstanding Performance Shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2007 and that the performance test has been passed using the month end prior to exit date as the performance period. The amount has been calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007. If the performance test is not passed, 100 percent of the award remains outstanding and the performance condition is re-tested on the third, fourth and fifth anniversary of the award date. If the performance condition is not passed by the fifth anniversary, the shares are forfeited.

(3)

The figures above represent a full vest of the outstanding shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(4)

The figures represent a pro-rata portion of the outstanding restricted share awards based on the number of months elapsed between the date of grant and date of termination assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

Janet L. Burak

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination

Cash Compensation
Base Salary	—	—		—		$275,000	(1)	—	—		—		—
Short Term Incentive	—	—		—		800,000	(1)	—	—		—		—

Long Term Incentive
Performance Shares	—	$334,223	(2)	$334,223	(2)	334,223	(2)	—	$334,223	(2)	$334,223	(3)	$334,223	(2)
Restricted Stock: Unvested and Accelerated	—	968,983	(4)	968,983	(4)	968,983	(4)	—	968,983	(4)	1,602,378	(5)	968,983	(4)

(1)

Under the terms of the HSBC Severance Policy, Ms. Burak would receive 26 weeks of her current salary upon separation from HUSI and a pro-rata amount of her bonus. The figure above represents the bonus payment earned in 2007 assuming a termination date of December 31, 2007.

(2)

The figures above represent a full vest of the Performance Shares, assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2007, and 100 percent of the performance condition being met on the fourth anniversary of the date of grant. If the performance condition is not passed on the fourth anniversary, the award is subject to a re-test provision on the fifth anniversary of the date of grant. If the performance condition is not passed on the fifth anniversary, the award is forfeited. The amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(3)

Performance conditions would be waived. The figure above represents a full vest of the Performance Shares that would vest three years from the date of grant assuming a termination date of December 31, 2007, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(4)

The figures above represent a pro-rata portion of the outstanding restricted share awards based on the number of months elapsed between date of grant and date of termination, assuming a termination date of December 31, 2007 and assuming “good leaver” status is granted by REMCO. The figures are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(5)

The figure above represents a full vest of the outstanding shares assuming a termination date of December 31, 2007, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

The following table and narrative text discusses the compensation awarded to, earned by or paid to our Directors in 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)

Salvatore H. Alfiero	$105,000	—	—	—	$237,500	—	$342,500
Donald K. Boswell	85,000	—	—	—	—	$4,000	89,000
James H. Cleave	85,000	—	—	—	—	—	85,000
Frances D. Fergusson	90,000	—	—	—	269,309	—	359,309
Michael F. Geoghegan	—	—	—	—	—	—	—
Stuart T. Gulliver	—	—	—	—	—	—	—
Richard A. Jalkut	120,000	—	—	—	250,000	—	370,000
Peter Kimmelman	85,000	—	—	—	—	—	85,000
Paul J. Lawrence	—	—	—	—	—	—	—
Charles G. Meyer, Jr.	90,000	—	—	—	—	—	90,000
James L. Morice	85,000	—	—	—	—	—	85,000

(1)

The Directors’ fee schedule was revised effective January 1, 2007 (in response to the Nominating & Governance Committee’s recommendation that the compensation structure be reevaluated). In 2007, the non-management Directors of HUSI received an annual cash retainer of $75,000 for their services on the boards of HUSI and HBUS (with the exception of Mr. Jalkut, who as Lead Director and Chair of the Executive Committee, received a retainer of $100,000). In addition to the Board retainer, Mr. Cleave, Mr. Jalkut and Mr. Kimmelman each received an additional $10,000 for their membership in the Audit Committee, Mr. Alfiero received an additional $25,000 as Chair of the Audit Committee, Mr. Meyer received an additional $10,000 as Chair of the Fiduciary Committee, Dr. Fergusson received an additional $10,000 as Chair of the Human Resources & Compensation Committee, Mr. Jalkut received an additional $10,000 as Chair of the Nominating & Governance Committee. In addition, Dr. Fergusson, Mr. Alfiero and Mr. Meyer received an additional $5,000 each for membership on the Nominating & Governance Committee, and Mr. Boswell and Mr. Morice each received an additional $10,000 for membership on the Fiduciary and Human Resources & Compensation Committees. Other than as stated above, HUSI does not pay additional compensation for committee membership, or meeting attendance fees to its Directors. Directors who are employees of HUSI or any of its affiliates do not receive any additional compensation related to their Board service. Non-management Directors elected prior to 1999 may elect to participate in the HUSI/HBUS Plan for Deferral of Directors’ Fees. Under this plan, they may elect to defer receipt of all or a part of their retainer. The deferred retainers accrue interest on a quarterly basis at the one to two year Employee Extra CD rate in effect on the first business day of each quarter. Upon retirement from the Board, the deferrals plus interest are paid to the Director either in a lump sum or in quarterly or annual installments over a one, five or ten year period. No Director elected to defer receipt of their retainer for 2007.

(2)	HUSI does not grant stock awards to its non-management directors nor do any portions of employee directors’ stock awards reflect services related to their Board positions.

(3)	HUSI does not grant stock option awards to its non-management directors.

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

(6)

Mr. Boswell also serves on the Western Region Board for which he received $4,000 during 2007. Non-management directors are offered, on terms that are not more favorable than those available to the general public, a MasterCard/Visa credit card issued by one of our subsidiaries with a credit limit of $15,000. HUSI guarantees the repayment of amounts charged on each card. Under HUSI’s Matching Gift Program, HUSI matches charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), with a double match for the first $500 donated to higher education institutions (both public and private) and eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations. Each current independent Director may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

HSBC USA Inc.’s common stock is 100 percent owned by HSBC North America Inc. (“HNAI”). HNAI is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2008, of HSBC ordinary shares or interests in HSBC ordinary shares and HSBC’s American Depositary Shares, Series A, by each director and the executive officers named in the Summary Compensation Table on page 190, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares. No director or executive officer of HUSI owned any of HUSI’s outstanding series of preferred stock at January 31, 2008.

	Number of HSBC Ordinary Shares Beneficially Owned (1) (2)	HSBC Ordinary Shares That May Be Acquired Within 60 Days By Exercise of Options (3)	HSBC Restricted Shares Released Within 60 Days (4)	Number of HSBC Ordinary Share Equivalents (5)	Total HSBC Ordinary Shares	HSBC Holdings plc American Depositary Shares, Series A (6)

Directors
Salvatore H. Alfiero	309,000	—	—	—	309,000	450,000
Donald K. Boswell	220	—	—	—	220	—
James H. Cleave	227,080	—	—	—	227,080	—
Dr. Frances D. Fergusson	100	—	—	—	100	—
Michael F. Geoghegan	386,946	—	1,135,652	—	1,522,598	—
Stuart T. Gulliver	2,022,961	—	1,168,396	—	3,191,357	—
Paul J. Lawrence	200	—	—	—	200	—
Richard A. Jalkut	250	—	—	—	250	—
Peter Kimmelman	5,540	—	—	—	5,540	—
Charles G. Meyer, Jr.	170	—	—	—	170	—
James L. Morice	1,500	—	—	—	1,500	—

Named Executive Officers
Paul J. Lawrence	200	—	—	—	200	—
Sandra L. Derickson	44,895	605,250	—	27,079	677,224	—
Gerard Mattia	4,990	—	19,288	—	24,278	—
John J. McKenna	3,000	—	—	1,550	4,550	—
Janet L. Burak	21,667	80,250	35,654	234	137,805	—
David Dew	15,429	24,500	—	—	39,929	—
Kevin Newman	—	—	55,652	—	55,652	—

All directors and executive officers as a group	3,077,739	732,500	2,480,955	29,481	6,320,675	450,000

(1)

Directors and executive officers have sole voting and investment power over the shares listed above, except as follows. The number of ordinary shares held by spouses, children and charitable or family foundations for which a director or executive officer does not have voting and investment power and beneficial ownership of which is denied is as follows: Mr. Kimmelman, 1,822; and directors and executive officers as a group, 1,822.

(2)	Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that may be acquired by HUSI’s directors and executive officers through April 1, 2008 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HUSI’s directors and executive officers through April 1, 2008 pursuant to the satisfaction of certain conditions.

(5)

Represents the number of ordinary share equivalents owned by executive officers under HSBC-North America (U.S.) Tax Reduction Investment Plan and HSBC-North America Employee Non-Qualified Deferred Compensation Plan. Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(6)	Each depositary share represents one-fortieth of a share of HSBC’s 6.20% Non-Cumulative Dollar Preference Shares, Series A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the fiscal year ended December 31, 2007, HUSI was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than the agreement with Ms. Derickson described in Item 11. Executive Compensation - Compensation Discussion and Analysis - Compensation of Officers Reported in the Summary Compensation Table. During 2007, HBUS provided loans to certain directors and executive officers of HUSI and its subsidiaries in the ordinary course of business. Such loans were provided on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to HUSI and do not involve more than the normal risk of collectibility or present other unfavorable features.

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

•

transactions where the interest of the director, executive officer or family member arises solely from the ownership of HUSI’s equity securities and all holders of such securities received or will receive the same benefit on a pro-rata basis;

•	transactions where the rates or charges involved are determined by competitive bids;

•

loans made in the ordinary course of business on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable loans with persons not related to HUSI or any of its subsidiaries that do not involve more that the normal risk for collectibility or present other unfavorable features; and

•	transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

The policy requires each director and executive officer to notify the Office of the General Counsel in writing of any Transaction with a Related Person in which the director, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The Office of the General Counsel, through the Corporate Secretary, will deliver a copy of the notice to the Chair of the Nominating & Governance Committee of the Board of Directors. The Nominating & Governance Committee will review the material facts of each proposed Transaction with a Related Person at each regularly scheduled committee meeting and approve, ratify or disapprove the transaction.

The vote of a majority of disinterested members of the Nominating & Governance Committee is required for the approval or ratification of any Transaction with a Related Person. The Nominating & Governance Committee may approve or ratify a Transaction with a Related Person if the committee determines, in its business judgment, based on the review of all available information, that the transaction is fair and reasonable to, and consistent with the best interests of, HUSI and its subsidiaries. In making this determination, the Nominating & Governance Committee will consider, among other things, (i) the business purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (iii) whether the interest of the director, executive officer or family member in the transaction is material and (iv) whether the transaction would violate any provision of the HSBC North America Holdings Inc. Statement of Business Principles and Code of Ethics, the HSBC USA Inc. Code of Ethics for Senior Financial Officers or the HSBC USA Inc. Corporate Governance Standards, as applicable.

In any case where the Nominating & Governance Committee determines not to approve or ratify a Transaction with a Related Person, the matter will be referred to the Office of the General Counsel for review and consultation regarding the appropriate disposition of such transaction including, but not limited to, termination of the transaction, rescission of the transaction or modification of the transaction in a manner that would permit it to be ratified and approved.

Director Independence

The HSBC USA Inc. Corporate Governance Standards, together with the charters of the committees of the Board of Directors, provide the framework for HUSI’s corporate governance. Director independence is defined in HUSI’s Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange. The Corporate Governance Standards are incorporated by reference to Exhibit 99(i) of this Form 10-K and are available upon written request made to HSBC USA Inc., 452 Fifth Avenue, New York, New York 10018, Attention: Corporate Secretary.

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
the Chief Executive Officer

Messrs. Alfiero, Boswell, Cleave, Jalkut, Kimmelman, Meyer and Morice and Dr. Fergusson are considered to be independent directors. Mr. Geoghegan currently serves as Group Chief Executive Officer; Mr. Lawrence currently serves as President and Chief Executive Officer of HUSI and HBUS; and Mr. Gulliver currently serves as HSBC Managing Director and Head of Global Banking and Markets. Because of the positions held by Messrs. Geoghegan, Lawrence and Gulliver, they are not considered to be independent directors.

During a portion of 2007, Sandra L. Derickson and Siddharth N. (Bobby) Mehta served as directors of HUSI and HBUS. Ms. Derickson also served as President and Chief Executive Officer of HUSI and HBUS for part of 2007 and Mr. Mehta served as Chief Executive Officer of HSBC Finance Corporation, another principal subsidiary of HNAH, for part of 2007. Because of the positions held by Ms. Derickson and Mr. Mehta, they were not considered to be independent directors.

See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance for more information about HUSI’s Board of Directors and its committees.

Item 14. Principal Accounting Fees and Services

Fees billed to HUSI by its auditing firm, KPMG LLP, were as follows.

Year Ended December 31	2007	2006

(in thousands)
Audit fees:
Auditing of financial statements, quarterly reviews, statutory audits, preparation of comfort letters, consents and review of registration statements	$5,981	$5,522

Audit related fees:
Employee benefit plan audits, due diligence assistance, internal control review assistance, and certain attestation services	769	467

Tax fees:
Tax related research, general tax services in connection with transactions and legislation, and assistance with preparation of certain required filings	22	34

Total KPMG LLP fees	$6,772	$6,023

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

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	Financial Statements
		HSBC USA Inc.:
		Consolidated Balance Sheet
		Consolidated Statement of Income
		Consolidated Statement of Changes in Shareholders’ Equity
		Consolidated Statement of Cash Flows
		HSBC Bank USA, National Association:
		Consolidated Balance Sheet
		Notes to Financial Statements

	(2)	Not applicable

	(3)	Not applicable

(b)	Exhibits

3 (i)

Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HUSI’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000, Exhibit 3 to HUSI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 9, 2000, Exhibits 3.2 and 3.3 to HUSI’s Current Report on Form 8-K dated March 30, 2005, filed with the Securities and Exchange Commission on April 4, 2005, Exhibit 3.2 to HUSI’s Current Report on Form 8-K dated October 11, 2005 and filed with the Securities and Exchange Commission on October 14, 2005 and Exhibit 3.1 to HUSI’s Current Report on Form 8-K dated May 16, 2006, filed with the Securities and Exchange Commission on May 22, 2006).

	3 (ii)	By-Laws (incorporated by reference to Exhibit 3(ii) to HUSI’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 5, 2007).

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

4 (ii)

Subordinated Indenture, dated as of October 24, 1996, by and between HUSI and Bankers Trust Company, as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HUSI’s registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002).

	12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14

Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HUSI’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 5, 2007).

(b)	Exhibits (continued)
18

Letter from Independent Accountant Regarding Change in Accounting Principles (incorporated by reference to Exhibit 18 to HUSI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 13, 2006).

	21	Subsidiaries of HSBC USA Inc.

	23	Consent of Independent Registered Public Accounting Firm.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99 (i)	HSBC USA Inc. Corporate Governance Standards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA Inc.
Registrant

/s/ Janet L. Burak

Janet L. Burak
Senior Executive Vice President & General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 3, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Gerard Mattia	Michael F. Geoghegan*
Chairman of the Board
Gerard Mattia	Paul J. Lawrence*
Senior Executive Vice President and	Director, President and Chief Executive Officer
Chief Financial Officer	Salvatore H. Alfiero* Director
(Principal Financial Officer)	Donald K. Boswell* Director
James H. Cleave* Director
Frances D. Fergusson* Director
/s/ Joseph R. Simpson	Stewart T. Gulliver * Director
Richard A. Jalkut* Director
Joseph R. Simpson	Peter Kimmelman* Director
Chief Accounting Officer	Charles G. Meyer, Jr.* Director
(Principal Accounting Officer)	James L. Morice* Director

* /s/ Janet L. Burak

Janet L. Burak
Attorney-in-fact