Form 10-Q
period 2008-03-31
HSBC USA INC /MD/
filed 2008-05-12
CIK 83246

CONFORMED

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

At April 30, 2008, there were 707 shares of the registrant’s Common Stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.
Form 10-Q

HSBC USA Inc.

CONSOLIDATED STATEMENT OF (LOSS) INCOME (UNAUDITED)

	Three months ended March 31,
	2008	2007

(in millions)
Interest income:
Loans	$1,488	$1,442
Securities	302	288
Trading assets	158	141
Short-term investments	131	219
Other	83	32

Total interest income	2,162	2,122

Interest expense:
Deposits	799	889
Short-term borrowings	99	71
Long-term debt	303	372

Total interest expense	1,201	1,332

Net interest income	961	790
Provision for credit losses	498	205

Net interest income after provision for credit losses	463	585

Other revenues:
Credit card fees	231	178
Trust income	33	23
Service charges	55	53
Other fees and commissions	82	109
Trading (loss) revenue	(709)	137
Securities gains, net	84	21
HSBC affiliate income	54	47
Residential mortgage banking revenue	38	20
Gain (loss) on instruments at fair value and related derivatives	57	(1)
Other (loss) income	(6)	47

Total other revenues	(81)	634

Operating expenses:
Salaries and employee benefits	310	338
Support services from HSBC affiliates	290	279
Occupancy expense, net	64	58
Other expenses	160	168

Total operating expenses	824	843

(Loss) income before income tax expense	(442)	376
Income tax (benefit) expense	(164)	103

Net (loss) income	$(278)	$273

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2008	December 31, 2007

(in millions)
Assets
Cash and due from banks	$3,527	$3,567
Interest bearing deposits with banks	4,444	4,741
Federal funds sold and securities purchased under agreements to resell	13,748	13,677
Trading assets	39,206	37,036
Securities available for sale	23,210	19,962
Securities held to maturity (fair value of $2,935 million and $2,945 million at March 31, 2008 and December 31, 2007, respectively)	2,863	2,891
Loans (includes $1,797 million recorded under fair value option at March 31, 2008)	92,665	95,826
Less - allowance for credit losses	1,583	1,414

Loans, net	91,082	94,412

Properties and equipment, net	575	568
Intangible assets	511	534
Goodwill	2,701	2,701
Other assets	9,854	8,284

Total assets	$191,721	$188,373

Liabilities
Deposits in domestic offices:
Noninterest bearing	$14,115	$13,831
Interest bearing (includes $1,818 million recorded under fair value option at March 31, 2008)	73,162	68,237
Deposits in foreign offices:
Noninterest bearing	1,269	1,030
Interest bearing	31,596	33,072

Total deposits	120,142	116,170

Trading liabilities	18,718	16,253
Short-term borrowings	10,277	11,832
Interest, taxes and other liabilities	5,889	4,613
Long-term debt (includes $3,476 million recorded under fair value option at March 31, 2008)	24,686	28,268

Total liabilities	179,712	177,136

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 707 and 706 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	—	—
Capital surplus	9,133	8,123
Retained earnings	1,713	1,901
Accumulated other comprehensive loss	(402)	(352)

Total common shareholder’s equity	10,444	9,672

Total shareholders’ equity	12,009	11,237

Total liabilities and shareholders’ equity	$191,721	$188,373

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three months ended March 31,
	2008	2007

(in millions)
Preferred stock
Balance, January 1 and March 31,	$1,565	$1,690

Common stock
Balance, January 1 and March 31,	—	—

Capital surplus
Balance, January 1,	8,123	8,124
Capital contribution from parent	1,010	1
Employee benefit plans and other	—	(3)

Balance, March 31,	9,133	8,122

Retained earnings
Balance, January 1,	1,901	2,661
Adjustment to initially apply fair value option and fair value measurement accounting, net of tax	113	—
Net (loss) income	(278)	273
Cash dividends declared on preferred stock	(23)	(24)
Cash dividends declared on common stock	—	(305)

Balance, March 31,	1,713	2,605

Accumulated other comprehensive loss
Balance, January 1,	(352)	(214)

Net change in net unrealized losses on securities available for sale, net of tax	(21)	9
Net change in net unrealized (losses) gains on derivatives classified as cash flow hedges, net of tax	(39)	(25)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	8	9
Foreign currency translation adjustments, net of tax	2	—

Other comprehensive loss, net of tax	(50)	(7)

Balance, March 31,	(402)	(221)

Total shareholders’ equity, March 31,	$12,009	$12,196

Comprehensive (loss) income
Net (loss) income	$(278)	$273
Other comprehensive loss	(50)	(7)

Comprehensive (loss) income	$(328)	$266

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2008	2007

(in millions)
Cash flows from operating activities
Net (loss) income	$(278)	$273
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and deferred taxes	(92)	31
Provision for credit losses	498	205
Net change in other assets and liabilities	(1,261)	(201)
Net change in loans held for sale	522	(586)
Net change in loans attributable to tax refund anticipation loans program:
Originations of loans	(12,552)	(17,039)
Sales of loans to HSBC Finance Corporation, including premium	12,530	17,204
Net change in trading assets and liabilities	1,633	(1,533)
Net change in fair value of derivatives and hedged items	6	478

Net cash provided by (used in) operating activities	1,006	(1,168)

Cash flows from investing activities
Net change in interest bearing deposits with banks	297	(1,390)
Net change in federal funds sold and securities purchased under resale agreements	(71)	(2,822)
Net change in securities available for sale:
Purchases of securities available for sale	(5,492)	(2,308)
Proceeds from sales of securities available for sale	11	2,692
Proceeds from maturities of securities available for sale	2,200	725
Net change in securities held to maturity:
Purchases of securities held to maturity	(125)	(58)
Proceeds from maturities of securities held to maturity	153	76
Net change in loans:
Originations, net of collections	7,408	7,029
Loans purchased from HSBC Finance Corporation	(5,161)	(5,408)
Net cash used for acquisitions of properties and equipment	(24)	(21)
Other, net	75	4

Net cash used in investing activities	(729)	(1,481)

Cash flows from financing activities
Net change in deposits	3,972	2,706
Net change in short-term borrowings	(1,555)	859
Net change in long-term debt:
Issuance of long-term debt	365	910
Repayment of long-term debt	(4,086)	(1,778)
Capital contribution from parent	1,010	1
Other decreases in capital surplus	—	(3)
Dividends paid	(23)	(329)

Net cash (used in) provided by financing activities	(317)	2,366

Net change in cash and due from banks	(40)	(283)
Cash and due from banks at beginning of period	3,567	3,359

Cash and due from banks at end of period	$3,527	$3,076

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

HSBC USA Inc. and its subsidiaries is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH), which is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, HUSI), including its principal subsidiary, HSBC Bank USA, National Association (HBUS), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. These unaudited interim financial statements should be read in conjunction with HUSI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K). Certain reclassifications have been made to prior period amounts to conform to the current period presentations. The accounting and reporting policies of HUSI are consistent, in all material respects, with those used to prepare the 2007 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 17 of these unaudited interim consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Note 2. Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	March 31, 2008	December 31, 2007

(in millions)
Trading assets:
U.S. Treasury	$163	$460
U.S. Government agency	3,500	3,009
Asset backed securities	3,172	2,942
Corporate bonds	1,146	1,296
Other securities	6,199	5,830
Precious metals	7,164	8,788
Fair value of derivatives	17,862	14,711

Total	$39,206	$37,036

Trading liabilities:
Securities sold, not yet purchased	$2,073	$1,444
Payables for precious metals	2,587	1,523
Fair value of derivatives	14,058	13,286

Total	$18,718	$16,253

At March 31, 2008 and December 31, 2007, the fair value of derivatives included in trading assets have been reduced by $4.6 billion and $3.6 billion, respectively, of amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties, consistent with the reporting requirements of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1).

At March 31, 2008 and December 31, 2007, the fair value of derivatives included in trading liabilities have been reduced by $9.8 billion and $5.6 billion, respectively, of amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties, consistent with the reporting requirements of FSP FIN 39-1.

Note 3. Securities

At March 31, 2008 and December 31, 2007, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government agencies and U.S. Government sponsored enterprises) with a book value that exceeded 10% of shareholders’ equity. The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios are summarized in the following tables.

March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Securities available for sale:
U.S. Treasury	$506	$2	$—	$508
U.S. Government sponsored enterprises (1)	13,907	144	(192)	13,859
U.S. Government agency issued or guaranteed	3,927	49	(16)	3,960
Obligations of U.S. states and political subdivisions	683	2	(14)	671
Asset backed securities	1,461	1	(185)	1,277
Other domestic debt securities	2,674	2	(140)	2,536
Foreign debt securities	377	1	(4)	374
Equity securities	25	—	—	25

Total	$23,560	$201	$(551)	$23,210

Securities held to maturity:
U.S. Government sponsored enterprises (1)	$1,870	$65	$(13)	$1,922
U.S. Government agency issued or guaranteed	519	31	—	550
Obligations of U.S. states and political subdivisions	247	12	—	259
Other domestic debt securities	179	1	(24)	156
Foreign debt securities	48	—	—	48

Total	$2,863	$109	$(37)	$2,935

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Securities available for sale:
U.S. Treasury	$1	$—	$—	$1
U.S. Government sponsored enterprises (1)	11,141	60	(271)	10,930
U.S. Government agency issued or guaranteed	3,193	13	(34)	3,172
Obligations of U.S. states and political subdivisions	668	3	(3)	668
Asset backed securities	1,563	2	(72)	1,493
Other domestic debt securities	2,649	15	(25)	2,639
Foreign debt securities	1,036	1	(3)	1,034
Equity securities	25	—	—	25

Total	$20,276	$94	$(408)	$19,962

Securities held to maturity:
U.S. Government sponsored enterprises (1)	$1,862	$42	$(22)	$1,882
U.S. Government agency issued or guaranteed	528	24	(1)	551
Obligations of U.S. states and political subdivisions	255	14	—	269
Other domestic debt securities	176	1	(4)	173
Foreign debt securities	70	—	—	70

Total	$2,891	$81	$(27)	$2,945

(1)	Includes primarily mortgage backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

Gross unrealized losses and related fair values, classified as to the length of time the losses have existed, are summarized in the following tables.

	One Year or Less			Greater Than One Year

March 31, 2008	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

($ in millions)
Securities available for sale:
U.S. Treasury	1	$—	$—	—	$—	$—
U.S. Government sponsored enterprises (1)	429	(63)	2,489	135	(129)	3,329
U.S. Government agency issued or guaranteed	28	(1)	37	183	(15)	740
Obligations of U.S. states and political subdivisions	47	(8)	284	34	(6)	235
Asset backed securities	39	(112)	722	14	(73)	447
Other domestic debt securities	60	(101)	1,582	41	(39)	585
Foreign debt securities	3	(1)	64	8	(3)	146

Total	607	$(286)	$5,178	415	$(265)	$5,482

Securities held to maturity:
U.S. Government sponsored enterprises (1)	7	$(2)	$158	11	$(11)	$227
U.S. Government agency issued or guaranteed	1	—	36	1	—	2
Obligations of U.S. states and political subdivisions	9	—	12	—	—	—
Other domestic debt securities	5	(10)	92	7	(14)	56

Total	22	$(12)	$298	19	$(25)	$285

	One Year or Less			Greater Than One Year

December 31, 2007	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

($ in millions)
Securities available for sale:
U.S. Treasury	—	$—	$—	—	$—	$—
U.S. Government sponsored enterprises (1)	48	(57)	1,581	565	(214)	5,818
U.S. Government agency issued or guaranteed	9	—	13	440	(34)	1,607
Obligations of U.S. states and political subdivisions	43	(2)	256	13	(1)	106
Asset backed securities	33	(70)	969	15	(2)	127
Other domestic debt securities	31	(13)	642	50	(12)	735
Foreign debt securities	5	(1)	71	6	(2)	158

Total	169	$(143)	$3,532	1,089	$(265)	$8,551

Securities held to maturity:
U.S. Government sponsored enterprises (1)	11	$(3)	$87	20	$(19)	$377
U.S. Government agency issued or guaranteed	1	—	15	82	(1)	42
Obligations of U.S. states and political subdivisions	7	—	4	—	—	—
Other domestic debt securities	3	(1)	41	7	(3)	66

Total	22	$(4)	$147	109	$(23)	$485

(1)	Included primarily mortgaged backed securities issued by FNMA and FHLMC.

Gross unrealized losses within the available for sale securities portfolio increased during the three months ended March 31, 2008 due to the impact of continued widening of credit spreads on private label collateralized mortgage obligations (CMOs), which are included in other domestic debt securities and asset backed securities (ABS). These are primarily fixed rate securities and a majority of these securities are high credit grade (i.e., AAA or AA). HUSI has the ability and intent to hold these securities until maturity or a market price recovery. As a result, they are not considered to be other than temporarily impaired.

Note 4. Loans

A distribution of the loan portfolio, including loans held for sale, is summarized in the following table.

	March 31, 2008			December 31, 2007

	Loans Held for Sale	All Other Loans	Total Loans	Loans Held for Sale	All Other Loans	Total Loans

(in millions)
Commercial loans:
Construction and other real estate	$5	$8,564	$8,569	$26	$8,428	$8,454
Other commercial	1,792	27,088	28,880	1,939	28,407	30,346

	1,797	35,652	37,449	1,965	36,835	38,800

Consumer loans:
Sub-prime residential mortgages	1,703	—	1,703	1,869	—	1,869
Other residential mortgages	1,192	32,040	33,232	1,018	32,493	33,511
Credit card receivables	—	18,130	18,130	—	19,415	19,415
Other consumer	55	2,096	2,151	418	1,813	2,231

	2,950	52,266	55,216	3,305	53,721	57,026

Total loans	$4,747	$87,918	$92,665	$5,270	$90,556	$95,826

Loans pledged as collateral are summarized in Note 14 beginning on page 21 of this Form 10-Q.

On April 22, 2008, HUSI entered into an agreement with the Federal Home Loan Mortgage Corporation (Freddie Mac) to sell $4.2 billion of prime Adjustable Rate Mortgages (ARM) mortgage loans. The transaction is scheduled to close in May 2008 and is expected to result in a small gain. HUSI will retain the servicing rights in relation to the mortgages upon sale.

Loans Held for Sale

HUSI originates commercial loans in connection with its participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as other commercial loans held for sale at March 31, 2008. Commercial loans held for sale under this program were $1.8 billion at March 31, 2008, all of which are recorded at fair value. Refer to Note 15, Fair Value Measurements.

Residential mortgage loans held for sale include sub-prime residential mortgage loans acquired from unaffiliated third parties and from HSBC Finance Corporation, with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various governmental agencies.

Other consumer loans held for sale consist primarily of student loans.

The valuation allowance related to loans held for sale is presented in the following table.

Three months ended March 31	2008	2007

(in millions)
Balance at beginning of period	$(475)	$(29)
Increase in allowance for net reductions in market value	(266)	(9)
Releases of valuation allowance for loans sold	15	12

Balance at end of period	$(726)	$(26)

Commercial leverage acquisition finance loans held for sale are recorded at fair value. During the three months ended March 31, 2008, the market value of these loans decreased, which resulted in HUSI recording a negative adjustment to the valuation allowance. This was primarily a result of adverse conditions in the corporate credit markets.

Residential mortgage and other consumer loans held for sale are recorded at the lower of cost or market value. The cost of loans held for sale exceeded market value at March 31, 2008 and December 31, 2007, resulting in the recording of a valuation allowance. Changes in the valuation allowance utilized to adjust loans held for sale to market value, that is included in the determination of net income, are summarized in the table above and reflect the recording of substantial valuation adjustments as a result of adverse conditions in the U.S. residential mortgage markets.

Loans held for sale are subject to credit risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions as well as the interest rate and credit environment. Interest rate risk for the residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the loans held for sale. Trading related revenues related to this economic hedging program, which include net interest income and trading revenues, were $(39) million and $2 million for the first three months of 2008 and 2007, respectively.

Note 5. Allowance for Credit Losses and Credit Quality Statistics

Changes in the allowance for credit losses are summarized in the following table.

Three months ended March 31	2008	2007

(in millions)
Balance at beginning of period	$1,414	$897
Provision charged to income	498	205
Charge offs	(402)	(305)
Recoveries	73	65

Balance at end of period	$1,583	$862

Credit Quality Statistics

Nonaccruing loans are summarized in the following table.

	March 31, 2008	December 31, 2007

(in millions)
Nonaccruing loans
Commercial:
Construction and other real estate	$43	$34
Other commercial	164	89

Total commercial	207	123

Consumer:
Residential mortgages	781	640
Credit card receivables	1	1

Total consumer loans	782	641

Total nonaccruing loans	$989	$764

Interest income on nonaccruing loans is summarized in the following table.

Three months ended March 31	2008	2007

(in millions)
Interest income on nonaccruing loans:
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$18	$4
Amount actually recorded	—	2

Additional credit quality statistics are summarized in the following table.

	March 31, 2008	December 31, 2007

(in millions)
Accruing loans contractually past due 90 days or more as to principal or interest:
Total commercial	$30	$8

Consumer:
Residential mortgages	1	—
Credit card receivables	464	432
Other consumer loans	14	16

Total consumer loans	479	448

Total accruing loans contractually past due 90 days or more	$509	$456

Impaired loans:
Balance at end of period	$207	$123
Amount with impairment reserve	116	41
Impairment reserve	29	15

Other real estate and owned assets:
Balance at end of period	$69	$71

Note 6. Intangible Assets

The composition of intangible assets is summarized in the following table.

	March 31, 2008	December 31, 2007

(in millions)
Mortgage servicing rights	$473	$494
Other	38	40

Intangible assets	$511	$534

Mortgage Servicing Rights (MSRs)

HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time they are acquired or when originated loans are sold. Servicing fees collected by HUSI are included in residential mortgage banking revenue, and were $31 million and $28 million for the first three months of 2008 and 2007, respectively.

MSRs are subject to credit and interest rate risk, in that their value will fluctuate as a result of changes in the interest rate environment. Interest rate risk is mitigated through an active economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail in HUSI’s 2007 Form 10-K.

Residential MSRs are initially measured at fair value at the time that the related loans are sold, and remeasured using the fair value measurement method (refer to Note 15 of this Form 10-Q, beginning on page 23). This method requires that MSRs be measured at fair value at each reporting date with changes in fair value of the asset reflected in residential mortgage banking revenue in the period that the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. The reasonableness of these valuation models is periodically validated by reference to external independent broker valuations and industry surveys.

Fair value of residential MSRs is calculated using the following critical assumptions.

	March 31, 2008	December 31, 2007

Annualized constant prepayment rate (CPR)	21.20%	21.40%
Constant discount rate	10.02%	10.44%
Weighted average life	4.8 years	4.9 years

Residential MSRs activity is summarized in the following table.

Three months ended March 31	2008	2007

(in millions)
Fair value of MSRs:
Beginning balance	$489	$470
Additions related to loan sales	30	30
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(21)	6
Realization of cash flows	(30)	(24)

Ending balance	$468	$482

Commercial MSRs, which are accounted for using the lower of cost or market method totaled $5 million and $4 million at March 31, 2008 and December 31, 2007, respectively. Activity is summarized in the following table.

Three months ended March 31	2008	2007

(in millions)
MSRs, net of accumulated amortization:
Beginning balance	$5	$4
Additions related to loan sales	1	—
Amortization	(1)	—

Ending balance	5	4

Valuation allowance for MSRs	—	—

MSRs, net of accumulated amortization and valuation allowance at March 31	$5	$4

Note 7. Goodwill

During the third quarter of 2007, HUSI completed its annual impairment test of goodwill. At the testing date, HUSI determined that the fair value of each of its reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized.

As a result of a difficult business climate and the market volatility during the second half of 2007, HUSI performed an interim goodwill test in the Global Banking and Markets business segment as of December 31, 2007. The results of this test showed the fair value of this business unit exceeded the carrying value including goodwill that was assigned. There were no material events or transactions that occured subsequent to that evaluation that indicates any impairment as of the current period.

Note 8. Income Taxes

The following table presents HUSI’s effective tax rates.

Three months ended March 31	2008	2007

Statutory federal income tax rate	(35.0)%	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	1.4	1.7
Tax exempt income	(.9)	(1.0)
Validation of deferred tax balances	(.7)	(7.5)
Tax credits	(3.0)	(2.7)
Effects of foreign operations	2.2	.1
Uncertain tax provision	(.9)	2.3
Other	(.2)	(.5)

Effective tax rate	(37.1)%	27.4%

The effective tax rate for the three months ended March 31, 2008 increased as a result of tax benefit adjustments such as tax credits, tax exempt income and deferred tax adjustments applied to pretax loss in 2008 as compared to similar tax benefits applied to pretax income in 2007.

HUSI is currently under audit by the Internal Revenue Service as well as various state and local tax jurisdictions. Although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact on HUSI’s uncertain tax positions at this time.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table.

	March 31, 2008	December 31, 2007

(in millions)
Senior debt	$15,238	$18,233
Subordinated debt	5,516	5,693
Structured notes	2,884	3,284
All other	1,048	1,058

Total long-term debt	$24,686	$28,268

The decline in Senior debt from December 31, 2007 is principally the result of the maturity of $1,500 million of Floating Rate FHLB advances, the early maturity of $1,360 million of structured financing transactions and the repayment of $700 million in private label credit card secured financings.

Included in Senior debt are $1,500 million of Floating Rate Extendible Notes, which require the noteholders to decide each month whether or not to extend the maturity date of their notes by one month beyond the initial maturity date of December 15, 2006. In no event will the maturity of the notes be extended beyond December 15, 2011, the final maturity date. If on any election date a noteholder decides not to extend the maturity of all or any portion of the principal amount of his notes, the notes will mature twelve months from the election date. Refer to page 129 of HUSI’s 2007 Form 10-K for additional information regarding these notes.

In August 2007, noteholders of $750 million of this debt exercised their option not to extend the maturity date of their notes. These notes will mature on August 15, 2008. In September 2007, noteholders of $690 million of this debt exercised their option not to extend the maturity date of their notes. These notes will mature on September 15, 2008. On the October 2007 election date, noteholders of the remaining $60 million of this debt elected not to extend the maturity date of their notes. Therefore, these notes will mature on October 15, 2008.

Subordinated debt includes $1,545 million and $1,683 million of debt instruments recorded at fair value at March 31, 2008 and December 31, 2007, respectively. Structured notes include $1,931 million and $1,760 million of debt instruments recorded at fair value at March 31, 2008 and December 31, 2007, respectively.

In order to enhance liquidity, HUSI issued $1,500 million of Floating Rate Extendible Notes on April 21, 2008. These notes have an initial maturity date of May 15, 2009 and a final maturity date of April 15, 2013.

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

	March 31, 2008	December 31, 2007

(in millions)
Assets:
Cash and due from banks	$147	$97
Interest bearing deposits with banks	189	134
Federal funds sold and securities purchased under resale agreements	898	356
Trading assets (1)	18,125	11,640
Loans	2,165	2,007
Other	595	390

Total assets	$22,119	$14,624

Liabilities:
Deposits	$11,772	$13,088
Trading liabilities (1)	23,614	14,552
Short-term borrowings	643	982
Other	1,100	840

Total liabilities	$37,129	$29,462

(1)	Trading assets and liabilities exclude the impact of netting in accordance with FASB Interpretation No. 39 and FSP FIN 39-1.

Three months ended March 31	2008	2007

(in millions)
Interest income	$59	$25
Interest expense	78	103
HSBC affiliate income:
Other fees and commissions:
HSBC	27	9
HSBC Finance Corporation	5	4
HMUS	3	2
Other HSBC affiliates	2	2
Service charges	1	4
Gains on sales of loans to HMUS	—	1
Gains on sales of refund anticipation loans to HSBC Finance Corporation	12	22
Other HSBC affiliates income	5	3
Support services from HSBC affiliates:
HSBC Finance Corporation	121	119
HMUS	51	57
HSBC Technology & Services (USA) Inc. (HTSU) for technology services	63	61
Other HSBC affiliates	55	42

Transactions Conducted with HSBC Finance Corporation

•

Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

•

By agreement, HUSI purchases receivables generated by private label and MasterCard1/Visa[2] credit card relationships on a daily basis at fair market value, as determined by an independent third party. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance Corporation continues to service the customer relationships, for which they charged HUSI servicing fees of $44 million and $84 million, respectively, for the three months ended March 31, 2008 and 2007 for the private label credit relationships. HUSI was charged service fees of $11 million for the three months ended March 31, 2008 and 2007 for the MasterCard/Visa credit card relationship. Activity related to these portfolios is summarized in the following table.

	Private Label		MasterCard/Visa

Three months ended March 31	2008	2007	2008	2007

(in millions)
Receivables acquired from HSBC Finance Corporation:
Balance at beginning of period	$17,427	$16,973	$1,988	$1,288
Receivables acquired	4,434	4,814	1,130	761
Customer payments, net charge offs and other activity	(5,693)	(5,819)	(1,156)	(704)

Balance at end of period	$16,168	$15,968	$1,962	$1,345

Premiums paid to HSBC Finance Corporation:
Balance at beginning of period	$112	$186	$43	$17
Premiums paid	35	80	20	15
Amortization	(69)	(110)	(24)	(13)

Balance at end of period	$78	$156	$39	$19

•

HUSI services a portfolio of residential mortgage loans owned by HSBC Finance Corporation. The related service fee income was $3.6 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively.

•

HUSI’s wholly-owned subsidiaries HBUS and HSBC Trust Company (Delaware), N.A. (HTCD) are the originating lenders for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which are managed by HSBC Finance Corporation. By agreement, HBUS and HTCD process applications, fund and subsequently sell these loans to HSBC Finance Corporation. For the three months ended March 31, 2008 and 2007, HBUS and HTCD originated approximately $13 billion and $17 billion, respectively, that were sold to HSBC Finance Corporation. This resulted in gains of $12 million and $22 million, respectively, for the three months ended March 31, 2008 and 2007.

•

Certain of HUSI’s consolidated subsidiaries have secured lines of credit totaling $1 billion with HSBC Finance Corporation. There were no balances outstanding under any of these lines of credit at March 31, 2008 or 2007.

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

Other Transactions with HSBC Affiliates

At March 31, 2008 and 2007, HUSI had an unused line of credit with HSBC of $2.5 billion and $2 billion, respectively.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $1.6 billion, of which $231 million was outstanding at March 31, 2008. HUSI has also extended a subordinated loan to HSBC Securities (USA) Inc. in the amount of $500 million, of which $350 million was outstanding at March 31, 2008.

HUSI utilizes other HSBC affiliates primarily for global resourcing initiatives and, to a lesser extent, for treasury and traded markets services. Fees billed to HUSI for these services are included in support services from HSBC affiliates.

HUSI routinely enters into derivative transactions with HSBC Finance Corporation and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative receivables related to these contracts was approximately $1,008 billion and $996 billion at March 31, 2008 and December 31, 2007, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $18 billion and $12 billion at March 31, 2008 and December 31, 2007, respectively. HUSI, within its Global Banking and Markets business, accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

Domestic employees of HUSI participate in a defined benefit pension plan sponsored by HNAH. Additional information regarding pensions is provided in Note 11 of these consolidated financial statements.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI’s share of the expense of these plans on a pre-tax basis for the three months ended March 31, 2008 and 2007 was approximately $17 million and $14 million, respectively. As of March 31, 2008, HUSI’s share of compensation cost related to nonvested stock compensation plans was approximately $95 million, which is expected to be recognized over a weighted-average period of 1.5 years. A description of these stock compensation plans begins on page 142 of the 2007 Form 10-K.

As of March 31, 2008, there were no dividends declared and paid by HUSI in comparison to $305 million at the end of the same 2007 period.

Note 11. Pensions and Other Postretirement Benefits of HUSI and HSBC Finance Corporation

The components of net periodic benefit cost reflected in HUSI’s Consolidated Statement of (Loss) Income are shown in the table below and reflect the portion of net periodic benefit cost of the HNAH defined benefit pension and postretirement benefits other than pension plans which has been allocated to HUSI.

	Pension Benefits		Other Postretirement Benefits

Three months ended March 31	2008	2007	2008	2007

(in millions)
Net periodic benefit cost:
Service cost – benefits earned during the period	$8	$8	$—	$—
Interest cost	19	17	1	1
Expected return on plan assets	(22)	(23)	—	—
Recognized losses	—	2	—	—
Transition amount amortization	—	—	1	1

Net periodic benefit cost	$5	$4	$2	$2

Note 12. Regulatory Capital

Capital amounts and ratios of HUSI and HBUS, calculated in accordance with banking regulations, are summarized in the following table.

	March 31, 2008				December 31, 2007

	Capital Amount	Well-Capitalized Minimum Ratio (1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio (1)		Actual Ratio

($ in millions)
Total capital ratio:
HUSI	$15,889	10.00%		10.96%	$15,276	10.00%		11.29%
HBUS	16,043	10.00		11.11	15,330	10.00		11.40
Tier 1 capital ratio:
HUSI	10,151	6.00		7.00	9,639	6.00		7.12
HBUS	10,241	6.00		7.09	9,696	6.00		7.21
Tier 1 leverage ratio:
HUSI	10,151	3.00	(2)	5.46	9,639	3.00	(2)	5.34
HBUS	10,241	5.00		5.61	9,696	5.00		5.46
Risk weighted assets:
HUSI	144,921				135,339
HBUS	144,415				134,501

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

In the first quarter of 2008, HSBC effected a capital contribution to HUSI, pursuant to which HSBC North America Inc. contributed $1 billion to HUSI in exchange for one share of HUSI common stock to maintain capital at levels believed to be prudent in the current market conditions. In turn, HUSI contributed $1 billion to HBUS in exchange for one share of HBUS common stock.

Note 13. Variable Interest Entities (VIEs)

In the ordinary course of business, HUSI is involved with entities that are deemed to be VIEs and may hold variable interests in those entities. HUSI consolidates VIEs where it is deemed to be the primary beneficiary.

At March 31, 2008 and December 31, 2007, HUSI held all or the majority of the debt securities issued by several VIE trusts that were organized by an affiliate of HUSI and third parties to issue structured notes. The consolidated assets of these VIEs were $200 million and $213 million at March 31, 2008 and December 31, 2007, respectively and are reported in trading assets. Debt instruments issued by these VIEs and held by third parties were not material.

HUSI was also the primary beneficiary of and consolidated certain VIE trusts organized to securitize private label credit cards. At March 31, 2008 and December 31, 2007, the consolidated assets of these trusts were $1,953 million and $2,822 million, respectively and were reported in loans. Debt securities issued by these VIEs are reported as secured financings in long-term debt.

The assets of consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of debt instruments issued by consolidated VIEs have no recourse to the general credit of HUSI.

HUSI also had significant involvement with other VIEs that were not consolidated at March 31, 2008 or December 31, 2007 because HUSI was not the primary beneficiary. The following table presents information on these VIEs.

	March 31, 2008		December 31, 2007

	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss

(in millions)
Asset backed commercial paper conduits	$33,038	$9,157	$32,886	$9,507
Structured investment vehicles	6,337	50	6,337	50
Structured note vehicles	7,751	1,699	8,350	1,488
Low income housing tax partnerships	705	172	705	115

Total	$47,831	$11,078	$48,278	$11,160

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

Customers sell financial assets, typically consumer and corporate receivables, to the ABCP conduits, which fund the purchases by issuing short-term highly-rated commercial paper collateralized by the assets acquired. In a multi-seller conduit, any number of companies may be originating and selling assets to the conduit whereas a single-seller conduit acquires assets from a single company. HUSI, along with other financial institutions, provides liquidity facilities to ABCP conduits in the form of lines of credit or asset purchase commitments. Liquidity facilities provided to multi-seller conduits support transactions associated with a specific seller of assets to the conduit and HUSI would only be required to provide support in the event the multi-seller conduit is unable to issue or rollover maturing commercial paper because of a commercial paper market disruption, or the supported transaction has breached certain triggers. Liquidity facilities provided to single-seller conduits are not identified with specific transactions or assets and HUSI would be required to provide support upon the occurrence of a commercial paper market disruption or the breach of certain triggers that affect the single-seller conduit’s ability to issue or rollover maturing commercial paper. HUSI’s obligations are generally pari passu with that of other institutions that also provide liquidity support to the same conduit or for the same transactions. HUSI does not provide any program-wide credit enhancements to ABCP conduits.

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and therefore bears the risk of first loss related to the specific assets transferred. HUSI does not transfer its own assets to the conduits. It has no ownership interests in, performs no administrative duties for, and does not service any of the assets held by the conduits. HUSI is not the primary beneficiary and does not consolidate any of the ABCP conduits to which it provides liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting them to HUSI’s normal underwriting and risk management processes. The maximum exposure to loss presented in the preceding table represents the maximum amount of loans and asset purchases HUSI could be required to make under the liquidity facilities it provides.

           Structured Investment Vehicles

HUSI provides a liquidity facility to a single structured investment vehicle (SIV) sponsored by a third party. This entity, which is deemed to be a VIE, seeks to earn a profit by investing in mostly highly rated longer-dated fixed income instruments and funding those investments by issuing cheaper short-term, highly rated commercial paper and medium term notes. HUSI does not transfer its own assets to the SIV. It has no ownership interests in, performs no administrative duties for, and does not service any of the assets the SIV holds. HUSI is not the primary beneficiary of the SIV and therefore does not consolidate the SIV. Credit risk related to the liquidity facility provided is managed through HUSI’s normal underwriting and risk management processes. The maximum exposure to loss presented in the preceding table represents a $50 million liquidity facility which was fully funded, and is recorded as a loan, as of March 31, 2008. The loan is subject to the normal credit review process for the determination of the related provision.

           Structured Note Vehicles

In the normal course of business, HUSI enters into derivative transactions with entities organized by HSBC affiliates and by third parties to issue structured notes. These entities, which are deemed to be VIEs, are organized as trusts and issue fixed or floating rate debt instruments backed by the financial assets they hold. They were established to create investments with specific risk profiles for investors.

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

In addition to its variable interests, HUSI holds credit default swaps with these structured note VIEs under which it receives credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the VIEs assume the credit risk associated with the reference assets, which is then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps held by HUSI are not considered variable interests in the entities.

HUSI records all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on its balance sheet. HUSI’s maximum exposure to loss is limited to the recorded amounts of these instruments.

           Securitization Vehicles

HUSI utilizes entities structured as trusts to securitize certain private label credit card receivables where securitization provides an attractive source of funding. HUSI transfers the credit card receivables to the trusts which in turn issue debt instruments collateralized by the transferred receivables. These trusts are considered VIEs and are consolidated by HUSI as the primary beneficiary at March 31, 2008 and December 31, 2007.

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

HUSI’s investments in low-income housing partnerships are recorded using the equity method of accounting and are included in other assets on the Consolidated Balance Sheet. The maximum exposure to loss shown in the table represents the recorded investment net of estimated expected reductions in future tax liabilities and potential recapture of tax credits allowed in prior years.

Note 14. Financial Guarantee Arrangements and Pledged Assets

Financial Guarantee Arrangements

The maximum potential amounts of future payments required by financial guarantee arrangements are summarized in the following table.

	March 31, 2008	December 31, 2007

(in millions)
Standby letters of credit, net of participations (1)	$9,228	$9,021
Credit derivatives considered guarantees (2)	689,934	650,243

Total	$699,162	$659,264

(1)	Includes $647 million and $598 million issued for the benefit of HSBC affiliates at March 31, 2008 and December 31, 2007, respectively.

(2)	Includes $109,034 million and $98,250 million issued for the benefit of HSBC affiliates at March 31, 2008 and December 31, 2007, respectively.

Standby Letters of Credit

A standby letter of credit is issued to a third party for the benefit of a customer and is essentially a guarantee that the customer will perform, or satisfy some obligation, under a contract. It irrevocably obligates HUSI to pay a specified amount to the third party beneficiary when the customer fails to perform some contractual obligation. Two types of standby letters of credit are issued by HUSI: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. The amount presented in the above table represents the total contractual amount of outstanding standby letters of credit, net of participations of $9 billion at March 31, 2008 and December 31, 2007.

The issuance of a standby letter of credit is subject to HUSI’s credit approval process and collateral requirements. Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $27 million and $25 million at March 31, 2008 and December 31, 2007, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $26 million and $27 million at March 31, 2008 and December 31, 2007, respectively.

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

HUSI records all derivative contracts at fair value. HUSI’s credit derivative agreements do not specify whether or not the counterparty holds the reference asset. The amounts disclosed in the table above represents the total notional amount of all credit derivatives in which HUSI is the protection seller, which is the maximum amount that HUSI could be required to pay under those contracts. In accordance with established policies, HUSI offsets most of the risk it assumes in selling credit protection through credit derivatives by entering into offsetting contracts with other counterparties. Because they do not reflect the approximately equal amounts due from third parties under offsetting contracts, HUSI believes the contractual amounts presented are not representative of actual future credit exposure.

Pledged Assets

Pledged assets included in the Consolidated Balance Sheet are summarized in the following table.

	March 31, 2008	December 31, 2007

(in millions)
Interest bearing deposits with banks	$1,246	$264
Trading assets (1)	2,934	2,834
Securities available for sale (2)	8,088	7,060
Securities held to maturity	203	172
Loans (3)	5,909	8,416
Other assets (4)	3,877	2,889

Total	$22,257	$21,635

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

Note 15. Fair Value Measurements

HUSI adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), on January 1, 2008. SFAS 157 clarifies the definition of fair value as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, establishes a framework for measuring fair value and enhances fair value disclosures. The standard establishes a three-level fair value hierarchy based on the transparency of inputs to the fair value measurement of an asset or liability. SFAS 157 nullifies certain guidance in EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management (EITF 02-3), which prohibited the recognition of gains or losses at the inception of a derivative contract unless the fair value of the derivative contract was determined based on a quoted market price, or other valuation technique that incorporates observable market data. In addition, SFAS 157 eliminates large position discounts for financial instruments held and requires HUSI to consider its own credit risk when measuring the fair value of liabilities.

Transition

Prior to the adoption of SFAS 157, HUSI applied the relevant provisions in EITF 02-3 to its derivative portfolio. EITF 02-3 prohibited the recognition of trading gains or losses at the inception of a derivative contract unless the fair value of the derivative contract was determined based on a quoted market price or other valuation technique that incorporated observable market data. HUSI previously recognized any deferred profit into earnings over the life of the instruments or when the unobservable significant input became observable. In accordance with the transition provisions of SFAS 157 related to EITF 02-3, HUSI recorded an after-tax cumulative-effect adjustment of approximately $36 million as an increase to the opening balance of retained earnings as of January 1, 2008.

Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). If the inputs used to measure an asset or a liability fall to different levels within the hierarchy, the classification of the entire asset or liability will be based on the lowest level input that is significant to the overall fair value measurement of the asset or liability. HUSI categorizes assets and liabilities measured at fair value within the fair value hierarchy based on the inputs to the valuation techniques as follows:

Level 1:

Unadjusted quoted prices for identical assets or liabilities in an active market that HUSI has the ability to access at the measurement date. Level 1 measurements include active exchange-traded equity securities, listed derivatives and most U.S. government and government agency securities.

Level 2:

Quoted prices in markets that are not active, quoted prices for similar assets or liabilities, inputs other than quoted market prices for the asset or liability that are observable either directly or indirectly for substantially the full term, and inputs to valuation techniques that are derived principally from or corroborated by observable market data through correlation or other statistical means for substantially the full term of the asset or liability. Level 2 measurements include corporate and municipal bonds, trading commodities, most over-the-counter derivatives and debt issuances elected to be measured at fair value.

Level 3:

Inputs to the pricing or valuation techniques that are significant to the overall fair value measurement of the asset or liability are unobservable. Level 3 measurements include mortgage servicing rights, long-dated and exotic derivatives and certain loans, including funded leveraged loans and unfunded commitments, and mortgage whole loans.

In determining the appropriate measurement levels, HUSI performs analyses on the assets and liabilities subject to SFAS 157 at the end of each reporting period. Changes in the observability of significant valuation inputs during the reporting period may result in a reclassification of certain assets and liabilities within the fair value hierarchy. Reclassifications that affect Level 3 measurements are reported as transfers into or out of Level 3 in the disclosure relating to changes in fair value of Level 3 assets and liabilities in the reporting period when the reclassification occurs.

The following table summarizes each of HUSI’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

	Fair Value Measurements on a Recurring Basis as of March 31, 2008

	Level 1	Level 2	Level 3	Gross Balance	Netting (1)	Net Balance

(in millions)
Assets:
Trading assets, excluding derivatives (2)	$2,976	$16,790	$1,578	$21,344	$—	$21,344
Derivatives (3)	259	110,502	4,164	114,925	(96,490)	18,435
Securities available for sale	12,574	10,511	125	23,210	—	23,210
Loans (4)	—	1,051	746	1,797	—	1,797
Intangible assets (5)	—	—	468	468	—	468

Total assets	$15,809	$138,854	$7,081	$161,744	$(96,490)	$65,254

Liabilities:
Deposits in domestic offices (6)	$—	$1,681	$137	$1,818	$—	$1,818
Trading liabilities, excluding derivatives (2)	1,858	2,802	—	4,660	—	4,660
Derivatives (3)	673	113,762	1,554	115,989	(101,669)	14,320
Long-term debt (7)	—	3,353	123	3,476	—	3,476

Total liabilities	$2,531	$121,598	$1,814	$125,943	$(101,669)	$24,274

(1)	Represents counterparty and cash collateral netting permitted under FIN 39, Offsetting of Amounts Relating to Certain Contracts, as amended by FSP-FIN 39-1.

(2)	Refer to Note 2. Trading Assets and Liabilities, beginning on page 7 of this Form 10-Q for the composition and discussion of trading assets and liabilities.

(3)	Includes derivatives held as trading assets ($17,862 million) and trading liabilities ($14,058 million) as well as derivatives held for hedging and certain commitments accounted for as derivatives.

(4)

Includes leveraged acquisition finance loans held for resale and risk-managed on a fair value basis for which HUSI has elected to apply the fair value option. Refer to Note 4. Loans, beginning on page 10 of this Form 10-Q.

(5)	Represents residential mortgage servicing rights. Refer to Note 6. Intangible Assets, beginning on page 12 of this Form 10-Q.

(6)	Represents structured deposits risk-managed on a fair value basis for which HUSI has elected to apply the fair value option.

(7)	Includes structured notes and own debt issuances for which HUSI has elected to measure on a fair value basis. Refer to Note 9. Long-Term Debt, beginning on page 14 of this Form 10-Q.

Rollforward of Level 3 Measurements

The following table summarizes additional information about changes in fair value of Level 3 assets and liabilities for the three-month period ended March 31, 2008. The fair value measurement of a Level 3 asset or liability and related changes in fair value may be determined based on observable and unobservable inputs. As a risk management practice, HUSI may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, it does not reflect the effect of the risk management activities related to the Level 3 assets and liabilities.

		Total Gains and Losses (1) Included in

	January 1, 2008	Trading (Loss) Revenue	Other Revenue	Other Comprehensive Income	Net Purchases, Issuances and Settlements	Transfers Into or Out of Level 3	March 31, 2008	Unrealized Gains or (Losses) Still Held

(in millions)
Assets:
Trading assets, excluding derivatives	$77	$(29)	$—	$—	$167	$1,363	$1,578	$(29)
Derivatives, net (2)	709	104	15	—	93	1,689	2,610	80
Securities available for sale	1	—	—	—	—	124	125	—
Loans (3)	829	—	(81)	—	(2)	—	746	(81)
Other assets, excluding derivatives (4)	489	—	(51)	—	30	—	468	(21)

Total	$2,105	$75	$(117)	$—	$288	$3,176	$5,527	$(51)

Liabilities:
Deposits in domestic offices	$192	$(12)	$—	$—	$(43)	$—	$137	$(9)
Long-term debt	63	(18)	—	—	74	4	123	10

Total	$255	$(30)	$—	$—	$31	$4	$260	$1

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives at March 31, 2008 included derivative assets of $4,164 million and derivative liabilities of $1,554 million.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which HUSI has elected the fair value option.

(4)	Represents residential mortgage servicing activities. Refer to Note 6. Intangible Assets, beginning on page 12 of this Form 10-Q.

Non-recurring Fair Value Measurements

Certain assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage loans and loan commitments classified as held for sale reported at the lower of cost or fair value and (b) impaired assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment review). The following table presents the fair value hierarchy level within which the fair value of the financial assets has been recorded for the three month period ended March 31, 2008.

	Non-recurring Fair Value Measurements as of March 31, 2008				Total Gains (Losses) for the 3 months ended March 31, 2008

	Level 1	Level 2	Level 3	Total

(in millions)
Assets:
Loans
Residential mortgage loans held for sale (1)	$—	$371	$1,816	$2,187	$(122)
Impaired loans (2)	—	1	46	47	(5)

Total assets at fair value on a non-recurring basis	$—	$372	$1,862	$2,234	$(127)

(1)	As of March 31, 2008, the fair value of the mortgage loans was below cost.

(2)	Represents impaired commercial loans. HUSI uses the fair value estimate of the underlying collateral to approximate the fair value of the commercial loans.

Note 16. Fair Value Option

HUSI adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), on January 1, 2008. SFAS 159 provides a fair value option that allows HUSI to irrevocably elect fair value, on an instrument-by-instrument basis, as the initial and subsequent measurement attribute for most financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously recognized at fair value. The new standard permits HUSI to elect the fair value option at the initial recognition of the asset or liability or upon occurrence of an event that gives rise to a new basis of accounting for that asset or liability. Changes in fair value for assets and liabilities for which elections are made are reported in earnings as incurred.

Transition

In accordance with the transition provisions of SFAS 159, HUSI recorded an after-tax cumulative-effect adjustment of approximately $77 million as an increase to the opening balance of retained earnings as of January 1, 2008.

	Carrying Value at January 1, 2008 Prior to Adoption	Transition (Gains) Losses to Opening Retained Earnings	Carrying Value at January 1, 2008 After Adoption

(in millions)
Loans (1)	$1,939	$—	$1,939
Long-term debt Own debt issuances (2)	1,721	(120)	1,601

Pre-tax cumulative-effect adjustment		(120)
Tax effect		43

Cumulative effect, after tax		$(77)

(1)

Represents commercial leveraged acquisition finance loans designated as held for sale. No transition adjustment was recorded as they were already recorded at fair value pursuant to lower of cost or fair value accounting and the fair values of the leveraged loans were below cost at January 1, 2008.

(2)

Changes in fair value of own debt issuances resulting from interest rate exposure had been hedged by interest rate derivatives and were qualified fair value hedges in accordance with SFAS 133. As a result, there was no transition adjustment relating to the interest rate exposure. The transition adjustment primarily reflects (a) the release of deferred costs and (b) the impact of HUSI’s own credit risk on the fair value measurement of own debt issuances for which HUSI elected the fair value option.

HSBC Holdings plc, the ultimate parent company of HUSI, complies with International Financial Reporting Standards (IFRSs) for financial reporting purposes. HUSI has elected to apply the fair value option to selected financial instruments under SFAS 159 to achieve the following objectives: (a) to eliminate the accounting effect that arises from the difference between U.S. GAAP and IFRSs, (b) to reduce income volatility caused by the differences in the measurement attributes of selected financial instruments and (c) to simplify the accounting applied to those financial instruments. HUSI has applied the fair value option primarily to leveraged loans, certain hybrid instruments and own debt issuances.

Loans

HUSI has elected to apply the fair value option to commercial leveraged acquisition finance loans and unfunded commitments. HUSI plans to make the same election to such financial instruments going forward. The election allows HUSI to account for those loans and commitments at fair value which is consistent with the manner in which the instruments are managed.

As of March 31, 2008, commercial leveraged acquisition finance loans for which the fair value option was elected had an aggregate unpaid principal balance of $2,063 million and an aggregate fair value of $1,797 million which were recorded as loans in the Consolidated Balance Sheet. Interest income on these loans is recorded in interest income. During the quarter, HUSI recorded a loss of $141 million in other revenue primarily resulting from changes in fair value of these loans. Because leveraged loans are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk.

Long-Term Debt

HUSI elected the fair value option to certain fixed rate debt issuances which had been hedged by derivatives that qualified for fair value hedge accounting in accordance with SFAS 133. The election allows HUSI to achieve the same hedge accounting effect without meeting the vigorous SFAS 133 hedging requirements. HUSI measures the fair value of the debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributed to changes in HUSI’s own credit risk as well as changes in interest rates.

The debt issuances for which HUSI elected the fair value option had an aggregate principal balance of $1,750 million and an aggregate fair value of $1,545 million as of March 31, 2008. Interest paid on these instruments was recorded as interest expense in the Consolidated Statement of (Loss) Income. During the first quarter, HUSI recorded $56 million in other revenue resulting from changes in the fair value of these instruments. The credit risk of HUSI accounted for $137 million of the change in the fair value which was partially offset by $81 million of change in fair value attributable to change in the interest rate benchmark.

Hybrid Instruments

HUSI adopted Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), effective January 1, 2006. HUSI elected to measure all structured notes and structured deposits which contain embedded derivatives and were issued after January 1, 2006 at fair value. Such election has eliminated the differences in measurement attributes between IFRSs and U.S. GAAP. SFAS 159 has incorporated accounting and disclosure requirements similar to SFAS 155 and because SFAS 159 has a broader application than SFAS 155, HUSI has decided to elect the fair value option available under SFAS 159 to all hybrid financial instruments issued after January 1, 2008. Consequently, there was no cumulative effect adjustment for this item reflected in the preceding table.

As of March 31, 2008, the structured deposits for which HUSI elected fair value treatment under SFAS 155 or SFAS 159 had an aggregate fair value of $1,818 million and an aggregate unpaid principal of $1,851 million. HUSI also recorded an aggregate fair value of $1,931 million and an aggregate unpaid principal of $1,660 million for the structured notes that were chosen for the fair value option as of January 1, 2008. The structured deposits for which the fair value option was elected were classified as interest bearing deposits in domestic offices in the Consolidated Balance Sheet while the structured notes elected for the fair value option were classified in long-term debt. Interest paid was recorded as interest expense. During the quarter, HUSI recorded a gain of $72 million in other revenue for structured deposits and structured notes.

Difference Between Aggregate Fair Value and Aggregate Unpaid Principal Balances

The following table summarizes the differences between the aggregate fair value and the aggregate unpaid balances of loans, interest bearing deposits in domestic offices and long-term debt instruments for which HUSI elected the fair value option at March 31, 2008.

	March 31, 2008

	Aggregate Unpaid Principal Balance	Fair Value	Fair Value Above (Below) Unpaid Principal Balance

(in millions)
Loans elected for the fair value option	$2,063	$1,797	$(266)

Interest bearing deposits in domestic offices elected for the fair value option (1)	$1,851	$1,818	$(33)

Long-term debt
Own debt issuances	$1,750	$1,545	$(205)
Structured notes (1)	1,660	1,931	271

Total long-term debt elected for the fair value option	$3,410	$3,476	$66

(1)	Includes structured deposits and structured notes elected for fair value treatment pursuant to SFAS 155.

Note 17. New Accounting Pronouncements

HUSI adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), effective January 1, 2008. The new standard defines fair value, provides a framework for measuring fair value and enhances the disclosure requirements for fair value measurements. HUSI recorded an after-tax cumulative-effect adjustment of approximately $36 million as an increase to the opening balance of retained earnings as of January 1, 2008. Refer to Note 15 beginning on page 22 of this Form 10-Q.

HUSI adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), effective January 1, 2008. SFAS 159 provides a fair value option (FVO) that allows HUSI to irrevocably elect fair value as the initial and subsequent measurement attribute for most financial assets and liabilities on an instrument-by-instrument basis. As a result of the adoption of SFAS 159, HUSI recorded an after-tax cumulative effect adjustment of approximately $77 million as an increase to the opening balance of retained earnings as of January 1, 2008. Refer to Note 16 beginning on page 25 of this Form 10-Q.

In November 2007, the SEC issued Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109), which supersedes SAB 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 109 revises the views expressed by the staff in SAB 105 to specify that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the HUSI consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), Business Combinations (SFAS 141 (R)). This statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition. This replaces the guidance in Statement 141 which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141 (R) also changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases. SFAS 141 (R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). This statement amends ARB 51 and provides guidance on the accounting and reporting of noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the Consolidated Statement of (Loss) Income. This statement also requires expanded disclosures that identify and distinguish between parent and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2007. HUSI is currently evaluating the impact that SFAS 160 will have on its financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and attempts to improve transparency in financial reporting. This statement requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective from January 1, 2009 with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. HUSI is currently evaluating the changes required by this statement to its disclosure on its derivative instruments and hedging activities.

Note 18. Business Segments

HUSI has five distinct segments that it utilizes for management reporting and analysis purposes, which are generally based upon customer groupings, as well as products and services offered.

Corporate goals of HUSI are based upon results reported under International Financial Reporting Standards (IFRSs), which are utilized by HSBC to prepare its consolidated financial statements. Operating results for HUSI are monitored and reviewed, trends are evaluated, and decisions are made about allocating certain resources on an IFRSs basis. As a result, business segment results are reported on an IFRSs basis to align with the internal reporting mechanism for monitoring performance.

Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment, adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Global Banking and Markets and more appropriately reflect the profitability of segments.

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

	IFRSs Consolidated Amounts
									(4)	(5)	U.S. GAAP
	PFS	CF	CMB	Global Banking and Markets	PB	Other	Intersegmental Revenue	Total	IFRSs Adjustments	IFRSs Reclassifications	Consolidated Totals

(in millions)
Three months ended March 31, 2008
Net interest income (1)	$247	$294	$184	$122	$49	$2	$(106)	$792	$(5)	$174	$961
Other revenues	226	93	71	(717)	43	164	106	(14)	(1)	(66)	(81)

Total revenues (loss)	473	387	255	(595)	92	166	—	778	(6)	108	880
Provision for credit losses (3)	59	368	47	42	(3)	—	—	513	(3)	(12)	498

	414	19	208	(637)	95	166	—	265	(3)	120	382
Operating expenses (2)	280	17	144	203	61	—	—	705	(1)	120	824

Income (loss) before income tax expense	134	2	64	(840)	34	166	—	(440)	(2)	—	(442)

Income tax expense (benefit)	51	1	25	(318)	13	64	—	(164)	—	—	(164)

Net income (loss)	$83	$1	$39	$(522)	$21	$102	$—	$(276)	$(2)	$—	$(278)

Balances at end of period:
Total assets	$35,931	$20,722	$20,923	$217,692	$5,626	$379	$—	$301,273	$(106,145)	$(3,407)	$191,721
Total loans	28,893	20,266	18,924	28,868	4,834	—	—	101,785	(865)	(8,255)	92,665
Goodwill	924	—	368	497	326	—	—	2,115	586	—	2,701
Total deposits	44,100	39	19,135	28,433	12,473	2	—	104,182	(1,122)	17,082	120,142

Three months ended March 31, 2007
Net interest income (1)	$287	$199	$196	$(3)	$50	$(2)	$(132)	$595	$(2)	$197	$790
Other revenues	150	48	62	254	73	5	132	724	(14)	(76)	634

Total revenues	437	247	258	251	123	3	—	1,319	(16)	121	1,424
Provision for credit losses (3)	5	174	18	(5)	7	—	—	199	3	3	205

	432	73	240	256	116	3	—	1,120	(19)	118	1,219
Operating expenses (2)	292	8	140	189	82	—	—	711	14	118	843

Income before income tax expense	140	65	100	67	34	3	—	409	(33)	—	376

Income tax expense	39	23	26	18	9	1	—	116	(13)	—	103

Net income	$101	$42	$74	$49	$25	$2	$—	$293	$(20)	$—	$273

Balances at end of period:
Total assets	$38,370	$20,686	$17,649	$124,515	$5,907	$379	$—	$207,506	$(39,438)	$—	$168,068
Total loans	34,733	20,449	15,389	27,804	4,771	—	—	103,146	—	(14,253)	88,893
Goodwill	924	—	368	497	337	—	—	2,126	590	—	2,716
Total deposits	40,990	43	17,099	36,993	10,958	—	—	106,083	(2,668)	1,379	104,794

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

(4)

Represents adjustments associated with differences between IFRSs and U.S. GAAP bases of accounting. These adjustments, which are more fully described beginning on page 30 of this Form 10-Q, consist of the following.

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	Income Before Income Tax Expense	Total Assets

(in millions)
Three months ended March 31, 2008
Unquoted equity securities	$—	$(7)	$—	$—	$(7)	$—
Derivatives	—	(8)	—	—	(8)	—
Loan origination	(4)	(2)	—	(4)	(2)	—
Loan impairment	(1)	—	(3)	—	2	—
Property	—	—	—	3	(3)	—
Pension cost	—	—	—	1	(1)	—
Recording derivative assets and liabilities gross	—	—	—	—	—	(106,145)
Other	—	16	—	(1)	17	—

Total	$(5)	$(1)	$(3)	$(1)	$(2)	$(106,145)

Three months ended March 31, 2007
Unquoted equity securities	$—	$(8)	$—	$—	$(8)	$—
Fair value option	—	(2)	—	—	(2)	—
Loan origination	(3)	(3)	—	9	(15)	—
Loan impairment	(4)	—	(3)	—	(1)	—
Property	—	(7)	—	4	(11)	—
Pension cost	—	—	—	3	(3)	—
Recording derivative assets and liabilities gross	—	—	—	—	—	(39,438)
Other	5	6	6	(2)	7	—

Total	$(2)	$(14)	$3	$14	$(33)	$(39,438)

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

Differences between IFRSs and U.S. GAAP

Unquoted equity securities – Under IFRSs, equity securities which are not quoted on a recognized exchange (MasterCard Class B shares and Visa Class B shares), but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available for sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange, are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets.

Fair value option – Reflects the impact of applying the fair value option under IFRSs to certain debt instruments issued, and includes an adjustment of the initial valuation of the debt instruments. Prior to January 1, 2008, the debt was accounted for at amortized cost under U.S. GAAP. This difference was eliminated upon the adoption of fair value option under U.S. GAAP on January 1, 2008.

Loan origination – Certain loan fees and incremental direct loan origination costs, including direct salaries but excluding overhead costs, are deferred and amortized to earnings over the life of the loan under IFRSs. Certain loan fees and direct incremental loan origination costs, including an apportionment of overhead in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP.

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

Property – Under IFRSs, the value of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the values of tangible fixed assets and shareholders’ equity are lower under U.S. GAAP than under IFRSs. There is a correspondingly lower depreciation charge and higher net income as well as higher gains (or smaller losses) on the disposal of fixed assets under U.S. GAAP. For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under IFRSs for the period.

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor”.

Derivatives – Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported net in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. (ISDA) Master Netting Arrangement. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under IFRSs, these agreements do not necessarily meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.

Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to recognize the difference between transaction price and fair value as Day 1 profit and loss impacts and permits recognition upfront in the Consolidated Statement of (Loss) Income. Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled. This causes the net income under U.S. GAAP to be higher than under IFRSs.

Other – Other includes the net impact of certain adjustments which represent a temporary difference between U.S. GAAP and IFRSs. These adjustments were not individually material for the period ended March 31, 2008 and 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and with HUSI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, HUSI may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HUSI that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “intend”, “believe”, “expect”, “estimate”, “target”, “plan”, “anticipate”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to HUSI’s future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause HUSI’s actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on HUSI’s current views and assumptions and speak only as of the date they are made. HUSI undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

EXECUTIV E OVERVIEW

Adverse conditions, particularly in the U.S. mortgage and credit markets, led to substantial declines in trading and other income and to increases in provisions for consumer assets during the first quarter of 2008, as compared to the same 2007 period. This resulted in a loss before income tax benefit of $442 million for the three months ended March 31, 2008, a decrease of $818 million from the same 2007 period. A net loss of $278 million for the first quarter of 2008 represents a decrease of $551 million, as compared to the same 2007 period.

Revenues decreased $715 million to $(81) million for the first quarter of 2008, as compared to the same 2007 period, led by declines in trading revenues and negative valuation adjustments on assets held for sale as market disruptions resulted in significantly wider credit spreads and severely diminished liquidity. These market conditions translated into substantial write downs in the carrying value of several asset classes, including asset backed securities, sub-prime residential mortgage and leveraged commercial loans held for sale, credit derivative products, including derivative contracts with monoline insurance companies, and other derivative trading activities. This was partially offset by a gain of $83 million on the sale of a portion of HUSI’s investment in Visa Class B shares, increased fees from the credit card receivable portfolios, cash and investment management revenues and increased trading revenue from the foreign exchange desk. HUSI also realized $57 million in the three months ended March 31, 2008 related to gains on the fair value of financial instruments and the related derivative contracts.

Provisions for credit losses were $498 million in the first quarter of 2008, an increase of $293 million as compared to the same period in 2007. This increase was primarily due to growing delinquencies and charge offs within the credit card portfolio and specific write downs on both loans and loan commitments in the commercial loan portfolio. Provisions related to home equity lines of credit and home equity loans have also increased due to a higher rate of delinquencies in the portfolio as conditions in the housing markets have continued to deteriorate.

Net interest income was $961 million for the first quarter of 2008, an increase of $171 million over the same 2007 period. This was primarily as a result of balance sheet management activities and decreasing federal funds rates, which resulted in widening spreads for HUSI overall. Growth in the private label credit card portfolio and the reduction of the amortization of premiums paid also resulted in increased interest income. These increases were partially offset by narrowing of interest rate spreads on core banking products primarily due to competitive pressures as customers migrated to higher yielding deposit products. Interest income has also decreased due to the runoff of the residential mortgage and other consumer loan portfolios.

Operating expenses decreased in the first quarter of 2008, as compared with the same period in 2007, primarily due to decreased staff costs from a lower number of employees, and a $37 million reduction to a litigation accrual related to Visa. This was offset by higher marketing expenses, as well as higher technology and other costs to support the build-out of enhanced product and service platforms.

A pretax net loss, in addition to tax credits which HUSI receives for participation in various community investment programs, resulted in a tax benefit of $164 million for the first quarter of 2008.

Income Before Income Tax Expense - Significant Trends

Analysis of the components of HUSI’s income before income tax expense begins on page 39 of this Form 10-Q. Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

Three months ended March 31

(in millions)
Income before income tax expense for 2007	$376

Increase (decrease) in income before income tax expense attributable to:
Balance sheet management activities (1)	(42)
Trading related activities (2)	(804)
Private label receivable portfolio (3)	(31)
Loans held for sale (4)	(107)
Residential mortgage banking revenue (5)	5
Gain on instruments at fair value and related derivatives (6)	56
All other activity (7)	105

(818)

Loss before income tax benefit for 2008	$(442)

(1)

Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains on sales of investments and trading revenues, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Refer to commentary regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment beginning on page 50 of this Form 10-Q, respectively.

(2)	Refer to commentary regarding trading (loss) revenue beginning on page 42 of this Form 10-Q.

(3)	Refer to commentary regarding the CF business segment beginning on page 48 of this Form 10-Q.

(4)	Refer to commentary regarding loans held for sale beginning on page 10 of this Form 10-Q.

(5)	Refer to commentary regarding residential mortgage banking revenue beginning on page 43 of this Form 10-Q.

(6)	Refer to commentary regarding fair value option and fair value measurement beginning on page 58 of this Form 10-Q.

(7)	Represents core banking activities and other one time gains. Refer to business segments commentary beginning on page 47 of this Form 10-Q.

Selected Financial Data

The following tables present a summary of selected financial information.

Three months ended March 31	2008		2007

(in millions)
(Loss) income statement:
Net interest income	$961		$790
Provision for credit losses	(498)		(205)
Total other revenues	(81)		634
Total operating expenses	(824)		(843)
Income tax benefit (expense)	164		(103)

Net (loss) income	$(278)		$273

Balances at period end:
Loans, net of allowance	$91,082		$88,031
Total assets	191,721		168,068
Total tangible assets	188,982		165,307
Total deposits	120,142		104,794
Common shareholder’s equity	10,444		10,506
Tangible common shareholder’s equity	8,123		7,977
Total shareholders’ equity	12,009		12,196

Selected financial ratios:
Total shareholders’ equity to total assets, at period end	6.26%		7.26%
Tangible common shareholder’s equity to total tangible assets, at period end	4.30%		4.83%
Rate of return on average (1):
Total assets	(.59	) %	.68%
Total common shareholder’s equity	(12.32)		9.56
Net interest margin to average (1):
Earning assets	2.53%		2.31%
Total assets	2.07		1.98
Average total shareholders’ equity to average total assets (1)	6.03%		7.49%
Efficiency ratio (1)	93.62		59.17

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 91 of HUSI’s 2007 Form 10-K.

Significant trends and transactions that impacted pre-tax net income for the three months ending March 31, 2008 and 2007 are summarized on page 32 of this Form 10-Q.

BASIS OF REPORTING

HUSI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

International Financial Reporting Standards (IFRSs)

Corporate goals of HUSI are based upon results reported under IFRSs (a non-U.S. GAAP measure). Operating results for HUSI are monitored and reviewed, trends are evaluated, and decisions are made about allocating certain resources on an IFRSs basis. In addition, HSBC reports its results in accordance with IFRSs and IFRSs results are used by HSBC in measuring and rewarding performance of employees. The following table reconciles HUSI’s net income on a U.S. GAAP basis to net income on an IFRSs basis.

Three months ended March 31	2008		2007

(in millions)
Net (loss) income – U.S. GAAP basis		$(278)		$273
Adjustments, net of tax:
Unquoted equity securities	4		5
Fair value option	—		1
Derivatives	5		—
Loan origination	1		9
Loan impairment	(2)		—
Property	3		6
Pension costs	1		2
Other	(10)		(3)

Total adjustments, net of tax		2		20

Net (loss) income – IFRSs basis		$(276)		$293

Differences between U.S. GAAP and IFRSs are as follows:

Unquoted equity securities – Under IFRSs, equity securities which are not quoted on a recognized exchange (MasterCard Class B shares & Visa Class B shares), but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available for sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange, are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets.

Fair value option – Reflects the impact of applying the fair value option under IFRSs to certain debt instruments issued, and includes an adjustment of the initial valuation of the debt instruments. Prior to January 1, 2008, the debt was accounted for at amortized cost under U.S. GAAP. This difference was eliminated upon the adoption of fair value option under U.S. GAAP on January 1, 2008.

Loan origination– Certain loan fees and incremental direct loan origination costs, including direct salaries but excluding overhead costs, are deferred and amortized to earnings over the life of the loan under IFRSs. Certain loan fees and direct incremental loan origination costs, including an apportionment of overhead in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP.

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

Property – Under IFRSs, the value of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the values of tangible fixed assets and shareholders’ equity are lower under U.S. GAAP than under IFRSs. There is a correspondingly lower depreciation charge and higher net income as well as higher gains (or smaller losses) on the disposal of fixed assets under U.S. GAAP. For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under IFRSs for the period.

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor”.

Derivatives – Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported net in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. (ISDA) Master Netting Arrangement. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under IFRSs, these agreements do not necessarily meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.

Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to recognize the difference between transaction price and fair value as Day 1 profit and loss impacts and permits recognition upfront in the Consolidated Statement of (Loss) Income. Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized 1) over the period of contract, 2) when the data becomes observable, or 3) when the contract is settled. This causes the net income under U.S. GAAP to be higher than under IFRSs.

Other – Other includes the net impact of certain adjustments which represent a temporary difference between U.S. GAAP and IFRSs. These adjustments were not individually material for the period ended March 31, 2008 and 2007.

BALANCE SHEET REVIEW

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Balance sheet totals at March 31, 2008, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

	March 31, 2008	December 31, 2007		March 31, 2007

		Amount	%	Amount	%

($ in millions)
Period end assets:
Short-term investments	$21,719	$(266)	(1)	$(1,265)	(6)
Loans, net	91,082	(3,330)	(4)	3,051	3
Trading assets	39,206	2,170	6	13,977	55
Securities available for sale and securities held to maturity	26,073	3,220	14	4,648	22
Other assets	13,641	1,554	13	3,242	31

	$191,721	$3,348	2	$23,653	14

Funding sources:
Total deposits	$120,142	$3,972	3	$15,348	15
Trading liabilities	18,718	2,465	15	6,444	53
Short-term borrowings	10,277	(1,555)	(13)	4,345	73
All other liabilities	5,889	1,276	28	1,855	46
Long-term debt	24,686	(3,582)	(13)	(4,152)	(14)
Shareholders’ equity	12,009	772	7	(187)	(2)

	$191,721	$3,348	2	$23,653	14

Short-Term Investments

Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements.

Loans, Net

Loan balances at March 31, 2008, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

	March 31, 2008	December 31, 2007		March 31, 2007

		Amount	%	Amount	%

($ in millions)
Total commercial loans	$37,449	$(1,351)	(3)	$7,917	27

Consumer loans:
Residential mortgages	34,935	(445)	(1)	(4,561)	(12)
Credit card receivables:
Private label	16,168	(1,259)	(7)	200	1
MasterCard/Visa	1,962	(26)	(1)	617	46
Other consumer	2,151	(80)	(4)	(401)	(16)

Total consumer loans	55,216	(1,810)	(3)	(4,145)	(7)

Total loans	92,665	(3,161)	(3)	3,772	4
Allowance for credit losses	1,583	169	12	721	84

Loans, net	$91,082	$(3,330)	(4)	$3,051	3

Increased commercial loan balances in the first quarter of 2008, as compared to the same 2007 period, were partly due to expansion of middle market activities, as well as an increase in previously unfunded commitments. Additionally, in the third quarter of 2007, HUSI began originating commercial loans in connection with its participation in a number of leveraged acquisition finance syndicates. A majority of these loans were originated with the intent of selling them to third parties and were therefore classified as held for sale at March 31, 2008 and December 31, 2007.

Commercial loans have decreased from December 31, 2007 as there has been a decrease in commercial real estate lending due to current market conditions and managed reductions in the overall portfolio.

As a result of balance sheet initiatives to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI sells a majority of its residential loan originations through the secondary markets and has allowed the existing loan portfolio to run off, resulting in reductions in loan balances throughout 2007 and the first three months of 2008. Other consumer loans have decreased primarily due to the discontinuation of originations of indirect auto financing loans.

The addition of new merchant and customer relationships to the co-brand MasterCard and Visa portfolio and higher average receivable balances have resulted in higher credit card receivable balances from March 31, 2007. Lower balances from December 31, 2007 are primarily due to normal seasonal run-off.

Trading Assets and Liabilities

Trading assets and liabilities balances at March 31, 2008, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2007		March 31, 2007
	March 31,
	2008	Amount	%	Amount	%

($ in millions)
Trading assets:
Securities (1)	$14,180	$643	5	$898	7
Precious metals	7,164	(1,624)	(18)	3,101	76
Fair value of derivatives	17,862	3,151	21	9,978	127

	$39,206	$2,170	6	$13,977	55

Trading liabilities:
Securities sold, not yet purchased	$2,073	$629	44	$(708)	(25)
Payables for precious metals	2,587	1,064	70	1,091	73
Fair value of derivatives	14,058	772	6	6,061	76

	$18,718	$2,465	15	$6,444	53

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

Higher derivative balances from December 31, 2007 and March 31, 2007 resulted from increased values on various derivative products including credit default swaps, foreign currency forward contracts and equity swaps as a result of movements in credit spreads during the quarter.

Higher precious metals balances for the first quarter of 2008, as compared to the same 2007 period were due to higher market prices for various metals, specifically gold and platinum. Decrease in balances since December 31, 2007 is a result of lower trading activity due to minimal price volatility.

Securities Available for Sale and Securities Held to Maturity

Securities balances increased from December 31, 2007 and March 31, 2007 due to balance sheet management activities directed towards taking advantage of widening spreads on certain securities issued by government sponsored enterprises.

Deposits

Deposit balances by major depositor categories at March 31, 2008, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2007		March 31, 2007
	March 31,
	2008	Amount	%	Amount	%

($ in millions)
Individuals	$48,252	$501	1	$751	2
Partnerships and corporations	48,295	4,635	11	8,974	23
Domestic and foreign banks	18,983	(765)	(4)	4,197	28
U.S. Government, states and political subdivisions	2,653	192	8	514	24
Foreign government and official institutions	1,959	(591)	(23)	912	87

Total deposits	$120,142	$3,972	3	$15,348	15

Total core deposits (1)	$67,001	$1,922	3	$5,375	9

(1)

HUSI monitors “core deposits” as a key measure for assessing results of its core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

HUSI has a growth strategy for its core banking network, which includes building deposits across multiple geographic markets, channels and customer segments and utilizing multiple delivery systems. This strategy includes various initiatives:

•	deployment of new personal and business checking and savings products, with an emphasis on relationship based products that offer more competitive pricing;

•

new internet based products offered through the HSBC Direct website, particularly Online Savings accounts. The Online Savings account was launched in 2005 and has grown to $11.7 billion at March 31, 2008;

•	retail branch expansion in existing and new geographic markets;

•	improved delivery systems, including internet, call center and ATM capabilities;

•	refined marketing and customer analytics for the affluent customer population; and

•	refined marketing and customer analytics to drive increased utilization of products and improve customer retention.

RESULTS OF OPERATIONS

Net Interest Income

An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on page 75 of this Form 10-Q. Significant components of HUSI’s net interest margin are summarized in the following table.

Three months ended March 31	2008	2007

Yield on total earning assets	5.66%	6.18%
Rate paid on interest bearing liabilities	3.46	4.36

Interest rate spread	2.20	1.82
Benefit from net non-interest earning or paying funds	.33	.49

Net interest margin to earning assets (1)	2.53%	2.31%

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on pages 91-92 of HUSI’s 2007 Form 10-K.

Significant trends affecting the comparability of 2008 and 2007 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis (refer to page 75 of this Form 10-Q).

Three months ended March 31	Amount	Interest Rate Spread

($ in millions)
Net interest income/interest rate spread from prior year	$796	1.82%

Increase (decrease) in net interest income associated with:
Trading related activities (1)	42
Balance sheet management activities (2)	102
Private label and co-brand credit cards	100
Residential mortgage banking	(13)
Other activity	(58)

Net interest income/interest rate spread for current year	$969	2.20%

(1)	Refer to commentary regarding trading (loss) revenue, beginning on page 42 of this Form 10-Q.

(2)

Represents HUSI’s activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and HUSI’s approach to manage such risk, are described beginning on page 69 of this Form 10-Q.

          Trading Related Activities

Net interest income for trading related activities increased primarily due to decreased funding costs, as well as an increase in trading assets.

          Balance Sheet Management Activities

Higher net interest income from balance sheet management activities was primarily due to a decrease in the federal funds rates, which resulted in widening spreads on balance sheet funding.

          Private Label and Co-Brand Credit Cards

Higher net interest income on private label and co-brand credit cards for the first quarter of 2008 as compared to the same 2007 period resulted from:

•	restructured pricing on certain card products;

•	higher average balances overall and lower promotional balances; and

•	lower amortization of premiums on the initial purchase, as well as lower daily premiums.

           Residential Mortgage Banking

Lower net interest income from residential mortgage activities primarily resulted from contraction of the residential mortgage loan portfolio. As a result of a continuing strategy to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI continues to sell a majority of its residential mortgage loan originations and allow the residential mortgage loan portfolio to runoff.

           Other Activity

Lower net interest income from other activity was primarily due to spread compression on core banking activities in the PFS and CMB business segments. These segments have been affected by falling interest rates and a migration of customer deposits to higher yielding deposit products such as online savings. Partially offsetting this was higher net interest income related to loans held for sale as adverse market conditions have resulted in loans being held for longer periods. Refer to page 38 of this Form 10-Q for commentary regarding HUSI’s deposit strategy and growth.

Provision for Credit Losses

The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase

Three months ended March 31	2008	2007	Amount	%

($ in millions)
Commercial	$91	$33	$58	176

Consumer:
Residential mortgages	57	14	43	307
Credit card receivables	329	140	189	135
Other consumer	21	18	3	17

Total consumer	407	172	235	137

Total provision for credit losses	$498	$205	$293	143

Provision expense associated with credit card receivables increased $189 million for the first quarter of 2008, as compared with the same 2007 period. This primarily resulted from higher delinquencies and charge offs within the private label credit card portfolio due in part to higher levels of personal bankruptcy filings and a weakening U.S. economy. Refer to additional commentary regarding credit card receivables credit quality on page 56 of this Form 10-Q.

Provisions on residential mortgages have increased in the first quarter of 2008, as compared with 2007, due to increased delinquencies and charge offs in the portfolio of higher quality nonconforming residential mortgage loans which HUSI purchased from HSBC Finance Corporation (HMS portfolio) in order to hold. Also contributing to this increase are delinquencies in the Home Equity Line of Credit (HELOC) and the Home Equity Loan portfolios, which is primarily due to continued deterioration in the housing markets. Other prime mortgage loans are also experiencing some deterioration. Refer to additional commentary regarding residential mortgage credit quality beginning on page 56 of this Form 10-Q.

Commercial loan provision expense increased $58 million for the first quarter of 2008, as compared with the same 2007 period. Higher provision expense resulted from general economic conditions as well as higher specific provisions on commercial real estate and middle market portfolios, mainly as a result of customer downgrades. General provisions also increased due to higher criticized asset balances. Refer to additional commentary regarding commercial loan credit quality beginning on page 55 of this Form 10-Q.

Other Revenues

Decreased revenue for the three months ended March 31, 2008, was mostly driven by reduced liquidity and higher volatility in the credit and sub-prime markets which led to substantial valuation losses being recorded. This was partially offset by increased credit card fees, other fees and commissions from affiliates, and increased security gains.

The components of other revenues are summarized in the following tables.

			Increase (Decrease)

Three months ended March 31	2008	2007	Amount	%

($ in millions)
Credit card fees	$231	$178	$53	30

Trust income	33	23	10	43

Service charges	55	53	2	4

Other fees and commissions:
Letter of credit fees	20	18	2	11
Wealth and tax advisory services	—	28	(28)	(100)
Other fee-based income, net of referral fees	62	64	(2)	(3)

	82	110	(28)	(25)

Trading (loss) revenues	(709)	137	(846)	*

Securities gains, net (2)	84	21	63	*

HSBC affiliate income:
Service charges	1	4	(3)	(75)
Other fees and commissions	36	17	19	112
Gain on sale of residential mortgage loans to HMUS	—	1	(1)	(100)
Gain on sale of refund anticipation loans to HSBC Finance Corporation	12	22	(10)	(45)
Other affiliate income	5	3	2	67

	54	47	7	15

Residential mortgage banking revenue	38	20	18	90

Gain (loss) on instruments at fair value and related derivatives (1)	57	(1)	58	*

Other (loss) income:
Valuation of loans held for sale	(117)	(10)	(107)	*
Insurance	9	15	(6)	(40)
(Loss) gains on sale of property and other financial assets	(4)	10	(14)	(140)
Earnings from equity investments	20	16	4	25
Miscellaneous income	86	15	71	*

	(6)	46	(52)	(113)

Total other revenues	$(81)	$634	$(715)	(113)

(1)	Refer to tables and commentary regarding “Fair Value Option” on page 58 of this Form 10-Q

(2)	Refer to securities gains table, beginning on page 43 of this Form 10-Q.

*	Not meaningful.

Credit Card Fees

Higher credit card fees during the first three months of 2008 were primarily due to higher late fees from increased delinquencies within the private label credit card portfolio.

Other Fees and Commissions

Lower other fee-based income in the first quarter of 2008 as compared to the same 2007 period is primarily due to the sale of the Wealth and Tax Advisory Services (WTAS) subsidiary in December 2007.

Trading (Loss) Revenue

Trading revenue is generated by HUSI’s participation in the foreign exchange, credit derivative and precious metal markets; from trading derivative contracts, including interest rate swaps and options; from trading securities; and as a result of certain residential mortgage banking activities.

The following table presents trading related (loss) revenue by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income (loss) component is included in net interest income on the Consolidated Statement of (Loss) Income. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

			Increase (Decrease)

Three months ended March 31	2008	2007	Amount	%

($ in millions)
Trading (loss) revenue	$(709)	$137	$(846)	*
Net interest income (loss)	18	(24)	42	175

Trading related (loss) revenue	$(691)	$113	$(804)	*

Business:
Derivatives	$(704)	$54	$(758)	*
Treasury (primarily securities)	(109)	(12)	(97)	*
Foreign exchange and banknotes	90	55	35	64
Precious metals	34	15	19	127
Other trading	(2)	1	(3)	*

Trading related (loss) revenue	$(691)	$113	$(804)	*

*	Not meaningful.

Trading (loss) revenue for the three months ended March 31, 2008 was significantly affected by reduced liquidity, widening spreads and higher volatility in the credit and sub-prime lending markets. The market turmoil has caused a significant fall in revenues in the first quarter of 2008, as compared with the same 2007 period.

Trading losses related to derivatives increased substantially, primarily due to write downs on credit derivatives and structured products totaling approximately $726 million in the first quarter of 2008. Most notably, recent downgrades in credit ratings of monoline insurance companies have resulted in fair value adjustments on derivative contracts with these entities due to counterparty credit risk exposures. As of March 31, 2008, this exposure totaled $1,756 million. HUSI recorded write downs on contracts with monoline insurance companies of approximately $488 million in the first three months ended March 31, 2008, which reflects the decreased credit quality of these entities and concerns over their ability to perform at this date. Additionally, trading losses relating to structured products include the mark on a forward contract to subscribe a structured note for $300 million at a future date. At March 31, 2008, the fair value of the note was below the subscription price by approximately $60 million resulting in the recognition of a loss.

Trading losses related to securities increased significantly, primarily due to credit spread widening and write downs on asset backed securities held for trading purposes.

Partially offsetting the above noted declines in trading revenues, the foreign exchange business has continued to contribute increased revenues as a result of ongoing market volatility.

Precious metals revenue also increased in the first quarter of 2008, as compared to prior year, as a result of higher prices on various metals, specifically gold and platinum.

The increase in net interest income reflects a reduction in funding costs as the federal funds rates decreased in the first quarter of 2008.

Securities Gains, Net

HUSI maintains various securities portfolios as part of its overall balance sheet diversification and risk management strategies. The following table summarizes net securities gains resulting from various strategies.

Three months ended March 31	2008	2007

(in millions)
Sale of Visa Class B Shares	$83	$—
Balance sheet diversity and reduction of risk	1	8
Reduction of Latin American investment exposure	—	5
Sales on equity investments to an HSBC affiliate (1)	—	8

Securities gains, net	$84	$21

(1)

Represents net gains realized from transfers of various available for sale securities, other non-marketable securities and equity investments as part of a strategy to consolidate certain investments into common HSBC entities.

HSBC Affiliate Income

Affiliate fees and commissions increased $7 million for the three months ended March 31, 2008 as compared to the same 2007 period. This was primarily related to a $19 million increase in customer referral fees and other fees received from HSBC affiliates. Partially offsetting this was a decrease in gains related to lower volumes of tax refund anticipation loan originations, which resulted in lower affiliate income of $10 million for the first quarter of 2008, as compared to the same period in 2007.

Residential Mortgage Banking Revenue

The following tables present the components of residential mortgage banking revenue. Net interest income includes interest earned/paid on assets and liabilities of the residential mortgage banking business, as well as the funding cost or benefit associated with these balances. The net interest income component in the table is included in net interest income in the Consolidated Statement of (Loss) Income and reflects actual interest earned, net of cost of funds, and adjusted for corporate transfer pricing.

			Increase (Decrease)

Three months ended March 31	2008	2007	Amount	%

($ in millions)
Net interest income	$61	$74	$(13)	(18)

Servicing related income:
Servicing fee income	31	28	3	11
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(21)	6	(27)	*
Realization of cash flows	(30)	(24)	(6)	(25)
Trading – Derivative instruments used to offset changes in value of MSRs	40	(3)	43	*

	20	7	13	186

Originations and sales related income:
Gains on sales of residential mortgages	13	6	7	117

	13	6	7	117

Other mortgage income	5	7	(2)	(29)

Total residential mortgage banking revenue included in other revenues	38	20	18	90

Total residential mortgage banking related revenue	$99	$94	$5	5

*	Not meaningful.

           Net Interest Income

Decreased net interest income for the first quarter of 2008 resulted from lower average residential mortgage loans outstanding. During this period, HUSI continued to sell the majority of new loan originations to government sponsored enterprises and private investors and allow existing loans to runoff. The held loans portfolio is expected to continue to decline for the remainder of 2008 as a result of this initiative.

           Servicing Related Income

Higher servicing fee income for the first quarter of 2008 resulted from a higher volume of loans included within the average serviced loans portfolio. The average serviced loans portfolio increased approximately 8% in the first quarter as HUSI continued servicing a portfolio of loans previously serviced by a third party.

The increased serviced loans portfolio, and its positive impact on service fee income, was partially offset by an increase in realization of cash flows on the growing portfolio of loans serviced for others for the first three months of 2008. Favorable MSR performance for the first quarter of 2008 resulted primarily from the positive impact of the widening spread between mortgage servicing and derivatives used to hedge MSR interest rate risk.

Other (Loss) Income

The $52 million decrease in other (loss) income is primarily due to write downs on loans held for sale which totaled $117 million for the first three months of 2008. This was partially offset by a $62 million increase related to the unrealized gain on credit default swaps protection.

           Valuation on Loans Held for Sale

Deterioration in the U.S. mortgage markets have resulted in negative valuation adjustments on loans held for sale in the first quarter of 2008. Valuations on loans held for sale relate to residential mortgage loans purchased from HSBC affiliates and third parties with the intent of securitization or sale. Included in this portfolio is approximately $1.7 billion of sub-prime residential mortgage loans. Loans held for sale are recorded by HUSI at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Overall weakness and illiquidity in the U.S. residential mortgage market, and specifically significantly reduced fair values of sub-prime loans, resulted in valuation adjustments totaling $117 million being recorded on these loans in the first three months of 2008, as compared with $10 million during the same time period of the previous year.

Operating Expenses

The components of operating expenses are summarized in the following tables.

			Increase (Decrease)

Three months ended March 31	2008	2007	Amount	%

($ in millions)
Salaries and employee benefits:
Salaries	$217	$245	$(28)	(11)
Employee benefits	93	93	—	—

Total salaries and employee benefits	310	338	(28)	(8)

Occupancy expense, net	64	58	6	10

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	121	119	2	2
Fees paid to HMUS	51	57	(6)	(11)
Fees paid to HTSU for technology services	60	61	(1)	(2)
Fees paid to other HSBC affiliates	58	42	16	38

Total support services from HSBC affiliates	290	279	11	4

Other expenses:
Equipment and software	11	15	(4)	(27)
Marketing	38	32	6	19
Outside services	31	29	2	7
Professional fees	18	17	1	6
Telecommunications	5	5	—	—
Postage, printing and office supplies	9	9	—	—
Miscellaneous	48	61	(13)	21

Total other expenses	160	168	(8)	(5)

Total operating expenses	$824	$843	$(19)	(2)

Personnel - average number	11,945	12,318	(373)	(3)
Efficiency ratio	93.62%	59.17%

Salaries and Employee Benefits

Decreased salaries expenses for the first three months of 2008, as compared to the same 2007 period, are mainly due to lower headcount (partially due to the sale of WTAS business) and the resulting reduction in salaries and bonus payments. Also contributing to this decrease are global resourcing initiatives undertaken by management. Refer to Support Services from HSBC Affiliates below.

Occupancy Expense, Net

Expansion of the core banking and commercial lending networks within the PFS and CMB business segments has been a key component of recent business expansion initiatives. New branches have been opened, resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses during the first three months of 2008, as compared to the same 2007 period.

Support Services from HSBC Affiliates

Higher expense for the first three months of 2008 primarily resulted from HUSI’s utilization of other HSBC affiliates in support of global resourcing initiatives and, to a lesser extent, for treasury and traded markets services.

Other Expenses

Other expenses remained relatively flat for the first quarter of 2008, as compared to the same 2007 period. The increase in marketing expenses resulted from a continuing investment in HSBC brand activities, marketing support for branch expansion initiatives within the PFS business segment and an increase in marketing for CMB products and services. This was more than offset by a $37 million decrease in miscellaneous expenses primarily due to an adjustment to VISA litigation expenses which were recorded in the fourth quarter of 2007, where Visa has established a legal defense fund which reduces the expenses that HUSI expects to incur.

Efficiency Ratio

Three months ended March 31	2008	2007

Efficiency ratio (1)	93.62%	59.17%

(1)	Ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues.

Deterioration of the efficiency ratio resulted primarily from a decrease in other revenues, partially offset by higher net interest income for the three months ended March 31, 2008, as compared to the same 2007 period.

SEGMENT RESULTS

HUSI has five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described on pages 5-7 of HUSI’s 2007 Form 10-K.

Corporate goals of HUSI are based upon results reported under International Financial Reporting Standards (IFRSs), which are utilized by HSBC to prepare its consolidated financial statements. Operating results for HUSI are monitored and reviewed, trends are evaluated, and decisions are made about allocating certain resources on an IFRSs basis. As a result, business segment results are reported on an IFRSs basis. Results for 2008 and 2007 in the tables that follow are reflected on an IFRSs basis.

Results for each business segment on an IFRSs basis are summarized in the following tables.

Personal Financial Services (PFS)

           Overview

Resources continued to be directed towards expansion of the core retail banking business, including investment in the HSBC brand and expansion of the branch network in existing and new geographic areas. As a result, balance sheet growth for core retail banking in 2008 was highlighted by a 4% increase in average deposits, as compared with the same 2007 period. Interest income, however, has declined compared with the same 2007 period due to narrowing of deposit spreads driven by competitive pricing pressures and the decline in the rate environment. Additionally, a deterioration in credit quality, particularly on Home Equity Lines of Credit, Home Equity Loans and credit cards, has negatively impacted results.

HUSI continued to sell the majority of new residential mortgage loan originations to government sponsored enterprises and private investors and to allow the existing balance sheet to runoff. As a result, average residential mortgage loans decreased 8% for the first three months of 2008, as compared with the same 2007 period.

           Operating Results

The following table summarizes results for the PFS segment.

			Increase

Three months ended March 31	2008	2007	Amount	%

($ in millions)
Net interest income	$247	$287	$(40)	(14)
Other revenues	226	150	76	51

Total revenues	473	437	36	8
Provision for credit losses	59	5	54	*

	414	432	(18)	(4)
Operating expenses	280	292	(12)	(4)

Income before income tax expense	134	140	(6)	(4)
Income tax expense	51	39	12	31

Net income	$83	$101	$(18)	(18)

*	Not meaningful.

Net interest income from continuing core banking activities has decreased for the first quarter of 2008, as compared with the same 2007 period due to narrowing of interest rate spreads driven by the declining rate environment and competitive pricing pressures on savings and Certificates of Deposit products. Net interest income for the first quarter of 2008 was also impacted by lower interest income due to loan portfolio runoff on the residential mortgage portfolio.

Other revenues for the first quarter of 2008 were higher as compared to the same 2007 period due to gain on sale of $83 million from Visa Class B shares. This was partially offset by lower revenues of $15 million resulting from lower volumes of federal income tax refund anticipation loans originated by HBUS and HTCD and sold to HSBC Finance Corporation. Additionally, 2007 revenue included a gain on the sale of branch property of $17 million.

Higher provision for credit losses was driven by an increase in delinquencies and charge offs within the Home Equity Line of Credit (HELOC) and Home Equity Loan portfolios, which is primarily due to conditions in the housing markets deteriorating. Residential first mortgage loans are also beginning to experience moderate increases in delinquencies and charge offs due to the deterioration of the housing market. Provisions on MasterCard/Visa receivables and other consumer loans have also increased in the first quarter of 2008, as compared with the same 2007 period, due in part to higher levels of personal bankruptcy filings and a weakening U.S. economy.

Decreased operating expenses are related to the partial recovery of $37 million representing a portion of the Visa indemnification reserve that was recorded in the fourth quarter of 2007. Refer to Part II. Item 1 of this Form 10-Q for additional information regarding Legal Proceedings. Partially offsetting this reduction in expense was higher staff, marketing, occupancy and technology costs reflecting investment in branch expansion and branch automation.

Consumer Finance (CF)

          Overview

The CF segment includes the private label and co-brand credit cards, as well as other loans acquired from HSBC Finance Corporation and its correspondents. Most notably, HUSI purchased a portfolio of higher quality nonconforming residential mortgage loans (the HMS portfolio) from HSBC Finance Corporation with the intent of holding these loans. Results of the CF segment have been negatively impacted by significant increases in provision for credit losses relating to the private label and HMS portfolios.

          Operating Results

The following table summarizes results for the CF segment.

			Increase (Decrease)

Three months ended March 31	2008	2007	Amount	%

($ in millions)
Net interest income	$294	$199	$95	48
Other revenues	93	48	45	94

Total revenues	387	247	140	57
Provision for credit losses	368	174	194	111

	19	73	(54)	(74)
Operating expenses	17	8	9	113

Income before income tax expense	2	65	(63)	(97)
Income tax expense	1	23	(22)	(96)

Net income	$1	$42	$(41)	(98)

Higher net interest income in 2008 primarily relates to lower amortization of premiums paid for purchases of receivables included within the private label portfolio as well as lower funding costs due to declining federal funds rates.

Higher other revenues are directly related to increased credit card fees due to higher delinquencies in the private label and co-brand credit card portfolios (refer to page 41 of this Form 10-Q).

The provision for credit losses associated with credit card receivables increased for the first quarter of 2008, as compared with the same 2007 period primarily due to higher delinquencies and charge offs within the private label credit card portfolio due in part to higher levels of personal bankruptcy filings and a weakening U.S. economy. Higher delinquencies and charge offs in the HMS portfolio have also contributed to this increase due to deterioration in the housing market.

Operating expenses have increased $9 million for the first quarter of 2008, as compared to the same 2007 period, primarily due to additional expenses paid to a third party for collection activities of charged off, private label accounts, and foreclosure and maintenance expenses on the HMS portfolio. Additionally, there have been write downs on properties currently held due to foreclosures.

HUSI is considering the purchase of a portfolio of General Motors MasterCard receivables (the “GM Portfolio”) from HSBC Finance Corporation in the future in order to maximize the efficient use of capital and liquidity at each entity. Any such purchase will be subject to obtaining the necessary regulatory and other approvals. HSBC Finance Corporation would, however, maintain the customer account relationships and, subsequent to the initial receivable purchase, HUSI would purchase additional volume on a daily basis. At March 31, 2008, the GM Portfolio had an outstanding receivable balance of approximately $6.5 billion. If this bulk purchase occurs, the transaction will be recorded at fair value. In future periods, HUSI’s net interest income and fee income would be increased. Offsetting these increases would be amortization of the premium from the initial continuing purchase of credit card receivables, provision for credit losses and servicing fees paid to HSBC Finance Corporation.

Commercial Banking (CMB)

          Overview

Balanced growth between established footprint in New York State and expansion markets in the West Coast, Chicago and the Southeast, has led to an 18% increase in lending to middle market customers and a 20% increase in customer deposits for the first quarter of 2008, as compared to the same 2007 period. The small business market has seen more moderate growth rates, with competition in this business particularly strong. The commercial real estate business has taken the opportunity in recent months to manage down its lending exposures. This has had a dampening effect on balance sheet growth at a total commercial banking level.

The declining interest rate environment also negatively impacted income growth, as deposit spreads have narrowed across all businesses. Although charge offs remain relatively benign, provisions for credit losses have increased in recent months following a deterioration in the outlook for the economy.

          Operating Results

The following table summarizes results for the CMB segment.

			Increase (Decrease)

Three months ended March 31	2008	2007	Amount	%

($ in millions)
Net interest income	$184	$196	$(12)	(6)
Other revenues	71	62	9	15

Total revenues	255	258	(3)	(1)
Provision for credit losses	47	18	29	161

	208	240	(32)	(13)
Operating expenses	144	140	4	3

Income before income tax expense	64	100	(36)	(36)
Income tax expense	25	26	(1)	(4)

Net income	$39	$74	$(35)	(47)

Net interest income decreased in the first quarter of 2008, as compared to the same 2007 period, primarily due to declining spreads on deposits. This was partially offset by average balance growth in middle market loans and deposits.

Other revenues increased for the first quarter of 2008, mainly due to higher gains on loan sales and syndication fees.

Provisions for credit losses have increased by 161% for the first quarter of 2008, as compared to the same 2007 period. This is the result of higher provisions across the portfolio due to the downturn in the real estate market and worsening economic conditions.

Deposit volumes continue to be a key driver of growth in the first quarter of 2008, driven by expansion initiatives and targeted marketing campaigns. For the CMB segment, average customer deposit balances have increased 10% for the first quarter of 2008 compared with the same 2007 period.

Loan growth resulted primarily from strong activity in middle market lending, with growth distributed between legacy and expansion markets. However, overall loan growth has been restrained by a slowdown in commercial real estate activity. For the CMB segment, average loans are 5% higher for the first quarter of 2008, compared with the same 2007 period.

Global Banking and Markets

          Overview

During the first three months of 2008, the Global Banking and Markets segment has continued to be affected by reduced market liquidity, widening spreads and higher volatility in the credit and sub-prime lending markets, which has led to a considerable fall in revenues for the first quarter of 2008, as compared with the same 2007 period. This impacted trading in mortgage backed securities and credit derivatives and led to substantial reserves being taken in several asset classes. Partially offsetting this, payments and cash management, emerging markets, precious metals and the foreign exchange business have contributed significantly higher revenues.

          Operating Results

The following table summarizes results for the Global Banking and Markets segment.

			Increase (Decrease)

Three months ended March 31	2008	2007	Amount	%

($ in millions)
Net interest income	$122	$(3)	$125	*
Other (loss) revenues	(717)	254	(971)	*

Total (loss) revenues	(595)	251	(846)	*
Provision for credit losses	42	(5)	47	*

	(637)	256	(893)	*
Operating expenses	203	189	14	7

Income (loss) before income tax expense	(840)	67	(907)	*
Income tax (benefit) expense	(318)	18	(336)	*

Net (loss) income	$(522)	$49	$(571)	*

*	Not meaningful.

Increased net interest income was primarily due to an increase in balance sheet management activities and also reflects higher held for sale leverage commercial loan balances as loan syndication activities were negatively impacted by the decline in market liquidity.

Other revenues were significantly affected by adverse market conditions. Specifically, valuation losses of $258 million were recorded against the fair values of sub-prime residential mortgage and leveraged commercial loans held for sale. Additionally, losses of $369 million were recorded for trading securities, credit derivatives and structured derivative products.

Other revenues also reflects fair value adjustments of $488 million in the first quarter of 2008 as adverse market conditions have led to downgrades in internal credit ratings of monoline insurance companies. These adjustments have been recorded due to counterparty credit risk exposures on derivative contracts with these entities, and reflect the decreased credit quality of these entities and concerns over their ability to perform at March 31, 2008.

Partially offsetting the above mentioned declines, revenues from the recently expanded payments and cash management business were higher for the first quarter of 2008, as compared with the same 2007 period, reflecting higher deposit balances and higher associated transaction fee revenues. The foreign exchange, precious metals, emerging markets and interest rate trading activities also contributed higher revenues as a result of ongoing market volatility, increased customer flow and a weakening dollar. Additionally, revenues benefited from increased valuations on credit default swaps used to economically hedge credit exposures.

Increased provisions in the first quarter of 2008, as compared with the same period of 2007, reflect weaker credit fundamentals which have resulted in a higher number of downgrades.

Higher operating expenses for the first quarter of 2008, as compared with the same 2007 period, primarily resulted from increased charges from affiliates for business support.

Private Banking (PB)

          Overview

During the first quarter of 2008 resources continued to be allocated to expand products and services provided to high net worth customers served by the PB business segment. As a result, total average loans (mostly commercial) and deposits (primarily from foreign clients) were 4% and 12% higher, respectively, for the first quarter of 2008 compared with the same 2007 period. Assets under management also increased 1%.

          Operating Results

The following table summarizes results for the PB segment.

			Increase (Decrease)

Three months ended March 31	2008	2007	Amount	%

($ in millions)
Net interest income	$49	$50	$(1)	(2)
Other revenues	43	73	(30)	(41)

Total revenues	92	123	(31)	(25)
(Credit) provision for credit losses	(3)	7	(10)	(143)

	95	116	(21)	(18)
Operating expenses	61	82	(21)	(26)

Income before income tax expense	34	34	—	—
Income tax expense	13	9	4	44

Net income	$21	$25	$(4)	(16)

Net interest income for the first three months of 2008 was impacted by higher average balances for loans and deposits which was offset by lower interest spreads.

Lower other revenues and operating expenses were primarily due to the sale of the Wealth and Tax Advisory Services (WTAS) business at December 31, 2007. Excluding the impact of the WTAS business, other revenues in the first quarter of 2008 were higher primarily due to higher commission and fee revenues from managed products, derivatives and annuity products. Operating expenses increased as a result of higher staff costs to expand the services provided to high net worth domestic and foreign clients.

Provision for credit losses was lower in the first quarter of 2008, as compared to the same period in 2007, due to lower general reserves and an $8 million write-off in the first quarter of 2007 related to a specific client relationship.

Other

          Overview

The Other segment primarily includes an equity investment in HSBC Private Bank (Suisse) S.A., and adjustments made at the corporate level for fair value option accounting related to certain debt issued.

           Operating Results

The following table summarizes results for the Other segment.

			Increase

Three months ended March 31	2008	2007	Amount	%

($ in millions)
Net interest income	$2	$(2)	$4	200
Other revenues	164	5	159	*

Total revenues	166	3	163	*
Provision for credit losses	—	—	—	—

	166	3	163	*
Operating expenses	—	—	—	—

Income before income tax expense	166	3	163	*
Income tax expense	64	1	63	*

Net income	$102	$2	$100	*

*     Not meaningful.

The increase in other revenues for the first quarter of 2008 primarily resulted from decreases in the fair value of certain debt instruments to which fair value option accounting is applied, due to widening credit spreads.

CREDIT QUALITY

HUSI enters into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. HUSI participates in lending activity throughout the U.S. and, on a limited basis, internationally.

HUSI’s allowance for credit losses methodology and its accounting policies related to the allowance for credit losses are presented in Critical Accounting Policies beginning on page 25 of its 2007 Form 10-K and in Note 2 of the consolidated financial statements beginning on page 103 of its 2007 Form 10-K.

HUSI’s approach toward credit risk management is summarized on pages 77-78 of its 2007 Form 10-K. There have been no material revisions to policies or methodologies during the first quarter of 2008, although the company continues to monitor current market conditions and will adjust credit policies as deemed necessary.

Overview

The allowance for credit losses increased $169 million (12%) during the three month period ended March 31, 2008. Allowance for credit losses balances and activity, by loan portfolio, are summarized on page 55 of this Form 10-Q.

The provision for credit losses increased $293 million (143%) for the first quarter of 2008 as compared with the same 2007 period, primarily due to higher provisions associated with commercial loans, residential mortgages and credit card receivables. The provision for credit losses associated with various loan portfolios is summarized on page 40 of this Form 10-Q.

Problem Loan Management

Nonaccruing loans by portfolio and impaired loans are summarized in Note 5 of the consolidated financial statements beginning on page 11 of this Form 10-Q.

HUSI’s policies and practices for placing loans on nonaccruing status are summarized in Note 2 of the consolidated financial statements, beginning on page 103 of its 2007 Form 10-K.

Criticized Assets

Criticized asset classifications are based on the risk rating standards of HUSI’s primary regulator. Problem credit facilities, which include loans and other credit arrangements such as letters of credit, are assigned various criticized facility grades under HUSI’s allowance for credit losses methodology.

Criticized credit facilities are summarized in the following table, which includes only assets that are reservable through HUSI’s credit loss reserve process.

	March 31, 2008	Increase from

		December 31, 2007		March 31, 2007

Balance at		Amount	%	Amount	%

($ in millions)
Special mention (1):
Commercial loans	$2,514	$112	5	$1,276	103
Substandard (2):
Commercial loans	898	273	44	397	79
Consumer loans	972	110	13	365	60

	1,870	383	26	762	69

Doubtful (3):
Commercial loans	37	11	42	4	12

Total	$4,421	$506	13	$2,042	86

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

Allowance for Credit Losses

Changes in the allowance for credit losses by general loan categories are summarized in the following table.

Quarter ended	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

($ in millions)
Total loans at quarter end	$92,665	$95,826	$92,666	$87,409	$88,893
Average total loans	92,756	92,527	88,720	88,477	88,092

Allowance balance at beginning of quarter	$1,414	$1,058	$902	$862	$897

Charge offs:
Commercial	31	42	35	34	36
Consumer:
Residential mortgages	40	30	14	12	14
Credit card receivables	299	262	228	221	224
Other consumer loans	32	32	28	26	31

Total consumer loans	371	324	270	259	269

Total charge offs	402	366	305	293	305

Recoveries on loans charged off:
Commercial	6	8	6	8	6
Consumer:
Residential mortgages	1	—	—	1	—
Credit card receivables	57	55	44	50	49
Other consumer loans	9	8	9	10	10

Total consumer loans	67	63	53	61	59

Total recoveries	73	71	59	69	65

Total net charge offs	329	295	246	224	240

Provision charged to income	498	651	402	264	205

Allowance balance at end of quarter	$1,583	$1,414	$1,058	$902	$862

Allowance ratios:
Annualized net charge offs to average loans:
Commercial	.28%	.38%	.36%	.35%	.43%
Consumer:
Residential mortgages	.45	.33	.15	.11	.15
Credit card receivables	5.19	4.43	4.09	3.91	4.01
Other consumer loans	4.18	4.08	3.08	2.58	3.20

Total consumer	2.18	1.82	1.51	1.35	1.43

Total loans	1.43%	1.26%	1.10%	1.01%	1.11%

Quarter-end allowance to:
Quarter-end total loans	1.71%	1.48%	1.14%	1.03%	.97%
Quarter-end total nonaccruing loans	160.06%	185.08%	163.78%	277.54%	280.78%

Changes in the allowance for credit losses by general loan categories are summarized in the following tables.

Three months ended March 31	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

(in millions)
2008
Balance at beginning of period	$280	$88	$997	$29	$20	$1,414

Charge offs	31	40	299	32	—	402
Recoveries	6	1	57	9	—	73

Net charge offs	25	39	242	23	—	329

Provision charged to income	85	57	329	21	6	498

Balance at end of period	$340	$106	$1,084	$27	$26	$1,583

2007
Balance at beginning of period	$203	$31	$626	$26	$11	$897

Charge offs	36	14	224	31	—	305
Recoveries	6	—	49	10	—	65

Net charge offs	30	14	175	21	—	240

Provision charged to income	33	14	140	18	—	205

Balance at end of period	$206	$31	$591	$23	$11	$862

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses, as well as movements in comparison with prior periods, are summarized in the following table.

	Increase from

	March 31, 2008	December 31, 2007		March 31, 2007

		Amount	%	Amount	%

($ in millions)
On-balance sheet allowance:
Specific	$29	$14	93	$15	107
Collective	311	46	17	119	62

	340	60	21	134	65
Unallocated	26	6	30	15	136

Total on-balance sheet allowance	366	66	22	149	69

Off-balance sheet allowance	111	8	8	16	17

Total commercial allowances	$477	$74	18	$165	53

Higher commercial loan allowance from December 31, 2007 to March 31, 2008 resulted mainly from higher criticized loan balances (refer to page 53 of this Form 10-Q) caused by downgrades in financial institution counterparties as well as real estate and middle market customers. The downgrades resulted in part from changes in financial conditions of specific customers within these portfolios. Total nonaccruing commercial loans remain low as a percentage of total commercial loans. Based upon evaluation of the repayment capacity of the obligors, including support from adequately margined collateral, performance on guarantees, and other mitigating factors, impairment is modestly higher in the first quarter of 2008, as compared with prior reporting periods, and is adequately reflected in the allowances for specific and collective impairment.

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

HUSI management continues to monitor and reduce exposures to those industries considered to be higher risk, including managing the net exposure within its corporate loan portfolios with an increased syndication capacity as well as increased use of credit default swaps to economically hedge and reduce certain exposures.

Any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses. For example, HUSI management is monitoring the U.S. housing market, interest rates, and high energy prices, which could potentially lead to a deceleration of U.S. economic activity.

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

	March 31, 2008	December 31, 2007	March 31, 2007

($ in millions)
Accruing balances contractually past due 90 days or more:
Balance at end of quarter	$464	$432	$318
As a percent of total credit card receivables	2.56%	2.23%	1.84%

Allowance for credit losses associated with credit card receivables:
Balance at end of quarter	$1,084	$997	$591
As a percent of total credit card receivables	5.98%	5.14%	3.41%

Net charge offs of credit card receivables:
Total for the quarter ended	$242	$207	$175
Annualized net charge offs as a percent of average credit card receivables	5.19%	4.43%	4.01%

The allowance for credit losses associated with credit card receivables increased $87 million (9%) during the first quarter of 2008. Net charge off and provision activity was higher during the first three months of 2008 as compared to 2007 primarily due to higher delinquencies within these portfolios due in part to higher levels of personal bankruptcy filings and the weakening U.S. economy, which have resulted in a higher collective allowance balance. Underwriting criteria is continually being reviewed and will be modified as necessary based on the current economic environment.

Residential Mortgage Loan Credit Quality

The increase in the allowance for credit losses related to residential mortgage loans in the first quarter of 2008 was related to increased delinquencies and charge offs in the portfolio of higher quality nonconforming residential mortgage loans which HUSI purchased from HSBC Finance Corporation and within the Home Equity Line of Credit (HELOC) and the Home Equity Loan portfolios. Also contributing to this increase to a lesser extent are HUSI’s prime residential mortgage loans.

Additional disclosures regarding certain risk concentrations inherent within the residential mortgage loan portfolio are provided beginning on page 69 of this Form 10-Q.

Reserve for Off-Balance Sheet Exposures

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $116 million, $105 million and $95 million at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Off-balance sheet exposures are summarized on page 64 of this Form 10-Q.

Credit and Market Risks Associated with Derivative Contracts

Credit (or repayment) risk in derivative instruments arises from entering into transactions with counterparties such as financial institutions, government agencies, both foreign and domestic, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients, as well as other HSBC entities. These counterparties are subject to regular credit review by the credit risk management department. Most derivative contracts are governed by an International Swaps and Derivatives Association Master Agreement. Depending on the type of counterparty and the level of expected activity, bilateral collateral arrangements may also be required.

The total risk in a derivative contract is a function of a number of variables, such as:

•	volatility of interest rates, currencies, equity or corporate reference entity used as the basis for determining contract payments;

•	maturity and liquidity of contracts;

•	credit worthiness of the counterparties in the transaction;

•	the existence of a master netting agreement among the counterparties; and

•	existence and value of collateral received from counterparties to secure exposures.

The table below presents total credit risk exposure measured using rules contained in the risk-based capital guidelines published by U.S. banking regulatory agencies. The risk exposure calculated in accordance with the risk-based capital guidelines potentially overstates actual credit exposure, because:

•	the risk-based capital guidelines ignore collateral that may have been received from counterparties to secure exposures; and

•

the risk-based capital guidelines compute exposures over the life of derivative contracts. However, many contracts contain provisions that allow a bank to close out the transaction if the counterparty fails to post required collateral. In addition, many contracts give HUSI the right to break the transactions earlier than the final maturity date. As a result, these contracts have potential future exposures that are often much smaller than the future exposures derived from the risk-based capital guidelines.

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

	March 31, 2008	December 31, 2007

(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$122,419	$78,115
Less: collateral held against exposure	(6,727)	(5,148)

Net credit risk exposure	$115,692	$72,967

HUSI enters into basis trades to monetize the basis difference between a bond and a credit default swap (CDS). In a basis trade, HUSI subscribes newly-issued floating rate investment grade mortgage backed or asset backed securities and contemporaneously buys credit protection from monoline insurers for a premium. The sponsoring monoline provides financial guaranty to HUSI if there is a credit event. When the bond spread is higher than the CDS spread, the basis is “negative” and the trade is described as a negative basis trade. The monolines typically do not post collateral. As of March 31, 2008, HUSI had approximately $1,756 million of exposure for CDS under the negative basis arrangements with monolines.

Due to recent downgrades in HUSI’s internal credit ratings of monoline insurance companies (refer to Credit Risk Management beginning on page 77 of HUSI’s 2007 Form 10-K for additional commentary relating to HUSI’s credit rating system), fair value adjustments have been recorded due to counterparty credit exposures. As of March 31, 2008, this adjustment totaled $775 million. HUSI recorded write-downs on these contracts of approximately $488 million in the first quarter of 2008, which reflects the decreased credit quality of these entities and concerns over their ability to perform at March 31, 2008.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. HUSI manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. HUSI also manages the market risk associated with trading derivatives through hedging strategies that correlate the rates, price and spread movements. HUSI measures this risk daily by using Value at Risk (VAR) and other methodologies (refer to page 72 of this Form 10-Q).

Notional values of derivative contracts are summarized in the following table.

	March 31, 2008	December 31, 2007

(in millions)
Interest rate:
Futures and forwards	$103,422	$96,077
Swaps	1,874,744	1,874,340
Options written	76,572	97,198
Options purchased	82,116	102,015

	2,136,854	2,169,630

Foreign exchange:
Swaps, futures and forwards	591,333	534,988
Options written	57,063	87,730
Options purchased	56,001	86,350
Spot	71,252	39,963

	775,649	749,031

Commodities, equities and precious metals:
Swaps, futures and forwards	57,662	49,080
Options written	18,746	19,394
Options purchased	18,278	18,730

	94,686	87,204

Credit derivatives	1,340,928	1,252,337

Total	$4,348,117	$4,258,202

The total notional amounts in the table above relate primarily to HUSI’s trading activities. Notional amounts included in the table related to non-trading fair value, cash flow and economic hedging activities were $15 billion at March 31, 2008 and December 31, 2007.

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

FAIR VALUE

On January 1, 2008, HUSI adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). As a result, HUSI recorded a total after-tax cumulative effect adjustment of $113 million as an increase to the opening balance of retained earnings as of January 1, 2008. The transition adjustment to the opening balance of retained earnings as of January 1, 2008 includes (a) a $36 million release of certain unamortized deferred profit upon adoption of SFAS 157 and (b) $77 million from the application of the fair value option to certain own debt issuances under SFAS 159.

SFAS 157 also requires HUSI to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of own credit risk reduced the fair value of financial liabilities by $174 million, resulting in a related gain, for the three month period ended March 31, 2008.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives impacts the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2008 should not be considered indicative of the results for any future period.

SFAS 157 establishes a fair value hierarchy for disclosing the fair value measurements of assets and liabilities. The classification of an asset or a liability in the hierarchy is based on the lowest level of significant input to the overall fair value measurement of the asset or liability. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, a valuation technique is used. The majority of valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining the fair value measurements. In the absence of observable market input, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3).

The following table indicates that Level 3 assets were 5.45% of the total assets measured at fair value as of March 31, 2008. Level 3 liabilities as a percentage of the total liabilities measured at fair value were 1.44% as of March 31, 2008.

March 31, 2008

($ in millions)
Level 3 assets (1), (2)	$8,943
Total assets measured at fair value (3)	163,978

Level 3 liabilities	1,814
Total liabilities measured at fair value (1)	125,943

Level 3 assets as a percent of total assets measured at fair value	5.45%
Level 3 liabilities as a percent of total liabilities measured at fair value	1.44%

(1)	Presented without FIN 39, Offsetting of Amounts Relating to Certain Contracts, netting.

(2)	Includes $7,081 million of recurring Level 3 assets and $1,862 million of non-recurring Level 3 assets.

(3)	Includes $161,744 million of assets measured on recurring basis and $2,234 million of assets measured on a non-recurring basis.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivatives

HUSI entered into buy-protection credit default swaps with monoline insurers to cover the credit exposure in certain asset backed securities. The credit default swaps have been classified as Level 3 instruments at January 1, 2008. As of March 31, 2008, HUSI had a mark-to-market exposure to these monoline insurers of $1,756 million. HUSI reviewed the counterparty credit risk for the credit default swaps with the monolines, and as a result, made a negative credit risk adjustment to the fair value of the credit default swap contracts of $488 million in the first quarter of 2008. The adjustment is included in the trading revenue column in the Level 3 roll-forward table. As of March 31, 2008, HUSI has recorded a fair value adjustment of $775 million in relation to the monoline exposure.

Loans

HUSI classified $1,816 million of mortgage whole loans as Level 3 financial assets as of March 31, 2008 which are measured at fair value on a non-recurring basis. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on its assessment, HUSI recorded a loss of $118 million for such mortgage loans in the first quarter of 2008.

As of March 31, 2008, HUSI held certain leveraged loans and revolvers designated as held for sale valued at $1,797 million ($2,063 million notional principal) of which $746 million was classified as Level 3 assets. HUSI is also committed to fund $91 million of leveraged loans as of March 31, 2008. During the three-month period ended March 31, 2008, HUSI recorded a loss of $81 million in relation to the leveraged loans classified as Level 3 assets in the fair value hierarchy.

Material Transfers Into or Out of Level 3 for the Three-Month Period Ended March 31, 2008

Derivatives

At March 31, 2008, HUSI transferred $1,784 million of Leveraged Super Senior (LSS) credit derivative swaps from Level 2 into Level 3 in the fair value hierarchy. These LSS trades are collateralized and contain market value or loss triggers where additional collateral will be called by HUSI upon breaching of pre-defined portfolio credit loss levels. The valuation of a LSS swap is affected by the “gap risk” - the possibility that the collateral posted will not be sufficient to cover the replacement cost if the trade is unwound when the counterparty fails to meet the collateral call.

HUSI uses an internal valuation technique to value the gap risk. The key unobservable inputs include correlations and the volatility of the credit spreads of the reference credits. In prior periods, the measurement of gap risk was not material. However, as credit spreads continued to increase in the first quarter of 2008, the gap risk component became material relative to the measurement of the LSS trade. As a result, during the three-month period ended March 31, 2008, HUSI has reclassified the fair value measurement of LSS trades from Level 2 to Level 3.

HUSI recorded a gain of $1,053 million for these LSS trades (net of $83 million in gap risk) for the three-month period ended March 31, 2008. As a risk management practice, HUSI hedges the risks in its credit derivative portfolio including the LSS trades on a macro basis. The majority of the hedges have been classified as a Level 2 measurement in the fair value hierarchy and as such, the gain from the LSS trades is presented without any offsetting effect from the hedges.

Debt Securities

During the three-month period ended March 31, 2008, HUSI transferred $180 million of debt securities, including asset backed securities, from Level 2 to Level 3 within the fair value hierarchy. As the credit ratings of the securities were downgraded, the credit risk adjustment to these securities, which is not an observable input to the overall measurement, became significant to the overall measurement of the securities. HUSI recorded a loss of $23 million for these securities during the three-month period ended March 31, 2008, of which $13 million was recorded in other comprehensive income and $10 million was recorded in trading revenue. Such loss is included in the fair value of the securities recorded in the “Transfer Into or Out of Level 3” column in the Level 3 roll-forward table.

HUSI owned senior classes of debt securities issued by certain collateralized debt obligations (CDOs). These securities are collateralized primarily by asset backed securities which are in turn collateralized by various asset classes such as residential and commercial mortgages and corporate debt. In addition, HUSI also owns certain collateralized loan obligations (CLOs) where the collateral assets are corporate leveraged finance loans. HUSI has purchased credit protection in the form of credit default swaps from monoline insurers to hedge the exposure in these financial assets. As such, HUSI is not exposed to the credit risk of these instruments but is exposed to the credit risk of the monoline insurers.

These CDO and CLO securities were rated AAA by the rating agencies upon issuance because they were designed to be well protected by the subordinated positions in the structure. However, the fair value of the subordinated positions has declined during the recent credit crisis and has reduced the level of protection provided to the senior tranches. In view of the complexity of the structure and the degree of subjectivity involved in determining the fair value of the CDO and CLO securities, HUSI transferred $1,307 million of CDO and CLO securities held and $402 million of total return swaps referenced to similar CDO and CLO securities from Level 2 into Level 3 in the fair value hierarchy in the first quarter of 2008. HUSI recorded a loss of $185 million related to the CDO and CLO securities held and $206 million of loss related to the total return swaps transferred to Level 3 measurements. The losses are included in the “Transfer Into or Out of Level 3” column in the Level 3 roll-forward schedule on page 24.

The following tables summarize the types and credit quality of the assets underlying HUSI’s asset backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of March 31, 2008:

Asset backed securities backed by consumer finance collateral:

Credit quality of collateral:		Total	Prime		Alt-A		Sub-prime

Year of issuance:			Prior to 2006	2006/ 2007	Prior to 2006	2006/ 2007	Prior to 2006	2006/ 2007

(in millions)
Rating of securities:	Collateral type:
AAA	Home equity loans	$1,447	$35	$842	$111	$10	$449	$—
	Auto loans	222	169	53	—	—	—	—
	Student loans	14	14	—	—	—	—	—
	Consumer loans	2	2	—	—	—	—	—
	Not specified	221	26	185	10	—	—	—

		1,906	246	1,080	121	10	449	—

A	Home equity loans	20	—	20	—	—	—	—
	Auto loans	12	12	—	—	—	—	—

		32	12	20	—	—	—	—

BBB	Home equity loans	10	10	—	—	—	—	—
	Auto loans	7	7	—	—	—	—	—

		17	17	—	—	—	—	—

BB	Home equity loans	98	—	98	—	—	—	—

		$2,053	$275	$1,198	$121	$10	$449	$—

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:			A or Higher	BBB	BB/B	CCC	Unrated

Rating of securities:	Collateral type:
AAA	Corporate loans	$546	$—	$146	$400	$—	$—
	Commercial mortgages	293	—	—	293	—	—
	Trust preferred	326	—	309	17	—	—
	Aircraft leasing	79	—	—	—	—	79
	Others	1,152	1,059	—	—	—	93

		2,396	$1,059	$455	$710	$—	$172

	Total asset backed securities	$4,449

(1)

HUSI has provided asset financing to certain insurance trusts. HUSI holds securities linked to the economic performance of those trusts including the performance of the assets held in the trusts. These assets primarily include commercial mortgages, credit card receivables, commercial paper and corporate bonds. HUSI has transferred the risks in these trusts by entering into total return swaps for the same amounts with third parties.

Valuation Techniques for Major Assets and Liabilities

Loans Held for Sale and Unfunded Commitments

Where available, loans are valued based on broker quotes or independent pricing services. Where market quotes are not available, fair value is determined by reference to quoted market prices for instruments with similar characteristics. If an observable market price is not available, fair value is determined by discounting projected cash flows based on risk-adjusted credit spreads and interest rates appropriate for the duration of the instrument.

Residential Mortgage Loans Held for Sale or Securitization

For residential mortgage whole loans pending securitization or sale, fair value is determined based on the observed prices of mortgage backed securities with collateral with similar characteristics. HUSI makes adjustments to the valuation for, among other things, the risk premium that reflects the uncertainty that the securitization may not materialize, liquidity premium, dissimilarity of the underlying collateral and direct transaction costs to convert mortgage loans into securities. When the securitization market is less liquid, HUSI may also use current transaction prices of loan purchases and sales as a benchmark if available. When used, the observed transaction prices will be adjusted to reflect the differences in the underlying collateral.

Debt and Equity Securities

Securities are valued based on quoted market prices if the instruments are traded in an active market. If a quoted market price for identical securities is not available or the security is not actively traded, it is valued based on quotes from similar securities where possible.

For certain mortgage backed and asset backed securities, HUSI uses internally developed valuation techniques with inputs which are directly observable or derived from observable market data, and, where relevant, its own assumptions about market participants’ assumptions with respect to unobservable inputs. The valuation models estimate losses in the underlying collateral and attribute such losses to the securities held. To ensure that the valuation presented is appropriate, HUSI regularly compares its valuation results to pricing services’ information and the hypothetical valuation estimates using relevant inputs calibrated to market indices.

Derivatives

Over-the-counter derivatives are valued using valuation models. Valuation models calculate the present value of expected future cash flows based upon “no arbitrage” principles. For many plain vanilla derivative products, such as interest rate swaps, the valuation approaches used are standardized. For more complex derivative products, HUSI uses internally-developed valuation models to price the instruments. There may be a discrepancy in practice when this is performed and the valuation outcome may be affected by the choice of valuation model and the underlying assumptions about the timing of cash flows, volatility and credit spreads. Where possible, inputs to valuation models are obtained from observable market data which include prices available from dealers, brokers or providers of consensus pricing. Certain inputs to the valuation models may not be observable directly in the market, but are indirectly derived from observable prices via model calibration procedures.

Long-Term Debt and Structured Deposits

Certain own debt issuances, structured notes and deposits are measured at fair value with the resultant gain or loss reflected in earnings. For valuation purposes, HUSI takes into consideration any derivative features embedded in the structured notes and deposits. Cash flows are discounted using the appropriate interest rate for the applicable duration of the instrument. SFAS 157 requires HUSI to consider its own credit risk (spread) when measuring the fair value of financial liabilities. The credit spread applied to these instruments is derived from the spreads at which HUSI would issue structured notes as of the measurement date. The observed market spreads for structured notes and deposits are lower than the credit spreads observed for plain vanilla debt or in the credit default swap market.

HUSI’s own debt issuances for which the fair value option has been elected are traded on an over-the-counter basis. Where available, the fair value of HUSI’s own debt issuances is determined based on observed prices for the specific instrument. The observed market price of these instruments includes the effect of the appropriate credit spread of HUSI.

Valuation Adjustments

Because judgment is more significant in determining the fair value of Level 3 instruments, HUSI has considered additional factors which are not included in the initial valuation techniques and records valuation adjustments as a result of these additional considerations. Some of the valuation adjustments are:

•

Credit risk adjustment: an adjustment to reflect the creditworthiness of the counterparty for over-the-counter products where the market parameters may not be indicative of the creditworthiness of the counterparty. For derivative instruments, the market price implies parties to the transaction have credit ratings equivalent to AA. Therefore, HUSI will make an appropriate credit risk adjustment to reflect the counterparty credit risk if different from an AA credit rating. For non-derivative instruments measured at fair value, the credit risk adjustment is calculated based on HUSI’s internal rating-based credit assessment system.

•

Market data/model uncertainty: an adjustment to reflect uncertainties in the fair value measurements determined based on unobservable market data inputs. Because one or more significant parameters may be unobservable and must be estimated, the resultant fair value estimates have inherent measurement risk. In addition, the values derived from valuation techniques are affected by the choice of valuation model. Where different valuation techniques are available, the choice of valuation model can be subjective and in those cases, a valuation adjustment is applied to mitigate the potential risk of measurement error. In most cases, HUSI stresses certain key unobservable parameters to estimate the fair value adjustment amounts.

•

Liquidity adjustment: a type of bid-offer adjustment to reflect the difference between the mark-to-market valuation of all open positions in the portfolio and the close out cost. The liquidity adjustment is a portfolio level adjustment and is a function of the liquidity and volatility of the underlying risk positions.

Control Over Valuation Process and Procedures

HUSI has various controls over its valuation process and procedures to ensure appropriate valuations. All valuation techniques and any subsequent changes are reviewed and approved by its Valuation Committee. Where appropriate, HUSI calibrates the valuation models to market information. In addition, HUSI also participates in pricing surveys administered by third party pricing services as part of the model validation process. On a regular basis, the Valuation Committee also reviews and discusses issues on valuation techniques and model inputs brought forward by various control groups. In addition, HUSI regularly gives careful review to material profits and losses on instruments for which measurements are determined using unobservable inputs.

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

The following table provides maturity information related to off-balance sheet arrangements. Descriptions of these arrangements are found on pages 70-74 of HUSI’s 2007 Form 10-K.

	Balance at March 31, 2008

	One Year or Less	Over One Through Five Years	Over Five Years	Total	Balance at December 31, 2007

(in millions)
Standby letters of credit, net of participations (1)	$6,444	$2,671	$113	$9,228	$9,021
Commercial letters of credit	848	94	—	942	934
Credit derivatives considered guarantees (2)	21,432	438,824	229,678	689,934	650,243
Other commitments to extend credit:
Commercial	29,757	24,709	3,693	58,159	59,041
Consumer	9,913	—	—	9,913	10,053

Total	$68,394	$466,298	$233,484	$768,176	$729,292

(1)	Includes $647 million and $598 million issued for the benefit of HSBC affiliates at March 31, 2008 and December 31, 2007, respectively.

(2)	Includes $109,034 million and $98,250 million issued for the benefit of HSBC affiliates at March 31, 2008 and December 31, 2007, respectively.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $27 million and $25 million at March 31, 2008 and December 31, 2007, respectively. Fees are recognized ratably over the term of the standby letters of credit. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $26 million and $27 million at March 31, 2008 and December 31, 2007, respectively.

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

Other Commitments to Extend Credit

Other commitments to extend credit include arrangements whereby HUSI is contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments comprise unused credit card lines and commitments to extend credit secured by residential properties. HUSI has the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with its commercial lending activities, HUSI provides liquidity support to a number of multi-seller and single-seller asset backed commercial paper conduits (ABCP conduits) sponsored by affiliates and third parties. These ABCP conduits and HUSI’s variable interests in them are more fully described in Note 13 Variable Interest Entities beginning on page 19 of this Form 10-Q.

HUSI provides liquidity support to ABCP conduits in the form of liquidity loan agreements and liquidity asset purchase agreements. Liquidity facilities provided to multi-seller conduits support transactions associated with a specific seller of assets to the conduit and HUSI would only be required to provide support in the event the multi-seller conduit is unable to issue or rollover maturing commercial paper because of a commercial paper market disruption or the supported transaction has breached certain triggers. Liquidity facilities provided to single-seller conduits are not identified with specific transactions or assets and HUSI would be required to provide support upon the occurrence of a commercial paper market disruption or the breach of certain triggers that affect the single-seller conduit’s ability to issue or rollover maturing commercial paper. HUSI’s obligations have generally the same terms as those of other institutions that also provide liquidity support to the same conduit or for the same transactions. HUSI does not provide any program-wide credit enhancements to ABCP conduits.

Under the terms of these liquidity agreements, the ABCP conduits may call upon HUSI to lend money or to purchase certain assets in the event the ABCP conduits are unable to issue or rollover maturing commercial paper because of a commercial paper market disruption or the supported transaction has breached certain triggers. These trigger events are generally limited to performance tests on the underlying portfolios of collateral securing the conduits’ interests. With regard to a multi-seller liquidity facility, the maximum amount that HUSI could be required to advance upon the occurrence of a trigger event is generally limited to the lesser of the amount of outstanding commercial paper related to the supported transaction and the balance of the assets underlying that transaction adjusted by a funding formula that excludes defaulted and impaired assets. Under a single-seller liquidity facility, the maximum amount that HUSI and other liquidity providers could be required to advance is also generally limited to each provider’s pro-rata share of the lesser of the amount of outstanding commercial paper and the balance of unimpaired performing assets held by the conduit. As a result, the maximum amount that HUSI would be required to fund may be significantly less than the maximum contractual amount specified by the liquidity agreement.

The tables below present information on HUSI’s liquidity facilities with ABCP conduits at March 31, 2008 excluding facilities with certain multi-seller ABCP conduits that are subject to agreements affecting HUSI’s obligations and which are separately discussed in the commentary following the tables. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases HUSI could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that HUSI suffers a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, HUSI believes that this measure significantly overstates its expected loss exposure.

		Conduit Assets (1)		Conduit Funding (1)

Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)

($ in millions)
HSBC affiliate sponsored (multi-seller)	$9,143	$6,511	31	$6,505	32
Third-party sponsored:
Multi-seller	296	398	96	398	10
Single-seller	1,059	26,450	37	25,573	32

Total	$10,498	$33,359		$32,476

(1)

For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by HUSI’s liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

		Average Credit Quality (1)
	Average Asset Mix
Asset Class		Aaa	Aa	A

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	32%	24%		76%
Trade receivables	23	27	13%	60
Credit card receivables	22	49		51
Other securities	10	100
Capital calls	5			100
Collateralized debt obligations	3	100
Auto dealer floor plan loans	3			100
Consumer loans	1			100
Business loans	1			100

Total	100%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	87%	98%	2%
Loans and trade receivables:
Auto loans and leases	13		100

Total	100%

(1)	Credit quality is based on Standard and Poor’s ratings at March 31, 2008 except for loans and trade receivables held by single-seller conduits, which are based on HUSI’s internal ratings.

HUSI receives fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to HUSI’s normal underwriting and risk management processes.

During the second half of 2007, asset backed commercial paper markets experienced a decline in liquidity as concerns surrounding U.S. sub-prime residential mortgages spilled over into other credit markets. As a result, issuers of asset backed commercial paper found it increasingly difficult to refinance maturing commercial paper and many found it necessary to draw on liquidity facilities or obtain additional support in other forms. Despite market difficulties, none of the ABCP conduits included in the tables above drew on the liquidity facilities provided by HUSI during 2007 or in the first quarter of 2008. HUSI did, however, provide support to several HSBC affiliate sponsored ABCP conduits by purchasing up to $1.16 billion of A-1/P-1 rated commercial paper issued by them.

The majority of commercial paper purchased was repaid upon maturity, although HUSI continued to hold $119 million and $306 million of such paper at March 31, 2008 and December 31, 2007, respectively.

As noted, the tables do not include information on liquidity facilities that HUSI provides to certain multi-seller ABCP conduits that are subject to agreements affecting HUSI’s contractual obligations under the facilities. As a result of difficulties in the asset backed commercial paper markets, HUSI entered into various agreements during the second half of 2007 that modified its obligations with respect to these facilities. Under one of these agreements, known as the Montreal Accord, the adhering parties agreed not to trade, trigger default provisions, pursue liquidity or collateral calls, or exercise security rights over assets held by the covered conduits while they work to restructure outstanding commercial paper into longer-term securities. Separately, HUSI agreed to purchase and hold a specified amount of commercial paper issued by certain conduits covered by HUSI liquidity facilities, all of which was repaid in the first quarter of 2008. While the parties to these arrangements also agreed not to trigger defaults, make liquidity calls, or exercise security rights, the sponsors of these conduits agreed to meet certain collateral calls made by HUSI. HUSI continues to participate in a restructuring proposal being implemented for these conduits.

In late March 2008, the multi-seller ABCP conduits subject to the Montreal Accord referenced above, were placed into bankruptcy protection under the Province of Ontario’s Companies Creditors’ Arrangement Act. Although a restructuring proposal is to be presented to ABCP noteholders for approval, no agreement has yet been voted on by investors.

As of March 31, 2008, HUSI continued to provide $950 million of liquidity facilities to ABCP conduits subject to the Montreal Accord and other agreements referenced. These were undrawn, and requisite minimum terms for the drawing of these facilities were not met as of that date. Ten million of drawings were outstanding against an additional liquidity facility that expired on March 31, 2008, therefore no additional amounts can be drawn on this facility.

In addition to the facilities provided to ABCP conduits, HUSI also provides a $50 million liquidity facility to a third-party sponsored multi-seller structured investment vehicle (SIV). This SIV and HUSI’s involvement with it is more fully described in Note 13 Variable Interest Entities beginning on page 19 of this Form 10-Q. At March 31, 2008 this facility was fully funded and is recorded in loans on HUSI’s balance sheet. The funded amount related to this liquidity facility was considered in the determination of HUSI’s allowance for loan losses and a specific reserve has been established against this facility in accordance with HUSI’s credit policies.

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

At March 31, 2008, one of HUSI’s sponsored CNAV funds, which had total net assets of $8.3 billion, held $458 million of investments issued by SIVs. As a result of recent market conditions and rating agency actions, these investments have experienced declines in market value. HUSI has no legal obligation, and currently has no plan, to offer financial support to this fund in the event that it is unable to maintain a constant net asset value as a result of becoming unable to value its assets at amortized cost. This fund did, however, receive support from an affiliate of HUSI, which in January 2008 provided a letter of limited indemnity in relation to certain of the fund’s SIV investments.

HUSI does not consolidate the CNAV funds it sponsors as they are not VIEs and HUSI does not hold a majority voting interest.

RISK MANAGEMENT

Overview

Some degree of risk is inherent in virtually all of HUSI’s activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI’s businesses, it is addressed as a separate functional discipline. During the first quarter of 2008, there have been no significant changes in policies or approach for managing various types of risk, although HUSI continues to monitor current market conditions and will adjust risk management policies and procedures if deemed necessary.

Liquidity Management

HUSI’s approach to address liquidity risk is summarized on pages 79-81 of HUSI’s 2007 Form 10-K. There have been no material changes in HUSI’s approach toward liquidity risk management during the first quarter of 2008.

HUSI’s ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. At March 31, 2008, HUSI and HBUS maintained the following debt ratings.

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

Concentrations of Risk Inherent in Loan Portfolios

Certain risk concentrations are inherent within the prime residential mortgage loan portfolio, as well as the subprime residential mortgage whole loans held for sale portfolio, including concentrations that result in credit risk. A concentration of risk is defined as a significant exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. As is true for all loan portfolios, HUSI utilizes high underwriting standards and prices loans in a manner that is appropriate to compensate for the risk associated with any concentrations.

HUSI holds certain residential mortgage loans that were originated at high loan-to-value (LTV) ratios and no mortgage insurance, which could result in potential inability to recover the entire investment in loans involving foreclosed or damaged properties. High LTV loans were mainly loans on primary residences with LTV ratios equal to or exceeding 90% at March 31, 2008 and December 31, 2007.

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

Outstanding balances of high LTV and interest-only residential mortgage loans are summarized in the following table.

	March 31, 2008	December 31, 2007

(in millions)
Residential mortgage loans with high LTV and no mortgage insurance	$2,175	$2,345
Interest-only residential mortgage loans	6,055	6,161

Total	$8,230	$8,506

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude loans held for sale.

	March 31, 2008	December 31, 2007

(in millions)
Closed end:
First lien	$28,125	$28,315
Second lien	772	1,096
Revolving:
Second lien	3,143	3,082

Total	$32,040	$32,493

HUSI also offers adjustable rate residential mortgage loans which allow it to adjust pricing on the loan in line with market movements. As interest rates have risen over the last three years, many adjustable rate loans may require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect their ability to repay the loan after the adjustment, or may cause the customer to prepay or refinance the loan. At March 31, 2008, HUSI had approximately $17.1 billion in adjustable rate residential mortgage loans. For the remainder of 2008, approximately $2.3 billion of adjustable rate residential mortgage loans will experience their first interest rate reset.

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI’s assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 81-83 of HUSI’s 2007 Form 10-K. During the first three months of 2008, there were no significant changes in policies or approach for managing interest rate risk.

           Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. HUSI’s PVBP position is summarized in the following table.

March 31, 2008	Values

(in millions)
Institutional PVBP movement limit	$6.5
PVBP position at period end	3.1

           Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point gradual rate increase or decrease. HUSI’s economic value of equity position is summarized in the following table.

March 31, 2008		Values (% )

Institutional economic value of equity limit	+/-	20
Projected change in value (reflects projected rate movements on April 1, 2008):
Change resulting from a gradual 200 basis point increase in interest rates		(10)
Change resulting from a gradual 200 basis point decrease in interest rates		(4)

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

	March 31, 2008 Values

	Amount	%

($ in millions)
Projected change in net interest income for scenarios subject to a formal institutional movement limit (reflects projected rate movements on April 1, 2008):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 200 basis point increase in the yield curve	$(334)	(8)
Change resulting from a gradual 200 basis point decrease in the yield curve	151	4
Change resulting from a gradual 100 basis point increase in the yield curve	(162)	(4)
Change resulting from a gradual 100 basis point decrease in the yield curve	128	3

Other significant scenarios monitored for internal purposes, not subject to a formal institutional movement limit (reflects projected rate movements on April 1, 2008):
Change resulting from an immediate 100 basis point increase in the yield curve	(267)	(6)
Change resulting from an immediate 100 basis point decrease in the yield curve	168	4
Change resulting from an immediate 200 basis point increase in the yield curve	(544)	(13)
Change resulting from an immediate 200 basis point decrease in the yield curve	92	2

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

           Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is adjusted on a tax effective basis through other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of March 31, 2008, HUSI had an available for sale securities portfolio of approximately $23 billion with a net negative mark to market of $351 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $174 million to a net loss of $525 million with the following results on the tangible capital ratios.

March 31, 2008	Actual	Proforma – Reflecting 25 Basis Points Increase in Rates

Tangible common equity to tangible assets	4.30%	4.25%
Tangible common equity to risk weighted assets	5.61	5.54

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

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and controlled using a complementary set of techniques, including VAR and various techniques for monitoring interest rate risk (beginning on page 70 of this Form 10-Q). These techniques quantify the impact on capital of defined market movements.

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

Trading VAR for the first quarter of 2008 is summarized in the following table.

	March 31, 2008	Three months ended March 31, 2008			December 31, 2007

		Minimum	Maximum	Average

(in millions)
Total trading	$31	$12	$79	$30	$25
Commodities	*	*	5	1	2
Equities	*	*	1	*	*
Foreign exchange	1	*	3	1	3
Interest rate directional and credit spread	23	11	36	20	17

*	Less than $500 thousand.

The frequency distribution of daily market risk-related revenues for trading activities during 2008 is summarized in the following table. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the three months ended March 31, 2008 shows that the largest daily gain was $45 million and the largest daily loss was $63 million.

Ranges of daily Treasury trading revenue earned from market risk-related activities (in millions)	Below $(20)	$(20) to $0	$0 to $20	Over $20

Three months ended March 31, 2008:
Number of trading days market risk-related revenue was within the stated range	8	21	26	5

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

Non-trading VAR for the first quarter of 2008, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”, is summarized in the following table.

	March 31, 2008	Three months ended March 31, 2008			December 31, 2007

		Minimum	Maximum	Average

(in millions)
Interest rate	$62	$46	$89	$59	$24

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

           Rate Shock Analysis

Modeling techniques are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs, as reflected in the following table, which excludes commercial MSRs.

March 31, 2008	Values

(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1, 2008):
Value of hedged MSRs portfolio	$468
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	8
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	(5)
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	(6)

           Economic Value of MSRs

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

           Hedge Volatility

The frequency distribution of the weekly economic value of MSR assets during 2008 is summarized in the following table. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the quarter, if applicable.

Ranges of mortgage economic value from market risk- related activities (in millions)	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4

Three months ended March 31, 2008:
Number of trading weeks market risk-related revenue was within the stated range	4	2	—	1	6

CONS OLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three months ended March 31,

	2008			2007

	Balance	Interest	Rate*	Balance	Interest	Rate*

	($ in millions)
Assets
Interest bearing deposits with banks	$5,715	$45	3.19%	$3,955	$57	5.82%
Federal funds sold and securities purchased under resale agreements	10,026	86	3.45	12,075	162	5.46
Trading assets	11,975	158	5.29	10,762	141	5.30
Securities	24,818	309	5.01	22,523	294	5.30
Loans
Commercial	36,597	498	5.47	28,665	459	6.50
Consumer:
Residential mortgages	35,195	460	5.25	39,085	528	5.48
Credit cards	18,739	473	10.15	17,684	392	8.98
Other consumer	2,225	57	10.38	2,658	63	9.72

Total consumer	56,159	990	7.09	59,427	983	6.71

Total loans	92,756	1,488	6.45	88,092	1,442	6.64

Other	8,972	83	3.71	2,272	32	5.74

Total earning assets	154,262	$2,169	5.66%	139,679	$2,128	6.18%

Allowance for credit losses	(1,522)			(937)
Cash and due from banks	3,051			3,176
Other assets	32,822			21,581

Total assets	$188,613			$163,499

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$45,277	$276	2.45%	$40,427	$322	3.23%
Other time deposits	24,359	291	4.80	23,366	309	5.36
Deposits in foreign offices
Foreign banks deposits	13,608	98	2.90	9,313	112	4.89
Other time and savings	15,602	134	3.46	12,978	146	4.58

Total interest bearing deposits	98,846	799	3.25	86,084	889	4.19

Short-term borrowings	13,377	99	2.96	8,643	71	3.35
Long-term debt	27,391	302	4.44	29,255	372	5.15

Total interest bearing liabilities	139,614	1,200	3.46	123,982	1,332	4.36

Net interest income / Interest rate spread		$969	2.20%		$796	1.82%

Noninterest bearing deposits	14,639			13,910
Other liabilities	22,989			13,369
Total shareholders’ equity	11,371			12,238

Total liabilities and shareholders’ equity	$188,613			$163,499

Net interest margin on average earning assets			2.53%			2.31%

Net interest margin on average total assets			2.07%			1.98%

*	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the first three months of 2008 and 2007 included fees of $7 million and $10 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the captions “Interest Rate Risk Management” and “Trading Activities”, beginning on page 70 of this Form 10-Q.

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

There have been no significant changes in HUSI’s internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, HUSI’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” of the 2007 Form 10-K.

General

HUSI is a party to various legal proceedings resulting from ordinary business activities relating to its current and/or former operations. Due to uncertainties in litigation and other factors, management cannot be certain that HUSI will ultimately prevail in each instance. Management believes that HUSI’s defenses to these actions have merit and any adverse decision should not materially affect HUSI’s consolidated financial condition. However, losses may be material to HUSI’s results of operations for any particular future period depending on HUSI’s income level for that period.

DataTreasury Litigation

HBUS and HNAH are among the more than 50 defendants named in an action filed in the U.S. District Court for the Eastern District of Texas: DataTreasury Corporation v. Wells Fargo, et al. This suit alleges that the named entities infringed certain DataTreasury Corporation patents, including patents covering image capture, centralized processing and electronic storage of document and check information. DataTreasury Corporation seeks unspecified damages and injunctive relief in both cases. At this time, HUSI is unable to quantify the potential impact from this action, if any.

Item 6. Exhibits

3 (ii)	Bylaws of HSBC USA Inc., as amended May 1, 2008 (incorporated by reference to Exhibit 3 (ii) of HSBC USA Inc.’s current report on Form 8-K filed on May 2, 2008).

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC USA Inc.

(Registrant)

Date: May 12, 2008	/s/ Joseph R. Simpson

Joseph R. Simpson
Executive Vice President and Controller
(On behalf of Registrant)