Form 10-Q
period 2008-06-30
HSBC USA INC /MD/
filed 2008-08-04
CIK 83246

CONFORMED

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

At July 31, 2008, there were 708 shares of the registrant’s Common Stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.
Form 10-Q

HSBC USA Inc.
CONSOLIDATED STATEMENT OF (LOSS) INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

(in millions)
Interest income:
Loans	$1,359	$1,477	$2,847	$2,919
Securities	327	274	630	562
Trading assets	138	168	296	309
Short-term investments	92	258	223	477
Other	62	44	144	76

Total interest income	1,978	2,221	4,140	4,343

Interest expense:
Deposits	581	959	1,381	1,848
Short-term borrowings	68	105	167	176
Long-term debt	239	350	541	723

Total interest expense	888	1,414	2,089	2,747

Net interest income	1,090	807	2,051	1,596
Provision for credit losses	606	264	1,104	469

Net interest income after provision for credit losses	484	543	947	1,127

Other revenues:
Credit card fees	211	198	442	376
Other fees and commissions	151	136	288	299
Trust income	36	24	69	47
Trading (loss) revenue	(116)	312	(825)	449
Securities (loss) gain, net	(34)	16	50	37
HSBC affiliate income	33	41	87	87
Residential mortgage banking revenue	14	42	51	63
(Loss) gain on instruments at fair value and related derivatives	(48)	1	9	—
Other (loss) income	(93)	7	(98)	53

Total other revenues	154	777	73	1,411

Operating expenses:
Salaries and employee benefits	332	341	641	678
Support services from HSBC affiliates	292	290	582	569
Occupancy expense, net	65	59	130	118
Other expenses	241	188	401	356

Total operating expenses	930	878	1,754	1,721

(Loss) income before income tax expense	(292)	442	(734)	817
Income tax (benefit) expense	(118)	152	(282)	253

Net (loss) income	$(174)	$290	$(452)	$564

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2008	December 31, 2007

(in millions)
Assets
Cash and due from banks	$3,775	$3,567
Interest bearing deposits with banks	4,424	4,741
Federal funds sold and securities purchased under agreements to resell	12,336	13,677
Trading assets	33,940	37,036
Securities available for sale	22,068	19,962
Securities held to maturity (fair value of $2,913 million and $2,945 million at June 30, 2008 and December 31, 2007, respectively)	2,847	2,891
Loans (includes $1,901 million recorded under fair value option at June 30, 2008)	90,586	95,826
Less - allowance for credit losses	1,796	1,414

Loans, net	88,790	94,412

Properties and equipment, net	576	568
Intangible assets	589	534
Goodwill	2,701	2,701
Other assets	9,750	8,284

Total assets	$181,796	$188,373

Liabilities
Deposits in domestic offices:
Noninterest bearing	$12,925	$13,831
Interest bearing (includes $2,053 million recorded under fair value option at June 30, 2008)	70,120	68,237
Deposits in foreign offices:
Noninterest bearing	964	1,030
Interest bearing	29,901	33,072

Total deposits	113,910	116,170

Trading liabilities	14,063	16,253
Short-term borrowings	8,997	11,832
Interest, taxes and other liabilities	6,380	4,613
Long-term debt (includes $3,582 million recorded under fair value option at June 30, 2008)	26,416	28,268

Total liabilities	169,766	177,136

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 708 and 706 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	—	—
Additional paid-in capital	9,594	8,123
Retained earnings	1,520	1,901
Accumulated other comprehensive loss	(649)	(352)

Total common shareholder’s equity	10,465	9,672

Total shareholders’ equity	12,030	11,237

Total liabilities and shareholders’ equity	$181,796	$188,373

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six months ended June 30

	2008	2007

(in millions)
Preferred stock
Balance, January 1 and June 30,	$1,565	$1,690

Common stock
Balance, January 1 and June 30,	—	—

Additional paid-in capital
Balance, January 1,	8,123	8,124
Capital contribution from parent	1,460	—
Employee benefit plans and other	11	(1)

Balance, June 30,	9,594	8,123

Retained earnings
Balance, January 1,	1,901	2,661
Adjustment to initially apply fair value measurement and fair value option accounting, under FASB Statement Nos. 157 and 159, net of tax	113	—
Net (loss) income	(452)	564
Cash dividends declared on preferred stock	(42)	(50)
Cash dividends declared on common stock	—	(470)

Balance, June 30,	1,520	2,705

Accumulated other comprehensive loss
Balance, January 1,	(352)	(214)

Net change in unrealized (losses) gains, net of tax on:
Securities available for sale, net of tax	(298)	(154)
Derivatives classified as cash flow hedges	(10)	(12)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	7	9
Foreign currency translation adjustments, net of tax	4	2

Other comprehensive loss, net of tax	(297)	(155)

Balance, June 30,	(649)	(369)

Total shareholders’ equity, June 30,	$12,030	$12,149

Comprehensive (loss) income
Net (loss) income	$(452)	$564
Other comprehensive loss	(297)	(155)

Comprehensive (loss) income	$(749)	$409

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,

	2008	2007

(in millions)
Cash flows from operating activities
Net (loss) income	$(452)	$564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and deferred taxes	(132)	85
Provision for credit losses	1,104	469
Net change in other assets and liabilities	(90)	(839)
Net change in loans held for sale	835	246
Net change in loans attributable to tax refund anticipation loans program:
Originations of loans	(12,628)	(17,428)
Sales of loans to HSBC Finance Corporation, including premium	12,628	17,640
Net change in trading assets and liabilities	1,743	(232)
Mark-to-market on financial instruments designated at fair value and related derivatives	(288)	—
Net change in fair value of derivatives and hedged items	647	879

Net cash provided by operating activities	3,367	1,384

Cash flows from investing activities
Net change in interest bearing deposits with banks	317	(2,994)
Net change in federal funds sold and securities purchased under resale agreements	1,341	(3,123)
Net change in securities available for sale:
Purchases of securities available for sale	(6,469)	(5,556)
Proceeds from sales of securities available for sale	586	3,705
Proceeds from maturities of securities available for sale	3,311	1,729
Net change in securities held to maturity:
Purchases of securities held to maturity	(273)	(130)
Proceeds from maturities of securities held to maturity	317	171
Net change in loans:
Originations, net of collections	11,302	13,351
Loans purchased from HSBC Finance Corporation	(11,884)	(11,368)
Loans sold to third parties	3,976	—
Net cash used for acquisitions of properties and equipment	(43)	(42)
Other, net	3	(21)

Net cash provided by (used in) investing activities	2,484	(4,278)

Cash flows from financing activities
Net change in deposits	(2,224)	4,707
Net change in short-term borrowings	(2,835)	357
Net change in long-term debt:
Issuance of long-term debt	2,579	2,931
Repayment of long-term debt	(4,592)	(4,347)
Capital contribution from parent	1,460	—
Other increases (decreases) in capital surplus	11	(1)
Dividends paid	(42)	(520)

Net cash (used in) provided by financing activities	(5,643)	3,127

Net change in cash and due from banks	208	233
Cash and due from banks at beginning of period	3,567	3,359

Cash and due from banks at end of period	$3,775	$3,592

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH), which is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, HUSI), including its principal subsidiary, HSBC Bank USA, National Association (HBUS), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. These unaudited interim consolidated financial statements should be read in conjunction with HUSI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The accounting and reporting policies of HUSI are consistent, in all material respects, with those used to prepare the 2007
Form 10-K, except for the impact of new accounting pronouncements summarized in Note 18, “New Accounting Pronouncements” of the consolidated financial statements.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Note 2. Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	June 30, 2008	December 31, 2007

(in millions)
Trading assets:
U.S. Treasury	$235	$460
U.S. Government agency	2,293	3,009
Asset backed securities	2,497	2,942
Corporate and foreign bonds	2,385	2,483
Other securities	4,823	4,643
Precious metals	7,579	8,788
Fair value of derivatives	14,128	14,711

Total	$33,940	$37,036

Trading liabilities:
Securities sold, not yet purchased	$931	$1,444
Payables for precious metals	2,255	1,523
Fair value of derivatives	10,877	13,286

Total	$14,063	$16,253

At June 30, 2008 and December 31, 2007, the fair value of derivatives included in trading assets have been reduced by $2.5 billion and $3.6 billion, respectively, of amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties, consistent with the reporting requirements of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39
(FSP- FIN 39-1).

At June 30, 2008 and December 31, 2007, the fair value of derivatives included in trading liabilities have been reduced by $8.7 billion and $5.6 billion, respectively, of amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties, consistent with the reporting requirements of FSP FIN 39-1.

Note 3. Securities

At June 30, 2008 and December 31, 2007, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government agencies and U.S. Government sponsored enterprises) with a book value that exceeded 10% of shareholders’ equity. The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios are summarized in the following tables.

June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Securities available for sale:
U.S. Treasury	$505	$—	$(16)	$489
U.S. Government sponsored enterprises (1)	13,260	62	(348)	12,974
U.S. Government agency issued or guaranteed	4,013	10	(73)	3,950
Obligations of U.S. states and political subdivisions	697	1	(16)	682
Asset backed securities	1,189	—	(198)	991
Other domestic debt securities	2,696	—	(191)	2,505
Foreign debt securities	246	1	(8)	239
Equity securities (2)	239	—	(1)	238

Total	$22,845	$74	$(851)	$22,068

Securities held to maturity:
U.S. Government sponsored enterprises (3)	$1,875	$65	$(18)	$1,922
U.S. Government agency issued or guaranteed	509	26	—	535
Obligations of U.S. states and political subdivisions	233	9	—	242
Other domestic debt securities	181	—	(16)	165
Foreign debt securities	49	—	—	49

Total	$2,847	$100	$(34)	$2,913

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Securities available for sale:
U.S. Treasury	$1	$—	$—	$1
U.S. Government sponsored enterprises (1)	10,931	60	(251)	10,740
U.S. Government agency issued or guaranteed	3,193	13	(34)	3,172
Obligations of U.S. states and political subdivisions	668	3	(3)	668
Asset backed securities	1,563	2	(72)	1,493
Other domestic debt securities	2,649	15	(25)	2,639
Foreign debt securities	1,036	1	(3)	1,034
Equity securities (2)	235	—	(20)	215

Total	$20,276	$94	$(408)	$19,962

Securities held to maturity:
U.S. Government sponsored enterprises (3)	$1,862	$42	$(22)	$1,882
U.S. Government agency issued or guaranteed	528	24	(1)	551
Obligations of U.S. states and political subdivisions	255	14	—	269
Other domestic debt securities	176	1	(4)	173
Foreign debt securities	70	—	—	70

Total	$2,891	$81	$(27)	$2,945

(1)

Includes mortgage backed securities of $2.3 billion and $2.1 billion issued or guaranteed by the Federal National Mortgage Association (FNMA) and $2.1 billion and $2.0 billion issued or guaranteed by Federal Home Loan Mortgage Corporation (FHLMC) at June 30, 2008 and December 31, 2007, respectively.

(2)	Includes securities issued by FNMA of $189 million and $210 million at June 30, 2008 and December 31, 2007, respectively.

(3)

Includes mortgage backed securities of $.6 billion issued or guaranteed by FNMA at both June 30, 2008 and December 31, 2007 and $1.2 billion and $1.1 billion issued and guaranteed by FHLMC at June 30, 2008 and December 31, 2007, respectively.

Gross unrealized losses and related fair values, classified as to the length of time the losses have existed, are summarized in the following tables.

	One Year or Less			Greater Than One Year

June 30, 2008	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

($ in millions)
Securities available for sale:
U.S. Treasury	1	$(16)	$489	—	$—	$—
U.S. Government sponsored enterprises (1)	1,600	(118)	5,661	146	(230)	3,386
U.S. Government agency issued or guaranteed	752	(38)	2,378	186	(35)	700
Obligations of U.S. states and political subdivisions	47	(5)	304	52	(11)	344
Asset backed securities	36	(119)	383	17	(79)	534
Other domestic debt securities	64	(116)	1,600	52	(75)	840
Foreign debt securities	5	(3)	85	6	(5)	119
Equity securities	1	(1)	49	—	—	—

Total	2,506	$(416)	$10,949	459	$(435)	$5,923

Securities held to maturity:
U.S. Government sponsored enterprises (1)	15	$(4)	$159	13	$(14)	$257
U.S. Government agency issued or guaranteed	1	—	15	—	—	—
Obligations of U.S. states and political subdivisions	16	—	17	3	—	2
Other domestic debt securities	2	(4)	55	10	(12)	102

Total	34	$(8)	$246	26	$(26)	$361

	One Year or Less			Greater Than One Year

December 31, 2007	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

($ in millions)
Securities available for sale:
U.S. Treasury	—	$—	$—	—	$—	$—
U.S. Government sponsored enterprises (1)	48	(57)	1,581	564	(194)	5,628
U.S. Government agency issued or guaranteed	9	—	13	440	(34)	1,607
Obligations of U.S. states and political subdivisions	43	(2)	256	13	(1)	106
Asset backed securities	33	(70)	969	15	(2)	127
Other domestic debt securities	31	(13)	642	50	(12)	735
Foreign debt securities	5	(1)	71	6	(2)	158
Equity securities	—	—	—	1	(20)	190

Total	169	$(143)	$3,532	1,089	$(265)	$8,551

Securities held to maturity:
U.S. Government sponsored enterprises (1)	11	$(3)	$87	20	$(19)	$377
U.S. Government agency issued or guaranteed	1	—	15	82	(1)	42
Obligations of U.S. states and political subdivisions	7	—	4	—	—	—
Other domestic debt securities	3	(1)	41	7	(3)	66

Total	22	$(4)	$147	109	$(23)	$485

(1)	Included primarily mortgaged backed securities issued or guaranteed by FNMA and FHLMC.

Gross unrealized losses within the available for sale securities portfolio increased during the six months ended June 30, 2008 due to the impact of continued widening of credit spreads on private label collateralized mortgage obligations (CMOs) which are included in other domestic debt securities, mortgage backed securities issued or guaranteed by FNMA and FHLMC which are included in U.S. Government sponsored enterprises and asset backed securities (ABS). These are primarily fixed rate securities and a majority of these securities are highly-rated (i.e., AAA or AA). HUSI has the ability and intent to hold these securities until maturity or a market price recovery. As a result, other than the securities described below, they are not considered to be other than temporarily impaired.

During the second quarter of 2008, two domestic debt securities were determined to be other-than-temporarily impaired pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. As a result, HUSI recorded an other-than-temporary impairment charge of $24 million on these investments, which is recorded as a component of securities gains (losses) in the accompanying consolidated statement of (loss) income.

Note 4. Loans

A distribution of the loan portfolio, including loans held for sale, is summarized in the following table.

	June 30, 2008			December 31, 2007

	Loans Held for Sale	All Other Loans	Total Loans	Loans Held for Sale	All Other Loans	Total Loans

(in millions)
Commercial loans:
Construction and other real estate	$40	$8,703	$8,743	$26	$8,428	$8,454
Other commercial	1,901	29,508	31,409	1,939	28,407	30,346

	1,941	38,211	40,152	1,965	36,835	38,800

Consumer loans:
Sub-prime residential mortgages	1,527	—	1,527	1,869	—	1,869
Other residential mortgages	727	27,875	28,602	1,018	32,493	33,511
Credit card receivables	215	18,036	18,251	—	19,415	19,415
Other consumer	55	1,999	2,054	418	1,813	2,231

	2,524	47,910	50,434	3,305	53,721	57,026

Total loans	$4,465	$86,121	$90,586	$5,270	$90,556	$95,826

Loans pledged as collateral are summarized in Note 14, “Financial Guarantee Arrangements and Pledged Assets” of the consolidated financial statements.

In May 2008, HUSI sold approximately $4 billion of prime Adjustable Rate Mortgages (ARM). The transaction resulted in a $13.5 million gain on sale, which is reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of (loss) income. HUSI retained the servicing rights in relation to the mortgages upon sale.

Loans Held for Sale

HUSI originates commercial loans in connection with its participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as other commercial loans held for sale at June 30, 2008. Commercial loans held for sale under this program were $1.9 billion at June 30, 2008, all of which are recorded at fair value. Refer to Note 15, “Fair Value Measurements” of the consolidated financial statements for additional information.

Residential mortgage loans held for sale include sub-prime residential mortgage loans acquired from unaffiliated third parties and from HSBC Finance Corporation, with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various governmental agencies.

Credit card receivables held for sale represent a private label credit card portfolio attributable to one merchant relationship.

Other consumer loans held for sale consist primarily of student loans.

The valuation allowance related to loans held for sale is presented in the following table.

	Three months ended June 30		Six months ended June 30

	2008	2007	2008	2007

(in millions)
Balance at beginning of period	$(726)	$(26)	$(475)	$(29)
Increase in allowance for net reductions in market value	(92)	(72)	(358)	(81)
Releases of valuation allowance for loans sold	21	40	36	52

Balance at end of period	$(797)	$(58)	$(797)	$(58)

Commercial leverage acquisition finance loans held for sale are recorded at fair value as a result of electing fair value option. Refer to Note 16, “Fair Value Option” of the consolidated financial statements for further details. During the six month period ended June 30, 2008, the market value of these loans decreased. This was primarily a result of adverse conditions in the corporate credit markets. However, in the second quarter of 2008, the market value of these loans experienced a moderate recovery from the first quarter declines.

Residential mortgage and other consumer loans held for sale are recorded at the lower of cost or market value. The cost of loans held for sale exceeded market value at June 30, 2008, resulting in an increase to the related valuation allowance. This was primarily a result of adverse conditions in the U.S. residential mortgage markets.

Loans held for sale are subject to credit risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions as well as in the interest rate and credit environment. Interest rate risk for the residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the loans held for sale. Trading related revenues associated with this economic hedging program, which include net interest income and trading revenues, were $70 million and $30 million for the three and six month periods ended June 30, 2008, respectively. Trading related revenues related to this economic hedging program, which include net interest income and trading revenues, were $69 million and $67 million for the three and six month periods ended June 30, 2007, respectively.

Note 5. Allowance for Credit Losses and Credit Quality Statistics

Changes in the allowance for credit losses are summarized in the following table.

	Three months ended June 30		Six months ended June 30

	2008	2007	2008	2007

(in millions)
Balance at beginning of period	$1,583	$862	$1,414	$897
Acquired / (transferred) reserve	(21)	—	(21)	—
Provision charged to income	606	264	1,104	469
Less: Charge offs	443	293	845	598
Add: Recoveries	71	69	144	134

Balance at end of period	$1,796	$902	$1,796	$902

          Credit Quality Statistics

Nonaccruing loans are summarized in the following table.

	June 30, 2008	December 31, 2007

(in millions)
Nonaccruing loans
Commercial:
Construction and other real estate	$51	$34
Other commercial	171	89

Total commercial	222	123

Consumer:
Residential mortgages	859	640
Credit card receivables	1	1

Total consumer loans	860	641

Total nonaccruing loans	$1,082	$764

Interest income on nonaccruing loans is summarized in the following table.

Six months ended June 30	2008	2007

(in millions)
Interest income on nonaccruing loans:
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$39	$16
Amount actually recorded	1	4

Additional credit quality statistics are summarized in the following table.

	June 30, 2008	December 31, 2007

(in millions)
Accruing loans contractually past due 90 days or more as to principal or interest:
Total commercial	$40	$8

Consumer:
Residential mortgages	—	—
Credit card receivables	460	432
Other consumer loans	14	16

Total consumer loans	474	448

Total accruing loans contractually past due 90 days or more	$514	$456

Impaired commercial loans:
Balance at end of period	$222	$123
Amount with impairment reserve	142	41
Impairment reserve	44	15

Other real estate and owned assets:
Balance at end of period	$73	$71

Further analysis of credit quality and credit loss reserves are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” of this Form 10-Q under the caption “Credit Quality.”

Note 6. Intangible Assets

The composition of intangible assets is summarized in the following table.

	June 30, 2008	December 31, 2007

(in millions)
Mortgage servicing rights	$552	$494
Other	37	40

Intangible assets	$589	$534

Mortgage Servicing Rights (MSRs)

A servicing asset is a contract under which estimated future revenues from contractually specified cash flows, such as servicing fees and other ancillary revenues, are expected to exceed the obligation to service the financial assets. HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time they are acquired or when originated loans are sold. Servicing fees collected by HUSI are included in residential mortgage banking revenue and were $62 million and $56 million for the first six months of 2008 and 2007, respectively.

MSRs are subject to credit, prepayment and interest rate risk, in that their value will fluctuate as a result of changes in these economic variables. Interest rate risk is mitigated through an economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail in HUSI’s 2007 Form 10-K.

Residential MSRs are initially measured at fair value at the time that the related loans are sold and are remeasured at fair value at each reporting date (the fair value measurement method). Changes in fair value of the asset are reflected in residential mortgage banking revenue in the period in which the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. The reasonableness of these valuation models is periodically validated by reference to external independent broker valuations and industry surveys.

Fair value of residential MSRs is calculated using the following critical assumptions.

	June 30, 2008	December 31, 2007

Annualized constant prepayment rate (CPR)	21.00%	21.40%
Constant discount rate	8.40%	10.44%
Weighted average life	4.9 years	4.9 years

Residential MSRs activity is summarized in the following table.

	Three months ended June 30		Six months ended June 30

	2008	2007	2008	2007

(in millions)
Fair value of MSRs:
Beginning balance	$468	$483	$489	$470
Additions related to loan sales	52	30	82	60
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	46	57	25	64
Realization of cash flows	(20)	(22)	(50)	(46)

Ending balance	$546	$548	$546	$548

Commercial MSRs, which are accounted for using the lower of cost or market method, totaled $6 million and $4 million for the first six months of 2008 and 2007, respectively.

Note 7. Goodwill

Goodwill is tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill may be tested more frequently if certain conditions are met. During the third quarter of 2007, HUSI completed its annual impairment test of goodwill. At the testing date, HUSI determined that the fair value of each of its reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized.

As a result of difficult business conditions and market volatility which began in the second half of 2007 and continued into the first half of 2008, HUSI performed an interim goodwill impairment test for the Global Banking and Markets business segment as of June 30, 2008. The results of this test showed the fair value of the business unit exceeded the carrying value including the goodwill that was assigned to it and, therefore, no impairment was recorded.

Note 8. Income Taxes

The following table presents HUSI’s effective tax rates.

	Three months ended June 30		Six months ended June 30

	2008	2007	2008	2007

Statutory federal income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	1.5	1.6	1.4	1.7
Tax exempt income	(1.3)	(1.0)	(1.0)	(1.0)
Validation of deferred tax balances	—	—	(.4)	(3.5)
Tax credits	(4.5)	(2.3)	(3.6)	(2.5)
Effects of foreign operations	.9	.3	1.7	.2
Uncertain tax provision	—	.4	(.5)	1.3
Other	(2.0)	.4	(1.0)	(.2)

Effective tax rate	(40.4)%	34.4%	(38.4)%	31.0%

The effective tax rate for the three months and six months ended June 30, 2008 increased compared to the same prior year period as a result of tax benefit adjustments such as tax credits, tax exempt income and deferred tax adjustments applied to pretax loss in 2008 as compared to similar tax benefits applied to pretax income in 2007.

HUSI is currently under audit by the Internal Revenue Service as well as various state and local tax jurisdictions. Although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact of the results from the audits on HUSI’s uncertain tax positions at this time.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table.

	June 30, 2008	December 31, 2007

(in millions)
Senior debt	$16,178	$18,233
Subordinated debt	6,193	5,693
Structured notes	2,986	3,284
All other	1,059	1,058

Total long-term debt	$26,416	$28,268

The decline in Senior debt from December 31, 2007 is principally the result of the maturity of $1,500 million of Floating Rate FHLB advances, the early maturity of $1,360 million of structured financing transactions and the repayment of $700 million in private label credit card secured financings. This decline was partially offset by the issuance of $1,500 million of Floating Rate Extendable Notes on April 21, 2008 with an initial maturity date of May 15, 2009 and a final maturity date of April 15, 2013. Interest on these notes is paid quarterly based on three-month LIBOR plus the applicable spread for each interest period.

Included in Senior debt are $1,500 million of Floating Rate Extendible Notes, which require the noteholders to decide each month whether or not to extend the maturity date of their notes by one month beyond the initial maturity date of December 15, 2006. In no event will the maturity of the notes be extended beyond December 15, 2011, the final maturity date. If on any election date a noteholder decides not to extend the maturity of all or any portion of the principal amount of their notes, the notes will mature twelve months from the election date. Refer to page 129 of HUSI’s 2007 Form 10-K for additional information regarding these notes.

In August 2007, noteholders of $750 million of the above Floating Rate Extendible Notes exercised their option not to extend the maturity date of their notes. These notes will mature on August 15, 2008. In September 2007, noteholders of $690 million of this debt exercised their option not to extend the maturity date of their notes. These notes will mature on September 15, 2008. On the October 2007 election date, noteholders of the remaining $60 million of this debt elected not to extend the maturity date of their notes. These notes will mature on October 15, 2008.

On June 18, 2008 HBUS issued $700 million of 7.00% Subordinated Bank Notes due January 15, 2039. These notes were issued under the $40 billion Global Bank Note Program. The notes are non-callable and interest will be paid semi-annually each January 15th and July 15th, commencing January 15, 2009.

Subordinated debt includes $1,538 million and $1,683 million of debt instruments recorded at fair value at June 30, 2008 and December 31, 2007, respectively. Structured notes include $2,044 million and $1,760 million of debt instruments recorded at fair value at June 30, 2008 and December 31, 2007, respectively. Refer to Note 16, “Fair Value Option” of the consolidated financial statements for further details.

Note 10. Related Party Transactions

In the normal course of business, HUSI conducts transactions with HSBC and its subsidiaries (HSBC affiliates). These transactions occur at prevailing market rates and terms. All extensions of credit by HBUS to other HSBC affiliates are legally required to be secured by eligible collateral. Related party balances and the income and expense generated by related party transactions are summarized in the following tables.

	June 30, 2008	December 31, 2007

(in millions)
Assets:
Cash and due from banks	$175	$97
Interest bearing deposits with banks	194	134
Federal funds sold and securities purchased under resale agreements	430	356
Trading assets (1)	15,066	11,640
Loans	2,838	2,007
Other	1,724	390

Total assets	$20,427	$14,624

Liabilities:
Deposits	$12,498	$13,050
Trading liabilities (1)	19,687	14,552
Short-term borrowings	884	982
Other	1,564	876

Total liabilities	$34,633	$29,460

(1)	Trading assets and liabilities exclude the impact of netting in accordance with FASB Interpretation No. 39 and FSP FIN 39-1.

	Three months ended June 30		Six months ended June 30

	2008	2007	2008	2007

(in millions)
Interest income	$54	$39	$112	$65
Interest expense	48	106	125	209

Net interest income	$6	$(67)	$(13)	$(144)

HSBC affiliate income:
Fees and commissions:
HSBC	$18	$18	$44	$29
HSBC Finance Corporation	6	6	12	11
HSBC Markets (USA) Inc. (HMUS)	2	4	5	6
Other HSBC affiliates	1	2	4	4
Gains on sales of refund anticipation loans to HSBC Finance Corporation	1	1	13	23
Other HSBC affiliates income	5	10	9	14

Total affiliate income	$33	$41	$87	$87

Support services expense from HSBC affiliates:
HSBC Finance Corporation	$116	$113	$237	$232
HSBC Markets (USA) Inc. (HMUS)	58	66	109	123
HSBC Technology & Services (USA) Inc. (HTSU) for technology services	60	62	120	123
Other HSBC affiliates	58	49	116	91

Total support services from HSBC affiliates	$292	$290	$582	$569

Transactions Conducted with HSBC Finance Corporation

•

Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

•

In the second quarter of 2008, HSBC Finance Corporation launched a new program with HBUS to sell loans originated in accordance with the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) underwriting criteria to HBUS who then sells them to Freddie Mac under its existing Freddie Mac program. During the three months ended June 30, 2008, $14 million of real estate secured loans were purchased by HBUS under this program, with a total premium of $.4 million.

•

By agreement, HUSI purchases receivables generated by private label and MasterCard1/Visa[2] credit card relationships daily at fair market value, as determined by an independent third party. HUSI purchased $9,538 million and $10,090 million of private label receivables and $2,346 million and $1,732 million of MasterCard/Visa receivables in the first half of 2008 and 2007, respectively. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance Corporation continues to service the customer receivables and charge HUSI a servicing fee. Fees paid relating to the servicing of private label receivables for the three months ended June 30, 2008 and 2007 totaled $95 million and $97 million, respectively and for the six months ended June 30, 2008 and 2007 totaled $194 million and $197 million, respectively. Fees paid relating to the servicing of MasterCard/Visa receivables for the three months ended June 30, 2008 and 2007 totaled $12 million and $4 million, respectively and for the six months ended June 30, 2008 and 2007 totaled $22 million and $9 million, respectively. As of June 30, 2008 and December 31, 2007, HSBC Finance Corporation was servicing $16,187 million and $17,427 million of private label receivables and $2,064 million and $1,988 million of MasterCard/Visa receivables.

•

HUSI services a portfolio of residential mortgage loans owned by HSBC Finance Corporation and receives a servicing fee. Servicing fee income received by HUSI during the three months ended June 30, 2008 and 2007 was $3.4 million and $2.5 million, respectively. Servicing fee income received by HUSI during the six months ended June 30, 2008 and 2007 was $7.0 million and $4.7 million, respectively.

•

In 2005, HUSI purchased a portfolio of higher quality nonconforming residential mortgage loans (the HMS portfolio) from HSBC Finance Corporation with the intent of holding these loans. HSBC Finance Corporation continues to service these loans, and charges HUSI a servicing fee. Servicing fees paid by HUSI during the three months ended June 30, 2008 and 2007 were $1.6 million and $2.2 million, respectively. Servicing fees paid by HUSI during the six months ended June 30, 2008 and 2007 were $3.4 million and $4.6 million, respectively.

•

HUSI’s wholly-owned subsidiaries HBUS and HSBC Trust Company (Delaware), N.A. (HTCD) are the originating lenders for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which are managed by HSBC Finance Corporation. By agreement, HBUS and HTCD process applications, fund and subsequently sell these loans to HSBC Finance Corporation. For the six months ended June 30, 2008 and 2007, HBUS and HTCD originated approximately $13 billion and $17 billion, respectively, that were sold to HSBC Finance Corporation. This resulted in gains of $.6 million and $1 million for the three months ended June 30, 2008 and 2007, respectively, and $13 million and $23 million for the six months ended June 30, 2008 and 2007, respectively.

•

In 2007, HUSI acquired residential mortgage loans at fair value from HSBC Finance Corporation for the purpose of selling these loans. During the six months ended June 30, 2007, HUSI acquired $371 million of loans from HSBC Finance Corporation for a total premium of $.4 million.

•

Certain of HUSI’s consolidated subsidiaries have secured lines of credit totaling $1 billion with HSBC Finance Corporation. There were no balances outstanding under any of these lines of credit at June 30, 2008 or December 31, 2007.

[1]	MasterCard is a registered trademark of MasterCard, Incorporated.

[2]	Visa is a registered trademark of Visa USA, Inc.

Transactions Conducted with HMUS and Subsidiaries

HUSI utilizes HSI for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

HUSI has also extended a subordinated loan to HSBC Securities (USA) Inc. in the amount of $500 million, of which $500 million and $350 million was outstanding at June 30, 2008 and December 31, 2007, respectively, and has also extended a subordinated loan to HSBC Markets (USA) Inc. in the amount of $270 million, of which $215 million was outstanding at June 30, 2008.

HUSI has an uncommitted line of credit to HMUS or its subsidiaries not to exceed $1 billion, of which $64 million was outstanding at June 30, 2008.

Other Transactions with HSBC Affiliates

HUSI had an unused line of credit with HSBC Bank plc, a U.K. based subsidiary (HBEU), of $2.5 billion at both June 30, 2008 and December 31, 2007.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $1.7 billion, of which $671 million and $225 million was outstanding at June 30, 2008 and December 31, 2007, respectively.

HUSI utilizes other HSBC affiliates primarily for treasury and traded markets services and, to a lesser extent, for global resourcing initiatives. Fees billed to HUSI for these services are included in support services from HSBC affiliates and totaled $67 million and $72 million for the three months ended June 30, 2008 and 2007, respectively, and $126 million and $135 million for the six months ended June 30, 2008 and 2007, respectively.

HUSI routinely enters into derivative transactions with HSBC Finance Corporation and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative receivables related to these contracts was approximately $940 billion and $996 billion at June 30, 2008 and December 31, 2007, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $15 billion and $12 billion at June 30, 2008 and December 31, 2007, respectively. HUSI, within its Global Banking and Markets business, accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

Domestic employees of HUSI participate in a defined benefit pension plan sponsored by HNAH. Additional information regarding pensions is provided in Note 11, “Pensions and Other Postretirement Benefits of HUSI and HSBC Finance Corporation” of the consolidated financial statements.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI’s share of the expense of these plans on a pre-tax basis during the three months ended June 30, 2008 and 2007 was approximately $21 million and $16 million, respectively. During the six months ended June 30, 2008 and 2007, HUSI’s share of the expense of these plans on a pre-tax basis was approximately $38 million and $30 million, respectively. As of June 30, 2008, HUSI’s share of compensation cost related to nonvested stock compensation plans was approximately $109 million, which is expected to be recognized over a weighted-average period of 1.6 years. A description of these stock compensation plans begins on page 142 of the 2007 Form 10-K.

For the six months ended June 30, 2008, there were no common stock dividends declared and paid by HUSI in comparison to $470 million at the end of the same 2007 period.

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

	Pension Benefits		Other Postretirement Benefits

	2008	2007	2008	2007

(in millions)
Three months ended June 30
Net periodic benefit cost:
Service cost – benefits earned during the period	$8	$8	$—	$1
Interest cost	19	18	2	2
Expected return on plan assets	(23)	(22)	—	—
Recognized losses	1	1	—	—

Net periodic benefit cost	$5	$5	$2	$3

Six months ended June 30
Net periodic benefit cost:
Service cost – benefits earned during the period	$16	$16	$—	$1
Interest cost	38	35	3	3
Expected return on plan assets	(45)	(45)	—	—
Recognized losses	1	3	—	—
Transition amount amortization	—	—	1	1

Net periodic benefit cost	$10	$9	$4	$5

Note 12. Regulatory Capital

Capital amounts and ratios of HUSI and HBUS, calculated in accordance with banking regulations, are summarized in the following table.

	June 30, 2008			December 31, 2007

	Capital Amount	Well-Capitalized Minimum Ratio (1)	Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio (1)	Actual Ratio

($ in millions)
Total capital ratio:
HUSI	$16,879	10.00%	12.32%	$15,276	10.00%	11.29%
HBUS	17,052	10.00	12.59	15,330	10.00	11.40
Tier 1 capital ratio:
HUSI	10,473	6.00	7.65	9,639	6.00	7.12
HBUS	10,600	6.00	7.83	9,696	6.00	7.21
Tier 1 leverage ratio:
HUSI	10,473	3.00 (2)	5.90	9,639	3.00 (2)	5.34
HBUS	10,600	5.00	6.08	9,696	5.00	5.46
Risk weighted assets:
HUSI	136,970			135,339
HBUS	135,397			134,501

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

In the first half of 2008, HSBC effected capital contributions to HUSI totaling $1,460 million to maintain capital at levels believed to be prudent in light of current market conditions. In the first quarter of 2008, HSBC North America Inc. (HNAI) contributed $1 billion to HUSI in exchange for one share of HUSI common stock. In the second quarter of 2008, HNAI contributed $460 million to HUSI in exchange for one share of HUSI common stock. Each contribution to HUSI was contributed subsequently to HBUS in exchange for one share of HBUS common stock.

On May 1, 2008, an implementation plan related to the final rule regarding Risk-Based Capital Standards, which represents the U.S. adoption of the Basel II Capital Accord, was approved by the HNAH Board of Directors. Refer to page 76 in the 2007 Form 10-K for more information.

Note 13. Variable Interest Entities (VIEs)

In the ordinary course of business, HUSI is involved with entities that are deemed to be VIEs and may hold variable interests in those entities. HUSI consolidates VIEs where it is deemed to be the primary beneficiary.

At June 30, 2008 and December 31, 2007, HUSI held all or the majority of the debt securities issued by several VIE trusts that were organized by an affiliate of HUSI and third parties to issue structured notes. The consolidated assets of these VIEs were $193 million and $213 million at June 30, 2008 and December 31, 2007, respectively and are reported in trading assets. Debt instruments issued by these VIEs and held by third parties were not material to HUSI.

HUSI was also the primary beneficiary of and consolidated certain VIE trusts organized to securitize private label credit cards. At June 30, 2008 and December 31, 2007, the consolidated assets of these trusts were $1,994 million and $2,822 million, respectively and were reported in loans. Debt securities issued by these VIEs are reported as secured financings in long-term debt.

The assets of consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of debt instruments issued by consolidated VIEs have no recourse to the general credit of HUSI.

HUSI also had significant involvement with other VIEs that were not consolidated at June 30, 2008 or December 31, 2007 because HUSI was not the primary beneficiary. The following table presents information on these VIEs.

	June 30, 2008		December 31, 2007

	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss

(in millions)
Asset backed commercial paper conduits	$31,735	$8,918	$32,886	$9,507
Structured investment vehicles	5,109	50	6,337	50
Structured note vehicles	7,125	1,092	8,350	1,488
Low income housing tax partnerships	652	133	705	115

Total	$44,621	$10,193	$48,278	$11,160

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

Customers sell financial assets, typically consumer and corporate receivables, to the ABCP conduits, which fund the purchases by issuing short-term highly-rated commercial paper collateralized by the assets acquired. In a multi-seller conduit, any number of companies may be originating and selling assets to the conduit whereas a single-seller conduit acquires assets from a single company. HUSI, along with other financial institutions, provides liquidity facilities to ABCP conduits in the form of lines of credit or asset purchase commitments. Liquidity facilities provided to multi-seller conduits support transactions associated with a specific seller of assets to the conduit and HUSI would only be expected to provide support in the event the multi-seller conduit is unable to issue or rollover maturing commercial paper because of a commercial paper market disruption, or the supported transaction has breached certain triggers. Liquidity facilities provided to single-seller conduits are not identified with specific transactions or assets and HUSI would be required to provide support upon the occurrence of a commercial paper market disruption or the breach of certain triggers that affect the single-seller conduit’s ability to issue or rollover maturing commercial paper. HUSI’s obligations are generally pari passu with that of other institutions that also provide liquidity support to the same conduit or for the same transactions. HUSI does not provide any program-wide credit enhancements to ABCP conduits.

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

          Structured Investment Vehicles

HUSI provides a liquidity facility to a single structured investment vehicle (SIV) sponsored by a third party. This entity, which is deemed to be a VIE, seeks to earn a profit by investing in mostly highly rated longer-dated fixed income instruments and funding those investments by issuing cheaper short-term, highly rated commercial paper and medium term notes. HUSI does not transfer its own assets to the SIV. It has no ownership interests in, performs no administrative duties for, and does not service any of the assets the SIV holds. HUSI is not the primary beneficiary of the SIV and therefore does not consolidate the SIV. Credit risk related to the liquidity facility provided is managed through HUSI’s normal underwriting and risk management processes. The maximum exposure to loss presented in the preceding table represents a $50 million liquidity facility which was fully funded, and is recorded as a loan, as of June 30, 2008. The loan is subject to the normal credit review process for the determination of the related provision.

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

          Securitization Vehicles

HUSI utilizes entities structured as trusts to securitize certain private label credit card receivables where securitization provides an attractive source of funding. HUSI transfers the credit card receivables to the trusts which in turn issue debt instruments collateralized by the transferred receivables. These trusts are considered VIEs and are consolidated by HUSI as the primary beneficiary at June 30, 2008 and December 31, 2007.

          Low-Income Housing Partnerships

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

HUSI’s investments in low-income housing partnerships are recorded using the equity method of accounting and are included in other assets on HUSI’s balance sheet. The maximum exposure to loss shown in the table represents the recorded investment net of estimated expected reductions in future tax liabilities and potential recapture of tax credits allowed in prior years.

Note 14. Financial Guarantee Arrangements and Pledged Assets

Financial Guarantee Arrangements

The maximum potential amounts of future payments required by financial guarantee arrangements are summarized in the following table.

	June 30, 2008	December 31, 2007

(in millions)
Standby letters of credit, net of participations (1)	$9,009	$9,021
Credit derivatives considered guarantees (2)	639,424	650,243

Total	$648,433	$659,264

(1)	Includes $753 million and $598 million issued for the benefit of HSBC affiliates at June 30, 2008 and December 31, 2007, respectively.

(2)	Includes $110,604 million and $98,250 million issued for the benefit of HSBC affiliates at June 30, 2008 and December 31, 2007, respectively.

Standby Letters of Credit

A standby letter of credit is issued to a third party for the benefit of a customer and is essentially a guarantee that the customer will perform, or satisfy some obligation, under a contract. It irrevocably obligates HUSI to pay a specified amount to the third party beneficiary when the customer fails to perform some contractual obligation. Two types of standby letters of credit are issued by HUSI: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. The amount presented in the above table represents the total contractual amount of outstanding standby letters of credit, net of participations of $9 billion at both June 30, 2008 and December 31, 2007, respectively.

The issuance of a standby letter of credit is subject to HUSI’s credit approval process and collateral requirements. Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $26 million and $25 million at June 30, 2008 and December 31, 2007, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $46 million and $27 million at June 30, 2008 and December 31, 2007, respectively.

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

Pledged Assets

Pledged assets included in the Consolidated Balance Sheet are summarized in the following table.

	June 30, 2008	December 31, 2007

(in millions)
Interest bearing deposits with banks	$1,217	$264
Trading assets (1)	2,132	2,834
Securities available for sale (2)	5,623	7,060
Securities held to maturity	186	172
Loans (3)	5,910	8,416
Other assets (4)	3,671	2,889

Total	$18,739	$21,635

(1)

Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities (refer to Note 13, “Variable Interest Entities (VIEs)” of the consolidated financial statements for further information regarding variable interest entities).

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

Note 15. Fair Value Measurements

HUSI adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008. SFAS 157 clarifies the definition of fair value as the exit price that will be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, establishes a framework for measuring fair value and enhances fair value disclosures. The standard establishes a three-level fair value hierarchy based on the transparency of inputs to the fair value measurement of an asset or liability. SFAS 157 nullifies certain guidance in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management” (EITF 02-3), which prohibited the recognition of gains or losses at the inception of a derivative contract unless the fair value of the derivative contract was determined based on a quoted market price, or other valuation technique that incorporates observable market data. In addition, SFAS 157 eliminates large position discounts for financial instruments held and requires HUSI to consider its own credit risk when measuring the fair value of liabilities. HUSI has delayed the implementation of SFAS 157 for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value on a recurring basis (at least annually) in accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”.

Transition

Prior to the adoption of SFAS 157, HUSI applied the relevant provisions in EITF 02-3 to its derivative portfolio. EITF 02-3 prohibited the recognition of trading gains or losses at the inception of a derivative contract unless the fair value of the derivative contract was determined based on a quoted market price or other valuation technique that incorporated observable market data. HUSI previously recognized deferred profit into earnings over the life of the instruments or when the unobservable significant input became observable. In accordance with the transition provisions of SFAS 157 related to EITF 02-3, HUSI recorded an after-tax cumulative-effect adjustment of approximately $36 million as an increase to the opening balance of retained earnings as of January 1, 2008.

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

In determining the appropriate measurement levels, HUSI performs analyses on the assets and liabilities subject to SFAS 157 at the end of each reporting period. Changes in the observability of significant valuation inputs during the reporting period may result in a reclassification of certain assets and liabilities within the fair value hierarchy. Reclassifications that affect Level 3 measurements are reported as transfers into or out of Level 3 in the disclosure relating to changes in fair value of Level 3 assets and liabilities at the end of the reporting period when the reclassification occurs.

The following table summarizes each of HUSI’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

	Fair Value Measurements on a Recurring Basis as of June 30, 2008

	Level 1	Level 2	Level 3	Gross Balance	Netting (1)	Net Balance

(in millions)
Assets:
Trading assets, excluding derivatives (2)	$1,984	$16,090	$1,738	$19,812	$—	$19,812
Derivatives (3)	302	78,751	3,883	82,936	(68,532)	14,404
Securities available for sale	12,101	9,870	97	22,068	—	22,068
Loans (4)	—	1,091	810	1,901	—	1,901
Intangible assets (5)	—	—	546	546	—	546

Total assets	$14,387	$105,802	$7,074	$127,263	$(68,532)	$58,731

Liabilities:
Deposits in domestic offices (6)	$—	$1,922	$131	$2,053	$—	$2,053
Trading liabilities, excluding derivatives (2)	759	2,427	—	3,186	—	3,186
Derivatives (3)	555	82,796	1,921	85,272	(74,130)	11,142
Long-term debt (7)	—	3,242	340	3,582	—	3,582

Total liabilities	$1,314	$90,387	$2,392	$94,093	$(74,130)	$19,963

(1)	Represents counterparty and cash collateral netting permitted under FIN 39, “Offsetting of Amounts Relating to Certain Contracts”, as amended by FSP-FIN 39-1.

(2)	Refer to Note 2, “Trading Assets and Liabilities” of the consolidated financial statements for the composition and discussion of trading assets and liabilities.

(3)	Includes derivatives held as trading assets ($14,128 million) and trading liabilities ($10,877 million) as well as derivatives held for hedging and certain commitments accounted for as derivatives.

(4)

Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which HUSI has elected to apply the fair value option. Refer to Note 4, “Loans” of the consolidated financial statements for further information on HUSI’s loan portfolio.

(5)	Represents residential mortgage servicing rights. Refer to Note 6, “Intangible Assets” of the consolidated financial statements for further information on residential mortgage servicing rights.

(6)	Represents structured deposits risk-managed on a fair value basis for which HUSI has elected to apply the fair value option.

(7)

Includes structured notes and own debt issuances for which HUSI has elected to measure on a fair value basis. Refer to Note 9, “Long-Term Debt” of the consolidated financial statements for additional information on structured notes.

Rollforward of Level 3 Measurements

The following tables summarize additional information about changes in fair value of Level 3 assets and liabilities for the three month and six month periods ended June 30, 2008. The fair value measurement of a Level 3 asset or liability and related changes in fair value may be determined based on observable and unobservable inputs. As a risk management practice, HUSI may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of the risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in (1)

	March 31, 2008	Trading (Loss) Revenue	Other Revenue	Other Comprehensive Income	Net Purchases, Issuances and Settlements	Transfers Into or Out of Level 3	June 30, 2008	Unrealized Gains or (Losses) Still Held

(in millions)
Assets:
Trading assets, excluding derivatives	$1,578	$(159)	$—	$—	$310	$9	$1,738	$(132)
Derivatives, net (2)	2,610	(615)	(9)	—	(31)	7	1,962	(893)
Securities available for sale	125	—	—	6	(34)	—	97	6
Loans (3)	746	—	17	—	49	(2)	810	17
Other assets, excluding derivatives (4)	468	—	26	—	52	—	546	46

Total	$5,527	$(774)	$34	$6	$346	$14	$5,153	$(956)

Liabilities:
Deposits in domestic offices	$(137)	$(1)	$—	$—	$(71)	$78	$(131)	$5
Long-term debt	(123)	19	—	—	(113)	(123)	(340)	16

Total	$(260)	$18	$—	$—	$(184)	$(45)	$(471)	$21

		Total Gains and (Losses) Included in (1)

	January 1, 2008	Trading (Loss) Revenue	Other Revenue	Other Comprehensive Income	Net Purchases, Issuances and Settlements	Transfers Into or Out of Level 3	June 30, 2008	Unrealized Gains or (Losses) Still Held

(in millions)
Assets:
Trading assets, excluding derivatives	$77	$(188)	$—	$—	$477	$1,372	$1,738	$(161)
Derivatives, net (2)	709	(511)	6	—	62	1,696	1,962	(782)
Securities available for sale	1	—	—	6	(34)	124	97	6
Loans (3)	829	—	(64)	—	47	(2)	810	(64)
Other assets, excluding derivatives (4)	489	—	(25)	—	82	—	546	24

Total	$2,105	$(699)	$(83)	$6	$634	$3,190	$5,153	$(977)

Liabilities:
Deposits in domestic offices	$(192)	$10	$—	$—	$(27)	$78	$(131)	$—
Long-term debt	(63)	37	—	—	(187)	(127)	(340)	22

Total	$(255)	$47	$—	$—	$(214)	$(49)	$(471)	$22

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives at June 30, 2008 included derivative assets of $3,883 million and derivative liabilities of $1,921 million.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which HUSI has elected the fair value option.

(4)	Represents residential mortgage servicing activities. Refer to Note 6, “Intangible Assets” of the consolidated financial statements for further information on residential mortgage servicing rights.

Non-recurring Fair Value Measurements

Certain assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage loans and loan commitments classified as held for sale reported at the lower of cost or fair value and (b) impaired assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial assets has been recorded as of June 30, 2008. The gains (losses) for the three months and six months ended June 30, 2008 are also included.

	Non-recurring Fair Value Measurements as of June 30, 2008				Total Gains (Losses) for the 3 months ended June 30, 2008	Total Gains (Losses) for the 6 months ended June 30, 2008

	Level 1	Level 2	Level 3	Total

(in millions)
Assets:
Loans
Residential mortgage loans held for sale (1)	$—	$402	$1,630	$2,032	$(135)	$(257)
Impaired loans (2)	—	—	77	77	(4)	(14)

Total assets at fair value on a non-recurring basis	$—	$402	$1,707	$2,109	$(139)	$(271)

(1)	As of June 30, 2008, the fair value of the mortgage loans was below cost.

(2)	Represents impaired commercial loans. HUSI uses the fair value estimate of the underlying collateral to approximate the fair value of the commercial loans.

Note 16. Fair Value Option

HUSI adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), on January 1, 2008. SFAS 159 provides a fair value option that allows HUSI to irrevocably elect fair value, on an instrument-by-instrument basis, as the initial and subsequent measurement attribute for most financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously recognized at fair value. The new standard permits HUSI to elect the fair value option at the initial recognition of the asset or liability or upon occurrence of an event that gives rise to a new basis of accounting for that asset or liability. Changes in fair value for assets and liabilities for which elections are made are reported in earnings as incurred.

Transition

In accordance with the transition provisions of SFAS 159, HUSI recorded an after-tax cumulative-effect adjustment of approximately $77 million as an increase to the opening balance of retained earnings as of January 1, 2008.

	Carrying Value at January 1, 2008 Prior to Adoption	Transition Gains/ (Losses) to Opening Retained Earnings	Carrying Value at January 1, 2008 After Adoption

(in millions)
Loans (1)	$ 1,939	$ —	$ 1,939
Long-term debt
Own debt issuances (2)	1,721	(120)	1,601

Pre-tax cumulative-effect adjustment		(120)
Tax effect		43

Cumulative effect, after tax		$ (77)

(1)

Represents commercial leveraged acquisition finance loans designated as held for sale. No transition adjustment was recorded as the loans were already recorded at fair value pursuant to lower of cost or fair value accounting and the fair values of the loans were below cost at January 1, 2008.

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

HSBC complies with International Financial Reporting Standards (IFRSs) for financial reporting purposes. HUSI has elected to apply the fair value option to selected financial instruments under SFAS 159 to achieve the following objectives: (a) to eliminate the accounting effect that arises from the difference between U.S. GAAP and IFRSs, (b) to reduce income volatility caused by the differences in the measurement attributes of selected financial instruments and (c) to simplify the accounting applied to those financial instruments. HUSI has applied the fair value option primarily to leveraged loans, certain hybrid instruments and own debt issuances.

Loans

HUSI has elected to apply the fair value option to commercial leveraged acquisition finance loans and unfunded commitments. HUSI plans to make the same election to such financial instruments going forward. The election allows HUSI to account for those loans and commitments at fair value which is consistent with the manner in which the instruments are managed.

As of June 30, 2008, leveraged acquisition finance loans and certain commercial loans for which the fair value option was elected had an aggregate unpaid principal balance of $2,123 million and an aggregate fair value of $1,901 million which were recorded as loans in the Consolidated Balance Sheet. Interest income on these loans is recorded in interest income in the Consolidated Statement of (Loss) Income. During the three months and six months ended June 30, 2008, HUSI recorded in other revenue $40 million of gain and $101 million of loss, respectively, resulting from changes in the fair value of these loans. Because substantially all of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk.

As of June 30, 2008, no loans for which the fair value option has been elected are 90 days or more past due or are on non-accrual status.

Long-Term Debt (Own Debt Issuances)

HUSI elected the fair value option for certain fixed rate debt issuances which had been hedged by derivatives that qualified for fair value hedge accounting in accordance with SFAS 133. The election allows HUSI to achieve similar hedge accounting effect without meeting the vigorous SFAS 133 hedging requirements. HUSI measures the fair value of the debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributed to changes in HUSI’s own credit risk as well as changes in interest rates.

The debt issuances for which HUSI elected the fair value option had an aggregate principal balance of $1,750 million and an aggregate fair value of $1,538 million as of June 30, 2008. Interest paid on these instruments was recorded as interest expense in the Consolidated Statement of (Loss) Income. During the three months and six months ended June 30, 2008, HUSI recorded in other revenue, a gain of $7 million and a gain of $63 million, respectively, resulting from changes in the fair value of these instruments. The credit risk of HUSI accounted for an increase of $57 million and a decrease of $80 million in the fair value of the debt issuances for the three and six months ended June 30, 2008, respectively. The credit risk effect was partially offset by a decrease of $64 million and an increase of $17 million in change in fair value attributable to changes in the interest rate benchmark for the three and six months ended June 30, 2008, respectively.

Hybrid Instruments

HUSI adopted Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), effective January 1, 2006. HUSI elected to measure all structured notes and structured deposits which contain embedded derivatives and were issued after January 1, 2006 at fair value. Such election has eliminated the differences in measurement attributes between IFRSs and U.S. GAAP. SFAS 159 has incorporated accounting and disclosure requirements similar to SFAS 155 and because SFAS 159 has a broader application than SFAS 155, HUSI decided to elect the fair value option available under SFAS 159 to all hybrid financial instruments issued after January 1, 2008. Consequently, there was no cumulative effect adjustment for this item reflected in the preceding table.

As of June 30, 2008, the structured deposits for which HUSI elected fair value treatment under SFAS 155 or SFAS 159 had an aggregate fair value of $2,053 million and an aggregate unpaid principal of $2,115 million. HUSI also recorded an aggregate fair value of $2,044 million and an aggregate unpaid principal of $2,062 million for the structured notes that were chosen for the fair value option as of June 30, 2008. The structured deposits for which the fair value option was elected were classified as interest bearing deposits in domestic offices in the Consolidated Balance Sheet while the structured notes elected for the fair value option were classified in long-term debt. Interest paid was recorded as interest expense. During the three months and six months ended June 30, 2008, HUSI recorded in other revenue a gain of $62 million and $134 million, respectively, as a result of remeasuring structured deposits and structured notes at fair value. Changes in HUSI’s credit risk accounted for a $9 million increase and a $27 million decrease in the fair value of the hybrid instruments for the three month and six month periods ended June 30, 2008.

Difference Between Aggregate Fair Value and Aggregate Unpaid Principal Balances

The following table summarizes the differences between the aggregate fair value and the aggregate unpaid balances of loans, interest bearing deposits in domestic offices and long-term debt instruments for which HUSI elected the fair value option as of June 30, 2008.

	June 30, 2008

	Aggregate Unpaid Principal Balance	Fair Value	Fair Value Above (Below) Unpaid Principal Balance

(in millions)
Loans elected for the fair value option	$2,123	$1,901	$(222)

Interest bearing deposits in domestic offices elected for the fair value option (1)	$2,115	$2,053	$(62)

Long-term debt
Own debt issuances	$1,750	$1,538	$(212)
Structured notes (1)	2,062	2,044	(18)

Total long-term debt elected for the fair value option	$3,812	$3,582	$(230)

(1)	Includes structured deposits and structured notes elected for fair value treatment pursuant to SFAS 155.

Note 17. Business Segments

HUSI has five distinct segments that it utilizes for management reporting and analysis purposes, which are generally based upon customer groupings, as well as products and services offered. There have been no changes in the basis of segmentation or measurement of segment profits as compared with the presentation in the 2007 Form 10-K.

HUSI reports results to HSBC in accordance with its reporting basis, IFRSs. Segment results are presented on an IFRSs basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated, and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, HUSI continues to monitor capital adequacy, establish dividend policy, and report to regulatory agencies on a U.S. GAAP basis.

Further information related to the below financial results are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” of this Form 10-Q under the caption “Segment Results”.

Reconciliation of IFRSs basis segment results to the U.S. GAAP consolidated totals are as follows:

	IFRSs Consolidated Amounts								(4) IFRSs Adjustments	(5) IFRSs Reclassifications	U.S. GAAP Consolidated Totals

	PFS	CF	CMB	Global Banking and Markets	PB	Other	Intersegmental Revenue	Total

(in millions)
Three months ended June 30, 2008
Net interest income (loss) (1)	$237	$305	$196	$194	$47	$(5)	$(55)	$919	$(4)	$175	$1,090
Other operating income (loss) (Total other revenues)	74	69	71	(73)	47	(84)	55	159	37	(42)	154

Total revenues (loss)	311	374	267	121	94	(89)	—	1,078	33	133	1,244
Loan impairment charges (Provision for credit losses) (3)	186	381	60	15	4	—	—	646	2	(42)	606

	125	(7)	207	106	90	(89)	—	432	31	175	638
Operating expenses (Total cost and expenses) (2)	323	5	147	203	75	—	—	753	2	175	930

Profit (loss) before income tax expense	(198)	(12)	60	(97)	15	(89)	—	(321)	29	—	(292)

Income tax expense (benefit)	(75)	(5)	24	(40)	6	(35)	—	(125)	7	—	(118)

Net income (loss)	$(123)	$(7)	$36	$(57)	$9	$(54)	$—	$(196)	$22	$—	$(174)

Balances at end of period:
Total assets	$33,536	$19,856	$19,566	$184,679	$5,949	$392	$—	$263,978	$(77,255)	$(4,927)	$181,796
Total loans	26,870	19,263	17,291	33,617	4,970	—	—	102,011	904	(12,329)	90,586
Goodwill	924	—	368	497	326	—	—	2,115	586	—	2,701
Total deposits	43,972	36	19,219	32,649	12,387	2	—	108,265	(1,178)	6,823	113,910

Three months ended June 30, 2007
Net interest income (loss) (1)	$274	$210	$202	$141	$50	$(3)	$(197)	$677	$—	$130	$807
Other operating income (loss) (Total other revenues)	113	59	66	321	71	(66)	197	761	19	(3)	777

Total revenues (loss)	387	269	268	462	121	(69)	—	1,438	19	127	1,584
Loan impairment charges (Provision for credit losses) (3)	25	214	19	(5)	5	—	—	258	1	5	264

	362	55	249	467	116	(69)	—	1,180	18	122	1,320
Operating expenses (Total cost and expenses) (2)	319	9	142	198	86	1	—	755	1	122	878

Profit (loss) before income tax expense	43	46	107	269	30	(70)	—	425	17	—	442

Income tax expense (benefit)	18	16	40	96	11	(30)	—	151	1	—	152

Net income (loss)	$25	$30	$67	$173	$19	$(40)	$—	$274	$16	$—	$290

Balances at end of period:
Total assets	$36,742	$21,344	$19,126	$132,212	$5,449	$411	$—	$215,284	$(43,109)	$—	$172,175
Total loans	32,044	20,344	17,207	22,042	4,624	—	—	96,261	347	(9,199)	87,409
Goodwill	924	—	368	497	337	—	—	2,126	590	—	2,716
Total deposits	41,473	42	17,133	34,198	10,241	—	—	103,087	3,379	333	106,799

	IFRSs Consolidated Amounts								(4) IFRSs Adjustments	(5) IFRSs Reclassifications	U.S. GAAP Consolidated Totals

	PFS	CF	CMB	Global Banking and Markets	PB	Other	Intersegmental Revenue	Total

(in millions)
Six months ended June 30, 2008
Net interest income (loss) (1)	$484	$599	$380	$316	$96	$(3)	$(161)	$1,711	$(9)	$349	$2,051
Other operating income (loss) (Total other revenues)	300	162	142	(790)	90	80	161	145	36	(108)	73

Total revenues (loss)	784	761	522	(474)	186	77	—	1,856	27	241	2,124
Loan impairment charges (Provision for credit losses) (3)	245	749	107	57	1	—	—	1,159	(1)	(54)	1,104

	539	12	415	(531)	185	77	—	697	28	295	1,020
Operating expenses (Total cost and expenses) (2)	603	22	291	406	136	—	—	1,458	1	295	1,754

Profit (loss) before income tax expense	(64)	(10)	124	(937)	49	77	—	(761)	27	—	(734)

Income tax expense (benefit)	(24)	(4)	49	(358)	19	29	—	(289)	7	—	(282)

Net income (loss)	$(40)	$(6)	$75	$(579)	$30	$48	$—	$(472)	$20	$—	$(452)

Six months ended June 30, 2007
Net interest income (loss) (1)	$560	$409	$398	$138	$100	$(4)	$(329)	$1,272	$(3)	$327	$1,596
Other operating income (loss) (Total other revenues)	263	107	128	575	144	(61)	329	1,485	5	(79)	1,411

Total revenues (loss)	823	516	526	713	244	(65)	—	2,757	2	248	3,007
Loan impairment charges (Provision for credit losses) (3)	29	388	37	(10)	12	—	—	456	5	8	469

	794	128	489	723	232	(65)	—	2,301	(3)	240	2,538
Operating expenses (Total cost and expenses) (2)	611	17	282	387	168	2	—	1,467	14	240	1,721

Profit (loss) before income tax expense	183	111	207	336	64	(67)	—	834	(17)	—	817

Income tax expense (benefit)	56	39	65	114	20	(29)	—	265	(12)	—	253

Net income (loss)	$127	$72	$142	$222	$44	$(38)	$—	$569	$(5)	$—	$564

(1)

Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	IFRS adjustments consist of the accounting differences between IFRSs and U.S. GAAP, which are more fully described below.

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

See “Basis of Reporting” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in HUSI’s Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete discussion of differences between U.S. GAAP and IFRSs. Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Basis of Reporting”. A summary of the significant differences between U.S. GAAP and IFRSs as they impact HUSI’s results are presented below.

Net interest income

Deferred loan origination costs and fees – Certain loan fees and incremental direct loan origination costs, including direct salaries but excluding overhead costs, are deferred and amortized to earnings over the life of the loan under IFRSs. Certain loan fees and direct incremental loan origination costs, including an apportionment of overhead in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP.

Loan origination cost deferrals under IFRSs are more stringent and result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.

Under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain (loss) on debt designated at fair value and related derivatives which is a component of other revenues.

Other operating income (Total other revenues)

Derivatives – Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to recognize the difference between transaction price and fair value as Day 1 profit and loss impacts and permits recognition upfront in the Consolidated Statement of (Loss) Income. Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled. This causes the net income under U.S. GAAP to be higher than under IFRSs.

Unquoted equity securities – Under IFRSs, equity securities which are not quoted on a recognized exchange (MasterCard Class B shares and Visa Class B shares), but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available for sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange, are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets. In the second quarter of 2008, HUSI converted a portfolio of MasterCard B shares to MasterCard A shares and, under U.S. GAAP, re-classified these securities to the trading portfolio.

Fair value option – Reflects the impact of applying the fair value option under IFRSs to certain debt instruments issued, and includes an adjustment of the initial valuation of the debt instruments. Prior to January 1, 2008, the debt was accounted for at amortized cost under U.S. GAAP. This difference was eliminated upon the adoption of fair value option under U.S. GAAP on January 1, 2008.

Loan impairment charges (Provision for credit losses)

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

Operating expenses (Total costs and expenses)

Pension costs – Operating expenses under U.S. GAAP is higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor”.

Assets

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

Securities – Under IFRS, securities include HSBC shares held for stock plans at fair value.

Note 18. New Accounting Pronouncements

HUSI adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), effective January 1, 2008. The new standard defines fair value, provides a framework for measuring fair value and enhances the disclosure requirements for fair value measurements. HUSI recorded an after-tax cumulative-effect adjustment of approximately $36 million as an increase to the opening balance of retained earnings as of January 1, 2008. Refer to Note 15, “Fair Value Measurements” of the consolidated financial statements for further details.

HUSI adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), effective January 1, 2008. SFAS 159 provides a fair value option (FVO) that allows HUSI to irrevocably elect fair value as the initial and subsequent measurement attribute for most financial assets and liabilities on an instrument-by-instrument basis. As a result of the adoption of SFAS 159, HUSI recorded an after-tax cumulative-effect adjustment of approximately $77 million as an increase to the opening balance of retained earnings as of January 1, 2008. Refer to Note 16, “Fair Value Option” of the consolidated financial statements for further details.

In November 2007, the SEC issued Staff Accounting Bulletin 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109), which supersedes SAB 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 109 revises the views expressed by the staff in SAB 105 to specify that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the HUSI consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), “Business Combinations” (SFAS 141 (R)) which replaces Statement 141. The new guidance will result in, among other things, more assets and liabilities to be recognized and measured at fair value at the acquisition date; liabilities related to contingent consideration to be measured at fair value in subsequent periods with changes in fair value recorded in earnings; and the acquirer is required to expense all acquisition-related transaction costs. SFAS 141(R) also changes the recognition and measurement criteria for contingencies and bargain purchases. SFAS 141 (R) is effective for business combinations with an acquisition date in fiscal year 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements (SFAS 160)”. SFAS 160 requires non-controlling interests in subsidiaries initially to be measured at fair value and classified as a component of equity. Gains and losses from the sales of non-controlling interests are not recognized but are accounted for as capital transactions. However, if a sale of non-controlling interest results in the deconsolidation of a subsidiary, a gain or loss is recognized for the difference between the sale proceeds and the carrying amount of interest sold and a new fair value basis is established for any remaining interest held. The statement requires disclosure of the amounts of consolidated net income attributable to the parent and to the non-controlling interest on the face of the Consolidated Statement of (Loss) Income. SFAS 160 also required expanded disclosures that identify and distinguish between parent and non-controlling interests. SFAS 160 should be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. HUSI is currently evaluating the impact that SFAS 160 will have on its financial position or results of operations.

In February 2008, the FASB issued FSP SFAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. Under the new guidance, the initial transfer of a financial asset and subsequent repurchase financing involving the same asset is presumptively to be linked and are considered part of the same arrangement under SFAS 140. The initial transfer and subsequent financing transaction will be considered separate transactions under SFAS 140 if certain conditions are met. FSP SFAS 140-3 is effective for new transactions entered into in fiscal years beginning after November 15, 2008. Early adoption is prohibited. HUSI is currently evaluating the impact of FSP SFAS 140-3 on its financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and attempts to improve transparency in financial reporting. This statement requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and (d) credit-risk related contingent features in derivative agreements. It is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. HUSI is currently evaluating the changes required by this statement to its disclosure on its derivative instruments and hedging activities.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). The new standard identifies the sources of accounting principles and the framework for applying those principles to financial statements in accordance with U.S. GAAP. The statement supersedes Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The standard is not intended to cause significant changes to financial reports. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have any material impact on the HUSI consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. This statement applies to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of paragraph 6 of Statement 60 and that are not accounted for as derivative instruments. It clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of SFAS 163 will not have any material impact on the HUSI consolidated financial statements.

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

EXECUTIVE OVERVIEW

Loss before income taxes was $292 million for the quarter ended June 30, 2008 and $734 million for the six months ended June 30, 2008. A net loss of $174 million for the second quarter and $452 million for the first half of 2008 represents a decrease of $464 million and $1,016 million, respectively, as compared to the net income reported in the corresponding 2007 periods. Adverse conditions, particularly in the U.S. mortgage and credit markets, led to substantial declines in trading revenue and other income including higher valuation adjustments on mortgage loans held for sale and increases in credit loss provisions for consumer assets during the second quarter and first half of 2008 as compared to the corresponding 2007 periods. These losses were partially offset by income from higher net interest margin.

Revenues were $154 million and $73 million for the second quarter and first half of 2008, a decrease of $623 million and $1,338 million, respectively, as compared to the same 2007 periods. The decrease in revenues were primarily led by declines in trading revenues and negative valuation adjustments on assets held for sale as continued market disruptions resulted in significantly wider credit spreads and severely diminished liquidity. These market conditions translated into substantial write downs in the carrying value of several asset classes, including asset backed securities, sub-prime residential mortgage loans held for sale and credit derivative products, including derivative contracts with monoline insurance companies. The magnitude of these write-downs slowed in the second quarter of 2008 compared to the first quarter of 2008, as illustrated in the table below. These reductions to revenue were partially offset by increased fees from the credit card receivable portfolios, increased cash and investment management revenues, increased trading revenue from the foreign exchange desk as well as the sale of MasterCard shares and gains on the related economic hedge which increased revenues $134 million and, for the six month period, a gain on the sale of a portion of HUSI’s investment in Visa Class B shares which increased revenues $83 million. HUSI also realized $48 million during the second quarter of 2008 related to declines in the fair value of financial instruments and the related derivative contracts for which fair value option was elected, compared with increases of $9 million in the year-to-date period.

A summary of the significant valuation adjustments associated with these market disruptions which contributed to the decrease in revenues for the three and six month periods ended June 30, 2008 are summarized in the following table.

	Three months ended June 30, 2008	Six months ended June 30, 2008

Loss (Gain) (in millions)
Insurance monoline structured credit products	$314	$802
Other structured credit products	38	261
Mortgage loans held for sale	127	243
Leverage acquisition finance loans held for sale	(38)	103

Total	$441	$1,409

Provisions for credit losses increased $342 million in the second quarter and $635 million in the first half of 2008 as compared to the same periods in 2007, mainly due to growing delinquencies and charge offs within the credit card portfolio, higher delinquency and credit loss estimates related to home equity lines of credit, home equity loans and prime residential mortgage loans, which increased markedly in the second quarter of 2008 as conditions in the housing markets have continued to deteriorate, and specific write downs on both loans and loan commitments in the commercial loan portfolio.

Net interest income increased for both the second quarter and first half of 2008 as compared to the corresponding periods in 2007, primarily as a result of higher balance sheet management income due in large part to positions taken in expectation of decreased funding rates. The reduction of the amortization of private label credit card premiums paid also resulted in increased net interest income. These increases were partially offset by narrowing of interest rate spreads on core banking products primarily due to competitive pressures as customers migrated to higher yielding deposit products. Interest income also decreased due to the runoff of the residential mortgage and other consumer loan portfolios, and for the second quarter of 2008, the sale of $4 billion of residential mortgage loans in May 2008.

Operating expenses, which includes provisions for off balance sheet credit exposures, increased in both periods, as compared with the corresponding periods in 2007, primarily due to an increase in reserves related to off balance sheet credit exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This was partially offset by decreased staff costs from a lower number of employees including global resourcing initiatives undertaken by management and, for the six month period, reductions to the litigation accrual related to Visa.

Income Before Income Tax Expense - Significant Trends

Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	Three months ended June 30	Six months ended June 30

(in millions)
Income before income tax expense for 2007	$442	$817

Increase (decrease) in income before income tax expense attributable to:
Balance sheet management activities (1)	147	105
Trading related activities (2)	(354)	(1,158)
Private label receivable portfolio (3)	103	243
Loans held for sale (4)	(62)	(169)
Residential mortgage banking related revenue (5)	(31)	(25)
Gain on instruments at fair value and related derivatives (6)	(49)	9
Securities (loss) gain, net (7)	(50)	13
Provision for credit losses (8)	(342)	(635)
All other activity	(96)	66

	(734)	(1,551)

Loss before income tax benefit for 2008	$(292)	$(734)

(1)

Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains on sales of investments and trading revenues, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Refer to commentary regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment beginning on page 63 of this Form 10-Q, respectively.

(2)	Refer to commentary regarding trading (loss) revenue beginning on page 51 of this Form 10-Q.

(3)	Refer to commentary regarding the CF business segment beginning on page 60 of this Form 10-Q.

(4)	Refer to commentary regarding loans held for sale beginning on page 10 of this Form 10-Q.

(5)	Refer to commentary regarding residential mortgage banking revenue beginning on page 53 of this Form 10-Q.

(6)	Refer to commentary regarding fair value option and fair value measurement beginning on page 75 of this Form 10-Q.

(7)	Refer to commentary regarding Securities (loss) gain, net beginning on page 52 of this Form 10-Q.

(8)	Refer to commentary regarding provision for credit losses beginning on page 48 of this Form 10-Q.

Selected Financial Data

The following tables present a summary of selected financial information.

	Three months ended June 30		Six months ended June 30

	2008	2007	2008	2007

(in millions)
(Loss) income statement:
Net interest income	$1,090	$807	$2,051	$1,596
Provision for credit losses	(606)	(264)	(1,104)	(469)
Total other revenues	154	777	73	1,411
Total operating expenses	(930)	(878)	(1,754)	(1,721)

(Loss) income before income tax expense	(292)	442	(734)	817
Income tax benefit (expense)	118	(152)	282	(253)

Net (loss) income	$(174)	$290	$(452)	$564

Balances at period end:
Loans, net of allowance	$88,790	$86,507
Total assets	181,796	172,175
Total tangible assets	179,058	169,416
Total deposits	113,910	106,799
Common shareholder’s equity	10,465	10,459
Tangible common shareholder’s equity	8,395	8,081
Total shareholders’ equity	12,030	12,149

Selected financial ratios:
Total shareholders’ equity to total assets, at period end	6.62%	7.06%
Tangible common shareholder’s equity to total tangible assets, at period end	4.69%	4.77%
Rate of return on average (1):
Total assets	(.39)%	.69%	(.49)%	.69%
Total common shareholder’s equity	(7.54)	10.14	(9.88)	9.85
Net interest margin to average (1):
Earning assets	2.93%	2.26%	2.73%	2.28%
Total assets	2.45	1.94	2.25	1.96
Average total shareholders’ equity to average total assets (1)	6.56%	7.26%	6.29%	7.37%
Efficiency ratio (1)	74.76	55.45	82.57	57.21

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 91 of HUSI’s 2007 Form 10-K.

Significant trends and transactions that impacted pre-tax net income for the three month and six month periods ending June 30, 2008 and 2007 are summarized on page 39 of this Form 10-Q.

BASIS OF REPORTING

HUSI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

International Financial Reporting Standards (IFRSs)

Because HSBC reports results in accordance with IFRSs and IFRSs are used in measuring and rewarding performance of employees, HUSI management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measurement). The following table reconciles HUSI’s net income on a U.S. GAAP basis to net income on an IFRSs basis.

	Three months ended June 30		Six months ended June 30

	2008	2007	2008	2007

(in millions)
Net (loss) income – U.S. GAAP basis	$(174)	$290	$(452)	$564

Adjustments, net of tax:
Unquoted equity securities	(35)	39	(30)	44
Fair value option	—	(37)	—	(36)
Derivatives	1	—	5	1
Deferred loan origination costs and fees	4	2	5	10
Loan impairment	—	(1)	(2)	(1)
Property	2	—	5	8
Pension costs	—	2	2	3
Other	6	(21)	(5)	(24)

Total adjustments, net of tax	(22)	(16)	(20)	5

Net (loss) income – IFRSs basis	$(196)	$274	$(472)	$569

A summary of the significant differences between U.S. GAAP and IFRSs as they impact HUSI’s results are presented below:

Unquoted equity securities – Under IFRSs, equity securities which are not quoted on a recognized exchange (MasterCard Class B shares & Visa Class B shares), but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available for sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange, are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets. In the second quarter of 2008, HUSI converted a portfolio of MasterCard B Shares to MasterCard A Shares which resulted in higher income under U.S. GAAP.

Fair value option – Reflects the impact of applying the fair value option under IFRSs to certain debt instruments issued, and includes an adjustment of the initial valuation of the debt instruments. Prior to January 1, 2008, the debt was accounted for at amortized cost under U.S. GAAP. This difference was eliminated upon the adoption of fair value option under U.S. GAAP on January 1, 2008. Also under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in the gain (loss) on instruments at fair value and related derivatives, which is a component of other revenues.

Derivatives – Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to recognize the difference between transaction price and fair value as Day 1 profit and loss impacts and permits recognition upfront in the Consolidated Statement of (Loss) Income. Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized 1) over the period of contract, 2) when the data becomes observable, or 3) when the contract is settled. In the current period this has caused the net income under U.S. GAAP to be higher than under IFRSs.

Deferred loan origination costs and fees – Under IFRSs, loan origination costs deferrals are more stringent and result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.

Loan impairment – The establishment of the recovery asset under IFRSs associated with the private label credit card portfolio purchased from HSBC Finance Corporation results in higher earnings under IFRSs than under U.S. GAAP. Subsequent recoveries are credited to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs, resulting in lower earnings under IFRSs. Net interest income is higher under IFRSs than under U.S. GAAP due to the imputed interest on the recovery asset.

Property– Under IFRSs, the value of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the values of tangible fixed assets and shareholders’ equity are lower under U.S. GAAP than under IFRSs. There is a correspondingly lower depreciation charge and higher net income as well as higher gains (or smaller losses) on the disposal of fixed assets under U.S. GAAP. For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under IFRSs for the period.

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor”.

Other – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs, which were not individually material for the three and six month periods ended June 30, 2008 and 2007.

BALANCE SHEET REVIEW

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Balance sheet totals at June 30, 2008, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

	June 30, 2008	December 31, 2007		June 30, 2007

		Amount	%	Amount	%

($ in millions)
Period end assets:
Short-term investments	$20,535	$(1,450)	(7)	$(4,870)	(19)
Loans, net	88,790	(5,622)	(6)	2,283	3
Trading assets	33,940	(3,096)	(8)	6,697	25
Securities available for sale and securities held to maturity	24,915	2,062	9	2,133	9
Other assets	13,616	1,529	13	3,378	33

	$181,796	$(6,577)	(3)	$9,621	6

Funding sources:
Total deposits	$113,910	$(2,260)	(2)	$7,111	7
Trading liabilities	14,063	(2,190)	(13)	(1,261)	(8)
Short-term borrowings	8,997	(2,835)	(24)	3,567	66
All other liabilities	6,380	1,767	38	2,682	73
Long-term debt	26,416	(1,852)	(7)	(2,359)	(8)
Shareholders’ equity	12,030	793	7	(119)	(1)

	$181,796	$(6,577)	(3)	$9,621	6

Short-Term Investments

Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. These investments are typically highly liquid and may fluctuate considerably between reporting periods.

Loans, Net

Loan balances at June 30, 2008, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

	June 30, 2008	December 31, 2007		June 30, 2007

		Amount	%	Amount	%

($ in millions)
Total commercial loans	$40,152	$1,352	3	$10,574	36

Consumer loans:
Residential mortgages	30,129	(5,251)	(15)	(7,650)	(20)
Credit card receivables:
Private label	16,187	(1,240)	(7)	81	1
MasterCard/Visa	2,064	76	4	535	35
Other consumer	2,054	(177)	(8)	(363)	(15)

Total consumer loans	50,434	(6,592)	(12)	(7,397)	(13)

Total loans	90,586	(5,240)	(5)	3,177	4
Allowance for credit losses	1,796	382	27	894	99

Loans, net	$88,790	$(5,622)	(6)	$2,283	3

Increased commercial loan balances since December 31, 2007 and June 30, 2007 were partly due to expansion of middle market activities, as well as an increase in previously unfunded commitments. Additionally, HUSI originates commercial loans in connection with its participation in a number of leveraged acquisition finance syndicates. A majority of these loans were originated with the intent of selling them to third parties and were therefore classified as held for sale at June 30, 2008 and December 31, 2007.

Residential mortgage loans have decreased since December 31, 2007, primarily as a result of the sale of approximately $4 billion of prime Adjustable Rate Mortgages (ARM) in May 2008. Additionally, as a result of balance sheet initiatives to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI sells a majority of its residential loan originations through the secondary markets and has allowed the existing loan portfolio to run off, resulting in reductions in loan balances throughout 2007 and the first six months of 2008. Other consumer loans have decreased primarily due to the discontinuation of originations of indirect auto financing loans.

Higher average receivable balances, largely attributable to the co-brand MasterCard and Visa portfolio, have resulted in higher credit card receivable balances from June 30, 2007. Lower balances from December 31, 2007 are primarily due to normal seasonal run-off which largely occurred in the first quarter of 2008.

Trading Assets and Liabilities

Trading assets and liabilities balances at June 30, 2008, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

	June 30, 2008	December 31, 2007		June 30, 2007

		Amount	%	Amount	%

($ in millions)
Trading assets:
Securities (1)	$12,233	$(1,304)	(10)	$(2,282)	(16)
Precious metals	7,579	(1,209)	(14)	4,130	120
Derivatives	14,128	(583)	(4)	4,849	52

	$33,940	$(3,096)	(8)	$6,697	25

Trading liabilities:
Securities sold, not yet purchased	$931	$(513)	(36)	$(2,717)	(74)
Payables for precious metals	2,255	732	48	323	17
Derivatives	10,877	(2,409)	(18)	1,133	12

	$14,063	$(2,190)	(13)	$(1,261)	(8)

(1)

Includes U.S. Treasury securities, securities issued and guaranteed by U.S. Government agencies and U.S. Government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

Decreased securities balances from both June 30, 2007 and December 31, 2007 primarily resulted from sales and write-downs on securities, as spreads have continued to widen and underlying collateral has continued to deteriorate.

Higher derivative balances from June 30, 2007 resulted from increased values on various derivative products including credit default swaps, foreign currency forward contracts and total return swaps as a result of movements in credit spreads and currency curves. The decrease in derivative balances compared to December 31, 2007 is a result of lower trading activity and increased negative adjustments on existing derivative contracts which offset increases in values related to credit default swaps, foreign currency forward contracts and total return swaps.

Higher precious metals balances at June 30, 2008, as compared to June 30, 2007 were due to higher market prices for various metals, specifically gold and platinum. Balances from December 31, 2007 remained relatively flat due to higher gold prices being offset by lower metal inventory.

Securities Available for Sale and Securities Held to Maturity

Securities balances increased from December 31, 2007 and June 30, 2007 due to balance sheet management activities directed towards the deployment of excess funding and interest rate risk management.

Deposits

Deposit balances by major depositor categories at June 30, 2008, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

	June 30, 2008	December 31, 2007		June 30, 2007

		Amount	%	Amount	%

($ in millions)
Individuals	$48,287	$536	1	$1,561	3
Partnerships and corporations	43,427	(233)	(1)	4,748	12
Domestic and foreign banks	18,693	(1,055)	(5)	1,000	6
U.S. Government, states and political subdivisions	2,714	253	10	691	34
Foreign government and official institutions	789	(1,761)	(69)	(889)	(53)

Total deposits	$113,910	$(2,260)	(2)	$7,111	7

Total core deposits (1)	$66,358	$1,279	2	$4,192	7

(1)

HUSI monitors “core deposits” as a key measure for assessing results of its core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

HUSI has a growth strategy for its core domestic banking network, which includes building deposits across multiple geographic markets, channels and customer segments and utilizing multiple delivery systems. This strategy includes various initiatives:

•	deployment of new personal and business checking and savings products, with an emphasis on relationship based products that offer more competitive pricing;

•	internet based products offered through the HSBC Direct website, particularly Online Savings accounts. The Online Savings account was launched in 2005 and has grown to $13.1 billion at June 30, 2008;

•	retail branch expansion in existing markets;

•	improved delivery systems, including internet, call center and ATM capabilities;

•	refined marketing and customer analytics for the affluent customer population; and

•	refined marketing and customer analytics to drive increased utilization of products and improve customer retention.

Decreased deposit balances related to domestic and foreign banks, as well as foreign government and official institutions is primarily due to decreased short term funding rates.

RESULTS OF OPERATIONS

Net Interest Income

An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on page 92 of this Form 10-Q. Significant components of HUSI’s net interest margin are summarized in the following table.

	Three months ended June 30		Six months ended June 30

	2008	2007	2008	2007

Yield on total earning assets	5.29%	6.18%	5.47%	6.18%
Rate paid on interest bearing liabilities	2.64	4.43	3.05	4.40

Interest rate spread	2.65	1.75	2.42	1.78
Benefit from net non-interest earning or paying funds	.28	.51	.31	.50

Net interest margin to earning assets (1)	2.93%	2.26%	2.73%	2.28%

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on pages 91-92 of HUSI’s 2007 Form 10-K.

Significant trends affecting the comparability of 2008 and 2007 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three months ended June 30		Six months ended June 30

	Amount	Interest Rate Spread	Amount	Interest Rate Spread

($ in millions)
Net interest income/interest rate spread from prior year	$815	1.75%	$1,610	1.78%

Increase (decrease) in net interest income associated with:
Trading related activities (1)	74		116
Balance sheet management activities (2)	224		326
Private label and co-brand credit cards	95		195
Residential mortgage banking	(3)		(13)
Deposits	(83)		(135)
Other activity	(25)		(33)

Net interest income/interest rate spread for current year	$1,097	2.65%	$2,066	2.42%

(1)	Refer to commentary regarding trading (loss) revenue, beginning on page 51 of this Form 10-Q.

(2)

Represents HUSI’s activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and HUSI’s approach to manage such risk, are described beginning on page 86 of this Form 10-Q.

Trading Related Activities

Net interest income for trading related activities increased primarily due to decreased funding costs, as well as an increase in average trading assets.

Balance Sheet Management Activities

Higher net interest income from balance sheet management activities was primarily due to positions taken in expectation of decreased short term funding rates.

Private Label and Co-Brand Credit Cards

Higher net interest income on private label and co-brand credit cards for the second quarter and first half of 2008 as compared to the same 2007 period resulted from:

•	restructured pricing on certain card products;

•	lower promotional balances; and

•	lower amortization of premiums on the initial purchase, as well as lower daily premiums.

Residential Mortgage Banking

Lower net interest income from residential mortgage activities primarily resulted from a decrease in the portfolio due to the sale of approximately $4 billion of prime Adjustable Rate Mortgages (ARM) in May 2008 as well as overall contraction of the residential mortgage loan portfolio as a result of a continuing strategy to reduce prepayment risk and improve structural liquidity. As a result, HUSI continues to sell a majority of its residential mortgage loan originations and allow the existing residential mortgage loan portfolio to runoff.

Deposits

Lower net interest income from deposits was primarily due to spread compression on core banking activities in the PFS and CMB business segments. These segments have been affected by falling interest rates, a migration of customer deposits to higher yielding deposit products such as online savings and a more competitive retail market.

Other Activity

Lower net interest income from other activity is related to a decrease in interest income related to interest bearing deposits with banks and Federal funds sold and securities purchased under resale agreements. This was partially offset by an increase in interest income related to loans held for sale as adverse market conditions have resulted in loans being held for longer periods.

Provision for Credit Losses

The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase

	2008	2007	Amount	%

($ in millions)
Three months ended June 30:
Commercial	$50	$32	$18	56

Consumer:
Residential mortgages	184	10	174	*
Credit card receivables	353	204	149	73
Other consumer	19	18	1	6

Total consumer	556	232	324	140

Total provision for credit losses	$606	$264	$342	130

Six months ended June 30:
Commercial	$141	$65	$76	117

Consumer:
Residential mortgages	241	24	217	*
Credit card receivables	684	347	337	97
Other consumer	38	33	5	15

Total consumer	963	404	559	138

Total provision for credit losses	$1,104	$469	$635	135

*     Not meaningful.

Provision expense associated with credit card receivables increased $149 million in the second quarter and $337 million in the first six months of 2008 as compared with the corresponding 2007 periods. This primarily resulted from higher delinquencies and charge offs within the private label credit card portfolio due to higher levels of personal bankruptcy filings and the impact of a weakening U.S. economy.

Provision expense on residential mortgages increased $174 million in the second quarter and $217 million in the first six months of 2008 as compared with the corresponding 2007 periods. The increase was attributable to increased delinquencies and charge offs within the Home Equity Line of Credit (HELOC) and Home Equity Loan portfolios, which increased markedly in the second quarter of 2008, primarily due to the continued deterioration in real estate values in certain markets. In addition, delinquencies in the prime residential first mortgage loans have continued to worsen in the second quarter of 2008, primarily due to continued deterioration in the housing markets. Also contributing to this increase, to a lesser extent, is the portfolio of higher quality nonconforming residential mortgage loans which HUSI purchased from HSBC Finance Corporation.

Commercial loan provision expense increased $18 million in the second quarter of 2008 and $76 million in the first six months of 2008 as compared with the corresponding 2007 periods. Higher provision expense resulted from general economic conditions as well as higher specific provisions on middle market portfolios. General provisions on commercial real estate and middle market portfolios also increased as a result of deteriorating economic conditions.

See “Credit Quality” for additional commentary on the allowance for credit losses associated with HUSI’s various loan portfolios.

Other Revenues

Decreased revenue for the three months and six months ended June 30, 2008, was mostly driven by reduced liquidity and higher volatility in the credit and sub-prime markets which led to substantial valuation losses and trading losses being recorded. This was partially offset by increased credit card fees and trust income.

The components of other revenues are summarized in the following tables.

			Increase (Decrease)

Three months ended June 30	2008	2007	Amount	%

($ in millions)
Credit card fees	$211	$198	$13	7

Other fees and commissions	151	136	15	11

Trust income	36	24	12	50

Trading (loss) revenues	(116)	312	(428)	(137)

Securities (loss) gain, net	(34)	16	(50)	*

HSBC affiliate income:
Fees and commissions	27	29	(2)	(7)
Other affiliate income	6	12	(6)	(50)

	33	41	(8)	(20)

Residential mortgage banking revenue	14	42	(28)	(67)

(Loss) gain on instruments at fair value and related derivatives (1)	(48)	1	(49)	*

Other (loss) income:
Valuation of loans held for sale	(127)	(65)	(62)	(95)
Insurance	9	6	3	50
Earnings from equity investments	19	24	(5)	(21)
Miscellaneous income	6	42	(36)	(86)

	(93)	7	(100)	*

Total other revenues	$154	$777	$(623)	(80)

(1)

Includes gains and losses associated with financial instruments elected to be measured at fair value under SFAS 159, and the associated economically hedging derivatives. Refer to Note 16, “Fair Value Option” of the consolidated financial statements for additional information.

*	Not meaningful.

			Increase (Decrease)

Six months ended June 30	2008	2007	Amount	%

($ in millions)
Credit card fees	$442	$376	$66	18

Other fees and commissions	288	299	(11)	(4)

Trust income	69	47	22	47

Trading (loss) revenues	(825)	449	(1,274)	*

Securities gains, net	50	37	13	35

HSBC affiliate income:
Fees and commissions	65	50	15	30
Other affiliate income	22	37	(15)	(41)

	87	87	—	—

Residential mortgage banking revenue	51	63	(12)	(19)

Gain on instruments at fair value and related derivatives (1)	9	—	9	—

Other (loss) income:
Valuation of loans held for sale	(243)	(74)	(169)	*
Insurance	18	20	(2)	(10)
Earnings from equity investments	38	41	(3)	(7)
Miscellaneous income	89	66	23	35

	(98)	53	(151)	*

Total other revenues	$73	$1,411	$(1,338)	(95)

(1)

Includes gains and losses associated with financial instruments elected to be measured at fair value under SFAS 159, and the associated economically hedging derivatives. Refer to Note 16, “Fair Value Option” of the consolidated financial statements for additional information.

*	Not meaningful.

Credit Card Fees

Higher credit card fees during both periods were primarily due to higher late fees from increased delinquencies within the private label credit card portfolio.

Other Fees and Commissions

Higher other fee-based income for the three months ended June 30, 2008 as compared to the corresponding 2007 period is primarily due to an increase in customer referral fees, loan syndication fees and fees generated by the Payments and Cash Management business. This was partially offset by a reduction in Wealth and Tax Advisory Services (WTAS) fees resulting from the sale of this business in December 2007.

Lower other fee-based income for the six months ended June 30, 2008 as compared to the corresponding 2007 period is primarily due to the sale of the WTAS subsidiary in December 2007, which contributed $24 million and $52 million in the second quarter and first half of 2007, respectively.

Trust Income

Higher trust income for the three and six months ended June 30, 2008 as compared to the corresponding 2007 periods is due to increased activity in the Asset Management business within the Global Banking and Market segment.

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

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended June 30:
Trading (loss) revenue	$(116)	$312	$(428)	(137)
Net interest income (loss)	69	(5)	74	*

Trading related (loss) revenue	$(47)	$307	$(354)	(115)

Business:
Derivatives	$(158)	$236	$(394)	(167)
Treasury (primarily securities)	(21)	6	(27)	*
Foreign exchange and banknotes	117	59	58	98
Precious metals	9	8	1	13
Other trading	6	(2)	8	*

Trading related (loss) revenue	$(47)	$307	$(354)	(115)

Six months ended June 30:
Trading (loss) revenue	$(825)	$449	$(1,274)	*
Net interest income (loss)	87	(29)	116	*

Trading related (loss) revenue	$(738)	$420	$(1,158)	*

Business:
Derivatives	$(863)	$290	$(1,153)	*
Treasury (primarily securities)	(129)	(6)	(123)	*
Foreign exchange and banknotes	207	114	93	82
Precious metals	43	23	20	87
Other trading	4	(1)	5	*

Trading related (loss) revenue	$(738)	$420	$(1,158)	*

*     Not meaningful.

Trading (loss) revenue for the second quarter and first six months of 2008 was significantly affected by reduced liquidity, widening spreads and higher volatility in the credit markets, however the magnitude of the decrease which drove the significant year to date decline in trading revenue slowed in the second quarter of 2008.

Trading losses related to derivatives increased substantially in 2008, primarily due to fair value adjustments due to counterparty credit reserves on credit derivatives. Most notably, the continued downgrades in credit ratings of monoline insurance companies have resulted in fair value adjustments on derivative contracts with these entities due to counterparty credit risk exposures. As of June 30, 2008, this exposure totaled $1,942 million. HUSI recorded write downs on contracts with monoline insurance companies of approximately $314 million and $802 million in the second quarter and first half of 2008, respectively, which reflects the decreased credit quality of these entities and concerns over their ability to perform at this date. Additionally, losses on other structured credit products were $38 million and $261 million for the second quarter and first half of 2008, respectively. Partially offsetting this, during the second quarter of 2008, HUSI sold MasterCard B shares resulting in a gain of $134 million.

Trading losses related to securities of $21 million in the second quarter and $129 million for the first six months of 2008 increased significantly as compared with the corresponding 2007 periods, primarily due to credit spread widening and write downs on asset backed securities held for trading purposes.

Partially offsetting the above noted declines in trading revenues, the foreign exchange business has continued to contribute increased revenues as a result of ongoing market volatility and increased trading volume.

Securities (Loss) Gain, Net

HUSI maintains various securities portfolios as part of its overall balance sheet diversification and risk management strategies. The following table summarizes net Securities (loss) gain resulting from various strategies.

	Three months ended June 30		Six months ended June 30

	2008	2007	2008	2007

(in millions)
Sale of Visa Class B Shares	$—	$—	$83	$—
Balance sheet diversity and reduction of risk	—	1	1	9
Reduction of Latin American investment exposure	—	15	—	20
Sales on equity investments to an HSBC affiliate (1)	—	—	—	8
Other-than-temporarily impaired available for sale securities	(24)	—	(24)	—
Other	(10)	—	(10)	—

Securities (loss) gain, net	$(34)	$16	$50	$37

(1)

Represents net gains realized from transfers of various available for sale securities, other non-marketable securities and equity investments as part of a strategy to consolidate certain investments into common HSBC entities.

HSBC Affiliate Income

Affiliate fees and commissions decreased $8 million for the second quarter as compared to the same 2007 period. This was primarily related to a decrease in customer referral fees and other fees received from HSBC affiliates.

Affiliate income remained flat for the first half of 2008, as compared to the same 2007 period. Higher affiliate fees and commissions was due to an increase in customer referral fees and other fees received from HSBC affiliates primarily in the first quarter of 2008. Offsetting this was a decrease in gains related to lower volumes of tax refund anticipation loan originations of $10 million as compared to the corresponding 2007 period.

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

			Increase (Decrease)

Three months ended June 30	2008	2007	Amount	%

($ in millions)
Net interest income	$64	$67	$(3)	(4)

Servicing related income:
Servicing fee income	31	29	2	7
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	46	57	(11)	(19)
Realization of cash flows	(20)	(22)	2	9
Trading – Derivative instruments used to offset changes in value of MSRs	(70)	(51)	(19)	(37)

	(13)	13	(26)	(200)

Originations and sales related income:
Gains on sales of residential mortgages	23	22	1	5

Other mortgage income	4	7	(3)	(43)

Total residential mortgage banking revenue included in other revenues	14	42	(28)	(67)

Total residential mortgage banking related revenue	$78	$109	$(31)	(28)

			Increase (Decrease)

Six months ended June 30	2008	2007	Amount	%

($ in millions)
Net interest income	$126	$139	$(13)	(9)

Servicing related income:
Servicing fee income	62	56	6	11
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	25	64	(39)	(61)
Realization of cash flows	(50)	(46)	(4)	(9)

Trading – Derivative instruments used to offset changes in value of MSRs	(30)	(54)	24	44

	7	20	(13)	(65)

Originations and sales related income:
Gains on sales of residential mortgages	35	29	6	21

Other mortgage income	9	14	(5)	(36)

Total residential mortgage banking revenue included in other revenues	51	63	(12)	(19)

Total residential mortgage banking related revenue	$177	$202	$(25)	(12)

     Net Interest Income

Decreased net interest income for the second quarter and the first six months of 2008 resulted from lower average residential mortgage loans outstanding. During this period, HUSI continued to sell the majority of new loan originations to government sponsored enterprises and private investors and allow existing loans to runoff. The held loan portfolio is expected to continue to decline for the remainder of 2008 as a result of this initiative. Additionally, in May 2008, HUSI completed the sale of approximately $4 billion of prime adjustable rate mortgage loans to a third party.

     Servicing Related Income

Higher servicing fee income for the second quarter and the first six months of 2008 resulted from a higher volume of loans included within the average serviced loans portfolio. The average serviced loans portfolio increased approximately 11% in the first half of 2008 as HUSI continued servicing a portfolio of loans previously serviced by a third party.

The increased serviced loans portfolio, and its positive impact on service fee income, was partially offset by an increase in realization of cash flows on the growing portfolio of loans serviced for others for the first six months of 2008. Unfavorable MSR performance for the second quarter and the first six months of 2008 resulted primarily from increased market volatility in the mortgage market.

     Originations and Sales Related Income

Higher originations and sales related income for the first six months of 2008 was a result of a $4 billion adjustable rate mortgage loan sale to the Federal Home Loan Mortgage Corporation (FHLMC) which resulted in a gain of approximately $13.5 million. This was partially offset by lower gains on sales of originated mortgage loans.

(Loss) Gain on Instruments at Fair Value and Related Derivatives

HUSI adopted SFAS 159 (refer to Note 16, “Fair Value Option” of the consolidated financial statements for additional information) on January 1, 2008 and has elected to apply the fair value option to commercial leveraged acquisition finance loans, unfunded commitments, certain fixed rate debt issuances and all structured notes and structured deposits which contain embedded derivatives and were issues after January 1, 2006 at fair value. For the three months ended June 30, 2008, HUSI recognized a gain of $31 million representing a net change in fair value of all instruments indicated above, offset by a loss of $79 million on the related derivatives. For the six months ended June 30, 2008, a gain of $139 million was recorded on these instruments, offset by a loss of $130 million on the related derivatives.

Other (Loss) Income

The decrease in other (loss) income for the second quarter and year to date periods is primarily due to write downs on loans held for sale which totaled $127 million and $243 million for the second quarter and first half of 2008, respectively. Additionally, a $23 million decrease in other income was recorded in the second quarter of 2008 related to decreased valuations on credit default swaps used to economically hedge credit exposures.

     Valuation on Loans Held for Sale

Deterioration in the U.S. mortgage markets have resulted in negative valuation adjustments on loans held for sale in the second quarter and first six months of 2008. Valuations on loans held for sale relate to residential mortgage loans purchased from HSBC affiliates and third parties with the intent of securitization or sale. Included in this portfolio is approximately $1.5 billion of sub-prime residential mortgage loans as of June 30, 2008. Loans held for sale are recorded by HUSI at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Overall weakness and illiquidity in the U.S. residential mortgage market, and specifically the sub-prime market, resulted in valuation adjustments totaling $127 million and $243 million being recorded on these loans in the second quarter and first half of 2008, as compared with $65 million and $74 million during the same time period of the previous year.

Operating Expenses

The components of operating expenses are summarized in the following tables.

			Increase (Decrease)

Three months ended June 30	2008	2007	Amount	%

($ in millions)
Salaries and employee benefits	$332	$341	$(9)	(3)

Occupancy expense, net	65	59	6	10

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	116	113	3	3
Fees paid to HMUS	58	66	(8)	(12)
Fees paid to HTSU for technology services	60	62	(2)	(3)
Fees paid to other HSBC affiliates	58	49	9	18

Total support services from HSBC affiliates	292	290	2	1

Other expenses:
Equipment and software	11	14	(3)	(21)
Marketing	35	31	4	13
Outside services	33	38	(5)	(13)
Professional fees	19	16	3	19
Telecommunications	5	6	(1)	(17)
Postage, printing and office supplies	8	9	(1)	(11)
Off balance sheet credit reserves	43	(5)	48	*
Miscellaneous	87	79	8	10

Total other expenses	241	188	53	28

Total operating expenses	$930	$878	$52	6

Personnel - average number	11,728	12,325	(597)	(5)
Efficiency ratio	74.76%	55.45%

* Not meaningful.

			Increase (Decrease)

Six months ended June 30	2008	2007	Amount	%

($ in millions)
Salaries and employee benefits	$641	$678	$(37)	(5)

Occupancy expense, net	130	118	12	10

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	237	232	5	2
Fees paid to HMUS	109	123	(14)	(11)
Fees paid to HTSU for technology services	120	123	(3)	(2)
Fees paid to other HSBC affiliates	116	91	25	27

Total support services from HSBC affiliates	582	569	13	2

Other expenses:
Equipment and software	22	29	(7)	(24)
Marketing	73	63	10	16
Outside services	63	68	(5)	(7)
Professional fees	37	33	4	12
Telecommunications	10	10	—	—
Postage, printing and office supplies	18	18	—	—
Off balance sheet credit reserves	54	(8)	62	*
Miscellaneous	124	143	(19)	(13)

Total other expenses	401	356	45	13

Total operating expenses	$1,754	$1,721	$33	2

Personnel - average number	11,837	12,322	(485)	(4)
Efficiency ratio	82.57%	57.21%

* Not meaningful.

Salaries and Employee Benefits

Decreased salaries and employee benefits expense for the three months and six months ending June 30, 2008, as compared to the same 2007 periods, are mainly due to lower headcount and the resulting reduction in salaries and bonus payments. Also contributing to this decrease are global resourcing initiatives undertaken by management. Refer to Support Services from HSBC Affiliates below.

Occupancy Expense, Net

Expansion of the core banking and commercial lending networks within the PFS and CMB business segments has been a key component of recent business expansion initiatives. New branches have been opened, resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses during the three and six month periods ending June 30, 2008, as compared to the same 2007 periods.

Support Services from HSBC Affiliates

Higher expense for the three months and six months ended June 30, 2008 primarily resulted from HUSI’s utilization of other HSBC affiliates in support of global resourcing initiatives, which has resulted in a corresponding reduction in salary and employee benefits expense. This is partially offset by a decrease in fees paid to HMUS for treasury and traded markets services.

Other Expenses

Other expenses increased for the second quarter and first six months of 2008, as compared to the corresponding 2007 periods. This was primarily due to an increase in reserves on off-balance sheet credit exposures, including letters of credit, unused commitments to extend credit and financial guarantees. Partially offsetting this was a $37 million decrease due to an adjustment to VISA litigation expenses for the six months ended June 30, 2008. Also contributing to an increase in miscellaneous expenses, to a lesser extent, are higher marketing expenses resulting from continuing investment in HSBC brand activities, marketing support for branch expansion initiatives within the PFS business segment and an increase in marketing for CMB products and services.

Efficiency Ratio

	Three months ended June 30		Six months ended June 30

	2008	2007	2008	2007

Efficiency ratio (1)	74.76%	55.45%	82.57%	57.21%

(1)	Ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues.

Deterioration of the efficiency ratio resulted primarily from a decrease in other revenues, partially offset by higher net interest income for the three months and six months ended June 30, 2008, as compared to the same 2007 periods. In addition, operating expenses increased only moderately at both of these periods.

SEGMENT RESULTS

HUSI has five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described on pages 5-7 of HUSI’s 2007 Form 10-K.

HUSI reports results to HSBC in accordance with its reporting basis, IFRSs. Segment results are presented on an IFRS basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated, and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, HUSI continues to monitor capital adequacy, establish dividend policy, and report to regulatory agencies on a U.S. GAAP basis. A summary of significant differences between U.S. GAAP and IFRSs as they impacted HUSI’s results are summarized in Note 17, “Business Segments” of the consolidated financial statements for additional information.

Personal Financial Services (PFS)

          Overview

Resources continued to be directed towards expansion of the core retail banking business, including investment in the HSBC brand and expansion of the branch network in existing areas, as well as an online savings program. The latter included offering a promotional rate on online savings accounts during the second quarter. As a result, balance sheet growth in the first half of 2008 was highlighted by a 5% increase in average deposits, as compared with the same 2007 period. Interest income, however, has declined compared with the same 2007 period due to narrowing of deposit spreads driven by competitive pricing pressures and general rate declines. Additionally, a deterioration in credit quality, particularly on Home Equity Lines of Credit and Home Equity Loans which increased markedly in the second quarter, credit cards, and in the second quarter of 2008, prime residential mortgage loans, has negatively impacted results.

HUSI continued to sell the majority of new residential mortgage loan originations to government sponsored enterprises and private investors and to allow the existing balance sheet to runoff. Additionally, in May 2008, HUSI sold $4 billion of residential mortgage loans to the Federal Home Loan Mortgage Corporation (FHLMC). As a result, average residential mortgage loans decreased approximately 10% for the first six months of 2008, as compared with the same 2007 period.

          Operating Results

The following table summarizes results for the PFS segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended June 30
Net interest income	$237	$274	$(37)	(14)
Other revenues	74	113	(39)	(35)

Total revenues	311	387	(76)	(20)
Provision for credit losses	186	25	161	*

	125	362	(237)	(65)
Operating expenses	323	319	4	1

Income before income tax expense	(198)	43	(241)	*
Income tax (benefit) expense	(75)	18	(93)	*

Net income	$(123)	$25	$(148)	*

Six months ended June 30
Net interest income	$484	$560	$(76)	(14)
Other revenues	300	263	37	14

Total revenues	784	823	(39)	(5)
Provision for credit losses	245	29	216	*

	539	794	(255)	(32)
Operating expenses	603	611	(8)	(1)

(Loss) income before income tax expense	(64)	183	(247)	(135)
Income tax (benefit) expense	(24)	56	(80)	(143)

Net (loss) income	$(40)	$127	$(167)	(131)

* Not meaningful.

Net interest income decreased for the second quarter and the first six months of 2008 as compared with the same 2007 periods due to narrowing of interest rate spreads driven by the declining rate environment, competitive pricing pressures on savings and certificate of deposit products and, in the second quarter of 2008, a promotional rate for online savings accounts. Net interest income was also impacted by lower interest income due to loan portfolio runoff on the residential mortgage portfolio, and for the second quarter of 2008, the sale of $4 billion of residential mortgages in May 2008. This was partially offset by widening interest rate spreads on MasterCard/Visa credit card balances.

Other revenues decreased in the second quarter, when compared to the same 2007 period, primarily due to a $31 million inter-segmental charge from the Global Banking and Markets Segment relating to the cost associated with early termination of the funding associated with the $4 billion mortgage loan sale mentioned above, as well as an increase in mortgage insurance loss reserves. This was partially offset by the gain on the sale of the above mentioned residential mortgage loans of $15.8 million. Other revenues increased for the six month period ending June 30, 2008, compared to the same 2007 period, due to a gain on the sale of $82.5 million from Visa Class B shares recorded in the first quarter which more than offset the items discussed above as well as lower revenues of $10 million resulting from lower volumes of federal income tax refund anticipation loans originated by HBUS and HSBC Trust Company (Delaware) (HTCD) and sold to HSBC Finance Corporation. Additionally, 2007 revenue in the year to date period included a gain on the sale of branch properties of $21 million.

Higher provision for credit losses in both periods was driven by an increase in delinquencies which resulted in significantly increased loan loss reserves as well as increased charge offs within the Home Equity Line of Credit (HELOC), Home Equity Loan and the Residential first mortgage loan portfolios. Provisions on MasterCard/Visa receivables and other consumer loans have also risen. Increased levels of personal bankruptcy filings and a weakening U.S. economy including rising unemployment rates, higher average receivable balances and lower recovery rate have driven higher delinquencies across all products in this segment.

Decreased operating expenses in the first half of 2008 were primarily related to the partial release of provision of $37 million representing a portion of the Visa indemnification reserve that was recorded in the fourth quarter of 2007. Higher staff, marketing, occupancy and technology costs reflecting investment in branch expansion and branch automation largely offsets the previously mentioned recovery. The above mentioned expenses also contributed to the increase in expense for the second quarter of 2008, when compared to the same 2007 period.

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

          Operating Results

The following table summarizes results for the CF segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended June 30
Net interest income	$305	$210	$95	45
Other revenues	69	59	10	17

Total revenues	374	269	105	39
Provision for credit losses	381	214	167	78

	(7)	55	(62)	(113)
Operating expenses	5	9	(4)	(44)

(Loss) income before income tax expense	(12)	46	(58)	(126)
Income tax (benefit) expense	(5)	16	(21)	(131)

Net (loss) income	$(7)	$30	$(37)	(123)

Six months ended June 30
Net interest income	$599	$409	$190	46
Other revenues	162	107	55	51

Total revenues	761	516	245	47
Provision for credit losses	749	388	361	93

	12	128	(116)	(91)
Operating expenses	22	17	5	29

(Loss) income before income tax expense	(10)	111	(121)	(109)
Income tax (benefit) expense	(4)	39	(43)	(110)

Net (loss) income	$(6)	$72	$(78)	(108)

Net interest income increased for the second quarter and first six months of 2008 as compared to the same 2007 periods primarily due to lower amortization of premiums paid for purchases of receivables included within the private label portfolio as well as lower funding costs due to a declining interest rate environment.

Other revenues have increased during both periods as a result of increased late fees due to higher delinquencies in the private label and co-brand credit card portfolios and higher credit card fees associated with the growing co-brand credit card portfolio. This was partially offset by higher servicing costs associated with the growing co-brand credit card portfolio.

The provision for credit losses associated with credit card receivables increased for the second quarter and first six months of 2008 as compared with the same 2007 period primarily due to higher levels of personal bankruptcy filings, lower recoveries of previously charged-off balances and the impact of a weakening U.S. economy. Provisions relating to the HMS portfolio also increased for both periods due to deterioration in the U.S. housing markets.

Operating expenses increased in the first half of 2008, as compared to the same 2007 period, primarily due to the increased collection expenses associated with higher levels of delinquent private label accounts, including higher servicing costs associated with a growing co-brand portfolio.

HUSI previously disclosed that it was considering the purchase of a portfolio of General Motors MasterCard receivables (the “GM Portfolio”) from HSBC Finance Corporation in the future in order to maximize the efficient use of capital and liquidity at both entities. In June 2008, HUSI decided to proceed with the purchase, subject to obtaining the necessary regulatory and other approvals and expects to apply for regulatory approval in the third quarter. HSBC Finance Corporation would, however, maintain the customer account relationships and, subsequent to the initial receivable purchase, HUSI would purchase additional volume on a daily basis. At June 30, 2008, the GM Portfolio had an outstanding receivable balance of approximately $6.3 billion. If this bulk purchase occurs, the transaction will be recorded at fair value. In future periods, HUSI’s net interest income and fee income would increase. Offsetting these increases would be amortization of the premium from the initial and continuing purchases of credit card receivables, provision for credit losses and servicing fees on the portfolio paid to HSBC Finance Corporation. HUSI cannot predict with any degree of certainty the timing as to when, or if, regulatory and other approvals will be received and, therefore, when the related asset purchase will be completed.

The Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Administration along with other federal regulators, have proposed rules that would, among other things, limit the ability of credit card issuers to increase credit card interest rates on existing balances. Similarly, several bills pending approval by Congress could impact credit card pricing and other terms. HUSI cannot determine whether such legislative or regulatory initiatives will be instituted or predict the impact such initiatives would have on HUSI’s results.

Commercial Banking (CMB)

          Overview

Balanced growth between the established footprint in New York State and expansion markets in the West Coast, Chicago and the Southeast, has led to a 25% underlying increase in lending to middle market customers for the first six months of 2008 as compared to the same 2007 period and a 15% increase in customer deposits for the first six months of 2008, as compared to the same 2007 period. The small business loan portfolio has seen more moderate growth due to tightened credit standards and the competitive environment while small business customer deposits have grown 8% for the first six months as compared to the same 2007 period. The commercial real estate business has continued to manage down certain lending exposures while also tightening continued high credit standards and pricing on new loans. Overall, this has resulted in only a modest increase in commercial real estate loans for the second quarter of 2008, as compared to the same period last year, however, this is not translated into higher net income for three months and six months ended June 30, 2008.

The declining interest rate environment has negatively impacted income growth, as deposit spreads have narrowed significantly. Although charge offs remain relatively benign, provisions for credit losses have increased following a deterioration in the outlook for the economy.

          Operating Results

The following table summarizes results for the CMB segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended June 30
Net interest income	$196	$202	$(6)	(3)
Other revenues	71	66	5	8

Total revenues	267	268	(1)	—
Provision for credit losses	60	19	41	*

	207	249	(42)	(17)
Operating expenses	147	142	5	4

Income before income tax expense	60	107	(47)	(44)
Income tax expense	24	40	(16)	(40)

Net income	$36	$67	$(31)	(46)

Six months ended June 30
Net interest income	$380	$398	$(18)	(5)
Other revenues	142	128	14	11

Total revenues	522	526	(4)	(1)
Provision for credit losses	107	37	70	189

	415	489	(74)	(15)
Operating expenses	291	282	9	3

Income before income tax expense	124	207	(83)	(40)
Income tax expense	49	65	(16)	(25)

Net income	$75	$142	$(67)	(47)

* Not meaningful.

Net interest income decreased for the second quarter and first half of 2008, as compared to the same 2007 periods. This is primarily due to declining spreads on deposits. This was partially offset by moderate average balance growth in loans.

Other revenues increased for the second quarter and first six months of 2008, as compared to the same 2007 periods. This is mainly due to a combination of higher syndications business, higher gains on sales of commercial real estate loans, increased cross-sales of capital market products and higher investment management fees. Additionally, in the second quarter of 2008, HUSI recorded higher tax credits relating to low income housing, when compared to the same 2007 period.

Provisions for credit losses have increased in both the second quarter and the first six months of 2008, as compared to the same 2007 periods. This is mainly due to worsening economic conditions, leading to customer downgrades across all business segments.

Deposit volumes continue to be a key driver of growth in the second quarter and first half of 2008, driven by expansion initiatives and targeted marketing campaigns. Average customer deposit balances have increased 9% and 15% for the second quarter and first half of 2008, respectively, as compared with the same 2007 periods.

As noted above, lending to middle market customers remains strong. However, lending to small business and commercial real estate customers remain subdued. Average loans are 16% higher for the second quarter of 2008 and 11% higher year to date, compared with the same 2007 periods.

Global Banking and Markets

          Overview

During the second quarter and first six months of 2008, the Global Banking and Markets segment has continued to be affected by reduced market liquidity, widening spreads and increased volatility in the credit and sub-prime lending markets, which has led to a considerable fall in revenues as compared with the same 2007 periods. This impacted trading revenues in mortgage backed securities and credit derivatives and led to substantial reserves being taken in several asset classes, although the magnitude of these write-downs lessened in the second quarter of 2008. Partially offsetting this, balance sheet management, payments and cash management, emerging markets, precious metals and the foreign exchange business have contributed significantly higher revenues.

HUSI has initiated a review of the strategies and scope of its Global Banking and Markets business. As an outcome of this review, HUSI may transition certain activities to other affiliates of the HSBC Group where either economic efficiencies can be realized from an HSBC Group perspective or where the customer base can be better served. The scope and timing of any such transitioning is still in the early stages of evaluation.

          Operating Results

The following table summarizes results for the Global Banking and Markets segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended June 30
Net interest income	$194	$141	$53	38
Other (loss) revenues	(73)	321	(394)	(123)

Total revenues	121	462	(341)	(74)
Provision for credit losses	15	(5)	20	*

	106	467	(361)	(77)
Operating expenses	203	198	5	3

(Loss) income before income tax expense	(97)	269	(366)	(136)
Income tax (benefit) expense	(40)	96	(136)	(142)

Net (loss) income	$(57)	$173	$(230)	(133)

Six months ended June 30
Net interest income	$316	$138	$178	129
Other (loss) revenues	(790)	575	(1,365)	*

Total (loss) revenues	(474)	713	(1,187)	(166)
Provision for credit losses	57	(10)	67	*

	(531)	723	(1,254)	(173)
Operating expenses	406	387	19	5

(Loss) income before income tax expense	(937)	336	(1,273)	*
Income tax (benefit) expense	(358)	114	(472)	*

Net (loss) income	$(579)	$222	$(801)	*

* Not meaningful.

Increased net interest income in both periods was primarily due to balance sheet management initiatives to position for lower rates and also reflects higher held for sale leverage commercial loan balances as loan syndication activities were negatively impacted by the decline in market liquidity.

Other revenues in both periods were significantly affected by adverse market conditions. Specifically, valuation losses of $89 million in the second quarter and $347 million in the first six months of 2008 were recorded against the fair values of sub-prime residential mortgage and leveraged commercial loans held for sale. Additionally, losses of $68 million and $407 million were recorded for trading securities and credit derivatives in the second quarter and first half of 2008, respectively.

Other revenues also reflects fair value adjustments of $314 million in the second quarter and $802 million in the first six months of 2008 as adverse market conditions have led to downgrades in internal credit ratings of monoline insurance companies. These adjustments have been recorded due to counterparty credit risk exposures on derivative contracts with these entities, and reflect the decreased credit quality of these entities and concerns over their ability to perform at June 30, 2008.

Partially offsetting the above mentioned declines, revenues from the payments and cash management business were higher for the second quarter and first six months of 2008 as compared with the same 2007 periods, reflecting higher deposit balances and higher associated transaction fee revenues. Foreign exchange, precious metals and interest rate trading activities also contributed to significantly higher revenues as a result of ongoing market volatility, increased customer flow, a weakening dollar and higher prices in gold and platinum. Additionally, revenues benefited from an inter-segmental charge to the PFS segment of $31 million relating to the cost associated with the early termination of the funding associated with the sale of residential mortgage loans previously discussed.

Increased provisions for credit losses in the second quarter and first six months of 2008, as compared with the same 2007 periods reflect weaker credit fundamentals particularly in comparison to provision releases in 2007.

Operating expenses were higher for the second quarter of 2008, as compared with the same 2007 period, primarily resulting from increased costs to support the growth in the payments and cash management and asset management businesses.

Private Banking (PB)

          Overview

During the second quarter of 2008, resources continued to be dedicated to expand products and services provided to high net worth customers served by the PB business segment. As a result, total average loans (mostly consumer mortgages) and deposits (primarily from domestic savings and foreign clients) were 4% and 15% higher, respectively, for the first half of 2008 compared with the same 2007 period. Assets under management also increased 7% as compared to June 30, 2007 levels.

          Operating Results

The following table summarizes results for the PB segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended June 30
Net interest income	$47	$50	$(3)	(6)
Other revenues	47	71	(24)	(34)

Total revenues	94	121	(27)	(22)
Provision for credit losses	4	5	(1)	(20)

	90	116	(26)	(22)
Operating expenses	75	86	(11)	(13)

Income before income tax expense	15	30	(15)	(50)
Income tax expense	6	11	(5)	(45)

Net income	$9	$19	$(10)	(53)

Six months ended June 30
Net interest income	$96	$100	$(4)	(4)
Other revenues	90	144	(54)	(38)

Total revenues	186	244	(58)	(24)
Provision for credit losses	1	12	(11)	(92)

	185	232	(47)	(20)
Operating expenses	136	168	(32)	(19)

Income before income tax expense	49	64	(15)	(23)
Income tax expense	19	20	(1)	(5)

Net income	$30	$44	$(14)	(32)

Lower other revenues of $24 million and $52 million for the second quarter and first six months of 2008, respectively, and operating expenses of $25 million and $49 million for the second quarter and first six months of 2008, respectively, were primarily due to the sale of the Wealth and Tax Advisory Services (WTAS) business at December 31, 2007.

Net interest income for the second quarter and first six months of 2008 was lower than the same 2007 periods primarily as a result of higher average deposit balances and narrowing interest rate spreads due to declining market rates. This was partially offset by increased interest income due to higher loan balances.

Excluding the impact of the WTAS business, other revenues in the second quarter and first six months of 2008 were higher, primarily due to higher commission and fee revenues from managed products, derivatives and annuity products. Operating expenses excluding the impact of the WTAS business increased during both periods as a result of higher staff costs to expand the services provided to high net worth domestic and foreign clients, and in the second quarter of 2008, a $6 million operational loss related to a specific domestic client relationship.

Provision for credit losses in the second quarter of 2008 were essentially flat as compared to the same 2007 period. Provision in the first half of 2008 is lower compared to the first half of 2007 largely due to a provision on a specific client relationship during the first quarter of 2007.

Other

          Overview

The Other segment primarily includes an equity investment in HSBC Private Bank (Suisse) S.A., and adjustments made at the corporate level for fair value option accounting related to certain debt issued. HUSI is currently evaluating whether it will retain this investment or transfer this investment to another HSBC affiliate.

          Operating Results

The following table summarizes results for the Other segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended June 30
Net interest (loss)	$(5)	$(3)	$(2)	(67)
Other revenues (loss)	(84)	(66)	(18)	(27)

Total revenues (losses)	(89)	(69)	(20)	(29)
Provision for credit losses	—	—	—	—

	(89)	(69)	(20)	(29)
Operating expenses	—	1	(1)	(100)

(Loss) before income tax expense	(89)	(70)	(19)	(27)
Income tax (benefit)	(35)	(30)	(5)	(17)

Net (loss)	$(54)	$(40)	$(14)	(35)

Six months ended June 30
Net interest (loss)	$(3)	$(4)	$1	25
Other revenues (loss)	80	(61)	141	*

Total revenues (loss)	77	(65)	142	*
Provision for credit losses	—	—	—	—

	77	(65)	142	*
Operating expenses	—	2	(2)	(100)

Income (loss) before income tax expense	77	(67)	144	*
Income tax expense (benefit)	29	(29)	58	200

Net income (loss)	$48	$(38)	$86	*

* Not meaningful.

The increase in other revenues for the first six months of 2008 as compared to the same 2007 period primarily resulted from decreases in the fair value of certain debt instruments to which fair value option accounting is applied, due to widening credit spreads. The decrease related to the second quarter results is due to spreads narrowing.

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

HUSI’s approach toward credit risk management is summarized on pages 77-78 of its 2007 Form 10-K. There have been no material revisions to policies or methodologies during the second quarter of 2008, although the company continues to monitor current market conditions and will adjust credit policies as deemed necessary.

Overview

The allowance for credit losses increased $213 million (13%) and increased $382 million (27%) during the three month and six month periods ended June 30, 2008, respectively. Allowance for credit losses balances and activity, by loan portfolio, are summarized on page 70 of this Form 10-Q.

The provision for credit losses increased $342 million (130%) for the second quarter of 2008, and increased $635 million (135%) for the first six months of 2008 as compared with the same 2007 periods. The provision for credit losses associated with various loan portfolios is summarized on page 48 of this Form 10-Q.

Problem Loan Management

Nonaccruing loans by portfolio and impaired loans are summarized in Note 5, “Allowance for Credit Losses and Credit Quality Statistics” of the consolidated financial statements.

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

Criticized credit facilities are summarized in the following table, which includes only assets that are reservable through HUSI’s credit loss reserve process. Increase in criticized asset balances are discussed under “Commercial Loan Credit Quality”.

		Increase from

		December 31, 2007		June 30, 2007
	June 30, 2008
Balance at		Amount	%	Amount	%

($ in millions)
Special mention (1):
Commercial loans	$2,623	$221	9	$1,186	83
Substandard (2):
Commercial loans	732	107	17	229	46
Consumer loans	967	105	12	512	113

	1,699	212	14	741	77

Doubtful (3):
Commercial loans	51	25	96	25	96

Total	$4,373	$458	12	$1,952	81

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

Allowance for Credit Losses

Changes in the allowance for credit losses by general loan categories are summarized in the following table.

Quarter ended	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007

($ in millions)
Total loans at quarter end	$90,586	$92,665	$95,826	$92,666	$87,409
Average total loans	91,591	92,756	92,527	88,720	88,477

Allowance balance at beginning of quarter	$1,583	$1,414	$1,058	$902	$862

Acquired / (transferred) reserve	(21)	—	—	—	—

Charge offs:
Commercial	37	31	42	35	34
Consumer:
Residential mortgages	54	40	30	14	12
Credit card receivables	328	299	262	228	221
Other consumer loans	24	32	32	28	26

Total consumer loans	406	371	324	270	259

Total charge offs	443	402	366	305	293

Recoveries on loans charged off:
Commercial	12	6	8	6	8
Consumer:
Residential mortgages	—	1	—	—	1
Credit card receivables	52	57	55	44	50
Other consumer loans	7	9	8	9	10

Total consumer loans	59	67	63	53	61

Total recoveries	71	73	71	59	69

Total net charge offs	372	329	295	246	224

Provision charged to income	606	498	651	402	264

Allowance balance at end of quarter	$1,796	$1,583	$1,414	$1,058	$902

Allowance ratios:
Annualized net charge offs to average loans:
Commercial	.26%	.28%	.38%	.36%	.35%
Consumer:
Residential mortgages	.66	.45	.33	.15	.11
Credit card receivables	6.09	5.19	4.43	4.09	3.91
Other consumer loans	3.22	4.18	4.08	3.08	2.58

Total consumer	2.63	2.18	1.82	1.51	1.35

Total loans	1.63%	1.43%	1.26%	1.10%	1.01%

Quarter-end allowance to:
Quarter-end total loans	1.98%	1.71%	1,48%	1.14%	1.03%
Quarter-end total nonaccruing loans	165.99%	160.06%	185.08%	163.78%	277.54%

Changes in the allowance for credit losses by general loan categories are summarized in the following tables.

Three months ended June 30	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

(in millions)
2008
Balance at beginning of period	$340	$106	$1,058	$53	$26	$1,583

Acquired / transferred reserve	—	—	(21)	—	—	(21)

Charge offs	37	54	328	24	—	443
Recoveries	12	—	52	7	—	71

Net charge offs	25	54	276	17	—	372

Provision charged to income	43	184	353	19	7	606

Balance at end of period	$358	$236	$1,114	$55	$33	$1,796

2007
Balance at beginning of period	$206	$31	$572	$42	$11	$862

Charge offs	34	12	221	26	—	293
Recoveries	8	1	50	10	—	69

Net charge offs	26	11	171	16	—	224

Provision charged to income	32	10	204	18	—	264

Balance at end of period	$212	$30	$605	$44	$11	$902

Six months ended June 30	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

(in millions)
2008
Balance at beginning of period	$280	$88	$969	$57	$20	$1,414

Acquired / transferred reserve	—	—	(21)	—	—	(21)

Charge offs	68	94	627	56	—	845
Recoveries	18	1	109	16	—	144

Net charge offs	50	93	518	40	—	701

Provision charged to income	128	241	684	38	13	1,104

Balance at end of period	$358	$236	$1,114	$55	$33	$1,796

2007
Balance at beginning of period	$203	$31	$604	$48	$11	$897

Charge offs	70	26	445	57	—	598
Recoveries	14	1	99	20	—	134

Net charge offs	56	25	346	37	—	464

Provision charged to income	65	24	347	33	—	469

Balance at end of period	$212	$30	$605	$44	$11	$902

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses, as well as movements in comparison with prior periods, are summarized in the following table.

	June 30, 2008	Increase from

		December 31, 2007		June 30, 2007

		Amount	%	Amount	%

($ in millions)
On-balance sheet allowance:
Specific	$46	$31	207	$25	119
Collective	312	47	18	121	63

	358	78	28	146	69
Unallocated	33	13	65	22	200

Total on-balance sheet allowance	391	91	30	168	75

Off-balance sheet allowance	152	49	48	62	69

Total commercial allowances	$543	$140	35	$230	73

Higher commercial loan allowance from December 31, 2007 to June 30, 2008 resulted mainly from higher criticized loan balances (refer to page 68 of this Form 10-Q) caused by downgrades in financial institution counterparties as well as real estate and middle market customers. The downgrades resulted in part from changes in financial conditions of specific customers within these portfolios. Total nonaccruing commercial loans remain low as a percentage of total commercial loans. Based upon evaluation of the repayment capacity of the obligors, including support from adequately margined collateral, performance on guarantees, and other mitigating factors, impairment is modestly higher at June 30, 2008 as compared with prior reporting periods, and is adequately reflected in the allowances for specific and collective impairment.

HUSI management continues to monitor the following factors that could affect portfolio risk:

•	recent growth initiatives which have resulted in growth in the size and complexity of the commercial loan portfolio;

•	HUSI’s continued geographic expansion;

•	borrower concentrations; and

•	continuing signs of stress within certain segments of the economy.

HUSI management continues to monitor and reduce exposures to those industries considered to be higher risk, including managing the net exposure within its corporate loan portfolios with a syndication capacity as well as use of credit default swaps to economically hedge and reduce certain exposures.

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

	June 30, 2008	December 31, 2007	June 30, 2007

($ in millions)
Two months and over contractual delinquencies:
Total for the quarter ended	$685	$667	$495
As a percent of total credit card receivables	3.75%	3.44%	2.81%

Accruing balances contractually past due 90 days or more:
Balance at end of quarter	$460	$432	$315
As a percent of total credit card receivables	2.52%	2.23%	1.79%

Allowance for credit losses associated with credit card receivables:
Balance at end of quarter	$1,114	$969	$605
As a percent of total credit card receivables	6.10%	4.99%	3.43%

Net charge offs of credit card receivables:
Total for the quarter ended	$276	$207	$171
Annualized net charge offs as a percent of average credit card receivables	6.09%	4.43%	3.91%

The allowance for credit losses associated with credit card receivables increased $56 million (5%) during the second quarter of 2008 and $145 million (15%) during the first six months of 2008. Net charge off and provision activity was higher during the first six months of 2008 as compared to 2007 primarily due to higher delinquencies within these portfolios due in part to higher levels of personal bankruptcy filings, lower recoveries on previously charged off balances and the impact of a weakening U.S. economy, which have resulted in a higher collective allowance balance. Underwriting criteria is continually being reviewed and will be modified as necessary based on the current economic environment.

Residential Mortgage Loan Credit Quality

The allowance for credit losses associated with residential mortgage loans increased $130 million (123%) during the second quarter of 2008 and $148 million (168%) during the first six months of 2008. The increase in the allowance for credit losses related to residential mortgage loans in both periods was related to increased delinquencies and charge offs in the portfolio of higher quality nonconforming residential mortgage loans which HUSI purchased from HSBC Finance Corporation and within the Home Equity Line of Credit (HELOC) and the Home Equity Loan portfolios which increased markedly in the second quarter of 2008 primarily due to deteriorating conditions in the housing markets. Also contributing to this increase to a lesser extent was HUSI’s prime residential first mortgage loans which continued to worsen in the second quarter of 2008.

Additional disclosures regarding certain risk concentrations inherent within the residential mortgage loan portfolio are provided beginning on page 86 of this Form 10-Q.

Reserve for Off-Balance Sheet Exposures

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $158 million, $105 million and $90 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The related provision is recorded as a miscellaneous expense in the Operating Expense section of this Form 10-Q. Off-balance sheet exposures are summarized on page 81 of this Form 10-Q.

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

	June 30, 2008	December 31, 2007

(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$105,642	$78,115
Less: collateral held against exposure	(5,072)	(5,148)

Net credit risk exposure	$100,570	$72,967

HUSI entered into basis trades to monetize the basis difference between a bond and a credit default swap (CDS). In a basis trade, HUSI subscribes newly-issued floating rate investment grade mortgage backed or asset backed securities and contemporaneously buys credit protection from monoline insurers for a premium. The sponsoring monoline provides financial protection to HUSI if there is a credit event. When the bond spread is higher than the CDS spread, the basis is “negative” and the trade is described as a negative basis trade. The monolines typically do not post collateral. As of June 30, 2008, HUSI had approximately $1,942 million of exposure for CDS under the negative basis arrangements with monolines.

Due to downgrades in HUSI’s internal credit ratings of monoline insurance companies (refer to Credit Risk Management beginning on page 77 of HUSI’s 2007 Form 10-K for additional commentary relating to HUSI’s credit rating system), fair value adjustments have been recorded against counterparty credit exposures. HUSI recorded fair value adjustments on these contracts of approximately $314 million in the second quarter of 2008 and $802 million in the first half of 2008, which reflects the decreased credit quality of these entities and concerns over their ability to perform at June 30, 2008.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. HUSI manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. HUSI also manages the market risk associated with trading derivatives through hedging strategies that correlate the rates, price and spread movements. HUSI measures this risk daily by using Value at Risk (VAR) and other methodologies (refer to page 89 of this Form 10-Q).

Notional values of derivative contracts are summarized in the following table.

	June 30, 2008	December 31, 2007

(in millions)
Interest rate:
Futures and forwards	$84,032	$96,077
Swaps	1,723,095	1,874,340
Options written	108,155	97,198
Options purchased	107,890	102,015

	2,023,172	2,169,630

Foreign exchange:
Swaps, futures and forwards	612,239	534,988
Options written	48,881	87,730
Options purchased	47,358	86,350
Spot	56,836	39,963

	765,314	749,031

Commodities, equities and precious metals:
Swaps, futures and forwards	49,426	49,080
Options written	19,766	19,394
Options purchased	19,173	18,730

	88,365	87,204

Credit derivatives	1,240,141	1,252,337

Total	$4,116,992	$4,258,202

The total notional amounts in the table above relate primarily to HUSI’s trading activities. Notional amounts included in the table related to non-trading fair value, cash flow and economic hedging activities was $16 billion and $15 billion at June 30, 2008 and December 31, 2007, respectively.

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

FAIR VALUE

On January 1, 2008, HUSI adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). As a result, HUSI recorded a total after-tax cumulative effect adjustment of $113 million as an increase to the opening balance of retained earnings as of January 1, 2008. The transition adjustment to the opening balance of retained earnings as of January 1, 2008 included (a) a $36 million release of certain unamortized deferred profit upon adoption of SFAS 157 and (b) $77 million from the application of the fair value option to certain own debt issuances under SFAS 159, respectively.

SFAS 157 requires HUSI to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of own credit risk accounted for an increase of $66 million and a decrease of $107 million in the fair value of financial liabilities for the three month and six month periods ended June 30, 2008, respectively.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the six months ended June 30, 2008 should not be considered indicative of the results for any future period.

SFAS 157 establishes a fair value hierarchy for disclosing the fair value measurement of assets and liabilities. The classification of an asset or a liability in the hierarchy is based on the lowest level of significant input to the overall fair value measurement of the asset or liability. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining the fair value measurements. In the absence of observable market input, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3).

The following table indicates that Level 3 assets were 6.8% of the total assets measured at fair value as of June 30, 2008. Level 3 liabilities as a percentage of the total liabilities measured at fair value were 2.5% as of June 30, 2008.

June 30, 2008

($ in millions)
Level 3 assets (1), (2)	$8,781
Total assets measured at fair value (3)	129,372

Level 3 liabilities	2,392
Total liabilities measured at fair value (1)	94,093

Level 3 assets as a percent of total assets measured at fair value	6.8%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.5%

(1)	Presented without FIN 39, Offsetting of Amounts Relating to Certain Contracts, netting.

(2)	Includes $7,074 million of recurring Level 3 assets and $1,707 million of non-recurring Level 3 assets.

(3)	Includes $127,263 million of assets measured on a recurring basis and $2,109 million of assets measured on a non-recurring basis.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivatives and Exposure to Monoline Insurers

HUSI entered into buy-protection credit default swaps with monoline insurers to cover the credit exposure in certain asset backed securities. The credit default swaps were classified as Level 3 instruments on January 1, 2008. As of June 30, 2008, HUSI had a mark-to-market exposure to these monoline insurers of $1,942 million. HUSI reviewed the counterparty credit risk of the monolines, and as a result, made a negative credit risk adjustment to the fair value of the credit default swap contracts of $314 million and $802 million, in the three months and six months ended June 30, 2008, respectively. The adjustment is included in the trading (loss) revenue column in the Level 3 rollforward table. As of June 30, 2008, HUSI recorded a fair value adjustment of $1,088 million in relation to the monoline exposure.

Loans

HUSI classified $1,630 million of mortgage whole loans held for sale as Level 3 financial assets as of June 30, 2008 which are measured at fair value on a non-recurring basis. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on its assessment, HUSI recorded a loss of $129 million and $247 million, for such mortgage loans in the three months and six months ended June 30, 2008, respectively.

As of June 30, 2008, HUSI held certain leveraged loans and revolvers designated as held for sale and certain commercial loans for which HUSI elected the fair value option. The leveraged loans, revolvers as well as commercial loans elected for fair value option accounting have a total fair value of $1,901 million ($2,123 million notional principal) of which $810 million was classified as Level 3 assets. HUSI is also committed to fund $12 million of leveraged loans as of June 30, 2008. During the three month and six month periods ended June 30, 2008, HUSI recorded a gain of $17 million and a loss of $64 million, respectively, in relation to these loans classified as Level 3 assets.

Material Transfers Into or Out of Level 3 for the Three-Month Period and Six-Month Period Ended June 30, 2008

Three month period ended June 30, 2008

During the second quarter of 2008, HUSI transferred approximately $203 million of derivative assets, $310 million of derivative liabilities in emerging markets, and $128 million of structured notes related to certain first-to-default credit derivatives from the Level 2 to the Level 3 measurement category. A first-to-default credit derivative contains a basket of securities as referenced credits and the contract will be terminated when any of the underlying securities is in default. The correlations of default risks among the referenced securities are not observable.

Six month period ended June 30, 2008

HUSI transferred $1,842 million of Leveraged Super Senior (LSS) credit derivative swaps from the Level 2 into the Level 3 category in the fair value hierarchy during the six months ended June 30, 2008. The valuation of a LSS swap is affected by the “gap risk” - the possibility that the collateral posted will not be sufficient to cover the replacement cost if the trade is unwound when the counterparty fails to meet the collateral call. HUSI uses an internal valuation technique to value the gap risk. The key unobservable inputs include correlations and the volatility of the credit spreads of the reference credits. As a risk management practice, HUSI hedges the credit risk in its credit derivative portfolio on a macro basis. The majority of the hedges have been classified as Level 2 measurements in the fair value hierarchy and as such, the gain from the LSS swaps is presented without showing the offsetting effect from the hedges. As of June 30, 2008, the fair value of LSS swaps classified as a Level 3 measurement amounted to $1,374 million.

HUSI owned senior classes of debt securities issued by certain collateralized debt obligations (CDO’s) and certain collateralized loan obligations (CLO’s) on which it purchased credit protection in the form of credit default swaps from monoline insurers to hedge the exposure in these financial assets (refer to the section “Credit and Market Risks Associated Derivative Contracts” on page 72 of this Form 10-Q). The CDO securities are ultimately collateralized by various asset classes such as residential and commercial mortgages and corporate debt. The CLO’s are collateralized by corporate leveraged loans. Because of the protection purchased through credit default swaps, HUSI is exposed to the credit risk of the monoline insurers in respect of these instruments.

These CDO and CLO securities were rated AAA by the rating agencies upon issuance because they were designed to be well protected by the subordinated positions in the structure. However, the fair value of the subordinated positions has declined during the recent credit crisis and has reduced the level of protection provided to the senior tranches. In view of the complexity of the structure and the degree of subjectivity involved in determining the fair value, HUSI transferred CDO and CLO securities held and total return swaps referenced to similar CDO and CLO securities from the Level 2 into the Level 3 category in the fair value hierarchy during the six month period ended June 30, 2008. As of June 30, 2008, HUSI has $1,253 million of CDO and CLO securities and $431 million of total return swaps.

The following tables summarize the types and credit quality of the assets underlying HUSI’s asset backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of June 30, 2008:

Asset backed securities backed by consumer finance collateral:

Credit quality of collateral:		Total	Prime		Alt-A		Sub-prime

Year of issuance:			Prior to 2006	2006/ 2007	Prior to 2006	2006/ 2007	Prior to 2006	2006/ 2007

(in millions)
Rating of securities:	Collateral type:
AAA	Home equity loans	$968	$—	$—	$114	$452	$402	$—
	Auto loans	137	—	52	85	—	—	—
	Student loans	14	12	—	2	—	—	—
	Consumer loans	1	—	—	1	—	—	—
	Not specified	76	—	18	58	—	—	—

	Total AAA	1,196	12	70	260	452	402	—

AA	Home equity loans	298	—	—	5	293	—	—
	Auto loans	66	—	—	66	—	—	—

	Total AA	364	—	—	71	293	—	—

A	Home equity loans	9	—	—	—	9	—	—
	Auto loans	—	—	—	—	—	—	—

	Total A	9	—	—	—	9	—	—

BBB	Home equity loans	21	—	—	7	14	—	—
	Auto loans	9	—	—	9	—	—	—

	Total BBB	30	—	—	16	14	—	—

BB	Home equity loans	82	—	—	—	82	—	—

		$1,681	$12	$70	$347	$850	$402	$—

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:			A or Higher	BBB	BB/B	CCC	Unrated

Rating of securities:	Collateral type:
AAA	Corporate loans	$434	$—	$147	$287	$—	$—
	Commercial mortgages	222	—	—	222	—	—
	Trust preferred	261	—	230	31	—	—
	Aircraft leasing	72	—	—	—	—	72
	Other (1)	816	816	—	—	—	—

		1,805	$816	$377	$540	$—	$72

	Total asset backed securities	$3,486

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

Valuation Techniques for Major Assets and Liabilities

Loans Held for Sale and Unfunded Commitments

Loans are valued based on broker quotes or independent pricing services, where available. Where market quotes are not available, fair value is determined by reference to quoted market prices for instruments with similar characteristics. If an observable market price is not available, fair value is determined by discounting projected cash flows based on risk-adjusted credit spreads and interest rates appropriate for the duration of the instrument.

Residential Mortgage Loans Held for Sale or Securitization

For residential mortgage whole loans pending securitization or sale, fair value is determined based on the observed prices of mortgage backed securities with collateral of similar characteristics. HUSI makes adjustments to the valuation for, among other things, the uncertainty that the securitization may not materialize, liquidity, dissimilarity of the underlying collateral and direct transaction costs to convert mortgage loans into securities. In less liquid markets, direct observation of traded prices may not be possible. In these circumstances, HUSI will source alternative market information to validate the financial instrument’s fair value. Greater weight will be given to information that is considered to be more relevant and reliable.

Debt and Equity Securities

Debt and equity securities are valued based on quoted market prices if the instruments are traded in an active market. If a quoted market price for identical securities is not available or the security is not actively traded, it is valued based on quotes from similar securities where possible.

For certain mortgage backed and asset backed securities, HUSI uses internally developed valuation techniques with inputs which are directly observable or derived from observable market data, and where relevant, its own assumptions about market participants’ assumptions with respect to unobservable inputs. The valuation models estimate losses in the underlying collateral and attribute such losses to the securities held. To ensure that the valuation presented is appropriate, HUSI regularly compares its valuation results to pricing services’ information and the hypothetical valuation estimates using relevant inputs calibrated to market indices.

Derivatives

Over-the-counter derivatives are valued using valuation models. Valuation models calculate the present value of expected future cash flows based upon “no arbitrage” principles. For many plain vanilla derivative products, such as interest rate swaps, the valuation approaches used are standardized. For more complex derivative products, HUSI uses internally developed valuation models to price the instruments. The valuation outcome may be affected by the choice of valuation model and the underlying assumptions about the timing of cash flows, volatility and credit spreads. Where possible, inputs to valuation models are obtained from observable market data which include prices available from dealers, brokers or providers of consensus pricing. Certain inputs to the valuation models may not be observable directly in the market, but are indirectly derived from observable prices via model calibration procedures.

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

•

Market data/model uncertainty: an adjustment to reflect uncertainties in the fair value measurements determined based on unobservable market data inputs. Because one or more significant parameters may be unobservable and must be estimated, the resultant fair value estimates have inherent measurement risk. In addition, the values derived from valuation techniques are affected by the choice of valuation model. Where different valuation techniques are available, the choice of valuation model can be subjective and in those cases, a valuation adjustment is applied to mitigate the potential risk of measurement error. In most cases, HUSI performs a stress test on certain key unobservable parameters to estimate the fair value adjustment amounts.

•

Liquidity adjustment: a type of bid-offer adjustment to reflect the difference between the mark-to-market valuation of all open positions in the portfolio and the close out cost. The liquidity adjustment is a portfolio level adjustment and is a function of the liquidity and volatility of the underlying risk positions.

Control Over Valuation Process and Procedures

HUSI has various controls over its valuation process and procedures to ensure appropriate valuations. All valuation techniques and any subsequent changes are reviewed and approved by its Valuation Committee. On a regular basis, the Valuation Committee reviews and discusses the issues on valuation techniques and model inputs brought forward by various control groups. Where appropriate, HUSI calibrates the valuation models to market information. In addition, HUSI also participates in pricing surveys administered by third party pricing services as part of the model validation process. Finally, HUSI gives careful review to material profits and losses on instruments for which measurements are determined using unobservable inputs.

Effect of Changes in Significant Unobservable Inputs

The fair value of certain financial instruments are measured using valuation techniques that incorporate pricing assumptions not supported by prices from observable market transactions of the same or similar instruments. The resultant fair value measurements are dependent on unobservable valuation input parameters which can be selected from a range of estimates and may be interdependent. Changes in one or more of the significant unobservable input parameters may change the fair value measurements of these financial instruments. For the purpose of preparing the financial statements, the final valuation inputs selected are based on management’s best judgment that reflect the assumptions market participants would use in pricing similar assets or liabilities. The unobservable input parameters selected are subject to the internal valuation control process and procedures. When HUSI performs a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $500 million or a decrease of the overall fair value measurement of approximately $500 million as of June 30, 2008. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans acquired for the purpose of securitization but remaining in inventory, certain asset backed securities, including CDO securities, and uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

	Balance at June 30, 2008

	One Year or Less	Over One Through Five Years	Over Five Years	Total	Balance at December 31, 2007

(in millions)
Standby letters of credit, net of participations (1)	$5,955	$2,931	$123	$9,009	$9,021
Commercial letters of credit	1,153	31	—	1,184	934
Credit derivatives considered guarantees (2)	26,160	432,145	181,119	639,424	650,243

Other commitments to extend credit:
Commercial	26,613	30,755	2,765	60,133	59,041
Consumer	10,025	—	—	10,025	10,053

Total	$69,906	$465,862	$184,007	$719,775	$729,292

(1)	Includes $753 million and $598 million issued for the benefit of HSBC affiliates at June 30, 2008 and December 31, 2007, respectively.

(2)	Includes $110,604 million and $98,250 million issued for the benefit of HSBC affiliates at June 30, 2008 and December 31, 2007, respectively.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $26 million and $25 million at June 30, 2008 and December 31, 2007, respectively. Fees are recognized ratably over the term of the standby letters of credit. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $46 million and $27 million at June 30, 2008 and December 31, 2007, respectively.

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

Other Commitments to Extend Credit

Other commitments to extend credit include arrangements whereby HUSI is contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments comprise unused credit card lines and commitments to extend credit secured by residential properties. HUSI has the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with its commercial lending activities, HUSI provides liquidity support to a number of multi-seller and single-seller asset backed commercial paper conduits (ABCP conduits) sponsored by affiliates and third parties. These ABCP conduits and HUSI’s variable interests in them are more fully described in Note 13, “Variable Interest Entities” of the consolidated financial statements.

During the second quarter of 2008, HUSI amended the terms of a liquidity facility with respect to a $451 million notional transaction funded through an HSBC sponsored multi-seller conduit. Due to the ratings downgrade of the monoline insurance company which provides credit insurance to this individual transaction, HUSI amended the terms of the agreement, changing it from a partially supporting liquidity facility to a fully supporting liquidity facility.

HUSI provides liquidity support to ABCP conduits in the form of liquidity loan agreements and liquidity asset purchase agreements. Liquidity facilities provided to multi-seller conduits support transactions associated with a specific seller of assets to the conduit and HUSI would only be expected to provide support in the event the multi-seller conduit is unable to issue or rollover maturing commercial paper because of a commercial paper market disruption or the supported transaction has breached certain triggers. Liquidity facilities provided to single-seller conduits are not identified with specific transactions or assets and HUSI would be required to provide support upon the occurrence of a commercial paper market disruption or the breach of certain triggers that affect the single-seller conduit’s ability to issue or rollover maturing commercial paper. HUSI’s obligations have generally the same terms as those of other institutions that also provide liquidity support to the same conduit or for the same transactions. HUSI does not provide any program-wide credit enhancements to ABCP conduits.

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

The tables below present information on HUSI’s liquidity facilities with ABCP conduits at June 30, 2008 excluding facilities with certain multi-seller ABCP conduits that are subject to agreements affecting HUSI’s obligations and which are separately discussed in the commentary following the tables. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases HUSI could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that HUSI suffers a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, HUSI believes that this measure significantly overstates its expected loss exposure.

		Conduit Assets (1)		Conduit Funding (1)

June 30, 2008	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)

($ in millions)
HSBC affiliate sponsored (multi-seller)	$10,989	$6,063	31	$6,597	41
Third-party sponsored:
Multi-seller	296	396	96	396	10
Single-seller	1,011	25,068	41	24,263	30

Total	$12,296	$31,527		$31,256

(1)

For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by HUSI’s liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

	Average Asset Mix	Average Credit Quality (1)

June 30, 2008		Aaa	Aa	A

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	31%	23%		77%
Trade receivables	23		15%	85
Credit card receivables	21	52		48
Other securities	10		31	69
Auto dealer floor plan loans	6			100
Capital calls	5			100
Collateralized debt obligations	3	100
Consumer loans	1			100

Total	100%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	88%	98%	2%
Loans and trade receivables:
Auto loans and leases	12			100%

Total	100%

(1)	Credit quality is based on Standard and Poor’s ratings at June 30, 2008 except for loans and trade receivables held by single-seller conduits, which are based on HUSI’s internal ratings.

HUSI receives fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to HUSI’s normal underwriting and risk management processes.

During the second half of 2007, asset backed commercial paper markets experienced a decline in liquidity as concerns surrounding U.S. sub-prime residential mortgages spilled over into other credit markets. As a result, issuers of asset backed commercial paper found it increasingly difficult to refinance maturing commercial paper and many found it necessary to draw on liquidity facilities or obtain additional support in other forms. None of the ABCP conduits included in the tables above drew on the liquidity facilities provided by HUSI during 2007, however, several drawings have been made associated with a $296 million facility, which is included in the third-party multi-seller line in the above table, during the first six months of 2008. As of June 30, 2008, there was $23 million in these liquidity facilities outstanding. In 2007, HUSI did, however, provide support to several HSBC affiliate sponsored ABCP conduits by purchasing up to $1.16 billion of A-1/P-1 rated commercial paper issued by them. In 2008, HUSI has only purchased up to $306 million at any time, and as of June 30, 2008 did not own any of the commercial paper, compared with $306 million of such paper held at December 31, 2007. The majority of commercial paper purchased was repaid upon maturity.

As noted, the tables do not include information on liquidity facilities that HUSI has provided to certain multi-seller ABCP conduits that have been subject to agreements affecting HUSI’s contractual obligations under the facilities. As a result of difficulties in the asset backed commercial paper markets, HUSI entered into various agreements during the second half of 2007 that modified its obligations with respect to these facilities. Under one of these agreements, known as the Montreal Accord, the adhering parties agreed not to trade, trigger default provisions, pursue liquidity or collateral calls, or exercise security rights over assets held by the covered conduits while they worked to restructure outstanding commercial paper into longer-term securities. A restructuring proposal has recently been approved by ABCP noteholders and sanctioned by the Ontario Superior Court. Motions for leave to appeal and appeal of the sanction order by the Ontario Superior Court were filed by certain ABCP noteholders and these motions are now before the Ontario Court of Appeal. As of June 30, 2008, no ruling on such motions had been issued by the Ontario Court of Appeal. As part of the restructuring proposal, HUSI intends to provide a Margin Funding Facility to a new Master Conduit Vehicle.

Separately, HUSI agreed to purchase and hold a specified amount of commercial paper issued by certain conduits covered by HUSI liquidity facilities, all of which was repaid in the first quarter of 2008. While the parties to these arrangements also agreed not to trigger defaults, make liquidity calls, or exercise security rights, the sponsors of these conduits agreed to meet certain collateral calls made by HUSI. These conduits’ liabilities have now been formally restructured, with the outstanding ABCP converted into longer term securities. As part of the restructuring, HUSI has agreed to hold $300 million of the longer term securities and to provide a $100 million Margin Funding Facility. As of June 30, 2008, $11 million of the Margin Funding Facility was drawn.

As of June 30, 2008, other than the $100 million Margin Funding Facility referenced above, HUSI no longer has outstanding liquidity facilities to ABCP conduits subject to the Montreal Accord and other agreements referenced. There were $10 million of drawings outstanding against an additional liquidity facility that expired on March 31, 2008, therefore no additional amounts can be drawn on this facility. Under the Montreal Accord restructuring plan, the $10 million of drawings will be converted into longer term securities.

In addition to the facilities provided to ABCP conduits, HUSI also provides a $50 million liquidity facility to a third-party sponsored multi-seller structured investment vehicle (SIV). This SIV and HUSI’s involvement with it is more fully described in Note 13, “Variable Interest Entities” of the consolidated financial statements. At June 30, 2008 this facility was fully funded and is recorded in loans on HUSI’s balance sheet. The funded amount related to this liquidity facility was considered in the determination of HUSI’s allowance for loan losses and a specific reserve has been established against this facility in accordance with HUSI’s credit policies.

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

At June 30, 2008, one of HUSI’s sponsored CNAV funds, which had total net assets of $7.6 billion, held $228 million of investments issued by SIVs. As a result of recent market conditions and rating agency actions, these investments have experienced declines in market value. HUSI has no legal obligation, and currently has no plan, to offer financial support to this fund in the event that it is unable to maintain a constant net asset value as a result of becoming unable to value its assets at amortized cost. This fund did, however, receive support from an affiliate of HUSI, which in January 2008 provided a letter of limited indemnity in relation to certain of the fund’s SIV investments.

HUSI does not consolidate the CNAV funds it sponsors as they are not VIEs and HUSI does not hold a majority voting interest.

RISK MANAGEMENT

Overview

Some degree of risk is inherent in virtually all of HUSI’s activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI’s businesses, it is addressed as a separate functional discipline. During the second quarter of 2008, there have been no significant changes in policies or approach for managing various types of risk, although HUSI continues to monitor current market conditions and will adjust risk management policies and procedures if deemed necessary.

Liquidity Management

HUSI’s approach to address liquidity risk is summarized on pages 79-81 of HUSI’s 2007 Form 10-K. There have been no material changes in HUSI’s approach toward liquidity risk management during the second quarter of 2008.

HUSI’s ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. At June 30, 2008, HUSI and HBUS maintained the following debt ratings.

	Moody’s	S&P		Fitch	DBRS *

HUSI:
Short-term borrowings	P-1	A-1	+	F1+	R-1
Long-term debt	Aa3	AA	-	AA	AA

HBUS:
Short-term borrowings	P-1	A-1	+	F1+	R-1
Long-term debt	Aa2	AA		AA	AA

* Dominion Bond Rating Service.

Numerous factors, internal and external, may impact HUSI’s access to and costs associated with issuing debt in the global capital markets. These factors include HUSI’s debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of HUSI’s management of credit risks inherent in its customer base.

HUSI periodically issues capital instruments to fund balance sheet growth, to meet cash and capital needs, or to fund investments in subsidiaries. HUSI currently satisfies the eligibility requirements for designation as a “well-known seasoned issuer”, and has an effective shelf registration statement with the United States Securities and Exchange Commission under which it may issue debt securities, preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units.

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

HUSI holds certain residential mortgage loans that were originated at high loan-to-value (LTV) ratios and no mortgage insurance, which could result in potential inability to recover the entire investment in loans involving foreclosed or damaged properties. High LTV loans were mainly loans on primary residences with LTV ratios equal to or exceeding 90% at the time of origination.

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

Outstanding balances of high LTV and interest-only residential mortgage loans are summarized in the following table.

	June 30, 2008	December 31, 2007

(in millions)
Residential mortgage loans with high LTV and no mortgage insurance	$2,033	$2,345
Interest-only residential mortgage loans	4,686	6,161

Total	$6,719	$8,506

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude loans held for sale.

	June 30, 2008	December 31, 2007

(in millions)
Closed end:
First lien	$23,646	$28,315
Second lien	961	1,096
Revolving:
Second lien	3,268	3,082

Total	$27,875	$32,493

HUSI also offers adjustable rate residential mortgage loans which allow it to adjust pricing on the loan in line with market movements. As interest rates have risen over the last three years, many adjustable rate loans may require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect their ability to repay the loan after the adjustment, or may cause the customer to prepay or refinance the loan. At June 30, 2008, HUSI had approximately $12.6 billion in adjustable rate residential mortgage loans. For the remainder of 2008, approximately $1.4 billion of adjustable rate residential mortgage loans will experience their first interest rate reset.

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI’s assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 81-83 of HUSI’s 2007 Form 10-K. During the first six months of 2008, there were no significant changes in policies or approach for managing interest rate risk.

          Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. HUSI’s PVBP position is summarized in the following table.

June 30, 2008	Values

(in millions)
Institutional PVBP movement limit	$6.5
PVBP position at period end	3.4

          Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point gradual rate increase or decrease. HUSI’s economic value of equity position is summarized in the following table.

June 30, 2008	Values (%)

Institutional economic value of equity limit	+/-	20
Projected change in value (reflects projected rate movements on July 1, 2008):
Change resulting from an immediate 200 basis point increase in interest rates		(10)
Change resulting from an immediate 200 basis point decrease in interest rates		(4)

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

	June 30, 2008 Values

	Amount	%

($ in millions)
Projected change in net interest income for scenarios subject to a formal institutional movement limit (reflects projected rate movements on July 1, 2008):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 200 basis point increase in the yield curve	$(273)	(7)
Change resulting from a gradual 200 basis point decrease in the yield curve	222	5
Change resulting from a gradual 100 basis point increase in the yield curve	(136)	(3)
Change resulting from a gradual 100 basis point decrease in the yield curve	129	3

Other significant scenarios monitored for internal purposes, not subject to a formal institutional movement limit (reflects projected rate movements on July 1, 2008):
Change resulting from an immediate 100 basis point increase in the yield curve	(207)	(5)
Change resulting from an immediate 100 basis point decrease in the yield curve	183	4
Change resulting from an immediate 200 basis point increase in the yield curve	(413)	(10)
Change resulting from an immediate 200 basis point decrease in the yield curve	260	6

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

          Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is adjusted on a tax effective basis through other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of June 30, 2008, HUSI had an available for sale securities portfolio of approximately $22 billion with a net negative mark to market of $777 million included in tangible common equity of approximately $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $180 million to a net loss of $957 million with the following results on the tangible capital ratios.

June 30, 2008	Actual	Proforma – Reflecting 25 Basis Points Increase in Rates

Tangible common equity to tangible assets	4.69%	4.55%
Tangible common equity to risk weighted assets	6.13	5.95

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

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and controlled using a complementary set of techniques, including VAR and various techniques for monitoring interest rate risk (beginning on page 87 of this Form 10-Q). These techniques quantify the impact on capital of defined market movements.

Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased for securitizations and within the mortgage banking subsidiary included within the PFS business segment. Portfolios include foreign exchange, derivatives, precious metals (gold, silver, platinum), equities, money market instruments and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

Trading VAR for the first half of 2008 is summarized in the following table.

	June 30, 2008	Six months ended June 30, 2008					December 31, 2007

		Minimum		Maximum	Average

(in millions)
Total trading	$29	$12		$79	$31		$25
Commodities	1		*	5	1		2
Equities	1		*	1		*		*
Foreign exchange	2		*	5	2		3
Interest rate directional and credit spread	22	11		37	22		17

* Less than $500 thousand.

The frequency distribution of daily market risk-related revenues for trading activities during 2008 is summarized in the following table. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the three and six months ended June 30, 2008 shows that the largest daily gain was $36 million and $45 million, respectively and the largest daily loss was $29 million and $63 million, respectively.

Ranges of daily Treasury trading revenue earned from market risk-related activities (in millions)	Below $(10)	$(10) to $0	$0 to $10	Over $10

Three months ended June 30, 2008:
Number of trading days market risk-related revenue was within the stated range	8	15	26	15

Six months ended June 30, 2008:
Number of trading days market risk-related revenue was within the stated range	19	33	49	24

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

Non-trading VAR for the second quarter of 2008, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”, is summarized in the following table.

	June 30, 2008	Six months ended June 30, 2008			December 31, 2007

		Minimum	Maximum	Average

(in millions)
Interest rate	$96	$46	$118	$74	$24

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

June 30, 2008	Values

(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1, 2008):
Value of hedged MSRs portfolio	$546
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	2
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	(3)
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	(3)

          Economic Value of MSRs

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

Ranges of mortgage economic value from market risk-related activities (in millions)	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4

Three months ended June 30, 2008:
Number of trading weeks market risk-related revenue was within the stated range	6	3	2	1	1

Six months ended June 30, 2008:
Number of trading weeks market risk-related revenue was within the stated range	10	5	2	2	7

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarter to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three months ended June 30,

	2008			2007

	Balance	Interest	Rate*	Balance	Interest	Rate*

($ in millions)
Assets
Interest bearing deposits with banks	$5,428	$41	3.03%	$5,745	$81	5.64%
Federal funds sold and securities purchased under resale agreements	8,665	51	2.36	12,855	177	5.53
Trading assets	10,112	138	5.49	12,582	168	5.37
Securities	25,540	334	5.27	21,907	282	5.16
Loans:
Commercial	38,604	421	4.39	29,538	480	6.52
Consumer:
Residential mortgages	32,633	419	5.16	38,904	530	5.46
Credit cards	18,241	463	10.22	17,555	405	9.26
Other consumer	2,113	56	10.71	2,480	62	10.08

Total consumer	52,987	938	7.13	58,939	997	6.79

Total loans	91,591	1,359	5.97	88,477	1,477	6.70

Other	9,673	62	2.56	3,035	44	5.74

Total earning assets	151,009	$1,985	5.29%	144,601	$2,229	6.18%

Allowance for credit losses	(1,679)			(918)
Cash and due from banks	3,038			2,804
Other assets	27,584			21,515

Total assets	$179,952			$168,002

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$47,445	$225	1.91%	$43,434	$356	3.29%
Other time deposits	24,299	226	3.74	22,236	303	5.47
Deposits in foreign offices:
Foreign banks deposits	11,398	53	1.87	9,020	112	4.96
Other interest bearing deposits	15,336	77	2.02	15,525	188	4.86

Total interest bearing deposits	98,478	581	2.37	90,215	959	4.26

Short-term borrowings	11,335	68	2.41	8,948	105	4.70
Long-term debt	25,683	239	3.74	28,806	350	4.88

Total interest bearing liabilities	135,496	888	2.64	127,969	1,414	4.43

Net interest income/Interest rate spread		$1,097	2.65%		$815	1.75%

Noninterest bearing deposits	13,702			13,167
Other liabilities	18,940			14,673
Total shareholders’ equity	11,814			12,193

Total liabilities and shareholders’ equity	$179,952			$168,002

Net interest margin on average earning assets			2.93%			2.26%
Net interest margin on average total assets			2.45%			1.94%

* Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended June 30, 2008 and 2007 included fees of $8 million and $13 million, respectively.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Six months ended June 30,

	2008			2007

	Balance	Interest	Rate*	Balance	Interest	Rate*

($ in millions)
Assets
Interest bearing deposits with banks	$5,571	$86	3.11%	$4,855	$137	5.72%
Federal funds sold and securities purchased under resale agreements	9,345	137	2.95	12,467	340	5.50
Trading assets	11,044	296	5.38	11,677	309	5.34
Securities	25,179	645	5.14	22,214	576	5.23
Loans:
Commercial	37,601	918	4.91	29,104	939	6.51
Consumer:
Residential mortgages	33,914	878	5.21	38,994	1,057	5.47
Credit cards	18,490	937	10.19	17,619	797	9.12
Other consumer	2,169	114	10.54	2,568	126	9.89

Total consumer	54,573	1,929	7.11	59,181	1,980	6.75

Total loans	92,174	2,847	6.21	88,285	2,919	6.67

Other	9,323	144	3.11	2,656	76	5.74

Total earning assets	152,636	$4,155	5.47%	142,154	$4,357	6.18%

Allowance for credit losses	(1,600)			(928)
Cash and due from banks	3,044			2,989
Other assets	30,203			21,548

Total assets	$184,283			$165,763

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$46,361	$502	2.18%	$41,939	$677	3.26%
Other time deposits	24,329	517	4.27	22,798	612	5.41
Deposits in foreign offices:
Foreign banks deposits	12,639	151	2.40	9,132	221	4.88
Other interest bearing deposits	15,333	211	2.77	14,293	338	4.77

Total interest bearing deposits	98,662	1,381	2.81	88,162	1,848	4.23

Short-term borrowings	12,352	167	2.71	8,797	176	4.04
Long-term debt	26,541	541	4.10	29,029	723	5.02

Total interest bearing liabilities	137,555	2,089	3.05	125,988	2,747	4.40

Net interest income/Interest rate spread		$2,066	2.42%		$1,610	1.78%

Noninterest bearing deposits	14,171			13,536
Other liabilities	20,965			14,024
Total shareholders’ equity	11,592			12,215

Total liabilities and shareholders’ equity	$184,283			$165,763

Net interest margin on average earning assets			2.73%			2.28%
Net interest margin on average total assets			2.25%			1.96%

* Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the six months ended June 30, 2008 and 2007 included fees of $16 million and $23 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the captions “Interest Rate Risk Management” and “Trading Activities”, beginning on page 87 of this Form 10-Q.

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

There has been no significant change in HUSI’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, HUSI’s internal control over financial reporting.

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

Credit Card Litigation

Since June 2005, HBUS, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. In response to motions of the plaintiffs on October 19, 2005, the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) issued an order consolidating these suits and transferred all of the cases to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006. The parties are engaged in discovery and motion practice.

In October 2007, Visa Inc. announced that it had completed restructuring transactions in preparation for its initial public offering planned for early 2008. HBUS has a membership interest in Visa Inc. As a result of the indemnification agreement established as part of the restructuring, entities with a membership interest, including HBUS, have obligations to share in certain losses under various agreements with Visa Inc. in connection with this and other litigation.

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

Item 1A. Risk Factors

For a discussion of certain risk factors affecting HUSI, see Part 1, Item 1A of the 2007 Form 10-K. The adverse conditions that led to substantial declines in HUSI’s trading revenue and other income, including higher asset valuation adjustments during the second half of 2007 and the first quarter of 2008 have continued into the second quarter of 2008. Market conditions that have resulted in significantly wider credit spreads and severely diminished liquidity continue to impact the carrying value of several of HUSI’s asset classes, including asset backed securities, sub-prime residential mortgage loans held for sale and credit derivative products, including derivative contracts with monoline insurance companies. While the magnitude of the write-downs slowed in the second quarter of 2008, continued deterioration of the U.S. markets, including further adverse rating actions by credit rating agencies in respect of structured credit products or other credit related exposures, or of monoline insurers, could adversely impact HUSI’s earnings with a corresponding impact on capital.

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

HSBC USA Inc. (Registrant)

August 4, 2008	/s/ Joseph R. Simpson

Joseph R. Simpson Executive Vice President and Controller (On behalf of Registrant)