Form 10-Q
period 2008-09-30
HSBC USA INC /MD/
filed 2008-11-10
CIK 83246

CONFORMED

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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
Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐        No ☒

At October 31, 2008, there were 708 shares of the registrant’s Common Stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.
Form 10-Q

HSBC USA Inc.
CONSOLIDATED STATEMENT OF (LOSS) INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

(in millions)
Interest income:
Loans	$1,423	$1,586	$4,270	$4,505
Securities	313	317	943	870
Trading assets	139	167	435	476
Short-term investments	100	241	323	719
Other	54	60	198	144

Total interest income	2,029	2,371	6,169	6,714

Interest expense:
Deposits	575	993	1,956	2,841
Short-term borrowings	60	90	227	266
Long-term debt	225	365	766	1,087

Total interest expense	860	1,448	2,949	4,194

Net interest income	1,169	923	3,220	2,520
Provision for credit losses	658	402	1,762	871

Net interest income after provision for credit losses	511	521	1,458	1,649

Other revenues:
Credit card fees	215	220	653	580
Other fees and commissions	189	203	529	542
Trust income	44	26	114	73
Trading (loss) revenue	(122)	28	(947)	477
Securities (loss) gain, net	(178)	59	(128)	96
HSBC affiliate income	33	46	119	136
Residential mortgage banking revenue	13	6	64	69
Gain on instruments at fair value and related derivatives	111	—	121	—
Other loss	(30)	(214)	(177)	(188)

Total other revenues	275	374	348	1,785

Operating expenses:
Salaries and employee benefits	329	337	971	1,016
Support services from HSBC affiliates	300	290	891	858
Occupancy expense, net	72	63	201	181
Other expenses	273	201	665	557

Total operating expenses	974	891	2,728	2,612

(Loss) income before income tax expense	(188)	4	(922)	822
Income tax (benefit) expense	(52)	(17)	(334)	237

Net (loss) income	$(136)	$21	$(588)	$585

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2008	December 31, 2007

(in millions)
Assets
Cash and due from banks	$5,237	$3,567
Interest bearing deposits with banks	3,893	4,741
Federal funds sold and securities purchased under agreements to resell	15,605	13,677
Trading assets	34,838	37,036
Securities available for sale	20,225	19,962
Securities held to maturity (fair value of $2,827 million and $2,945 million at September 30, 2008 and December 31, 2007, respectively)	2,841	2,891
Loans (includes $1,257 million recorded under fair value option at September 30, 2008)	91,660	95,826
Less - allowance for credit losses	2,059	1,414

Loans, net	89,601	94,412

Properties and equipment, net	568	568
Intangible assets	564	534
Goodwill	2,646	2,701
Other assets	10,565	8,284

Total assets	$186,583	$188,373

Liabilities
Deposits in domestic offices:
Noninterest bearing	$17,301	$13,831
Interest bearing (includes $2,244 million recorded under fair value option at September 30, 2008)	67,854	68,237
Deposits in foreign offices:
Noninterest bearing	1,347	1,030
Interest bearing	35,284	33,072

Total deposits	121,786	116,170

Trading liabilities	16,347	16,253
Short-term borrowings	8,784	11,832
Interest, taxes and other liabilities	6,400	4,613
Long-term debt (includes $2,748 million recorded under fair value option at September 30, 2008)	21,458	28,268

Total liabilities	174,775	177,136

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 708 and 706 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	—	—
Additional paid-in capital	9,594	8,123
Retained earnings	1,366	1,901
Accumulated other comprehensive loss	(717)	(352)

Total common shareholder’s equity	10,243	9,672

Total shareholders’ equity	11,808	11,237

Total liabilities and shareholders’ equity	$186,583	$188,373

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine months ended September 30,

	2008	2007

(in millions)
Preferred stock
Balance, January 1 and September 30,	$1,565	$1,690

Common stock
Balance, January 1 and September 30,	—	—

Additional paid-in capital
Balance, January 1,	8,123	8,124
Capital contribution from parent	1,460	—
Employee benefit plans and other	11	(1)

Balance, September 30,	9,594	8,123

Retained earnings
Balance, January 1,	1,901	2,661
Adjustment to initially apply fair value measurement and fair value option accounting, under FASB Statement Nos. 157 and 159, net of tax	113	—
Net (loss) income	(588)	585
Cash dividends declared on preferred stock	(60)	(75)
Cash dividends declared on common stock	—	(635)

Balance, September 30,	1,366	2,536

Accumulated other comprehensive loss
Balance, January 1,	(352)	(214)

Net change in unrealized (losses) gains, net of tax on:
Securities available for sale	(355)	(45)
Derivatives classified as cash flow hedges	(14)	(90)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	6	10
Foreign currency translation adjustments, net of tax	(2)	3

Other comprehensive loss, net of tax	(365)	(122)

Balance, September 30,	(717)	(336)

Total shareholders’ equity, September 30,	$11,808	$12,013

Comprehensive (loss) income
Net (loss) income	$(588)	$585
Other comprehensive loss, net of tax	(365)	(122)

Comprehensive (loss) income	$(953)	$463

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,

	2008	2007

(in millions)
Cash flows from operating activities
Net (loss) income	$(588)	$585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and deferred taxes	(290)	69
Provision for credit losses	1,762	871
Other-than-temporarily impaired available for sale securities	204	—
Net change in other assets and liabilities	(508)	(4,529)
Net change in loans held for sale	1,736	(1,700)
Net change in loans attributable to tax refund anticipation loans program:
Originations of loans	(12,628)	(17,433)
Sales of loans to HSBC Finance Corporation, including premium	12,627	17,645
Net change in trading assets and liabilities	2,991	(52)
Mark-to-market on financial instruments designated at fair value and related derivatives	(507)	—
Net change in fair value of derivatives and hedged items	6	642

Net cash provided by (used in) operating activities	4,805	(3,902)

Cash flows from investing activities
Net change in interest bearing deposits with banks	848	(6,205)
Net change in federal funds sold and securities purchased under resale agreements	(1,928)	2,705
Net change in securities available for sale:
Purchases of securities available for sale	(8,273)	(12,947)
Proceeds from sales of securities available for sale	2,828	3,736
Proceeds from maturities of securities available for sale	4,415	7,332
Net change in securities held to maturity:
Purchases of securities held to maturity	(383)	(187)
Proceeds from maturities of securities held to maturity	433	213
Net change in loans:
Originations, net of collections	13,864	15,491
Loans purchased from HSBC Finance Corporation	(17,804)	(17,136)
Loans sold to third parties	4,959	—
Net cash used for acquisitions of properties and equipment	(53)	(71)
Other, net	(7)	(123)

Net cash used in investing activities	(1,101)	(7,192)

Cash flows from financing activities
Net change in deposits	5,633	8,662
Net change in short-term borrowings	(3,048)	4,331
Net change in long-term debt:
Issuance of long-term debt	3,463	5,019
Repayment of long-term debt	(9,493)	(6,981)
Capital contribution from parent	1,460	—
Other increases (decreases) in capital surplus	11	(1)
Dividends paid	(60)	(710)

Net cash (used in) provided by financing activities	(2,034)	10,320

Net change in cash and due from banks	1,670	(774)
Cash and due from banks at beginning of period	3,567	3,359

Cash and due from banks at end of period	$5,237	$2,585

Supplemental disclosure of cash flow information
Interest paid during the period	3,157	4,220
Income taxes (refunded) paid during the period	(84)	196
Supplemental disclosure of non-cash investing activities
Transfer of receivables to real estate owned	87	63

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH), which is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, HUSI), including its principal subsidiary, HSBC Bank USA, National Association (HBUS), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. These unaudited interim consolidated financial statements should be read in conjunction with HUSI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The accounting and reporting policies of HUSI are consistent, in all material respects, with those used to prepare the 2007 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 18, “New Accounting Pronouncements” of the consolidated financial statements.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Note 2.	Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	September 30, 2008	December 31, 2007

(in millions)
Trading assets:
U.S. Treasury	$127	$460
U.S. Government agency	194	201
U.S. Government sponsored enterprises (1)	3,082	2,808
Asset backed securities	2,186	4,162
Corporate and foreign bonds	4,330	2,483
Other securities	3,212	3,423
Precious metals	5,923	8,788
Fair value of derivatives	15,784	14,711

Total	$34,838	$37,036

Trading liabilities:
Securities sold, not yet purchased	$1,912	$1,444
Payables for precious metals	1,593	1,523
Fair value of derivatives	12,842	13,286

Total	$16,347	$16,253

(1)

Includes mortgage backed securities of $320 million and $1,121 million issued or guaranteed by the Federal National Mortgage Association (FNMA) and $2,762 million and $1,687 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008 and December 31, 2007, the fair value of derivatives included in trading assets have been reduced by $2.7 billion and $3.6 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties, consistent with the reporting requirements of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1).

At September 30, 2008 and December 31, 2007, the fair value of derivatives included in trading liabilities have been reduced by $6.3 billion and $5.6 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties, consistent with the reporting requirements of FSP FIN 39-1.

Note 3.	Securities

At September 30, 2008 and December 31, 2007, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government agencies and U.S. Government sponsored enterprises) with a book value that exceeded 10% of shareholders’ equity. The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios are summarized in the following tables.

September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Securities available for sale:
U.S. Treasury	$1	$—	$—	$1
U.S. Government sponsored enterprises (1)	11,576	68	(288)	11,356
U.S. Government agency issued or guaranteed	3,891	15	(47)	3,859
Obligations of U.S. states and political subdivisions	696	1	(43)	654
Asset backed securities	3,603	—	(560)	3,043
Other domestic debt securities	144	—	(14)	130
Foreign debt securities	1,126	1	(5)	1,122
Equity securities (2)	61	—	(1)	60

Total	$21,098	$85	$(958)	$20,225

Securities held to maturity:
U.S. Government sponsored enterprises (3)	$1,882	$36	$(46)	$1,872
U.S. Government agency issued or guaranteed	502	19	(3)	518
Obligations of U.S. states and political subdivisions	223	7	(4)	226
Asset backed securities	183	—	(23)	160
Foreign debt securities	51	—	—	51

Total	$2,841	$62	$(76)	$2,827

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in millions)
Securities available for sale:
U.S. Treasury	$1	$—	$—	$1
U.S. Government sponsored enterprises (1)	10,931	60	(251)	10,740
U.S. Government agency issued or guaranteed	3,193	13	(34)	3,172
Obligations of U.S. states and political subdivisions	668	3	(3)	668
Asset backed securities	4,069	13	(97)	3,985
Other domestic debt securities	143	4	—	147
Foreign debt securities	1,036	1	(3)	1,034
Equity securities (2)	235	—	(20)	215

Total	$20,276	$94	$(408)	$19,962

Securities held to maturity:
U.S. Government sponsored enterprises (3)	$1,862	$42	$(22)	$1,882
U.S. Government agency issued or guaranteed	528	24	(1)	551
Obligations of U.S. states and political subdivisions	255	14	—	269
Asset backed securities	176	1	(4)	173
Foreign debt securities	70	—	—	70

Total	$2,891	$81	$(27)	$2,945

(1)

Includes securities of $5.2 billion and $4.3 billion (see table below) issued or guaranteed by the Federal National Mortgage Association (FNMA) and $6.1 billion and $6.4 billion (see table below) issued or guaranteed by Federal Home Loan Mortgage Corporation (FHLMC) at September 30, 2008 and December 31, 2007, respectively. The amounts reported for U.S. Government sponsored enterprises in the Securities tables in the June 30, 2008 Quarterly Report on Form 10-Q (the “Second Quarter Form 10-Q”) at June 30, 2008 and December 31, 2007 were correct. However, as a result of an error in sorting system codes, the amounts reported in the footnote to those tables for securities issued or guaranteed by FNMA and FHLMC at June 30, 2008 and December 31, 2007, were incorrect. The impact of this error was not material. The corrected amounts are presented in the following table:

	June 30, 2008		December 31, 2007

	As Reported	Corrected Amount	As Reported	Corrected Amount

(in billions)
Securities available for sale:
FNMA	$2.3	$6.4	$2.1	$4.3
FHLMC	2.1	6.2	2.0	6.4

(2)

Includes securities issued by FNMA of $11 million and $210 million at September 30, 2008 (balances at September 30, 2008 reflect other than temporary impairment of $197 million) and December 31, 2007, respectively.

(3)

Includes securities of $.7 billion issued or guaranteed by FNMA at both September 30, 2008 and December 31, 2007 (see table below) and $1.2 billion issued or guaranteed by FHLMC at both September 30, 2008 and December 31, 2007 (see table below). The amounts reported for U.S. Government sponsored enterprises in the Securities tables in the Second Quarter Form 10-Q were correct. However, as a result of an error in sorting system codes, the amounts reported in the footnote to those tables for securities issued or guaranteed by FNMA and FHLMC at June 30, 2008 and December 31, 2007, were incorrect. The impact of this error was not material. The corrected amounts are presented in the following table:

	June 30, 2008		December 31, 2007

	As Reported	Corrected Amount	As Reported	Corrected Amount

(in billions)
Securities held to maturity:
FNMA	$.6	$.7	$.6	$.7
FHLMC	1.2	1.2	1.1	1.2

Gross unrealized losses and related fair values, classified as to the length of time the losses have existed, are summarized in the following tables.

	One Year or Less			Greater Than One Year

September 30, 2008	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

($ in millions)
Securities available for sale:
U.S. Government sponsored enterprises (1)	937	$(99)	$4,136	148	$(189)	$3,147
U.S. Government agency issued or guaranteed	431	(19)	1,907	184	(28)	684
Obligations of U.S. states and political subdivisions	52	(15)	305	53	(28)	331
Asset backed securities	60	(243)	1,510	105	(317)	1,504
Other domestic debt securities	4	(14)	120	1	—	4
Foreign debt securities	2	—	505	5	(5)	101
Equity securities	2	(1)	—	—	—	—

Total	1,488	$(391)	$8,483	496	$(567)	$5,771

Securities held to maturity:
U.S. Government sponsored enterprises (1)	26	$(24)	$705	13	$(22)	$251
U.S. Government agency issued or guaranteed	6	(3)	88	—	—	—
Obligations of U.S. states and political subdivisions	44	(4)	54	3	—	2
Asset backed securities	2	(6)	55	10	(17)	99

Total	78	$(37)	$902	26	$(39)	$352

	One Year or Less			Greater Than One Year

December 31, 2007	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

($ in millions)
Securities available for sale:
U.S. Government sponsored enterprises (1)	48	$(57)	$1,581	564	$(194)	$5,628
U.S. Government agency issued or guaranteed	9	—	13	440	(34)	1,607
Obligations of U.S. states and political subdivisions	43	(2)	256	13	(1)	106
Asset backed securities	63	(83)	1,607	63	(14)	841
Other domestic debt securities	1	—	4	2	—	21
Foreign debt securities	5	(1)	71	6	(2)	158
Equity securities	—	—	—	1	(20)	190

Total	169	$(143)	$3,532	1,089	$(265)	$8,551

Securities held to maturity:
U.S. Government sponsored enterprises (1)	11	$(3)	$87	20	$(19)	$377
U.S. Government agency issued or guaranteed	1	—	15	82	(1)	42
Obligations of U.S. states and political subdivisions	7	—	4	—	—	—
Asset backed securities	3	(1)	41	7	(3)	66

Total	22	$(4)	$147	109	$(23)	$485

(1)	Included primarily mortgaged backed securities issued or guaranteed by FNMA and FHLMC.

Gross unrealized losses within the available for sale and held to maturity securities portfolios increased during the nine months ended September 30, 2008 due to the impact of continued widening of credit spreads on asset backed securities (ABS), particularly private label collateralized mortgage obligations (CMOs). These are primarily fixed rate securities and a majority of these securities are highly-rated (i.e., AAA or AA). HUSI has the ability and intent to hold these securities until maturity or a market price recovery. As a result, other than the securities described below, they are not considered to be other-than-temporarily impaired.

During the three months and nine months ended September 30, 2008, a single asset backed security and the preferred equity securities of FNMA were determined to be other-than-temporarily impaired pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. As a result, HUSI recorded an other-than-temporary impairment charge of $180 million during the three months ended September 30, 2008 and $204 million during the year to date period on these investments, which is recorded as a component of securities (loss) gain in the accompanying consolidated statement of (loss) income.

Note 4. Loans

A distribution of the loan portfolio, including loans held for sale, is summarized in the following table.

	September 30, 2008			December 31, 2007

	Loans Held for Sale	All Other Loans	Total Loans	Loans Held for Sale	All Other Loans	Total Loans

(in millions)
Commercial loans:
Construction and other real estate	$6	$8,724	$8,730	$26	$8,428	$8,454
Other commercial	1,257	32,286	33,543	1,939	28,407	30,346

	1,263	41,010	42,273	1,965	36,835	38,800

Consumer loans:
Sub-prime residential mortgages	1,401	—	1,401	1,869	—	1,869
Other residential mortgages	664	26,878	27,542	1,018	32,493	33,511
Credit card receivables	—	18,311	18,311	—	19,243	19,243
Other consumer	46	2,087	2,133	418	1,985	2,403

	2,111	47,276	49,387	3,305	53,721	57,026

Total loans	$3,374	$88,286	$91,660	$5,270	$90,556	$95,826

Loans pledged as collateral are summarized in Note 14, “Financial Guarantee Arrangements and Pledged Assets” of the consolidated financial statements.

In September 2008, HUSI sold approximately $1 billion of prime adjustable and fixed rate residential mortgage loans which resulted in a $4.5 million loss. In May 2008, HUSI sold approximately $4 billion of prime adjustable rate residential mortgage loans which resulted in a $13.5 million gain on sale. The gains and losses from the sale of residential mortgage loans is reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of (loss) income. HUSI retained the servicing rights in relation to the mortgages upon sale.

Loans Held for Sale

HUSI originates commercial loans in connection with its participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as other commercial loans held for sale at September 30, 2008. Commercial loans held for sale under this program were approximately $1.3 billion at September 30, 2008, all of which are recorded at fair value. Refer to Note 15, “Fair Value Measurements” of the consolidated financial statements for additional information. During the nine month period ended September 30, 2008, the market value of these loans decreased due to adverse conditions in the corporate credit markets.

Residential mortgage loans held for sale include sub-prime residential mortgage loans acquired from unaffiliated third parties and from HSBC Finance Corporation, with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various governmental agencies.

Other consumer loans held for sale consist of student loans.

Residential mortgage and other consumer loans held for sale are recorded at the lower of cost or market value. The cost of loans held for sale exceeded market value at September 30, 2008, resulting in an increase to the related valuation allowance. This was primarily a result of adverse conditions in the U.S. residential mortgage markets. The valuation allowance related to loans held for sale is presented in the following table.

	Three months ended September 30		Nine months ended September 30

	2008	2007	2008	2007

(in millions)
Balance at beginning of period	$(610)	$(58)	$(475)	$(29)
Increase in allowance for net reductions in market value	(86)	(218)	(342)	(299)
Releases of valuation allowance for loans sold	8	5	129	57

Balance at end of period	$(688)	$(271)	$(688)	$(271)

Loans held for sale are subject to credit risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions as well as in the interest rate and credit environment. Interest rate risk for the residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the loans held for sale. Trading related revenues associated with this economic hedging program, which are included in net interest income and trading revenues, were $4 million and $34 million for the three and nine month periods ended September 30, 2008, respectively. For the three and nine month periods ended September 30, 2007 there were $46 million of trading related losses and $21 million of trading related revenues, respectively, associated with this economic hedging program, which are included in net interest income and trading revenues.

Note 5. Allowance for Credit Losses and Credit Quality Statistics

Changes in the allowance for credit losses are summarized in the following table.

	Three months ended September 30		Nine months ended September 30

	2008	2007	2008	2007

(in millions)
Balance at beginning of period	$1,796	$902	$1,414	$897
Provision charged to income	658	402	1,762	871
Charge offs	(479)	(305)	(1,324)	(903)
Recoveries	63	59	207	193
Transferred reserve	21	—	—	—

Balance at end of period	$2,059	$1,058	$2,059	$1,058

          Credit Quality Statistics

Nonaccruing loans are summarized in the following table.

	September 30, 2008	December 31, 2007

(in millions)
Nonaccruing loans
Commercial:
Construction and other real estate	$87	$34
Other commercial	139	89

Total commercial	226	123

Consumer:
Residential mortgages	920	640
Credit card receivables	1	1

Total consumer loans	921	641

Total nonaccruing loans	$1,147	$764

Interest income on nonaccruing loans is summarized in the following table.

Nine months ended September 30	2008	2007

(in millions)
Interest income on nonaccruing loans:
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$57	$29
Amount actually recorded	3	6

Additional credit quality statistics are summarized in the following table.

	September 30, 2008	December 31, 2007

(in millions)
Accruing loans contractually past due 90 days or more as to principal or interest:
Total commercial	$33	$8

Consumer:
Residential mortgages	—	—
Credit card receivables	480	432
Other consumer loans	16	16

Total consumer loans	496	448

Total accruing loans contractually past due 90 days or more	$529	$456

Impaired commercial loans:
Balance at end of period	$226	$123
Amount with impairment reserve	145	41
Impairment reserve	44	15

Other real estate owned:
Balance at end of period	$87	$71

Further analysis of credit quality and credit loss reserves are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” of this Form 10-Q under the caption “Credit Quality.”

Note 6. Intangible Assets

The composition of intangible assets is summarized in the following table.

	September 30, 2008	December 31, 2007

(in millions)
Mortgage servicing rights	$529	$494
Other	35	40

Intangible assets	$564	$534

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

Residential Mortgage Servicing Rights

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

Fair value of residential MSRs is calculated using the following critical assumptions.

	September 30, 2008	December 31, 2007

Annualized constant prepayment rate (CPR)	23.40%	21.40%
Constant discount rate	16.38%	10.44%
Weighted average life	5.1 years	4.9 years

Residential MSRs activity is summarized in the following table.

	Three months ended September 30		Nine months ended September 30

	2008	2007	2008	2007

(in millions)
Fair value of MSRs:
Beginning balance	$546	$548	$489	$470
Additions related to loan sales	31	28	113	89
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(39)	(28)	(14)	35
Realization of cash flows	(16)	(14)	(66)	(60)

Ending balance	$522	$534	$522	$534

Servicing fees collected by HUSI are included in residential mortgage banking revenue and were $34 million and $29 million for the three months ended September 30, 2008 and 2007, respectively, and $96 million and $85 million for the first nine months of 2008 and 2007, respectively.

Commercial Mortgage Servicing Rights

Commercial MSRs, which are accounted for using the lower of cost or market method, totaled $7 million and $3 million for the first nine months of 2008 and 2007, respectively.

Other

Other intangible assets are comprised of favorable lease arrangements of $25 million and $28 million at September 30, 2008 and December 31, 2007, respectively, and customer lists in the amount of $10 million and $12 million at September 30, 2008 and December 31, 2007, respectively.

Note 7. Goodwill

Goodwill is tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill may be tested more frequently if certain conditions are met. During the third quarter of 2008, HUSI completed its annual impairment test of goodwill. At the testing date, HUSI determined that the fair value of each of its reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized.

As a result of difficult business conditions and the volatility currently prevailing in the market which impacts cash flows, HUSI performed an interim goodwill impairment test for the Global Banking and Markets business segment and the Residential Mortgage reporting unit within the Personal Financial Services (PFS) business segment as of September 30, 2008. The results of this test showed that the carrying value of the Residential Mortgage reporting unit exceeded its fair value and therefore the goodwill allocated to this reporting unit was considered to be impaired. As a result, HUSI recorded a goodwill impairment charge of approximately $54 million in the consolidated statement of (loss) income in the third quarter of 2008 representing all of the goodwill allocated to this reporting unit. The fair value of the Global Banking and Markets business segment exceeded the carrying value as of September 30, 2008 and, therefore, no impairment was recorded for this business segment.

Note 8. Income Taxes

The following table presents HUSI’s effective tax rates.

	Three months ended September 30		Nine months ended September 30

	2008	2007	2008	2007

Statutory federal income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	1.4	66.1	1.4	2.0
Tax exempt income	(2.0)	(129.6)	(1.2)	(1.9)
Validation of deferred tax balances	—	—	(.4)	(3.4)
Tax credits	(5.8)	(256.5)	(4.0)	(3.7)
Effects of foreign operations	4.8	(71.8)	2.3	(.2)
Uncertain tax provision	(.2)	(49.6)	(.4)	1.0
Goodwill impairment charge	10.1	—	2.1	—
Other	(1.0)	(18.6)	(1.0)	—

Effective tax rate	(27.7)%	(425.0)%	(36.2)%	28.8%

The change in the effective tax rate for the three and nine months ended September 30, 2008 compared to the same prior year periods is a result of non-deductible goodwill impairment charges and tax benefit adjustments such as tax credits, tax exempt income and deferred tax adjustments applied to pretax loss in 2008 as compared to similar tax benefits, with no goodwill impairment, applied to pretax income in 2007. The effective tax rate for the three months ended September 30, 2007 was significantly impacted by a relatively constant level of tax exempt income and tax credits in relation to lower pre-tax income.

HUSI is currently under audit by the Internal Revenue Service as well as various state and local tax jurisdictions. Although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact of the results from the audits on HUSI’s uncertain tax positions at this time.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table.

	September 30, 2008	December 31, 2007

(in millions)
Senior debt	$12,637	$18,233
Subordinated debt	6,082	5,693
Structured notes	1,853	3,284
All other	886	1,058

Total long-term debt	$21,458	$28,268

The decline in Senior debt from December 31, 2007 is principally the result of the maturity of $3 billion of Floating Rate FHLB advances, $1,575 million of Floating Rate Non USD Senior Global Bank Notes, $1,440 million of Floating Rate Extendible Notes, the early maturity of $1,360 million of other senior notes, the repayment of $700 million in private label credit card secured financings and a $30 million partial redemption of the $1,950 million 3.875% Fixed Rate Senior Notes due September 15, 2009.

Partially offsetting the decline in Senior debt was the issuance of the following senior notes:

HUSI issued $1,500 million of Floating Rate Extendible Notes in April 2008. These notes require the holders to decide quarterly whether to extend the maturity date of their notes by three months beyond the initial maturity date of May 15, 2009. The final maturity date cannot go beyond April 15, 2013. On the October 14, 2008 election date, all of the noteholders elected not to extend the maturity date of their notes past October 15, 2009. Interest on these notes is paid quarterly commencing July 14, 2008 and is based on three-month LIBOR, plus the applicable spread for each interest period. The spread for each period ranges from forty basis points for the interest period ending April 14, 2009 to forty eight basis points for the interest period ending April 15, 2013.

In June 2008, HUSI announced the launch of $250 million of ELEMENTS(SM) exchange-traded notes due June 16, 2023. These securities are senior unsecured obligations of HUSI, whose return is linked to the performance of the S&P Commodity Trends Indicator – Total Return (the “Index”). At September 30, 2008, approximately $13 million of these securities were outstanding. The Index is a diversified composite of sixteen physical commodity futures, grouped into six sectors. The securities are not principal protected and, consequently, the return of principal at maturity is not guaranteed. The securities do not pay any interest during their term. Instead, investors will receive a cash payment on the June 16, 2023 maturity date, or upon repurchase by HUSI, that is based on the performance of the Index, less an investor fee.

In August 2008 HUSI issued $700 million of Floating Rate Notes due August 14, 2009. Interest on these notes will be paid quarterly in February, May, August and November, commencing November 14, 2008 at a floating rate equal to three-month LIBOR plus 0.40%. The notes are not subject to redemption by HUSI prior to maturity.

Also in August 2008 HUSI issued $250 million of Floating Rate Notes due August 13, 2010. Interest on these notes will be paid quarterly in February, May, August and November of each year, commencing November 13, 2008 at a floating rate equal to three-month LIBOR plus 1.00%. The notes are not subject to redemption by HUSI prior to maturity.

The increase in Subordinated debt from December 31, 2007 reflects the June issuance by HBUS of $700 million 7% Subordinated Bank Notes due January 15, 2039. These non-callable notes were issued under the $40 billion Global Bank Note Program. Interest will be paid semi-annually each January 15 and July 15, commencing January 15, 2009.

The decline in structured notes from December 31, 2007 reflects the maturity of approximately $1 billion of medium term notes.

Subordinated debt includes $1,420 million and $1,683 million of debt instruments recorded at fair value at September 30, 2008 and December 31, 2007, respectively. Structured notes include $1,328 million and $1,760 million of debt instruments recorded at fair value at September 30, 2008 and December 31, 2007, respectively. Refer to Note 16, “Fair Value Option” of the consolidated financial statements for further details.

Note 10. Related Party Transactions

In the normal course of business, HUSI conducts transactions with HSBC and its subsidiaries (HSBC affiliates). These transactions occur at prevailing market rates and terms. All extensions of credit by HBUS to HSBC affiliates (other than FDIC-insured banks) are legally required to be secured by eligible collateral. Related party balances and the income and expense generated by related party transactions are summarized in the following tables.

	September 30, 2008	December 31, 2007

(in millions)
Assets:
Cash and due from banks	$84	$97
Interest bearing deposits with banks	186	134
Federal funds sold and securities purchased under resale agreements	411	356
Trading assets (1)	16,707	11,640
Loans	3,787	2,007
Other	1,987	398

Total assets	$23,162	$14,632

Liabilities:
Deposits	$11,711	$13,050
Trading liabilities (1)	20,151	14,552
Short-term borrowings	522	982
Other	480	876

Total liabilities	$32,864	$29,460

(1)	Trading assets and liabilities exclude the impact of netting in accordance with FASB Interpretation No. 39 and FSP FIN 39-1.

	Three months ended September 30		Nine months ended September 30

	2008	2007	2008	2007

(in millions)
Interest income	$51	$44	$159	$109
Interest expense	43	108	169	317

Net interest income	$8	$(64)	$(10)	$(208)

HSBC affiliate income:
Fees and commissions:
HSBC	$16	$19	$60	$49
HSBC Finance Corporation	5	6	18	17
HSBC Markets (USA) Inc. (HMUS)	4	2	9	8
Other HSBC affiliates	3	2	5	6
Gains on sales of refund anticipation loans to HSBC Finance Corporation	—	—	13	23
Other HSBC affiliates income	5	17	14	33

Total affiliate income	$33	$46	$119	$136

Support services expense from HSBC affiliates:
HSBC Finance Corporation	$116	$115	$353	$347
HSBC Markets (USA) Inc. (HMUS)	54	61	166	192
HSBC Technology & Services (USA) Inc. (HTSU) for technology services	61	63	187	185
Other HSBC affiliates	69	51	185	134

Total support services from HSBC affiliates	$300	$290	$891	$858

Transactions Conducted with HSBC Finance Corporation

•

Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

•

In the second quarter of 2008, HSBC Finance Corporation launched a new program with HBUS to sell loans originated in accordance with the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) underwriting criteria to HBUS who then sells them to Freddie Mac under its existing Freddie Mac program. During the three months and nine months ended September 30, 2008, $68 million and $82 million of real estate secured loans were purchased by HBUS under this program, with a total premium of $2 million and $2 million, respectively.

•

HUSI purchases receivables generated by private label credit card relationships daily at fair market value, as determined by an independent third party. HUSI purchased $4,701 million and $5,000 million for the three months ended September 30, 2008 and 2007, respectively, and $14,239 million and $15,090 million for the nine months ended September 30, 2008 and 2007, respectively, of private label credit card receivables. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance Corporation continues to service the customer receivables and charge HUSI a servicing fee. Fees paid relating to the servicing of private label credit card receivables for the three months ended September 30, 2008 and 2007 totaled $91 million and $94 million, respectively and for the nine months ended September 30, 2008 and 2007 totaled $278 million and $284 million, respectively. HSBC Finance Corporation was servicing $16,320 million and $16,339 million for the nine months ended September 30, 2008 and 2007, respectively, of private label credit card receivables.

•

HUSI purchases receivables generated by MasterCard 1/Visa [2] credit card relationships daily at fair market value, as determined by an independent third party. HUSI purchased $1,996 million and $1,115 million for the three months ended September 30, 2008 and 2007, respectively, and $3,565 million and $2,848 million for the nine months ended September 30, 2008 and 2007, respectively, of MasterCard/Visa receivables. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance Corporation continues to service the customer receivables and charge HUSI a servicing fee. Fees paid relating to the servicing of MasterCard/Visa receivables for the three months ended September 30, 2008 and 2007 totaled $12 million and $7 million, respectively and for the nine months ended September 30, 2008 and 2007 totaled $35 million and $16 million, respectively. HSBC Finance Corporation was servicing $1,991 million and $1,539 million for the nine months ended September 30, 2008 and 2007, respectively of MasterCard/Visa receivables.

•

HSBC Finance Corporation services a portfolio of private label consumer loans and charges HUSI a service fee. Fees paid relating to the servicing of private label consumer loan receivables for the three months ended September 30, 2008 and 2007 totaled $4 million and $4 million, respectively, and for the nine months ended September 30, 2008 and 2007 totaled $11 million and $11 million, respectively. For the nine months ended September 30, 2008 and 2007, HSBC Finance Corporation was servicing $993 million and $1,241 million of private label consumer loan receivables, respectively.

•

HUSI services a portfolio of residential mortgage loans owned by HSBC Finance Corporation and receives a servicing fee. Servicing fee income received by HUSI during the three months ended September 30, 2008 and 2007 was $3 million. Servicing fee income received by HUSI during the nine months ended September 30, 2008 and 2007 was $10 million and $8 million, respectively.

[1]	MasterCard is a registered trademark of MasterCard, Incorporated.

[2]	Visa is a registered trademark of Visa USA, Inc.

•

In 2005, HUSI purchased a portfolio of higher quality nonconforming residential mortgage loans (the HMS portfolio) from HSBC Finance Corporation with the intent of holding these loans. HSBC Finance Corporation continues to service these loans, and charges HUSI a servicing fee. Servicing fees paid by HUSI during the three months ended September 30, 2008 and 2007 were $1.5 million and $2.0 million, respectively. Servicing fees paid by HUSI during the nine months ended September 30, 2008 and 2007 were $4.9 million and $6.6 million, respectively.

•

HUSI’s wholly-owned subsidiaries HBUS and HSBC Trust Company (Delaware), N.A. (HTCD) are the originating lenders for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which are managed by HSBC Finance Corporation. By agreement, HBUS and HTCD process applications, fund and subsequently sell these loans to HSBC Finance Corporation. For the nine months ended September 30, 2008 and 2007, HBUS and HTCD originated loans of approximately $13 billion and $17 billion, respectively, that were sold to HSBC Finance Corporation. This resulted in gains of $13 million and $23 million for the nine months ended September 30, 2008 and 2007, respectively.

•

In 2007, HUSI acquired residential mortgage loans at fair value from HSBC Finance Corporation for the purpose of selling these loans. During the nine months ended September 30, 2007, HUSI acquired $645 million of loans from HSBC Finance Corporation for a net discount of $12 million.

•

Certain of HUSI’s consolidated subsidiaries have secured lines of credit totaling $1 billion with HSBC Finance Corporation. There were no balances outstanding under any of these lines of credit at September 30, 2008 or December 31, 2007.

Transactions Conducted with HMUS and Subsidiaries

HUSI utilizes HSBC Securities (USA) Inc. (HSI) for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

HUSI has extended subordinated loans to HSI in the amount of $1.6 billion, of which $1.2 billion and $350 million was outstanding at September 30, 2008 and December 31, 2007, respectively. HUSI has also extended affiliate lending to HSBC Capital (USA) Inc. in the amount of $270 million, of which $181 million was outstanding at September 30, 2008.

By agreement, HUSI and HBUS have uncommitted lines of credit to HMUS and HSI, the aggregate amount outstanding under which cannot exceed $1 billion. At September 30, 2008, an aggregate amount of $198 million was outstanding under these facilities.

Other Transactions with HSBC Affiliates

HUSI had an unused line of credit with HSBC Bank plc, a U.K. based subsidiary (HBEU), of $2.5 billion at September 30, 2008 and December 31, 2007.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $1.7 billion, of which $701 million and $225 million was outstanding at September 30, 2008 and December 31, 2007, respectively.

In 2007, HUSI also provided support to several HSBC affiliate sponsored asset backed commercial paper (ABCP) conduits by purchasing up to $1.16 billion of A-1/P-1 rated commercial paper issued by them. During the third quarter of 2008, HUSI has continued to provide support to these conduits by purchasing ABCP. As of September 30, 2008 and December 31, 2007, approximately $1.7 billion and $306 million, respectively of ABCP was held by HUSI.

HUSI utilizes other HSBC affiliates primarily for treasury and traded markets services and, to a lesser extent, for global resourcing initiatives. Fees billed to HUSI for these services are included in support services from HSBC affiliates and totaled $63 million and $69 million for the three months ended September 30, 2008 and 2007, respectively, and $192 million and $212 million for the nine months ended September 30, 2008 and 2007, respectively.

HUSI routinely enters into derivative transactions with HSBC Finance Corporation and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative receivables related to these contracts was approximately $1,022 billion and $996 billion at September 30, 2008 and December 31, 2007, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $17 billion and $12 billion at September 30, 2008 and December 31, 2007, respectively. HUSI, within its Global Banking and Markets business, accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

Employees of HUSI participate in a defined benefit pension plan sponsored by HNAH. Additional information regarding pensions is provided in Note 11, “Pensions and Other Postretirement Benefits of HUSI and HSBC Finance Corporation” of the consolidated financial statements.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI’s share of the expense of these plans on a pre-tax basis during the three months ended September 30, 2008 and 2007 was approximately $16 million and $20 million, respectively. During the nine months ended September 30, 2008 and 2007, HUSI’s share of the expense of these plans on a pre-tax basis was approximately $54 million and $50 million, respectively. As of September 30, 2008, HUSI’s share of compensation cost related to nonvested stock compensation plans was approximately $87 million, which is expected to be recognized over a weighted-average period of 1.5 years. A description of these stock compensation plans begins on page 142 of the 2007 Form 10-K.

For the nine months ended September 30, 2008, there were no common stock dividends declared and paid by HUSI in comparison to $635 million at the end of the same 2007 period.

Note 11. Pensions and Other Postretirement Benefits

The components of net periodic benefit cost reflected in HUSI’s Consolidated Statement of (Loss) Income are shown in the table below and reflect the portion of net periodic benefit cost of the HNAH defined benefit pension and postretirement benefits other than pension plans which has been allocated to HUSI.

	Pension Benefits		Other Postretirement Benefits

	2008	2007	2008	2007

(in millions)
Three months ended September 30
Net periodic benefit cost:
Service cost – benefits earned during the period	$7	$7	$—	$—
Interest cost	20	18	1	1
Expected return on plan assets	(22)	(23)	—	—
Recognized losses	—	2	—	—
Transition amount amortization	—	—	1	1

Net periodic benefit cost	$5	$4	$2	$2

Nine months ended September 30
Net periodic benefit cost:
Service cost – benefits earned during the period	$23	$23	$1	$1
Interest cost	58	53	4	4
Expected return on plan assets	(67)	(68)	—	—
Recognized losses	1	5	—	—
Transition amount amortization	—	—	2	2

Net periodic benefit cost	$15	$13	$7	$7

Note 12. Regulatory Capital

Capital amounts and ratios of HUSI and HBUS, calculated in accordance with banking regulations, are summarized in the following table.

	September 30, 2008					December 31, 2007

	Capital Amount	Well-Capitalized Minimum Ratio		(1)	Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio		(1)	Actual Ratio

($in millions)
Total capital ratio:
HUSI	$16,723	10.0%			11.89%	$15,276	10.00%			11.29%
HBUS	16,945	10.0			12.25	15,330	10.00			11.40
Tier 1 capital ratio:
HUSI	10,269	6.0			7.30	9,639	6.00			7.12
HBUS	10,453	6.0			7.55	9,696	6.00			7.21
Tier 1 leverage ratio:
HUSI	10,269	3.0	(2)		5.89	9,639	3.00	(2)		5.34
HBUS	10,453	5.0			6.13	9,696	5.00			5.46
Risk weighted assets:
HUSI	140,649					135,339
HBUS	138,361					134,501

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

During the first nine months of 2008, HSBC effected capital contributions to HUSI totaling $1,460 million. In the first quarter of 2008, HSBC North America Inc. (HNAI) contributed $1 billion to HUSI in exchange for one share of HUSI common stock. In the second quarter of 2008, HNAI contributed $460 million to HUSI in exchange for one share of HUSI common stock. Each contribution to HUSI was contributed subsequently to HBUS in exchange for one share of HBUS common stock.

On May 1, 2008, an implementation plan related to the final rule regarding Risk-Based Capital Standards, which represents the U.S. adoption of the Basel II Capital Accord, was approved by the HNAH Board of Directors. On September 11, 2008, the HBUS Board of Directors also approved the implementation plan.

Note 13. Variable Interest Entities (VIEs)

In the ordinary course of business, HUSI is involved with entities that are deemed to be VIEs and may hold variable interests in those entities. HUSI consolidates VIEs where it is deemed to be the primary beneficiary.

At September 30, 2008 and December 31, 2007, HUSI held all or the majority of the debt securities issued by several VIE trusts that were organized by an affiliate of HUSI and third parties to issue structured notes. The consolidated assets of these VIEs were $181 million and $213 million at September 30, 2008 and December 31, 2007, respectively and are reported in trading assets. Debt instruments issued by these VIEs and held by third parties were not material to HUSI.

HUSI was also the primary beneficiary of and consolidated certain VIE trusts organized to securitize private label credit cards. At September 30, 2008 and December 31, 2007, the consolidated assets of these trusts were $1,951 million and $2,822 million, respectively and were reported in loans. Debt securities issued by these VIEs are reported as secured financings in long-term debt.

The assets of consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of debt instruments issued by consolidated VIEs have no recourse to the general credit of HUSI.

HUSI also had significant involvement with other VIEs that were not consolidated at September 30, 2008 or December 31, 2007 because HUSI was not the primary beneficiary. The following table presents information on these VIEs.

	September 30, 2008		December 31, 2007

	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss

(in millions)
Asset backed commercial paper conduits	$30,627	$7,983	$32,886	$9,507
Structured investment vehicles	5,109	50	6,337	50
Structured note vehicles	7,512	1,407	8,350	1,488
Low income housing tax partnerships	277	58	705	115

Total	$43,525	$9,498	$48,278	$11,160

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

          Structured Investment Vehicles

HUSI provides a liquidity facility to a single structured investment vehicle (SIV) sponsored by a third party. This entity, which is deemed to be a VIE, seeks to earn a profit by investing in mostly highly rated longer-dated fixed income instruments and funding those investments by issuing lower cost short-term, highly rated commercial paper and medium term notes. HUSI does not transfer its own assets to the SIV. It has no ownership interests in, performs no administrative duties for, and does not service any of the assets the SIV holds. HUSI is not the primary beneficiary of the SIV and therefore does not consolidate the SIV. Credit risk related to the liquidity facility provided is managed through HUSI’s normal underwriting and risk management processes. The maximum exposure to loss presented in the preceding table represents a $50 million liquidity facility which was fully funded, and is recorded as a loan, as of September 30, 2008. This loan was considered in the determination of HUSI’s allowance for loan losses and a specific reserve has been established against this facility in accordance with HUSI’s credit policies.

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

          Securitization Vehicles

HUSI utilizes entities structured as trusts to securitize certain private label credit card receivables where securitization provides an attractive source of funding. HUSI transfers the credit card receivables to the trusts which in turn issue debt instruments collateralized by the transferred receivables. These trusts are considered VIEs and are consolidated by HUSI as the primary beneficiary at September 30, 2008 and December 31, 2007.

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

Note 14. Financial Guarantee Arrangements and Pledged Assets

Financial Guarantee Arrangements

The maximum potential amounts of future payments required by financial guarantee arrangements are summarized in the following table.

	September 30, 2008	December 31, 2007

(in millions)
Standby letters of credit, net of participations (1)	$9,049	$9,021
Credit derivatives considered guarantees (2)	593,137	650,243

Total	$602,186	$659,264

(1)	Includes $766 million and $598 million issued for the benefit of HSBC affiliates at September 30, 2008 and December 31, 2007, respectively.

(2)	Includes $116,697 million and $98,250 million issued for the benefit of HSBC affiliates at September 30, 2008 and December 31, 2007, respectively.

Standby Letters of Credit

A standby letter of credit is issued to a third party for the benefit of a customer and is essentially a guarantee that the customer will perform, or satisfy some obligation, under a contract. It irrevocably obligates HUSI to pay a specified amount to the third party beneficiary when the customer fails to perform some contractual obligation. Two types of standby letters of credit are issued by HUSI: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. The amount presented in the above table represents the total contractual amount of outstanding standby letters of credit, net of participations of $9 billion at both September 30, 2008 and December 31, 2007, respectively.

The issuance of a standby letter of credit is subject to HUSI’s credit approval process and collateral requirements. Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $28 million and $25 million at September 30, 2008 and December 31, 2007, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $33 million and $27 million at September 30, 2008 and December 31, 2007, respectively.

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

Pledged Assets

Pledged assets included in the Consolidated Balance Sheet are summarized in the following table.

	September 30, 2008	December 31, 2007

(in millions)
Interest bearing deposits with banks	$1,164	$264
Trading assets (1)	1,305	2,834
Securities available for sale (2)	7,188	7,060
Securities held to maturity	630	172
Loans (3)	5,160	8,416
Other assets (4)	3,840	2,889

Total	$19,287	$21,635

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

Note 15. Fair Value Measurements

HUSI adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008. SFAS 157 clarifies the definition of fair value as the exit price that will be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, establishes a framework for measuring fair value and enhances fair value disclosures. The standard establishes a three-level fair value hierarchy based on the transparency of inputs to the fair value measurement of an asset or liability. SFAS 157 nullifies certain guidance in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management” (EITF 02-3), which prohibited the recognition of gains or losses at the inception of a derivative contract unless the fair value of the derivative contract was determined based on a quoted market price, or other valuation technique that incorporates observable market data. In addition, SFAS 157 eliminates large position discounts for financial instruments held and requires HUSI to consider its own credit risk when measuring the fair value of liabilities. HUSI has delayed the implementation of SFAS 157 for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value on a recurring basis (at least annually) in accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”

Transition

Prior to the adoption of SFAS 157, HUSI applied the relevant provisions in EITF 02-3 to its derivative portfolio. EITF 02-3 prohibited the recognition of trading gains or losses at the inception of a derivative contract unless the fair value of the derivative contract was determined based on a quoted market price or other valuation technique that incorporated observable market data. HUSI previously recognized deferred profit into earnings over the life of the instruments or when the unobservable significant input became observable. In accordance with the transition provisions of SFAS 157 related to EITF 02-3, HUSI recorded an after-tax cumulative-effect adjustment of approximately $36 million as an increase to the opening balance of retained earnings as of January 1, 2008 reflecting the release of deferred profit.

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

Level 1:

Unadjusted quoted prices for identical assets or liabilities in an active market that HUSI has the ability to access at the measurement date. Level 1 measurements include active exchange-traded equity securities, listed derivatives, most U.S. government and certain government agency securities.

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

The following table summarizes each of HUSI’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

	Fair Value Measurements on a Recurring Basis as of September 30, 2008

	Level 1	Level 2	Level 3	Gross Balance	Netting (1)	Net Balance

(in millions)
Assets:
Trading assets, excluding derivatives (2)	$2,691	$14,648	$1,715	$19,054	$—	$19,054
Derivatives (3)	370	92,751	4,375	97,496	(81,399)	16,097
Securities available for sale	271	19,878	76	20,225	—	20,225
Loans (4)	—	989	268	1,257	—	1,257
Intangible assets (5)	—	—	522	522	—	522

Total assets	$3,332	$128,266	$6,956	$138,554	$(81,399)	$57,155

Liabilities:
Deposits in domestic offices (6)	$—	$2,107	$137	$2,244	$—	$2,244
Trading liabilities, excluding derivatives (2)	1,677	1,828	—	3,505	—	3,505
Derivatives (3)	415	96,079	1,803	98,297	(85,028)	13,269
Long-term debt (7)	—	2,688	60	2,748	—	2,748

Total liabilities	$2,092	$102,702	$2,000	$106,794	$(85,028)	$21,766

(1)	Represents counterparty and cash collateral netting permitted under FIN 39, “Offsetting of Amounts Relating to Certain Contracts,” as amended by FSP-FIN 39-1.

(2)	Refer to Note 2, “Trading Assets and Liabilities” of the consolidated financial statements for the composition and discussion of trading assets and liabilities.

(3)	Includes derivatives held as trading assets ($15,784 million) and trading liabilities ($12,842 million) as well as derivatives held for hedging and certain commitments accounted for as derivatives.

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

Rollforward of Level 3 Measurements

The following tables summarize additional information about changes in fair value of Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2008. The fair value measurement of a Level 3 asset or liability and related changes in fair value may be determined based on observable and unobservable inputs. As a risk management practice, HUSI may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of the risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in (1)

	July 1, 2008	Trading (Loss) Revenue	Other Revenue	Other Comprehensive Income	Net Purchases, Issuances and Settlements	Transfers Into or Out of Level 3	September 30, 2008	Unrealized Gains or (Losses) Still Held

(in millions)
Assets:
Trading assets, excluding derivatives	$1,738	$(540)	$—	$—	$517	$—	$1,715	$(389)
Derivatives, net (2)	1,962	477	(3)	—	94	42	2,572	327
Securities available for sale	97	—	—	3	(24)	—	76	4
Loans (3)	810	—	(11)	—	(531)	—	268	—
Other assets, excluding derivatives (4)	546	—	(55)	—	31	—	522	(29)

Total	$5,153	$(63)	$(69)	$3	$87	$42	$5,153	$(87)

Liabilities:
Deposits in domestic offices	$(131)	$6	$—	$—	$(53)	$41	$(137)	$7
Long-term debt	(340)	9	—	—	209	62	(60)	9

Total	$(471)	$15	$—	$—	$156	$103	$(197)	$16

		Total Gains and (Losses) Included in (1)

	January 1, 2008	Trading (Loss) Revenue	Other Revenue	Other Comprehensive Income	Net Purchases, Issuances and Settlements	Transfers Into or Out of Level 3	September 30, 2008	Unrealized Gains or (Losses) Still Held

(in millions)
Assets:
Trading assets, excluding derivatives	$77	$(728)	$—	$—	$994	$1,372	$1,715	$(602)
Derivatives, net (2)	709	(34)	2	—	157	1,738	2,572	(423)
Securities available for sale	1	—	—	9	(58)	124	76	10
Loans (3)	829	—	(75)	—	(484)	(2)	268	(3)
Other assets, excluding derivatives (4)	489	—	(80)	—	113	—	522	(4)

Total	$2,105	$(762)	$(153)	$9	$722	$3,232	$5,153	$(1,022)

Liabilities:
Deposits in domestic offices	$(192)	$18	$—	$—	$(82)	$119	$(137)	$8
Long-term debt	(63)	26	—	—	42	(65)	(60)	10

Total	$(255)	$44	$—	$—	$(40)	$54	$(197)	$18

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives at September 30, 2008 included derivative assets of $4,375 million and derivative liabilities of $1,803 million.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which HUSI has elected the fair value option.

(4)	Represents residential mortgage servicing activities. Refer to Note 6, “Intangible Assets” of the consolidated financial statements for further information on residential mortgage servicing rights.

Non-recurring Fair Value Measurements

Certain assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage loans and loan commitments classified as held for sale reported at the lower of cost or fair value and (b) impaired assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial assets has been recorded as of September 30, 2008. The gains (losses) for the three months and nine months ended September 30, 2008 are also included.

	Non-recurring Fair Value Measurements as of				Total Gains (Losses) for the 3 months ended September 30, 2008	Total Gains (Losses) for the 9 months ended September 30, 2008
	September 30, 2008

	Level 1	Level 2	Level 3	Total

(in millions)
Assets:
Loans
Residential mortgage loans held for sale (1)	$—	$182	$1,505	$1,687	$(84)	$(340)
Impaired loans (2)	—	—	89	89	(7)	(25)

Total assets at fair value on a non-recurring basis	$—	$182	$1,594	$1,776	$(91)	$(365)

(1)	As of September 30, 2008, the fair value of the mortgage loans was below cost.

(2)	Represents impaired commercial loans. HUSI uses the fair value estimate of the underlying collateral to approximate the fair value of the commercial loans.

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

(2)

Changes in fair value of own debt issuances resulting from interest rate exposure had been hedged by interest rate derivatives and were qualified fair value hedges in accordance with SFAS 133. As a result, there was no transition adjustment relating to the interest rate exposure. The transition adjustment primarily reflects: (a) the release of deferred costs and (b) the impact of HUSI’s own credit risk on the fair value measurement of own debt issuances for which HUSI elected the fair value option.

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

Loans

HUSI has elected to apply the fair value option to commercial leveraged acquisition finance loans and unfunded commitments. HUSI plans to make the same election to such financial instruments going forward. The election allows HUSI to account for those loans and commitments at fair value, which is consistent with the manner in which the instruments are managed.

As of September 30, 2008, leveraged acquisition finance loans and certain commercial loans for which the fair value option was elected had an aggregate unpaid principal balance of $1,445 million and an aggregate fair value of $1,257 million which were recorded as loans in the Consolidated Balance Sheet. Interest income on these loans is recorded in interest income in the Consolidated Statement of (Loss) Income. During the three months and nine months ended September 30, 2008, HUSI recorded in other revenue losses of $94 million and $197 million respectively, resulting from changes in the fair value of these loans. Because substantially all of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk.

As of September 30, 2008, no loans for which the fair value option has been elected are 90 days or more past due or are on non-accrual status.

Long-Term Debt (Own Debt Issuances)

HUSI elected the fair value option for certain fixed rate debt issuances which had been hedged by derivatives that qualified for fair value hedge accounting in accordance with SFAS 133. This election allows HUSI to achieve a similar hedge accounting effect without meeting the rigorous SFAS 133 hedging requirements. HUSI measures the fair value of the debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributed to changes in HUSI’s own credit risk as well as changes in interest rates.

The debt issuances for which HUSI elected the fair value option had an aggregate principal balance of $1,750 million and an aggregate fair value of $1,420 million as of September 30, 2008. Interest paid on these instruments was recorded as interest expense in the Consolidated Statement of (Loss) Income. During the three month and nine month periods ended September 30, 2008, HUSI recorded in other revenue, a gain of $118 million and $181 million, respectively, resulting from changes in the fair value of these instruments. The credit risk of HUSI accounted for a decrease of $176 million and $256 million in the fair value of the debt issuances for the three month and nine month periods ended September 30, 2008, respectively. The credit risk effect was partially offset by an increase of $58 million and $75 million in change in fair value attributable to changes in the interest rate benchmark for the three month and nine month periods ended September 30, 2008, respectively.

Hybrid Instruments

HUSI adopted Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), effective January 1, 2006. HUSI elected to measure all structured notes and structured deposits which contained embedded derivatives and were issued after January 1, 2006 at fair value. Such election has eliminated the differences in measurement attributes between IFRSs and U.S. GAAP. SFAS 159 has incorporated accounting requirements similar to SFAS 155 and because SFAS 159 has a broader application than SFAS 155, HUSI decided to elect the fair value option available under SFAS 159 to all hybrid financial instruments issued after January 1, 2008. Consequently, there was no cumulative effect adjustment for this item reflected in the preceding table.

As of September 30, 2008, the structured deposits for which HUSI elected fair value treatment under SFAS 155 or SFAS 159 had an aggregate fair value of $2,244 million and an aggregate unpaid principal of $2,285 million. HUSI also recorded an aggregate fair value of $1,328 million and an aggregate unpaid principal of $1,539 million for the structured notes that were chosen for the fair value option as of September 30, 2008. The structured deposits for which the fair value option was elected were classified as interest bearing deposits in domestic offices in the Consolidated Balance Sheet while the structured notes elected for the fair value option were classified in long-term debt. Interest paid was recorded as interest expense. During the three months and nine months ended September 30, 2008, HUSI recorded in other revenue a gain of $124 million and $335 million, respectively, as a result of remeasuring structured deposits and structured notes at fair value. Changes in HUSI’s credit risk accounted for a $1 million increase and a $26 million decrease in the fair value of the hybrid instruments for the three month and nine month periods ended September 30, 2008, respectively.

Differences Between Aggregate Fair Value and Aggregate Unpaid Principal Balances

The following table summarizes the differences between the aggregate fair value and the aggregate unpaid balances of loans, interest bearing deposits in domestic offices and long-term debt instruments for which HUSI elected the fair value option as of September 30, 2008. These differences are as of a point in time and do not reflect the total net impact on profit or loss associated with HUSI’s fair value elections for either the three or nine month periods ended September 30, 2008.

	September 30, 2008

	Aggregate Unpaid Principal Balance	Fair Value	Fair Value Above (Below) Unpaid Principal Balance

(in millions)
Loans elected for the fair value option	$1,445	$1,257	$(188)

Interest bearing deposits in domestic offices elected for the fair value option (1)	$2,285	$2,244	$(41)

Long-term debt
Own debt issuances	$1,750	$1,420	$(330)
Structured notes (1)	1,539	1,328	(211)

Total long-term debt elected for the fair value option	$3,289	$2,748	$(541)

(1)	Includes structured deposits and structured notes elected for fair value treatment pursuant to SFAS 155.

Note 17. Business Segments

HUSI has five distinct segments that it utilizes for management reporting and analysis purposes, which are generally based upon customer groupings, as well as products and services offered. There have been no changes in the basis of segmentation or measurement of segment profits as compared with the presentation in the 2007 Form 10-K.

HUSI reports results to HSBC in accordance with its reporting basis, International Financial Reporting Standards, “IFRSs”. Segment results are presented on an IFRSs basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, HUSI continues to monitor capital adequacy, establish dividend policy, and report to regulatory agencies on a U.S. GAAP basis.

Further information related to the below financial results are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” of this Form 10-Q under the caption “Segment Results”.

Reconciliation of IFRSs basis segment results to the U.S. GAAP consolidated totals are as follows:

	IFRSs Consolidated Amounts								(4) IFRSs Adjustments	(5) IFRSs Reclassifications	U.S. GAAP Consolidated Totals

	PFS	CF	CMB	Global Banking and Markets	PB	Other	Intersegmental Revenue	Total

(in millions)
Three months ended September 30, 2008
Net interest income (loss) (1)	$201	$327	$195	$334	$48	$—	$(43)	$1,062	$(56)	$163	$1,169
Other operating income (loss) (Total other revenues)	105	80	94	(72)	36	181	43	467	(146)	(46)	275

Total revenues (loss)	306	407	289	262	84	181	—	1,529	(202)	117	1,444
Loan impairment charges (Provision for credit losses) (3)	104	439	71	30	4	—	—	648	6	4	658

	202	(32)	218	232	80	181	—	881	(208)	113	786
Operating expenses (Total operating expenses) (2)	417	11	155	201	70	—	—	854	7	113	974

Profit (loss) before income tax expense	(215)	(43)	63	31	10	181	—	27	(215)	—	(188)

Income tax expense (benefit)	(57)	(16)	28	7	5	57	—	24	(76)	—	(52)

Net income (loss)	$(158)	$(27)	$35	$24	$5	$124	$—	$3	$(139)	$—	$(136)

Balances at end of period:
Total assets	$34,310	$19,695	$22,380	$193,243	$6,284	$403	$—	$276,315	$(87,634)	$(2,098)	$186,583
Total loans	25,817	19,103	19,221	38,662	5,089	—	—	107,892	(743)	(15,489)	91,660
Goodwill	876	—	368	497	326	—	—	2,067	579	—	2,646
Total deposits	44,810	32	20,962	39,801	11,893	2	—	117,500	(2,661)	6,947	121,786

Three months ended September 30, 2007
Net interest income (loss) (1)	$276	$296	$208	$62	$50	$(4)	$(126)	$762	$9	$152	$923
Other operating income (loss) (Total other revenues)	157	86	67	(139)	66	150	126	513	(127)	(12)	374

Total revenues (loss)	433	382	275	(77)	116	146	—	1,275	(118)	140	1,297
Loan impairment charges (Provision for credit losses) (3)	35	305	35	17	(1)	—	—	391	14	(3)	402

	398	77	240	(94)	117	146	—	884	(132)	143	895
Operating expenses (Total operating expenses) (2)	313	8	137	197	87	4	—	746	2	143	891

Profit (loss) before income tax expense	85	69	103	(291)	30	142	—	138	(134)	—	4

Income tax expense (benefit)	26	24	27	(97)	8	51	—	39	(56)	—	(17)

Net income (loss)	$59	$45	$76	$(194)	$22	$91	$—	$99	$(78)	$—	$21

Balances at end of period:
Total assets	$36,005	$21,747	$19,940	$152,029	$5,210	$236	$—	$235,167	$(49,746)	$—	$185,421
Total loans	31,260	20,574	18,089	21,781	4,376	—	—	96,080	(248)	(3,166)	92,666
Goodwill	924	—	368	497	337	—	—	2,126	590	—	2,716
Total deposits	42,254	37	17,296	41,325	10,965	2	—	111,879	(3,865)	2,733	110,747

	IFRSs Consolidated Amounts								(4) IFRSs Adjustments	(5) IFRSs Reclassifications	U.S. GAAP Consolidated Totals

	PFS	CF	CMB	Global Banking and Markets	PB	Other	Intersegmental Revenue	Total

(in millions)
Nine months ended September 30, 2008
Net interest income (loss) (1)	$685	$926	$575	$650	$144	$(3)	$(204)	$2,773	$(65)	$512	$3,220
Other operating income (loss) (Total other revenues)	405	242	236	(862)	126	261	204	612	(110)	(154)	348

Total revenues (loss)	1,090	1,168	811	(212)	270	258	—	3,385	(175)	358	3,568
Loan impairment charges (Provision for credit losses) (3)	349	1,188	178	87	5	—	—	1,807	5	(50)	1,762

	741	(20)	633	(299)	265	258	—	1,578	(180)	408	1,806
Operating expenses (Total operating expenses) (2)	1,020	33	446	607	206	—	—	2,312	8	408	2,728

Profit (loss) before income tax expense	(279)	(53)	187	(906)	59	258	—	(734)	(188)	—	(922)

Income tax expense (benefit)	(81)	(20)	77	(351)	24	86	—	(265)	(69)	—	(334)

Net income (loss)	$(198)	$(33)	$110	$(555)	$35	$172	$—	$(469)	$(119)	$—	$(588)

Nine months ended September 30, 2007
Net interest income (loss) (1)	$838	$705	$606	$199	$150	$(9)	$(456)	$2,033	$5	$482	$2,520
Other operating income (loss) (Total other revenues)	417	194	196	436	210	90	456	1,999	(120)	(94)	1,785

Total revenues (loss)	1,255	899	802	635	360	81	—	4,032	(115)	388	4,305
Loan impairment charges (Provision for credit losses) (3)	64	693	72	6	11	1	—	847	19	5	871

	1,191	206	730	629	349	80	—	3,185	(134)	383	3,434
Operating expenses (Total operating expenses) (2)	923	26	420	584	255	5	—	2,213	16	383	2,612

Profit before income tax expense	268	180	310	45	94	75	—	972	(150)	—	822

Income tax expense	82	63	92	17	27	23	—	304	(67)	—	237

Net income	$186	$117	$218	$28	$67	$52	$—	$668	$(83)	$—	$585

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

Other operating income (Total other revenues)

Derivatives – Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to recognize the difference between transaction price and fair value as Day 1 profit and loss impacts and permits recognition upfront in the Consolidated Statement of (Loss) Income. Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized: (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled. This causes the net income under U.S. GAAP to be higher than under IFRSs.

Unquoted equity securities – Under IFRSs, equity securities which are not quoted on a recognized exchange (MasterCard Class B shares and Visa Class B shares), but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available for sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets.

Loans held for resale - IFRSs requires loans designated as held for resale at the time of origination to be treated as trading assets and recorded at their fair market value. Under U.S. GAAP, loans designated as held for resale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income and expenses related to receivables held for sale are reported in net interest income on trading. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment.

Fair value option – Reflects the impact of applying the fair value option under IFRSs to certain debt instruments issued, and includes an adjustment of the initial valuation of the debt instruments. Prior to January 1, 2008, the debt was accounted for at amortized cost under U.S. GAAP. This difference was eliminated upon the adoption of fair value option under U.S. GAAP on January 1, 2008.

Certain Leverage Acquisition Finance (LAF) Loans were classified as “Trading Assets” for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were classified to “loans and advances” as of July 1, 2008 under IFRSs pursuant to an amendment to IAS 39. Under U.S. GAAP, these loans are classified “held for sale” and carried at fair value due to the irrevocable nature of the fair value option.

Servicing assets – Under IAS 38, servicing assets are initially recorded on the balance sheet at cost and amortized over the projected life of the assets. Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings. Under U.S. GAAP, servicing assets are initially recorded on the balance sheet at fair value. All subsequent adjustments to fair value are reflected in current period earnings.

Loan impairment charges (Provision for credit losses)

IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the incorporation of the time value of money relating to recovery estimates. Also under IFRSs, future recoveries on charged-off loans are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Interest is recorded based on collectability under IFRSs.

As discussed above, under U.S. GAAP the credit risk component of the lower of cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the consolidated statement of  (loss) income as provision for credit losses. There is no similar requirement under IFRSs.

Operating expenses (Total operating expenses)

Pension costs – Operating expenses under U.S. GAAP are higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor”.

Assets

Derivatives – Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported net basis in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. (ISDA) Master Netting Arrangement. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under IFRSs, these agreements do not necessarily meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.

Goodwill – IFRSs and U.S. GAAP require goodwill to be tested for impairment at least annually, or more frequently if circumstances indicate that goodwill may be impaired. For IFRSs, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill under IFRSs. During the third quarter of 2008, HUSI performed an interim goodwill impairment test and determined that goodwill was impaired for the Residential Mortgage reporting unit, which is part of the PFS segment. Due to the lower carrying amount under IFRSs, the impact of the write-off was lower than under U.S. GAAP.

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

Securities  – Under IFRSs, securities include HSBC shares held for stock plans at fair value.

Some securities were reclassified from “trading assets” to “loans and receivables” as of July 1, 2008 under IFRSs pursuant to an amendment to IAS 39. These securities are classified as “trading assets” under U.S. GAAP.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and attempts to improve transparency in financial reporting. This statement requires entities to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows and (d) credit-risk related contingent features in derivative agreements. It is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. HUSI is currently evaluating the changes required by this statement to its disclosure on its derivative instruments and hedging activities.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). The new standard identifies the sources of accounting principles and the framework for applying those principles to financial statements in accordance with U.S. GAAP. The statement corresponds to Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The standard is not intended to cause significant changes to financial reports. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have any material impact on the HUSI consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. This statement applies to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of paragraph 6 of Statement 60 and that are not accounted for as derivative instruments. It clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of SFAS 163 will not have a material impact on the HUSI consolidated financial statements.

In September 2008, the FASB issued FSP FAS133-1 and FIN45-4 “Disclosure about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP requires enhancing the disclosure of credit derivatives accounted for under FASB Statement No. 133 by including the disclosure related to status of payment/performance risk. Additionally, it also requires disclosing the current status of payment/performance risk of guarantee under FIN 45. The current status of payment/performance risk of the guarantee could be indicated by either current external credit ratings (when available) or current internal categories/groupings based on the manner in which the guarantor manages its risk. The provisions of this FSP shall be effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of FASB Statement No. 161 and that disclosure required by SFAS 161 should be provided for any reporting period beginning after November 15, 2008. HUSI is currently evaluating the changes required by this statement to its disclosure on its credit derivative instruments and financial guarantee contracts.

In October 2008, the FAS issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active”. This FSP clarifies how management’s internal assumptions and observable market information should be considered when measuring fair value in an inactive market and how market quotes (e.g. broker quotes) should be considered when assessing the relevance of observability of available data in measuring fair value. The adoption of FSP FAS 157-3 does not have any material impact on the HUSI consolidated financial statements.

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

EXECUTIVE OVERVIEW

Loss before income taxes was $188 million for the quarter ended September 30, 2008 and $922 million for the nine months ended September 30, 2008. A net loss of $136 million for the third quarter and $588 million for the first nine months of 2008 represents a decrease of $157 million and $1,173 million, respectively, as compared to the net income reported in the corresponding 2007 periods. Adverse conditions, particularly in the U.S. mortgage and credit markets, led to declines in trading revenue and other income including higher valuation adjustments on leveraged acquisition finance loans held for sale, increases in credit loss provisions for consumer assets and, in the nine month period, higher valuation adjustments on mortgage loans held for sale as compared to the corresponding 2007 periods. Also during the third quarter, continuing pressure from a severely strained credit market began to noticeably impact many organizations, including the Federal National Mortgage Association (FNMA), which resulted in a significant other-than-temporary impairment charge on certain investment securities held by HUSI. These losses were partially offset by higher net interest income due to higher net interest margin driven by lower cost of funds.

Revenues were $275 million and $348 million for the third quarter and first nine months of 2008, a decrease of $99 million and $1,437 million, respectively, as compared to the same 2007 periods. The decrease in revenues was primarily led by declines in trading revenues and negative valuation adjustments on assets held for sale as continued market disruptions resulted in significantly wider credit spreads and severely diminished liquidity in the market. These market conditions translated into write-downs in the carrying value of several asset classes, including asset backed securities held for trading purposes, sub-prime residential mortgage loans held for sale, credit derivative contracts with monoline insurance companies and, in the third quarter of 2008, securities available for sale. The dollar magnitude of these write-downs however, excluding the other than temporary impairment on securities available for sale, began to slow in the second quarter, a trend which continued into the third quarter of 2008. Despite this slowing however, HUSI remains cautious as the volatility with respect to certain capital markets activities remains elevated. These reductions to revenue were partially offset by increased payments and cash management revenues, increased trading revenue from the foreign exchange desk, and in the year to date period, increased fees from the credit card receivable portfolios, the sale of MasterCard Class B shares including gains on the related economic hedge as well as a gain on the sale of a portion of HUSI’s investment in Visa Class B shares which collectively increased revenues $217 million. HUSI also realized $111 million and $121 million during the third quarter and first nine months of 2008 related to gains on the fair value of financial instruments and the related derivative contracts for which fair value option was elected.

A summary of the significant valuation adjustments associated with these market disruptions which contributed to the decrease in revenues for the three and nine month periods ended September 30, 2008 and 2007 are presented in the following table.

	Three months ended September 30		Nine months ended September 30

	2008	2007	2008	2007

(in millions)
Loss (Gain)
Insurance monoline structured credit products	$155	$—	$957	$—
Other structured credit products	(118)	(24)	144	221
Mortgage loans held for sale	84	140	340	225
Other than temporary impairment on securities held for sale	180	—	204	—
Leverage acquisition finance loans held for sale	94	75	197	75

Total	$395	$191	$1,842	$521

The recent market events have created stress for certain counterparties with whom HUSI conducts business as part of HUSI’s lending and client intermediation activities. HUSI assesses, monitors and controls credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, HUSI believes any loss exposure related to counterparties with whom it conducts business has been adequately reflected in its financial statements at September 30, 2008.

Provisions for credit losses increased $256 million in the third quarter and $891 million in the first nine months of 2008 as compared to the same periods in 2007, mainly due to growing delinquencies and charge offs within the credit card portfolio, higher delinquency and credit loss estimates related to home equity lines of credit, home equity loans and prime residential mortgage loans for which provisions increased markedly beginning in the second quarter of 2008 as conditions in the housing markets worsened and continued to deteriorate. Provisions for credit losses also increased for both loans and loan commitments in the commercial loan portfolio due to customer downgrades and a weakening economy.

Net interest income increased $246 million and $700 million for the third quarter and first nine months of 2008 as compared to the corresponding periods in 2007, primarily as a result of higher balance sheet management income due in large part to positions taken in expectation of decreased funding rates. The reduction of the amortization of private label credit card premiums paid also resulted in increased net interest income. These increases were partially offset by narrowing of interest rate spreads on deposit products primarily due to competitive pressures as customers migrated to higher yielding deposit products and the runoff of the residential mortgage and other consumer loan portfolios, including the sale of $4 billion of residential mortgage loans in May 2008.

Operating expenses increased in the third quarter of 2008 as compared with the corresponding 2007 period. Operating expenses in the quarter reflect the impact of several one-off items including a goodwill impairment charge, an increase in employee benefits expense resulting from a review of HUSI’s employee benefit accruals, an increase in the Visa litigation accrual, increased severance expense due to ongoing efficiency initiatives and reserves related to the commitment to purchase Auction Rate Securities from customers in the Private Banking segment. Additionally, HUSI recognized some minor expenses in the third quarter of 2008 reflecting estimated exposure associated with a systems outage in August. Excluding these items, operating expenses decreased in the quarter, largely due to lower headcount including the impact of global resourcing initiatives undertaken by management. Operating expenses increased in the nine month period ended September 30, 2008, as compared with the corresponding period in 2007, primarily due to an increase in reserves related to off-balance sheet credit exposures, including letters of credit, unused commitments to extend credit and financial guarantees, increased Federal Deposit Insurance Corporation (FDIC) assessment fees and the impact of the items discussed above. This was partially offset by decreased staff costs.

On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) with the stated purposes of providing stability to and preventing disruption in the economy and financial system and protecting taxpayers. Refer to the “Risk Management” for additional information.

Income Before Income Tax Expense - Significant Trends

Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	Three months ended September 30	Nine months ended September 30

(in millions)
Income before income tax expense for 2007	$4	$822

Increase (decrease) in income before income tax expense attributable to:
Balance sheet management activities (1)	(79)	26
Trading related activities (2)	(43)	(1,179)
Private label receivable portfolio, excluding provision for credit losses (3)	9	252
Loans held for sale (4)	133	(35)
Residential mortgage banking related revenue (5)	11	(16)
Gain on instruments at fair value and related derivatives (6)	111	121
Provision for credit losses (8)	(256)	(891)
Goodwill impairment loss (9)	(54)	(54)
All other activity (10)	(24)	32

	(192)	(1,744)

Loss before income tax benefit for 2008	$(188)	$(922)

(1)

Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains on sales of investments and trading revenues, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Refer to commentary regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment beginning on page 68 of this Form 10-Q, respectively.

(2)	Refer to commentary regarding trading (loss) revenue beginning on page 55 of this Form 10-Q.

(3)	Refer to commentary regarding the CF business segment beginning on page 64 of this Form 10-Q.

(4)	Refer to commentary regarding loans held for sale beginning on page 11 of this Form 10-Q.

(5)	Refer to commentary regarding residential mortgage banking revenue beginning on page 57 of this Form 10-Q.

(6)	Refer to commentary regarding fair value option and fair value measurement beginning on page 81 of this Form 10-Q.

(7)	Refer to commentary regarding Securities (loss) gain, net beginning on page 56 of this Form 10-Q.

(8)	Refer to commentary regarding provision for credit losses beginning on page 52 of this Form 10-Q.

(9)	Refer to commentary regarding goodwill impairment beginning on page 15 of this Form 10-Q.

(10)	Represents other core banking activities.

Selected Financial Data

The following tables present a summary of selected financial information.

	Three months ended September 30		Nine months ended September 30

	2008	2007	2008	2007

(in millions)
(Loss) income statement:
Net interest income	$1,169	$923	$3,220	$2,520
Provision for credit losses	(658)	(402)	(1,762)	(871)
Total other revenues	275	374	348	1,785
Total operating expenses	(974)	(891)	(2,728)	(2,612)

(Loss) income before income tax expense	(188)	4	(922)	822
Income tax benefit (expense)	52	17	334	(237)

Net (loss) income	$(136)	$21	$(588)	$585

Balances at period end:
Loans, net of allowance	$89,601	$91,608
Total assets	186,583	185,421
Total tangible assets	183,902	182,663
Total deposits	121,786	110,747
Common shareholder’s equity	10,243	10,323
Tangible common shareholder’s equity	8,291	7,916
Total shareholders’ equity	11,808	12,013

Selected financial ratios:
Total shareholders’ equity to total assets, at period end	6.33%	6.48%
Tangible common shareholder’s equity to total tangible assets, at period end	4.51%	4.33%
Rate of return on average (1):
Total assets	(.31)%	.05%	(.43)%	.47%
Total common shareholder’s equity	(5.95)	(.15)	(8.53)	6.51
Net interest margin to average (1):
Earning assets	3.14%	2.53%	2.86%	2.37%
Total assets	2.66	2.14	2.39	2.02
Average total shareholders’ equity to average total assets (1)	6.75%	6.99%	6.44%	7.24%
Efficiency ratio (1)	67.44	68.69	76.44	60.67

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 91 of HUSI’s 2007 Form 10-K.

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

	Three months ended September 30		Nine months ended September 30

	2008	2007	2008	2007

(in millions)
Net (loss) income – U.S. GAAP basis	$(136)	$21	$(588)	$585

Adjustments, net of tax:
Unquoted equity securities	(24)	(15)	(56)	29
Fair value option	97	85	97	49
Derivatives	6	1	11	1
Deferred loan origination costs and fees	2	2	6	12
Loan impairment	2	2	1	1
Property	1	2	7	10
Pension costs	—	2	3	5
Servicing assets	1	9	2	(12)
Securities	61	—	61	—
Goodwill	6	—	6	—
Other	(13)	(10)	(19)	(12)

Total adjustments, net of tax	139	78	119	83

Net (loss) income – IFRSs basis	$3	$99	$(469)	$668

A summary of the significant differences between U.S. GAAP and IFRSs as they impact HUSI’s results are presented below:

Unquoted equity securities – Under IFRSs, equity securities which are not quoted on a recognized exchange (MasterCard Class B shares & Visa Class B shares), but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available for sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets.

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

Certain Leverage Acquisition Finance (LAF) Loans were classified as “Trading Assets” for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were classified to “loans and advances” as of July 1, 2008 under IFRSs pursuant to an amendment to IAS 39. Under U.S. GAAP, these loans are classified “held for sale” and carried at fair value due to the irrevocable nature of the fair value option.

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

Loan impairment – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the incorporation of the time value of money relating to recovery estimates. Also under IFRSs, future recoveries on charged-off loans are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Interest is recorded based on collectability under IFRSs.

As discussed above, under U.S. GAAP the credit risk component of the lower of cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the statement of income (loss) as provision for credit losses. There is no similar requirement under IFRSs.

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

Servicing assets – Under IAS 38, servicing assets are initially recorded on the balance sheet at cost and amortized over the projected life of the assets.

Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings. Under U.S. GAAP, servicing assets are initially recorded on the balance sheet at fair value. All subsequent adjustments to fair value are reflected in current period earnings.

Securities – Under IFRSs, securities include HSBC shares held for stock plans at fair value.

Some securities were reclassified from “trading assets” to “loans and receivables” as of July 1, 2008 under IFRSs pursuant to an amendment to IAS 39. These securities are classified as “trading assets” under U.S. GAAP.

Goodwill – IFRSs and U.S. GAAP require goodwill to be tested for impairment at least annually, or more frequently if circumstances indicate that goodwill may be impaired. However, goodwill was amortized for IFRSs until 2005, and was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill under IFRSs. During the third quarter of 2008, HUSI performed an interim goodwill impairment test and determined that goodwill was impaired for the Residential Mortgage reporting unit, which is part of the PFS segment. Due to the lower carrying amount under IFRSs, the impact of the write-off was lower than under U.S. GAAP.

Other – 2008 includes the impact of differences between U.S. GAAP and IFRSs associated with: a) a timing difference with the recognition of $14 million (after tax) of other-than-temporary impairment on securities which was recognized for U.S. GAAP in the second quarter but for IFRSs in the third quarter; and b) the adoption of SFAS No. 157 for U.S. GAAP which resulted in the recognition of $10 million of net income relating to structured products. Other also includes the net impact of certain other adjustments which represent differences between U.S. GAAP and IFRSs, which were not individually material.

BALANCE SHEET REVIEW

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Balance sheet totals at September 30, 2008, and movements in comparison with prior periods, are summarized in the following table.

	September 30, 2008	Increase (Decrease) from

		December 31, 2007		September 30, 2007

		Amount	%	Amount	%

($ in millions)
Period end assets:
Short-term investments	$24,735	$2,750	13	$2,954	14
Loans, net	89,601	(4,811)	(5)	(2,007)	(2)
Trading assets	34,838	(2,198)	(6)	3,256	10
Securities available for sale and
securities held to maturity	23,066	213	1	(1,489)	(6)
Other assets	14,343	2,256	19	(1,552)	(10)

	$186,583	$(1,790)	(1)	$1,162	1

Funding sources:
Total deposits	$121,786	$5,616	5	$11,039	10
Trading liabilities	16,347	94	1	(472)	(3)
Short-term borrowings	8,784	(3,048)	(26)	(620)	(7)
All other liabilities	6,400	1,787	39	(1,907)	(23)
Long-term debt	21,458	(6,810)	(24)	(6,673)	(24)
Shareholders’ equity	11,808	571	5	(205)	(2)

	$186,583	$(1,790)	(1)	$1,162	1

Short-Term Investments

Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. These investments are typically highly liquid and may fluctuate considerably between reporting periods.

Loans, Net

Loan balances at September 30, 2008, and movements in comparison with prior periods, are summarized in the following table.

	September 30, 2008	Increase (Decrease) from

		December 31, 2007		September 30, 2007

		Amount	%	Amount	%

($ in millions)
Total commercial loans	$42,273	$3,473	9	$6,827	19

Consumer loans:
Residential mortgages	28,943	(6,437)	(18)	(7,786)	(21)
Credit card receivables:
Private label	16,320	(1,107)	(6)	(19)	—
MasterCard/Visa	1,991	175	10	452	29
Other consumer	2,133	(270)	(11)	(480)	(18)

Total consumer loans	49,387	(7,639)	(13)	(7,833)	(14)

Total loans	91,660	(4,166)	(4)	(1,006)	(1)
Allowance for credit losses	2,059	645	46	1,001	95

Loans, net	$89,601	$(4,811)	(5)	$(2,007)	(2)

Increased commercial loan balances since December 31, 2007 and September 30, 2007 were partly due to expansion of middle market activities, as well as an increase in previously unfunded commitments.

Residential mortgage loans have decreased since December 31, 2007, primarily as a result of the sale of approximately $4 billion of prime adjustable rate residential mortgage loans in May 2008 and the sale of approximately $1 billion of prime adjustable and fixed rate residential mortgage loans in September 2008. Additionally, as a result of balance sheet initiatives to reduce prepayment risk and improve HBUS’s structural liquidity, HUSI sells a majority of its residential loan originations through the secondary markets and has allowed the existing loan portfolio to run off, resulting in reductions in loan balances throughout 2007 and the first nine months of 2008.

Other consumer loans have decreased primarily due to the discontinuation of originations of indirect auto financing loans and student loans.

Higher MasterCard/Visa receivable balances from December 31, 2007 and September 30, 2007 are largely attributable to the expansion of the co-brand MasterCard/Visa portfolio. Lower balances related to private label credit cards from December 31, 2007 are primarily due to the tightening of underwriting criteria and normal seasonal run off.

Trading Assets and Liabilities

Trading assets and liabilities balances at September 30, 2008, and movements in comparison with prior periods, are summarized in the following table.

	September 30, 2008	Increase (Decrease) from

		December 31, 2007		September 30, 2007

		Amount	%	Amount	%

($ in millions)
Trading assets:
Securities (1)	$13,131	$(406)	(3)	$(530)	(4)
Precious metals	5,923	(2,865)	(33)	1,264	27
Derivatives	15,784	1,073	7	2,522	19

	$34,838	$(2,198)	(6)	$3,256	10

Trading liabilities:
Securities sold, not yet purchased	$1,912	$468	32	$108	6
Payables for precious metals	1,593	70	5	(221)	(12)
Derivatives	12,842	(444)	(3)	(359)	(3)

	$16,347	$94	1	$(472)	(3)

(1)

Includes U.S. Treasury securities, securities issued and guaranteed by U.S. Government agencies and U.S. Government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

Decreased securities balances from both September 30, 2007 and December 31, 2007 primarily resulted from sales and write-downs on securities, as spreads have continued to widen and underlying collateral has continued to deteriorate.

Higher precious metals balances at September 30, 2008, as compared to September 30, 2007 were primarily due to higher inventories. Balances from December 31, 2007 decreased significantly during the third quarter primarily as a result of lower market prices for most precious metals especially in the third quarter of 2008.

Changes in derivative assets and liabilities balances from September 30, 2007 and December 31, 2007 were impacted by increased values on various derivative products including credit default swaps, foreign currency forward contracts and total return swaps as a result of movements in credit spreads and currency curves.

Securities Available for Sale and Securities Held to Maturity

Securities balances increased marginally from December 31, 2007 and decreased from September 30, 2007 due to balance sheet management activities directed towards the management of funding and interest rate risk management.

Deposits

Deposit balances by major depositor categories at September 30, 2008, and movements in comparison with prior periods, are summarized in the following table.

	September 30, 2008	Increase (Decrease) from

		December 31, 2007		September 30, 2007

		Amount	%	Amount	%

($ in millions)
Individuals	$52,570	$4,819	10	$4,231	9
Partnerships and corporations	45,832	2,172	5	5,021	12
Domestic and foreign banks	18,460	(1,288)	(7)	1,235	7
U.S. Government, states and political subdivisions	1,682	(779)	(32)	(610)	(27)
Foreign government and official institutions	3,242	692	27	1,162	56

Total deposits	$121,786	$5,616	5	$11,039	10

Total core deposits (1)	$33,054	$2,934	10	$3,292	11

(1)

HUSI monitors “core deposits” as a key measure for assessing results of its core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Increased deposit balances are as a result of growth in the online savings customer base, expansion of the core retail banking business and growth in commercial deposits.

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

•

internet based products offered through the HSBC Direct website, particularly Online Savings accounts. The Online Savings account was launched in 2005 and has grown to $15.1 billion at September 30, 2008;

•	retail branch expansion in existing markets;

•	improved delivery systems, including internet, call center and ATM capabilities;

•	refined marketing and customer analytics for the affluent customer population; and

•	refined marketing and customer analytics to drive increased utilization of products and improve customer retention.

RESULTS OF OPERATIONS

Net Interest Income

An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on pages 101-102 of this Form 10-Q. Significant components of HUSI’s net interest margin are summarized in the following table.

	Three months ended September 30		Nine months ended September 30

	2008	2007	2008	2007

Yield on total earning assets	5.44%	6.47%	5.46%	6.28%
Rate paid on interest bearing liabilities	2.60	4.41	2.91	4.40

Interest rate spread	2.84	2.06	2.55	1.88
Benefit from net non-interest earning or paying funds	.30	.47	.31	.49

Net interest margin to earning assets (1)	3.14%	2.53%	2.86%	2.37%

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on pages 91-92 of HUSI’s 2007 Form 10-K.

Significant trends affecting the comparability of 2008 and 2007 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three months ended September 30		Nine months ended September 30

	Amount	Interest Rate Spread	Amount	Interest Rate Spread

($ in millions)
Net interest income/interest rate spread from prior year	$930	2.06%	$2,541	1.88%

Increase (decrease) in net interest income associated with:
Trading related activities (1)	107		245
Balance sheet management activities (2)	164		490
Private label and co-brand credit cards	18		213
Residential mortgage banking	4		(11)
Deposits	(115)		(250)
Other activity	68		14

Net interest income/interest rate spread for current year	$1,176	2.84%	$3,242	2.56%

(1)	Refer to commentary regarding trading (loss) revenue, beginning on page 55 of this Form 10-Q.

(2)

Represents HUSI’s activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and HUSI’s approach to manage such risk, are described beginning on page 94 of this Form 10-Q.

          Trading Related Activities

Net interest income for trading related activities increased primarily due to decreased funding costs, as well as an increase in average trading assets.

          Balance Sheet Management Activities

Higher net interest income from balance sheet management activities was primarily due to positions taken in expectation of decreased short term funding rates.

Private Label and Co-Brand Credit Cards

Higher net interest income on private label and co-brand credit cards for the third quarter and first nine months of 2008 as compared to the same 2007 period resulted from:

•	lower funding costs;

•	lower promotional balances; and

•	lower amortization of premiums on the initial purchase as well as lower daily premiums.

Net interest income in the third quarter of 2007 includes recognition of $55 million in interest income as the result of the adoption of a more robust income recognition methodology on private label credit card promotional transactions.

          Residential Mortgage Banking

Higher net interest income for the third quarter of 2008 resulted from reduced funding costs due to lower short term rates as well as reduced deferred cost amortization on lower average residential mortgage loan outstandings. The increase was offset by lower interest margins on lower average residential loan outstandings. During the third quarter and first nine months of 2008, HUSI continued to sell the majority of new loan originations to government sponsored enterprises and private investors and allow existing loans to runoff. The held loan portfolio is expected to continue to decline for the remainder of 2008 as a result of this initiative.

Lower net interest income for the first nine months of 2008 resulted from lower average residential loan outstandings. Additionally, HUSI completed the sale of approximately $4 billion of prime mortgage loans to a third party in May 2008.

          Deposits

Lower net interest income from deposits was primarily due to spread compression on core banking activities in the PFS and CMB business segments. These segments have been affected by falling interest rates, growth in customer deposits in higher yielding deposit products such as online savings and premier investor accounts and a more competitive retail market.

          Other Activity

Higher net interest income from other activity is related to certain loans and loans held for sale, which has increased in the third quarter and year to date periods primarily due to lower funding rates and higher interest earned on loans held for sale as adverse market conditions have resulted in these loans being held for longer periods.

Provision for Credit Losses

The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase

	2008	2007	Amount	%

($ in millions)
Three months ended September 30:
Commercial	$124	$57	$67	118

Consumer:
Residential mortgages	104	24	80	333
Credit card receivables	403	296	107	36
Other consumer	27	25	2	8

Total consumer	534	345	189	55

Total provision for credit losses	$658	$402	$256	64

Nine months ended September 30:
Commercial	$265	$122	$143	117

Consumer:
Residential mortgages	345	48	297	619
Credit card receivables	1,082	641	441	69
Other consumer	70	60	10	17

Total consumer	1,497	749	748	100

Total provision for credit losses	$1,762	$871	$891	102

Provision expense associated with credit card receivables increased $107 million in the third quarter and $441 million in the first nine months of 2008 as compared with the corresponding 2007 periods. This primarily resulted from higher delinquencies and charge offs within the private label and co-brand credit card portfolios due to higher levels of personal bankruptcy filings and the impact from a continued weakening of the U.S. economy.

Provision expense on residential mortgages increased $80 million in the third quarter and $297 million in the first nine months of 2008 as compared with the corresponding 2007 periods. The increase was attributable to increased delinquencies and charge offs within the Home Equity Line of Credit (HELOC) and Home Equity Loan portfolios, primarily due to the continued deterioration in real estate values in certain markets. In addition, delinquencies in the prime residential first mortgage loans have continued to worsen in the third quarter of 2008, primarily due to continued deterioration in the housing markets. Also contributing to this increase to a lesser extent is the portfolio of higher quality nonconforming residential mortgage loans which HUSI purchased from HSBC Finance Corporation (the HMS portfolio).

Commercial loan provision expense increased $67 million in the third quarter of 2008 and $143 million in the first nine months of 2008 as compared with the corresponding 2007 periods. Provisions on commercial real estate and middle market portfolios also increased as a result of customer downgrades due to deteriorating economic conditions.

See “Credit Quality” for additional commentary on the allowance for credit losses associated with HUSI’s various loan portfolios.

Other Revenues

Decreased revenue for the three months and nine months ended September 30, 2008, was mostly driven by reduced liquidity and higher volatility in the credit and sub-prime markets which led to substantial valuation losses and trading losses being recorded. This was partially offset by increased credit card fees for the nine months ended September 30, 2008 and trust income at both periods.

The components of other revenues are summarized in the following tables.

			Increase (Decrease)

Three months ended September 30	2008	2007	Amount	%

($ in millions)
Credit card fees	$215	$220	$(5)	(2)

Other fees and commissions	189	203	(14)	(7)

Trust income	44	26	18	69

Trading (loss) revenues	(122)	28	(150)	*

Securities (loss) gain, net	(178)	59	(237)	*

HSBC affiliate income:
Fees and commissions	28	29	(1)	(3)
Other affiliate income	5	17	(12)	(71)

	33	46	(13)	(28)

Residential mortgage banking revenue	13	6	7	117

Gain on instruments at fair value and related derivatives (1)	111	—	111	*

Other loss:
Valuation of loans held for sale	(87)	(220)	133	60
Insurance	11	9	2	22
Earnings from equity investments	11	22	(11)	(50)
Miscellaneous income (loss)	35	(25)	60	*

	(30)	(214)	184	86

Total other revenues	$275	$374	$(99)	(26)

(1)

Includes gains and losses associated with financial instruments elected to be measured at fair value under SFAS 159, and the associated economically hedging derivatives. Refer to Note 16, “Fair Value Option” of the consolidated financial statements for additional information.

*	Not meaningful.

			Increase (Decrease)

Nine months ended September 30	2008	2007	Amount	%

($ in millions)
Credit card fees	$653	$580	$73	13

Other fees and commissions	529	542	(13)	(2)

Trust income	114	73	41	56

Trading (loss) revenues	(947)	477	(1,424)	*

Securities (loss) gains, net	(128)	96	(224)	*

HSBC affiliate income:
Fees and commissions	105	103	2	2
Other affiliate income	14	33	(19)	(58)

	119	136	(17)	(13)

Residential mortgage banking revenue	64	69	(5)	(7)

Gain on instruments at fair value and related derivatives (1)	121	—	121	*

Other loss:
Valuation of loans held for sale	(331)	(296)	(35)	(12)
Insurance	29	29	—	—
Earnings from equity investments	49	63	(14)	(22)
Miscellaneous income	76	16	60	*

	(177)	(188)	11	6

Total other revenues	$348	$1,785	$(1,437)	(81)

(1)

Includes gains and losses associated with financial instruments elected to be measured at fair value under SFAS 159, and the associated economically hedging derivatives. Refer to Note 16, “Fair Value Option” of the consolidated financial statements for additional information.

*	Not meaningful.

Credit Card Fees

Lower credit card fees for the three months ended September 30, 2008 as compared to the same 2007 period were primarily due to a $10 million write down of a partner signing bonus due to the retailer filing Chapter 11 bankruptcy in August 2008, partially offset by higher late fees from increased delinquencies.

Higher credit card fees during the nine months ended September 30, 2008 as compared to the corresponding 2007 period were primarily due to higher late fees from increased delinquencies.

Other Fees and Commissions

Other fee-based income for the three and nine months ended September 30, 2008 as compared to the corresponding 2007 periods was impacted by the sale of the Wealth and Tax Advisory Services (WTAS) subsidiary in December 2007, which contributed $28 million and $80 million of fee based income in the third quarter and first nine months of 2007, respectively. Excluding this, other fee based income increased in both periods due to higher customer referral fees, commercial loan commitment fees, loan syndication fees and fees generated by the Payments and Cash Management business.

Trust Income

Higher trust income for the three and nine months ended September 30, 2008 as compared to the corresponding 2007 periods is due to increased activity in the Asset Management business within the Global Banking and Market segment.

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

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended September 30:
Trading (loss) revenue	$(122)	$28	$(150)	*
Net interest income (loss)	89	(18)	107	*

Trading related (loss) revenue	$(33)	$10	$(43)	*

Business:
Derivatives	$(40)	$(57)	$17	30
Treasury (primarily securities)	(83)	(28)	(55)	(196)
Foreign exchange and banknotes	130	77	53	69
Precious metals	1	7	(6)	(86)
Other trading	(41)	11	52	*

Trading related (loss) revenue	$(33)	$10	$(43)	*

Nine months ended September 30:
Trading (loss) revenue	$(947)	$477	$(1,424)	*
Net interest income (loss)	176	(69)	245	*

Trading related (loss) revenue	$(771)	$408	$(1,179)	*

Business:
Derivatives	$(902)	$233	$(1,135)	*
Treasury (primarily securities)	(213)	(33)	(180)	*
Foreign exchange and banknotes	337	191	146	76
Precious metals	44	8	36	*
Other trading	(37)	9	(46)	*

Trading related (loss) revenue	$(771)	$408	$(1,179)	*

* Not meaningful.

Trading (loss) revenue for the third quarter and in particular the first nine months of 2008 was significantly affected by reduced liquidity, widening spreads and higher volatility in the credit markets, however the magnitude of the decrease which drove the significant year to date decline in trading revenue slowed in the third quarter of 2008.

Trading losses related to derivatives increased substantially during the first nine months of 2008, primarily due to fair value adjustments due to counterparty credit reserves on credit derivatives. Most notably, the continued downgrades in credit ratings of monoline insurance companies have resulted in fair value adjustments on derivative contracts with these entities due to counterparty credit risk exposures. As of September 30, 2008, this exposure totaled $2,058 million. HUSI recorded write downs on contracts with monoline insurance companies of approximately $155 million and $957 million in the third quarter and first nine months of 2008, respectively, which reflects the decreased credit quality of these entities and concerns over their ability to perform at this date. Additionally, losses on other structured credit products of $144 million was recorded for the first nine months of 2008.

Trading losses related to securities of $83 million in the third quarter and $212 million for the first nine months of 2008 increased as compared with the corresponding 2007 periods, primarily due to credit spreads widening and write downs on asset backed securities held for trading purposes.

Partially offsetting the above noted declines in trading revenues in the third quarter of 2008, as compared to the same 2007 period, the foreign exchange business continued to contribute increased revenues as a result of ongoing market volatility and increased trading volume. In addition, the precious metals and emerging markets businesses have contributed to an increase in trading revenues in the year to date period and, during the second quarter of 2008, HUSI sold MasterCard B shares resulting in trading revenue of $134 million.

Other trading losses primarily relate to losses on corporate bonds which is attributable to increased credit risk on these bonds.

Securities (Loss) Gain, Net

HUSI maintains various securities portfolios as part of its overall balance sheet diversification, risk and liquidity management strategies. The following table summarizes net Securities (loss) gain resulting from various strategies.

	Three months ended September 30		Nine months ended September 30

	2008	2007	2008	2007

(in millions)
Sale of MasterCard or Visa Class B Shares	$—	$55	$83	$55
Balance sheet diversity and reduction of risk	—	—	1	9
Reduction of Latin American investment exposure	—	3	—	23
Sales on equity investments to an HSBC affiliate (1)	—	—	—	9
Other-than-temporarily impaired available for sale securities (2)	(180)	—	(204)	—
Other	2	1	(8)	—

Securities (loss) gain, net	$(178)	$59	$(128)	$96

(1)

Represents net gains realized from transfers of various available for sale securities, other non-marketable securities and equity investments as part of a strategy to consolidate certain investments into common HSBC entities.

(2)

During the nine months ended September 30, 2008, a single asset backed security and the preferred equity securities of FNMA were determined to be other-than-temporarily impaired pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

HSBC Affiliate Income

Affiliate fees and commissions were relatively flat for the third quarter and first nine months of 2008, as compared to the same 2007 periods. The year to date period reflects higher customer referral fees and other fees received from other HSBC affiliates primarily in the first quarter of 2008, which was partially offset by a decrease in gains related to lower volumes of tax refund anticipation loan originations of $10 million.

Other affiliate income decreased for the third quarter and first nine months of 2008, as compared to the same 2007 periods primarily due to the sale of residential mortgage loans to HMUS which resulted in gains of $14 million and $22 million in the third quarter and first nine months of 2007, respectively.

Residential Mortgage Banking Revenue

The following tables present the components of residential mortgage banking revenue. Net interest income includes interest earned/paid on assets and liabilities of the residential mortgage banking business, as well as the funding cost or benefit associated with these balances. The net interest income component in the table below reflects actual interest earned, net of cost of funds, and adjusted for corporate transfer pricing.

			Increase (Decrease)

Three months ended September 30	2008	2007	Amount	%

($ in millions)
Net interest income	$63	$59	$4	7

Servicing related income:
Servicing fee income	34	29	5	17
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(39)	(28)	(11)	(39)
Realization of cash flows	(16)	(14)	(2)	(14)
Trading – Derivative instruments used to offset changes in value of MSRs	36	19	17	89

	15	6	9	150

Originations and sales related income:
Losses on sales of residential mortgages	(6)	(6)	—	—

Other mortgage income	4	6	(2)	(33)

Total residential mortgage banking revenue included in other revenues	13	6	7	117

Total residential mortgage banking related revenue	$76	$65	$11	17

			Increase (Decrease)

Nine months ended September 30	2008	2007	Amount	%

($ in millions)
Net interest income	$188	$199	$(11)	(6)

Servicing related income:
Servicing fee income	96	85	11	13
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(14)	35	(49)	(140)
Realization of cash flows	(66)	(60)	(6)	(10)
Trading – Derivative instruments used to offset changes in value of MSRs	6	(34)	40	118

	22	26	(4)	(15)

Originations and sales related income:
Gains on sales of residential mortgages	29	23	6	26

Other mortgage income	13	20	(7)	(35)

Total residential mortgage banking revenue included in other revenues	64	69	(5)	(7)

Total residential mortgage banking related revenue	$252	$268	$(16)	(6)

          Net Interest Income

Increased net interest income for the third quarter of 2008 resulted from reduced funding costs due to lower short term rates as well as reduced deferred cost amortization on lower average residential mortgage loan outstandings. The increase was partially offset by lower interest margins on lower average residential loan outstandings. During the third quarter and first nine months of 2008, HUSI continued to sell the majority of new loan originations to government sponsored enterprises and private investors and allow existing loans to runoff. The held loan portfolio is expected to continue to decline for the remainder of 2008 as a result of this initiative.

Decreased net interest income for the first nine months of 2008 resulted from lower average residential loan outstandings. Additionally, HUSI completed the sale of approximately $4 billion of prime mortgage loans to a third party in May 2008.

          Servicing Related Income

Higher servicing fee income for the third quarter and the first nine months of 2008 resulted from a higher volume of loans included within the average serviced loans portfolio, as HUSI has continued to sell the majority of new loan originations to government sponsored enterprises and sold approximately $4 billion in residential mortgage loans during May 2008, where HUSI retains servicing rights for the loans sold. The average serviced loans portfolio increased approximately 13% in the first nine months of 2008.

The increased serviced loans portfolio, and its positive impact on service fee income, was partially offset by unfavorable net hedged MSR performance in the first nine months of 2008 primarily from increased market volatility in the mortgage market.

          Originations and Sales Related Income

Originations and sales related income increased for the nine months ended September 30, 2008, as compared to the same 2007 period, however, losses were recognized in both the third quarter of 2008 and third quarter of 2007. Loan sales in September 2008 of approximately $1 billion, as well as a sale in May 2008 of approximately $4 billion resulted in a loss of $4.5 million in the third quarter of 2008 and a gain of $13.5 million in the second quarter of 2008. HUSI retained the servicing rights in relation to these mortgages upon sale. Additionally, HUSI continued to sell the majority of new loan originations to government sponsored enterprises and private investors resulting in losses in the third quarter of 2008 and 2007 but an overall gain in the year to date period of both years.

Gain on Instruments at Fair Value and Related Derivatives

HUSI adopted SFAS 159 (refer to Note 16, “Fair Value Option” of the consolidated financial statements for additional information) on January 1, 2008 and has elected to apply the fair value option to commercial leveraged acquisition finance loans, unfunded commitments, certain fixed rate debt issuances and all structured notes and structured deposits which contain embedded derivatives and were issued after January 1, 2006. HUSI also uses derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. For the three months ended September 30, 2008, HUSI recognized a gain of $148 million representing a net change in fair value of all instruments indicated above, offset by a loss of $37 million on the related derivatives. For the nine months ended September 30, 2008, a gain of $321 million was recorded on these instruments, offset by a loss of $200 million on the related derivatives.

Other (Loss)

The decrease in other loss for the third quarter and first nine months of 2008, as compared to the same 2007 periods, is primarily due to valuation losses on leveraged acquisition finance loans being included as part of “Valuations of loans held for sale” during 2007. Beginning January 1, 2008, HUSI elected to carry these loans at fair value under SFAS 159 and records all gains/losses under “Gain on instruments at fair value and related derivatives”. Write downs on loans held for sale, excluding leveraged acquisition finance loans, were lower in the third quarter of 2008 as compared to the same 2007 period. Also contributing to this decrease for both periods is higher miscellaneous income, primarily due to increased valuations on credit default swaps used to economically hedge credit exposures.

Valuation on Loans Held for Sale

Deterioration in the U.S. mortgage markets have resulted in negative valuation adjustments on loans held for sale in the third quarter and first nine months of 2008 and 2007. Valuations on loans held for sale relate to residential mortgage loans purchased from HSBC affiliates and third parties with the intent of securitization or sale. Included in this portfolio is approximately $1.4 billion of sub-prime residential mortgage loans as of September 30, 2008. Loans held for sale are recorded by HUSI at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Overall weakness and illiquidity in the U.S. residential mortgage market, and specifically the sub-prime market, resulted in valuation adjustments totaling $87 million and $331 million being recorded on these loans in the third quarter and first nine months of 2008, as compared with $145 million and $221 million during the same time periods of the previous year. Valuations on residential mortgage loans originated by HUSI are recorded as a component of residential mortgage banking revenue in the consolidated statement of (loss) income.

Operating Expenses

The components of operating expenses are summarized in the following tables.

			Increase (Decrease)

Three months ended September 30	2008	2007	Amount	%

($ in millions)
Salaries and employee benefits	$329	$337	$(8)	(2)

Occupancy expense, net	72	63	9	14

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	116	115	1	1
Fees paid to HMUS	54	61	(7)	(11)
Fees paid to HTSU for technology services	61	63	(2)	(3)
Fees paid to other HSBC affiliates	69	51	18	35

Total support services from HSBC affiliates	300	290	10	3

Other expenses:
Equipment and software	11	13	(2)	(15)
Marketing	39	38	1	3
Outside services	35	34	1	3
Professional fees	16	23	(7)	(30)
Telecommunications	5	5	—	—
Postage, printing and office supplies	9	9	—	—
Off-balance sheet credit reserves	(5)	3	(8)	*
FDIC assessment fees	20	2	18	*
Goodwill impairment (1)	54	—	54	*
Miscellaneous	89	74	15	20

Total other expenses	273	201	72	36

Total operating expenses	$974	$891	$83	9

Personnel - average number	11,743	12,329	(586)	(5)
Efficiency ratio	67.44%	68.69%

(1)	Refer to Note 7, “Goodwill” of the consolidated financial statements for additional information.

			Increase (Decrease)

Nine months ended September 30	2008	2007	Amount	%

($ in millions)
Salaries and employee benefits	$971	$1,016	$(45)	(4)

Occupancy expense, net	201	181	20	11

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	353	347	6	2
Fees paid to HMUS	166	192	(26)	(14)
Fees paid to HTSU for technology services	187	185	2	1
Fees paid to other HSBC affiliates	185	134	51	38

Total support services from HSBC affiliates	891	858	33	4

Other expenses:
Equipment and software	33	42	(9)	(21)
Marketing	122	108	14	13
Outside services	89	101	(12)	(12)
Professional fees	53	56	(3)	(5)
Telecommunications	14	15	(1)	(7)
Postage, printing and office supplies	27	27	—	—
Off-balance sheet credit reserves	49	(5)	54	*
FDIC assessment fees	34	7	27	*
Goodwill impairment (1)	54	—	54	*
Miscellaneous	190	206	(16)	(8)

Total other expenses	665	557	108	19

Total operating expenses	$2,728	$2,612	$116	4

Personnel - average number	11,805	12,324	(519)	(4)
Efficiency ratio	76.44%	60.67%

* Not meaningful.

(1)	Refer to Note 7, “Goodwill” of the consolidated financial statements for additional information.

Salaries and Employee Benefits

Decreased salaries and employee benefits expense for the three months and nine months ending September 30, 2008, as compared to the same 2007 periods, are mainly due to lower headcount including the impact of global resourcing initiatives undertaken by management. Refer to Support Services from HSBC Affiliates below. Partially offsetting this decrease is higher fringe benefits expense in the current quarter of approximately $19 million resulting from a review of HUSI’s employee benefit accruals and increased severance expense of $6 million due to ongoing efficiency initiatives.

Occupancy Expense, Net

Expansion of the core banking and commercial lending networks within the PFS and CMB business segments has been a key component of recent business expansion initiatives. New branches have been opened, resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses during the three and nine month periods ending September 30, 2008, as compared to the same 2007 periods.

Support Services from HSBC Affiliates

Higher expense for the three months and nine months ended September 30, 2008 primarily resulted from HUSI’s utilization of other HSBC affiliates in support of global resourcing initiatives, which has resulted in a corresponding reduction in salary and employee benefits expense. This is partially offset by a decrease in fees paid to HMUS for treasury and traded markets services.

Marketing Expenses

Marketing expenses remained relatively flat in the third quarter of 2008 in comparison to the same 2007 period. Marketing expenses are higher for the first nine months of 2008, as compared to the same 2007 period, primarily resulting from continuing investment in HSBC brand activities, marketing support for branch expansion initiatives within the PFS business segment and an increase in marketing for CMB products and services.

Other Expenses

Other expenses increased for the third quarter and first nine months of 2008, as compared to the corresponding 2007 periods. The increase for the three months ended September 2008 as compared to the same 2007 period was primarily the result of a goodwill impairment charge of approximately $54 million, higher FDIC assessment fees and an increase in a Visa litigation accrual of approximately $14 million. Additionally, HUSI recognized expenses of $6 million related to the commitment to purchase Auction Rate Securities from customers and $5 million relating to a systems outage in August. Partially offsetting this was a decrease in off-balance sheet credit reserves and lower professional fees in the third quarter of 2008.

In addition to the increased expenses noted above for the third quarter of 2008, other operating expenses increased in the year to date period due to higher reserves on off-balance sheet credit exposures, including letters of credit, unused commitments to extend credit and financial guarantees.

Efficiency Ratio

	Three months ended September 30		Nine months ended September 30

	2008	2007	2008	2007

Efficiency ratio (1)	67.44%	68.69%	76.44%	60.67%

(1)	Ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues.

Efficiency ratio for the three months ended September 30, 2008 improved primarily as a result of net interest income increasing at a higher rate than the decrease in other revenues as compared to the same 2007 period.

Deterioration of the efficiency ratio for the nine months ended September 30, 2008 resulted primarily from a decrease in other revenues, partially offset by higher net interest income, as compared to the same 2007 period. In addition, operating expenses increased only moderately as compared to the same 2007 period.

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

Personal Financial Services (PFS)

          Overview

Resources continued to be directed towards expansion of the core retail banking business, including investment in the HSBC brand and expansion of the branch network in existing areas, as well as an online savings program. The latter included offering a promotional rate on online savings accounts during the third quarter. As a result, the first nine months of 2008 was highlighted by a 5% increase in average deposits, as compared with the same 2007 period. Interest income, however, has declined compared with the same 2007 period due to narrowing of deposit spreads driven by competitive pricing pressures and declines in market rates. Additionally, deterioration in credit quality, particularly on Home Equity Lines of Credit and Home Equity Loans, credit cards and prime residential mortgage loans has negatively impacted results.

HUSI continued to sell the majority of new residential mortgage loan originations to government sponsored enterprises and private investors and to allow the existing balance sheet to runoff. Additionally, HUSI sold $1 billion and $4 billion of residential mortgage loans to third parties in September and May 2008, respectively. As a result, average residential mortgage loans decreased approximately 13% for the first nine months of 2008, as compared with the same 2007 period. In September 2008, HUSI entered into long term stand by commitments with FNMA and FHLMC for the transfer of credit risk relating to approximately $3.8 billion of residential mortgage loans held by HUSI, for which HUSI will pay an annual guarantee fee.

In the second quarter of 2008 HUSI discontinued originations of education loans and will allow the existing portfolio of loans to runoff.

          Operating Results

The following table summarizes results for the PFS segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended September 30
Net interest income	$201	$276	$(75)	(27)
Other revenues	105	157	(52)	(33)

Total revenues	306	433	(127)	(29)
Provision for credit losses	104	35	69	197

	202	398	(196)	(49)
Operating expenses	417	313	104	33

(Loss) income before income tax expense	(215)	85	(300)	*
Income tax (benefit) expense	(57)	26	(83)	*

Net (loss) income	$(158)	$59	$(217)	*

Nine months ended September 30
Net interest income	$685	$838	$(153)	(18)
Other revenues	405	417	(12)	(3)

Total revenues	1,090	1,255	(165)	(13)
Provision for credit losses	349	64	285	*

	741	1,191	(450)	(38)
Operating expenses	1,020	923	97	11

(Loss) income before income tax expense	(279)	268	(547)	*
Income tax (benefit) expense	(81)	82	(163)	(199)

Net (loss) income	$(198)	$186	$(384)	*

* Not meaningful.

Net interest income decreased for the third quarter and the first nine months of 2008 as compared with the same 2007 periods due to narrowing of interest rate spreads driven by the declining rate environment, competitive pricing pressures on savings and certificate of deposit products and, in the third quarter of 2008, a promotional rate for online savings accounts. Net interest income for the nine month period ended September 30, 2008 was also impacted by lower interest income on residential mortgage loan products due to residential mortgage loan sales and loan portfolio runoff. This was partially offset by widening interest rate spreads on MasterCard/Visa credit card balances.

Other revenues decreased in the third quarter of 2008, when compared to the same 2007 period, primarily due to a $45 million gain on the redemption of MasterCard Class B shares in the third quarter of 2007, a loss of $18 million relating to the residential mortgage loan sale in September 2008, which includes a $14 million intersegment charge between PFS and Global Banking and Markets for the early termination of funding associated with the loan sale, increased mortgage insurance loss reserves and $8 million of valuation reserves relating to education loans held for sale. Partially offsetting this was revenue from the wind down of the Cayman insurance business of $12 million in 2007 and increased fees on MasterCard/ Visa cards.

Other revenues were lower for the nine month period ending September 30, 2008, compared to the same 2007 period, primarily due to lower year to date revenues of $17 million resulting from lower volumes of federal income tax refund anticipation loans originated by HBUS and HSBC Trust Company (Delaware) (HTCD) and sold to HSBC Finance Corporation, and lower fee income relating to the decision to discontinue the origination of education loans. Additionally, other revenues were lower in the year to date period due to a $31 million intersegment charge from the Global Banking and Markets Segment relating to the cost associated with early termination of the funding associated with the $4 billion mortgage loan sale in May 2008, which was partially offset by the gain on the sale of these residential mortgage loans of $16 million. Partially offsetting lower year to date revenues was a $83 million gain on the sale of Visa Class B shares recorded in the first quarter of 2008 and higher service charges and fee income for core banking and MasterCard/Visa credit card products. Additionally, 2007 revenue in the year to date period included a gain on the sale of branch properties of $21 million.

Higher provision for credit losses in both periods was driven by an increase in delinquencies which resulted in significantly increased loan loss reserves as well as increased charge offs within the Home Equity Line of Credit (HELOC), Home Equity Loan and the Residential first mortgage loan portfolios. Provisions on MasterCard/Visa receivables and other consumer loans have also risen. Increased levels of personal bankruptcy filings and a weakening U.S. economy, including rising unemployment rates and lower recovery rates, have driven higher delinquencies across all products in PFS.

Increased operating expenses in the third quarter and first nine months of 2008 were primarily related to a goodwill impairment charge related to the residential mortgage reporting unit in PFS, an increase of the accrual relating to Visa litigation of $14 million, higher staff, marketing and occupancy costs reflecting investment in branch expansion, higher Federal Deposit Insurance Corporation (FDIC) assessment fees, an increase in employee benefit costs and costs of approximately $5 million reflecting estimated exposure associated with a systems outage in August 2008. Partially offsetting this in the year to date period was the partial release of a legal provision in the first quarter of 2008 of $37 million, representing a portion of the Visa indemnification reserve that was recorded in the fourth quarter of 2007.

Consumer Finance (CF)

          Overview

The CF segment includes the private label and co-brand credit cards, as well as other loans acquired from HSBC Finance Corporation and its correspondents. In 2003 and 2004, HUSI purchased a portfolio of higher quality nonconforming residential mortgage loans (the HMS portfolio) from HSBC Finance Corporation with the intent of holding these loans. Results of the CF segment have been negatively impacted by significant increases in provision for credit losses relating to the private label and, to a lesser extent, the HMS portfolios.

          Operating Results

The following table summarizes results for the CF segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended September 30
Net interest income	$327	$296	$31	10
Other revenues	80	86	(6)	(7)

Total revenues	407	382	25	7
Provision for credit losses	439	305	134	44

	(32)	77	(109)	(142)
Operating expenses	11	8	3	38

(Loss) income before income tax expense	(43)	69	(112)	(162)
Income tax (benefit) expense	(16)	24	(40)	(167)

Net (loss) income	$(27)	$45	$(72)	(160)

Nine months ended September 30
Net interest income	$926	$705	$221	31
Other revenues	242	194	48	25

Total revenues	1,168	899	269	30
Provision for credit losses	1,188	693	495	71

	(20)	206	(226)	(110)
Operating expenses	33	26	7	27

(Loss) income before income tax expense	(53)	180	(233)	(129)
Income tax (benefit) expense	(20)	63	(83)	(132)

Net (loss) income	$(33)	$117	$(150)	(128)

Net interest income increased for the third quarter and first nine months of 2008 as compared to the same 2007 periods primarily due to lower amortization of premiums paid for purchases of receivables included within the private label portfolio as well as lower funding costs due to a declining interest rate environment. Partially offsetting this, the third quarter of 2007 reflects recognition of $55 million in interest income as a result of the adoption of a more robust income recognition methodology on private label credit card promotional transactions.

Other revenues decreased during the third quarter of 2008, as compared to the same 2007 period, primarily due to higher servicing costs associated with the growing co-brand credit card portfolio and a $10 million write down of a retail partner signing bonus due to the retailer filing Chapter 11 bankruptcy in August 2008. This was partially offset by increased late fees due to higher delinquencies in the private label and co-brand credit card portfolios and higher credit card fees associated with the growing co-brand credit card portfolio. For the year-to-date period, increased late fees and higher credit card fees as discussed above drove the increase in other revenues.

The provision for credit losses associated with credit card receivables increased for the third quarter and first nine months of 2008 as compared with the same 2007 period primarily due to increased delinquencies and higher net charge-off including lower recoveries of previously charged-off balances, and higher levels of personal bankruptcy filings and the impact of a weakening U.S. economy. Provisions relating to the HMS portfolio also increased for both periods due to deterioration in the U.S. housing markets.

Operating expenses increased in both periods, as compared to the same 2007 period, primarily due to the increased collection related expenses associated with increased credit and bankruptcy charge-offs.

HUSI previously disclosed that it had decided to proceed with the purchase of a portfolio of General Motors MasterCard receivables (the “GM Portfolio”) from HSBC Finance Corporation in order to maximize the efficient use of capital and liquidity at both entities, subject to regulatory and other approvals. In September 2008, HUSI applied for regulatory approval to complete this purchase. HSBC Finance Corporation would maintain the customer account relationships and, subsequent to the initial receivable purchase, HUSI would purchase additional volume on a daily basis. At September 30, 2008, the GM Portfolio had an outstanding receivable balance of approximately $6.4 billion. If this bulk purchase occurs, the transaction will be recorded at fair value. In future periods, HUSI’s net interest income and fee income would increase. Offsetting these increases would be amortization of the premium from the continuing purchases of credit card receivables, provision for credit losses, servicing fees on the portfolio and the amortization of any difference between the unpaid principal and the fair value paid to HSBC Finance Corporation. HUSI cannot predict with any degree of certainty the timing as to when, or if, regulatory and other approvals will be received and, therefore, when the related asset purchase will be completed.

HUSI also has been considering the purchase of a portfolio of AFL-CIO Union Plus MasterCard/Visa credit card receivables (the “UP Portfolio”) from HSBC Finance Corporation in the future in order to maximize the efficient use of capital and liquidity at each entity. Any such purchase will be subject to obtaining the necessary regulatory and other approvals. HSBC Finance Corporation would maintain the customer account relationships and, subsequent to the initial receivable purchase, HUSI would purchase additional volume on a daily basis. At September 30, 2008, the UP Portfolio had an outstanding receivable balance of approximately $6.2 billion. In early November 2008, HUSI decided to proceed with the purchase and filed an application with the Federal Reserve Bank seeking regulatory approval.

In September 2008, HUSI decided to purchase approximately $3 billion of auto loan receivables (the “Auto Portfolio”) from HSBC Finance Corporation, and filed for the necessary regulatory approvals. If this bulk purchase occurs, the transaction will be recorded at fair value. In future periods, HUSI’s net interest income and fee income would increase and be partially offset by costs associated with loan impairments and servicing fees paid to HSBC Finance Corporation for the ongoing servicing of the portfolio. HUSI cannot predict with any degree of certainty the timing as to when, or if, regulatory and other approvals will be received and, therefore, when the related asset purchase will be completed.

In connection with the purchase of the GM Portfolio, the UP Portfolio and the Auto Portfolio described above, it is anticipated that HNAI would contribute additional capital to HUSI in support of each such portfolio when and if transferred.

The Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Administration, along with other federal regulators, have proposed rules that would, among other things, provide restrictions on applying rate increases, payment allocations, and default pricing. Similarly, several bills pending approval by Congress could impact credit card pricing and other terms. The Federal Reserve Board has indicated it anticipates publishing final rules by year end. HUSI cannot determine whether such legislative or regulatory initiatives will be instituted or predict the negative impact such initiatives would have on HUSI’s results.

Commercial Banking (CMB)

          Overview

Despite tightened credit standards balanced growth between the established footprint in New York State and expansion markets in the West Coast, Midwest and the Southeast, has led to a 28% underlying increase in lending and a 16% increase in customer deposits to middle market customers for the first nine months of 2008 as compared to the same 2007 period. The small business loan portfolio has seen more moderate growth due to tightened credit standards and the competitive environment while small business customer deposits have grown 7% for the first nine months, as compared to the same 2007 period. The commercial real estate business has continued to manage down certain lending exposures while also tightening existing high credit standards and pricing on new loans. Overall, this has resulted in a decrease in commercial real estate loans for the first nine months of 2008, as compared to the same period last year.

Average customer deposit balances across all CMB business lines have increased 7% and 11% for the third quarter and first nine months of 2008, respectively, as compared with the same 2007 periods. Average loans are 18% higher for the third quarter of 2008 and 13% higher year to date, compared with the same 2007 periods.

The declining interest rate environment has negatively impacted income growth as deposit spreads have narrowed significantly. Although charge offs remain relatively benign, provisions for credit losses have increased following a deterioration in the outlook for the economy.

          Operating Results

The following table summarizes results for the CMB segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended September 30
Net interest income	$195	$208	$(13)	(6)
Other revenues	94	67	27	40

Total revenues	289	275	14	5
Provision for credit losses	71	35	36	103

	218	240	(22)	(9)
Operating expenses	155	137	18	13

Income before income tax expense	63	103	(40)	(39)
Income tax expense	28	27	1	4

Net income	$35	$76	$(41)	(54)

Nine months ended September 30
Net interest income	$575	$606	$(31)	(5)
Other revenues	236	196	40	20

Total revenues	811	802	9	1
Provision for credit losses	178	72	106	147

	633	730	(97)	(13)
Operating expenses	446	420	26	6

Income before income tax expense	187	310	(123)	(40)
Income tax expense	77	92	(15)	(16)

Net income	$110	$218	$(108)	(50)

Net interest income decreased for the third quarter and first nine months of 2008, as compared to the same 2007 periods. This is primarily due to narrower spreads on deposits. This was partially offset by moderate average balance growth in loans and deposits.

Other revenues increased for the third quarter and first nine months of 2008, as compared to the same 2007 periods. This is mainly due to a combination of higher syndications business, higher gains on sales of commercial real estate loans, increased cross-sales of capital market products, higher tax credits relating to low income housing and higher investment management and commercial card fees.

Provisions for credit losses have increased in both the third quarter and the first nine months of 2008, as compared to the same 2007 periods. This is mainly due to worsening economic conditions, leading to customer downgrades across all commercial business lines.

Operating expenses have increased in both the third quarter and first nine months of 2008, as compared to the same 2007 periods, primarily due to increased community investment activities and higher FDIC assessment fees.

Global Banking and Markets

          Overview

During the third quarter and first nine months of 2008, the Global Banking and Markets segment has continued to be affected by reduced market liquidity, widening spreads and increased volatility in the credit and sub-prime lending markets, which has led to a considerable fall in revenues, particularly in the nine month period as compared with the same 2007 periods. This impacted trading revenue in mortgage backed securities, leveraged acquisition finance loans, and credit derivatives and led to substantial reserves being taken in both the Trading and Available for Sale portfolios.

On October 11, 2008, the International Accounting Standards Board (IASB) issued an amendment to IAS 39 (Financial Instruments: Recognition and Measurement), based upon current unprecedented market conditions, which permits entities to transfer financial assets from the Trading classification into Available for Sale classification or as Loans and Receivables if the entity has the intention and ability to hold the assets for the foreseeable future or until maturity. This guidance, which permits retroactive application to July 1, 2008, means that changes in the market value of re-classified assets will no longer impact current period earnings. Instead, these assets will only be marked-to-market (through Other Comprehensive Income) if classified as Available for Sale Securities and will be subject to on-going impairment tests.

Following careful analysis of the implications and with consideration given to industry and peer practices, HUSI elected to re-classify Leveraged Acquisition Financing (LAF) Bonds and Loans and certain Securities held for Balance Sheet Management (BSM) purposes, from Trading assets to Loans and Available for Sale Investment Securities, respectively, effectively July 1, 2008.

HUSI continues to review the strategies and scope of its Global Banking and Markets business. As an outcome of this review, HUSI may transition certain activities to other affiliates of the HSBC Group where either economic efficiencies can be realized from an HSBC Group perspective or where the customer base can be better served. The scope and timing of any such transitioning is still in the early stages of evaluation.

          Operating Results

The following table summarizes results for the Global Banking and Markets segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended September 30
Net interest income	$334	$62	$272	*
Other loss	(72)	(139)	67	48

Total revenues (loss)	262	(77)	339	*
Provision for credit losses	30	17	13	76

	232	(94)	326	*
Operating expenses	201	197	4	2

Loss before income tax expense	31	(291)	322	111
Income tax benefit	7	(97)	104	107

Net loss	$24	$(194)	$218	112

Nine months ended September 30
Net interest income	$650	$199	$451	*
Other (loss) revenues	(862)	436	(1,298)	*

Total (loss) revenues	(212)	635	(847)	(133)
Provision for credit losses	87	6	81	*

	(299)	629	(928)	(148)
Operating expenses	607	584	23	4

(Loss) income before income tax expense	(906)	45	(951)	*
Income tax (benefit) expense	(351)	17	(368)	*

Net (loss) income	$(555)	$28	$(583)	*

* Not meaningful.

Increased net interest income in both periods was primarily due to balance sheet management initiatives to position for lower rates and also reflects higher held for sale leveraged commercial loan balances as loan syndication activities were negatively impacted by the decline in market liquidity.

Other (loss) revenues in both periods were affected by adverse market conditions, particularly as it relates to the nine month period. Specifically, valuation losses of $87 million and $145 million in the third quarter of 2008 and 2007 respectively, and $331 million and $221 million in the first nine months of 2008 and 2007, respectively, were recorded against the fair values of sub-prime residential mortgage loans held for sale. Fair value adjustments on the leveraged loan portfolio decreased to a $4 million loss for the third quarter of 2008, an improvement of $71 million from the same period of 2007. This positive result is primarily due to the reclassification of $1.4 billion in leveraged loans from trading assets to held-to-maturity assets under the IAS 39 amendment.

Other (loss) revenues also reflects fair value adjustments of $155 million in the third quarter and $957 million in the first nine months of 2008 for counter party credit risk associated with exposure to monoline insurance companies as adverse market conditions have led to downgrades in internal credit ratings of these entities. These adjustments have been recorded due to counterparty credit risk exposures on derivative contracts with these entities, and reflect the decreased credit quality of these entities and concerns over their ability to perform at September 30, 2008.

During 2008, a single asset backed security and the preferred equity securities of FNMA were determined to be other-than-temporarily impaired. As a result, HUSI recorded an impairment charge of $215 million during the nine months ended September 30, 2008.

Partially offsetting the above mentioned declines, revenue from credit default swaps used to hedge commercial loan exposure generated $122 million during the third quarter of 2008, an increase of $109 million from the third quarter of 2007. Revenues from the payments and cash management business were higher for the third quarter and first nine months of 2008 as compared with the same 2007 periods, reflecting higher deposit balances and higher associated transaction fee revenues. Foreign exchange and interest rate trading activities also contributed to higher revenues in the third quarter, and foreign exchange, interest rate trading, emerging markets trading and precious metals trading revenues were all up in the year to date period as a result of ongoing market volatility, increased customer flow and higher prices in gold and platinum. Additionally, revenues benefited from higher fees related to the asset management business as well as intersegment charges to the PFS segment of $14 million and $31 million in the third quarter and first nine months of 2008, respectively, relating to the cost associated with the early termination of the funding associated with the sale of residential mortgage loans previously discussed.

Increased provisions for credit losses in the third quarter and first nine months of 2008, as compared with the same 2007 periods reflect weaker credit fundamentals particularly in comparison to provision releases in 2007.

Operating expenses were higher for the third quarter and first nine months of 2008, as compared with the same 2007 periods, primarily resulting from increased costs to support the growth in the payments and cash management and asset management businesses. Technology costs were also higher in 2008 than in the same 2007 periods. Partially offsetting this are lower salary and other staff costs due to a decreased number of employees overall, as well as decreased performance related compensation.

Private Banking (PB)

          Overview

During the third quarter of 2008, resources continued to be dedicated to expand products and services provided to high net worth customers served by the PB business segment. As a result, total average loans (mostly consumer mortgages) and deposits (primarily from domestic savings, foreign clients migrating to safer deposit products and new client relationships) were 6% and 21% higher, respectively, for the first nine months of 2008 compared with the same 2007 period. Assets under management decreased 15% as compared to September 30, 2007 levels, mostly due to a decline in market value of securities.

Operating Results

The following table summarizes results for the PB segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended September 30
Net interest income	$48	$50	$(2)	(4)
Other revenues	36	66	(30)	(45)

Total revenues	84	116	(32)	(28)
Provision (credit) for credit losses	4	(1)	5	*

	80	117	(37)	(32)
Operating expenses	70	87	(17)	(20)

Income before income tax expense	10	30	(20)	(67)
Income tax expense	5	8	(3)	(38)

Net income	$5	$22	$(17)	(77)

Nine months ended September 30
Net interest income	$144	$150	$(6)	(4)
Other revenues	126	210	(84)	(40)

Total revenues	270	360	(90)	(25)
Provision for credit losses	5	11	(6)	(55)

	265	349	(84)	(24)
Operating expenses	206	255	(49)	(19)

Income before income tax expense	59	94	(35)	(37)
Income tax expense	24	27	(3)	(11)

Net income	$35	$67	$(32)	(48)

Revenues were lower by $28 million and $80 million for the third quarter and first nine months of 2008, respectively, and operating expenses were lower by $25 million and $73 million for the third quarter and first nine months of 2008, respectively, due to the sale of the WTAS business at December 31, 2007.

Net interest income for the third quarter and first nine months of 2008 was lower than the same 2007 periods primarily as a result of narrowing interest rate spreads due to declining market rates. This was partially offset by increased interest income due to higher loan and deposit balances.

Excluding the impact of the WTAS business, other revenues in the third quarter of 2008 were lower, primarily due to losses of approximately $6 million related to the commitment to repurchase Auction Rate Securities from customers. Partially offsetting this were higher commission and fee revenues from managed products, derivatives, annuity products and domestic custody fees.

Provision for credit losses in the third quarter of 2008 increased as compared to the same 2007 period as a result of worsening economic conditions. Provision in the first nine months of 2008 is lower compared to the first nine months of 2007 largely due to a provision on a specific client relationship during the first quarter of 2007.

Operating expenses excluding the impact of the WTAS business increased during both periods as a result of higher staff costs to expand the services provided to high net worth domestic and foreign clients, higher FDIC assessment fees and an operational loss of approximately $6 million related to a specific domestic client relationship.

Other

          Overview

The Other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued and an equity investment in HSBC Private Bank (Suisse) S.A. HUSI is currently evaluating whether it will retain this investment or transfer it to another HSBC affiliate.

          Operating Results

The following table summarizes results for the Other segment.

			Increase (Decrease)

	2008	2007	Amount	%

($ in millions)
Three months ended September 30
Net interest loss	$—	$(4)	$4	100
Other revenues	181	150	31	21

Total revenues	181	146	35	24
Provision for credit losses	—	—	—	—

	181	146	35	24
Operating expenses	—	4	(4)	(100)

Income before income tax expense	181	142	39	27
Income tax expense	57	51	6	12

Net income	$124	$91	$33	36

Nine months ended September 30
Net interest loss	$(3)	$(9)	$6	67
Other revenues	261	90	171	190

Total revenues	258	81	177	*
Provision for credit losses	—	1	(1)	(100)

	258	80	178	*
Operating expenses	—	5	(5)	(100)

Income before income tax expense	258	75	183	*
Income tax expense	86	23	63	*

Net income	$172	$52	$120	*

* Not meaningful.

The increase in other revenues for the third quarter and first nine months of 2008 as compared to the same 2007 period primarily resulted from decreases in the fair value of certain debt instruments to which fair value option accounting is applied, due to widening credit spreads.

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

HUSI’s approach toward credit risk management is summarized on pages 77-78 of its 2007 Form 10-K. There have been no material revisions to policies or methodologies during the third quarter of 2008, although the company continues to monitor current market conditions and will adjust credit policies as deemed necessary.

Overview

The allowance for credit losses increased $263 million (15%) and increased $645 million (46%) during the three month and nine month periods ended September 30, 2008, respectively. Allowance for credit losses balances and activity, by loan portfolio, are summarized on page 76 of this Form 10-Q.

The provision for credit losses increased $256 million (64%) for the third quarter of 2008, and increased $891 million (102%) for the first nine months of 2008 as compared with the same 2007 periods. The provision for credit losses associated with various loan portfolios is presented in the “Results of Operations” section of this Form 10-Q under the caption “Provision for Credit Losses”.

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

		Increase from

		December 31, 2007		September 30, 2007
	September 30,
Balance at	2008	Amount	%	Amount	%

($ in millions)
Special mention (1):
Commercial loans	$3,393	$991	41	$1,692	99
Substandard (2):
Commercial loans	1,329	704	113	709	114
Consumer loans	1,059	197	23	178	20

	2,388	901	61	887	59

Doubtful (3):
Commercial loans	65	39	150	38	141

Total	$5,846	$1,931	49	$2,617	81

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

Allowance for Credit Losses

Changes in the allowance for credit losses by general loan categories are summarized in the following table.

Quarter ended	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007

($ in millions)
Total loans at quarter end (1)	$88,286	$86,121	$87,918	$90,556	$86,243
Average total loans (1)	86,485	87,271	87,708	86,859	84,423

Allowance balance at beginning of quarter	$1,796	$1,583	$1,414	$1,058	$902

Transferred reserve	21	(21)	—	—	—

Charge offs:
Commercial	59	37	31	42	35
Consumer:
Residential mortgages	63	54	40	30	14
Credit card receivables	327	325	296	260	226
Other consumer loans	30	27	35	34	30

Total consumer loans	420	406	371	324	270

Total charge offs	479	443	402	366	305

Recoveries on loans charged off:
Commercial	7	12	6	8	6
Consumer:
Residential mortgages	—	—	1	—	—
Credit card receivables	50	52	56	55	44
Other consumer loans	6	7	10	8	9

Total consumer loans	56	59	67	63	53

Total recoveries	63	71	73	71	59

Total net charge offs	416	372	329	295	246

Provision charged to income	658	606	498	651	402

Allowance balance at end of quarter	$2,059	$1,796	$1,583	$1,414	$1,058

Allowance ratios:
Annualized net charge offs to average loans (1):
Commercial	.54%	.27%	.29%	.40%	.37%
Consumer:
Residential mortgages	.90	.72	.49	.36	.17
Credit card receivables	6.04	6.08	5.20	4.43	4.09
Other consumer loans	4.41	3.59	4.31	4.95	3.92

Total consumer	3.01	2.76	2.30	1.95	1.62

Total loans	1.91%	1.71%	1.51%	1.35%	1.16%

Quarter-end allowance to:
Quarter-end total loans (1)	2.33%	2.09%	1.80%	1.56%	1.23%
Quarter-end total nonaccruing loans (1)	297.54%	270.48%	255.74%	308.06%	269.21%

(1)	Net of loans held for sale.

Changes in the allowance for credit losses by general loan categories are summarized in the following tables.

Three months ended September 30	Commercial	Residential Mortgage	Credit Card	Other Consumer	Total

2008
Balance at beginning of period	$391	$236	$1,108	$61	$1,796

Transferred reserve	—	—	21	—	21

Charge offs	59	63	327	30	479

Recoveries	7	—	50	6	63

Net charge offs	52	63	277	24	416

Provision charged to income	124	104	403	27	658

Balance at end of period	$463	$277	$1,255	$64	$2,059

2007
Balance at beginning of period	$223	$30	$600	$49	$902

Charge offs	35	14	226	30	305

Recoveries	6	—	44	9	59

Net charge offs	29	14	182	21	246

Provision charged to income	57	24	296	25	402

Balance at end of period	$251	$40	$714	$53	$1,058

Nine months ended September 30	Commercial	Residential Mortgage	Credit Card	Other Consumer	Total

2008
Balance at beginning of period	$300	$88	$963	$63	$1,414

Transferred reserve	—	—	—	—	—

Charge offs	127	157	948	92	1,324

Recoveries	25	1	158	23	207

Net charge offs	102	156	790	69	1,117

Provision charged to income	265	345	1,082	70	1,762

Balance at end of period	$463	$277	$1,255	$64	$2,059

2007
Balance at beginning of period	$214	$31	$598	$54	$897

Charge offs	105	40	667	91	903

Recoveries	20	1	142	30	193

Net charge offs	85	39	525	61	710

Provision charged to income	122	48	641	60	871

Balance at end of period	$251	$40	$714	$53	$1,058

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses, as well as movements in comparison with prior periods, are summarized in the following table.

		Increase from

		December 31, 2007		September 30, 2007
	September 30, 2008
		Amount	%	Amount	%

($ in millions)
On-balance sheet allowance:
Specific	$42	$27	180	$24	133
Collective	381	116	44	162	74

	423	143	51	186	78
Unallocated	40	20	100	26	186

Total on-balance sheet allowance	463	163	54	212	84

Off-balance sheet allowance	145	42	41	52	56

Total commercial allowances	$608	$205	51	$264	77

Higher commercial loan allowance from December 31, 2007 to September 30, 2008 resulted mainly from higher criticized loan balances caused by downgrades in financial institution counterparties as well as real estate and middle market customers. The downgrades resulted in part from changes in financial conditions of specific customers within these portfolios. Total nonaccruing commercial loans remain low as a percentage of total commercial loans. Based upon evaluation of the repayment capacity of the obligors, including support from adequately margined collateral, performance on guarantees, and other mitigating factors, impairment is modestly higher at September 30, 2008 as compared with prior reporting periods, and is adequately reflected in the allowances for specific and collective impairment.

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

Any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses. For example, HUSI management is monitoring the U.S. housing market, interest rates, consumer spending, consumer confidence, high energy prices and other industry trends which could potentially lead to a further deceleration of U.S. economic activity.

Credit Card Receivable Credit Quality

Credit card receivables are primarily private label receivables acquired from HSBC Finance Corporation. Receivables included in the private label credit card portfolio are generally maintained in accruing status until being charged off six months after delinquency. Selected credit quality data for credit card receivables is summarized in the following table.

	September 30, 2008	December 31, 2007	September 30, 2007

($ in millions)
Two months and over contractual delinquencies:
Total for the quarter ended	$730	$667	$583
As a percent of total credit card receivables	3.99%	3.47%	3.26%

Accruing balances contractually past due 90 days or more:
Balance at end of quarter	$480	$432	$357
As a percent of total credit card receivables	2.62%	2.24%	2.00%

Allowance for credit losses associated with credit card receivables:
Balance at end of quarter	$1,255	$963	$714
As a percent of total credit card receivables	6.85%	5.00%	3.99%

Net charge offs of credit card receivables:
Total for the quarter ended	$277	$205	$182
Annualized net charge offs as a percent of average credit card receivables	6.04%	4.43%	4.09%

The allowance for credit losses associated with credit card receivables increased $147 million (13%) during the third quarter of 2008 and $292 million (30%) during the first nine months of 2008. Net charge off and provision activity was higher during the first nine months of 2008 as compared to 2007 primarily due to higher delinquencies within these portfolios due in part to higher levels of personal bankruptcy filings, lower recoveries on previously charged off balances and the impact of a weakening U.S. economy, which have resulted in a higher collective allowance balance. Underwriting criteria is continually being reviewed and will be modified as necessary based on the current economic environment.

Residential Mortgage Loan Credit Quality

The allowance for credit losses associated with residential mortgage loans increased $41 million (17%) during the third quarter of 2008 and $189 million (215%) during the first nine months of 2008. The increase in the allowance for credit losses related to residential mortgage loans in both periods was related to increased delinquencies and charge offs in the portfolio of higher quality nonconforming residential mortgage loans which HUSI purchased from HSBC Finance Corporation and within the Home Equity Line of Credit (HELOC) and the Home Equity Loan portfolios which increased markedly in the third quarter of 2008 primarily due to deteriorating conditions in the housing markets. Also contributing to this increase to a lesser extent was HUSI’s prime residential first mortgage loans which continued to worsen in the third quarter of 2008.

	September 30, 2008	December 31, 2007	September 30, 2007

($ in millions)
One month and over contractual delinquency:
Total for the quarter ended	$696	$696	$738
As a percent of total residential mortgages	2.40%	1.97%	2.01%

Nonaccruing:
Balance at end of quarter	$920	$640	$512
As a percent of total residential mortgages	3.18%	1.81%	1.39%

Allowance for credit losses associated with residential mortgages:
Balance at end of quarter	$277	$88	$40
As a percent of total residential mortgages	1.03%	.27%	.12%

Net charge offs of residential mortgages:
Total for the quarter ended	$63	$30	$14
Annualized net charge offs as a percent of average residential mortgages	.90%	.36%	.17%

Additional disclosures regarding certain risk concentrations inherent within the residential mortgage loan portfolio are presented in the “Risk Management” section of this Form 10-Q under the caption “Concentrations of Risk Inherent in Loan Portfolios”.

Reserve for Off-Balance Sheet Exposures

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $152 million, $105 million and $93 million at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The related provision is recorded as a miscellaneous expense in the “Operating Expense” section of this Form 10-Q. Off-balance sheet exposures are summarized in the “Off-Balance Sheet Arrangements” section of this Form 10-Q.

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

The total risk in a derivative contract is a function of a number of variables, such as:

•	volatility of interest rates, currencies, equity or corporate reference entity used as the basis for determining contract payments;

•	current market events or trends;

•	maturity and liquidity of contracts;

•	credit worthiness of the counterparties in the transaction;

•	the existence of a master netting agreement among the counterparties; and

•	existence and value of collateral received from counterparties to secure exposures.

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

The following table shows net credit exposure on derivative contracts. Risk-based capital guidelines recognize that bilateral netting agreements reduce credit risk and therefore allow for reductions of risk-weighted assets when netting requirements have been met. Therefore, risk-weighted amounts for regulatory capital purposes are a fraction of the original gross exposures.

	September 30, 2008	December 31, 2007

(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$115,316	$78,115
Less: collateral held against exposure	(3,932)	(5,148)

Net credit risk exposure	$111,384	$72,967

HUSI entered into basis trades to monetize the basis difference between a bond and a credit default swap (CDS). In a basis trade, HUSI subscribes floating rate investment grade mortgage backed or asset backed securities and contemporaneously buys credit protection from monoline insurers for a premium. The sponsoring monoline provides financial protection to HUSI if there is a credit event. When the bond spread is higher than the CDS spread, the basis is “negative” and the trade is described as a negative basis trade. The monolines typically do not post collateral. As of September 30, 2008, HUSI had approximately $2,058 million of exposure for CDS under the negative basis arrangements with monolines.

Due to downgrades in HUSI’s internal credit ratings of monoline insurance companies (refer to Credit Risk Management beginning on page 77 of HUSI’s 2007 Form 10-K for additional commentary relating to HUSI’s credit rating system), fair value adjustments have been recorded against counterparty credit exposures. HUSI recorded fair value adjustments on these contracts of approximately $155 million in the third quarter of 2008 and $957 million in the first nine months of 2008, which reflects the decreased credit quality of these entities and concerns over their ability to perform at September 30, 2008.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. HUSI manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. HUSI also manages the market risk associated with trading derivatives through hedging strategies that correlate the rates, price and spread movements. HUSI measures this risk daily by using Value at Risk (VAR) and other methodologies (refer to commentary regarding Value at Risk (VAR), beginning on page 98 of this Form 10-Q).

Notional values of derivative contracts are summarized in the following table.

	September 30, 2008	December 31, 2007

(in millions)
Interest rate:
Futures and forwards	$144,674	$96,077
Swaps	1,719,194	1,874,340
Options written	122,877	97,198
Options purchased	123,995	102,015

	2,110,740	2,169,630

Foreign exchange:
Swaps, futures and forwards	676,022	534,988
Options written	55,276	87,730
Options purchased	54,295	86,350
Spot	76,457	39,963

	862,050	749,031

Commodities, equities and precious metals:
Swaps, futures and forwards	46,660	49,080
Options written	17,910	19,394
Options purchased	17,136	18,730

	81,706	87,204

Credit derivatives	1,152,862	1,252,337

Total	$4,207,358	$4,258,202

The total notional amounts in the table above relate primarily to HUSI’s trading activities. Notional amounts included in the table related to non-trading fair value, cash flow and economic hedging activities was $17 billion and $15 billion at September 30, 2008 and December 31, 2007, respectively.

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

FAIR VALUE

On January 1, 2008, HUSI adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). As a result, HUSI recorded a total after-tax cumulative effect adjustment of $113 million as an increase to the opening balance of retained earnings as of January 1, 2008. The transition adjustment to the opening balance of retained earnings as of January 1, 2008 included (a) a $36 million release of unamortized deferred profit upon adoption of SFAS 157 and (b) $77 million from the application of the fair value option to certain own debt issuances under SFAS 159.

SFAS 157 requires HUSI to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of own credit risk accounted for a decrease of $175 million and $282 million in the fair value of financial liabilities for the three month and nine month periods ended September 30, 2008, respectively.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the nine months ended September 30, 2008 should not be considered indicative of the results for any future period.

Control Over Valuation Process and Procedures

HUSI has established a control framework designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with Finance. Finance establishes policies and procedures to ensure appropriate valuations. For fair values determined by reference to external quotations on the identical or similar assets or liabilities, an independent price validation process is utilized. For price validation purposes, HUSI obtains at least two quotations from independent pricing sources for each financial instrument, where possible. HUSI considers the following factors in determining fair values:

•	similarities between the asset or the liability under consideration and the asset or liability for which quotation is received;

•	consistency among different pricing sources;

•	the valuation approach and the methodologies used by the independent pricing sources in determining fair value;

•	the elapsed time between the date to which the market data relates and the measurement date; and

•	the manner in which the fair value information is sourced.

Greater weight is given to quotations of instruments with recent market transactions, pricing quotes from dealers who stand ready to transact, quotations provided by market-makers who originally structured such instruments, and market consensus pricing based on inputs from a large number of participants. Any significant discrepancies among the external quotations are reviewed by management and adjustments to fair values are recorded where appropriate.

For fair values determined by using internal valuation techniques, valuation models and inputs are developed by the business and are reviewed, validated and approved by the Derivative Model Review Group (DMRG) or other independent valuation control teams within Finance. Any subsequent changes are reviewed and approved by the Valuation Committee which is comprised of representatives from the business and various control groups. Where available, HUSI also participates in pricing surveys administered by external pricing services to validate its valuation models and the model inputs. The fair values of the majority of financial assets and liabilities are determined using well developed valuation models based on observable market inputs. The fair value measurements of these assets and liabilities require little or no judgment. However, certain assets and liabilities are valued based on proprietary valuation models that use one or more significant unobservable inputs and management’s judgment is required to determine the appropriate level of adjustments to the fair value to address model and input uncertainty. Any material adjustments to the fair values are reported to management.

Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy structure that prioritizes the inputs to valuation techniques used to determine the fair value of an asset or liability. SFAS 157 distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants’ assumptions. It emphasizes the use of valuation methodologies that maximize market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment. HUSI considers the following factors in developing the fair value hierarchy:

•	whether the asset or liability is transacted in an active market with a quoted market price that is readily available;

•	the level of bid-ask spreads;

•	a lack of pricing transparency due to, among other things, the complexity of the product structure and market liquidity;

•	whether only a few transactions are observed over a significant period of time;

•	whether the pricing quotations vary substantially among independent pricing services;

•	whether the inputs to the valuation techniques can be derived from or corroborated with market data; and

•	whether significant adjustments are made to the observed pricing information or model output to determine the fair value.

Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for the identical assets or liabilities. HUSI classifies a financial instrument as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the over-the-counter (OTC) market where transactions occur with sufficient frequency and volume. HUSI regards financial instruments such as equity securities and derivative contracts listed on the primary exchanges of a country to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury or by other foreign governments.

Level 2 inputs are inputs that are observable either directly or indirectly but do not qualify as Level 1 inputs. HUSI classifies certain OTC derivative contracts, asset-backed and mortgage-backed securities, corporate debt and preferred securities, leveraged loans and collateralized mortgage obligations, which are not traded in active markets, as Level 2 measurements. Where possible, HUSI will obtain at least two quotations from independent sources based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. Where significant differences arise among the independent pricing quotes and the internally determined fair value, HUSI will investigate and reconcile the differences. If the investigation results in a significant adjustment (e.g., over 10%) to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, HUSI observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument. Most of the Level 2 asset-backed and mortgage-backed securities have credit ratings of AA or above.

Level 2 derivative instruments are generally valued based on discounted future cash flows or an option pricing model adjusted for the counterparty credit risk and market liquidity. The fair value of certain structured derivative products are determined using valuation techniques based on inputs derived from observable benchmark index tranches traded in the OTC market. HUSI has applied appropriate control processes and procedures to ensure that the derived inputs are applied to value only those instruments that share similar risks to the relevant benchmark indices and therefore demonstrate a similar response to market factors. In addition, HUSI has established validation processes, which include participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. HUSI develops Level 3 inputs based on the best information available in the circumstances. As of September 30, 2008, HUSI had the following Level 3 instruments: collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage whole loans, mortgage servicing rights, and total return swaps referenced to illiquid assets of less desirable credit quality.

Level 3 Measurements

The following table indicates that Level 3 assets were 6.1% of the total assets measured at fair value as of September 30, 2008. Level 3 liabilities as a percentage of the total liabilities measured at fair value were 1.9% as of September 30, 2008.

September 30, 2008

($ in millions)
Level 3 assets (1), (2)	$8,550
Total assets measured at fair value (3)	140,330

Level 3 liabilities	2,000
Total liabilities measured at fair value (1)	106,794

Level 3 assets as a percent of total assets measured at fair value	6.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	1.9%

(1)	Presented without FIN 39, “Offsetting of Amounts Relating to Certain Contracts,” netting.

(2)	Includes $6,956 million of recurring Level 3 assets and $1,594 million of non-recurring Level 3 assets.

(3)	Includes $138,554 million of assets measured on a recurring basis and $1,776 million of assets measured on a non-recurring basis.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk

HUSI entered into credit default swaps with monoline insurers to hedge its credit exposure in certain asset-backed securities and synthetic CDOs. The creditworthiness of the monoline insurers has deteriorated significantly since 2007. As a result, HUSI made a $155 million and $957 million negative credit risk adjustment to the fair value of the credit default swap contracts which is reflected in trading (losses) revenues for the three month and nine month periods ended September 30, 2008, respectively. This included the effect from the settlement of certain credit default swaps with one of the monoline insurers. As of September 30, 2008, these credit default swap contracts had a fair value of $2,058 million and HUSI has recorded a cumulative credit adjustment reserve of $985 million against its monoline exposure.

Loans

As of September 30, 2008, HUSI classified $1,505 million of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on its assessment, HUSI recorded a loss of $86 million and $333 million for such mortgage loans in the three month and nine month periods ended September 30, 2008, respectively. The changes in fair value are recorded as other revenues in the consolidated statement of (loss) income.

HUSI holds certain leveraged loans, revolvers and commercial loans for which it elected fair value accounting under SFAS 159. These leveraged loans, revolvers and commercial loans had a total fair value of $1,257 million ($1,445 million notional principal) as of September 30, 2008 of which $268 million was classified as Level 3 assets. HUSI is also committed to fund $102 million of leveraged loans as of September 30, 2008. During the three month and nine month periods ended September 30, 2008, HUSI recorded a loss of $11 million and $75 million, respectively, in relation to these loans classified as Level 3 assets due to the widening of credit spreads. The gains or losses are recorded as other revenues in the consolidated statement of (loss) income.

Material Transfers Into (Out of) Level 3 Measurements

For the Three Month Period Ended September 30, 2008

During the quarter, the Company terminated certain emerging market first-to-default derivative contracts and structured notes. As a result, the Level 3 measurement has declined by $235 million in the third quarter of 2008. In addition, HUSI also terminated certain Level 3 credit derivative contracts and reduced its fair value exposure by $147 million in the third quarter.

For the Nine Month Period Ended September 30, 2008

HUSI transferred $1,842 million of Leveraged Super Senior (LSS) credit derivatives from the Level 2 into the Level 3 category in the fair value hierarchy during the nine months ended September 30, 2008. The valuation of these credit derivatives is affected by the “gap risk” - the possibility that the collateral posted will not be sufficient to cover the replacement cost if the trade is unwound when the counterparty fails to meet its collateral call. HUSI uses an internal valuation technique to value the gap risk. The key unobservable inputs include correlations and the volatility of the credit spreads of the reference credits. As a risk management practice, HUSI hedges the credit risk in its credit derivative portfolio on a macro basis. The hedges have been classified as Level 2 measurements in the fair value hierarchy and as such, the gain from these Level 3 credit derivatives is presented without the offsetting effect from the hedges. HUSI terminated certain LSS credit derivatives in the third quarter and reduced its fair value exposure to $1,559 million as of September 30, 2008.

HUSI owned senior classes of debt securities issued by certain CDO and CLO structures. HUSI purchased credit protection in the form of credit default swaps from monoline insurers to hedge the exposure in these financial assets (refer to the section “Credit and Market Risks Associated Derivative Contracts” on page 79 of this Form 10-Q). The CDO securities are ultimately collateralized by various asset classes such as residential and commercial mortgages and corporate debt. The CLO securities are primarily collateralized by corporate leveraged loans. Because of the protection purchased through credit default swaps with monoline insurers, HUSI is exposed to the credit risk of the monoline insurers in respect of these instruments. While these CDO and CLO securities were rated AAA by the rating agencies upon issuance as they were designed to be well protected by the subordinated positions in the structure, the fair value of the subordinated positions has declined during the recent credit crisis which has reduced the level of protection provided to the senior tranches. Due to the market  illiquidity and the significant degree of subjectivity involved in determining the fair value, HUSI transferred the CDO and CLO securities held and those total return swaps referenced to similar CDO and CLO securities from Level 2 to Level 3 during the nine month period ended September 30, 2008. As of September 30, 2008, HUSI had $786 million of CDO and CLO securities and $610 million of total return swaps referenced to CDO and CLO securities classified as Level 3 assets in the fair value hierarchy.

HUSI transferred certain first-to-default derivatives and structured notes originated by its Emerging Market (EM) business from the Level 2 to Level 3 category during the nine month period ended September 30, 2008. A first-to-default credit derivative contains a basket of securities as referenced credits and the contract is terminated when any of the underlying securities is in default. The default correlations among the referenced securities are not observable and as such, the assets and liabilities are classified as Level 3 measurements. Level 3 EM structured credit assets and liabilities have decreased by $107 million and $128 million during the three month and nine month periods ended September 30, 2008, respectively, as HUSI terminated certain derivative contracts and structured notes during the third quarter of 2008.

Valuation Techniques for Major Assets and Liabilities

Loans

HUSI measures certain leveraged loans and revolvers held for sale and certain EM commercial loans at fair value. Where available, market consensus pricing obtained from independent sources are used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, HUSI takes into consideration (a) the number of participants submitting pricing information, (b) the range of pricing information and distribution, (c) the methodology applied by the pricing services to cleanse the data, and (d) market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for management’s estimates of defaults and recoveries, discounted at the rate that would be required by market participants under current market conditions. HUSI also considers the specific loan characteristics and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

Residential Mortgage Whole Loans Held for Sale

Certain U.S. subprime whole loans are classified as held for sale and are accounted for at lower of cost or fair value. The fair value of these residential mortgage loans is below their amortized cost. The fair value of these loans is determined based on the valuations of mortgage-backed securities that would be observed in a hypothetical securitization. HUSI makes adjustments to the valuation for, among other things, the probability the securitization will not occur, dissimilarity in the underlying collateral, market and product liquidity and the direct transaction costs to convert mortgage loans into securities. During the recent market turmoil, pricing information on mortgage related assets became less available. In an inactive market where securitizations of mortgage whole loans may not regularly occur, HUSI will utilize alternative market information referenced to different exit markets to determine or validate the fair value of the mortgage whole loans. The determination of fair value for mortgage whole loans requires use of significant judgment and takes into account factors such as the locations of the collateral, the loan-to-value ratio, the estimated rate and timing of delinquency, the probability of foreclosure and loss severity if foreclosure does occur. Greater weight is given to information that is considered to be more relevant and reliable.

Debt and Equity Securities

Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible.

The fair value measurements for mortgage-backed securities and other asset-backed securities are primarily determined or validated by inputs obtained from independent pricing sources taking into account differences in the characteristics and the performance of the underlying collateral. HUSI will determine whether adjustments to the observable input are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing sources.

During the recent credit crisis, the valuation for certain mortgage-backed and asset-backed securities has become less transparent. For these securities, HUSI used internally developed valuation techniques to validate the pricing information obtained from independent pricing sources. The internal valuations use model inputs derived from observable market data as well as unobservable inputs including probability of default and loss severity based on the collateral types and the performance assumptions of the collateral. To ensure that the valuation presented is appropriate, HUSI also compares the valuation output to the hypothetical estimates based on the relevant market indices as inputs.

The following tables summarize the types and credit quality of the assets underlying HUSI’s asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of September 30, 2008:

Asset-backed securities backed by consumer finance collateral:

Credit quality of collateral:		Total	Prime		Alt-A		Sub-prime

Year of issuance:			Prior to 2006	2006/ 2007	Prior to 2006	2006/ 2007	Prior to 2006	2006/ 2007

(in millions)
Rating of securities:	Collateral type:
AAA	Home equity loans	$908	$—	$—	$136	$356	$416	$—
	Auto loans	122	—	—	68	51	3	—
	Student loans	26	—	—	26	—	—	—
	Consumer loans	1	—	—	—	—	1	—
	Residential mortgages	1,841	64	—	1,054	723	—	—
	Commercial mortgages	887	—	—	46	841	—	—
	Not specified	70	—	1	56	13	—	—

	Total AAA	3,855	64	1	1,386	1,984	420	—

AA	Home equity loans	372	—	—	66	302	4	—
	Consumer loans	2	—	—	2	—	—	—
	Residential mortgages	102	—	—	—	102	—	—

	Total AA	476	—	—	68	404	4	—

A	Total A	—	—	—	—	—	—	—

BBB	Home equity loans	26	1	—	6	19	—	—
	Auto loans	1	—	—	1	—	—	—

	Total BBB	27	1	—	7	19	—	—

BB	Home equity loans	69	—	—	69	—	—	—
	Residential mortgages	12	—	—	—	12	—	—

	Total BB	81	—	—	69	12	—	—

Unrated	Residential mortgages	4	—	—	4	—	—	—

		$4,443	$65	$1	$1,534	$2,419	$424	$—

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:				A or Higher	BBB	BB/B	CCC	Unrated

Rating of securities:	Collateral type:
AAA	Corporate loans	$377		$—	$146	$231	$—	$—
	Commercial mortgages	191		—	—	191	—	—
	Trust preferred	159		—	136	23	—	—
	Aircraft leasing	59		—	—	—	—	59

		786		$—	$282	$445	$—	$59

	Total asset-backed securities	$5,229

Derivatives

Derivatives traded on an exchange are valued using quoted prices. OTC derivatives, which comprise a majority of derivative contract positions, are valued using valuation techniques. Valuation models calculate the present value of expected future cash flows based on “no arbitrage” principles. The fair value for the majority of HUSI’s derivative instruments are determined based on internally developed models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. For complex or long-dated derivative products where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about, among other things, the timing of cash flows and credit spreads. The fair value of certain structured credit and structured equity derivative products are sensitive to unobservable inputs such as default correlations and volatilities. These estimates are susceptible to significant change in future periods as market conditions change.

The company may adjust valuations derived using the methods described above in order to ensure that those values represent appropriate estimates of fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as market liquidity and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties. Finally, other transaction specific factors such as the variety of valuation models available, the range of unobservable model inputs and other model assumptions can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

HUSI considers counterparty credit risk in determining the fair value of a financial asset. SFAS 157 specifies that the fair value of a liability should reflect the entity’s non-performance risk and accordingly, HUSI has factored the effect of its own credit risk (spread) into the determination of the fair value of its financial liabilities, including derivative instruments. In estimating the credit risk adjustment to the derivative assets and liabilities, HUSI takes into account the impact of netting and/or collateral arrangements that are designed to mitigate counterparty credit risk. Since HSBC is one of the sixteen contributor members setting the U.S. Dollar interbank borrowing rate, the US Dollar Libor, in general, reflects the creditworthiness of the contributing members, including HSBC. HUSI continuously monitors and reviews the relative credit risks of the contributing members to determine whether Libor appropriately reflects HUSI’s credit risk and whether any adjustments to fair value of the derivative liability positions are warranted.

Where relevant, a liquidity adjustment is applied to determine the measurement of an asset or liability that is required to be reported at fair value. Assessing the appropriate level of liquidity adjustment requires use of significant management judgments which is often affected by, among other things, the product type, transaction-specific characteristics and the level of liquidity for the product or in the market.

Long-Term Debt and Structured Notes

Certain structured notes and long-term deposits were elected to be measured at fair value under SFAS 159. For valuation purposes, HUSI takes into account any derivative features embedded in the structured notes and structured deposits. Cash flows are discounted using the appropriate interest rate for the applicable duration of the instrument adjusted for the credit risk (spread) of HUSI. The credit spreads applied to these instruments are derived from the spreads at which HUSI would issue similar structured notes as of the measurement date. The observed market spreads for structured notes and the long-term deposits are generally lower than the credit spreads observed for plain vanilla debt or in the credit default swap market.

HUSI’s own debt issuances for which the fair value option has been elected are traded in the OTC market. Where available, the fair value of HUSI’s own debt issuances is determined based on observed prices for the specific instrument. The observed market price of these instruments reflects the effect of the appropriate credit spread of HUSI.

Valuation Adjustments

Due to judgment being more significant in determining the fair value of Level 3 instruments, HUSI considers additional factors for Level 3 instruments that may not be considered for Level 1 and Level 2 valuations and records additional valuation adjustments as a result of these considerations. Some of the valuation adjustments are:

•

Credit risk adjustment: an adjustment to reflect the creditworthiness of the counterparty for OTC products where the market parameters may not be indicative of the creditworthiness of the counterparty. For derivative instruments, the market price implies parties to the transaction have credit ratings equivalent to AA. Therefore, HUSI will make an appropriate credit risk adjustment to reflect the counterparty credit risk if different from an AA credit rating. For non-derivative instruments measured at fair value, the credit risk adjustment is calculated based on HUSI’s internal rating-based credit assessment system taking into consideration relevant market based data.

•

Market data/model uncertainty: an adjustment to reflect uncertainties in the fair value measurements determined based on unobservable market data inputs. Since one or more significant parameters may be unobservable and must be estimated, the resultant fair value estimates have inherent measurement risk. In addition, the values derived from valuation techniques are affected by the choice of valuation model. When different valuation techniques are available, the choice of valuation model can be subjective and in those cases, an additional valuation adjustment is applied to mitigate the potential risk of measurement error. In most cases, HUSI performs tests on key unobservable parameters to estimate the fair value adjustment amounts.

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When HUSI performs a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $400 million or a decrease of the overall fair value measurement of approximately $600 million as of September 30, 2008. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

The following table presents total contractual amounts and maturity information related to HUSI’s off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default and as a result, HUSI believes that the contractual amount is not representative of the actual future credit exposure or funding requirements. Descriptions of the various arrangements follow the table.

The following table provides maturity information related to off-balance sheet arrangements. Descriptions of these arrangements are found on pages 70-74 of HUSI’s 2007 Form 10-K.

	Balance at September 30, 2008

	One Year or Less	Over One Through Five Years	Over Five Years	Total	Balance at December 31, 2007

(in millions)
Standby letters of credit, net of participations (1)	$6,193	$2,671	$185	$9,049	$9,021
Commercial letters of credit	1,001	49	2	1,052	934
Credit derivatives considered guarantees (2)	29,711	401,655	161,771	593,137	650,243
Other commitments to extend credit:
Commercial	26,468	31,573	1,585	59,626	59,041
Consumer	9,549	—	—	9,549	10,053

Total	$72,922	$435,948	$163,543	$672,413	$729,292

(1)	Includes $766 million and $598 million issued for the benefit of HSBC affiliates at September 30, 2008 and December 31, 2007, respectively.

(2)	Includes $116,697 million and $98,250 million issued for the benefit of HSBC affiliates at September 30, 2008 and December 31, 2007, respectively.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $28 million and $25 million at September 30, 2008 and December 31, 2007, respectively. Fees are recognized ratably over the term of the standby letters of credit. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $33 million and $27 million at September 30, 2008 and December 31, 2007, respectively.

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

During the third quarter of 2008, HUSI amended the terms of a liquidity facility with respect to a $441 million notional transaction funded through an HSBC sponsored multi-seller conduit. Due to the ratings downgrade of the monoline insurance company which provides credit insurance to this individual transaction, HUSI amended the terms of the agreement, changing it from a partially supporting liquidity facility to a fully supporting liquidity facility.

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

The tables below present information on HUSI’s liquidity facilities with ABCP conduits at September 30, 2008 excluding facilities with certain multi-seller ABCP conduits that are subject to agreements affecting HUSI’s obligations and which are separately discussed in the commentary following the tables. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases HUSI could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that HUSI suffers a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, HUSI believes that this measure significantly overstates its expected loss exposure.

		Conduit Assets (1)		Conduit Funding (1)

September 30, 2008	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)

($ in millions)
HSBC affiliate sponsored (multi-seller)	$11,536	$6,053	32	$7,114	25
Third-party sponsored (single-seller)	932	23,962	41	9,318	19

Total	$12,468	$30,015		$16,432

(1)

For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by HUSI’s liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

		Average Credit Quality (1)
	Average Asset Mix
September 30, 2008		Aaa	Aa	A

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	37%	52%		48%
Credit card receivables	19	43		57
Trade receivables	16	25	22%	53
Other securities	11		31	69
Capital calls	7			100
Auto dealer floor plan loans	5	100
Collateralized debt obligations	3	100
Consumer loans	2			100

Total	100%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	89%	98%	2%
Loans and trade receivables:
Auto loans and leases	11			100%

Total	100%

(1)	Credit quality is based on Standard and Poor’s ratings at September 30, 2008 except for loans and trade receivables held by single-seller conduits, which are based on HUSI’s internal ratings.

HUSI receives fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to HUSI’s normal underwriting and risk management processes.

During the second half of 2007, asset backed commercial paper markets experienced a decline in liquidity as concerns surrounding U.S. sub-prime residential mortgages spilled over into other credit markets. As a result, issuers of asset backed commercial paper found it increasingly difficult to refinance maturing commercial paper and many found it necessary to draw on liquidity facilities or obtain additional support in other forms. None of the ABCP conduits included in the tables above drew on the liquidity facilities provided by HUSI during 2007 or during the first nine months of 2008. In 2007, HUSI also provided support to several HSBC affiliate sponsored ABCP conduits by purchasing up to $1.16 billion of A-1/P-1 rated commercial paper issued by them. During the third quarter of 2008, HUSI has continued to provide support to these conduits by purchasing ABCP. As of September 30, 2008, approximately $1.7 billion ABCP was held.

As noted, the tables do not include information on liquidity facilities that HUSI has provided to certain multi-seller ABCP conduits that have been subject to agreements affecting HUSI’s contractual obligations under the facilities. As a result of difficulties in the asset backed commercial paper markets, HUSI entered into various agreements during the second half of 2007 that modified its obligations with respect to these facilities. Under one of these agreements, known as the Montreal Accord, the adhering parties agreed not to trade, trigger default provisions, pursue liquidity or collateral calls, or exercise security rights over assets held by the covered conduits while they worked to restructure outstanding commercial paper into longer-term securities. A restructuring proposal was approved by ABCP noteholders during the second quarter of 2008 and endorsed by the Canadian justice system during the third quarter of 2008. It is anticipated that the restructuring plan will be formally executed during the fourth quarter of 2008. As part of the restructuring, HUSI intends to provide a Margin Funding Facility to a new Master Conduit Vehicle.

Separately, HUSI agreed to purchase and hold a specified amount of commercial paper issued by certain conduits covered by HUSI liquidity facilities, all of which was repaid in the first quarter of 2008. While the parties to these arrangements also agreed not to trigger defaults, make liquidity calls, or exercise security rights, the sponsors of these conduits agreed to meet certain collateral calls made by HUSI. These conduits’ liabilities were formally restructured during the second quarter of 2008, with the outstanding ABCP converted into longer term securities. As part of the restructuring, HUSI agreed to hold $282 million of the longer term securities and to provide a $94 million Margin Funding Facility. As of September 30, 2008, approximately $21 million of the Margin Funding Facility was drawn.

As of September 30, 2008, other than the $94 million Margin Funding Facility referenced above, HUSI no longer has outstanding liquidity facilities to ABCP conduits subject to the Montreal Accord and other agreements referenced. There were $10 million of drawings outstanding against an additional liquidity facility that expired on March 31, 2008, therefore no additional amounts can be drawn on this facility. Under the Montreal Accord restructuring plan, the $10 million of drawings will be converted into longer term securities.

In addition to the facilities provided to ABCP conduits, HUSI also provides a $50 million liquidity facility to a third-party sponsored multi-seller structured investment vehicle (SIV). This SIV and HUSI’s involvement with it is more fully described in Note 13, “Variable Interest Entities” of the consolidated financial statements. At September 30, 2008, this facility was fully funded and is recorded in loans on HUSI’s balance sheet. The funded amount related to this liquidity facility was considered in the determination of HUSI’s allowance for loan losses and a specific reserve has been established against this facility in accordance with HUSI’s credit policies.

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

At September 30, 2008, one of HUSI’s sponsored CNAV funds, which had total net assets of $8.1 billion, held $228 million of investments issued by SIVs. As a result of recent market conditions and rating agency actions, these investments have experienced declines in market value. HUSI has no legal obligation, and currently has no plan, to offer financial support to this fund in the event that it is unable to maintain a constant net asset value as a result of becoming unable to value its assets at amortized cost. This fund did, however, receive support from an affiliate of HUSI, which in January 2008 provided a letter of limited indemnity in relation to certain of the fund’s SIV investments.

HUSI does not consolidate the CNAV funds it sponsors as they are not VIEs and HUSI does not hold a majority voting interest.

RISK MANAGEMENT

Overview

Some degree of risk is inherent in virtually all of HUSI’s activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI’s businesses, it is addressed as a separate functional discipline. During the third quarter of 2008, there have been no significant changes in policies or approach for managing various types of risk, although HUSI continues to monitor current market conditions and will adjust risk management policies and procedures if deemed necessary. HUSI’s risk management process involves the use of various simulation models. HUSI believes that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.

Liquidity Management

HUSI’s approach to address liquidity risk is summarized on pages 79-81 of HUSI’s 2007 Form 10-K. There have been no material changes in HUSI’s approach toward liquidity risk management during the third quarter of 2008.

In general terms, the strains due to the credit crisis have been concentrated in the wholesale market as opposed to the retail market (the latter being the market from which HUSI sources core demand and time deposit accounts). Financial institutions with less reliance on wholesale markets were less affected by the recent conditions.

At September 30, 2008, HUSI and HBUS maintained the following debt ratings.

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

On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) with the stated purposes of providing stability to and preventing disruption in the economy and financial system and protecting taxpayers. Pursuant to or in conjunction with the EESA, the U.S. Department of the Treasury (the “U.S. Treasury”) and the federal banking and thrift regulatory agencies have announced a series of initiatives intended to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. These initiatives can be broadly categorized as capital support initiatives and market support initiatives.

Although conceptually HUSI supports government initiatives to provide capital support, HUSI has no plans to participate in any capital support initiatives and, in any event, is not eligible to participate in the capital support initiatives announced to date. HUSI will continue to evaluate additional market support and other initiatives as the details of the various programs become available.

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

Outstanding balances of high LTV and interest-only residential mortgage loans are summarized in the following table.

	September 30, 2008	December 31, 2007

(in millions)
Residential mortgage loans with high LTV and no mortgage insurance	$1,965	$2,345
Interest-only residential mortgage loans	4,495	6,161

Total	$6,460	$8,506

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude loans held for sale.

	September 30, 2008	December 31, 2007

(in millions)
Closed end:
First lien	$22,591	$28,315
Second lien	980	1,096
Revolving:
Second lien	3,307	3,082

Total	$26,878	$32,493

HUSI also offers adjustable rate residential mortgage loans which allow it to adjust pricing on the loan in line with market movements. As interest rates have risen over the last three years, many adjustable rate loans may require a significantly higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect their ability to repay the loan after the adjustment, or may cause the customer to prepay or refinance the loan. At September 30, 2008, HUSI had approximately $11 billion in adjustable rate residential mortgage loans. For the remainder of 2008, approximately $.9 billion of adjustable rate residential mortgage loans will experience their first interest rate reset.

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI’s assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 81-83 of HUSI’s 2007 Form 10-K. During the first nine months of 2008, there were no significant changes in policies or approach for managing interest rate risk.

     Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. HUSI’s PVBP position is summarized in the following table.

September 30, 2008	Values

(in millions)
Institutional PVBP movement limit	$6.5
PVBP position at period end	1.4

     Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point gradual rate increase or decrease. HUSI’s economic value of equity position is summarized in the following table.

September 30, 2008	Values (%)

Institutional economic value of equity limit	+/-	20
Projected change in value (reflects projected rate movements on October 1, 2008):
Change resulting from an immediate 200 basis point increase in interest rates		(7)
Change resulting from an immediate 200 basis point decrease in interest rates		(9)

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

	September 30, 2008 Values

	Amount	%

($ in millions)
Projected change in net interest income for scenarios subject to a formal institutional movement limit (reflects projected rate movements on October 1, 2008):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 200 basis point increase in the yield curve	$(230)	(5)
Change resulting from a gradual 200 basis point decrease in the yield curve	112	3
Change resulting from a gradual 100 basis point increase in the yield curve	(113)	(3)
Change resulting from a gradual 100 basis point decrease in the yield curve	94	2

Other significant scenarios monitored for internal purposes, not subject to a formal institutional movement limit (reflects projected rate movements on October 1, 2008):
Change resulting from an immediate 100 basis point increase in the yield curve	(179)	(4)
Change resulting from an immediate 100 basis point decrease in the yield curve	136	3
Change resulting from an immediate 200 basis point increase in the yield curve	(344)	(8)
Change resulting from an immediate 200 basis point decrease in the yield curve	22	1

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

     Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is adjusted on a tax effective basis through other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of September 30, 2008, HUSI had an available for sale securities portfolio of approximately $20 billion with a net negative mark to market of $873 million included in tangible common equity of approximately $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $160 million to a net loss of $1,033 million with the following results on the tangible capital ratios.

September 30, 2008	Actual	Proforma – Reflecting 25 Basis Points Increase in Rates

Tangible common equity to tangible assets	4.51%	4.39%
Tangible common equity to risk weighted assets	5.89	5.74

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

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and controlled using a complementary set of techniques, including VAR and various techniques for monitoring interest rate risk (beginning on page 94 of this Form 10-Q). These techniques quantify the impact on capital of defined market movements.

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

Trading VAR for the third quarter of 2008 is summarized in the following table.

		Nine months ended September 30, 2008
	September 30,				December 31,
	2008	Minimum	Maximum	Average	2007

(in millions)
Total trading	$77	$12	$79	$33	$25
Commodities	1	*	6	1	2
Equities	1	*	2	*	*
Foreign exchange	2	*	5	2	3
Interest rate directional and credit spread	76	11	76	24	17

*	Less than $500 thousand.

The frequency distribution of daily market risk-related revenues for trading activities during 2008 is summarized in the following table. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the three and nine months ended September 30, 2008 shows that the largest daily gain was $122 million and $122 million, respectively and the largest daily loss was $49 million and $63 million, respectively.

Ranges of daily Treasury trading revenue earned from market risk-related activities (in millions)	Below $(10)	$(10) to $0	$0 to $10	Over $10

Three months ended September 30, 2008:
Number of trading days market risk-related revenue was within the stated range	5	29	25	5

Nine months ended September 30, 2008:
Number of trading days market risk-related revenue was within the stated range	24	62	74	29

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

Non-trading VAR for the third quarter of 2008, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”, is summarized in the following table.

		Nine months ended September 30, 2008
	September 30,				December 31,
	2008	Minimum	Maximum	Average	2007

(in millions)
Interest rate	$96	$46	$118	$75	$24

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

September 30, 2008	Values

(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on October 1, 2008):
Value of hedged MSRs portfolio	$522
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	—
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	6
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	16

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

Ranges of mortgage economic value from market risk-related activities (in millions)	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4

Three months ended September 30, 2008:
Number of trading weeks market risk-related revenue was within the stated range	5	—	4	2	2

Nine months ended September 30, 2008:
Number of trading weeks market risk-related revenue was within the stated range	15	5	6	4	9

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarter to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three months ended September 30,

	2008			2007

	Balance	Interest	Rate*	Balance	Interest	Rate*

($ in millions)
Assets
Interest bearing deposits with banks	$6,168	$46	2.97%	$6,508	$98	6.01%
Federal funds sold and securities purchased under resale agreements	9,604	54	2.22	10,772	143	5.26
Trading assets	8,655	139	6.40	11,712	167	5.66
Securities	24,311	320	5.24	24,151	324	5.32
Loans:
Commercial	40,368	510	5.03	31,606	527	6.62
Consumer:
Residential mortgages	30,012	393	5.20	36,848	497	5.35
Credit cards	18,244	471	10.27	17,666	501	11.25
Other consumer	2,209	49	8.82	2,600	61	9.38

Total consumer	50,465	913	7.19	57,114	1,059	7.36

Total loans	90,833	1,423	6.23	88,720	1,586	7.09

Other	9,334	54	2.29	3,938	60	5.98

Total earning assets	148,905	$2,036	5.44%	145,801	$2,378	6.47%

Allowance for credit losses	(1,934)			(994)
Cash and due from banks	3,341			3,065
Other assets	25,982			24,992

Total assets	$176,294			$172,864

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$49,138	$265	2.14%	$44,592	$379	3.38%
Other time deposits	21,691	185	3.40	20,561	297	5.75
Deposits in foreign offices:
Foreign banks deposits	11,212	47	1.68	9,940	124	4.95
Other interest bearing deposits	15,832	78	1.95	16,387	193	4.68

Total interest bearing deposits	97,873	575	2.34	91,480	993	4.31

Short-term borrowings	9,574	60	2.49	9,698	90	3.66
Long-term debt	24,020	225	3.71	28,920	365	5.01

Total interest bearing liabilities	131,467	860	2.60	130,098	1,448	4.41

Net interest income/Interest rate spread		$1,176	2.84%		$930	2.06%

Noninterest bearing deposits	14,899			13,914
Other liabilities	18,030			16,762
Total shareholders’ equity	11,898			12,090

Total liabilities and shareholders’ equity	$176,294			$172,864

Net interest margin on average earning assets			3.14%			2.53%
Net interest margin on average total assets			2.66%			2.14%

*	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended September 30, 2008 and 2007 included fees of $9 million at both periods.

HSBC USA Inc.
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Nine months ended September 30,

	2008			2007

	Balance	Interest	Rate*	Balance	Interest	Rate*

($ in millions)
Assets
Interest bearing deposits with banks	$5,771	$132	3.06%	$5,412	$236	5.83%
Federal funds sold and securities purchased under resale agreements	9,432	191	2.70	11,896	483	5.42
Trading assets	10,241	435	5.67	11,689	476	5.44
Securities	24,888	965	5.18	22,866	891	5.21
Loans:
Commercial	38,531	1,453	5.04	29,947	1,483	6.62
Consumer:
Residential mortgages	32,603	1,269	5.20	38,270	1,554	5.43
Credit cards	18,292	1,393	10.17	17,532	1,283	9.79
Other consumer	2,297	155	9.07	2,683	185	9.24

Total consumer	53,192	2,817	7.07	58,485	3,022	6.91

Total loans	91,723	4,270	6.22	88,432	4,505	6.81

Other	9,327	198	2.84	3,088	144	6.22

Total earning assets	151,382	$6,191	5.46%	143,383	$6,735	6.28%

Allowance for credit losses	(1,712)			(950)
Cash and due from banks	3,144			3,015
Other assets	28,786			22,708

Total assets	$181,600			$168,156

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$47,470	$784	2.21%	$43,023	$1,080	3.35%
Other time deposits	23,265	684	3.93	21,882	884	5.40
Deposits in foreign offices:
Foreign banks deposits	12,272	210	2.28	9,310	365	5.24
Other interest bearing deposits	15,390	278	2.42	15,065	512	4.54

Total interest bearing deposits	98,397	1,956	2.65	89,280	2,841	4.25

Short-term borrowings	11,440	227	2.65	9,121	266	3.90
Long-term debt	25,674	766	3.98	28,971	1,087	5.02

Total interest bearing liabilities	135,511	2,949	2.91	127,372	4,194	4.40

Net interest income/Interest rate spread		$3,242	2.55%		$2,541	1.88%

Noninterest bearing deposits	14,415			13,664
Other liabilities	19,979			14,947
Total shareholders’ equity	11,695			12,173

Total liabilities and shareholders’ equity	$181,600			$168,156

Net interest margin on average earning assets			2.86%			2.37%
Net interest margin on average total assets			2.39%			2.02%

*	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the nine months ended September 30, 2008 and 2007 included fees of $25 million and $32 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the captions “Interest Rate Risk Management” and “Trading Activities”, beginning on page 40 of this Form 10-Q.

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

There has been no significant change in HUSI’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, HUSI’s internal control over financial reporting.

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

In October 2007, Visa Inc. announced that it had completed restructuring transactions in preparation for its initial public offering in March 2008. As a result of the indemnification agreement established as part of the restructuring, entities with a membership interest prior to the initial public offering, including HBUS, have obligations to share in certain losses under various agreements with Visa Inc. in connection with this and other litigation.

In October 2008, Visa Inc. announced that it had agreed to settle the federal antitrust lawsuit captioned Discover Financial Services, Inc. v. Visa USA Inc., MasterCard Inc. et al. for $1,888 million. The settlement is subject to approval by Visa Inc.’s former U.S. member financial institutions. If approved, the settlement will be paid primarily from the escrow account established and funded with a portion of the net proceeds of Visa Inc.’s initial public offering in March 2008. The portion of the settlement amount to be paid by HBUS pursuant to the indemnification agreement referred to above has been fully reserved.

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

Item 1A. Risk Factors

For a discussion of certain risk factors affecting HUSI, see Part 1, Item 1A of the 2007 Form 10-K and Part II, Item 1A of the Form 10-Q for the quarterly period ended June 30, 2008.

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

HSBC USA Inc.
(Registrant)

November 10, 2008	/s/ Joseph R. Simpson

Joseph R. Simpson
Executive Vice President and Controller
(On behalf of Registrant)