Form 10-K
period 2008-12-31
HSBC USA INC /MD/
filed 2009-03-02
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7436

HSBC USA Inc.
(Exact name of registrant as specified in its charter)

Maryland	13-2764867
(State of incorporation) 452 Fifth Avenue, New York (Address of principal executive offices)	(I.R.S. Employer Identification No.) 10018 (Zip Code)
(212) 525-5000 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Floating Rate Notes due August 14, 2009	New York Stock Exchange
Floating Rate Notes due August 13, 2010	New York Stock Exchange
3.125% Guaranteed Notes due December 16, 2011	New York Stock Exchange
Floating Rate Guaranteed Notes due December 19, 2011	New York Stock Exchange
Depositary Shares (each representing a one-fourth share of Adjustable Rate Cumulative Preferred Stock, Series D)	New York Stock Exchange
$2.8575 Cumulative Preferred Stock	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares (each representing a one-fortieth share of Floating Rate Non-Cumulative Preferred Stock, Series G)	New York Stock Exchange
Depositary Shares (each representing a one-fortieth share of Floating Rate Non-Cumulative Preferred Stock, Series H)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 27, 2009, there were 711 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HSBC USA Inc.

Form 10-K

HSBC USA Inc.

PART I

Item 1. Business.

Organization History and Acquisition by HSBC

HSBC USA Inc. (“HSBC USA” and, together with its subsidiaries, “HUSI”), incorporated under the laws of the State of Maryland in 1973 as Republic New York Corporation, traces its origin to 1850 and The Marine Trust Company in Buffalo, New York, which later became Marine Midland Bank. In 1980, The Hongkong and Shanghai Banking Corporation Limited (now HSBC Holdings plc, hereinafter referred to as “HSBC”) acquired 51% of the common stock of Marine Midland Banks, Inc., the holding company for Marine Midland Bank, and the remaining 49% in 1987. In December 1999, HSBC acquired Republic New York Corporation by way of merger with RNYC Merger Corporation, a wholly owned subsidiary of HSBC, with Republic New York Corporation surviving the merger and merged Marine Midland Banks, Inc., then known as HSBC USA Inc., with and into Republic New York Corporation. In January 2000, Republic New York Corporation changed its name to “HSBC USA Inc.”

HSBC North America Operations

HSBC North America Holdings Inc. (“HSBC North America”) is the holding company for HSBC’s operations in the United States and Canada. The principal subsidiaries of HSBC North America are HSBC USA, HSBC Markets (USA) Inc., a holding company for certain global banking and markets subsidiaries, HSBC Finance Corporation (“HSBC Finance”), a holding company for consumer finance businesses, HSBC Bank Canada, a Federal bank chartered under the laws of Canada, and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology services and some centralized operational services and, beginning in January 2009, human resources, corporate affairs and other services shared among the subsidiaries of HSBC North America. Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in Canada and the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has been demonstrated by purchases and sales of receivables between HSBC Bank USA, National Association (“HBUS”) and HSBC Finance Corporation, a pooling of resources within HTSU to provide technology services, the human resources function and other shared functions to all HSBC North America subsidiaries and currently shared, but allocated, support among the affiliates for tax, legal, risk, compliance, accounting, insurance, strategy and internal audit functions. In addition, clients of HBUS, HSBC USA’s principal U.S. banking subsidiary, and other affiliates are investors in debt and preferred securities issued by HSBC USA and/or HBUS, providing significant sources of liquidity and capital to both entities. HSBC Securities (USA) Inc., a Delaware corporation, a registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., leads or participates as underwriter of all domestic issuances of term corporate and asset backed securities. While neither HSBC USA nor HBUS receives advantaged pricing, the underwriting fees and commissions payable to HSBC Securities (USA) Inc. benefit HSBC as a whole.

HSBC USA Inc. – General

HBUS, HSBC USA’s principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in California, Connecticut, Florida, Illinois, Maryland, New Jersey, New York, Delaware, Pennsylvania, Massachusetts, Virginia, Washington, Oregon, Texas and Washington, D.C. In addition to its domestic offices, HBUS maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America, Australia and Canada. In this Form 10-K, HSBC USA and its subsidiaries are referred to as “we”, “us” or “our”. Through HBUS, we offer our four million customers a full range of commercial banking products and services. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. HBUS also engages in mortgage banking, and is an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on

HSBC USA Inc.

structuring of transactions to meet clients’ needs as well as for proprietary purposes. In connection with the merger of HBUS with and into HSBC National Bank (USA) in December 2008 as discussed below, HBUS’s main office was relocated from Wilmington, Delaware to McLean, Virginia. Its domestic operations are located primarily in New York State.

In 2005, HSBC USA incorporated a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association (“HTCD”). HTCD’s charter includes the following primary activities:

•	Custodian of investment securities for other HSBC affiliates;
•	Personal trust services; and
•	Originator of refund anticipation loans and checks in support of taxpayer financial services business lines.

The operations of HTCD had an immaterial impact on HSBC USA consolidated balance sheets and results of operations for the years ended December 31, 2008 and 2007.

In 2006, HSBC USA formed HSBC National Bank USA (“HBMD”), a national banking association established to support HSBC USA’s retail branch expansion strategy. HBMD was merged with and into HBUS in December 2008, at which time HBUS relocated its principal office to McLean, Virginia. The operations of HBMD had an immaterial impact on HSBC USA consolidated balance sheet and results of operations for the years ended December 31, 2008 and 2007.

At December 31, 2008, we had 11,731 employees and over four million customers, some of which are customers of more than one of our businesses.

Significant Developments in 2008

•	The adverse financial market conditions that we first began to experience in the second half of 2007, particularly in the U.S. mortgage and credit markets, continued throughout 2008. The continued financial market disruptions have resulted in significantly wider credit spreads and severely diminished liquidity which has resulted in increased levels of volatility and stress in the marketplace. A full discussion of these occurrences is set forth in the “2008 Events” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

•	The deteriorating U.S. economy and the current market conditions continued to impact the credit quality of our consumer and commercial loan portfolios throughout 2008 which resulted in significant increases to our provision for credit losses. A full discussion of the increase to our provision for credit losses is set forth in the MD&A.

•	Depreciating home prices, rising unemployment and tighter credit have resulted in higher levels of bankruptcy filings as well as higher levels of delinquency and charge-off in our consumer loan portfolios. Provision for credit losses on our commercial loan portfolio also increased due to higher levels of criticized assets and overall deterioration in the outlook for the economy which has led to customer downgrades across all commercial business lines.

•	As part of our initiative to reduce our residential mortgage loan exposure, we sold approximately $7 billion of prime mortgage loans to third parties in 2008. We also continued to sell a majority of new mortgage loan originations to government sponsored enterprises and private investors. Additionally in November 2008, we announced that we would exit the wholesale/correspondent channel of our mortgage business and focus attention on our retail sales channel. This decision did not have a material impact on our operations and will not have a significant impact on our operations going forward.

•	In December 2008, we confirmed with the Federal Deposit Insurance Corporation (“FDIC”) that we would participate in their Debt Guarantee Program. A full discussion of our involvement is set forth in the MD&A.

•	In 2008, HSBC North America Inc. (“HNAI”) made three capital contributions to us totaling $3.6 billion, of which $3.0 billion was subsequently contributed by us to HBUS, to support ongoing operations and to maintain capital levels that we believe are prudent in the current market environment.

HSBC USA Inc.

Income Before Income Tax Expense – Significant Trends

Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	2008	2007	2006

	(in millions)

Income before income tax from prior year	$137	$1,566	$1,542
Increase (decrease) in income before income tax expense attributable to:
Balance sheet management activities(1)	127	(70)	(325)
Trading related activities(2)	(2,387)	(606)	289
Private label receivable portfolio, excluding provision for credit losses(3)	305	485	374
Loans held for sale(4)	(9)	(512)	(120)
Residential mortgage banking related revenue(5)	(90)	(92)	(85)
Gain on instruments at fair value and related derivatives(6)	286	-	-
Provision for credit losses(7)	(1,021)	(699)	(149)
Goodwill impairment loss(8)	(54)	-	-
All other activity(9)	98	65	40

	(2,745)	(1,429)	24

(Loss) Income before income tax for current year	$(2,608)	$137	$1,566

(1)	Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains on sales of investments and trading revenues, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Refer to commentary regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment beginning on page 61 of this Form 10-K, respectively.

(2)	Refer to commentary regarding trading (loss) revenue beginning on page 48 of this Form 10-K.

(3)	Refer to commentary regarding the CF business segment beginning on page 58 of this Form 10-K.

(4)	Refer to commentary regarding loans held for sale beginning on page 146 of this Form 10-K.

(5)	Refer to commentary regarding residential mortgage banking revenue beginning on page 51 of this Form 10-K.

(6)	Refer to commentary regarding fair value option and fair value measurement beginning on page 183 of this Form 10-K.

(7)	Refer to commentary regarding provision for credit losses beginning on page 170 of this Form 10-K.

(8)	Refer to commentary regarding goodwill impairment beginning on page 149 of this Form 10-K.

(9)	Represents other core banking activities.

Operations

Our operations are divided into five reportable segments: Personal Financial Services (“PFS”), Consumer Finance (“CF”), Commercial Banking (“CMB”), Global Banking and Markets and Private Banking (“PB”). Our segments are based upon customer groupings as well as products and services offered. Adjustments made at the corporate level for fair value option accounting related to certain debt issued and an equity investment in HSBC Private Bank (Suisse) S.A. are included under the “Other” caption within our segment disclosure.

Corporate goals and individual goals of executives are currently calculated in accordance with International Financial Reporting Standards (“IFRSs”) under which HSBC prepares its consolidated financial statements. As a result, operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are made almost exclusively on an IFRS basis (a non-U.S. GAAP financial measure). Accordingly, our segment reporting is on an IFRS basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 26, “Business Segments,” in the accompanying consolidated financial statements.

HSBC USA Inc.

The Personal Financial Services (PFS) Segment

This segment provides a broad range of financial products and services including installment and revolving term loans, MasterCard1/Visa2credit card receivables, deposits, branch services, mutual funds, investments and insurance. These products are marketed to individuals primarily through HBUS’s branch banking network and increasingly through e-banking channels. Residential mortgage lending provides loan financing through the branch network. In 2008, we decided to discontinue residential mortgage loan originations through wholesale origination channels. Servicing is performed on a contractual basis for residential mortgage loans owned by HBUS and by third parties.

The Consumer Finance (CF) Segment

In 2005, HUSI formed the CF segment, which includes certain balances and activity previously reported as a component of the PFS segment. The CF segment includes point of sale and other lending activities primarily to meet the financial needs of individuals. Specifically, operating activity within the CF segment relates to nonconforming residential mortgage loans, other consumer loans and private label credit card receivables purchased from HSBC Finance. As described herein, in January 2009 we purchased portfolios of credit card receivables originated under HSBC Finance’s General Motors MasterCard program and AFL-CIO Union Plus MasterCard/Visa program, as well as auto finance receivables, from HSBC Finance. We will also purchase additional receivable originations generated under existing and future General Motors and Union Plus accounts. The CF segment will also include activities within these portfolios going forward.

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

The Global Banking and Markets Segment

The Global Banking and Markets segment is an emerging markets-led and financing-focused business that provides tailored financial solutions to major government, corporate and institutional clients worldwide. The Global Banking and Markets segment provides transaction banking services to corporations, financial institutions and non-bank financial institutions globally. These services include payments and cash management, trade finance, supply chain, securities services and banknotes. These products can be provided as a package to clients or tailored according to their business needs.

Global Banking and Markets clients are served by teams that bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. To ensure that a comprehensive understanding of each client’s financial requirements is developed, the Global Banking and Markets teams take a long-term relationship management approach.

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

 1 MasterCard is a registered trademark of MasterCard International Incorporated (d/b/a MasterCard Worldwide).
 2 Visa is a registered trademark of Visa USA, Inc.

HSBC USA Inc.

The Private Banking (PB) Segment

This segment offers a full range of wealth management services for high net worth individuals. Products and services include wealth structuring, investment management, credit and banking, legacy and philanthropy and family advisory services.

Funding

We fund our operations using a combination of consumer and commercial deposits; issuing short-term and long-term debt; borrowing under secured financing facilities; issuing preferred equity; and selling liquid assets. Our continued success is primarily dependent upon our ability to attract and retain deposits. Emphasis is placed on maintaining stability in core deposit balances. Numerous factors, both internal and external, may impact our access to, and the costs associated with, both retail and wholesale sources of funding. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of the credit risks inherent in our business and customer base.

In 2008, our primary sources of funds were deposits, issuances of commercial paper and term debt, certain secured financings and receipt of capital contributions from our parent, HNAI. As a result of the systemic reduction in the ability to access debt capital markets and the increased cost of borrowing, we decreased our funding from wholesale debt by $2.5 billion, net of maturities. We raised $7.4 billion of new term funding at various points during 2008, including $2.7 billion of guaranteed senior notes as part of the Federal Deposit Insurance Corporation’s Debt Guarantee Program, which is a component of its Temporary Liquidity Guarantee Program (“TLGP”). We continued to increase deposits as we benefited from the marketing efforts associated with our on-line savings and other customer deposit programs. In the second half of the year, we further benefited from customers moving funds to larger, well-capitalized institutions. As a result, both core and overall deposit balances increased in 2008, in both absolute terms and in proportion to total liabilities. Also, sales of residential mortgage loans generated additional cash proceeds, which were used to pay down short-term borrowings and fund ongoing operations. In 2008, we received capital contributions from HNAI totaling $3.6 billion, which we used to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions.

Additional information on our sources and availability of funding are set forth in the “Liquidity and Capital Resources” and “Off Balance Sheet Arrangements” sections of the MD&A.

Our long-term debt, preferred stock and commercial paper have been assigned investment grade ratings by all nationally recognized statistical rating organizations. For a detailed listing of the ratings that have been assigned to HSBC USA and our significant subsidiaries as of December 31, 2008, see “Liquidity Risk Management” in MD&A.

Regulation and Competition

Regulation

The statutory and regulatory framework governing our operations and that of our significant subsidiaries is described below. Congress has established this framework, applicable to bank holding companies, for the purpose of protecting depositors, the federal deposit insurance fund, consumers and the banking system as a whole. Applicable statutes, regulations or resulting policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions or pay dividends on our capital stock. Banking rules and supervisors may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of federally-insured depository institutions generally.

HSBC USA Inc.

Bank Holding Company Supervision

As a bank holding company, HSBC USA is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve”). HSBC USA is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (the “SEC”).

HSBC USA has registered as a financial holding company pursuant to the BHC Act and, accordingly, may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity. “Complimentary activities” are activities that the Federal Reserve determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk.

Because HSBC USA is a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks, or savings associations, except that we could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHC Act. In addition, should the Federal Reserve determine that any of our subsidiary banks are not well capitalized or well managed, HSBC USA would be required to enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements (which may contain additional limitations or conditions). Until corrected, we would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHC Act without prior Federal Reserve approval. If we fail to correct any such condition within a prescribed period, the Federal Reserve could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act. As of December 31, 2008, no known deficiencies exist, and HSBC USA is not subject to limitations or penalties relative to its status as a financial holding company.

HSBC USA is generally prohibited under the BHC Act from acquiring, directly or indirectly, ownership or control of more than 5 percent of any class of voting shares of, or substantially all the assets of, or exercising control over, any U.S. bank, bank holding company or many other types of depository institutions and/or their holding companies without the prior approval of the Federal Reserve and potentially other U.S. banking regulatory agencies.

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and the regulations issued thereunder contained a number of other provisions that affect our operations and those of our subsidiary banks. One such provision contained detailed requirements relating to the financial privacy of consumers. In addition, the so-called ‘push-out’ provisions of GLB Act removed the blanket exemption from registration for securities activities conducted in banks (including HBUS) under the Exchange Act of 1934, as amended. New rules have been published to implement these changes and, when effective, will allow banks to continue to avoid registration as a broker or dealer only if they conduct securities activities that fall within a set of defined exceptions. A narrowed ‘dealer’ definition took effect in September 2003, and a narrowed ‘broker’ definition takes effect for each bank on the first day of its fiscal year following September 30, 2008. Pursuant to the new regulations, certain securities activities currently conducted by HBUS have been restructured or transferred to one or more U.S.-registered broker-dealer affiliates effective January 1, 2009.

Our consumer lending businesses operate in a highly regulated environment. These businesses are subject to laws relating to consumer protection, including, without limitation, fair lending, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Due to the turmoil in the mortgage lending markets, there has been a significant amount of legislative and regulatory focus on this industry. Regulatory oversight over residential mortgage lenders has increased.

HSBC USA Inc.

On January 6, 2009 legislation was introduced in the U.S. Senate that, if enacted as written, would impair our ability to collect the balance of mortgage loans if a borrower seeks a plan to repay debts under a Chapter 13 bankruptcy plan. The “Helping Families Save Their Homes in Bankruptcy Act of 2009” (the “Act”) would provide bankruptcy courts with the authority to reduce the principal amount due under a mortgage loan; prohibit, reduce or delay upward interest rate adjustments; extend the maturity of loans to 40 years; and establish a fixed interest rate, plus a reasonable premium for risk, as determined by the bankruptcy court. The Act also provides that if any violation of a Federal or state consumer protection law is found to have occurred with respect to any consumer debt, the entire claim for the debt in a Chapter 13 proceeding would not be permitted. The Act also contains provisions that would expand eligibility for Chapter 13 protections for borrowers whose mortgage debt exceeds the value of their home and by eliminating other conditions to such petitions. It is likely that some form of bankruptcy reform will be enacted and that the final law will have a negative effect upon our results, but it is not possible to assess the impact until the provisions are finalized.

There also continues to be a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing certain lending practices. On December 18, 2008, the Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Association jointly issued a final rule aimed at protecting consumers from what the regulators have determined to be unfair or deceptive acts or practices relating to credit cards (the “UDAP Rule”). On and after July 1, 2010, the effect of the UDAP Rule will be to, among other things, restrict our ability to apply interest rate increases on new and existing balances, require changes to deferred interest plans, prescribe the manner in which payments may be applied to amounts due and penalty rates that may be charged on past due balances, and set permissible fees. We are already in compliance with some of its provisions. In addition, legislation is pending before Congress that would impact pricing and other terms. We are evaluating the impact of the UDAP Rule on our financial results. While we are currently unable to evaluate the net impact of implementing the UDAP Rule, we currently believe it may have a material adverse effect on our results of operations.

Supervision of Bank Subsidiaries

Our subsidiary national banks, HBUS and HTCD, are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”), secondarily by the FDIC, and by the Federal Reserve. HBUS and HTCD are subject to banking laws and regulations that place various restrictions on and requirements regarding their operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, payment of dividends and numerous other matters.

Federal law limits the extent to which HBUS and HTCD may pay dividends to HSBC USA. The amount these banks may pay, without specific OCC approval, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” In addition, the OCC, the Federal Reserve, and the FDIC have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including HSBC USA and HBUS, if they would consider payment of such dividend to constitute an unsafe or unsound practice in light of the financial condition of the banking organization. HBUS is also required to maintain reserves in the form of vault cash and deposits with the Federal Reserve Bank. The deposits were non-interest bearing until October 2008, and averaged $3.6 billion in 2008 and $0.3 billion in 2007.

The Federal Reserve Act limits the extent to which HBUS and HTCD may transfer funds or other items of value to HSBC USA or other affiliates in so-called “covered transactions.” Covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, or unless a specific waiver is granted by the Federal Reserve, covered transactions by a bank with a single affiliate are limited to 10 percent of the bank’s capital and surplus and all covered transactions with affiliates in the aggregate, are limited to 20 percent of the bank’s capital and surplus. Loans and extensions of credit to affiliates by a bank generally are

HSBC USA Inc.

required to be secured in specified amounts with specific types of collateral. All of a bank’s transactions with its non-bank affiliates are also generally required to be on arm’s length terms.

Federal Reserve policy states that a bank holding company such as HSBC USA, is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank.

Regulatory Capital Requirements

As a bank holding company, HSBC USA is subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the OCC and the FDIC on banks such as HBUS and HTCD. A bank or bank holding company’s failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. Under current capital guidelines, a bank or a holding company’s assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. A bank or holding company’s capital, in turn, is classified into one of three tiers. Tier 1 capital includes common equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock at the holding company level, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other deductions. Tier 2 capital includes, among other things, perpetual preferred stock not qualified as Tier 1 capital, subordinated debt, and allowances for loan and lease losses, subject to certain limitations. Tier 3 capital includes qualifying unsecured subordinated debt. At least one-half of a bank’s total capital must qualify as Tier 1 capital. To be categorized as “well capitalized,” a banking institution must have the minimum ratios reflected in the table included in Note 21 of the consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. As part of the regulatory approvals with respect to the credit card and auto receivable portfolio purchases completed in January 2009 and described in the “2009 Event” section of the MD&A, HSBC USA and its ultimate parent, HSBC, committed that HBUS will maintain specified Tier 1 risk-based capital, total capital and Tier 1 leverage ratios for one year following the date of transfer, and that HBUS will hold sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. Also refer to Note 34, “Subsequent Event” of the consolidated financial statements.

In December 2007, U.S. regulators published a final rule regarding Risk-Based Capital Standards: Advanced Capital Adequacy Framework – Basel II. This final rule represents the U.S. adoption of the Basel II International Capital Accord (“Basel II”). The final rule became effective April 1, 2008, and requires large bank holding companies, including HSBC North America, to adopt its provisions no later than April 1, 2011. HSBC North America has established comprehensive Basel II implementation project teams comprised of risk management specialists representing all risk disciplines. We anticipate that the implementation of Basel II may impact our product offerings, funding and capital requirements. Our approach toward implementing the Basel II framework is summarized under “Economic and Regulatory Capital” in the “Risk Management” section of the MD&A.

HSBC North America and HSBC USA continue to support the HSBC implementation of the Basel II framework, as adopted by the U.K. Financial Services Authority (“FSA”). We supply data regarding credit risk, operational risk and market risk to support HSBC’s regulatory capital and risk weighted asset calculations. Revised FSA capital adequacy rules for HSBC became effective January 1, 2008.

In addition, U.S. bank regulatory agencies have maintained the ‘leverage’ regulatory capital requirements that generally require United States banks and bank holding companies to maintain a minimum amount of capital in relation to their balance sheet assets (measured on a non-risk-weighted basis).

HSBC USA’s capital resources are summarized under “Liquidity and Capital Resources” in MD&A. Capital amounts and ratios for HSBC USA and HBUS are summarized in Note 21 of the consolidated financial statements. From time to time, bank regulators propose amendments to or issue interpretations of risk-based capital guidelines.

HSBC USA Inc.

Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets.

FDIC Programs

HBUS and HTCD are subject to risk-based assessments from the FDIC, which insures deposits generally to a maximum of $100,000 per depositor for domestic deposits. On October 3, 2008, the FDIC raised the maximum amount of insured deposits to $250,000 per depositor until December 31, 2009, after which the limit will return to $100,000 for all deposit accounts, except for certain retirement accounts which remain insured up to $250,000 per depositor. During November 2006, the FDIC adopted final regulations that implement a new risk-based assessment system. Depository institutions subject to assessment are categorized based on supervisory ratings, financial ratios and long-term debt issuer ratings, with those in the highest rated categories paying lower assessments.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”), a Federal agency established to collect funds from FDIC-insured institutions, to pay interest on FICO bonds. The FICO assessment rate is adjusted quarterly. HBUS and HTCD are subject to a quarterly FICO premium.

On October 14, 2008, the FDIC announced the TLGP, under which the FDIC will guarantee (i) newly-issued senior unsecured debt issued by eligible, participating institutions, and (ii) certain non-interest bearing transaction accounts. The Debt Guarantee Program applies to senior unsecured debt issued by eligible entities on or after October 14, 2008 and on or before June 30, 2009. On February 10, 2009, the FDIC announced its plan to extend the latest issuance date for FDIC-guaranteed debt to October 31, 2009. The FDIC guarantee continues on qualifying debt until the earlier of maturity and June 30, 2012. Eligible entities that participate in the debt guarantee component of the TLGP are assessed fees ranging from 50 to 100 basis points on the amount of FDIC-guaranteed debt issued on or after October 14, 2008 (excluding unsecured borrowings with maturities of 30 days or less issued after December 5, 2008), depending on the maturity of the FDIC-guaranteed debt. This fee is increased by 10 basis points for certain holding companies and participating affiliates of insured depository institutions that are not themselves insured depository institutions. We are not subject to the increased fee. The Transaction Account Guarantee Program covers 100 percent of a bank’s non-interest bearing transaction deposit accounts until December 31, 2009. Eligible entities that participate in the Transaction Account Guarantee Program are assessed a fee equal to 10 basis points on any deposit amounts exceeding the $250,000 deposit insurance limit described above. HSBC USA and its affiliated banks and bank holding companies elected to participate in both components of the TLGP, as applicable. On December 5, 2008, the date we confirmed our participation in the TLGP, HSBC USA and HBUS had senior unsecured debt (primarily representing outstanding commercial paper), of $1,941 million and $105 million, respectively, which is now guaranteed by the FDIC until maturity. In December 2008, HSBC USA issued an aggregate of $2.7 billion of guaranteed senior notes pursuant to the Debt Guarantee Program.

Bank Secrecy Act/Anti-Money Laundering

The USA Patriot Act (the “Patriot Act”), effective October 26, 2001, imposed significant record keeping and customer identity requirements, expanded the government’s powers to freeze or confiscate assets and increased the available penalties that may be assessed against financial institutions for violation of the requirements of the Patriot Act intended to detect and deter money laundering. The Patriot Act required the U.S. Treasury Secretary to develop and adopt final regulations with regard to the anti-money laundering compliance obligations of financial institutions (a term which includes insured U.S. depository institutions, U.S. branches and agencies of foreign banks, U.S. broker-dealers and numerous other entities). The U.S. Treasury Secretary delegated certain authority to a bureau of the U.S. Treasury Department known as the Financial Crimes Enforcement Network (FinCEN).

Many of the anti-money laundering compliance requirements of the Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to HBUS under the Bank Secrecy Act and applicable Federal Reserve Board regulations before the Patriot Act was adopted. These include requirements to adopt and implement an anti-money laundering program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the Patriot Act involve compliance obligations. The Patriot Act has improved communication

HSBC USA Inc.

between law enforcement agencies and financial institutions. The Patriot Act and other recent events have also resulted in heightened scrutiny of the Bank Secrecy Act and anti-money laundering compliance programs by bank regulators.

Sarbanes-Oxley Act of 2002, Section 404 Compliance

As an SEC registrant of public debt and preferred shares, we are required to comply with the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) requires registrants and their auditors to assess and report on internal controls over financial reporting on an annual basis. Under the SEC’s current rules for non-accelerated filers, we are required to complete a management assessment of internal controls over financial reporting for the fiscal year ending December 31, 2008. An audit of our internal controls over financial reporting, along with management’s assessment of these controls, is required beginning in the fiscal year ending December 31, 2009.

As a foreign registrant, HSBC was required to comply with Section 404 beginning in the fiscal year ending December 31, 2006. As a subsidiary of a foreign registrant, HUSI has supported HSBC with its Section 404 compliance.

HSBC USA has adopted the internal control framework established by the Committee of Sponsoring Organizations of the Treadway Commission to complete its management assessment of the effectiveness of internal controls over financial reporting in compliance with Section 404. Certain other financial reporting risk assessment factors have also been included to ensure adequate coverage of safeguarding of assets and anti-fraud risks.

Competition

Following the enactment of the GLB Act, HSBC USA elected to be treated as a financial holding company. The GLB Act also eliminated many of the regulatory restrictions on providing financial services. The GLB Act allows for financial institutions and other providers of financial products to enter into combinations that permit a single organization to offer a complete line of financial products and services. Therefore, we face intense competition in all of the markets we serve, competing with both other financial institutions and non-banking institutions such as insurance companies, major retailers, brokerage firms and investment companies. The financial services industry has experienced consolidation in recent years as financial institutions involved in a broad range of products and services have merged, been acquired or dispersed. This trend is expected to continue and could result in our competition gaining greater capital and other resources. It is likely that competition will become more intense as our businesses compete with other financial institutions that are or may become larger or better capitalized or that may have stronger presence in certain geographies.

Corporate Governance and Controls

HSBC USA maintains a website at www.hsbcusa.com/hsbc_bank on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit and Executive Committees of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. You can find our Statement of Business Principles and Code of Ethics on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Form 10-K. You can request printed copies of this information at no charge. Requests should be made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

HSBC USA Inc.

HSBC USA maintains a Risk Management Committee that provides specific oversight of risk management functions throughout HUSI, focusing on: credit, interest rate, market, liquidity, operational (including legal and compliance), fiduciary and reputational risks. Three principal subcommittees assist the Risk Management Committee, including the Asset and Liability Policy Committee (“ALCO”), the Operational Risk Management Committee and the Credit Risk Management Committee. While each of these committees have specific roles and responsibilities of each committee, they share the following common themes:

•	defining risk appetites, policies and limits;
•	monitoring and assessing exposures, trends and the effectiveness of risk management;
•	reporting to the Board of Directors; and
•	promulgating a suitable risk taking, risk management, and compliance culture.

ALCO provides oversight and strategic guidance concerning the composition of the balance sheet and pricing as it affects net interest income. It establishes limits of acceptable risk and oversees maintenance and improvement of the management tools and framework used to identify, report, assess and mitigate market, interest rate and liquidity risks.

The Operational Risk Management Committee is responsible for oversight of the operational risks beings taken, the analytic tools used to monitor those risks, and reporting. Business unit line management is responsible for managing and controlling all risks and for communicating and implementing all control standards.

The Credit Risk Management Committee is responsible for strategic and collective oversight of the scope of credit risk taken, the adequacy of the tools used to measure it, and the adequacy of reporting.

The HSBC USA Disclosure Committee is responsible for maintenance and evaluation of our disclosure controls and procedures and for assessing the materiality of information required to be disclosed in periodic reports filed with the SEC. Among its responsibilities is the review of quarterly certifications of business and financial officers throughout HUSI as to the integrity of our financial reporting process, the adequacy of our internal and disclosure control practices and the accuracy of our financial statements.

Certifications

In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we have also filed a certification with the New York Stock Exchange (the “NYSE”) from our Chief Executive Officer certifying that he is not aware of any violation by HSBC USA of the applicable NYSE corporate governance listing standards in effect as of March 2, 2009.

Cautionary Statement on Forward-Looking Statements

Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC USA that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions

HSBC USA Inc.

and speak only as of the date they are made. HSBC USA undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Item 1A. Risk Factors

The following discussion provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those discussed below or elsewhere in other of our reports filed or furnished with the SEC, could affect our business or results. The reader should not consider any description of such factors to be a complete set of all potential risks that we may face.

General business, economic and market conditions. Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States, we are particularly exposed to downturns in the United States economy. General business, economic and market conditions that could affect us include:

•	short-term and long-term interest rates;
•	recession;
•	unemployment levels;
•	inflation;
•	monetary supply;
•	availability of liquidity;
•	fluctuations in both debt and equity capital markets in which we fund our operations;
•	market value of consumer owned and commercial real estate throughout the United States;
•	tighter consumer credit conditions; and
•	the ease of filing and amounts recoverable in bankruptcy.

In addition, new laws, regulations or regulatory initiatives could impact any of these factors or our operations directly.

The adverse financial market conditions that we first began to experience in the second half of 2007, particularly in the U.S. mortgage and credit markets, continued into 2008. The continued financial market disruptions have resulted in significantly wider credit spreads and severely diminished liquidity. These adverse conditions intensified toward the end of the third quarter of 2008 as credit conditions and market liquidity rapidly deteriorated further causing increased levels of volatility and stress in the marketplace leading to further consolidation within the financial services industry. These adverse conditions continue to impact the carrying value of several of our asset classes, including asset-backed securities held for trading purposes, sub-prime residential mortgage loans held for sale, credit derivative products, including derivative contracts with monoline insurance companies, and securities available for sale. Volatility with respect to certain capital markets activities remains elevated and continued deterioration of the U.S. markets, including further adverse rating actions by credit rating agencies in respect of structured credit products or other credit related exposures, or of monoline insurers, could adversely impact our earnings with a corresponding impact on capital.

Capital infusions from our parent, HSBC, have been essential to our capital position in 2008 and enabled us to maintain capital levels that we believe are prudent in the current market environment. HSBC has demonstrated its support through these capital contributions and has indicated it is fully committed and has the capacity to fund the needs of the business (under most foreseeable circumstances) but has never been a guarantor of the debt.

In a poor economic environment, such as is currently being experienced in the United States, more of our customers and counterparties are likely to, and have in fact, become delinquent or have defaulted on their loans or other obligations. This has resulted in higher levels of provisions for credit losses in our consumer portfolios as well as our commercial portfolio, which adversely affected our earnings.

HSBC USA Inc.

The problems in the housing market in the United States in the last two years now have been made more severe by the significantly climbing unemployment rate. Unemployment rates are rising in all markets but even more dramatically in the same markets which are experiencing the greatest home value depreciation. Although gasoline costs have decreased in recent months, the unemployment rates have negated the benefit of the lowering costs of gasoline. If the recession becomes more severe and unemployment rates continue to increase, additional losses are likely to be significant in all types of our consumer loans, including credit cards. Additionally, with a loss in consumer confidence, we expect consumer loan originations to decrease further.

In 2008, a continued dramatic slow down in the appreciation of property values was experienced throughout much of the United States. Most markets experienced depreciation in property values, and this appears to be an ongoing trend. We believe that the slowdown in the housing market will be deeper in terms of its impact on housing prices and the duration will extend into 2010. Continued or expanded slowing of appreciation or increased depreciation can be expected to result in higher delinquency and losses in our real estate portfolio. In addition, certain changes to the conditions described above could diminish demand for our products and services, or increase the cost to provide such products or services.

In the event current economic conditions continue to worsen considerably, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios.

Liquidity. Adequate liquidity is critical to our ability to operate our businesses. Restrictions to our liquidity are likely to have a negative effect on our financial results and our operations. In 2008, domestic and international capital markets continued to be extremely volatile and reactionary. Debt investors appear to be waiting to fully understand the level and specifics of Treasury intervention, as well as the U.S. government’s economic stimulus plans. Other than for offerings supported by an FDIC guarantee of repayment, institutional fixed income investors have been reluctant to commit significant levels of liquidity to the financial sector. Throughout 2008 and into 2009, credit spreads have been at historically wide levels. Commercial paper markets remain open, although investors, for the most part, are requesting very short-term maturities with a higher percentage of rolling maturities on an overnight basis. Potential conditions that would negatively affect our liquidity include:

•	an inability to attract or retain deposits;
•	diminished access to capital markets;
•	unforeseen cash or capital requirements;
•	an inability to sell assets; and
•	an inability to obtain expected funding from HSBC subsidiaries and clients.

In December 2008, we issued an aggregate of $2.7 billion of guaranteed senior notes pursuant to the Debt Guarantee Program component of the TLGP. Unless further extended by the FDIC, the TLGP will end on October 31, 2009. The absence of more normalized credit markets by that time would substantially impact our ability to fund in the term debt markets. However, our continued ability to build our core deposit base and the availability of the Federal Reserve’s Commercial Paper Funding Facility through October 30, 2009, should we elect to enroll, mitigates this risk in the near term.

Our credit ratings are an important part of maintaining our liquidity. Any downgrade in credit ratings could potentially increase borrowing costs, impact the ability to issue commercial paper and, depending on the severity of the downgrade, substantially limit access to capital markets, require cash payments or collateral posting, and permit termination of certain significant contracts. In December 2008, our debt ratings were affirmed by Standard and Poor’s; however our outlook was changed from “stable” to “negative.” In January 2009, Fitch, Inc. affirmed our debt ratings; however our outlook was also changed from “stable” to “negative.”

Basel II implementation. HSBC North America is required to adopt Basel II provisions no later than April 1, 2011. While Basel II does not apply to HSBC USA on a standalone basis, it does apply to HBUS. The new regulatory capital framework is likely to result in a need for HBUS to hold additional regulatory capital. If market conditions continue to deteriorate, the capital requirements of Basel II could grow prior to implementation in 2011, increasing further the amount of capital needed by HBUS. The new rules could also drive changes in our funding mix, resulting in lower net income, and/or continued shrinking of the balance sheet. HSBC has demonstrated its support through significant capital contributions in 2008, and has indicated that it is fully committed to and has the

HSBC USA Inc.

capacity to fund the needs of the business (under most foreseeable circumstances) but has never been a guarantor of our debt.

Competition. We operate in a highly competitive environment. Competitive conditions are expected to continue to intensify as continued merger activity in the financial services industry produces larger, better-capitalized and more geographically diverse companies. New products, customers and channels of distribution are constantly emerging. Such competition may impact the terms, rates, costs and/or profits historically included in the financial products we offer and purchase. The traditional segregation of commercial and investment banks has all but eroded. There is no assurance that the significant and increasing competition within the financial services industry will not materially adversely affect our future results.

Federal and state regulation. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. For example, anti-money laundering requirements under the Patriot Act are frequently revisited by the U.S. Congress and Executive Agencies, and there has been an increased focus on compliance with economic sanctions following the publication in September 2008 of Economic Enforcement Guidelines by the Office of Foreign Assets Control. Similarly, attempts by local, state and national regulatory agencies to address perceived problems with the mortgage lending industry through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets could affect us in substantial and unpredictable ways, including limiting the types of consumer loan products we can offer and, ultimately, lowering our net income.

On December 18, 2008, the Federal Reserve together with the Office of Thrift Supervision and the National Credit Union Association issued a final Unfair and Deceptive Acts or Practices rule (“UDAP Rules”) which will be effective on July 1, 2010. At such time, the resulting effect of the UDAP Rule will be to, among other things, restrict the ability to apply interest rate increases on new and existing credit card balances require changes to deferred interest plans; prescribe the manner in which payments may be applied to amounts due and penalty rates that may be charged on past due balances; and set permissible fees. We are already in compliance with some of its provisions. We currently believe implementation of the UDAP Rule may have a material adverse effect on our results of operations.

We anticipate increased and ongoing consumer protection activity at the Federal level regarding all areas involving consumer loans and products. For example, on January 6, 2009, legislation was introduced in the U.S. Senate that, if enacted as written, would impair our ability to collect the balance of mortgage loans if a borrower seeks relief to repay debts under a Chapter 13 bankruptcy plan. The “Helping Families Save Their Homes in Bankruptcy Act of 2009” (the “Act”) would provide bankruptcy courts with the authority to reduce the principal amount due under a mortgage loan; prohibit, reduce or delay interest rate adjustments; extend the maturity of loans to 40 years; and establish a fixed interest rate, plus a reasonable premium for risk as determined by the bankruptcy court. The Act also provides that if any violation of a Federal or state consumer protection law is found to have occurred with respect to any consumer debt, the entire claim for the debt in a Chapter 13 proceeding would not be permitted. The Act also contains provisions that would expand eligibility for Chapter 13 protections for borrowers whose mortgage debt exceeds the value of their home and by eliminating other conditions to such petitions. It is likely that some form of bankruptcy reform will be enacted and that the final law will have a negative effect upon our results, but it is not possible to assess the impact until the provisions are finalized.

Lawsuits and regulatory investigations and proceedings. HSBC USA or one of our subsidiaries is or may be named as a defendant in various legal actions, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. These or other future actions brought against us may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, adverse to us which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm. We anticipate that there will be increased litigation resulting from the mortgage market downturn and general economic downturn.

HSBC USA Inc.

Operational risks. Our businesses are dependent upon our ability to process a large number of complex transactions. If any of our financial, accounting, or other data processing and other record keeping systems and management controls fail or have other significant shortcomings, we could be materially adversely affected. HSBC North America will continue the implementation of several high priority systems improvements and enhancements in 2009, each of which may present increased or additional operational risk that may not be known until their implementation is complete.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include:

•	computer viruses or electrical or telecommunications outages;
•	natural disasters, such as hurricanes and earthquakes;
•	events arising from local or regional politics, including terrorist acts;
•	unforeseen problems encountered while implementing major new computer systems; or
•	global pandemics, which could have a significant effect on our business operations as well as on HSBC affiliates world-wide.

Such disruptions may give rise to losses in service to customers, an inability to collect our receivables in affected areas and other loss or liability to us.

We are similarly dependent on our employees. We could be materially adversely affected if an employee causes a significant operational break-down or failure, either as a result of human error or where an individual intentionally sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in diminished ability by us to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, all of which could materially adversely affect us.

In a company as large and complex as ours, lapses or deficiencies in internal control over financial reporting are likely to occur from time to time.

In recent years, instances of identity theft and fraudulent attempts to obtain personal and financial information from individuals and from companies that maintain such information pertaining to their customers have become more prevalent. Use of the internet for these purposes has also increased. Such acts can have the following possible impacts:

•	threaten the assets of our customers;
•	negatively impact customer credit ratings;
•	impact customers’ ability to repay loan balances;
•	increase costs for us to respond to such threats and to enhance its processes and systems to ensure maximum security of data; or
•	damage our reputation from public knowledge of intrusion into its systems and databases.

In addition, there is the risk that our controls and procedures as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	raising the minimum payment on credit card accounts;
•	determinations to acquire or sell credit card receivables, residential mortgage loans and other loans;
•	changes to our customer account management and risk management/ collection policies and practices;
•	increasing investment in technology, business infrastructure and specialized personnel; or
•	outsourcing of various operations.

HSBC USA Inc.

Risk management. We seek to monitor and manage our risk exposure through a variety of separate but complementary financial, credit, market, operational, compliance and legal reporting systems, including models and programs that predict loan delinquency and loss. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, and prepare contingency plans in anticipation of developments, those techniques and plans and the judgments that accompany their application are complex and cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage all significant risks we face is an important factor that can significantly impact our results.

Management projections, estimates and judgments. Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, the fair market value of certain assets and liabilities, and reserves related to litigation, among other items. Loan loss reserve estimates and certain asset and liability valuations are judgmental and are influenced by factors outside our control. To the extent historical averages of the progression of loans into stages of delinquency and the amount of loss realized upon charge-off are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in the historical model, unexpected additional losses could result. Similarly, to the extent assumptions employed in measuring fair value of assets and liabilities not supported by market prices or other observable parameters do not sufficiently capture their inherent risk, unexpected additional losses could result.

Another example in which management judgment is significant is in the evaluation of the recognition of deferred tax assets and in the determination of whether there is a need for a related valuation allowance. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. We evaluate our deferred tax assets for recoverability using a consistent approach based on available evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC as a necessary part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws. Included in our forecasts are assumptions regarding our estimate of future expected credit losses. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. Based on our forecasts of future taxable income, we currently anticipate that it is more likely than not that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, if future events differ from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our results of operations, financial condition and capital position. See Note 19, “Income Taxes” in the accompanying consolidated financial statements for additional discussion of our deferred taxes/assets.

Changes in accounting standards. Our accounting policies and methods are fundamental to how we record and report our financial condition and the results of operations. From time to time, the Financial Accounting Standards Board (“FASB”), the International Accounting Standards Board (“IASB”), the SEC and our bank regulators, including the Office of Comptroller of the Currency and the Federal Reserve, change the financial accounting and reporting standards and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.

HSBC USA Inc.

Employee retention. Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. The significant losses recognized by the Company and the expectation of continued weakness in the general economy could raise concerns about key employees’ compensation and promotional opportunities. The current weakness in the employment market generally, and in financial services in particular, mitigates the risk of employee turnover to some extent. However, if key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable in HSBC to fill these roles, our ability to manage through the difficult economy may be hindered or impaired.

Reputational risk. Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	appropriately addressing potential conflicts of interest;
•	legal and regulatory requirements;
•	ethical issues;
•	adequacy of anti-money laundering processes;
•	privacy issues;
•	record keeping;
•	sales and trading practices;
•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent in products offered; and
•	general company performance.

The failure to address these issues appropriately could make our customers unwilling to do business with us, which could adversely affect our results of operations.

Pension Risk. Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. We are responsible for providing approximately 60% of the financial support required by the plan. In 2008, the plan had allocated assets between three primary strategies: domestic equities, international equities and fixed income. During this period, domestic and international equity indices declined between 30% and 45% while interest rates also declined. The combination of negative equity returns and positive fixed income returns resulted in an overall reduction in plan assets of 24% in 2008. This decline, when combined with an increase in the projected benefit obligation, resulted in an under-funded status as defined by the Pension Protection Act (“PPA”). The projected benefit obligation and the accumulated benefit obligation exceeded the fair value of the plan assets by $1.0 billion and $760 million, respectively, at December 31, 2008. As this obligation relates to the HSBC North America pension plan, only a portion of this deficit should be considered our responsibility. We and other HSBC North American affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the PPA. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. Further reductions in plan asset values and/or reductions in interest rates could increase the under-funded status of the plan and require us to provide additional financial support.

Acquisition Integration. We have in the past, and may again in the future, seek to grow our business by acquiring other businesses or loan portfolios. There can be no assurance that acquisitions will have the anticipated positive results, including results relating to:

•	the total cost of integration;
•	the time required to complete the integration;
•	the amount of longer-term cost savings; or
•	the overall performance of the combined entity.

HSBC USA Inc.

Integration of an acquired business can be complex and costly, and may sometimes include combining relevant accounting, data processing and other record keeping systems and management controls, as well as managing relevant relationships with clients, suppliers and other business partners, as well as with employees.

There is no assurance that any businesses or portfolios acquired in the future will be successfully integrated and will result in all of the positive benefits anticipated. If we are not able to successfully integrate acquisitions, there is the risk that its results of operations could be materially and adversely affected.

Item 1B. Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2008.

Item 2. Properties.

The principal executive offices of HSBC USA and HBUS are located at 452 Fifth Avenue, New York, New York 10018, which is owned by HBUS. The main office of HBUS is located at 1800 Tysons Blvd., Suite 50, McLean, Virginia 22102. HBUS has more than 389 other banking offices in New York State, 23 branches in California, 20 branches in Florida, 19 branches in New Jersey, 11 branches in Connecticut, five branches in Virginia, three branches in Maryland and Washington, two branches in Pennsylvania and one branch each in Delaware and Texas. Approximately 28 percent of these offices are located in buildings owned by HBUS and the remaining are located in leased premises. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in states other than New York, none of which are materially important to the respective activities. HBUS also owns properties in Montevideo, Uruguay and Punta del Este, Uruguay.

Item 3. Legal Proceedings.

General

We are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Due to uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. We believe that our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future period depending on our income level for that period.

Credit Card Litigation

Since June 2005, HBUS, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery and motion practice. At this time, we are unable to quantify the potential impact from this action, if any.

HSBC USA Inc.

DataTreasury Litigation

HBUS and HSBC North America are among the more than 50 defendants named in an action filed in the U.S. District Court for the Eastern District of Texas: DataTreasury Corporation v. Wells Fargo, et al. This suit alleges that the named entities infringed certain DataTreasury Corporation patents, including patents covering image capture, centralized processing and electronic storage of document and check information. DataTreasury Corporation seeks unspecified damages and injunctive relief in both cases. We are unable to quantify the potential impact from this action, if any.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

HSBC USA Inc.

Item 6. Selected Financial Data

Year Ended December 31	2008	2007	2006	2005	2004

		(dollars are in millions)

Statement of (Loss) Income Data:
Net interest income	$4,326	$3,398	$3,081	$3,063	$2,741
Provision for credit losses	2,543	1,522	823	674	(17)
Total other (losses) revenues	(768)	1,847	2,563	1,911	1,319
Total operating expenses	3,623	3,586	3,255	2,758	2,101
Income (benefit) tax expense	(919)	(1)	530	566	718

Net (loss) income	$(1,689)	$138	$1,036	$976	$1,258

Balance Sheet Data as of December 31:
Loans:
Commercial loans	$37,429	$36,835	$29,380	$27,650	$22,972
Consumer loans	43,684	53,721	56,134	58,127	60,221

Total loans	$81,113	$90,556	$85,514	$85,777	$83,193
Loans held for sale	$4,431	$5,270	$4,723	$4,565	$1,754
Total assets	185,569	187,965	164,817	151,584	141,050
Total tangible assets	182,889	186,041	162,054	148,845	138,310
Total deposits	119,038	116,170	102,146	90,292	79,981
Long-term debt	22,089	28,268	29,252	29,595	23,839
Common shareholder’s equity	11,152	9,672	10,571	10,278	10,366
Tangible common shareholder’s equity	9,258	7,297	8,034	7,562	7,611
Total shareholders’ equity	12,717	11,237	12,261	11,594	10,866

Selected Financial Ratios:
Total shareholders’ equity to total assets	6.85%	5.97%	7.44%	7.65%	7.70%
Tangible common shareholder’s equity to total tangible assets	5.06	3.92	4.96	5.08	5.50
Total capital to risk weighted assets	12.04	11.29	12.58	12.53	12.53
Tier 1 capital to risk weighted assets	7.60	7.12	8.58	8.25	8.34
Rate of return on average :
Total assets	(.92)	.08	.64	.66	1.12
Total common shareholder’s equity	(17.58)	.37	9.03	8.78	16.35
Net interest margin to average earning assets	2.92	2.36	2.26	2.49	3.00
Efficiency ratio	101.82	68.34	57.66	55.44	51.73
Commercial allowance as a percent of loans(1)	1.53	.81	.73	.64	.85
Commercial net charge-off ratio(1)	.42	.39	.35	.02	(.03)
Consumer allowance as a percent of loans(1)	4.18	2.07	1.22	1.15	.98
Consumer net charge-off ratio(1)	2.83	1.65	1.19	1.01	.23

(1)	Excludes loans held for sale.

Significant trends and transactions that impacted net (loss) income for 2008 and 2007 are summarized in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Results of Operations.”

HSBC USA Inc.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Organization and Basis of Reporting

HSBC USA Inc. (“HSBC USA” and, together with its subsidiaries, “HUSI”), is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”) which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HUSI may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us’’ or “our”.

2008 Events

•	The adverse financial market conditions that we first began to experience in the second half of 2007, particularly in the U.S. mortgage and credit markets, have continued throughout 2008. The continued financial market disruptions have resulted in significantly wider credit spreads and severely diminished liquidity. These adverse conditions intensified toward the end of the third quarter of 2008 as credit conditions and market liquidity rapidly deteriorated further causing increased levels of volatility and stress in the marketplace leading to further consolidation within the financial services industry. These adverse conditions led to significant declines in our trading revenue and other revenues in 2008 and resulted in significant write-downs in the carrying value of several asset classes, including asset-backed securities held for trading purposes, sub-prime residential mortgage loans held for sale, credit derivative products, including derivative contracts with monoline insurance companies, and securities available for sale. Volatility with respect to certain capital markets activities remains elevated and we expect these conditions to continue to adversely impact our results into 2009, the degree of which remains uncertain.

A summary of the significant losses associated with these market conditions that contributed to the decrease in revenues in 2008 and 2007 is presented in the following table:

	Year Ended December 31,
	2008	2007

	(in millions)

Insurance monoline structured credit products	$1,001	$287
Other structured credit products	1,623	(22)
Mortgage loans held for sale	556	422
Other than temporary impairment on securities available for sale	231	-
Leverage acquisition finance loans held for sale	431	85

Total	$3,842	$772

The recent market events have created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and control credit risk with formal standards, policies and procedures that are designed to ensure that credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements at December 31, 2008.

•	The deteriorating economy continued to impact the credit quality of our consumer loan portfolio throughout 2008 which resulted in a significant increase in our provision for credit losses. Depreciating home prices, rising unemployment and tighter credit resulted in higher levels of bankruptcy filings as well as higher levels of delinquency and charge-off in our consumer loan portfolios. Provision for credit losses on our commercial loan portfolio also increased due to higher levels of criticized assets and overall deterioration in the outlook for the economy which has led to customer credit downgrades across all commercial business lines.

HSBC USA Inc.

•	As part of our initiative to reduce our residential mortgage loan exposure, we sold approximately $7 billion of prime mortgage loans to third parties in 2008 and recognized a net gain of $17 million. We also continued to sell the majority of new mortgage loan originations to government sponsored enterprises and private investors. Additionally in November 2008, we announced that we would exit the wholesale/correspondent channel of our mortgage business and focus attention on our retail sales channel. This decision did not have a material impact on our operations in 2008 and will not have a significant impact on our operations going forward.

•	Throughout 2008, we continued to review our expense base in an effort to create a more streamlined organization, reduce expense growth, and provide capacity for future business initiatives. This focus, which began in earnest in 2007, includes improving workforce management, consolidating certain functions where appropriate, and increasing the use of HSBC’s global resourcing capabilities. Severance expense of $26 million and $21 million has been recognized in 2008 and 2007, respectively, as a result of this effort.

•	As a result of difficult business conditions and volatility currently prevailing in the marketplace, we performed an interim goodwill impairment test for the Residential Mortgage reporting unit within the Personal Financial Services business segment during the third quarter of 2008. The results of this test showed that the carrying value of the Residential Mortgage reporting unit exceeded its fair value. As a result, we recorded a goodwill impairment charge of approximately $54 million in the third quarter of 2008, representing all of the goodwill allocated to this reporting unit.

•	On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) with the stated purpose of providing stability to, and preventing disruption in, the economy and financial system. As part of this initiative, in December 2008, we confirmed with the Federal Deposit Insurance Corporation (“FDIC”) that we would participate in the debt guarantee and transaction account guarantee components of the Temporary Liquidity Guarantee Program (“TLGP”). Pursuant to the debt guarantee component, participating issuers may issue senior unsecured debt up to a specified maximum prior to June 30, 2009 which will be guaranteed by the FDIC until the earlier of maturity of such debt or June 30, 2012. On February 10, 2009, the FDIC announced its plan to extend the latest issuance date for FDIC-guaranteed debt to October 31, 2009. In December 2008, we issued $2.7 billion of senior debt under this program. We will continue to evaluate additional market support and other initiatives as the details of the programs become available.

•	In 2008, our immediate parent, HSBC North America Inc. (“HNAI”), made three capital contributions to us totaling $3.6 billion in exchange for three shares of our common stock, of which $3.0 billion was subsequently contributed by us to our subsidiary, HSBC Bank, USA (“HBUS”) in exchange for three shares of HBUS common stock. These capital contributions were to support ongoing operations and to maintain capital levels that we believe are prudent in the current market environment.

•	Effective January 1, 2008, we adopted FASB Statement Number 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. The adoption of SFAS 159 resulted in an after-tax cumulative-effect reduction to the January 1, 2008 opening balance of retained earnings of $77 million. See Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” to the accompanying consolidated financial statements for further discussion on the adoption of SFAS 159.

•	Effective January 1, 2008, we adopted FASB Statement Number 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of value, sets out a framework for measuring fair value and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. The adoption of SFAS 157 resulted in an after-tax cumulative-effect increase to the January 1, 2008 opening balance of retained earnings of $36 million.

HSBC USA Inc.

•	In December 2008, HBUS entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (LSS) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HBUS by transferring the volatility to the affiliate.

2009 Event

•	In January 2009, we received regulatory approval to proceed with the purchase of a $6.3 billion portfolio of General Motors MasterCard receivables, a $6.1 billion portfolio of AFL-CIO Union Plus MasterCard/Visa credit card receivables and a $3 billion portfolio of auto finance receivables from HSBC Finance Corporation (“HSBC Finance”). HSBC Finance retained the customer account relationships associated with the credit card portfolios. We will purchase additional receivable originations generated under new and existing accounts on a daily basis at fair market value. HSBC Finance Corporation will service the purchased portfolios for a fee. The purchases help maximize the efficient use of liquidity at both entities. The purchases of these receivables were completed in early January 2009 for an aggregate purchase price of $15.0 billion, which included the assumption of approximately $6.1 billion of indebtedness. The consideration was determined based upon an independent valuation opinion. In connection with the purchases, we received capital contributions from HNAI in an aggregate amount of approximately $1.1 billion in January 2009. This amount, along with an additional $0.6 billion received by us from HNAI in December 2008, was subsequently contributed to our subsidiary, HBUS, to provide capital support for the receivables purchased. These transactions will have a significant impact on our operations beginning in 2009.

Performance and Trends

Our loss before income tax benefit was $2,608 million in 2008, compared to income before income tax expense of $137 million in 2007 and $1,566 million in 2006. Our net loss was $1,689 million in 2008, compared to net income of $138 million in 2007 and $1,036 million in 2006. Our 2008 results were impacted by significantly lower other revenues which declined $2,615 million in 2008, largely relating to a significant decrease in trading revenue due to the adverse financial market conditions discussed above, including a loss of $130 million reflecting our exposure resulting from clients that were impacted by the alleged fraud at Madoff Investment Securities (“Madoff”) and higher securities losses due to other-than-temporary impairment charges, as well as a higher provision for credit losses and modestly higher operating expenses. These reductions to revenue were partially offset by increased payments and cash management revenues, increased foreign exchange trading revenue, increased fees from the credit card receivable portfolio and the sale of MasterCard Class B shares, including gains on the related economic hedge as well as a gain on the sale of a portion of our investment in Visa Class B shares, which collectively increased revenues $217 million. We also realized $286 million in gains on the fair value of financial instruments and the related derivative contracts for which fair value option was elected. The overall decrease to revenues and increase to the provision for credit losses was partially offset by higher net interest income due to higher net interest margin driven by a lower cost of funds.

Our provision for credit losses increased $1,021 million in 2008, due primarily to growing delinquencies and charge-offs within the private label credit card portfolio as well as higher delinquency and credit loss estimates relating to home equity lines of credit, home equity loans and prime residential mortgage loans for which provisions increased markedly beginning in the second quarter as conditions in the housing markets worsened and the U.S. economy continued to deteriorate. Provisions for credit losses also increased for both loans and loan commitments in the commercial loan portfolio due to higher levels of criticized assets caused by customer credit downgrades and deteriorating economic conditions.

Net interest income was $4,326 million for 2008, an increase of 27% over 2007. This increase primarily resulted from higher balance sheet management income due in large part to positions taken in expectation of decreased funding rates. The reduction in the amortization of private label credit card premiums paid also resulted in increased net interest income. These increases were partially offset by narrowing of interest rate spreads on deposit products primarily due to competitive pressures as customers migrated to higher yielding deposit products, and the runoff of

HSBC USA Inc.

the residential mortgage and other consumer loan portfolios, including the sale of $7 billion of residential mortgage loans in 2008 as discussed above.

Operating expenses increased $37 million in 2008, an increase of 1% over 2007. Excluding one time impacts described below, operating expenses decreased year over year, largely due to lower headcount including the impact of global resourcing initiatives. During 2008, we experienced an increase in reserves related to off-balance sheet credit exposures, including letters of credit, unused commitments to extend credit and financial guarantees as well as increased FDIC assessment fees and higher debit card fraud expense. Operating expenses in 2008 also reflect the impact of several one-off items including a goodwill impairment charge, an increase in employee benefits expense resulting from a review of our employee benefit accruals and increased severance expense due to ongoing efficiency initiatives as discussed above.

2007 Compared to 2006

Net income decreased markedly in 2007 as compared with 2006 due to substantial declines in trading and other income and to increases in provisions for consumer loans and higher operating expenses. This was partially offset by higher net interest income. Revenues decreased significantly led by declines in trading revenues and negative valuation adjustments on assets held for sale, including substantial write-downs in the carrying value of several asset classes, including sub-prime residential mortgage and leveraged commercial loans held for sale and credit derivative products, including derivative contracts with monoline insurance companies. The decrease was partially offset by gains on sale of a portion of our investment in certain MasterCard Class B shares, increased fees from credit card receivable portfolios, payments and cash management revenues and increased trading revenue from the foreign exchange desk.

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

Net interest income was higher in 2007, primarily resulting from growth in the private label credit card portfolio, reduced amortization of the initial premium paid for the portfolio and a more refined income recognition methodology on promotional balances. In addition, retail and commercial business expansion initiatives led to growth in deposits and commercial loans. These increases were partially offset by narrowing of interest rate spreads on core banking products primarily due to competitive pressures and lower interest income from residential mortgage loans due to the impact of balance sheet initiatives to reduce the portfolio. Operating expenses were negatively impacted in 2007 by a $70 million litigation charge related to Visa as well as higher salaries, marketing and other direct expenses related to business expansion initiatives in the retail and commercial businesses, as well as higher technology and other costs to support the build-out of enhanced product and service platforms.

Credit Quality

Our allowance for credit losses as a percentage of total loans increased to 2.96 percent at December 31, 2008 from 1.56 percent at December 31, 2007. The increase was primarily attributable to a higher allowance on our credit card portfolio due in part to higher delinquency and charge-off levels as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued deterioration in the U.S. economy including rising unemployment levels and lower recovery rates on defaulted loans. Our allowance for credit losses on residential mortgage loans also increased due to the continued deterioration of the housing market, particularly as it relates to our home equity lines of credit and home equity loans, as did our allowance on commercial loans, including our commercial real estate portfolio due to customer credit downgrades and economic pressures.

Net charge-offs as a percentage of average loans for 2008 increased 60 basis points from 2007 to 1.79 percent, with increases in all consumer loan categories due to the factors described above. Criticized asset balances also increased $3.3 billion in 2008 to $7.2 billion due largely to deteriorating economic conditions.

HSBC USA Inc.

Funding and Capital

Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 7.60 percent at December 31, 2008 and 7.12 percent at December 31, 2007. Our capital levels reflect capital contributions of $3.6 billion in 2008 and $4 million in 2007 from HNAI and remain well above levels established by current banking regulations as “well capitalized.”

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC USA and its ultimate parent HSBC committed that HBUS will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, HSBC USA and HSBC made certain additional capital commitments to ensure that HBUS holds sufficient capital with respect to purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act.

Future Prospects

Our operations are dependent upon access to the global capital markets and our ability to attract and retain deposits. Numerous factors, both internal and external, may impact our access to, and the costs associated with, both sources of funding. These factors may include our debt ratings, overall economic conditions, overall market volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base. In 2008, the credit and capital markets were severely disrupted and the markets continue to be highly risk averse and reactionary. As the year progressed, new issue term debt markets were extremely challenging with issues attracting substantially higher rates of interest than had historically been experienced. Late in the year, several larger financial sector issuers accessed term debt funding with support of the FDIC’s Debt Guarantee Program. Credit spreads on existing debt for all issuers traded at historically wide levels with the most pressure on financial sector spreads. While corporate credit spreads remain at historically wide levels, the significant level of Federal Reserve and U.S. Treasury intervention intended to strengthen market stability and enhance market liquidity appears to be having an impact on debt markets in early 2009.

While market conditions have been challenging, we have experienced an increase in deposits and have benefited from customers moving funds to larger, well-capitalized institutions. We have also taken direct actions to enhance our liquidity position in 2008, through the issuance of $7.4 billion in long-term debt through December 31, 2008, including the issuance of $2.7 billion of senior debt in December under the FDIC’s Debt Guarantee Program. It remains unclear when the current market conditions will subside. However, our liquidity position enables us to meet our liquidity requirements and customer needs.

Our results are also impacted by general economic conditions, including unemployment, the strength of the housing market and interest rates, all of which are beyond our control. When unemployment increases or changes in the rate of home value appreciation or depreciation occurs, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect both the rates we charge to our customers and the rates we must pay on our borrowings. The primary risks to achieving our business goals in 2009 are largely dependent upon macro-economic conditions, which includes a weak housing market, rising unemployment rates, the length and depth of the U.S. economic recession, a reduction in consumer spending, continued volatility in the capital and debt markets and our ability to attract and retain customers, loans and deposits, all of which could impact trading and other revenue, net interest income, loan volume, charge-off and ultimately our results of operations.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

HSBC USA Inc.

International Financial Reporting Standards (IFRSs)  Because HSBC reports results in accordance with IFRSs and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs. The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRS basis.

Year Ended December 31	2008	2007	2006

	(in millions)

Net (loss) income – U.S. GAAP basis	$(1,689)	$138	$1,036
Adjustments, net of tax:
Unquoted equity securities	(64)	58	26
Fair value option	-	124	(49)
Fair value option – LAF loan reclass	214	-	-
Securities	297	-	-
Derivatives	10	-	-
Loan origination	7	15	-
Loan impairment	1	3	(2)
Purchase accounting/deferred taxes	-	-	(21)
Stock based compensation	-	-	(5)
Property	16	13	(1)
Pension costs	1	16	6
Servicing assets	(2)	-	-
Goodwill	6	-	-
Other	(5)	19	(8)

Total adjustments, net of tax	481	248	(54)

Net (loss) income – IFRS basis	$(1,208)	$386	$982

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

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

Fair value option – LAF loan reclass – Certain Leverage Acquisition Finance (LAF) loans were classified as “Trading Assets” for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to “loans and advances” as of July 1, 2008 under IFRSs pursuant to an amendment to IAS 39. Under U.S. GAAP, loans are classified as “held for sale” and carried at fair value due to the irrevocable nature of the fair value option.

Securities – Certain securities were reclassified from “trading assets” to “loans and receivables” under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39, and are no longer marked to market. In November 2008,

HSBC USA Inc.

additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.

Under IFRSs, securities also include HSBC shares held for stock plans at fair value. These shares held for stock plans are recorded at fair value through other comprehensive income. During 2008, it was determined these shares were impaired and, as a result, the fair value loss recorded in other comprehensive income was reversed and recognized in profit and loss.

Derivatives – Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to allow up-front recognition of the difference between transaction price and fair value in the consolidated statement of income (loss). Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized 1) over the period of contract, 2) when the data becomes observable, or 3) when the contract is settled. In the current period this has caused the net income under U.S. GAAP to be higher than under IFRSs.

Deferred loan origination costs and fees – Under IFRSs, loan origination cost deferrals are more stringent and result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation, while under U.S. GAAP they may be recognized on either a contractual or expected life basis.

Loan impairment – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous consumer loans which requires the incorporation of the time value of money relating to recovery estimates. Also under IFRSs, future recoveries on charged-off loans are accounted for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Interest is recorded based on collectability under IFRSs.

Under U.S. GAAP the credit risk component of the lower of cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the consolidated statement of income (loss) as provision for credit losses. There is no similar requirement under IFRSs.

Purchase accounting/deferred taxes – Under IFRSs, subsequent changes to deferred tax estimates recorded to recognize differences between the tax basis and the cost basis of assets and liabilities acquired in a purchase business combination are adjusted to current period earnings. Under U.S. GAAP, changes in tax estimates of the basis in assets and liabilities or other tax estimates recorded at the date of acquisition are adjusted against goodwill.

Stock-based compensation – Under IFRSs, when annual bonuses are paid in restricted shares and the employee must remain with HSBC for a fixed period in order to receive the shares, the award is expensed over that period. Under U.S. GAAP, for awards made before July 1, 2005, SFAS 123, “Accounting for Stock Based Compensation” requires that compensation cost be recognized over the period(s) in which the related employee services are rendered. We interpreted this service period as the period to which the bonus relates. For 2005 bonuses, awarded in early 2006, we followed SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is consistent with IFRSs in requiring that restricted bonuses are expensed over the period the employee must remain with the company. However, SFAS 123R only applies to awards made after the date of adoption, which was July 1, 2005.

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

HSBC USA Inc.

Servicing assets – Under IAS 38, servicing assets are initially recorded on the balance sheet at cost and amortized over the projected life of the assets. Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings. Under U.S. GAAP, we generally record servicing assets on the balance sheet at fair value. All subsequent adjustments to fair value are reflected in current period earnings.

Goodwill – IFRSs and U.S. GAAP require goodwill to be tested for impairment at least annually, or more frequently if circumstances indicate that goodwill may be impaired. However, goodwill was amortized for IFRSs until 2005, but only until 2002 for U.S. GAAP, which resulted in a lower carrying amount of goodwill under IFRSs. During the third quarter of 2008, we performed an interim goodwill impairment test and determined that goodwill was impaired for the Residential Mortgage reporting unit, which is part of our PFS segment. Due to the lower carrying amount under IFRSs, the impact of the impairment charge was lower than under U.S. GAAP.

Other – In 2008, other includes the impact of differences associated with a timing difference with respect to the adoption of SFAS 157 for U.S. GAAP which resulted in the recognition of $10 million of net income relating to structured products. Other also includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material for the years ended December 31, 2008, 2007 and 2006.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. We believe our policies are appropriate and fairly present the financial position of HSBC USA Inc.

The significant accounting policies used in the preparation of our consolidated financial statements are more fully described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” to the accompanying consolidated financial statements. Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by our management, including the use of estimates and assumptions. We base and establish our accounting estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Because changes in such estimates and assumptions could significantly affect our reported financial position or results of operations, detailed policies and control procedures have been established to ensure that valuation methods, including judgments made as part of such methods, are well controlled, independently reviewed, and applied consistently from period to period.

We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below require critical accounting estimates involving a high degree of judgment and complexity. Our management has discussed the development and selection of these critical accounting policies with our external auditors and the Audit Committee of our Board of Directors, including the underlying estimates and assumptions, and the Audit Committee has reviewed our disclosure relating to these accounting policies and practices in this MD&A.

Allowance for Credit Losses – Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed when they become contractually due. Consequently, we maintain an allowance for credit losses at a level that we consider adequate, but not excessive, to cover our estimate of probable losses in the existing loan portfolio. Allowance estimates are reviewed periodically, and adjustments are reflected through the provision for credit losses in the period when they become known. The accounting estimate relating to the allowance for credit losses is a “critical accounting estimate” for the following reasons:

•	Changes in such estimates could significantly impact our allowance and provision for credit losses and therefore, could materially affect net income;
•	Estimates related to the reserve for credit losses require us to project future delinquency and charge off trends, which are uncertain and require a high degree of judgment; and
•	The allowance for credit losses is influenced by factors outside of our control such as customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment rates, bankruptcy trends and changes in laws and regulations all of which have an impact on our estimates.

HSBC USA Inc.

Because our estimate of the allowance for credit losses involves judgment and is influenced by factors outside of our control such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable net credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, portfolio seasoning, bankruptcy trends, trends in housing markets, delinquency rates and the flow of loans through various stages of delinquency, the realizability of any collateral and actual loss exposure. Changes in estimates could significantly impact our allowance and provision for credit losses. For example, a 10% change in our projection of probable net credit losses on our loans could have resulted in a change of approximately $240 million in our allowance for credit losses at December 31, 2008. The allowance for credit losses is a critical accounting estimate for our Consumer Finance, Personal Financial Services, Commercial Banking and Global Banking and Markets segments.

Our allowance for credit losses is based on estimates and is intended to be adequate but not excessive. The allowance for credit losses is regularly assessed for adequacy through a detailed review of the loan portfolio. The allowance is comprised of two balance sheet components:

•	The allowance for credit losses, which is carried as a reduction to loans on the balance sheet, includes reserves for inherent probable losses associated with all loans outstanding; and
•	The reserve for off-balance sheet risk, which is recorded in other liabilities, includes probable and reasonably estimable losses arising from off-balance sheet arrangements such as letters of credit and undrawn commitments to lend.

Both types of reserves include amounts calculated for specific individual loan balances and for collective loan portfolios depending on the nature of the exposure and the manner in which risks inherent in that exposure are managed.

•	All commercial loans that exceed $350,000 are evaluated individually for impairment. When a loan is found to be “impaired,” a specific reserve is calculated. Reserves against impaired loans are determined primarily by an analysis of discounted expected cash flows with reference to independent valuations of underlying loan collateral and considering secondary market prices for distressed debt where appropriate.
•	Loans which are not individually evaluated for impairment are pooled into homogeneous categories of loans and evaluated to determine if it is deemed probable, based on historical data, that a loss has been realized even though it has not yet been manifested in a specific loan.

For consumer receivables and certain small business loans, we utilize a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately be charged-off based on recent historical experience. These estimates also take into consideration the loss severity expected based on the underlying collateral for the loan, if any, in the event of default. In addition, loss reserves are maintained on consumer receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing the allowance for credit losses on consumer receivables include recent growth, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters. We also consider key ratios such as number of months of loss coverage in developing our allowance estimates. The resulting loss coverage ratio varies by portfolio based on inherent risk and, where applicable, regulatory guidance. Roll rates are regularly updated and benchmarked against actual outcomes to ensure that they remain appropriate.

An advanced credit risk methodology is utilized to support the estimation of losses inherent in pools of homogeneous commercial loans, leases and off-balance sheet risk. This methodology uses the probability of default from the customer rating assigned to each counterparty, the “Loss Given Default” rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. A suite of models, tools and templates is maintained using quantitative and statistical techniques, which are combined

HSBC USA Inc.

with management’s judgment to support the assessment of each transaction. These were developed using internal data and supplemented with data from external sources which was judged to be consistent with our internal credit standards. These advanced measures are applied to the homogeneous credit pools to estimate the reserves required.

The results from the advanced commercial analysis, consumer roll rate analysis and the specific impairment reserving process are reviewed each quarter by a Credit Reserve Committee co-chaired by the Chief Financial Officer and Co-Chief Credit Officers. This committee also considers other observable factors, both internal and external to us in the general economy, to ensure that the estimates provided by the various models adequately include all known information at each reporting period. Loss reserves are maintained to reflect the committee’s judgment of portfolio risk factors which may not be fully reflected in statistical models or when historical trends are not reflective of current inherent losses in the loan portfolio. The credit reserves and the results of the Credit Reserve Committee are reviewed with our Credit Risk Management Committee and the Board of Directors’ Audit Committee each quarter.

Goodwill Impairment – Goodwill is not subject to amortization but is tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including the goodwill. Significant and long-term changes in industry and economic conditions are considered to be primary indicators of potential impairment.

The impairment testing of our goodwill is a “critical accounting estimate” due to the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management’s judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the risk adjusted cost of capital used to discount future cash flows. The risk adjusted cost of capital percentage is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of that used by market participants which involves management’s judgment. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible such estimate could change. When management’s judgment is that the anticipated cash flows have decreased and/or the cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value is determined to be lower than the carrying value, an impairment charge will be recorded and net income will be negatively impacted.

Impairment testing of goodwill requires that the fair value of each reporting unit be compared to its carrying amount. Reporting units were identified based upon an analysis of each of our individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying value of each reporting unit based on its relative fair value.

We have established July 1 of each year as the date for conducting our annual goodwill impairment assessment. Fair value calculations used in goodwill impairment testing are also tested for sensitivity to reflect reasonable variations, including stress testing of certain attributes such as cost saves, terminal values and the discount rate. Results of these tests are taken into consideration by management during the review of the annual goodwill impairment test.

As previously discussed, during the third quarter of 2008, we performed an interim goodwill impairment test for the Residential Mortgage reporting unit within the Personal Financial Services business segment. The results of this test showed that the carrying value of the Residential Mortgage business exceeded its fair value and therefore the goodwill allocated to this reporting unit was considered to be impaired. As a result, we recorded a goodwill impairment charge of approximately $54 million in the third quarter of 2008 representing all of the goodwill allocated to this reporting unit.

As a result of the continued deterioration in economic and credit conditions in the U.S., we performed an interim impairment test of the goodwill of our Global Banking and Markets reporting unit as of December 31, 2008. As a result of this test, the fair value of our Global Banking and Markets reporting unit continues to exceed its carrying

HSBC USA Inc.

value including goodwill. However, the goodwill impairment testing performed for our Global Banking and Markets reporting unit is highly sensitive to the assumptions and estimates used, and it is possible that the outcomes in the future could be different from the assumptions and estimates made during our December 31, 2008 interim impairment test. In the event of further significant deterioration in the economic and credit conditions beyond the levels already reflected in the cash flow forecasts, an interim goodwill impairment test would be required. Additionally, to the extent that changes in the strategy or performance of our business or product offerings occur, an interim impairment test for the impacted businesses would be required. If this interim impairment test indicated a further deterioration in cash flow forecasts and the future outlook was sufficiently severe, this would impact discount rates and could result in a material impairment to the carrying amount of the goodwill in the future.

Valuation of Financial Instruments – A substantial portion of our financial assets and liabilities are carried at fair value. These include trading assets and liabilities, including derivatives held for trading, derivatives used for hedging, and securities available for sale. Loans held for sale, which are carried at the lower of amortized cost or fair value, are also reported at fair value when their amortized cost exceeds their current fair value.

We adopted SFAS 157 effective January 1, 2008. SFAS 157 clarifies the definition of fair value and establishes a valuation framework which maximizes the use of observable inputs. Where available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is determined using internally developed valuation models based on inputs that are either directly observable or derived from and corroborated by market data. Level 2 inputs include, but not limited to, interest rate yield curves, option volatilities, option adjusted spreads and currency rates. Where neither quoted market prices nor observable market parameters are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management’s expectation that market participants would use in determining the fair value of the asset or liability. However, these unobservable inputs must incorporate market participants’ assumptions about risks in the asset or liability and the risk premium required by market participants in order to bear the risks. The determination of appropriate unobservable inputs requires exercise of management judgment. A significant majority of our assets and liabilities that are reported at fair value are measured based on quoted market prices and observable market-based or independently-sourced inputs.

We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of the inputs to a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets (including assets measured at the lower of cost or fair value) were 6.3 percent of total assets at December 31, 2008. Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or changes in common shareholder’s equity recorded for a particular financial instrument. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value see “Fair Value.”

The following is a description of the significant estimates used in the valuation of financial assets and liabilities for which quoted market prices and observable market parameters are not available.

Complex Derivatives Held for Trading

Fair value for the majority of our derivative instruments are based on internally developed models that utilize independently sourced market parameters. For complex or long-dated derivative products where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about the timing of cash flows and credit spreads. The fair values of certain structured credit and structured equity derivative products are sensitive to unobservable inputs such as default correlations and volatilities. These estimates are susceptible to significant changes in future periods as market conditions evolve.

We may adjust certain fair value estimates determined using valuation models to ensure that those estimates appropriately represent fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as market liquidity and counterparty credit risk. Where relevant, a liquidity adjustment is applied to determine the measurement of an asset or a liability that is required to be reported at fair

HSBC USA Inc.

value. Assessing the appropriate level of liquidity adjustment requires management judgment and is often affected by the product type, transaction-specific terms and the level of liquidity for the product in the market. SFAS 157 clarifies that the fair value of a liability should reflect the entity’s non-performance risk. For financial liabilities including derivatives measured at fair value, we consider the effect of our own credit risk on the fair value of a financial liability. In assessing the credit risk relating to derivative assets and liabilities, we take into account the impact of risk mitigants including, but not limited to, master netting agreement and collateral arrangements. Finally, other transaction specific factors such as the selection of valuation models available, the range of unobservable model inputs and other model assumptions can affect fair value estimates. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

Derivatives Held for Hedging

Derivatives designated as qualified hedges are tested for effectiveness of the hedge. For these transactions, assessments are made at the inception of the hedge and on a recurring basis, whether the derivative used in the hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using statistical regression analysis.

If we determine as a result of this assessment that a derivative is not expected to be a highly effective hedge or that it has ceased to be a highly effective hedge, hedge accounting is discontinued as of the quarter in which such determination was made. The assessment of the effectiveness of the derivatives used in hedging transactions is considered to be a “critical accounting estimate” due to the use of statistical regression analysis in making this determination. Similar to discounted cash flow modeling techniques, statistical regression analysis requires the use of estimates regarding the amount and timing of future cash flows which are susceptible to significant changes in future periods based on changes in market rates. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur as well as selecting a convention for the treatment of credit spreads in the analysis.

The outcome of the statistical regression analysis serves as the foundation for determining whether or not a derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings.

Loans held for sale

Certain residential mortgage whole loans are classified as held for sale and are accounted for at lower of cost or fair value. The fair value of certain of these loans is determined based on valuations of mortgage-backed securities that would be observed in a hypothetical securitization adjusted for dissimilarity in the underlying collateral, market liquidity, and direct transaction costs to convert mortgage loans into securities. During the recent market turmoil, pricing information on mortgage related assets became less available. In an inactive market where securitizations of mortgage whole loans may not regularly occur, we utilize alternative market information by reference to different exit markets to determine or validate the fair value of our mortgage whole loans. The determination of fair value for mortgage whole loans takes into account factors such as the locations of the collateral, the loan-to-value ratio, the estimated rate and timing of delinquency, the probability of foreclosure and loss severity if foreclosure does occur.

Loans elected for the fair value option

We elected to measure certain leveraged finance loans and commercial loans at fair value under SFAS 159. Where available, market-based consensus pricing obtained from independent sources is used to estimate the fair value of leveraged loans. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayments, defaults, and recoveries, discounted at management’s estimate of the rate that would be required by market participants in the current market conditions. We also consider the specific loan characteristics and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value. Continued lack of liquidity in credit markets has resulted in a significant decrease in the availability of

HSBC USA Inc.

observable market data, which has resulted in an increased level of management judgment required to estimate fair value for loans held for sale.

Structured Deposits and Structured Products

Certain hybrid instruments, primarily structured notes and structured certificates of deposit, were elected to be measured at fair value in their entirety under SFAS 159. As a result, derivative features embedded in those instruments are included in the fair value measurement of the instrument. Depending on the complexity of the embedded derivative, the same elements of valuation uncertainty and adjustments described in derivative section above would apply to hybrid instruments. Additionally, cash flows for the funded notes and deposits are discounted at the appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to these instruments are derived from the spreads at which institutions of similar credit standing would be charged for issuing similar structured instruments as of the measurement date.

Own debt issuances for which the fair value option has been elected are traded in the OTC market. The fair value of our own debt issuances is determined based on the observed prices for the specific debt instrument transacted in the secondary market. To the extent the inputs are observable, less judgment is required in determining the fair value.

Asset-backed securities

Mortgage-backed securities and other asset-backed securities including Collateralized Debt Obligations (CDOs) and Collateralized Loan Obligations (CLOs) are classified as either available for sale or held for trading and are measured at fair value. The fair value measurements of these asset classes are primarily determined or validated by inputs obtained from independent pricing sources adjusted for the differences in the characteristics and performance of the underlying collateral. During the recent credit crisis, the valuations of certain mortgage-backed and asset-backed securities have become less transparent. For these securities, internal valuation estimates are used to validate the pricing information obtained from independent pricing sources based on information derived from observable and unobservable inputs.

We have established a control framework designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. Controls over the valuation process are summarized in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Fair Value.”

Because the fair value of certain financial assets and liabilities are significantly impacted by the use of estimates, the use of different assumptions can result in changes in the estimated fair value of those assets and liabilities, which can result in equity and earnings volatility as follows:

•	Changes in the fair value of trading assets and liabilities are recorded in current period earnings;
•	Changes in the fair value of securities available for sale are recorded in other comprehensive income;
•	Changes in the fair value of loans held for sale below their amortized cost are recorded in current period earnings;
•	Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings; and
•	Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent of its effectiveness, until earnings are impacted by the variability of cash flows from the hedged item.

Mortgage Servicing Rights (“MSRs”) – We recognize the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. As permitted by Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets”, (“SFAS 156”), we have elected to initially value Mortgage Servicing Rights (“MSRs”) at fair value at the time the related loans are sold and subsequently measure MSRs at fair value at each reporting date with changes in fair value reflected in income in the period that the changes occur.

MSRs are subject to interest rate risk in that their fair value will fluctuate as a result of changes in the interest rate environment. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. These

HSBC USA Inc.

assumptions include expected prepayments, default rates and market-based option adjusted spreads. The estimate of fair value is considered to be a “critical accounting estimate” because the assumptions used in the valuation models involve a high degree of subjectivity that is dependent upon future interest rate movements. The reasonableness of these pricing models is periodically validated by reference to external independent broker valuations and industry surveys.

Because the fair values of MSRs are significantly impacted by the use of estimates, the use of different estimates can result in changes in the estimated fair values of those MSRs, which can result in equity and earnings volatility because such changes are reported in current period earnings.

Deferred Tax Assets  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances, totaled $1.6 billion and $1.1 billion as of December 31, 2008 and 2007, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws, we have included the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

We are in a cumulative book taxable loss position for the three-year period ended December 31, 2008. The realization of our deferred tax assets is largely dependent upon the generation of sufficient future taxable income. For purposes of evaluating the establishment of a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion or all of our deferred tax assets in the future. In assessing the nature of our cumulative book taxable loss position, we evaluated the factors contributing to these losses and analyzed whether these factors were temporary or indicative of a permanent decline in our earnings. We determined that our three-year cumulative book taxable loss position was caused primarily by an increase in our credit losses due to the current housing and credit market conditions and the continued weakening in the U.S. economy, as well as write downs due to the volatile capital markets.

Based on our forecasts of future taxable income, which include assumptions about the depth and severity of further home price depreciation and the U.S. recession including unemployment levels and their related impact on credit losses, as well as assumptions about future capital market volatility and recovery, we currently anticipate that it is more likely than not that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. Since the recent market conditions have created significant downward pressure and volatility on our near-term pretax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from operations and relies to a greater extent on continued liquidity and capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. We are included in HSBC North America’s Consolidated Federal income tax return and in certain state returns. As we have entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which govern the current amount of taxes to be paid or received by the various entities, we have looked at HSBC North America and its affiliates, together with the tax planning strategies identified, in reaching our conclusion on recoverability. Absent capital support from HSBC and implementation of the related tax planning strategies, we would be required to record a valuation allowance against our deferred tax assets.

HSBC USA Inc.

The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. Furthermore, if future events differ from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a valuation allowance.

Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 can be found in Note 19, “Income Taxes” of this Form 10-K.

Balance Sheet Review

Overview

We utilize deposits and borrowings from various sources to provide additional liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. During 2008 our balance sheet was impacted by market volatility in trading and the need to position ourselves for the potential purchase of assets from HSBC Finance. Deposit growth was solid as we continued to expand our core domestic banking network and enjoyed the benefit from customers moving funds to larger, well-capitalized institutions as a result of the recent market disruptions. Funds generated from new deposits were invested in short-term liquid assets and helped to fund the acquisition of the aforementioned portfolios purchased from HSBC Finance in January 2009, along with new guaranteed senior debt issued in December as part of the FDIC’s Debt Guarantee Program. Balance sheet totals at December 31, 2008, and movements in comparison with prior periods, are summarized in the table below.

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2007		2006
	2008	Amount	%	Amount	%

	(dollars are in millions)

Period end assets:
Short-term investments(1)	$29,725	$7,740	35	$10,670	56
Loans, net	78,716	(10,426)	(12)	(5,901)	(7)
Loans held for sale	4,431	(839)	(16)	(292)	(6)
Trading assets	31,292	(5,336)	(15)	7,662	32
Securities	27,783	4,930	22	5,028	22
Other assets	13,622	1,535	13	3,585	36

	$185,569	$(2,396)	(1)	$20,752	13

Funding sources:
Total deposits	$119,038	$2,868	2	$16,892	17
Trading liabilities	16,323	70	0	4,009	33
Short-term borrowings	10,495	(1,337)	(11)	5,422	107
All other liabilities	4,907	702	17	1,136	30
Long-term debt	22,089	(6,179)	(22)	(7,163)	(24)
Shareholders’ equity	12,717	1,480	13	456	4

	$185,569	$(2,396)	(1)	$20,752	13

(1)	Includes cash and due from banks, interest bearing deposits with banks and federal funds sold and securities purchased under resale agreements.

HSBC USA Inc.

Short-Term Investments

Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. These investments are typically highly liquid and may fluctuate considerably between reporting periods.

Loans, Net

Loan balances at December 31, 2008, and movements in comparison with prior years, are summarized in the following table.

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2007		2006
	2008	Amount	%	Amount	%

	(dollars are in millions)

Total commercial loans	$37,429	$594	2	$8,049	27

Consumer loans:
Residential mortgages, excluding
HELOCs and home equity	17,948	(10,151)	(36)	(13,256)	(42)
HELOCs and home equity mortgages	4,549	155	4	172	4
Credit card receivables:
Private label	17,074	(353)	(2)	100	1
MasterCard/Visa	2,137	321	18	851	66
Other consumer	1,976	(9)	-	(317)	(14)

Total consumer loans	43,684	(10,037)	(19)	(12,450)	(22)

Total loans	81,113	(9,443)	(10)	(4,401)	(5)
Allowance for credit losses	2,397	983	70	1,500	167

Loans, net	$78,716	$(10,426)	(12)	$(5,901)	(7)

Commercial loan balances increased compared to 2007 and 2006 due to expansion of middle market activities and an increase in draw-downs of previously unfunded commitments.

Residential mortgage loans have decreased since December 31, 2007, primarily as a result of the sale of approximately $7 billion of prime adjustable and fixed rate residential mortgage loans in 2008. Additionally, as a result of balance sheet initiatives to reduce prepayment risk and improve the structural liquidity of HSBC Bank USA, we sell a majority of our residential loan originations through the secondary markets and have allowed the existing loan portfolio to run off, resulting in reductions in loan balances throughout 2008 and 2007.

Other consumer loans have decreased since 2007 and 2006 primarily due to the discontinuation of originations of indirect auto financing loans and student loans.

Higher MasterCard/Visa receivable balances from December 31, 2007 and 2006 are largely attributable to the expansion of the co-brand MasterCard/Visa portfolio. Lower balances related to private label credit cards from December 31, 2007 are due primarily to the tightening of underwriting criteria to lower the risk profile of the portfolio and the termination of unprofitable retail partners.

HSBC USA Inc.

Loans Held for Sale

Loans held for sale at December 31, 2008 and movements in comparison with prior years are summarized in the following table.

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2007		2006
	2008	Amount	%	Amount	%

	(dollars are in millions)

Total commercial loans	$874	$(1,091)	(56)	$772	*

Consumer loans:
Residential mortgages	3,512	625	22	(715)	(17)
Other consumer	45	(373)	(89)	(349)	(89)

	3,557	252	8	(1,064)	(23)

Total loans held for sale	$4,431	$(839)	(16)	$(292)	(6)

*	Not meaningful

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as other commercial loans held for sale at December 31, 2008. Commercial loans held for sale under this program were approximately $874 million and $1,939 million at December 31, 2008 and 2007, respectively, all of which are recorded at fair value. Commercial loan balances decreased since 2007 primarily due to $648 million of leveraged acquisition finance loans being converted to corporate bonds. Additionally, the market value of these loans decreased due to adverse conditions in the corporate credit markets.

Residential mortgage loans held for sale include sub-prime residential mortgage loans of $1.2 billion, $1.9 billion and $2.6 billion at December 31, 2008, 2007 and 2006, respectively, and were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various governmental agencies.

Other consumer loans held for sale consist primarily of student loans.

Residential mortgage and other consumer loans held for sale are recorded at the lower of cost or market value. The cost of loans held for sale exceeded market value at December 31, 2008, resulting in an increase to the related valuation allowance during the year. This was primarily a result of adverse conditions in the U.S. residential mortgage markets.

HSBC USA Inc.

Trading Assets and Liabilities

Trading assets and liabilities balances at December 31, 2008, and movements in comparison with prior years, are summarized in the following table.

	Increase (Decrease) From
		December 31,		December 31,
	December 31,	2007		2006
	2008	Amount	%	Amount	%

	(dollars are in millions)

Trading assets:
Securities(1)	$5,113	$(8,012)	(61)	$(6,811)	(57)
Precious metals	4,905	(3,883)	(44)	2,189	81
Derivatives	21,274	6,559	45	12,284	137

	$31,292	$(5,336)	(15)	$7,662	32

Trading liabilities:
Securities sold, not yet purchased	$406	$(1,038)	(72)	$(1,508)	(79)
Payables for precious metals	1,599	76	5	263	20
Derivatives	14,318	1,032	8	5,254	58

	$16,323	$70	-	$4,009	33

(1)	Includes U.S. Treasury, U.S. Government agency, U.S. Government sponsored enterprises, asset-backed, corporate bonds and debt securities.

Decreased securities balances from December 31, 2007 and 2006 resulted primarily from sales and, to a lesser extent, write-downs on securities, as spreads have continued to widen and underlying collateral has continued to deteriorate.

Lower precious metals balances at December 31, 2008 as compared to 2007 were primarily a result of lower market prices for most precious metals and lower inventories. Precious metal balances were higher compared to 2006 due to higher levels of trading activity and to generally higher market prices for various metals, specifically gold and platinum.

Changes in derivative assets and liabilities balances from December 31, 2007 and 2006 were impacted by increased values on various derivative products including credit default swaps, foreign currency forward contracts and total return swaps as a result of movements in credit spreads and currency curves.

Deposits

The following table summarizes balances for major depositor categories.

December 31	2008	2007	2006	2005	2004

	(in millions)

Individuals	$54,754	$47,751	$43,266	$33,394	$30,882
Partnerships and corporations	43,879	43,660	39,538	42,503	34,430
Domestic and foreign banks	16,476	19,748	16,243	11,889	12,759
U.S. Government and states and political subdivisions	2,950	2,461	1,927	1,566	1,493
Foreign governments and official institutions	979	2,550	1,172	940	417

Total deposits	$119,038	$116,170	$102,146	$90,292	$79,981

Total core deposits(1)	$68,780	$65,079	$57,518	$44,882	$39,291

(1)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

HSBC USA Inc.

Deposits were a significant source of funding during 2008, 2007 and 2006. Total deposits increased 2%, 14% and 13% in 2008, 2007 and 2006, respectively. Increased deposit balances are as a result of growth in the online savings and certificate of deposit customer base, expansion of the core retail banking business and growth in commercial deposits, as customers have been moving funds to larger, well-capitalized institutions as a result of the recent market disruptions in 2008. Partially offsetting this were decreased deposits by foreign and domestic banks and financial institutions as well as foreign government and official institution deposits.

We maintain a growth strategy for our core banking network, which includes building deposits and wealth management across multiple markets and segments, utilizing multiple delivery systems. This strategy includes various initiatives, such as:

•	HSBC Premier, HSBC’s global banking service which offers affluent customers a seamless international service and a personal relationship manager;

•	Deployment of new personal and business checking and savings products, with an emphasis on relationship-based products that offer more competitive pricing;

•	Internet based products offered through HSBC Direct, particularly Online Savings and Online Certificate of Deposit accounts. Since their introduction in 2005, internet savings balances have grown to $14.5 billion, of which $3.1 billion was 2008 growth. Internet certificates of deposit have grown $950 million in 2008 to $1 billion. Substantially all of the 2008 growth was from new customers;

•	Retail branch expansion in existing and new geographic markets;

•	Improved delivery systems, including internet, call center and ATM capabilities; and

•	Refined marketing and customer analytics to improve customer experience, retention and drive increased utilization of products and services.

Short-Term Borrowings

Increased retail deposits and transaction banking sweeps reduced the need for short-term borrowings in 2008. During the year, balances for securities sold under repurchase agreements and precious metals borrowings decreased. Compared with 2006, short-term borrowings in 2007 were higher due to an increase in federal funds purchased and an increase in precious metals borrowings in response to favorable precious metals market conditions in comparison to that which existed in 2006.

Long-Term Debt

Incremental borrowings from the $40 billion HBUS Global Bank Note Program were $1.0 billion and $1.4 billion for 2008 and 2007, respectively. Total borrowings outstanding under this program were $7 billion and $10 billion at December 31, 2008 and 2007.

Incremental long-term debt borrowings from our shelf registration statement with the Securities and Exchange Commission totaled $5.8 billion and $0.4 billion for 2008 and 2007, respectively. This included $2.7 billion of guaranteed senior notes issued in December 2008 as part of the FDIC’s Debt Guarantee Program . Total long-term debt borrowings outstanding under this shelf were $6.3 billion and $0.8 billion at December 31, 2008 and 2007.

We had borrowings from the Federal Home Loan Bank (FHLB) of $2.0 billion and $5.5 billion at December 31, 2008 and 2007, respectively, and had access to a potential secured borrowing facility of $1.4 billion as a member of the FHLB.

Beginning in 2005, we entered into a series of transactions with Variable Interest Entities (VIEs) organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and debt of the VIEs. Debt obligations of the VIEs totaling $1.2 billion and $2.5 billion were included in long-term debt at December 31, 2008 and 2007, respectively. Refer to Note 29, “Special Purpose Entities” of the consolidated financial statements for additional information regarding VIE arrangements.

HSBC USA Inc.

Results of Operations

Net Interest Income Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on page 115 of this Form 10-K.

The following table presents changes in the components of net interest income according to “volume” and “rate”.

		2008 Compared to			2007 Compared to
		2007			2006
		Increase (Decrease)			Increase (Decrease)
Year Ended December 31	2008	Volume	Rate	2007	Volume	Rate	2006

	(in millions)

Interest income:
Interest bearing deposits with banks	$182	$(10)	$(99)	$291	$87	$(21)	$225
Federal funds sold and securities purchased under resale agreements	229	(95)	(286)	610	70	14	526
Trading assets	535	(111)	13	633	20	195	418
Securities	1,267	73	(18)	1,212	51	16	1,145
Loans:
Commercial	1,916	438	(591)	2,069	227	78	1,764
Consumer:
Residential mortgages	1,632	(324)	(84)	2,040	(223)	52	2,211
Credit cards	1,870	62	73	1,735	154	252	1,329
Other consumer	200	(36)	(9)	245	(29)	6	268

Total consumer	3,702	(298)	(20)	4,020	(98)	310	3,808
Other interest	219	176	(187)	230	139	-	91

Total interest income	8,050	173	(1,188)	9,065	496	592	7,977

Interest expense:
Deposits in domestic offices:
Savings deposits	1,004	79	(508)	1,433	266	186	981
Other time deposits	869	110	(466)	1,225	(89)	162	1,152
Deposits in foreign offices:
Foreign banks deposits	218	61	(368)	525	97	36	392
Other time and savings	335	89	(411)	657	57	12	588
Short-term borrowings	283	114	(188)	357	(92)	149	300
Long-term debt	985	(204)	(254)	1,443	(50)	36	1,457

Total interest expense	3,694	249	(2,195)	5,640	189	581	4,870

Net interest income -
taxable equivalent basis	4,356	$(76)	$1,007	3,425	$307	$11	3,107

Tax equivalent adjustment	30			27			26

Net interest income -
non taxable equivalent basis	$4,326			$3,398			$3,081

HSBC USA Inc.

The significant components of net interest margin are summarized in the following table.

Year Ended December 31	2008	2007	2006

Yield on total earning assets	5.39%	6.24%	5.79%
Rate paid on interest bearing liabilities	2.72	4.35	4.03

Interest rate spread	2.67	1.89	1.76
Benefit from net non-interest or paying funds	.25	.47	.50

Net interest margin on average earning assets	2.92%	2.36%	2.26%

Significant trends affecting net interest income and interest rate spreads are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	2008		2007		2006
		Interest Rate		Interest Rate		Interest Rate
Year Ended December 31	Amount	Spread	Amount	Spread	Amount	Spread

	(dollars are in millions)

Net interest income/interest rate spread from prior year	$3,426	1.89%	$3,107	1.76%	$3,080	2.18%

Increase (decrease) in net interest income associated with:
Trading related activities(1)	300		20		(71)
Balance sheet management activities(2)	634		(21)		(269)
Private label receivable portfolio	285		298		210
Residential mortgage banking	(5)		(70)		(117)
Other activity	(284)		92		274

Net interest income/interest rate spread for current year	$4,356	2.67%	$3,426	1.89%	$3,107	1.76%

(1)	Refer to commentary regarding trading revenues, beginning on page 48 of this Form 10-K.

(2)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. See “Interest Rate Risk Management” in this MD&A for a discussion of our approach to managing interest rate risk.

Trading Related Activities Net interest income for trading related activities increased in both 2008 and 2007, primarily due to decreased funding costs. Decreased net interest income in 2006 was primarily due to steadily rising short-term interest rates during 2005 and 2006, which had an adverse impact on interest rate spreads related to funding of various trading activities.

Balance Sheet Management Activities Higher net interest income from balance sheet management activities in 2008 was due primarily to positions taken in expectation of decreasing short-term rates. We experienced lower net interest income in 2007 compared to 2006 as a relatively flat yield curve and elevated short-term interest rates continued to limit opportunities to generate additional net funds income.

Private Label Receivable Portfolio Higher net interest income on private label credit card receivables for 2008 as compared to 2007 resulted from:

•	lower funding costs; and
•	lower amortization of premiums on the initial purchase as well as lower daily premiums.

Higher net interest income for 2007 as compared with 2006 resulted from:

•	Increased credit card receivable balances due to the addition of new merchants in 2007 and 2006;

HSBC USA Inc.

•	Higher accrued income as a result of a more refined income recognition methodology on private label credit card promotional transactions; and

•	Lower amortization of premiums on the initial purchase.

Residential Mortgages Lower net interest income for 2008 resulted from lower interest margins on lower average residential loan outstandings. Additionally, we completed the sale of approximately $7 billion of prime mortgage loans to third parties in 2008.

Lower net interest income in 2007 primarily resulted from continued narrowing of interest rate spreads and from contraction of the residential mortgage loan portfolio. As a result of a continuing strategy to reduce prepayment risk and improve liquidity, we continue to sell a majority of residential mortgage loan originations and allow the residential mortgage loan portfolio to run off.

Other Activity Lower net interest income from other activity in 2008 is related to decreases in deposits due primarily to spread compression on core banking activities in the PFS and CMB business segments. These segments have been affected by falling interest rates, growth in customer deposits in higher yielding deposit products, such as online savings and premier investor accounts, and a more competitive retail market.

Higher net interest income from other activity in 2007 is related to business expansion initiatives which led to increased deposits and loans. Additionally, the average yield earned on commercial loans was higher in 2007 as compared to 2006.

Provision for Credit Losses The provision for credit losses associated with various loan portfolios is summarized in the following table.

				2008 Compared		2007 Compared
				to 2007		to 2006
				Increase		Increase
Year Ended December 31	2008	2007	2006	Amount	%	Amount	%

	(dollars are in millions)

Commercial	$428	$205	$136	$223	109	$69	51

Consumer:
Residential mortgages, excluding HELOCs and home equity	286	77	25	209	*	52	*
HELOCs and home equity mortgages	219	49	7	170	*	42	*
Private label card receivables	1,282	972	566	310	32	406	72
Credit card receivables	223	123	42	100	81	81	193
Other consumer	105	96	47	9	9	49	104

Total consumer	2,115	1,317	687	798	61	630	92

Total provision for credit losses	$2,543	$1,522	$823	$1,021	67	$699	85

*	Not meaningful

Overview Our methodology and accounting policies related to the allowance for credit losses are presented in “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” of the consolidated financial statements.

2008 Compared to 2007 Provision expense associated with private label and other credit card receivables collectively increased $410 million in 2008 as compared with 2007. This resulted primarily from higher delinquencies and charge offs within the private label and co-brand credit card portfolios due to higher levels of personal bankruptcy filings, lower recovery rates and the impact from a continued weakening of the U.S. economy.

Provision expense on residential mortgages increased $379 million in 2008 as compared with 2007. The increase was attributable to increased delinquencies and charge offs within the Home Equity Line of Credit (HELOC) and

HSBC USA Inc.

Home Equity Loan portfolios as well as prime residential first mortgage loans, due primarily to the continued deterioration in real estate values in certain markets. Also contributing to this increase to a lesser extent is the portfolio of nonconforming residential mortgage loans which we purchased from HSBC Finance (the HMS portfolio) in 2003 and 2004.

Commercial loan provision expense increased $223 million in 2008 as compared with 2007. Provisions on commercial real estate, middle market and corporate banking portfolios increased as a result of higher criticized asset levels reflecting customer downgrades due to deteriorating economic conditions.

2007 Compared to 2006 Increased provision expense reflects a refinement in the methodology used to estimate inherent losses on private label loans less than 30 days delinquent, which increased credit loss reserves by $107 million in the fourth quarter. In addition, provision expense for 2006 was unusually low due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated credit card receivable and other consumer loan charge offs during the fourth quarter of 2005. During the first quarter of 2007, we refined our allowance methodology associated with MasterCard/Visa credit card receivables, resulting in a reduction in the allowance balance and provision expense, which partially offset overall increases in credit card allowances.

Provisions on residential mortgages have increased in 2007, as compared with 2006, due primarily to increased delinquencies and charge offs in the portfolio of higher quality nonconforming residential mortgage loans which we purchased from HSBC Finance in order to hold in the residential mortgage loan portfolio. Also contributing to this increase are delinquencies within the Home Equity Line of Credit (HELOC) portfolio, which is primarily due to continued deterioration in the housing markets. Other prime mortgage loans experienced minimal deterioration in 2007.

Commercial loan provision expense increased $69 million for 2007 as compared with 2006, primarily due to higher criticized asset balances. Additionally, there was a refinement of the loan loss provision methodology related to the small business line of credit portfolio, which resulted in an increase to provision expense in 2007. During the second quarter of 2006, provision expense of $29 million was recorded due to a combination of charge offs and increased allowances related to a specific commercial real estate investment loan for which no specific allowance for credit losses was previously recorded

See “Credit Quality” for additional commentary on the allowance for credit losses associated with our various loan portfolios.

Other Revenues Decreased revenue for the years ended December 31, 2008 and 2007 was mostly driven by reduced liquidity, higher volatility and widening spreads in the credit and sub-prime markets, which led to substantial valuation losses and trading losses being recorded. This was partially offset by increased credit card fees, other fees and commissions, and increased securities gains.

HSBC USA Inc.

The components of other revenues are summarized in the following table.

				2008 Compared to		2007 Compared to
				2007		2006
				Increase (Decrease)		Increase (Decrease)
Year Ended December 31	2008	2007	2006	Amount	%	Amount	%

	(dollars are in millions)

Credit card fees	$879	$817	$580	$62	8	$237	41

Other fees and commissions	719	751	605	(32)	(4)	146	24

Trust income	150	101	88	49	49	13	15

Trading (loss) revenue	(2,558)	129	755	(2,687)	*	(626)	(83)

Securities (loss) gain, net	(149)	112	29	(261)	*	83	*

HSBC affiliate income:
Fees and commissions	131	141	88	(10)	(7)	53	60
Other affiliate income	20	34	120	(14)	(41)	(86)	(72)

	151	175	208	(24)	(14)	(33)	(16)

Residential mortgage banking (loss) revenue	(11)	74	96	(85)	(115)	(22)	(23)

Gain on instruments at fair value and related derivatives(1)	286	-	-	286	*	-	*

Other (loss) income:
Valuation of loans held for sale	(513)	(504)	(120)	(9)	(2)	(384)	*
Insurance	37	36	47	1	3	(11)	(23)
Earnings from equity investments	61	78	110	(17)	(22)	(32)	(29)
Miscellaneous income (loss)	180	78	165	102	131	(87)	(53)

	(235)	(312)	202	77	25	(514)	*

Total other (losses) revenues	$(768)	$1,847	$2,563	$(2,615)	(142)	$(716)	(28)

(1)	Includes gains and losses associated with financial instruments elected to be measured at fair value under SFAS 159, and the associated economically hedging derivatives. Refer to Note 31, “Fair Value Option” of the consolidated financial statements for additional information.

*	Not meaningful.

Credit Card Fees Higher credit card fees in both 2008 and 2007 were due primarily to higher late fees from increased delinquencies and growth of the co-brand portfolio. In 2008, these increases were partially offset by higher fee charge-offs due to increased loan defaults and the impact of changes in our credit card fee practices implemented in the fourth quarter of 2007.

Other Fees and Commissions Other fee-based income for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was impacted by the sale of the Wealth and Tax Advisory Services (WTAS) subsidiary in December 2007, which contributed $104 million of fee based income during 2007. Excluding this, other fee based income increased due to higher customer referral fees, commercial loan commitment fees, loan syndication fees and fees generated by the Payments and Cash Management business.

Other fee-based income increased for the year ended December 31, 2007, as compared to the year ended December 31, 2006, due to various growth initiatives undertaken in 2007 and 2006, which resulted in general increases in fee income recorded within the Personal Financial Services, Commercial Banking and Global Banking and Markets business segments.

HSBC USA Inc.

Trust Income Higher trust income from December 31, 2007 and December 31, 2006 was due primarily to an increase in advisor fees related to HSBC money market investor funds from increased activity in the Asset Management business within the Global Banking and Markets segment. This activity increased significantly in 2008 due to the success of selling and retaining assets within domestic money market funds as customers have migrated to deposit products and larger, well-capitalized institutions.

Trading (Loss) Revenue Trading (losses) revenues are generated by participation in the foreign exchange, credit derivative and precious metals markets; from trading derivative contracts, including interest rate swaps and options; from trading securities; and as a result of certain residential mortgage banking activities.

The following table presents trading related (loss) revenue by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income (loss) component is included in net interest income on the consolidated statement of (loss) income. Trading revenues related to the mortgage banking business are included in residential mortgage banking (loss) revenue.

				2008 Compared		2007 Compared
				to 2007		to 2006
				Increase (Decrease)		Increase (Decrease)
Year Ended December 31	2008	2007	2006	Amount	%	Amount	%

	(dollars are in millions)

Trading (loss) revenues	$(2,558)	$129	$755	$(2,687)	*	$(626)	(83)
Net interest (loss) income	264	(36)	(56)	300	*	20	(36)

Trading related revenues (losses)	$(2,294)	$93	$699	$(2,387)	*	$(606)	(87)

Business:
Derivatives	$(2,368)	$(179)	$415	$(2,189)	*	$(594)	(143)
Treasury (primarily securities)	(460)	(82)	8	(378)	*	(90)	*
Foreign exchange and banknotes	496	245	182	251	102	63	35
Precious metals	96	77	87	19	25	(10)	(11)
Other trading	(58)	32	7	(90)	*	25	*

Trading related (losses) revenues	$(2,294)	$93	$699	$(2,387)	*	$(606)	(87)

*	Not meaningful.

2008 Compared to 2007

Trading (loss) revenue for 2008 was significantly affected by reduced liquidity, widening spreads and higher volatility in the credit markets.

Trading losses related to derivatives increased substantially during 2008. Structured credit products sustained losses of approximately $2,624 million during 2008, as compared to $264 million in 2007, as credit spreads continued to widen and corporate defaults increased causing losses related to hedging the portfolio as well as related to counterparty exposures. Exposure to monolines increased as asset levels continued to fall and their creditworthiness continued to deteriorate resulting in a loss of approximately $1 billion for 2008, as compared to $287 million for 2007. Correlation trading sustained losses of $1.3 billion in 2008 and structured funds suffered losses of $130 million resulting from clients that were impacted by the alleged fraud at Madoff.

Trading losses related to securities of $460 million in 2008 increased as compared with $82 million recorded in 2007, primarily due to credit spreads widening on asset backed securities held for trading purposes.

Partially offsetting the above noted declines in trading revenues in 2008 as compared to the same 2007 period, the foreign exchange business continued to contribute increased revenues as a result of ongoing market volatility and increased customer activity. In addition, the precious metals and emerging markets businesses saw increased

HSBC USA Inc.

customer activity contributing to an increase in trading revenues in 2008 as well as the sale of MasterCard B shares during the second quarter of 2008, which resulted in trading revenue of $134 million.

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

Trading revenues related to derivatives were substantially reduced primarily due to write downs and trading activity on credit derivatives. Most notably, recent downgrades in credit ratings of monoline insurance companies have resulted in fair value adjustments on derivative contracts with these entities due to counterparty credit risk exposures. As of December 31, 2007, this exposure totaled $1,083 million. We recorded write-downs on contracts with monoline insurance companies of approximately $287 million in 2007, which reflects the decreased credit quality of these entities and concerns over their ability to perform at December 31, 2007. The exposure relating to monoline insurance companies rated CCC+ and lower was fully reserved for as of December 31, 2007.

Effective beginning in the third quarter of 2006, a portfolio of MasterCard Class B shares was maintained as part of structured product transactions for customers. In addition, we use derivative instruments to offset changes in the fair value of the MasterCard Class B shares. In 2007, the decrease in value of the derivative instruments totaling $91 million was reflected in trading revenue.

Trading related revenue also includes the increase or decrease in the value of derivatives used as an economic hedge on the interest rate risk of residential mortgages held for sale, as well as the net interest income associated with these loans. During 2007, we realized total trading related revenues of $41 million, as compared to $132 million in 2006. Lower revenues from this program were the result of the overall lack of liquidity in the market.

Before the adoption of SFAS 157 on January 1, 2008, we recognized gains or losses at the inception of derivative transactions only when the fair value of the transaction can be verified to market transactions or if all significant pricing model assumptions can be verified to observable market data. Gain or loss not recognized at inception was recorded in trading assets and recognized over the term of the derivative contract, or when market data becomes observable. The availability of observable market data resulted in recognition of $7 million and $53 million in trading revenues for 2007 and 2006, respectively.

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

HSBC USA Inc.

Securities (Loss) Gain, Net We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. The following table summarizes the net Securities (loss) gain resulting from various strategies.

Year Ended December 31	2008	2007	2006

	(in millions)

Sale of MasterCard or Visa Class B Shares	$83	$55	$-
Balance sheet diversification and reduction of risk	1	22	5
Reduction of Latin and South American exposure	-	26	22
Sale of an equity investment to an HSBC affiliate(1)	-	9	-
Other-than-temporarily impaired available for sale securities(2)	(231)	-	-
Other	(2)	-	2

Total securities (loss) gain, net	$(149)	$112	$29

(1)	Represents net gains realized from transfers of various available for sale securities, other non-marketable securities and equity investments as part of a strategy to consolidate certain investments into common HSBC entities.

(2)	During the year ended December 31, 2008, three asset backed securities and the preferred equity securities of FNMA were determined to be other-than-temporarily impaired pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Gross realized gains and losses from sales of securities are summarized in Note 7, “Securities” of the consolidated financial statements.

HSBC Affiliate Income Affiliate fees and commissions were lower in 2008 as compared to 2007. Higher customer referral fees and other fees received from other HSBC affiliates were more than offset by lower gains on the sale of mortgages to HSBC Markets (USA) Inc. (“HMUS”) as further discussed below and by a decrease in gains related to lower volumes of tax refund anticipation loan originations.

In 2007, higher fees and commissions from HSBC affiliates was primarily due to increased customer referral fees and other fees received related to the payments and cash management business. There was also an increase in fees received for various financial, operational and asset management functions we perform.

Lower gains on sales of loans to HMUS in 2008 and 2007 resulted from decreased activity under the programs driven by illiquidity in the credit and sub-prime markets causing a decrease in loans sold.

HSBC USA Inc.

Residential Mortgage Banking (Loss) Revenue The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income in the consolidated statements of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

				2008 Compared to		2007 Compared to
				2007		2006
				Increase (Decrease)		Increase (Decrease)
Year Ended December 31	2008	2007	2006	Amount	%	Amount	%

	(dollars are in millions)

Net interest income	$255	$260	$330	$(5)	(2)	$(70)	(21)

Servicing related income:
Servicing fee income	130	116	100	14	12	16	16
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(213)	(18)	44	(195)	*	(62)	(141)
Realization of cash flows	(96)	(85)	(87)	(11)	(13)	2	2
Trading - Derivative instruments used to offset changes in value of MSRs	160	10	(17)	150	*	27	159

	(19)	23	40	(42)	(183)	(17)	(43)

Originations and sales related income:
(Losses) gains on sales of residential mortgages	(17)	26	33	(43)	(165)	(7)	(21)
Trading and hedging activity	3	-	1	3	*	(1)	(100)

	(14)	26	34	(40)	(154)	(8)	(24)

Other mortgage income	22	25	22	(3)	(12)	3	14

Total residential mortgage banking (loss) revenue included in other revenues	(11)	74	96	(85)	(115)	(22)	(23)

Total residential mortgage banking related revenue	$244	$334	$426	$(90)	(27)	$(92)	(22)

Average residential mortgage loans	$31,493	$37,694	$41,826	$(6,201)	(16)	$(4,132)	(10)

*	Not meaningful

Overview As a result of balance sheet management initiatives to enhance liquidity and to address interest rate risk, the following strategic decisions were undertaken affecting residential mortgage banking results:

•	We continue to sell a high proportion of our mortgage loan originations, which has resulted in continued increases to our serviced loan portfolio.

•	In November 2008, we announced that we would exit the wholesale/correspondent and time-share origination channels and focus our attention, resources and investment in our retail sales channel.

Net Interest Income Decreased net interest income for 2008 resulted from lower average residential loan outstandings. During 2008, we continued to sell the majority of new loan originations to government sponsored enterprises and private investors and allow existing loans to runoff. We also completed the sale of approximately

HSBC USA Inc.

$7 billion of prime mortgage loans in 2008 ($5 billion of which was completed prior to the fourth quarter), which also contributed to the decrease in net interest income. The decrease was largely offset by reduced funding costs due to lower short-term rates as well as reduced deferred cost amortization on lower average residential loan outstandings.

Decreased net interest income for 2007 resulted from lower average residential mortgage loans outstanding as well as a slight narrowing of interest rate spreads. During 2007, we sold the majority of new loan originations to government sponsored enterprises and private investors and to allow existing loans to runoff.

Servicing Related Income Higher servicing fee income for 2008 resulted from a rising volume of our average serviced loans portfolio, as we have continued to sell the majority of new loan originations to government sponsored enterprises and sold approximately $7 billion in residential mortgage loans during 2008 as discussed above, but continue to retain servicing rights for the loans sold. The average serviced loans portfolio increased approximately 14% in 2008.

The increased serviced loans portfolio, and its positive impact on service fee income, was partially offset by unfavorable net hedged MSR performance in 2008 primarily from increased market volatility in the mortgage market.

Higher servicing fee income for 2007 resulted from a higher volume of loans included within the average serviced loans portfolio. The average serviced portfolio increased approximately 13% in 2007 as we commenced servicing a portfolio of loans previously serviced by a third party. The increased serviced loans portfolio, and its positive impact on service fee income, was partially offset by changes in the value of the net hedged MSR position.

Originations and Sales Related Income Originations and sales related income decreased for the year ended December 31, 2008, as compared to the prior year. The decrease was attributable to a negative mark on a pool of Alt-A loans classified as held for sale at year end as well as a lower basis point gain on each individual loan sale. The negative mark was driven by current volatile market conditions. The decrease was partially offset by loan sales in 2008 of approximately $7 billion resulting in a net gain of $17 million on these sales. We retained the servicing rights in relation to these mortgages upon sale.

The decrease in origination and sales related income for 2007 was attributable to a lower basis point gain on each individual loan sale as well as lower volumes as compared with 2006.

Gain on Instruments Designated at Fair Value and Related Derivatives We adopted SFAS 159 (refer to Note 30, “Fair Value Measurements” of the consolidated financial statements for additional information) on January 1, 2008, and have elected to apply the fair value option to commercial leveraged acquisition finance loans, unfunded commitments, certain fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. For 2008, we recognized a gain of $73 million representing a net change in fair value of all instruments indicated above, and a gain of $213 million on the related derivatives.

Other (Loss) Revenue The decrease in other loss for 2008, as compared to 2007, is primarily due to valuation losses on leveraged acquisition finance loans being included as part of “Valuations of loans held for sale” during 2007. Beginning January 1, 2008, we elected to carry these loans at fair value under SFAS 159 and record all gains/losses under “Gain on instruments designated at fair value and related derivatives.” Also contributing to this decrease is higher miscellaneous income, primarily due to increased valuations on credit default swaps used to economically hedge credit exposures, which were $176 million for the year ended December 31, 2008 as compared to $41 million in 2007.

Other losses were higher in 2007 as compared to the prior year, largely due to higher valuation adjustments on leveraged acquisition finance loans and residential mortgage loans held for sale due to weakness and illiquidity in the marketplace.

Valuation on Loans Held for Sale Deterioration in the U.S. mortgage markets have resulted in negative valuation adjustments on loans held for sale in 2008 and 2007. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in

HSBC USA Inc.

this portfolio is approximately $1.2 billion of sub-prime residential mortgage loans as of December 31, 2008. Loans held for sale are recorded at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Overall weakness and illiquidity in the U.S. residential mortgage market and specifically the sub-prime market, resulted in valuation adjustments totaling $505 million being recorded on these loans in 2008, as compared with $418 million during the previous year which includes valuation losses of $85 million on leveraged acquisition finance loans, as discussed above. Valuations on residential mortgage loans we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of (loss) income.

Operating Expenses The components of operating expenses are summarized in the following table.

				2008 Compared		2007 Compared
				to 2007		to 2006
				Increase		Increase
				(Decrease)		(Decrease)
Year Ended December 31	2008	2007	2006	Amount	%	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$1,228	$1,352	$1,300	$(124)	(9)	$52	4

Occupancy expense, net	278	243	221	35	14	22	10

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	473	468	452	5	1	16	4
Fees paid to HMUS	213	246	227	(33)	(13)	19	8
Fees paid to HTSU for technology services	255	260	235	(5)	(2)	25	11
Fees paid to other HSBC affiliates	243	188	162	55	29	26	16

Total support services from HSBC affiliates	1,184	1,162	1,076	22	2	86	8

Other expenses:
Equipment and software	43	54	72	(11)	(20)	(18)	(25)
Marketing	156	140	98	16	11	42	43
Outside services	120	137	125	(17)	(12)	12	10
Professional fees	82	83	78	(1)	(1)	5	6
Telecommunications	20	20	21	-	-	(1)	(5)
Postage, printing and office supplies	36	39	34	(3)	(8)	5	15
Off-balance sheet credit reserves	81	6	11	75	*	(5)	(45)
FDIC assessment fee	58	9	9	49	*	-	-
Goodwill impairment(1)	54	-	-	54	*	-	*
Insurance business	42	24	19	18	75	5	26
Miscellaneous	241	317	191	(76)	(24)	126	66

Total other expenses	933	829	658	104	13	171	26

Total operating expenses	$3,623	$3,586	$3,255	$37	1	$331	10

Personnel - average number	11,731	12,336	12,144	(605)	(5)	192	2
Efficiency ratio	101.82%	68.34%	57.66%

(1)	Refer to Note 14, “Goodwill” of the consolidated financial statements for additional information

*	Not meaningful.

HSBC USA Inc.

Overview Reductions in salaries and employee benefit costs were offset by increases in reserves relating to off-balance sheet credit exposures, increased FDIC assessment fees and higher debit card fraud expenses, and reflect the impact of several one-off items as discussed below, leading to an overall increase in operating expenses.

Salaries and Employee Benefits Decreased salaries and employee benefits expense for 2008, as compared to 2007, are mainly due to continued cost management efforts which have resulted in lower headcount including the impact of global resourcing initiatives undertaken by management and lower discretionary bonuses paid in 2008. Refer to Support Services from HSBC Affiliates below. The decrease would have been more significant if not for higher fringe benefits expense of approximately $21 million resulting from a review of our employee benefit accruals and severance expense of $26 million due to ongoing efficiency initiatives.

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

Occupancy Expense, Net Higher occupancy expenses in both 2008 and 2007 relate to the expansion of the core banking and commercial lending networks within the PFS and CMB business segments, a key component of recent business expansion initiatives. New branches of 14 and 25 have been opened in 2008 and 2007, respectively, resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses. Expenses in 2008 also reflect $14 million of costs associated with branch optimization in select areas.

Support Services from HSBC Affiliates Higher expense in both 2008 and 2007 primarily resulted from our utilization of other HSBC affiliates in support of global resourcing initiatives which has resulted in a corresponding reduction in salary and employee benefit expense and, in 2007, higher fees paid to HMUS for treasury and traded markets services, primarily loan syndication services. This was partially offset in 2008 by a decrease in fees paid to HMUS for treasury and traded markets services.

We have routinely purchased private label credit card receivables from HSBC Finance since December 2004. In addition, nonconforming residential mortgage loans were acquired from HSBC Finance’s correspondent network from December 2003 until September 2005. In most cases, HSBC Finance retained the right to service these portfolios. Fees charged by HSBC Finance for loan origination and servicing expenses, which are primarily recorded in the Consumer Finance (CF) segment, increased modestly 2007 due to higher receivable balances. In 2008 both the receivable balances and associated servicing fees were flat.

HSBC’s technology services in North America are centralized within HSBC Technology & Services (USA) Inc. (HTSU). Technology related assets and software acquired for us are generally purchased and owned by HTSU. Pursuant to a master service level agreement, HTSU charges us for equipment related costs and technology services. Fees charged by HTSU to us for technology services were flat in 2008, but were higher in 2007 due to an initiative to upgrade our technology environment across all business segments.

Marketing Expenses Higher marketing and promotional expenses in both 2008 and 2007 resulted from continuing investment in HSBC brand activities, promotion of the internet savings account and marketing support for branch expansion initiatives, primarily within the PFS business segment and in 2008, an increase in marketing for CMB products and services.

Other Expenses Other expenses increased in 2008, primarily as a result of higher reserves on off-balance sheet credit exposures including letters of credit, unused commitments to extend credit and financial guarantees, a goodwill impairment charge of approximately $54 million, higher FDIC assessment fees, higher corporate insurance costs and higher debit card fraud expenses. Additionally, we recognized expenses of $6 million relating to the purchase of Auction Rate Securities from customers and $5 million relating to a systems outage in August that impacted several of our customer deposit and electronic payment systems, which were brought back on line within

HSBC USA Inc.

days. Other expenses in 2007 also reflects $70 million of litigation expense related to Visa of which $36 million was reversed in 2008.

Higher other expenses in 2007 were driven primarily by higher miscellaneous expenses largely due to $70 million of litigation expense related to Visa (refer to Note 27, “Collateral, Commitments and Contingent Liabilities” of the consolidated financial statements for further information), increased insurance costs and higher expenses associated with business expansion in the PFS and CMB segments. In addition, miscellaneous expenses in 2006 were unusually low, mainly due to reversal of a charge for the accrued interest related to settlement of certain income tax liabilities during the second quarter of 2006.

Efficiency Ratio Deterioration of the efficiency ratio in 2008 resulted primarily from a decrease in other revenues, partially offset by higher net interest income as expenses remained relatively flat.

The increase in efficiency ratio in 2007 resulted primarily from a decrease in other revenues and increased operating expenses, partially offset by higher net interest income.

Business Segments

We have five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described under Item 1, “Business” in this Form 10-K.

Our segment results are presented on an IFRSs Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees and capital are made almost exclusively on an IFRSs basis since we report to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 26, “Business Segments.”

Personal Financial Services (PFS)

Overview During 2008, resources continued to be directed towards expansion of the core retail banking business, including investment in the HSBC brand and expansion of the branch network in existing areas, as well as growth of HSBC Premier, HSBC’s global banking service which offers customers a seamless international service and HSBC Direct, the online deposit gathering channel. The latter included offering a promotional rate on online savings accounts during the third quarter. As a result, 2008 was highlighted by a 7% increase in total average personal deposits, which includes a 17% increase in online savings account balances, as compared to 2007. Some of the increase in deposits was the result of customers moving funds to larger, well-capitalized institutions as a result of the volatile market conditions experienced in 2008. Net interest income, however, has declined compared with 2007 due to narrowing of deposit spreads driven by competitive pricing pressures and declines in market rates. Additionally, deterioration in credit quality, particularly on Home Equity Lines of Credit and Home Equity Loans, credit cards and prime residential mortgage loans has negatively impacted results.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises and private investors and to allow the existing balance sheet to runoff. Additionally, we sold $7 billion of residential mortgage loans to third parties in 2008. As a result, average residential mortgage loans decreased approximately 15% in 2008, as compared with 2007. In September 2008, we entered into long-term standby commitments with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) for the transfer of credit risk relating to approximately $3.8 billion of our residential mortgage loans, for which we pay an annual guarantee fee. Of this amount, $2 billion was included in the $7 billion of residential mortgage loans sold in 2008 and an additional $0.7 billion was sold in January 2009.

In November 2008, we announced that we would exit the wholesale/correspondent and time-share origination channels of our mortgage business and focus attention, resources and investment on our retail sales channel. One-

HSBC USA Inc.

time costs incurred as a result of this decision were not significant and there will not be a significant impact on our operations.

In the second quarter of 2008, we discontinued originations of education loans and will allow the existing portfolio of loans to runoff.

Operating Results

The following table summarizes results for the PFS segment.

				2008 Compared		2007 Compared
				to 2007		to 2006
				Increase (Decrease)		Increase (Decrease)
Year Ended December 31	2008	2007	2006	Amount	%	Amount	%

	(dollars are in millions)

Net interest income	$849	$1,102	$1,155	$(253)	(23)	$(53)	(5)
Other operating income	327	559	496	(232)	(42)	63	13

Total operating income	1,176	1,661	1,651	(485)	(29)	10	1
Loan impairment charges	520	139	52	381	*	87	167

	656	1,522	1,599	(866)	(57)	(77)	(5)
Operating expenses	1,353	1,302	1,173	51	4	129	11

Profit before income tax (benefit) expense	(697)	220	426	(917)	*	(206)	(48)

Tax (benefit) expense	(233)	52	154	(285)	*	(102)	(66)

Net (loss) income	$(464)	$168	$272	$(632)	*	$(104)	(38)

*	Not meaningful.

2008 Compared to 2007 Net interest income decreased during 2008 due primarily to narrowing of interest rate spreads driven by the declining rate environment and competitive pricing pressures on savings and certificate of deposit products, which drove promotional rate offers for online savings and online certificate of deposit accounts in the second half of the year. Net interest income was also impacted by lower interest income on residential mortgage loan products due to residential mortgage loan sales and loan portfolio runoff. This was partially offset by widening interest rate spreads on MasterCard/Visa credit card balances.

Other operating income decreased during 2008 due primarily to a $142 million intersegment charge from the Global Banking and Markets segment relating to the cost associated with early termination of the funding associated with mortgage loan sales throughout 2008, which was partially offset by a net gain on the sale of these residential mortgage loans of $22 million. Additionally, other operating income was lower due to higher losses on instruments used to economically hedge MSR’s and lower revenues of $9 million resulting from lower volumes of federal income tax refund anticipation loans originated by HBUS and HSBC Trust Company (Delaware) (HTCD) and sold to HSBC Finance. Partially offsetting these lower revenues was an $83 million gain on the sale of Visa Class B shares recorded in the first quarter of 2008 and higher service charges and fee income for core banking and MasterCard/Visa credit card products. Additionally, 2007 revenue included a gain on the sale of MasterCard B shares of $45 million and a gain on the sale of branch properties of $21 million.

Higher loan impairment charges were driven by an increase in delinquencies which resulted in significantly increased loan loss reserves as well as increased charge offs within the Home Equity Line of Credit (HELOC), Home Equity Loan and the Residential first mortgage loan portfolios due to increased loss severities as real estate values continued to deteriorate in certain markets. Provisions on MasterCard/Visa receivables and other consumer loans have also risen. Increased levels of personal bankruptcy filings and a deteriorating U.S. economy, including rising unemployment rates and lower recovery rates, have driven higher delinquencies across all products.

HSBC USA Inc.

Increased operating expenses in 2008 were primarily related to a goodwill impairment charge associated with the Residential Mortgage reporting unit in PFS, higher mortgage reinsurance costs and higher FDIC assessment fees. Additionally, there were higher staff, marketing and occupancy costs reflecting investment in branch expansion as well as costs associated with branch optimization initiatives which reduced branches in certain select areas, higher customer loyalty program expenses for credit cards, higher debit card fraud expense, an increase in employee benefit costs and unexpected costs reflecting estimated exposure associated with a systems outage in August 2008. Partially offsetting these cost increases was the release of a legal provision of $36 million, representing a portion of the $70 million Visa indemnification reserve that was recorded in the fourth quarter of 2007.

2007 Compared to 2006 Lower overall results for the PFS segment in 2007 were primarily driven by higher operating expenses from expansion initiatives and higher provision for loan losses in the mortgage business, primarily related to increased delinquencies on home equity lines of credit.

Net interest income from continuing core banking activities decreased in 2007 due to narrowing of interest rate spreads as customers migrated to higher yielding deposit products such as Online Savings and CDs. Net interest income for 2007 was also impacted by lower interest income and loan portfolio runoff on the residential mortgage portfolio.

Other operating income for 2007 was higher as compared to 2006 due to $45 million of gains realized on the sale of MasterCard Class B Shares and $21 million of gains realized on sales of branch premises to unaffiliated third parties.

Higher loan impairment charges were driven by an increase in delinquencies and charge offs within the Home Equity Line of Credit (HELOC) portfolio, which is primarily due to conditions in the housing markets deteriorating. Prime mortgage loans experienced minimal deterioration. In addition, provision expense for the first half of 2006 was unusually low due to the impact of bankruptcy legislation enacted in 2005, which resulted in accelerated consumer charge offs in the fourth quarter of 2005. This was partially offset by a reduction resulting from refinement of the allowance methodology associated with MasterCard/Visa receivables.

Higher expenses in 2007 reflect $70 million of litigation expense related to Visa. Also contributing to increased operating expenses was investment in branch expansion and HSBC Direct, which includes higher staff, occupancy, and marketing expenses.

Consumer Finance (CF)

Overview The CF segment includes the private label and co-brand credit cards, as well as other loans acquired from HSBC Finance or its correspondents, notably a portfolio of nonconforming residential mortgage loans (the HMS portfolio) purchased in 2003 and 2004. Results of the CF segment have been negatively impacted by significantly higher loan impairment charges relating to the private label and, to a lesser extent, the HMS portfolios.

HSBC USA Inc.

Operating Results

The following table summarizes results for the CF segment.

				2008 Compared		2007 Compared
				to 2007		to 2006
				Increase (Decrease)		Increase (Decrease)
Year Ended December 31	2008	2007	2006	Amount	%	Amount	%

	(dollars are in millions)

Net interest income	$1,250	$951	$721	$299	31	$230	32
Other operating income	325	294	105	31	11	189	180

Total operating income	1,575	1,245	826	330	27	419	51
Loan impairment charges	1,650	1,187	654	463	39	533	81

	(75)	58	172	(133)	*	(114)	(66)
Operating expenses	46	33	31	13	39	2	6

(Loss) profit before income tax (benefit) expense	(121)	25	141	(146)	*	(116)	(82)

Tax (benefit) expense	(41)	7	50	(48)	*	(43)	(86)

Net (loss) income	$(80)	$18	$91	$(98)	*	$(73)	(80)

*	Not meaningful.

2008 Compared to 2007 Net interest income increased in 2008, due primarily to lower amortization of premiums paid for daily purchases of receivables and lower amortization of the original bulk purchase premium included within the private label portfolio as well as lower funding costs due to a declining interest rate environment. The original bulk purchase premium was fully amortized by the end of 2008.

Other operating income increased during 2008, primarily due to increased late fees on higher delinquencies in the private label and co-brand credit card portfolios and higher credit card fees associated with the growing co-brand credit card portfolio. This was partially offset by higher servicing costs associated with the growing co-brand credit card portfolio and a $10 million write down of deferred costs associated with a retail partner due to the retailer filing Chapter 11 bankruptcy in August 2008.

Loan impairment charges associated with credit card receivables increased during 2008, primarily due to increased delinquencies and higher net charge-offs including lower recoveries of previously charged-off balances, and higher levels of personal bankruptcy filings and the impact of a weakening U.S. economy. Provisions relating to the HMS portfolio also increased due to deterioration in the U.S. housing markets. This was partially offset by a refinement in the methodology used to estimate inherent losses on private label loans less than 30 days delinquent, which resulted in incremental impairment charges of $107 million in 2007.

Operating expenses increased primarily due to the increased collection costs on late stage delinquent accounts.

We previously disclosed our intention to purchase the General Motors (“GM”) MasterCard receivables portfolio, the AFL-CIO Union Plus (“UP”) MasterCard/Visa portfolio and certain auto finance receivables from HSBC Finance. On January 6, 2009 we received regulatory approval to purchase these portfolios. In accordance with such approvals, the following transactions occurred on the dates indicated:

•	GM Portfolio and UP Portfolio. On January 8, 2009, we purchased the GM receivables portfolio from HSBC Finance for aggregate consideration of approximately $6.2 billion, which included the assumption of approximately $2.7 billion of indebtedness. The GM receivables portfolio purchased consisted of receivables with an aggregate balance of approximately $6.3 billion. On January 9, 2009, we purchased the UP receivables portfolio from HSBC Finance for aggregate consideration of approximately $6.0 billion, which included the assumption of approximately $3.4 billion of indebtedness. The UP receivables portfolio purchased consisted of receivables with

HSBC USA Inc.

an aggregate balance of approximately $6.1 billion. HSBC Finance retained the customer account relationships and will sell additional receivable originations generated under existing and future GM and UP accounts to us daily at fair market value.

•	Auto Finance Receivables. On January 9, 2009, we purchased auto finance receivables with an aggregate balance of approximately $3.0 billion from HSBC Finance for an aggregate purchase price of approximately $2.8 billion.

The consideration for each purchase was determined on the basis of an independent valuation opinion. HSBC Finance will service the receivables purchased for a fee. In future periods, our net interest income and fee income will increase which will be partially offset by costs associated with loan impairment charges and servicing fees paid to HSBC Finance for the ongoing servicing of the portfolios and, for the credit card portfolios, the amortization of any premium from the initial and continuing purchases of receivables.

On December 18, 2008, the Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Administration issued rules that will be effective July 1, 2010 and will, among other things, restrict our ability to apply interest rate increases on new and existing balances, require changes to deferred interest plans prescribe the manner in which payments may be applied to amounts due and penalty rates that may be charged on past due balances, and set permissible fees. We are already in compliance with some of its provisions. We currently believe implementation of these rules may have a material adverse effect on our results of operations.

2007 Compared to 2006 Higher net interest income in 2007 primarily resulted from increased credit card receivable balances, due to the addition of new private label merchant relationships during 2007 and 2006 and growth in the co-brand portfolio. Although premiums associated with daily purchases of receivables from HSBC Finance continue to be recorded and amortized, the premium amortization associated with the initial portfolio acquisition in 2004 was lower in 2007 as compared to 2006. Additionally, in 2007, we adopted a more refined income recognition methodology on private label credit card promotional transactions which resulted in an increase to net interest income during 2007.

Higher other operating income is directly related to increased credit card fees associated with higher balances.

Higher loan impairment charges for credit card receivables in 2007 primarily reflects higher levels of charge offs and delinquencies within the private label credit card portfolio as market conditions continued to deteriorate. Higher delinquencies and charge offs in the portfolio of higher quality non-conforming residential mortgage loans which we purchased from HSBC Finance in order to hold in the residential mortgage loan portfolio also contributed to this increase. Additionally, increased loan impairment charges reflects a refinement in the methodology used to estimate inherent losses on private label loans less than 30 days delinquent, which increased credit loss reserves by $107 million in the fourth quarter of 2007.

Commercial Banking (CMB)

Overview Despite tightened credit standards, balanced growth between the established footprint in New York State and expansion markets in the West Coast, Midwest and the Southeast has led to a 27% underlying increase in lending and a 18% increase in customer deposits to middle market customers during 2008. The small business loan portfolio has seen more moderate growth due to tightened credit standards and the competitive environment while small business customer deposits grew 7% in 2008. The commercial real estate business has continued to manage down certain lending exposures while also tightening existing credit standards and pricing on new loans.

Average customer deposit balances across all CMB business lines increased 10% in 2008 and average loans were 15% higher during 2008, compared with 2007.

The declining interest rate environment has negatively impacted income growth as deposit spreads have narrowed significantly. Loan impairment charges have increased due to higher levels of criticized assets and overall deterioration in the outlook for the economy which has led to customer downgrades across all commercial business lines.

HSBC USA Inc.

Operating Results The following table summarizes results for the CMB segment.

				2008 Compared		2007 Compared
				to 2007		to 2006
				Increase		Increase
				(Decrease)		(Decrease)
Year Ended December 31	2008	2007	2006	Amount	%	Amount	%

	(dollars are in millions)

Net interest income	$753	$814	$746	$(61)	(7)	$68	9
Other operating income	322	259	273	63	24	(14)	(5)

Total operating income	1,075	1,073	1,019	2	-	54	5
Loan impairment charges	288	126	70	162	129	56	80

	787	947	949	(160)	(17)	(2)	-
Operating expenses	594	558	503	36	6	55	11

Profit before income tax expense	193	389	446	(196)	(50)	(57)	(13)
Tax expense	73	92	155	(19)	(21)	(63)	(41)

Net income	$120	$297	$291	$(177)	(60)	$6	2

2008 Compared to 2007 Net interest income decreased in 2008, due primarily to narrower spreads on deposits. This was partially offset by higher average balance growth in loans and deposits.

Other operating income increased during 2008, due mainly to a combination of increased community investment activities, higher syndications business, higher gains on sales of commercial real estate loans, increased cross-sales of global markets products and higher investment management and service fees.

Loan impairment charges increased in 2008, due mainly to worsening economic conditions, leading to customer credit downgrades across all commercial business lines. Although net charge-offs increased moderately in the middle market business, there were no net charge-offs in the commercial real estate business. In small business, charge-offs were flat compared to 2007.

Operating expenses increased in 2008, due primarily to higher FDIC assessment fees, increased community investment activities and higher branch network costs.

2007 Compared to 2006 Net interest income grew by 9% to $814 million for 2007, mostly driven by average balance growth of 20% in middle market loans and 21% in small business deposits. Offsetting this, net interest income was constrained by lower commercial real estate activity and narrowing spreads, particularly on deposits, as customers migrated to higher yielding products.

Other operating income decreased in 2007, mainly due to lower gains on asset disposals.

Loan impairment charges increased by 80% in 2007 due to a change in loan loss reserve methodology for our small business revolving line of credit product, as well as higher commercial real estate provisions, mainly as a result of customer downgrades.

Higher operating expenses for 2007 reflect organic growth in legacy markets and business expansion in Chicago, Washington D.C. and the West Coast. In addition, higher incentive compensation costs, business restructuring and increased community investment activities have also contributed to cost growth.

Deposit volumes were a key driver of growth in 2007, driven by expansion initiatives and targeted marketing campaigns. For the CMB segment, average customer deposit balances are 20% higher in 2007 compared with 2006.

Loan growth resulted primarily from strong activity in middle market lending, with growth distributed between legacy and expansion markets. However, overall loan growth was adversely impacted by a slowdown in commercial real estate activity. For the CMB segment, average loans are 4% higher for 2007, compared with 2006.

HSBC USA Inc.

Global Banking and Markets

Overview During 2008, the Global Banking and Markets segment has continued to be affected by reduced market liquidity, widening spreads and increased volatility in the corporate credit and residential mortgage lending markets, which led to a considerable fall in revenues, as compared with 2007. This impacted trading revenue in mortgage backed securities, and credit derivatives in particular, and has led to substantial counterparty credit reserves for monoline exposure and valuation losses being taken in both the Trading and Available for Sale securities portfolios.

On October 11, 2008, the International Accounting Standards Board (IASB) issued an amendment to IAS 39 (Financial Instruments: Recognition and Measurement), based upon current unprecedented market conditions, which permits entities to transfer financial assets from the Trading classification into Available for Sale classification or as Loans and Receivables if the entity has the intention and ability to hold the assets for the foreseeable future or until maturity. This guidance, which permits retroactive application to July 1, 2008, means that temporary changes in the market value of re-classified assets will no longer impact current period earnings. Instead, these assets will only be marked-to-market (through other comprehensive income) if classified as Available for Sale Securities and will be subject to on-going impairment tests.

Following careful analysis of the implications and with consideration given to industry and peer practices, we elected to re-classify $1.8 billion in leveraged loans and high yield notes and $892 million in securities held for balance sheet management purposes from Trading Assets to Loans and Available for Sale Investment Securities, effective July 1, 2008. In November 2008, $967 million in additional securities were also transferred from Trading Assets to Available for Sale Investment Securities. If these IFRS reclassifications had not been made, our loss before tax would have been $893 million higher in 2008.

We continue to review the strategies and scope of our Global Banking and Markets businesses. As a result of this review, we are considering the transfer of certain non-banking over-the-counter businesses and activities to other affiliates within the HSBC Group where either economic efficiency can be realized from an HSBC Group perspective or where the customer base can be better served. The scope and timing of such transitioning has not been finalized.

Operating Results The following table summarizes results for the Global Banking and Markets segment.

				2008 Compared		2007 Compared
				to 2007		to 2006
				Increase		Increase
				(Decrease)		(Decrease)
Year Ended December 31	2008	2007	2006	Amount	%	Amount	%

	(dollars are in millions)

Net interest income	$998	$321	$235	$677	*	$86	37
Other operating (loss) income	(1,895)	46	957	(1,941)	*	(911)	(95)

Total operating (loss) income	(897)	367	1,192	(1,264)	*	(825)	(69)
Loan impairment charges	165	35	3	130	*	32	*

	(1,062)	332	1,189	(1,394)	*	(857)	(72)
Operating expenses	774	803	791	(29)	(4)	12	2

(Loss) profit before income tax (benefit) expense	(1,836)	(471)	398	(1,365)	*	(869)	*

Tax (benefit) expense	(586)	(129)	148	(457)	*	(277)	(187)
Net (loss) income	$(1,250)	$(342)	$250	$(908)	*	$(592)	*

*	Not meaningful.

HSBC USA Inc.

2008 Compared to 2007 Increased net interest income was due primarily to balance sheet management initiatives to position for lower rates and also reflects higher held for sale leveraged commercial loan balances as loan syndication activities were negatively impacted by the decline in market liquidity.

Other operating (loss) income was affected by adverse market conditions. Specifically, other (loss) income reflects losses on structured credit products of approximately $2.6 billion during 2008, as compared to $264 million in 2007, as credit spreads continued to widen and corporate defaults increased causing losses on net purchase positions and greater costs related to hedging the portfolio as well as related to counterparty exposures. Exposure to monolines increased as asset levels continued to fall and creditworthiness continued to deteriorate resulting in a loss of approximately $1 billion for 2008, as compared to $287 million for 2007. Losses in correlation trading, including a portfolio of Leverage Super Senior Tranche Credit Default Swaps, resulted in losses of $1.3 billion in 2008. Structured funds suffered losses related to the alleged fraud at Madoff Investment Securities LLC of $130 million on transactions with counterparties who were looking to gain leveraged exposure to reference funds that invested with Madoff as the investment manager.

Valuation losses of $505 million and $418 million in 2008 and 2007, respectively, were also recorded against the fair values of sub-prime residential mortgage loans held for sale. Fair value adjustments on the leveraged loan portfolio resulted in a loss of $102 million in 2008, compared to a loss of $85 million in 2007. The loss in 2008 was mitigated somewhat due to the reclassification of $1.8 billion in leveraged loans and high yield notes from trading assets to loans and receivables under the IAS 39 amendment.

During 2008, our FNMA preferred equity securities were determined to be other-than-temporarily impaired. This reduced other income by a further $203 million during the year ended December 31, 2008. Also, three asset backed securities were determined to be other-than-temporarily impaired. As a result, we recorded an impairment charge of $28 million during 2008.

Partially offsetting the above mentioned declines, revenue from credit default swaps used to hedge commercial loan exposure generated $297 million in gains during 2008, an increase of $268 million from 2007. Revenues from the payments and cash management business were higher in 2008 due to higher deposit balances and higher transaction fee revenues. Foreign exchange, interest rate trading, emerging markets trading and precious metals trading revenues were all up as a result of ongoing market volatility and increased customer flow during 2008. Additionally, revenues benefited from higher fees related to the asset management business as well as intersegment charges to the PFS segment of $142 million in 2008 relating to the cost associated with the early termination of the funding associated with the sale of residential mortgage loans previously discussed.

Increased loan impairment charges in 2008 reflect weaker credit fundamentals.

Operating expenses were lower in 2008 primarily resulting from lower salary and other staff costs due to a decreased overall number of employees from our ongoing efficiency initiatives, as well as decreased performance related compensation. Partially offsetting this are increased costs to support the growth in the payments and cash management and asset management businesses. Technology costs were also higher in 2008.

2007 Compared to 2006 Increased net interest income was primarily due to an increase in trading assets and also reflects higher lending balances and increased balances of loans held for sale resulting from loan syndication activity.

Other operating income was significantly affected by adverse market conditions. Specifically, substantial valuation losses were recorded on sub-prime residential mortgage and leveraged commercial loans held for sale. Additionally, reserves were recorded for trading securities, credit derivatives and structured derivative products.

Adverse market conditions led to downgrades in internal credit ratings of monoline insurance companies in the latter half of 2007. Fair value adjustments of approximately $287 million were been recorded due to counterparty credit risk exposures on derivative contracts with these entities, which reflects the decreased credit quality of these entities and concerns over their ability to perform at December 31, 2007.

HSBC USA Inc.

Partially offsetting the above mentioned declines, revenues from the recently expanded payments and cash management business were significantly higher for 2007, reflecting higher deposit balances and higher associated transaction fee revenues. The foreign exchange business also contributed increased revenue as a result of ongoing market volatility and a weakening dollar. Additionally, revenue increased from emerging market and from interest rate trading activities.

Higher operating expenses for 2007 primarily resulted from incremental costs associated with repositioning certain non-strategic businesses in order to focus on building a financing and emerging markets led wholesale banking business.

Private Banking (PB)

Overview During 2008, resources continued to be dedicated to expand products and services provided to high net worth customers served by the PB business segment. As a result, total average loans (mostly consumer mortgages) and deposits (primarily from domestic savings, foreign clients migrating to safer deposit products and new client relationships) were 5% and 15% higher, respectively during 2008 compared with 2007. Assets under management increased 3% as compared to December 31, 2007 levels. Inflows from custody clients more than offset the impact of a decline in market value of securities.

Operating Results The following table summarizes results for the PB segment.

				2008 Compared		2007 Compared
				to 2007		to 2006
				Increase		Increase
				(Decrease)		(Decrease)
Year Ended December 31	2008	2007	2006	Amount	%	Amount	%

	(dollars are in millions)

Net interest income	$192	$198	$199	$(6)	(3)	$(1)	(1)
Other operating income	156	291	303	(135)	(46)	(12)	(4)

Total operating income	348	489	502	(141)	(29)	(13)	(3)
Loan impairment charges	17	10	36	7	70	(26)	(72)

	331	479	466	(148)	(31)	13	3
Operating expenses	268	345	308	(77)	(22)	37	12

Profit before income tax expense	63	134	158	(71)	(53)	(24)	(15)
Tax expense	13	32	57	(19)	(59)	(25)	(44)

Net income	$50	$102	$101	$(52)	(51)	$1	1

2008 Compared to 2007 Other operating income was lower by $123 million and operating expenses were lower by $96 million in 2008, due to the sale of the WTAS business in December 31, 2007.

Net interest income was lower in 2008 primarily as a result of narrowing interest rate spreads due to declining market rates. This was partially offset by average balance growth in loans and deposits.

Excluding the impact of the WTAS business, other revenues in 2008 were lower, due primarily to lower income from an equity investment in a non-consolidated foreign HSBC affiliate sold during 2007 and losses of approximately $6 million related to the repurchase of Auction Rate Securities from customers. Partially offsetting these items were higher commission and fee revenues from domestic custody fees, commissions from affiliates due to increased customer referral fees and asset management revenue share.

Loan impairment charges in 2008 were higher than the prior year. Higher economic cycle related loan impairment provisions in the second half of 2008 as well as a specific charge associated with cross border risk more than offset a provision on a specific client relationship in the first quarter of 2007.

HSBC USA Inc.

Operating expenses excluding the impact of the WTAS business increased as a result of higher staff costs to expand the services provided to high net worth domestic and foreign clients, an operational loss of approximately $6 million related to a specific domestic client relationship, higher FDIC assessment fees and higher occupancy costs.

2007 Compared to 2006 Net interest income for 2007 was impacted by higher average balances for loans and deposits, offset by lower interest spreads.

The PB business segment includes an equity investment in a non-consolidated foreign HSBC affiliate (the foreign equity investment). During the third quarter of 2006, the foreign equity investment sold a portion of its investment in a foreign equity fund to another HSBC affiliate. During the second quarter of 2007, the foreign equity investment sold its remaining investment in the foreign equity fund. The decrease in equity investment holdings resulted in lower equity earnings of $47 million included in other operating income in 2007. This was largely offset by higher commission and fee revenues from managed products, derivatives and annuity products.

On December 31, 2007, we completed the sale of its Wealth and Tax Advisory Services (WTAS) subsidiary to an independent firm formed by certain members of the WTAS management team. In exchange for the net assets of WTAS, we received cash and secured promissory notes as well as an option to purchase a limited amount of common equity in future years. A gain of $18 million was recognized as a result of this transaction.

Increased operating expenses in 2007, as compared to 2006 mainly resulted from higher staff costs related to business expansion initiatives.

Loan impairment charges include the impact of an $8 million charge off in 2007 related to a specific client relationship, for which no allowance was previously recorded. For 2006, the provision includes a $29 million charge for a combination of charge offs and higher allowances related to a specific real estate investment loan relationship for which no specific allowance was previously recorded.

Other

Overview The Other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued and an equity investment in HSBC Private Bank (Suisse) S.A.

Operating Results The following table summarizes results for the Other segment.

				2008 Compared		2007 Compared
				to 2007		to 2006
				Increase		Increase
				(Decrease)		(Decrease)
Year Ended December 31	2008	2007	2006	Amount	%	Amount	%

	(dollars are in millions)

Net interest (loss)	$(5)	$(12)	$(10)	$7	58	$(2)	(20)
Other operating income (expense)	547	216	(46)	331	153	262	*

Total operating income (expense)	542	204	(56)	338	166	260	*
Loan impairment charges	-	-	-	-	-	-	-

	542	204	(56)	338	166	260	*
Operating expenses	-	4	2	(4)	(100)	2	100

Profit (loss) before income tax expense	542	200	(58)	342	171	258	*
Tax expense (benefit)	126	57	(35)	69	121	92	*

Net income (loss)	$416	$143	$(23)	$273	191	$166	*

*	Not meaningful.

The increase in other operating income for 2008 and 2007 mainly resulted from decreases in the fair value of certain debt instruments due to widening credit spreads to which fair value option accounting is applied.

HSBC USA Inc.

Credit Quality

In the normal course of business, we enter into a variety of transactions that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, on a limited basis, internationally.

See “Credit Risk Management” for a detailed discussion of our approach toward credit risk management. Our methodology and accounting policies relating to our allowance for credit losses are presented in “Critical Accounting Policies” within this MD&A and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” of the consolidated financial statements.

Overview

The allowance for credit losses increased $983 million (70%) in 2008 and increased $517 million (58%) in 2007. Allowance for credit losses balances and activity by loan portfolio are summarized in “Credit Quality” under the caption “Provision and Allowance for Credit Losses.”

The provision for credit losses increased $1,021 million (67%) in 2008 and increased $699 million (85%) in 2007. The provision for credit losses associated with our various loan portfolios is presented in “Results of Operations” under the caption “Provision for Credit Losses.”

Problem Loan Management

Our policies and practices for placing loans on nonaccruing status are summarized in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” of the consolidated financial statements.

HSBC USA Inc.

Nonaccruing loan statistics are summarized in the following table. Consistent with credit card industry practice, non-accruing loans do not include credit card loans that are 90 or more days delinquent as such loans generally accrue interest until charge-off.

Year Ended December 31	2008	2007	2006	2005	2004

	(dollars are in millions)

Nonaccruing loans
Balance at end of period:
Commercial:
Construction and other real estate	$74	$34	$33	$15	$33
Other commercial	167	89	69	70	117

Total commercial	241	123	102	85	150

Consumer:
Residential mortgages, excluding HELOC and home equity	885	582	243	132	94
HELOC and home equity mortgages	122	58	22	6	5
Credit card receivables	2	1	1	-	-
Other consumer loans	-	-	-	-	1

Total consumer loans	1,009	641	266	138	100

Total nonaccruing loans	$1,250	$764	$368	$223	$250

As a percent of total loans:
Commercial:
Construction and other real estate	.83%	.40%	.37%	.16%	.40%
Other commercial	.57	.29	.34	.38	.80

Total commercial	.63	.32	.35	.31	.65

Consumer:
Residential mortgages, excluding
HELOC and home equity	4.12	1.88	.69	.33	.22
HELOC and home equity mortgages	2.68	1.32	.50	.15	.15
Credit card receivables	.01	.01	.01	-	-
Other consumer loans	-	-	-	-	.03

Total consumer loans	2.14	1.12	.44	.22	.16

Total	1.46%	.80%	.41%	.25%	.29%

Increase in consumer nonaccruing loans in 2008 was related primarily to residential mortgages, due largely to deterioration in the housing markets. This increase also relates to a portfolio of higher quality nonconforming residential mortgage loans that we purchased from HSBC Finance in 2003 and 2004 in order to hold in the residential mortgage loan portfolio. Certain loans in the Home Equity Line of Credit (HELOC) portfolio and other prime mortgage loan portfolio have also contributed to this increase.

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

HSBC USA Inc.

Impaired Commercial Loans

A commercial loan is considered to be impaired when it is deemed probable that all principal and interest amounts due, according to the contractual terms of the loan agreement, will not be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Generally, impaired loans include loans in nonaccruing status, loans that have been assigned a specific allowance for credit losses, loans that have been partially or wholly charged off, and loans designated as troubled debt restructurings. Impaired commercial loan statistics are summarized in the following table.

Year Ended December 31	2008	2007	2006	2005	2004

	(in millions)

Impaired loans:
Balance at end of period	$241	$123	$100	$90	$236
Amount with impairment reserve	150	41	35	27	210
Impairment reserve	43	15	13	10	18

Criticized Assets

Criticized asset classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades under our allowance for credit losses methodology. The following facility grades are deemed to be criticized.

Special Mention – generally includes loans that are protected by collateral and/or the credit worthiness of the customer, but are potentially weak based upon economic or market circumstances which, if not checked or corrected, could weaken our credit position at some future date.

Substandard – includes loans that are inadequately protected by the underlying collateral and/or general credit worthiness of the customer. These loans present a distinct possibility that we will sustain some loss if the deficiencies are not corrected. This category also includes certain non-investment grade securities, as required by our principal regulator.

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

HSBC USA Inc.

Criticized assets are summarized in the following table.

	Increase from
		December 31,		December 31,
	December 31,	2007		2006
	2008	Amount	%	Amount	%

	(dollars are in millions)

Special mention:
Commercial loans	$4,066	$1,664	69	$2,815	*

Substandard:
Commercial loans	1,874	1,249	200	1,193	175
Consumer loans	1,231	369	43	630	105

	3,105	1,618	109	1,823	142

Doubtful:
Commercial loans	60	34	131	28	88

Total	$7,231	$3,316	85	$4,666	182

*	Not meaningful

The increase in criticized commercial loans is addressed under Commercial Loan Credit Quality below. Higher substandard consumer loans primarily relate to private label credit card receivables and, to a lesser extent, to residential mortgage loans.

HSBC USA Inc.

Provision and Allowance for Credit Losses

An analysis of overall changes in the allowance for credit losses and related allowance ratios is presented in the following table.

	Year Ended December 31
	2008	2007	2006	2005	2004

	(dollars are in millions)

Total loans at year end(1)	$81,113	$90,556	$85,514	$85,777	$83,208
Average total loans(1)	87,010	84,530	84,204	84,940	57,145
Allowance for credit losses:
Balance at beginning of year	$1,414	$897	$846	$788	$399
Allowance related to acquisitions and (dispositions), net	-	-	(8)	-	485
Charge offs:
Commercial	190	147	136	75	54
Consumer:
Residential mortgages, excluding
HELOCs and home equity	133	49	34	23	14
HELOCs and home equity mortgages	87	21	3	1	1
Private label card receivables	1,148	860	673	588	1
Credit card receivables	154	67	49	64	58
Other consumer loans	125	125	117	120	29

Total consumer loans	1,647	1,122	876	796	103

Total charge offs	1,837	1,269	1,012	871	157

Recoveries on loans charged off:
Commercial	34	28	38	71	60
Consumer:
Residential mortgages, excluding
HELOCs and home equity	1	1	1	1	1
HELOCs and home equity mortgages	-	-	1	-	1
Private label card receivables	193	187	158	138	-
Credit card receivables	20	10	11	7	7
Other consumer loans	29	38	39	38	9

Total consumer loans	243	236	210	184	18

Total recoveries	277	264	248	255	78

Total net charge offs	1,560	1,005	764	616	79

Provision charged (credited) to income	2,543	1,522	823	674	(17)

Balance at end of year	$2,397	$1,414	$897	$846	$788

Total net charge offs to average loans(1)
Commercial	.42%	.39%	.35%	.02%	(.03)%
Consumer:
Residential mortgages, excluding
HELOCs and home equity	.54	.16	.10	.05	.04
HELOCs and home equity mortgages	1.92	.49	.05	.03	-
Private label card receivables	5.81	4.12	3.48	3.65	1.09
Credit card receivables	6.99	4.06	3.68	5.80	5.13
Other consumer loans	4.38	3.94	2.93	2.86	1.13

Total consumer loans	2.83	1.65	1.19	1.01	.23

Total loans	1.79%	1.19%	.91%	.73%	.14%

Year-end allowance to:
Year-end total loans(1)	2.96%	1.56%	1.05%	.99%	.95%
Year-end total nonaccruing loans(1)	296.29%	308.06%	314.74%	379.37%	315.20%

(1)	Excludes loans held for sale.

HSBC USA Inc.

Changes in the allowance for credit losses during 2008 and 2007 by general loan categories are summarized in the following table.

		Residential
		Mortgage,
		excluding	HELOCs
		HELOCs	and Home	Private
		and Home	Equity	Label	Credit	Other
Year Ended December 31	Commercial	Equity	Mortgages	Cards	Cards	Consumer	Total

			(in millions)

2008
Balances at beginning of year	$300	$53	$35	$844	$119	$63	$1,414

Charge offs	190	133	87	1,148	154	125	1,837
Recoveries	34	1	-	193	20	29	277

Net charge offs	156	132	87	955	134	96	1,560

Provision charged to income	428	286	219	1,282	223	105	2,543

Balance at end of year	$572	$207	$167	$1,171	$208	$72	$2,397

2007
Balance at beginning of year	$214	$24	$7	$545	$53	$54	$897

Charge offs	147	49	21	860	67	125	1,269
Recoveries	28	1	-	187	10	38	264

Net charge offs	119	48	21	673	57	87	1,005

Provision charged to income	205	77	49	972	123	96	1,522

Balance at end of year	$300	$53	$35	$844	$119	$63	$1,414

An allocation of the allowance for credit losses by major loan categories is presented in the following table.

	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
Year Ended December 31	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(dollars are in millions)

Commercial	$572	46	$300	41	$214	34	$176	32	$195	28
Consumer:
Residential mortgages excluding HELOCs and home equity	207	22	53	31	24	37	32	42	20	51
HELOCs and home equity mortgages	167	6	35	5	7	5	2	5	-	4
Private label card receivables	1,171	21	844	19	545	20	494	17	459	13
Credit card receivables	208	3	119	2	53	1	57	1	43	1
Other consumer	72	2	63	2	54	3	85	3	71	3

Total	$2,397	100	$1,414	100	$897	100	$846	100	$788	100

(1)	Excludes loans held for sale.

HSBC USA Inc.

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses, as well as movements in comparison with prior years, are summarized in the following table.

	Increase from
		December 31,		December 31,
	December 31,	2007		2006
	2008	Amount	%	Amount	%

	(dollars are in millions)

On-balance sheet allowance:
Specific	$43	$28	187	$29	*
Collective	476	211	80	287	152
Transfer risk	5	5	-	5	-

	524	244	87	321	158
Unallocated	48	28	140	37	*

Total on-balance sheet allowance	572	272	91	358	167

Off-balance sheet allowance	168	65	63	70	71

Total commercial allowances	$740	$337	84	$428	137

*	Not meaningful

2008

Higher commercial loan allowance from December 31, 2007 resulted mainly from higher criticized loan balances caused by further downgrades in financial institution counterparties as well as real estate and middle market customers. The downgrades resulted in part from continued deterioration of economic conditions and changes in financial conditions of specific customers within these portfolios. Total nonaccruing commercial loans remain low as a percentage of total commercial loans. Based upon evaluation of the repayment capacity of the obligors, including support from adequately margined collateral, performance on guarantees, and other mitigating factors, impairment is higher at December 31, 2008 as compared with prior reporting periods, and is adequately reflected in the allowances for specific and collective impairment.

We continue to monitor the following factors that could affect portfolio risk:

•	continuing signs of stress associated with the recessionary U.S. and global economies, and in particular certain indices segments;
•	recent growth initiatives that have resulted in growth in the size and complexity of the commercial loan portfolio; and
•	borrower concentrations.

Management continues to monitor and reduce exposures to those industries considered to be higher risk, including managing the net exposure within its corporate loan portfolios with a syndication capacity as well as use of credit default swaps to economically hedge and reduce certain exposures.

Any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses. For example, management is closely monitoring sectors of the U.S. housing market, interest rates, consumer spending, consumer confidence, high energy prices and other industry trends that could potentially lead to a further deceleration of U.S. economic activity.

HSBC USA Inc.

2007

In 2007, overall commercial loan credit quality remained stable and well-controlled. Higher total criticized loan balances for 2007 as compared with 2006 resulted mainly from downgrades in real estate and middle market exposures. Total nonaccruing commercial loans, as a percentage of total commercial loans, remained low and was flat year over year. Based upon evaluation of the repayment capacity of the obligors, including support from adequately margined collateral, performance on guarantees, and other mitigating factors, impairment was moderately higher in 2007 as compared with 2006, and was adequately reflected in the allowances for specific and collective impairment.

Provisions on commercial loans have increased in 2007, as compared to 2006, primarily due to a change in loan loss reserve methodology for our small business revolving line of credit product. Additionally, commercial real estate provisions have increased as a result of customer downgrades. Any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses.

Private Label Receivable Credit Quality

Private label receivables are private label credit card receivables acquired from HSBC Finance. Receivables included in the private label credit card portfolio are generally maintained in accruing status until being charged off by the end of the month in which the account becomes six months contractually delinquent, consistent with industry practice. The following table provides credit quality data for the private label credit card receivables.

Year Ended December 31	2008	2007	2006

	(dollars are in millions)

Two months and over contractual delinquencies:
Balance at end of year	$663	$547	$450
As a percent of total private label receivables	3.88%	3.14%	2.65%
Accruing balances contractually past due 90 days or more:
Balance at end of year	$462	$377	$312
As a percent of total private label receivables	2.71%	2.16%	1.84%
Allowance for credit losses associated with private label receivables:
Balance at end of year	$1,171	$844	$545
As a percent of total private label receivables	6.86%	4.84%	3.21%
Net charge offs of private label receivables:
Total for the year ended	$955	$673	$515
Net charge offs as a percent of average private label receivables	5.81%	4.12%	3.48%

2008

The allowance for credit losses associated with private label receivables increased $327 million (39%) during 2008. Net charge off and provision activity was higher during 2008 as compared to 2007 due primarily to higher delinquencies within these portfolios due in part to higher levels of personal bankruptcy filings, continued deterioration in the U.S. economy including rising unemployment rates and lower recovery rates on previously charged off balances, which have resulted in a higher collective allowance balance. Underwriting criteria is continually being reviewed and will be modified as necessary based on the current and anticipated economic environment.

2007

The allowance for credit losses associated with private label receivables increased 55% to $844 million in 2007. Net charge off and provision activity was higher during 2007 as compared to 2006 due to increased balances and to higher delinquencies, which have resulted in a higher collective allowance balance. Additionally, the increased

HSBC USA Inc.

allowance for credit losses reflects a refinement in the methodology used to estimate inherent losses on private label loans less than 30 days delinquent, which increased credit loss reserves by $107 million in the fourth quarter.

Credit Card Receivable Credit Quality

Credit Card receivables are primarily the MasterCard/Visa and co-brand credit card receivables purchased daily from HSBC Finance. Credit card receivables are generally maintained in accruing status until being charged-off by the end of the month in which the account becomes six months contractually delinquent, consistent with industry practice. The following table provides credit quality data for credit card receivables.

Year Ended December 31	2008	2007	2006

	(dollars are in millions)

Two months and over contractual delinquencies:
Balance at end of year	$114	$71	$27
As a percent of total credit card receivables	5.33%	3.91%	2.38%
Accruing balances contractually past due 90 days or more:
Balance at end of year	$80	$47	$19
As a percent of total credit card receivables	3.74%	2.59%	1.68%
Allowance for credit losses associated with credit card receivables:
Balance at end of year	$208	$119	$53
As a percent of total credit card receivables	9.73%	6.55%	4.67%
Net charge offs of credit card receivables:
Total for the year ended	$134	$57	$38
Net charge offs as a percent of average credit card receivables	6.99%	4.06%	3.68%

2008

The allowance for credit losses associated with credit card receivables increased $89 million (75%) during 2008. Net charge off and provision activity was higher during 2008 as compared to 2007 primarily due to higher delinquencies within these portfolios due in part to higher levels of personal bankruptcy filings, lower recoveries on previously charged off balances and the impact of a deteriorating U.S. economy, which has resulted in a higher collective allowance balance. Underwriting criteria is continually being reviewed and will be modified as necessary based on the current economic environment.

2007

The allowance for credit losses associated with credit card receivables increased $66 million in 2007 driven by additional reserves booked on the co-brand portfolio.

HSBC USA Inc.

Residential Mortgage Loan Credit Quality

The following table provides credit quality data for residential mortgage loan receivables.

Year Ended December 31	2008	2007	2006

	(dollars are in millions)

One month and over contractual delinquencies:
Balance at end of year	$1,904	$1,336	$728
As a percent of total residential mortgages	7.32%	3.78%	1.83%
Nonaccruing:
Balance at end of year	$1,007	$640	$265
As a percent of total residential mortgages	3.87%	1.81%	.67%
Allowance for credit losses associated with residential mortgages:
Balance at end of year	$374	$88	$31
As a percent of total residential mortgages(1)	1.66%	.27%	.09%
Net charge offs of residential mortgages:
Total for the year ended	$219	$69	$35
Net charge offs as a percent of average total residential mortgages(1)	.76%	.20%	.09%

(1)	Total residential mortgages, excluding loans held for sale.

2008

The allowance for credit losses associated with residential mortgage loans increased $286 million (325%) during 2008. The increase in the allowance for credit losses was driven primarily by increased delinquencies and higher loss estimates in our prime residential first mortgage loan portfolio. Also contributing to the increase was the portfolio of nonconforming residential mortgage loans purchased from HSBC Finance and within the Home Equity Line of Credit (HELOC) and the Home Equity Loan portfolios due to deteriorating conditions in the housing markets and rising unemployment levels.

2007

The increase in the allowance for credit losses related to residential mortgage loans during 2007 was primarily related to increased delinquencies and charge offs in the portfolio of higher quality nonconforming residential mortgage loans which we purchased from HSBC Finance in order to hold in the residential mortgage loan portfolio. Also contributing to this increase are delinquencies and charge offs within the HELOC portfolio, primarily due to continued deterioration in the housing markets. Our prime mortgage loans experienced minimal deterioration.

See “Concentrations of Credit Risk” with this Credit Quality section for additional disclosures regarding certain risk concentrations inherent within the residential mortgage loan portfolio.

Reserve for Off-Balance Sheet Exposures

We maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $180 million and $105 million at December 31, 2008 and 2007, respectively. The related provision is recorded as a miscellaneous expense as a component of operating expenses. Off-balance sheet exposures are summarized in the “Off-Balance Sheet Arrangements and Contractual Obligations” section of this MD&A.

HSBC USA Inc.

Concentrations of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We enter into a variety of transactions in the normal course of business that involve both on- and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the United States and internationally. In general, the varying degrees of credit risk involved in on- and off-balance sheet transactions are managed through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process. It is our policy to require collateral when it is deemed appropriate. Varying degrees and types of collateral are required depending upon management’s credit evaluation.

We utilize appropriate underwriting standards and price all loans, including our nonconforming and non-prime loan products, in a manner that is appropriate to compensate for the risk assumed.

Certain residential mortgage loans have high loan-to-value (LTV) ratios (loans on primary residences with LTV ratios equal to or exceeding 90 percent at the time of origination) and no mortgage insurance, which could result in the potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

We also offer interest-only residential mortgage loans. These interest-only loans allow customers to pay only the accruing interest for a period of time, which results in lower payments during the initial loan period. Depending on a customer’s financial situation, the subsequent increase in the required payment attributable to loan principal could affect a customer’s ability to repay the loan at some future date when the interest rate resets and/or principal payments are required.

Outstanding balances of high LTV and interest-only loans, including loans held for sale, are summarized in the following table.

December 31	2008	2007

	(in millions)

Residential mortgage loans with high LTV and no mortgage insurance	$1,889	$2,345
Interest-only residential mortgage loans	4,247	6,161

Total	$6,136	$8,506

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude loans held for sale.

December 31	2008	2007

	(in millions)

Closed end:
First lien	$18,124	$28,315
Second lien	1,016	1,096
Revolving:
Second lien	3,357	3,082

Total	$22,497	$32,493

We also offer adjustable rate residential mortgage loans which allow us to adjust pricing on the loan in line with market movements. At December 31, 2008, we had approximately $10.2 billion in adjustable rate residential mortgage loans. In 2009, approximately $4 billion of adjustable rate residential mortgage loans will experience their first interest rate reset. In 2010, approximately $1.4 billion of adjustable rate residential mortgage loans will experience their first interest rate reset. A customer’s financial situation at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after the adjustment.

HSBC USA Inc.

Regional exposure at December 31, 2008 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
December 31, 2008	Estate Loans	Loans	Receivables

New York State	47%	59%	10%
North Central United States	3	4	24
North Eastern United States	11	8	13
Southern United States	21	13	29
Western United States	18	16	24

Total	100%	100%	100%

HSBC USA Inc.

Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below.

	Commercial Utilized		Unused Commercial Commitments
December 31,	2008	2007	2008	2007

	(in millions)

Real estate and related	$8,526	$8,205	$2,393	$3,292
Non bank holding companies	3,554	4,847	4,713	5,641
Banks and depository institutions	2,858	2,567	931	2,967
Security brokers and dealers	2,105	1,934	1,968	2,665
Recreational industry	1,796	1,630	1,241	1,228
Ferrous and non ferrous mining	1,598	1,290	1,442	3,070
Health, child care and education	1,350	1,081	2,477	2,803
Non depository credit institutions	1,265	919	13,402	9,617
Retail stores	1,256	327	2,320	1,588
Chemicals, plastics and rubber	1,203	1,046	2,758	1,381
Business and professional services	1,104	814	1,696	1,252
Food and kindred products	1,054	958	2,423	2,559
Textile, apparel and leather goods	1,015	942	760	878
Petro/gas and related	959	1,103	1,528	1,434
Electronic and electrical equipment	865	731	3,570	3,289
Industrial machinery and equipment	814	424	816	1,061
Insurance business	803	259	2,703	3,420
Natural resources, precious metals and jewelry	617	731	143	279
Telecommunications	519	514	245	184
Transportation services	486	396	598	531
Utilities	455	362	978	995
Automobiles and automotive products	423	451	1,026	1,399
Durable consumer/household products	385	331	727	503
Print, publishing and broadcasting	362	394	998	1,110
Non-durable consumer products	290	293	1,450	2,458
Miscellaneous consumer services	271	608	158	71
Container, packaging and glass	234	100	174	220
Government	232	265	152	199
Farming and agriculture	174	207	831	849
Manufacturing	80	29	120	70
Aerospace, aircraft and defense	80	98	407	337
Ecological	18	23	24	41
Foreign government	17	9	-	375

Total commercial credit exposure by industry – classifiable	36,768	33,888	55,172	57,766
All other – non classifiable	1,535	4,912	887	1,275

Total commercial credit exposure by industry	$38,303	$38,800	$56,059	$59,041

HSBC USA Inc.

Cross-Border Net Outstandings

Cross-border net outstandings, as calculated in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines, are amounts payable by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Cross-border net outstandings include deposits placed with other banks, loans, acceptances, securities available for sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable. Excluded from cross-border net outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposit issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposit); and cross-border claims that are guaranteed by cash or other external liquid collateral. Cross-border net outstandings that exceed .75% of total assets at year-end are summarized in the following table.

	Banks and	Commercial
	Other Financial	and
	Institutions	Industrial	Total

	(in millions)

December 31, 2008:
France	$1,617	$104	$1,721
Canada	2,287	1,619	3,906
United Kingdom	3,387	651	4,038
Cayman Islands	21	2,068	2,089
Venezuela	—	2,426	2,426
Brazil	1,425	682	2,107

	$8,737	$7,550	$16,287

December 31, 2007:
France	$1,562	$21	$1,583
Canada	833	1,011	1,844
United Kingdom	2,697	1,204	3,901
Germany	2,017	60	2,077
Brazil	1,741	715	2,456

	$8,850	$3,011	$11,861

December 31, 2006:
France	$1,782	$49	$1,831
Canada	1,305	793	2,098
United Kingdom	1,738	1,127	2,865

	$4,825	$1,969	$6,794

Credit and Market Risks Associated with Derivative Contracts

Credit risk associated with derivatives is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. In managing derivative credit risk, both the current exposure, which is the replacement cost of contracts on the measurement date, as well as an estimate of the potential change in value of contracts over their remaining lives are considered. Counterparties to our derivative activities include financial institutions, foreign and domestic government agencies, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients as well as other HSBC entities. These

HSBC USA Inc.

counterparties are subject to regular credit review by the credit risk management department. To minimize credit risk, we enter into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon occurrence of certain events. In addition, we reduce credit risk by obtaining collateral from counterparties. The determination of the need for and the levels of collateral will vary based on an assessment of the credit risk of the counterparty.

The total risk in a derivative contract is a function of a number of variables, such as:

•	volatility of interest rates, currencies, equity or corporate reference entity used as the basis for determining contract payments;
•	current market events or trends;
•	country risk;
•	maturity and liquidity of contracts;
•	credit worthiness of the counterparties in the transaction;
•	the existence of a master netting agreement among the counterparties; and
•	existence and value of collateral received from counterparties to secure exposures.

The table below presents total credit risk exposure measured using rules contained in the risk-based capital guidelines published by U.S. banking regulatory agencies. Risk-based capital guidelines recognize that bilateral netting agreements reduce credit risk and, therefore, allow for reductions of risk-weighted assets when netting requirements have been met. As a result, risk-weighted amounts for regulatory capital purposes are a portion of the original gross exposures.

The risk exposure calculated in accordance with the risk-based capital guidelines potentially overstates actual credit exposure, because: the risk-based capital guidelines ignore collateral that may have been received from counterparties to secure exposures; and the risk-based capital guidelines compute exposures over the life of derivative contracts. However, many contracts contain provisions that allow us to close out the transaction if the counterparty fails to post required collateral. In addition, many contracts give us the right to break the transactions earlier than the final maturity date. As a result, these contracts have potential future exposures that are often much smaller than the future exposures derived from the risk-based capital guidelines.

December 31	2008	2007

	(in millions)

Risk associated with derivative contracts:
Total credit risk exposure	$102,342	$72,967
Less: collateral applied to current exposure	8,228	5,148

Net credit risk exposure	$94,114	$67,819

HSBC USA Inc.

The table below summarizes the risk profile of the counterparties of off-balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral. The exposures in the unrated category are exposures to counterparties that have not been rated by an external rating agency. These counterparties are, however, rated according to our Internal Credit Rating System and exposure is mostly equivalent to investment grade. Refer to “Credit Risk Management” for additional commentary relating to the Internal Credit Rating System.

	Percent of Current Credit Risk Exposure, Net of Collateral
Rating equivalent at December 31	2008	2007

AAA to AA-	49%	52%
A+ to A-	29	29
BBB+ to BBB-	13	4
BB+ to B-	5	5
CCC+ and below	2	—
Unrated	2	10

Total	100%	100%

Our principal exposure to monoline insurance companies is through a number of OTC derivative transactions, primarily credit default swaps (CDS). We have entered into CDS to purchase credit protection against securities held within the trading portfolio. Due to downgrades in the internal credit ratings of monoline insurers (refer to “Credit Risk Management” for additional commentary relating to our credit rating system), fair value adjustments have been recorded due to counterparty credit exposures. The table below sets out the mark-to-market value of the derivative contracts at December 31, 2008 and December 31, 2007. The “Credit Risk Adjustment” column indicates the valuation adjustment taken against the mark-to-market exposures, and reflects the deterioration in creditworthiness of the monoline insurers during 2008. The exposure relating to monoline insurance companies which are rated CCC+ and below has been fully written down as of December 31, 2008. These adjustments have been charged to the consolidated statement of (loss) income. Refer to the table below for our exposure to derivative transactions entered into directly with monoline insurers.

	Net Exposure		Net Exposure
	before		After Credit
	Credit Risk	Credit Risk	Risk
December 31, 2008	Adjustment(1)	Adjustment(2)	Adjustment

Derivative contracts with monoline counterparties:
Monoline – investment grade	$1,766	$(431)	$1,335
Monoline - below investment grade	735	(570)	165

Total	$2,501	$(1,001)	$1,500

December 31, 2007
Derivative contracts with monoline counterparties:
Monoline – investment grade	$866	$(73)	$793
Monoline – below investment grade	214	(214)	-

Total	$1,080	$(287)	$793

(1)	Net exposure after legal netting and any other relevant credit mitigation prior to deduction of credit risk adjustment.

(2)	Fair value adjustment recorded against the over-the-counter derivative counterparty exposures to reflect the credit worthiness of the counterparty.

Market risk is the adverse effect that a change in market liquidity, interest rates, currency, or implied volatility rates has on the value of a financial instrument. We manage the market risk associated with interest rate and foreign

HSBC USA Inc.

exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. We also manage the market risk associated with the trading derivatives through hedging strategies that correlate the rates, price and spread movements. This risk is measured daily by using Value at Risk (VAR) and other methodologies. Refer to “Market Risk Management” for commentary regarding the use of VAR analyses to monitor and manage interest rate and other market risks.

We have an Asset and Liability Policy Committee which is responsible for defining the parameters and monitoring the various strategies utilized to manage interest rate risk that are developed through analysis of data from financial simulation models and other internal and industry sources. The resulting hedge strategies are then incorporated into the overall interest rate risk management and trading strategies.

Liquidity and Capital Resources

Effective liquidity management is defined as making sure we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheets of both HSBC USA and HBUS to ensure that we are a source of strength for our regulated, deposit-taking banking subsidiaries, as well to address the more limited sources of liquidity available to us. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans.

During 2008, financial markets were extremely volatile. As the year progressed, new issue term debt markets were extremely challenging with issues attracting substantially higher rates of interest than had historically been experienced. Credit spreads for all issuers traded at historically wide levels with the most pressure on financial sector spreads. Liquidity for asset backed securities also disappeared as spreads rose to new highs, negatively impacting the ability to securitize credit card receivables. Late in the year, several larger financial sector issuers accessed term debt funding with support of the FDIC’s Debt Guarantee Program. While corporate spreads remain at historically wide levels, the significant level of Federal Reserve Bank, FDIC and U.S. Treasury intervention appears to be having an impact on the debt markets in early 2009.

In 2008 as we witnessed the systemic reduction in available liquidity in the market, we took steps to reduce our reliance on debt capital markets and to increase deposits. Overall we decreased our funding from the debt capital markets by $2.5 billion, net of maturities. We raised $7.4 billion of new public debt, accessing term funding at various points during 2008, including $2.7 billion of guaranteed senior notes as part of the FDIC’s Debt Guarantee Program. In addition, while market conditions were challenging, we grew deposits during 2008 as we benefitted from our marketing efforts associated with our on-line savings program. In the latter half of the year, we benefitted further from customers moving funds to larger, well-capitalized institutions as investors chose to shift significant funds from debt investment products to deposit products in the banking system. As such, when coupled with $7 billion of residential mortgage asset sales, we achieved our target funding levels without the need to issue a significant amount institutional term debt in a turbulent funding environment.

Cash proceeds received in 2008 from the sale of $7 billion in residential mortgage loans were used to pay down short-term borrowings and fund on-going operations.

Interest bearing deposits with banks Interest bearing deposits with banks totaled $1,910 million and $4,741 million at December 31, 2008 and 2007, respectively.

Federal funds sold and securities purchased under agreements to resell totaled $10.8 billion and $13.7 billion at December 31, 2008 and 2007, respectively. Balances declined in 2008 as excess funds at December 31, 2008 were held in the Federal Reserve account.

Short-term borrowings totaled $10,495 million and $11,832 million at December 31, 2008 and 2007, respectively. See “Balance Sheet Review” for further analysis and discussion on short term borrowing trends.

HSBC USA Inc.

Deposits increased to $119 billion at December 31, 2008 from $116 billion at December 31, 2007. See “Balance Sheet Review” for further analysis and discussion on deposit trends.

Long-term debt decreased to $22 billion at December 31, 2008 from $28 billion at December 31, 2007. The decrease in long-term debt during 2008 was impacted by maturing senior debt which was not completely replaced with new debt issuances as we shifted our overall funding more toward deposits. The following table summarizes issuances and retirements of long term debt in 2008 and 2007:

Year Ended December 31,	2008	2007

	(in millions)

Long-term debt issued	$7,424	$5,607
Long-term debt retired	(9,938)	(7,710)

Net long-term debt retired	$(2,514)	$(2,103)

Issuances of long-term debt during 2008 included the following:

•	$1.5 billion of floating rate extendible notes in April;
•	$0.7 billion of fixed rate subordinated debt issued in June;
•	$1.0 billion of floating rate notes in August;
•	$2.3 billion of fixed rate guaranteed notes in December;
•	$0.3 billion of floating rate guaranteed notes in December;
•	$1.1 billion of medium term notes; and
•	$0.5 billion of private label credit card secured financings.

Included in the above amounts are $0.7 billion of debt issued by HBUS.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. We are currently authorized to issue up to $12 billion, of which $5.3 billion is available. HBUS also has a $40 billion Global Bank Note Program of which $20.4 billion is available.

As a member of the New York Federal Home Loan Bank (FHLB), we have a secured borrowing facility which is collateralized by residential mortgage loans. At December 31, 2008 and 2007, the facility included $2.0 billion and $5.5 billion, respectively, of borrowings included in long-term debt. The facility also allows access to further short term borrowings based upon the amount of residential mortgage loans pledged as collateral with the FHLB, which were undrawn as of December 31, 2008 and 2007.

At December 31, 2008 and 2007 we had a $2.5 billion unused line of credit with HSBC Bank, plc, an HSBC U.K. based subsidiary to support issuances of commercial paper.

Preferred Equity In November 2007, we redeemed all issued shares of Dutch Auction Rate Transferable Securitiestm Preferred Stock (DARTS), Series A and B at their stated value of $100,000 per share, resulting in a total cash payment of $125 million.

Refer to Note 20, “Preferred Stock” of the consolidated financial statements for information regarding all outstanding preferred share issues.

Common Equity In 2008, HNAI made three capital contributions to us totaling $3.6 billion in exchange for three shares of our common stock, of which $3.0 billion was subsequently contributed by us to HBUS in exchange for three shares of HBUS common stock. These capital contributions were to support ongoing operations and to maintain capital at levels we believe are prudent in current market conditions.

HSBC USA Inc.

A summary of changes in common shareholder’s equity is presented in the following table.

	2008	2007	2006

	(in millions)

Balance, January 1	$9,672	$10,571	$10,278
Increase (decrease) due to:
Net (loss) income	(1,689)	138	1,036
Dividends paid to common shareholder	-	(800)	(455)
Dividends paid to preferred shareholders	(80)	(98)	(88)
Adjustment to adopt SFAS No. 157 and SFAS No. 159	113	-	-
Change in other comprehensive income	(435)	(138)	(202)
Capital contributions from parent(1)	3,563	4	15
Other additions (reductions) of capital surplus	8	(5)	(13)

Total net increase (decrease)	1,480	(899)	293

Balance, December 31	$11,152	$9,672	$10,571

(1)	Capital contributions from parent include amounts related to an HSBC stock option plan in which almost all of our employees are eligible to participate.

Selected capital ratios Capital amounts and ratios are calculated in accordance with current banking regulations. In managing capital, we develop targets for Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Selected capital ratios are summarized in the following table:

At December 31,	2008	2007

Tier 1 capital to risk weighted assets	7.60%	7.12%
Tier 1 capital to average assets	5.96	5.34
Total equity to total assets	6.85	5.97

We maintain rolling 12 month capital forecasts on a consolidated basis, and for our banking subsidiary. Target capital ratios approved by the board of directors are set above levels established by regulators as “well capitalized”, and are partly based on a review of peer banks. Dividends are generally paid to our parent company, HNAI when available capital exceeds target levels.

HSBC USA and HBUS are required to meet minimum capital requirements by their principal regulators. Risk-based capital amounts and ratios are presented in Note 21, “Retained Earnings and Regulatory Capital Requirements” of the consolidated financial statements.

HSBC USA Inc. We are an indirect wholly owned subsidiary of HSBC Holdings plc. We are the parent company that owns the outstanding common stock of our subsidiaries. Our main source of funds is cash received from operations and subsidiaries in the form of dividends. In addition, we receive cash from third parties and affiliates by issuing preferred stock and debt and receiving capital contributions.

We received cash dividends from our subsidiaries of $79 million in 2008 and $899 million in 2007.

We have a number of obligations to meet with our available cash. We must be able to service our debt and meet the capital needs of our subsidiaries. We also must pay dividends on our preferred stock and may pay dividends on our common stock. Dividends paid on preferred stock totaled $80 million in 2008 and $98 million in 2007. No dividends were paid to HNAI, our immediate parent company, on our common stock in 2008 and dividends of $800 million were paid in 2007. We may pay dividends to HNAI in the future, but will maintain our capital at levels

HSBC USA Inc.

that we perceive to be consistent with our current ratings either by limiting the dividends to or through capital contributions from our parent.

At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. We made capital contributions to certain subsidiaries of $3 billion in 2008 and $12 million in 2007.

Subsidiaries At December 31, 2008, we had one major subsidiary, HBUS. Prior to December 9, 2008, we had two primary subsidiaries: HBUS and HSBC National Bank USA. On December 9, 2008, HSBC National Bank USA was merged into HBUS.

We manage substantially all of our operations through HBUS, which funds these businesses primarily through the collection of receivable balances; issuing short-term, medium-term and long-term debt; receiving deposits from customers; borrowing under secured financing facilities, issuing preferred stock and selling residential mortgage receivables. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.

We issued securities backed by dedicated receivables of $0.7 billion and $1.1 billion in 2008 and 2007, respectively. For accounting purposes, these transactions were structured as secured financings. Therefore, the receivables and the related debt remain on our balance sheet. At December 31, 2008, private label receivables totaling $1.6 billion secured $1.2 billion of outstanding debt. At December 31, 2007, private label receivables totaling $1.9 billion secured $1.6 billion of outstanding debt.

At December 31, 2008, we had conduit credit facilities with commercial and investment banks under which our operations may issue securities backed with up to $1.2 billion of private label receivables. The facilities are renewable at the providers’ option. Our total conduit capacity decreased by $1.5 billion in 2008 as certain facilities were not renewed. These reductions are primarily the result of the combination of the extremely difficult funding environment and decisions by the providing institutions to reduce their overall exposures. At December 31, 2008, private label receivables were used to collateralized $700 million of funding transactions structured as secured financings under these funding programs. We also anticipate there may be a further reduction in the available conduit credit facilities as they mature over the next 12 months due to continuing market turbulence and general concerns about credit quality. For the conduit credit facilities that have renewed, credit performance requirements have been more restrictive and pricing has increased to reflect the perceived quality of the underlying assets.

The securities issued in connection with collateralized funding transactions may pay off sooner than originally scheduled if certain events occur. Early payoff of securities may occur if established delinquency or loss levels are exceeded or if certain other events occur. For all other transactions, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. Presently we do not anticipate that any early payoff will take place. If early payoff were to occur, our funding requirements would increase. These additional requirements could be met through issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have adequate sources of funds if an early payoff event were to occur. Further, we have significantly reduced our overall dependence on these sources as we shift to more stable sources while reducing our overall cost of funding.

In 2008, the market for new securities backed by receivables essentially disappeared as spreads rose to historic highs. As such, we were unable to access this source of funding with the same degree of regularity as we had done in the past. Factors affecting our ability to structure collateralized funding transactions as secured financings going forward or to do so at cost-effective rates, include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market’s view of our desirability as an investment, and the legal, regulatory, accounting and tax environments governing collateralized funding transactions.

HBUS is subject to restrictions that limit the transfer of funds from it to HSBC USA and our nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other

HSBC USA Inc.

extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s length terms.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009. HSBC USA and its ultimate parent, HSBC, committed that HBUS will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, HSBC USA and HSBC made certain additional capital commitments to ensure that HBUS holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act.

2009 Funding Strategy Our current range of estimates for funding needs and sources for 2009 are summarized in the following table.

		(in billions)

Funding needs:
Net asset growth (attrition), excluding asset transfers	$(11)	-	$3
Net asset transfers	7	-	8
Long-term debt maturities	6	-	8
Secured financings and conduit facility maturities	5	-	8

Total funding needs	$7	-	$27

Funding sources:
Retail deposit growth	$2	-	$6
Long-term debt issuance	3	-	6
Short-term funding	(2)	-	4
Loan sales	0	-	3
Secured financings and conduit facility renewals	4	-	5
Other, including capital infusions	0	-	3

Total funding sources	$7	-	$27

The above table reflects a long-term funding strategy. Should market conditions worsen, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. As previously discussed, our prospects for growth are dependent upon access to the global capital markets and our ability to attract and retain deposits. We are participants in the FDIC’s Debt Guarantee Program, under which we may issue long-term debt. Deposits are expected to grow as we continue to expand our core domestic banking network. We also hope to receive customer and business deposits as customers move funds to larger, well-capitalized institutions due to a volatile market.

In January 2009, we purchased a $6.3 billion portfolio of General Motors MasterCard receivables, a $6.1 billion portfolio of AFL-CIO Union Plus MasterCard/Visa receivables and a $3.0 billion auto loan portfolio from HSBC Finance Corporation. Related funding of $6.1 billion and equity of $1.1 billion was also transferred as part of the purchase.

We will continue to sell a majority of new mortgage loan originations to government sponsored enterprises and private investors.

HSBC USA Inc.

See “Liquidity Risk Management” for further discussion relating to our sources of liquidity and contingency funding plan.

Capital Expenditures We made capital expenditures of $62 million in 2008. Capital expenditures in 2007 were $99 million.

Commitments See “Off-Balance Sheet Arrangements” below for further information on our various commitments.

Contractual Cash Obligations  The following table summarizes our long-term contractual cash obligations at December 31, 2008 by period due.

	One	Over One	Over
	Year	Through	Five
December 31, 2008	or Less	Five Years	Years	Total

	(in millions)

Subordinated long-term debt and perpetual capital notes(1)	$550	$227	$5,299	$6,076
Other long-term debt, including capital lease obligations(1)	9,142	4,572	2,299	16,013
Pension and other postretirement benefit obligations(2)	68	311	489	868
Minimum future rental commitments on operating leases(3)	113	403	311	827
Purchase obligations(4)	93	17	—	110

Total	$9,966	$5,530	$8,398	$23,894

(1)	Represents future principal payments related to debt instruments included in Note 17, “Long Term Debt” of the consolidated financial statements.

(2)	Represents estimated future employee benefits expected to be paid based on assumptions used to measure our benefit obligation at December 31, 2008. See Note 25, “Pension and Other Postretirement Benefits” of the consolidated financial statements.

(3)	Represents expected minimum lease payments, net of minimum sublease income under noncancellable operating leases for premises and equipment included in Note 27, “Collateral, Commitments and Contingent Liabilities” of the consolidated financial statements.

(4)	Represents binding agreements for facilities management and maintenance contracts, custodial account processing services, internet banking services, consulting services, real estate services and other services.

These cash obligations could be funded primarily through cash collections on receivables and from the issuance of new unsecured debt or receipt of deposits.

Our purchase obligations for goods and services at December 31, 2008 were not significant.

Off-Balance Sheet Arrangements and Contractual Obligations

As part of our normal operations, we enter into various off-balance sheet arrangements with affiliates and third parties. These arrangements arise principally in connection with our lending and client intermediation activities and involve primarily extensions of credit and guarantees.

As a financial services provider, we routinely extend credit through loan commitments and lines and letters of credit and provide financial guarantees, including derivative transactions that meet the definition of a guarantee under FIN 45. The contractual amounts of these financial instruments represent our maximum possible credit exposure in the event that a counterparty draws down the full commitment amount or we are required to fulfill our maximum obligation under a guarantee.

HSBC USA Inc.

The following table presents total contractual amounts and maturity information related to our off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements. Descriptions of the various arrangements follow the table.

	Balance at December 31, 2008
	One	Over One	Over		Balance at
	Year	Through	Five		December 31,
	or Less	Five Years	Years	Total	2007

	(in millions)

Standby letters of credit, net of participations(1)	$5,699	$2,256	$289	$8,244	$8,506
Commercial letters of credit	603	31	-	634	842
Credit derivatives considered guarantees(2)	28,551	339,094	119,267	486,912	650,243
Other commitments to extend credit:
Commercial	50,983	4,719	357	56,059	59,041
Consumer	9,306	-	-	9,306	10,053

Total	$95,142	$346,100	$119,913	$561,155	$728,685

(1)	Includes $732 million and $598 million issued for the benefit of HSBC affiliates at December 31, 2008 and 2007, respectively.

(2)	Includes $98,429 million and $98,250 million issued for the benefit of HSBC affiliates at December 31, 2008 and 2007, respectively.

Letters of Credit A letter of credit may be issued for the benefit of a customer, authorizing a third party to draw on the letter for specified amounts under certain terms and conditions. The issuance of a letter of credit is subject to our credit approval process and collateral requirements. We issue commercial and standby letters of credit.

•	A commercial letter of credit is drawn down on the occurrence of an expected underlying transaction, such as the delivery of goods. Upon the occurrence of the transaction, the amount drawn under the commercial letter of credit is recorded as a receivable from the customer in other assets and as a liability to the vendor in other liabilities until settled.

•	A standby letter of credit is issued to third parties for the benefit of a customer and is essentially a guarantee that the customer will perform, or satisfy some obligation, under a contract. It irrevocably obligates us to pay a third party beneficiary when a customer either: (1) in the case of a performance standby letter of credit, fails to perform some contractual non-financial obligation, or (2) in the case of a financial standby letter of credit, fails to repay an outstanding loan or debt instrument.

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of our “stand ready obligation to perform” under these arrangements, amounting to $33 million and $25 million at December 31, 2008 and 2007, respectively. Fees are recognized ratably over the term of the standby letter of credit. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $30 million and $27 million at December 31, 2008 and 2007, respectively. Refer to Note 28, “Guarantee Arrangements” for further discussion on off-balance sheet guarantee arrangements.

Credit Derivatives Credit derivative contracts are entered into both for our own benefit and to satisfy the needs of our customers. Credit derivatives are arrangements that provide for one party (the “beneficiary”) to transfer the credit risk of a “reference asset” to another party (the “guarantor”). Under this arrangement the guarantor assumes the credit risk associated with the reference asset without directly purchasing it. The beneficiary agrees to pay to the guarantor a specified fee. In return, the guarantor agrees to pay the beneficiary an agreed upon amount if there is a default during the term of the contract.

In accordance with our policy, we offset most of the market risk we assume in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a

HSBC USA Inc.

guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table on the preceding page is the maximum amount that we could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral. Refer to Note 28, “Guarantee Arrangements,” of the consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.

Other Commitments to Extend Credit Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments comprise unused private label or MasterCard/Visa credit card lines that are technically commitments of HSBC Finance Corporation, which we are committed to fund, and commitments to extend credit secured by residential properties. We have the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to a number of multi-seller and single-seller asset backed commercial paper conduits (ABCP conduits) sponsored by affiliates and third parties. These ABCP conduits and our variable interests in them are more fully described in Note 29, “Special Purpose Entities,” of the consolidated financial statements.

During 2008, we amended the terms of two liquidity facilities with respect to $634 million notional transactions funded through an HSBC-sponsored multi-seller conduit. Due to the ratings downgrade of the monoline insurance companies that provide credit insurance to these transactions, we amended the terms of the agreements, changing them from partially supporting liquidity facilities to fully supporting liquidity facilities.

Liquidity support is provided to certain ABCP conduits in the form of liquidity loan agreements and liquidity asset purchase agreements. Liquidity facilities provided to multi-seller conduits support transactions associated with a specific seller of assets to the conduit and we would only be expected to provide support in the event the multi-seller conduit is unable to issue or rollover maturing commercial paper because of a commercial paper market disruption or the supported transaction has breached certain triggers. Liquidity facilities provided to single-seller conduits are not identified with specific transactions or assets and we would be required to provide support upon the occurrence of a commercial paper market disruption or the breach of certain triggers that affect the single-seller conduit’s ability to issue or rollover maturing commercial paper. Our obligations have generally the same terms as those of other institutions that also provide liquidity support to the same conduit or for the same transactions. We do not provide any program-wide credit enhancements to ABCP conduits.

Under the terms of these liquidity agreements, the ABCP conduits may call upon us to lend money or to purchase certain assets in the event the ABCP conduits are unable to issue or rollover maturing commercial paper because of a commercial paper market disruption or the supported transaction has breached certain triggers. These trigger events are generally limited to performance tests on the underlying portfolios of collateral securing the conduits’ interests. With regard to a multi-seller liquidity facility, the maximum amount that we could be required to advance upon the occurrence of a trigger event is generally limited to the lesser of the amount of outstanding commercial paper related to the supported transaction and the balance of the assets underlying that transaction adjusted by a funding formula that excludes defaulted and impaired assets. Under a single-seller liquidity facility, the maximum amount that we and other liquidity providers could be required to advance is also generally limited to each provider’s pro-rata share of the lesser of the amount of outstanding commercial paper and the balance of unimpaired performing assets held by the conduit. As a result, the maximum amount that we would be required to fund may be significantly less than the maximum contractual amount specified by the liquidity agreement.

HSBC USA Inc.

The tables below present information on our liquidity facilities with ABCP conduits at December 31, 2008. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates its expected loss exposure.

		Conduit Assets(1)		Conduit Funding(1)
	Maximum		Weighted		Weighted
	Exposure	Total	Average Life	Commercial	Average Life
December 31, 2008	to Loss	Assets	(Months)	Paper	(Days)

	(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$11,491	$5,698	34	$6,559	23
Third-party sponsored (single-seller)	964	22,663	37	9,838	34

Total	$12,455	$28,361		$16,397

(1)	For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

	Average	Average Credit Quality(1)
December 31, 2008	Asset Mix	Aaa	Aa	A	BBB

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	39%	83%	-%	17%	-%
Credit card receivables	20	43	-	57	-
Trade receivables	20	23	17	60	-
Other securities	11	-	-	-	100
Auto dealer floor plan loans	7	100	-	-	-
Capital calls	3	-	-	100	-

Total	100%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	91%	80%	20%	-%	-%
Loans and trade receivables:
Auto loans and leases	9	-	-	100	-

Total	100%

(1)	Credit quality is based on Standard and Poor’s ratings at December 31, 2008 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the second half of 2007, asset backed commercial paper markets began to experience a decline in liquidity as concerns surrounding U.S. sub-prime residential mortgages spilled over into other credit markets. This trend continued into 2008. As a result, issuers of asset backed commercial paper found it increasingly difficult to refinance maturing commercial paper and many found it necessary to draw on liquidity facilities or obtain additional support in other forms. One ABCP conduit to which HBUS provided a liquidity facility did draw down fully on this facility during 2008. This facility was subsequently converted to a term loan and is included as a loan on the consolidated balance sheet. While none of the ABCP conduits included in the tables above have to date drawn upon HBUS facilities, due to ongoing issues with certain of the single-seller conduits during the early part of 2009,

HSBC USA Inc.

we are anticipating drawings in the near future. None of the ABCP conduits included in the tables above drew on the liquidity facilities we provided during 2008 or 2007. In 2008 and 2007, we also provided support to several HSBC affiliate sponsored ABCP conduits by purchasing up to $1.16 billion of A-1/P-1 rated commercial paper issued by them. As of December 31, 2008 no ABCP was held.

The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements. As a result of specific difficulties in the Canadian asset backed commercial paper markets, we entered into various agreements during the second half of 2007 modifying obligations with respect to these facilities.

Under one of these agreements, known as the Montreal Accord, the adhering parties agreed not to trade, trigger default provisions, pursue liquidity or collateral calls, or exercise security rights over assets held by the covered conduits while they worked to restructure outstanding commercial paper into longer-term securities. A restructuring proposal was approved by ABCP noteholders during the second quarter of 2008 and endorsed by the Canadian justice system during the third quarter of 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we are providing a $329 million Margin Funding Facility to new Master Conduit Vehicles. HBUS derivatives transactions with the previous conduit vehicles have been renovated to the new Master Conduit Vehicles. Under the restructuring, collateral provided to us to mitigate the derivatives exposures is significantly higher than previously.

Also in Canada but separately from the Montreal Accord, we agreed to purchase and hold a specified amount of commercial paper issued by certain conduits covered by our liquidity facilities, all of which was repaid in the first quarter of 2008. While the parties to these arrangements also agreed not to trigger defaults, make liquidity calls, or exercise security rights, the sponsors of these conduits agreed to meet certain collateral calls made by us. These conduits’ liabilities were formally restructured during the second quarter of 2008, with the outstanding ABCP converted into longer term securities. As part of the restructuring, we agreed to hold $246 million of the longer term securities and to provide an $82 million Margin Funding Facility. As of December 31, 2008, approximately $77 million of the Margin Funding Facility was drawn and the $246 million of securities were still held.

As of December 31, 2008, other than the Margin Funding Facilities referenced above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements referenced. There were $10 million of drawings outstanding against an additional liquidity facility that expired on March 31, 2008, and therefore no additional amounts can be drawn on this facility. Under the Montreal Accord restructuring plan, these $10 million of drawings were converted into longer term securities.

In addition to the facilities provided to ABCP conduits, we also provide a $41 million liquidity facility to a third-party sponsored multi-seller structured investment vehicle (SIV). This SIV and our involvement with it is more fully described in Note 29, “Special Purpose Entities” of the consolidated financial statements. At December 31, 2008, this facility was fully funded and is recorded in loans on our balance sheet. The funded amount related to this liquidity facility was considered in the determination of our allowance for loan losses and a specific reserve has been established against this facility in accordance with our credit policies.

Money Market Funds We have established and manage a number of constant net asset value (CNAV) money market funds that invest in shorter-dated highly-rated money market securities to provide investors with a highly liquid and secure investment. These funds price the assets in their portfolio on an amortized cost basis, which enables them to create and liquidate shares at a constant price. The funds, however, are not permitted to price their portfolios at amortized cost if that amount varies by more than 50 basis points from the portfolio’s market value. In that case, the fund would be required to price its portfolio at market value and consequently would no longer be able to create or liquidate shares at a constant price.

At December 31, 2007, one of these sponsored CNAV funds, which had total net assets of $7.6 billion, held $558 million of investments issued by SIVs. As a result of the market conditions, those SIV investments experienced declines in market value. We have no legal obligation to offer financial support to this fund in the event that it is unable to maintain a constant net asset value as a result of becoming unable to value its assets at amortized cost. This fund, however, has received financial support from an affiliate, which provided a letter of

HSBC USA Inc.

limited indemnity in relation to certain SIV investments held by the fund. As of December 31, 2008, that CNAV fund no longer held any SIV investment and the financial support provided by our affiliate has been terminated.

We do not consolidate the CNAV funds it sponsors as they are not VIEs and we do not hold a majority voting interest.

Fair Value

On January 1, 2008, we adopted SFAS 157 and SFAS 159. As a result, we recorded a total after-tax cumulative effect adjustment of $113 million as an increase to the opening balance of retained earnings as of January 1, 2008. The transition adjustment to the opening balance of retained earnings as of January 1, 2008 included (a) a $36 million release of unamortized deferred profit upon adoption of SFAS 157 and (b) $77 million from the application of the fair value option to certain own debt issuances under SFAS 159.

SFAS 157 requires a company to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of own credit risk accounted for a decrease of $397 million in the fair value of financial liabilities for the year ended December 31, 2008.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the year ended December 31, 2008 should not be considered indicative of the results for any future period.

Control Over Valuation Process and Procedures

A control framework has been established which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with Treasury finance. Treasury finance establishes policies and procedures to ensure appropriate valuations. For fair values determined by reference to external quotations on the identical or similar assets or liabilities, an independent price validation process is utilized. For price validation purposes, quotations from at least two independent pricing sources are obtained for each financial instrument, where possible. We consider the following factors in determining fair values:

•	similarities between the asset or the liability under consideration and the asset or liability for which quotation is received;

•	consistency among different pricing sources;

•	the valuation approach and the methodologies used by the independent pricing sources in determining fair value;

•	the elapsed time between the date to which the market data relates and the measurement date; and

•	the source of the fair value information.

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

For fair values determined by using internal valuation techniques, valuation models and inputs are developed by the business and are reviewed, validated and approved by the Derivative Model Review Group (DMRG) or other independent valuation control teams within Finance. Any subsequent material changes are reviewed and approved by the Valuation Committee which is comprised of representatives from the business and various control groups. Where available, we also participate in pricing surveys administered by external pricing services to validate our valuation models and the model inputs. The fair values of the majority of financial assets and liabilities are determined using well developed valuation models based on observable market inputs. The fair value measurements of these assets and liabilities require less judgment. However, certain assets and liabilities are valued based on proprietary valuation models that use one or more significant unobservable inputs and judgment is required to

HSBC USA Inc.

determine the appropriate level of adjustments to the fair value to address, among other things, model and input uncertainty. Any material adjustments to the fair values are reported to management.

Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability. SFAS 157 distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants’ assumptions. It emphasizes the use of valuation methodologies that maximize observable market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of our valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment and may change over time as market conditions evolve. We consider the following factors in developing the fair value hierarchy:

•	whether the asset or liability is transacted in an active market with a quoted market price;

•	the level of bid-ask spreads;

•	a lack of pricing transparency due to, among other things, complexity of the product and market liquidity;

•	whether only a few transactions are observed over a significant period of time;

•	whether the pricing quotations vary substantially among independent pricing services;

•	whether inputs to the valuation techniques can be derived from or corroborated with market data; and

•	whether significant adjustments are made to the observed pricing information or model output to determine the fair value.

Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the over-the-counter (OTC) market where transactions occur with sufficient frequency and volume. We regard financial instruments such as equity securities and derivative contracts listed on the primary exchanges of a country to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury or by other foreign governments, to-be-announced (TBA) securities and non-callable securities issued by U.S. government sponsored entities.

Level 2 inputs are inputs that are observable either directly or indirectly but do not qualify as Level 1 inputs. We classify mortgage pass-through securities, agency and certain non-agency mortgage collateralized obligations, certain derivative contracts, asset-backed securities, corporate debt, preferred securities and leveraged loans as Level 2 measurements. Where possible, at least two quotations from independent sources are obtained based on transactions involving comparable assets and liabilities to validate the fair value of these instruments. Where significant differences arise among the independent pricing quotes and the internally determined fair value, we investigate and reconcile the differences. If the investigation results in a significant adjustment to the fair value, the instrument will be classified as Level 3 within the fair value hierarchy. In general, we have observed that there is a correlation between the credit standing and the market liquidity of a non-derivative instrument. Most of the Level 2 asset-backed and mortgage-backed securities have credit ratings of AAA for which the market has maintained a certain degree of liquidity.

Level 2 derivative instruments are generally valued based on discounted future cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The fair value of certain structured derivative products is determined using valuation techniques based on inputs derived from observable benchmark index tranches traded in the OTC market. Appropriate control processes and procedures have been applied to ensure that the derived inputs are applied to value only those instruments that share similar risks to the relevant benchmark

HSBC USA Inc.

indices and therefore demonstrate a similar response to market factors. In addition, a validation process has been established, which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2008, our Level 3 instruments included the following: collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage whole loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Level 3 Measurements

The following table indicates that Level 3 assets were 6.3% of the total assets measured at fair value as of December 31, 2008. Level 3 liabilities as a percentage of the total liabilities measured at fair value were 1.8% as of December 31, 2008.

December 31,
2008
($ in millions)

Level 3 assets(1),(2)	$12,081
Total assets measured at fair value(3)	192,218
Level 3 liabilities	2,845
Total liabilities measured at fair value(1)	158,710
Level 3 assets as a percent of total assets measured at fair value	6.3%
Level 3 liabilities as a percent of total liabilities measured at fair value	1.8%

(1)	Presented without FIN 39, “Offsetting of Amounts Relating to Certain Contracts,” netting.

(2)	Includes $10,670 million of recurring Level 3 assets and $1,411 million of non-recurring Level 3 assets.

(3)	Includes $189,752 million of assets measured on a recurring basis and $2,466 million of assets measured on a non-recurring basis.

Refer to Note 30, “Fair Value Measurements” for discussions of our use of valuation techniques and assumptions to determine the fair values of major assets and liabilities.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in 2007 and continuing into 2008, the creditworthiness of the monoline insurers has deteriorated significantly. As a result, we made a $1,064 million negative credit risk adjustment to the fair value of our credit default swap contracts which is reflected in trading (losses) revenues for the year ended December 31, 2008. This included the effect from the settlement of certain credit default swaps with two monoline insurers. The fair value of these credit default swap contracts has increased to $2,501 million as of December 31, 2008 due to the widening of credit spreads. We have recorded a cumulative credit adjustment reserve of $1,001 million against our monoline exposure.

Loans As of December 31, 2008, we have classified $1,278 million of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $531 million for such mortgage loans in 2008. The changes in fair value are recorded as other (loss) revenues in the consolidated statement of (loss) income.

HSBC USA Inc.

We also hold certain leveraged loans, revolvers and commercial loans for which we have elected fair value accounting under SFAS No. 159. These leveraged loans, revolvers and commercial loans had a total fair value of $874 million ($1,320 million notional principal) as of December 31, 2008 of which $136 million was classified as Level 3 assets. We have also committed to fund $44 million of leveraged loans as of December 31, 2008. During the year ended December 31, 2008, we recorded a loss of $70 million related to Level 3 leveraged loans due to the widening of credit spreads and the increase in liquidity premium. The gains or losses are recorded as other revenues in the consolidated statement of (loss) income.

Material Additions to and Transfers Into (Out of) Level 3 Measurements We transferred $1,843 million of Leveraged Super Senior (LSS) credit derivatives from the Level 2 into the Level 3 category in the fair value hierarchy during the year ended December 31, 2008. The valuation of these credit derivatives is affected by the “gap risk” - the possibility that the collateral posted is not sufficient to cover the replacement cost as the trade is unwound when the counterparty chooses not to post additional collateral. An internal valuation technique is utilized to value the gap risk. The key unobservable inputs include correlations and the volatility of the credit spreads of the reference credits. As a risk management practice, we hedge the credit risk in our credit derivative portfolio on a macro basis. The hedges have been classified as Level 2 measurements in the fair value hierarchy and as such, the gain from these Level 3 credit derivatives is presented without the offsetting effect from the hedges. The fair value exposure of the LSS credit derivatives was $2,111 million as of December 31, 2008.

Contractually, we have no recourse against the LSS counterparty beyond the collateral posted and as such are exposed to loss if the fair value of the LSS positions exceeds the collateral value. Our risk exposure has increased in recent quarters as the credit spreads have continued widening. In the fourth quarter, we entered into a $24.5 billion notional CDS swaption with an affiliate to hedge our exposure in the LSS positions whereby we were granted the right to enter into a CDS with the affiliate to offset the risk in the LSS positions for a premium. The swaption, which is classified as a Level 3 asset, had a fair value of $1,108 million as of December 31, 2008.

We own senior classes of debt securities issued by certain collateralized debt obligation (CDO) and collateralized loan obligation (CLO) structures. We purchased credit protection in the form of credit default swaps from monoline insurers to hedge the exposure in these financial assets (refer to the section “Credit and Market Risks Associated Derivative Contracts” for further discussion). The CDO securities are ultimately collateralized by various asset classes such as residential and commercial mortgages and corporate debt. The CLO securities are primarily collateralized by corporate leveraged loans. Because of the protection purchased through credit default swaps with monoline insurers, we are exposed to the credit risk of the monoline insurers in respect of these instruments. While these CDO and CLO securities were rated AAA by the rating agencies upon issuance as they were designed to be protected by the subordinated positions in the structure, the level of protection provided to the senior tranches has reduced during the recent credit crisis. Due to the market illiquidity and the significant degree of subjectivity involved in determining the fair value, we transferred the CDO and CLO securities held and those total return swaps referenced to similar CDO and CLO securities from Level 2 to Level 3 during the year ended December 31, 2008. As of December 31, 2008, we had $668 million of CDO and CLO securities and $719 million of total return swaps referenced to CDO and CLO securities classified as Level 3 assets and liabilities, respectively.

We classified securities collateralized by prime, Alt-A and subprime residential mortgages (RMBS) as trading assets and available-for-sale investments and for financial reporting purposes we record these securities at fair value with changes in fair value reported in current earnings and in OCI, respectively. During the year, we transferred certain non-agency trading and available-for-sale RMBS from Level 2 to Level 3 because significant inputs to the valuation became unobservable, largely because of reduced levels of market liquidity. As of December 31, approximately $511 million and $471 million of RMBS were classified as Level 3 assets in the trading and available-for sale category, respectively.

We hold investments in hedge funds to hedge our exposure in certain derivative positions where we effectively provide financing to third party investors. Contractually, we can redeem these investments at any time provided we give proper notification. During the year, certain funds restricted the redemptions from investors and since the liquidity for investments in a hedge fund is narrow, we transferred $148 million of investments to Level 3 as of December 31, 2008.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities

The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of December 31, 2008:

Asset-backed securities backed by consumer finance collateral:

Credit quality of collateral:

			Prime		Alt-A		Sub-Prime
			Prior to	2006-	Prior to	2006-	Prior to	2006-
Year of Issuance:		Total	2006	2007	2006	2007	2006	2007

			(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$710	$—	$—	$103	$290	$317	$—
	Auto loans	64	—	—	21	43	—	—
	Student loans	21	—	—	21	—	—	—
	Consumer loans	1	—	—	—	—	1	—
	Residential mortgages	1,314	51	—	877	386	—	—
	Commercial mortgages	729	—	—	41	688	—	—
	Not specified	51	—	—	51	—	—	—

	Total AAA	2,890	51	—	1,114	1,407	318	—

AA	Home equity loans	43	—	—	4	36	3	—
	Auto loans	22	—	—	22	—	—	—
	Residential mortgages	85	—	—	—	85	—	—

	Total AA	150	—	—	26	121	3	—

A	Home equity loans	161	—	—	—	153	—	8
	Auto loans	57	—	—	57	—	—	—
	Residential mortgages	75	—	—	—	75	—	—

	Total A	293	—	—	57	228	—	8

BBB	Home equity loans	9	—	—	5	4	—	—
	Residential mortgages	39	—	—	—	39	—	—

	Total BBB	48	—	—	5	43	—	—

BB	Home equity loans	—	—	—	—	—	—	—
	Residential mortgages	50	—	—	—	50	—	—

	Total BB	50	—	—	—	50	—	—

B	Home equity loans	27	—	—	—	6	6	15
	Residential mortgages	17	—	—	—	17	—	—

	Total B	44	—	—	—	23	6	15

CCC	Home equity loans	51	—	—	—	51	—	—

Unrated	Residential mortgages	4	—	—	4	—	—	—

		$3,530	$51	$—	$1,206	$1,923	$327	$23

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:			A or Higher	BBB	BB/B	CCC	Unrated

Rating of securities:	Collateral type:
AAA	Corporate loans	$258	$—	$—	$258	$—	$—
	Commercial mortgages	178	—	—	118	60	—
	Trust preferred	155	—	155	—	—	—
	Aircraft leasing	52	—	—	—	—	52

		643	$—	$155	$376	$60	$52

	Total asset-backed securities	$4,173

Effect of Changes in Significant Unobservable Inputs

The fair value of certain financial instruments is measured using valuation techniques that incorporate pricing assumptions not supported by, derived from or corroborated by observable market data. The resultant fair value measurements are dependent on unobservable input parameters which can be selected from a range of estimates and may be interdependent. Changes in one or more of the significant unobservable input parameters may change the fair value measurements of these financial instruments. For the purpose of preparing the financial statements, the final valuation inputs selected are based on management’s best judgment that reflect the assumptions market participants would use in pricing similar assets or liabilities.

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $590 million or a decrease of the overall fair value measurement of approximately $617 million as of December 31, 2008. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

Risk Management

Overview Some degree of risk is inherent in virtually all of our activities. For the principal activities undertaken, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark-to-market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within our businesses, it is addressed below as a separate functional discipline. During 2008, there were no significant changes to the policies or approach for managing various types of risk, although we continue to monitor current market conditions and will adjust risk management policies and procedures as deemed necessary.

The objective of our risk management system is to identify, measure and monitor risks so that:

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

Historically, our approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board, which consists of senior executives throughout the HSBC organization. As such, extensive centrally determined requirements for controls, limits, reporting and the escalation of issues have been detailed in our policies and

HSBC USA Inc.

procedures. In addition, we have a formal independent compliance function, the staff of which has been aligned with, and advises each business segment.

As a result of an increasingly complex business environment, increased regulatory scrutiny, and the evolution of improved risk management tools and standards, we have significantly upgraded, and continue to upgrade, our methodologies and systems. New practices and techniques have been developed that involve data development, modeling, simulation and analysis, management information systems development, self-assessment, and staff education programs.

In the course of our regular risk management activities, we use simulation models to help quantify the risk we are taking. The output from some of these models is included in this section of our filing. By their nature, models are based on various assumptions and relationships. In actual stressed market conditions, these assumptions and relationships may no longer hold, causing actual experience to differ significantly from the results predicted in the model.

Risk management oversight begins with our Board of Directors and its various committees, principally the Audit Committee. Specific oversight of various risk management processes is provided by the Risk Management Committee, which was assisted by three principal subcommittees through 2008:

•	the Asset and Liability Policy Committee;
•	the Operational Risk Management Committee; and
•	the Credit Risk Management Committee.

While the charters of the Risk Management Committee and each sub-committee were tailored to reflect the roles and responsibilities of each committee, they all had the following common themes:

•	defining risk appetites, policies and limits;
•	monitoring and assessing exposures, trends and the effectiveness of risk management;
•	reporting to the Board of Directors; and
•	promulgating a suitable risk taking, risk management, and compliance culture.

Day-to-day management of credit risk is performed by the Co-Chief Credit Officers. For retail consumer loan portfolios, such as credit cards, installment loans and residential mortgages, the consumer credit management skills and tools of HSBC Finance are leveraged. Day-to-day management of interest rate and market risk is centralized principally under the Treasurer. Operational, fiduciary and compliance risk is decentralized and is the responsibility of each business and support unit. However, for all risk types, there are independent risk specialists that set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. The Co-Chief Credit Officers and the Executive Vice President for Compliance and Anti-Money Laundering provide day-to-day oversight of these activities and work closely with internal audit and senior risk specialists at HSBC North America and HSBC.

Economic and Regulatory Capital

Economic Capital Economic capital is defined as the amount of capital required to sustain a business through a complete business cycle, enabling the business to absorb unexpected losses and thereby limit the probability of insolvency. Historically, economic capital has been measured at the business unit level based on four categories of risk:

•	Credit risk
•	Operational risk
•	Market risk
•	Interest rate risk

During 2008, an evaluation of additional risks was performed, with a view toward quantifying these risks where possible. This evaluation was part of HSBC North America Internal Capital Adequacy Assessment Process (ICAAP) of the Basel II framework as established by the U.S. Regulators. The ICAAP framework is scheduled for a review by the Audit Committee of the Board of HSBC North America in early 2009. Upon approval of the framework, it is likely that additional risks will be quantified.

HSBC USA Inc.

Whereas regulatory capital is traditionally only calculated at the total bank level as a measure of the minimum capital needed for regulatory compliance and is based on the amount of capital maintained in relation to risk-weighted assets at a specific point in time, economic capital is actually a measure of risk. As a result, economic capital can be compared to total corporate capital resources and, since it can be assigned to each business unit according to its risk characteristics, it can be used to measure business performance against risk, influence pricing decisions or set portfolio guidelines.

Economic capital is an internal measure that has been developed based on our unique set of diverse businesses, risk appetites, and management practices. We calculate economic capital from statistical analyses of possible losses related to credit, market, interest rate and operational risk. Economic capital sufficient to cover losses over a one-year time horizon is calculated at a 99.95% confidence level. This is consistent with HSBC USA’s “AA” rating, as “AA” rated credits have historically defaulted at a rate of about .05% per year. The one-year time horizon is also consistent with traditional planning and budgeting time horizons. Quantification of possible losses related to fiduciary and reputational risk are broadly covered under the credit, market and operational risk measurements.

Basel Capital Standards In December 2007, U.S. regulators published a final rule regarding Risk-Based Capital Standards. This final rule represents the U.S. adoption of the Basel II Capital Accord. The final rule became effective April 1, 2008, and requires us to adopt its provisions no later than April 1, 2011. Final adoption must be preceded by a parallel run period of at least four quarters. On May 1, 2008, an implementation plan related to the final rule regarding Risk-Based Capital Standards was approved by the HSBC North America Board of Directors. On September 11, 2008, the HBUS Board of Directors also approved the implementation plan. We expect to begin a parallel run in 2009.

In addition, we continue to support the HSBC Group implementation of the Basel II framework, as adopted by the Financial Services Authority (FSA). Data regarding credit risk, operational risk, and market risk is supplied to support the Group’s regulatory capital and risk weighted asset calculations. Revised FSA capital adequacy rules for the HSBC Group became effective January 1, 2008.

Credit Risk Management

Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default.

Credit risk is inherent in various on- and off-balance sheet instruments and arrangements, such as:

•	in loan portfolios;
•	in investment portfolios;
•	in unfunded commitments such as letters of credit and lines of credit that customers can draw upon; and
•	in treasury instruments, such as interest rate swaps which, if more valuable today than when originally contracted, may represent an exposure to the counterparty to the contract.

While credit risk exists widely in our operations, diversification among various commercial and consumer portfolios helps to lessen risk exposure. See “Credit Quality” for further discussion.

We assess, monitor and manage credit risk with formal standards, policies and procedures. An independent Credit Risk function is maintained under the direction of Co-Chief Credit Officers, who report directly to the Chief Executive Officer.

Our credit risk management procedures are designed for all stages of economic and financial cycles, including the current protracted and challenging period of market volatility and economic downturn. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process. Action has been taken, where necessary, to improve our resilience to risks associated with the current market conditions by selectively discontinuing business lines or products, tightening underwriting criteria and investing in improved fraud prevention technologies.

HSBC USA Inc.

The responsibilities of the credit risk function include:

•	Formulating credit risk policies - Our policies are designed to ensure that various retail and commercial business units operate within clear standards of acceptable credit risk. Our policies ensure that the HSBC standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the Audit Committee.

•	Approving new credit exposures and independently assessing large exposures annually - The Co-Chief Credit Officers delegate credit authority to our various lending units. However, most large credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Co-Chief Credit Officers. In addition, the Co-Chief Credit Officers coordinate the approval of material credits with HSBC Group Credit Risk which, subject to certain agreed-upon limits, will review and concur on material new and renewal transactions.

•	Maintaining and developing the governance and operation of the risk rating system - A two-dimensional credit risk rating system is utilized in order to categorize exposures meaningfully and enable focussed management of the risks involved. This ratings system is comprised of a 22 category Customer Risk Rating, which considers the probability of default of an obligor and a separate assessment of a transaction’s potential loss given default. Rating methodologies are based upon a wide range of analytics and market data-based tools, which are core inputs to the assessment of counterparty risk. Although automated risk rating processes are increasingly used, for larger facilities the ultimate responsibility for setting risk grades rests in each case with the final approving executive. Risk grades are reviewed frequently and amendments, where necessary, are implemented promptly.

•	Measuring portfolio credit risk - Over the past few years, the advanced credit ratings system has been used to implement a credit economic capital risk measurement system to measure the risk in our credit portfolios, using the measure in certain internal and Board of Directors reporting. Simulation models are used to determine the amount of unexpected losses, beyond expected losses, that we must be prepared to support with capital given our targeted debt rating. Quarterly credit economic capital reports are generated and reviewed with management and the business units. Efforts continue to refine both the inputs and assumptions used in the credit economic capital model to increase its usefulness in pricing and the evaluation of large and small commercial and retail customer portfolio products and business unit return on risk.

•	Monitoring portfolio performance - A credit data warehouse has been implemented to centralize the reporting of its credit risk, support the analysis of risk using tools such as economic capital, and to calculate its credit loss reserves. This data warehouse also supports HSBC’s wider effort to meet the requirements of Basel II and to generate credit reports for management and the Board of Directors.

•	Establishing counterparty and portfolio limits - We monitor and limit our exposure to individual counterparties and to the combined exposure of related counterparties. In addition, selected industry portfolios, such as real estate and structured products, are subject to caps that are established by the Co-Chief Credit Officers and reviewed where appropriate by management committees and the Board of Directors. Counterparty credit exposure related to derivative activities is also managed under approved limits. Since the exposure related to derivatives is variable and uncertain, internal risk management methodologies are used to calculate the 95% worst-case potential future exposure for each customer. These methodologies take into consideration, among other factors, cross-product close-out netting, collateral received from customers under Collateral Support Annexes (CSAs), termination clauses, and off-setting positions within the portfolio.

•	Managing problem commercial loans - Special attention is paid to problem loans. When appropriate, our Special Credits Unit provides customers with intensive management and control support in order to help them avoid default wherever possible and maximize recoveries.

•	Establishing allowances for credit losses - The Co-Chief Credit Officers share the responsibility with the Chief Financial Officer for establishing appropriate levels of allowances for credit losses inherent in various loan portfolios.

HSBC USA Inc.

•	Overseeing retail credit risk - Each retail business unit is supported by dedicated advanced risk analytics units. The Co-Chief Credit Officers provide independent oversight of credit risk associated with these retail portfolios and is supported by expertise from HSBC North America’s Retail Credit Management unit.

•	Chairing the Credit Risk Management Committee - The Co-Chief Credit Officers chair the Credit Risk Management Committee, which is responsible for strategic and collective oversight of the scope of risk taken, the adequacy of the tools used to measure it, and the adequacy of reporting.

Asset/Liability Management

Asset and liability management includes management of liquidity, interest rate and market risk. Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself. Market risk includes both interest rate and trading risk. Interest rate risk is the potential impairment of net interest income due to mismatched pricing between accrual accounted assets and liabilities. Market risk is the potential for losses in daily mark to market positions (mostly trading) due to adverse movements in money, foreign exchange, equity or other markets. In managing these risks, we seek to protect both our income stream and the value of our assets.

We have substantial, but historically well controlled, interest rate risk in large part as a result of our portfolio of residential mortgages and mortgage backed securities, which consumers can prepay without penalty, and our large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of relatively low cost funds. Market risk exists principally in treasury businesses and to a lesser extent in the residential mortgage business where mortgage servicing rights and the pipeline of forward mortgage sales are hedged. We have little foreign currency exposure from investments in overseas operations, which are limited in scope. Total equity investments, excluding stock owned in the Federal Reserve and New York Federal Home Loan Bank, represent less than 1% of total available for sale securities.

The management of liquidity, interest rate and most market risk is centralized in treasury and mortgage banking operations. In all cases, the valuation of positions and tracking of positions against limits is handled independently by our finance units. Oversight of all liquidity, interest rate and market risks is provided by the Asset and Liability Policy Committee (ALCO) which is chaired by the Chief Financial Officer. Subject to the approval of our Board of Directors and HSBC, ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk, and assesses the adequacy of reporting. ALCO also conducts contingency planning with regard to liquidity.

Liquidity Risk Management

Liquidity risk is the risk that an institution will be unable to meet its obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We have continuously been monitoring the impact of recent market events on our liquidity positions. In general terms, the strains due to the credit crisis have been concentrated in the wholesale market as opposed to the retail market (the latter being the market from which we source core demand and time deposit accounts). Financial institutions with less reliance on the wholesale markets were less affected by the recent conditions. Our limited dependence upon the wholesale markets for funding has been a significant competitive advantage through the recent period of financial market turmoil. The liquidity framework as described in detail below will continue to adapt as we assimilate further knowledge from the recent disruptions in the marketplace.

Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time, while maintaining routine operations and market confidence. Market funding is planned in conjunction with HSBC Finance and HSBC, as the markets increasingly view debt issuances from the separate companies within the context of their common parent company. Liquidity management is performed at both HSBC USA and HBUS. Each entity is required to have sufficient liquidity for a crisis situation. ALCO is responsible for the development and implementation of related policies and procedures to ensure that the minimum liquidity ratios and a strong overall liquidity position are maintained.

HSBC USA Inc.

In carrying out this responsibility, ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. Our liquidity management approach includes increased deposits, potential sales (e.g. residential mortgage loans), and securitizations/conduits (e.g. credit cards) in liquidity contingency plans. In addition, ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. It must also maintain a liquidity management contingency plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses and customer relationships. In the event of a cash flow crisis, our objective is to fund cash requirements without access to the wholesale unsecured funding market for at least one year. Contingency funding needs will be satisfied primarily through the sale of the investment portfolio and liquidation of the residential mortgage portfolio. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage portfolio may be sold, securitized, or used for collateral at the FHLB to increase borrowings.

Deposits from a diverse mix of “core” retail, commercial and public sources and online savings accounts represent a significant, cost-effective and stable source of liquidity under normal operating conditions. Total deposits increased $3 billion and $14 billion during 2008 and 2007, respectively. Online savings account growth was $3 billion and $4 billion for 2008 and 2007, respectively. Online certificate of deposit growth was $950 million in 2008. Online certificate of deposit is a new product introduced in September of 2007.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At December 31, 2008, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS *

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA-	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa2	AA	AA	AA

*	Dominion Bond Rating Service.

In December 2008, our ratings were reaffirmed by S&P, however our outlook was moved from “stable” to “negative watch.” In January 2009, our ratings were also reaffirmed by Fitch, who also changed our outlook from “stable” to “negative watch.”

Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.

Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by debt securities. Approximately $3 billion of debt securities in this portfolio at December 31, 2008 are expected to mature in 2009. The remaining $25 billion of debt securities not expected to mature in 2009 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets through whole-loan sales and securitizations. In 2008, we sold residential mortgage loans of approximately $7 billion.

The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital

HSBC USA Inc.

ramifications of these two alternatives. Currently, assets would be used to supplement liquidity derived from liabilities only in a crisis scenario.

It is the policy of HBUS to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is that which is physically maintained at the Federal Reserve, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary. Further liquidity is available from the Federal Home Loan Bank of New York. As of December 31, 2008, we had outstanding advances of $2.0 billion. We have access to further borrowings based on the amount of mortgages pledged as collateral to the FHLB.

As of December 31, 2008, dividends from HBUS to us would require the approval of the OCC, in accordance with 12 USC 60. Refer to Note 21 “Retained Earnings and Regulatory Capital Requirements” of the consolidated financial statements for further details. In determining the extent of dividends to pay, HBUS must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.

We filed a shelf registration statement with the Securities and Exchange Commission in April 2006, under which we may issue debt securities, preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units. We satisfy the eligibility requirements for designation as a “well-known seasoned issuer,” which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue debt under the registration statement is limited by the debt issuance authority granted by the Board. We are currently authorized to issue up to $12 billion, of which $5.3 billion is available. During 2008, we issued $5.8 billion of senior debt from this shelf.

HBUS has a $40 billion Global Bank Note Program, which provides for issuance of subordinated and senior notes. Borrowings from the Global Bank Note Program totaled $1.0 billion in 2008, of which $0.7 billion was subordinated. There is approximately $20.4 billion of availability remaining.

At December 31, 2008, we also had a $2.5 billion back-up credit facility with HSBC Bank plc for issuances of commercial paper.

Interest Rate Risk Management

We are subject to interest rate risk associated with the repricing characteristics of our balance sheet assets and liabilities. Specifically, as interest rates change, amounts of interest earning assets and liabilities fluctuate, and interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in shifts in net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to manage net interest income within ranges of interest rate risk that management considers acceptable, we use derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments.

HSBC USA Inc.

The following table shows the repricing structure of assets and liabilities as of December 31, 2008. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting “gaps” are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year end, and one-day figures can be distorted by temporary swings in assets or liabilities.

	Within	After One	After Five	After
	One	But Within	But Within	Ten
December 31, 2008	Year	Five Years	Ten Years	Years	Total

	(In millions)

Commercial loans	$35,481	$2,153	$594	$75	$38,303
Residential mortgages	20,752	4,391	771	95	26,009
Private label	13,012	4,062	-	-	17,074
Credit card receivables	2,137	-	-	-	2,137
Other consumer loans	1,280	735	6	-	2,021

Total loans(1)	72,662	11,341	1,371	170	85,544

Securities available for sale and securities held to maturity	17,696	5,558	1,257	3,272	27,783
Other assets	68,564	2,828	850	-	72,242

Total assets	158,922	19,727	3,478	3,442	185,569

Domestic deposits(2):
Savings and demand	44,578	9,033	9,930	-	63,541
Certificates of deposit	17,652	552	127	60	18,391
Long-term debt	16,519	2,764	1,656	1,150	22,089
Other liabilities/equity	72,377	8,647	-	524	81,548

Total liabilities and equity	151,126	20,996	11,713	1,734	185,569

Total balance sheet gap	7,796	(1,269)	(8,235)	1,708	-

Effect of derivative contracts	(737)	(446)	1,700	(517)	-

Total gap position	$7,059	$(1,715)	$(6,535)	$1,191	$-

(1)	Includes loans held for sale.

(2)	Does not include purchased or wholesale treasury deposits. The placement of administered deposits such as savings and demand for interest rate risk purposes reflects behavioral expectations associated with these balances. Long-term core balances are differentiated from more fluid balances in an effort to reflect anticipated shifts of non-core balances to other deposit products or equities over time.

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts.

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

HSBC USA Inc.

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

Refer to “Market Risk Management” for commentary regarding the use of VAR analyses to monitor and manage interest rate and other market risks.

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

Present Value of a Basis Point (PVBP) PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2008.

December 31, 2008	Values

(in millions)

Institutional PVBP movement limit	$6.5
PVBP position at period end	4.3

Economic Value of Equity Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at December 31, 2008.

December 31, 2008	Values (%)

Institutional economic value of equity limit	+/-	20
Projected change in value (reflects projected rate movements on January 1, 2009):
Change resulting from an immediate 200 basis point increase in interest rates		(2)
Change resulting from an immediate 200 basis point decrease in interest rates		(18)

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

Dynamic Simulation Modeling Various modeling techniques are utilized to monitor a number of interest rate scenarios for their impact on net interest income. These techniques include both rate shock scenarios, which assume immediate market rate movements by as much as 200 basis points, as well as scenarios in which rates rise or fall by

HSBC USA Inc.

as much as 200 basis points over a twelve month period. The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques.

December 31, 2008	Amount	%

	($ in millions)

Projected change in net interest income (reflects projected rate movements on January 1, 2009):
Institutional base earnings movement limit
Change resulting from a gradual 100 basis point increase in the yield curve	$(56)	(1)
Change resulting from a gradual 100 basis point decrease in the yield curve	(3)	-
Change resulting from a gradual 200 basis point increase in the yield curve	(146)	(3)
Change resulting from a gradual 200 basis point decrease in the yield curve	(18)	-
Other significant scenarios monitored (reflects projected rate movements on January 1, 2009):
Change resulting from an immediate 100 basis point increase in the yield curve	(102)	(2)
Change resulting from an immediate 100 basis point decrease in the yield curve	(16)	-
Change resulting from an immediate 200 basis point increase in the yield curve	(322)	(6)
Change resulting from an immediate 200 basis point decrease in the yield curve	(101)	(2)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available for sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of December 31, 2008, we had an available for sale securities portfolio of approximately $25 billion with a net negative mark-to-market of $651 million included in tangible common equity of $9 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $137 million to a net loss of $788 million with the following results on the tangible capital ratios.

		Proforma-Reflecting
		25 Basis Points
December 31, 2008	Actual	Increase in Rates

Tangible common equity to tangible assets	5.06%	4.96%
Tangible common equity to risk weighted assets	6.58	6.45

Market Risk Management

Market risk is the risk that movements in market risk factors, including foreign exchange rates and commodity prices, interest rates, credit spreads and equity prices, will reduce HSBC’s income or the value of its portfolios.

HSBC separates exposures to market risk into trading and non-trading portfolios. Trading portfolios include those positions arising from market-making, proprietary position-taking and other marked-to-market positions so designated. Non-trading portfolios primarily arise from the interest rate management of HSBC’s retail and commercial banking assets and liabilities, financial investments classified as available for sale and held to maturity.

HSBC uses a range of tools to monitor and manage market risk exposures. These include sensitivity analysis, value at risk (‘VAR’) and stress testing.

Sensitivity analysis Sensitivity measures are used to monitor the market risk positions within each risk type, for example, present value of a basis point movement in interest rates, for interest rate risk. Sensitivity limits are set for portfolios, products and risk types, with the depth of the market being one of the principal factors in determining the level of limits set.

HSBC USA Inc.

Value at Risk (VAR) VAR analysis is used to estimate the potential losses that could occur on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. VAR calculations are performed for all material trading activities and as a tool for managing interest rate risk inherent in non-trading activities. We calculate VAR daily for a one-day holding period to a 99% confidence level. At a 99% confidence level for a two-year observation period, we set as our limit the fifth worst loss performance in the last 500 business days.

VAR – Overview VAR is a technique that estimates the potential losses that could occur on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. The VAR models used by us are based predominantly on historical simulation. These models derive plausible future scenarios from past series of recorded market rates and prices, taking into account inter-relationships between different markets and rates such as interest rates and foreign exchange rates. The models also incorporate the effect of option features on the underlying exposures. The historical simulation models used by us incorporate the following features:

•	potential market movements are calculated with reference to data from the past two years;
•	historical market rates and prices are calculated with reference to foreign exchange rates and commodity prices, interest rates, equity prices and the associated volatilities; and
•	VAR is calculated to a 99 per cent confidence level and for a one-day holding period.

We routinely validate the accuracy of our VAR models by back-testing the actual daily profit and loss results, adjusted to remove non-modeled items such as fees and commissions, against the corresponding VAR numbers. Statistically, we would expect to see losses in excess of VAR only one per cent of the time over a one-year period. The actual number of excesses over this period can therefore be used to gauge how well the models are performing and, occasionally, new parameters are introduced to increase the models explanatory power. Although a valuable guide to risk, VAR should always be viewed in the context of its limitations.

For example:

•	the use of historical data as a proxy for estimating future events may not encompass all potential events, particularly those which are extreme in nature;

•	the use of a one-day holding period assumes that all positions can be liquidated or the risks offset in one day. This may not fully reflect the market risk arising at times of severe illiquidity, when a one-day holding period may be insufficient to liquidate or hedge all positions fully;

•	the use of a 99 per cent confidence level, by definition, does not take into account losses that might occur beyond this level of confidence;

•	VAR is calculated on the basis of exposures outstanding at the close of business and therefore does not necessarily reflect intra-day exposures; and

•	VAR is unlikely to reflect loss potential on exposures that only arise under significant market moves.

VAR – Stress Testing In recognition of the limitations of VAR, we augment VAR with stress testing to evaluate the potential impact on portfolio values of more extreme, although plausible, events or movements in a set of financial variables. Stress testing is performed at a portfolio level, as well as on the consolidated positions of the Group, and covers the following scenarios:

•	Sensitivity scenarios, which consider the impact of market moves to any single risk factor or a set of factors. For example the impact resulting from a break of a currency peg that is unlikely to be captured within the VAR models;

•	Technical scenarios, which consider the largest move in each risk factor, without consideration of any underlying market correlation;

•	Hypothetical scenarios, which consider potential macro economic events; and

HSBC USA Inc.

•	Historical scenarios, which incorporate historical observations of market moves during previous periods of stress which would not be captured within VAR.

Stress testing is governed by the ‘Stress Testing Review Group’ forum that coordinates the Group stress testing scenarios in conjunction with the regional risk managers. Consideration is given to the actual market risk exposures, along with market events in determining the stress scenarios.

Stress testing results are reported to senior management and provide them with an assessment of the financial impact such events would have on our profits.

The impact of market turmoil on market risk The years preceding the current market turmoil were characterized by historically low levels of volatility, with ample market liquidity. This period was associated with falling levels of VAR as the level of observed market volatility is a key determinant in the VAR calculation.

The increase in market volatility was sustained throughout 2008 and was most noticeable in the credit spreads of financial institutions and ABSs/MBSs. The increase in the volatility of credit spreads reflected the market’s continued uncertainty of financial institutions exposure to the US sub-prime market, either directly or through structured products and, in the second half of the year, spread to more concerns about the wider economy. This is discussed further in “Credit spread risk.” The tightening of both credit and liquidity within the wholesale markets prompted remedial action from the central banks, which included injecting liquidity into the wholesale markets, taking equity stakes and cutting rates. Macro economic uncertainty also fed through into increases in volatility in other risk types such as Interest Rates and Foreign Exchange prices.

The major contributor to the trading and non-trading VAR for us was Global Banking and Markets.

VAR – Trading Activities Our management of market risk is based on a policy of restricting individual operations to trading within a list of permissible instruments authorized, enforcing rigorous new product approval procedures and restricting trading in the more complex derivative products to offices with appropriate levels of product expertise and robust control systems. Market making and proprietary position-taking is undertaken within Global Banking and Markets.

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and controlled using a complementary set of techniques, including VAR and various techniques for monitoring interest rate risk as discussed above. These techniques quantify the impact on capital of defined market movements.

Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased with the intent of selling them, and within the mortgage banking subsidiary included within the PFS business segment. Portfolios include foreign exchange, derivatives, precious metals (i.e., gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

HSBC USA Inc.

The following table summarizes trading VAR for 2008.

	December 31,	Full Year 2008			December 31,
	2008	Minimum	Maximum	Average	2007

Total trading	$52	$12	$201	$54	$25
Commodities	-	-	6	1	2
Equities	1	-	3	1	-
Foreign exchange	2	-	5	2	3
Interest rate directional and credit spread	44	11	186	44	17

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during calendar year 2008. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the 2008 gain (loss) data shows that the largest daily gain was $122 million and the largest daily loss was $113 million.

Ranges of daily Treasury trading revenue	Below	$(10) to	$0 to	Over
earned from market risk-related activities	$(10)	$0	$10	$10

		($ in millions)

Number of trading days market risk-related revenue was within the stated range	53	76	78	44

Credit spread risk The risk associated with movements in credit spreads is primarily managed through sensitivity limits, stress testing and VAR on those portfolios where it is calculated. Over the course of 2008, HSBC introduced credit spread as a separate risk type within its VAR models and, at December 31, 2008, credit spread VAR was calculated for credit derivatives portfolios. The total VAR for the trading activities, including credit spread VAR for the above portfolios, was $52 million and $25 million for December 31, 2008 and 2007, respectively.

The sensitivity of trading income to the effect of movements in credit spreads on the total trading activities was $.71 million and $1.43 million for December 31, 2008 and 2007, respectively. This sensitivity was calculated using simplified assumptions based on one-day movements in market credit spreads over a two-year period at a confidence level of 99 per cent.

The increase in the sensitivity during 2008, as compared with 2007 was mainly due to the effect of higher volatility in credit spreads. Credit spread risk also arises on credit derivative transactions entered into by Global Banking in order to manage the risk concentrations within the corporate loan portfolio and enhance capital efficiency. The mark-to-market of these transactions is taken through the income statement.

Gap risk Certain transactions are structured such that the risk is negligible under a wide range of market conditions or events, but in which there exists a remote probability that a significant gap event could lead to loss. A gap event could be seen as a change in market price from one level to another with no trading opportunity in between, and where the price change breaches the threshold beyond which the risk profile changes from having no open risk to having full exposure to the underlying structure. Such movements may occur, for example, when there are adverse news announcements and the market for a specific investment becomes illiquid, making hedging impossible. Given the characteristics of these transactions, they will make little or no contribution to VAR or to traditional market risk sensitivity measures. We capture the risks for such transactions within our stress testing scenarios. Gap risk arising is monitored on an ongoing basis, and we have incurred no gap losses on such transactions in 2008.

ABSs/MBSs positions The ABSs/MBSs exposures within the trading portfolios are managed within sensitivity and VAR limits and are included within the stress testing scenarios as described on page 106.

VAR – Non-trading Activities Interest rate risk in non-trading portfolios arises principally from mismatches between the future yield on assets and their funding cost, as a result of interest rate changes. Analysis of this risk is complicated by having to make assumptions on embedded optionality within certain product areas such as the incidence of mortgage repayments, and from behavioral assumptions regarding the economic duration of liabilities

HSBC USA Inc.

which are contractually repayable on demand such as current accounts. The prospective change in future net interest income from non-trading portfolios will be reflected in the current realizable value of these positions, should they be sold or closed prior to maturity. In order to manage this risk optimally, market risk in non-trading portfolios is transferred to Global Markets or to separate books managed under the supervision of the local Asset and Liability Committee (“ALCO”). Once market risk has been consolidated in Global Markets or ALCO-managed books, the net exposure is typically managed through the use of interest rate swaps within agreed limits.

The following table summarizes non-trading VAR for 2008, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	December 31,	Full Year 2008			December 31,
	2008	Minimum	Maximum	Average	2007

	(in millions)

Interest rate	$107	$46	$121	$79	$24

Credit spread risk The sensitivity of equity to the effect of movements in credit spreads on our available-for-sale debt securities was $5.51 million and $6.51 million at December 31, 2008 and 2007, respectively. The sensitivity was calculated on the same basis as that applied to the trading portfolio.

Fixed-rate securities Market risk also arises on fixed-rate securities we issue. These securities are issued to support long-term capital investments in subsidiaries and include non-cumulative preferred shares, noncumulative perpetual preferred securities and fixed rate subordinated debt.

Equity securities classified as available for sale Market risk arises on equity securities held as available for sale. The fair value of these securities was $24,936 million and $19,228 million at December 31, 2008 and 2007, respectively.

Sensitivity of net interest income A principal part of our management of market risk in non-trading portfolios is to monitor the sensitivity of projected net interest income under varying interest rate scenarios (simulation modeling). We aim, through our management of market risk in non-trading portfolios, to mitigate the effect of prospective interest rate movements which could reduce future net interest income, while balancing the cost of such hedging activities on the current net revenue stream. Refer to “Interest Rate Risk Management” for further discussion.

Trading Activities – HSBC Mortgage Corporation (USA) HSBC Mortgage Corporation (USA) is a mortgage banking subsidiary of HBUS. Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.

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

HSBC USA Inc.

Rate Shock Analysis Modeling techniques are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs, as reflected in the following table.

December 31, 2008	Value

(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on January 1, 2009):
Value of hedged MSRs portfolio	$333
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	(6)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	-
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	(10)

Economic Value of MSRs The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

Hedge Volatility The following table summarized the frequency distribution of the weekly economic value of the MSR asset during calendar year 2008. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from	Below	$(2) to	$0 to	$2 to	Over
market risk-related activities	$(2)	$0	$2	$4	$4

	($ in millions)

Number of trading weeks market risk-related revenue was within the stated range	23	7	7	4	11

Operational Risk

Operational risk is the risk of loss arising through fraud, unauthorized activities, error, omission, inefficiency, system failure or from external events. It is inherent in every business organization and covers a wide spectrum of issues.

We have established an independent Operational Risk Management discipline in North America, which reports to the HSBC North America Chief Risk Officer. The Operational Risk Management Committee, chaired by the HSBC North America Head of Operational Risk and Internal Control, is responsible for oversight of the operational risks being taken, the analytic tools used to monitor those risks, and reporting. Results from this Committee are communicated to the Risk Management Committee and subsequently to the Audit Committee of the Board of Directors. Business unit line management is responsible for managing and controlling all risks and for communicating and implementing all control standards. A central Operational Risk Coordinator provides functional oversight by coordinating the following activities:

•	maintaining a network of business line Operational Risk Coordinators;
•	developing scoring and risk assessment tools and databases;
•	providing training and developing awareness; and
•	independently reviewing and reporting the assessments of operational risks and losses.

HSBC USA Inc.

Management of operational risk includes identification, assessment, monitoring, control and mitigation, rectification and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the Operational Risk Management process have been communicated by issuance of a high level standard. Key features within the standard that have been addressed in our Operational Risk Management program include:

•	each business and support department is responsible for the identification and management of their operational risks;

•	each risk is evaluated and scored by its likelihood to occur, its potential impact on shareholder value and by exposure based on the effectiveness of current controls to prevent or mitigate losses. An operational risk automated database is used to record risk assessments and track risk mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

•	key risk indicators are established where appropriate, and monitored/tracked; and

•	the database is also used to track operational losses for analysis of root causes, comparison with risk assessments, lessons learned and capital modeling.

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

Analysis of primary types of operational risks reflects a 60% concentration in process risk. The remaining 40% is divided fairly equally between the other three primary operational risk types – systems, people and external events. Process risk accounts for nearly 70% of the higher or more critical operational risks. Within the process risk type, approximately 80% of this risk is concentrated within internal and external reporting and payment/settlement/delivery risk.

Internal audits, including audits by specialist teams in information technology and treasury, provide an important check on controls and test institutional compliance with the Operational Risk Management policy.

Compliance Risk

Compliance risk is the risk arising from failure to comply with relevant laws, regulations and regulatory requirements governing the conduct of specific businesses. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.

Consistent with HSBC’s commitment to ensure adherence with applicable regulatory requirements for all of its world-wide affiliates, we have implemented a multi-faceted Compliance Risk Management Program. This program addresses a number of regulatory priorities, including the following:

•	anti-money laundering (AML) regulations;
•	economic sanctions requirements;
•	consumer protection regulations;
•	community reinvestment requirements;
•	privacy; and
•	dealings with affiliates.

Oversight of the Compliance Risk Management Program is provided by the Audit Committee of the Board of Directors through the Risk Management Committee, which is advised of significant potential issues, strategic policy-making decisions and reputational risk matters. Internal audit, through continuous monitoring and periodic audits, tests the effectiveness of the overall Compliance Risk Management Program.

HSBC USA Inc.

The Compliance Risk Management Program elements include identification and assessment of compliance risk (using operational risk methodology), as well as monitoring, control and mitigation of such risk and timely resolution of the results of risk events. The execution of the Program is generally performed by line management, with oversight provided by Compliance. Controls for mitigating compliance risk are incorporated into business operating policies and procedures. Processes are in place to ensure controls are appropriately updated to reflect changes in regulatory requirements as well as changes in business practices, including new or revised products, services and marketing programs. A wide range of compliance training is provided to relevant staff, including mandated programs for such areas as anti-money laundering, fair lending and privacy.

The independent Compliance function is comprised of compliance teams supporting specific business units, as well as teams providing advisory and operational compliance expertise in specific subject matters, notably Anti-Money Laundering (AML) compliance. The Compliance function is responsible for the following activities:

•	advising management on compliance matters;
•	providing independent assessment, monitoring and review; and
•	reporting compliance issues to our senior management and Board of Directors, as well as to HSBC Group Compliance.

The Compliance function has established a rigorous independent review program which includes assessing the effectiveness of controls and testing for adherence to compliance policies and procedures. The review program is executed by a centralized compliance review unit, with the assistance of business compliance officers, as necessary.

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

Fiduciary risks, as defined above, reside in Private Banking businesses (including Investment Management, Personal Trust, Custody, Middle Office Operations) and other business lines outside of Private Banking (including Corporate Trust). However, our Fiduciary Risk Management infrastructure is also responsible for fiduciary risks associated with certain SEC regulated Registered Investment Advisors (RIA), which lie outside of the traditional regulatory fiduciary risk definition for banks. The fiduciary risks present in both banking and RIA business lines almost always occur where we are entrusted to handle and execute client business affairs and transactions in a fiduciary capacity. Our policies and procedures for addressing fiduciary risks generally address various risk categories including suitability, conflicts, fairness, disclosure, fees, AML, operational, safekeeping, efficiencies, etc.

Oversight for the Fiduciary Risk Management function falls to the Fiduciary Risk Management Committee of the Risk Management Committee. This committee is chaired by the Managing Director – Private Banking. The Senior Vice President - Fiduciary Risk is responsible for an independent Fiduciary Risk Management Unit that is responsible for day to day oversight of the Fiduciary Risk Management function. The main goals and objectives of this unit include:

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

HSBC USA Inc.

measurement, management and reporting of fiduciary risks. In this regard, a common database is used for compliance, operational and fiduciary risks; and

•	ongoing development and implementation of more robust and enhanced key risk indicator/key performance indicator process with improved risk focused reporting.

Business Continuity Planning

We are committed to the protection of employees, customers and shareholders by a quick response to all threats to the organization, whether they are of a physical or financial nature. We are governed by the HSBC North America Crisis Management Framework, which provides an enterprise-wide response and communication approach for managing major business continuity events or incidents. It is designed to be flexible and is scaled to the scope and magnitude of the event or incident.

The Crisis Management Framework works in tandem with the HSBC North America Corporate Contingency Planning Policy, business continuity plans and key business continuity committees to manage events. The North American Crisis Management Committee, a 24/7 standing committee, is activated to manage the Crisis Management process in concert with our senior management. This committee provides critical strategic management of business continuity crisis issues, risk management, communication, coordination and recovery management. In particular, the HSBC North America Crisis Management Committee has implemented an enterprise-wide plan, response and communication approach for pandemic preparedness. This was tested in 2008 as part of the U.S. Pandemic Simulations exercise. Tactical management of business continuity issues is handled by the Corporate and Local Incident Response Teams in place at each major site. We have also designated an Institutional Manager for Business Continuity who plays a key role on the Crisis Management Committee. All major business and support functions have a senior representative assigned to our Business Continuity Planning Committee, which is chaired by the Institutional Manager.

Certain work areas have been dedicated as hot and warm backup sites, which serve as primary business recovery locations. We have concentrations of major operations in both upstate and downstate New York. This geographic split of major operations is leveraged to provide secondary business recovery sites for many critical business and support areas. Remote working arrangements are also a key component of our business continuity approach.

We have built our own data center with the intention of developing the highest level of resiliency for disaster recovery as defined by industry standards. Data is mirrored synchronously to the disaster recovery site across duplicate dark fiber loops. A high level of network backup resiliency has been established. In a disaster situation, we are positioned to bring main systems and server applications online within predetermined timeframes.

We test business continuity and disaster recovery resiliency and capability through routine contingency tests and actual events. Business continuity and disaster recovery programs have been strengthened in numerous areas as a result of these tests or actual events. There is a continuing effort to enhance the program well beyond the traditional business resumption and disaster recovery model.

HSBC USA Inc.

GLOSSARY OF TERMS

Balance Sheet Management – Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities.

Efficiency Ratio – Ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues.

Federal Reserve – the Federal Reserve Board; our principal regulator.

Global Bank Note Program – $40 billion note program, under which HSBC Bank USA issues senior and subordinated debt.

Goodwill – Represents the excess of purchase price over the fair value of identifiable net assets acquired, reduced by liabilities assumed, for business combinations.

HBUS – HSBC Bank, USA, National Association; our principal wholly-owned U.S. banking subsidiary.

HMUS – HSBC Markets (USA) Inc.; an indirect wholly-owned subsidiary of HSBC North America, and a holding company for investment banking and markets subsidiaries in the U.S.

HNAI – HSBC North America Inc.; an indirect wholly-owned subsidiary of HSBC North America.

HSBC – HSBC Holdings plc.; HSBC North America’s U.K. parent company.

HSBC Affiliate – any direct or indirect subsidiary of HSBC outside of our consolidated group of entities.

HSBC Finance – HSBC Finance Corporation; an indirect wholly-owned consumer finance company subsidiary of HSBC North America.

HSBC North America – HSBC North America Holdings Inc.; a wholly-owned subsidiary of HSBC and HSBC’s top-tier bank holding company in North America.

HTCD – HSBC Trust Company (Delaware); one of our wholly-owned U.S. banking subsidiaries.

HTSU – HSBC Technology & Services (USA) Inc.; an indirect wholly-owned subsidiary of HSBC North America which provides information technology services to all subsidiaries of HSBC North America and to other subsidiaries of HSBC.

Intangible Assets – Assets (not including financial assets) that lack physical substance. Our acquired intangible assets include mortgage servicing rights and favorable lease arrangements.

Mortgage Servicing Rights (“MSRs”) – Intangible assets representing the right to service mortgage loans, which are recognized at the time the related loans are sold or the rights are acquired.

Net Interest Margin to Earning Assets – Net interest income divided by average interest earning assets for a given period.

Net Interest Margin to Total Assets – Net interest income divided by average total assets for a given period.

Nonaccruing Loans – Loans for which interest is no longer accrued because ultimate collection is unlikely.

OCC – the Office of the Comptroller of the Currency; the principal regulator for HSBC Bank USA.

Private Label Card Receivable Portfolio (“PLRP”) – Loan and credit card receivable portfolio acquired from HSBC Finance on December 29, 2004.

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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES – THREE YEARS

The following table shows the year-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	2008			2007			2006
	Balance	Interest	Rate*	Balance	Interest	Rate*	Balance	Interest	Rate*

	($ in millions)

Assets
Interest bearing deposits with banks	$5,358	$182	3.40%	$5,555	$291	5.24%	$3,927	$225	5.73%
Federal funds sold and securities purchased under resale agreements	9,560	229	2.39	11,671	610	5.23	10,326	526	5.10
Trading assets	9,425	535	5.68	11,380	633	5.56	10,893	418	3.84
Securities	24,538	1,267	5.16	23,156	1,212	5.24	22,177	1,145	5.16
Loans:
Commercial	39,209	1,916	4.89	31,398	2,069	6.59	28,080	1,764	6.28
Consumer:
Residential mortgages	31,493	1,632	5.18	37,694	2,040	5.41	41,826	2,211	5.29
Credit cards	18,353	1,870	10.19	17,736	1,735	9.79	15,987	1,329	8.31
Other consumer	2,245	200	8.94	2,636	245	9.29	2,960	268	9.07

Total consumer	52,091	3,702	7.10	58,066	4,020	6.93	60,773	3,808	6.27

Total loans	91,300	5,618	6.15	89,464	6,089	6.81	88,853	5,572	6.27

Other	9,041	219	2.43	3,977	230	5.78	1,569	91	5.78

Total earning assets	149,222	$8,050	5.39%	145,203	$9,065	6.24%	137,745	$7,977	5.79%

Allowance for credit losses	(1,837)			(1,006)			(932)
Cash and due from banks	6,359			3,019			3,977
Other assets	29,700			24,713			22,033

Total assets	$183,444			$171,929			$162,823

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$46,052	$1,004	2.18%	$43,517	$1,433	3.29%	$34,910	$981	2.81%
Other time deposits	24,541	869	3.54	22,375	1,225	5.48	24,134	1,152	4.77
Deposits in foreign offices:
Foreign banks deposits	11,163	218	1.95	9,876	525	5.32	8,020	392	4.89
Other interest bearing deposits	17,850	335	1.88	15,464	657	4.25	14,127	588	4.16

Total interest bearing deposits	99,606	2,426	2.43	91,232	3,840	4.21	81,191	3,113	3.83

Short-term borrowings	12,183	283	2.32	9,987	357	3.58	10,131	300	2.96
Long-term debt	24,100	985	4.09	28,480	1,443	5.07	29,484	1,457	4.94

Total interest bearing liabilities	135,889	3,694	2.72	129,699	5,640	4.35	120,806	4,870	4.03

Net interest income/Interest rate spread		$4,356	2.67%		$3,425	1.89%		$3,107	1.76%

Noninterest bearing deposits	15,316			13,713			12,869
Other liabilities	20,613			16,454			17,111
Total shareholders’ equity	11,626			12,063			12,037

Total liabilities and shareholders’ equity	$183,444			$171,929			$162,823

Net interest margin on average earning assets			2.92%			2.36%			2.26%

Net interest margin on average total assets			2.37%			1.99%			1.91%

*	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the years ended December 31, 2008, 2007, and 2006 included fees of $37 million, $40 million and $53 million, respectively.

HSBC USA Inc.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Risk Management section under the captions “Interest Rate Risk Management” and “Market Risk Management.”

Item 8.  Financial Statements and Supplementary Data

Our 2008 Financial Statements meet the requirements of Regulation S-X. The 2008 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
HSBC USA Inc.:

We have audited HSBC USA Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and the consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries as of December 31, 2008 and 2007, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
New York, New York
March 2, 2009

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
HSBC USA Inc.:

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company), an indirect wholly-owned subsidiary of HSBC Holdings plc, as of December 31, 2008 and 2007, and the related consolidated statements of (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and the accompanying consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries (the Bank) as of December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, and the financial position of the Bank as of December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
New York, New York
March 2, 2009

HSBC USA Inc.

CONSOLIDATED STATEMENT OF (LOSS) INCOME

Year Ended December 31,	2008	2007	2006

	(in millions)

Interest income:
Loans	$5,618	$6,089	$5,572
Securities	1,237	1,185	1,119
Trading assets	535	633	418
Short-term investments	411	901	751
Other	219	230	91

Total interest income	8,020	9,038	7,951

Interest expense:
Deposits	2,426	3,840	3,113
Short-term borrowings	283	357	300
Long-term debt	985	1,443	1,457

Total interest expense	3,694	5,640	4,870

Net interest income	4,326	3,398	3,081
Provision for credit losses	2,543	1,522	823

Net interest income after provision for credit losses	1,783	1,876	2,258

Other (losses) revenues:
Credit card fees	879	817	580
Other fees and commissions	719	751	605
Trust income	150	101	88
Trading (loss) revenue	(2,558)	129	755
Securities (loss) gain, net	(149)	112	29
Servicing and other fees from HSBC affiliates	151	175	208
Residential mortgage banking (loss) revenue	(11)	74	96
Gain on instruments designated at fair value and related derivatives	286	—	—
Other (loss) income	(235)	(312)	202

Total other (losses) revenues	(768)	1,847	2,563

Operating expenses:
Salaries and employee benefits	1,228	1,352	1,300
Support services from HSBC affiliates	1,184	1,162	1,076
Occupancy expense, net	278	243	221
Other expenses	933	829	658

Total operating expenses	3,623	3,586	3,255

(Loss) Income before income tax (benefit) expense	(2,608)	137	1,566
Income tax (benefit) expense	(919)	(1)	530

Net (loss) income	$(1,689)	$138	$1,036

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc

CONSOLIDATED BALANCE SHEET

December 31	2008	2007

	(in millions)

Assets
Cash and due from banks	$17,002	$3,567
Interest bearing deposits with banks	1,910	4,741
Federal funds sold and securities purchased under agreements to resell	10,813	13,677
Trading assets	31,292	36,628
Securities available for sale	24,908	19,962
Securities held to maturity (fair value of $2,935 million and $2,945 million at December 31, 2008 and 2007, respectively)	2,875	2,891
Loans	81,113	90,556
Less – allowance for credit losses	2,397	1,414

Loans, net	78,716	89,142

Loans held for sale (includes $874 million designated under fair value option at December 31, 2008)	4,431	5,270
Properties and equipment, net	559	568
Intangible assets , net	374	534
Goodwill	2,647	2,701
Other assets	10,042	8,284

Total assets	$185,569	$187,965

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$17,663	$13,831
Interest bearing (includes $2,293 million designated under fair value option at December 31, 2008)	67,903	68,237
Deposits in foreign offices:
Noninterest bearing	922	1,030
Interest bearing	32,550	33,072

Total deposits	119,038	116,170

Short-term borrowings	10,495	11,832
Long-term debt (includes $2,627 million designated under fair value option at December 31, 2008)	22,089	28,268

Total debt	151,622	156,270

Trading liabilities	16,323	16,253
Interest, taxes and other liabilities	4,907	4,205

Total liabilities	172,852	176,728

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 709 and 706 shares issued and outstanding at December 31, 2008 and 2007, respectively)	—	—
Additional paid-in capital	11,694	8,123
Retained earnings	245	1,901
Accumulated other comprehensive loss	(787)	(352)

Total common shareholder’s equity	11,152	9,672

Total shareholders’ equity	12,717	11,237

Total liabilities and shareholders’ equity	$185,569	$187,965

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	2008	2007	2006

	(in millions)

Preferred stock
Balance, January 1 and December 31,	$1,565	$1,565	$1,690

Common stock
Balance, January 1 and December 31,	—	—	—

Additional paid-in capital
Balance, January 1,	8,123	8,124	8,118
Capital contributions from parent	3,563	4	15
Employee benefit plans and other	8	(5)	(9)

Balance, December 31,	11,694	8,123	8,124

Retained earnings
Balance, January 1,	1,901	2,661	2,172
Adjustment to initially apply fair value measurement and fair value option accounting, under FASB Statement Nos. 157 and 159, net of tax	113	—	—

Balance at beginning of period, as adjusted	2,014	2,661	2,172
Net (loss) income	(1,689)	138	1,036
Cash dividends declared on preferred stock	(80)	(98)	(88)
Cash dividends declared on common stock	—	(800)	(455)
Cumulative effect of change in accounting principle relating to mortgage servicing rights	—	—	(4)

Balance, December 31,	245	1,901	2,661

Accumulated other comprehensive loss
Balance, January 1,	(352)	(214)	(12)

Net change in unrealized (losses) gains, net of tax on:
Securities available for sale	(324)	11	(71)
Derivatives classified as cash flow hedges	(98)	(165)	(106)
Interest only strip receivables	—	—	(7)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	2	12	—
Foreign currency translation adjustments, net of tax	(15)	4	—

Other comprehensive loss, net of tax	(435)	(138)	(184)

Cumulative effect of change in accounting principle relating to pension and post retirement benefits, net of tax	—	—	(18)

Balance, December 31,	(787)	(352)	(214)

Total shareholders’ equity, December 31,	$12,717	$11,237	$12,261

Comprehensive (loss) income
Net (loss) income	$(1,689)	$138	$1,036
Other comprehensive loss , net of tax	(435)	(138)	(184)

Comprehensive (loss) income	$(2,124)	$—	$852

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31	2008	2007	2006

	(in millions)

Cash flows from operating activities
Net (loss) income	$(1,689)	$138	$1,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and deferred taxes	(626)	3	503
Provision for credit losses	2,543	1,522	823
Other-than-temporarily impaired available for sale securities	231	—	—
Net change in other assets and liabilities	(106)	(1,109)	1,359
Net change in loans held for sale	431	(546)	(159)
Loans attributable to tax refund anticipation loans program:
Originations of loans	(12,628)	(17,433)	(16,100)
Sales of loans to HSBC Finance, including premium	12,627	17,645	15,888
Net change in trading assets and liabilities	6,081	(9,152)	(2,352)
Mark-to-market on financial instruments designated at fair value and related derivatives	(647)	—	—
Net change in fair value of derivatives and hedged items	(3,075)	770	689

Net cash provided by (used in) operating activities	3,142	(8,162)	1,687

Cash flows from investing activities
Net change in interest bearing deposits with banks	2,831	(3,697)	329
Net change in federal funds sold and securities purchased under agreements to resell	2,864	98	(9,207)
Securities available for sale:
Purchases of securities available for sale	(18,868)	(14,175)	(8,043)
Proceeds from sales of securities available for sale	3,575	5,157	2,611
Proceeds from maturities of securities available for sale	9,765	8,928	3,203
Securities held to maturity:
Purchases of securities held to maturity	(432)	(260)	(166)
Proceeds from maturities of securities held to maturity	448	341	364
Change in loans:
Originations, net of collections	25,159	18,714	23,083
Loans purchased from HSBC Finance	(24,391)	(24,169)	(23,908)
Loans sold to third parties	6,960	—	—
Net cash used for acquisitions of properties and equipment	(61)	(99)	(81)
Other, net	(129)	(182)	(193)

Net cash provided by (used in) investing activities	7,721	(9,344)	(12,008)

Cash flows from financing activities
Net change in deposits	2,932	14,082	11,854
Net change in short-term borrowings	(1,337)	6,759	(1,293)
Change in long-term debt:
Issuance of long-term debt	7,424	5,607	6,860
Repayment of long-term debt	(9,938)	(7,710)	(8,019)
Preferred stock (redemption) issuance, net of issuance costs	—	(125)	374
Capital contribution from parent	3,563	4	15
Other increases in capital surplus	8	(5)	(9)
Dividends paid	(80)	(898)	(543)

Net cash (used in) provided by financing activities	2,572	17,714	9,239

Net change in cash and due from banks	13,435	208	(1,082)
Cash and due from banks at beginning of period	3,567	3,359	4,441

Cash and due from banks at end of period	$17,002	$3,567	$3,359

Supplemental disclosure of cash flow information
Interest paid during the period	$3,921	$5,733	$4,815
Income taxes (refunded) paid during the period	(81)	462	504
Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	675	315	(773)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Bank USA, National Association

CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007

	(in millions)

Assets
Cash and due from banks	$16,953	$3,550
Interest bearing deposits with banks	1,773	4,525
Federal funds sold and securities purchased under agreements to resell	10,813	13,676
Trading assets	30,952	35,310
Securities available for sale	24,607	19,676
Securities held to maturity (fair value of $2,875 million and $2,867 million at December 31, 2008 and 2007, respectively)	2,811	2,816
Loans	78,791	90,218
Less – allowance for credit losses	2,394	1,414

Loans, net	76,397	88,804

Loans held for sale (includes $874 million designated under fair value option at December 31, 2008)	4,431	4,908
Properties and equipment, net	559	567
Intangible assets , net	374	534
Goodwill	2,057	2,111
Other assets	9,877	7,738

Total assets	$181,604	$184,215

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$17,659	$13,837
Interest bearing (includes $2,293 million designated under fair value option at December 31, 2008)	67,903	68,236
Deposits in foreign offices:
Noninterest bearing	922	1,030
Interest bearing	39,707	36,731

Total deposits	126,191	119,834

Short-term borrowings	6,551	7,920
Long-term debt (includes $1,922 million designated under fair value option at December 31, 2008)	15,025	24,829

Total debt	147,767	152,583

Trading liabilities	16,351	16,222
Interest, taxes and other liabilities	4,832	3,850

Total liabilities	168,950	172,655

Shareholder’s equity
Common shareholder’s equity:
Common stock ($100 par; 50,000 shares authorized; 20,008 and 20,005 shares issued and outstanding at December 31, 2008 and 2007, respectively)	2	2
Additional paid-in capital	13,137	10,148
Retained earnings	292	1,762
Accumulated other comprehensive loss	(777)	(352)

Total shareholder’s equity	12,654	11,560

Total liabilities and shareholder’s equity	$181,604	$184,215

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

HSBC USA Inc. (“HSBC USA”), incorporated under the laws of Maryland, is a New York State based bank holding company, and an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”) which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC USA (together with its subsidiaries, “HUSI”) may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.”

We routinely conduct transactions in the normal course of business with HSBC North America’s other principal direct and indirect subsidiaries, which include:

•	HSBC Finance Corporation (“HSBC Finance”), a consumer finance company;

•	HSBC Bank USA, National Association (“HSBC Bank USA”), our principal banking subsidiary;

•	HSBC Bank Canada, a Canadian banking subsidiary;

•	HSBC Markets (USA) Inc. (“HMUS”), a holding company for investment banking and markets subsidiaries in the U.S.; and

•	HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology services for other HSBC North America subsidiaries and to other subsidiaries of HSBC.

2.	Summary of Significant Accounting Policies and New Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of HSBC USA Inc. and all subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights, or where we exercise control, including all variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”). Unaffiliated trusts to which we have transferred securitized receivables which are qualifying special purpose entities (“QSPE’s”) as defined by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), are not consolidated. Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are generally accounted for under the equity method and reported as equity method investments in other assets. All significant intercompany accounts and transactions have been eliminated.

We assess whether an entity is a variable interest entity and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity. Our involvement is subsequently reassessed only upon the occurrence of certain changes in the entity’s governing documents or planned operations that result in changes to the entity’s equity structure or its expected losses. Our assessment is made in accordance with FIN No. 46(R) which defines a variable interest entity as an entity in which the equity investment at risk is not sufficient to finance the entity’s activities, where the equity investors lack certain characteristics of a controlling financial interest, or where voting rights are not proportionate to the economic interests of a particular equity investor and the entity’s activities are conducted primarily on behalf of that investor. FIN No. 46(R) requires a variable interest entity to be consolidated by its primary beneficiary, which is the entity that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the variable interest entity’s expected residual returns, or both.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications may be made to prior year amounts to conform to the current year presentation.

Cash and Cash Equivalents For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Resale and Repurchase Agreements We enter into purchases and borrowings of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) substantially identical securities. Resale and repurchase agreements are generally accounted for as secured lending and secured borrowing transactions, respectively.

The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the consolidated balance sheets at the amount advanced or borrowed, plus accrued interest to date. Interest earned on resale agreements is reported as interest income. Interest paid on repurchase agreements is reported as interest expense. We offset resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria as permitted by generally accepted accounting principles.

Repurchase agreements may require us to deposit cash or other collateral with the lender. In connection with resale agreements, it is our policy to obtain possession of collateral, which may include the securities purchased, with market value in excess of the principal amount loaned. The market value of the collateral subject to the resale and repurchase agreements is regularly monitored, and additional collateral is obtained or provided when appropriate, to ensure appropriate collateral coverage of these secured financing transactions.

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

Securities Debt securities that we have the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to yield over the contractual lives of the related securities. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value with unrealized gains and losses included in earnings.

Equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value, and are recorded at cost, less any provisions for impairment. Unquoted equity securities, which include Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank (“FRB”) stock, VISA securities and MasterCard Class B securities, are recorded in other assets.

All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses, net of related income taxes, recorded as adjustments to common shareholder’s equity as a component of accumulated other comprehensive income.

Securities that are classified as trading are stated at fair value. Fair value is generally based on quoted market prices at trade date. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The validity of internal pricing models is substantiated by reference to actual market prices realized upon sale or liquidation of these instruments.

Realized gains and losses on sales of securities not classified as trading assets are computed on a specific identified cost basis and are reported in other revenues as security gains, net. We regularly evaluate our securities to identify declines in fair value that are considered other-than-temporary. Any decline in the fair value of investments, which is deemed to be other-than-temporary is charged against current earnings in other revenues and a new cost basis is established for the security. Fair value adjustments to trading securities and gains and losses on the sale of such securities are reported in other revenues as trading revenues.

Loans Loans are stated at amortized cost, which represents the principal amount outstanding, net of unearned income, charge offs, unamortized purchase premium or discount, unamortized nonrefundable fees and related direct loan origination costs and purchase accounting fair value adjustments. Loans are further reduced by the allowance for credit losses.

Premiums and discounts and purchase accounting fair value adjustments are recognized as adjustments to yield over the expected lives of the related loans. Interest income is recorded based on methods that result in level rates of return over the terms of the loans.

Restructured loans are loans for which the original contractual terms have been permanently modified to provide for terms that are less than we would be willing to accept for new loans with comparable risk because of deterioration in the borrower’s financial condition. Interest on these loans is accrued at the effective rate.

Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees, which include points on real estate secured loans and costs, is recognized in interest income, generally by the interest method, based on the estimated or contractual lives of the related loans. Amortization periods are periodically adjusted for loan prepayments and changes in other market assumptions. Annual fees on MasterCard/Visa and Home Equity Line of Credit (HELOC), net of direct lending costs, are deferred and amortized on a straight-line basis over one year. Net deferred origination fees, excluding MasterCard and Visa, totaled $44 million at December 31, 2008 and $62 million at December 31, 2007. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, totaled $19 million at December 31, 2008 and $16 million at December 31, 2007.

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

Allowance for Credit Losses We maintain an allowance for credit losses that is, in the judgment of management, adequate to absorb estimated probable losses in our commercial and consumer loan portfolios. The adequacy of the allowance for credit losses is assessed in accordance with generally accepted accounting principles and is based, in part, upon an evaluation of various factors including:

•	An analysis of individual exposures where applicable;

•	Current and historical loss experience;

•	Changes in the overall size and composition of the portfolio; and

•	Specific adverse situations and general economic conditions.

We also assess the overall adequacy of the allowance for credit losses by considering key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge offs in developing our loss reserve estimates. Loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of the control of management, such as consumer payment patterns and economic conditions and there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

For commercial and select consumer loans, we conduct a periodic assessment on a loan-by-loan basis of losses we believe to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially charged off, and loans designated as troubled debt restructures. Problem commercial loans are assigned various criticized facility grades under the allowance for credit losses methodology.

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

Probable losses for pools of homogeneous consumer loans are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. In addition, loss reserves are maintained on consumer receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing the allowance for credit losses on consumer receivables include recent growth, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters.

Charge-Off and Nonaccrual Policies and Practices Our charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices

Commercial Loans	Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible	Loans are categorized as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to the ultimate collectability of interest or principal based on certain factors including period of time past due and adequacy of collateral. When classified as nonaccruing, any accrued interest recorded on the loan is generally deemed uncollectible and reversed against income. Interest income is subsequently recognized only to the extent of cash received or until the loan is placed on accrual status. In instances where there is doubt as to collectability of principal, interest payments received are applied to principal. Loans are not reclassified as accruing until interest and principal payments are current and future payments are reasonably assured.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices

Residential Mortgage Loans	Carrying values in excess of net realizable value are charged off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued and there is no reasonable expectation for recovery, the account is generally charged off no later than the end of the month in which the account becomes six months contractually delinquent.	Loans are generally designated as nonaccruing when contractually delinquent for more than three months.
Auto Finance	Carrying values in excess of net realizable value are generally charged off no later than the month in which the account becomes four months contractually delinquent.	Interest generally accrues until charge-off.
Private label credit cards	Loan balances are generally charged off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.
Credit cards	Loan balances are generally charged off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.
Other Consumer Loans	Loan balances are generally charged off the month following the month in which the account becomes four months contractually delinquent.	Interest generally accrues until charge-off.

Loans Held for Sale With the exception of certain leveraged loans and commercial loans for which the fair value option has been elected under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), loans that are classified as held for sale are carried at the lower of aggregate cost or fair value. Fair value is determined based on quoted market prices for similar loans, outstanding investor commitments or discounted cash flow analyses using market assumptions. Increases in the valuation allowance utilized to adjust loans that are classified as held for sale to market value, and subsequent recoveries of prior allowances recorded, are recorded in other income in the consolidated income statement. Receivables are classified as held for sale when management no longer intends to hold the receivables for the foreseeable future.

Transfers of Financial Assets and Securitizations Transfers of financial assets in which we surrender control over the transferred assets are accounted for as sales. Control is generally considered to have been surrendered when (i) the transferred assets are legally isolated from us and our creditors, even in bankruptcy or other receivership, (ii) the transferee (or, if the transferee is a QSPE, the holders of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests held, for a holder of a QSPE’s beneficial interests) without any constraints that would provide a benefit to us, and (iii) we have no obligation, right, or option to reclaim or repurchase the assets. If the sale criteria are met, the transferred assets are removed from our balance sheet. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on our balance sheet and the proceeds from the transaction are recognized as a liability. For the majority of financial asset transfers, it is clear whether or not we have surrendered control. For other transfers, such as in connection with complex transactions or where we have continuing involvement such as servicing responsibilities, we generally obtain a legal opinion as to whether the transfer results in a true sale by law.

We securitize certain private label credit card receivables where securitization provides an attractive source of funding. Prior to the third quarter of 2004, private label credit card securitizations utilized revolving trusts that met the definition of a QSPE under SFAS No. 140. All new private label credit card securitization transactions since the third quarter of 2004 have been structured as secured financings using trusts that are not QSPEs. Transfers of receivables to QSPE trusts established prior to the third quarter of 2004, including transfers of receivables to support previously issued securities, were structured and recorded as sales until the third quarter of 2006. We provide limited recourse to investors in connection with these sales and recorded a provision for estimated probable losses under the recourse provisions. In the third quarter of 2006, the QSPE trusts established prior to the third quarter of 2004 were restructured and no longer meet the definition of a QSPE. As a result, subsequent transfers of receivables to these trusts to support previously issued securities no longer qualify for sale treatment and are recorded as secured financings.

Properties and Equipment, Net Properties and equipment are recorded at cost, net of accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, which generally range from 3 to 40 years. Leasehold improvements are depreciated over the lesser of the economic useful life of the improvement or the term of the lease. Costs of maintenance and repairs are expensed as incurred. Impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Mortgage Servicing Rights Mortgage servicing rights (“MSRs”) are initially measured at fair value at the time that the related loans are sold and periodically re-measured using the fair value measurement method. MSRs are measured at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occur. Prior to January 1, 2006, MSRs were recorded at the lower of cost or fair value as required by previous accounting standards.

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

We use certain derivative financial instruments including options and interest rate swaps to protect against a decline in the economic value of MSRs. These instruments have not been designated as qualifying hedges in accordance with U.S. GAAP guidelines and are therefore recorded as trading assets that are marked-to-market through earnings.

Goodwill Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from purchase business combinations. Goodwill is not amortized, but is reviewed for impairment annually using a discounted cash flow methodology. Impairment is reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be primary indicators of potential impairment.

Repossessed Collateral Real estate owned with the intent to sell within a reasonable period is classified as held for sale at the date of foreclosure and is recorded in other assets at the lower of cost or fair value less estimated costs to sell. A valuation reserve is created to recognize any subsequent write downs to fair value less costs to sell. These values are periodically reviewed and adjusted against the valuation allowance but not in excess of cumulative loss previously recognized. Costs of holding real estate and related gains and losses on disposition are credited or charged to operations as incurred as a component of operating expense.

Collateral We pledge assets as collateral as required for various transactions involving security repurchase agreements, public deposits, Treasury tax and loan notes, derivative financial instruments, short-term borrowings and long-term borrowings. Assets that have been pledged as collateral, including those that can be sold or repledged by the secured party, continue to be reported on our consolidated balance sheet.

We also accept collateral, primarily as part of various transactions involving security resale agreements. Collateral accepted by us, including collateral that we can sell or repledge, is excluded from our consolidated balance sheet.

The market value of collateral we have accepted or pledged is regularly monitored and additional collateral is obtained or provided as necessary to ensure appropriate collateral coverage in these transactions.

Derivative Financial Instruments Derivative financial instruments are recognized on the consolidated balance sheet at fair value. On the date a derivative contract is entered into, we designate it as either:

•	a qualifying hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge);

•	a qualifying hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction (cash flow hedge); or

•	a trading or non-qualifying hedge.

Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings in the period during which the hedged item affects earnings. Ineffectiveness in the hedging relationship is reflected in current earnings. Changes in the fair value of derivatives held for trading purposes or which do not qualify for hedge accounting are reported in current period earnings.

At the inception of each hedge, we formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions, the nature of the hedged risk, and how hedge effectiveness and ineffectiveness will be measured. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess both at inception and on a recurring basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. This assessment is conducted using statistical regression analysis.

Earnings volatility may result from the on-going mark to market of certain economically viable derivative contracts that do not satisfy the hedging requirements under U.S. GAAP, as well as from the hedge ineffectiveness associated with the qualifying hedges.

Embedded derivatives We may acquire or originate a financial instrument that contains a derivative instrument “embedded” within it. Upon origination or acquisition of any such instrument, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the principal component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. With the adoption of Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments’” (“SFAS No. 155”), the election now exists to account for an entire financial instrument at fair value through current period earnings if the financial instrument contains an embedded derivative that would otherwise require bifurcation. Hybrid financial instruments that we have elected to carry at fair value under the fair value option continue to be reported in their existing balance sheet classification. We adopted SFAS No. 159 effective January 1, 2008 and because SFAS No. 159 has a broader application than SFAS No. 155, we decided to elect the fair value option available under SFAS No. 159 to all hybrid financial instruments issued after January 1, 2008.

When we determine that: (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is either separated from the host contract (bifurcated), carried at fair value, and designated as a trading instrument or the entire financial instrument is carried at fair value with all changes in fair value recorded to current period earnings. If bifurcation is elected, any gain recognized at inception related to the derivative is effectively embedded in the host contract and is recognized over the life of the financial instrument.

Hedge discontinuation We discontinue hedge accounting prospectively when:

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

In the case of a discontinued fair value hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the hedged item will no longer be adjusted for changes in fair value. The basis adjustment that had previously been recorded to the hedged item during the period from the hedge designation date to the hedge discontinuation date is recognized as an adjustment to the yield of the hedged item over the remaining life of the hedged item.

In the case of a discontinued cash flow hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the effective portion of the changes in fair value of the hedging derivative will no longer be reclassified into other comprehensive income. The balance applicable to the discontinued hedging relationship will be recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If the discontinued hedged item was a firm commitment or forecasted transaction that is not expected to occur, any amounts recorded on the balance sheet related to the hedged item, including any amounts recorded in accumulated other comprehensive income, are immediately reclassified to current period earnings.

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

Interest rate lock and purchase agreements We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase residential mortgage loans through its correspondent channel (purchase commitments). Both rate lock and purchase commitments for residential mortgage loans that are classified as held for sale are derivatives. Rate lock and purchase commitments that are considered to be derivatives are recorded at fair value in other assets or other liabilities in the consolidated balance sheets. Changes in fair value are recorded in other income in the consolidated statements of income.

Foreign Currency Translation We have foreign operations in several countries. The accounts of our foreign operations are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in common shareholder’s equity as a component of accumulated other comprehensive income. Foreign currency denominated transactions in other than the local functional currency are translated using the period end exchange rate with any foreign currency transaction gain or loss recognized currently in income.

Stock-Based Compensation We use the fair value method of accounting for stock awards granted to employees under various stock option and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to share options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the vesting period, generally three to five years. When modeling awards with vesting that is dependent on performance targets, these performance targets are incorporated into the model using Monte Carlo simulation. The expected life of these awards depends on the behavior of the award holders, which is incorporated into the model consistent with historical observable data.

Compensation expense relating to restricted stock rights (RSRs) is based upon the market value of the RSRs on the date of grant and is charged to earnings over the vesting period of the RSRs, generally three to five years.

Pension and Other Postretirement Benefits We recognize the funded status of the postretirement benefit plans on the consolidated balance sheets with an offset to accumulated other comprehensive income, consistent with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.

Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Our contributions to these plans are charged to current earnings.

Through various subsidiaries, we maintain various 401(k) plans covering substantially all employees. Employer contributions to the plan, which are charged to current earnings, are based on employee contributions.

Income Taxes HSBC USA is included in HSBC North America’s consolidated federal income tax return. We have entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which governs the timing and amount of income tax payments required by the various entities. Generally, such agreements allocate taxes to members of the affiliated group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of credits of the consolidated group. To the extent all the tax attributes available cannot be currently utilized by the consolidated group, the proportionate share of the utilized attribute is allocated based on each affiliate’s percentage of the available attribute computed in a manner that is consistent with the taxing jurisdiction’s laws and regulations regarding the ordering of utilization. In addition, we file some unconsolidated state tax returns. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the estimated future tax consequences attributable to net operating loss and tax credit carryforwards. These deferred tax assets and liabilities are measured using the tax rates and laws that are expected to be in effect. A valuation allowance is established if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Since we are included in HSBC North America’s consolidated federal tax return and various state tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America legal entity level. Further evaluation is performed at the HSBC USA legal entity level to evaluate the need for a valuation allowance where we file income tax returns independently. Foreign taxes paid are applied as credits to reduce federal income taxes payable, to the extent that such credits can be utilized.

Transactions with Related Parties In the normal course of business, we enter into transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, purchases of receivables, information technology services, administrative and operational support, and other miscellaneous services.

New Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), with effect from January 1, 2008. The new standard defines fair value, provides a framework for measuring fair value and enhances the disclosure requirements for fair value measurements. We recorded an after-tax cumulative-effect adjustment of approximately $36 million as an increase to the opening balance of retained earnings as of January 1, 2008. See Note 30, “Fair Value Measurements” of the consolidated financial statements for further discussion.

We adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), effective January 1, 2008. SFAS 159 provides a fair value option (FVO) that allows the ability to irrevocably elect fair value as the initial and subsequent measurement attribute for most financial assets and liabilities on an instrument-by-instrument basis. The following table presents information about the eligible instruments for which we elected FVO and for which a transition adjustment was recorded:

	Balance Sheet
	January 1,		Balance Sheet
	2008		January 1, 2008
	Prior to Adoption	Net Gain (Loss)	After Adoption
	of FVO	Upon Adoption	of FVO

	(in millions)

Loans(1)	$1,939	$—	$1,939

Long-term debt – own debt issuances(2)	1,721	(120)	$1,601
Pre-tax cumulative-effect of adoption of FVO		(120)
Increase in deferred tax asset		43

After-tax cumulative-effect of adoption of FVO adjustment to retained earnings		$(77)

(1)	Represents commercial leveraged acquisition finance loans designated as held for sale. No transition adjustment was recorded as the loans were already recorded at fair value pursuant to lower of cost or fair value accounting and the fair values of the loans were below cost at January 1, 2008.

(2)	Changes in fair value of owned debt issuances resulting from interest rate exposure had been hedged by interest rate derivatives and were qualified fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). As a result, there was no transition adjustment relating to the interest rate exposure. The transition adjustment primarily reflects the release of deferred costs and the impact of our own credit risk on the fair value measurement of own debt issuances for which we elected FVO.

In November 2007, the SEC issued Staff Accounting Bulletin 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”), which supersedes SAB 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 109 revises the views expressed by the staff in SAB 105 to specify that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”) which replaces Statement 141. The new guidance will result in, among other things, assets and liabilities being recognized and measured at fair value at the acquisition date; liabilities related to contingent consideration being measured at fair value in subsequent periods with changes in fair value recorded in earnings; and the acquirer being required to expense all acquisition-related transaction costs. SFAS 141(R) also changes the recognition and measurement criteria for contingencies and bargain purchases. SFAS 141 (R) is effective for business combinations with an acquisition date in fiscal year 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires non-controlling interests in subsidiaries initially to be measured at fair value and classified as a component of equity. Gains and losses from the sale of non-controlling interests are not recognized but are accounted for as capital transactions. However, if a sale of a non-controlling interest results in the deconsolidation of a subsidiary, a gain or loss is recognized for the difference between the sale proceeds and the carrying amount of the interest sold and a new fair value basis is established for any remaining interest held. The statement requires disclosure of the amounts of consolidated net income attributable to the parent and to the non-controlling interest on the face of the Consolidated Statement of (Loss) Income. SFAS 160 also requires expanded disclosures that identify and distinguish between parent and non-controlling interests. SFAS 160 should be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of the new guidance to have material financial impact to our financial position or results of operations.

In February 2008, the FASB issued FSP SFAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). Under the new guidance, the initial transfer of a financial asset and subsequent repurchase financing involving the same asset is presumptively to be linked and are considered part of the same arrangement under SFAS 140. The resultant linked transaction may be accounted for as a forward purchase or a forward sale. The initial transfer and subsequent financing transaction will be considered separate transactions under SFAS 140 if certain conditions are met. FSP SFAS 140-3 is effective for new transactions entered into in fiscal years beginning after November 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP SFAS 140-3 to have a material impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and attempts to improve transparency in financial reporting. This statement requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and (d) credit-risk related contingent features in derivative agreements. It is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We expect to adopt the disclosures required by SFAS 161 beginning with our report for the quarterly period ending March 31, 2009.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard identifies the sources of accounting principles and the framework for applying those principles to financial statements in accordance with U.S. GAAP. The statement supersedes Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The standard is not intended to cause significant changes to financial reports. This statement became effective on November 13, 2008. The adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”). This statement applies to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of paragraph 6 of Statement 60 and that are not accounted for as derivative instruments. It clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of SFAS 163 is not expected to have a material impact on our financial position or results of operations.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosure about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP requires enhancing the disclosure of credit derivatives accounted for under FASB Statement No. 133 by including the disclosure related to status of payment/performance risk. Additionally, it is also requires disclosing the current status of payment/performance risk of guarantees under FIN 45. The current status of payment/performance risk of the guarantee could be indicated by either current external credit ratings (when available) or current internal categories/groupings based on the manner in which the guarantor manages its risk. The provisions of this FSP shall be effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of FASB Statement No. 161 and that the disclosure required by SFAS 161 should be provided for any reporting period beginning after November 15, 2008. Refer to Note 28, “Guarantee Arrangements” for further discussion.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies how management’s internal assumptions and observable market information should be considered when measuring fair value in an inactive market and how market quotes (e.g. broker quotes) should be considered when assessing the relevance of observability of available data in measuring fair value. The adoption of FSP FAS 157-3 did not have a material impact on our financial position or results of operations.

In December 2008, the Financial Accounting Standard Board issued a new FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP applies to an employer that is subject to the disclosure requirements of Statement 132(R). It requires entities to provide disclosures about employer’s defined benefit plans and other postretirement plans that would help users of the financial statements to understand how investment allocation decisions are made, the major categories of plan assets, the inputs and the valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within plan assets. This FSP is applicable for the first fiscal year ending after December 15, 2009. We are currently evaluating the disclosure requirements as specified in this statement.

In December 2008, the Financial Accounting Standard Board issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FIN 46(R), “Consolidation of Variable Interest Entities” and requires additional disclosures by public entities with continuing involvement in transfers of financial assets to qualifying special purpose entities (QSPEs) and with variable interest entities (VIEs). Additionally, this FSP requires certain disclosures to be provided by a public enterprise who is a non-transferor sponsor holding a variable interest or who is a non-transferor servicer holding a significant variable interest in a QSPE. This FSP is effective for the first reporting period ending after December 15, 2008. Refer to Note 29, “Special Purpose Entities” of the consolidated financial statements for further detail.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” While the FSP retains fair value as the measurement attribute for beneficial interests, we are not permitted to use the market participant assumptions regarding future cash flows to assess other-than-temporary impairment. The FSP requires the reporting entity to update its interest income recognition, if based on its own estimate, it is probable that there is a favorable change in the estimated cash flows or an adverse change in estimated cash flows resulting in an other-than-temporary impairment. The FSP would be applied prospectively to interim and annual reporting periods ending after December 15, 2008. The adoption of the FSP did not have a material impact on our financial position or results of operations.

3.  Business Acquisitions

Sale of Wealth and Tax Advisory Services On December 31, 2007, we completed the sale of our Wealth and Tax Advisory Services (“WTAS”) subsidiary to an independent firm formed by certain members of the WTAS management team. In exchange for the net assets of WTAS, we received cash and secured promissory notes, as well as an option to purchase a limited amount of common equity in future years. We recognized a gain of $15 million in 2007 as a result of this transaction. However, $5 million of this gain was reversed in 2008.

4.  Restructuring Activities

We continued to review our expense base in an effort to create a more streamlined organization, reduce expense growth, and provide for future business initiatives. This initiative, which began in 2007, includes improving workforce management, consolidating certain functions where appropriate, and increasing the use of global resourcing initiatives. The following summarizes the changes in the severance accrual relating to these activities during 2008 and 2007.

	2008	2007

	(in millions)

Balance at January 1,	$12	$4
Costs recorded during the period	26	21
Costs paid during the period	(19)	(13)

Balance at December 31,	$19	$12

Also in November 2008, we announced that we would exit the wholesale/correspondent channel of our Residential Mortgage business and focus our attention on our retail sales channel. In connection with this decision, we recorded expense of $3.0 million relating to one-time termination benefits. No additional charges relating to this decision are anticipated in future periods.

5.  Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal funds sold and securities borrowed or purchased under agreements to resell are summarized in the following table.

	December 31
	2008	2007

	(in millions)

Federal funds sold	$-	$975
Securities purchased under agreements to resell	10,813	12,702

Total	$10,813	$13,677

Federal funds sold and securities purchased under agreements to resell were lower as excess funds at December 31, 2008 were primarily held in the Federal Reserve account.

6.  Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	December 31
	2008	2007

	(in millions)

Trading assets:
U.S. Treasury	$27	$460
U.S. Government agency	271	201
U.S. Government sponsored enterprises(1)	521	2,808
Asset backed securities	1,698	4,162
Corporate and foreign bonds	1,614	2,483
Other securities	982	3,011
Precious metals	4,905	8,788
Fair value of derivatives	21,274	14,715

	$31,292	$36,628

Trading liabilities:
Securities sold, not yet purchased	$406	$1,444
Payables for precious metals	1,599	1,523
Fair value of derivatives	14,318	13,286

	$16,323	$16,253

(1)	Includes mortgage backed securities of $328 million and $1,121 million issued or guaranteed by the Federal National Mortgage Association (FNMA) and $193 million and $1,687 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) at December 31, 2008 and December 31, 2007, respectively.

At December 31, 2008 and December 31, 2007, the fair value of derivatives included in trading assets has been reduced by $6.1 billion and $3.6 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties, consistent with the reporting requirements of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN No. 39-1”).

At December 31, 2008 and December 31, 2007, the fair value of derivatives included in trading liabilities has been reduced by $11.8 billion and $5.6 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties, consistent with the reporting requirements of FSP FIN No. 39-1.

7.  Securities

The amortized cost and fair value of the available for sale and held to maturity securities portfolios are summarized in the following table.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

	(in millions)

Securities available for sale:
U.S. Treasury	$3,544	$154	$(12)	$3,686
U.S. Government sponsored enterprises(1)	11,271	187	(96)	11,362
U.S. Government agency issued or guaranteed	5,746	135	(6)	5,875
Obligations of U.S. states and political subdivisions	699	2	(31)	670
Asset backed securities	3,462	-	(987)	2,475
Other domestic debt securities	144	7	(7)	144
Foreign debt securities	641	13	(9)	645
Equity securities(2)	52	-	(1)	51

Total	$25,559	$498	$(1,149)	$24,908

Securities held to maturity:
U.S. Government sponsored enterprises(3)	$1,892	$73	$(7)	$1,958
U.S. Government agency issued or guaranteed	495	23	(2)	516
Obligations of U.S. states and political subdivisions	217	8	(5)	220
Asset backed securities	185	1	(31)	155
Foreign debt securities	86	-	-	86

Total	$2,875	$105	$(45)	$2,935

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

		(in millions)

Securities available for sale:
U.S. Treasury	$1	$-	$-	$1
U.S. Government sponsored enterprises(1)	10,931	60	(251)	10,740
U.S. Government agency issued or guaranteed	3,193	13	(34)	3,172
Obligations of U.S. states and political subdivisions	668	3	(3)	668
Asset backed securities	4,069	13	(97)	3,985
Other domestic debt securities	143	4	-	147
Foreign debt securities	1,036	1	(3)	1,034
Equity securities(2)	235	-	(20)	215

Total	$20,276	$94	$(408)	$19,962

Securities held to maturity:
U.S. Government sponsored enterprises(3)	$1,862	$42	$(22)	$1,882
U.S. Government agency issued or guaranteed	528	24	(1)	551
Obligations of U.S. states and political subdivisions	255	14	-	269
Asset backed securities	176	1	(4)	173
Foreign debt securities	70	-	-	70

Total	$2,891	$81	$(27)	$2,945

(1)	Includes securities of $5.1 billion and $4.3 billion issued or guaranteed by the Federal National Mortgage Association (FNMA) at December 31, 2008 and 2007, respectively, and $5.9 billion and $6.4 billion issued or guaranteed by Federal Home Loan Mortgage Corporation (FHLMC) at December 31, 2008 and 2007, respectively.

(2)	Includes securities issued by FNMA of $2 million and $210 million at December 31, 2008 and 2007, respectively. Balances at December 31, 2008 reflect other-than-temporary impairment charges of $203 million.

(3)	Includes securities of $.7 billion issued or guaranteed by FNMA at December 31, 2008 and 2007, and $1.2 billion issued and guaranteed by FHLMC at December 31, 2008 and 2007.

A summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed, is presented in the following table.

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2008	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available for sale:
U.S. Treasury	5	$(12)	$1,251	-	$-	$-
U.S. Government sponsored enterprises	136	(42)	1,361	101	(54)	2,295
U.S. Government agency issued or guaranteed	97	(1)	576	41	(5)	237
Obligations of U.S. states and political subdivisions	36	(7)	226	53	(24)	333
Asset backed securities	51	(419)	1,099	110	(568)	1,330
Other domestic debt securities	3	(6)	71	1	(1)	4
Foreign debt securities	1	-	5	5	(9)	97
Equity securities	2	(1)	-	-	-	-

Securities available for sale	331	$(488)	$4,589	311	$(661)	$4,296

Securities held to maturity:
U.S. Government sponsored enterprises	18	$(2)	$113	7	$(5)	$132
U.S. Government agency issued or guaranteed	176	(2)	105	-	-	-
Obligations of U.S. states and political subdivisions	54	(5)	48	5	-	3
Asset backed securities	2	(10)	52	10	(21)	96

Securities held to maturity	250	$(19)	$318	22	$(26)	$231

Of the 161 asset backed Securities in the available for sale portfolio at December 31, 2008, 37 were backed by monoline insurance. These securities comprised $629 million of the total aggregate fair value of $2.4 billion of asset backed securities available for sale. The gross unrealized losses on these securities was $404 million. We have deemed these securities to be temporarily impaired as our analysis of the structure and our credit analysis of the monoline insurer results in our conclusion that we will probably receive all contractual cash flows from our investment, including amounts to be paid by these investment grade monoline insurer.

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2007	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available for sale:
U.S. Government sponsored enterprises	48	$(57)	$1,581	564	$(194)	$5,628
U.S. Government agency issued or guaranteed	9	-	13	440	(34)	1,607
Obligations of U.S. states and political subdivisions	43	(2)	256	13	(1)	106
Asset backed securities	63	(83)	1,607	63	(14)	841
Other domestic debt securities	1	-	4	2	-	21
Foreign debt securities	5	(1)	71	6	(2)	158
Equity securities	-	-	-	1	(20)	190

Securities available for sale	169	$(143)	$3,532	1,089	$(265)	$8,551

Securities held to maturity:
U.S. Government sponsored enterprises	11	$(3)	$87	20	$(19)	$377
U.S. Government agency issued or guaranteed	1	-	15	82	(1)	42
Obligations of U.S. states and political subdivisions	7	-	4	-	-	-
Asset backed securities	3	(1)	41	7	(3)	66
Foreign debt securities	-	-	-	-	-	-

Securities held to maturity	22	$(4)	$147	109	$(23)	$485

On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment; our intent and ability to hold the security for a period of time sufficient for recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. For securitized assets with contractual cash flows, we periodically update our best estimate of cash flows over the life of the security. Our best estimate of cash flows considered assumptions about prepayment speeds, loss severities and delinquency roll rates which were used to develop estimated losses on securitized assets. If the cash flow analysis indicated principal and interest shortfalls, the security was considered other-than-temporarily-impaired. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a component of Securities (loss) gain in the accompanying consolidated statement of (loss) income.

Gross unrealized losses within the available-for-sale and held-to-maturity portfolios increased in 2008 as the impact of wider credit spreads on asset-backed securities (“ABS”), particularly in the second half of 2008, and reduced liquidity in many markets was only partially offset by decreases in interest rates. The increases in gross unrealized losses in 2008 was particularly significant for private label collateralized mortgage obligations (“CMOs”) which are primarily fixed rate securities, the majority of which are highly-rated (i.e. AAA or AA). We have reviewed our securities on which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment described above. In 2008, three asset backed securities as well as the preferred equity securities of FNMA were determined to be other-than-temporarily impaired pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, we recorded an other-than-temporary impairment charge of $231 million in 2008 on these investments, which is recorded as a component of Securities (loss) gain in the accompanying consolidated statement of (loss) income. The FNMA Preferred Equity Securities accounted for $203 million of the impairment charge.

We do not consider any other securities to be other-than-temporarily impaired as it is probable that we will collect all contractual principal and interest. In addition, we have the ability and intent to hold all securities to recovery even if that equates to maturity of individual securities. However, without recovery in the near term of spreads returning to levels that reflect the underlying credit characteristics and the return of liquidity to the markets, additional other-than-temporary impairments may occur in future periods.

The following table summarizes realized gains and losses on investment securities transactions attributable to available for sale and held to maturity securities.

	Gross	Gross	Net
	Realized	Realized	Realized
	Gains	(Losses)	(Losses) Gains

	(in millions)

Year ended December 31, 2008:
Securities available for sale	$29	$(263)	$(234)
Securities held to maturity:
Maturities, calls and mandatory redemptions	-	-	-

	$29	$(263)	$(234)

Year ended December 31, 2007:
Securities available for sale	$67	$(17)	$50
Securities held to maturity:
Maturities, calls and mandatory redemptions	1	-	1

	$68	$(17)	$51

Year ended December 31, 2006:
Securities available for sale	$34	$(6)	$28
Securities held to maturity:
Maturities, calls and mandatory redemptions	1	-	1

	$35	$(6)	$29

The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2008, by contractual maturity are summarized in the table below. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available for sale amounts exclude equity securities with a fair value and cost of $52 million as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at December 31, 2008, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2008. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

	Within		After One		After Five		After
Taxable	One		But Within		But Within		Ten
Equivalent	Year		Five Years		Ten Years		Years
Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

($ in millions)

Available for sale:
U.S. Treasury	$2,462	-%	$1	4.62%	$106	1.89%	$975	-%
U.S. Government sponsored enterprises	-	-	380	4.39	780	4.65	10,111	4.75
U.S. Government agency issued or guaranteed	-	-	9	4.61	285	4.98	5,452	3.42
Obligations of U.S. states and political subdivisions	-	-	-	-	182	5.02	517	5.03
Asset backed securities	-	-	198	4.46	180	3.69	3,084	3.80
Other domestic debt securities	20	4.38	15	6.62	6	5.00	103	6.80
Foreign debt securities	51	5.00	539	3.12	10	5.13	41	6.78

Total amortized cost	$2,533	0.14%	$1,142	3.83%	$1,549	4.46%	$20,283	4.04%

Total fair value	$2,533		$1,138		$1,545		$19,640

Held to maturity:
U.S. Government sponsored enterprises	$-	7.22%	$17	6.20%	$38	6.11%	$1,837	5.87%
U.S. Government agency issued or guaranteed	-	7.10	1	7.39	7	8.81	487	6.35
Obligations of U.S. states and political subdivisions	11	5.82	38	5.28	35	4.64	133	5.15
Asset backed securities	-	-	-	-	-	-	185	5.80
Foreign debt securities	86	2.64	-	-	-	-	-	-

Total amortized cost	$97	3.03%	$56	5.60%	$80	5.66%	$2,642	5.92%

Total fair value	$98		$59		$85		$2,693

Investments in FHLB stock, FRB stock, and MasterCard Class B shares of $209 million, $349 million and $29 million, respectively, were included in other assets at December 31, 2008. Investments in FHLB stock, FRB stock and MasterCard Class B shares of $373 million, $304 million and $56 million, respectively, were included in other assets at December 31, 2007.

8.  Loans

Loans consisted of the following:

	December 31,
	2008	2007

	(in millions)

Commercial loans:
Construction and other real estate	$8,885	$8,428
Other commercial	28,544	28,407

Total commercial	37,429	36,835

Consumer loans:
HELOC and home equity mortgages	4,549	4,394
Other residential mortgages	17,948	28,099
Private label cards	17,074	17,427
Credit cards	2,137	1,816
Other consumer	1,976	1,985

Total consumer	43,684	53,721

Total loans	$81,113	$90,556

Secured financings of $1.2 billion at December 31, 2008 are secured by $1.6 billion of private label cards. Secured financings of $1.6 billion at December 31, 2007 are secured by $1.9 billion of private label cards. Further discussion of loans pledged as collateral are summarized in Note 27, “Collateral, Commitments and Contingent Liabilities” of the consolidated financial statements.

Contractual maturities:

Contractual maturities of loans were as follows:

	At December 31, 2008
	2009	2010	2011	2012	2013	Thereafter	Total

	(in millions)

Commercial Loans
Construction and other real estate	$3,034	$1,067	$1,255	$1,224	$1,000	$1,305	$8,885
Other commercial	14,950	3,319	3,549	2,542	1,986	2,198	28,544
Consumer Loans:
HELOC and home equity mortgages	40	3,403	45	46	47	968	4,549
Other residential mortgages	1,377	483	441	425	419	14,803	17,948
Credit card receivables:
Private label cards	5,822	8,150	2,214	888	-	-	17,074
Credit Cards	1,306	392	186	120	57	76	2,137
Other consumer	1,026	405	189	142	110	104	1,976

Total	$27,555	$17,219	$7,879	$5,387	$3,619	$19,454	$81,113

As substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections.

The following table summarizes contractual maturities of loans due after one year by repricing characteristic:

	At December 31, 2008
	Over 1
	But Within	Over
	5 Years	5 Years

	(in millions)

Receivables at predetermined interest rates	$8,962	$6,275
Receivables at floating or adjustable rates	25,142	13,179

Total	$34,104	$19,454

Nonaccrual loans:

Nonaccrual loans totaled $1,250 million at December 31, 2008 and $764 million at December 31, 2007. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $105 million in 2008 and $65 million in 2007. Interest income that was included in finance and other interest income on these loans was approximately $6 million in 2008 and $7 million in 2007. For an analysis of reserves for credit losses, see Note 9, “Allowance for Credit Losses,” of the consolidated financial statements.

Troubled Debt Restructurings:

Provision for credit losses on loans for which we have modified the terms of the loan as part of a troubled debt restructuring (“TDR Loans”) are determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”) which requires a discounted cash flow analysis to assess impairment. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. The following table presents information about our TDR Loans:

	December 31
	2008	2007

	(in millions)

TDR Loans:
Commercial loans:
Construction and other real estate	$-	$-
Other commercial	5	14

Total commercial	5	14

Consumer loans:
Residential mortgages	38	2
Private label cards	156	151
Credit cards	13	11
Other consumer	-	-

Total consumer	207	164

Total TDR Loans	$212	$178

	December 31,
	2008	2007

	(in millions)

Allowance for credit losses for TDR Loans(1):
Commercial loans:
Construction and other real estate	$-	$-
Other commercial	-	8

Total commercial	-	8

Consumer loans:
Residential mortgages	6	-
Private label cards	29	28
Credit cards	3	2
Other consumer	-	-

Total consumer	38	30

Total Allowance for credit losses for TDR Loans	$38	$38

	Year Ended December 31,
	2008	2007	2006

	(in millions)

Average balance of TDR Loans	$190	$173	$153
Interest income recognized on TDR Loans	16	14	13

(1)	Included in the allowance for credit losses.

9.  Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table.

	2008	2007	2006

	(in millions)

Balance at beginning of year	$1,414	$897	$846
Provision charged to income	2,543	1,522	823
Charge offs	(1,837)	(1,269)	(1,012)
Recoveries	277	264	248
Allowance related to dispositions, net	-	-	(8)

Balance at end of year	$2,397	$1,414	$897

10.  Loans Held for Sale

Loans held for sale consisted of the following:

	December 31,
	2008	2007

	(in millions)

Commercial loans:
Construction and other real estate	$-	$26
Other commercial	874	1,939

Total commercial	874	1,965

Consumer loans:
Residential mortgages	3,512	2,887
Other consumer	45	418

Total consumer	3,557	3,305

Total loans held for sale	$4,431	$5,270

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as other commercial loans held for sale at December 31, 2008. Commercial loans held for sale under this program were approximately $874 million at December 31, 2008, all of which are recorded at fair value. During 2008, the market value of these loans decreased due to adverse conditions in the corporate credit markets. Refer to Note 31, “Fair Value Option” of the consolidated financial statements for additional information.

Residential mortgage loans held for sale include sub-prime residential mortgage loans of $1.2 billion and $1.9 billion at December 31, 2008 and 2007, respectively, and were acquired from unaffiliated third parties and from HSBC Finance, with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various governmental agencies.

Other consumer loans held for sale consist of student loans.

Excluding the commercial loans discussed above, loans held for sale are recorded at the lower of cost or fair value. The book value of loans held for sale exceeded fair value at December 31, 2008, resulting in an increase to the related valuation allowance. This was primarily a result of adverse conditions in the U.S. residential mortgage markets. The valuation allowance related to loans held for sale is presented in the following table.

	2008	2007

	(in millions)

Balance at beginning of year	$475	$29
Increase in allowance for net reductions in market value	567	512
Releases of valuation allowance for loans sold	(173)	(66)

Balance at end of year	$869	$475

Loans held for sale are subject to credit risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenues associated with this economic hedging program, which are included in net interest income and trading revenues, were $21 million in 2008, compared with trading related losses of $29 million in 2007.

11.	Asset Securitizations and Secured Financings

On December 29, 2004, we acquired a domestic private label card loan portfolio from HSBC Finance, without recourse, which included securitized private label credit card receivables and retained interest assets related to these securitizations. The securitization transactions utilized revolving trusts structured as QSPEs and transfers of receivables to these QSPE trusts were structured to receive sale treatment under SFAS 140.

Under IFRS, our private label credit card securitizations do not qualify for sale treatment and are treated as secured financings. In order to align its accounting treatment with that of HSBC, all new securitizations of private label credit card receivables since the third quarter of 2004 have been structured as secured financings under U.S. GAAP. In addition, the last remaining securitization trust agreement related to the securitized private label credit card receivables acquired from HSBC Finance in 2004 was amended in the third quarter of 2006. As a result, the related securitization trust no longer qualifies as a QSPE. Subsequent transfers of receivables to this trust, which are required to support previously issued securities, no longer qualify for sale treatment under U.S. GAAP and are recorded as secured financings. As of the amendment date, we also began consolidating the trust as we are the primary beneficiary and all outstanding investments, credit card receivables and liabilities related to the trust are recorded on our consolidated balance sheets.

Refer to Note 29, “Special Purpose Entities,” of the consolidated financial statements for additional information about the assets of private label credit card securitization trusts we consolidated.

12.	Properties and Equipment, Net

Properties and equipment, net of accumulated depreciation, is summarized in the following table.

	December 31,		Depreciable
	2008	2007	Life

	(in millions)

Land	$74	$76	-
Buildings and improvements	867	832	10-40 years
Furniture and equipment	371	360	3-15

Total	1,312	1,268
Accumulated depreciation and amortization	(753)	(700)

Properties and equipment, net	$559	$568

Depreciation and amortization expense totaled $70 million in 2008, $71 million in 2007 and $79 million in 2006.

13.  Intangible Assets

Intangible assets consisted of the following:

	December 31
	2008	2007

	(in millions)

Mortgage servicing rights	$341	$494
Other	33	40

Intangible assets	$374	$534

Mortgage Servicing Rights (“MSRs”)

A servicing asset is a contract under which estimated future revenues from contractually specified cash flows, such as servicing fees and other ancillary revenues, are expected to exceed the obligation to service the financial assets.

We recognize the right to service mortgage loans as a separate and distinct asset at the time they are acquired or when originated loans are sold.

MSRs are subject to credit, prepayment and interest rate risk, in that their value will fluctuate as a result of changes in these economic variables. Interest rate risk is mitigated through an economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K under the caption “Market Risk Management.”

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

Fair value of residential MSRs is calculated using the following critical assumptions.

	December 31
	2008	2007

Annualized constant prepayment rate (CPR)	39.40%	21.40%
Constant discount rate	10.26%	10.44%
Weighted average life	3.1 years	4.9 years

Residential MSRs activity is summarized in the following table.

	Year Ended December 31
	2008	2007

	(in millions)

Fair value of MSRs:
Beginning balance	$489	$471
Additions related to loan sales	153	121
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(213)	(18)
Realization of cash flows	(96)	(85)

Ending balance	$333	$489

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table.

	Year Ended
	December 31
	2008	2007

	(in millions)

Outstanding principal balances at period end	$46,215	$37,401

Custodial balances maintained and included in noninterest bearing deposits at period end	$695	$596

Servicing fees collected are included in residential mortgage banking revenue and were $130 million and $116 million in 2008 and 2007, respectively.

Commercial Mortgage Servicing Rights

Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $8 million and $5 million in 2008 and 2007, respectively.

Other Intangible Assets

Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $24 million and $28 million at December 31, 2008 and 2007, respectively, and customer lists in the amount of $9 million and $12 million at December 31, 2008 and 2007, respectively.

14.  Goodwill

Changes in the carrying amount of goodwill for continuing operations are as follows:

	2008	2007

	(in millions)

Balance at beginning of year	$2,701	$2,716
Goodwill impairment related to the Residential Mortgage business	(54)	-
Reduction related to business disposals	-	(15)

Balance at end of year	$2,647	$2,701

During the third quarter of 2008, we completed our annual impairment test of goodwill. With the exception of our Residential Mortgage business, we determined that the fair value of each of our reporting units exceeded its carrying value. As a result, we concluded that none of the remaining goodwill, with the exception of our Residential Mortgage reporting unit within the Personal Financial Services (PFS) business segment was impaired. Our test showed that the carrying value of the Residential Mortgage reporting unit exceeded its fair value and, therefore, the goodwill allocated to this reporting unit was considered to be impaired. As a result, we recorded a goodwill impairment charge of approximately $54 million in the consolidated statement of (loss) income in the third quarter of 2008 representing all of the goodwill allocated to this reporting unit.

As a result of the continued deterioration in economic and credit conditions in the U.S., we performed an interim impairment test of the goodwill of our Global Banking and Markets reporting unit as of December 31, 2008. As a result of this test, the fair value of our Global Banking and Markets reporting unit continues to exceed its carrying value including goodwill. Our goodwill impairment testing performed for our Global Banking and Markets reporting unit, however, is highly sensitive to certain assumptions and estimates used. In the event of further significant deterioration in the economic and credit conditions beyond the levels already reflected in our cash flow forecasts occur, or changes in the strategy or performance of our business or product offerings occur, an additional impairment test will again be required in 2009, possibly on a quarterly basis.

During December 2007, we sold the Wealth and Tax Advisory business, which resulted in a reduction to goodwill of approximately $15 million.

15.  Deposits

The aggregate amounts of time deposit accounts (primarily certificates of deposits), each with a minimum of $100,000 included in domestic office deposits, were approximately $17 billion at both December 31, 2008 and 2007. The scheduled maturities of all time deposits at December 31, 2008 is summarized in the following table. Certain domestic deposits met the definition of a hybrid financial instrument as defined in SFAS No. 155 and were carried at fair value at December 31, 2007. On January 1, 2008, these deposits were elected to be measured at fair value under SFAS No. 159. Refer to Note 31, “Fair Value Option” of the consolidated financial statements for further details. As a result, deposits totaling $2,293 million and $1,479 million at December 31, 2008 and 2007, respectively, were carried at fair value.

	Domestic	Foreign
	Offices	Offices	Total

	(in millions)

2009:
0-90 days	$14,480	$8,664	$23,144
91-180 days	6,028	412	6,440
181-365 days	2,165	109	2,274

	22,673	9,185	31,858
2010	275	-	275
2011	134	-	134
2012	57	-	57
2013	328	-	328
Later years	186	-	186

	$23,653	$9,185	$32,838

Overdraft deposits, which are classified as loans, were approximately $1,620 million and $2,281 million at December 31, 2008 and 2007, respectively.

16.  Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31
	2008		Rate	2007		Rate

	($ in millions)

Federal funds purchased (day to day)	$1,011			$2,055
Securities sold under repurchase agreements	1,830			2,247
Commercial paper	3,956		3.11%	3,925		5.29%
Average during year		$4,255	3.11%		$3,178	5.30%
Maximum month-end balance		5,040			4,081
Precious metals	1,409			3,078
Other	2,289			527

Total short-term borrowings	$10,495			$11,832

At December 31, 2008 and 2007, we had an unused line of credit from HSBC Bank plc of $2.5 billion. This line of credit does not require compensating balance arrangements and commitment fees are not significant. The interest rate is comparable to third party rates for a line of credit with similar terms.

At December 31, 2008 and 2007, we had an unused line of credit from our immediate parent, HNAI, of $150 million. The interest rate is comparable to third party rates for a line of credit with similar terms.

As a member of the New York FHLB, we have a secured borrowing facility that is collateralized by residential mortgage loans. At December 31, 2008 and 2007, the facility included $2.0 billion and $5.5 billion, respectively, of borrowings included in long-term debt. The facility also allows access to further short-term borrowings based upon the amount of residential mortgage loans pledged as collateral with the FHLB, which were undrawn as of December 31, 2008 and 2007. See Note 17, “Long-Term Debt,” of the consolidated financial statements for further information regarding these borrowings.

17.  Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates in effect at December 31, 2008 are shown in parentheses.

	December 31
	2008	2007

	(in millions)

Issued by HSBC USA:
Non-subordinated debt:
Medium-Term Floating Rate Notes due 2009-2023 (0.26% – 2.28%)	$704	$357
Floating Rate Extendible Notes due 2008	-	1,500
Floating Rate Extendible Notes due 2009 (5.22%)	1,499	-
$700 million 1-Year Floating Rate Notes due 2009 (2.53%)	699	-
$250 million 2-Year Floating Rate Notes due 2010 (3.18%)	250	-
$2,325 million 3.125% Guaranteed Notes due 2011	2,248	-
$350 million 3-Year Floating Rate Guaranteed Notes due 2011 (1.86%)	339	-

	5,739	1,857
Subordinated debt:
Fixed Rate Subordinated Notes due 2009-2097 (6.63% – 9.70%)	1,231	1,489
Perpetual Capital Notes (3.38%)	128	127
Junior Subordinated Debentures due 2026-2032 (7.75% – 8.38%)	866	866

	2,225	2,482

Total issued by HSBC USA:	7,964	4,339

Issued or acquired by HSBC Bank USA and its subsidiaries:
Non-subordinated debt:
Global Bank Note Program:
Medium-Term Notes due 2009-2040 (0.00% – 5.01%)	461	2,927
3.875% Fixed Rate Senior Global Bank Notes due 2009	1,918	1,945
Floating Rate Senior Global Bank Notes due 2009 (2.33% – 2.61%)	1,799	1,798
Floating Rate Non-USD Senior Global Bank Notes due 2009 (1.55%)	1	1,459
4.95% Fixed Rate Senior Notes due 2012	25	25

	4,204	8,154
Federal Home Loan Bank of New York advances:
Fixed Rate FHLB advances due 2009-2037 (2.57% – 7.24%)	8	9
Floating Rate FHLB advances due 2009-2036 (1.15% – 2.07%)	2,000	5,500

	2,008	5,509
Precious metal leases due 2009-2014 (0.1% – 3.00%)	768	1,044
Private label credit card secured financing due 2009-2010 (1.22% – 4.35%), refer to Note 11	1,199	1,549
Secured financings with Structured Note Vehicles (See Note 29)	1,152	2,486
Other:
5.99% Fixed Rate Note due 2011	-	350
Floating Rate Note due 2011	-	1
6.60% Fixed Rate Note due 2021	-	1,009
3.99% Non-USD Senior Debt due 2044	549	579
Other	381	22

	930	1,961

Total non-subordinated debt	10,261	20,703

Subordinated debt:
4.625% Global Subordinated Notes due 2014	996	996
Global Bank Note Program:
Fixed Rate Global Bank Notes due 2017-2039 (5.63% – 7.00%)	2,856	2,215

Total subordinated debt	3,852	3,211

Total issued or acquired by HSBC Bank USA and its subsidiaries	14,113	23,914

Obligations under capital leases	12	15

Total long-term debt	$22,089	$28,268

The table excludes $900 million of long-term debt due to us from HSBC Bank USA and its subsidiaries. Of this amount, the earliest note is due to mature in 2012 and the latest note is due to mature in 2097. Foreign denominated long-term debt was immaterial at December 31, 2008 and 2007.

All of the Medium-Term Floating Rate Notes met the definition of hybrid financial instruments and were carried at fair value under SFAS No. 155 on December 31, 2007. On January 1, 2008, these notes, as well as own debt issuances for which fair value hedge accounting was being applied were elected to be measured at fair value under SFAS No. 159. Refer to Note 31, “Fair Value Option” of the consolidated financial statements for further details. At December 31, 2008 and 2007, Medium-Term Notes totaling $959 million and $1,760 million, respectively, were carried at fair value. At December 31, 2008, Subordinated Debt of $1,668 million was carried at fair value.

The $1.5 billion Floating Rate Extendible Notes issued in April 2008 require the noteholders to decide each quarter whether or not to extend the maturity date of their notes by three months beyond the current maturity date at the time. On October 14, 2008, all of the noteholders elected not to extend the maturity date of their notes past October 15, 2009. Interest on these notes is paid quarterly and is based on three-month LIBOR, plus the applicable spread for each interest period. The spread for the initial interest period is 40 basis points and for the second interest period beginning April 14, 2009 to the maturity date of the notes it is 42 basis points.

The $700 million 1-Year Floating Rate Notes are senior unsecured notes that mature on August 14, 2009. Interest on these notes is paid quarterly in February, May, August and November, commencing November 14, 2008 at a floating rate equal to three-month LIBOR plus forty basis points.

The $250 million 2-Year Floating Rate Notes are senior unsecured notes that mature on August 13, 2010. Interest on these notes is paid quarterly in February, May, August and November of each year commencing November 13, 2008 at a floating rate equal to three-month LIBOR plus 100 basis points.

The $2,325 million 3.125% Guaranteed Notes due December 16, 2011 are senior unsecured notes that are guaranteed by the FDIC pursuant to the Debt Guarantee Program. The net proceeds from the sale of these notes will be used for general corporate purposes and will not be used to prepay debt that is not guaranteed by the FDIC. Interest on these notes is paid semi-annually in June and December of each year, commencing June 16, 2009.

The $350 million 3-Year Floating Rate Guaranteed Notes due December 19, 2011 are senior unsecured notes that are also guaranteed by the FDIC pursuant to the Debt Guarantee Program. The net proceeds from the sale of these notes will be used for general corporate purposes and will not be used to prepay debt that is not guaranteed by the FDIC. Interest on these notes is payable monthly commencing January 19, 2009 at a floating rate equal to one-month LIBOR plus ninety basis points.

The Junior Subordinated Debentures due 2026-2032 are held by four capital funding trusts we established to issue guaranteed capital debt securities in the form of preferred stock backed by the debentures and which we guarantee. The trusts also issued common stock, all of which is held by us and recorded in other assets. The debentures issued to the capital funding trusts, less the amount of their common stock we hold, qualify as Tier 1 capital. Although the capital funding trusts are VIEs, our investment in their common stock is not deemed to be a variable interest because that stock is not deemed to be equity at risk. As we hold no other interests in the capital funding trusts and therefore are not their primary beneficiary, we do not consolidate them. During September 2007, we exercised our right to redeem $206 million of the 7.53% Junior Subordinated Debentures that had an original maturity date of December 4, 2026.

The increase in subordinated debt issued by HSBC Bank USA under its $40 billion Global Bank Note Program reflects the issuance of $700 million 7% Global Subordinated Bank Notes due January 15, 2039. Interest on these notes is paid semi-annually in January and July, commencing January 15, 2009.

Other included $1.4 billion of structured financing transactions at December 31, 2007, which were prepaid during 2008.

Maturities of long-term borrowings at December 31, 2008, including secured financings and conduit facility renewals, were as follows:

(in millions)

2009	$9,692
2010	771
2011	2,980
2012	427
2013	621
Thereafter	7,598

Total	$22,089

18.	Derivative Financial Instruments

We are party to various derivative financial instruments as an end user for asset and liability management purposes, to offset the risk associated with changes in the value of various assets and liabilities accounted for in the trading account, to protect against changes in value of our mortgage servicing rights portfolio and for trading in our own account.

We are also an international dealer in derivative instruments denominated in U.S. dollars and other currencies which include futures, forwards, swaps and options related to interest rates, foreign exchange rates, equity indices, commodity prices and credit, focusing on structuring of transactions to meet our clients’ needs.

Fair Value Hedges Specifically, interest rate swaps that call for the receipt of a variable market rate and the payment of a fixed rate and short forward contracts are utilized under fair value strategies to hedge the risk associated with changes in the risk free rate component of the value of certain fixed rate investment securities. Interest rate swaps that call for the receipt of a fixed rate and payment of a variable market rate are utilized to hedge the risk associated with changes in the risk free rate component of certain fixed rate debt obligations. The regression method is utilized in order to satisfy the retrospective and prospective assessment of hedge effectiveness for SFAS No. 133.

We recognized net gains (losses) of approximately $7 million, $(8) million and $10 million in 2008, 2007 and 2006, respectively, reported as other (loss) income in the consolidated statements of (loss) income, which represented the ineffective portion of all fair value hedges.

In 2008, 2007 and 2006, $3 million, $5 million and $5 million of gains related to the basis adjustment of terminated and/or redesignated fair value hedge relationships were amortized to earnings. During 2009, we expect to amortize $7 million of remaining gains to earnings resulting from these terminated and/or redesignated fair value hedges.

Cash Flow Hedges Similarly, interest rate swaps and futures contracts that call for the payment of a fixed rate are utilized under the cash flow strategy to hedge the forecasted repricing of certain deposit liabilities. In order to satisfy the retrospective and prospective assessment of hedge effectiveness for SFAS No. 133, the regression method is utilized. Ineffectiveness is recorded to other (loss) revenues in the statement of (loss) income on a monthly basis. The total ineffectiveness of all cash flow hedges was $(7) million in 2008, $1 million in 2007 and less than $1 million in 2006.

Gains or losses on derivative contracts that are reclassified from accumulated other comprehensive (loss) income to current period earnings pursuant to this strategy, are included in interest expense on deposit liabilities during the periods that net income is impacted by the underlying liabilities. At December 31, 2008, the net unrealized loss on derivatives included in accumulated other comprehensive (loss) income was $271 million, net of income taxes. Of this amount, $131 million of the loss represents the effective portion of the net gains on derivatives that qualify as cash flow hedges, and $140 million of the loss relates to terminated and/or redesignated derivatives. In 2008 and 2007,

$70 million of losses and $12 million of gains, respectively, related to terminated and/or redesignated cash flow hedge relationships were amortized to earnings from other comprehensive (loss) income. During 2009, we expect to amortize $51 million of remaining losses to earnings resulting from these terminated and/or redesignated cash flow hedges.

Trading and Other Activities We enter into certain derivative contracts for purely trading purposes in order to realize profits from short-term movements in interest rates, commodity prices, foreign exchange rates and credit spreads. In addition, certain derivative contracts are accounted for on a full mark to market basis through current earnings even though they were acquired for the purpose of protecting the economic value of certain assets and liabilities.

Notional Values of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	December 31
	2008	2007

	(in millions)

Interest rate:
Futures and forwards	$281,584	$96,077
Swaps	1,593,440	1,874,340
Options written	99,858	97,198
Options purchased	90,286	102,015

	2,065,168	2,169,630

Foreign exchange:
Swaps, futures and forwards	560,167	534,988
Options written	31,154	87,730
Options purchased	31,394	86,350
Spot	36,229	39,963

	658,944	749,031

Commodities, equities and precious metals:
Swaps, futures and forwards	35,093	49,080
Options written	14,425	19,394
Options purchased	13,521	18,730

	63,039	87,204

Credit derivatives	959,354	1,252,337

Total	$3,746,505	$4,258,202

The total notional amounts in the table above relates primarily to our trading activities. Notional amounts included in the table related to non-trading fair value, cash flow and economic hedging activities were $29 billion and $15 billion at December 31, 2008 and 2007, respectively.

See Note 28, “Guarantee Arrangements” for additional discussion on credit default swaps.

19.  Income Taxes

Total income taxes were as follows.

	Year Ended December 31
	2008	2007	2006

	(in millions)

Income tax (benefit) expense	$(919)	$(1)	$530
To shareholders’ equity as tax (benefit) charge:
Net unrealized gains (losses) on securities available for sale	121	(13)	(22)
Unrealized gains (losses) on derivatives classified as cash flow hedges	108	(74)	(106)
Unrealized (losses) on interest-only strip receivables	-	-	(4)
Employer accounting for post-retirement plans	(3)	5	(13)
Foreign currency translation, net	8	2	-

	$(685)	$(81)	$385

The components of income tax (benefit) expense follow.

	Year Ended December 31
	2008	2007	2006

	(in millions)

Current:
Federal	$(394)	$301	$466
State and local	26	40	51
Foreign	41	28	18

Total current	(327)	369	535
Deferred, primarily federal	(592)	(370)	(5)

Total income tax (benefit) expense	(919)	(1)	530

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

	Year Ended December 31
	2008	2007	2006

Tax (benefit) at the U.S. federal statutory income tax rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	.2	14.3	2.1
Adjustment of tax rate used to value deferred taxes	(.2)	17.4	-
Goodwill related to disposition of WTAS business	-	3.8	-
Valuation allowance	1.6	4.4	-
Validation of deferred tax balances	(.1)	(20.5)	1.1
Release of tax reserves	(.2)	(6.3)	(.7)
Tax exempt interest income	(.6)	(11.1)	(.9)
Low income housing and miscellaneous other tax credits	(2.0)	(34.1)	(1.8)
Non-taxable income	(.3)	(5.5)	-
Goodwill impairment charge	.7	-	-
Other	.7	1.9	(1.0)

Total income tax (benefit) expense	(35.2)%	(.7)%	33.8%

The components of the net deferred tax position are presented in the following table.

	December 31
	2008	2007

	(in millions)

Deferred tax assets:
Allowance for credit losses	$886	$524
Benefit accruals	115	120
Accrued expenses not currently deductible	155	102
Fair value adjustments	152	136
Unrealized losses on securities available for sale	233	112
Investment securities	204	88
Accrued pension cost	2	5
Premium on purchased receivables	-	-

Total deferred tax assets before valuation allowance	1,747	1,087
Valuation allowance	(99)	(7)

Total deferred tax assets	1,648	1,080

Less deferred tax liabilities:
Lease financing income accrued	(1)	(6)
Deferred gain recognition	28	(48)
Depreciation and amortization	(50)	22
Interest and discount income	175	201
Deferred fees/costs	39	86
Mortgage servicing rights	185	150
Net purchase discount on acquired companies	(5)	7
Other	(105)	93

Total deferred tax liabilities	266	505

Net deferred tax asset	$1,382	$575

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances, totaled $1.6 billion and $1.1 billion as of December 31, 2008 and 2007, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change.

We are in a cumulative book taxable loss position for the three-year period ended December 31, 2008. The realization of our deferred tax assets is dependent upon the generation of sufficient future taxable income. For purposes of evaluating the establishment of a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion or all of our deferred tax assets in the future. In assessing the nature of our cumulative book taxable loss position, we evaluated the factors contributing to these losses and analyzed whether these factors were temporary or indicative of a permanent decline in our earnings. We determined that our current cumulative book taxable loss position was caused primarily by an increase in our credit losses due to the current housing and credit market conditions and the continued weakening in the U.S. economy, as well as write downs due to the volatile capital markets.

Based on our forecasts of future taxable income, which include assumptions about the depth and severity of further home price depreciation and the U.S. recession including unemployment levels and their related impact on credit losses, as well as assumptions about future capital market volatility and recovery, we currently anticipate that it is more likely than not that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. Since the recent market conditions have created significant downward pressure on our near-term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected and relies to a greater extent on continual capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. Absent capital support from HSBC and implementation of the related tax planning strategies, we would be required to record a valuation allowance against our deffered tax assets.

Unless the current economic conditions improve, we expect to continue to be dependent upon the continued capital support of our parent, HSBC, to continue to execute our business strategies until we return to profitability. HSBC has indicated they are fully committed and have the capacity to provide such support.

If future events differ from our current forecasts, a valuation allowance may need to be established which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a valuation allowance.

At December 31, 2008, we had foreign tax credit carryforwards of $46 million for U.S. federal income tax purposes which expire as follows: $3 million in 2016, $9 million in 2017 and $34 million in 2018. A valuation allowance of $99 million has been established related primarily to potential limitations on the utilization of these excess foreign tax credits, as well as on foreign losses with limited possibility of recovery.

We adopted FIN No. 48 effective January 1, 2007. The adoption resulted in the recognition of additional current tax liabilities and offsetting deferred tax assets of $11 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.

	2008	2007

	(in millions)

Balance at January 1,	$115	$86
Additions based on tax positions related to the current year	32	23
Additions for tax positions of prior years	9	27
Reductions for tax positions of prior years	(18)	(21)
Reductions related to settlements with taxing authorities	(2)	—

Balance at December 31,	$136	$115

The state tax portion of this amount is reflected gross and not reduced by Federal tax effect. The total amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would affect the effective income tax rate is $50 million. Our major taxing jurisdictions and the related tax years for which each remain subject to examination are as follows.

U.S. Federal	2004 and later
New York State	2000 and later
New York City	2000 and later

The U.S. Federal audit of the 2004 and 2005 tax years, as well as certain state audits, have a reasonable possibility of being effectively settled within the next 12 months. It is expected the settlement of the Federal audit will not result in a material impact. No estimate as to the potential outcome of the state audits is possible at this time.

We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in other operating expenses. As of January 1, 2008, we had accrued $27 million for the payment of interest associated with uncertain tax positions. In 2008, we decreased our accrual for the payment of interest associated with uncertain positions by $4 million.

20.  Preferred Stock

The following table presents information related to the issues of HSBC USA preferred stock outstanding.

	Shares	Dividend	Amount
	Outstanding	Rate	Outstanding
December 31	2008	2008	2008	2007

	(dollars are in millions)

Floating Rate Non-Cumulative Preferred Stock, Series F ($25 stated value)	20,700,000	4.356%	$517	$517
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series G ($1,000 stated value)	373,750	4.600	374	374
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value)	373,750	6.500	374	374
6,000,000 Depositary shares each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 stated value)	1,500,000	4.500	150	150
$2.8575 Cumulative Preferred Stock ($50 stated value)	3,000,000	5.715	150	150
CTUS Inc. Preferred Stock	100	-	-	-

			$1,565	$1,565

In May 2006, we issued 14,950,000 depositary shares, each representing one-fortieth of a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value). Total issue proceeds, net of $9 million of underwriting fees and other expenses, were $365 million. When and if declared by our Board of Directors, dividends of 6.50% per annum on the stated value per share will be payable quarterly on the first calendar day of January, April, July and October of each year. The Series H Preferred Stock may be redeemed at our option, in whole or in part, on or after July 1, 2011 at $1,000 per share, plus accrued and unpaid dividends for the then-current dividend period.

Dividends on the Floating Rate Non-Cumulative Series F Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors quarterly on the first calendar day of January, April, July and October of each year. Dividends on the stated value per share are payable for each dividend period at a rate equal to a floating rate per annum of .75% above three month LIBOR, but in no event will the rate be less than 3.5% per annum. The Series F Preferred Stock may be redeemed at our option, in whole or in part, on or after April 7, 2010 at a redemption price equal to $25 per share, plus accrued and unpaid dividends for the then-current dividend period.

Dividends on the Floating Rate Non-Cumulative Series G Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors quarterly on the first calendar day of January, April, July and October of each year. Dividends on the stated value per share are payable for each dividend period at a rate equal to a floating rate per annum of .75% above three month LIBOR, but in no event will the rate be less than 4% per annum. The Series G Preferred Stock may be redeemed at our option, in whole or in part, on or after January 1, 2011 at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends for the then-current dividend period.

The Adjustable Rate Cumulative Preferred Stock, Series D is redeemable, as a whole or in part, at our option at $100 per share (or $25 per depositary share), plus accrued and unpaid dividends. The dividend rate is determined quarterly, by reference to a formula based on certain benchmark market interest rates, but will not be less than 4 1/2% or more than 10 1/2% per annum for any applicable dividend period.

The $2.8575 Cumulative Preferred Stock may be redeemed at our option, in whole or in part, on or after October 1, 2007 at $50 per share, plus accrued and unpaid dividends. Dividends are paid quarterly.

We acquired CTUS Inc., a unitary thrift holding company, in 1997 from CT Financial Services Inc. (the Seller). CTUS owned First Federal Savings and Loan Association of Rochester (First Federal). The acquisition agreement provided that we issue preferred shares to the Seller. The preferred shares provide for, and only for, a contingent dividend or redemption equal to the amount of recovery, net of taxes and costs, if any, by First Federal resulting from the pending action against the United States government alleging breaches by the government of contractual obligations to First Federal following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. We issued 100 preferred shares at a par value of $1.00 per share in connection with the acquisition.

21.  Retained Earnings and Regulatory Capital Requirements

Bank dividends are a major source of funds for payment by us of shareholder dividends, and along with interest earned on investments, cover our operating expenses which consist primarily of interest on outstanding debt. Under 12 USC 60, the approval of the OCC is required if the total of all dividends we declare in any year exceeds the cumulative net profits for that year, combined with the profits for the two preceding years reduced by dividends attributable to those years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection. These rules restrict HSBC Bank USA from paying dividends to us as of December 31, 2008, as cumulative net profits for 2008, 2007 and 2006 are less than dividends attributable to those years.

Additional information regarding regulation, supervision and capital for HSBC USA and HSBC Bank USA is included in Item 1, “Business,” under the caption “Regulatory Capital Requirements” of this Form 10-K.

The capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table. In December 2007, U.S. regulators published a revision to the regulatory capital rules which went into effect on April 1, 2008. This revision has not significantly affected the ratios shown in the table below.

	2008				2007
	Capital	Well-Capitalized		Actual	Capital	Well-Capitalized		Actual
December 31	Amount	Minimum Ratio(1)		Ratio	Amount	Minimum Ratio(1)		Ratio

	(dollars are in millions)

Total capital (to risk weighted assets):
HSBC USA Inc..	$17,691	10.00%		12.04%	$15,276	10.00%		11.29%
HSBC Bank USA	17,395	10.00		12.04	15,330	10.00		11.40
Tier 1 capital (to risk weighted assets):
HSBC USA Inc.	11,156	6.00		7.60	9,639	6.00		7.12
HSBC Bank USA	10,822	6.00		7.49	9,696	6.00		7.21
Tier 1 leverage (to average assets):
HSBC USA Inc.	11,156	3.00	(2)	5.96	9,639	3.00	(2)	5.34
HSBC Bank USA	10,822	5.00		5.90	9,696	5.00		5.46
Risk weighted assets:
HSBC USA Inc.	146,878				135,339
HSBC Bank USA	144,507				134,501

(1)	HSBC USA and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

During 2008, HNAI made three capital contributions to us totaling $3.6 billion in exchange for three shares of our common stock, of which $3.0 billion was subsequently contributed to HSBC Bank USA in exchange for three shares of HSBC Bank USA’s common stock. Also refer to Note 34, “Subsequent Event” of the consolidated financial statements.

On May 1, 2008, an implementation plan related to the final rule regarding Risk-Based Capital Standards, which represents the U.S. adoption of the Basel II Capital Accord, was approved by the HSBC North America Board of Directors. On September 11, 2008, the HSBC Bank USA Board of Directors also approved the implementation plan.

22.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

	2008	2007	2006

	(in millions)

Unrealized (losses) gains on available for sale securities:
Balance, January 1	$(188)	$(199)	$(128)
(Decrease) increase in fair value, net of taxes of $237, $(15) and $10, in 2008, 2007 and 2006, respectively	(471)	42	(55)
Net (losses) gains on sale of securities reclassified to net income, net of taxes of $(86), $19, and $12 in 2008, 2007 and 2006, respectively	147	(31)	(16)

Net change	(324)	11	(71)

Balance, December 31	(512)	(188)	(199)

Unrealized (losses) gains on derivatives classified as cash flow hedges:
Balance, January 1	(173)	(8)	98
Change in unrealized gain net of taxes of $72, $72 and $106, in 2008, 2007 and 2006, respectively	(98)	(165)	(106)

Net change	(98)	(165)	(106)

Balance, December 31	(271)	(173)	(8)

Unrealized gains on interest-only strip receivables:
Balance, January 1	-	-	7
Change in unrealized gains on interest-only strip receivables, net of taxes of $4 in 2006	-	-	(7)

Net change	-	-	(7)

Balance, December 31	-	-	-

Foreign currency translation adjustments:
Balance, January 1	15	11	11
Translation (loss) gains, net of taxes of $(8) and $2 in 2008 and 2007, respectively	(15)	4	-

Net change	(15)	4	-

Balance, December 31	-	15	11

Unfunded postretirement benefits liability:
Balance, January 1	(6)	(18)	-
Cumulative effect of change in accounting for pension and postretirement benefits, net of taxes of $13 in 2006	-	-	(18)
Change in unfunded postretirement liability, net of taxes of $3 and $(6) in 2008 and 2007	2	12	-

Net change	2	12	(18)

Balance, December 31	(4)	(6)	(18)

Summary of accumulated other comprehensive loss:
Accumulated other comprehensive (loss) income, January 1	(352)	(214)	(12)
Other comprehensive loss, net of tax	(437)	(150)	(184)
Cumulative effect of change in accounting for pension and postretirement benefits and change in unfunded postretirement liability, net of tax	2	12	(18)

Accumulated other comprehensive loss, December 31	$(787)	$(352)	$(214)

23.  Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms. All extensions of credit by HSBC Bank USA to other HSBC affiliates (other then FDIC-insured banks) are legally required to be secured by eligible collateral. The following table presents related party balances and the income and expense generated by related party transactions.

	December 31
	2008	2007	2006

	(in millions)

Assets:
Cash and due from banks	$157	$97	$179
Interest bearing deposits with banks	138	134	59
Federal funds sold and securities purchased under agreements to resell	346	356	141
Trading assets(1)	32,445	11,640	6,895
Loans	2,586	2,007	813
Other	733	398	226

Total assets	$36,405	$14,632	$8,313

Liabilities:
Deposits	$11,990	$13,050	$12,233
Trading liabilities(1)	36,589	14,552	6,473
Short-term borrowings	731	982	464
Other	162	876	254

Total liabilities	$49,472	$29,460	$19,424

(1)	Trading assets and liabilities exclude the impact of netting in accordance with FASB Interpretation No. 39 and FSP FIN 39-1.

	December 31
	2008	2007	2006

	(in millions)

Interest income	$195	$178	$51
Interest expense	190	442	408

Net interest income (loss)	$5	$(264)	$(357)

HSBC affiliate income:
Fees and commissions:
HSBC	$70	$73	$28
HSBC Finance	24	24	12
HSBC Markets (USA) Inc. (HMUS)	14	13	5
Other HSBC affiliates	10	8	21
Gains on sales of refund anticipation loans to HSBC Finance	13	23	22
Other HSBC affiliates income	20	34	120

Total affiliate income	$151	$175	$208

Support services from HSBC affiliates:
HSBC Finance	$473	$468	$452
HSBC Markets (USA) Inc. (HMUS)	213	246	227
HTSU	255	260	235
Other HSBC affiliates	243	188	162

Total support services from HSBC affiliates	$1,184	$1,162	$1,076

Transactions Conducted with HSBC Finance

•	Support services from HSBC affiliates include charges by HSBC Finance under various service level agreements for loan origination and servicing as well as other operational and administrative support.

•	In the second quarter of 2008, HSBC Finance launched a new program with HSBC Bank USA to sell loans originated in accordance with the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) underwriting criteria to HSBC Bank USA who then sells them to Freddie Mac under its existing Freddie Mac program. During 2008, $172 million of real estate secured loans were purchased by HSBC Bank USA under this program, with a total premium of $4 million.

•	We purchased $19.6 billion and $21.3 billion of private label credit card receivables originated by HSBC Finance in 2008 and 2007, respectively, at fair market value, as determined by an independent third party. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance continues to service the customer receivables and charge us a servicing fee. Fees paid relating to the servicing of private label credit card receivables in 2008 and 2007 totaled $371 million and $382 million, respectively. At December 31, 2008 and 2007, HSBC Finance was servicing $17.1 billion and $17.3 billion, respectively, of private label credit card receivables.

•	We purchased $4.8 billion and $4.2 billion of MasterCard/Visa credit card receivables originated by HSBC Finance in 2008 and 2007, respectively, at fair market value, as determined by an independent third party. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance continues to service the customer receivables and charges us a servicing fee. HSBC Finance continues to service the customer receivables and charge us a servicing fee. Fees paid relating to the servicing of MasterCard/Visa credit card receivables in 2008 and 2007 totaled $51 million and $25 million, respectively. At December 31, 2008 and 2007, HSBC Finance was servicing $2.0 billion and $1.8 billion, respectively, of MasterCard/Visa credit card receivables.

•	At December 31, 2008 and 2007, HSBC Finance was servicing $877 million and $1,166 million, respectively, of private label commercial and closed end loans. HSBC Finance continues to service the customer receivables and charge us a servicing fee. Fees paid relating to the servicing of private label commercial and closed end loans receivables for the twelve months ended December 31, 2008 and 2007 totaled $14 million and $16 million.

•	Our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), are the originating lenders for a federal income tax refund anticipation loan program for clients of third party tax preparers, which are managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD process applications, fund and subsequently sell these loans to HSBC Finance. HSBC Bank USA and HTCD originated approximately $13 billion and $17 billion in 2008 and 2007, respectively, that were sold to HSBC Finance. This resulted in gains of $13 million and $23 million in 2008 and 2007, respectively.

•	Certain of our consolidated subsidiaries have secured lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at December 31, 2008 or 2007.

•	In 2006, we began acquiring residential mortgage loans at fair value from HSBC Finance with the original intent of selling these loans to HMUS. In 2007, we acquired $615 million of loans from HSBC Finance for a net discount of $12 million. This program was discontinued in the second half of 2007 and, as such, no similar transactions occurred during 2008.

•	We service a portfolio of residential mortgage loans owned by HSBC Finance. The related service fee income was $14 million and $11 million in 2008 and 2007, respectively.

Transactions Conducted with HMUS and Subsidiaries

We utilize HSBC Securities (USA) Inc. (HSI) for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

We have extended subordinated loans to HSI in the amount of $1.6 billion, of which $975 million and $350 million was outstanding at December 31, 2008 and December 31, 2007, respectively. We also extended affiliate lending to HSBC Capital (USA) Inc. in the amount of $270 million, of which $190 million was outstanding at December 31, 2008.

By agreement, we have uncommitted lines of credit to HMUS and HSI, the aggregate amount outstanding under which cannot exceed $1 billion. At December 31, 2008, an aggregate amount of $228 million was outstanding under these facilities.

Other Transactions with HSBC Affiliates

We have an unused line of credit with HSBC Bank plc of $2.5 billion at December 31, 2008 and December 31, 2007.

We have extended loans and lines of credit to various other HSBC affiliates totaling $1.7 billion, of which $715 million and $225 million was outstanding at December 31, 2008 and December 31, 2007, respectively.

In 2007, we provided support to several HSBC affiliate sponsored asset backed commercial paper (ABCP) conduits by purchasing up to $1.16 billion of A-1/P-1 rated commercial paper issued by them. During 2008, we have continued to provide support to these conduits by purchasing ABCP. As of December 31, 2008, no ABCP was held.

We utilize other HSBC affiliates primarily for treasury and traded markets services and, to a lesser extent, for global resourcing initiatives. Fees billed to us for these services are included in support services from HSBC affiliates and totaled $251 million and $273 million for December 31, 2008 and 2007, respectively.

We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative receivables related to these contracts was approximately $904 billion and $996 billion at December 31, 2008 and 2007, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $32 billion and $12 billion at December 31, 2008 and 2007, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

An HSBC affiliate acquired from a third party certain structured notes with embedded derivative contracts in which we were the counterparty buying protection. We settled the credit derivative contracts with the affiliate in September 2008 and realized a trading gain of $25.3 million.

In December 2008, HBUS entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (LSS) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HBUS by transferring the volatility to the affiliate.

Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 25, “Pension and Other Postretirement Benefits” of the consolidated financial statements.

Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was approximately $67 million and $68 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, our share of compensation cost related to nonvested stock compensation plans was approximately $70 million, which is expected to be recognized over a weighted-average period of 1.4 years. See Note 24, “Share-Based Plans,” in these consolidated financial statements for a description of these stock compensation plans.

We did not pay any dividends to our parent company, HNAI, in 2008. In 2007, we declared and paid dividends of $800 million to HNAI.

24.  Share-Based Plans

Options have been granted to employees under the HSBC Holdings Group Share Option Plan (the Group Share Option Plan) and under the HSBC Holdings Savings-Related Share Option Plan (Sharesave). Since the shares and contribution commitment have been granted directly by HSBC, the offset to compensation expense was a credit to capital surplus, representing a contribution of capital from HSBC.

The following table presents information for each plan. Descriptions of each plan follow the table.

	December 31
	2008	2007	2006

Restricted Share Plan:
Total compensation expense recognized (in millions)	$66	$68	$59
Sharesave (5 year vesting period):
Total options granted	127,000	132,000	83,000
Fair value per option granted	$4.08	$4.09	$3.49
Total compensation expense recognized (in millions)	$-	$1	$-
Significant assumptions used to calculate fair value:
Risk free interest rate	3.0%	4.6%	5.0%
Expected life (years)	5	5	5
Expected volatility	25%	17%	17%
Sharesave (3 year vesting period):
Total options granted	395,000	445,000	274,000
Fair value per option granted	$3.85	$4.25	$3.42
Total compensation expense recognized (in millions)	$1	$1	$1
Significant assumptions used to calculate fair value:
Risk free interest rate	2.5%	4.6%	5.0%
Expected life (years)	3	3	3
Expected volatility	25%	17%	17%
Sharesave (1 year vesting period):
Total options granted	142,000	145,000	81,000
Fair value per option granted	$3.05	$3.71	2.60
Total compensation expense recognized (in millions)	$—	$—	—
Significant assumptions used to calculate fair value:
Risk free interest rate	1.9%	4.9%	5.0
Expected life (years)	1	1	1
Expected volatility	25%	17%	17
Group Share Option Plan:
Total options granted	-	-	-
Fair value per option granted	$-	$-	$-
Total compensation expense recognized (in millions)	$-	$(2)	$14

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

Sharesave Plans

Sharesave is an employee share option plan that enables eligible employees to enter into savings contracts of one, three or five year terms, with the ability to decide at the end of the contract term to either use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus interest repaid in cash. The one year savings contracts were offered to employees for the first time in 2006. Employees can save up to $500 per month over all their Sharesave savings contracts. The option price is determined at the beginning of the offering period of each plan year and represents a 20% discount, for the three and five year savings contracts, and a 15% discount for the one year contract, from the average price in London on the HSBC ordinary shares over the five trading days preceding the offering. On contracts of three year or five year terms, the options are exercisable at the 20% discounted stock option price within six months following the third or fifth anniversary of the beginning of the relevant savings contracts. Upon the completion of a one year savings contract, if the share price is higher than the option price, the option will automatically be exercised and the shares will be purchased at the 15% discounted stock option price. The shares will then be transferred to a holding account where they will be held for one additional year, or until the employee decides to sell the shares. If the share price is below the option price, employees have the ability to exercise the option during the three months following the maturity date if the share price rises. Regardless of the length of the savings contract, employees can decide to have their accumulated savings plus interest refunded to them at the end of the contract period, rather than choosing to exercise their purchase option.

The fair value of options granted under Sharesave plans is estimated as of the date of grant using a third party option pricing model.

Group Share Option Plan

The Group Share Option Plan was a discretionary long-term incentive compensation plan available prior to 2005, to certain employees based on performance criteria. Options were granted at market value and are normally exercisable between the third and tenth anniversaries of the date of grant, subject to vesting conditions.

Since 2004 no options have been granted under the Group Share Option Plan, since the plan was terminated by HSBC in May 2005. In lieu of options, employees now receive grants of HSBC Holdings ordinary shares subject to certain vesting conditions (refer to Restricted Share Plans above). All stock option grants under the Group Share Option Plan have fully vested and the associated expense has been fully recognized. In addition, a credit of $2 million was recognized in 2007 which reflects an adjustment to the expense accrued on the stock options granted in 2004, which was the last year of stock option grants under the Group Share Option Plan.

25.  Pension and Other Postretirement Benefits

Defined Benefit Pension Plans Effective January 1, 2005, HSBC USA’s previously separate qualified defined benefit pension plan was combined with that of HSBC Finance into a single HSBC North America qualified defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S.

The components of pension expense for the defined benefit plan reflected in our consolidated statement of (loss) income are shown in the table below. Pension expense reflects the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to us.

	Year Ended December 31
	2008	2007	2006

	(in millions)

Service cost – benefits earned during the period	$29	$31	$30
Interest cost on projected benefit obligation	77	72	65
Expected return on assets	(89)	(91)	(84)
Amortization of prior service cost	1	1	1
Recognized losses	1	9	16

Pension expense	$19	$22	$28

The assumptions used in determining pension expense of the defined benefit plan are as follows:

	2008	2007	2006

Discount rate	6.55%	5.90%	5.70%
Salary increase assumption	3.75	3.75	3.75
Expected long-term rate of return on plan assets	8.00	8.00	8.00

HSBC North America retains both an unrelated party as well as an affiliate to provide investment consulting services. Given the plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data, the long term expected return for plan assets is reasonable. The funded status of the post-merger HSBC North America pension plan and not the interests of HSBC USA at December 31, 2008 was a liability of $1,040 million.

A reconciliation of beginning and ending balances of the fair value of plan assets associated with the HSBC North America defined benefit pension plan is shown below. The activity shown below reflects the activity of the merged HSBC North America plan.

	Year Ended December 31
	2008	2007

	(in millions)

Fair value of plan assets at beginning of year	$2,617	$2,567
Actual return on plan assets	(447)	186
Benefits paid	(192)	(136)

Fair value of plan assets at end of year	$1,978	$2,617

As a result of the volatile capital markets that occurred in 2008, the fair value of plan assets at December 31, 2008 has decreased 24 percent compared to 2007. However, based on recently enacted legislation it is not anticipated that employer contributions to the defined benefit plan will be required in 2009.

The allocation of the HSBC North America pension plan assets at December 31, 2008 and 2007 is as follows:

	Percentage of Plan Assets
	December 31
	2008	2007

Equity securities	61%	68%
Debt securities	35	31
Other, predominately cash	4	1

Total	100%	100%

The primary objective of the defined benefit pension plan is to provide eligible employees with regular pension benefits. Since the plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”), ERISA regulations serve as guidance for the management of plan assets. Consistent with prudent standards of preservation of capital and maintenance of liquidity, the goals of the plans are to earn the highest possible rate of return consistent with the tolerance for risk as determined by the investment committee in its role as a fiduciary. In carrying out these objectives, short-term fluctuations in the value of plan assets are considered secondary to long-term investment results. Both a third party and an HSBC affiliate are used to provide investment consulting services such as recommendations on the type of funds to be invested in and monitoring the performance of fund managers. In order to achieve the return objectives of the plans, the plans are diversified to ensure that adverse results from one security or security class will not have an unduly detrimental effect on the entire investment portfolio. Assets are diversified by type, characteristic and number of investments as well as by investment style of management organization. Equity securities are invested in large, mid and small capitalization domestic stocks as well as international stocks.

A reconciliation of beginning and ending balances of the projected benefit obligation of the defined benefit pension plan is shown below and reflects the projected benefit obligation of the merged HSBC North American plan.

	Year Ended
	December 31
	2008	2007

	(in millions)

Projected benefit obligation at beginning of year	$2,747	$2,698
Service cost	104	111
Interest cost	174	159
Gain on curtailment	(13)	-
Actuarial losses (gains)	198	(85)
Benefits paid	(192)	(136)

Projected benefit obligation at end of year	$3,018	$2,747

Our share of the projected benefit obligation was $1.3 billion and $1.2 billion at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the post-merger HSBC North America defined benefit pension plan was $2.7 billion and $2.4 billion at December 31, 2008 and 2007, respectively. Our share of the accumulated benefit obligation at December 31, 2008 and 2007 was approximately $1.2 billion and $1.1 billion, respectively, which is included in our consolidated balance sheet. The projected benefit obligation and the accumulated benefit obligation exceeded the fair value of the plan assets by $1 billion and $0.8 billion, respectively, at December 31, 2008. As this obligation relates to the HSBC North America pension plan, only a portion of this deficit should be considered the responsibility of HUSI.

Estimated future benefit payments for the HSBC North America defined benefit pension plan and our share of those estimated payments are summarized in the following table.

	HSBC	HSBC
	North	USA Inc’s
	America	Share

	(in millions)

2009	$144	$60
2010	150	64
2011	158	68
2012	169	72
2013	177	77
2014-2018	1,017	460

The assumptions used in determining the projected benefit obligation of the defined benefit pension plan At December 31 are as follows:

	December 31
	2008	2007

Discount rate	6.05%	6.55%
Salary increase assumption	3.50	3.75

Defined Contribution Plans We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $35 million, $36 million and $34 million in 2008, 2007 and 2006, respectively.

Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Total expense recognized for these plans was immaterial in 2008, 2007 and 2006.

Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits.

The net postretirement benefit cost included the following components.

	Year Ended
	December 31
	2008	2007	2006

	(in millions)

Service cost – benefits earned during the period	$1	$1	$1
Interest cost	5	6	6
Amortization of transition obligation	3	3	3
Amortization of recognized actuarial gain	(1)	(1)	-

Net periodic postretirement benefit cost	$8	$9	$10

The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	December 31
	2008	2007	2006

Discount rate	6.55%	5.90%	5.70%
Salary increase assumption	3.75	3.75	3.75

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	Year Ended December 31
	2008	2007

	(in millions)

Accumulated benefit obligation at beginning of year	$93	$103
Service cost	1	1
Interest cost	5	6
Participant contributions	1	1
Actuarial (gains)	(10)	(8)
Benefits paid	(6)	(10)

Accumulated benefit obligation at end of year	$84	$93

Our postretirement benefit plans are funded on a pay-as-you-go basis. The funded status of our post retirement benefit plans was a liability of $84 million at December 31, 2008.

Estimated future benefit payments for our postretirement plans are summarized in the following table.

(in millions)

2009	$8
2010	8
2011	8
2012	7
2013	7
2014-2018	29

The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2008	2007

Discount rate	6.05%	6.55%
Salary increase assumption	3.50	3.75

For measurement purposes, 8.9% (pre-65) and 8.8% (post-65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2008. These rates are assumed to decrease gradually reaching the ultimate rate of 5.00% in 2018, and remain at that level thereafter.

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent	One Percent
	Increase	Decrease

(in millions)

Effect on total of service and interest cost components	$-	$-
Effect on accumulated postretirement benefit obligation	1	(1)

26.  Business Segments

We have five distinct segments that we utilize for management reporting and analysis purposes, which are generally based upon customer groupings, as well as products and services offered. Descriptions of our business segments are presented in Item 1, “Business,” under the caption “Operations” of this Form 10-K.

Our segment results are presented under International Financial Reporting Standards (“IFRSs”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees are made almost exclusively on an IFRSs basis since we report results to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized below:

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

Loan origination deferrals under IFRSs are more stringent and result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.

Under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain (loss) on debt designated at fair value and related derivatives which is a component of other revenues.

Other operating income (Total other revenues)

Derivatives – Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to recognize the difference between transaction price and fair value as Day 1 profit and loss and permits recognition up front in the Consolidated Statement of (Loss) Income. Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized: (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled. This causes the net income under U.S. GAAP to be different than under IFRSs.

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

Loans held for resale – IFRSs requires loans designated as held for resale at the time of origination to be treated as trading assets and recorded at their fair market value. Under U.S. GAAP, loans designated as held for resale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income and expenses related to receivables held for sale are reported in net interest income on trading. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment.

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

As discussed above, under U.S. GAAP, the credit risk component of the lower of cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the consolidated statement of (loss) income as provision for credit losses. There is no similar requirement under IFRSs.

Operating expenses (Total operating expenses)

Pension costs – Operating expenses under U.S. GAAP are higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor.”

Assets

Derivatives – Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported on a net basis in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. (ISDA) Master Netting Arrangement. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under IFRSs, these agreements do not necessarily meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.

Goodwill – IFRSs and U.S. GAAP require goodwill to be tested for impairment at least annually, or more frequently if circumstances indicate that goodwill may be impaired. For IFRSs, goodwill was amortized until 2005, however goodwill was amortized under U.S. GAAP until 2002, which resulted in a lower carrying amount of goodwill under IFRSs. During the third quarter of 2008, we performed an interim goodwill impairment test and determined that goodwill was impaired for the Residential Mortgage reporting unit, which is part of the PFS segment. Due to the lower carrying amount under IFRSs, the impact of the write-off was lower than under U.S. GAAP.

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

Securities – Under IFRSs, securities include HSBC shares held for stock plans which are recorded at fair value through other comprehensive income. During 2008, it was determined these shares were impaired and, as a result, the fair value loss recorded in other comprehensive income was reversed and recognized in profit and loss.

Some securities were reclassified from “trading assets” to “loans and receivables” as of July 1, 2008 under IFRSs, pursuant to an amendment to IAS 39. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Basis of Reporting” in this 2008 Form 10-K for additional discussion of differences between U.S. GAAP and IFRSs.

Certain revenue and operating expense amounts are apportioned among the business segments based upon the benefits derived from this activity or the relationship of this activity to other segment activity. For segment reporting purposes, these inter-segment transactions are accounted for as if they were with third parties and have not been eliminated.

Results for each segment on an IFRSs basis, as well as a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals, are provided in the following tables.

	IFRS Consolidated Amounts								(4)	(5)	U.S. GAAP
				Global Banking			Intersegmental		IFRS	IFRS	Consolidated
December 31, 2008	PFS	CF	CMB	and Markets	PB	Other	Revenue	Total	Adjustments	Reclassifications	Totals

	(in millions)

Net interest income(1)	$849	$1,250	$753	$998	$192	$(5)	$(204)	$3,833	$(146)	$639	$4,326
Other operating income	327	325	322	(1,895)	156	547	204	(14)	(589)	(165)	(768)

Total operating income	1,176	1,575	1,075	(897)	348	542	-	3,819	(735)	474	3,558
Loan impairment charges(3)	520	1,650	288	165	17	-	-	2,640	12	(109)	2,543

	656	(75)	787	(1,062)	331	542	-	1,179	(747)	583	1,015
Operating expenses(2)	1,353	46	594	774	268	-	-	3,035	5	583	3,623

Income (loss) before income tax expense	(697)	(121)	193	(1,836)	63	542	-	(1,856)	(752)	-	(2,608)

Income tax (benefit) expense	(233)	(41)	73	(586)	13	126	-	(648)	(271)	-	(919)

Net (loss) income	$(464)	$(80)	$120	$(1,250)	$50	$416	$-	$(1,208)	$(481)	$-	$(1,689)

Balances at end of period:
Total assets	$28,440	$20,047	$19,923	$260,970	$5,511	$388	$-	$335,279	$(145,652)	$(4,058)	$185,569
Total loans	22,950	19,496	18,301	37,201	4,664	-	-	102,612	(5,230)	(11,838)	85,544
Goodwill	876	-	368	497	326	-	-	2,067	580	-	2,647
Total deposits	45,512	27	22,824	39,275	12,306	2	-	119,946	(5,779)	4,871	119,038

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Treasury and more appropriately reflect the profitability of segments.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	Represents adjustments associated with differences between IFRSs and U.S. GAAP bases of accounting. These adjustments, which are more fully described above as well in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Basis of Reporting” of this Form 10-K, consist of the following:

	Net		Provision		(Loss) Income
	Interest	Other	for Credit	Operating	before Income	Total
	Income	Revenues	Losses	Expenses	Tax Expense	Assets

			(in millions)

Unquoted equity securities	$-	$100	$-	$-	$100	$-
Fair value option	(56)	(291)	-	-	(347)	-
Securities	(68)	(380)	-	-	(448)	-
Derivatives	(1)	18	-	-	17	(145,652)
Loan origination	(12)	(12)	-	(13)	(11)	-
Loan impairment	11	-	12	-	(1)	-
Purchase accounting/deferred taxes	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-
Property	-	(8)	-	15	(23)	-
Pension cost	-	-	-	2	(2)	-
Servicing assets	-	(12)	-	-	(12)	-
Goodwill	-	-	-	6	(6)	-
Other	(20)	(4)	-	(5)	(19)	-

Total	$(146)	$(589)	$12	$5	$(752)	$(145,652)

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

	IFRS Consolidated Amounts								(4)	(5)	U.S. GAAP
				Global Banking			Intersegmental		IFRS	IFRS	Consolidated
December 31, 2007	PFS	CF	CMB	and Markets	PB	Other	Revenue	Total	Adjustments	Reclassifications	Totals

						(In millions)

Net interest income(1)	$1,102	$951	$814	$321	$198	$(12)	$(652)	$2,722	$17	$659	$3,398
Other operating income	559	294	259	46	291	216	652	2,317	(313)	(157)	1,847

Total operating income	1,661	1,245	1,073	367	489	204	-	5,039	(296)	502	5,245
Loan impairment charges(3)	139	1,187	126	35	10	-	-	1,497	33	(8)	1,522

	1,522	58	947	332	479	204	-	3,542	(329)	510	3,723
Operating expenses(2)	1,302	33	558	803	345	4	-	3,045	30	511	3,586

Income (loss) before income tax expense	220	25	389	(471)	134	200	-	497	(359)	(1)	137

Income tax (benefit) expense	52	7	92	(129)	32	57	-	111	(111)	(1)	(1)

Net income	$168	$18	$297	$(342)	$102	$143	$-	$386	$(248)	$-	$138

Balances at end of period:
Total assets	$37,289	$22,145	$17,884	$162,757	$6,191	$193	$-	$246,459	$(58,528)	$34	$187,965
Total loans	31,982	21,639	15,864	28,389	5,416	-	-	103,290	-	(7,464)	95,826
Goodwill	925	-	368	497	325	-	-	2,115	586	-	2,701
Total deposits	42,642	35	18,164	41,983	12,247	2	-	115,073	-	1,097	116,170

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Treasury and more appropriately reflect the profitability of segments.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	These adjustments, which are more fully described above as well in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Basis of Reporting” of this Form 10-K, consist of the following:

	Net		Provision		Income
	Interest	Other	for Credit	Operating	before Income	Total
	Income	Revenues	Losses	Expenses	Tax Expense	Assets

			(in millions)

Unquoted equity securities	$-	$(90)	$-	$-	$(90)	$-
Fair value option	(2)	(190)	-	-	(192)	-
Securities	-	-	-	-	-	-
Derivatives	-	-	-	-	-	(58,528)
Loan origination	(15)	(9)	-	(2)	(22)	-
Loan impairment	22	-	26	-	(4)	-
Purchase accounting/deferred taxes	-	-	-	(4)	4	-
Stock based compensation	-	-	-	(2)	2	-
Property	-	(7)	-	14	(21)	-
Pension cost	-	-	-	24	(24)	-
Servicing assets	-	-	-	-	-	-
Goodwill	-	-	-	-	-	-
Other	12	(17)	7	-	(12)	-

Total	$17	$(313)	$33	$30	$(359)	$(58,528)

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

	IFRS Consolidated Amounts								(4)	(5)	U.S. GAAP
				Global Banking			Intersegmental		IFRS	IFRS	Consolidated
December 31, 2006	PFS	CF	CMB	and Markets	PB	Other	Revenue	Total	Adjustments	Reclassifications	Totals

	(in millions)

Net interest income(1)	$1,155	$721	$746	$235	$199	$(10)	$(593)	$2,453	$8	$620	$3,081
Other operating income	496	105	273	957	303	(46)	593	2,681	41	(159)	2,563

Total operating income	1,651	826	1,019	1,192	502	(56)	-	5,134	49	461	5,644
Loan impairment charges(3)	52	654	70	3	36	-	-	815	5	3	823

	1,599	172	949	1,189	466	(56)	-	4,319	44	458	4,821
Operating expenses(2)	1,173	31	503	791	308	2	-	2,808	(11)	458	3,255

Income before income tax expense	426	141	446	398	158	(58)	-	1,511	55	-	1,566

Income tax expense	154	50	155	148	57	(35)	-	529	1	-	530

Net income	$272	$91	$291	$250	$101	$(23)	$-	$982	$54	$-	$1,036

Balances at end of period:
Total assets	$40,036	$23,944	$17,979	$107,881	$8,438	$350	$-	$198,628	$(29,702)	$(4,109)	$164,817
Total loans	35,625	21,529	15,173	18,319	5,476	-	-	96,122	-	(5,885)	90,237
Goodwill	925	-	368	497	337	-	-	2,127	589	-	2,716
Total deposits	37,470	34	15,695	31,893	10,687	-	-	95,779	-	6,367	102,146

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Treasury and more appropriately reflect the profitability of segments.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	These adjustments, which are more fully described above as well in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Basis of Reporting” of this Form 10-K, consist of the following:

	Net		Provision		Income
	Interest	Other	for Credit	Operating	before Income	Total
	Income	Revenues	Losses	Expenses	Tax Expense	Assets

	(in millions)

Unquoted equity securities	$-	$(45)	$-	$-	$(45)	$-
Fair value option	6	80	-	-	86	-
Securities	-	-	-	-	-	-
Derivatives	-	-	-	-	-	(29,702)
Loan origination	(1)	(11)	-	(20)	8	-
Loan impairment	3	-	-	-	3	-
Purchase accounting/deferred taxes	-	-	-	(6)	6	-
Stock based compensation	-	-	-	(9)	9	-
Property	-	17	-	14	3	-
Pension cost	-	-	-	10	(10)	-
Servicing assets	-	-	-	-	-	-
Goodwill	-	-	-	-	-	-
Other	-	-	5	-	(5)	-

Total	$8	$41	$5	$(11)	$55	$(29,702)

(5)	Represents differences in financial statement presentation between IFRS and U.S. GAAP.

27.  Collateral, Commitments and Contingent Liabilities

Pledged Assets: The following table presents pledged assets included in the consolidated balance sheet.

December 31	2008	2007

	(in millions)

Interest bearing deposits with banks	$3,338	$264
Trading assets(1)	1,085	2,834
Securities available for sale(2)	9,919	7,060
Securities held to maturity	623	172
Loans(3)	3,926	8,416
Other assets(4)	6,872	2,889

Total	$25,763	$21,635

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities (refer to Note 29).

(2)	Securities available for sale are primarily pledged against various short-term borrowings.

(3)	Loans are primarily private label card receivables pledged against long-term borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank (refer to Note 17).

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available for sale that can be sold or repledged was $2,404 million and $3,426 million at December 31, 2008 and 2007, respectively.

The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $11,197 million and $14,635 million at December 31, 2008 and 2007, respectively. This collateral was obtained under security resale agreements. Of this collateral, $429 million and $954 million has been sold or repledged as collateral under repurchase agreements or to cover short sales at December 31, 2008 and 2007, respectively.

Lease Obligations We are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $137 million in 2008, $128 million in 2007 and $111 million in 2006.

We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

Future net minimum lease commitments under noncancellable operating lease arrangements were as follows:

	Minimum	Minimum
	Rental	Sublease
Year Ending December 31,	Payments	Income	Net

	(in millions)

2009	$120	$7	$113
2010	118	7	111
2011	111	7	104
2012	102	7	95
2013	96	3	93
Thereafter	320	9	311

Net minimum lease commitments	$867	$40	$827

Litigation: We and certain of our subsidiaries are party to various legal proceedings resulting from ordinary business activities relating to our operations which affect all of our reportable segments. Certain of these activities are or purport to be class actions seeking damages in significant amounts. These actions include assertions concerning violations of laws and/or unfair treatment of consumers.

Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. However, based upon our current knowledge, our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition, results of operations or cash flows.

28.  Guarantee Arrangements

As part of our normal operations, we enter into various off-balance sheet guarantee arrangements with affiliates and third parties. These arrangements arise principally in connection with our lending and client intermediation activities and include standby letters of credit and certain credit derivative transactions. The contractual amounts of these arrangements represent our maximum possible credit exposure in the event that we are required to fulfill the maximum obligation under the contractual terms of the guarantee.

The following table presents total carrying value and contractual amounts of our major off-balance sheet guarantee arrangements as of December 31, 2008 and 2007. Following the table is a description of the various arrangements.

	December 31, 2008			December 31, 2007
	Carrying	Notional/Maximum		Carrying	Notional/Maximum
	Value	Exposure to Loss		Value	Exposure to Loss

	(in millions)

Credit derivatives(1),(3)	$(59,640)	$493,583	(1)	$(15,153)	$650,243
Financial standby letters of credit, net of participations(2),(4)	-	4,444	(2)	-	2,016
Performance (non-financial) guarantees	-	3,800		-	6,489
Liquidity asset purchase agreements(3)	-	7,782		-	9,507

Total	$(59,640)	$509,609		$(15,153)	$668,255

1)	Includes $103,409 million and $98,250 million issued for the benefit of HSBC affiliates at December 31, 2008 and 2007, respectively.

2)	Includes $732 million and $598 million issued for the benefit of HSBC affiliates at December 31, 2008 and 2007, respectively.

3)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

4)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

Credit-Risk Related Guarantees:

Credit Derivatives Credit derivatives are financial instruments that transfer the credit risk of a reference obligation from the credit protection buyer to the credit protection seller who is exposed to the credit risk without buying the reference obligation. We sell credit protection on underlying reference obligations (such as loans or securities) by entering into credit derivatives, primarily in the form of credit default swaps, with various institutions. We account for all credit derivatives at fair value. Where we sell credit protection to a counterparty that holds the reference obligation, the arrangement is effectively a financial guarantee on the reference obligation. Although we do not specifically identify whether the derivative counterparty retains the reference obligation, we have disclosed information about all credit derivatives that could meet the accounting definition of a financial guarantee. Under a credit derivative contract, the credit protection seller will reimburse the credit protection buyer upon occurrence of a credit event (such as bankruptcy, insolvency, restructuring or failure to meet payment obligations when due) as defined in the derivative contract, in return for a periodic premium. Upon occurrence of a credit event, we will pay the counterparty the stated notional amount of the derivative contract and receive the underlying reference obligation. The recovery value of the reference obligation received could be significantly lower than its notional principal amount when a credit event occurs.

Certain derivative contracts are subject to master netting arrangements and related collateral agreements. A party to a derivative contract may demand that the counterparty post additional collateral in the event its net exposure exceeds certain predetermined limits and when the credit rating falls below a certain grade. We set the collateral requirements by counterparty such that the collateral covers various transactions and products, and is not allocated to specific individual contracts. The collateral amount presented in the table above only includes those derivative contracts or transactions where specific collateral can be identified.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

	(in millions)

Sell-protection credit derivative positions	$(59,640)	$493,583	$(15,153)	$650,243
Buy-protection credit derivative positions	59,737	474,677	15,729	602,739

Net position	$97	$18,906	$576	$47,504

Standby Letters of Credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of December 31, 2008, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4,444 million and $3,800 million, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the fair value of the stand-ready obligation to perform under these guarantees, amounting to $33 million and $25 million at December 31, 2008 and December 31, 2007, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $30 million and $27 million at December 31, 2008 and December 31, 2007, respectively.

Pursuant to FSP SFAS 133-1 and FIN 45-4, below is a summary of the credit ratings of credit risk related guarantees including sell protection credit derivative positions and financial standby letters of credit as of December 31, 2008 as an indicative proxy of payment risk:

	Average	Credit Ratings of the Obligors or the Transactions
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

	(in millions)

Self-protection Credit Derivatives(a)
Single name CDS	3.9	$184,807	$65,381	$250,188
Structured CDS	4.0	9,136	46,317	55,453
Index credit derivatives	4.5	112,663	60,513	173,176
Total return swaps	9.3	12,811	1,955	14,766

Subtotal		319,417	174,166	493,583
Financial Standby Letters of Credit(b)	1.5	8,244	-	8,244

Total		$327,661	$174,166	$501,827

(a)	Represents external credit ratings.

(b)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings.

Our internal groupings are determined based on our risk rating systems and processes which assign a credit grade based on a scale which ranks the risk of loss from a customer as either low risk, satisfactory risk, fair risk, watch, substandard, doubtful or loss. The groupings are determined and used for managing risk and determining level of credit exposure appetite based on the customer’s operating performance, liquidity, capital structure and debt service ability. In addition, we also incorporate subjective judgments into the risk rating process concerning such things as industry trends, comparison of performance to industry peers and perceived quality of management. We compare our internal risk ratings to outside external rating agencies benchmarks, where possible, at the time of formal review and regularly monitor whether our risk ratings are comparable to the external ratings benchmark data.

Written Put Options, Non Credit-Risk Related Guarantees and Indemnity Arrangements:

Liquidity Asset Purchase Agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of December 31, 2008, we have issued $7,782 million of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits.

Principal Protected Products We structure and sell products that guarantee the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation would be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to fund the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These principal protected products are accounted for on a fair value basis. The notional amounts of these principal protected products were not material as of December 31, 2008 and 2007, respectively. We have not made any payment under the terms of these structured products and we consider the probability of payments under these guarantees to be remote.

Sale of Mortgage Loans We originate and sell mortgage loans to government sponsored entities and provide various representations and warranties related to, among other things, the ownerships of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the representations and warranties are breached. A liability was recorded for our obligations arising from the breach of representations and warranties, however it was not material at December 31, 2008.

Visa Covered Litigations We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is earlier. The indemnification is subject to the accounting and disclosure requirements under FIN No. 45. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In the event the escrow is insufficient to satisfy the legal claims, Visa may raise funds from a secondary offering and seek reimbursement from the Class B shareholders by reducing the conversion ratio into Class A shares. As of December 31, 2008, we do not expect the indemnity obligation to result in a material adverse effect on our liquidity position.

Clearinghouses and Exchanges We are a member of various exchanges and clearinghouses that trade and clear securities and/or futures contracts. As a member, we may be required to pay a proportionate share of the financial obligations of another member who defaults on its obligations to the exchange or the clearinghouse. Our guarantee obligations would arise only if the exchange or clearinghouse had exhausted its resources. Any potential contingent liability under these membership agreements cannot be estimated. However, we believe that any potential requirement to make payments under these agreements is remote.

29.  Special Purpose Entities

In the ordinary course of business, we organize special purpose entities (“SPEs”) primarily to structure financial products to meet our clients’ investment needs and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose of organizing the entities, the risk characteristics and the business activities of the SPEs. Special purpose entities can be a variable interest entity (“VIE”), a qualifying special purpose entity (“QSPE”) or neither. A VIE is an entity that lacks sufficient equity at risk or whose equity investors do not have a controlling interest. A QSPE is an unconsolidated off-balance sheet entity whose activities are restricted and limited to holding and servicing financial assets and provided it meets the requirements of SFAS 140.

Variable Interest Entities

We consolidate VIEs in which we hold variable interests that absorb a majority of the risks and/or receive a majority of the benefits and therefore are deemed to be the primary beneficiary. Refer to Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” of the consolidated financial statements for further discussion of our policies regarding classification and consolidation of VIEs.

We take into account all of our involvements in a VIE in identifying variable interests (explicit or implicit) that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures under FIN 46(R). We consider our involvement to be significant where we, among other things, (i) provide liquidity put options or other liquidity facilities to support the VIE’s debt issuances, (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE, (iii) provide a financial guarantee that covers assets held or liabilities issued and (iv) help structure the transaction and retain a financial or servicing interest in the VIE.

In most cases, a qualitative analysis of our involvement in the entity provides sufficient evidence to determine whether we are the primary beneficiary. In rare cases, a more detailed analysis to quantify the extent of variability to be absorbed by each variable interest holder is required to determine the primary beneficiary. The quantitative analysis provides probability-weighted estimates of a range of potential outcome and management judgment is required in determining the primary beneficiary.

Consolidated VIEs

The following table summarizes the assets and liabilities of our consolidated VIEs as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Securitization vehicles	$2,450	$1,200	$2,822	$1,550
Structured note vehicles	147	124	185	151

Total	$2,597	$1,324	$3,007	$1,701

Securitization Vehicles We utilize entities that are structured as trusts to securitize certain private label credit card receivables where securitization provides an attractive source of low cost funding. We transfer the credit card receivables to the trusts which in turn issue debt instruments collateralized by the transferred receivables. These trusts are considered VIEs and are consolidated as we are the primary beneficiary at December 31, 2008 and December 31, 2007.

We held debt securities issued by these securitization vehicles at such a level that we were deemed to be the primary beneficiary and, as such, we consolidated these entities. At December 31, 2008 and 2007, the consolidated assets of these trusts were $2,450 million and $2,822 million, respectively and were reported in loans. Debt securities issued by these VIEs are reported as secured financings in long-term debt.

Structured Note Vehicles In the normal course of business, we enter into derivative transactions with special purpose entities organized by HSBC affiliates and by third parties for the purpose of issuing structured debt instruments to facilitate clients’ investment demand. These entities, which are deemed to be VIEs, are organized as trusts and issue fixed or floating rate debt instruments backed by the financial assets they hold. They were established to create investments with specific risk profiles for investors.

At December 31, 2008 and 2007, we held all or substantially all of the debt securities issued by several VIE trusts that were organized by an affiliate and by third parties to issue structured notes. The consolidated assets of these VIEs were $147 million and $185 million at December 31, 2008 and 2007, respectively and are reported in trading assets. Debt instruments issued by these VIEs and held by us were eliminated in consolidation. Debt instruments issued by these VIEs and held by third parties were not material.

The assets of consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of debt instruments issued by consolidated VIEs have no recourse to our general credit. There are no communications or contractual arrangements that constitute an obligation from HUSI to provide financial support to the VIEs or the holders of debt securities issued by the VIEs

Unconsolidated VIEs

We also had significant involvement with other VIEs that were not consolidated at December 31, 2008 or 2007 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by HUSI and our maximum exposure to loss arising from our involvements in those VIEs as of December 31, 2008 and 2007:

	December 31, 2008				December 31, 2007
	Variable Interests	Variable Interests	Total Assets in	Maximum	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss	VIEs	to Loss

	(in millions)

Asset backed commercial paper conduits	$570	$-	$28,112	$7,782	$32,886	$9,507
Structured investment vehicles	31	-	4,768	41	6,337	50
Structured note vehicles	422	420	8,221	1,842	8,350	1,488
Low income housing partnerships	16	-	211	40	705	115

Total	$1,039	$420	$41,312	$9,705	$48,278	$11,160

Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.

Asset-Backed Commercial Paper Conduits We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits (“ABCP conduits”) sponsored by HSBC affiliates and by third parties. These conduits support the financing needs of customers by facilitating the customers’ access to commercial paper markets.

Customers sell financial assets, typically trade receivables, to ABCP conduits, which fund the purchases by issuing short-term highly-rated commercial paper collateralized by the assets acquired. In a multi-seller conduit, any number of companies may be originating and selling assets to the conduit whereas a single-seller conduit acquires assets from a single company. We, along with other financial institutions, provide liquidity facilities to ABCP conduits in the form of lines of credit or asset purchase commitments. Liquidity facilities provided to multi-seller conduits support transactions associated with a specific seller of assets to the conduit and we would only be required to provide support in the event of certain triggers associated with those transactions and assets. Liquidity facilities provided to single-seller conduits are not identified with specific transactions or assets and we would be required to provide support upon occurrence of certain triggers that generally affect the conduit as a whole. Our obligations are generally pari passu with that of other institutions that also provide liquidity support to the same conduit or for the same transactions. We do not provide any program-wide credit enhancements to ABCP conduits.

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and therefore bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting them to our normal underwriting and risk management processes. The $7,782 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

Structured Investment Vehicles We provide a liquidity facility to a single structured investment vehicle (“SIV”) sponsored by a third party. This entity, which is deemed to be a VIE, seeks to earn a profit by investing in mostly highly rated longer-dated fixed income instruments and funding those investments by issuing cheaper short-term, highly rated commercial paper and medium term notes. We do not transfer our own assets to the SIV. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets the SIV holds. We are not the primary beneficiary of the SIV and therefore do not consolidate the SIV. Credit risk related to the liquidity facility provided is managed through our normal underwriting and risk management processes. The maximum exposure to loss presented in the preceding table represents a $41 million liquidity facility which was fully funded, and is recorded as a loan, as of December 31, 2008. This loan was considered in the determination of our allowance for loan losses and an $8 million specific reserve has been established against this facility in accordance with our credit policies.

Structured Note Vehicles Our involvements in structured note vehicles include entering into derivative transactions, such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of December 31, 2008, we recorded approximately $539 million of trading assets and $829 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

In addition to its variable interests, we also hold credit default swaps with these structured note VIEs under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the VIEs assume the credit risk associated with the reference assets, which is then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests.

We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet. Our maximum exposure to loss is limited to the recorded amounts of these instruments.

Low Income Housing Partnerships We invest as a limited partner in a number of low-income housing partnerships that operate qualified affordable housing projects and generate tax benefits, including federal low-income housing tax credits, for investors. Some of the partnerships are deemed to be VIEs because they do not have sufficient equity investment at risk or are structured with non-substantive voting rights. We are not the primary beneficiary of these VIEs and do not consolidate them.

Our investments in low-income housing partnerships are recorded using the equity method of accounting and are included in other assets on the consolidated balance sheet. The maximum exposure to loss shown in the table represents the recorded investment, net of estimated expected reductions in future tax liabilities and potential recapture of tax credits allowed in prior years.

Unconsolidated QSPEs

We organize special purpose entities to securitize residential mortgage loans. In these cases, we purchase and transfer residential mortgage loans into a trust which is designed and structured as a QSPE. The QSPE issues debt securities to investors to finance the purchase of the residential mortgage loans. The securitizations are non-recourse in that the risk of future loss in the transferred residential mortgages has been transferred to the investors and the investors’ recourse is limited to the transferred assets. The transfers are accounted for as sales in accordance with SFAS 140.

Neither the transferor nor its consolidated affiliates have any continuing involvement with the transferred assets. We do not provide any liquidity arrangement or financial support (through written or unwritten communications) to, enter into any derivative transactions with, or have any obligation to repurchase financial assets from the QSPE or the investors. Neither the transferor nor its consolidated affiliates retains any residual interests in the transferred financial assets. On limited occasions, we transfer residential mortgage loans we originated to the QSPE and retain the right to service the transferred assets. In those cases, the transferred residential mortgages for which we retain the servicing rights represent an insignificant portion of the entire transferred asset portfolio. See Note 2 “Summary of Significant Accounting Policies and New Accounting Pronouncements” and Note 13 “Intangible Assets” of the consolidated financial statements for further discussion about our accounting policy and measurement assumptions relating to mortgage servicing rights.

30.  Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. SFAS No. 157 nullifies certain guidance in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management” (“EITF No. 02-3”), which prohibited the recognition of gains or losses at the inception of a derivative contract unless the fair value of the derivative contract was determined based on a quoted market price, or other valuation technique that incorporates observable market data. In addition, SFAS No. 157 eliminates large position discounts for financial instruments held and requires consideration of our own credit risk when measuring the fair value of liabilities. We have delayed the implementation of SFAS No. 157 for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value on a recurring basis (at least annually) in accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”

Prior to the adoption of SFAS No. 157, we applied the relevant provisions in EITF No. 02-3 to our derivative portfolio. EITF No. 02-3 prohibited the recognition of trading gains or losses at the inception of a derivative contract unless the fair value of the derivative contract was determined based on a quoted market price or other valuation technique that incorporated observable market data. We previously recognized deferred profit into earnings over the life of the instruments or when the unobservable significant input became observable. In accordance with the transition provisions of SFAS No. 157 related to EITF No. 02-3, we recorded an after-tax cumulative-effect adjustment of approximately $36 million as an increase to the opening balance of retained earnings as of January 1, 2008 reflecting the release of deferred profit.

Fair Value Hierarchy Under FAS 157, we classify our assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets,

•	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are either directly observable or derived from and corroborated by market data.

•	Level 3 – Valuation is based on model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of December 31, 2008
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading assets, excluding derivatives(2)	$74	$8,051	$1,893	$10,018	$-	$10,018
Derivatives(3)	523	145,259	7,837	153,619	(130,936)	22,683
Securities available for sale	4,856	19,581	471	24,908	-	24,908
Loans(4)	-	738	136	874	-	874
Intangible assets(5)	-	-	333	333	-	333

Total assets	$5,453	$173,629	$10,670	$189,752	$(130,936)	$58,816

Liabilities:
Deposits in domestic offices(6)	$-	$2,059	$234	$2,293	$-	$2,293
Trading liabilities, excluding derivatives(2)	206	1,799	-	2,005	-	2,005
Derivatives(3)	412	148,819	2,554	151,785	(136,686)	15,099
Long-term debt(7)	-	2,570	57	2,627	-	2,627

Total liabilities	$618	$155,247	$2,845	$158,710	$(136,686)	$22,024

(1)	Represents counterparty and cash collateral netting permitted under FIN 39, “Offsetting of Amounts Relating to Certain Contracts,” as amended by FSP-FIN 39-1.

(2)	Refer to Note 6, “Trading Assets and Liabilities” of the consolidated financial statements for the composition and discussion of trading assets and liabilities.

(3)	Includes trading derivative assets ($21,274 million) and trading derivative liabilities ($14,318 million) as well as derivatives held for hedging and commitments accounted for as derivatives.

(4)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 10, “Loans Held for Sale,” of the consolidated financial statements for further information.

(5)	Represents residential mortgage servicing rights. See Note 13, “Intangible Assets,” of the consolidated financial statements for further information on residential mortgage servicing rights.

(6)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(7)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis. See Note 17, “Long- Term Debt,” of the consolidated financial statements for additional information on structured notes.

Roll-forward of Level 3 Assets and Liabilities The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities in 2008. The fair value measurement of a Level 3 asset or liability and related changes in fair value may be determined based on observable and unobservable inputs. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of the risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in(1)
		Trading		Other	Net Purchases,	Transfers		Unrealized
	January 1,	(Loss)	Other	Comprehensive	Issuances and	Into or Out	December 31,	Gains or (Losses)
	2008	Revenue	Revenue	Income	Settlements	of Level 3	2008	Still Held

	(in millions)

Assets:
Trading assets, excluding derivatives	$77	$(1,148)	$-	$-	$848	$2,116	$1,893	$(1,011)
Derivatives, net(2)	709	1,219	19	-	1,663	1,673	5,283	2,653
Securities available for sale	1	-	-	2	(71)	539	471	2
Loans(3)	829	-	(70)	-	(621)	(2)	136	-
Other assets, excluding derivatives(4)	489	-	(309)	-	153	-	333	(203)

Total	$2,105	$71	$(360)	$2	$1,972	$4,326	$8,116	$1,441

Liabilities:
Deposits in domestic offices	$(192)	$-	$19	$-	$(160)	$99	$(234)	$4
Long-term debt	(63)	-	27	-	50	(71)	(57)	7

Total	$(255)	$-	$46	$-	$(110)	$28	$(291)	$11

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives at December 31, 2008 included derivative assets of $7,837 million and derivative liabilities of $2,554 million.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing rights. See Note 13, “Intangible Assets,” of the consolidated financial statements for further information on residential mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis Certain assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage loans classified as held for sale reported at the lower of cost or fair value and (b) impaired assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial assets has been recorded as of December 31, 2008. The gains (losses) for the year ended December 31, 2008 are also included.

	Non-recurring Fair Value Measurements as				Total Gains (Losses)
	of December 31, 2008				For The Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2008

	(in millions)

Assets:
Loans
Residential mortgage loans held for sale(1)	$-	$1,055	$1,278	$2,333	$(556)
Impaired loans(2)	-	-	133	133	46

Total assets at fair value on a non-recurring basis	$-	$1,055	$1,411	$2,466	$(510)

(1)	As of December 31, 2008, the fair value of the mortgage loans was below cost.

(2)	Represents impaired commercial loans. We use the fair value estimate of the underlying collateral to approximate the fair value of the commercial loans.

Valuation Methodologies and Assumptions Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value for which we disclose fair value as required under SFAS No. 157.

Short-term financial assets and liabilities

For SFAS 107 disclosure purpose, the carrying value of certain financial assets and liabilities recorded at cost is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, accrued interest receivable, customer acceptance assets and liabilities, short-term borrowings, and interest, taxes and other liabilities.

Federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements

Federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements are recorded at cost. A significant majority of these transactions are short-term in nature and, as such, the recorded amounts approximate fair value in the SFAS 107 disclosure. For transactions with long-dated maturities, fair value is based on dealer quotes for instruments with similar characteristics

Loans

Except for leveraged loans and selected commercial loans, we do not record loans at fair value on a recurring basis. From time to time, we record on a non-recurring basis negative adjustment to loans. The write-downs can be based on observable market price of the loan or the underlying collateral value.

•	Mortgage Loans Held for Sale – Certain U.S. subprime whole loans are classified as held for sale and are recorded at the lower of cost or fair value. As of December 31, 2008, the fair value of these loans is below their amortized cost. The fair value of these mortgage loans is determined based on the valuations of mortgage-backed securities that would be observed in a hypothetical securitization. Where securitizations of mortgage loans may not regularly occur, alternative information referenced to different exit markets are utilized. The determination of fair value for mortgage whole loans takes into account factors such as the location of the collateral, the loan-to-value ratio, the estimated rate and timing of default, the probability of foreclosure and loss severity if foreclosure does occur.

•	Leveraged Loans – We record leveraged loans and revolvers held for sale and certain Emerging Market commercial loans at fair value. Where available, market consensus pricing obtained from independent sources are used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for defaults and recoveries, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the specific loan characteristics and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

For SFAS 107 disclosure purposes, fair value estimates are determined based on the product type, financial characteristics, pricing features and maturity. Similar loans are grouped based on loan types and maturities and fair values are estimated on a portfolio basis. Fair value for each group is estimated primarily by calculating the present value of expected cash flows using discount rates that approximate current market rates for loans of similar characteristics adjusted for liquidity premium.

•	Commercial Loans – For SFAS 107 disclosure purpose, commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and borrower’s credit risks, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and our own estimate of liquidity premium.

•	Credit card receivable – We charge customers the current rates for outstanding credit card balances. As a result, the carrying value of the credit card receivable, adjusted for credit losses, approximates the fair value as of the balance sheet date.

•	Lending-related Commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees is not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $33 million and $25 million at December 31, 2008 and 2007, respectively. The carrying value of the deferred fees is a reasonable estimate of the fair value of the commitments.

Debt and Equity Securities

Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible.

The fair value measurements for mortgage-backed securities and other asset-backed securities are primarily determined or validated by inputs obtained from independent pricing sources taking into account differences in the characteristics and the performance of the underlying collateral. We determine whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing sources.

During the recent credit crisis, valuations for certain mortgage-backed and asset-backed securities have become less transparent. For these securities, internally developed valuation techniques have been used to validate the pricing information obtained from independent pricing sources. The internal valuations use model inputs derived from observable market data as well as unobservable inputs including probability of default and loss severity based on the collateral types and the performance assumptions of the collateral. To ensure that the valuation presented is appropriate, the valuation output is also compared to the hypothetical estimates based on the relevant market indices as inputs.

Derivatives

Derivatives are recorded at fair value. Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including cash collateral are offset and presented net in accordance with FSP FIN No. 39-1.

Derivatives traded on an exchange are valued using quoted prices. OTC derivatives, which comprise a majority of derivative contract positions, are valued using valuation techniques. Valuation models calculate the present value of expected future cash flows based on “no arbitrage” principles. The fair value for the majority of our derivative instruments are determined based on internally developed models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. For complex or long-dated derivative products where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about, among other things, the timing of cash flows and credit spreads. The fair values of certain structured derivative products are sensitive to unobservable inputs such as default correlations and volatilities. These estimates are susceptible to significant change in future periods as market conditions change.

The company may adjust valuations derived using the methods described above in order to ensure that those values represent appropriate estimates of fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as bid-ask spreads and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties.

Mortgage Servicing Rights

We elected to measure residential mortgage servicing rights, which are classified as intangible assets, at fair value when we adopted SFAS 156. The fair value for the residential mortgage servicing rights is determined based on an option adjusted approach which involves discounting servicing cash flows under various interest rate projections at risk-adjusted rates. The valuation model also incorporates our best estimate of prepayment speed of the mortgage loans and discount rates. As changes in interest rate is a key factor affecting the prepayment speed and hence the fair value of the mortgage servicing rights, we use various interest rate derivatives and forward purchase contracts of mortgage-backed securities to risk-manage the mortgage servicing rights. Refer to Note 13, “Intangible Assets” for discussions on the accounting and reporting of mortgage servicing rights.

Structured Notes

Certain structured notes were elected to be measured at fair value in their entirety under SFAS No. 159. As a result, derivative features embedded in the structured notes are included in the valuation of fair value. Cash flows of the funded notes are discounted at the appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to these instruments are derived from the spreads at which institutions of similar credit standing would offer for issuing similar structured instruments as of the measurement date. The market spreads for structured notes are generally lower than the credit spreads observed for plain vanilla debt or in the credit default swap market.

Long-term Debt

We elected to apply fair value option to certain own debt issuances for which fair value hedge accounting were applied. These own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instrument. The observed market price of these instruments reflects the effect of our own credit spreads.

For those long-term debt recorded at cost, fair value is determined for SFAS No. 107 disclosure purposes based on quoted market prices where available. If quoted market prices are not available, fair value is based on dealer quotes, quoted prices of similar instruments, or internally developed valuation models adjusted for own credit risks.

Deposits

For SFAS No. 107 disclosure purposes, the carrying amount of deposits with no stated maturity (e.g., demand, savings, and certain money market deposits), which represents the amount payable upon demand, is considered to approximate fair value. For deposits with fixed maturities, fair value is estimated by discounting cash flows using market interest rates currently offered on deposits with similar characteristics and maturities.

Valuation Adjustments

Due to judgment being more significant in determining the fair value of Level 3 instruments, additional factors for Level 3 instruments are considered that may not be considered for Level 1 and Level 2 valuations and we record additional valuation adjustments as a result of these considerations. Some of the valuation adjustments are:

Credit risk adjustment – an adjustment to reflect the creditworthiness of the counterparty for OTC products where the market parameters may not be indicative of the creditworthiness of the counterparty. For derivative instruments, the market price implies parties to the transaction have credit ratings equivalent to AA. Therefore, we will make an appropriate credit risk adjustment to reflect the counterparty credit risk if different from an AA credit rating.

Market data/model uncertainty – an adjustment to reflect uncertainties in the fair value measurements determined based on unobservable market data inputs. Since one or more significant parameters may be unobservable and must be estimated, the resultant fair value estimates have inherent measurement risk. In addition, the values derived from valuation techniques are affected by the choice of valuation model. When different valuation techniques are available, the choice of valuation model can be subjective and in those cases, an additional valuation adjustment may be applied to mitigate the potential risk of measurement error. In most cases, we perform analysis on key unobservable inputs to determine the appropriate parameters to use in estimating the fair value adjustments.

Liquidity adjustment – a type of bid-offer adjustment to reflect the difference between the mark-to-market valuation of all open positions in the portfolio and the close out cost. The liquidity adjustment is a portfolio level adjustment and is a function of the liquidity and volatility of the underlying risk positions.

Fair Value of Financial Instruments  The table below is a summary of the carrying value and estimated fair value for financial instruments subject to SFAS No. 107 disclosures as of December 31, 2008 and 2007. SFAS No. 107 does not require the disclosure of fair value information for certain financial instruments, including obligations under pension and certain other employee benefit plans, lease contracts, and equity-method investments, or for non-financial instruments such as goodwill and other intangibles. Accordingly, the fair value amounts disclosed in accordance with SFAS No. 107 should not be viewed as representing our fair value as a whole.

	2008(1)		2007(1)
	Carrying	Fair	Carrying	Fair
December 31,	Value	Value	Value	Value

	(in millions)

Financial assets:
Short-term financial assets	$19,845	$19,845	$10,176	$10,176
Federal funds sold and securities purchased under resale agreements	10,813	10,813	13,677	13,677
Non-derivative trading assets	10,018	10,018	22,325	22,325
Derivatives	22,683	22,683	14,781	14,781
Securities	27,783	27,843	22,853	22,907
Commercial loans, net of allowance for credit losses	37,731	34,696	38,501	38,547
Consumer loans, net of allowance for credit losses	45,416	38,866	55,911	55,180
Financial liabilities:
Short-term financial liabilities	$14,701	$14,701	$15,918	$15,918
Deposits:
Without fixed maturities	103,207	103,207	100,627	100,627
Fixed maturities	15,831	15,901	15,601	15,630
Non-derivative trading liabilities	2,005	2,005	2,967	2,967
Derivatives	15,099	15,099	13,430	13,430
Long-term debt	22,089	21,958	28,268	28,127

(1)	SFAS No. 107 has been amended to comply with the measurement framework and the definition of fair value set forth in SFAS No. 157. Although we did not adopt SFAS No. 157 until January 1, 2008, we have historically utilized third party quotes and recent sales activity to determine the fair value of our financial instruments. As a result, with the exception of the fair value of derivative liabilities, the fair value of the financial instruments presented in our SFAS No. 107 disclosure at December 31, 2007 was consistent with the framework for measuring fair value and the definition of fair value as outlined by SFAS No. 157. The fair value of derivatives at December 31, 2008 considered our own credit risk which was not previously required, prior to the adoption of SFAS No. 157.

Receivable values presented in the table above were determined using the framework for measuring fair value as prescribed by SFAS No. 157, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The unprecedented developments in the mortgage lending industry and the current economic conditions have resulted in a significant reduction in the secondary market demand for assets not guaranteed by the Federal government or a governmental agency. The estimated fair values at December 31, 2008 for our loans reflect this marketplace turmoil which typically assume a significantly higher charge-off level than what we, as the servicer of these receivables, believe will ultimately be the case, and reflects a significant pricing discount resulting from the lack of liquidity available to most buyers of whole loan assets. This creates a value that is significantly lower than would otherwise be reported under more normal marketplace conditions.

31.  Fair Value Option

HSBC complies with International Financial Reporting Standards for its financial reporting. We have elected to apply the fair value option to selected financial instruments under SFAS No. 159 to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. As discussed in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements”, effective January 1, 2008 we elected to apply FVO reporting to commercial leveraged acquisition finance loans and unfunded commitments which are classified as held for sale, certain fixed rate long-term debt issuances, and hybrid instruments which include all structured notes and structured deposits which contained embedded derivatives. See Note 30, “Fair Value Measurements,” of the consolidated financial statements for a description of the methods and significant assumptions used to estimate the fair value of these assets and liabilities accounted for under FVO. Changes in fair value for these assets and liabilities which are accounted for under FVO are reported in earnings as “Gain on instruments at fair value and related derivatives” which is a component of other revenues.

Loans We elected to apply the fair value option to all commercial leveraged acquisition finance loans and unfunded commitments. As of December 31, 2008, commercial leveraged acquisition finance loans and unfunded commitments of $874 million carried at fair value had an aggregate unpaid principal balance of $1,320 million. These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated income statement. Changes in fair value of these loans in 2008 resulted in a loss of $428 million which has been included in other (loss) income. Because substantially all of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk.

As of December 31, 2008, no loans for which the fair value option has been elected are 90 days or more past due or are on non-accrual status.

Long-Term Debt (Own Debt Issuances) We elected to apply the fair value option for $1,668 million of fixed rate long-term debt for which we had applied SFAS 133 fair value hedge accounting. The election allows us to achieve similar hedge accounting effect without meeting the vigorous SFAS 133 hedge accounting requirements. We measure the fair value of the debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributable to changes of our own credit risk and the interest rate.

Fixed rate debt accounted for under FVO at December 31, 2008 had an aggregate unpaid principal balance of $1,750 million. The adoption of FVO has impacted the way we report realized gains and losses on swaps associated with this debt which previously qualified as effective hedges under SFAS 133. Upon the adoption of SFAS 159 for certain fixed rate debt, we eliminated hedge accounting on these swaps and, as a result, realized gains and losses for the swaps are no longer reported in interest expense but instead are reported as “Gain on instruments designated at fair value and related hedges” within other revenues. In 2008, we recorded a loss of $67 million resulting from changes in the fair value of the fixed rate debt accounted for under FVO which is included in “Gain on instruments at fair value and related hedges.” Changes in our own credit risk accounted for $352 million gain which was offset by a $419 million loss attributable to changes in the benchmark interest rate. Interest paid on the fixed rate debt elected for FVO is recorded as interest expense in the consolidated statement of (loss) income.

Hybrid Instruments Upon adoption of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155), we elected to measure all hybrid instruments issued after January 1, 2006 that contain embedded derivatives which should be bifurcated from the debt host at fair value. Such election has reduced the differences between IFRSs and U.S. GAAP. SFAS No. 159 has incorporated accounting requirements similar to SFAS No. 155 and because SFAS No. 159 has a broader application than SFAS No. 155, we elected the fair value option available under SFAS No. 159 to all hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006.

As of December 31, 2008, interest bearing deposits in domestic offices of $2,293 million of structured deposits accounted for under the FVO had an unpaid principal balance of $2,386 million. Long-term debt at December 31, 2008 included structured notes of $959 million accounted for under the FVO had an unpaid principal balance of $1,242 million. Interest incurred was recorded as interest expense. As a result of remeasuring structured deposits and structured notes at fair value, we recorded a gain of $567 million in 2008 as a component of “Gain on instruments designated at fair value and related derivatives.” Changes in our own credit risk accounted for $45 million of the gain in 2008.

Components of Gain on instruments at fair value and related derivatives Gain on instruments at fair value and related hedges includes the changes in fair value related to both interest and credit risk as well as the mark-to-market adjustment on derivatives related to the debt designated at fair value and net realized gains or losses on these derivatives. The components of Gain on instruments at fair value and related hedges related to the changes in fair value of fixed rate debt accounted for under FVO are as follows:

Year Ended December 31, 2008	Loans	Long -Term Debt	Hybrid Instruments	Total

		(in millions)

Interest rate component	$4	$(419)	$522	$107
Credit risk component	(432)	352	45	(35)

Total mark-to-market on debt designated at fair value	(428)	(67)	567	72
Mark-to-market on the related derivatives	(1)	703	(489)	213
Net realized gain (losses) on the related derivatives	(3)	34	(30)	1

Gain (loss) on instruments designated at fair value and related derivatives	$(432)	$670	$48	$286

32.  Concentration of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We enter into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the United States and internationally. In general, we control the varying degrees of credit risk involved in on and off-balance sheet transactions through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process. It is our policy to require collateral when it is deemed appropriate. Varying degrees and types of collateral are secured depending upon management’s credit evaluation.

As with any nonconforming and non-prime loan products, we utilize high underwriting standards and price these loans in a manner that is appropriate to compensate for higher risk.

Certain residential mortgage loans have high loan-to-value (“LTV”) ratios (loans on primary residences with LTV ratios equal to or exceeding 90 percent at the time of origination) and no mortgage insurance, which could result in potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

We also offer interest-only residential mortgage loans. These interest-only loans allow customers to pay only the accruing interest for a period of time, which results in lower payments during the initial loan period. Depending on a customer’s financial situation, the subsequent increase in the required payment attributable to loan principal could affect a customer’s ability to repay the loan at some future date when the interest rate resets and/or principal payments are required.

Outstanding balances of high LTV and interest-only loans, including loans held for sale, are summarized in the following table.

	December 31
	2008	2007

	(in millions)

Residential mortgage loans with high LTV and no mortgage insurance	$1,889	$2,345
Interest-only residential mortgage loans	4,247	6,161

Total	$6,136	$8,506

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude loans held for sale.

	December 31
	2008	2007

	(in millions)

Closed end:
First lien	$18,124	$28,315
Second lien	1,016	1,096
Revolving:
Second lien	3,357	3,082

Total	$22,497	$32,493

We also offer adjustable rate residential mortgage loans which allow us to adjust pricing on the loan in line with market movements. At December 31, 2008, we had approximately $10.2 billion in adjustable rate residential mortgage loans. In 2009 and 2010, approximately $4 billion and $1.4 billion, respectively, of adjustable rate residential mortgage loans will experience their first interest rate reset. A customer’s financial situation at the time of the interest rate reset could affect the customer’s ability to repay the loan after the adjustment.

Regional exposure at December 31, 2008 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
December 31, 2008	Estate Loans	Loans	Receivables

New York State	47%	33%	10%
North Central United States	3	9	24
North Eastern United States	11	11	13
Southern United States	21	21	29
Western United States	18	26	24

Total	100%	100%	100%

33. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow.

Balance Sheet December 31	2008	2007

	(in millions)

Assets:
Cash and due from banks	$-	$2
Interest bearing deposits with banks	65	140
Trading assets	761	1,937
Securities purchased under resale agreements	-	1
Securities available for sale	288	276
Securities held to maturity (fair value $60 and $78)	64	75
Loans	775	316
Receivables from subsidiaries	8,655	4,593
Receivables from other HSBC affiliates	1,549	487
Investment in subsidiaries at amount of their net assets:
Banking	12,654	11,542
Other	174	230
Goodwill	589	589
Other assets	227	195

Total assets	$25,801	$20,383

Liabilities:
Interest, taxes and other liabilities	$638	$101
Payables due to subsidiaries	526	777
Payables due to other HSBC affiliates	-	4
Short-term borrowings	3,956	3,925
Long-term debt(1)	7,964	4,339

Total liabilities	13,084	9,146
Shareholders’ equity	12,717	11,237

Total liabilities and shareholders’ equity	$25,801	$20,383

(1)	Contractual scheduled maturities for the debt over the next five years are as follows: 2009, $3,177 million; 2010, $386 million; 2011, $2,754 million and 2012, $198 million; 2013, $126 million, and thereafter $1,323 million.

Statements of (Loss) Income Year Ended December 31	2008	2007	2006

	(in millions)

Income:
Dividends from banking subsidiaries	$-	$800	$855
Dividends from other subsidiaries	-	2	2
Interest from subsidiaries	130	223	240
Interest from other HSBC affiliates	56	12	5
Other interest income	31	26	26
Securities transactions	-	6	(1)
Other income	17	45	189

Total income	234	1,114	1,316

Expenses:
Interest	425	461	437
(Credit) provision for credit losses	-	(2)	-
Other expenses	10	17	17

Total expenses	435	476	454

Income before taxes and equity in undistributed income of subsidiaries	(201)	638	862
Income tax (benefit) expense	(87)	(54)	10

Income before equity in undistributed income of subsidiaries	(114)	692	852
Equity in undistributed (loss) income of subsidiaries	(1,575)	(554)	184

Net (loss) income	$(1,689)	$138	$1,036

Statements of Cash Flows
Year Ended December 31	2008	2007	2006

	(in millions)

Cash flows from operating activities:
Net income	$(1,689)	$138	$1,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and deferred taxes	413	2	2
(Credit) provision for credit losses	—	(2)	—
Net change in other accrued accounts	106	(90)	74
Net change in fair value of non-trading derivatives	(6)	308	39
Undistributed (loss) income of subsidiaries	(1,575)	556	(184)
Other, net	776	(175)	(465)

Net cash (used in) provided by operating activities	(1,975)	737	502

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(3,424)	(963)	451
Purchases of securities	(26)	(38)	(85)
Sales and maturities of securities	11	33	19
Net originations and maturities of loans	(1,516)	(343)	342
Net change in investments in and advances to subsidiaries	173	285	(477)
Other, net	17	110	(83)

Net cash (used in) provided by investing activities	(4,765)	(916)	167

Cash flows from financing activities:
Net change in short-term borrowings	32	1,511	(206)
Issuance of long-term debt, net of issuance costs	3,564	—	—
Repayment of long-term debt	(349)	(306)	(300)
Dividends paid	(80)	(898)	(543)
Additions (reductions) of capital surplus	8	(5)	(9)
Preferred stock issuance, net of redemptions	—	(125)	374
Capital contribution from HNAI	3,563	4	15

Net cash provided by (used in) financing activities	6,738	181	(669)

Net change in cash and due from banks	(2)	2	—
Cash and due from banks at beginning of year	2	—	—

Cash and due from banks at end of year	$—	$2	$—

Cash paid for:
Interest	$410	$475	$428

HSBC Bank USA is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to us. See Note 21, “Retained Earnings and Regulatory Capital Requirements” for further discussion.

34.  Subsequent Event

In January 2009, we received regulatory approval to proceed with the purchase of a $6.3 billion portfolio of General Motors MasterCard receivables, a $6.1 billion portfolio of AFL-CIO Union Plus MasterCard/Visa credit card receivables and a $3.0 billion portfolio of auto finance receivables from HSBC Finance. HSBC Finance retained the customer account relationships associated with the credit card portfolios and we will purchase additional credit card receivable originations on a daily basis at fair market value. The purchases help maximize the efficient use of liquidity at both entities. The purchase of all three portfolios was completed in early January 2009 for aggregate consideration of $15.0 billion, which included the assumption of $6.1 billion of indebtedness resulting in a cash purchase price of $8.9 billion. The consideration was determined based upon an independent valuation opinion. In connection with the purchases, we received capital contributions from our immediate parent, HSBC North America Inc., in an aggregate amount of approximately $1.1 billion in January 2009. This amount, along with an additional $0.6 billion received by us from HNAI in December 2008, was subsequently contributed to our subsidiary, HSBC Bank USA to provide capital support for the receivables purchased.

In future periods, our net interest income and fee income will increase. These increases will be reduced by costs associated with provisions for credit losses and servicing fees paid to HSBC Finance for the ongoing servicing of the portfolios and , in the case of credit cards, the amortization of any premium resulting from the initial and continuing purchases of receivables.

In connection with the purchase of the auto finance receivable portfolio from HSBC Finance, the price agreed to by both parties was based on a range of fair values of the pool of receivables in September 2008. Also, in connection with the purchase of the General Motors MasterCard and the AFL-CIO Union Plus MasterCard/Visa receivable portfolios from HSBC Finance, the prices agreed to by both parties were established in late November and early December, respectively, based on the fair value of the pool of receivables as of such dates. The closing of these transactions was conditional on the parties receiving a third party valuation of the assets to validate the reasonableness of the specified prices and approval from the banking regulators. Subsequent to year end, the conditions of the sale were satisfied and the transaction closed at the prices previously negotiated.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HBUS and its ultimate parent HSBC committed that HBUS will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, HBUS and HSBC made certain additional capital commitments to ensure that HBUS holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act.

HSBC USA Inc.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents a quarterly summary of selected financial information.

Quarter Ended	December 31	September 30	June 30	March 31

		(in millions)

2008
Net interest income	$1,106	$1,169	$1,090	$961

Trading (loss) revenue	(1,611)	(122)	(116)	(709)
Residential mortgage banking (loss) revenue	(76)	13	14	38
Securities (loss) gain, net	(21)	(178)	(34)	84
Other (loss) income	592	562	290	506

Total other (loss) revenues	(1,116)	275	154	(81)

Operating expenses	895	974	930	824
Provision for credit losses	781	658	606	498

Income before income tax expense	(1,686)	(188)	(292)	(442)
Income tax (benefit) expense	(585)	(52)	(118)	(164)

Net (loss) income	$(1,101)	$(136)	$(174)	$(278)

2007
Net interest income	$878	$923	$807	$790

Trading (loss) revenue	(348)	28	312	137
Residential mortgage banking revenue	6	6	42	20
Securities gain, net	16	59	16	21
Other income	388	281	407	456

Total other revenues	62	374	777	634

Operating expenses	974	891	878	843
Provision for credit losses	651	402	264	205

(Loss) income before income tax expense	(685)	4	442	376
Income tax (benefit) expense	(239)	(17)	152	103

Net (loss) income	$(446)	$21	$290	$273

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between HSBC USA and its independent accountants during 2008.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by HSBC USA in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported on a timely basis. Our Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

We conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in reports we file under the Exchange Act.

There have been no significant changes in our internal and disclosure controls or in other factors that could significantly affect internal and disclosure controls subsequent to the date that we carried out our evaluation.

Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment performed, management concluded that as of December 31, 2008, HSBC USA’s internal control over financial reporting was effective.

The effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2008 has been audited by HSBC USA’s independent registered public accounting firm, KPMG LLP, as stated in their report appearing on page 117, which expressed an unqualified opinion on the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2008.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain biographical information relating to the members of HSBC USA’s Board of Directors. Each director is elected annually. There are no family relationships among the directors.

Salvatore H. Alfiero, age 71, joined the HSBC USA Board in 2000, the HBUS Board in 1996 and the HSBC North America Board in 2005. Mr. Alfiero has been the Chairman and Chief Executive Officer of Protective Industries, LLC since 2001. He is also a director of Phoenix Companies, Inc., Southwire Company and Fresh Del Monte Produce Company.

Mr. Alfiero is Chair of the Audit Committee.

William R. P. Dalton, age 65, joined the HSBC USA Board in May 2008. He was a member of HSBC Finance Corporation’s Board from April 2003 to May 2008. Mr. Dalton retired in May 2004 as an Executive Director of HSBC Holdings plc, a position he held from April 1998. He also served HSBC as Global Head of Personal Financial Services from August 2000 to May 2004. From April 1998 to January 2004 he was Chief Executive of HSBC Bank plc. Mr. Dalton held positions with various HSBC entities for 25 years. Mr. Dalton currently serves as a director of First Choice Holidays plc, Associated Electric and Gas Insurance Services (“AEGIS”), AEGIS Managing Agency for Lloyds of London Syndicate 1225, Swiss Re GB plc, United States Cold Storage Inc., and Talisman Energy Inc.

Mr. Dalton is a member of the Audit Committee.

Anthea Disney, age 64, joined the HSBC USA Board in May 2008 and has been a member of the HSBC North America Board since 2005. She was a member of HSBC Finance Corporation’s Board from 2001 to 2005. Ms. Disney is Executive Vice President for Content at News Corporation since 1999, and is a member of its worldwide Executive Management Committee. She has held various positions with The NewsCorporation Limited since 1989. From 2004 to 2008 she was also Executive Chairman Gemstar-TV Guide International. She has also been a director of the Center for Communication from 2001 to 2008 and a director of The CIT Group from 1998 to 2001. Currently she serves on the boards of NYU-Wagner Graduate School of Public Service and New Milford Hospital (Connecticut).

Ms. Disney is a member of the Audit and Executive Committees.

Michael F. Geoghegan, age 55, joined the HSBC USA and HBUS Boards as Chairman in September 2006. He joined HSBC in 1973 and has been an executive director of HSBC since 2004 and the HSBC Group Chief Executive since May 2006. Mr. Geoghegan served as Chief Executive of HSBC Bank plc from January 2004 to March 2006. He is director and Chairman of HSBC Bank Canada and HSBC Latin America Holdings (UK) Limited, a director and Deputy Chairman of HSBC Bank plc and a director of The Hongkong and Shanghai Banking Corporation Limited and HSBC North America Holdings Inc. Mr. Geoghegan is also a non-executive director and Chairman of Young Enterprise UK.

Louis Hernandez, Jr., age 42, joined the HSBC USA Board in May 2008. He was a member of HSBC Finance Corporation’s Board from April 2007 to May 2008. Mr. Hernandez serves as Chief Executive Officer of Open Solutions Inc., a leading provider of software and services to financial institutions, since 1999. He also became Chairman of Open Solutions Inc. in 2000. Open Solutions converted from a publicly traded company to a privately owned entity in 2007. Mr. Hernandez serves on the board of directors of Avid Technology, Inc., a publicly traded company. He served on the board of Mobius Management Systems, Inc., a publicly traded company, which was sold during 2007. Mr. Hernandez is a member of the board of trustees of the Connecticut Center for Science & Exploration, a member of the board of the Connecticut Children’s Medical Center and a corporator of the Eastern Connecticut Health Network Inc. (“ECHN”) Additionally, Mr. Hernandez serves in an Advisory role to the SoccerPlus Education Center, a Connecticut based non-profit utilizing educational opportunities to enrich the development of youth soccer players.

Mr. Hernandez is Co-Chair of the Fiduciary Committee and a member of the Audit Committee.

Richard A. Jalkut, age 64, joined the HSBC USA Board in 2000 and the HBUS Board in 1992. Mr. Jalkut is the President and Chief Executive Officer of Telepacific Communications. He was a director of Birch Telecom, Inc. until June 2006. Formerly, he was the President and Chief Executive of Pathnet and, prior to that, President and Group Executive, NYNEX Telecommunications. Mr. Jalkut was also a director of IKON Office Solutions and Covad until 2008. Mr. Jalkut is a Trustee of Lesley University in Cambridge, Massachusetts.

Mr. Jalkut is Co-Chair of the Fiduciary Committee and a member of the Audit and Executive Committees.

Paul J. Lawrence, age 47, joined the HSBC USA and HBUS Boards and was appointed President and Chief Executive Officer of HSBC USA and HBUS in 2007. Mr. Lawrence joined HSBC in 1982 and has held numerous positions in Asia and the United Kingdom. He was appointed Head of Global Banking and Markets (formerly “CIBM”) North America for HSBC USA and HBUS as of October 1, 2006. Mr. Lawrence held the position of Chief Executive Officer, The Hongkong and Shanghai Banking Corporation Limited, Singapore from 2002 through September 2006 and, prior to that, served as Chief Executive Officer of The Hongkong and Shanghai Banking Corporation Limited, Philippines. Mr. Lawrence has been an HSBC Group General Manager since 2005.

Mr. Lawrence is a member of the Executive Committee.

Executive Officers

Information regarding the executive officers of HSBC USA as of March 2, 2009 is presented in the following table.

		Year
Name	Age	Appointed	Present Position

Paul J. Lawrence	47	2006	President and Chief Executive Officer, Head of Global Banking and Markets, Americas
Andrew Armishaw	46	2008	Senior Executive Vice President, Chief Technology & Services Officer
Janet L. Burak	53	2004	Senior Executive Vice President & General Counsel
Christopher Davies	46	2007	Senior Executive Vice President, Head of Commercial Banking
Mark C. Gunton	52	2008	Senior Executive Vice President, Chief Risk Officer
Mark A. Hershey	56	2007	Senior Executive Vice President & Chief Credit Officer
Gerard Mattia	44	2007	Senior Executive Vice President & Chief Financial Officer
Suzanne Brienza	51	2008	Executive Vice President, Human Resources
Kevin R. Martin	49	2008	Executive Vice President, Personal Financial Services
Mark Martinelli	49	2007	Executive Vice President, Audit
Lesley M. Midzain	45	2008	Executive Vice President, Compliance and Anti-Money Laundering Director and Bank Secrecy Compliance Officer
Marlon Young	53	2006	Managing Director, Private Banking Americas
Joseph R. Simpson	47	2007	Executive Vice President & Controller

Andrew C. Armishaw, Senior Executive Vice President, Chief Technology and Services Officer, of HSBC USA since December 2008 and of HSBC North America Holdings Inc. since May 2008. From May 2008 to November 2008 he was Senior Executive Vice President, Chief Technology Officer of HSBC USA. Chief Information Officer-North America of HSBC Finance Corporation and of HSBC North America Holdings Inc. from February 2008 to May 2008. From January 2004 to February 2008 he was Group Executive and Chief Information Officer of HSBC Finance and of HSBC North America Holdings Inc. From January 2001 to December 2003 Mr. Armishaw was Head of Global Resourcing for HSBC and from 1994 to 1999 was Chief Executive Officer of First Direct (a subsidiary of HSBC) and Chief Information Officer of First Direct.

Janet L. Burak, Senior Executive Vice President & General Counsel of HSBC USA and HBUS since April 2004, and Secretary of HSBC USA and HBUS from April 2004 until September 1, 2007. In 2007, Ms. Burak was also appointed Regional Compliance Officer North America for HSBC, and Senior Executive Vice President & General Counsel for HSBC North America. Prior to April 2004, Ms. Burak served as an attorney with Household International, Inc. for twelve years, most recently as Group General Counsel. Prior to joining Household International, Inc. , she was an associate with Shearman & Sterling and an attorney with Citigroup. Ms. Burak is a director of Citizens Committee for New York City, a non-profit organization.

Christopher Davies, Senior Executive Vice President, Head of Commercial Banking since February 2007. Prior to this appointment, Mr. Davies was Head of Corporate and Institutional Banking with HSBC Securities (USA) Inc. from 2004 to February 2007. From 2003 to 2004, he was Head of Client Service and Marketing, Global CIB with HSBC Bank plc, and from 2000 to 2003 he was Credit & Banking Services Director with First Direct, Leeds. Mr. Davies has held various senior officer positions in credit, treasury and retail and commercial banking since joining Midland Bank plc, now known as HSBC Bank plc, in 1985.

Mark C. Gunton, Senior Executive Vice President, Chief Risk Officer of HSBC USA and HSBC North America Holdings Inc. since January 2009. He is responsible for all Risk functions in North America, including Credit Risk, Operational Risk and Market Risk, as well as the enterprise-wide implementation of Basel II. Prior to January 2009, he served as Chief Risk Officer, HSBC Latin America. Mr. Gunton joined HSBC in 1977 and held numerous HSBC risk management positions including: Director of International Credit for Trinkaus and Burkhardt; General Manager of Credit and Risk for Saudi British Bank; and Chief Risk Officer, HSBC Mexico. He also managed a number of risk related projects for HSBC, including the implementation of the Group Basel II risk framework. Mr. Gunton is on the following HSBC boards: HSBC Bank (Panama), S.A., Primer Banco Del Istmo, S.A., Grupo Financiero HSBC Honduras, HSBC Bank Argentina S.A., HSBC Bank Peru S.A., HSBC Colombia S.A. and Banco HSBC Nicaragua S.A.

Mark A. Hershey, Senior Executive Vice President & Chief Credit Officer since May 2007. Prior to this appointment, Mr. Hershey was Senior Executive Vice President, Co-Head Chief Credit Officer, from February to May 2007, and previously Senior Executive Vice President, Commercial Banking from 2005 to 2007, and Executive Vice President, Commercial Banking from 2000 to 2005. Mr. Hershey was a senior officer of Republic National Bank of New York when it was acquired by HSBC in December 1999.

Gerard Mattia, Senior Executive Vice President & Chief Financial Officer since March 2007. Prior to that, Mr. Mattia was Managing Director, Chief Financial Officer, CIBM North America since 2004. Prior to joining HSBC, he held various positions within Bank of America, most recently as Chief Operating Officer, Quick & Reilly, during 2004, and as Chief Financial Officer, Quick & Reilly/Fleet Securities, Inc., from 2001 to 2004.

Marlon Young, Managing Director, Private Banking Americas since October 2006. Mr. Young joined HSBC as Managing Director and Head of Domestic Private Banking for HBUS in March 2006. He served as Managing Director and Head of Private Client Lending for Smith Barney from 2004 through 2006. Prior to that, Mr. Young held various positions with Citigroup from 1979, most recently as Managing Director and Head of Citigroup Private Bank (Northeast Region) from 2000 through 2004.

Suzanne Brienza, Executive Vice President, Human Resources since November 2008. Senior Vice President, Group Human Resources Director from 2006 to 2008. From 2000 to 2006, Ms. Brienza was Managing Director-Human Resources, Global Private Bank-Americas. Previously, she held various roles in Human Resources since joining HSBC as part of Republic National Bank of New York in 1988. Prior to joining HSBC, she was a Human Resources manager for Citigroup from 1975 to 1987.

Kevin R. Martin, Executive Vice President, Personal Financial Services since November 2008. From 2007 to 2008, he was Executive Vice President, Head of Customer Marketing, and from 2004 to 2007, he was Senior Vice President, Head of Customer Marketing. From 1998 to 2004, he was Head of Personal Financial Services, HSBC Bank Australia Limited. From 1997 to 1998, he was Senior Manager, Personal Financial Services, HSBC Bank Canada. From 1994 to 1996, he was a Senior Corporate Banking Trainer for HSBC. Mr. Martin joined HSBC in 1987.

Mark Martinelli, Executive Vice President, Audit since March 2007. Prior to that, Mr. Martinelli was President and Chief Executive Officer of hsbc.com since 2006, and Chief Financial Officer of hsbc.com from 2002 to 2006. From 2000 to March 2002, he was Senior Vice President, Director of Planning. Mr. Martinelli joined HSBC as part of Republic National Bank of New York in 1991, and has held various senior officer positions in Audit, Planning and Finance. Prior to joining HSBC, he was a senior manager with the public accounting firm of KPMG.

Lesley M. Midzain, Executive Vice President, Compliance and Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer since April 2008. From 2004 to April 2008 she was Vice President and Chief Compliance Officer, HSBC Bank Canada, as well as Area Compliance Officer, Canada, for HSBC. She joined HSBC in 1997 as Legal Counsel.

Joseph R. Simpson, Executive Vice President & Controller since April 2007. He was previously Controller and Chief Accounting Officer for HSBC USA and HBUS from 2003 to 2006. Prior to that, he held the positions of the Director of Management Information, Manager of External Reporting and previous to that, Manager of Accounting Policy. Mr. Simpson has been with HUSI for over 20 years.

Corporate Governance

Board of Directors – Committees and Charters

The Board of Directors of HSBC USA Inc. has three standing committees: the Audit Committee, the Executive Committee and the Fiduciary Committee. The charters of the Audit Committee and the Fiduciary Committee, as well as our Corporate Governance Standards, are available on our website at www.hsbcusa.com or upon written request made to HSBC USA Inc., 26565 North Riverwoods Boulevard, Mettawa, Illinois 60045 Attention: Corporate Secretary. The Executive Committee does not have a separate charter and operates pursuant to authority granted in our Bylaws.

Audit Committee

The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to HSBC USA’s system of internal controls over financial reporting and its accounting, auditing and financial reporting practices. The Audit Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange): Salvatore H. Alfiero (Chair), William R. P. Dalton, Anthea Disney, Louis Hernandez, Jr. and Richard A. Jalkut. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Alfiero qualifies as an Audit Committee financial expert.

Executive Committee

The Executive Committee may exercise the powers and authority of the Board of Directors in the management of HSBC USA’s business and affairs during the intervals between meetings of the Board of Directors. Richard A. Jalkut (Chair), Anthea Disney and Paul J. Lawrence are members of the Executive Committee.

Fiduciary Committee

The primary purpose of the Fiduciary Committee is to supervise the fiduciary activities of HBUS to ensure the proper exercise of its fiduciary powers in accordance with 12 U.S.C. § 92a – Trust Powers of National Banks and related regulations promulgated by the Office of the Comptroller of the Currency. Louis Hernandez, Jr. (Co-Chair) and Richard A. Jalkut (Co-Chair) are members of the Fiduciary Committee. All members of the Fiduciary Committee are independent directors under our Corporate Governance Standards.

Other Committees

In an effort to facilitate the concurrent operation of the Board of Directors meetings for HSBC USA’s North American affiliates and to streamline the process of organizing and managing the meetings, HSBC USA’s Board of Directors agreed to restructure the composition of its committees. As a result, both the Human Resources & Compensation Committee and the Nominating & Governance Committee were dissolved effective May 1, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the issues of HSBC USA preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2008 fiscal year.

Code of Ethics

HSBC USA has adopted a code of ethics that is applicable to its chief executive officer, chief financial officer, chief accounting officer and controller, which is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. HSBC USA also has a general code of ethics applicable to all employees, which is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at www.hsbcusa.com or upon written request made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis (the “2008 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HSBC USA’s executive officers in 2008. Specific compensation information relating to HSBC USA’s Chief Executive Officer (the “HSBC USA CEO”), Chief Financial Officer and the next three most highly compensated executives is contained in this portion of the Form 10-K (these officers are referred to collectively as the “Named Executive Officers”).

Oversight of Compensation Decisions

Role of HSBC Holdings plc’s Remuneration Committee and HSBC CEO

The Board of Directors of HSBC Holdings plc (“HSBC”) has the authority to delegate any of its powers, authorities and judgments to any committee consisting of one or more directors, and has established a Remuneration Committee (“REMCO”) for the purpose of approving the remuneration policy of HSBC and for agreeing to the individual remuneration packages of the most senior HSBC executives. This includes HSBC’s Executive Directors, Group Managing Directors and Group General Managers, as well as any individual whose annual compensation exceeds GBP1.5 million (approximately $2.4 million). REMCO also has responsibility for the terms of bonus plans, share plans and other long-term incentive plans.

As an indirect wholly owned subsidiary of HSBC, HSBC USA is subject to the remuneration policy established by HSBC, and the HSBC USA CEO is one of the senior executives whose compensation is reviewed and endorsed by REMCO. Unless an executive is a “senior executive” or has annual total compensation exceeding GBP1.5 million (approximately $2.4 million) then REMCO delegates its authority for endorsement of base salaries and annual cash incentive awards to Michael F. Geoghegan, the HSBC Group Chief Executive (the “HSBC CEO”). Pursuant to a further delegation of authority from the HSBC CEO, Stuart T. Gulliver, the Chief Executive for Global Banking and Markets, has approval authority over executives within the Global Banking and Markets businesses. On February 21, 2008, Brendan McDonagh was appointed CEO of HSBC North America, and now shares oversight and recommendation responsibility with Mr. Gulliver for the Global Banking and Markets businesses in North America.

The members of REMCO throughout 2008 were Sir Mark Moody-Stuart (Chairman), G. Morgan, and J.D. Coombe. At the conclusion of the Annual General Meeting on May 30, 2008, W. S. D. Laidlaw became a member of REMCO. All REMCO members are non-executive directors of HSBC. Deloitte LLP and Mercer Limited provided independent advice on executive compensation issues during the year. Towers Perrin provides compensation data to REMCO.

Role of HSBC USA’s Compensation Committee and Senior Management

As discussed in the section of this Form 10-K entitled Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance, the Human Resources and Compensation Committee of the Board of Directors of HSBC USA (the “Compensation Committee”) was dissolved effective May 1, 2008. The Compensation Committee did not play a role in setting compensation for HSBC USA’s executive officers for 2008.

In February 2008, Paul J. Lawrence, the HSBC USA CEO, and the Chief Executive for Global Banking and Markets reviewed the compensation packages for Messrs. Mattia, Davies and Young and recommended base salaries for 2008 and performance-based cash awards and equity-based long-term incentive awards for 2007 performance awarded in 2008. Ms. Burak’s compensation package was reviewed by the HSBC USA CEO. The recommendations were submitted to HSBC’s Group Managing Director of Human Resources for submission to the HSBC CEO. With respect to Mr. Lawrence’s salary, cash bonus and equity-based long term incentive award, the HSBC CEO provided a recommendation to REMCO and REMCO endorsed the recommendation.

In February 2009 the HSBC CEO reviewed the 2008 total compensation recommendations for Mr. Lawrence provided by the CEO of HSBC North America in consultation with the Chief Executive for Global Banking and Markets and HSBC’s Group Managing Director of Human Resources, including a variable pay award relating to

2008 performance, and forwarded the recommendations to REMCO for endorsement. In addition, the HSBC CEO reviewed the 2008 total compensation recommendations provided by the HSBC USA CEO and the CEO of HSBC North America with respect to Ms. Burak, and for Messrs. Mattia, Davies and Young whose recommendations were developed in consultation with the Chief Executive for Global Banking and Markets and HSBC’s Group Managing Director of Human Resources. The total compensation review includes year over year comparison for individual executives, together with comparative competitor information from Towers Perrin based on a “Comparator Group” which is comprised of both U.S.-based organizations and our global peers with comparable business operations located within U.S. borders. Most of these organizations are publicly held companies that compete with us for business, customers and executive talent. Accordingly, our compensation program is designed to provide the flexibility to offer compensation that is competitive with the Comparator Group so that we may attract and retain the highest performing executives. The Comparator Group for 2008 consisted of:

American Express Company
Bank of America Corporation
Barclays
BNP Paribas
Capital One Financial
Citigroup, Inc.
Countrywide Financial Corporation
Fifth Third Bancorp
Deutsche Bank
National City Corporation
Royal Bank of Scotland
Standard Chartered
PNC Bank
Regions Bank
Washington Mutual
Suntrust
Santander
UBS
US Bancorp
Wachovia Corporation
Wells Fargo & Company

Comparator Group market data was referenced by the HSBC CEO to evaluate the competitiveness of proposed executive compensation. As determination of the variable pay awards relative to 2008 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2008, the final determination on total 2008 compensation was not made until February 2009. To make that evaluation, the HSBC CEO and the CEO of HSBC North America received reports from management concerning satisfaction of 2008 corporate, business unit and individual objectives as more fully described below. REMCO, the HSBC CEO or the CEO of HSBC North America, as appropriate, approved or revised the original recommendations.

Objectives of HSBC USA’s Compensation Program

HSBC USA’s compensation program is based upon the specific direction of HSBC management and REMCO as HSBC seeks to implement a uniform compensation philosophy by employing common standards and practices throughout HSBC’s global operation.

A global reward strategy for HSBC was approved by REMCO in November 2007. This strategy provided a framework for REMCO in carrying out its responsibilities during the year and includes the following key elements:

•	An assessment of reward with reference to clear and relevant objectives set within a balanced scorecard framework. This framework facilitates a rounded approach to objective setting. Under this framework, objectives are set under four categories – Financial, Process (including risk mitigation), Customer and People. While the achievement of financial objectives is very important, the other objectives relating to efficiency and risk mitigation, customer development and the productivity of HSBC’s human capital are also key to financial performance and the development and sustainability of HSBC over the short and medium term;

•	A focus on total compensation (salary, bonus and the value of long-term incentives) with variable pay (namely cash bonus and the value of long-term equity incentives) differentiated by performance;

•	The use of considered discretion to assess the extent to which performance has been achieved rather than applying a formulaic approach which, by its nature, may encourage inappropriate risk taking and cannot cover all scenarios;

•	Delivery of a significant proportion of variable pay in deferred HSBC shares to tie recipients to the future performance of HSBC and to retain key talent; and

•	A total remuneration package (salary, bonus, long-term incentive awards and other benefits) that is competitive in relation to comparable organizations in each of the markets in which HSBC operates.

REMCO also takes into account environmental, social and governance aspects when determining executive officers’ remuneration and oversees senior management incentive structures to ensure that such structures take account of possible inadvertent consequences from these aspects.

Internal Equity

HSBC USA’s executive officer compensation is analyzed internally at the direction of HSBC’s Group Managing Director of Human Resources at the macro level globally to ensure equitable treatment across countries, business lines and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against their respective comparator group.

Link to Company Performance

Our compensation plans are designed to motivate our executives to improve the overall performance and profitability of HSBC as well as the specific region, unit or function to which they are assigned. Each executive’s individual performance and contribution is considered in determining the amount of discretionary annual bonus to be paid part in cash and part in HSBC equity-based awards granted each year.

We seek to offer competitive base salaries with a significant portion of variable compensation components determined by measuring performance of the executive, his or her respective business unit, HSBC USA and HSBC. The discretionary cash awards are based on individual and business performance, as more fully described under Elements of Compensation – Annual Discretionary Bonus Awards, emphasizing revenue growth, profits and other key financial performance measures.

In 2005, HSBC began to award long-term incentive share awards, called “Restricted Shares” to HSBC USA executives which vest on a specified date if the executive remains employed through that date and “Performance Shares” which require continued employment and satisfaction of corporate level financial performance conditions, as measured against the global peer group (in certain instances), to reinforce a long-term focus on HSBC’s business strategy and to deliver value to its shareholders.

Competitive Compensation Levels and Benchmarking

HSBC USA endeavors to maintain a compensation program that is competitive, generally targeting the 50th percentile for base salary, but utilizing the full market range for total compensation received by similarly situated executives in our Comparator Group. Executives may be rewarded with higher levels of compensation for differentiated performance.

We review the members of our Comparator Group annually with input from our executive compensation consultants at Towers Perrin, adding or subtracting companies as necessary to ensure the remaining companies in the group are representative of our industry, and compare to us in relative size and complexity of business operations. In addition, because comparative compensation information is as of a point in time, we also take into consideration current forecasts and trend information provided by Towers Perrin.

When making compensation decisions, we look at the compensation paid to similarly-situated executives in our Comparator Group, a practice referred to as “benchmarking.” Benchmarking provides a point of reference for measurement, but is not the determining factor in our executive compensation decisions. The purpose of the comparison is not to supplant the analyses of internal pay equity and individual performance of the executive officers that we consider when making compensation decisions, but to provide a reference point. Given the limitations of comparative pay information for setting individual executive compensation, including the difficulty of valuing equity awards and post-employment arrangements, as well as the fact that it is static and provides only a point in time view, the HSBC CEO may decide not to place much weight on the use of the comparative compensation information in making compensation decisions.

The comparative compensation information is just one of several data points used. The HSBC North America and HSBC USA CEOs and the Chief Executive for Global Banking and Markets also exercise judgment and discretion in recommending executive compensation packages. We have a strong orientation to pay for performance through variable pay. Consequently, total compensation is highly leveraged with the greatest portion of compensation received as variable pay. Actual compensation paid will increase or decrease based on the executive’s individual performance and business results.

HSBC and HSBC USA research the types of compensation programs provided by other companies, marketplace compensation trends, marketplace practices regarding compensation mix, stock vesting terms, equity ownership levels, the amount of compensation that is derived from equity incentives and the benefits provided to executives. HSBC and HSBC USA also research different aspects of performance, including the relationship between performance and compensation, a comparison of HSBC USA’s historical performance to our Comparator Group and types of performance measures that are used by other companies for their annual and long-term incentive programs.

Elements of Compensation

The primary elements of executive compensation are base salary and annual discretionary bonus awards paid in cash and as long-term equity-based awards. While the base salary is generally fixed and not subject to fluctuation, the size of the cash award and amount of equity compensation an individual receives is discretionary. HSBC conducts an internal comparison of its executives globally, and then compares business performance relative to the Comparator Group. Base salary and variable compensation are sized within the context of a total compensation package that is intended to be appropriately market competitive in the U.S. for U.S. executives.

In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements of such qualified and non-qualified plans. Although perquisites are provided to certain executives, they typically are not a significant component of compensation.

In establishing executive compensation packages, remuneration under each element is based on the level of responsibility and individual contribution of the executive, business unit performance and overall results. For the 2008 process, we applied a year-over-year comparison and determined to hold fixed costs such as salary at 2007 levels and reduce variable pay to align with overall reduced business performance.

Base Salary

Base salary helps HSBC attract and retain superior executive talent because it provides a degree of financial certainty since it is less subject to risk than most other pay elements. In establishing individual executive salary levels, consideration is given to market pay, the specific responsibilities and experience of the Named Executive Officer. Base salary is reviewed annually and may increase based on changes in the competitive market. When establishing base salaries for executives, consideration is given to compensation paid for similar positions at companies included in HSBC USA’s Comparator Group, targeting the 50th percentile, which, when combined with significant variable compensation opportunities, enables HSBC USA to attract and retain high performing executives. In addition, other factors such as potential for future advancement, specific job responsibilities, length of time in current position, individual pay history, and comparison to comparable internal positions (internal equity) influences the final base salary recommendations for individual executives.

Annual salary increases must be accommodated within the annual operating plan for the business globally. Accordingly, salary increases proposed by senior management are prioritized towards high performing employees and those who have demonstrated rapid development. Proposals for salary increases are referenced to local market rates, where available.

In 2008 salaries were reviewed and management determined that the market did not warrant any adjustments.

Annual Discretionary Bonus Awards

Annual discretionary bonus awards will likely vary from year to year and are offered as part of the total compensation package to Named Executive Officers to motivate and reward outstanding performance. The awards also offer senior management the opportunity to apply discretion and judgment in determining awards rather than applying a formulaic approach that can result in inappropriate risk taking, consideration of results not necessarily attributable to the individual executive and an inability to consider all factors affecting results. In addition, environmental factors and strategic organizational goals that would otherwise not be considered by applying absolute financial metrics may be taken into consideration. Superior performance is encouraged by placing a significant part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, annual awards may be reduced or canceled.

Performance objectives are established considering prior year’s business performance, expectations for the upcoming year for business and individual goals, HSBC USA’s annual business plan, HSBC’s business strategies, and objectives related to building value for HSBC shareholders.

The quantitative objectives may include meeting designated financial performance targets for the company or the executive’s respective business unit and increasing employee engagement. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. For 2008, HSBC USA’s qualitative objectives included process improvements and improving customer experience. Each Named Executive Officer was evaluated against his or her respective individual objectives in each of these areas. Quantitative and qualitative objectives provided some guidance with respect to 2008 compensation; however, in keeping with HSBC’s compensation strategy, discretion played a much more prominent role in establishing the variable pay awards for HSBC USA’s senior executives than in previous years.

Although financial performance was down in 2008 from 2007, we believe the foresight, strategic planning and rapid response of our executive officers helped to preserve and protect HSBC’s interests and that of our shareholders. Employee engagement scores rose, and the business made significant process improvements. Therefore, bonuses were recommended, although at significantly reduced levels, and approved to be awarded to Mr. Lawrence and each of the other four Named Executive Officers. A substantial portion of each award has been deferred by awarding restricted stock units, subject to a three-year vesting period.

Long-term Equity Awards

Long-term awards are made in the form of equity-based compensation. The purpose of equity-based compensation is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC USA’s business over a period of time by aligning the financial interests of these employees with those of HSBC’s shareholders.

Historically, equity awards were made in the form of stock options and restricted share grants. Prior to 2005, options on HSBC ordinary shares were granted to certain executives and restricted shares to others. Awarded options have an exercise price equal to the greater of the average market value of HSBC ordinary shares on the five business days prior to the grant of the option and the market value of HSBC ordinary shares on the grant date. Options without a performance condition typically vest in three, four or five equal installments, subject to continued employment, and expire ten years from the grant date. However, certain options awarded to key executives had a “total shareholder return” performance vesting condition and only vest if and when the condition is satisfied. No stock options have been granted to executive officers since 2005 as HSBC shifted to Restricted Share and Performance Share grants (each defined below) for equity-based compensation.

Awarding Restricted Shares is currently the form of long-term incentive compensation utilized to compensate and provide incentive to our employees. When Restricted Shares are granted to an executive officer, the underlying shares are held in a trust for the benefit of the employee and are released only after the defined vesting conditions are met at the end of the holding period. While in such trust, dividend equivalents are paid on all underlying shares of restricted stock at the same rate paid to ordinary shareholders. The dividend equivalents are paid in the form of additional shares for awards made after 2004, and in cash for all prior awards. There have been two types of long-term incentive share awards used by HSBC: (i) those with a time vesting condition awarded to recognize significant contributions to HSBC USA (“Restricted Shares”) and (ii) those with time and corporate performance-based vesting conditions (“Performance Shares”). Starting in 2009, units of Restricted Shares (“Restricted Share Units”) are another type of long-term incentive award now being used by HSBC.

Restricted Shares and Restricted Share Units

Restricted Shares have been awarded to key executives as part of the annual pay review process in recognition of past performance and to further motivate and retain executives. Restricted Share awards comprise a number of shares to which the employee will become entitled, normally after three years, subject to the individual remaining in employment. The size of the 2008 grants to the Named Executive Officers reflects the fact that these awards do not carry the uncertainty of performance conditions for future vesting. The amount granted is based on general guidelines reviewed each year by HSBC’s CEO and endorsed by REMCO and in consideration of the individual executive’s total compensation package, individual performance, goal achievement and potential for growth. In March 2008, HSBC USA’s Named Executive Officers received Restricted Share awards for 2007 performance. For Messrs. Lawrence, Mattia and Young the Restricted Shares received represented a portion of their 2007 discretionary bonus award.

In March 2009, certain HSBC USA executives will be awarded Restricted Share Units for 2008 performance. This reflects the objectives of the compensation program to deliver a substantial portion of the variable pay in a form of deferred compensation. For Mr. Lawrence, the Restricted Share Units will represent 69.2% of his total variable pay award. Messrs. Mattia, Davies and Young and Ms. Burak will each receive 55.0%, 50.0%, 66.2% and 53.9%, respectively, in Restricted Share Units as a percent of their total variable pay award.

Performance Shares

Performance Shares, which were awarded in 2005 and 2006 to key executives, were awarded with payout dependent upon achievement of defined levels of future performance of HSBC. Vesting of the awards is based on two independent measures, relative Total Shareholder Return (“TSR”) and growth in Earnings per Share (“EPS”). The performance conditions are measured over a three-year performance period and awards are forfeited to the extent that they have not been met. The vesting of 50 percent of the awards is based on TSR and the remaining 50 percent on growth in EPS. The TSR measure for HSBC is ranked against a comparator group. The comparator group of 28 banks for the TSR award comprises the largest banks in the world, on the basis of their market capitalization, their geographic spread and the nature of their activities:

ABN AMRO(1)	Mitsubishi UFJ Financial Group(2)
Banco Santander	Mizuho Financial Group
Bank of America	Morgan Stanley
Bank of New York	Australia Bank
Barclays National	Royal Bank of Canada
BBVA	Royal Bank of Scotland
BNP Paribas	Societe Generale
Citigroup	Standard Chartered
Credit Agricole	UBS
Credit Suisse Group	UniCredito Italiano
Deutsche Bank	US Bancorp
HBOS(1)	Wachovia(1)
JP Morgan Chase	Wells Fargo
Lloyds Banking Group	Westpac Banking Corporation

(1)	ABN AMRO, HBOS and Wachovia have delisted since the start of the performance period for the 2006 and 2007 awards. These comparators have been replaced from the point of delisting by Fortis, Commonwealth Bank of Australia and Toronto Dominion Bank, respectively.

(2)	Mitsubishi UFJ Financial Group, Inc. was previously known as Mitsubishi Tokyo Financial Group prior to the acquisition of UFJ Holdings on October 1, 2005.

The extent to which the TSR award will vest will be determined on a sliding scale from 0 to 100 percent based on HSBC’s relative TSR ranking, measured over the three years, against the comparator group. No portion of the award may vest if HSBC’s TSR is lower than 14 of the comparator group.

The EPS measure comprises 50 percent of each Performance Share award. The percentage of the conditional award vesting will depend upon the absolute growth in EPS achieved over three years. Thirty percent of the shares will vest if the incremental EPS over three years is 24 percent or more of EPS in the year the award was made (the “base year”). The percentage of shares vesting will rise on a straight line proportionate basis to 100 percent if HSBC’s incremental EPS over the three years is 52 percent or more of EPS in the base year. Incremental EPS is calculated by expressing as a percentage of the EPS of the base year the difference each year of the three-year performance period between the EPS of that year and the EPS of the base year. These percentages are then aggregated to arrive at the total incremental EPS for the performance period.

In April 2008, performance tests were conducted on Performance Shares granted in 2003 and 2005. The 2003 Performance Shares were conditioned upon TSR against a comparator group established at the time of the award. The performance test failed and the shares lapsed. The 2005 Performance Shares were conditioned 50 percent upon TSR against a comparator group established at the time of the award, and 50 percent upon EPS growth over the three-year performance period on an absolute basis. The TSR performance test failed, but the EPS performance test passed. Therefore, 50 percent of the award lapsed, and 50 percent of the award was vested and distributed.

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

No Performance Shares will be awarded to HSBC USA executive officers for 2008 performance.

Perquisites

HSBC USA’s philosophy is to provide perquisites that are intended to help executives be more productive and efficient or to protect HSBC USA and its executives from certain business risks and potential threats. Our review of competitive market data indicates that the perquisites provided to executives are reasonable and within market practice. Perquisites are generally not a significant component of compensation, except as described below.

Mr. Lawrence participates in general benefits available to executives of HSBC USA and HBUS and certain additional benefits and perquisites available to HSBC’s international staff executives. Compensation packages for international staff executives are modeled to be competitive globally and within the country of assignment, and attractive to the executive in relation to the significant commitment he/she must make in connection with a global posting. The additional benefits and perquisites that were significant when compared to other compensation received by other executive officers of HSBC USA and HBUS consist of housing expenses, children’s education costs, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-placed HSBC international staff executives who are subject to appointment to HSBC locations globally as deemed appropriate by HSBC senior management. The additional perquisites and benefits are further described below in the Summary Compensation Table.

Retirement Benefits

HSBC North America offers a pension retirement plan in which HSBC USA executives may participate that provides a benefit equal to that provided to all eligible employees of HSBC USA with similar dates of hire. However, both qualified and non-qualified defined benefit plans are maintained so that the level of pension benefit may be continued without regard to certain Internal Revenue Service limits. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, where such employees can elect to defer the receipt of earned compensation to a future date. We also maintain a qualified 401(k) plan with company matching contributions. Ms. Burak, as a former executive of HSBC Finance Corporation, also participates in a non-qualified deferred compensation plan that provides executives and certain other highly compensated employees with a benefit measured by a company contribution on certain compensation exceeding Internal Revenue Code limits. As an international manager, Mr. Lawrence is accruing pension benefits under a foreign-based defined benefit plan that includes member contributions. Mr. Davies, as an international assignee from the United Kingdom, is accruing pension benefits under a foreign-based defined benefit plan. Additional information concerning these plans is contained below in this 2008 CD&A in the table entitled Pension Benefits. HSBC USA does not pay any above-market or preferential interest in connection with deferred amounts.

Employment Contracts and Severance Protection

There are no employment agreements between HSBC USA and its executive officers.

Repricing of Stock Options and Timing of Option Grants

For HSBC discretionary option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.

HSBC also offers all employees a stock purchase plan in which options to acquire HSBC ordinary shares are awarded when an employee commits to contribute up to 250 GBP (or approximately $500) each month for one, three or five years under its Sharesave Plan. At the end of the term, the accumulated amount, plus interest, may be used to purchase shares under the option, if the employee chooses to do so. The exercise price for such options is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term).

HSBC USA does not, and our parent, HSBC, does not, reprice stock option grants. In addition, neither HSBC USA nor HSBC has ever engaged in the practice known as “back-dating” of stock option grants, nor have we attempted to time the granting of historical stock options in order to gain a lower exercise price.

Dilution from Equity-Based Compensation

While dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in HSBC’s Share Plan, were established by vote of HSBC’s shareholders in 2005.

Accounting Considerations

We account for all of our stock-based compensation awards including share options, Restricted Share awards and the employee stock purchase plan using the fair value method of accounting under Statement of Financial Accounting Standards No. 123(Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

The fair value of the rewards granted is recognized as expense over the vesting period, generally either three or four years for options and three or five years for Restricted Share awards. The fair value of each option granted, measured at the grant date, is calculated using a binomial lattice methodology that is based on the underlying assumptions of the Black-Scholes option pricing model.

Compensation expense relating to Restricted Share awards is based upon the market value of the share on the date of grant.

Tax Considerations

Limitations on the deductibility of compensation paid to executive officers under Section 162(m) of the Internal Revenue Code are not applicable to HSBC USA, as it is not a public corporation as defined by Section 162(m). As such, all compensation to our executive officers is deductible for federal income tax purposes, unless there are excess golden parachute payments under Section 4999 of the Internal Revenue Code following a change in control.

Compensation of Officers Reported in the Summary Compensation Table

In determining compensation for each of our executives, senior management, the HSBC CEO and REMCO carefully considered the individual contributions of each executive and actions taken to protect HSBC’s interests and those of our shareholders. The relevant comparisons considered for each of them were year over year company performance relative to year over year total compensation, together with current trends in the market place. Another consideration was the current positioning of the executive and the role he or she would be expected to fulfill in the current challenging business environment and global credit crisis. We believe incentives and rewards play a critical role, and that outstanding leadership buttressed by results must be recognized. Consequently, variable pay recommendations were put forth for our executives to ensure HSBC USA’s continued financial health, growth and success. The HSBC CEO then forwarded his recommendations to REMCO and REMCO endorsed the final awards as indicated below. For 2009, base salaries for our senior executives, including HSBC USA’s Named Executive Officers, were left unchanged.

VARIABLE COMPENSATION

			Discretionary
	Base Salary		Annual Bonus		Long Term Equity Award		Total Compensation		Year %
Year over	2007	2008	2007	2008	2007	2008	2007	2008	Change

Paul J. Lawrence* President and Chief Executive Officer, Head of Global Banking and Markets, Americas	$642,986	759,017	$1,825,254	540,600	$1,461,243	1,212,400	$3,929,483	2,512,017	(36.1)%
Gerard Mattia Senior Executive Vice President & Chief Financial Officer	255,000	255,000	910,000	450,000	490,000	750,000	1,655,000	1,455,000	(12.1)%
Christopher Davies Senior Executive Vice President, Head of Commercial Banking	325,000	325,000	550,000	400,000	700,000	400,000	1,575,000	1,125,000	(28.6)%
Marlon Young Managing Director, Private Banking Americas	375,000	375,000	660,000	490,000	1,065,000	960,000	2,100,000	1,825,000	(13.1)%
Janet L. Burak** Senior Executive Vice President & General Counsel and Regional Compliance Officer North America	431,287	550,000	800,000	440,000	600,000	510,000	1,831,287	1,500,000	(18.1)%

*	Mr. Lawrence’s compensation is tied to an international notional standard denominated in Special Drawing Rights (SDRs). Because the value of the U.S. dollar decreased against the SDR in 2008, due to the exchange, it appears as though his base salary was increased, when it was not.

**	For 2007, Ms. Burak’s base salary rate was at the $550,000 level by the end of 2007.

Compensation Committee Interlocks and Insider Participation

In prior years, the Compensation Committee assisted the Board of Directors in discharging its responsibilities related to the compensation of the HSBC USA CEO, other officers of HSBC USA holding a title of executive vice president and above and such other officers as were designated by the Board of Directors. As described in the 2008 CD&A, the Compensation Committee was dissolved on May 1, 2008, and neither the Board of Directors nor the Compensation Committee played a role in establishing remuneration policy or determining executive officer compensation for 2008. Prior to its dissolution, the Compensation Committee was comprised of Dr. Frances D.

Fergusson (Chair), Donald K. Boswell and James L. Morice, none of whom was ever an employee or officer of HSBC USA.

As described in the 2008 CD&A, HSBC USA is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described above. The HSBC USA CEO is one of the senior executives whose compensation is reviewed and endorsed by REMCO. In 2008, the HSBC USA CEO made recommendations to the HSBC North America CEO and the HSBC Managing Director and Head of Global Banking and Markets, as appropriate, with respect to the compensation of HSBC USA’s four other Named Executive Officers. Neither the Compensation Committee nor the Board of Directors engaged in deliberations for the purpose of determining executive officer compensation in 2008.

Compensation Committee Report

As described in the Compensation Discussion and Analysis (“2008 CD&A”), the Compensation Committee was dissolved on May 1, 2008, and neither the Board of Directors nor the Compensation Committee played a role in establishing remuneration policy or determining executive officer compensation for 2008. We, the members of the Board of Directors of HSBC USA Inc., have reviewed the 2008 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2008 CD&A and believes it accurately reflects the policies and practices applicable to HSBC USA executive compensation in 2008. HSBC USA senior management has advised us that they believe the 2008 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2008 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.

Board of Directors of HSBC USA Inc.
Salvatore H. Alfiero
William R. P. Dalton
Anthea Disney
Michael F. Geoghegan
Louis Hernandez. Jr.
Richard A. Jalkut
Paul J. Lawrence

Executive Compensation

The following tables and narrative text discuss the compensation awarded to, earned by or paid to (i) Mr. Paul J. Lawrence who served as HSBC USA’s Chief Executive Officer during 2008, (ii) Mr. Gerard Mattia, who served as HSBC USA’s Chief Financial Officer during 2008, and (iii) the next three most highly compensated executive officers (other than the chief executive officer and chief financial officer) who were serving as executive officers as of December 31, 2008.

Summary Compensation Table

							Change in
							Pension Value
							and Non-
							Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus(2)	Awards(3)	Awards(4)	Compensation	Earnings(5)	Compensation(6)	Total

Paul J. Lawrence(1)(7)(8)	2008	$759,017	$540,600	$795,665	$—	$—	$0	$278,444	$2,373,726
President and Chief Executive Officer, Head of Global Banking and Markets, Americas	2007	642,986	1,825,254	508,634	—	—	502,728	847,730	4,327,332
Gerard Mattia(8)	2008	$255,000	$450,000	$277,099	$—	$—	$5,219	$10,334	$997,652
Senior Executive Vice President & Chief Financial Officer	2007	255,000	910,000	232,027	—	—	8,287	15,245	1,420,559
Christopher P. Davies(8)	2008	$325,000	$400,000	$254,014	$—	$—	$0	$275,171	$1,254,185
Senior Executive Vice President, Head of Commercial Banking
Marlon Young(8)	2008	$375,000	$490,000	$868,661	$—	$—	$5,012	$36,305	$1,774,978
Managing Director, Private Banking Americas
Janet L. Burak	2008	$550,000	$440,000	$484,624	$—	$—	$149,832	$33,219	$1,657,675
Senior Executive Vice	2007	431,287	—	333,317	—	800,000	383,822	74,253	2,022,679
President & General Counsel and Regional Compliance Officer North America	2006	395,176	—	415,346	—	736,383	368,753	92,597	2,008,255

(1)	Mr. Lawrence’s compensation is tied to an international notional standard denominated in Special Drawing Rights (SDRs). Because the value of the U.S. dollar decreased against the SDR in 2008, due to the exchange, it appears as though his salary was increased, when it was not. Also, due to Mr. Lawrence’s position with HSBC, his bonus level additionally reflects his HSBC management position.

(2)	The amounts disclosed represent the discretionary cash bonus relating to 2008 performance but paid in February 2009.

(3)	Reflects the amounts of compensation expense amortized in 2008 for accounting purposes under FAS 123R for outstanding restricted stock grants made in the years 2003 through 2008. A portion of the expense reflected for Mr. Lawrence relates to Performance Shares granted in 2006 that will vest in whole or in part three years from the date of grant if all or some of the performance conditions are met as described in the Performance Shares section of the 2008 CD&A on page 208. HSBC USA records expense over the three-year period based on the fair value, which is 100 percent of the face value on the date of the award. The remaining grants are non-performance-based awards and are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table and will be released as long as the named executive officer is still in the employ of HSBC USA at the time of vesting. HSBC USA records expense based on the fair value over the vesting period, which is 100 percent of the face value on the date of the award. Dividend equivalents, in the form of cash or additional shares, are paid on all underlying shares of restricted stock at the same rate as paid to ordinary share shareholders.

(4)	No stock options have been awarded in 2008, nor any expense recorded for stock options from any prior year.

(5)	The HSBC — North America (U.S.) Retirement Income Plan (“RIP”), the HSBC Finance Corporation Supplemental Retirement Income Plan (“SRIP”), the HSBC Bank (UK) Pension Scheme — Defined Benefit Section (“DBS Scheme”), and the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under Savings and Pension Plans.

Increase in values by plan for each participant are: Mr. Lawrence — $0 (ISRBS, net of mandatory 2008 contributions)($0 increase is due to conversion of the benefit from GBP to USD for purposes of this disclosure); Mr. Mattia — $5,219 (RIP); Mr. Davies — $0 (DBS Scheme) ($0 increase is due to conversion of the benefit from GBP to USD for purposes of this disclosure); Mr. Young — $5,012 (RIP); and Ms. Burak — $43,308 (RIP), $106,524 (SRIP).

(6)	Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each named executive officer, such as tax preparation services and expatriate benefits to the extent such perquisites and other personal benefits exceeded $10,000 in 2008. The following itemizes perquisites and other benefits for each named executive officer who received perquisites and other benefits in excess of $10,000: Executive Tax Services for Messrs. Lawrence and Davies were $588 and $577, respectively; Executive Travel Allowances for Messrs. Lawrence and Davies were $79,653 and $26,328, respectively; Housing and Furniture Allowances for Messrs. Lawrence and Davies were $8,676 and $197,958, respectively; Children’s Education Allowance for

Mr. Lawrence was $160,795; Mr. Lawrence received $75,187 in Loan Subsidy; Medical Expenses of $12,666 for Mr. Lawrence; Tax Equalization for Mr. Lawrence resulted in a refund to HSBC of $59,844, and a payment to Mr. Davies of $50,308; a special, one-time payment to cover a lost benefit for Mr. Young of $22,505; and Mr. Lawrence received a miscellaneous benefit of $723.

All Other Compensation also includes HSBC USA’s contribution for the named executive officer’s participation in the HSBC — North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2008, as follows: Mr. Mattia had a contribution of $10,334 and Mr. Young and Ms. Burak each had a $13,800 contribution. In addition, Ms. Burak had a company contribution in the Supplemental Tax Reduction Investment Plan (“STRIP”) of $19,419 in 2008. TRIP and STRIP are described under Savings and Pension Plans — Deferred Compensation Plans.

(7)	In the 2007 CD&A of HSBC USA disclosure, the amount reported for Mr. Lawrence’s bonus was $1,555,243. The bonus amount had been approved and disclosed based on GBP. However, at the time of payment, the amount was converted from GBP to SDR to USD. The foreign currency exchange rates had changed resulting in a higher USD amount than originally reported and disclosed in 2007.

(8)	This table only reflects officers who were named executive officers for the particular referenced years above. Accordingly, Messrs. Lawrence and Mattia were not named executive officers for fiscal year 2006 so the table only reflects each of their compensation for fiscal years 2007 and 2008. Messrs. Davies and Young were not named executive officers in fiscal years 2006 or 2007 so the table only reflects each of their compensation for fiscal year 2008.

Grants Of Plan-Based Awards Table

								All Other	All Other
								Stock	Option
		Estimated Future						Awards:	Awards:	Exercise	Grant Date
		Payouts Under			Estimated Future			Number	Number of	or Base	Fair Value
		Non-Equity Incentive			Payouts Under			of Shares	Securities	Price of	of Stock
		Plan Awards			Equity Incentive Plan Awards			of Stock	Underlying	Option	and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(1)(2)

Paul J. Lawrence	03/03/2008	N/A	N/A	N/A	N/A	N/A	N/A	94,688	N/A	N/A	1,461,243
President and Chief Executive Officer, Head of Global Banking and Markets, Americas
Gerard Mattia	03/03/2008	N/A	N/A	N/A	N/A	N/A	N/A	31,699	N/A	N/A	490,000
Senior Executive Vice President & Chief Financial Officer
Christopher Davies	03/31/2008	N/A	N/A	N/A	N/A	N/A	N/A	42,311	N/A	N/A	700,000
Senior Executive Vice President, Head of Commercial Banking
Marlon Young	03/03/2008	N/A	N/A	N/A	N/A	N/A	N/A	69,012	N/A	N/A	1,065,000
Managing Director, Private Banking Americas
Janet L. Burak	03/31/2008	N/A	N/A	N/A	N/A	N/A	N/A	36,267	N/A	N/A	600,000
Senior Executive Vice President & General Counsel and Regional Compliance Officer North America

(1)	The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 3, 2008 (the date of grant) of GBP7.778 and converted into U.S. dollars using the GBP exchange rate as of the time of funding of the grant was 1.9841.

(2)	The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 31, 2008 (the date of grant) of GBP8.33 and converted into U.S. dollars using the GBP exchange rate as of the time of funding of the grant was 1.9855.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards						Stock Awards
										Equity
										Incentive		Equity
										Plan		Incentive
				Equity						Awards:		Plan Awards:
				Incentive						Number of		Market or
				Plan			Number		Market	Unearned		Payout Value
				Awards:			of Shares		Value of	Shares,		of Unearned
	Number of		Number of	Number of			or Units		Shares or	Units or		Shares,
	Securities		Securities	Securities			of Stock		Units of	Other		Units or
	Underlying		Underlying	Underlying			That		Stock that	Rights		Other Rights
	Unexercised		Unexercised	Unexercised	Option	Option	Have Not		Have Not	That Have		That Have
	Options (#)		Options (#)	Unearned	Exercise	Expiration	Vested		Vested	Not Vested		Not Vested
Name	Exercisable		Unexercisable	Options (#)	Price	Date	(#)(1)		($)(2)	(#)(1)		($)(2)

Paul J. Lawrence							15,198	(4)	147,091	30,274	(3)	292,992
President and							24,699	(5)	239,037
Chief Executive Officer, Head of							94,688	(6)	916,390
Global Banking and Markets, Americas

Gerard Mattia							11,969	(7)	115,834
Senior Executive Vice President							31,699	(6)	306,787
& Chief Financial Officer

Christopher Davies	2,999	(8)			GBP7.46	04/03/2010	2,118	(9)	20,498
Senior Executive Vice President,	4,500	(8)			GBP8.712	04/23/2011	6,459	(4)	62,513
Head of Commercial Banking	5,000	(8)			GBP8.405	05/07/2012	42,311	(10)	409,486

Marlon Young							11,122	(11)	107,642
Managing Director,							24,898	(12)	240,963
Private Banking							29,628	(12)	286,740
Americas							42,746	(13)	413,692
							69,012	(14)	667,894

Janet L. Burak(16)	26,750	(8)			$16.96	11/08/2009	29,513	(15)	285,627	20,004	(3)	193,599
Senior Executive	26,750	(8)			$18.40	11/13/2010	28,603	(5)	276,820
Vice President &							36,267	(10)	350,992
General Counsel and Regional Compliance Officer North America

(1)	Share amounts do not include additional awards accumulated over the vesting periods.

(2)	The market value of the shares on December 31, 2008 was GBP6.62 and the exchange rate from GBP to U.S. dollars was 1.4619, which equates to a U.S. dollar share price of $9.678 per share.

(3)	This award will vest in full on April 2, 2009, if the performance conditions are met.

(4)	One-third of this award vested on March 5, 2008, one-third will vest on March 5, 2009, and one-third on March 5, 2010.

(5)	This award will vest in full on March 30, 2010.

(6)	This award will vest in full on March 3, 2011.

(7)	One-third of this award vested on March 3, 2008, one-third will vest on March 3, 2009, and one-third on March 3, 2010.

(8)	Reflects fully vested options.

(9)	This award will vest in full on March 6, 2009.

(10)	This award will vest in full on March 31, 2011.

(11)	Sixty-five percent of the original award amount vested over 2007 and 2008; 22% will vest on March 5, 2009, and the last 13% will vest on January 31, 2010.

(12)	This award will vest in full on April 30, 2009.

(13)	This award will vest in full on March 5, 2010.

(14)	This award will vest on third on March 3, 2009, one-third on March 3, 2010, and one-third on March 3, 2011.

(15)	This award will vest in full on March 31, 2009.

(16)	Option awards shown for Ms. Burak were awarded prior to joining HSBC USA.

Option Exercises and Stock Vested Table

	Option Awards			Stock Awards
	Number of Shares		Value Realized	Number of Shares		Value Realized
	Acquired on		on Exercise	Acquired on Vesting		on Vesting
Name	Exercise (#)		($)(1)	(#)(2)		($)(1)

Paul J. Lawrence				13,673	(3)	234,037
President and Chief Executive Officer, Head of Global Banking and				7,903	(4)	123,418
Markets, Americas
Gerard Mattia				5,146	(5)	80,363
Senior Executive				7,919	(6)	123,668
Vice President & Chief Financial Officer				6,223	(7)	97,182
Christopher Davies				1,187	(8)	18,537
Senior Executive Vice				2,337	(9)	36,496
President, Head of Commercial Banking				3,358	(10)	52,441
Marlon Young				7,775	(11)	121,419
Managing Director, Private Banking Americas
Janet L. Burak	26,750	(12)	47,184	6,667	(13)	71,836
Senior Executive Vice President & General Counsel and Regional				36,502	(14)	597,350
Compliance Officer North America

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise/release and the exchange rate from GBP to U.S. dollars on the date of settlement.

(2)	Includes the release of additional awards accumulated over the vesting period.

(3)	Includes the release of 11,867 performance shares granted on May 27, 2005.

(4)	Includes the release of 7,599 shares granted March 5, 2007.

(5)	Includes the release of 2,997 shares granted on February 28, 2005.

(6)	Includes the release of 7,220 shares granted March 6, 2006.

(7)	Includes the release of 5,984 shares granted March 5, 2007.

(8)	Includes the release of 1,031 shares granted February 28, 2005.

(9)	Includes the release of 2,118 shares granted March 6, 2006.

(10)	Includes the release of 3,230 shares granted March 5, 2007.

(11)	Includes the release of 6,991 shares granted April 28, 2006.

(12)	Includes the exercise of stock options granted on November 9, 1998.

(13)	Represents the last tranche of shares granted November 3, 2003.

(14)	Includes the release of 31,678 shares granted on March 31, 2005.

Pension Benefits

		Number of
		Years	Present Value		Payments
		Credited	of Accumulated		During Last
Name	Plan Name(1)	Service (#)	Benefit ($)		Fiscal Year ($)

Paul J. Lawrence(2)	ISRBS	25.9	2,289,122	(3)
President and Chief Executive Officer, Head of Global Banking and Markets, Americas
Gerard Mattia	RIP — Account Based	4.3	18,909
Senior Executive Vice President & Chief Financial Officer
Christopher Davies
Senior Executive Vice President, Head of Commercial Banking	DBS Scheme	23.3	435,605	(3)
Marlon Young	RIP — Account Based	2.8	14,119
Managing Director, Private Banking Americas
Janet L. Burak	RIP — Household	16.8	347,761
Senior Executive Vice President	SRIP — Household	16.8	1,384,413
& General Counsel and Regional Compliance Officer North America

(1)	Plan described under Savings and Pension Plans.

(2)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $2,764,619.

(3)	The amount was converted into USD from GBP utilizing the exchange rate of as of December 31, 2008, of 1.4619.

Savings and Pension Plans

Retirement Income Plan (RIP)

The HSBC — North America (U.S.) Retirement Income Plan (“RIP”) is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer.

Supplemental Retirement Income Plan (SRIP)

SRIP is a non-qualified retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the Retirement Income Plan (RIP) due to legal constraints applicable to all qualified plans. For example, the maximum amount of compensation during 2008 that can be used to determine a qualified plan benefit is $230,000 and the maximum annual benefit commencing at age 65 in 2008 is $185,000. SRIP benefits are calculated without regard to these limits but are reduced effective January 1, 2008, for compensation deferred to the Non-Qualified Deferred Compensation Plan. The resulting benefit is then reduced by the value of qualified benefits payable by RIP so that there is no duplication of payments. Benefits are paid in a lump sum for retired executives covered by a Household or Account Based Formula.

Formulas for Calculating Benefits

Household Formula: Applies to executives who were hired after December 31, 1989, but prior to January 1, 2000, by Household International, Inc. The normal retirement benefit at age 65 is the sum of (i) 51% of average salary that does not exceed the integration amount and (ii) 57% of average salary in excess of the integration amount. For this purpose, salaries include total base wages and bonuses (effective January 1, 2008, salaries are reduced by any amount deferred under the Non-Qualified Deferred Compensation Plan) and are averaged over the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement. The integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro-rata for executives who retire with less than 30 years of service. If an executive has more than 30 years of service, the percentages in the formula, (the 51% and 57%) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit percentages (51% and 57%) are reduced.

Account Based Formula: Applies to executives who were hired by Household International, Inc. after December 31, 1999. It also applies to executives who were hired by HSBC Bank after December 31, 1996 and became participants in the Retirement Income Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual salary for each calendar year of employment. For this purpose, salary includes total base wages and bonuses (effective January 1, 2008, salary is reduced by any amount deferred under the Non-Qualified Deferred Compensation Plan). At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.

Provisions Applicable to All Formulas: The amount of salary used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2008 is $230,000. The limit for years after 2008 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household or Account Based Formula may elect a lump sum form of payment (spousal consent is needed for married executives).

HSBC International Staff Retirement Benefits Scheme (ISRBS)

The ISRBS is a defined benefit plan maintained for certain international managers, administered in Jersey in the Channel Islands. Each member during his service must contribute 5% of his salary to the plan but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3% of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15% of his total compensation. Upon leaving service, the value of the member’s voluntary contribution fund, if any, shall be commuted for a retirement benefit.

The annual pension payable at normal retirement is 1/480 of the member’s final salary for each completed month in the executive membership section, 1.25/480 of his final salary for each completed month in the senior management section, and 1.50/480 of his final salary for each completed month in the general management section. A member’s normal retirement date is the first day of the month coincident with or next following his 53rd birthday. Participants may continue to accrue benefits should they remain in service as a Scheme member beyond age 53. Payments may be deferred or suspended but not beyond age 75.

If a member leaves before normal retirement date with at least 15 years of service, he will receive a pension which is reduced by .25% for each complete month by which termination precedes normal retirement date. If he terminates with at least 5 years of service, he will receive an immediate lump sum equivalent in value to his reduced pension.

If a member dies before age 53 while he is still accruing benefits in the ISRBS then both a lump sum and a widow’s pension will be payable immediately.

The lump sum payable would be the cash sum equivalent of the member’s Anticipated Pension, where the Anticipated Pension is the notional pension to which the member would have been entitled if he had continued in service until age 53, computed on the assumption that his Final Salary remains unaltered. In addition, where applicable, the member’s voluntary contributions fund will be paid as a lump sum.

In general, the widow’s pension payable would be equal to one half of the member’s Anticipated Pension. As well as this, where applicable, a children’s allowance is payable on the death of the Member equal to 25% of the amount of the widow’s pension.

If the member retires before age 53 on the grounds of infirmity he will be entitled to a pension as from the date of his leaving service equal to his Anticipated Pension, where Anticipated Pension has the same definition as in the previous section.

HSBC Bank (UK) Pension Scheme — Defined Benefit Section (“DBS Scheme”)

The HSBC Bank (UK) Pension Scheme — Defined Benefit Section (“DBS”) is a non-contributory, defined benefit pension plan for employees of HSBC Bank plc. Benefits are determined under a number of different formulas that vary based on year of hire and employer. The Midland Section for Post 74 Joiners of the DBS applies to executives who were hired after December 31, 1974, but prior to July 1, 1996, by HSBC Bank plc. The normal retirement benefit at age 60 is 1/60th of final salary multiplied by number of years and complete months of Midland Section membership plus pensionable service credits up to a maximum of 40, reduced by 1/80th of the single person’s Basic State Pension for the 52 weeks prior to leaving pensionable service multiplied by number of years and complete months of Midland Section membership. For this purpose, final salary is the actual salary paid during the final 12 months of service for those earning an annualized salary that is less than or equal to GBP100,000 at the time of retirement and the average salary for the last three years before retirement for those earning an annualized salary that is greater than GBP100,000 at the time of retirement. Executives who are at least age 50 may retire before age 60 in which case the retirement benefit is reduced actuarially.

Present Value of Accumulated Benefits

For the Account Based formula: The value of the notional account balances currently available on December 31, 2008.

For other formulas: The present value of benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company’s audited financial statements for the period ending December 31, 2008. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2008.

Deferred Compensation Plans

Tax Reduction Investment Plan HSBC North America maintains the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis, up to 40 percent (15 percent if highly compensated) of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $15,500, as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.

If the employee has been employed for at least one year, HSBC USA contributes three percent of compensation on behalf of each participant who contributes one percent and matches any additional participant contributions up to four percent of compensation. However, matching contributions will not exceed six percent of a participant’s compensation if the participant contributes four percent or more of compensation. The plan provides for immediate vesting of all contributions. With certain exceptions, a participant’s after-tax contributions which have not been matched by us can be withdrawn at any time. Both our matching contributions made prior to 1999 and the participant’s after-tax contributions which have been matched may be withdrawn after five years of participation in the plan. A participant’s pre-tax contributions and our matching contributions after 1998 may not be withdrawn except for an immediate financial hardship, upon termination of employment, or after attaining age 59 1/2. Participants may borrow from their TRIP accounts under certain circumstances.

Supplemental Tax Reduction Investment Plan HSBC North America also maintains the Supplemental Tax HSBC USA Reduction Investment Plan (“STRIP”), which is an unfunded plan for eligible employees of HSBC USA and its participating subsidiaries who are legacy Household employees and whose participation in TRIP is limited by the Internal Revenue Code. Only matching contributions required to be made by us pursuant to the basic TRIP formula are invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant.

Non-Qualified Deferred Compensation Plan HSBC North America maintains a Non-Qualified Deferred Compensation Plan for the highly compensated employees in the organization, including executives of HSBC USA. The named executive officers are eligible to contribute up to 80 percent of their salary and/or cash bonus compensation in any plan year. Participants are required to make an irrevocable election with regard to an amount or percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment. For either the scheduled in-service withdrawal or payment upon termination, the participant may elect either a lump sum payment or if the participant has made at least $25,000 of contributions and has over 10 years of service, he may request installment payments over 10 years. Due to the unfunded nature of the plan, participant elections are deemed investments whose gains or losses are calculated by reference to actual earnings of the investment choices. In order to provide the participants with the maximum amount of protection under an unfunded plan, a Rabbi Trust has been established where the participant contributions are segregated from the general assets of HSBC USA. The Investment Committee for the plan endeavors to invest the contributions in a manner consistent with the participant’s deemed elections reducing the likelihood of an underfunded plan.

Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans

	Non-Qualified	Supplemental
	Deferred	Tax Reduction
	Compensation	Investment
	Plan(1)	Plan(2)
	Executive	HSBC USA		Aggregate	Aggregate
	Contributions in	Contributions in	Aggregate	Withdrawals/	Balance at
Name	2008	2008	Earnings in 2008	Distributions	12/31/2008

Paul J. Lawrence President and Chief Executive Officer, Head of Global Banking and Markets	$ N/A	$ N/A	$ N/A	$ N/A	$ N/A
Gerard Mattia Senior Executive Vice President & Chief Financial Officer	68,654	N/A	(58,443)	0	86,389
Christopher Davies Senior Executive Vice President, Head of Commercial Banking	N/A	N/A	N/A	N/A	N/A
Marlon Young Managing Director, Private Banking Americas	N/A	N/A	N/A	N/A	N/A
Janet L. Burak Senior Executive Vice President & General Counsel and Regional Compliance Officer North America	92,885	19,419	(115,141)	0	656,647

(1)	The Non-Qualified Deferred Compensation Plan is described under Savings and Pension Plans.

(2)	The Supplemental Tax Reduction Investment Plan (STRIP) is described under Savings and Pension Plans. Company contributions are invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. Distributions are made in a lump sum upon termination of employment. These figures are also included in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column of the Summary Compensation Table.

Potential Payments Upon Termination Or Change-In-Control

The following tables describe the payments that HSBC USA would be required to make as of December 31, 2008 to Mr. Lawrence, Mr. Mattia, Mr. Davies, Mr. Young and Ms. Burak as a result of their termination, retirement, disability or death or a change in control of the company as of that date. The specific circumstances that would trigger such payments are identified in the tables. The amounts and terms of such payments are defined by HSBC’s employment and severance policies, and the particular terms of any equity-based awards.

Paul J. Lawrence

Executive Benefits						Involuntary			Voluntary for				Change in
and Payments	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary
Bonus						$540,600	(1)
Long Term Award
Performance Shares		$314,051	(2)	$314,051	(2)	$314,051	(2)		$314,051	(2)	$342,601	(3)	$314,051	(2)
Restricted Stock:
Unvested and Accelerated		$1,292,921	(4)	$1,292,921	(4)	$1,292,921	(4)		$1,292,921	(4)	$1,742,847	(5)	$1,742,847	(5)

(1)	Assumes a termination date of December 31, 2008, and represents the 2008 bonus awarded but not paid until 2009.

(2)	Assumes performance conditions have been met and “good leaver” status is granted by REMCO. This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(3)	Performance conditions would be waived. This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(4)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(5)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

Gerard Mattia

Executive Benefits						Involuntary			Voluntary for				Change in
and Payments	Voluntary			Normal		Not For Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary						$127,500	(1)
Bonus						$450,000	(1)
Long Term Award
Restricted Stock:
Unvested and Accelerated		$457,506	(2)	$457,506	(2)	$457,506	(2)		$457,506	(2)	$457,506	(3)	$457,506	(3)

(1)	Under the terms of the HSBC Severance Policy, Mr. Mattia would receive 26 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The Bonus amount represents the bonus payment earned in 2008 assuming a termination date of December 31, 2008.

(2)	This amount represents accelerated vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(3)	The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

Christopher Davies

Executive Benefits						Involuntary Not for			Voluntary for
and Payments	Voluntary			Normal		Cause		For Cause	Good Reason				Change in
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Control Termination

Cash Compensation
Base Salary
Bonus						$400,000	(1)
Long Term Incentive
Performance Shares
Restricted Stock:
Unvested and Accelerated		$513,187	(2)	$513,187	(2)	$513,187	(2)		$513,187	(2)	$513,187	(3)	$513,187	(3)

(1)	The Bonus amount is based on an assumed termination date of December 31, 2008, and represents the 2008 bonus awarded but not paid until 2009.

(2)	This amount represents accelerated vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(3)	The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

Marlon Young

Executive Benefits						Involuntary			Voluntary for				Change in
and Payments	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary
Bonus						$490,000	(1)
Long Term Award
Restricted Stock:
Unvested and Accelerated		$1,561,342	(2)	$1,561,342	(2)	$1,561,342	(2)		$1,561,342	(2)	$1,561,342	(3)	$1,561,342	(3)

(1)	The Bonus amount is based on an assumed termination date of December 31, 2008, and represents the 2008 bonus awarded but not paid until 2009.

(2)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(3)	The amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

Janet L. Burak

Executive Benefits						Involuntary Not for			Voluntary for				Change in
and Payments	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary						$275,000	(1)
Bonus						$440,000	(1)
Long Term Award
Restricted Stock:
Unvested and Accelerated		$752,209	(2)	$752,209	(2)	$752,209	(2)		$752,209	(2)	$1,172,828	(3)	$1,172,828	(3)

(1)	Under the terms of the HSBC Severance Policy, Ms. Burak would receive 26 weeks of her current salary upon separation from HSBC USA and a pro-rata amount of her bonus. The figure above represents the bonus payment earned in 2007 assuming a termination date of December 31, 2008.

(2)	The amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(3)	The amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

Director Compensation

The following table and narrative text discusses the compensation awarded to, earned by or paid to our Non-Executive Directors in 2008. Executive directors receive no additional compensation for their service on the Board of Directors.

Director Compensation

					Change in
					Pension Value
					And
	Fees Earned or			Non-Equity	Non-Qualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)(1)	($)(2)	($)(3)	($)(4)	Earnings ($)(5)	($)(6)	($)

Salvatore H. Alfiero	$290,000	$0	$0	$0	$37,500	$1,445	$328,945
Donald K. Boswell(7)	$42,500	$0	$0	$0	$0	$1,000	$43,500
James H. Cleave(7)	$42,500	$0	$0	$0	$0	$0	$42,500
William R.P. Dalton(8)(9)	$112,500	$0	$0	$0	$0	$723	$113,223
Anthea Disney(8)(10)	$112,500	$0	$0	$0	$(97,765)	$723	$15,458
Dr. Frances D. Fergusson(7)	$45,000	$0	$0	$0	$11,903	$0	$56,903
Michael F. Geoghegan	$0	$0	$0	$0	$0	$0	$0
Stuart T. Gulliver(7)	$0	$0	$0	$0	$0	$0	$0
Louis Hernandez, Jr.(8)(11)	$117,500	$0	$0	$0	$0	$723	$118,223
Richard A. Jalkut	$177,500	$0	$0	$0	$0	$1,445	$178,945
Peter Kimmelman(7)	$42,500	$0	$0	$0	$0	$0	$42,500
Charles G. Meyer(7)	$45,000	$0	$0	$0	$0	$0	$45,000
James L. Morice(7)	$42,500	$0	$0	$0	$0	$0	$42,500

(1)	From January 1, 2008 to June 30, 2008 the non-management Directors of HSBC USA received quarterly payments for an annualized cash retainer of $75,000 for their services on the boards of HSBC USA and HBUS (with the exception of Mr. Jalkut, who as Lead Director and Chair of the Executive Committee, received a retainer of $100,000). Beginning July 1, 2008, the annual cash retainer was increased to an aggregate amount of $210,000 for board membership on HSBC North America and HSBC USA. In addition to the Board retainer, Mr. Alfiero received $40,000 as Chair of the HSBC USA and HBUS Audit Committee, Dr. Fergusson received $5,000 as Chair of the Human Resources & Compensation Committee, Messrs. Hernandez and Jalkut each received $5,000 as co-Chairs of the HSBC USA and HBUS Fiduciary Committee, Mr. Jalkut received $5,000 as Chair of the HSBC USA and HBUS Nominating & Governance Committee and Mr. Meyer received $5,000 as Chair of the Fiduciary Committee. For their membership on the Audit Committee, Mr. Cleave and Mr. Kimmelman each received $5,000, Mr. Dalton, Ms. Disney and Mr. Hernandez received $7,500 and Mr. Jalkut received $12,500. For their membership on the Nominating and Governance Committee, Dr. Fergusson, Mr. Alfiero and Mr. Meyer each received an additional $2,500. For their membership in the Fiduciary and Human Resources & Compensation Committees, Mr. Boswell and Mr. Morice each received $5,000. The fees paid in cash for Mr. Alfiero include $92,500 for service on related entity Board(s). Furthermore, Mr. Alfiero’s compensation is grandfathered at an amount equal to his 2007 Board and Committee compensation; he received an additional $5,000 accordingly. Other than as stated above, HSBC USA does not pay additional compensation for committee membership, or meeting attendance fees to its Directors. Directors who are employees of HSBC USA or any of its affiliates do not receive any additional compensation related to their Board service.

Non-management Directors elected prior to 1999 may elect to participate in the HSBC USA/HBUS Plan for Deferral of Directors’ Fees. Under this plan, they may elect to defer receipt of all or a part of their retainer. The deferred retainers accrue interest on a quarterly basis at the one year Employee Extra CD rate in effect on the first business day of each quarter. Upon retirement from the Board, the deferrals plus interest are paid to the Director in quarterly or annual installments over a five or ten year period. No eligible Director elected to defer receipt of their 2007 retainer into the HSBC USA/HBUS Plan for Deferral of Directors’ Fees. Ms. Disney, however, participates in the HSBC North America Directors Non-Qualified Deferred Compensation Plan and elected to defer all fees earned in 2008.

(2)	HSBC USA does not grant stock awards to its non-management directors nor do any portions of employee directors’ stock awards reflect services related to their Board positions.

(3)	HSBC USA does not grant stock option awards to its non-management directors.

(4)	HSBC USA does not award non-equity incentive plan compensation to its non-management directors nor does any portion of the employee directors’ non-equity incentive plan compensation reflect compensation for services related to their Board positions.

(5)	The HSBC USA Director Retirement Plan covers non-management directors elected prior to 1998 and excludes those serving as directors at the request of HSBC. Eligible directors with at least five years of service will receive quarterly retirement benefit payments commencing at the later of age 65 or retirement from the Board, and continuing for ten years. The annual amount of the retirement benefit is a percent of the annual retainer in effect at the time of the last Board meeting the director attended. The percentage is 50 percent after five years of service and increases by five percent for each additional year of service to 100 percent upon completion of 15 years of service. If a director who has at least five years of service dies before the retirement benefit has commenced, the director’s beneficiary will receive a death benefit calculated as if the director had retired on the date of death. If a retired director dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to the director’s beneficiary. The plan is unfunded and payment will be made out of the general funds of HSBC USA or HBUS.

(6)	Mr. Boswell also served on the Western Region Board for which he received $1,000 during 2008. Non-management directors are offered, on terms that are not more favorable than those available to the general public, a MasterCard/Visa credit card issued by one of our subsidiaries with a credit limit of $15,000. HSBC USA guarantees the repayment of amounts charged on each card. We provide each Director with $250,000 of accidental death and dismemberment insurance and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,445 per annum for each participating director. Premiums are pro-rated to the calendar quarter for participating Directors with less than one full calendar year of service on the Board. Under HSBC USA’s Matching Gift Program, HSBC USA matches charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), with a double match for the first $500 donated to higher education institutions (both public and private) and eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations. Each current independent Director may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program.

(7)	Service on the Board concluded May 1, 2008.

(8)	Service on the Board began May 1, 2008.

(9)	Mr. Dalton was paid an additional aggregate $92,500 in fees and received an additional $722 in other compensation for service on the HSBC North America Board and the Board of HSBC Finance Corporation.

(10)	Ms. Disney earned an additional aggregate $85,000 in fees and received an additional $722 in other compensation for service on the HSBC North America Board.

(11)	Mr. Hernandez was paid an additional aggregate $92,500 in fees and received an additional $722 in other compensation for service on the HSBC North America Board and the Board of HSBC Finance Corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

HSBC USA Inc.’s common stock is 100 percent owned by HSBC North America Inc. (“HNAI”). HNAI is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2009, of HSBC ordinary shares or interests in HSBC ordinary shares and HSBC’s American Depositary Shares, Series A, by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares. No director or executive officer of HSBC USA owned any of HSBC USA’s outstanding series of preferred stock at January 31, 2009.

	Number of	HSBC Ordinary	HSBC			HSBC
	HSBC	Shares That	Restricted			Holdings plc
	Ordinary	May Be Acquired	Shares	Number of		American
	Shares	Within 60 Days	Released	HSBC Ordinary	Total HSBC	Depositary
	Beneficially	By Exercise of	Within 60	Share	Ordinary	Shares,
	Owned(1)(2)	Options(3)	Days(4)	Equivalents(5)	Shares	Series A(6)

Directors
Salvatore H. Alfiero	421,000	-	-	-	421,000	456,000
William R. P. Dalton	66,291	5,000	-	-	71,291	-
Anthea Disney	60	26,750	-	-	26,810	-
Michael F. Geoghegan	481,844	-	-	-	481,844	-
Louis Hernandez, Jr.	250	-	-	-	250	-
Richard A. Jalkut	250	-	-	-	250	-
Paul J. Lawrence(7)	523	-	43,954	-	44,477	-
Named Executive Officers
Gerard Mattia	16,414	-	6,736	-	23,150	-
Janet L. Burak	46,762	53,500	53,889	234	154,385	-
Christopher Davies	4,080	12,499	6,122	-	22,701	-
Marlon Young	693	-	68,858	-	69,551	-
All directors and executive officers as a group	1,086,886	264,570	310,432	1,981	1,663,869	456,000

(1)	Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Mr. Alfiero, 21,000; Mr. Dalton, 59,341; Mr. Mattia, 16,414 and Ms. Burak, 910; and directors and executive officers as a group, 97,665.

(2)	Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2009 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2009 pursuant to the satisfaction of certain conditions.

(5)	Represents the number of ordinary share equivalents owned by executive officers under HSBC-North America (U.S.) Tax Reduction Investment Plan and HSBC-North America Employee Non-Qualified Deferred Compensation Plan. Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(6)	Each depositary share represents one-fortieth of a share of HSBC’s 6.20% Non-Cumulative Dollar Preference Shares, Series A. Mr. Alfiero has sole voting and investment power over the shares listed above, except that for the 6,000 shares held by immediate family, voting and investment power is shared (or presumed to be shared).

(7)	Also a Named Executive Officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the fiscal year ended December 31, 2008, HSBC USA was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest. During 2008, HBUS provided loans to certain directors and executive officers of HSBC USA and its subsidiaries in the ordinary course of business. Such loans were provided on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to HSBC USA and do not involve more than the normal risk of collectability or present other unfavorable features.

HSBC USA maintains a written Policy for the Review, Approval or Ratification of Transactions with Related Persons, which provides that any “Transaction with a Related Person” must be reviewed and approved or ratified in accordance with specified procedures. The term “Transaction with a Related Person” includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, in which (1) the aggregate dollar amount involved will or may be expected to exceed $120,000 in any calendar year, (2) HSBC USA or any of its subsidiaries is, or is proposed to be, a participant, and (3) a director or an executive officer, or a member of the immediate family of a director or an executive officer, has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). The following are specifically excluded from the definition of Transaction with a Related Person:

•	compensation paid to directors and executive officers reportable under rules and regulations promulgated by the Securities and Exchange Commission;
•	transactions with other companies if the only relationship of the director, executive officer or family member to the other company is as an employee (other than an executive officer), director or beneficial owner of less than 10 percent of such other company’s equity securities;
•	charitable contributions, grants or endowments by HSBC USA or any of its subsidiaries to charitable organizations, foundations or universities if the only relationship of the director, executive officer or family member to the organization, foundation or university is as an employee (other than an executive officer) or a director;
•	transactions where the interest of the director, executive officer or family member arises solely from the ownership of HSBC USA’s equity securities and all holders of such securities received or will receive the same benefit on a pro rata basis;
•	transactions where the rates or charges involved are determined by competitive bids;
•	loans made in the ordinary course of business on substantially the same terms (including interest rates and collateral requirements) as those prevailing at the time for comparable loans with persons not related to HSBC USA or any of its subsidiaries that do not involve more that the normal risk for collectability or present other unfavorable features; and
•	transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

The policy requires each director and executive officer to notify the Office of the General Counsel in writing of any Transaction with a Related Person in which the director, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The Office of the General Counsel, through the Corporate Secretary, will deliver a copy of the notice to the Board of Directors. The Board of Directors will review the material facts of each proposed Transaction with a Related Person at each regularly scheduled committee meeting and approve, ratify or disapprove the transaction.

The vote of a majority of disinterested members of the Board of Directors is required for the approval or ratification of any Transaction with a Related Person. The Board of Directors may approve or ratify a Transaction with a Related Person if the committee determines, in its business judgment, based on the review of all available information, that the transaction is fair and reasonable to, and consistent with the best interests of, HSBC USA and its subsidiaries. In making this determination, the Board of Directors will consider, among other things, (i) the business purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (iii) whether the interest of the director, executive officer or family member in the transaction is material and (iv) whether the transaction would violate any provision of the HSBC North America Holdings Inc. Statement of Business Principles and Code of Ethics, the HSBC USA Inc. Code of Ethics for Senior Financial Officers or the HSBC USA Inc. Corporate Governance Standards, as applicable.

In any case where the Board of Directors determines not to approve or ratify a Transaction with a Related Person, the matter will be referred to the Office of the General Counsel for review and consultation regarding the appropriate disposition of such transaction including, but not limited to, termination of the transaction, rescission of the transaction or modification of the transaction in a manner that would permit it to be ratified and approved.

Director Independence

The HSBC USA Inc. Corporate Governance Standards, together with the charters of the committees of the Board of Directors, provide the framework for HSBC USA’s corporate governance. Director independence is defined in the HSBC USA Inc. Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange. The HSBC USA Inc. Corporate Governance Standards are available on our website at www.hsbcusa.com or upon written request made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

According to the HSBC USA’s Inc. Corporate Governance Standards, a majority of the members of the Board of Directors must be independent. The composition requirement for each committee of the Board of Directors is as follows:

Committee	Independence/ Member Requirements

Audit Committee	Chair and all voting members
Fiduciary Committee	Chair and all voting members
Executive Committee	Chair and all voting members, other than the Chief Executive Officer

Ms. Disney and Messrs. Alfiero, Dalton, Hernandez and Jalkut are considered to be independent directors. Mr. Geoghegan currently serves as Group Chief Executive Officer at HSBC; Mr. Lawrence currently serves as President and Chief Executive Officer of HSBC USA and HBUS. Because of the positions held by Messrs. Geoghegan and Lawrence, they are not considered to be independent directors. Dr. Francis D. Fergusson was a director, the Chair of the Human Resources & Compensation Committee and a member of the Nominating & Governance Committee and the Executive Committee until May 2008. Mr. Donald K. Boswell was a director and a member of the Fiduciary Committee and the Human Resources & Compensation Committee until May 2008. Mr. James H. Cleave was a director and a member of the Audit Committee and the Executive Committee until May 2008. Mr. Peter Kimmelman was a director and a member of the Executive Committee until May 2008. Mr. Charles G. Meyer, Jr. was a director and a member of the Fiduciary Committee and the Nominating & Governance Committee until May 2008. Mr. James L. Morice was a director and a member of the Fiduciary Committee, the Executive Committee and the Human Resources & Compensation Committee until May 2008. Dr. Fergusson and Messrs. Boswell, Cleave, Kimmelman, Meyer and Morice were considered to be independent directors. Mr. Stuart T. Gulliver was a director until June 2008 and is currently a director of HSBC North America. Mr. Gulliver serves as Group Managing Director and Head of Global Banking and Markets and Global Asset Management at HSBC. Because of the position held by Mr. Gulliver, he was not considered to be an independent director.

See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2008 and 2007 was $9 million and $6 million, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.

Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed was $1 million for both fiscal years ended December 31, 2008 and 2007. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.

Tax Fees. Total fees billed by KPMG LLP for tax related services for the fiscal years ended December 31, 2008 and 2007 were $11 thousand and $22 thousand, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.

All Other. Other than those fees described above, there were no other fees billed for services performed by KPMG LLP during the fiscal years ended December 31, 2008 and December 31, 2007.

All of the fees described above were approved by HSBC USA’s audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 2, 2009 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

HSBC USA Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income (Loss)
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholders’ Equity
HSBC Bank USA, National Association and Subsidiaries:
Consolidated Balance Sheet
Notes to Financial Statements

(a)(2) Not applicable

(a)(3) Exhibits

3	(i)	Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc. Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000, Exhibit 3 to HSBC USA Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 9, 2000, Exhibits 3.2 and 3.3 to HSBC USA Inc. Current Report on Form 8-K dated March 30, 2005, filed with the Securities and Exchange Commission on April 4, 2005, Exhibit 3.2 to HSBC USA Inc. Current Report on Form 8-K dated October 11, 2005 and filed with the Securities and Exchange Commission on October 14, 2005 and Exhibit 3.1 to HSBC USA Inc. Current Report on Form 8-K dated May 16, 2006, filed with the Securities and Exchange Commission on May 22, 2006).
3	(ii)	By-Laws (incorporated by reference to Exhibit 3.3 of HSBC USA Inc.’s Current Report on Form 8-K dated February 20, 2009 and filed with the Securities and Exchange Commission on February 24, 2009).

4.1	Senior Indenture, dated as of March 31, 2006, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-133007, filed with the Securities and Exchange Commission on April 5, 2006).
4.2	Senior Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Bankers Trust Company, as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 1 to HSBC USA Inc. registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002, Exhibit 4.1 to HSBC USA Inc. Current Report on Form 8-K dated November 21, 2005 and filed with the Securities and Exchange Commission on November 28, 2005).
4.3	Subordinated Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Bankers Trust Company, as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HSBC USA Inc. registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002).
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc. Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 5, 2007).
21	Subsidiaries of HSBC USA Inc.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on page 232 of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 2nd day of March 2009.

HSBC USA INC.

By:	/s/ Paul J. Lawrence
Paul J. Lawrence
President & Chief Executive Officer

Each person whose signature appears below constitutes and appoints P.D. Schwartz and M.J. Forde as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this the 2nd day of March 2009.

Signature	Title

/s/ (M. F. GEOGHEGAN) (M. F. Geoghegan)	Chairman and Director

/s/ (P. J. LAWRENCE) (P. J. Lawrence)	President & Chief Executive Officer, Director (as Principal Executive Officer)

/s/ (S. H. ALFIERO) (S. H. Alfiero)	Director

/s/ (W. R. P. DALTON) (W. R. P. Dalton)	Director

/s/ (A. DISNEY) (A. Disney)	Director

/s/ (L. HERNANDEZ, JR.) (L. Hernandez, Jr.)	Director

/s/ (R. A. JALKUT) (R. A. Jalkut)	Director

/s/ (G. MATTIA) (G. Mattia)	Senior Executive Vice President and Chief Financial Officer

/s/ (J. R. SIMPSON) (J. R. Simpson)	Executive Vice President and Controller