Form 10-Q
period 2009-03-31
HSBC USA INC /MD/
filed 2009-05-11
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7436

HSBC USA Inc.
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation) 452 Fifth Avenue, New York, New York (Address of principal executive offices)	13-2764867 (I.R.S. Employer Identification No.) 10018 (Zip Code)
(212) 525-5000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At April 30, 2009, there were 711 shares of the registrant’s Common Stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

Form 10-Q

HSBC USA Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF (LOSS) INCOME (UNAUDITED)

Three Months Ended March 31,	2009	2008

	(in millions)

Interest income:
Loans	$1,546	$1,488
Securities	277	302
Trading assets	59	158
Short-term investments	24	131
Other	11	83

Total interest income	1,917	2,162

Interest expense:
Deposits	313	799
Short-term borrowings	19	99
Long-term debt	237	303

Total interest expense	569	1,201

Net interest income	1,348	961
Provision for credit losses	1,174	498

Net interest income after provision for credit losses	174	463

Other revenues (losses):
Credit card fees	357	229
Other fees and commissions	229	162
Trust income	32	33
Trading (loss) revenue	(154)	(709)
Net other-than-temporary impairment losses (includes $116 million of total losses less $78 million of losses on securities available for sale, recognized in other comprehensive income at March 31, 2009)	(38)	—
Other securities gains, net	47	84
Servicing and other fees from HSBC affiliates	34	54
Residential mortgage banking revenue	65	38
Gain on instruments designated at fair value and related derivatives	112	57
Other income (loss)	66	(33)

Total other revenues (losses)	750	(85)

Operating expenses:
Salaries and employee benefits	291	310
Support services from HSBC affiliates	423	290
Occupancy expense, net	63	64
Other expenses	195	156

Total operating expenses	972	820

(Loss) before income tax expense (benefit)	(48)	(442)
Income tax expense (benefit)	41	(164)

Net loss	$(89)	$(278)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2009	2008

	(in millions)

Assets
Cash and due from banks	$2,478	$2,972
Interest bearing deposits with banks	6,337	15,940
Federal funds sold and securities purchased under agreements to resell	15,660	10,813
Trading assets	28,872	31,292
Securities available for sale	22,981	24,908
Securities held to maturity (fair value of $2,999 million and $2,935 million at March 31, 2009 and December 31, 2008, respectively)	2,868	2,875
Loans	88,542	81,113
Less – allowance for credit losses	3,465	2,397

Loans, net	85,077	78,716

Loans held for sale (includes $925 million and $874 million designated under fair value option at March 31, 2009 and December 31, 2008, respectively)	4,710	4,431
Properties and equipment, net	558	559
Intangible assets, net	352	374
Goodwill	2,647	2,647
Other assets	9,229	10,042

Total assets	$181,769	$185,569

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$18,118	$17,663
Interest bearing (includes $2,549 million and $2,293 million designated under fair value option at March 31, 2009 and December 31, 2008, respectively)	66,115	67,903
Deposits in foreign offices:
Noninterest bearing	1,170	922
Interest bearing	29,927	32,550

Total deposits	115,330	119,038

Short-term borrowings	9,806	10,495
Long-term debt (includes $2,526 million and $2,627 million designated under fair value option at March 31, 2009 and December 31, 2008, respectively)	25,197	22,089

Total debt	150,333	151,622

Trading liabilities	12,764	16,323
Interest, taxes and other liabilities	4,885	4,907

Total liabilities	167,982	172,852

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 711 and 709 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	—	—
Additional paid-in capital	12,761	11,694
Retained earnings	152	245
Accumulated other comprehensive loss	(691)	(787)

Total common shareholder’s equity	12,222	11,152

Total shareholders’ equity	13,787	12,717

Total liabilities and shareholders’ equity	$181,769	$185,569

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2009	2008

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	—	—

Additional paid-in capital
Balance at beginning of period	11,694	8,123
Capital contributions from parent	1,067	1,010
Employee benefit plans and other	—	—

Balance at end of period	12,761	9,133

Retained earnings
Balance at beginning of period	245	1,901
Adjustment to initially apply fair value measurement and fair value option accounting, under SFAS 157 and 159, net of tax	—	113
Adjustment to initially apply FSP SFAS 115-2 and 124-2, net of tax	15	—

Balance at beginning of period, as adjusted	260	2,014
Net (loss)	(89)	(278)
Cash dividends declared on preferred stock	(19)	(23)

Balance at end of period	152	1,713

Accumulated other comprehensive ( loss)
Balance at beginning of period	(787)	(352)
Adjustment to initially apply FSP SFAS 115-2 and 124-2, net of tax	(15)	—

Balance at beginning of period, as adjusted	(802)	(352)
Net change in unrealized gains (losses), net of tax on:
Securities available for sale not other-than-temporarily impaired	79	(21)
Other-than-temporarily impaired securities available for sale (includes $116 million of total losses less $38 million of losses recognized in other revenues (losses))	(50)	—
Derivatives classified as cash flow hedges	76	(39)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	6	8
Foreign currency translation adjustments, net of tax	—	2

Other comprehensive income (loss), net of tax	111	(50)

Balance at end of period	(691)	(402)

Total shareholders’ equity	$13,787	$12,009

Comprehensive income (loss)
Net loss	$(89)	$(278)
Other comprehensive income (loss), net of tax	111	(50)

Comprehensive income (loss)	$22	$(328)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31	2009	2008

	(in millions)

Cash flows from operating activities
Net loss	$(89)	$(278)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, amortization and deferred taxes	227	(92)
Provision for credit losses	1,174	498
Other-than-temporarily impaired available for sale securities	38	—
Net change in other assets and liabilities	892	(2,033)
Net change in loans held for sale	(233)	522
Loans attributable to tax refund anticipation loans program:
Originations of loans	(9,000)	(12,552)
Sales of loans to HSBC Finance, including premium	8,989	12,530
Net change in trading assets and liabilities	(1,508)	—
Mark-to-market on financial instruments designated at fair value and related derivatives	(121)	2,405
Net change in fair value of derivatives and hedged items	(763)	6

Net cash (used in) provided by operating activities	(394)	1,006

Cash flows from investing activities
Net change in interest bearing deposits with banks	9,603	297
Net change in federal funds sold and securities purchased under agreements to resell	(4,847)	(71)
Securities available for sale:
Purchases of securities available for sale	(4,444)	(5,492)
Proceeds from sales of securities available for sale	3,064	11
Proceeds from maturities of securities available for sale	3,454	2,200
Securities held to maturity:
Purchases of securities held to maturity	(59)	(125)
Proceeds from maturities of securities held to maturity	66	153
Change in loans:
Originations, net of collections	9,902	7,408
Loans purchased from HSBC Finance	(4,599)	(5,161)
Bulk purchase of loans from HSBC Finance	(8,821)	—
Loans sold to third parties	1,824	—
Net cash used for acquisitions of properties and equipment	(17)	(24)
Other, net	345	75

Net cash (used in) investing activities	5,471	(729)

Cash flows from financing activities
Net change in deposits	(3,747)	3,972
Net change in short-term borrowings	(689)	(1,555)
Change in long-term debt:
Issuance of long-term debt	303	365
Repayment of long-term debt	(2,486)	(4,086)
Capital contribution from parent	1,067	1,010
Dividends paid	(19)	(23)

Net cash provided by (used in) financing activities	(5,571)	(317)

Net change in cash and due from banks	(494)	(40)
Cash and due from banks at beginning of period	2,972	3,567

Cash and due from banks at end of period	$2,478	$3,527

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$(368)	$1,634

Assumption of indebtedness from HSBC Finance related to the bulk loan purchase	$6,077	$—

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively “HUSI”), including its principal subsidiary HSBC Bank USA, National Association (“HSBC Bank USA”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominate practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC USA Inc. may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

During the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” and FASB Staff Position (FSP) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” In addition, we early adopted FSP SFAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” as well as FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” effective January 1, 2009. See Note 20, “New Accounting Pronouncements” for further details and related impact.

2.  Restructuring Activities

We continue to review our expense base in an effort to create a more streamlined organization, reduce expense growth and provide for future business initiatives. This review includes improving workforce management, consolidating certain functions where appropriate and increasing the use of global resourcing initiatives. The following summarizes the changes in the severance accrual relating to these activities during the three months ended March 31, 2009 and 2008:

	2009	2008

	(in millions)

Balance at January 1,	$19	$12
Costs recorded during the period	1	3
Costs paid during the period	(6)	(7)

Balance at March 31,	$14	$8

Also in November 2008, we announced that we would exit the wholesale/correspondent channel of our Residential Mortgage business and focus our attention on our retail sales channel. In connection with this decision, we recorded expense of $3 million relating to one-time termination benefits of which approximately $2 million were paid during the first quarter of 2009. No additional charges relating to this decision are anticipated in future periods.

HSBC USA Inc.

3.  Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	March 31,	December 31,
	2009	2008

	(in millions)

Trading assets:
U.S. Treasury	$271	$27
U.S. Government agency	246	271
U.S. Government sponsored enterprises(1)	197	521
Asset backed securities	1,555	1,698
Corporate and foreign bonds	2,034	1,614
Other securities	766	982
Precious metals	5,552	4,905
Fair value of derivatives	18,251	21,274

	$28,872	$31,292

Trading liabilities:
Securities sold, not yet purchased	$361	$406
Payables for precious metals	2,137	1,599
Fair value of derivatives	10,266	14,318

	$12,764	$16,323

(1)	Includes mortgage backed securities of $133 million and $328 million issued or guaranteed by the Federal National Mortgage Association (FNMA) and $64 million and $193 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009 and December 31, 2008, the fair value of derivatives included in trading assets have been reduced by $5.5 billion and $6.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties, consistent with the reporting requirements of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”).

At March 31, 2009 and December 31, 2008, the fair value of derivatives included in trading liabilities have been reduced by $13.0 billion and $11.8 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties, consistent with the reporting requirements of FSP FIN 39-1.

HSBC USA Inc.

4.  Securities

The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios are summarized in the following tables.

		Non-Credit
		Loss
		Component of
		OTTI	Unrealized	Unrealized
		Securities	Gains	Losses
	Amortized	Recorded	Recorded in	Recorded in	Fair
March 31, 2009	Cost	in AOCI	AOCI	AOCI	Value

	(in millions)

Securities available for sale:
U.S. Treasury	$2,251	$—	$107	$(6)	$2,352
U.S. Government sponsored enterprises:(1) Mortgage-backed securities	7,411	—	203	(28)	7,586
Direct agency obligations	323	—	5	(1)	327
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	2,632	—	93	(1)	2,724
Collateralized mortgage obligations	3,447	—	66	(1)	3,512
Direct agency obligations	778	—	26	(1)	803
Obligations of U.S. states and political subdivisions	724	—	5	(18)	711
Asset backed securities collateralized by:
Residential mortgages	1,350	(27)	1	(341)	983
Commercial mortgages	985	—	1	(189)	797
Home equity	794	(51)	—	(423)	320
Auto	127	—	—	(26)	101
Student loans	39	—	—	(9)	30
Other	27	—	1	—	28
Other domestic debt securities	993	—	6	(12)	987
Foreign debt securities	1,044	—	9	(5)	1,048
Equity securities(2)	672	—	—	—	672

Total available-for-sale securities	$23,597	$(78)	$523	$(1,061)	$22,981

Securities held to maturity:
U.S. Government sponsored enterprises:(3) Mortgage-backed securities	$1,899	$—	$124	$—	$2,023
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	130	—	12	—	142
Collateralized mortgage obligations	358	—	23		381
Obligations of U.S. states and political subdivisions	209	—	9	(2)	216
Asset backed securities collateralized by:
Residential mortgages	188	—	—	(35)	153
Foreign debt securities	84	—	—	—	84

Total held-to-maturity securities	$2,868	$—	$168	$(37)	$2,999

HSBC USA Inc.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

	(in millions)

Securities available for sale:
U.S. Treasury	$3,544	$154	$(12)	$3,686
U.S. Government sponsored enterprises(1)	11,271	187	(96)	11,362
U.S. Government agency issued or guaranteed	5,746	135	(6)	5,875
Obligations of U.S. states and political subdivisions	699	2	(31)	670
Asset-backed securities	3,462	—	(987)	2,475
Other domestic debt securities	144	7	(7)	144
Foreign debt securities	641	13	(9)	645
Equity securities(2)	52	—	(1)	51

Total	$25,559	$498	$(1,149)	$24,908

Securities held to maturity:
U.S. Government sponsored enterprises(3)	$1,892	$73	$(7)	$1,958
U.S. Government agency issued or guaranteed	495	23	(2)	516
Obligations of U.S. states and political subdivisions	217	8	(5)	220
Asset-backed securities	185	1	(31)	155
Foreign debt securities	86	—	—	86

Total	$2,875	$105	$(45)	$2,935

(1)	Includes securities of $3.5 billion and $5.1 billion issued or guaranteed by the Federal National Mortgage Association (FNMA) at March 31, 2009 and December 31, 2008, respectively, and $3.9 billion and $5.9 billion issued or guaranteed by Federal Home Loan Mortgage Corporation (FHLMC) at March 31, 2009 and December 31, 2008, respectively.

(2)	Includes securities issued by FNMA of $2 million at March 31, 2009 and December 31, 2008. Balances at March 31, 2009 and December 31, 2008 reflect other-than-temporary impairment charges of $203 million.

(3)	Includes securities of $.7 billion issued or guaranteed by FNMA at March 31, 2009 and December 31, 2008, and $1.2 billion issued and guaranteed by FHLMC at March 31, 2009 and December 31, 2008.

HSBC USA Inc.

A summary of gross unrealized losses and related fair values as of March 31, 2009 and December 31, 2008, classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
March 31, 2009	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available for sale:
U.S. Treasury	3	$(6)	$1,102	—	$—	$—
U.S. Government sponsored enterprises	61	(3)	323	74	(26)	955
U.S. Government agency issued or guaranteed	31	(2)	254	41	(1)	91
Obligations of U.S. states and political subdivisions	11	(2)	59	64	(16)	445
Asset backed securities	15	(55)	175	140	(933)	1,979
Other domestic debt securities	3	(11)	66	2	(1)	9
Foreign debt securities	2	—	10	4	(5)	60
Equity securities	2	—	2	—	—	—

Securities available for sale	128	$(79)	$1,991	325	$(982)	$3,539

Securities held to maturity:
U.S. Government sponsored enterprises	10	$—	$23	—	$—	$—
U.S. Government agency issued or guaranteed	99	—	3	—	—	—
Obligations of U.S. states and political subdivisions	45	(1)	27	6	(1)	8
Asset backed securities	—	—	—	12	(35)	146

Securities held to maturity	154	$(1)	$53	18	$(36)	$154

HSBC USA Inc.

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2008	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available for sale:
U.S. Treasury	5	$(12)	$1,251	—	$—	$—
U.S. Government sponsored enterprises	136	(42)	1,361	101	(54)	2,295
U.S. Government agency issued or guaranteed	97	(1)	576	41	(5)	237
Obligations of U.S. states and political subdivisions	36	(7)	226	53	(24)	333
Asset backed securities	51	(419)	1,099	110	(568)	1,330
Other domestic debt securities	3	(6)	71	1	(1)	4
Foreign debt securities	1	—	5	5	(9)	97
Equity securities	2	(1)	—	—	—	—

Securities available for sale	331	$(488)	$4,589	311	$(661)	$4,296

Securities held to maturity:
U.S. Government sponsored enterprises	18	$(2)	$113	7	$(5)	$132
U.S. Government agency issued or guaranteed	176	(2)	105	—	—	—
Obligations of U.S. states and political subdivisions	54	(5)	48	5	—	3
Asset backed securities	2	(10)	52	10	(21)	96

Securities held to maturity	250	$(19)	$318	22	$(26)	$231

Assessment for Other-Than-Temporary Impairment

On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment pursuant to FASB Staff Position No. SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP SFAS 115-1 and 124-1”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. The accounting literature requires us to assess whether the unrealized loss is other-than-temporary. Prior to the adoption of FASB Staff Position No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and 124-2”), unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available for sale securities, whereas unrealized losses related to held to maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available for sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded to earnings in their entirety. An unrealized loss was considered other than temporary if (i) it was not probable that the holder will collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and we did not have the positive intent and ability to hold the security until recovery or maturity.

We adopted FSP SFAS 115-2 and 124-2 effective January 1, 2009. FSP SFAS 115-2 and 124-2, which amended FSP SFAS 115-1 and 124-1, changed the recognition criteria and presentation of unrealized losses for available for sale

HSBC USA Inc.

and held to maturity debt securities that have suffered other-than-temporary impairment. Under FSP SFAS 115-2 and 124-2, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result of our adoption of FSP SFAS 115-2 and 124-2, the credit loss component of an other-than-temporary impairment write-down is recorded as a component of Net other-than-temporary impairment losses in the accompanying consolidated statement of (loss) income, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided we do not intend to sell the underlying debt security and it is “more likely than not” that we will not have to sell the debt security prior to recovery.

For all securities held in the available for sale or held to maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell, and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. Therefore, the non-credit portion of unrealized losses related to debt securities in these portfolios were recorded in other comprehensive income (loss). Debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 75% of total available for sale and held to maturity securities as of March 31, 2009. Therefore, our assessment for credit loss was concentrated on private label asset backed securities for which we evaluate for credit losses on a quarterly basis. We considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis. In general, a cash flow based recovery analysis is performed when the fair value of the debt security is below its amortized cost by more than 20% on a cumulative basis;

•	The level of credit enhancement provided by the structure, which includes but is not limited to credit subordination positions, excess spread, overcollateralization, protective triggers and financial guarantees provided by monoline wraps;

•	Changes in the near term prospects of the issuer or underlying collateral of a security such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excessive cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions of the issuer, the monoline insurer or the security such as credit downgrades by the rating agencies.

•	The expected length of time and the extent of continuing financial guarantee to be provided by the monoline insurers after announcement of downgrade or restructure.

We use a standard, market-based valuation model to measure the credit loss for available for sale and held to maturity securities. The valuation model captures the composition of the underlying collateral and the cash flow structure of the security. Management develops inputs to the model based on external analyst reports and forecasts and internal credit assessments. Significant inputs to the model include delinquencies, credit spreads, collateral types and related contractual features, estimated rates of default, loss given default and prepayment assumptions. Using the inputs, the model estimates cash flows generated from the underlying collateral and distributes those cash flows to respective tranches of securities considering credit subordination and other credit enhancement features. The projected future cash flows attributable to the debt security held are discounted using the effective interest rates determined at the original acquisition date if the security bears a fixed rate of return. The discount rate is adjusted for the floating index rate for securities which bear a variable rate of return, such as LIBOR-based instruments.

The excess of amortized cost over the present value of expected future cash flows, which represents the credit loss of a debt security, was $38 million as of March 31, 2009. The excess of the present value of discounted cash flows over fair value, which represents the non-credit component of the unrealized loss, was $78 million as of March 31, 2009. Since we do not have the intention to sell the securities and have sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component is reflected in earnings. The difference between the fair value estimate of the security and the present value of estimated future cash flows, which

HSBC USA Inc.

represents the non-credit component of the unrealized loss, is recorded, net of taxes, in other comprehensive income (loss).

The following table summarizes the roll-forward of credit losses on debt securities held by us for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

March 31,
2009

(in millions)

Credit losses at the beginning of the period	$5
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	38
Increase in credit losses for which an other-than-temporary impairment was previously recognized	—
Reductions of credit losses recognized prior to the sale of securities	—
Reductions of credit losses related to other than temporarily impaired securities for which we have recognized the non-credit loss in earnings because we have changed our intent not to sell or have to sell the security prior to recovery of amortized cost	—
Reductions of credit losses for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$43

At March 31, 2009, we held 155 individual asset-backed securities in the available for sale portfolio, of which 37 were also wrapped by a monoline insurance company. The asset backed securities backed by a monoline wrap comprised $429 million of the total aggregate fair value of asset-backed securities of $2.2 billion at March 31, 2009. The gross unrealized losses on these securities was $432 million at March 31, 2009. During the quarter, two monoline insurers were downgraded and as a result, we did not take into consideration the financial guarantee from those monoline insurers associated with certain securities. As of March 31, 2009, some of the securities which were wrapped by the monoline insurance companies which were downgraded in the first quarter of 2009 were deemed to be other-than-temporarily impaired.

At December 31, 2008, we held 161 individual asset-backed securities in the available for sale portfolio of which 37 were also wrapped by a monoline insurance company. These asset backed securities backed by a monoline wrap comprised $629 million of the total aggregate fair value of asset-backed securities of $2.4 billion at December 31, 2008. The gross unrealized losses on these securities was $404 million at December 31, 2008. As of December 31, 2008, we deemed these securities to be temporarily impaired as our analysis of the structure and our credit analysis of the monoline insurer resulted in the conclusion that it was probable we would receive all contractual cash flows from our investment, including amounts to be paid by the investment grade monoline insurers.

Gross unrealized losses within the available-for-sale and held-to-maturity portfolios decreased overall primarily due to sales of securities, but increased for asset backed securities during the first quarter of 2009 as the impact of wider credit spreads and continued reduced liquidity in many markets was only partially offset by decreases in interest rates. We have reviewed our securities on which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment described previously. During the first quarter of 2009, nine debt securities were determined to be other-than-temporarily impaired pursuant to FSP SFAS 115-2 and 124-2. As a result, we recorded an other-than-temporary impairment charge of $116 million during the three months ended March 31, 2009 on these investments. Consistent with FSP SFAS 115-2 and 124-2, the credit loss component of the applicable debt securities totaling $38 million was recorded as a component of Net other-than-temporary impairment losses in the accompanying consolidated statement of (loss) income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss).

HSBC USA Inc.

We do not consider any other securities to be other-than-temporarily impaired as we expect to recover the amortized cost basis of these securities, do not intend to sell and do not have to sell these securities prior to recovery. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

The following table summarizes realized gains and losses on investment securities transactions attributable to available for sale and held to maturity securities.

	Gross	Gross	Net
	Realized	Realized	Realized
	Gains	(Losses)	(Losses) Gains

	(in millions)

Three months ended March 31, 2009:
Securities available for sale	$61	$(52)	$9
Securities held to maturity:
Maturities, calls and mandatory redemptions	—	—	—

	$61	$(52)	$9

Year ended December 31, 2008:
Securities available for sale	$29	$(263)	$(234)
Securities held to maturity:
Maturities, calls and mandatory redemptions	—	—	—

	$29	$(263)	$(234)

HSBC USA Inc.

The amortized cost and fair values of securities available for sale and securities held to maturity at March 31, 2009, by contractual maturity are summarized in the table below. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available for sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at March 31, 2009, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2009. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

			After One		After Five
	Within		But Within		But Within		After Ten
	One Year		Five Years		Ten Years		Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	($ in millions)

Available for sale:
U.S. Treasury	$1,000	—%	$118	2.04%	$104	2.00%	$1,029	—%
U.S. Government sponsored enterprises	—	7.42	338	4.41	828	4.42	6,568	4.61
U.S. Government agency issued or guaranteed	—	—	8	4.52	282	4.94	6,560	3.22
Obligations of U.S. states and political subdivisions	—	—	—	—	207	5.02	517	5.01
Asset backed securities	—	—	231	3.75	174	3.88	2,878	3.79
Other domestic debt securities	24	3.86	866	2.30	—	—	103	6.80
Foreign debt securities	15	4.07	978	2.87	10	5.13	41	6.78

Total amortized cost	$1,039	0.15%	$2,539	2.93%	$1,605	4.38%	$17,696	3.73

Total fair value	$1,039		$2,524		$1,649		$17,097

Held to maturity:
U.S. Government sponsored enterprises	$—	7.44%	$21	6.06%	$28	6.17%	$1,850	5.87%
U.S. Government agency issued or guaranteed	—	7.19	1	7.41	6	8.85	481	6.34
Obligations of U.S. states and political subdivisions	13	5.76	37	5.11	33	4.73	126	5.11
Asset backed securities	—	—	—	—	—	—	188	5.80
Foreign debt securities	84	2.64	—	—	—	—	—	—

Total amortized cost	$97	3.08%	$59	5.49%	$67	5.71%	$2,645	5.91%

Total fair value	$97		$63		$73		$2,766

Investments in FHLB stock, FRB stock, and MasterCard Class B shares of $164 million, $382 million and $28 million, respectively, were included in other assets at March 31, 2009. Investments in FHLB stock, FRB stock and MasterCard Class B shares of $209 million, $349 million and $29 million, respectively, were included in other assets at December 31, 2008.

HSBC USA Inc.

5.  Loans

Loans consisted of the following:

	March 31,	December 31,
	2009	2008

	(in millions)

Commercial loans:
Construction and other real estate	$8,811	$8,885
Other commercial	25,471	28,544

Total commercial	34,282	37,429

Consumer loans:
HELOC and home equity mortgages	4,540	4,549
Other residential mortgages	15,437	17,948
Private label cards	15,623	17,074
Credit cards	14,024	2,137
Auto finance	3,037	154
Other consumer	1,599	1,822

Total consumer	54,260	43,684

Total loans	$88,542	$81,113

Secured financings of $1.2 billion and $5.1 billion at March 31, 2009 are secured by $1.5 billion and $6.1 billion of private label cards and credit cards, respectively. Secured financings of $1.2 billion at December 31, 2008 were secured by $1.6 billion of private label cards.

Purchased Loan Portfolios:

In January 2009, we purchased the General Motors MasterCard receivable portfolio (“GM Portfolio”) and the AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively from HSBC Finance. The aggregate purchase price for the GM and UP Portfolios was $12.2 billion, which included the transfer of approximately $6.1 billion of indebtedness, resulting in a cash consideration of $6.1 billion. The purchase price was determined based on independent valuation opinions. HSBC Finance retained the customer relationships and by agreement we will purchase additional loan originations generated under existing and future accounts from HSBC Finance on a daily basis at fair market value. HSBC Finance will continue to service the GM and UP Portfolios for us for a fee. The loans purchased were subject to the requirements of AICPA Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer,” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The following table summarizes the outstanding loan balances, the cash flows expected to be collected and the fair value of the loans to which SOP 03-3 has been applied:

	GM	UP
	Portfolio	Portfolio

	(in millions)

Outstanding contractual receivable balance at acquisition	$355	$399
Cash flows expected to be collected at acquisition	164	167
Basis in acquired receivables at acquisition	122	114

HSBC USA Inc.

The carrying amount of the loans to which SOP 03-3 has been applied at March 31, 2009 totaled $107 million and $96 million for the GM and UP Portfolios, respectively, and is included in credit card loans in the table above. The outstanding contractual balance at March 31, 2009 for these receivables is $198 million and $222 million for the GM and UP Portfolios, respectively. At March 31, 2009, no credit loss reserves for these credit card loans have been established as there has been no adverse change in anticipated future cash flows since these loans were purchased. There were no reclassifications to accretable yield from non-accretable yield during the three months ended March 31, 2009 as there was no change in the estimated cash flows to be collected on the underlying portfolios. The following summarizes the change in accretable yield associated with the portion of the GM and UP Portfolios to which SOP 03-3 has been applied in 2009:

Three Months Ended
March 31, 2009

(in millions)

Accretable yield at beginning of period	$(95)
Accretable yield amortized to interest income during the period	15
Reclassification from non-accretable difference	—

Accretable yield at end of period	$(80)

In January 2009, we also purchased $3 billion of auto finance loans (“Acquired Auto Finance Loans”) from HSBC Finance with an aggregate outstanding principal balance of $3.0 billion for a purchase price of $2.8 billion. HSBC Finance will continue to service the Acquired Auto Finance Loans for us for a fee. None of the Acquired Auto Finance Loans purchased were subject to the requirements of SOP 03-3 as all of the loans were current at the time of purchase.

Troubled Debt Restructurings:

Provision for credit losses on loans for which we have modified the terms of the loan as part of a troubled debt restructuring (“TDR Loans”), are determined in accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan” which requires a discounted cash flow analysis to assess impairment. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. The following table presents information about our TDR Loans:

	March 31,	December 31,
	2009	2008

	(in millions)

TDR Loans:
Commercial loans:
Construction and other real estate	$—	$—
Other commercial	—	5

Total commercial	—	5

Consumer loans:
Residential mortgages	65	38
Private label cards	173	156
Credit cards	141	13
Auto finance	—	—
Other consumer	—	—

Total consumer	379	207

Total TDR Loans	$379	$212

HSBC USA Inc.

	March 31,	December 31,
	2009	2008

	(in millions)

Allowance for credit losses for TDR Loans(1):
Commercial loans:
Construction and other real estate	$—	$—
Other commercial	—	—

Total commercial	—	—

Consumer loans:
Residential mortgages	9	6
Private label cards	32	29
Credit cards	21	3
Other consumer	—	—

Total consumer	62	38

Total Allowance for credit losses for TDR Loans	$62	$38

	Three Months Ended
	March 31,
	2009	2008

	(in millions)

Average balance of TDR Loans	$341	$179
Interest income recognized on TDR Loans	6	3

(1)	Included in the allowance for credit losses.

Concentrations of Credit Risk:

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

	March 31,	December 31,
	2009	2008

	(in millions)

Residential mortgage loans with high LTV and no mortgage insurance	$1,805	$1,889
Interest-only residential mortgage loans	3,793	4,247

Total	$5,598	$6,136

HSBC USA Inc.

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude loans held for sale.

	March 31,	December 31,
	2009	2008

	(in millions)

Closed end:
First lien	$15,437	$17,948
Second lien	716	756
Revolving:
Second lien	3,824	3,793

Total	$19,977	$22,497

Adjustable rate residential mortgage loans include mortgage loans which allow us to adjust pricing on the loan in line with market movements. At March 31, 2009 and December 31, 2008, we had approximately $9.5 billion and $10.2 billion, respectively, in adjustable rate residential mortgage loans. For the remainder of 2009, approximately $3.2 billion of adjustable rate residential mortgage loans will experience their first interest rate reset. In 2010, approximately $1.3 billion of adjustable rate residential mortgage loans will experience their first interest rate reset. A customer’s financial situation and the general interest rate environment at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after the adjustment.

6.  Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

Three Months Ended March 31	2009	2008

	(in millions)

Balance at beginning of period	$2,397	$1,414
Provision charged to income	1,174	498
Charge offs	(614)	(402)
Recoveries	71	73
Allowance related to bulk loan purchases from HSBC Finance	437	—

Balance at end of period	$3,465	$1,583

7.  Loans Held for Sale

Loans held for sale consisted of the following:

	March 31,	December 31,
	2009	2008

	(in millions)

Commercial loans:
Construction and other real estate	$—	$—
Other commercial	925	874

Total commercial	925	874

Consumer loans:
Residential mortgages	3,740	3,512
Other consumer	45	45

Total consumer	3,785	3,557

Total loans held for sale	$4,710	$4,431

HSBC USA Inc.

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as other commercial loans held for sale at March 31, 2009. The fair value of commercial loans held for sale under this program were $925 million and $874 million at March 31, 2009 and December 31, 2008, respectively, all of which are recorded at fair value. During the first quarter of 2009, the market value of these loans increased due to narrowing credit spreads. Refer to Note 11, “Fair Value Option” of the consolidated financial statements for additional information.

During the first quarter of 2009, we sold approximately $1.8 billion of prime adjustable and fixed rate residential mortgage loans which resulted in gains of $37 million. The gains and losses from the sale of residential mortgage loans is reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of (loss) income. We retained the servicing rights in relation to the mortgages upon sale.

Residential mortgage loans held for sale include sub-prime residential mortgage loans with a fair value of $1.0 billion and $1.2 billion at March 31, 2009 and December 31, 2008, respectively, and were acquired from unaffiliated third parties and from HSBC Finance, with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various governmental agencies.

Other consumer loans held for sale consist of student loans.

Excluding the commercial loans discussed above, loans held for sale are recorded at the lower of cost or fair value. The book value of loans held for sale exceeded fair value at March 31, 2009, resulting in an increase to the related valuation allowance. This was primarily a result of adverse conditions in the U.S. residential mortgage markets. The valuation allowance related to loans held for sale is presented in the following table.

Three Months Ended March 31	2009	2008

	(in millions)

Balance at beginning of period	$(869)	$(475)
Increase in allowance for net reductions in market value	(76)	(266)
Releases of valuation allowance for loans sold	45	15

Balance at end of period	$(900)	$(726)

Loans held for sale are subject to market risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenues associated with this economic hedging program, which are included in net interest income and trading (loss) revenues in the consolidated statement of (loss) income, were gains of $28 million for the three months ended March 31, 2009, compared with losses of $25 million for the three months ended March 31, 2008.

8.  Intangible Assets

Intangible assets consisted of the following:

	March 31,	December 31,
	2009	2008

	(in millions)

Mortgage servicing rights	$320	$341
Other	32	33

Intangible assets	$352	$374

HSBC USA Inc.

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

MSRs are subject to credit, prepayment and interest rate risk, in that their value will fluctuate as a result of changes in these economic variables. Interest rate risk is mitigated through an economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail in the 2008 Form 10-K.

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

Fair value of residential MSRs is calculated using the following critical assumptions:

	March 31,	December 31,
	2009	2008

Annualized constant prepayment rate (CPR)	40.60%	39.40%
Constant discount rate	11.16%	10.26%
Weighted average life	2.8 years	3.1 years

Residential MSRs activity is summarized in the following table:

Three Months Ended March 31	2009	2008

	(in millions)

Fair value of MSRs:
Beginning balance	$333	$489
Additions related to loan sales	28	30
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(25)	(21)
Realization of cash flows	(23)	(30)

Ending balance	$313	$468

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	March 31,	December 31,
	2009	2008

	(in millions)

Outstanding principal balances at period end	$47,200	$46,215

Custodial balances maintained and included in noninterest bearing deposits at period end	$1,016	$695

HSBC USA Inc.

Servicing fees collected are included in residential mortgage banking revenue and totaled $33 million and $31 million during the three months ended March 31, 2009 and 2008, respectively.

Commercial Mortgage Servicing Rights

Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $7 million and $8 million at March 31, 2009 and December 31, 2008, respectively.

Other Intangible Assets

Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $23 million and $24 million at March 31, 2009 and December 31, 2008, respectively, and customer lists in the amount of $9 million at March 31, 2009 and December 31, 2008.

9.  Goodwill

Goodwill was $2,647 million at March 31, 2009 and December 31, 2008. As a result of the continued deterioration in economic and credit conditions in the U.S., we performed an interim impairment test of the goodwill of our Global Banking and Markets reporting unit as of March 31, 2009. As a result of this test, the fair value of our Global Banking and Markets reporting unit continues to exceed its carrying value including goodwill. Our goodwill impairment testing performed for our Global Banking and Markets reporting unit, however, is highly sensitive to certain assumptions and estimates used. In the event of further significant deterioration in the economic and credit conditions beyond the levels already reflected in our cash flow forecasts occur, or changes in the strategy or performance of our business or product offerings occur, an additional interim impairment test will again be required.

10.  Derivative Financial Instruments

In our normal course of business, we enter into derivative contracts for market making and risk management purposes. For financial reporting purposes, a derivative instrument is designated in one of following categories: (a) financial instruments held for trading, (b) hedging instruments designated in a qualifying FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) hedge or (c) a non-qualifying economic hedge. The derivative instruments held are predominantly swaps, futures, options and forward contracts. All freestanding derivatives including bifurcated embedded derivatives are stated at fair value in accordance with SFAS 133. Where we enter into enforceable master netting arrangements with counterparties, the master netting arrangements permit us to net those derivative asset and liability positions and to offset cash collateral held and posted with the same counterparty.

Derivatives Held for Risk Management Purposes

Our risk management policy requires us to identify, analyze and manage risks arising from the activities conducted during our normal course of business. We use derivative instruments as an asset and liability management tool to manage our exposures in interest rate, foreign currency and credit risks in existing assets and liabilities, commitments and forecasted transactions. The accounting for changes in fair value of a derivative instrument will depend on whether the derivative has been designated and qualifies for SFAS 133 hedge accounting.

SFAS 133 hedge accounting requires detailed documentation that describes the relationship between the hedging instrument and the hedged item, including, but not limited to, the risk management objectives and hedging strategy, and the methods to assess the effectiveness of the hedging relationship. We designate derivative instruments to offset the fair value risk and cash flow risk arising from fixed-rate and floating-rate assets and liabilities as well as forecasted transactions. We assess the hedging relationships, both at the inception of the hedge and on an ongoing basis, using a regression approach, to determine whether the designated hedging instrument is highly effective in offsetting changes in the fair value or cash flows of the hedged item. We discontinue hedge accounting when we

HSBC USA Inc.

determine that a derivative is not expected to be effective going forward or has ceased to be highly effective as a hedge, the hedging instrument is terminated, or when the designation is removed by us.

Fair Value Hedges In the normal course of business, we hold fixed-rate loans and securities and issue fixed-rate senior and subordinated debt obligations. The fair value of fixed-rate (USD and non-USD denominated) assets and liabilities fluctuates in response to changes in interest rates or foreign currency exchange rates. We utilize interest rate swaps, interest rate forward and futures contracts and foreign currency swaps to minimize the effect on earnings caused by interest rate and foreign currency volatility.

For SFAS 133 reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net gains (losses) of approximately $4 million and $(0.3) million for the period ending March 31, 2009 and 2008, respectively, reported as other income (loss) in the consolidated statements of (loss) income, which represented the ineffective portion of all fair value hedges.

The changes in fair value of the hedged item designated in a SFAS 133 hedge are captured as an adjustment to the carrying value of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining term of the original hedge. We recorded basis adjustments for unexpired fair value hedges which (decreased) increased the carrying value of our debt by $(75) million and $38 million at March 31, 2009 and 2008, respectively. We amortized $1 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships for the periods ending March 31, 2009 and 2008.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(a)			Derivative Liabilities(a)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Derivatives in Statement 133 Fair Value Hedging Relationships
Interest rate contracts	Other assets	$294	$372	Interest, taxes & other liabilities	$127	$207

Total		$294	$372		$127	$207

(a)	The derivative assets and derivative liabilities presented above may be eligible for netting under FIN 39 and consequently may be shown net against a different line item on the consolidated balance sheet. The balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of (loss) income.

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
	Recognized in Income on	Income on Derivatives(a)
For the Period Ending March 31	Derivatives	2009	2008

		(in millions)

Derivatives in Statement 133 Fair Value Hedging Relationships
Interest rate contracts	Other income (loss)	$(12)	$12
Interest rate contracts	Interest income	16	1

Total		$4	$13

(a)	The gains and losses associated with the contracts were presented in multiple line on the consolidated statement of (loss) income as shown above.

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of (loss) income.

	Gain/(Loss) on		Gain (Loss) on Hedged		Gain (Loss) on		Gain (Loss) on Hedged
	Derivative		Items		Derivative		Items
	Interest	Other	Interest	Other	Interest	Other	Interest	Other
	Income	Income	Income	Income	Income	Income	Income	Income
	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense	(Expense)

	2009				2008
For the Period Ending March 31,

	(in millions)

Interest rate contracts/AFS Securities	$(7)	$64	$18	$(60)	$—	$(26)	$7	$26
Interest rate	—	(2)	—	—	—	—	1	—
contracts/commercial loans
Interest rate	23	(74)	(82)	76	1	38	(32)	(38)
contracts/subordinated debt

Total	$16	$(12)	$(64)	$16	$1	$12	$(24)	$(12)

Cash Flow Hedges We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in cash flows. We also hedge the variability in interest cash flows arising from on-line savings deposits. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows.

Changes in fair value associated with the effective portion of a derivative instrument designated as a cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in other comprehensive income (loss) is released into the corresponding income or expense account. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative will continue to be reported in other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into profit or loss. For the three months ending March 31, 2009 and 2008, $17 million and $19 million of losses, respectively, related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from other comprehensive income (loss).

HSBC USA Inc.

During the next twelve months, we expect to amortize $38 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the balance sheet.

	Derivative Assets(a)			Derivative Liabilities(a)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2009	2008	Location	2009	2008

	(in millions)

Derivatives in Statement 133 Cash Flow Hedging Relationships
Interest rate contracts	Other assets	$2	$5	Interest, taxes & other liabilities	$176	$212

Total		$2	$5		$176	$212

(a)	The derivative assets and derivative liabilities presented above may be eligible for netting under FIN 39 and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges and their locations on the income statement.

						Location of
						Gain or (Loss)
			Location of			Recognized in Income
			Gain or (Loss)			the Derivative	Gain (Loss)
			Reclassified from	Gain (Loss)		(Ineffective	Reclassed from
	Gain (Loss)		Accumulated	Reclassified from		Portion and Amount	Accumulated OCI
	Recognized in OCI on		OCI into	Accumulated		Excluded from	into Income
	Derivative		Income	OCI into Income		Effectiveness	(Ineffective
	(Effective Portion)		(Effective Portion)	(Effective Portion)		Testing	Portion)

For the Period Ending March 31	2009	2008		2009	2008		2009	2008

	(in millions)

Interest rate contracts	$26	$(58)	Other income (loss)	$17	$19	Other income (loss)	$7	$(1)
Foreign exchange	—	(8)	Other income (loss)	—	—	Other income (loss)	—	—
contracts

Total	$26	$(66)		$17	$19		$7	$(1)

Trading and Other Derivatives

We enter into derivative instruments for short-term profit taking purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized as Trading (Loss) Revenue. Credit losses arising from counterparty risks on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue (loss).

Derivative instruments designated as economic hedges that do not qualify for SFAS 133 hedge accounting are recorded in a similar manner as derivative instruments held for trading. Realized and unrealized gains and losses are recognized in other income (loss) while the derivative asset or liability positions are reflected as other assets or other

HSBC USA Inc.

liabilities. As of March 31, 2009, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio and certain own debt issuances. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss). In addition, we also designated certain forward purchase or sale of to-be-announced (TBA) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the balance sheet.

	Derivative Assets(a)			Derivative Liabilities(a)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2009	2008	Location	2009	2008

	(in millions)

Other Derivatives not Designated as Hedging Instruments under Statement 133
Interest rate contracts	Trading assets	$50,433	$59,861	Trading Liabilities	$50,507	$60,104
Foreign exchange contracts	Trading assets	17,909	24,437	Trading Liabilities	17,547	23,890
Equity contracts	Trading assets	3,282	2,981	Trading Liabilities	3,209	2,848
Precious Metals contracts	Trading assets	2,111	2,667	Trading Liabilities	1,946	2,255
Credit contracts	Trading assets	58,330	64,341	Trading Liabilities	58,459	64,032
Other	Trading assets	84	55	Trading Liabilities	21	7

Total		$132,149	$154,342		$131,689	$153,136

The following table presents the fair value of derivative instruments held for other purposes and their location on the balance sheet.

	Derivative Assets(a)			Derivative Liabilities(a)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2009	2008	Location	2009	2008

	(In millions)

Other Derivatives not Designated as Hedging Instruments under Statement 133
Interest rate contracts	Other assets	$633	$794	Interest, taxes & other liabilities	$6	$6
Foreign exchange contracts	Other assets	1	1	Interest, taxes & other liabilities	33	42
Equity contracts	Other assets		2	Interest, taxes & other liabilities	229	244
Credit contracts	Other assets	176	210	Interest, taxes & other liabilities	10	70

Total		$810	$1,007		$278	$362

(a)	The derivative assets and derivative liabilities presented above may be eligible for netting under FIN 39 and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the statement of (loss) income.

		Amount of Gain
	Location of Gain	(Loss) Recognized in
	(Loss) Recognized in	Income on Derivatives
For the Three Months Ended March 31,	Income on Derivatives	2009	2008

		(in millions)

Trading Derivatives not Designated as Hedging Instruments under Statement 133
Interest rate contracts	Trading (loss) revenue	$96	$(259)
Foreign exchange contracts	Trading (loss) revenue	81	415
Equity contracts	Trading (loss) revenue	(10)	291
Precious Metals contracts	Trading (loss) revenue	20	93
Credit contracts	Trading (loss) revenue	(634)	(603)
Other	Trading (loss) revenue	42	0

Total		$(405)	$(63)

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the statement of (loss) income.

	Location of Gain (Loss)
	Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Derivatives
For the Three Months Ended March 31,	Derivatives	2009	2008

		(in millions)

Other Derivatives not Designated as Hedging Instruments under Statement 133
Interest rate contracts	Other income (loss)	$(138)	$127
Foreign exchange contracts	Other income (loss)	6	83
Equity contracts	Other income (loss)	(1)	(106)
Credit contracts	Other income (loss)	(9)	(4)

Total		$(142)	$100

Credit-Risk-Related Contingent Features We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured products transaction. As of March 31, 2009, we were given credit ratings of AA and Aa3 by S&P and Moody’s respectively. We were given a short-term debt rating at March 31, 2009 of A-1+ and P-1 by S&P and Moody’s respectively. If our credit ratings were to fall below our current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches as well as whether the downgrade is in relation to our long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of March 31, 2009, is $18 billion for which we have posted collateral of $15 billion in the normal course of business.

In the event of a credit downgrade, we do not expect our long-term ratings to go below A2 and A+ and our short-term ratings to go below P-2 and A-1 by Moody’s and S&P, respectively. The following tables summarize our obligation to post additional collateral (from the current collateral level) in certain hypothetical “commercially reasonable” downgrade scenarios. It is not appropriate to accumulate or extrapolate information presented in the

HSBC USA Inc.

table below to determine our total obligation because the information presented to determine our obligation in hypothetical rating scenarios is not mutually exclusive.

Moody’s

	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2

	(in millions)

P-1	$0	269	625
P-2	692	926	1,039

S&P

	Long-Term Ratings
Short-Term Ratings	AA	AA-	A+

	(in millions)

A-1+	$0	3	258
A-1	439	441	697

We would be required to post $488 million of additional collateral on a total return swaps if we are not rated by any two of the rating agencies at least A-1 (Moody’s), A+ (Fitch), A+ (S&P), or not rated A (high) by DBRS.

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	As of
	March 31, 2009	December 31, 2008

	(in millions)

Interest rate:
Futures and forwards	$287,451	$281,584
Swaps	1,426,040	1,593,440
Options written	92,206	99,858
Options purchased	93,585	90,286

	1,899,282	2,065,168
Foreign Exchange:
Swaps, futures and forwards	505,296	560,167
Options written	35,642	31,154
Options written	35,752	31,394
Spot	38,323	36,229

	615,013	658,944
Commodities, equities and precious metals:
Swaps, futures and forwards	33,216	35,093
Options written	14,183	14,425
Options purchased	13,765	13,521

	61,164	63,039
Credit derivatives	914,475	968,260

Total	$3,489,934	$3,755,411

HSBC USA Inc.

11.	Fair Value

HSBC complies with International Financial Reporting Standards for its financial reporting. We have elected to apply the fair value option to selected financial instruments under FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”) to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply the fair value option (“FVO”) reporting to commercial leveraged acquisition finance loans and unfunded commitments which are classified as held for sale, certain fixed rate long-term debt issuances, and hybrid instruments which include all structured notes and structured deposits which contained embedded derivatives. Changes in fair value for these assets and liabilities which are accounted for under FVO are reported as a Gain on instruments at fair value and related derivatives in the consolidated statement of (loss) income.

Loans We elected to apply FVO to all commercial leveraged acquisition finance loans and unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of March 31, 2009, commercial leveraged acquisition finance loans and unfunded commitments of $925 million carried at fair value had an aggregate unpaid principal balance of $1,347 million. As of December 31, 2008, commercial leveraged acquisition finance loans and unfunded commitments of $874 million carried at fair value had an aggregate unpaid principal balance of $1,320 million. These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of (loss) income. Changes in fair value of these loans resulted in a gain of $35 million and a loss of $141 million during the three months ended March 31, 2009 and 2008, respectively, which is included in gain on instruments designated at fair value and related derivatives in the consolidated statement of (loss) income. Because substantially all of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk.

As of March 31, 2009 and December 31, 2008, no loans for which the fair value option has been elected are 90 days or more past due or are on non-accrual status.

Long-Term Debt (Own Debt Issuances) We elected to apply FVO for fixed rate long-term debt for which we had applied SFAS 133 fair value hedge accounting. The election allows us to achieve similar hedge accounting effect without meeting the vigorous SFAS 133 hedge accounting requirements. We measure the fair value of the debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributable to changes of our own credit risk and the interest rate.

Fixed rate debt accounted for under FVO at March 31, 2009 totaled $1,466 billion and had an aggregate unpaid principal balance of $1,750 million. Fixed rate debt accounted for under FVO at December 31, 2008 totaled $1,668 billion and had an aggregate unpaid principal balance of $1,750 million.

During the three months ended March 31, 2009 and 2008, we recorded a gain of $202 million and $56 million, respectively, resulting from changes in the fair value of the fixed rate debt accounted for under FVO which is included in gain on instruments designated at fair value and related derivatives in the consolidated statement of (loss) income. Changes in our own credit risk accounted for $111 million gain in addition to a $91 million gain attributable to changes in the benchmark interest rate. Interest paid on the fixed rate debt elected for FVO is recorded as interest expense in the consolidated statement of (loss) income.

Hybrid Instruments Upon adoption of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), we elected to measure all hybrid instruments issued after January 1, 2006 that contain embedded derivatives which should be bifurcated from the debt host at fair value. Such election has reduced the differences between IFRSs and U.S. GAAP. SFAS No. 159 has incorporated accounting requirements similar to SFAS No. 155 and because SFAS No. 159 has a broader application than SFAS No. 155, we elected the fair value option available under SFAS No. 159 to all hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006.

As of March 31, 2009, interest bearing deposits in domestic offices included $2,548 million of structured deposits accounted for under FVO which had an unpaid principal balance of $2,600 million. Long-term debt at March 31,

HSBC USA Inc.

2009 included structured notes of $1,060 million accounted for under FVO which had an unpaid principal balance of $1,338 million. As of December 31, 2008, interest bearing deposits in domestic offices included $2,293 million of structured deposits accounted for under FVO which had an unpaid principal balance of $2,386 million. Long-term debt at December 31, 2008 included structured notes of $959 million accounted for under FVO which had an unpaid principal balance of $1,242 million. Interest incurred was recorded as interest expense in the consolidated statement of (loss) income. As a result of remeasuring structured deposits and structured notes at fair value, we recorded a gain of $16 million and $72 million during the three months ended March 31, 2009 and 2008, respectively, as a component of gain on instruments designated at fair value and related derivatives in the consolidated statement of (loss) income. Changes in our own credit risk accounted for $28 million and $37 million of the gain during the three months ended March 31, 2009 and 2008, respectively.

Components of Gain on instruments at fair value and related derivatives Gain on instruments at fair value and related hedges includes the changes in fair value related to both interest and credit risk as well as the mark-to-market adjustment on derivatives related to the debt designated at fair value and net realized gains or losses on these derivatives. The components of gain on instruments at fair value and related derivatives related to the changes in fair value of fixed rate debt accounted for under FVO are as follows:

Three Months Ended March 31, 2009	Loans	Long -Term Debt	Hybrid Instruments	Total

		(in millions)

Interest rate component	$—	$91	$(12)	$79
Credit risk component	35	111	28	174

Total mark-to-market on financial instruments designated at fair value	35	202	16	253
Mark-to-market on the related derivatives	—	(167)	77	(90)
Net realized gain (losses) on the related derivatives	—	14	(65)	(51)

Gain (loss) on instruments designated at fair value and related derivatives	$35	$49	$28	$112

Three Months Ended March 31, 2008	Loans	Long -Term Debt	Hybrid Instruments	Total

		(in millions)

Interest rate component	$—	$(81)	$80	$(1)
Credit risk component	(141)	137	37	33

Total mark-to-market on financial instruments designated at fair value	(141)	56	117	32
Mark-to-market on the related derivatives	—	100	(156)	(56)
Net realized gain (losses) on the related derivatives	—	5	76	81

Gain (loss) on instruments designated at fair value and related derivatives	$(141)	$161	$37	$57

HSBC USA Inc.

12.	Income Taxes

The following table presents our effective tax rates.

Three Months Ended March 31	2009		2008

Statutory federal income tax rate	(35.0)%	$(17)	(35.0)%	$(155)
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	11.5	5	1.4	6
Sale of minority stock interest	154.6	74	—	—
Tax exempt income	(8.0)	(4)	(.9)	(4)
Validation of deferred tax balances	—	—	(.7)	(3)
Low income housing and other tax credits	(32.2)	(15)	(3.0)	(13)
Effects of foreign operations	12.3	6	2.2	10
Uncertain tax provision	(4.7)	(2)	(.9)	(4)
IRS Audit Effective Settlement	(17.1)	(8)	—	—
State rate change effect on net deferred tax assets	4.7	2	—	—
Other	(.7)	—	(.2)	(1)

Effective tax rate	85.4%	$41	(37.1)%	$(164)

In March, as part of a corporate restructuring within HSBC’s Private Banking business, our 5.24% indirect interest in HSBC Private Bank (Suisse) S.A. to HSBC Private Bank Holdings (Suisse) S.A., the majority shareholder, for cash proceeds of $350 million. A gain of $33 million was reported on the books. For US tax purposes, the transaction is treated as a dividend in the amount of the sale proceeds to the extent of PBRS’ earnings and profits.

The Internal Revenue Service’s audit of our 2004 and 2005 federal income tax returns was effectively settled during the quarter, resulting in an $8 million decrease in tax expense. We are currently under audit by various state and local tax jurisdictions, and although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact on our uncertain tax positions at this time. The Internal Revenue Service will begin its audit of our 2006 and 2007 returns in the second quarter.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating losses. Our net deferred tax assets, net of both deferred tax liabilities and valuation allowances, totaled $1.5 billion and $1.4 billion as of March 31, 2009 and December 31, 2008, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any carryback availability. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period.

Based on our forecasts of future taxable income, which include assumptions about the depth and severity of further home price depreciation and the U.S. recession, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize substantially all of our deferred tax assets. Since the recent market conditions have created significant downward pressure and volatility on our near-term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they are fully committed and have the capacity to provide such support. In considering only the expected benefits of tax planning strategies, it is more likely than not that the deferred tax asset would be fully realized before the end of the applicable carryforward period. Absent the capital support from HSBC and

HSBC USA Inc.

implementation of the related tax planning strategies, we would be required to record a valuation allowance against our deferred tax assets.

We are included in HSBC North America’s consolidated Federal income tax return and in various state income tax returns. We have entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which govern the timing and the current amount of taxes to be paid or received by the various entities. The evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America legal entity level and considers our activities and performance together with the tax planning strategies identified in reaching a conclusion on recoverability.

If future events differ from our current forecasts, a valuation allowance may need to be established which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a valuation allowance, including the consideration of the prudence and feasibility of the various tax planning strategies, some of which rely on the level of capital support from HSBC.

13.	Pensions and other Post Retirement Benefits

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC USA Inc.:

Three Months Ended March 31,	2009	2008

	(in millions)

Service cost – benefits earned during the period	$7	$8
Interest cost on projected benefit obligation	18	19
Expected return on assets	(13)	(22)
Recognized losses	9	—

Pension expense	$21	$5

Pension expense increased during the first quarter of 2009 due to the amortization of a portion of the actuarial losses incurred by the plan as a result of the volatile capital markets that occurred in 2008.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

Three Months Ended March 31,	2009	2008

	(in millions)

Service cost – benefits earned during the period	$—	$—
Interest cost	1	1
Recognized losses	1	—
Transition amount amortization	(1)	1

Net periodic postretirement benefit cost	$1	$2

HSBC USA Inc.

14.	Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms. All extensions of credit by HSBC Bank USA to other HSBC affiliates (other than FDIC-insured banks) are legally required to be secured by eligible collateral. The following table presents related party balances and the income and expense generated by related party transactions:

	March 31,	December 31,
	2009	2008

	(in millions)

Assets:
Cash and due from banks	$209	$157
Interest bearing deposits with banks	233	138
Federal funds sold and securities purchased under resale agreements	989	346
Trading assets(1)	24,720	32,445
Loans	2,044	2,586
Other	1,210	733

Total assets	$29,405	$36,405

Liabilities:
Deposits	$9,427	$10,285
Trading liabilities(1)	29,256	36,589
Short-term borrowings	1,986	1,831
Other	185	162

Total liabilities	$40,854	$48,867

(1)	Trading assets and liabilities exclude the impact of netting in accordance with FASB Interpretation No. 39 and FSP FIN 39-1.

Three Months Ended March 31	2009	2008

	(in millions)

Interest income	$47	$56
Interest expense	7	31

Net interest income (loss)	$40	$25

HSBC affiliate income:
Fees and commissions:
HSBC	(3)	26
HSBC Finance	6	6
HSBC Markets (USA) Inc. (“HMUS”)	2	3
Other HSBC affiliates	13	2
Gains on sales of refund anticipation loans to HSBC Finance	10	12
Other HSBC affiliates income	6	5

Total affiliate income	$34	$54

Support services from HSBC affiliates:
HSBC Finance	189	121
HMUS	71	54
HSBC Technology & Services (USA) Inc. (“HTSU”)	111	63
Other HSBC affiliates	52	52

Total support services from HSBC affiliates	$423	$290

HSBC USA Inc.

Transactions Conducted with HSBC Finance Corporation

•	In January 2009, we purchased the GM and UP Portfolios from HSBC Finance with an outstanding principal balance of $6.3 billion and $6.1 billion, respectively, at the time of sale, at a total net premium of $113 million. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance retained the customer account relationships associated with these credit card portfolios. On a daily basis we purchase all new credit card loan originations for the GM and UP Portfolios from HSBC Finance. During the three months ended March 31, 2009, we purchased $4.2 billion of GM and UP loan originations at fair market value as determined by an independent third party. HSBC Finance continues to service these credit card loans for a fee. Fees paid relating to the servicing of these loans totaled $55 million for the three months ended March 31, 2009. At March 31, 2009, HSBC Finance was servicing GM and UP loans for us with an outstanding principal balance of $5.9 billion and $6.0 billion, respectively.

•	In January 2009, we also purchased certain auto finance loans with an outstanding principal balance of $3.0 billion from HSBC Finance at the time of sale, with a total net discount of $226 million. Discounts are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance continues to service the auto finance loans for us for a fee. Fees paid relating to the servicing of these loans totaled $14 million for the three months ended March 31, 2009. At March 31, 2009, HSBC Finance was servicing auto finance loans for us of $2.6 billion.

•	We purchased $1 billion and $1.1 billion of other credit card receivables originated by HSBC Finance during the three months ended March 31, 2009 and 2008, respectively, at fair market value, as determined by an independent third party. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance continues to service the customer receivables and charges us a servicing fee. Fees paid relating to the servicing of these credit card receivables during the three months ended March 31, 2009 and 2008 totaled $16 million and $11 million, respectively. At March 31, 2009 and December 31, 2008, HSBC Finance was servicing $1.9 billion and $2.0 billion, respectively, of credit card receivables.

•	We purchased $3.6 billion and $4.5 billion of private label credit card receivables originated by HSBC Finance during the three months ended March 31, 2009 and 2008, respectively, at fair market value, as determined by an independent third party. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance continues to service the customer receivables and charge us a servicing fee. Fees paid relating to the servicing of private label credit card receivables during the three months ended March 31, 2009 and 2008 totaled $93 million and $96 million, respectively. At March 31, 2009 and December 31, 2008, HSBC Finance was servicing $15.5 billion and $17.1 billion, respectively, of private label credit card receivables.

•	Support services from HSBC affiliates include charges by HSBC Finance under various service level agreements for loan origination and servicing, including the servicing of the portfolios previously discussed, as well as other operational and administrative support. Fees paid for these services totaled $189 million and $121 million for the three months ended March 31, 2009 and 2008, respectively.

•	In the second quarter of 2008, HSBC Finance launched a new program with HSBC Bank USA to sell loans originated in accordance with the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) underwriting criteria to HSBC Bank USA who then sells them to Freddie Mac under its existing Freddie Mac program. During the three months ended March 31, 2009, $51 million of real estate secured loans were purchased by HSBC Bank USA under this program, with a total premium of $1 million. This program was discontinued in February 2009 as a result of the decision to discontinue new receivable originations in HSBC Finance’s Consumer Lending business.

•	At March 31, 2009 and December 31, 2008, HSBC Finance was servicing $785 million and $877 million, respectively, of private label commercial and closed end loans. HSBC Finance continues to service the customer receivables and charge us a servicing fee. Fees paid relating to the servicing of private label commercial and closed end loans receivables for the three months ended March 31, 2009 and 2008 totaled $3 million and $4 million, respectively.

HSBC USA Inc.

•	Our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), are the originating lenders for a federal income tax refund anticipation loan program for clients of third party tax preparers, which are managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD process applications, fund and subsequently sell these loans to HSBC Finance. HSBC Bank USA and HTCD originated approximately $9 billion and $13 billion during the three months ended March 31 2009 and 2008, respectively, that were sold to HSBC Finance. This resulted in gains of $10 million and $12 million during the three months ended March 31 2009 and 2008, respectively.

•	Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at March 31, 2009 or December 31, 2008.

•	We extended a secured $1.5 billion uncommitted credit facility to HSBC Finance in December 2008. This is a 364 day credit facility and there were no balances outstanding at March 31, 2009 or December 31, 2008.

•	We extended a $1.0 billion committed credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2008. This is a 364 day credit facility and there were no balances outstanding at March 31, 2009 or December 31, 2008.

•	We service a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.8 billion and $2.0 billion at March 31, 2009 and December 31 2008, respectively. The related servicing fee income was $2 million and 3 million during the three months ended March 31 2009 and 2008, respectively.

•	HSBC Finance services a portfolio of residential mortgage loans for us with an outstanding principal balance of $2.0 billion and $2.1 billion at March 31, 2009 and December 31, 2008, respectively. Fees paid relating to the servicing of this portfolio totaled $1 million and $2 million for the three months ended March 31, 2009 and 2008, respectively.

Transactions Conducted with HMUS

We utilize HSBC Securities (USA) Inc. (“HSI”) for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $2.9 billion, of which $1.3 billion and $1.5 billion was outstanding at March 31, 2009 and December 31, 2008, respectively. Interest income on these loans and lines for the three months ended March 31, 2009 and 2008 totaled $11 million and $8 million, respectively.

Other Transactions with HSBC Affiliates

In March 2009, we sold an equity investment in HSBC Private Bank (Suisse) SA (“PBRS”) to another HSBC affiliate for cash, resulting in a gain of $33 million in the first quarter of 2009.

We have an unused line of credit with HSBC Bank plc of $2.5 billion at March 31, 2009 and December 31, 2008.

We have extended loans and lines of credit to various other HSBC affiliates totaling $1.7 billion, of which $615 million and $715 million was outstanding at March 31, 2009 and December 31, 2008, respectively. Interest income on these lines for the three months ended March 31, 2009 and 2008 totaled $3 million and $1 million, respectively.

HSBC USA Inc.

Historically, we have provided support to several HSBC affiliate sponsored asset backed commercial paper (ABCP) conduits by purchasing A-1/P-1 rated commercial paper issued by them. We have continued to provide support to these conduits by purchasing ABCP. At March 31, 2009 and December 31, 2008, no ABCP was held.

We utilize other HSBC affiliates primarily for treasury and traded markets services and, to a lesser extent, for global resourcing initiatives. Fees billed to us for these services are included in support services from HSBC affiliates and totaled $72 million and $62 million during the three months ended March 31, 2009 and 2008, respectively.

We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative receivables related to these contracts was approximately $760 billion and $904 billion at March 31, 2009 and December 31, 2008, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $25 billion and $32 billion at March 31, 2009 and December 31, 2008, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (LSS) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HSBC Bank USA by transferring the volatility to the affiliate.

Technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services in North America are centralized within HSBC Technology and Services (USA) Inc. (“HTSU.”) Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of (loss) income.

Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 13, “Pension and Other Postretirement Benefits” of the consolidated financial statements.

Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was approximately $18 million and $17 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, our share of compensation cost related to nonvested stock compensation plans was approximately $61 million, which is expected to be recognized over a weighted-average period of 1.4 years. A description of these stock compensation plans can be found in Note 24, “Share-based Plans,” of the 2008 Form 10-K.

15.	Business Segments

We have five distinct segments that we utilize for management reporting and analysis purposes, which are generally based upon customer groupings, as well as products and services offered.

Our segment results are presented under International Financial Reporting Standards (“IFRSs”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees are made almost exclusively on an IFRSs basis since we report results to our parent, HSBC in accordance with its reporting basis, IFRSs.

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

HSBC USA Inc.

Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from this activity or the relationship of this activity to other segment activity. For segment reporting purposes, these inter-segment transactions are accounted for as if they were with third parties and have not been eliminated.

Results for each segment on an IFRSs basis, as well as a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals, are provided in the following tables. Descriptions of the significant differences between IFRSs and U.S. GAAP that impact our results follow the tables.

	IFRSs Consolidated Amounts
				Global					(4)	(5)	U.S. GAAP
				Banking and			Intersegmental		IFRSs	IFRSs	Consolidated
	PFS	CF	CMB	Markets	PB	Other	Revenue	Total	Adjustments	Reclassifications	Totals

	(in millions)

Three months ended March 31, 2009

Net interest income(1)	$187	$529	$176	$232	$42	$1	$(11)	$1,156	$102	$90	$1,348

Other operating income	40	81	81	221	33	156	11	623	99	28	750

Total operating income (loss)	227	610	257	453	75	157	—	1,779	201	118	2,098

Loan impairment charges(3)	200	554	81	229	(3)	—	—	1,061	214	(101)	1,174

	27	56	176	224	78	157	—	718	(13)	219	924

Operating expenses(2)	296	14	154	199	59	13	—	735	18	219	972

Profit (loss) before tax expense	(269)	42	22	25	19	144	—	(17)	(31)	—	(48)

Tax expense (benefit)	(95)	15	8	9	7	149	—	93	(52)	—	41

Net income (loss)	$(174)	$27	$14	$16	$12	$(5)	$—	$(110)	$21	$—	$(89)

Balances at end of period:

Total assets	$25,747	$32,897	$18,830	$230,214	$4,890	$111	$—	$312,689	$(129,683)	$(1,237)	$181,769

Total loans	20,674	31,240	17,331	39,171	4,080	—	—	112,496	(5,523)	(13,721)	93,252

Goodwill	876	—	368	497	326	—	—	2,067	580	—	2,647

Total deposits	47,525	36	21,018	35,247	11,486	2	—	115,314	(5,343)	5,359	115,330

Three months ended March 31, 2008

Net interest income(1)	$247	$294	$184	$122	$49	$2	$(106)	$792	$(5)	$174	$961

Other operating income	226	93	71	(717)	43	164	106	(14)	—	(71)	(85)

Total operating income (loss)	473	387	255	(595)	92	166	—	778	(5)	103	876

Loan impairment charges(3)	59	368	47	42	(3)	—	—	513	(3)	(12)	498

	414	19	208	(637)	95	166	—	265	(2)	115	378

Operating expenses(2)	280	17	144	203	61	—	—	705	—	115	820

Profit (loss) before tax expense	134	2	64	(840)	34	166	—	(440)	(2)	—	(442)

Tax expense (benefit)	51	1	25	(318)	13	64	—	(164)	—	—	(164)

Net income (loss)	$83	$1	$39	$(522)	$21	$102	$—	$(276)	$(2)	$—	$(278)

Balances at end of period:

Total assets	$35,931	$20,722	$20,923	$217,692	$5,626	$379	$—	$301,273	$(106,146)	$(3,406)	$191,721

Total loans	28,893	20,266	18,924	28,868	4,834	—	—	101,785	(858)	(8,262)	92,665

Goodwill	924	—	368	497	326	—	—	2,115	586	—	2,701

Total deposits	44,138	39	19,124	44,192	12,759	2	—	120,254	(3,653)	3,541	120,142

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(5)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

HSBC USA Inc.

Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Basis of Reporting.” A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net interest income

Deferred loan origination costs and fees – Certain loan fees and incremental direct loan costs, which would not have been incurred but for the origination of loans, are deferred and amortized to earnings over the life of the loan under IFRSs. Certain loan fees and direct incremental loan origination costs, including internal costs directly attributable to the origination of loans in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP.

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

Under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain on financial instruments designated at fair value and related derivatives which is a component of other revenues.

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

Loans held for sale – IFRSs requires loans designated as held for sale at the time of origination to be treated as trading assets and recorded at their fair market value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income and expenses related to receivables held for sale are reported in net interest income on trading. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment.

For loans transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of cost or fair value. Under U.S. GAAP, the component of the lower of cost or fair value adjustment related to credit risk is recorded in the consolidated statement of (loss) income as provision for credit losses while the component related to interest rates and liquidity factors is reported in the consolidated statement of (loss) income in other revenues.

HSBC USA Inc.

Fair value option – LAF loan reclass - Certain Leverage Acquisition Finance (LAF) Loans were classified as “Trading Assets” for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were classified to “loans and advances” as of July 1, 2008 under IFRSs pursuant to an amendment to IAS 39. Under U.S. GAAP, these loans are classified “held for sale” and carried at fair value due to the irrevocable nature of the fair value option.

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

Other-than-temporary impairment – Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in other comprehensive income provided a company concludes it does not intend to sell the security and it is not more-likely-than-not that it will need to sell the security prior to recovery. Under IFRSs, there is no bifurcation and the entire impairment is recognized in earnings.

There are also other less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

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

Operating expenses (Total operating expenses)

Pension costs – Costs under U.S. GAAP are higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor.”

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

HSBC USA Inc.

Securities – Under IFRSs, securities include HSBC shares held for stock plans which are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed.

Some securities were reclassified from “trading assets” to “loans and receivables” as of July 1, 2008 under IFRSs, pursuant to an amendment to IAS 39. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.

16.  Regulatory Capital

Capital amounts and ratios of HSBC USA Inc and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	March 31, 2009				December 31, 2008
	Capital	Well-Capitalized		Actual	Capital	Well-Capitalized		Actual
	Amount	Minimum Ratio(1)		Ratio	Amount	Minimum Ratio(1)		Ratio

	(dollars are in millions)

Total capital ratio:
HSBC USA Inc.	$18,665	10.00%		12.17%	$17,691	10.00%		12.04%
HSBC Bank USA	18,966	10.00		12.56	17,395	10.00		12.04
Tier 1 capital ratio:
HSBC USA Inc.	12,057	6.00		7.86	11,156	6.00		7.60
HSBC Bank USA	12,319	6.00		8.16	10,822	6.00		7.49
Tier 1 leverage ratio:
HSBC USA Inc.	12,057	3.00	(2)	6.57	11,156	3.00	(2)	5.96
HSBC Bank USA	12,319	5.00		6.86	10,822	5.00		5.90
Risk weighted assets:
HSBC USA Inc.	153,316				146,878
HSBC Bank USA	151,044				144,507

(1)	HSBC USA Inc and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

In the first quarter of 2009, we received capital contributions from HSBC North America Inc. (HNAI) in an aggregate amount of approximately $1.1 billion in exchange for two shares of common stock. This amount, along with an additional $0.6 billion received by us from HNAI in December 2008, was subsequently contributed to our subsidiary, HSBC Bank USA, to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. Refer to Note 4 “Loans” for additional information.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and its ultimate parent HSBC committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act.

In February 2009, the U.S. Treasury Department announced that U.S regulators would conduct a stress test of all U.S. bank holding companies with assets in excess of $100 billion. The results of these tests may cause additional regulatory capital requirements for the companies that are subjected to the test. As a result of foreign ownership, we are not included in the group of bank holding companies subject to the regulatory stress test.

HSBC USA Inc.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. Continued losses coupled with bad debt provisions that exceed charge-offs which are creating additional deferred tax assets, could lead to such an exclusion in future periods. We closely monitor the deferred tax assets for potential limitations or exclusions in future periods for capital planning purposes.

17.  Special Purpose Entities

In the ordinary course of business, we organize special purpose entities (“SPEs”) primarily to structure financial products to meet our clients’ investment needs and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose of organizing the entities, the risk characteristics and the business activities of the SPEs. Special purpose entities can be a variable interest entity (“VIE”), a qualifying special purpose entity (“QSPE”) or neither. A VIE is an entity that lacks sufficient equity at risk or whose equity investors do not have a controlling interest. A QSPE is an unconsolidated off-balance sheet entity whose activities are restricted and limited to holding and servicing financial assets and provided it meets the requirements of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).

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

In most cases, a qualitative analysis of our involvement in the entity provides sufficient evidence to determine whether we are the primary beneficiary. In rare cases, a more detailed analysis to quantify the extent of variability to be absorbed by each variable interest holder is required to determine the primary beneficiary. The quantitative analysis provides probability-weighted estimates of a range of potential outcomes and management judgment is required in determining the primary beneficiary.

Consolidated VIEs The following table summarizes the assets and liabilities of our consolidated VIEs as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Securitization vehicles	$7,551	$6,278	$1,588	$1,200
Structured note vehicles	121	120	147	124

Total	$7,672	$6,398	$1,735	$1,324

Securitization Vehicles We utilize entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transfer the credit card receivables to the trusts which in turn issue debt instruments collateralized by the transferred receivables. These trusts are considered VIEs and are consolidated as we are the primary beneficiary at March 31, 2009 and December 31, 2008.

We held debt securities issued by these securitization vehicles at such a level that we were deemed to be the primary beneficiary and, as such, we consolidated these entities. At March 31, 2009 and December 31, 2008, the

HSBC USA Inc.

consolidated assets of these trusts were $7,551 million and $1,588 million, respectively and were reported in loans. Debt securities issued by these VIEs are reported as secured financings in long-term debt.

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

At March 31, 2009 and December 31, 2008, we held all or substantially all of the debt securities issued by several VIE trusts that were organized by an affiliate and by third parties to issue structured notes. The consolidated assets of these VIEs were $121 million and $147 million at March 31, 2009 and December 31, 2008, respectively, and are reported in trading assets. Debt instruments issued by these VIEs and held by us were eliminated in consolidation. Debt instruments issued by these VIEs and held by third parties were not material.

The assets of consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of debt instruments issued by consolidated VIEs have no recourse to our general credit. There are no communications or contractual arrangements that constitute an obligation by us to provide financial support to the VIEs or the holders of debt securities issued by the VIEs.

Unconsolidated VIEs We also had significant involvement with other VIEs that were not consolidated at March 31, 2009 or December 31, 2008 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of March 31, 2009 and December 31, 2008:

	March 31, 2009				December 31, 2008
	Variable Interests	Variable Interests	Total Assets in	Maximum	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss	VIEs	to Loss

	(in millions)

Asset-backed commercial paper conduits	$527	$—	$24,448	$7,830	$28,112	$7,782
Structured investment vehicles	29	—	5,829	32	4,768	34
Structured note vehicles	1,009	529	8,044	2,408	8,221	1,842
Low income housing partnerships	16	—	211	40	211	40

Total	$1,581	$529	$38,532	$10,310	$41,312	$9,698

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

Customers sell financial assets, such as trade receivables, to ABCP conduits, which fund the purchases by issuing short-term highly-rated commercial paper collateralized by the assets acquired. In a multi-seller conduit, any number of companies may be originating and selling assets to the conduit whereas a single-seller conduit acquires assets from a single company. We, along with other financial institutions, provide liquidity facilities to ABCP conduits in the form of lines of credit or asset purchase commitments. Liquidity facilities provided to multi-seller conduits support transactions associated with a specific seller of assets to the conduit and we would only be required to provide support in the event of certain triggers associated with those transactions and assets. Liquidity facilities

HSBC USA Inc.

provided to single-seller conduits are not identified with specific transactions or assets and we would be required to provide support upon occurrence of certain triggers that generally affect the conduit as a whole. Our obligations are generally pari passu with that of other institutions that also provide liquidity support to the same conduit or for the same transactions. We do not provide any program-wide credit enhancements to ABCP conduits.

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and therefore bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting them to our normal underwriting and risk management processes. The $7,830 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

Structured Investment Vehicles We provide a liquidity facility to a single structured investment vehicle (“SIV”) sponsored by a third party. This entity, which is deemed to be a VIE, seeks to earn a profit by investing in mostly highly rated longer-dated fixed income instruments and funding those investments by issuing cheaper short-term, highly rated commercial paper and medium term notes. We do not transfer our own assets to the SIV. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets the SIV holds. We are not the primary beneficiary of the SIV and therefore do not consolidate the SIV. Credit risk related to the liquidity facility provided is managed through our normal underwriting and risk management processes. The maximum exposure to loss presented in the preceding table represents a $32 million liquidity facility which was fully funded, and is recorded as a loan, as of March 31, 2009. This loan was considered in the determination of our allowance for loan losses and an $3 million specific reserve has been established against this facility in accordance with our credit policies.

Structured Note Vehicles Our involvements in structured note vehicles include entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of March 31, 2009, we recorded approximately $290 million of trading assets and $479 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2008, we recorded approximately $539 million of trading assets and $829 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

In addition to its variable interests, we also hold credit default swaps with these structured note VIEs under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the VIEs assume the credit risk associated with the reference assets which is then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests.

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

HSBC USA Inc.

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

18.  Guarantee Arrangements and Pledged Assets

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

The following table presents total carrying value and contractual amounts of our major off-balance sheet guarantee arrangements as of March 31, 2009 and December 31, 2008. Following the table is a description of the various arrangements.

	March 31, 2009			December 31, 2008
	Carrying	Notional/Maximum		Carrying	Notional/Maximum
	Value	Exposure to Loss		Value	Exposure to Loss

	(in millions)

Credit derivatives(1),(3)	$(55,648)	$460,331	(1)	$(59,640)	$493,583	(1)
Financial standby letters of credit, net of participations(2),(4)	—	4,464	(2)	—	4,444	(2)
Performance (non-financial) guarantees	—	3,736		—	3,800
Liquidity asset purchase agreements(3)	—	7,830		—	7,782

Total	$(55,648)	$476,361		$(59,640)	$509,609

(1)	Includes $74,264 million and $103,409 million issued for the benefit of HSBC affiliates at March 31, 2009 and December 31, 2008, respectively.

(2)	Includes $736 million and $732 million issued for the benefit of HSBC affiliates at March 31, 2009 and December 31, 2008, respectively.

HSBC USA Inc.

(3)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

(4)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

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

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

	(in millions)

Sell-protection credit derivative positions	$(55,648)	$460,331	$(59,640)	$493,583
Buy-protection credit derivative positions	56,992	454,144	59,737	474,677

Net position	$1,344	$6,187	$97	$18,906

Standby Letters of Credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of March 31, 2009, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4,464 million and $3,736 million, respectively. As of December 31, 2008, the total amount of outstanding financial standby

HSBC USA Inc.

letters of credit (net of participations) and performance guarantees were $4,444 million and $3,800 million, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the fair value of the stand-ready obligation to perform under these guarantees, amounting to $34 million and $33 million at March 31, 2009 and December 31, 2008, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $32 million and $30 million at March 31, 2009 and December 31, 2008, respectively.

Pursuant to FSP SFAS 133-1 and FIN 45-4, below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of March 31, 2009 as an indicative proxy of payment risk:

		Credit Ratings of the Obligors or the
	Average	Transactions
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

	(in millions)

Self-protection Credit Derivatives(a)
Single name CDS	3.7	$183,450	$61,885	$245,335
Structured CDS	3.8	9,052	46,267	55,319
Index credit derivatives	4.3	87,930	57,289	145,219
Total return swaps	8.6	4,818	9,640	14,458

Subtotal		285,250	175,081	460,331
Financial Standby Letters of Credit(b)	1.5	7,943	257	8,200

Total		$293,193	$175,338	$468,531

(a)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(b)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

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

Written Put Options, Non Credit-Risk Related Guarantees and Indemnity Arrangements:

Liquidity Asset Purchase Agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face

HSBC USA Inc.

value of the commercial paper. As of March 31, 2009 and December 31, 2008, we have issued $7,830 million and 7,782 million, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits.

Principal Protected Products We structure and sell products that guarantee the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These principal protected products are accounted for on a fair value basis. The notional amounts of these principal protected products were not material as of March 31, 2009 and December 31, 2008, respectively. We have not made any payment under the terms of these structured products and we consider the probability of payments under these guarantees to be remote.

Sale of Mortgage Loans We originate and sell mortgage loans to government sponsored entities and provide various representations and warranties related to, among other things, the ownerships of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the representations and warranties are breached. A liability was recorded for our obligations arising from the breach of representations and warranties, however it was not material as of March 31, 2009 or December 31, 2008.

Visa Covered Litigations We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is earlier. The indemnification is subject to the accounting and disclosure requirements under FIN No. 45. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In the event the escrow is insufficient to satisfy the legal claims, Visa may raise funds from a secondary offering and seek reimbursement from the Class B shareholders by reducing the conversion ratio into Class A shares. As of March 31, 2009, we do not expect the indemnity obligation to result in a material adverse effect on our liquidity position.

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

HSBC USA Inc.

Pledged Assets

Pledged assets included in the consolidated balance sheet are summarized in the following table.

	March 31,	December 31,
	2009	2008

	(in millions)

Interest bearing deposits with banks	$3,396	$3,338
Trading assets(1)	1,000	1,085
Securities available for sale(2)	9,556	9,919
Securities held to maturity	613	623
Loans(3)	8,809	3,926
Other assets(4)	6,032	6,872

Total	$29,406	$25,763

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

(2)	Securities available for sale are primarily pledged against various short-term borrowings.

(3)	Loans are primarily private label and other credit card receivables pledged against long-term secured borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

19.  Fair Value Measurements

FASB Statement No. 157, “Fair Value Measurements,” (“SFAS 157”) provides a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS No. 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of
	March 31, 2009
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance

Assets:
Trading Securities :(2)
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$334	$380	$—	$714	$—	$714
Obligations of U.S. states and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities	—	362	510	872	—	872
Commercial mortgage-backed securities	—	—	—	—	—	—
Collateralized debt obligations	—	23	594	617	—	617
Other asset-backed securities	—	38	28	66	—	66
Other domestic debt securities	—	1,414	527	1,941	—	1,941
Debt Securities issued by foreign entities	—	165	77	242	—	242
Equity securities	—	473	144	617	—	617
Precious metals trading	—	5,552	—	5,552	—	5,552
Derivatives(3)	506	125,524	7,262	133,292	(113,898)	19,394
Securities available for sale:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	3,969	13,335	—	17,304	—	17,304
Obligations of U.S. states and political subdivisions	—	710	2	712	—	712
Residential mortgage-backed securities	—	650	333	983	—	983
Commercial mortgage-backed securities	—	792	5	797	—	797
Collateralized debt obligations	—	—	—	—	—	—
Other asset-backed securities	—	223	256	479	—	479
Other domestic debt securities	—	987	—	987	—	987
Debt Securities issued by foreign entities	—	1,048	—	1,048	—	1,048
Equity securities	—	672	—	672	—	672
Loans(4)	—	770	155	925	—	925
Intangible Assets(5)	—	—	313	313	—	313

Total Assets	$4,809	$153,118	$10,206	$168,133	$(113,898)	$54,235

Liabilities:
Deposits in domestic offices(6)	$—	$2,145	$404	$2,549	$—	$2,549
Trading liabilities,excluding derivatives(2)	279	2,219	—	2,498	—	2,498
Derivatives(3)	375	129,452	2,575	132,402	(121,423)	10,979
Long term debt(7)	—	2,444	82	2,526	—	2,526

Total liabilities	$654	$136,260	$3,061	$139,975	$(121,423)	$18,552

HSBC USA Inc.

(1)	Represents counterparty and cash collateral netting permitted under FIN 39, “Offsetting of Amounts Relating to Certain Contracts,” as amended by FSP-FIN 39-1.

(2)	Refer to Note 3, “Trading Assets and Liabilities” of the consolidated financial statements for the composition and discussion of trading assets and liabilities.

(3)	As of March 31, 2009, includes trading derivatives assets ($18,251 million) and trading derivative liabilities ($10,266 million) as well as derivatives held for hedging and commitments accounted for as derivatives.

(4)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 7, “Loans Held for Sale,” of the consolidated financial statements for further information.

(5)	Represents residential mortgage servicing rights. See Note 8, “Intangible Assets,” of the consolidated financial statements for further information on residential mortgage servicing rights.

(6)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(7)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

	Fair Value Measurements on a Recurring Basis as of December 31, 2008
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading assets, excluding derivatives(2)	$74	$8,051	$1,893	$10,018	$—	$10,018
Derivatives(3)	523	145,259	7,837	153,619	(130,936)	22,683
Securities available for sale	4,856	19,581	471	24,908	—	24,908
Loans(4)	—	738	136	874	—	874
Intangible assets(5)	—	—	333	333	—	333

Total assets	$5,453	$173,629	$10,670	$189,752	$(130,936)	$58,816

Liabilities:
Deposits in domestic offices(6)	$—	$2,059	$234	$2,293	$—	$2,293
Trading liabilities, excluding derivatives(2)	206	1,799	—	2,005	—	2,005
Derivatives(3)	412	148,819	2,554	151,785	(136,686)	15,099
Long-term debt(7)	—	2,570	57	2,627	—	2,627

Total liabilities	$618	$155,247	$2,845	$158,710	$(136,686)	$22,024

(1)	Represents counterparty and cash collateral netting permitted under FIN 39, “Offsetting of Amounts Relating to Certain Contracts,” as amended by FSP-FIN 39-1.

(2)	Refer to Note 3, “Trading Assets and Liabilities” of the consolidated financial statements for the composition and discussion of trading assets and liabilities.

(3)	As of December 31, 2008, includes trading derivative assets (21,274 million) and trading derivative liabilities ($14,318 million) as well as derivatives held for hedging and commitments accounted for as derivatives.

(4)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 7, “Loans Held for Sale,” of the consolidated financial statements for further information.

(5)	Represents residential mortgage servicing rights. See Note 8, “Intangible Assets,” of the consolidated financial statements for further information on residential mortgage servicing rights.

(6)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(7)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

HSBC USA Inc.

The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2009 and 2008. The fair value measurement of a Level 3 asset or liability and related changes in fair value may be determined based on observable and unobservable inputs. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of the risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in(1)			Net	Transfers		Unrealized
		Trading		Other	Purchases	Into or		Gains or
	January 1,	(Loss)	Other	Comprehensive	Issuances and	Out	March 31,	(Losses)
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Still Held

Assets:
Trading assets, excluding derivatives
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$—	$—	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and political subdivisions	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	475	(40)	—	—	20	55	510	(41)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Collateralized debt obligations	668	(59)	—	—	(15)	—	594	(59)
Other asset-backed securities	36	(8)	—	—	—	—	28	(8)
Other domestic debt securities	480	5	—	—	15	27	527	5
Debt Securities issued by foreign entities	87	(10)	—	—	—	—	77	(10)
Equity securities	147	19	—	—	(22)	—	144	19
Precious metals	—	—	—	—	—	—	—	—
Derivatives, net(2)	5,283	(561)	(1)	—	21	(55)	4,687	(421)
Securities available for sale
U.S. Treasury. U.S. Government agencies and sponsored enterprises	—	—	—	—	—	—	—	—
Obligations of U.S. states and political subdivisions	—	—	—	—	—	2	2	—
Residential mortgage-backed securities	164	—	—	(9)	(14)	192	333	(9)
Commercial mortgage-backed securities	—	—	—	—	—	5	5	—
Collateralized debt obligations	—	—	—	—	—	—	—	—
Other asset-backed securities	307	—	—	(36)	(25)	10	256	(36)
Other domestic debt securities	—	—	—	—	—	—	—	—
Debt Securities issued by foreign entities	—	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—	—
Loans(3)	136	—	—	—	19	—	155	—
Other assets, excluding derivatives(4)	333	—	(48)	—	28	—	313	(28)

Total Assets	$8,116	$(654)	$(49)	$(45)	$27	$236	$7,631	$(588)

Liabilities:
Deposits in domestic offices	(234)	—	12	—	(188)	6	(404)	9
Long term debt	(57)	—	—	—	(27)	2	(82)	(1)

Total liabilities	$(291)	$—	$12	$—	$(215)	$8	$(486)	$8

HSBC USA Inc.

		Total Gains and Losses(1) Included in
		Trading		Other	Net Purchases,	Transfers		Unrealized
	January 1,	(Loss)	Other	Comprehensive	Issuances and	Into or Out	March 31,	Gains or (Losses)
	2008	Revenue	Revenue	Income	Settlements	of Level 3	2008	Still Held

	(in millions)

Assets:
Trading assets, excluding derivatives	$77	$(29)	$—	$—	$167	$1,363	$1,578	$(29)
Derivatives, net(2)	709	104	15	—	93	1,689	2,610	80
Securities available for sale	1	—	—	—	—	124	125	—
Loans(3)	829	—	(81)	—	(2)	—	746	(81)
Other assets, excluding derivatives(4)	489	—	(51)	—	30	—	468	(21)

Total	$2,105	$75	$(117)	$—	$288	$3,176	$5,527	$(51)

Liabilities:
Deposits in domestic offices	$(192)	$—	$12	$—	$43	$—	$(137)	$(9)
Long-term debt	(63)	—	18	—	(74)	(4)	(123)	10

Total	$(255)	$—	$30	$—	$(31)	$(4)	$(260)	$1

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives at March 31, 2008 included derivative assets of $7,262 million and derivative liabilities of $2,575 million.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. Refer to Note 6. Intangible Assets, beginning on page 12 of this Form 10-Q.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis Certain assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of cost or fair value and (b) impaired assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial assets has been recorded as of March 31, 2009 and 2008. The gains (losses) for the three ended March 31, 2009 and 2008 are also included.

					Total Gains (Losses)
	Non-Recurring Fair Value Measurements as				For the Three
	of March 31, 2009				Months Ended
	Level 1	Level 2	Level 3	Total	March 31, 2009

	(in millions)

Assets:
Loans
Residential mortgage loans held for sale(1)	$—	$723	$1,109	$1,832	$(93)
Other consumer loans held for sale(1)	$—	$—	$45	$45	$—
Impaired loans(2)	—	—	97	97	8

Total assets at fair value on a non-recurring basis	$—	$723	$1,251	$1,974	$(85)

HSBC USA Inc.

					Total Gains
	Non-Recurring Fair Value Measurements as				(Losses) for the
	of March 31, 2008				3 Months Ended
	Level 1	Level 2	Level 3	Total	March 31, 2008

	(in millions)

Assets:
Loans
Residential mortgage loans held for sale(1)	$—	$371	$1,816	$2,187	$(122)
Impaired loans(2)	—	1	46	47	(5)

Total assets at fair value on a non-recurring basis	$—	$372	$1,862	$2,234	$(127)

(1)	As of March 31, 2009 and March 31, 2008, the fair value of the loans held for sale was below cost.

(2)	Represents impaired commercial loans. We use the fair value estimate of the underlying collateral to approximate the fair value of the commercial loans.

Valuation Methodologies and Assumptions Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value for which we disclose fair value as required under FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”).

Short-term financial assets and liabilities – For SFAS 107 disclosure purposes, the carrying value of certain financial assets and liabilities recorded at cost is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, accrued interest receivable, customer acceptance assets and liabilities, short-term borrowings, and interest, taxes and other liabilities.

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

Loans – Except for leveraged loans and selected commercial loans, we do not record loans at fair value on a recurring basis. From time to time, we record on a non-recurring basis negative adjustment to loans. The write-downs can be based on observable market price of the loan or the underlying collateral value.

•	Mortgage Loans Held for Sale – Certain U.S. subprime whole loans are classified as held for sale and are recorded at the lower of cost or fair value. As of March 31, 2009, the fair value of these loans is below their amortized cost. The fair value of these mortgage loans is determined based on the valuations of mortgage-backed securities that would be observed in a hypothetical securitization. Where securitizations of mortgage loans may not regularly occur, alternative information referenced to different exit markets are utilized. The determination of fair value for mortgage whole loans takes into account factors such as the location of the collateral, the loan-to-value ratio, the estimated rate and timing of default, the probability of foreclosure and loss severity if foreclosure does occur.

•	Leveraged Loans – We record leveraged loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources are used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for defaults and recoveries, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the specific loan characteristics and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

HSBC USA Inc.

For SFAS 107 disclosure purposes, fair value estimates are determined based on the product type, financial characteristics, pricing features and maturity. Similar loans are grouped based on loan types and maturities and fair values are estimated on a portfolio basis.

•	Commercial Loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and borrower’s credit risks, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and our own estimate of liquidity premium.

•	Consumer Loans – The estimated fair value of our consumer loans were determined by developing an estimated range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, inter alia, value estimates from an HSBC affiliate which reflects current estimated rating agency credit tranching levels with the associated benchmark credit spreads, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables, trading input from market participants which includes observed primary and secondary trades, and general discussions held directly with potential investors.

Model inputs relate to interest rates, prepayment speeds, loss curves and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by home price changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform periodic validations of our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we will engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs which are specific to the performance characteristics of the various receivable portfolios.

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

Securities – Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security types:

•	U.S. Treasury, U.S. Government agency issued or guaranteed and Obligations of U.S. state and political subdivisions – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. Government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by

HSBC USA Inc.

investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	Asset-backed securities – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral. We determine whether adjustments to independent pricing information are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

•	Other domestic debt and Foreign debt securities – Fair non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security.

We perform periodic validation of the fair values obtained from independent pricing services. Such validations primarily include sourcing security price form other independent pricing services or broker quotes. As the pricing for mortgage and other asset-backed securities became less transparent during the credit crisis, we have developed internal valuation techniques to validate the fair value. The internal validation techniques utilize inputs derived form observable market data, make reference to external analysts’ estimates such as probability of default, loss recovery and prepayment speeds and apply discount rates that would be demanded by investors under the current market conditions given the specific characteristics an inherent risks of the underlying collateral. In addition, we also consider whether the volume and level of activity for a security has significantly decreased and whether the transaction is orderly. Depending on the results of the validation, additional information may be gathered form other market participants to support the fair value measurements. A determination is made as to whether adjustments to the observable input are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

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

Mortgage Servicing Rights – We elected to measure residential mortgage servicing rights, which are classified as intangible assets, at fair value when we adopted FASB Statement No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS 156”). The fair value for the residential mortgage servicing rights is determined based on an option adjusted approach which involves discounting servicing cash flows under various interest rate projections at risk-

HSBC USA Inc.

adjusted rates. The valuation model also incorporates our best estimate of the prepayment speed of the mortgage loans and discount rates. As changes in interest rates is a key factor affecting the prepayment speed and hence the fair value of the mortgage servicing rights, we use various interest rate derivatives and forward purchase contracts of mortgage-backed securities to risk-manage the mortgage servicing rights. Refer to Note 13, “Intangible Assets” for discussions on the accounting and reporting of mortgage servicing rights.

Structured Notes – Certain structured notes were elected to be measured at fair value in their entirety under SFAS No. 159. As a result, derivative features embedded in the structured notes are included in the valuation of fair value. Cash flows of the funded notes are discounted at the appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to these instruments are derived from the spreads at which institutions of similar credit standing would offer for issuing similar structured instruments as of the measurement date. The market spreads for structured notes are generally lower than the credit spreads observed for plain vanilla debt or in the credit default swap market.

Long-term Debt – We elected to apply fair value option to certain own debt issuances for which fair value hedge accounting were applied. These own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instrument. The observed market price of these instruments reflects the effect of our own credit spreads.

For long-term debt recorded at cost, fair value is determined for SFAS No. 107 disclosure purposes based on quoted market prices where available. If quoted market prices are not available, fair value is based on dealer quotes, quoted prices of similar instruments, or internally developed valuation models adjusted for own credit risks.

Deposits – For SFAS No. 107 disclosure purposes, the carrying amount of deposits with no stated maturity (e.g., demand, savings, and certain money market deposits), which represents the amount payable upon demand, is considered to approximate fair value. For deposits with fixed maturities, fair value is estimated by discounting cash flows using market interest rates currently offered on deposits with similar characteristics and maturities.

Valuation Adjustments – Due to judgment being more significant in determining the fair value of Level 3 instruments, additional factors for Level 3 instruments are considered that may not be considered for Level 1 and Level 2 valuations and we record additional valuation adjustments as a result of these considerations. Some of the valuation adjustments are:

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

Fair Value of Financial Instruments In accordance with SFAS No. 107, on a quarterly basis we report the fair value of all financial instruments in our consolidated balance sheet, including those financial instruments carried at cost. The fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of SFAS 107 and should be read in conjunction with the financial statements

HSBC USA Inc.

and notes included in this quarterly report. The following table summarizes the carrying value and estimated fair value of our financial instruments at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

		(in millions)

Financial assets:
Short-term financial assets	$9,622	$9,622	$19,845	$19,845
Federal funds sold and securities purchased under resale agreements	15,660	15,660	10,813	10,813
Non-derivative trading assets	10,621	10,621	10,018	10,018
Derivatives	19,394	19,394	22,683	22,683
Securities	25,849	25,980	27,783	27,843
Commercial loans, net of allowance for credit losses	34,538	32,091	37,731	34,696
Consumer loans, net of allowance for credit losses	55,249	46,734	45,416	38,866
Financial liabilities:
Short-term financial liabilities	$14,002	$14,002	$14,701	$14,701
Deposits:
Without fixed maturities	101,421	101,421	103,207	103,207
Fixed maturities	13,909	13,969	15,831	15,901
Non-derivative trading liabilities	2,498	2,498	2,005	2,005
Derivatives	10,979	10,979	15,099	15,099
Long-term debt	25,197	24,831	22,089	21,958

Receivable values presented in the table above were determined using the framework for measuring fair value as prescribed by SFAS No. 157, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The unprecedented developments in the mortgage lending industry and the current economic conditions have resulted in a significant reduction in the secondary market demand for assets not guaranteed by the Federal government or a governmental agency. The estimated fair values at March 31, 2009 and December 31, 2008 for our receivables reflect this marketplace turmoil which typically assume a significantly higher charge-off level than what we, as the servicer of these receivables, believe will ultimately be the case, and reflects a significant pricing discount resulting from the lack of liquidity available to most buyers of whole loan assets. This creates a value that is substantially lower than would otherwise be reported under more normal marketplace conditions.

20.  New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”). The new standard requires an acquirer to recognize all the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition. SFAS No. 141(R) also changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases. In addition, it requires the expensing of acquisition related structuring and transaction costs. SFAS No. 141(R) is effective for business combinations with an effective date in 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 and requires entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements and to account for the transactions with noncontrolling interest owners as equity transactions provided the parent retains

HSBC USA Inc.

controlling interest in the subsidiary. SFAS No. 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of (loss) income. SFAS No. 160 also requires expanded disclosures that identify and distinguish between parent and noncontrolling interests. SFAS No. 160 is effective from fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS No. 140-3”). Under FSP SFAS No. 140-3, the initial transfer of a financial asset and a repurchase financing involving the same asset that is entered into contemporaneously with, or in contemplation of, the initial transfer is presumptively to be linked and are considered part of the same arrangement under SFAS No. 140. The initial transfer and subsequent financing transaction will be considered separate transactions under SFAS No. 140 if certain conditions are met. FSP SFAS No. 140-3 is effective for new transactions entered into in fiscal years beginning after November 15, 2008. The adoption of FSP SFAS No. 140-3 did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and attempts to improve transparency in financial reporting. SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for fiscal years beginning after November 15, 2008 with early adoption encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We adopted the disclosure requirements of SFAS No. 161 effective January 1, 2009. See Note 10, “Derivative Financial Instruments,” in these consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 applies to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of paragraph 6 of Statement 60 and that are not accounted for as derivative instruments. It clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of SFAS No. 163 did not have a material impact on our financial position or our results of operations.

In December 2008, the Financial Accounting Standard Board issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS No. 132(R)-1”). FSP SFAS No. 132(R)-1 applies to an employer that is subject to the disclosure requirements of Statement 132(R). It requires entities to provide disclosures about employer’s defined benefit plans and other postretirement plans that would help users of the financial statements to understand how investment allocation decisions are made, the major categories of plan assets, the inputs and the valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within plan assets. FSP SFAS No. 132(R)-1 is applicable for the first fiscal year ending after December 15, 2009.

In April 2009, the Financial Accounting Standard Board issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies’ (“FSP SFAS No. 141(R)-1”). FSP SFAS No. 141(R)-1 amends and clarifies SFAS No. 141(R), “Business Combinations,” to address initial and subsequent accounting and measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. It requires all contingent assets and liabilities acquired in a business combination that would be within a scope of SFAS 5, if not acquired or assumed in a business combination, to be recognized at fair value at the acquisition date. If the acquisition date measurement can not be determined, the asset or a liability is to be recognized if certain conditions are met. It also amended the subsequent measurement requirement

HSBC USA Inc.

from SFAS 141 (R) and provided flexibility in developing a basis for subsequent measurement. This FSP is applicable for the first annual reporting period beginning on or after December 15, 2008 and did not have a material impact on our financial position or results of operations.

In April 2009, the Financial Accounting Standard Board amended FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting”, by issuing FASB Staff Position (FSP) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB 28-1”). FSP FAS No. 107-1 and APB 28-1 require entities to disclose fair value of financial instruments for all interim reporting periods ending after June 15, 2009 with earlier application permitted. We have adopted the disclosure requirements of this FSP effective January 1, 2009. See Note 19, “Fair Value Measurements”, in these consolidated financial statements.

The Financial Accounting Standard Board issued FASB Staff Position (FSP) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly in April 2009”, (“FSP SFAS No. 157-4”) to provide additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP SFAS No. 157-4 provides additional guidance in determining fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. It also amends SFAS No. 157 to require enhanced disclosures about the inputs and valuation techniques for measuring fair value along with changes in the valuation methodologies and related inputs and requires further disclosures for debt and equity securities. This FSP is effective for the reporting period ending after June 15, 2009 with earlier adoption permitted. We have adopted this FSP effective January 1, 2009. See Note 19, “Fair Value Measurements”, in these consolidated financial statements for further disclosure.

In April 2009, the Financial Accounting Standard Board issued FASB Staff Position (FSP) SFAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS No. 115-2 and 124-2”) to amend the recognition and presentation of other-than-temporary impairments for debt securities. Under this guidance, if we do not have the intention to sell and it is more-likely-than-not that we will not be required to sell the debt security, FSP SFAS No. 115-2 and 124-2 requires segregating the difference between fair value and amortized cost into credit losses and other losses with only the credit loss recognized in earnings and other losses recorded to other comprehensive income. Where our intent is to sell the debt security or where it is more likely than not that we will be required to sell the debt security, the entire difference between the fair value and the amortized cost basis is recognized in earnings. FSP SFAS No. 115-2 and 124-2 also requires disclosure of the reasons for recognizing a portion of impairment in other comprehensive income and the methodology and significant inputs used to calculate the credit loss component. FSP SFAS No. 115-2 and 124-2 is effective for all the reporting periods ending after June 15, 2009 with earlier adoption permitted. We have adopted FSP SFAS No. 115-2 and 124-2 effective January 1, 2009. The cumulative effect of applying FSP SFAS No. 115-2 and 124-2 was recorded to opening retained earnings for 2009. As a result, on January 1, 2009 we reclassified $15 million, net of taxes, from retained earnings to accumulated other comprehensive income (loss) related to the non-credit loss components of other-than-temporary impairments on debt securities. See Note 4, “Securities,” in these consolidated financial statements for additional information on other-than-temporary impairments.

HSBC USA Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC USA Inc. that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “intend”, “believe”, “expect”, “estimate”, “target”, “plan”, “anticipate”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC USA Inc. undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC USA Inc. may also be referred to in MD&A as “we”, “us”, or “our”.

Current Environment

During the first quarter of 2009, economic conditions in the U.S. continued to deteriorate as a result of tighter credit conditions, slower economic growth and continued declines in the housing market. The on-going financial market disruptions continue to impact credit spreads and liquidity. U.S. unemployment rates increased to 8.5 percent in March 2009, an increase of 130 basis points during the quarter. Unemployment rates in 19 states are greater than the U.S. national average and 18 states report unemployment rates at or above 9 percent. Additionally, personal bankruptcy filings increased during the quarter. This has resulted in higher provisions for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the length and depth of the current economic recession, consumer confidence, volatility in energy prices, adverse developments in the credit markets and mixed corporate earnings continue to negatively impact the U.S. economy and the capital markets. These adverse conditions continue to impact the carrying value of several asset classes including asset backed securities held for both trading purposes and as available for sale, subprime residential mortgage loans held for sale and credit derivative products including derivative products with monoline insurance companies, although the dollar magnitude of these writedowns has slowed considerably during the first quarter. Despite this slowing however, we remain cautious as volatility with respect to certain capital markets activities remains elevated and we expect these conditions to continue to impact our results in 2009.

Performance, Developments and Trends

Our loss before income tax expense was $48 million during the three months ended March 31, 2009 compared to a loss before income tax benefit of $442 million in the prior year quarter. Our results for the first quarter of 2009 were positively impacted by an $85 million gain relating to the resolution of a lawsuit whose proceeds will be used to redeem the 100 preferred shares issued to CT Financial Services, Inc. as provided under the terms of the preferred shares as well as a $33 million gain on the sale of an equity interest in HSBC Private Bank (Suisse) S.A. which collectively increased other income and reduced pre-tax loss by $118 million during the quarter. Similarly, our results for the first quarter of 2008 were positively impacted by a gain from the sale of a portion of our investment in

HSBC USA Inc.

Visa Class B shares and the release of a litigation accrual which collectively reduced our pre-tax loss by $120 million. Excluding the impact of these items from both periods, we incurred a loss before income tax of $166 million during the first quarter of 2009, an improvement from the prior year loss before income tax expense of $562 million. Although our results for the first quarter of 2009 were impacted by reductions to other revenues, largely trading revenue associated with credit derivative products due to the adverse financial market conditions discussed above, the magnitude of such write- downs declined from the prior year period. However in 2009, we also recognized higher securities losses due to other-than-temporary impairment charges, as well as a higher provision for credit losses and higher operating expenses. Partially offsetting the negative impacts to revenue were increased payments and cash management revenues, increased foreign exchange and interest rate trading revenue and increased fees from the credit card receivable portfolio. We also recognized higher gains during the first quarter of 2009 on the fair value of financial instruments and related derivative contracts accounted for under fair value option accounting (“FVO”). Partially offsetting these negative trends during the quarter was higher net interest income due to higher net interest margin driven by a lower cost of funds and higher levels of loans outstanding.

A summary of the significant valuation adjustments associated with these market disruptions which impacted revenue for the three month periods ended March 31, 2009 and 2008 are presented in the following table.

Three Months Ended March 31,	2009	2008

	(in millions)

Insurance monoline structured credit products	$164	$488
Other structured credit products	193	227
Mortgage loans held for sale	127	125
Other than temporary impairment on securities available for sale	38	—
Leverage acquisition finance loans held for sale	(35)	141

Total	$487	$981

The recent market events have created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and control credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements at March 31, 2009.

Our provision for credit losses increased $676 million during the first quarter of 2009 as compared to the year-ago quarter, primarily due to the purchase of the General Motors and AFL-CIO Union Plus credit card receivable portfolios (the “GM and UP Portfolios”) from HSBC Finance, growing delinquencies and charge-offs within the private label credit card portfolio as well as higher delinquency and credit loss estimates relating to prime residential mortgage loans as conditions in the housing markets worsened and the U.S. economy deteriorated. Provisions for credit losses also increased for both loans and loan commitments in the commercial loan portfolio due to higher levels of criticized assets caused by customer credit downgrades and deteriorating economic conditions, particularly in real estate lending.

Net interest income was $1,348 million during the first quarter of 2009, an increase of 40 percent over the year-ago period. This increase primarily resulted from higher balance sheet management income due in large part to positions taken in expectation of decreased funding rates, as well as the impact of higher credit card receivable levels due to the purchase of the GM and UP Portfolios in January 2009 and a reduction in the amortization of private label credit card premium amortization due to lower premiums being paid. These increases were partially offset by narrowing of interest rate spreads on deposit products primarily due to lower market interest rates, competitive pressures as customers migrated to higher yielding deposit products, higher amortization of credit card premium due to the purchase of the GM and UP portfolios and the runoff of the residential mortgage and other consumer loan portfolios.

Operating expenses totaled $972 million in the first quarter of 2009. Excluding the impact of the reduction to the VISA litigation reserve in 2008, operating expenses increased 13 percent over 2008. Lower salaries and employee

HSBC USA Inc.

benefit expense due to continued cost management efforts which have resulted in lower headcount including the impact of global resourcing initiatives were more than offset by higher servicing fees paid to HSBC Finance as a result of the purchase of the GM and UP Portfolios, higher fees paid to HTSU and higher FDIC assessment fees.

Our efficiency ratio was 46.33 percent for the three months ended March 31, 2009 as compared to 93.59 in the year-ago period. The improvement in the efficiency ratio in the first quarter of 2008 resulted primarily from an increase in revenues as compared to the year ago period as discussed above.

In January 2009, we purchased a $6.3 billion portfolio of General Motors MasterCard receivables, a $6.1 billion portfolio of AFL-CIO Union Plus MasterCard/Visa credit card receivables and a $3 billion portfolio of auto finance receivables (the “Acquired Auto Finance Loans”) from HSBC Finance for an aggregate purchase price of $15.0 billion, which included the assumption of approximately $6.1 billion of indebtedness. HSBC Finance retained the customer account relationships associated with the credit card portfolios. We will purchase additional credit card loan originations generated under new and existing accounts on a daily basis at fair market value. HSBC Finance will service the purchased portfolios for a fee. The purchases help maximize the efficient use of liquidity at both entities. The consideration was determined based upon an independent valuation opinion. In connection with the purchases, we received capital contributions from HNAI in an aggregate amount of approximately $1.1 billion in January 2009. This amount, along with an additional $0.6 billion received by us from HNAI in December 2008, was subsequently contributed to our subsidiary, HSBC Bank USA, to provide capital support for the receivables purchased.

The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008.

Three Months Ended March 31,	2009	2008

	(dollars are in millions)

Net (loss)	$(89)	$(278)

Total shareholders’ equity to total assets	7.58%	6.26%
Total capital to risk weighted assets	12.17	12.04
Tier 1 capital to risk weighted assets	7.86	7.60
Rate of return on average :
Total assets	(0.20)	(0.59)
Total common shareholder’s equity	(3.60)	(12.32)
Net interest margin to average earning assets	3.46	2.52
Efficiency ratio	46.33	93.59
Commercial allowance as a percent of loans(1)	1.95	1.03
Commercial net charge-off ratio(1)	0.57	0.29
Commercial two-months-and-over contractual delinquency	1.02	0.58
Consumer allowance as a percent of loans(1)	5.15	2.33
Consumer net charge-off ratio(1)	3.54	2.30
Consumer two-months-and-over contractual delinquency	5.33	3.09

	March 31,	December 31,
	2009	2008

	(dollars are in millions)

Loans:
Commercial loans	$34,282	$37,429
Consumer loans	54,260	43,684

Total loans	$88,542	$81,113

Loans held for sale	$4,710	$4,431

(1)	Excludes loans held for sale.

HSBC USA Inc.

Loans excluding loans held for sale were $88.5 billion at March 31, 2009, $81.1 billion at December 31, 2008 and $87.9 billion at March 31, 2008. The increase in comparison with both prior periods was primarily driven by higher consumer loans due to the purchase of the GM and UP Portfolios and the auto finance loans described above as well as growth in the co-brand MasterCard/Visa portfolio. These increases were partially offset by the sale of approximately $8.8 billion of prime adjustable and fixed rate residential mortgage loans since March 31, 2008, ($1.8 billion since December 31, 2008), and other initiatives to reduce risk in our loan portfolio, including tightening of underwriting criteria for private label credit card receivables. Commercial loans are lower compared to the year-ago periods as a result of increased paydowns on loans across all commercial businesses as well as lower overdraft balances. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

Our allowance for credit losses as a percentage of total loans increased during the three months ended March 31, 2009 as compared to both the prior quarter and the year-ago quarter. The increase in our allowance reflects higher levels of credit card receivables due to the purchase of the GM and UP Portfolios as well as a higher allowance on our private label and other credit card portfolios due in part to higher delinquency and charge-off levels as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued deterioration in the U.S. economy including rising unemployment levels and lower recovery rates on defaulted loans. Our allowance for credit losses on residential mortgage loans also increased due to the continued deterioration of the housing market, particularly as it relates to our prime residential mortgage loans, as did our allowance on commercial loans, including our commercial real estate portfolio due to customer credit downgrades and economic pressures. The increase in this ratio was partially offset by the impact of applying the provisions of AICPA SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to certain delinquent loans in the acquired GM and UP Portfolio which resulted in no allowance for credit losses being established on this portion of the portfolio as our investment was recorded based on the net cash flows expected to be collected.

Our consumer two-months-and-over contractual delinquency ratio increased compared to both the prior year quarter and prior quarter due to continued deterioration in the U.S. economy including continued declines in the housing markets and rising unemployment rates. Commercial two-months-and-over contractual delinquency increased due to continued deterioration of economic conditions. See “Credit Quality” for a more detailed discussion of the increase in our delinquency ratios.

Net charge-offs as a percentage of average loans (“Net Charge-off Ratio”) for the three months ended March 31, 2009 increased compared to both the prior quarter and prior year quarter due to the factors described above. The net charge-off ratio for our credit card portfolio was positively impacted by the GM and UP portfolio acquired from HSBC Finance, a portion of which was subject to the reporting requirements of SOP 03-3. Criticized asset balances also increased $1.2 billion during the first quarter of 2009 to $8.4 billion largely due to deteriorating economic conditions. See “Credit Quality” for a more detailed discussion of the increase in the Net Charge-off Ratio and criticized asset balances.

Funding and Capital

Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 7.86 percent at March 31, 2009 and 7.60 percent at December 31, 2008. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”) of $1.1 billion for the three months ended March 31, 2009 as compared to $1.0 billion in the same prior year period.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, we and our ultimate parent HSBC committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, we and HSBC have made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act.

HSBC USA Inc.

In March 2009, Moody’s Investors Services (“Moody’s) downgraded the long-term debt ratings of both HUSI and HSBC Bank USA by one level to A1 and Aa3, respectively and reaffirmed the short-term ratings for each entity at Prime-1. Moody’s also changed their outlook for both entities from “stable” to “negative.” In April 2009, DBRS re-affirmed the long and short-term debt ratings of HUSI and HSBC Bank USA at AA and R-1, respectively, with a “negative” outlook.

Income Before Income Tax Expense — Significant Trends

Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

Three Months Ended March 31,	2009	2008

	(in millions)

(Loss) income before income tax from prior year	$(442)	$376
Increase (decrease) in income before income tax expense attributable to:
Balance sheet management activities(1)	361	(42)
Trading related activities(2)	590	(804)
Loans held for sale(3)	31	(107)
Residential mortgage banking related revenue(4)	32	5
Gain on instruments at fair value and related derivatives(5)	112	56
Provision for credit losses(6)	(676)	(293)
All other activity(7)	(56)	367

	394	(818)

(Loss) before income tax for current year	$(48)	$(442)

(1)	Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains on sales of investments and trading revenues, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Refer to commentary regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment beginning on page 86 of this Form 10-Q, respectively.

(2)	Refer to commentary regarding trading (loss) revenue beginning on page 76 of this Form 10-Q.

(3)	Refer to commentary regarding loans held for sale beginning on page 20 of this Form 10-Q.

(4)	Refer to commentary regarding residential mortgage banking revenue beginning on page 78 of this Form 10-Q.

(5)	Refer to commentary regarding fair value option and fair value measurement beginning on page 50 of this Form 10-Q.

(6)	Refer to commentary regarding provision for credit losses beginning on page 41 of this Form 10-Q.

(7)	Represents other core banking activities.

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

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

HSBC USA Inc.

International Financial Reporting Standards (“IFRSs”) Because HSBC reports results in accordance with IFRSs and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs. The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRS basis.

Three Months Ended March 31	2009	2008

	(in millions)

Net loss – U.S. GAAP basis	$(89)	$(278)
Adjustments, net of tax:
Unquoted equity securities	7	4
Fair value option – LAF loan reclass	(20)	—
Securities	6	—
Other-than-temporary impairment	(65)	—
Derivatives	1	5
Loan impairment	4	(2)
Property	2	3
Pension costs	8	1
Purchased loan portfolios	29	—
Servicing assets	9	1
Other	(2)	(10)

Total adjustments, net of tax	(21)	2

Net loss – IFRS basis	$(110)	$(276)

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

Under IFRSs, securities also include HSBC shares held for stock plans at fair value. These shares held for stock plans are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed.

HSBC USA Inc.

Other-than-temporary impairment – Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in other comprehensive income provided a company concludes it neither intends to sell the security nor concludes that it is more-likely-than-not that it will have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire portion is recognized in earnings.

There are also less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

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

Purchased Loan Portfolios – Under US GAAP, purchased loans are recorded at fair value persuant to SOP 03-3 only to the extent there has been evidence of credit deterioration at the time of acquisition. This generally results in only a portion of the loans in the acquired portfolio being recorded at fair value. Under IFRSs, the entire purchased portfolio is recorded at fair value.

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

Other – In 2008, other includes the impact of differences associated with a timing difference with respect to the adoption of SFAS 157 for U.S. GAAP which resulted in the recognition of $10 million of net income relating to structured products. Other also includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material for the three month periods ended March 31, 2009 and 2008, including deferred loan origination costs and fees.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at March 31, 2009, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from
		December 31,		March 31,
	March 31,	2008		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Period end assets:
Short-term investments	$24,475	$(5,250)	(18)	$2,756	13
Loans, net	85,077	6,361	8	(1,258)	(1)
Loans held for sale	4,710	279	6	(37)	(1)
Trading assets	28,872	(2,420)	(8)	(10,334)	(26)
Securities	25,849	(1,934)	(7)	(224)	(1)
Other assets	12,786	(836)	(6)	(855)	(6)

	$181,769	$(3,800)	(2)	$(9,952)	(5)

Funding sources:
Total deposits	$115,330	$(3,708)	(3)	$(4,812)	(4)
Trading liabilities	12,764	(3,559)	(22)	(5,954)	(32)
Short-term borrowings	9,806	(689)	(7)	(471)	(5)
All other liabilities	4,885	(22)	—	(1,004)	(17)
Long-term debt	25,197	3,108	14	511	2
Shareholders’ equity	13,787	1,070	8	1,778	15

	$181,769	$(3,800)	(2)	$(9,952)	(5)

Short-Term Investments Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements.

Loans, Net Loan balances at March 31, 2009, and movements in comparison with prior years, are summarized in the following table.

		Increase (Decrease) from
		December 31,		March 31,
	March 31,	2008		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Total commercial loans	$34,282	$(3,147)	(8)	$(1,370)	(4)
Consumer loans:
Residential mortgages, excluding HELOCs and home equity mortgages	15,437	(2,511)	(14)	(12,159)	(44)
HELOCs and home equity mortgages	4,540	(9)	—	96	2
Auto finance	3,037	2,883	*	2,766	*
Private label	15,623	(1,451)	(8)	(545)	(3)
Credit Card	14,024	11,887	*	12,231	*
Other consumer	1,599	(223)	(12)	(395)	(20)

Total consumer loans	54,260	10,576	24	1,994	4

Total loans	$88,542	$7,429	9	$624	1

Allowance for credit losses	3,465	1,068	45	1,882	*

Loans, net	85,077	6,361	8	(1,258)	(1)

HSBC USA Inc.

Commercial loans are lower compared to the year-ago periods as a result of increased paydowns on loans across all commercial businesses as well as lower overdraft balances.

Residential mortgage loans have decreased as compared to both the prior year quarter and prior quarter. As a result of balance sheet initiatives to reduce prepayment risk and improve the structural liquidity of HSBC Bank USA, we sell a majority of our new residential loan originations through the secondary markets and have allowed the existing loan portfolio to run off, resulting in reductions in loan balances throughout 2008 and continuing into the first quarter of 2009. Additionally, lower residential mortgage loan balances reflect the sale of approximately $8.8 billion of prime adjustable and fixed rate residential mortgage loans since March 31, 2008, including $1.8 billion sold in the first quarter of 2009. Also in the first quarter of 2009, we transferred approximately $1.9 billion of residential mortgage loans to loans held for sale.

Higher credit card receivable balances from December 31, 2008 and March 31, 2008 are largely due to the purchase of the GM and UP Portfolios, with an outstanding principal balance of $12.4 billion at the time of purchase in January 2009 from HSBC Finance as discussed above, as well as the expansion of the co-brand MasterCard/Visa portfolio. Lower balances related to private label credit cards from December 31, 2008 and March 31, 2008 are due primarily to the tightening of underwriting criteria to lower the risk profile of the portfolio, the termination of unprofitable retail partners and as compared to December 31, 2008, normal seasonal run-off.

Auto finance loans have increased as a result of the purchase of $3.0 billion of auto finance loans in January 2009 from HSBC Finance as discussed above. This increase was partially offset by the continued run-off of our indirect auto financing loans which we no longer originate.

Other consumer loans have decreased since December 31, 2008 and March 31, 2008 primarily due to the discontinuation of originations of student loans.

Loans Held for Sale Loans held for sale at March 31, 2009 and movements in comparison with prior years are summarized in the following table.

		Increase (Decrease) from
		December 31,		March 31,
	March 31,	2008		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Total commercial loans	$925	$51	6	$(872)	(49)
Consumer loans:
Residential mortgages	3,740	228	6	845	29
Other consumer	45	—	—	(10)	(18)

Total consumer loans	3,785	228	6	835	28

Total loans held for sale	$4,710	$279	6	$(37)	(1)

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as other commercial loans held for sale. Commercial loans held for sale under this program were approximately $925 million, $874 million and $1,797 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, all of which are recorded at fair value. Although Commercial loan balances decreased from the year-ago quarter due to $648 million of leveraged acquisition finance loans being converted to corporate bonds since March 31, 2008,they increased from December 31, 2008 primarily due to an increase in the fair value of the loans.

Residential mortgage loans held for sale include sub-prime residential mortgage loans of $1.0 billion, $1.2 billion, and $1.7 billion at March 31, 2009, December 31, 2008, and March 31, 2008, respectively, that were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale

HSBC USA Inc.

primarily to various governmental agencies. In the first quarter of 2009, we sold approximately $1.8 billion of prime adjustable and fixed rate residential mortgage loans which resulted in a $37 million gain. The gains and losses from the sale of residential mortgage loans is reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of (loss) income. We retained the servicing rights in relation to the mortgages upon sale. Also in the first quarter of 2009, we transferred approximately $1.9 billion of residential mortgage loans to loans held for sale.

Other consumer loans held for sale consist primarily of student loans.

Residential mortgage and other consumer loans held for sale are recorded at the lower of cost or market value. The cost of loans held for sale exceeded market value at March 31, 2009, resulting in an increase to the related valuation allowance during the three months ended March 31, 2009. This was primarily a result of adverse conditions in the U.S. residential mortgage markets.

Trading Assets and Liabilities Trading assets and liabilities balances at March 31, 2009, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from
		December 31,		March 31,
	March 31,	2008		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Trading assets:
Securities(1)	$5,069	$(44)	(1)	$(9,111)	(64)
Precious metals	5,552	647	13	(1,612)	(23)
Fair value of derivatives	18,251	(3,023)	(14)	389	2

	$28,872	$(2,420)	(8)	$(10,334)	(26)

Trading liabilities:
Securities sold, not yet purchased	$361	$(45)	(11)	$(1,712)	(83)
Payables for precious metals	2,137	538	34	(450)	(17)
Fair value of derivatives	10,266	(4,052)	(28)	(3,792)	(27)

	$12,764	$(3,559)	(22)	$(5,954)	(32)

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

Decreased securities balances from December 31, 2008 and March 31, 2008 resulted primarily from sales and, to a lesser extent, write-downs on securities, as spreads have continued to widen and underlying collateral has continued to deteriorate. Higher precious metals balances at March 31, 2009 as compared to December 31, 2008 were primarily due to higher prices on all metals. Lower precious metals balances at March 31 2009 as compared to March 31, 2008 were primarily a result of lower market prices for most precious metals and lower inventories.

Changes in derivative assets and liabilities balances from December 31, 2008 were impacted by market volatilities which have led to spreads tightening in the consumer and energy sectors offset by widening of curves in the financial and insurance sectors. Changes from March 31, 2008 were largely due to increased values on various derivative products including credit default swaps, foreign currency forward contracts and total return swaps as a result of movements in credit spreads and currency curves.

HSBC USA Inc.

Deposits Deposit balances by major depositor categories at March 31, 2009, and movements in comparison with the prior quarter and year-ago quarter, are summarized in the following table.

		Increase (Decrease) from
		December 31,		March 31,
	March 31,	2008		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Individuals	$55,471	$717	1	$7,219	15
Partnerships and corporations	40,997	(2,882)	(7)	(7,298)	(15)
Domestic and foreign banks	14,046	(2,430)	(15)	(4,937)	(26)
U.S. Government, states and political subdivisions	3,691	741	25	1,038	39
Foreign government and official institutions	1,125	146	15	(834)	(43)

Total deposits	$115,330	$(3,708)	(3)	$(4,812)	(4)

Total core deposits(1)	$70,814	$2,034	3	$3,813	6

(1)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be a significant source of funding during the first quarter of 2009. However total deposits decreased three percent during the three months ended March 31, 2009 as a result of the maturing of several large time deposits which were not renewed. Deposits by foreign and domestic banks and financial institutions as well as foreign government and official institution deposits have decreased. Additionally, given our overall liquidity position, we have managed down low margin deposits to maximize profitability. This was partially offset by growth in the online and branch based savings products as well as the expansion of the core retail banking business.

We maintain a growth strategy for our core banking network, which includes building deposits and wealth management across multiple markets and segments, utilizing multiple delivery systems. This strategy includes various initiatives, such as:

•	HSBC Premier, HSBC’s global banking service which offers affluent customers a seamless international service and a personal relationship manager;

•	Internet based products offered through HSBC Direct, particularly Online Savings and Online Certificate of Deposit accounts. Since their introduction in 2005, internet savings balances have grown to $15.6 billion at March 31, 2009, of which $1.2 billion was growth in the first quarter of 2009. Internet certificates of deposit have increased slightly during the first quarter of 2009 to $1 billion at March 31, 2009; and

•	Retail branch expansion in existing and new geographic markets.

Short-Term Borrowings Increased retail deposits and transaction banking sweeps reduced the need for short-term borrowings during the first quarter of 2009. Balances for securities sold under repurchase agreements and precious metals borrowings continued to decrease during the first quarter of 2009.

Long-Term Debt Incremental borrowings from the $40 billion HSBC Bank USA Global Bank Note Program were $21 million during the first quarter of 2009. Total borrowings outstanding under this program were $7 billion at March 31, 2009 and December 31, 2008.

Incremental long-term debt borrowings from our shelf registration statement with the Securities and Exchange Commission totaled $282 million during the three months ended March 31, 2009. There were no new securities issued during the first quarter of 2009 as part of the FDIC’s Debt Guarantee Program. Total long-term debt borrowings outstanding under this shelf were $6.2 billion and $6.0 billion at March 31, 2009 and December 31, 2008. Total long term debt and preferred stock outstanding under this shelf were $6.6 billion and $6.4 billion at March 31, 2009 and December 31, 2008.

HSBC USA Inc.

We had borrowings from the Federal Home Loan Bank (“FHLB”) of $1.0 billion and $2.0 billion at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 we had access to an additional secured borrowing facility of $3.8 billion from the FHLB.

In January 2009 as part of the purchase of the GM and UP Portfolio from HSBC Finance, we assumed $6.1 billion of securities backed by credit card receivables which were accounted for as secured financings.

Beginning in 2005, we entered into a series of transactions with Variable Interest Entities (VIEs) organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and debt of the VIEs. Debt obligations of the VIEs totaling $6.3 billion and $1.2 billion were included in long-term debt at March 31, 2009 and December 31, 2008, respectively. Refer to Note 17, “Special Purpose Entities” of the accompanying consolidated financial statements for additional information regarding VIE arrangements.

Results of Operations

Net Interest Income An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on page 116 of this Form 10-Q. Significant components of our net interest margin are summarized in the following table.

Three Months Ended March 31,	2009	2008

Yield on total earning assets	4.92%	5.64%
Rate paid on interest bearing liabilities	1.75	3.52

Interest rate spread	3.17	2.12
Benefit from net non-interest earning or paying funds	0.29	0.40

Net interest margin to earning assets(1)	3.46%	2.52%

(1)	Selected financial ratios are defined in the Glossary of Terms in our 2008 Form 10-K.

Significant trends affecting the comparability of 2009 and 2008 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

		Interest Rate
Three Months Ended March 31,	Amount	Spread

	(dollars are in millions)

Net interest income/interest rate spread from prior year	$969	2.12%

Increase (decrease) in net interest income associated with:
Trading related activities	35
Balance sheet management activities(1)	84
Private label credit card portfolio	69
Credit card portfolio	291
Commercial loans	83
Deposits	(114)
Other activity	(63)

Net interest income/interest rate spread for current year	$1,354	3.17%

(1)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading Related Activities Net interest income for trading related activities increased in during the three months ended March 31, 2009 primarily due to decreased funding costs.

HSBC USA Inc.

Balance Sheet Management Activities Higher net interest income from balance sheet management activities during the three months ended March 31, 2009 was due primarily to positions taken in expectation of decreasing short-term rates.

Private Label Credit Card Portfolio Higher net interest income on private label credit card receivables during the three months ended March 31, 2009 resulted from lower funding costs and lower amortization of premiums on the initial purchase as well as lower daily premiums.

Credit Card Portfolios Higher net interest income on credit card receivables during the three months ended March 31, 2009 primarily reflects the impact of the purchase of the GM and UP Portfolios from HSBC Finance.

Commercial Loans Higher net interest income on commercial loans is primarily due to lower funding costs on these loans.

Deposits Lower interest income related to deposits is primarily due to spread compression on core banking activities in the PFS and CMB business segments. These segments have been affected by falling interest rates, growth in customer deposits in higher yielding deposit products, such as online savings and premier investor accounts, and a more competitive retail market.

Other Activity Lower net interest income from other activity during the three months ended March 31, 2009 is related to lower commercial and residential mortgage loan balances which was partially offset by increased margins on consumer loans due to lower funding costs as well as interest income on a portfolio of auto finance loans purchased in January 2009.

Provision for Credit Losses The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase
Three Months Ended March 31	2009	2008	Amount	%

	(dollars are in millions)

Commercial	$148	$91	$57	63

Consumer:
Residential mortgages, excluding HELOCs and home equity	162	32	130	*
HELOCs and home equity mortgages	21	26	(5)	(19)
Private label card receivables	399	271	128	47
Credit card receivables	393	58	335	*
Auto finance	27	—	27	*
Other consumer	24	20	4	20

Total consumer	1,026	407	619	152

Total provision for credit losses	$1,174	$498	$676	136

*	Not meaningful.

Provision expense on residential mortgages increased $130 million for the three months ended March 31, 2009 as compared with the year-ago period. The increase was attributable to increased delinquencies within the prime residential first mortgage loan portfolio, due primarily to the continued deterioration in real estate values in certain markets. Also contributing to this increase to a lesser extent is a portfolio of nonconforming residential mortgage loans which we purchased from HSBC Finance in 2003 and 2004.

HSBC USA Inc.

Provision expense associated with private label and other credit card receivables collectively increased $463 million for the three months ended March 31, 2009 as compared with the year-ago period. Provision expense associated with credit card receivables was significantly impacted by the purchase of the GM and UP Portfolios as previously discussed. Excluding these portfolios, provision expense remained higher, primarily from higher delinquencies and charge offs within the private label and co-brand credit card portfolios due to higher levels of personal bankruptcy filings, lower recovery rates and the impact from a continued weakening of the U.S. economy.

Provision expense associated with our auto finance portfolio increased mainly due to the acquisition of the $3 billion auto finance loan portfolio from HSBC Finance in January 2009.

Commercial loan provision expense increased for the three months ended March 31, 2009 as compared with the year-ago period. Provisions on commercial real estate, middle market and corporate banking portfolios increased as a result of higher criticized asset levels reflecting customer downgrades due to deteriorating economic conditions. Increased provision in our commercial real estate portfolio was largely due to problems in the condominium construction market in South Florida and California.

Other Revenues (Losses) The components of other revenues are summarized in the following tables.

			Increase (Decrease)
Three Months Ended March 31	2009	2008	Amount	%

	(dollars are in millions)

Credit card fees	$357	$229	$128	56

Other fees and commissions	229	162	67	41

Trust income	32	33	(1)	(3)

Trading (loss) revenue	(154)	(709)	555	78

Net other-than-temporary impairment losses	(38)	—	(38)	(100)
Other securities gain, net	47	84	(37)	(44)

HSBC affiliate income:
Fees and commissions	28	49	(21)	(43)
Other affiliate income	6	5	1	20

	34	54	(20)	(37)

Residential mortgage banking revenue	65	38	27	71

Gain on instruments at fair value and related derivatives(1)	112	57	55	96

Other income (loss):
Valuation of loans held for sale	(86)	(117)	31	26
Insurance	7	9	(2)	(22)
Earnings from equity investments	15	20	(5)	(25)
Miscellaneous income	130	55	75	*

	66	(33)	99	*

Total other revenues (losses)	$750	$(85)	$835	*

(1)	Includes gains and losses associated with financial instruments elected to be measured at fair value under SFAS 159, and the associated economically hedging derivatives. Refer to Note 11, “Fair Value Option” of the consolidated financial statements for additional information.

Credit Card Fees Higher credit card fees during the three months ended March 31, 2009 were due primarily to substantially higher outstanding credit card balances due to the purchase of the GM and UP Portfolios as previously

HSBC USA Inc.

discussed. Also contributing to the increase were higher late fees from increased delinquencies and growth of the co-brand portfolio, partially offset by higher fee charge-offs due to increased loan defaults.

Other Fees and Commissions Other fee-based income increased during the three month period ended March 31, 2009 due to higher customer referral fees, commercial loan commitment fees, loan syndication fees and fees generated by the Payments and Cash Management business.

Trust Income Trust income declined slightly primarily due to margin pressure as money market assets have shifted from higher fee asset classes to lower fee institutional class funds.

Trading (Loss) Revenue Trading (loss) revenue is generated by participation in the foreign exchange, rates, credit and precious metals markets.

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

			Increase (Decrease)
Three Months Ended March 31,	2009	2008	Amount	%

	(dollars are in millions)

Trading (loss) revenue	$(154)	$(709)	$555	78
Net interest income	53	18	35	194

Trading related (loss) revenue	$(101)	$(691)	$590	85

Business:
Derivatives	$(268)	(704)	$436	62
Treasury (primarily securities)	12	(109)	121	111
Foreign exchange and banknotes	131	90	41	46
Precious metals	21	34	(13)	(38)
Other trading	3	(2)	5	*

Trading related (loss) revenue	$(101)	$(691)	$590	85

*	Not meaningful.

Trading (loss) revenue during the first quarter of 2009 continued to be affected by reduced liquidity, widening spreads and volatility in the credit markets although the magnitude of such impacts was not as severe when compared to the prior year quarter.

Trading losses related to derivatives improved during the three months ended March 31, 2009. Structured credit products sustained total losses of approximately $357 million during the current quarter, as compared to $715 million in the year-ago period, as the rate of additional provision applied to monolines and losses associated with correlation trading decreased. Provisions recorded for monolines were approximately $164 million during the three months ended March 31, 2009, as compared to $488 million for the year-ago period. Correlation trading sustained losses of $176 million during the three months ended March 31, 2009, as compared to $248 million in the year ago period.

Trading income related to securities improved to $12 million during the three months ended March 31, 2009 as compared to a loss of $109 million in the year-ago period, as the widening of credit spreads on asset backed securities held for trading purposes slowed.

HSBC USA Inc.

Partially offsetting the above noted losses from structured credit products, our foreign exchange and interest rate trading businesses continued to contribute increased revenues during the first quarter of 2009 as a result of ongoing market volatility and increased customer activity.

Other trading losses primarily relate to losses on corporate bonds which is attributable to increased credit risk on these bonds.

Net Other-Than-Temporary Impairment Losses During the three months ended March 31, 2009, nine debt securities were determined to be other-than-temporarily impaired pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Consistent with FSP SFAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” only the credit loss component is shown in earnings effective January 1, 2009. The following table presents the various components of other-than-temporary impairment.

Three Months Ended March 31	2009	2008

	(in millions)

Total other-than-temporary impairment losses	$(116)	$—
Portion of loss recognized in other comprehensive income (before taxes)	78	—

Net other-than-temporary impairment losses recognized in earnings	$(38)	$—

Other Securities Gains, Net We maintain various securities portfolios as part of our balance sheet diversification, liquidity management and risk management strategies. The following table summarizes the net Other securities (loss) gain resulting from various strategies.

Three Months Ended March 31	2009	2008

	(in millions)

Sale of MasterCard or Visa Class B Shares	$—	$83
Balance sheet diversity and reduction of risk	47	1

Other securities gains, net	47	84

HSBC Affiliate Income Affiliate fees and commissions were lower during the three months ended March 31, 2009 due to lower gains on tax refund anticipation loans due to lower origination volumes as well as lower gains on the sale of mortgages to HSBC Markets (USA) Inc. (“HMUS”) resulting from decreased activity under the programs driven by illiquidity in the credit and sub-prime markets causing a decrease in loans sold. These decreases were partially offset by higher customer referral fees and other fees received from other HSBC affiliates.

HSBC USA Inc.

Residential Mortgage Banking Revenue The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income in the consolidated statements of (loss) income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended March 31,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$66	$61	$5	8

Servicing related income:
Servicing fee income	34	31	3	10
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(25)	(21)	(4)	(19)
Realization of cash flows	(23)	(30)	7	23
Trading — Derivative instruments used to offset changes in value of MSRs	36	40	(4)	(10)

	22	20	2	10

Originations and sales related income:
Gains on sales of residential mortgages	34	(1)	35	*
Trading and hedging activity	5	14	(9)	(64)

	39	13	26	*

Other mortgage income	4	5	(1)	(20)

Total residential mortgage banking revenue included in other revenues	65	38	27	71

Total residential mortgage banking related revenue	$131	$99	$32	32

Average residential mortgage loans	$24,639	$35,195	$(10,556)	(30)

*	Not meaningful.

Increased net interest income during the three months ended March 31, 2009 resulted from lower amortization of deferred expenses (lower prepayment levels on lower outstandings) as well as reduced funding costs due to lower short term rates. We have continued to sell the majority of new loan originations to government sponsored enterprises and private investors and allow existing loans to runoff.

Higher servicing fee income in the current quarter resulted from a rising volume of our average serviced loans portfolio, as we have continued to sell the majority of new loan originations to government sponsored enterprises as discussed above, but continue to retain servicing rights for the loans sold. The average serviced loans portfolio increased approximately 22 percent since March 31, 2008. The increased serviced loans portfolio, and its positive impact on service fee income, was partially offset by unfavorable net hedged MSR performance during the first quarter of 2009 primarily from increased market volatility in the mortgage market.

Originations and sales related income increased during the first quarter of 2009 as compared to the year-ago period. The increase was largely attributable to loan sales in the first quarter of 2009 of $1.8 billion which resulted in a gain of $37 million.

Gain on Instruments Designated at Fair Value and Related Derivatives We have elected to apply the fair value option to commercial leveraged acquisition finance loans, unfunded commitments, certain fixed-rate debt issuances

HSBC USA Inc.

and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. For the three months ended March 31, 2009, we recognized a gain of $253 million representing a net change in fair value of all instruments indicated above and a loss of $141 million on the related derivatives. For the three months ended March 31, 2008, we recognized a gain of $32 million representing a net change in fair value of all instruments and a gain of $25 million on the related derivatives. Refer to Note 11, Fair Value Option for additional information.

Valuation on Loans Held for Sale Continued deterioration in the U.S. mortgage markets have resulted in negative valuation adjustments on loans held for sale during the first quarter of 2009 although the severity of the valuation adjustments improved as compared to the prior year quarter. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are sub-prime residential mortgage loans with a fair value of approximately $1.0 billion as of March 31, 2009. Loans held for sale are recorded at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Overall weakness and illiquidity in the U.S. residential mortgage market and continued delinquencies, particularly in the sub-prime market, resulted in valuation adjustments totaling $86 million being recorded on these loans during the three months ended March 31, 2009 as compared with $117 million during the year-ago period. Valuations on residential mortgage loans we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss).

Other Income (Loss) The increase in other income (loss) during the first quarter of 2009 as compared to the year-ago period, is primarily due to an $85 million gain relating to the resolution of a lawsuit whose proceeds will be used to redeem the 100 preferred shares issued to CT Financial Services, Inc. and a $33 million gain on the sale of an equity interest in HSBC Private Bank (Suisse) S.A.

The obligation to redeem the preferred shares upon our receipt of the proceeds from the litigation settlement represented a contractual arrangement established in connection with our purchase of a community bank from CT Financial Services Inc. in 1997 at which time this litigation remained outstanding. The $85 million we received, net of applicable taxes, was remitted in April to Toronto Dominion, who now holds beneficial ownership interest in CT Financial Services Inc., and the preferred shares were redeemed.

HSBC USA Inc.

Operating Expenses The components of operating expenses are summarized in the following tables.

			Increase (Decrease)
Three Months Ended March 31,	2009	2008	Amount	%

	(dollars are in millions)

Salaries and employee benefits:
Salaries	$153	$178	$(25)	(14)
Employee benefits	138	132	6	(5)

Total salaries and employee benefits	291	310	(19)	(6)

Occupancy expense, net	63	64	(1)	(2)

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	189	121	68	56
Fees paid to HMUS	71	54	17	31
Fees paid to HTSU	111	63	48	76
Fees paid to other HSBC affiliates	52	52	—	—

Total support services from HSBC affiliates	423	290	133	46

Other expenses:
Equipment and software	10	11	(1)	(9)
Marketing	37	38	(1)	(3)
Outside services	27	31	(4)	(13)
Professional fees	17	18	(1)	(6)
Telecommunications	4	5	(1)	(20)
Postage, printing and office supplies	3	9	(6)	(67)
Off-balance sheet credit reserves	(4)	11	(15)	*
FDIC assessment fee	34	7	27	*
Insurance business	22	(1)	23	*
Miscellaneous	45	27	18	67

Total other expenses	195	156	39	25

Total operating expenses	$972	$820	152	19

Personnel – average number	10,047	11,945	(1,898)	(16)
Efficiency ratio	46.33%	93.59%

(1)	See Note , “Goodwill,” of the accompanying consolidated financial statements for additional information.

Salaries and Employee Benefits Lower salaries and employee benefits expense during the three months ended March 31, 2009 as compared to the year-ago period is mainly due to the transfer of support services employees, as described below, to an affiliate as well as continued cost management efforts which have resulted in lower headcount including the impact of global resourcing initiatives undertaken by management.

Occupancy Expense, Net Lower occupancy expense in the first quarter of 2009 is due to the transfer of shared services employees and their related workspace expenses to an affiliate as discussed below. This was partially offset by expansion of the core banking and commercial lending networks within the PFS and CMB business segments, a key component of recent business expansion initiatives. Subsequent to March 31, 2008, we opened 10 new branches resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses.

HSBC USA Inc.

Support services from HSBC affiliates includes technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions.

Higher expenses in the first quarter of 2009 is primarily due to higher servicing fees paid to HSBC Finance largely as a result of the purchase of the GM and UP Portfolios as well as certain auto finance loans purchased from HSBC Finance in early January 2009 and higher fees paid to HTSU. Support services from HSBC affiliates also includes servicing fees paid to HSBC Finance for servicing private label credit card receivables and certain other credit card and nonconforming residential mortgage loans.

Marketing Expenses Lower marketing and promotional expenses during the first quarter of 2009 resulted from general cost saving initiatives. This was partially offset by a continuing investment in HSBC brand activities, promotion of the internet savings account and marketing support for branch expansion initiatives, primarily within the PFS business segment.

Other Expenses Other expenses increased primarily as a result of higher FDIC assessment fees, higher corporate insurance costs and higher debit card fraud expenses. This was partially offset by a release of off balance sheet reserve related to an advance by a large corporate customer.

Efficiency Ratio Our efficiency ratio, which is the ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues, was 46.33 percent and 93.59 percent for the three months ended March 31, 2009 and 2008, respectively. An improved efficiency ratio during the first quarter of 2009 resulted primarily from an increase in other revenues and net interest income as compared to the year-ago period.

Segment Results – IFRSs Basis

We have five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described under Item 1, “Business” in our 2008 Form 10-K. There have been no changes in the basis of segmentation or measurement of segment profit (loss) as compared with the presentation in our 2008 Form 10-K.

Our segment results are presented on an IFRSs Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis since we report to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 15, “Business Segments,” in the accompanying consolidated financial statements and under the caption “Basis of Reporting” in the MD&A section of this Form 10-Q.

Personal Financial Services (“PFS”)

Resources continued to be directed towards expansion of the core retail banking business, including investment in the HSBC brand and expansion of the branch network in existing areas, as well as growth of HSBC Premier, HSBC’s global banking service which offers customers a seamless international service and HSBC Direct, the online deposit gathering channel. As a result, at March 31, 2009, total average personal deposits increased 15.6 percent including a 32 percent increase in online savings account balances as compared to the year-ago period. Some of the increase in deposits was likely the result of customers moving funds to larger, well-capitalized institutions as a result of the volatile market conditions experienced in 2008 and early 2009. Net interest income, however, declined during the first quarter of 2009 compared with the year-ago period due to narrowing of deposit spreads driven by competitive pricing pressures and declines in market rates. Additionally, deterioration in credit quality, particularly on Home Equity Lines of Credit and Home Equity Loans, credit cards and prime residential mortgage loans has negatively impacted results.

HSBC USA Inc.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises and private investors and to allow the existing balance sheet to run-off. As a result, average residential mortgage loans at March 31, 2009 decreased approximately 34 percent as compared to March 31, 2008. In September 2008, we entered into long-term standby commitments with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) for the transfer of credit risk relating to approximately $3.8 billion of our residential mortgage loans, for which we pay an annual guarantee fee. Of this amount, $2 billion was included in the $7 billion of residential mortgage loans sold in 2008 and the remainder was sold in the first quarter of 2009. During the first quarter of 2009, we sold approximately $1.8 billion of prime adjustable and fixed rate residential mortgage loans which resulted in gains of $39 million. We retained the servicing rights in relation to the mortgages upon sale.

In November 2008, we announced that we would exit the wholesale/correspondent and time-share origination channels of our mortgage business and focus attention, resources and investment on our retail sales channel. In the second quarter of 2008, we discontinued originations of education loans and, accordingly, during the first quarter of 2009 the portfolio of loans has continued to runoff.

The following table summarizes the IFRSs Basis results for our PFS segment:

			Increase (Decrease)
Three Months Ended March 31	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$187	$247	$(60)	(24)
Other operating income	40	226	(186)	(82)

Total operating income	227	473	(246)	(52)
Loan impairment charges	200	59	141	*

	27	414	(387)	(93)
Operating expenses	296	280	16	6

(Loss) profit before income tax (benefit) expense	(269)	134	(403)	*
Income tax (benefit) expense	(95)	51	(146)	*

Net (loss) income	$(174)	$83	$(257)	*

*	Not meaningful.

Net interest income decreased during the three months ended March 31, 2009 primarily due to narrowing of interest rate spreads driven by the declining rate environment and competitive pricing pressures on savings and certificate of deposit products. This was partially offset by widening interest rate spreads on credit card balances due to reduced funding costs in the lower short term rate environment. Interest income from first and second mortgages was largely unchanged from the first quarter of 2008 versus the first quarter of 2009. The impact of lower interest income related to mortgage sales of approximately $8.8 billion since March 31, 2008 was largely offset by lower funding costs on the loans available for sale, widening spreads on the remaining adjustable rate portfolio and lower amortization of deferred origination cost amortization. Additionally, spreads have narrowed on both home equity line and loan products since March 31, 2008.

Other operating income decreased during three months ended March 31, 2009 primarily due to a $102 million intersegment charge from the Global Banking and Markets segment relating to the cost associated with early termination of the funding associated with mortgage loan sales in the first quarter, which was partially offset by a net gain on the sale of these residential mortgage loans of $39 million. There were also lower revenues in the first quarter of 2009 due to higher mortgage reinsurance costs and lower personal service charges, ATM and other fees. Additionally, the year-ago period benefited from a $83 million gain on the sale of Visa Class B shares recorded in the first quarter of 2008.

HSBC USA Inc.

Higher loan impairment charges were driven by an increase in delinquencies which resulted in significantly increased loan loss reserves as well as increased charge offs within the Home Equity Line of Credit (HELOC), Home Equity Loan and the Residential first mortgage loan portfolios due to increased loss severities as real estate values continued to deteriorate in certain markets. Loan impairment charges on credit card receivables and other consumer loans have also risen. Increased levels of personal bankruptcy filings and a deteriorating U.S. economy, including rising unemployment rates and lower recovery rates, have driven higher delinquencies across all products.

Increased operating expenses in during the first quarter of 2009 were primarily related to higher FDIC assessment fees. Additionally, the year-ago period benefited from a recovery of $37 million related to the Visa legal accrual set up in 2007. Customer loyalty program expenses for credit cards were included in operating expense in the prior year period but were reclassified as contra revenue in the current quarter. Excluding these two items, expenses have improved since prior year driven by efficiency programs in the branch network that more than offset growth in costs from branch expansion initiatives and higher pension costs.

Recent regulatory activity in the mortgage lending environment is expected to have an impact on criteria for determining affordable and sustainable mortgage loan modifications. Implementation of revised policies may have an adverse effect on our results of operations.

Consumer Finance (“CF”)

The CF segment includes the private label and co-brand credit cards, as well as other loans acquired from HSBC Finance or its correspondents, including the GM and UP Portfolios and auto finance loans purchased in January 2009 and portfolios of nonconforming residential mortgage loans (the “HMS Portfolio”) purchased in 2003 and 2004. Results of the CF segment have been negatively impacted by significantly higher loan impairment charges relating to the private label and, to a lesser extent, the HMS Portfolios.

On January 6, 2009 we received regulatory approval to purchase the General Motors (“GM”) MasterCard receivables portfolio, the AFL-CIO Union Plus (“UP”) MasterCard/Visa portfolio and certain auto finance receivables from HSBC Finance. As a result, the following transactions occurred:

•	GM Portfolio and UP Portfolio. On January 8, 2009, we purchased the GM receivables portfolio from HSBC Finance for aggregate consideration of approximately $6.2 billion, which included the assumption of approximately $2.7 billion of indebtedness. The GM receivables portfolio purchased consisted of receivables with an aggregate balance of approximately $6.3 billion. On January 9, 2009, we purchased the UP receivables portfolio from HSBC Finance for aggregate consideration of approximately $6.0 billion, which included the assumption of approximately $3.4 billion of indebtedness. The UP receivables portfolio purchased consisted of receivables with an aggregate balance of approximately $6.1 billion. HSBC Finance retained the customer account relationships and now sells additional receivable originations generated under existing and future GM and UP accounts to us daily at fair market value.

•	Auto Finance Receivables. On January 9, 2009, we purchased auto finance receivables with an aggregate balance of approximately $3.0 billion from HSBC Finance for an aggregate purchase price of approximately $2.8 billion.

The consideration for each purchase was determined on the basis of an independent valuation opinion. HSBC Finance services the receivables purchased for a fee.

HSBC USA Inc.

The following table summarizes the IFRSs Basis results for our CF segment:

			Increase (Decrease)
Three Months Ended March 31	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$529	$294	$235	80
Other operating income	81	93	(12)	(13)

Total operating income	610	387	223	58
Loan impairment charges	554	368	186	51

	56	19	37	195
Operating expenses	14	17	(3)	(18)

Profit before income tax expense	42	2	40	*
Income tax expense	15	1	14	*

Net income	$27	$1	$26	*

*	Not meaningful.

Net interest income increased during the three months ended March 31, 2009 due to higher levels of receivables, lower amortization of premiums paid on the initial bulk and subsequent purchases of receivables associated with the private label portfolio. The original bulk purchase premium was fully amortized during 2008. Net interest income was also higher during the first quarter of 2009 due to a declining interest rate environment. The higher levels of receivables was a result of the credit card and auto finance receivable purchases described more fully below.

Other operating income decreased during the three months ended March 31, 2009 primarily due to increased servicing fees on portfolios purchased from and serviced by our affiliate, HSBC Finance Corporation as well as the charge off of fees relating to private label credit cards which have been deemed uncollectible. This was partially offset by higher late fees on higher delinquencies in the private label and credit card portfolios, including co-brand credit cards, as well as higher credit card fees associated with the purchase of the GM and UP credit card portfolios and the growing co-brand credit card portfolio.

Loan impairment charges associated with credit card receivables increased during the three months ended March 31, 2009 due to higher receivable balances as previously discussed, increased delinquencies and higher net charge-offs including lower recoveries of previously charged-off balances, and higher levels of personal bankruptcy filings and the impact of a weakening U.S. economy. Provisions relating to the HMS portfolio also increased due to deterioration in the U.S. housing markets.

Operating expenses decreased primarily due to a change in the way we report expenses related to real estate owned, which is now accounted for as a reduction to income which was partially offset by higher expenses related to the higher receivable levels and increased collection costs on late stage delinquent accounts.

On December 18, 2008, the Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Administration jointly issued a final rule (“UDAP”) that will be effective July 1, 2010 and will among other things, place restrictions on applying interest rate increases on new and existing balances, require changes to deferred interest plans, prescribe the manner in which payments may be allocated to amounts due and penalty rates may be charged on past due balances, and limit certain fees. We are already compliant with some of its provisions. We currently believe implementation of these rules may have a material adverse effect on our results of operations. Legislation has been approved by Congressional committees that would accelerate the effective date of the Federal Reserve rules described above and would impose additional requirements. It is unclear at this time whether any legislation will be adopted by Congress and if adopted, what the content of such legislation will be.

HSBC USA Inc.

Commercial Banking (“CMB”)

Despite the declining interest rate environment negatively impacting income growth as deposit spreads have narrowed significantly, operating income driven by increased income from loans and fees is marginally higher than 2008. Loan impairment charges have increased due to higher levels of criticized assets and overall deterioration in the credit environment which has led to customer downgrades across all commercial business lines.

Despite tightened credit standards, balanced growth between the established footprint in New York State and expansion markets in the West Coast, Midwest and the Southeast has led to a 22 percent increase in lending and a 14 percent increase in customer deposits to middle market customers at March 31, 2009 as compared to the same 2008 period. The small business loan portfolio has seen more moderate growth due to tightened credit standards and the competitive environment while small business customer deposits grew 11 percent during the first quarter of 2009 compared to the same 2008 period. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume.

Average customer deposit balances across all CMB business lines increased nine percent during the first quarter of 2009 as compared to the same 2008 period and average loans increased 12 percent during the first quarter of 2009 as compared to the same 2008 period.

The following table summarizes the IFRSs Basis results for the CMB segment.

			Increase (Decrease)
Three Months Ended March 31	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$176	$184	$(8)	(4)
Other operating income	81	71	10	14

Total operating income	257	255	2	1
Loan impairment charges	81	47	34	72

	176	208	(32)	(15)
Operating expenses	154	144	10	7

Profit before income tax expense	22	64	(42)	(66)
Income tax expense	8	25	(17)	(68)

Net income	$14	$39	$(25)	(64)

Net interest income decreased in the three months ended March 31, 2009 primarily due to narrower spreads on deposits partially offset by double digit growth in loan balances and wider loan spreads.

Other operating income increased during the current quarter, due mainly to a combination of increased community investment activities, higher syndications business, increased cross-sales of capital markets products and higher service fees.

Loan impairment charges increased during the three months ended March 31, 2009 due to worsening economic conditions, leading to customer credit downgrades across all commercial business lines. Net charge-offs have increased in the small and middle market businesses, with a di minimus increase in the commercial real estate business.

Operating expenses increased during the current quarter due primarily to higher FDIC insurance premiums and allocated infrastructure costs, partially offset by reduced staff costs and efficiency savings.

HSBC USA Inc.

Global Banking and Markets

During the first quarter of 2009, the Global Banking and Markets segment benefitted from the low interest rate environment and high market volatility in currencies which contributed to higher revenues in balance sheet management and foreign exchange trading. Results continued to be affected by reduced market liquidity, widening spreads and volatility in the corporate credit and residential mortgage lending markets, which has resulted in reductions to other operating income although the magnitude of such reductions declined as compared with the year-ago period. This impacted trading revenue in mortgage backed securities, and credit derivatives in particular, and has led to counterparty credit reserves for monoline exposure and valuation losses being taken in both the Trading and Available for Sale securities portfolios.

On October 11, 2008, the International Accounting Standards Board (IASB) issued an amendment to IAS 39 (Financial Instruments: Recognition and Measurement), which permits entities to transfer financial assets from the Trading classification into the Available for Sale or Loans and Receivables classifications if the entity has the intention and ability to hold the assets for the foreseeable future or until maturity. Temporary changes in the market value of re-classified assets will no longer impact current period earnings. Instead, these assets will only be marked-to-market (through other comprehensive income) if classified as Available for Sale Securities and will be subject to on-going impairment tests.

Following careful analysis of the implications and with consideration given to industry and peer practices, we elected to re-classify $1.8 billion in leveraged loans and high yield notes and $892 million in securities held for balance sheet management purposes from Trading Assets to Loans and Available for Sale Investment Securities, effective July 1, 2008. In November 2008, $967 million in additional securities were also transferred from Trading Assets to Available for Sale Investment Securities. If these IFRS reclassifications had not been made, our profit before tax would have been $19 million lower during the three months ended March 31, 2009.

We have previously reported our continuing review of the strategies and scope of our Global Banking and Markets businesses. In the first quarter of 2009, we shifted the focus of this review towards more robust management of our client database in order to concentrate on our more strategic customer relationships. Accordingly, the review of potential transfers of businesses and activities to affiliates within the HSBC Group has been deemphasized at present.

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

			Increase (Decrease)
Three Months Ended March 31	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$232	$122	$110	90
Other operating income (loss)	221	(717)	938	131

Total operating income (loss)	453	(595)	1,048	176
Loan impairment charges	229	42	187	*

	224	(637)	861	135
Operating expenses	199	203	(4)	(2)

Profit (loss) before income tax expense (benefit)	25	(840)	865	103
Income tax expense (benefit)	9	(318)	327	103

Net income (loss)	$16	$(522)	$538	103

*	Not meaningful.

Increased net interest income during the three months ended March 31, 2009 was due primarily to balance sheet management initiatives to position for lower rates and wider credit spreads on our commercial loan portfolio.

HSBC USA Inc.

Other operating income increased partially due to the strong performance in foreign exchange products, as well as from higher corporate banking fees, and gains on securities held for sale. However, other operating income overall continued to be affected by adverse market conditions, but to a lesser extent than prior year. Additionally, revenues in the first quarter of 2009 were higher than the year ago period due to the reclassification of assets from trading to available for sale assets and to loans and receivables under the IAS 39 amendment as was previously discussed.

Other income (loss) reflects losses on structured credit products of $256 million during the three months ended March 31, 2009 as compared to $714 million in the year-ago period, as the widening of credit spreads slowed resulting in losses from hedging activity and counterparty exposures. Exposure to monolines continued as asset levels continued to fall and deterioration in creditworthiness persisted, although the pace of such deterioration slowed significantly, resulting in a loss of $164 million during the three months ended March 31, 2009 as compared to $488 million in the year-ago period. Correlation trading sustained losses of $176 million during the three months ended March 31, 2009, as compared to $248 million in the year-ago period.

Valuation losses of $86 million and $117 million during the three months ended March 31, 2009 and 2008, respectively, were also recorded against the fair values of sub-prime residential mortgage loans held for sale. There were no fair value adjustments on the leveraged loan portfolio in the first quarter of 2009, which reflects the classification of substantially all leveraged loans as held to maturity, compared to a loss of $141 million during the three months ended March 31, 2008, which reflects the loans at fair value.

During the first quarter of 2009, securities determined to be other-than-temporarily impaired resulted in an other-than-temporary impairment charge of $143 million during the three months ended March 31, 2009 on these investments. There were no similar charges recorded in the same year ago period.

Loan impairment charges increased primarily due to exposure in the Automotive industry and other downgrades on specific accruing loans.

Partially offsetting the above mentioned declines, other operating income also benefited from intersegment income from PFS of $102 million in 2009 relating to the fee charged for the early termination of funding associated with the sale of the residential mortgage loans.

Operating expenses were lower during the three months ended March 31, 2009 primarily resulting from lower salary and other staff costs due to a decreased overall number of employees from our ongoing efficiency initiatives substantially offset by higher performance related compensation costs due to improved revenues.

Private Banking (“PB”)

Resources continue to be dedicated to expand products and services provided to high net worth customers served by the PB business segment.

The level of client deposits remained stable as clients sought safety and liquidity. In contrast, total average loans (mostly domestic consumer) were 13% lower during the first quarter of 2009 as compared with prior year period, reflective of lower client demand. Despite substantial reductions affected by a challenging economic environment, assets under management were also unchanged. Inflows from custody clients offset the decline in market value of securities.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase (Decrease)
Three Months Ended March 31	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$42	$49	$(7)	(14)
Other operating income	33	43	(10)	(23)

Total operating income	75	92	(17)	(18)
Loan impairment charges	(3)	(3)	—	—

	78	95	(17)	(18)
Operating expenses	59	61	(2)	(3)

Profit before income tax expense	19	34	(15)	(44)
Income tax expense	7	13	(6)	(46)

Net income	$12	$21	$(9)	(43)

Net interest income was lower during the three months ended March 31, 2009 primarily as a result of narrowing interest rate spreads due to declining market rates and lower outstanding loan balances.

During the first quarter of 2009, other revenues were lower than the same period in 2008 primarily due to lower performance fee from equity investments, lower managed products, recurring fund fees and insurance commissions.

Loan impairment charges in the first quarter of 2009 and 2008 respectively were unchanged. Net reversals of credit reserves in both periods resulted from a portfolio upgrade and a reversal of a cross border exposure provision.

Operating expenses decreased as a result of lower staff costs due to lower headcount resulting from efficiency initiatives. Technology, marketing and communications costs were also lower, offset by higher FDIC assessment fees.

Other

The Other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, as well as any adjustments to the fair value on HSBC shares held for stock plans. The results also include earnings on an equity investment in HSBC Private Bank (Suisse) S.A, which was sold in March 2009 to another HSBC affiliate for a gain.

The following table summarizes IFRSs Basis results for the Other segment.

			Increase
Three Months Ended March 31	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$1	$2	$(1)	(50)
Other operating income	156	164	(8)	(5)

Total operating income	157	166	(9)	(5)
Loan impairment charges	—	—	—	—

	157	166	(9)	(5)
Operating expenses	13	—	13	—

Profit before income tax expense	144	166	(22)	(13)
Income tax expense	149	64	85	133

Net (loss) income	$(5)	$102	$(107)	(105)

HSBC USA Inc.

Other operating income in the three months ended March 31, 2009 included an $85 million gain related to the resolution of a lawsuit whose proceeds will be used to redeem preferred stock issued to CTUS Inc. and a $43 million gain on the sale of an equity interest as well as increases in the fair value of certain debt instruments to which fair value option accounting is applied due to narrowing credit spreads. The 2008 results included substantial income from increases in the fair value of certain debt instruments to which fair value option accounting is applied due to narrowing credit spreads.

Credit Quality

We enter into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, on a limited basis, internationally.

Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K under the caption “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” of the consolidated financial statements included in our 2008 Form 10-K. Our approach toward credit risk management is summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K under the caption “Risk Management.” There have been no material revisions to policies or methodologies during the first quarter of 2009, although we continue to monitor current market conditions and will adjust credit policies as deemed necessary.

HSBC USA Inc.

Allowance for Credit Losses

Changes in the allowance for credit losses by general loan categories are summarized in the following table:

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Allowance balance at beginning of quarter	$2,397	$2,059	$1,414
Charge offs:
Commercial	56	63	31
Consumer:
Residential mortgages, excluding HELOCs and home equity	65	37	29
HELOCs and home equity mortgages	37	26	11
Private label card receivables	352	309	266
Credit card receivables	67	45	30
Auto finance	5	1	4
Other consumer loans	32	32	31

Total consumer loans	558	450	371

Total charge offs	614	513	402

Recoveries:
Commercial	5	9	6
Consumer:
Residential mortgages, excluding HELOCs and home equity	6	—	1
HELOCs and home equity mortgages	9	—	—
Private label card receivables	38	51	52
Credit card receivables	6	4	4
Auto finance	1	—	2
Other consumer loans	6	6	8

Total consumer loans	66	61	67
Total recoveries	71	70	73

Total net charge offs	543	443	329
Allowance related to bulk loan purchase from HSBC Finance	437	—	—

Provision charged to income	1,174	781	498

Allowance balance at end of quarter	$3,465	$2,397	$1,583

Ratio of Allowance for Credit Losses to:
Loans:(2)
Commercial	1.95%	1.53%	1.03%
Consumer
Residential mortgages, excluding HELOCs and home equity	2.01	1.15	0.21
HELOCs and home equity mortgages	3.52	3.67	1.13
Private label card receivables	8.04	6.86	5.57
Credit card receivables	6.87	9.73	8.43
Auto finance	1.28	1.95	2.21
Other consumer loans	4.19	3.79	2.61
Total consumer loans	5.15	4.18	2.33

Total	3.91	2.96	1.80

Net charge-offs(1)	157.36%	136.04%	119.65%

Nonperforming loans(2):
Commercial	135.4%	147.4%	143.5%
Consumer	177.9	160.4	135.2

Total	167.7%	157.1%	137.1%

(1)	Quarter-to-date net charge-offs, annualized.

(2)	Ratio excludes loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of cost or market.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three months ended March 31, 2009 and 2008 are summarized in the following table:

		Residential
		Mortgage,
		excluding	HELOCs	Private
		HELOCs	and Home	Label	Credit
		and Home	Equity	Card	Card	Auto	Other
	Commercial(1)	Equity	Mortgages	Receivables	Receivables	Finance	Consumer	Total

	(In millions)

2009
Balances at January 1, 2009	$572	$207	$167	$1,171	$208	$3	$69	$2,397

Charge offs	56	65	37	352	67	5	32	614

Recoveries	5	6	9	38	6	1	6	71

Net charge offs	51	59	28	314	61	4	26	543

Provision charged to income	148	162	21	399	393	27	24	1,174

Allowance related to bulk loan purchases from HSBC Finance	—	—	—	—	424	13	—	437

Balance at March 31, 2009	$669	$310	$160	$1,256	$964	$39	$67	$3,465

2008
Balance at January 1, 2008	$300	$53	$35	$844	$119	$8	$55	$1,414

Charge offs	31	29	11	266	30	4	31	402

Recoveries	6	1	—	52	4	2	8	73

Net charge offs	25	28	11	214	26	2	23	329

Provision charged to income	91	32	26	271	58	—	20	498

Balance at March 31, 2008	$366	$57	$50	$901	$151	$6	$52	$1,583

(1)	Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the movements in comparison with prior years, are summarized in the following table:

	March 31,	December 31,	March 31,
	2009	2008	2008

	(in millions)

On-balance sheet allowance:
Specific	$51	$43	$29
Collective	548	476	311
Transfer risk	—	5	—
Unallocated	70	48	26

Total on-balance sheet allowance	669	572	366

Off-balance sheet allowance	164	168	111

Total commercial allowances	$833	$740	$477

HSBC USA Inc.

An allocation of the allowance for credit losses by major loan categories is presented in the following table:

	March 31, 2009		December 31, 2008		March 31, 2008

		% of		% of		% of
		Loans to		Loans to		Loans to
		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(dollars are in millions)

Commercial	$669	39	$572	46	$366	41
Consumer:
Residential mortgages, excluding HELOCs and home equity mortgages	310	17	207	22	57	31
HELOCs and home equity mortgages	160	5	167	6	50	5
Private label card receivables	1,256	18	1,171	21	901	19
Credit card receivables	964	16	208	3	151	2
Auto finance	39	3	3	—	6	—
Other consumer	67	2	69	2	52	2

Total consumer	2,796	61	1,825	54	1,217	59

Total	$3,465	100	$2,397	100	$1,583	100

(1)	Excludes loans held for sale.

The allowance for credit losses increased $1,068 million, or 45 percent, during the three months ended March 31, 2009. Reserve levels for all loan categories were impacted by the following:

•	Continued deterioration in the U.S. economy, including rising unemployment rates;

•	For consumer loans, higher levels of personal bankruptcy filings; and

•	Lower recovery rates on previously charged-off private label card and credit card balances.

The increase in the allowance for credit losses associated with our credit card portfolio reflects the purchase of the GM and UP Portfolio in January 2009. This increase was tempered by the impact of applying the requirements of SOP 03-3 to certain delinquent loans which resulted in no allowance for loan losses being established for these loans as our investment in these loans was recorded at fair value. We anticipate an increase in the allowance for credit losses in future periods as the GM and UP credit card receivables we acquired which did not show any evidence of credit deterioration at the time of the acquisition, and as such were not subject to the requirements of SOP 03-3, season.

The increase in the allowance for credit losses associated with residential mortgages was driven largely by increased delinquencies and higher loss estimates in our prime residential first mortgage loan portfolio due to deteriorating conditions in the housing markets and rising unemployment levels. Loan allowances for commercial loans were higher at March 31, 2009 due to higher criticized loan balances caused by further downgrades in finance institution and automotive industry counterparties as well as real estate and middle market customers. The downgrades resulted, in part, from continued deterioration of economic conditions and changes in financial conditions of specific customers within these portfolios.

The allowance for credit losses as a percentage of total loans increased to 3.91 percent at March 31, 2009 as compared to 2.96 percent at December 31, 2008 and 1.80 percent at March 31, 2008. The increase in our allowance reflects higher levels of credit card receivables due to the purchase of the GM and UP Portfolios as well as a higher allowance on our private label and other credit card portfolios due in part to higher delinquency and charge-off levels as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued deterioration in the U.S. economy including rising unemployment levels and lower recovery rates on defaulted loans. Our allowance for credit losses on residential mortgage loans also increased due to the continued deterioration of the housing

HSBC USA Inc.

market, particularly as it relates to our prime residential mortgage loans, as did our allowance on commercial loans, including our commercial real estate portfolio due to customer credit downgrades and economic pressures. The increase in this ratio was partially offset by the impact of applying the provisions of AICPA SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to certain delinquent loans in the acquired GM and UP Portfolio which resulted in no allowance for credit losses being established on this portion of the portfolio as our investment was recorded based on the net cash flows expected to be collected.

The allowance for credit losses as a percentage of net charge-offs (quarter-to-date, annualized) increased to 157.36 percent at March 31, 2009 as compared to 136.04 percent at December 31, 2008 and 119.65 percent at March 31, 2008, as the increase in the allowance for credit losses outpaced the increase in net charge-offs due largely to the acquisition of the GM and UP Portfolios and higher commercial reserve levels as discussed above.

Reserves for Off-Balance Sheet Credit Risk

We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $164 million, $168 million and $111 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The related provision is recorded as a miscellaneous expense and is a component of operating expenses. Off-balance sheet exposures are summarized in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations.”

Delinquency

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Dollars of Delinquency:
Commercial	$360	$385	$217
Consumer:
Residential mortgage	1,920	1,843	1,089
Private label card receivables	657	663	550
Credit card receivables	483	77	58
Auto finance	24	3	4
Other consumer	8	7	5

Total consumer	3,092	2,593	1,706

Total	$3,452	$2,978	$1,923

Delinquency Ratio:
Commercial	1.02%	1.01%	0.58%
Consumer:
Residential mortgage	8.10	7.09	3.12
Private label card receivables	4.21	3.88	3.40
Credit card receivables	3.44	3.60	3.24
Auto finance	0.79	1.95	1.47
Other consumer	0.49	0.37	0.24

Total consumer	5.33	5.49	3.09

Total	3.70%	3.48%	2.08%

HSBC USA Inc.

Our total delinquency ratio increased 22 basis points compared to the prior quarter. The overall increase in delinquency level was due to the following:

•	Continued deterioration in the U.S. economy;

•	Significantly higher unemployment rates during the quarter; and

•	Higher levels of personal bankruptcy filings.

In addition to the above, our residential mortgage portfolio has continued to experience higher delinquency ratios as a result of continued weakening in the housing industry. Higher dollars of delinquency associated with our credit card portfolios also reflect the impact of the GM and UP Portfolios purchased in January 2009.

Our commercial portfolio experienced higher delinquency ratios due to continued deterioration of economic conditions.

Compared to March 31, 2008, our delinquency ratio increased 162 basis points at March 31, 2009, largely due to higher residential mortgage, private label card and credit card delinquencies for the reasons discussed above.

Net Charge-offs of Loans

The following table summarizes net charge-off dollars as well as the net charge-off of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Net Charge-off Dollars:
Commercial	$51	$54	$25
Consumer:
Residential mortgage	87	63	39
Private label card receivables	314	258	214
Credit card receivables	61	41	26
Auto finance	4	1	2
Other consumer	26	26	23

Total consumer	492	389	304

Total	$543	$443	$329

Net Charge-off Ratio:
Commercial	0.57%	0.53%	0.29%
Consumer:
Residential mortgage	1.59	0.97	0.49
Private label card receivables	7.77	6.22	5.14
Credit card receivables	1.85	7.95	5.83
Auto finance	0.60	2.35	2.66
Other consumer	5.98	5.50	4.55

Total consumer	3.54	3.34	2.30

Total	2.37%	2.03%	1.51%

HSBC USA Inc.

Our net charge-off ratio as a percentage of average loans increased 34 basis points compared to the prior quarter primarily due to higher residential mortgage and private label card charge-offs. Higher net charge-off levels are a result of the following:

•	Higher delinquency levels migrating to charge-off due to:

–	Continued deterioration in the U.S economy and housing markets;

–	Significantly higher unemployment rates; and

–	Portfolio seasoning;

•	Higher levels of bankruptcy filings;

•	Higher loss severities for secured loans; and

•	Lower recovery rates on private label card receivables.

Charge-off dollars and ratios increased in the residential mortgage portfolio reflecting continued weakening in the housing and mortgage industry, including marked decreases in home values in certain markets.

Charge-off levels in our credit card portfolio were positively impacted by the GM and UP Portfolio purchased from HSBC Finance a portion of which were subject to the requirements of SOP 03-3 and recorded at fair value, net of anticipated future losses at the time of acquisition. This resulted in a substantial increase in average credit card receivables outstanding during the quarter without a corresponding increase in credit card charge-offs. As a result, we anticipate higher levels of net charge-offs in this portfolio in future periods as the GM and UP credit card receivables we purchased in January 2009 which were not subject to the requirements of SOP 03-3.

Our auto finance net charge-off ratio benefited from the purchase of $3.0 billion of non-delinquent auto finance receivables from HSBC Finance.

Our net charge-off ratio increased 86 basis points compared to the prior year quarter primarily due to higher charge-offs in our residential mortgage and private label credit card receivables as discussed above. Commercial charge-off dollars and ratios increased due to a higher level of losses in the small business portfolio and a modest increase in losses in the middle market and commercial real estate portfolios.

HSBC USA Inc.

Nonperforming Assets

Nonperforming assets are summarized in the following table.

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Nonaccrual loans:
Commercial:
Construction and other real estate	$198	$74	$43
Other commercial	171	167	164

Total commercial	369	241	207
Consumer:
Residential mortgages	754	566	411
Credit card receivables	2	2	1
Auto finance	—	—	—

Total consumer loans	756	568	412
Nonaccrual loans held for sale	445	441	370

Total nonaccruing loans	1,570	1,250	989

Accruing loans contractually past due 90 days or more:
Total commercial	125	147	48
Consumer:
Residential mortgages	1	1	8
Private label card receivables	479	470	399
Credit card receivables	319	80	68
Auto finance	—	—	—
Other consumer	17	19	13

Total consumer loans	816	570	488

Accruing loans contractually past due 90 days or more held for sale	—	—	—

Total accruing loans contractually past due 90 days or more	941	717	536

Total nonperforming loans	2,511	1,967	1,525
Other real estate and owned assets	91	80	69

Total nonperforming assets	$2,602	$2,047	$1,594

Allowance for credit losses as a percent of nonperforming loans(1)
Commercial	135.4%	147.4%	143.5%
Consumer	177.9	160.4	135.2

(1)	Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of cost or market.

Increases in nonperforming loans at March 31, 2009 as compared to both the prior year and prior quarter are primarily related to increases in accruing loans past due 90 days or more due to our acquisition of the GM and UP Portfolios and to residential mortgages, due largely to deterioration in the housing markets. This increase also relates to a portfolio of higher quality nonconforming residential mortgage loans that we purchased from HSBC Finance in 2003 and 2004 in order to hold in the residential mortgage loan portfolio. Deterioration in the U.S. economy, including rising unemployment rates, also contributed to the increase in nonperforming loans.

HSBC USA Inc.

Commercial non-accrual loans also increased as compared to both the prior year and prior year quarter largely due to increases in commercial real estate due to continued deterioration of economic conditions and changes in the financial condition of specific customers. Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2008 Form 10-K.

Interest that has been accrued but unpaid on loans placed on nonaccrual status generally is reversed and reduces current income at the time loans are so categorized. Interest income on these loans may be recognized to the extent of cash payments received. In those instances where there is doubt as to collectability of principal, any cash interest payments received are applied as reductions of principal. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured.

Impaired Commercial Loans

A commercial loan is considered to be impaired when it is deemed probable that all principal and interest amounts due, according to the contractual terms of the loan agreement, will not be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Generally, impaired commercial loans include loans in nonaccrual status, loans that have been assigned a specific allowance for credit losses, loans that have been partially or wholly charged off and loans designated as troubled debt restructurings. Impaired commercial loan statistics are summarized in the following table:

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Impaired commercial loans:
Balance at end of period	$369	$241	$207
Amount with impairment reserve	260	150	116
Impairment reserve	53	43	29

Criticized Assets

Criticized asset classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades under our allowance for credit losses methodology. The following facility grades are deemed to be criticized. Criticized assets are summarized in the following table.

	Increase from
		December 31,		March 31,
	March 31,	2008		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Special mention:
Commercial loans	$4,116	$50	1	1,602	64

Substandard:
Commercial loans	2,536	662	35	1,638	182
Consumer loans	1,643	412	33	671	69

	4,179	1,074	35	2,309	123

Doubtful:
Commercial loans	149	89	148	112	*

Total	$8,444	$1,213	17	$4,023	91

*	not meaningful

HSBC USA Inc.

The increase in criticized commercial loans resulted mainly from further customer credit downgrades in financial institution counterparties as well as well as real estate and middle market customers. Higher substandard consumer loans were largely driven by our acquisition of the GM and UP Portfolios.

Geographic Concentrations

Regional exposure at March 31, 2009 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
March 31, 2009	Estate Loans	Loans	Receivables

New York State	46%	35%	10%
North Central United States	4	9	27
North Eastern United States	11	11	14
Southern United States	20	20	27
Western United States	18	25	22
Other	1	—	—

Total	100%	100%	100%

Liquidity and Capital Resources

Effective liquidity management is defined as making sure we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheets of both HSBC USA Inc. and HSBC Bank USA to ensure that we are a source of strength for our regulated, deposit-taking banking subsidiaries, as well to address the more limited sources of liquidity available to us. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans.

During 2008 and continuing into the first quarter of 2009, financial markets were extremely volatile. New issue term debt markets were extremely challenging with issues attracting substantially higher rates of interest than had historically been experienced. Credit spreads for all issuers continued to trade at historically wide levels with the most pressure on financial sector spreads. Liquidity for asset backed securities remained tight as spreads remained high, negatively impacting the ability to securitize credit card receivables. The Federal Reserve Board introduced the Term Asset Backed Securities Loan Facility Program (“TALF”) in late 2008 to improve liquidity in asset backed securities. While corporate spreads remain at historically wide levels, the significant level of Federal Reserve Bank, FDIC and U.S. Treasury intervention appears to be having an impact on the debt markets in early 2009. In 2009, several large financial institutions have been able to issue longer term debt without government guarantees.

During 2008 and continuing into the first quarter of 2009, we witnessed the systemic reduction in available liquidity in the market and took steps to reduce our reliance on debt capital markets and to increase deposits. After adjusting for the $6.1 billion of debt acquired with the credit card transfers, we reduced our long term debt by $2.9 billion, during the three months ended March 31, 2009. In the latter part of 2008, we had grown deposits in anticipation of the asset transfers and December 31, 2008 balances also benefitted from clients choosing to place their surplus liquidity into banks. Subsequent to December 31, we managed our overall balance sheet downward by reducing low margin investments and deposits, and continuing to de-risk the overall balance sheet.

Interest bearing deposits with banks totaled $6.3 billion and $16 billion at March 31, 2009 and December 31, 2008, respectively.

HSBC USA Inc.

Federal funds sold and securities purchased under agreements to resell totaled $15.7 billion and $10.8 billion at March 31, 2009 and December 31, 2008, respectively. Balances increased during the three months ended March 31, 2009 as we redeployed surplus liquidity using repurchase agreements.

Short-term borrowings totaled $9.8 billion and $10.5 billion at March 31, 2009 and December 31, 2008, respectively. See “Balance Sheet Review” for further analysis and discussion on short-term borrowing trends.

Deposits decreased to $115 billion at March 31, 2009 from $119 billion at December 31, 2008. See “Balance Sheet Review” for further analysis and discussion on deposit trends.

Long-term debt increased to $25 billion at March 31, 2009 from $22 billion at December 31, 2008. The increase in long-term debt during the first quarter of 2009 was due to the assumption of debt from HSBC Finance relating to the credit card receivable purchases. The following table summarizes issuances and retirements of long term debt during the three months ended March 31, 2009 and 2008:

Three Months Ended March 31,	2009	2008

	(In millions)

Long-term debt issued	$303	$365
Long-term debt retired	(2,486)	(4,086)

Net long-term debt retired	$(2,183)	$(3,721)

Issuances of long-term debt during the first quarter of 2009 included $0.3 billion of medium term notes, 21 million of which was issued by HSBC Bank USA.

Additionally as part of the purchase of the UP and GM Portfolio from HSBC Finance in January 2009, we assumed $6.1 billion of indebtedness accounted for as secured financings.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. We are currently authorized to issue up to $12 billion, of which $5 billion is available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $20.4 billion is available.

As a member of the New York Federal Home Loan Bank (FHLB), we have a secured borrowing facility which is collateralized by residential mortgage loans and investment securities. At March 31, 2009 and December 31, 2008, the facility included $1.0 billion and $2.0 billion, respectively, of borrowings included in long-term debt. The facility also allows access to further borrowings of up to $3.8 billion based upon the amount pledged as collateral with the FHLB.

At March 31, 2009 and December 31, 2008 we had a $2.5 billion unused line of credit with HSBC Bank, plc, an HSBC U.K. based subsidiary to support issuances of commercial paper.

Preferred Equity In April 2009, the preferred stock issued to CT Financial Services Inc. in 1997 was redeemed. Refer to Note 20, “Preferred Stock,” of the consolidated financial statements included in our 2008 Form 10-K for information regarding all outstanding preferred share issues.

Common Equity During the three months ended March 31, 2009, HNAI made two capital contributions to us totaling $1.1 billion in exchange for two shares of our common stock. Subsequently, we contributed $1.7 billion to HSBC Bank USA in exchange for two shares of HSBC Bank USA’s common stock. These capital contributions were to support ongoing operations, including the credit card receivables purchased from HSBC Finance and to maintain capital at levels we believe are prudent in current market conditions.

Selected Capital Ratios Capital amounts and ratios are calculated in accordance with current banking regulations. In managing capital, we develop targets for Tier 1 capital to risk weighted assets and Tier 1 capital to average assets.

HSBC USA Inc.

Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above. Selected capital ratios are summarized in the following table:

	March 31,	December 31,
	2009	2008

Tier 1 capital to risk weighted assets	7.86%	7.60%
Tier 1 capital to average assets	6.57	5.96
Total equity to total assets	7.58	6.85

We maintain rolling 12 month capital forecasts on a consolidated basis, and for our banking subsidiary. Target capital ratios approved by the board of directors are set above levels established by regulators as “well capitalized”, and are partly based on a review of peer banks. Dividends are generally paid to our parent company, HNAI when available capital exceeds target levels.

HSBC USA Inc. and HSBC Bank USA are required to meet minimum capital requirements by their principal regulators. Risk-based capital amounts and ratios are presented in Note 16, “Regulatory Capital,” in the accompanying consolidated financial statements.

We issued securities backed by dedicated receivables of $.7 billion during the three months ended December 31, 2008. We also assumed $6.1 billion of securities backed by credit card receivables in the first quarter of 2009 as part of the credit card receivables purchase from HSBC Finance. For accounting purposes, these transactions were structured as secured financings. Therefore, the receivables and the related debt remain on our balance sheet. At March 31, 2009, private label and other credit card receivables totaling $7.6 billion secured $6.3 billion of outstanding debt. At December 31, 2008, private label receivables totaling $1.6 billion secured $1.2 billion of outstanding debt. At March 31, 2009, we had conduit credit facilities with commercial and investment banks under which our operations may issue securities backed with up to $4.5 billion of private label and credit card receivables. The facilities are renewable at the providers’ option. Our total conduit capacity increased by $3.3 billion during the three months ended March 31, 2009. The increase is primarily the result of the GM and UP credit card receivable purchase and related secured financing conduit facilities completed in the first quarter of 2009. At March 31, 2009, private label and credit card receivables were used to collateralized $3.5 billion of funding transactions structured as secured financings under these funding programs. We also anticipate there may be a further reduction in the available conduit credit facilities as they mature over the remainder of 2009 due to continuing market turbulence and general concerns about credit quality. For the conduit credit facilities that have renewed, credit performance requirements have been more restrictive and pricing has increased to reflect the perceived quality of the underlying assets.

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

In 2008 and the first quarter of 2009, the market for new securities backed by receivables essentially disappeared as spreads rose to historic highs. Factors affecting our ability to structure collateralized funding transactions as secured financings going forward or to do so at cost-effective rates, include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market’s view of our desirability as an investment, and the legal, regulatory, accounting and tax environments governing collateralized funding transactions.

HSBC Bank USA is subject to restrictions that limit the transfer of funds from it to us and our nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other

HSBC USA Inc.

extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s length terms.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009. we and our ultimate parent, HSBC, committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, we and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act.

2009 Funding Strategy Our current range of estimates for funding needs and sources for 2009 are summarized in the following table.

	Actual	Estimated
	January 1	April 1
	through	through	Estimated
	March 31,	December 31,	Full Year
	2009	2009	2009

	(in billions)

Funding needs:
Net loan growth (attrition), excluding asset transfers	$(6)	$(5) - 5	$(11) - (1)
Net asset transfers	9		9
Long-term debt maturities	1	6 - 7	7 - 8
Secured financings, including conduit facility maturities	1	1 - 3	2 - 4

Total funding needs	$5	2 - 15	$7 - 20

Funding sources:
Retail deposit growth (attrition)	$(4)	$2 - 3	$(2) - (1)
Loan sales	2	2 - 4	4 - 6
Long-term debt issuance		2 - 4	2 - 4
Short-term funding/investments	4	(4) - (2)	0 - 2
Secured financings, including conduit facility renewals		2 - 4	2 - 4
Other, including capital infusions	3	(2) - 2	1 - 5

Total funding sources	$5	2 - 15	$7 - 20

The above table reflects a long-term funding strategy. Should market conditions worsen, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. As previously discussed, our prospects for growth are dependent upon access to the global capital markets and our ability to attract and retain deposits. We are participants in the FDIC’s Debt Guarantee Program, under which we may issue long-term debt with the approval of the FDIC. Deposits are expected to grow as we continue to expand our core domestic banking network. We also hope to receive customer and business deposits as customers move funds to larger, well-capitalized institutions due to a volatile market.

In January 2009, we purchased a $6.3 billion portfolio of General Motors MasterCard receivables, a $6.1 billion portfolio of AFL-CIO Union Plus MasterCard/Visa receivables and a $3.0 billion auto loan portfolio from HSBC Finance. Related funding of $6.1 billion and equity of $1.1 billion was also transferred as part of the purchase.

We will continue to sell a majority of new mortgage loan originations to government sponsored enterprises and private investors.

HSBC USA Inc.

The 2009 Full Year Estimate in the table above reflects current market conditions. The 2009 Full Year Estimate in our 2008 10-K reflected market conditions existing at the time of its Publication. For further discussion relating to our sources of liquidity and contingency funding plan, see the caption “Risk Management” in the MD&A of this Form 10-Q.

Off-Balance Sheet Arrangements

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

The following table provides maturity information related to our off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements. Descriptions of these arrangements are found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations.”

	Balance at March 31, 2009
	One	Over One	Over		Balance at
	Year	through	Five		December 31,
	or Less	Five Years	Years	Total	2008

	(In millions)

Standby letters of credit, net of participations(1)	$7,532	$378	$290	$8,200	$8,244
Commercial letters of credit	529	38	—	567	634
Credit derivatives considered guarantees(2)	35,036	319,832	105,463	460,331	493,583
Other commitments to extend credit:
Commercial(3)	54,378	1,566	86	56,030	56,059
Consumer	8,684	—	—	8,684	9,306

Total	$106,159	$321,814	$105,839	$533,812	$567,826

(1)	Includes $736 million and $732 million issued for the benefit of HSBC affiliates at March 31, 2009 and December 31, 2008, respectively.

(2)	Includes $74,264 million and $103,409 million issued for the benefit of HSBC affiliates at March 31, 2009 and December 31, 2008, respectively.

We provide liquidity support to a number of multi-seller and single seller asset backed commercial paper conduits (“ABCP conduits”). The tables below present information on our liquidity facilities with ABCP conduits at March 31, 2009. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates its expected loss exposure. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” for additional information on these ABCP conduits.

HSBC USA Inc.

		Conduit		Conduit
	Maximum	Assets(1)	Weighted	Funding(1)	Weighted
	Exposure	Total	Average Life	Commercial	Average Life
Conduit Type	to Loss	Assets	(Months)	Paper	(Days)

	(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$10,460	$5,096	39	$5,672	34
Third-party sponsored:
Single-seller	925	19,287	39	8,195	29

Total	$11,385	$24,383		$13,867

(1)	Credit quality is based on Standard and Poor’s ratings at March 31, 2009 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

	Average
	Asset	Average Credit Quality(1)
Asset Class	Mix	AAA	AA+/AA	A	BBB+/BBB	BB/BB-	B-

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	36%	83%	—%	—%	17%	—%	—%
Trade receivables	14	11	8	81	—	—	—
Credit card receivables	23	43	—	57	—	—	—
Other securities	12	—	—	—	—	68	32
Capital calls	3	—	—	100	—	—	—
Equipment loans	4	100	—	—	—	—	—
Auto dealer floor plan loans	8	—	—	—	100	—	—

Total	100%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	91%	68%	3%	—%	18%	11%	—%
Loans and trade receivables:
Auto loans and leases	9	—	—	100	—	—	—

Total	100%

(1)	Credit quality is based on Standard and Poor’s ratings at March 31, 2009 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the first quarter of 2009, U.S. asset backed commercial paper volumes declined as large bank multi-seller conduit sponsors rationed available liquidity and some smaller banks and non-bank sponsors exited the market. The decline in ABCP outstandings has led to greater investor liquidity for the large bank sponsors that are attracting demand from active money fund investors. The improved demand for higher quality ABCP program has led to an improved tone in the market and less volatility in issuance spreads. Less liquid ABCP issuers have made use of government-provided support programs like the Asset-Backed Commercial Paper Money Market Fund Liquidity Facility (“AMLF”) and the Commercial Paper Funding Facility (“CPFF”) or relied on bank balance sheet funding.

HSBC USA Inc.

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

Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders during the second quarter of 2008 and endorsed by the Canadian justice system during the third quarter of 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we are providing a $329 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HBUS derivatives transactions with the previous conduit vehicles have been assigned to new Master Conduit Vehicles. Under the restructuring, collateral provided to us to mitigate the derivatives exposures is significantly higher than it was previously.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in the second quarter of 2008, we hold $246 million of long term securities and provide an $82 million Margin Funding Facility. As of March 31, 2009, approximately $75 million of the Margin Funding Facility was drawn and the $246 million of securities were still held. As of December 31, 2008, approximately $77 million of the Margin Funding Facility was drawn and the $246 million of securities were still held.

As of March 31, 2009 and December 31, 2008, other than the Margin Funding Facilities referenced above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements referenced. However, we hold $10 million of long term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

In addition to the facilities provided to ABCP conduits, we also provide a $32 million liquidity facility to a third-party sponsored multi-seller structured investment vehicle (SIV). This SIV and our involvement with it is more fully described in Note 17, “Special Purpose Entities,” of the accompanying consolidated financial statements. At March 31, 2009 and December 31, 2008, this facility was fully funded and is recorded in loans on our balance sheet. The funded amount related to this liquidity facility was considered in the determination of our allowance for loan losses and a specific reserve has been established against this facility in accordance with our credit policies.

We have established and manage a number of constant net asset value (“CNAV”) money market funds that invest in shorter-dated highly-rated money market securities to provide investors with a highly liquid and secure investment. These funds price the assets in their portfolio on an amortized cost basis, which enables them to create and liquidate shares at a constant price. The funds, however, are not permitted to price their portfolios at amortized cost if that amount varies by more than 50 basis points from the portfolio’s market value. In that case, the fund would be required to price its portfolio at market value and consequently would no longer be able to create or liquidate shares at a constant price. We do not consolidate the CNAV funds as they are not VIEs and we do not hold a majority voting interest.

Fair Value

SFAS 157 requires a company to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of own credit risk accounted for a decrease of $139 million and $174 million in the fair value of financial liabilities for the three months ended March 31, 2009 and 2008, respectively.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2009 should not be considered indicative of the results for any future period.

HSBC USA Inc.

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

For fair values determined by using internal valuation techniques, valuation models and inputs are developed by the business and are reviewed, validated and approved by the Derivative Model Review Group (“DMRG”) or other independent valuation control teams within Finance. Any subsequent material changes are reviewed and approved by the Valuation Committee which is comprised of representatives from the business and various control groups. Where available, we also participate in pricing surveys administered by external pricing services to validate our valuation models and the model inputs. The fair values of the majority of financial assets and liabilities are determined using well developed valuation models based on observable market inputs. The fair value measurements of these assets and liabilities require less judgment. However, certain assets and liabilities are valued based on proprietary valuation models that use one or more significant unobservable inputs and judgment is required to determine the appropriate level of adjustments to the fair value to address, among other things, model and input uncertainty. Any material adjustments to the fair values are reported to management.

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

HSBC USA Inc.

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

Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the over-the-counter (“OTC”) market where transactions occur with sufficient frequency and volume. We regard financial instruments such as equity securities and derivative contracts listed on the primary exchanges of a country to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury or by other foreign governments, to-be-announced (“TBA”) securities and non-callable securities issued by U.S. government sponsored entities.

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2009 and December 31, 2008, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in

HSBC USA Inc.

significant adjustments to fair value, U.S. subprime mortgage whole loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Level 3 Measurements

The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008

	(dollars are in millions)

Level 3 assets(1),(2)	$11,457	$12,081
Total assets measured at fair value(3)	170,107	192,218
Level 3 liabilities	3,061	2,845
Total liabilities measured at fair value(1)	139,975	158,710
Level 3 assets as a percent of total assets measured at fair value	6.7%	6.3%
Level 3 liabilities as a percent of total liabilities measured at fair value	2.2%	1.8%

(1)	Presented without FIN 39, “Offsetting of Amounts Relating to Certain Contracts,” netting.

(2)	Includes $10,206 million of recurring Level 3 assets and $1,251 million of non-recurring Level 3 assets at March 31, 2009 and $10,670 million of recurring Level 3 assets and $1,411 million of non-recurring Level 3 assets at December 31, 2008.

(3)	Includes $168,133 million of assets measured on a recurring basis and $1,974 million of assets measured on a non-recurring basis at March 31, 2009 and $189,152 million of non-recurring Level 3 assets and $2,466 million of non-recurring Level 3 assets at December 31, 2008.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in 2007 and continuing into the first quarter of 2009, the creditworthiness of the monoline insurers has deteriorated significantly. As a result, we made a $164 million and $488 million negative credit risk adjustment to the fair value of our credit default swap contracts which is reflected in trading (losses) revenues for the three months ended March 31, 2009 and 2008, respectively. We have recorded a cumulative credit adjustment reserve of $1,013 million against our monoline exposure.

Loans As of March 31, 2009 and December 31, 2008, we have classified $1,109 million and $1,278 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $89 million and $118 million for such mortgage loans during the three months ended March 31, 2009 and 2008. The changes in fair value are recorded as other revenues (losses) in the consolidated statement of (loss) income.

Material Additions to and Transfers Into (Out of) Level 3 Measurements

In the first quarter of 2009, we transferred $264 million of mortgage and other asset backed securities and $27 million of corporate bonds from Level 2 to Level 3 as the availability of observable inputs continued to decline. In addition, we transferred $55 million of credit derivatives from Level 2 to Level 3. See Note 19, “Fair Value Measurements” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2008 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities

The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of March 31, 2009:

Asset-backed securities backed by consumer finance collateral:

			Prime		Alt-A		Sub-prime
Credit quality of collateral:			Prior to	2006-	Prior to	2006-	Prior to	2006-
Year of issuance:		Total	2006	2007	2006	2007	2006	2007

		(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$170	$–	$–	$1	$166	$3	$–
	Auto loans	35	—	—	16	19	—	—
	Student loans	39	—	—	39	—	—	—
	Residential mortgages	1,596	52	—	911	313	320	—
	Commercial mortgages	797	—	—	75	722	—	—
	Not specified	28	—	—	28		—	—

	Total AAA	2,665	52	—	1,070	1,220	323	—

AA	Home equity loans	2	—	—	2	—	—	—
	Residential mortgages	43	—	—	—	43	—	—

	Total AA	45	—	—	2	43	—	—

A	Home equity loans	115	—	—	—	115	—	—
	Auto loans	56	—	—	56	—	—	—
	Residential mortgages	88	—	—	—	82	—	6

	Total A	259	—	—	56	197	—	6

BBB	Home equity loans	30	—	—	4	25	1	—
	Residential mortgages	43	—	—	—	43	—	—
	Not specified	1	—	—	1	—	—	—

	Total BBB	74	—	—	5	68	1	—

BB	Residential mortgages	56	—	—	—	56	—	—
	Not specified	29	—	—	29	—	—	—

	Total BB	85	—	—	29	56	—	—

B	Home equity loans	4	—	—	—	—	4	—
	Residential mortgages	28	—	—	—	16	—	12

	Total B	32	—	—	—	16	4	12

CCC	Home equity loans	41	—	—	—	41	—	—
	Residential mortgages	5	—	—	—	5	—	—

	Total CCC	46	—	—	—	46	—	—

Unrated	Residential mortgages	4	—	—	4	—	—	—

		$3,210	$52	$–	$1,166	$1,646	$328	$18

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:			A or Higher	BBB	BB/B	CCC	Unrated

Rating of securities:	Collateral type:
AAA	Corporate loans	$225	$–	$–	$225	$–	$–
	Commercial mortgages	181	—	—	131	50	—
	Trust preferred	131	—	131	—	—	—
	Aircraft leasing	45	—	—	—	—	45
	Others(1)	22	22	—	—	—	—

		604	$22	$131	$356	$50	$45

	Total asset-backed securities	$3,814

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $738 million or a decrease of the overall fair value measurement of approximately $797 million as of March 31, 2009. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

Risk Management

Overview Some degree of risk is inherent in virtually all of our activities. For the principal activities undertaken, the following are considered to be the most important types of risks:

•	Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default.

•	Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself.

•	Market risk is the potential for losses in daily mark to market positions (mostly trading) due to adverse movements in money, foreign exchange, equity or other markets and includes both interest rate risk and trading risk.

•	Operational risk technically includes legal and compliance risk.

•	Fiduciary risk is the risk associated with offering services honestly and properly to clients in a fiduciary capacity in accordance with Regulation 12 CFR 9, Fiduciary Activity of National Banks.

•	Reputational risk involves the safeguarding of our reputation and can arise from social, ethical or environmental issues, or as a consequence for operations risk events.

HSBC USA Inc.

In the first quarter of 2009, significant steps were undertaken to further strengthen our risk management organization, including the appointment of an HSBC North America Holdings Inc. Chief Risk Officer and the creation of a distinct, cross-disciplinary risk organization and integrated risk function. Otherwise, there were no significant changes to the policies or approach for managing various types of risk as disclosed in our 2008 Form 10-Q, although we continue to monitor current market conditions and will adjust risk management policies and procedures as deemed necessary. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.

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

While credit risk exists widely in our operations, diversification among various commercial and consumer portfolios helps to lessen risk exposure. Day to day management of credit risk is administered by the Co-Chief Credit Officers who report to the HSBC North America Holdings Inc. Chief Risk Officer. Further discussion of credit risk can be found under the “Credit Quality” caption in this Form 10-Q.

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

HSBC USA Inc.

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

	March 31,	December 31,
	2009	2008

	(In millions)

Risk associated with derivative contracts:
Total credit risk exposure	$95,415	$102,342
Less: collateral held against exposure	7,007	8,228

Net credit risk exposure	$88,408	$94,114

Liquidity Risk Management There have been no material changes to our approach towards market risk management during the first quarter of 2008. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K for a more complete discussion of our approach to liquidity risk.

We have been continuously monitoring the impact of recent market events on our liquidity positions. In general terms, the strains due to the credit crisis have been concentrated in the wholesale market as opposed to the retail market (the latter being the market from which we source core demand and time deposit accounts). Financial institutions with less reliance on the wholesale markets were in many respects less affected by the recent conditions. Our limited dependence upon the wholesale markets for funding has been a significant competitive advantage through the recent period of financial market turmoil.

Our liquidity management approach includes increased deposits, potential sales (e.g. residential mortgage loans), and securitizations/conduits (e.g. credit cards) in liquidity contingency plans. Total deposits decreased $3,708 million during the three months ended March 31, 2009 as compared to an increase of $3,972 million during the year-ago period. Online savings account growth was $1,095 million and $224 million during the three months ended March 31, 2009 and 2008, respectively. Online certificate of deposit growth was $72 million and $7 million during the three months ended March 31, 2009 and 2008, respectively. Online certificate of deposit is a new product introduced in September of 2007.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At March 31, 2009, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS*

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA-	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA	AA	AA

*	Dominion Bond Rating Service.

HSBC USA Inc.

In March 2009, Moody’s Investors Services (“Moody’s) downgraded the long-term debt ratings of both HUSI and HSBC Bank USA by one level to A1 and Aa3, respectively and reaffirmed the short-term ratings for each entity at Prime-1. Moody’s also changed their outlook for both entities from “stable” to “negative.” In April 2009, DBRS re-affirmed the long and short-term debt ratings of HUSI and HSBC Bank USA at AA and R-1, respectively, with a “negative” outlook.

Interest Rate Risk Management Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K under the caption “Risk Management.” There have been no material changes to our approach towards liquidity risk management during the first quarter of 2008.

Present Value of a Basis Point (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008

	(in millions)

Institutional PVBP movement limit	$6.5	$6.5
PVBP position at period end	3.0	4.3

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008

	(values as a percentage)

Institutional economic value of equity limit	+/−20	+/−20
Projected change in value (reflects projected rate movements on January 1, 2009):
Change resulting from an immediate 200 basis point increase in interest rates	(3)	(2)
Change resulting from an immediate 200 basis point decrease in interest rates	(8)	(18)

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

Dynamic simulation modeling techniques are utilized to monitor a number of interest rate scenarios for their impact on net interest income. These techniques include both rate shock scenarios, which assume immediate market rate movements by as much as 200 basis points, as well as scenarios in which rates rise or fall by as much as 200 basis

HSBC USA Inc.

points over a twelve month period. The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques.

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%

	(dollars are in millions)

Projected change in net interest income (reflects projected rate movements on January 1, 2009):
Institutional base earnings movement limit		(10)		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	(96)	(2)	$(56)	(1)
Change resulting from a gradual 100 basis point decrease in the yield curve	9	—	(3)	—
Change resulting from a gradual 200 basis point increase in the yield curve	(211)	(4)	(146)	(3)
Change resulting from a gradual 200 basis point decrease in the yield curve	7	—	(18)	—
Other significant scenarios monitored (reflects projected rate movements on January 1, 2009):
Change resulting from an immediate 100 basis point increase in the yield curve	(174)	(3)	(102)	(2)
Change resulting from an immediate 100 basis point decrease in the yield curve	(22)	—	(16)	—
Change resulting from an immediate 200 basis point increase in the yield curve	(382)	(7)	(322)	(6)
Change resulting from an immediate 200 basis point decrease in the yield curve	(65)	(1)	(101)	(2)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available for sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of March 31, 2009, we had an available for sale securities portfolio of approximately $23 billion with a net negative mark-to-market of $570 million included in tangible common equity of $10 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $169 million to a net loss of $739 million with the following results on the tangible capital ratios. As of December 31, 2008, we had an available for sale securities portfolio of approximately $25 billion with a net negative mark-to-market of $651 million included in tangible common equity of $9 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $137 million to a net loss of $788 million with the following results on the tangible capital ratios.

	March 31, 2009		December 31, 2008
	Actual	Proforma(1)	Actual	Proforma(1)

Tangible common equity to tangible assets	5.68%	5.63%	5.06%	4.96%
Tangible common equity to risk weighted assets	6.63	6.57	6.58	6.45

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

HSBC USA Inc.

Market Risk Management There have been no material changes to our approach towards market risk management during the first quarter of 2008. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K for a more complete discussion of our approach to market risk.

Value at Risk (“VAR”) is a technique that estimates the potential losses that could occur on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. VAR calculations are performed for all material trading activities and as a tool for managing interest rate risk inherent in non-trading activities. We calculate VAR daily for a one-day holding period to a 99 percent confidence level. At a 99 percent confidence level for a two-year observation period, we are setting as our limit the fifth worst loss performance in the last 500 business days.

VAR — Trading Activities Our management of market risk is based on a policy of restricting individual operations to trading within a list of permissible instruments authorized, enforcing rigorous new product approval procedures and restricting trading in the more complex derivative products to offices with appropriate levels of product expertise and robust control systems. Market making and proprietary position-taking is undertaken within Global Banking and Markets.

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and controlled using a complementary set of techniques, including VAR and various techniques for monitoring interest rate risk as discussed above. These techniques quantify the impact on capital of defined market movements.

Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased with the intent of selling them, and within the mortgage banking subsidiary included within the PFS business segment. Portfolios include foreign exchange, derivatives, precious metals (i.e., gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The following table summarizes trading VAR for the first quarter of 2009:

	March 31,	Three Months Ended March 31, 2009			December 31,
	2009	Minimum	Maximum	Average	2008

	(in millions)

Total trading	$96	$46	$120	$66	$52
Equities	1	—	2	1	1
Foreign exchange	5	1	10	3	2
Interest rate directional and credit spread	52	35	55	43	44

HSBC USA Inc.

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during calendar year 2008. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the three months ended March 31, 2009 shows that the largest daily gain was $83 million and the largest daily loss was $42 million.

	Below	$(10)	$0 to	$10 to	Over
Ranges of Daily Treasury Trading Revenue Earned from Market Risk-Related Activities	$(10)	to $0	$10	$20	$20

	(in millions)

Number of trading days market risk-related revenue was within the stated range	7	16	17	14	7

VAR — Non-trading Activities Interest rate risk in non-trading portfolios arises principally from mismatches between the future yield on assets and their funding cost, as a result of interest rate changes. Analysis of this risk is complicated by having to make assumptions on embedded optionality within certain product areas such as the incidence of mortgage repayments, and from behavioral assumptions regarding the economic duration of liabilities which are contractually repayable on demand such as current accounts. The prospective change in future net interest income from non-trading portfolios will be reflected in the current realizable value of these positions, should they be sold or closed prior to maturity. In order to manage this risk optimally, market risk in non-trading portfolios is transferred to Global Markets or to separate books managed under the supervision of the local Asset and Liability Committee (“ALCO”). Once market risk has been consolidated in Global Markets or ALCO-managed books, the net exposure is typically managed through the use of interest rate swaps within agreed limits.

The following table summarizes non-trading VAR for the first quarter of 2009, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	March 31,	Three Months Ended March 31, 2009			December 31,
	2009	Minimum	Maximum	Average	2008

	(in millions)

Interest rate	$140	$76	$141	$96	$92

Trading Activities – HSBC Mortgage Corporation (USA) HSBC Mortgage Corporation (USA) is a mortgage banking subsidiary of HSBC Bank USA. Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.

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

HSBC USA Inc.

Modeling techniques, primarily rate shock analyses, are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs, as reflected in the following table.

	March 31,	December 31,
	2009	2008

	(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1):
Value of hedged MSRs portfolio	$313	$333
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)	(16)
Calculated change in net market value	—	(6)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	(2)	—
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	(17)	(10)

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

	Below	$(2) to	$0 to	$2 to	Over
Ranges of Mortgage Economic Value from Market Risk-Related Activities	$(2)	$0	$2	$4	$4

	(in millions)

Number of trading weeks market risk-related revenue was within the stated range	5	1	1	2	4

Operational Risk There have been no material changes to our approach towards operational risk management during the first quarter of 2009.

Fiduciary Risk There have been no material changes to our approach towards fiduciary risk management during the first quarter of 2009.

Reputational Risk There have been no material changes to our approach towards reputational risk management during the first quarter of 2009.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarter to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three Months Ended March 31,
	2009			2008
	Balance	Interest	Rate*	Balance	Interest	Rate*

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$11,943	$7	0.24%	$6,056	$45	3.01%
Federal funds sold and securities purchased under resale agreements	9,990	17	0.67	10,026	86	3.45
Trading assets	4,948	59	4.86	11,975	158	5.29
Securities	25,848	283	4.44	24,818	309	5.01
Loans:
Commercial	37,507	352	3.81	36,597	509	5.59
Consumer:
Residential mortgages	20,086	260	5.24	30,769	394	5.14
HELOCs and home equity mortgages	4,553	38	3.43	4,426	65	5.95
Private label card receivables	16,382	414	10.26	16,763	429	10.29
Credit cards	13,347	352	10.70	1,802	36	8.14
Auto finance	2,689	89	13.37	301	4	5.92
Other consumer	1,803	41	9.21	2,098	51	9.86

Total consumer	58,860	1,194	8.23	56,159	979	7.01

Total loans	96,367	1,546	6.51	92,756	1,488	6.45

Other	9,416	11	0.47	8,972	83	3.71

Total earning assets	158,512	$1,923	4.92%	154,603	$2,169	5.64%

Allowance for credit losses	(3,054)			(1,522)
Cash and due from banks	2,623			2,710
Other assets	27,623			32,822

Total assets	$185,704			$188,613

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$46,636	$174	1.51%	$43,531	$288	2.68%
Other time deposits	20,726	119	2.34	26,104	285	4.43
Deposits in foreign offices:
Foreign banks deposits	11,671	3	0.10	15,539	122	3.19
Other interest bearing deposits	16,290	17	0.42	13,672	104	3.09

Total interest bearing deposits	95,323	313	1.33	98,846	799	3.25

Short-term borrowings	10,322	19	0.74	10,933	99	3.63
Long-term debt	26,539	237	3.63	27,355	302	4.45

Total interest bearing liabilities	132,184	569	1.75	137,134	1,200	3.52

Net interest income/Interest rate spread		$1,354	3.17%		$969	2.12%

Noninterest bearing deposits	20,959			14,639
Other liabilities	18,892			25,469
Total shareholders’ equity	13,669			11,371

Total liabilities and shareholders’ equity	$185,704			$188,613

Net interest margin on average earning assets			3.46%			2.52%
Net interest margin on average total assets			2.96%			2.07%

*	Rates are calculated on unrounded numbers.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended March 31, 2009 and 2008 included fees of $12 million and $7 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the captions “Interest Rate Risk Management” and “Trading Activities” of this Form 10-Q.

Item 4. Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by HSBC USA Inc. in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported on a timely basis. Our Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

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

There has been no significant change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HSBC USA Inc.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

DataTreasury Litigation

HSBC Bank USA and HSBC North America are among the more than 50 defendants named in an action filed in the U.S. District Court for the Eastern District of Texas: DataTreasury Corporation v. Wells Fargo, et al. This suit alleges that the named entities infringed certain DataTreasury Corporation patents, including patents covering image capture, centralized processing and electronic storage of document and check information. DataTreasury Corporation sought unspecified damages and injunctive relief in both cases. In the first quarter of 2009, we settled Data Treasury Corporation’s claims against HSBC Bank USA and HSBC North America. The settlement did not have a material impact on HUSI’s consolidated results.

Item 6. Exhibits

Exhibits included in this Report:

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

HSBC USA Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC USA Inc.
(Registrant)

/s/  Joseph R. Simpson
Joseph R. Simpson
Executive Vice President and Controller

Date: May 11, 2009

HSBC USA Inc.

Exhibit Index

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