Form 10-Q
period 2009-06-30
HSBC USA INC /MD/
filed 2009-08-03
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
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

At July 31, 2009, there were 712 shares of the registrant’s Common Stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

Form 10-Q

HSBC USA Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF LOSS (UNAUDITED)

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

	(in millions)

Interest income:
Loans	$1,462	$1,359	$3,008	$2,847
Securities	221	327	498	630
Trading assets	51	138	110	296
Short-term investments	23	92	46	223
Other	12	62	24	144

Total interest income	1,769	1,978	3,686	4,140

Interest expense:
Deposits	267	581	580	1,381
Short-term borrowings	16	68	34	167
Long-term debt	209	239	447	541

Total interest expense	492	888	1,061	2,089

Net interest income	1,277	1,090	2,625	2,051
Provision for credit losses	1,067	606	2,241	1,104

Net interest income after provision for credit losses	210	484	384	947

Other revenues:
Credit card fees	342	208	699	438
Other fees and commissions	215	177	444	339
Trust income	30	36	62	70
Trading revenue (loss)	152	(116)	(1)	(825)
Net other-than-temporary impairment losses(1)	(20)	(24)	(58)	(24)
Other securities gains (losses), net	247	(10)	293	74
Servicing and other fees from HSBC affiliates	44	33	77	87
Residential mortgage banking revenue	59	14	124	51
Gain (loss) on instruments designated at fair value and related derivatives	(357)	(48)	(246)	9
Other income (loss)	(135)	(121)	(68)	(155)

Total other revenues	577	149	1,326	64

Operating expenses:
Salaries and employee benefits	302	332	593	641
Support services from HSBC affiliates	418	301	842	591
Occupancy expense, net	89	65	151	130
Other expenses	280	227	474	383

Total operating expenses	1,089	925	2,060	1,745

Loss before income tax benefit	(302)	(292)	(350)	(734)
Income tax benefit	53	118	12	282

Net loss	$(249)	$(174)	$(338)	$(452)

(1)	During the three and six month periods ended June 30, 2009, $43 million and $159 million, respectively, of gross other-than-temporary impairment (OTTI) losses on securities available-for-sale were recognized, of which $23 million and $101 million, respectively, were recognized in accumulated other comprehensive income (loss) (AOCI), net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2009	2008

	(in millions)

Assets
Cash and due from banks	$2,548	$2,972
Interest bearing deposits with banks	10,024	15,940
Federal funds sold and securities purchased under agreements to resell	5,215	10,813
Trading assets	22,581	31,292
Securities available-for-sale	28,994	24,908
Securities held to maturity (fair value of $2,951 million and $2,935 million at June 30, 2009 and December 31, 2008, respectively)	2,833	2,875
Loans	85,869	81,113
Less – allowance for credit losses	3,740	2,397

Loans, net	82,129	78,716

Loans held for sale (includes $999 million and $874 million designated under fair value option at June 30, 2009 and December 31, 2008, respectively)	2,974	4,431
Properties and equipment, net	535	559
Intangible assets, net	472	374
Goodwill	2,647	2,647
Other assets	7,979	10,042

Total assets	$168,931	$185,569

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$17,791	$17,663
Interest bearing (includes $3,232 million and $2,293 million designated under fair value option at June 30, 2009 and December 31, 2008, respectively)	66,286	67,903
Deposits in foreign offices:
Noninterest bearing	1,322	922
Interest bearing	23,196	32,550

Total deposits	108,595	119,038

Short-term borrowings	7,978	10,495
Long-term debt (includes $3,531 million and $2,627 million designated under fair value option at June 30, 2009 and December 31, 2008, respectively)	23,426	22,089

Total debt	139,999	151,622

Trading liabilities	8,666	16,323
Interest, taxes and other liabilities	5,700	4,907

Total liabilities	154,365	172,852

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 and 709 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	-	-
Additional paid-in capital	13,806	11,694
Retained earnings (deficit)	(115)	245
Accumulated other comprehensive loss	(690)	(787)

Total common shareholder’s equity	13,001	11,152

Total shareholders’ equity	14,566	12,717

Total liabilities and shareholders’ equity	$168,931	$185,569

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2009	2008

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-

Additional paid-in capital
Balance at beginning of period	11,694	8,123
Capital contributions from parent	2,167	1,460
Return of capital on preferred shares issued to CT Financial Services, Inc.	(55)	-
Employee benefit plans and other	-	11

Balance at end of period	13,806	9,594

Retained earnings (deficit)
Balance at beginning of period	245	1,901
Adjustment to initially apply fair value measurement and fair value option accounting, under FAS 157 and 159, net of tax	-	113
Adjustment to initially apply FSP FAS 115-2 and 124-2, net of tax	15	-

Balance at beginning of period, as adjusted	260	2,014
Net loss	(338)	(452)
Cash dividends declared on preferred stock	(37)	(42)

Balance at end of period	(115)	1,520

Accumulated other comprehensive income (loss)
Balance at beginning of period	(787)	(352)
Adjustment to initially apply FSP FAS 115-2 and 124-2, net of tax	(15)	-

Balance at beginning of period, as adjusted	(802)	(352)
Net change in unrealized gains (losses), net of tax on:
Securities available-for-sale not other-than-temporarily impaired	7	(298)
Other-than-temporarily impaired securities available-for-sale (includes $159 million of gross OTTI losses less $58 million of gross losses recognized in other revenues)	(61)	-
Derivatives classified as cash flow hedges	160	(10)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and post-retirement benefits, net of tax	6	7
Foreign currency translation adjustments, net of tax	-	4

Other comprehensive income (loss), net of tax	112	(297)

Balance at end of period	(690)	(649)

Total shareholders’ equity	$14,566	$12,030

Comprehensive income (loss)
Net loss	$(338)	$(452)
Other comprehensive income (loss), net of tax	112	(297)

Comprehensive income (loss)	$(226)	$(749)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2009	2008

	(in millions)

Cash flows from operating activities
Net loss	$(338)	$(452)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and deferred taxes	(235)	(132)
Provision for credit losses	2,241	1,104
Other-than-temporarily impaired available-for-sale securities	58	24
Net change in other assets and liabilities	1,696	(862)
Net change in loans held for sale	1,582	835
Loans attributable to tax refund anticipation loans program:
Originations of loans	(9,000)	(12,628)
Sales of loans to HSBC Finance, including premium	9,011	12,628
Net change in trading assets and liabilities	1,634	2,515
Mark-to-market on financial instruments designated at fair value and related derivatives	1,123	(312)
Net change in fair value of derivatives and hedged items	(1,018)	647

Net cash provided by operating activities	6,754	3,367

Cash flows from investing activities
Net change in interest bearing deposits with banks	5,916	317
Net change in federal funds sold and securities purchased under agreements to resell	5,598	1,341
Securities available-for-sale:
Purchases of securities available-for-sale	(22,772)	(6,469)
Proceeds from sales of securities available-for-sale	14,361	586
Proceeds from maturities of securities available-for-sale	4,391	3,311
Securities held to maturity:
Purchases of securities held to maturity	(152)	(273)
Proceeds from maturities of securities held to maturity	194	317
Change in loans:
Originations, net of collections	23,430	11,302
Recurring loan purchases from HSBC Finance	(18,399)	(11,884)
Cash paid on bulk purchase of loans from HSBC Finance	(8,821)	-
Loans sold to third parties	3,961	3,976
Net cash used for acquisitions of properties and equipment	(11)	(43)
Other, net	278	3

Net cash provided by investing activities	7,974	2,484

Cash flows from financing activities
Net change in deposits	(10,459)	(2,224)
Net change in short-term borrowings	(2,517)	(2,835)
Change in long-term debt:
Issuance of long-term debt	1,275	2,579
Repayment of long-term debt	(5,118)	(4,592)
Debt issued by consolidated VIE	(408)	-
Capital contribution from parent	2,167	1,460
Return of capital on preferred shares issued to CT Financial Services, Inc.	(55)	-
Other increases (decreases) in capital surplus	-	11
Preferred dividends paid	(37)	(42)

Net used in financing activities	(15,152)	(5,643)

Net change in cash and due from banks	(424)	208
Cash and due from banks at beginning of period	2,972	3,567

Cash and due from banks at end of period	$2,548	$3,775

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$580	$1,634

Assumption of indebtedness from HSBC Finance related to the bulk loan purchase	$6,077	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page

1	Organization and Basis of Presentation	7
2	Restructuring Activities	7
3	Trading Assets and Liabilities	8
4	Securities	9
5	Loans	17
6	Allowance for Credit Losses	20
7	Loans Held for Sale	21
8	Intangible Assets	22
9	Goodwill	24
10	Derivative Financial Instruments	24
11	Fair Value Option	31
12	Income Taxes	34
13	Pension and Other Post-retirement Benefits	36
14	Related Party Transactions	37
15	Business Segments	41
16	Regulatory Capital	45
17	Special Purpose Entities	46
18	Guarantee Arrangements and Pledged Assets	50
19	Fair Value Measurements	53
20	New Accounting Pronouncements	65

1.  Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively “HUSI”), including its principal subsidiary HSBC Bank USA, National Association (“HSBC Bank USA”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC USA Inc. may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Subsequent events have been evaluated through August 3, 2009, the date this Form 10-Q was issued and filed with the U.S. Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

During the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” and FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” In addition, we early adopted FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” as well as FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, effective January 1, 2009. See Note 20, “New Accounting Pronouncements” for further details and related impacts.

2.  Restructuring Activities

We continue to review our expense base in an effort to create a more streamlined organization, reduce expense growth and provide for future business initiatives. This review includes improving workforce management, consolidating certain functions where appropriate and increasing the use of global resourcing initiatives. The

HSBC USA Inc.

following summarizes the changes in the severance accrual relating to these activities during the three and six months ended June 30, 2009 and 2008:

	2009	2008

	(in millions)

Three months ended June 30:
Balance at beginning of period	$14	$8
Costs recorded during the period	2	3
Costs paid during the period	(5)	(5)

Balance at end of period	$11	$6

Six months ended June 30:
Balance at beginning of period,	$19	$12
Costs recorded during the period	3	6
Costs paid during the period	(11)	(12)

Balance at end of period	$11	$6

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

3.  Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	June 30,	December 31,
	2009	2008

	(in millions)

Trading assets:
U.S. Treasury	$49	$27
U.S. Government agency	74	271
U.S. Government sponsored enterprises(1)	49	521
Asset backed securities	1,534	1,698
Corporate and foreign bonds	1,667	1,614
Other securities	735	982
Precious metals	6,361	4,905
Fair value of derivatives	12,112	21,274

	$22,581	$31,292

Trading liabilities:
Securities sold, not yet purchased	$381	$406
Payables for precious metals	2,100	1,599
Fair value of derivatives	6,185	14,318

	$8,666	$16,323

(1)	Includes mortgage backed securities of $45 million and $328 million issued or guaranteed by the Federal National Mortgage Association (FNMA) and mortgage backed securities of $4 million and $193 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) at June 30, 2009 and December 31, 2008, respectively.

HSBC USA Inc.

At June 30, 2009 and December 31, 2008, the fair value of derivatives included in trading assets have been reduced by $3.7 billion and $6.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At June 30, 2009 and December 31, 2008, the fair value of derivatives included in trading liabilities have been reduced by $8.4 billion and $11.8 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

4.  Securities

The amortized cost and fair value of the securities available-for-sale and securities held to maturity portfolios are summarized in the following tables.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Securities(5)	Gains(5)	Losses(5)	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$9,454	$-	$21	$(31)	$9,444
U.S. Government sponsored enterprises:(1) Mortgage-backed securities	69	-	-	(3)	66
Direct agency obligations	228	-	3	(4)	227
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,299	-	84	(10)	4,373
Collateralized mortgage obligations	6,729	-	61	(25)	6,765
Direct agency obligations	1,013	-	3	(33)	983
Obligations of U.S. states and political subdivisions	727	-	5	(17)	715
Asset backed securities collateralized by:
Residential mortgages	1,254	(63)	5	(272)	924
Commercial mortgages	985	-	1	(103)	883
Home equity	721	(38)	9	(335)	357
Auto	112	-	-	(5)	107
Student loans	38	-	-	(6)	32
Other	27	-	1	-	28
Other domestic debt securities(4)	543	-	4	(15)	532
Foreign debt securities(4)	2,223	-	26	(8)	2,241
Equity securities(2)	1,314	-	3	-	1,317

Total available-for-sale securities	$29,736	$(101)	$226	$(867)	$28,994

Securities held to maturity:
U.S. Government sponsored enterprises:(3) Mortgage-backed securities	$1,885	$-	$105	$(2)	$1,988
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	124	-	12	-	136
Collateralized mortgage obligations	354	-	25	-	379
Obligations of U.S. states and political subdivisions	190	-	8	(1)	197
Asset backed securities collateralized by:
Residential mortgages	190	-	-	(29)	161
Foreign debt securities	90	-	-	-	90

Total held-to-maturity securities	$2,833	$-	$150	$(32)	$2,951

HSBC USA Inc.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$3,544	$154	$(12)	$3,686
U.S. Government sponsored enterprises(1)	11,271	187	(96)	11,362
U.S. Government agency issued or guaranteed	5,746	135	(6)	5,875
Obligations of U.S. states and political subdivisions	699	2	(31)	670
Asset-backed securities	3,462	-	(987)	2,475
Other domestic debt securities	144	7	(7)	144
Foreign debt securities	641	13	(9)	645
Equity securities(2)	52	-	(1)	51

Total	$25,559	$498	$(1,149)	$24,908

Securities held to maturity:
U.S. Government sponsored enterprises(3)	$1,892	$73	$(7)	$1,958
U.S. Government agency issued or guaranteed	495	23	(2)	516
Obligations of U.S. states and political subdivisions	217	8	(5)	220
Asset-backed securities	185	1	(31)	155
Foreign debt securities	86	-	-	86

Total	$2,875	$105	$(45)	$2,935

(1)	Includes securities at amortized cost of $46 million and $5.1 billion issued or guaranteed by the Federal National Mortgage Association (FNMA) at June 30, 2009 and December 31, 2008, respectively, and $23 million and $5.9 billion issued or guaranteed by Federal Home Loan Mortgage Corporation (FHLMC) at June 30, 2009 and December 31, 2008, respectively.

(2)	Includes securities at amortized cost issued by FNMA of $2 million at June 30, 2009 and December 31, 2008. Balances at June 30, 2009 and December 31, 2008 reflect other-than-temporary impairment charges of $203 million.

(3)	Includes securities at amortized cost of $0.7 billion issued or guaranteed by FNMA at both June 30, 2009 and December 31, 2008, and $1.2 billion issued and guaranteed by FHLMC at both June 30, 2009 and December 31, 2008.

(4)	At June 30, 2009, Other domestic debt securities included $400 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and Foreign debt securities consisted of $2.2 billion of securities fully backed by foreign governments.

(5)	For available for sale securities the non-credit loss component of OTTI securities, unrealized gains and unrealized losses are recorded in AOCI.

HSBC USA Inc.

A summary of gross unrealized losses and related fair values as of June 30, 2009 and December 31, 2008, classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
June 30, 2009	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	10	$(31)	$4,402	-	$-	$-
U.S. Government sponsored enterprises	17	(4)	129	34	(3)	37
U.S. Government agency issued or guaranteed	158	(66)	4,179	40	(2)	87
Obligations of U.S. states and political subdivisions	9	-	24	65	(17)	445
Asset backed securities	6	(6)	60	141	(715)	2,032
Other domestic debt securities	1	(4)	54	3	(11)	50
Foreign debt securities	3	(5)	334	3	(3)	44
Equity securities	2	-	-	-	-	-

Securities available-for-sale	206	$(116)	$9,182	286	$(751)	$2,695

Securities held to maturity:
U.S. Government sponsored enterprises	12	$(2)	$153	-	$-	$-
U.S. Government agency issued or guaranteed	76	-	-	-	-	-
Obligations of U.S. states and political subdivisions	44	-	34	8	(1)	8
Asset backed securities	-	-	-	12	(29)	153

Securities held to maturity	132	$(2)	$187	20	$(30)	$161

HSBC USA Inc.

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2008	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	5	$(12)	$1,251	-	$-	$-
U.S. Government sponsored enterprises	136	(42)	1,361	101	(54)	2,295
U.S. Government agency issued or guaranteed	97	(1)	576	41	(5)	237
Obligations of U.S. states and political subdivisions	36	(7)	226	53	(24)	333
Asset backed securities	51	(419)	1,099	110	(568)	1,330
Other domestic debt securities	3	(6)	71	1	(1)	4
Foreign debt securities	1	-	5	5	(9)	97
Equity securities	2	(1)	-	-	-	-

Securities available-for-sale	331	$(488)	$4,589	311	$(661)	$4,296

Securities held to maturity:
U.S. Government sponsored enterprises	18	$(2)	$113	7	$(5)	$132
U.S. Government agency issued or guaranteed	176	(2)	105	-	-	-
Obligations of U.S. states and political subdivisions	54	(5)	48	5	-	3
Asset backed securities	2	(10)	52	10	(21)	96

Securities held to maturity	250	$(19)	$318	22	$(26)	$231

Gross unrealized losses within the available-for-sale and held-to-maturity portfolios decreased overall primarily due to a reduction in credit spreads for asset backed securities during the first six months of 2009 due to improved market conditions. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment described below. During the first and second quarters of 2009, nine and eight debt securities, respectively, were determined to be other-than-temporarily impaired pursuant to FSP FAS 115-2 and 124-2, which is discussed more fully below. As a result, we recorded other-than-temporary impairment charges of $43 million and $159 million during the three and six months ended June 30, 2009 on these investments. Consistent with FSP FAS 115-2 and 124-2, the credit loss component of the applicable debt securities totaling $20 million and $58 million respectively, during the three and six months ended June 30, 2009 was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of loss, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss).

We do not consider any other securities to be other-than-temporarily impaired as we expect to recover the amortized cost basis of these securities and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

HSBC USA Inc.

On-going Assessment for Other-Than-Temporary Impairment

On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment pursuant to FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and 124-1”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, we then assess whether the unrealized loss is other-than-temporary. Prior to our early adoption of FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”) on January 1, 2009, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available-for-sale securities, whereas unrealized losses related to held to maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available-for-sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded to earnings in their entirety. An unrealized loss was considered other-than-temporary if (i) it was not probable that the holder would collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and we did not have the positive intent and ability to hold the security until recovery or maturity.

Under FSP FAS 115-2 and 124-2, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security and, as a result, the credit loss component of an other-than-temporary impairment write-down is recorded in earnings as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of loss, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided we do not intend to sell the underlying debt security and it is “more likely than not” that we will not have to sell the debt security prior to recovery.

For all securities held in the available-for-sale or held to maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. Debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 75 percent of total available-for-sale and held to maturity securities as of June 30, 2009. Therefore, our assessment for credit loss was concentrated on private label asset backed securities for which we evaluate for credit losses on a quarterly basis. We considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	The level of credit enhancement provided by the structure, which includes but is not limited to credit subordination positions, overcollateralization, protective triggers and financial guarantees provided by monoline wraps;

•	Changes in the near term prospects of the issuer or underlying collateral of a security such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excessive cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities;

•	Any adverse change to the credit conditions of the issuer, the monoline insurer or the security such as credit downgrades by the rating agencies; and

•	The expected length of time and the extent of continuing financial guarantee to be provided by the monoline insurers after announcement of downgrade or restructure.

We use a standard valuation model to measure the credit loss for available-for-sale and held to maturity securities. The valuation model captures the composition of the underlying collateral and the cash flow structure of the security. Management develops inputs to the model based on external analyst reports and forecasts and internal

HSBC USA Inc.

credit assessments. Significant inputs to the model include delinquencies, collateral types and related contractual features, estimated rates of default, loss given default and prepayment assumptions. Using the inputs, the model estimates cash flows generated from the underlying collateral and distributes those cash flows to respective tranches of securities considering credit subordination and other credit enhancement features. The projected future cash flows attributable to the debt security held are discounted using the effective interest rates determined at the original acquisition date if the security bears a fixed rate of return. The discount rate is adjusted for the floating index rate for securities which bear a variable rate of return, such as LIBOR-based instruments.

The excess of amortized cost over the present value of expected future cash flows on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $58 million for the six months ended June 30, 2009. The excess of the present value of expected future cash flows over fair value, which represents the non-credit component of the unrealized loss associated with these securities, was $101 million as of June 30, 2009. Since we do not have the intention to sell the securities and have sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component is reflected in earnings. The non-credit component of the unrealized loss is recorded, net of taxes, in other comprehensive income (loss).

The following table summarizes the roll-forward of credit losses on debt securities held by us for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

	(in millions)

Credit losses at the beginning of the period	$43	$5
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	1	53
Increase in credit losses for which an other-than-temporary impairment was previously recognized	19	5

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$63	$63

At June 30, 2009, we held 179 individual asset-backed securities in the available-for-sale portfolio, of which 37 were also wrapped by a monoline insurance company. The asset backed securities backed by a monoline wrap comprised $456 million of the total aggregate fair value of asset-backed securities of $2.3 billion at June 30, 2009. The gross unrealized losses on these securities was $324 million at June 30, 2009. During the first half of 2009, two monoline insurers were downgraded to below investment grade and as a result, we did not take into consideration the financial guarantee from those monoline insurers associated with certain securities. As of June 30, 2009, some of the securities which were wrapped by the monoline insurance companies which were downgraded in the first half of 2009 were deemed to be other-than-temporarily impaired.

At December 31, 2008, we held 161 individual asset-backed securities in the available-for-sale portfolio of which 37 were wrapped by a monoline insurance company. These asset backed securities backed by a monoline wrap comprised $629 million of the total aggregate fair value of asset-backed securities of $2.5 billion at December 31, 2008. The gross unrealized losses on these securities were $404 million at December 31, 2008. As of December 31, 2008, we deemed these securities to be temporarily impaired as our analysis of the structure and our credit analysis of the monoline insurer resulted in the conclusion that it was probable we would receive all contractual cash flows from our investment, including amounts to be paid by the investment grade monoline insurers.

HSBC USA Inc.

The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale and held to maturity securities.

	Gross	Gross	Net
	Realized	Realized	Realized
	Gains	(Losses)	(Losses) Gains

	(in millions)

Three months ended June 30, 2009:
Securities available-for-sale	$227	$(48)	$179
Securities held to maturity(1)	-	-	-

	$227	$(48)	$179

Three months ended June 30, 2008:
Securities available-for-sale	$-	$(34)	$(34)
Securities held to maturity(1)	-	-	-

	$-	$(34)	$(34)

Six months ended June 30, 2009:
Securities available-for-sale	$287	$(100)	$187
Securities held to maturity(1)	-	-	-

	$287	$(100)	$187

Six months ended June 30, 2008:
Securities available-for-sale	$88	$(38)	$50
Securities held to maturity(1)	-	-	-

	$88	$(38)	$50

(1)	Maturities, calls and mandatory redemptions.

HSBC USA Inc.

The amortized cost and fair values of securities available-for-sale and securities held to maturity at June 30, 2009, by contractual maturity are summarized in the table below. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at June 30, 2009, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2009. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

			After One		After Five
	Within		But Within		But Within		After Ten
	One Year		Five Years		Ten Years		Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	($ in millions)

Available-for-sale:
U.S. Treasury	$8,072	0.06%	$1,099	0.99%	$-	-%	$283	-%
U.S. Government sponsored enterprises	-	-	109	2.87	125	4.84	62	2.01
U.S. Government agency issued or guaranteed	-	-	7	4.52	457	3.46	11,577	3.15
Obligations of U.S. states and political subdivisions	-	-	-	-	254	5.03	474	5.01
Asset backed securities	-	-	215	3.82	164	3.75	2,657	3.81
Other domestic debt securities	24	3.87	416	2.21	-	-	103	6.81
Foreign debt securities	15	3.85	2,181	2.62	10	5.13	17	7.38

Total amortized cost	$8,111	0.08%	$4,027	2.21%	$1,010	4.09%	$15,173	3.29%

Total fair value	$8,107		$4,042		$1,014		$14,514

Held to maturity:
U.S. Government sponsored enterprises	$-	7.48%	$32	5.97%	$14	6.47%	$1,839	5.87%
U.S. Government agency issued or guaranteed	-	7.35	1	7.46	6	8.86	471	6.33
Obligations of U.S. states and political subdivisions	13	5.85	34	5.03	27	4.50	116	5.07
Asset backed securities	-	-	-	-	-	-	190	5.80
Foreign debt securities	90	2.64	-	-	-	-	-	-

Total amortized cost	$103	3.05%	$67	5.51%	$47	5.63%	$2,616	5.91%

Total fair value	$104		$71		$50		$2,726

Investments in FHLB stock, FRB stock, and MasterCard Class B shares of $152 million, $431 million and $0 million, respectively, were included in other assets at June 30, 2009. Investments in FHLB stock, FRB stock and MasterCard Class B shares of $209 million, $349 million and $29 million, respectively, were included in other assets at December 31, 2008.

HSBC USA Inc.

5.  Loans

Loans consisted of the following:

	June 30,	December 31,
	2009	2008

	(in millions)

Commercial loans:
Construction and other real estate	$8,706	$8,885
Other commercial	25,291	28,544

Total commercial	33,997	37,429

Consumer loans:
HELOC and home equity mortgages	4,464	4,549
Other residential mortgages	14,750	17,948
Private label cards	15,061	17,074
Credit cards	13,769	2,137
Auto finance	2,216	154
Other consumer	1,612	1,822

Total consumer	51,872	43,684

Total loans	$85,869	$81,113

Secured financings of $0.6 billion and $4.0 billion at June 30, 2009 are secured by $0.6 billion and $4.1 billion of private label cards and credit cards, respectively, as well as restricted available for sale investments of $1.2 billion. Secured financings of $1.2 billion at December 31, 2008 were secured by $1.6 billion of private label cards.

Purchased Loan Portfolios:

In January 2009, we purchased the General Motors MasterCard receivable portfolio (“GM Portfolio”) and the AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively from HSBC Finance. The aggregate purchase price for the GM and UP Portfolios was $12.2 billion, which included the transfer of approximately $6.1 billion of indebtedness, resulting in a cash consideration of $6.1 billion. The purchase price was determined based on independent valuation opinions. HSBC Finance retained the customer relationships and by agreement we will purchase additional loan originations generated under existing and future accounts from HSBC Finance on a daily basis at fair market value. HSBC Finance will continue to service the GM and UP Portfolios for us for a fee. The loans purchased were subject to the requirements of AICPA Statement of Position 03-3, “Accounting for Certain Loans on Debt Securities Acquired in a Transfer,” (“SOP 03-3”) to the extent there was evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The following table provides details on the loans obtained in connection with the acquisition of these portfolios within the scope of SOP 03-3:

	GM	UP
	Portfolio	Portfolio

	(in millions)

Outstanding contractual receivable balance at acquisition	$355	$399
Cash flows expected to be collected at acquisition	164	167
Basis in acquired receivables at acquisition	122	114

HSBC USA Inc.

The carrying amount of the loans to which SOP 03-3 has been applied, net of credit loss reserves at June 30, 2009 totaled $80 million and $78 million for the GM and UP Portfolios, respectively, and is included in credit card loans. The outstanding contractual balance at June 30, 2009 for these receivables is $109 million and $127 million for the GM and UP Portfolios, respectively. During the second quarter of 2009, credit loss reserves of $20 million were recorded for the acquired GM and UP receivables subject to SOP 03-3, due to a decrease in the expected future cash flows since acquisition. There were no reclassifications to accretable yield from non-accretable difference during the three or six months ended June 30, 2009. The following summarizes the change in accretable yield associated with the portion of the GM and UP Portfolios to which SOP 03-3 has been applied in 2009:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

	(in millions)

Accretable yield at beginning of period	$(80)	$(95)
Accretable yield amortized to interest income during the period	14	29
Reclassification to non-accretable difference	16	16

Accretable yield at end of period	$(50)	$(50)

In January 2009, we also purchased auto finance loans from HSBC Finance with an aggregate outstanding principal balance of $3.0 billion for a purchase price of $2.8 billion. HSBC Finance will continue to service these loans for us for a fee. None of the auto finance loans purchased were subject to the requirements of SOP 03-3 as none were delinquent at the time of purchase.

Troubled Debt Restructurings (“TDR”):

The following table presents information about our TDR Loans:

	June 30,	December 31,
	2009	2008

	in millions)

TDR Loans(1):
Commercial loans:
Construction and other real estate	$10	$-
Other commercial	-	18

Total commercial	10	18

Consumer loans:
Residential mortgages	91	38
Private label cards	187	156
Credit cards	146	13
Auto finance	23	-
Other consumer	-	-

Total consumer	447	207

Total TDR Loans	$457	$225

HSBC USA Inc.

	June 30,	December 31,
	2009	2008

	(in millions)

Allowance for credit losses for TDR Loans(2):
Commercial loans:
Construction and other real estate	$1	$-
Other commercial	-	2

Total commercial	1	2

Consumer loans:
Residential mortgages	14	6
Private label cards	38	29
Credit cards	23	3
Auto finance	5	-
Other consumer	-	-

Total consumer	80	38

Total Allowance for credit losses for TDR Loans	$81	$40

(1)	The TDR loan balances above include $2.8 million of Auto Finance and $1.6 million of residential mortgage loans held for sale at June 30, 2009 for which there are no credit loss reserves as these loans are carried at the lower of cost or fair value. There were no held for sale TDR loans at December 31, 2008.

(2)	Included in the allowance for credit losses.

Three Months Ended June 30,	2009	2008

	(in millions)

Average balance of TDR Loans	$420	$205
Interest income recognized on TDR Loans	7	3

Six Months Ended June 30,	2009	2008

	(in millions)

Average balance of TDR Loans	$398	$203
Interest income recognized on TDR Loans	13	7

Concentrations of Credit Risk:

Our loan portfolio includes the following types of loans:

•	High loan-to-value (“LTV”) loans – Certain residential mortgages on primary residences with LTV ratios equal to or exceeding 90 percent at the time of origination and no mortgage insurance, which could result in the potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required.

•	Adjustable rate mortgage (“ARM”) loans – A loan which allows us to adjust pricing on the loan in line with market movements. A customer’s financial situation and the general interest rate environment at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after the adjustment.

HSBC USA Inc.

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including loans held for sale at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008

	(in millions)

Residential mortgage loans with high LTV and no mortgage insurance(1)	$1,712	$1,889
Interest-only residential mortgage loans	3,099	4,247
ARM loans(2)	7,998	10,834

(1)	Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Includes $253 million and $274 million of loans held for sale at June 30, 2009 and December 31, 2008, respectively.

(2)	ARM loan balances above include $501 million and $595 million of loans held for sale at June 30, 2009 and December 31, 2008, respectively. For the remainder of 2009, approximately $1.4 billion of ARM loans will experience their first interest rate reset. In 2010, approximately $1.1 billion of ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude first lien loans held for sale of $1,642 million.

	June 30,	December 31,
	2009	2008

	(in millions)

Closed end:
First lien	$14,750	$17,948
Second lien	675	756
Revolving:
Second lien	3,789	3,793

Total	$19,214	$22,497

6.  Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

	(in millions)

Balance at beginning of period	$3,465	$1,583	$2,397	$1,414
Provision for credit losses	1,067	606	2,241	1,104
Charge-offs	(865)	(443)	(1,479)	(845)
Recoveries	81	71	152	144
Allowance on loans transferred to held for sale	(8)	(21)	(8)	(21)
Allowance related to bulk loan purchase from HSBC Finance	-	-	437	-

Balance at end of period	$3,740	$1,796	$3,740	$1,796

HSBC USA Inc.

7.  Loans Held for Sale

Loans held for sale consisted of the following:

	June 30,	December 31,
	2009	2008

	(in millions)

Commercial loans	$999	$874

Consumer loans:
Residential mortgages	1,642	3,512
Auto finance	288	-
Other consumer	45	45

Total consumer	1,975	3,557

Total loans held for sale	$2,974	$4,431

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at June 30, 2009. The fair value of commercial loans held for sale under this program were $999 million and $874 million at June 30, 2009 and December 31, 2008, respectively, all of which are recorded at fair value as we have elected to designate under fair value option for these loans. During the first half of 2009, the market value of these loans increased due to narrowing credit spreads. Refer to Note 11, “Fair Value Option” of the consolidated financial statements for additional information.

In addition to normal loan sales during the three and six months ended June 30, 2009, we sold approximately $2.1 billion and $4.0 billion, respectively, of prime adjustable and fixed rate residential mortgage loans. As a result we recorded gains of $30 million and $67 million during the three and six months ended June 30, 2009. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of loss. We retained the servicing rights in relation to the mortgages upon sale.

Residential mortgage loans held for sale include sub-prime residential mortgage loans with a fair value of $0.9 billion and $1.2 billion at June 30, 2009 and December 31, 2008, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various governmental agencies.

In the second quarter of 2009, we transferred $288 million of Auto finance loans to held for sale. Other consumer loans held for sale consist of student loans.

HSBC USA Inc.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of cost or fair value. The book value of loans held for sale continued to exceed fair value at June 30, 2009. We continue to experience increases to the valuation allowance primarily due to adverse conditions in the U.S. residential mortgage markets. The valuation allowance related to loans held for sale is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

	(in millions)

Balance at beginning of period	$(900)	$(726)	$(869)	$(475)
Increase in allowance for net reductions in market value	(69)	(132)	(145)	(398)
Releases of valuation allowance for loans sold	45	248	90	263

Balance at end of period	$(924)	$(610)	$(924)	$(610)

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which are included in net interest income and trading (loss) revenue in the consolidated statement of loss, were gains of $28 million and $57 million for the three and six months ended June 30, 2009, respectively, compared with gains of $61 million and $36 million for the three and six months ended June 30, 2008, respectively.

8.  Intangible Assets

Intangible assets consisted of the following:

	June 30,	December 31,
	2009	2008

	(in millions)

Mortgage servicing rights	$442	$341
Other	30	33

Intangible assets	$472	$374

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

HSBC USA Inc.

upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. The reasonableness of these valuation models is periodically validated by reference to external independent broker valuations and industry surveys.

Fair value of residential MSRs is calculated using the following critical assumptions:

	June 30,	December 31,
	2009	2008

Annualized constant prepayment rate (CPR)	20.4%	39.4%
Constant discount rate	14.7%	10.3%
Weighted average life	3.7 years	3.1 years

Residential MSRs activity is summarized in the following table:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	(in millions)

Fair value of MSRs:
Beginning balance	$313	$468	$333	$489
Additions related to loan sales	37	52	65	82
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	88	46	60	25
Realization of cash flows	(4)	(20)	(24)	(50)

Ending balance	$434	$546	$434	$546

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	June 30,	December 31,
	2009	2008

	(in millions)

Outstanding principal balances at period end	$51,413	$46,215

Custodial balances maintained and included in noninterest bearing deposits at period end	$1,019	$695

Servicing fees collected are included in residential mortgage banking revenue and totaled $32 million and $66 million during the three and six months ended June 30, 2009, respectively. Servicing fees collected totaled $31 million and $62 million during the three and six months ended June 30, 2008, respectively.

Commercial Mortgage Servicing Rights

Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $8 million at June 30, 2009 and December 31, 2008.

Other Intangible Assets

Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $22 million and $24 million at June 30, 2009 and December 31, 2008, respectively, and customer lists of $8 million and $9 million at June 30, 2009 and December 31, 2008, respectively.

HSBC USA Inc.

9.  Goodwill

Goodwill was $2.6 billion at both June 30, 2009 and December 31, 2008. As a result of the continued deterioration in economic and credit conditions in the U.S., we performed interim impairment tests of the goodwill of our Global Banking and Markets reporting unit as of both June 30, 2009 and March 31, 2009. As a result of these tests, the fair value of our Global Banking and Markets reporting unit continues to exceed its carrying value including goodwill. Our goodwill impairment testing performed for our Global Banking and Markets reporting unit is however, highly sensitive to certain assumptions and estimates used. In the event that further significant deterioration in the economic and credit conditions beyond the levels already reflected in our cash flow forecasts occur, or changes in the strategy or performance of our business or product offerings occur, additional interim impairment tests will again be required in 2009.

10.  Derivative Financial Instruments

In our normal course of business, we enter into derivative contracts for trading and risk management purposes. For financial reporting purposes, a derivative instrument is designated in one of following categories: (a) financial instruments held for trading, (b) hedging instruments designated in a qualifying FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) hedge or (c) a non-qualifying economic hedge. The derivative instruments held are predominantly swaps, futures, options and forward contracts. All freestanding derivatives, including bifurcated embedded derivatives, are stated at fair value. Where we enter into enforceable master netting arrangements with counterparties, the master netting arrangements permit us to net those derivative asset and liability positions and to offset cash collateral held and posted with the same counterparty.

Derivatives Held for Risk Management Purposes

Our risk management policy requires us to identify, analyze and manage risks arising from the activities conducted during our normal course of business. We use derivative instruments as an asset and liability management tool to manage our exposures in interest rate, foreign currency and credit risks in existing assets and liabilities, commitments and forecasted transactions. The accounting for changes in fair value of a derivative instrument will depend on whether the derivative has been designated and qualifies for FAS 133 hedge accounting.

FAS 133 hedge accounting requires detailed documentation that describes the relationship between the hedging instrument and the hedged item, including, but not limited to, the risk management objectives and hedging strategy and the methods to assess the effectiveness of the hedging relationship. We designate derivative instruments to offset the fair value risk and cash flow risk arising from fixed-rate and floating-rate assets and liabilities as well as forecasted transactions. We assess the hedging relationships, both at the inception of the hedge and on an ongoing basis, using a regression approach to determine whether the designated hedging instrument is highly effective in offsetting changes in the fair value or cash flows of the hedged item. We discontinue hedge accounting when we determine that a derivative is not expected to be effective going forward or has ceased to be highly effective as a hedge, the hedging instrument is terminated, or when the designation is removed by us.

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

For FAS 133 reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net losses of $1.6 million and net gains of $2.5 million for the three and six months ending June 30, 2009, respectively, reported as other income (loss) in the consolidated statement of loss, which represented the ineffective portion of all fair value hedges. We recognized net gains of

HSBC USA Inc.

approximately $0.3 million and losses of $0.1 million in other income (loss) for the three and six months ending June 30, 2008, respectively. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a FAS 133 hedge are captured as an adjustment to the carrying value of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining term of the original hedge. We recorded basis adjustments for active fair value hedges which decreased the carrying value of our debt by $272 million and $46 million for the six months ended June 30, 2009 and 2008, respectively. We amortized $3.9 million and $7.2 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships for the three and six months ended June 30, 2009, respectively. We amortized $1.4 million and $2.8 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships for the three and six months ended June 30, 2008. The total accumulated unamortized basis adjustment amounted to an increase in the carrying value of our debt of $145 million and $364 million as of June 30, 2009 and December 31, 2008, respectively.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2009	2008	Location	2009	2008

	(in millions)

Derivatives in FAS 133 Fair Value Hedging Relationships
Interest rate contracts	Other assets	$149	$372	Interest, taxes & other liabilities	$26	$207

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting under FIN 39 and consequently may be shown net against a different line item on the consolidated balance sheet. The balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of loss.

		Amount of Gain or (Loss) Recognized in Income on
	Location of Gain or (Loss)	Derivatives
	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
	Derivatives	2009	2008	2009	2008

		(in millions)
Derivatives in FAS 133 Fair Value Hedging
Relationships

Interest rate contracts	Other income (loss)	$(75)	$(80)	$(86)	$(68)
Interest rate contracts	Interest income	(85)	9	(70)	9

Total		$(160)	$(71)	$(156)	$(59)

HSBC USA Inc.

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of loss.

			Gain (Loss) on				Gain (Loss) on
	Gain/(Loss) on		Hedged		Gain (Loss) on		Hedged
	Derivative		Items		Derivative		Items
	Interest	Other	Interest	Other	Interest	Other	Interest	Other
	Income	Income	Income	Income	Income	Income	Income	Income
	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)

		2009				2008

	(in millions)

Three Months Ended June 30,
Interest rate contracts/AFS Securities	$(8)	$123	$20	$(123)	$(1)	$4	$7	$(3)
Interest rate contracts/commercial loans	-	-	-	-	3	1	-	(1)
Interest rate contracts/subordinated debt	(77)	(198)	(83)	196	7	(85)	87	84

Total	$(85)	$(75)	$(63)	$73	$9	$(80)	$94	$80

Six Months Ended June 30,
Interest rate contracts/AFS Securities	$(16)	$187	$38	$(183)	$(1)	$(22)	$14	$23
Interest rate contracts/commercial loans	-	(1)	1	-	3	1	1	(1)
Interest rate contracts/subordinated debt	(54)	(272)	(164)	271	7	(47)	(56)	46

Total	($70)	$(86)	$(125)	$88	$9	$(68)	$(41)	$68

Cash Flow Hedges We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to variability in future cash flows. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. We also hedge the variability in interest cash flows arising from on-line savings deposits.

Changes in fair value associated with the effective portion of a derivative instrument designated as a cash flow hedge are recognized initially in accumulated other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is released into the corresponding income or expense account. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative will continue to be reported in accumulated other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into profit or loss. For the three and six months ending June 30, 2009, $13 million and $30 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $26 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. For the three and six months ending June 30, 2008, $19 million and $37 million, respectively, of losses related to terminated

HSBC USA Inc.

and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). The interest accrual related to the derivative contract is recognized in interest income.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2009	2008	Location	2009	2008

			(in millions)

Derivatives in FAS 133 Cash Flow Hedging Relationships
Interest rate contracts	Other assets	$18	$5	Interest, taxes & other liabilities	$122	$212

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting under FIN 39 and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges and their locations on the consolidated statement of loss.

						Location of Gain
						(Loss) Recognized
				Gain (Loss)		in Income on	Gain (Loss)
	Gain (Loss)			Reclassed		the Derivative	Reclassed
	Recognized in			from		(Ineffective	from
	AOCI		Location of Gain	AOCI into		Portion and Amount	AOCI
	on Derivative		(Loss) Reclassified	Income		Excluded from	into Income
	(Effective		from AOCI into Income	(Effective		Effectiveness	(Ineffective
	Portion)		(Effective Portion)	Portion)		Testing)	Portion)

	2009	2008		2009	2008		2009	2008

				(in millions)

Three Months Ended June 30,
Interest rate contracts	$64	$36	Other income (loss)	$13	$19	Other income (loss)	$-	$1
Foreign exchange contracts	-	3	Other income (loss)	-	-	Other income (loss)	-	-

Total	$64	$39		$13	$19		$-	$1

Six Months Ended June 30,
Interest rate contracts	$90	$(21)	Other income (loss)	$30	$37	Other income (loss)	$7	$-
Foreign exchange contracts	-	(5)	Other income (loss)	-	-	Other income (loss)	-	-

Total	$90	$(26)		$30	$37		$7	$-

Trading and Other Derivatives

We enter into derivative instruments for short-term profit taking purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized as trading revenue (loss). Credit losses arising from counterparty risks on over-the-counter derivative instruments and offsetting buy protection credit

HSBC USA Inc.

derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue (loss).

Derivative instruments designated as economic hedges that do not qualify for FAS 133 hedge accounting are recorded in a similar manner as derivative instruments held for trading. Realized and unrealized gains and losses are recognized in other income (loss) while the derivative asset or liability positions are reflected as other assets or other liabilities. As of June 30, 2009, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio and certain own debt issuances. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (TBA) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2009	2008	Location	2009	2008

			(in millions)

Trading Derivatives not Designated as Hedging Instruments under FAS 133
Interest rate contracts	Trading assets	$33,894	$59,861	Trading Liabilities	$34,054	$60,104
Foreign exchange contracts	Trading assets	14,331	24,437	Trading Liabilities	13,919	23,890
Equity contracts	Trading assets	2,439	2,981	Trading Liabilities	2,349	2,848
Precious Metals contracts	Trading assets	1,270	2,667	Trading Liabilities	1,275	2,255
Credit contracts	Trading assets	32,324	64,341	Trading Liabilities	31,527	64,032
Other	Trading assets	4	55	Trading Liabilities	12	7

Total		$84,262	$154,342		$83,136	$153,136

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting under FIN 39 and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents the fair value of derivative instruments held for other purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2009	2008	Location	2009	2008

			(in millions)

Other Derivatives not Designated as Hedging Instruments under FAS 133
Interest rate contracts	Other assets	$323	$794	Interest, taxes & other liabilities	$14	$6
Foreign exchange contracts	Other assets	12	1	Interest, taxes & other liabilities	2	42
Equity contracts	Other assets	133	2	Interest, taxes & other liabilities	189	244
Credit contracts	Other assets	76	210	Interest, taxes & other liabilities	17	70

Total		$544	$1,007		$222	$362

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting under FIN 39 and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of loss.

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain	Three Months Ended		Six Months Ended
	(Loss) Recognized in	June 30,		June 30,
	Income on Derivatives	2009	2008	2009	2008

			(in millions)

Trading Derivatives not Designated as Hedging Instruments under FAS 133
Interest rate contracts	Trading revenue (loss)	$(236)	$116	$(140)	$(142)
Foreign exchange contracts	Trading revenue (loss)	489	185	571	600
Equity contracts	Trading revenue (loss)	131	51	121	343
Precious Metals contracts	Trading revenue (loss)	9	14	29	106
Credit contracts	Trading revenue (loss)	486	(448)	(148)	(1,052)
Other	Trading revenue (loss)	(83)	-	(42)	-

Total		$796	$(82)	$391	$(145)

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the consolidated statement of loss.

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain	Three Months Ended		Six Months Ended
	(Loss) Recognized in	June 30,		June 30,
	Income on Derivatives	2009	2008	2009	2008

			(in millions)

Other Derivatives Not Designated as Hedging Instruments Under FAS 133
Interest rate contracts	Other income (loss)	$(283)	$(91)	$(420)	$36
Foreign exchange contracts	Other income (loss)	29	2	35	85
Equity contracts	Other income (loss)	167	(96)	166	(202)
Credit contracts	Other income (loss)	(85)	(18)	(94)	(22)
Other	Other income (loss)	-	-	-	-

Total		$(172)	$(203)	$(313)	$(103)

Credit-Risk-Related Contingent Features We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured products transaction. As of June 30, 2009, HSBC Bank USA was given credit ratings of AA and Aa3 by S&P and Moody’s respectively and was given a short-term debt rating of A-1+ and P-1 by S&P and Moody’s respectively. If our credit ratings were to fall below our current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches as well as whether the downgrade is in relation to our long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2009, is $11 billion for which we have posted collateral of $10 billion.

In the event of a credit downgrade, we do not expect our long-term ratings to go below A2 and A+ and our short-term ratings to go below P-2 and A-1 by Moody’s and S&P, respectively. The following tables summarize our obligation to post additional collateral (from the current collateral level) in certain hypothetical “commercially reasonable” downgrade scenarios. It is not appropriate to accumulate or extrapolate information presented in the table below to determine our total obligation because the information presented to determine our obligation in hypothetical rating scenarios is not mutually exclusive.

Moody’s

	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2

	(in millions)

P-1	$-	$33	$134
P-2	404	406	495

S&P

	Long-Term Ratings
Short-Term Ratings	AA	AA-	A+

	(in millions)

A-1+	$-	$128	$375
A-1	369	497	743

HSBC USA Inc.

We would be required to post $488 million of additional collateral on a total return swaps if we are not rated by any two of the rating agencies at least A-1 (Moody’s), A+ (Fitch), A+ (S&P), or not rated A (high) by DBRS.

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	As of
	June 30, 2009	December 31, 2008

	(in millions)

Interest rate:
Futures and forwards	$260,772	$281,584
Swaps	1,310,448	1,593,440
Options written	78,632	99,858
Options purchased	77,105	90,286

	1,726,957	2,065,168
Foreign Exchange:
Swaps, futures and forwards	475,095	560,167
Options written	37,825	31,154
Options written	38,490	31,394
Spot	44,633	36,229

	596,043	658,944
Commodities, equities and precious metals:
Swaps, futures and forwards	23,746	35,093
Options written	9,683	14,425
Options purchased	13,850	13,521

	47,279	63,039
Credit derivatives	827,472	968,260

Total	$3,197,751	$3,755,411

11.  Fair Value Option

HSBC complies with International Financial Reporting Standards for its financial reporting. We have elected to apply the fair value option to selected financial instruments under FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply the fair value option (“FVO”) reporting to commercial leveraged acquisition finance loans and related unfunded commitments, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments at fair value and related derivatives in the consolidated statement of loss.

Loans We elected to apply FVO to all commercial leveraged acquisition finance loans and unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of June 30, 2009, commercial leveraged acquisition finance loans and unfunded commitments of $999 million carried at fair value had an aggregate unpaid principal balance of $1,303 million. As of December 31, 2008, commercial leveraged acquisition finance loans and unfunded commitments of $874 million carried at fair value had an aggregate unpaid principal balance of $1,320 million. These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of loss. Because substantially all of the loans elected for the fair value option are floating rate assets, changes in their fair

HSBC USA Inc.

value are primarily attributable to changes in loan-specific credit risk. The components of gain (loss) related to loan designated at fair value are summarized in the table below.

As of June 30, 2009 and December 31, 2008, no loans for which the fair value option has been elected are 90 days or more past due or are on non-accrual status.

Long-Term Debt (Own Debt Issuances) We elected to apply FVO for fixed rate long-term debt for which we had applied fair value hedge accounting. The election allows us to achieve a similar accounting effect without meeting the rigorous hedge accounting requirements. We measure the fair value of the debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributable to changes of our own credit risk and the interest rate.

Fixed rate debt accounted for under FVO at June 30, 2009 totaled $1,627 million and had an aggregate unpaid principal balance of $1,750 million. Fixed rate debt accounted for under FVO at December 31, 2008 totaled $1,668 million and had an aggregate unpaid principal balance of $1,750 million. Interest paid on the fixed rate debt elected for FVO is recorded as interest expense in the consolidated statement of loss. The components of gain (loss) related to long term debt designated at fair value are summarized in the table below.

Hybrid Instruments Upon adoption of FAS 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), we elected to measure all hybrid instruments issued after January 1, 2006 that contain embedded derivatives which should be bifurcated from the debt host at fair value. Such election has reduced the differences between IFRSs and U.S. GAAP. FAS 159 has incorporated accounting requirements similar to FAS 155 and because FAS 159 has a broader application than FAS 155, we elected the fair value option available under FAS 159 to all hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2008.

As of June 30, 2009, interest bearing deposits in domestic offices included $3,232 million of structured deposits accounted for under FVO which had an unpaid principal balance of $3,308 million. Long-term debt at June 30, 2009 included structured notes of $1,904 million accounted for under FVO which had an unpaid principal balance of $1,903 million. As of December 31, 2008, interest bearing deposits in domestic offices included $2,293 million of structured deposits accounted for under FVO which had an unpaid principal balance of $2,386 million. Long-term debt at December 31, 2008 included structured notes of $959 million accounted for under FVO which had an unpaid principal balance of $1,242 million. Interest incurred was recorded as interest expense in the consolidated statement of loss. The components of gain (loss) related to hybrid instruments designated at fair value are summarized in the table below.

Components of Gain (loss) on instruments designated at fair value and related derivatives Gains (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to both interest and credit risk as well as the mark-to-market adjustment on derivatives related to the debt designated at fair value and net realized gains or losses on these derivatives. The components of gain (loss) on instruments designated at

HSBC USA Inc.

fair value and related derivatives related to the changes in fair value of fixed rate debt accounted for under FVO are as follows:

	Three Months Ended June 30,
	2009				2008
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$-	$164	$(123)	$41	$1	$64	$104	$169
Credit risk component	95	(325)	(73)	(303)	38	(57)	(10)	(29)

Total mark-to-market on financial instruments designated at fair value	95	(161)	(196)	(262)	39	7	94	140
Mark-to-market on the related derivatives	-	(299)	181	(118)	(1)	(88)	-	(89)
Net realized gain (loss) on the related derivatives	-	17	6	23	-	10	(109)	(99)

Gain (loss) on instruments designated at fair value and related derivatives	$95	$(443)	$(9)	$(357)	$38	$(71)	$(15)	$(48)

	Six Months Ended June 30,
	2009				2008
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$-	$255	$(134)	$121	$1	$(17)	$184	$168
Credit risk component	130	(214)	(45)	(129)	(103)	80	27	4

Total mark-to-market on financial instruments designated at fair value	130	41	(179)	(8)	(102)	63	211	172
Mark-to-market on the related derivatives	-	(467)	257	(210)	(1)	12	(156)	(145)
Net realized gain (loss) on the related derivatives	-	31	(59)	(28)	-	15	(33)	(18)

Gain (loss) on instruments designated at fair value and related derivatives	$130	$(395)	$19	$(246)	$(103)	$90	$22	$9

HSBC USA Inc.

12.  Income Taxes

The following table presents our effective tax rates.

	2009		2008

	(dollars are in millions)

Three months ended June 30,
Statutory federal income tax rate	$(106)	(35.0)%	$(102)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit and state valuation allowance	4	1.3	4	1.5
Sale of minority stock interest	-	-	-	-
Valuation allowance on deferred tax assets	70	23.1	-	-
Tax exempt income	(4)	(1.3)	(4)	(1.3)
Validation of deferred tax balances	-	-	-	-
Low income housing and other tax credits	(16)	(5.1)	(13)	(4.5)
Effects of foreign operations	-	-	3	0.9
Uncertain tax provision	1	0.4	-	-
IRS Audit Effective Settlement	-	-	-	-
State rate change effect on net deferred tax assets	(1)	(0.4)	(3)	(1.0)
Other	(1)	(0.9)	(3)	(1.0)

Effective tax rate	$(53)	(17.9)%	$(118)	(40.4)%

Six months ended June 30,
Statutory federal income tax rate	$(123)	(35.0)%	$(257)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefits and state valuation allowance	9	2.7	10	1.4
Sale of minority stock interest	74	21.1	-	-
Valuation allowance on deferred tax assets	77	21.9	-	-
Tax exempt income	(8)	(2.2)	(7)	(1.0)
Validation of deferred tax balances	-	-	(3)	(0.4)
Low income housing and other tax credits	(31)	(8.8)	(26)	(3.6)
Effects of foreign operations	-	-	12	1.7
Uncertain tax provision	(1)	(0.3)	(4)	(0.5)
IRS Audit Effective Settlement	(8)	(2.3)	-	-
State rate change effect on net deferred tax assets	1	0.3	(3)	(0.4)
Other	(2)	(0.8)	(4)	(0.6)

Effective tax rate	$(12)	(3.4)%	$(282)	(38.4)%

HSBC North America Consolidated Income Taxes

We are included in HSBC North America’s Consolidated Federal income tax return and in various state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (“the HNAH Group”) included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group’s consolidated deferred tax assets, and various sources of taxable income, including the impact of

HSBC USA Inc.

HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HNAH consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.

The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity.

In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period.

The HNAH Group has continued to consider the impact of the economic environment on the North American businesses and the expected growth of the deferred tax assets. During the second quarter, the current economic environment, and its impact on the HNAH Group’s businesses and strategies, has been incorporated into its revised business forecasts. In addition, HNAH Group’s consideration and evaluation of the various sources of taxable income supporting realization of the deferred tax assets, including tax planning strategies, has been updated.

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of further home price depreciation and the U.S. recession, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since the recent market conditions have created significant downward pressure and volatility on our near-term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment. The primary and most significant strategy is HSBC’s commitment to reinvest excess HNAH Group capital which would be maintained to reduce debt funding or otherwise invest in assets to ensure that it is more likely than not that the deferred tax assets, including net operating loss carryforwards, will be utilized.

Currently, the HNAH Group’s primary tax planning strategy related to capital support from HSBC, in combination with other tax planning strategies, provides support for the realization of net deferred tax assets of approximately $5.9 billion for the HNAH Group. Such determination was based on HSBC’s revised business forecasts and updated assessment in the second quarter of 2009 as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy. As it relates to the growth in the HNAH consolidated deferred tax asset, during the second quarter HSBC decided to limit the level and duration of excess HNAH Group capital it will reinvest in the U.S. operations in future years as part of the primary tax planning strategy.

Therefore, although a significant part of the net deferred tax assets are supported by the aforementioned tax planning strategies, it has been determined that for the residual portion of the net deferred tax assets, it is not more-likely-than-not that the expected benefits to be generated by the various tax planning strategies are sufficient to ensure full realization. As such, a valuation allowance has been recorded by the HNAH Group during the second quarter of 2009 relative to growth in the deferred tax asset in excess of the level discussed above.

The aforementioned HNAH Group valuation allowance recorded during the second quarter has been allocated to its principal subsidiaries, including HSBC USA Inc. The methodology allocates the valuation allowance to the

HSBC USA Inc.

principal subsidiaries based primarily on the entity’s relative contribution to the growth of the HNAH consolidated deferred tax asset against which the valuation allowance is being recorded.

The HNAH Group expects to record significant additional valuation allowances against further growth in the deferred tax assets through the remainder of 2009 and 2010, and perhaps longer. If future results differ from the HNAH Group’s current forecasts or the primary tax planning strategy were to change, a valuation allowance against the remaining net deferred tax assets may need to be established which could have a material adverse effect on HSBC USA Inc.’s results of operations, financial condition and capital position. The HNAH Group will continue to update its assumptions and forecasts of future taxable income and assess the need for such incremental valuation allowances.

Absent the capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including HSBC USA Inc., would be required to record an additional valuation allowance against a significant part of the remaining deferred tax assets.

HSBC USA Inc. Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $1.7 billion and $1.4 billion as of June 30, 2009 and December 31, 2008 respectively. The valuation allowance at June 30, 2009 and December 31, 2008 related primarily to the potential limitation on the utilization of excess foreign and other tax credits as well as foreign losses with limited possibility of recovery.

To the extent that we contribute to the growth in the HNAH Group deferred tax assets in future periods, we expect to be allocated and record a part of any HNAH Group valuation allowances in those periods.

In March 2009, as part of a corporate restructuring within HSBC’s Private Banking business, our 5.24% indirect interest in HSBC Private Bank (Suisse) S.A. was sold to HSBC Private Bank Holdings (Suisse) S.A., the majority shareholder, for cash proceeds of $350 million. A gain of $33 million was recorded for book purposes during the first quarter of 2009. For U.S. tax purposes, the transaction is treated as a dividend in the amount of the sale proceeds to the extent of PBRS’ earnings and profits.

The Internal Revenue Service’s audit of our 2004 and 2005 federal income tax returns was effectively settled during the first quarter of 2009, resulting in an $8 million decrease in tax expense. We are currently under audit by various state and local tax jurisdictions, and although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact on our uncertain tax positions at this time. The Internal Revenue Service began its audit of our 2006 and 2007 returns in the second quarter.

13.	Pensions and other Post-retirement Benefits

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of loss are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC USA Inc.:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

		(in millions)

Service cost – benefits earned during the period	$6	$8	$13	$16
Interest cost on projected benefit obligation	19	19	37	38
Expected return on assets	(12)	(23)	(25)	(45)
Recognized losses	9	1	18	1

Pension expense	$22	$5	$43	$10

HSBC USA Inc.

Pension expense increased in 2009 due to the amortization of a portion of the actuarial losses incurred by the plan as a result of the volatile capital markets that occurred in 2008.

Components of the net periodic benefit cost for our post-retirement benefits other than pensions are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

		(in millions)

Service cost – benefits earned during the period	$-	$-	$-	$-
Interest cost	2	2	3	3
Recognized losses	-	-	1	-
Transition amount amortization	-	-	(1)	1

Net periodic post-retirement benefit cost	$2	$2	$3	$4

14.	Related Party Transactions

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

	June 30,	December 31,
	2009	2008

	(in millions)

Assets:
Cash and due from banks	$328	$157
Interest bearing deposits with banks	103	138
Federal funds sold and securities purchased under resale agreements	236	346
Trading assets(1)	16,381	32,445
Loans	1,754	2,586
Other	815	733

Total assets	$19,617	$36,405

Liabilities:
Deposits	$6,804	$10,285
Trading liabilities(1)	20,372	36,589
Short-term borrowings	405	1,831
Other	217	162

Total liabilities	$27,798	$48,867

(1)	Trading assets and liabilities exclude the impact of netting in accordance with FASB Interpretation 39 and FSP FIN 39-1.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	(in millions)

Income/(Expense):
Interest income	$50	$49	$97	$107
Interest expense	5	48	12	125

Net interest income (loss)	$45	$1	$85	$(18)

HSBC affiliate income:
Fees and commissions:
HSBC	$12	$17	$9	$43
HSBC Finance	6	6	12	12
HSBC Markets (USA) Inc. (“HMUS”)	7	2	9	5
Other HSBC affiliates	16	2	29	4
Gains on sales of refund anticipation loans to HSBC Finance	1	1	11	13
Other HSBC affiliates income	2	5	7	10

Total affiliate income	$44	$33	$77	$87

Support services from HSBC affiliates:
HSBC Finance	$184	$116	$373	$237
HMUS	66	59	137	112
HSBC Technology & Services (USA) Inc. (“HTSU”)	136	63	247	126
Other HSBC affiliates	32	63	85	116

Total support services from HSBC affiliates	$418	$301	$842	$591

Transactions Conducted with HSBC Finance Corporation

•	In January 2009, we purchased the GM and UP Portfolios from HSBC Finance with an outstanding principal balance of $6.3 billion and $6.1 billion, respectively, at the time of sale, at a total net premium of $113 million. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance retained the customer account relationships associated with these credit card portfolios. On a daily basis we purchase all new credit card loan originations for the GM and UP Portfolios from HSBC Finance. During the three and six months ended June 30, 2009, we purchased $4.7 billion and $8.9 billion, respectively, of GM and UP loan originations at fair market value as determined by an independent third party. HSBC Finance continues to service these credit card loans for a fee. Fees paid relating to the servicing of these loans totaled $56 million and $111 million for the three and six months ended June 30, 2009, respectively. At June 30, 2009, HSBC Finance was servicing GM and UP loans for us with an outstanding principal balance of $5.8 billion and $5.9 billion, respectively.

•	In January 2009, we also purchased certain auto finance loans with an outstanding principal balance of $3.0 billion from HSBC Finance at the time of sale, at a total net discount of $226 million. Discounts are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance continues to service the auto finance loans for us for a fee. Fees paid relating to the servicing of these loans totaled $16 million and $30 million for the three and six months ended June 30, 2009, respectively. At June 30, 2009, HSBC Finance was servicing $2.5 billion of auto finance loans for us.

•	We purchased $1.1 billion and $2.1 billion of other credit card receivables originated by HSBC Finance during the three and six months ended June 30, 2009, respectively, at fair market value, as determined by an independent third party. During the three and six months ended June 30, 2008, we purchased $1.3 and

HSBC USA Inc.

$2.4 billion, respectively, of other credit card receivables originated by HSBC Finance at fair market value, as determined by an independent third party. HSBC Finance continues to service the customer receivables and charges us a servicing fee. Fees paid relating to the servicing of these credit card receivables during the three and six months ended June 30, 2009 totaled $15 million and $31 million, respectively. Fees paid for these services during the three and six months ended June 30, 2008 totaled $12 million and $23 million, respectively. At June 30, 2009 and December 31, 2008, HSBC Finance was servicing $2.1 billion of these credit card receivables.

•	We purchased $3.8 billion and $7.4 billion of private label credit card receivables originated by HSBC Finance during the three and six months ended June 30, 2009, respectively, at fair market value, as determined by an independent third party. During the three and six months ended June 30, 2008, we purchased $5.0 and $9.5 billion, respectively, of private label credit card receivables originated by HSBC Finance at fair market value, as determined by an independent third party. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance continues to service the customer receivables and charge us a servicing fee. Fees paid relating to the servicing of these private label credit card receivables during the three and six months ended June 30, 2009 totaled $86 million and $179 million, respectively. Fees paid for these services during the three and six months ended June 30, 2008 totaled $91 million and $187 million, respectively. At June 30, 2009 and December 31, 2008, HSBC Finance was servicing $15.1 billion and $17.1 billion, respectively, of private label credit card receivables.

•	Support services from HSBC affiliates include charges by HSBC Finance under various service level agreements for loan origination and servicing, including the servicing of the portfolios previously discussed, as well as other operational and administrative support. Fees paid for these services totaled $184 million and $373 million for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2008, fees paid for these services totaled $116 million and $237 million, respectively.

•	In the second quarter of 2008, HSBC Finance launched a new program with HSBC Bank USA to sell loans originated in accordance with the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) underwriting criteria to HSBC Bank USA who then sells them to Freddie Mac under its existing Freddie Mac program. During the three months ended March 31, 2009, $51 million of real estate secured loans were purchased by HSBC Bank USA under this program. During the second quarter of 2008, $14 million of real estate secured loans were purchased by HSBC Bank USA under this program. This program was discontinued in February 2009 as a result of the decision to discontinue new receivable originations in HSBC Finance’s Consumer Lending business.

•	At June 30, 2009 and December 31, 2008, HSBC Finance was servicing $722 million and $877 million, respectively, of private label commercial and closed end loans and charges us a servicing fee. Fees paid relating to the servicing of private label commercial and closed end loans receivables for the three and six months ended June 30, 2009 totaled $3 million and $6 million, respectively. During the three and six months ended June 30, 2008, fees paid for these services totaled $3 million and $7 million, respectively.

•	Our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), are the originating lenders for a federal income tax refund anticipation loan program for clients of third party tax preparers, which are managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD process applications, fund and subsequently sell these loans to HSBC Finance. HSBC Bank USA and HTCD originated approximately $9.0 billion and $12.6 billion during the six months ended June 30, 2009 and 2008, respectively, that were sold to HSBC Finance. This resulted in gains of $11 million and $13 million during the six months ended June 30, 2009 and 2008, respectively.

•	Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at June 30, 2009 or December 31, 2008.

•	We extended a secured $1.5 billion uncommitted credit facility to HSBC Finance in December 2008. This is a 364 day credit facility and there were no balances outstanding at June 30, 2009 or December 31, 2008.

HSBC USA Inc.

•	We extended a $1.0 billion committed credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2008. This is a 364 day credit facility and there were no balances outstanding at June 30, 2009 or December 31, 2008.

•	We service a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.7 billion and $2.0 billion at June 30, 2009 and December 31 2008, respectively. The related servicing fee income was $3 million and $5 million during the three and six months ended June 30, 2009, respectively, and $3 million and $7 million during the three and six months ended June 30, 2008, respectively.

•	HSBC Finance services a portfolio of residential mortgage loans for us with an outstanding principal balance of $1.9 billion and $2.1 billion at June 30, 2009 and December 31, 2008, respectively. Fees paid relating to the servicing of this portfolio totaled $2 million and $3 million during the three and six months ended June 30, 2009, respectively, and $2 million and $4 million during the three and six months ended June 30, 2008, respectively.

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

We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $4.1 billion, of which $1.3 billion and $1.5 billion was outstanding at June 30, 2009 and December 31, 2008, respectively. Interest income on these loans and lines for the three and six months ended June 30, 2009 totaled $4 million and $15 million, respectively. Interest income for the three and six months ended June 30, 2008 totaled $8 million and $15 million, respectively.

Other Transactions with HSBC Affiliates

In March 2009, we sold an equity investment in HSBC Private Bank (Suisse) SA (“PBRS”) to another HSBC affiliate for cash, resulting in a gain of $33 million in the first quarter of 2009.

We have an unused line of credit with HSBC Bank plc of $2.5 billion at June 30, 2009 and December 31, 2008.

We have extended loans and lines of credit to various other HSBC affiliates totaling $4.2 billion, of which $568 million and $715 million was outstanding at June 30, 2009 and December 31, 2008, respectively. Interest income on these lines for the three and six months ended June 30, 2009 totaled $3 million and $6 million, respectively. Interest income for the three and six months ended June 30, 2008 totaled $2 million and $3 million, respectively.

Historically, we have provided support to several HSBC affiliate sponsored asset backed commercial paper (ABCP) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At June 30, 2009 and December 31, 2008, no ABCP was held.

We utilize other HSBC affiliates primarily for treasury and traded markets services and, to a lesser extent, for global resourcing initiatives. Fees billed to us for these services are included in support services from HSBC affiliates and totaled $67 million and $138 million during the three and six months ended June 30, 2009, respectively, and $67 million and $130 million during the three and six months ended June 30, 2008, respectively.

We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with

HSBC USA Inc.

unaffiliated third parties. The notional value of derivative receivables related to these contracts was approximately $715 billion and $904 billion at June 30, 2009 and December 31, 2008, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $16 billion and $32 billion at June 30, 2009 and December 31, 2008, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (LSS) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HSBC Bank USA by transferring the volatility to the affiliate. The recorded fair value of derivative assets related to these derivative transactions was approximately $537 million and $1,108 million at June 30, 2009 and December 31, 2008, respectively.

Technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services in North America are centralized within HSBC Technology and Services (USA) Inc. (“HTSU.”) Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of loss.

Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 13, “Pension and Other Post-retirement Benefits” of the consolidated financial statements.

Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was approximately $15 million and $33 million for the three and six months ended June 30, 2009, respectively, and $21 million and $38 million for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, our share of compensation cost related to nonvested stock compensation plans was approximately $86 million, which is expected to be recognized over a weighted-average period of 1.6 years. A description of these stock compensation plans can be found in Note 24, “Share-based Plans,” of the 2008 Form 10-K.

15.	Business Segments

We have five distinct segments that we utilize for management reporting and analysis purposes, which are generally based upon customer groupings, as well as products and services offered.

Our segment results are presented under International Financial Reporting Standards (“IFRSs”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees are made almost exclusively on an IFRSs basis since we report results to our parent, HSBC in accordance with its reporting basis, IFRSs. We continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis.

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

Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from this activity or the relationship of this activity to other segment activity. These inter-segment transactions are accounted for as if they were with third parties.

HSBC USA Inc.

Results for each segment on an IFRSs basis, as well as a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals, are provided in the following tables. Descriptions of the significant differences between IFRSs and U.S. GAAP that impact our results follow the tables:

	IFRSs Consolidated Amounts
				Global					(4)	(5)	U.S. GAAP
				Banking and			Intersegmental		IFRSs	IFRSs	Consolidated
	PFS	CF	CMB	Markets	PB	Other	Revenue	Total	Adjustments	Reclassifications	Totals

	(In millions)

Three months ended June 30, 2009

Net interest income(1)	$240	$520	$180	$222	$46	$(2)	$(3)	$1,203	$3	$71	$1,277

Other operating income	43	84	82	288	29	(498)	3	31	449	97	577

Total operating income (loss)	283	604	262	510	75	(500)	-	1,234	452	168	1,854

Loan impairment charges(3)	172	477	90	197	7	-	-	943	169	(45)	1,067

	111	127	172	313	68	(500)	-	291	283	213	787

Operating expenses(2)	335	37	158	236	63	38	-	867	9	213	1,089

Profit (loss) before tax	$(224)	$90	$14	$77	$5	$(538)	$-	$(576)	$274	$-	$(302)

Balances at end of period:

Total assets	$22,338	$31,837	$17,954	$172,779	$5,830	$104	$-	$250,842	$(82,409)	$498	$168,931

Total loans	17,572	29,547	16,499	26,171	4,617	-	-	94,406	(3,802)	(1,761)	88,843

Goodwill	876	-	368	497	326	-	-	2,067	580	-	2,647

Total deposits	47,632	46	21,639	28,429	10,667	-	-	108,413	(3,620)	3,802	108,595

Three months ended June 30, 2008

Net interest income(1)	$237	$305	$196	$194	$47	$(5)	$(55)	$919	$(4)	$175	$1,090

Other operating income	74	69	71	(73)	47	(84)	55	159	37	(47)	149

Total operating income (loss)	311	374	267	121	94	(89)	-	1,078	33	128	1,239

Loan impairment charges(3)	186	381	60	15	4	-	-	646	2	(42)	606

	125	(7)	207	106	90	(89)	-	432	31	170	633

Operating expenses(2)	323	5	147	203	75	-	-	753	2	170	925

Profit (loss) before tax	$(198)	$(12)	$60	$(97)	$15	$(89)	$-	$(321)	$29	$-	$(292)

Balances at end of period:

Total assets	$33,536	$19,856	$19,566	$184,679	$5,949	$392	$-	$263,978	$(77,255)	$(4,927)	$181,796

Total loans	26,870	19,263	17,291	33,617	4,970	-	-	102,011	904	(12,329)	90,586

Goodwill	924	-	368	497	326	-	-	2,115	586	-	2,701

Total deposits	43,972	36	19,219	32,649	12,387	2	-	108,265	(1,178)	6,823	113,910

Six months ended June 30, 2009

Net interest income(1)	$427	$1,049	$356	$454	$88	$-	$(14)	$2,360	$106	$159	$2,625

Other operating income	83	165	163	509	62	(343)	14	653	548	125	1,326

Total operating income (loss)	510	1,214	519	963	150	(343)	-	3,013	654	284	3,951

Loan impairment charges(3)	372	1,031	171	426	4	-	-	2,004	382	(145)	2,241

	138	183	348	537	146	(343)	-	1,009	272	429	1,710

Operating expenses(2)	630	51	312	435	122	52	-	1,602	29	429	2,060

Profit (loss) before tax	$(492)	$132	$36	$102	$24	$(395)	$-	$(593)	$243	$-	$(350)

Six months ended June 30, 2008

Net interest income(1)	$484	$599	$380	$316	$96	$(3)	$(161)	$1,711	$(9)	$349	$2,051

Other operating income	300	162	142	(790)	90	80	161	145	36	(117)	64

Total operating income (loss)	784	761	522	(474)	186	77	-	1,856	27	232	2,115

Loan impairment charges(3)	245	749	107	57	1	-	-	1,159	(1)	(54)	1,104

	539	12	415	(531)	185	77	-	697	28	286	1,011

Operating expenses(2)	603	22	291	406	136	-	-	1,458	1	286	1,745

Profit (loss) before tax	$(64)	$(10)	$124	$(937)	$49	$77	$-	$(761)	$27	$-	$(734)

HSBC USA Inc.

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(5)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

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

Unquoted equity securities – Under IFRSs, equity securities which are not quoted on a recognized exchange (MasterCard Class B shares and Visa Class B shares), but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available-for-sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, and classified in other assets.

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

HSBC USA Inc.

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

Reclassification of financial assets – Certain securities were reclassified from “trading assets” to “loans and receivables” under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39 “Financial Instruments: Recognition and Measurement” and are no longer marked to market. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.

Additionally, certain Leverage Acquisition Finance (LAF) loans were classified as “Trading Assets” for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to “loans and advances” as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans are classified as “held for sale” and carried at fair value due to the irrevocable nature of the fair value option.

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

Securities – Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in accumulated other comprehensive income provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than temporary impairment and the entire portion is recognized in earnings. There are also less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed. There is no similar requirement under U.S. GAAP. During the second quarter of 2009 under IFRSs, we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. The additional shares are not recorded under U.S. GAAP.

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

HSBC USA Inc.

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

	June 30, 2009				December 31, 2008
	Capital	Well-Capitalized		Actual	Capital	Well-Capitalized		Actual
	Amount	Minimum Ratio(1)		Ratio	Amount	Minimum Ratio(1)		Ratio

	(dollars are in millions)

Total capital ratio:
HSBC USA Inc.	$19,363	10.00%		12.51%	$17,691	10.00%		12.04%
HSBC Bank USA	19,724	10.00		12.94	17,395	10.00		12.04
Tier 1 capital ratio:
HSBC USA Inc.	12,962	6.00		8.37	11,156	6.00		7.60
HSBC Bank USA	13,294	6.00		8.72	10,822	6.00		7.49
Tier 1 leverage ratio:
HSBC USA Inc.	12,962	3.00	(2)	7.60	11,156	3.00	(2)	5.96
HSBC Bank USA	13,294	5.00		7.99	10,822	5.00		5.90
Risk weighted assets:
HSBC USA Inc.	154,815				146,878
HSBC Bank USA	152,469				144,507

(1)	HSBC USA Inc and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

In the first half of 2009, we received capital contributions from HSBC North America Inc. (HNAI) in an aggregate amount of $2.2 billion ($1.1 billion received in the second quarter) in exchange for 3 shares of common stock. We subsequently contributed $2.7 billion, which includes an additional $.6 billion we received from HNAI in December 2008, to our subsidiary, HSBC Bank USA, in part to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. See Note 5 “Loans” for additional information.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and its ultimate parent HSBC committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. In May

HSBC USA Inc.

2009, we received further clarification from the Federal Reserve regarding HSBC Bank USA’s regulatory reporting requirements with respect to these capital commitments in that the additional capital requirements, (which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios), should be applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. Capital ratios and amounts at June 30, 2009 in the table above reflect this revised regulatory reporting. At June 30, 2009, we have exceeded our committed ratios.

In February 2009, the U.S. Treasury Department announced that U.S regulators would conduct a stress test of all U.S. bank holding companies with assets in excess of $100 billion. These tests have resulted in additional regulatory capital requirements for the companies that were subjected to the test. As a result of foreign ownership, we were not included in the group of bank holding companies subject to the regulatory stress test.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. Continued losses, including losses associated with FVO elections, coupled with bad debt provisions that exceed charge-offs are creating additional deferred tax assets, which could, from time to time, result in such exclusion. We closely monitor the deferred tax assets for potential limitations or exclusions. At June 30, 2009, deferred tax assets of $121 million were excluded in the computation of regulatory capital.

17.	Special Purpose Entities

In the ordinary course of business, we organize special purpose entities (“SPEs”) primarily to structure financial products to meet our clients’ investment needs and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose of organizing the entities, the risk characteristics and the business activities of the SPEs. Special purpose entities can be a variable interest entity (“VIE”), a qualifying special purpose entity (“QSPE”) or neither. A VIE is an entity that lacks sufficient equity at risk or whose equity investors do not have a controlling interest. A QSPE is an unconsolidated off-balance sheet entity whose activities are restricted and limited to holding and servicing financial assets and it meets the requirements of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”).

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

HSBC USA Inc.

Consolidated VIEs The following table summarizes the assets and liabilities of our consolidated VIEs as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

		(in millions)

Securitization vehicles	$5,869	$4,553	$1,588	$1,200
Structured note vehicles	80	25	147	124

Total	$5,949	$4,578	$1,735	$1,324

Securitization Vehicles We utilize entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transfer certain credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. These trusts are considered VIEs and are consolidated as we are the primary beneficiary at June 30, 2009 and December 31, 2008.

We held debt securities issued by these securitization vehicles at such a level that we were deemed to be the primary beneficiary and, as such, we consolidated these entities. At June 30, 2009 and December 31, 2008, the consolidated assets of these trusts were $5,869 million and $1,588 million, respectively and were reported in loans and restricted investments. Debt securities issued by these VIEs are reported as secured financings in long-term debt.

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

At June 30, 2009 and December 31, 2008, we held all or substantially all of the debt securities issued by several VIE trusts that were organized by an affiliate and by third parties to issue structured notes. The consolidated assets of these VIEs were $80 million and $147 million at June 30, 2009 and December 31, 2008, respectively, and are reported in trading assets. Debt instruments issued by these VIEs and held by us were eliminated in consolidation. Debt instruments issued by these VIEs and held by third parties were not material.

The assets of consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of debt instruments issued by consolidated VIEs have no recourse to our general credit. There are no communications or contractual arrangements that constitute an obligation by us to provide financial support to the VIEs or the holders of debt securities issued by the VIEs.

HSBC USA Inc.

Unconsolidated VIEs We also had significant involvement with other VIEs that were not consolidated at June 30, 2009 or December 31, 2008 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of June 30, 2009 and December 31, 2008:

	June 30, 2009				December 31, 2008
	Variable Interests	Variable Interests	Total Assets in	Maximum	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss	VIEs	to Loss

	(in millions)

Asset-backed commercial paper conduits	$81	$-	$15,545	$6,711	$28,112	$7,782
Structured investment vehicles	26	-	5,525	29	4,768	34
Structured note vehicles	233	443	8,354	1,110	8,221	1,842
Low income housing partnerships	16	-	204	39	211	40

Total	$356	$443	$29,628	$7,889	$41,312	$9,698

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

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and therefore bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting them to our normal underwriting and risk management processes. The $6,711 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

Structured Investment Vehicles We provide a liquidity facility to a single structured investment vehicle (“SIV”) sponsored by a third party. This entity, which is deemed to be a VIE, seeks to earn a profit by investing in mostly highly rated longer-dated fixed income instruments and funding those investments by issuing cheaper short-term, highly rated commercial paper and medium term notes. We do not transfer our own assets to the SIV. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets the SIV holds. We

HSBC USA Inc.

are not the primary beneficiary of the SIV and therefore do not consolidate the SIV. Credit risk related to the liquidity facility provided is managed through our normal underwriting and risk management processes. The maximum exposure to loss presented in the preceding table represents a $29 million liquidity facility which was fully funded, and is recorded as a loan, as of June 30, 2009. This loan was considered in the determination of our allowance for loan losses and a $3 million specific reserve has been established against this facility in accordance with our credit policies.

Structured Note Vehicles Our involvement in structured note vehicles include entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of June 30, 2009, we recorded approximately $225 million of trading assets and $291 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2008, we recorded approximately $539 million of trading assets and $829 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

Unconsolidated QSPEs

We historically organized special purpose entities to securitize residential mortgage loans. In these cases, we purchase and transfer residential mortgage loans into a trust which is designed and structured as a QSPE. The QSPE issues debt securities to investors to finance the purchase of the residential mortgage loans. The securitizations are non-recourse in that the risk of future loss in the transferred residential mortgages has been transferred to the investors and the investors’ recourse is limited to the transferred assets. The transfers are accounted for as sales in accordance with FAS 140.

Neither the transferor nor its consolidated affiliates have any continuing involvement with the transferred assets. We do not provide any liquidity arrangement or financial support (through written or unwritten communications) to, enter into any derivative transactions with, or have any obligation to repurchase financial assets from the QSPE or

HSBC USA Inc.

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

The following table presents total carrying value and contractual amounts of our major off-balance sheet guarantee arrangements as of June 30, 2009 and December 31, 2008. Following the table is a description of the various arrangements.

	June 30 2009			December 31, 2008
	Carrying	Notional/Maximum		Carrying	Notional/Maximum
	Value	Exposure to Loss		Value	Exposure to Loss

		(in millions)

Credit derivatives(1),(4)	$(24,514)	$413,640	(1)	$(59,640)	$493,583	(1)
Financial standby letters of credit, net of participations(2),(3)	-	4,364	(2)	-	4,444	(2)
Performance (non-financial) guarantees	-	3,506		-	3,800
Liquidity asset purchase agreements(3)	-	6,711		-	7,782

Total	$(24,514)	$428,221		$(59,640)	$509,609

(1)	Includes $72,348 million and $103,409 million issued for the benefit of HSBC affiliates at June 30, 2009 and December 31, 2008, respectively.

(2)	Includes $741 million and $732 million issued for the benefit of HSBC affiliates at June 30, 2009 and December 31, 2008, respectively.

(3)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

(4)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

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

HSBC USA Inc.

Certain derivative contracts are subject to master netting arrangements and related collateral agreements. A party to a derivative contract may demand that the counterparty post additional collateral in the event its net exposure exceeds certain predetermined limits and when the credit rating falls below a certain grade. We set the collateral requirements by counterparty such that the collateral covers various transactions and products, and is not allocated to specific individual contracts. The collateral amount presented in the previous table only includes those derivative contracts or transactions where specific collateral can be identified.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

		(in millions)

Sell-protection credit derivative positions	$(24,514)	$413,640	$(59,640)	$493,583
Buy-protection credit derivative positions	26,222	413,832	59,737	474,677

Net position	$1,708	$(192)	$97	$18,906

Standby Letters of Credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of June 30, 2009, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4,364 million and $3,506 million, respectively. As of December 31, 2008, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4,444 million and $3,800 million, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the fair value of the stand-ready obligation to perform under these guarantees, amounting to $39 million and $33 million at June 30, 2009 and December 31, 2008, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $33 million and $30 million at June 30, 2009 and December 31, 2008, respectively.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of June 30, 2009 as an indicative proxy of payment risk:

		Credit Ratings of the Obligors or the
	Average	Transactions
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

		(in millions)

Sell-protection Credit Derivatives(1)
Single name CDS	3.6	$165,838	$72,360	$238,198
Structured CDS	3.7	52,804	2,599	55,403
Index credit derivatives	4.0	98,254	6,789	105,043
Total return swaps	7.6	13,795	1,200	14,995

Subtotal		330,691	82,948	413,639
Financial Standby Letters of Credit(2)	1.5	7,651	219	7,870

Total		$338,342	$83,167	$421,509

HSBC USA Inc.

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

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

Written Put Options, Non Credit-Risk Related Guarantees and Indemnity Arrangements:

Liquidity Asset Purchase Agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of June 30, 2009 and December 31, 2008, we have issued $6,711 million and $7,782 million, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits.

Principal Protected Products We structure and sell products that guarantee the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These principal protected products are accounted for on a fair value basis. The notional amounts of these principal protected products were not material as of June 30, 2009 and December 31, 2008, respectively. We have not made any payment under the terms of these structured products and we consider the probability of payments under these guarantees to be remote.

Sale of Mortgage Loans We originate and sell mortgage loans to government sponsored entities and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the representations and warranties are breached. Our liability for obligations arising from the breach of representations and warranties was $29 million and $13 million as of June 30, 2009 or December 31, 2008, respectively.

Visa Covered Litigations We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is earlier. The indemnification is subject to the accounting and disclosure requirements under FIN 45. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to

HSBC USA Inc.

$4.1 billion). On July 16, 2009, Visa announced that it had deposited an additional $700 million into the escrow account, which resulted in a decrease in the conversion rate at which our Visa Class B shares can be converted into Class A shares. The impact of this decrease will be recorded in the third quarter of 2009. We do not expect these changes to result in a material adverse effect on our results of operations.

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

Pledged Assets

Pledged assets included in the consolidated balance sheet are summarized in the following table.

	June 30,	December 31,
	2009	2008

	(in millions)

Interest bearing deposits with banks	$2,159	$3,338
Trading assets(1)	2	1,085
Securities available-for-sale(2)	6,644	9,919
Securities held to maturity	506	623
Loans(3)	5,910	3,926
Other assets(4)	3,227	6,872

Total	$18,448	$25,763

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

(2)	Securities available-for-sale are primarily pledged against various short-term borrowings.

(3)	Loans are primarily private label and other credit card receivables pledged against long-term secured borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

19.	Fair Value Measurements

FASB Statement No. 157, “Fair Value Measurements,” (“FAS 157”) provides a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. FAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are disorderly, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of
	June 30, 2009
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance

	(in millions)

Assets:
Trading Securities :(2)
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$126	$46	$-	$172	$-	$172
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-
Residential mortgage-backed securities	-	239	577	816	-	816
Commercial mortgage-backed securities	-	-	-	-	-	-
Collateralized debt obligations	-	-	678	678	-	678
Other asset-backed securities	-	8	32	40	-	40
Other domestic debt securities	-	112	1,009	1,121	-	1,121
Debt Securities issued by foreign entities	-	679	138	817	-	817
Equity securities	-	438	26	464	-	464
Precious metals trading	-	6,361	-	6,361	-	6,361
Derivatives(3)	398	79,468	5,143	85,009	(72,150)	12,859
Securities available-for-sale:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	11,322	10,533	3	21,858	-	21,858
Obligations of U.S. states and political subdivisions	-	715	-	715	-	715
Residential mortgage-backed securities	-	606	318	924	-	924
Commercial mortgage-backed securities	-	878	5	883	-	883
Collateralized debt obligations	-	-	-	-	-	-
Other asset-backed securities	-	285	239	524	-	524
Other domestic debt securities	-	532	-	532	-	532
Debt Securities issued by foreign entities	-	2,241	-	2,241	-	2,241
Equity securities	-	1,317	-	1,317	-	1,317
Loans(4)	-	871	128	999	-	999
Intangible assets(5)	-	-	434	434	-	434

Total assets	$11,846	$105,329	$8,730	$125,905	$(72,150)	$53,755

Liabilities:
Deposits in domestic offices(6)	$-	$2,512	$720	$3,232	$-	$3,232
Trading liabilities, excluding derivatives(2)	260	2,220	-	2,480	-	2,480
Derivatives(3)	466	81,069	2,034	83,569	(76,951)	6,618
Long term debt(7)	-	3,315	216	3,531	-	3,531

Total liabilities	$726	$89,116	$2,970	$92,812	$(76,951)	$15,861

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2008
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading assets, excluding derivatives(2)	$74	$8,051	$1,893	$10,018	$-	$10,018
Derivatives(3)	523	145,259	7,837	153,619	(130,936)	22,683
Securities available-for-sale	4,856	19,581	471	24,908	-	24,908
Loans(4)	-	738	136	874	-	874
Intangible assets(5)	-	-	333	333	-	333

Total assets	$5,453	$173,629	$10,670	$189,752	$(130,936)	$58,816

Liabilities:
Deposits in domestic offices(6)	$-	$2,059	$234	$2,293	$-	$2,293
Trading liabilities, excluding derivatives(2)	206	1,799	-	2,005	-	2,005
Derivatives(3)	412	148,819	2,554	151,785	(136,686)	15,099
Long-term debt(7)	-	2,570	57	2,627	-	2,627

Total liabilities	$618	$155,247	$2,845	$158,710	$(136,686)	$22,024

(1)	Represents counterparty and cash collateral netting permitted under FIN 39, “Offsetting of Amounts Relating to Certain Contracts,” as amended by FSP-FIN 39-1.

(2)	Refer to Note 3, “Trading Assets and Liabilities” of the consolidated financial statements for the composition and discussion of trading assets and liabilities.

(3)	Includes trading derivative assets of $12,112 million and $21,274 million and trading derivative liabilities of $6,185 million and $14,318 million as of June 30, 2009 and December 31, 2008, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(4)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 7, “Loans Held for Sale,” of the consolidated financial statements for further information.

(5)	Represents residential mortgage servicing rights. See Note 8, “Intangible Assets,” of the consolidated financial statements for further information on residential mortgage servicing rights.

(6)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(7)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

HSBC USA Inc.

The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2009 and 2008. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of the risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in(1)			Net	Transfers		Unrealized
		Trading		Other	Purchases	Into or		Gains or
	April 1,	(Loss)	Other	Comprehensive	Issuances and	Out	June 30	(Losses)
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Still Held

	(in millions)

Assets:
Trading assets, excluding derivatives
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$-	$-	$-	$-	$-	$-	$-	$-
Obligations of U.S. states and political subdivisions				-
Residential mortgage-backed securities	510	(10)	-	-	(25)	102	577	(49)
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-
Collateralized debt obligations	594	(279)	-	-	363	-	678	(81)
Other asset-backed securities	28	1	-	-	(6)	9	32	1
Other domestic debt securities	527	165	-	-	(1)	318	1,009	162
Debt Securities issued by foreign entities	77	61	-	-	-	-	138	61
Equity securities	144	(113)	-	-	(6)	1	26	(113)
Precious metals	-	-	-	-	-	-	-	-
Derivatives, net(2)	4,687	(1,538)	(12)	-	(37)	9	3,109	(2,265)
Securities available-for-sale U.S. Treasury, U.S. Government agencies and sponsored enterprises	-	-	-	-	-	3	3	-
Obligations of U.S. states and political subdivisions	2	-	-	-	-	(2)	-	-
Residential mortgage-backed securities	333	-	-	19	(28)	(6)	318	3
Commercial mortgage-backed securities	5	-	-	-	-	-	5	-
Collateralized debt obligations	-	-	-	-	-	-	-	-
Other asset-backed securities	256	-	-	53	(38)	(32)	239	45
Other domestic debt securities	-	-	-	-	-	-	-	-
Debt Securities issued by foreign entities	-	-	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-	-	-
Loans(3)	155	-	11	-	(38)	-	128	8
Other assets, excluding derivatives(4)	313	-	84	-	37	-	434	89

Total assets	$7,631	$(1,713)	$83	$72	$221	$402	$6,696	$(2,139)

Liabilities:
Deposits in domestic offices	(404)	-	(4)	-	(314)	2	(720)	(3)
Long term debt	(82)	-	(11)	-	(125)	2	(216)	(10)

Total liabilities	$(486)	$-	$(15)	$-	$(439)	$4	$(936)	$(13)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other	Net Purchases,	Transfers		Unrealized
	March 31,	(Loss)	Other	Comprehensive	Issuances and	Into or Out	June 30,	Gains or (Losses)
	2008	Revenue	Revenue	Income	Settlements	of Level 3	2008	Still Held

	(in millions)

Assets:
Trading assets, excluding derivatives	$1,578	$(159)	$-	$-	$310	$9	$1,738	$(132)
Derivatives, net(2)	2,610	(615)	(9)	-	(31)	7	1,962	(893)
Securities available for sale	125	-	-	6	(34)	-	97	6
Loans(3)	746	-	17	-	49	(2)	810	17
Other assets, excluding derivatives(4)	468	-	26	-	52	-	546	46

Total	$5,527	$(774)	$34	$6	$346	$14	$5,153	$(956)

Liabilities:
Deposits in domestic offices	$(137)	$-	$(1)	$-	$(71)	$78	$(131)	$5
Long-term debt	(123)	-	19	-	(113)	(123)	(340)	16

Total	$(260)	$-	$18	$-	$(184)	$(45)	$(471)	$21

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)			Net	Transfers		Unrealized
		Trading		Other	Purchases	Into or		Gains or
	January 1,	(Loss)	Other	Comprehensive	Issuances and	Out	June 30,	(Losses)
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Still Held

	(in millions)

Assets:
Trading assets, excluding derivatives
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$-	$-	$-	$-	$-	$-	$-	$-
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	475	(51)	-	-	(5)	158	577	(88)
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-
Collateralized debt obligations	668	(338)	-	-	348	-	678	(133)
Other asset-backed securities	36	(6)	-	-	(7)	9	32	(5)
Other domestic debt securities	480	170	-	-	14	345	1,009	166
Debt Securities issued by foreign entities	87	52	-	-	(1)	-	138	52
Equity securities	147	(94)	-	-	(28)	1	26	(94)
Precious metals	-	-	-	-	-	-	-	-
Derivatives, net(2)	5,283	(2,098)	(13)	-	(17)	(46)	3,109	(2,471)
Securities available-for-sale
U.S. Treasury, U.S. Government agencies and sponsored enterprises	-	-	-	-	-	3	3	-
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	164	-	-	9	(40)	185	318	(6)
Commercial mortgage-backed securities	-	-	-	-	-	5	5	-
Collateralized debt obligations	-	-	-	-	-	-	-	-
Other asset-backed securities	307	-	-	17	(63)	(22)	239	7
Other domestic debt securities	-	-	-	-	-	-	-	-
Debt Securities issued by foreign entities	-	-	-	-	-	-	-	-
Equity securities
Loans(3)	136	-	11	-	(19)	-	128	8
Other assets, excluding derivatives(4)	333	-	36	-	65	-	434	61

Total assets	$8,116	$(2,365)	$34	$26	$247	$638	$6,696	$(2,503)

Liabilities:
Deposits in domestic offices	(234)	-	6	(500)	8	(720)	7	-
Long term debt	(57)	-	(12)	(151)	4	(216)	(14)	-

Total liabilities	$(291)	$-	$(6)	$(651)	$12	$(936)	$(7)	$-

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other	Net Purchases,	Transfers		Unrealized
	January 1,	(Loss)	Other	Comprehensive	Issuances and	Into or Out	June 30,	Gains or (Losses)
	2008	Revenue	Revenue	Income	Settlements	of Level 3	2008	Still Held

	(in millions)

Assets:
Trading assets, excluding derivatives	$77	$(188)	$-	$-	$477	$1,372	$1,738	$(161)
Derivatives, net(2)	709	(511)	6	-	62	1,696	1,962	(782)
Securities available for sale	1	-	-	6	(34)	124	97	6
Loans(3)	829	-	(64)	-	47	(2)	810	(64)
Other assets, excluding derivatives(4)	489	-	(25)	-	82	-	546	24

Total	$2,105	$(699)	$(83)	$6	$634	$3,190	$5,153	$(977)

Liabilities:
Deposits in domestic offices	$(192)	$-	$(10)	$-	$(27)	$78	$(131)	$-
Long-term debt	(63)	-	(37)	-	(187)	(127)	(340)	22

Total	$(255)	$-	$(47)	$-	$(214)	$(49)	$(471)	$22

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $5,143 million and $3,883 million and derivative liabilities of $2,034 million and $1,921 million as of June 30, 2009 and June 30, 2008, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. See to Note 8, “Intangible Assets,” of this Form 10-Q.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of June 30, 2009 and 2008. The gains (losses) for the three and six months ended June 30, 2009 and 2008 are also included.

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements				(Losses) For the	(Losses) for the
	as of June 30, 2009				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2009	June 30, 2009

	(in millions)

Loans:
Residential mortgage loans held for sale(1)	$-	$290	$990	$1,280	$(66)	$(159)
Auto finance loans held for sale	-	-	288	288	-	-
Other consumer loans held for sale(1)	-	-	45	45	-	-
Impaired loans(2)	-	-	198	198	10	27
Real estate owned(3)	-	90	-	90	-	-
Building held for use	-	-	15	15	(20)	(20)

Total assets at fair value on a non-recurring basis	$-	$380	$1,536	$1,916	$(76)	$(152)

HSBC USA Inc.

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements				(Losses) For the	(Losses) For the
	as of June 30, 2008				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2008	June 30, 2008

	(in millions)

Loans:
Residential mortgage loans held for sale(1)	$-	$402	$1,630	$2,032	$(135)	$(257)
Impaired loans(2)	-	-	77	77	(4)	(14)

Real estate owned(3)	-	84	-	84	-	-

Total assets at fair value on a non-recurring basis	$-	$486	$1,707	$2,193	$(139)	$(271)

(1)	As of June 30, 2009 and June 30, 2008, the fair value of the loans held for sale was below cost.

(2)	Represents impaired commercial loans. We use the fair value estimate of the underlying collateral to approximate the fair value of the commercial loans.

(3)	The fair value disclosed is unadjusted for transaction costs as required by FAS 157. The amounts recorded in the consolidated balance sheet are recorded net of transaction costs as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During the quarter, we wrote down the carrying value of a data center building held for use to its fair value. The fair value was determined based on management’s best estimate of the exit price that would be received in a current transaction with market participants at the reporting date. In determing the fair value, management considered, among other things, the features of the property, potential uses of the property that could maximize value to market participants, estimated marketing period given the current economic conditions and challenges for market participants to secure financing. Changes in fair value of this asset are reflected in occupancy expense in the consolidated statement of loss.

Fair Value of Financial Instruments In accordance with FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments (“FAS 107”), as amended by FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” on a quarterly basis we report the fair value of all financial instruments in our consolidated balance sheet, including those financial instruments carried at cost. The fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of FAS 107 and should be read in conjunction with the financial statements and notes included in this quarterly report.

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)

Financial assets:
Short-term financial assets	$13,346	$13,346	$19,845	$19,845
Federal funds sold and securities purchased under resale agreements	5,215	5,215	10,813	10,813
Non-derivative trading assets	10,469	10,469	10,018	10,018
Derivatives	12,859	12,859	22,683	22,683
Securities	31,827	31,944	27,783	27,843
Commercial loans, net of allowance for credit losses	33,238	31,201	36,857	33,822
Commercial loans designated under fair value option and held for sale	999	999	874	874
Consumer loans, net of allowance for credit losses	48,891	46,017	41,859	35,309
Consumer loans held for sale:
Residential mortgages	1,642	1,647	3,512	3,521
Auto finance	288	288	—	—
Other consumer	45	45	45	45
Financial liabilities:
Short-term financial liabilities	$12,998	$12,998	$14,701	$14,701
Deposits:
Without fixed maturities	95,706	95,706	103,207	103,207
Fixed maturities	9,657	9,668	13,538	13,608
Deposits designated under fair value option	3,232	3,232	2,293	2,293
Non-derivative trading liabilities	2,481	2,481	2,005	2,005
Derivatives	6,618	6,618	15,099	15,099
Long-term debt	19,895	19,885	19,462	19,331
Long term debt designated under fair value option	3,531	3,531	2,627	2,627

Loan values presented in the table above were determined using the framework for measuring fair value as prescribed by FAS 157, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The unprecedented developments in the mortgage lending industry and the current economic conditions have resulted in a significant reduction in the secondary market demand for assets not guaranteed or eligible for guarantee by the Federal government or a governmental agency. The estimated fair values at June 30, 2009 and December 31, 2008 for our loans reflect these market conditions. For consumer loans, potential investors often assume a significantly higher charge-off level than what we, as the servicer of these loans, believe will ultimately be the case, and the asset value reflects a significant pricing discount resulting from the lack of liquidity available to most buyers of whole loan assets. This creates a value that is substantially lower than would otherwise be reported under more normal marketplace conditions.

Valuation Methodologies and Assumptions Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value for which we disclose fair value as required under FAS 107.

Short-term financial assets and liabilities – For FAS 107 disclosure purposes, the carrying value of certain financial assets and liabilities recorded at cost is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, accrued interest receivable, customer acceptance assets and liabilities, short-term borrowings, and interest, taxes and other liabilities.

HSBC USA Inc.

Federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements – Federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements are recorded at cost. A significant majority of these transactions are short-term in nature and, as such, the recorded amounts approximate fair value in the FAS 107 disclosure. For transactions with long-dated maturities, fair value is based on dealer quotes for instruments with similar characteristics.

Loans – Except for leveraged loans and selected residential mortgage loans, we do not record loans at fair value on a recurring basis. From time to time, we record on a non-recurring basis negative adjustment to loans. The write-downs can be based on observable market price of the loan or the underlying collateral value. In addition for FAS 107 disclosure purposes, fair value estimates are determined based on the product type, financial characteristics, pricing features and maturity. Where applicable, similar loans are grouped based on loan types and maturities and fair values are estimated on a portfolio basis.

•	Mortgage Loans Held for Sale – Certain residential mortgage loans are classified as held for sale and are recorded at the lower of cost or fair value. As of June 30, 2009, the fair value of these loans is below their amortized cost. The fair value of these mortgage loans is determined based on the valuations of mortgage-backed securities that would be observed in a hypothetical securitization. Where securitizations of mortgage loans may not regularly occur, alternative information referenced to different exit markets are utilized. The determination of fair value for mortgage loans takes into account factors such as the location of the collateral, the loan-to-value ratio, the estimated rate and timing of default, the probability of foreclosure and loss severity if foreclosure does occur.

•	Leveraged Loans – We record leveraged loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources are used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for defaults and recoveries, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the specific loan characteristics and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

•	Commercial Loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and borrower’s credit risks, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and our own estimate of liquidity premium.

•	Consumer Loans – The estimated fair value of our consumer loans were determined by developing an estimated range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, inter alia, value estimates from an HSBC affiliate which reflects current estimated rating agency credit tranching levels with the associated benchmark credit spreads, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables, trading input from market participants which includes observed primary and secondary trades, and general discussions held directly with potential investors.

Model inputs relate to interest rates, prepayment speeds, loss curves and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by home price changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform periodic validations of our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we may engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since an active market for these

HSBC USA Inc.

receivables does not exist, the fair value measurement process uses unobservable significant inputs which are specific to the performance characteristics of the various receivable portfolios.

Lending-related Commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $39 million and $33 million at June 30, 2009 and December 31, 2008, respectively.

Securities – Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security types:

•	U.S. Treasury, U.S. Government agency issued or guaranteed and Obligations of U.S. state and political subdivisions – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. Government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined primarily based on pricing information obtained from pricing services and is verified by internal review processes.

•	Asset-backed securities – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral. We determine whether adjustments to independent pricing information are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

•	Other domestic debt and foreign debt securities – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security.

We perform periodic validations of the fair values obtained from independent pricing services. Such validations primarily include sourcing security prices from other independent pricing services or broker quotes. As the pricing for mortgage and other asset-backed securities became less transparent during the credit crisis, we have developed internal valuation techniques to validate the fair value. The internal validation techniques utilize inputs derived form observable market data, make reference to external analysts’ estimates such as probability of default, loss recovery and prepayment speeds and apply discount rates that would be demanded by investors under the current market conditions given the specific characteristics and inherent risks of the underlying collateral. In addition, we also consider whether the volume and level of activity for a security has significantly decreased and whether the transaction is orderly. Depending on the results of the validation, additional information may be gathered from other market participants to support the fair value measurements. A determination is made as to whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

HSBC USA Inc.

Derivatives – Derivatives are recorded at fair value. Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including cash collateral are offset and presented net in accordance with FSP FIN 39-1.

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

We may adjust valuations derived using the methods described above in order to ensure that those values represent appropriate estimates of fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as bid-ask spreads and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties.

Real Estate Owned – Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. After three months on the market the carrying value is further reduced, if necessary, to reflect observable local market data including local area sales data.

Mortgage Servicing Rights – We elected to measure residential mortgage servicing rights, which are classified as intangible assets, at fair value when we adopted FASB Statement No. 156, “Accounting for Servicing of Financial Assets,” (“FAS 156”). The fair value for the residential mortgage servicing rights is determined based on an option adjusted approach which involves discounting servicing cash flows under various interest rate projections at risk-adjusted rates. The valuation model also incorporates our best estimate of the prepayment speed of the mortgage loans and discount rates. As changes in interest rates is a key factor affecting the prepayment speed and hence the fair value of the mortgage servicing rights, we use various interest rate derivatives and forward purchase contracts of mortgage-backed securities to risk-manage the mortgage servicing rights.

Structured Notes – Certain structured notes were elected to be measured at fair value in their entirety under FAS 159. As a result, derivative features embedded in the structured notes are included in the valuation of fair value. Cash flows of the funded notes are discounted at the appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to these instruments are derived from the spreads at which institutions of similar credit standing would offer for issuing similar structured instruments as of the measurement date. The market spreads for structured notes are generally lower than the credit spreads observed for plain vanilla debt or in the credit default swap market.

Long-term Debt – We elected to apply fair value option to certain own debt issuances for which fair value hedge accounting was applied. These own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instrument. The observed market price of these instruments reflects the effect of our own credit spreads.

For long-term debt recorded at cost, fair value is determined for FAS 107 disclosure purposes based on quoted market prices where available. If quoted market prices are not available, fair value is based on dealer quotes, quoted prices of similar instruments, or internally developed valuation models adjusted for own credit risks.

Deposits – For FAS 107 disclosure purposes, the carrying amount of deposits with no stated maturity (e.g., demand, savings, and certain money market deposits), which represents the amount payable upon demand, is considered to approximate fair value. For deposits with fixed maturities, fair value is estimated by discounting cash flows using market interest rates currently offered on deposits with similar characteristics and maturities.

Valuation Adjustments – Due to judgment being more significant in determining the fair value of Level 3 instruments, additional factors for Level 3 instruments are considered that may not be considered for Level 1

HSBC USA Inc.

and Level 2 valuations and we record additional valuation adjustments as a result of these considerations. Some of the valuation adjustments are:

•	Credit risk adjustment – an adjustment to reflect the creditworthiness of the counterparty for OTC products where the market parameters may not be indicative of the creditworthiness of the counterparty. For derivative instruments, the market price implies parties to the transaction have credit ratings equivalent to AA. Therefore, we will make an appropriate credit risk adjustment to reflect the counterparty credit risk if different from an AA credit rating.

•	Market data/model uncertainty – an adjustment to reflect uncertainties in the fair value measurements determined based on unobservable market data inputs. Since one or more significant parameters may be unobservable and must be estimated, the resultant fair value estimates have inherent measurement risk. In addition, the values derived from valuation techniques are affected by the choice of valuation model. When different valuation techniques are available, the choice of valuation model can be subjective and in those cases, an additional valuation adjustment may be applied to mitigate the potential risk of measurement error. In most cases, we perform analysis on key unobservable inputs to determine the appropriate parameters to use in estimating the fair value adjustments.

•	Liquidity adjustment – a type of bid-offer adjustment to reflect the difference between the mark-to-market valuation of all open positions in the portfolio and the close out cost. The liquidity adjustment is a portfolio level adjustment and is a function of the liquidity and volatility of the underlying risk positions.

20.  New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires an acquirer to recognize all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition. FAS 141(R) also changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases. In addition, it requires the expensing of acquisition related structuring and transaction costs. FAS 141(R) is effective for business combinations with an effective date in 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 amends ARB 51 and requires entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements and to account for the transactions with noncontrolling interest owners as equity transactions provided the parent retains controlling interests in the subsidiary. FAS 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of (loss) income. FAS 160 also requires expanded disclosures that identify and distinguish between parent and noncontrolling interests. FAS 160 is effective from fiscal years beginning on or after December 15, 2008. The adoption of FAS 160 did not have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). Under FSP FAS 140-3, the initial transfer of a financial asset and a repurchase financing involving the same asset that is entered into contemporaneously with, or in contemplation of, the initial transfer, is presumptively linked and are considered part of the same arrangement under FAS 140. The initial transfer and subsequent financing transaction will be considered separate transactions under FAS 140 if certain conditions are met. FSP FAS 140-3 is effective for new transactions entered into in fiscal years beginning after November 15, 2008. The adoption of FSP FAS 140-3 did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves

HSBC USA Inc.

transparency in financial reporting. FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for fiscal years beginning after November 15, 2008 with early adoption encouraged. We adopted FAS 161 effective January 1, 2009. See Note 10, “Derivative Financial Instruments,” in these consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 applies to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of paragraph 6 of Statement 60 and that are not accounted for as derivative instruments. It clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of FAS 163 did not have an impact on our financial position or our results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of Statement 132(R). It requires entities to provide disclosures about employer’s defined benefit plans and other post-retirement plans that would help users of the financial statements to understand how investment allocation decisions are made, the major categories of plan assets, the inputs and the valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is applicable for the first fiscal year ending after December 15, 2009.

In April 2009, the FASB amended FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting”, by issuing FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require entities to disclose fair value of financial instruments for all interim reporting periods ending after June 15, 2009 with earlier application permitted. We have adopted the disclosure requirements of this FSP effective January 1, 2009. See Note 19, “Fair Value Measurements”, in these consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly”, (“FSP FAS 157-4”) to provide additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP FAS 157-4 provides additional guidance in determining fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. It also amends FAS 157 to require enhanced disclosures about the inputs and valuation techniques for measuring fair value along with changes in the valuation methodologies and related inputs and to present further disclosures for debt and equity securities. FSP FAS 157-4 is effective for reporting periods ending after June 15, 2009 with earlier adoption permitted. We have adopted this FSP effective January 1, 2009. See Note 19, “Fair Value Measurements”, in these consolidated financial statements for the expanded disclosure.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and 124-2”) to amend the recognition and presentation of other-than-temporary impairments of debt securities. Under this guidance, if we do not have the intention to sell and it is more-likely-than-not we will not be required to sell the debt security, FSP FAS 115-2 and 124-2 requires segregating the difference between fair value and amortized cost into credit loss and other losses with only the credit loss recognized in earnings and other losses recorded to other comprehensive income. Where our intent is to sell the debt security or where it is more-likely-than-not that we will be required to sell the debt security, the entire difference between the fair value and the amortized cost basis is recognized in earnings. FSP FAS 115-2 and 124-2 also

HSBC USA Inc.

requires disclosure of the reasons for recognizing a portion of impairment in other comprehensive income and the methodology and significant inputs used to calculate the credit loss component. FSP FAS 115-2 and 124-2 is effective for all reporting periods ending after June 15, 2009, with earlier adoption permitted. We have adopted FSP FAS 115-2 and 124-2 effective January 1, 2009. The cumulative effect of applying FSP FAS 115-2 and 124-2 was recorded to opening retained earnings upon adoption. As a result, on January 1, 2009 we reclassified $15 million, net of taxes, from retained earnings to accumulated other comprehensive income (loss) related to the non-credit loss portion of other-than-temporary impairments on debt securities. See Note 4, “Securities,” in these consolidated financial statements for additional information on other-than-temporary impairments.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“FAS 165”), Subsequent Events. It provides guidance for the recognition and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles (“GAAP”). This Statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FAS 165 did not have an impact on our financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“FAS 166”). This statement amends FAS 140 by removing the concept of a qualifying special-purpose entity (“QSPE”). It also modifies the financial-components approach and limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, establishes conditions for reporting a transfer of a portion(s) of financial asset as a sale, defines “participating interest” and removes the special provisions for guaranteed mortgage securitizations and requires them to be treated in the same way as the transfer of other financial assets within the scope of FAS 140. It also requires enhanced disclosures about the transfers of financial assets and the transferor’s continuing involvement with transfers of financial assets accounted for as sales. The statement is effective for all interim and annual periods beginning after November 15, 2009. Earlier application is prohibited. The recognition and measurement provisions of this statement shall be applied to transfers that occur on or after January 1, 2010. We are currently evaluating the impact of adoption of FAS 166 on our financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). This standard changes the requirement from using quantitative analysis to qualitative analysis when determining if an enterprise has a controlling financial interest in a variable interest entity (“VIE”) for the purpose of determining the primary beneficiary. It also changes the timing of assessment to determine if an enterprise is the primary beneficiary of a VIE from “when specific events occur” to “ongoing re-assessment”, eliminates the exception related to troubled debt restructuring which is now considered to be an event that requires reconsideration of whether an entity is a VIE, requires enhanced disclosures and nullifies FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The statement is effective for all interim and annual periods beginning after November 15, 2009. Earlier application is prohibited. On the effective date, certain VIEs which are not consolidated currently may be required to be consolidated. We are currently evaluating the impact of adoption of FAS 167 on our financial position and results of operations.

In July 2009, the FASB, in an effort to codify all authoritative accounting guidance related to a particular topic in a single place, issued Statement of Financial Account Standards No. 168 (“FAS 168”), “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” It replaces the U.S. generally accepted accounting principles (“U.S. GAAP”) hierarchy created by Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” by establishing only two levels of generally accepted accounting principles: authoritative and non authoritative. All authoritative guidance will carry the same level of authority. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 will not have an impact on our financial position or results of operations.

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

Current Environment

During the first half of 2009, economic conditions in the U.S. continued to deteriorate as a result of tighter credit conditions, reduced economic growth and continued declines in the housing market. While the on-going financial market disruptions continued to impact credit spreads and liquidity during the period, we have seen an improvement in marketplace liquidity during the second quarter of 2009 and credit spreads have narrowed considerably due to increased market confidence stemming largely from the various government actions taken to restore faith in the capital markets. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., increased to 9.5 percent in June 2009, an increase of 100 basis points during the quarter and 230 basis points since December 2008. Unemployment rates in 15 states are greater than the U.S. national average and are also at or above 10 percent. Additionally, personal bankruptcy filings in the U.S. have continued to increase throughout the year. This has resulted in higher provisions for credit losses in our loan portfolios and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the length and depth of the current economic recession, consumer confidence, volatility in energy prices, adverse developments in the credit markets and mixed corporate earnings continue to negatively impact the U.S. economy and the capital markets. These adverse conditions continue to impact the carrying value of several asset classes including asset backed securities held for both trading purposes and as available-for-sale, subprime residential mortgage loans held for sale and credit derivative products including derivative products with monoline insurance companies, although the dollar magnitude of the write downs on these assets has slowed considerably during each of the first two quarters of 2009. Despite this slowing however, we remain cautious as volatility with respect to certain capital markets activities remains elevated and we expect these conditions to continue to impact our results throughout the remainder of 2009.

Improvement in unemployment rates and a recovery of the housing market, including stabilization in home prices, continue to remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment

HSBC USA Inc.

patterns and increased delinquencies and charge-off rates in loan portfolios across the industry including our own and, as a consequence, higher allowances for credit losses in future periods.

The U.S. federal government and banking regulators continued their efforts to stabilize the U.S. economy during the quarter. On June 17, 2009, the Administration unveiled its proposal for sweeping overhaul of the financial regulatory system. The Financial Regulatory Reform proposals are comprehensive and include the creation of an inter-agency Financial Services Oversight council to, among other things, identify emerging risks and advise the Federal Reserve Board regarding institutions whose failure could pose a threat to financial stability; expand the Federal Reserve Board’s powers to regulate these systemically-important institutions and impose more stringent capital and risk management requirements; create a Consumer Financial Protection Agency as a single primary federal consumer protection supervisor which, in coordination with state regulators, will regulate credit, savings, payment and other consumer financial products and services and providers of those products and services; and impose comprehensive regulation of OTC derivatives markets, including credit default swaps, and prudential supervision of OTC derivatives dealers. Draft legislation for strengthening consumer and investor protection, including the creation of the Consumer Financial Protection Agency, has been released and additional proposed legislation in support of the broader financial regulatory restructuring is expected in the near term. It is likely that significant reform of the financial regulatory system will be adopted and that reform is expected to have a significant impact on the operations of financial institution in the U.S., including HUSI and its affiliates. It is not possible to assess the impact of financial regulatory reform, however, until final legislation has been enacted and related regulations have been adopted.

Performance, Developments and Trends

Our net loss was $249 million during the three months ended June 30, 2009 compared to $174 million in the prior year quarter. Our net loss was $338 million during the six months ended June 30, 2009 compared to $452 million in the prior year period. Our results in both periods were significantly impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option due largely to improved credit spreads and several other non-recurring items which distort the comparison of the underlying performance of our business. The following table summarizes the collective impact of these items on our loss before income tax for all periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

	(in millions)

(Loss) before income tax, as reported	$(302)	$(292)	$(350)	$(734)
Change in value of fair value option debt and related derivatives	443	71	395	(90)
Gain on sale of MasterCard Class B or Visa Class B shares	(48)	(134)	(48)	(217)
Gain relating to resolution of lawsuit(1)	-	-	(85)	-
Release of litigation accrual	-	-	-	(37)
Gain on sale of equity interest in HSBC Private Bank (Suisse) S.A.	-	-	(33)	-

Income (loss) before income tax, excluding above items	$93	$(355)	$(121)	$(1,078)

(1)	The proceeds of the resolution of this lawsuit were used to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares.

Although our results for the second quarter and first six months of 2009 adjusted for the amounts described in the table above improved compared to the prior year periods, they continued to be impacted by reductions in other revenues, largely trading revenue associated with credit derivative products due to the adverse financial market conditions discussed above, although the magnitude of such reductions in both periods declined significantly from the prior year periods.

HSBC USA Inc.

A summary of the significant valuation adjustments associated with these market disruptions which impacted revenue for the three and six months ended June 30, 2009 and 2008 are presented in the following table.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Losses (Gains)	2009	2008	2009	2008

	(in millions)

Insurance monoline structured credit products	$(6)	$314	$158	$802
Other structured credit products	15	217	220	278
Mortgage whole loans held for sale	68	127	154	244
Other-than-temporary impairment on securities available-for-sale	20	24	58	24
Leverage acquisition finance loans held for sale	(95)	(39)	(130)	102

Total	$2	$643	$460	$1,450

Partially offsetting the negative impacts to revenue were increased transaction fees in Global Banking and Markets, increased fees from the credit card receivable portfolio due largely to the purchase of General Motor MasterCard and AFL-CIO Union Plus MasterCard/Visa credit card receivables (the “GM and UP Portfolios”) and in the second quarter, higher gains on sales of mortgage backed and asset backed securities due to our efforts to reduce exposure to these investments. We also experienced higher net interest income in both periods due to higher net interest margin driven by a lower cost of funds and higher levels of loans outstanding. These improvements were partially offset in both periods by a higher provision for credit losses and higher operating expenses.

The recent market events have created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and control credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements at June 30, 2009.

As previously reported, in January 2009, we purchased a $6.3 billion portfolio of receivables, a $6.1 billion portfolio of AFL-CIO Union Plus MasterCard/Visa credit card receivables and a $3 billion portfolio of auto finance receivables from HSBC Finance at fair market value in order to maximize the efficient use of liquidity at each entity. HSBC Finance retained the customer account relationships associated with the credit card portfolios. We will purchase additional credit card loan originations generated under new and existing accounts on a daily basis at fair market value. HSBC Finance will service the purchased portfolios for a fee. In connection with the purchases, we received capital contributions from HNAI in an aggregate amount of approximately $1.1 billion in January 2009. This amount, along with an additional $0.6 billion received by us from HNAI in December 2008, was subsequently contributed to our subsidiary, HSBC Bank USA, to provide capital support for the receivables purchased. While the receivable purchases have resulted in increases to our net interest margin and other revenues, they have also contributed to higher credit loss provisions and higher operating expenses compared to the prior year periods.

Our provision for credit losses was $1,067 million during the three months ended June 30, 2009 as compared to $606 million in the prior year quarter. Our provision for credit losses was $2,241 million during the six months ended June 30, 2009 as compared to $1,104 million in the prior year period. The increase in both periods was primarily due to the purchase of the GM and UP Portfolios from HSBC Finance, higher delinquency and credit loss estimates relating to prime residential mortgage loans as conditions in the housing markets worsened and the U.S. economy deteriorated and, in the six month period, growing delinquencies, bankruptcies and charge-offs within the private label credit card portfolio. Provision for credit losses also increased for both loans and loan commitments in the commercial loan portfolio due to higher levels of charge off and higher levels of criticized assets caused by customer credit downgrades and deteriorating economic conditions, particularly in real estate lending.

Net interest income was $1,277 million and $2,625 million during the three and six months ended June 30, 2009, respectively, an increase of 17 percent and 28 percent over the year-ago periods. This increase in both periods primarily reflects the impact of higher credit card receivable levels due to the purchase of the GM and UP Portfolios in January 2009, the impact of commercial loan re-pricings and a reduction in the amortization of private label credit card

HSBC USA Inc.

premium amortization due to lower premiums being paid. These increases were partially offset by narrowing of interest rate spreads on deposit products primarily due to lower market interest rates, competitive pressures as customers migrated to higher yielding deposit products, higher amortization of credit card premium due to the purchase of the GM and UP portfolios and the runoff of the residential mortgage and other consumer loan portfolios.

Operating expenses totaled $1,089 million and $2,060 million in the three and six months ended June 30, 2009, an increase of 18 percent over both of the year-go periods. Lower salaries and employee benefit expense in both periods due to continued cost management efforts which have resulted in lower headcount including the impact of global resourcing initiatives were more than offset by higher servicing fees paid to HSBC Finance as a result of the purchase of the GM and UP Portfolios, higher fees paid to HTSU and higher FDIC assessment fees including $82 million relating to a special assessment recorded in the second quarter of 2009. We also experienced higher occupancy expense in both periods, largely due to an impairment write down of a data center building held for use as part of our ongoing strategy to consolidate operations and improve efficiencies where appropriate. The year-to-date period in the prior year also reflects a reduction to the VISA litigation accrual which reduced operating expenses by $37 million in 2008.

Our efficiency ratio was 58.12 percent for the three months ended June 30, 2009 as compared to 74.65 in the prior year quarter. Our efficiency ratio was 52.16 percent for the six months ended June 30, 2009 as compared to 82.49 in the year-ago period. The improvement in the efficiency ratio in the both periods of 2009 resulted primarily from the significant increase in revenues as compared to the year ago period as discussed above.

The financial information set forth below summarizes selected financial highlights as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

	(dollars are in millions)

Net loss	$(249)	$(174)	$(338)	$(452)
Rate of return on average:
Total assets	(0.58)	(0.39)	(0.38)	(0.49)
Total common shareholder’s equity	(8.93)	(7.54)	(6.23)	(9.88)
Net interest margin to average earning assets	3.40	2.91	3.43	2.72
Efficiency ratio	58.12	74.65	52.16	82.49
Commercial net charge-off ratio(1)	0.87	0.27	0.71	0.28
Consumer net charge-off ratio(1)	5.34	2.76	4.42	2.53

	June 30,	December 31,
	2009	2008

	(dollars are in millions)

Loans:
Commercial loans	$33,997	$37,429
Consumer loans	51,872	43,684

Total loans	$85,869	$81,113

Loans held for sale	$2,974	$4,431

Commercial allowance as a percent of loans(1)	2.23%	1.53%
Commercial two-months-and-over contractual delinquency	1.95	1.01
Consumer allowance as a percent of loans(1)	5.75	4.18
Consumer two-months-and-over contractual delinquency	6.51	5.49
Loans to deposits ratio(2)	119.13	121.74
Total shareholders’ equity to total assets	8.62	6.85
Total capital to risk weighted assets	12.51	12.04
Tier 1 capital to risk weighted assets	8.37	7.60

HSBC USA Inc.

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of loan loss reserves, as a percentage of domestic deposits less certificate of deposits equal to or greater than $100 thousand.

Loans excluding loans held for sale were $85.9 billion, $88.5 billion and $86.1 billion at June 30, 2009, March 31, 2009 and June 30, 2008, respectively. Loans declined compared to the prior quarter largely due to decreases in residential mortgage loans as we continue to sell a majority of our residential mortgage loan originations through the secondary markets and allow the existing loan portfolio to run off. Additionally, we have sold approximately $4.0 billion of prime fixed and adjustable rate residential mortgages since December 31, 2008. The decrease compared to the year-ago period was primarily driven by the sale of approximately $7 billion of prime adjustable and fixed rate residential mortgage loans since June 30, 2008 and other initiatives to reduce risk in our loan portfolio, including tightening of underwriting criteria for private label credit card receivables, as well as lower consumer spending. These decreases were partially offset by higher consumer loans due to the purchase of the GM and UP Portfolios and the auto finance loans as previously described. Commercial loans are lower in both periods due to increased paydowns on loans across all commercial businesses, managed reductions in exposures, including higher underwriting standards, as well as lower overall demand from our core customer base. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

Our allowance for credit losses as a percentage of total loans increased at June 30, 2009, as compared to both the prior quarter and prior year quarter. The increase in our allowance in both periods reflects a higher allowance on our residential mortgage loan portfolio due to the continued deterioration of the housing market, particularly as it relates to our prime residential mortgage loans, a higher allowance on credit card receivables due to the purchase of the GM and UP Portfolios in January 2009, as well as a higher allowance on commercial loans, including our commercial real estate portfolio due to higher charge-off levels, customer credit downgrades and economic pressures. The increase in our credit card allowance compared to the prior quarter was driven by the impact of applying the provisions of AICPA SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to certain delinquent loans in the acquired GM and UP Portfolio which resulted in no allowance for credit losses being established on this portion of the portfolio as our investment was recorded based on the net cash flows expected to be collected. As these loans migrate to charge-off, they are replaced with new delinquent loans against which an allowance for credit losses is established. Compared to the prior year, our private label credit card portfolio also contributed to the increase in our allowance due to higher delinquency and charge-off levels as a result of portfolio seasoning, continued deterioration in the U.S. economy including rising unemployment levels and lower recovery rates on defaulted loans.

Our consumer two-months-and-over contractual delinquency ratio increased compared to both the prior quarter and prior year quarter due largely to higher residential mortgage loan delinquency as a result of continued deterioration in the housing markets, higher levels of credit card delinquency due the purchase of the GM and UP Portfolios and, compared to the prior quarter, the impact of applying SOP 03-3 as discussed above, as well as the overall continued deterioration in the U.S. economy including rising unemployment rates which impacted all of our consumer portfolios. The ratio was also impacted by lower levels of private label credit card and residential mortgage loans outstanding and, as it relates to the prior quarter, lower credit card loans outstanding. Commercial two-months-and-over contractual delinquency increased due to continued deterioration of economic conditions. See “Credit Quality” for a more detailed discussion of the increase in our delinquency ratios.

Net charge-offs as a percentage of average loans (“Net Charge-off Ratio”) for the three and six months ended June 30, 2009 increased compared to both the prior quarter and prior year quarter due to continued deterioration in the U.S. economy including continued declines in the housing markets, higher bankruptcy filings rising unemployment rates and the impact from lower outstanding loan balances as discussed above. The net charge-off ratio for our credit card portfolio was positively impacted by the GM and UP portfolio acquired from HSBC Finance, a portion of which was subject to the reporting requirements of SOP 03-3. Criticized asset balances also increased $892 million during the three months ended June 30, 2009 to $9.3 billion largely due to deteriorating economic conditions. See “Credit Quality” for a more detailed discussion of the increase in the Net Charge-off Ratio and criticized asset balances.

HSBC USA Inc.

Funding and Capital

Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 8.37 percent at June 30, 2009 and 7.60 percent at December 31, 2008. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”) of $2.2 billion during the six months ended June 30, 2009 as compared to $1.5 billion in the year-ago period.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, we and our ultimate parent HSBC committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, we and HSBC have made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. In May 2009, we received further clarification from the Federal Reserve regarding HSBC Bank USA’s regulatory reporting requirements with respect to these capital commitments in that the additional capital requirements, (which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios), should be applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. Capital ratios at June 30, 2009 reflect this revised regulatory reporting. At June 30, 2009, we have exceeded our committed ratios.

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

Income Before Income Tax Expense – Significant Trends

Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

	(in millions)

(Loss) income before income tax from year-ago period	$(292)	$442	$(734)	$817
Increase (decrease) in income before income tax expense attributable to:
Balance sheet management activities(1)	169	147	530	105
Trading related activities(2)	268	(354)	824	(1,158)
Loans held for sale(3)	59	(62)	90	(169)
Residential mortgage banking related revenue(4)	50	(31)	82	(25)
Gain (loss) on instruments designated at fair value and related derivatives(5)	(309)	(49)	(255)	9
Provision for credit losses(6)	(461)	(342)	(1,137)	(635)
Credit card fees(7)	134	10	261	62
All other activity(8)	80	(53)	(11)	260

Change during period	(10)	(734)	384	(1,551)

(Loss) before income tax for current period	$(302)	$(292)	$(350)	$(734)

HSBC USA Inc.

(1)	Balance sheet management activities are comprised primarily of net interest income and gains on sales of investments resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. See additional discussion regarding Global Banking and Markets in the MD&A portion of this Form 10-Q under the caption “Segment Results — IFRSs Basis.”

(2)	See additional discussion regarding trading (loss) revenue in the MD&A portion of this Form 10-Q under the caption “Results of Operations.”

(3)	See additional discussion regarding loans held for sale the MD&A portion of this Form 10-Q under the caption “Balance Sheet Review.”

(4)	See additional discussion regarding residential mortgage banking revenue in the MD&A portion of this Form 10-Q under the caption “Results of Operations.”

(5)	See additional discussion in Note 11, “Fair Value Option,” and Note 19, “Fair Value Measurements,” in the accompanying consolidated financial statements.

(6)	See additional discussion regarding provision for credit losses the MD&A portion of this Form 10-Q under the caption “Results of Operations.”

(7)	See additional discussion regarding credit card fees in the MD&A portion of this Form 10-Q under the caption “Results of Operations.”

(8)	Represents other core banking activities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

		(in millions)

Net loss – U.S. GAAP basis	$(249)	$(174)	$(338)	$(452)
Adjustments, net of tax:
Unquoted equity securities	(27)	(35)	(20)	(30)
Reclassification of financial assets	(159)	-	(146)	-
Securities	(14)	16	(108)	14
Derivatives	3	1	5	5
Loan impairment	3	-	7	(2)
Property	3	2	5	5
Pension costs	7	-	14	2
Purchased loan portfolios	45	-	73	-
Servicing assets	1	(1)	10	-
Return of capital	(55)	-	(55)	-
Other	(8)	(5)	(7)	(14)

Net income (loss) – IFRSs basis	(450)	(196)	(560)	(472)

Tax benefit	126	125	33	289

Profit (loss) before tax	$(576)	$(321)	$(593)	$(761)

HSBC USA Inc.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Unquoted equity securities – Under IFRSs, equity securities which are not quoted on a recognized exchange (MasterCard Class B shares & Visa Class B shares), but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available-for-sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets.

Reclassification of financial assets – Certain securities were reclassified from “trading assets” to “loans and receivables” under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39 “Financial Instruments: Recognition and Measurement” and are no longer marked to market. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.

Additionally, certain Leverage Acquisition Finance (LAF) loans were classified as “Trading Assets” for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to “loans and advances” as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans are classified as “held for sale” and carried at fair value due to the irrevocable nature of the fair value option.

Securities – Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in accumulated other comprehensive income provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire portion is recognized in earnings. There are also less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed. There is no similar requirement under U.S. GAAP. During the second quarter of 2009 under IFRSs, we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. The additional shares are not recorded under U.S. GAAP.

Derivatives – Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to allow up-front recognition of the difference between transaction price and fair value in the consolidated statement of loss. Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized 1) over the period of contract, 2) when the data becomes observable, or 3) when the contract is settled. In the current period this has caused the net income under U.S. GAAP to be higher than under IFRSs.

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

HSBC USA Inc.

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

Purchased Loan Portfolios – Under US GAAP, purchased loans are recorded at fair value pursuant to SOP 03-3 only to the extent there has been evidence of credit deterioration at the time of acquisition. This generally results in only a portion of the loans in the acquired portfolio being recorded at fair value. Under IFRSs, the entire purchased portfolio is recorded at fair value. When recording purchased loans at fair value, the difference between all estimated future cash collections and the purchase price paid is recognized into income using the effective interest method. An allowance for loan loss is not established unless the original estimate of expected future cash collections declines.

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

Return of capital – In 2009, this includes the recognition of $55 million relating to the payment to CT Financial Services, Inc. in connection with the resolution of a lawsuit which for IFRS was treated as the satisfaction of a liability and not as revenue and a subsequent capital transaction as was the case under U.S. GAAP.

Other  – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material for the three or six months ended June 30, 2009 and 2008, including deferred loan origination costs and fees. In 2008, other includes the impact of differences associated with a timing difference with respect to the adoption of FAS 157 for U.S. GAAP which resulted in the recognition of $10 million of net income relating to structured products.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at June 30, 2009, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from
		March 31,		June 30,
	June 30,	2009		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Period end assets:
Short-term investments	$17,787	$(6,688)	(27)%	$(2,748)	(13)%
Loans, net	82,129	(2,948)	(3)	(2,196)	(3)
Loans held for sale	2,974	(1,736)	(37)	(1,491)	(33)
Trading assets	22,581	(6,291)	(22)	(11,359)	(33)
Securities	31,827	5,978	23	6,912	28
Other assets	11,633	(1,153)	(9)	(1,983)	(15)

	$168,931	$(12,838)	(7)%	$(12,865)	(7)

Funding sources:
Total deposits	$108,595	$(6,735)	(6)%	$(5,315)	(5)%
Trading liabilities	8,666	(4,098)	(32)	(5,397)	(38)
Short-term borrowings	7,978	(1,828)	(19)	(1,019)	(11)
All other liabilities	5,700	815	17	(680)	(11)
Long-term debt	23,426	(1,771)	(7)	(2,990)	(11)
Shareholders’ equity	14,566	779	6	2,536	21

	$168,931	$(12,838)	(7)%	$(12,865)	(7)%

Short-Term Investments Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements.

HSBC USA Inc.

Loans, Net Loan balances at June 30, 2009, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from
		March 31,		June 30,
	June 30,	2009		2008
	2009	Amount	%	Amount	%

		(dollars are in millions)

Total commercial loans	$33,997	$(485)	(1)%	$(4,226)	(11)%
Consumer loans:
Residential mortgages, excluding HELOCs and home equity mortgages	14,750	(687)	(4)	(8,564)	(37)
HELOCs and home equity mortgages	4,464	(76)	(2)	(85)	(2)
Auto finance	2,216	(520)	(19)	1,989	*
Private label	15,061	(562)	(4)	(911)	(6)
Credit Card	13,769	(255)	(2)	11,878	*
Other consumer	1,612	(88)	(5)	(333)	(17)

Total consumer loans	51,872	(2,188)	(4)	3,974	8

Total loans	85,869	(2,673)	(3)	(252)	-
Allowance for credit losses	3,740	275	8	1,944	108

Loans, net	$82,129	$(2,948)	(3)%	$(2,196)	(3)%

*	Not meaningful

Commercial loans were essentially flat compared to the prior quarter. Commercial loans are lower in from the year ago period due to increased paydowns on loans across all commercial businesses, managed reductions in exposures, including higher underwriting standards, as well as lower overall demand from our core customer base.

Residential mortgage loans have decreased as compared to both the prior year quarter and prior quarter. As a result of balance sheet initiatives to reduce prepayment risk and improve the structural liquidity of HSBC Bank USA, we sell a majority of our new residential loan originations through the secondary markets and have allowed the existing loan portfolio to run off, resulting in reductions in loan balances throughout 2008 and continuing into the first half of 2009. Additionally, lower residential mortgage loan balances reflect the sale of approximately $7 billion of prime adjustable and fixed rate residential mortgage loans since June 30, 2008, including $2.1 billion sold in the second quarter of 2009.

Credit card receivable balances declined from March 31, 2009 reflecting the impact of lower account originations due to the actions taken by HSBC Finance throughout 2008 and into 2009 to slow receivable growth as well as lower customer spending. Higher credit card receivable balances from June 30, 2008 are largely due to the purchase of the GM and UP Portfolios, with an outstanding principal balance of $12.4 billion at the time of purchase in January 2009 from HSBC Finance as discussed above, as well as the expansion of the co-brand MasterCard/Visa portfolio. Lower balances related to private label credit cards from March 31, 2009 and June 30, 2008 are due primarily to the tightening of underwriting criteria to lower the risk profile of the portfolio, the exit of certain merchant relationships and lower customer spending.

Auto finance loans have increased from June 30, 2008 as a result of the purchase of $3.0 billion of auto finance loans in January 2009 from HSBC Finance as discussed above. The decrease from March 31, 2009 reflects the run-off of this portfolio, as well as the transfer of $288 million to loans held for sale and the continued run-off of our indirect auto financing loans which we no longer originate.

Other consumer loans have decreased since March 31, 2009 and June 30, 2008 primarily due to the discontinuation of originations of student loans.

HSBC USA Inc.

Loans Held for Sale Loans held for sale at June 30, 2009 and movements in comparison with prior years are summarized in the following table.

		Increase (Decrease) from
		March 31,		June 30,
	June 30,	2009		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Total commercial loans	$999	$74	8%	$(942)	(49)%
Consumer loans:
Residential mortgages	1,642	(2,098)	(56)	(612)	(27)
Credit card receivables	-	-	-	(215)	(100)
Auto finance	288	288	*	288	*
Other consumer	45	-	-	(10)	(18)

Total consumer loans	1,975	(1,810)	(48)	(549)	(22)

Total loans held for sale	$2,974	$(1,736)	(37)%	$(1,491)	(33)%

*	Not meaningful

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as other commercial loans held for sale. Commercial loans held for sale under this program were approximately $999 million, $925 million and $1,901 million at June 30, 2009, March 31, 2009 and June 30, 2008, respectively, all of which are recorded at fair value. Although Commercial loan balances decreased from the year-ago quarter due largely to $648 million of leveraged acquisition finance loans being converted to corporate bonds since June 30, 2008, they increased from March 31, 2009 primarily due to an increase in the fair value of the loans.

Residential mortgage loans held for sale include sub-prime residential mortgage loans of $0.9 billion, $1.0 billion and $1.5 billion at June 30, 2009, March 31, 2009, and June 30, 2008, respectively, that were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various governmental agencies. During the three months ended June 30, 2009, in addition to normal loan sales we sold approximately $2.1 billion of prime adjustable and fixed rate residential mortgage loans which resulted in a $30 million gain. During the six months ended June 30, 2009, we sold approximately $4 billion of prime adjustable and fixed rate residential mortgage loans which resulted in a $67 million gain. The gains and losses from the sale of residential mortgage loans is reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of loss. We retained the servicing rights in relation to the mortgages upon sale.

In the second quarter of 2009, we transferred $288 million of Auto finance loans to held for sale. Other consumer loans held for sale consist primarily of student loans.

Residential mortgage and other consumer loans held for sale are recorded at the lower of cost or market value. The cost of loans held for sale exceeded market value at June 30, 2009, resulting in an increase to the related valuation allowance during the three and six months ended June 30, 2009. This was primarily a result of adverse conditions in the U.S. residential mortgage markets.

HSBC USA Inc.

Trading Assets and Liabilities Trading assets and liabilities balances at June 30, 2009, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from
		March 31,		June 30,
	June 30,	2009		2008
	2009	Amount	%	Amount	%

		(dollars are in millions)

Trading assets:
Securities(1)	$4,108	$(961)	(19)%	$(8,125)	(66)%
Precious metals	6,361	809	15	(1,218)	(16)
Fair value of derivatives	12,112	(6,139)	(34)	(2,016)	(14)

	$22,581	$(6,291)	(22)%	$(11,359)	(33)%

Trading liabilities:
Securities sold, not yet purchased	$381	$20	6%	$(550)	(59)%
Payables for precious metals	2,100	(37)	(2)	(155)	(7)
Fair value of derivatives	6,185	(4,081)	(40)	(4,692)	(43)

	$8,666	$(4,098)	(32)%	$(5,397)	(38)%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

Decreased securities balances from March 31, 2009 and June 30, 2008 resulted primarily from sales of mortgage backed and asset backed securities held for trading purposes. Higher precious metals balances at June 30, 2009 as compared to March 31, 2009 were primarily due to higher prices on most metals. Lower precious metals balances at June 30, 2009 as compared to June 30, 2008 were primarily a result of lower inventories.

Derivative assets and liabilities balances from March 31, 2009 and June 30, 2008, were impacted by market volatilities as valuations of foreign exchange, interest rate and credit derivatives all reduced from significant spreads tightening in all sectors.

Deposits Deposit balances by major depositor categories at June 30, 2009, and movements in comparison with the prior quarter and year-ago quarter, are summarized in the following table.

		Increase (Decrease) from
		March 31,		June 30,
	June 30,	2009		2008
	2009	Amount	%	Amount	%

		(dollars are in millions)

Individuals	$54,501	$(970)	(2)%	$6,214	13%
Partnerships and corporations	38,092	(2,905)	(7)	(5,335)	(12)
Domestic and foreign banks	11,158	(2,888)	(21)	(7,535)	(40)
U.S. Government, states and political subdivisions	3,918	227	6	1,204	44
Foreign government and official institutions	926	(199)	(18)	137	17

Total deposits	$108,595	$(6,735)	(6)	$(5,315)	(5)

Total core deposits(1)	$74,518	$3,704	5%	$8,160	12%

(1)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be a significant source of funding during the three months ended June 30, 2009. However total deposits decreased 6 percent during the three months ended June 30, 2009 as compared to the prior quarter and 5 percent as compared to the prior year as a result of the maturing of several large time deposits which were not renewed.

HSBC USA Inc.

The FDIC imposed a special assessment on insured U.S. depository institutions based on June 30, 2009 asset balances. As a result, we took steps to manage our balance sheet size at June 30, 2009, by encouraging clients and affiliates to use alternative investments in place of deposits. Based on these management actions, deposits by foreign and domestic banks and financial institutions as well as foreign government and official institution deposits have decreased significantly since March 31, 2009. Additionally, given our overall liquidity position, we have managed down low margin commercial and institutional deposits in order to maximize profitability.

This decline was partially offset by growth in branch based savings products as well as the expansion of the core retail banking business and compared to the year-ago period, growth in the online savings product. In order to maximize profitability we have also lowered rates to be in line with our competition on several low margin deposit products. Overall domestic deposits, which are the substantial source of our core liquidity, are relatively flat from March 31, 2009 and significant higher from June 30, 2008.

We maintain a growth strategy for our core retail banking business, which includes building deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•	HSBC Premier, HSBC’s global banking service which offers internationally minded customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager;

•	Leading online products, including Online Savings, Online Payment and Online Certificate of Deposit accounts. Since their introduction in 2005, Online Savings balances have grown to $15.5 billion at June 30, 2009, of which $1 billion was growth in the first half of 2009. Online certificates of deposit have increased slightly during the first half of 2009 to $.6 billion at June 30, 2009; and

•	Retail branch expansion in existing and new geographic markets to support the needs of our internationally minded customers.

Short-Term Borrowings Increased retail deposits and transaction banking sweeps reduced the need for short-term borrowings during the first half of 2009. Balances for securities sold under repurchase agreements and precious metals borrowings continued to decrease during the first half of 2009.

Long-Term Debt Incremental borrowings from the $40 billion HSBC Bank USA Global Bank Note Program were $79 million during the first half of 2009. Total borrowings outstanding under this program were $7 billion at both June 30, 2009 and December 31, 2008.

Incremental long-term debt borrowings from our shelf registration statement with the Securities and Exchange Commission totaled $1,196 million during the six months ended June 30, 2009. There were no new securities issued during the first half of 2009 as part of the FDIC’s Debt Guarantee Program. Total long-term debt borrowings outstanding under this shelf were $7.0 billion and $6.0 billion at June 30, 2009 and December 31, 2008.

We had borrowings from the Federal Home Loan Bank (“FHLB”) of $1 billion and $2.0 billion at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 we had access to an additional secured borrowing facility of $2.2 billion from the FHLB.

In January 2009 as part of the purchase of the GM and UP Portfolio from HSBC Finance, we assumed $6.1 billion of securities backed by credit card receivables which were accounted for as secured financings.

Beginning in 2005, we entered into a series of transactions with Variable Interest Entities (VIEs) organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and debt of the VIEs. Debt obligations of the VIEs totaling $4.6 billion and $1.2 billion were included in long-term debt at June 30, 2009 and December 31, 2008, respectively. See Note 17, “Special Purpose Entities,” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

HSBC USA Inc.

Results of Operations

Net Interest Income An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented in this MD&A under the caption “Consolidated Average Balances and Interest Rates” in this Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Yield on total earning assets	4.71%	5.27%	4.82%	5.46%
Rate paid on interest bearing liabilities	1.59	2.64	1.67	3.05

Interest rate spread	3.12	2.63	3.15	2.41
Benefit from net non-interest earning or paying funds	0.28	0.28	0.28	0.31

Net interest margin to earning assets(1)	3.40%	2.91%	3.43%	2.72%

(1)	Selected financial ratios are defined in the Glossary of Terms in our 2008 Form 10-K.

Significant trends affecting the comparability of 2009 and 2008 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
		Interest Rate		Interest Rate
	Amount	Spread	Amount	Spread

	(dollars are in millions)

Net interest income/interest rate spread from prior year	$1,097	2.63%	$2,066	2.41%
Increase (decrease) in net interest income associated with:
Trading related activities	(77)		(42)
Balance sheet management activities(1)	(117)		(33)
Private label credit card portfolio	65		134
Credit card portfolio	259		550
Commercial loans	89		172
Deposits	(65)		(179)
Other activity	30		(31)

Net interest income/interest rate spread for current year	$1,281	3.12%	$2,637	3.15%

(1)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading Related Activities Net interest income for trading related activities decreased during the three and six months ended June 30, 2009 primarily due to tightening spreads.

Balance Sheet Management Activities Lower net interest income from balance sheet management activities during the three and six months ended June 30, 2009 was due primarily to the sale of securities and the re-investment into lower margin securities. This was partially offset by positions taken in expectation of decreasing short-term rates.

Private Label Credit Card Portfolio Net interest income on private label credit card receivables was higher during both periods as a result of lower funding costs and lower amortization of premiums on the initial purchase as well as lower daily premiums.

Credit Card Portfolios Higher net interest income on credit card receivables during both periods primarily reflects the impact of the purchase of the GM and UP Portfolios from HSBC Finance.

HSBC USA Inc.

Commercial Loans Net interest income on commercial loans was higher during both periods was primarily due to loan repricing as well as lower funding costs on these loans.

Deposits Lower interest income in both periods related to deposits is primarily due to spread compression on core banking activities in the PFS and CMB business segments. These segments have been affected by falling interest rates, growth in customer deposits in higher yielding deposit products, such as online savings and premier investor accounts, and a more competitive retail market.

Other Activity Higher net interest income from other activity during the three months ended June 30, 2009 is related to increased margins on consumer loans due to lower funding costs as well as interest income on a portfolio of auto finance loans purchased in January 2009.

Provision for Credit Losses The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase/(Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Commercial	$166	$50	$116	*

Consumer:
Residential mortgages, excluding HELOCs and home equity	97	61	36	59
HELOCs and home equity mortgages	66	122	(56)	(46)
Private label card receivables	310	313	(3)	(1)
Credit card receivables	366	37	329	*
Auto finance	40	-	40	-
Other consumer	22	23	(1)	(4)

Total consumer	901	556	345	62

Total provision for credit losses	$1,067	$606	$461	76

			Increase/(Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Commercial	$314	$141	$173	123

Consumer:
Residential mortgages, excluding HELOCs and home equity	259	93	166	178
HELOCs and home equity mortgages	87	148	(61)	(41)
Private label card receivables	709	584	125	21
Credit card receivables	759	95	664	*
Auto finance	65	-	65	-
Other consumer	48	43	5	12

Total consumer	1,927	963	964	100

Total provision for credit losses	$2,241	$1,104	$1,137	103

*	Not meaningful

Commercial loan provision for credit losses increased for the three and six months ended June 30, 2009 as compared with the year-ago periods. Provisions on commercial real estate, middle market and corporate banking portfolios increased as a result of higher charge-offs and higher criticized asset levels reflecting customer downgrades in financial institutions and certain other counterparties due to deteriorating economic conditions. Increased provision in our commercial real estate portfolio was largely due to condominium loans and land loans in the condominium

HSBC USA Inc.

construction market in South Florida and California, as well as in hotel and office construction in all markets, especially in the large metropolitan markets where many construction projects have been delayed. Although our middle market portfolio has deteriorated in most industry segments and geographies, we have experienced particular weakness in apparel, auto suppliers and construction.

Provision for credit losses on residential mortgages increased $36 million during the three months ended June 30, 2009 and $166 million during the six months ended June 30, 2009 as compared with the year-ago periods. The increase in both periods was attributable to increased delinquencies within the prime residential first mortgage loan portfolio, due primarily to the continued deterioration in real estate values in certain markets. Also contributing to this increase to a lesser extent is a portfolio of nonconforming residential mortgage loans which we purchased from HSBC Finance in 2003 and 2004.

Provision for credit losses associated with private label and other credit card receivables collectively increased $326 million during the three months ended June 30, 2009 and $789 million during the six months ended June 30, 2009 as compared with the year-ago periods. Provisions associated with credit card receivables was significantly impacted by the purchase of the GM and UP Portfolios as previously discussed. Excluding these portfolios, provision expense remained higher during both periods, primarily from higher delinquencies and charge offs within the private label and co-brand credit card portfolios due to higher levels of personal bankruptcy filings, lower recovery rates and the impact from a continued weakening of the U.S. economy, partially offset by lower receivable levels.

Provision expense associated with our auto finance portfolio increased mainly due to the acquisition of the $3 billion auto finance loan portfolio from HSBC Finance in January 2009.

Other Revenues The components of other revenues are summarized in the following tables.

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Credit card fees	$342	$208	$134	64
Other fees and commissions	215	177	38	21
Trust income	30	36	(6)	(17)
Trading revenue (loss)	152	(116)	268	*
Net other-than-temporary impairment losses	(20)	(24)	4	17
Other securities gain, net	247	(10)	257	*
HSBC affiliate income:
Fees and commissions	42	28	14	50
Other affiliate income	2	5	(3)	(60)

	44	33	11	33
Residential mortgage banking revenue	59	14	45	*
Gain (loss) on instruments at fair value and related derivatives(1)	(357)	(48)	(309)	*
Other income (loss):
Valuation of loans held for sale	(68)	(127)	59	46
Insurance	6	9	(3)	(33)
Earnings from equity investments	5	18	(13)	(72)
Miscellaneous income	(78)	(21)	(57)	*

	(135)	(121)	(14)	(12)

Total other revenues	$577	$149	$428	*

(1)	Includes gains and losses associated with financial instruments elected to be measured at fair value under FAS 159, and the associated economically hedging derivatives. Refer to Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for additional information.

*	Not meaningful

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Credit card fees	$699	$438	$261	60
Other fees and commissions	444	339	105	31
Trust income	62	70	(8)	(11)
Trading revenue (loss)	(1)	(825)	824	100
Net other-than-temporary impairment losses	(58)	(24)	(34)	(142)
Other securities gain, net	293	74	219	*
HSBC affiliate income:
Fees and commissions	70	77	(7)	(9)
Other affiliate income	7	10	(3)	(30)

	77	87	(10)	(11)
Residential mortgage banking revenue	124	51	73	143
Gain (loss) on instruments at fair value and related derivatives(1)	(246)	9	(255)	*
Other income (loss):
Valuation of loans held for sale	(154)	(244)	90	37
Insurance	13	18	(5)	(28)
Earnings from equity investments	21	38	(17)	(45)
Miscellaneous income	52	33	19	58

	(68)	(155)	87	56

Total other revenues	$1,326	$64	$1,262	*

(1)	Includes gains and losses associated with financial instruments elected to be measured at fair value under FAS 159, and the associated economically hedging derivatives. Refer to Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for additional information.

*	Not meaningful

Credit Card Fees Higher credit card fees during the three and six months ended June 30, 2009 were due primarily to substantially higher outstanding credit card balances due to the purchase of the GM and UP Portfolios as previously discussed. Also contributing to the increase are higher late fees on private label cards due to increased delinquency levels partially offset by higher fee charge-offs due to increased loan defaults.

Other Fees and Commissions Other fee-based income increased during the three and six months ended June 30, 2009 due to higher customer referral fees, commercial loan commitment fees, loan syndication fees and fees generated by the Payments and Cash Management business.

Trust Income Trust income declined in both periods primarily due to margin pressure as money market assets have shifted from higher fee asset classes to lower fee institutional class funds.

Trading Revenue (Loss) is generated by participation in the foreign exchange, rates, credit and precious metals markets.

HSBC USA Inc.

The following table presents trading related revenue (loss) by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is included in net interest income on the consolidated statement of loss. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Trading revenue (loss)	$152	$(116)	$268	*
Net interest income	(8)	69	(77)	(112)

Trading related revenue (loss)	$144	$(47)	$191	*

Business:
Derivatives	$(43)	$(158)	$115	73
Balance sheet management	3	(21)	24	114
Foreign exchange and banknotes	78	117	(39)	(33)
Precious metals	13	9	4	44
Other trading	93	6	87	*

Trading related (loss) revenue	$144	$(47)	$191	*

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Trading revenue (loss)	$(1)	$(825)	$824	100
Net interest income	45	87	(42)	(48)

Trading related revenue (loss)	$44	$(738)	$782	106

Business:
Derivatives	$(310)	$(863)	$553	64
Balance sheet management	15	(129)	144	112
Foreign exchange and banknotes	210	207	3	1
Precious metals	34	43	(9)	(21)
Other trading	95	4	91	*

Trading related (loss) revenue	$44	$(738)	$782	106

*	Not meaningful

Trading revenue (loss) during the three and six months ended June 30, 2009 continued to be affected by reduced liquidity and volatility in the credit markets although the magnitude of such impacts was not as severe when compared to the year-ago periods. While liquidity has improved, it continues to be lower than in previous years.

Trading revenue related to derivatives improved significantly during the three and six months ended June 30, 2009. Structured credit products sustained total losses of $21 million and $378 million during the three and six months ended June 30, 2009, respectively, as compared to losses of $530 million and $1,080 million in the year-ago periods. The value of credit derivatives with monolines remained fairly stable in the second quarter of 2009 resulting in a positive valuation adjustment of $6 million, compared to an increase in provisions of $314 in the year ago period. Provisions recorded for monolines were $158 million and $802 million during the six months ended June 30, 2009

HSBC USA Inc.

and 2008, respectively. Partially offsetting the above noted losses were gains related to Emerging Markets and Interest Rate derivatives.

Trading income related to balance sheet management activities improved to $3 million and $15 million during the three and six months ended June 30, 2009, respectively, as compared to losses of $21 million and $129 million in the year-ago periods, primarily due to improved trends in credit spreads on asset backed securities held for trading purposes in 2009 and, in the second quarter of 2009, increased sales of mortgage backed and other asset backed securities held for trading purposes.

Other trading gains in the three and six months ended June 30, 2009 primarily relate to increased values on corporate bonds.

Net Other-Than-Temporary Impairment Losses During the first and second quarters of 2009, nine and three debt securities were determined to be other-than-temporarily impaired pursuant to FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Consistent with FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” only the credit loss component is shown in earnings effective January 1, 2009. The following table presents the various components of other-than-temporary impairment.

Three Months Ended June 30,	2009	2008

	(in millions)

Total other-than-temporary impairment losses	$(43)	$(24)
Portion of loss recognized in other comprehensive income (loss), before taxes	(23)	-

Net other-than-temporary impairment losses recognized in earnings	$(20)	$(24)

Six Months Ended June 30,	2009	2008

	(in millions)

Total other-than-temporary impairment losses	$(159)	$(24)
Portion of loss recognized in other comprehensive income (loss), before taxes	(101)	-

Net other-than-temporary impairment losses recognized in earnings	$(58)	$(24)

Other Securities Gains, Net We maintain various securities portfolios as part of our balance sheet diversification, liquidity management and risk management strategies. The following table summarizes the net other securities (loss) gain resulting from various strategies.

Three Months Ended June 30,	2009	2008

	(in millions)

Sale of MasterCard or Visa Class B Shares	$48	$-
Balance sheet diversity and reduction of risk	199	(10)

Other securities gains, net	$247	$(10)

Six Months Ended June 30,	2009	2008

	(in millions)

Sale of MasterCard or Visa Class B Shares	$48	$83
Balance sheet diversity and reduction of risk	245	(9)

Other securities gains, net	$293	$74

During the second quarter of 2009, we sold $10.8 billion of mortgage backed and other asset backed securities as part of a strategy to reduce prepayment risk as well as risk-weighted asset levels and recognized a gain of $236 million, which is included as a component of other security gains, net above.

HSBC USA Inc.

HSBC Affiliate Income Affiliate fees and commissions were lower during the six months ended June 30, 2009 due to lower gains on tax refund anticipation loans due to lower origination volumes. Affiliate fees were higher during the three months ended June 30, 2009 compared to the year-ago period due to higher customer referral fees and other fees received from other HSBC affiliates.

Residential Mortgage Banking Revenue The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income in the consolidated statement of loss and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$69	$64	$5	8
Servicing related income:
Servicing fee income	32	31	1	3
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	89	46	43	93
Realization of cash flows	(4)	(20)	16	80
Trading — Derivative instruments used to offset changes in value of MSRs	(100)	(70)	(30)	(43)

	17	(13)	30	*

Originations and sales related income:
Gains on sales of residential mortgages	26	15	11	73
Trading and hedging activity	11	8	3	38

	37	23	14	61

Other mortgage income	5	4	1	25

Total residential mortgage banking revenue included in other revenues	59	14	45	*

Total residential mortgage banking related revenue	$128	$78	$50	64

Average residential mortgage loans	$19,743	$29,395	$(9,652)	(33)

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

		(dollars are in millions)

Net interest income	$135	$126	$9	7
Servicing related income:
Servicing fee income	66	62	4	6
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	61	25	36	144
Realization of cash flows	(24)	(50)	26	52
Trading — Derivative instruments used to offset changes in value of MSRs	(64)	(30)	(34)	(113)

	39	7	32	*

Originations and sales related income:
Gains on sales of residential mortgages	59	13	46	*
Trading and hedging activity	17	22	(5)	(23)

	76	35	41	117

Other mortgage income	9	9	-	-

Total residential mortgage banking revenue included in other revenues	124	51	73	143

Total residential mortgage banking related revenue	$259	$177	$82	46

Average residential mortgage loans	$20,656	$30,627	$(9,971)	(33)

*	Not meaningful

Increased net interest income during the three and six months ended June 30, 2009 resulted from lower amortization of deferred expenses (lower prepayment levels on lower outstandings) as well as reduced funding costs due to lower short term rates. We have continued to sell the majority of new loan originations to government sponsored enterprises and private investors and allow existing loans to runoff.

Higher servicing fee income in both periods resulted from a rising volume of our average serviced loans portfolio, as we have continued to sell the majority of new loan originations to government sponsored enterprises as discussed above, but continue to retain servicing rights for the loans sold. The average serviced loans portfolio increased approximately 17 percent since June 30, 2008. The increased serviced loans portfolio, and its positive impact on service fee income, was partially offset by unfavorable net hedged MSR performance during the three and six months ended June 30, 2009 primarily from increased market volatility in the mortgage market.

Originations and sales related income increased during the three and six months ended June 30, 2009 as compared to the year-ago periods. Loan sales in the three and six months ended June 30, 2009 of $2.1 billion and $4.0 billion, respectively, resulted in gains of $30 million and $67 million during these periods as compared with loan sales in both the three and six months ended June 30, 2008 of $4 billion which resulted in gains of $14 million.

Gain (loss) on Instruments Designated at Fair Value and Related Derivatives We have elected to apply the fair value option to commercial leveraged acquisition finance loans, unfunded commitments, certain fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. For the three months ended June 30, 2009, we recognized a loss of $262 million representing a net change in fair value of all instruments indicated above and a loss of $95 million on the related

HSBC USA Inc.

derivatives. For the six months ended June 30, 2009, we recognized a loss of $8 million representing a net change in fair value of all instruments indicated above and a loss of $238 million on the related derivatives. For the three months ended June 30, 2008, we recognized a gain of $140 million representing a net change in fair value of all instruments offset by a loss of $188 million on the related derivatives. For the six months ended June 30, 2008, we recognized a gain of $172 million representing a net change in fair value of all instruments indicated above partially offset by a loss of $163 million on the related derivatives. Refer to Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for additional information.

Valuation of Loans Held for Sale Continued deterioration in the U.S. mortgage markets have resulted in negative valuation adjustments on loans held for sale during the three and six months ended June 30, 2009 although the severity of the valuation adjustments has improved as compared to the year-ago periods. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are sub-prime residential mortgage loans with a fair value of approximately $0.9 billion as of June 30, 2009. Loans held for sale are recorded at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Overall weakness and illiquidity in the U.S. residential mortgage market and continued delinquencies, particularly in the sub-prime market, resulted in valuation adjustments totaling $68 million and $154 million being recorded on these loans during the three and six months ended June 30, 2009, respectively, as compared with $127 million and $244 million during the year-ago periods. Valuations on residential mortgage loans we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of loss.

Other Income (Loss) The increase in other income (loss) during the three months ended June 30, 2009 as compared to the year-ago period is primarily due to lower valuations on credit default swaps used to economically hedge credit exposures, combined with lower equity investment income. These were partially offset by lower write-downs on loans held for sale. The decrease in other income (loss) for the year to date period primarily reflects lower write downs on loans held for sale and an $85 million gain related to a judgment whose proceeds were used to redeem 100 preferred shares issued to CT Financial Services, Inc.

The obligation to redeem the preferred shares upon our receipt of the proceeds from the judgment represented a contractual arrangement established in connection with our purchase of a community bank from CT Financial Services Inc. in 1997 at which time this litigation remained outstanding. The $85 million we received, net of applicable taxes, was remitted in April to Toronto Dominion, who now holds beneficial ownership interest in CT Financial Services Inc., and the preferred shares were redeemed.

HSBC USA Inc.

Operating Expenses The components of operating expenses are summarized in the following tables.

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

		(dollars are in millions)

Salaries and employee benefits:
Salaries	$155	$181	$(26)	(14)
Employee benefits	147	151	(4)	(3)

Total salaries and employee benefits	302	332	(30)	(9)
Occupancy expense, net	89	65	24	37
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	184	116	68	59
Fees paid to HMUS	66	59	7	12
Fees paid to HTSU	136	63	73	116
Fees paid to other HSBC affiliates	32	63	(31)	(49)

Total support services from HSBC affiliates	418	301	117	39
Other expenses:
Equipment and software	10	11	(1)	(9)
Marketing	30	35	(5)	(14)
Outside services	17	24	(7)	(29)
Professional fees	17	19	(2)	(11)
Telecommunications	4	5	(1)	(20)
Postage, printing and office supplies	4	8	(4)	(50)
Off-balance sheet credit reserves	2	43	(41)	(95)
FDIC assessment fee	117	7	110	*
Insurance business	21	8	13	163
Miscellaneous	58	67	(9)	(13)

Total other expenses	280	227	53	23

Total operating expenses	$1,089	$925	164	18

Personnel – average number	9,598	11,728	(2,130)	(18)
Efficiency ratio	58.12%	74.65%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	%
		(dollars are in millions)

Salaries and employee benefits:
Salaries	$308	$358	$(50)	(14)
Employee benefits	285	283	2	1

Total salaries and employee benefits	593	641	(48)	(7)
Occupancy expense, net	151	130	21	16
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	373	237	136	57
Fees paid to HMUS	137	112	25	22
Fees paid to HTSU	247	126	121	96
Fees paid to other HSBC affiliates	85	116	(31)	(27)

Total support services from HSBC affiliates	842	591	251	42
Other expenses:
Equipment and software	20	22	(2)	(9)
Marketing	67	73	(6)	(8)
Outside services	44	54	(10)	(19)
Professional fees	33	37	(4)	(11)
Telecommunications	7	10	(3)	(30)
Postage, printing and office supplies	8	18	(10)	(56)
Off-balance sheet credit reserves	(2)	54	(56)	(104)
FDIC assessment fee	151	14	137	*
Insurance business	43	7	36	*
Miscellaneous	103	94	9	10

Total other expenses	474	383	91	24

Total operating expenses	$2,060	$1,745	315	18

Personnel – average number	9,823	11,837	(2,014)	(17)
Efficiency ratio	52.16%	82.49%

*	Not meaningful

Salaries and Employee Benefits Lower salaries and employee benefits expense during the three and six months ended June 30, 2009 as compared to the year-ago periods is mainly due to the transfer of support services employees, as described below, to an affiliate as well as continued cost management efforts which have resulted in lower headcount including the impact of global resourcing initiatives undertaken by management.

Occupancy Expense, Net Higher occupancy expense in both periods is due to impairment of a data center building held for use of approximately $20 million as part of our ongoing strategy to consolidate operations and improve efficiencies where economically appropriate. Also contributing to the increase was the expansion of the core banking and commercial lending networks within the PFS and CMB business segments, a key component of recent business expansion initiatives. Subsequent to June 30, 2008, we opened 13 new branches resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses. This increase was partially offset by the transfer of shared services employees and their related workspace expenses to an affiliate as discussed below.

HSBC USA Inc.

Support services from HSBC affiliates includes technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services charged to us by HTSU, which has resulted in a significant increase in fees paid to HTSU in 2009. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions.

Higher expenses in both periods is also due to higher servicing fees paid to HSBC Finance largely as a result of the purchase of the GM and UP Portfolios as well as certain auto finance loans purchased from HSBC Finance in early January 2009 and higher fees paid to HTSU. Support services from HSBC affiliates also includes servicing fees paid to HSBC Finance for servicing private label credit card receivables and certain other credit card and nonconforming residential mortgage loans.

Marketing Expenses Lower marketing and promotional expenses in both periods resulted from optimizing marketing spend as a result of general cost saving initiatives. This was partially offset by a continuing investment in HSBC brand activities, promotion of the internet savings account and marketing support for branch expansion initiatives, primarily within the PFS business segment.

Other Expenses Other expenses increased during the three and six months ended June 30, 2009 primarily due to higher FDIC assessment fees, including $82 million relating to a special assessment recorded in the second quarter of 2009, as well as higher corporate insurance costs. Additionally, expenses in first half of 2008 were lower due to the release of $37 million of Visa indemnification reserves. The increases in 2009 expenses were partially offset by a release in the first half of 2009 of off balance sheet credit reserves related to an advance by a large corporate customer.

Efficiency Ratio Our efficiency ratio, which is the ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues, was 58.12 percent and 52.16 percent for the three and six months ended June 30, 2009, respectively, as compared to 74.65 percent and 82.49 percent in the year-ago periods. The improvement in the efficiency ratio in both periods resulted primarily from an increase in other revenues and net interest income.

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

Personal Financial Services (“PFS”)

Resources continued to be directed towards expansion of the core retail banking business, including investment in the HSBC brand and expansion of the branch network in existing and new geographic markets, as well as growth of HSBC Premier, HSBC’s global banking service which offers customers a seamless international service and HSBC Direct, the online deposit gathering channel. As a result, at June 30, 2009, total personal deposits increased 16 percent, including an 18 percent increase in online savings account balances, as compared to the year-ago period. Some of the increase in deposits was likely the result of customers moving funds to larger, well-capitalized institutions as a result of the volatile market conditions experienced in 2008 and early 2009. Net interest income, however, declined during the three and six months ended June 30, 2009 compared with the year-ago periods due to narrowing of deposit spreads

HSBC USA Inc.

driven by competitive pricing pressures and declines in market rates. Additionally, deterioration in credit quality, particularly on prime residential mortgage loans and credit cards has negatively impacted results.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises and to allow the existing balance sheet to run-off. In addition to normal sale activity, during the three and six months ended June 30, 2009, we sold approximately $2.1 billion and $4.0 billion, respectively, of prime adjustable and fixed rate residential mortgage loans which resulted in gains of $31 million and $70 million during the periods. We retained the servicing rights in relation to the mortgages upon sale. As a result, average residential mortgage loans at June 30, 2009 decreased approximately 33 percent as compared to June 30, 2008.

In November 2008, we announced that we would exit the wholesale/correspondent and time-share origination channels of our mortgage business and focus attention, resources and investment on our retail sales channel. In the second quarter of 2008, we discontinued originations of education loans and, accordingly, the portfolio of loans has continued to runoff.

Government sponsored programs in the mortgage lending environment have recently been introduced which are focused on reducing the number of foreclosures and making it easier for customers to refinance loans. One such program intends to help certain at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. This program provides certain incentives to lenders to modify all eligible loans that fall under the guidelines of the program. Another program focuses on homeowners who have a proven payment history on an existing mortgage owned by Fannie Mae or Freddie Mac and provides assistance to eligible homeowners to refinance their mortgage loans to take advantage of current lower mortgage rates or to refinance adjustable rate mortgages into more stable fixed rate mortgages. We have implemented such programs for mortgage loans we service for government sponsored enterprises. For loans we hold in portfolio, we continue to evaluate whether we will help our customers address financial challenges through these government programs or through our own home preservation programs.

The following table summarizes the IFRSs Basis results for our PFS segment:

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$240	$237	$3	1
Other operating income	43	74	(31)	(42)

Total operating income	283	311	(28)	(9)
Loan impairment charges	172	186	(14)	(8)

	111	125	(14)	(11)
Operating expenses	335	323	12	4

Loss before tax	$(224)	$(198)	$(26)	(13)

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$427	$484	$(57)	(12)
Other operating income	83	300	(217)	(72)

Total operating income	510	784	(274)	(35)
Loan impairment charges	372	245	127	52

	138	539	(401)	(74)
Operating expenses	630	603	27	4

Loss before tax	$(492)	$(64)	$(428)	*

*	Not meaningful

HSBC USA Inc.

Net interest income improved during the three months ended June 30, 2009 as compared to the year-ago period due to intersegment credits relating to funding. Excluding these credits, net interest income decreased during the three and six months ended June 30, 2009 primarily due to narrowing of interest rate spreads driven by the declining rate environment and competitive pricing pressures on savings and certificate of deposit products. This was partially offset by widening interest rate spreads on credit card balances due to reduced funding costs in the lower short term rate environment. Interest income from first and second mortgages was largely unchanged in both periods as compared to the year-ago periods. The impact of lower interest income related to mortgage sales of approximately $7 billion since June 30, 2008 was largely offset by lower funding costs on the loans available-for-sale, widening spreads on the remaining adjustable rate portfolio and lower amortization of deferred origination costs.

Other operating income decreased in both periods primarily due to intersegment charges from the Global Banking and Markets segment of $61 million in the second quarter and $163 million year-to-date relating to cost associated with early termination of the funding associated with residential mortgage loan sales in the first and second quarters of 2009 compared with a similar charge of $31 million in the 2008 second quarter and year-to-date period. This was partially offset by net gains on the sales of these residential mortgage loans in 2009 of $31 million in the second quarter and $70 million in the year-to-date period and in 2008, a net gain of $16 million in both the second quarter and year-to-date period. There were also lower revenues in both periods due to higher mortgage reinsurance costs and lower personal service charges, ATM and other fees, as well as a reclassification of loyalty program expenses for cards as a reduction to revenue beginning in 2009. Additionally, the year-ago period benefited from an $83 million gain on the sale of Visa Class B shares recorded in the first quarter of 2008.

Higher loan impairment charges in the six months ended June 30, 2009 were driven by an increase in delinquencies which resulted in significantly increased loan loss reserves as well as increased charge offs within the home equity line of credit (HELOC), home equity loan and the residential first mortgage loan portfolios due to increased loss severities as real estate values continued to deteriorate in certain markets. Loan impairment charges on credit card receivables and other consumer loans have also risen. Increased levels of personal bankruptcy filings and a deteriorating U.S. economy, including rising unemployment rates, have driven higher delinquencies across all products.

Increased operating expenses in both periods were primarily related to higher FDIC assessment fees, including the impact of the special assessment in the second quarter of 2009. Additionally, the year-ago period benefited from a recovery of $37 million related to the Visa legal accrual set up in 2007. Customer loyalty program expenses for credit cards were included in operating expense in the year-ago periods but were reclassified as reduction to revenue beginning in the first quarter of 2009. Excluding these two items and the impact of higher FDIC assessment fees, expenses have improved since the year-ago periods as a result of efficiency programs in the branch network that more than offset growth in costs from branch expansion initiatives and higher pension costs.

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

HSBC USA Inc.

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

The following table summarizes the IFRSs Basis results for our CF segment:

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$520	$305	$215	70
Other operating income	84	69	15	22

Total operating income	604	374	230	61
Loan impairment charges	477	381	96	25

	127	(7)	134	*
Operating expenses	37	5	32	*

Profit (loss) before tax	$90	$(12)	$102	*

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$1,049	$599	$450	75
Other operating income	165	162	3	2

Total operating income	1,214	761	453	60
Loan impairment charges	1,031	749	282	38

	183	12	171	*
Operating expenses	51	22	29	132

Profit (loss) before tax	$132	$(10)	$142	*

*	Not meaningful

Net interest income increased during the three and six months ended June 30, 2009 due to higher levels of receivables and lower amortization of premiums paid on the initial bulk and subsequent purchases of receivables associated with the private label portfolio. The original bulk purchase premium was fully amortized during 2008. Net interest income was also higher during both periods due to a declining interest rate environment. The higher levels of receivables was a result of the credit card and auto finance receivable purchases described more fully below.

Other operating income increased during the three and six months ended June 30, 2009 primarily due to higher late fees on higher delinquencies in the private label and co-brand credit card portfolios, as well as higher credit card fees associated with the purchase of the GM and UP credit card portfolios and the growing co-brand credit card portfolio. This was partially offset by increased servicing fees on portfolios purchased from and serviced by our

HSBC USA Inc.

affiliate, HSBC Finance (which are recorded as a reduction to other operating income) as well as higher charge off of fees relating to private label credit cards which have been deemed uncollectible.

Loan impairment charges associated with credit card receivables increased during the three and six months ended June 30, 2009 due to higher receivable balances driven largely by our purchase of the GM and UP Portfolios from HSBC Finance as previously discussed, increased delinquencies and higher net charge-offs including lower recoveries of previously charged-off balances, and the impact of a deteriorating U.S. economy, including higher levels of personal bankruptcy filings. Loan impairment charges relating to mortgage loans purchased from HSBC Finance Corporation also increased due to deterioration in the U.S. housing markets.

Operating expenses increased in both periods primarily due to higher FDIC insurance premiums and higher expenses related to the higher receivable levels and increased collection costs on late stage delinquent accounts.

On June 1, 2009, General Motors announced its plan to restructure, filing for bankruptcy protection under the Chapter 11 reorganization provisions. While we provide credit under the GM Card Program, GM owns and operates the Earnings/Rewards Program. Concurrently with its bankruptcy filing, GM filed a motion with the bankruptcy court requesting authority to honor the GM Card Program in the ordinary course of business, including allowing the continued redemption of earned rewards points as well as authorizing the continued performance by GM under the card agreements. The court approved this motion on June 2, 2009. We have been advised that GM intends to continue the GM Card program and have asked the court to approve the assignment and assumption of the GM Card Agreement to the New GM. In July 2009, the bankruptcy court approved GM’s plan to transfer substantially all of GM’s assets, to the New GM and GM was granted permission to exit bankruptcy.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. The CARD Act modifies and expands upon the amendments to Regulation AA (Unfair or Deceptive Acts or Practices) (“UDAP”) and Regulation Z (Truth in Lending) adopted by the Federal Reserve in December 2008, which among other things, place restrictions on applying interest rate increases on new and existing balances, require changes to deferred interest plans, prescribe the manner in which payments may be allocated to amounts due and penalty rates may be charged on past due balances, and limit certain fees. Most of the requirements of the CARD Act become effective in February 2010, however some provisions will become effective in August 2009. New restrictions introduced by the CARD Act include requiring customers to opt-in to over limit fee assessments and requiring re-priced accounts be evaluated for interest rate decreases every six months. The CARD Act also requires the Federal Reserve to conduct rulemaking to ensure penalty fees are reasonable and requires other government agencies to conduct studies on interchange, debt cancellation agreements and credit insurance products and present reports to Congress on these topics. Although we are already compliant with some provisions, other provisions, such as those addressing limitations on interest rate increases, over limit fees and payment allocation will require us to make changes to our business practices. This may require us and our competitors to manage risk differently than has historically been the case. Potential pricing, underwriting and product changes in response to the new legislation are under analysis. We are currently in the process of making changes to processes and systems to comply with the new rules and will be fully compliant by the applicable effective dates. The full impact of the CARD Act on us at this time is uncertain as it ultimately depends upon Federal Reserve and other government agency interpretation of some provisions as discussed above, successful implementation of our strategies, consumer behavior and the actions of our competitors. Although we currently believe the implementation of these new rules could ultimately have a material impact to us, the impact would be limited to the existing affected loan portfolio as the purchase price on future sales volume paid to HSBC Finance would be adjusted to take into consideration the new requirements.

Commercial Banking (“CMB”)

Despite the declining interest rate environment negatively impacting income growth as liability spreads have narrowed significantly, operating income driven by increased income from loans and fees is in line with 2008. Loan impairment charges have increased due to higher levels of criticized assets and overall deterioration in the credit environment which has led to higher charge-offs across all commercial business lines.

HSBC USA Inc.

Despite tightened credit standards and increased paydowns, balanced growth between the established footprint in New York State and expansion markets in the West Coast, Midwest and the Southeast has led to a 10 percent increase in lending and a 13 percent increase in customer deposits from middle market customers at June 30, 2009 as compared to the same 2008 period. The business banking loan portfolio has seen moderate growth due to tightened credit standards and the competitive environment while business banking customer deposits grew 14 percent at June 30, 2009 compared to the same 2008 period, following successful fall and spring marketing campaigns. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume.

Average customer deposit balances across all CMB business lines increased 11 percent during the first half of 2009 as compared to the same 2008 period and average loans increased 6 percent during the first half of 2009 as compared to the same 2008 period.

The following table summarizes the IFRSs Basis results for the CMB segment.

			Increase (Decrease)
Three Months Ended June 30	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$180	$196	$(16)	(8)
Other operating income	82	71	11	15

Total operating income	262	267	(5)	(2)
Loan impairment charges	90	60	30	50

	172	207	(35)	(17)
Operating expenses	158	147	11	7

Profit before tax	$14	$60	$(46)	(77)

			Increase (Decrease)
Six Months Ended June 30	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$356	$380	$(24)	(6)
Other operating income	163	142	21	15

Total operating income	519	522	(3)	(1)
Loan impairment charges	171	107	64	60

	348	415	(67)	(16)
Operating expenses	312	291	21	7

Profit before tax	$36	$124	$(88)	(71)

Net interest income decreased in the three and six months ended June 30, 2009 primarily due to narrower spreads on deposits partially offset by growth in loan balances and improved loan spreads from repricing.

Other operating income increased during both periods, due mainly to a combination of higher syndications business, increased cross-sales of capital markets products and higher service fees.

Loan impairment charges increased during the three and six months ended June 30, 2009 due to worsening economic conditions, leading to higher net charge-offs across all commercial business lines.

Operating expenses increased during both periods due primarily to higher FDIC insurance premiums, including the special assessment recorded in the second quarter of 2009 and allocated infrastructure costs, partially offset by reduced staff costs and efficiency savings.

HSBC USA Inc.

Global Banking and Markets

During the second quarter and first half of 2009, the Global Banking and Markets segment benefitted from the interest rate positioning and high market volatility in currencies which contributed to higher revenues in balance sheet management and foreign exchange trading. Results continued to be affected by reduced market liquidity, and volatility in spreads and in the corporate credit and residential mortgage lending markets, which has resulted in reductions to other operating income although the magnitude of such reductions declined as compared with the year-ago periods. This impacted trading revenue in mortgage backed securities, and credit derivatives in particular, and has led to substantial counterparty credit reserves for monoline exposure and significant valuation losses being taken in both the Trading and Available-for-sale securities portfolios.

On October 11, 2008, the International Accounting Standards Board (IASB) issued an amendment to IAS 39 “Financial Instruments: Recognition and Measurement,” which permits entities to transfer financial assets from the Trading classification into the Available-for-sale or Loans and Receivables classifications if the entity has the intention and ability to hold the assets for the foreseeable future or until maturity. Temporary changes in the market value of re-classified assets will no longer impact current period earnings. Instead, these assets will only be marked-to-market (through other comprehensive income) if classified as Available-for-sale Securities and will be subject to on-going impairment tests.

Following careful analysis of the implications and with consideration given to industry and peer practices, we elected to re-classify $1.8 billion in leveraged loans and high yield notes and $892 million in securities held for balance sheet management purposes from Trading Assets to Loans and Available-for-sale Investment Securities, effective July 1, 2008. In November 2008, $967 million in additional securities were also transferred from Trading Assets to Available-for-sale Investment Securities. If these IFRS reclassifications had not been made, our profit before tax would have been $257 million and $238 million higher during the three and six months ended June 30, 2009, respectively.

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

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$222	$194	$28	14
Other operating income (loss)	288	(73)	361	*

Total operating income (loss)	510	121	389	*
Loan impairment charges	197	15	182	*

	313	106	207	195
Operating expenses	236	203	33	16

Profit (loss) before tax	$77	$(97)	$174	179

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$454	$316	$138	44
Other operating income (loss)	509	(790)	1,299	164

Total operating income (loss)	963	(474)	1,437	*
Loan impairment charges	426	57	369	*

	537	(531)	1,068	*
Operating expenses	435	406	29	7

Profit (loss) before tax	$102	$(937)	$1,039	111

*	Not meaningful

Increased net interest income during the three and six months ended June 30, 2009 was due mainly to wider credit spreads on our commercial loan portfolio.

Other operating income (loss) increased in both periods due to higher realized gains on available for sale securities and higher transaction fees in Corporate Banking. Other operating income overall continued to be affected by adverse market conditions in both periods, but to a lesser extent than in the prior year periods. Additionally, revenues in the first half of 2009 were higher than the year-ago period due to the reclassification of assets from trading to available-for-sale assets and to loans and receivables under the IAS 39 amendment as was previously discussed.

Other operating income (loss) reflects losses on structured credit products of $21 million and $378 million during the three and six months ended June 30, 2009, respectively, as compared to $530 million and $1,080 million in the year-ago periods, as the widening of credit spreads slowed resulting in lower losses from hedging activity and counterparty exposures. Exposure to monolines continued as deterioration in creditworthiness persisted, although the pace of such deterioration slowed significantly, resulting in gains of $6 million and losses of $158 million during the three and six months ended June 30, 2009, respectively, as compared to $314 million and $802 million in the year-ago periods. Correlation trading resulted in gains of $17 million and losses of $161 million during the three and six months ended June 30, 2009, as compared to gains of $51 million and losses of $208 million in the year-ago periods.

Valuation losses of $68 million and $154 million during the three and six months ended June 30, 2009, respectively, were also recorded against the fair values of sub-prime residential mortgage loans held for sale as compared to valuation losses of $127 million and $244 million in the year-ago periods. There were no fair value adjustments on the leveraged loan portfolio in the first half of 2009, which reflects the classification of substantially all leveraged loans and notes as loans and receivables and available for sale securities, compared to gains of $39 million and losses of $102 million during the three and six months ended June 30, 2008, respectively, when these assets were subject to fair value accounting. Other operating income also benefited from intersegment income from PFS of $61 million in the second quarter and $163 million during the six months ended June 30, 2009 relating to the fee charged for the early termination of funding associated with the sale of the residential mortgage loans as compared to a similar benefit of $31 million in the second quarter and first six months of 2008.

Loan impairment charges increased primarily due to a charge of $140 million and $317 million during the three and six months ended June 30, 2009 on securities determined to be other-than-temporarily impaired as compared to no other-than-temporary impairment charges in the prior year quarter and year-to date periods. Loan impairment charges also increased from exposure to the financial services industry and other downgrades on specific accruing loans.

Operating expenses were higher during both periods as FDIC special assessment charges and higher performance related compensation costs due to improved revenues more than offset the lower salary and other staff costs resulting from a decreased overall number of employees due to our ongoing efficiency initiatives.

HSBC USA Inc.

Private Banking (“PB”)

Resources continue to be dedicated to expand products and services provided to high net worth customers served by the PB business segment.

The level of client deposits declined 13 percent compared to the prior year period as domestic institutional clients deleveraged and began to invest their liquidity in investment products with lower risk. Similarly, total average loans (mostly domestic consumer) were 11 percent lower at June 30, 2009 as compared with year-ago period, reflective of lower client demand. Substantial reductions from a challenging economic environment and outflows from domestic custody clients affected market value of client securities under management which declined 12 percent compared to the prior year period.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$46	$47	$(1)	(2)
Other operating income	29	47	(18)	(38)

Total operating income	75	94	(19)	(20)
Loan impairment charges	7	4	3	75

	68	90	(22)	(24)
Operating expenses	63	75	(12)	(16)

Profit before tax	$5	$15	$(10)	(67)

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$88	$96	$(8)	(8)
Other operating income	62	90	(28)	(31)

Total operating income	150	186	(36)	(19)
Loan impairment charges	4	1	3	*

	146	185	(39)	(21)
Operating expenses	122	136	(14)	(10)

Profit before tax	$24	$49	$(25)	(51)

*	Not meaningful

Net interest income was lower during the three and six months ended June 30, 2009 primarily as a result of narrowing interest rate spreads due to declining market rates and lower outstanding loan and deposit balances.

Other operating income was lower in both periods primarily due to lower performance fees from equity investments, lower managed products, recurring fund fees and insurance commissions.

Loan impairment charges during the three and six months ended June 30, 2009 were higher as compared to the year-ago periods due to a specific domestic relationship, partially offset by net reversals of credit reserves in both periods resulting from a portfolio upgrade and for the year-to-date period, a reversal of a cross border exposure provision.

Operating expenses decreased as a result of lower staff costs due to lower headcount resulting from efficiency initiatives. Travel and entertainment, marketing and communications costs were also lower, partially offset by higher FDIC assessment fees, including the special assessment recorded during the second quarter of 2009.

HSBC USA Inc.

Other

The Other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, as well as any adjustments to the fair value on HSBC shares held for stock plans. The results also include earnings on an equity investment in HSBC Private Bank (Suisse) S.A, through the first quarter of 2009. This investment was sold in March 2009 to another HSBC affiliate for a gain.

The following table summarizes IFRSs Basis results for the Other segment.

			Increase
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$(2)	$(5)	$3	60
Other operating income	(498)	(84)	(414)	*

Total operating income	(500)	(89)	(411)	*
Loan impairment charges	-	-	-	-

	(500)	(89)	(411)	*
Operating expenses	38	-	38	-

Loss before tax	$(538)	$(89)	$(449)	*

			Increase
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$-	$(3)	$3	100
Other operating income	(343)	80	(423)	*

Total operating income	(343)	77	(420)	*
Loan impairment charges	-	-	-	-

	(343)	77	(420)	*
Operating expenses	52	-	52	-

Profit (loss) before tax	$(395)	$77	$(472)	*

*	Not meaningful

Other operating income was negatively impacted in the second quarter and first six months of 2009 by a significant increase in the fair value of certain debt instruments to which fair value option accounting is applied due to narrowing credit spreads, and in the quarter, by the establishment of a liability to offset an $85 million gain relating to the resolution of a lawsuit recorded in March 2009, whose proceeds were used in April to redeem a nominal amount of preferred stock issued to CT Financial Services, Inc. The year-to-date period also included a $43 million gain on the sale of the equity interest referred to above and the increase in the fair value of certain debt instruments was not as pronounced.

Credit Quality

We enter into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, on a limited basis, internationally.

Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K under the caption “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” of the consolidated financial statements included in our 2008 Form 10-K. Our approach toward credit risk management is summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K under the caption “Risk Management.” There have been no material revisions to policies or methodologies during

HSBC USA Inc.

the first half of 2009, although we continue to monitor current market conditions and will adjust credit policies as deemed necessary.

Allowance for Credit Losses

Changes in the allowance for credit losses by general loan categories are summarized in the following table:

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Allowance balance at beginning of quarter	$3,465	$2,397	$1,583
Charge offs:
Commercial	87	56	37
Consumer:
Residential mortgages, excluding HELOCs and home equity	55	65	30
HELOCs and home equity mortgages	53	37	24
Private label card receivables	373	352	285
Credit card receivables	248	67	40
Auto finance	26	5	1
Other consumer loans	23	32	26

Total consumer loans	778	558	406

Total charge offs	865	614	443

Recoveries:
Commercial	11	5	12
Consumer:
Residential mortgages, excluding HELOCs and home equity	5	6	-
HELOCs and home equity mortgages	3	9	-
Private label card receivables	45	38	46
Credit card receivables	10	6	6
Auto finance	6	1	-
Other consumer loans	1	6	7

Total consumer loans	70	66	59
Total recoveries	81	71	71

Total net charge offs	784	543	372
Allowance related to bulk loan purchase from HSBC Finance	-	437	-
Allowance on loans transferred to held for sale	(8)	-	(21)
Provision charged to income	1,067	1,174	606

Allowance balance at end of quarter	$3,740	$3,465	$1,796

Ratio of Allowance for Credit Losses to:
Loans:(2)
Commercial	2.23%	1.94%	1.02%
Consumer
Residential mortgages, excluding HELOCs and home equity	2.42	2.01	.38
HELOCs and home equity mortgages	3.94	3.52	3.25
Private label card receivables	8.22	8.04	5.97
Credit card receivables	7.93	6.87	8.14
Auto finance	2.30	1.43	2.20
Other consumer loans	4.16	3.94	2.88
Total consumer loans	5.75	5.17	2.93

Total	4.36%	3.91%	2.09%

Net charge-offs(1)(2):
Commercial	248.85%	323.19%	387.13%
Consumer	104.96	140.15	100.64

Total	118.92%	157.36%	120.05%

Nonperforming loans(2):
Commercial	94.5%	134.6%	137.2%
Consumer	168.8	175.5	152.9

Total	145.6%	165.8%	149.2%

(1)	Quarter-to-date net charge-offs, annualized.

(2)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or market.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three and six months ended June 30, 2009 and 2008 are summarized in the following table:

		Residential
		Mortgage,
		excluding	HELOCs	Private
		HELOCs	and Home	Label	Credit
		and Home	Equity	Card	Card	Auto	Other
	Commercial(1)	Equity	Mortgages	Receivables	Receivables	Finance	Consumer	Total

	(In millions)

Three months ended June 30, 2009:
Balances at beginning of period	$669	$310	$160	$1,256	$964	$39	$67	$3,465
Charge offs	87	55	53	373	248	26	23	865
Recoveries	11	5	3	45	10	6	1	81

Net charge offs	76	50	50	328	238	20	22	784
Provision charged to income	166	97	66	310	366	40	22	1,067
Allowance on loans transferred to held for sale	-	-	-	-	-	(8)	-	(8)

Balance at end of period	$759	$357	$176	$1,238	$1,092	$51	$67	$3,740

Three months ended June 30, 2008:
Balance at beginning of period	$366	$57	$50	$901	$151	$6	$52	$1,583
Charge offs	37	30	24	285	40	1	26	443
Recoveries	12	-	-	46	6	-	7	71

Net charge offs	25	30	24	239	34	1	19	372
Allowance on loans transferred to held for sale	-	-	-	(21)	-	-	-	(21)
Provision charged to income	50	61	122	313	37	-	23	606

Balance at end of period	$391	$88	$148	$954	$154	$5	$56	$1,796

Six months ended June 30, 2009:
Balances at beginning of period	$572	$207	$167	$1,171	$208	$5	$67	$2,397
Charge offs	143	120	90	725	315	31	55	1,479
Recoveries	16	11	12	83	16	7	7	152

Net charge offs	127	109	78	642	299	24	48	1,327
Provision charged to income	314	259	87	709	759	65	48	2,241
Allowance on loans transferred to held for sale	-	-	-	-	-	(8)	-	(8)
Allowance related to bulk loan purchases from HSBC Finance	-	-	-	-	424	13	-	437

Balance at end of period	$759	$357	$176	$1,238	$1,092	$51	$67	$3,740

Six months ended June 30, 2008:
Balance at beginning of period	$300	$53	$35	$844	$119	$8	$55	$1,414
Charge offs	68	59	35	551	70	5	57	845
Recoveries	18	1	-	98	10	2	15	144

Net charge offs	50	58	35	453	60	3	42	701
Allowance on loans transferred to held for sale	-	-	-	(21)	-	-	-	(21)
Provision charged to income	141	93	148	584	95	-	43	1,104

Balance at end of period	$391	$88	$148	$954	$154	$5	$56	$1,796

(1)	Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the movements in comparison with prior years, are summarized in the following table:

HSBC USA Inc.

	June 30,	March 31,	June 30,
	2009	2009	2008

	(in millions)

On-balance sheet allowance:
Specific	$86	$51	$46
Collective	608	548	312
Transfer risk	-	-	-
Unallocated	65	70	33

Total on-balance sheet allowance	759	669	391

Off-balance sheet allowance	166	164	152

Total commercial allowances	$925	$833	$543

An allocation of the allowance for credit losses by major loan categories is presented in the following table:

	June 30, 2009		March 31, 2009		June 30, 2008

		% of		% of		% of
		Loans to		Loans to		Loans to
		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(dollars are in millions)

Commercial	$759	40%	$669	39%	$391	44%
Consumer:
Residential mortgages, excluding HELOCs and home equity mortgages	357	17	310	17	88	27
HELOCs and home equity mortgages	176	5	160	5	148	5
Private label card receivables	1,238	17	1,256	18	954	20
Credit card receivables	1,092	16	964	16	154	2
Auto finance	51	3	39	3	5	-
Other consumer	67	2	67	2	56	2

Total consumer	2,981	60	2,796	61	1,405	56

Total	$3,740	100%	$3,465	100%	$1,796	100%

(1)	Excludes loans held for sale.

The allowance for credit losses at June 30, 2009 increased $275 million, or 7.9 percent as compared to March 31, 2009, and $1,944 million, or 108.2 percent, as compared to June 30, 2008. Reserve levels for all loan categories were impacted by the following:

•	Continued deterioration in the U.S. economy, including rising unemployment rates;

•	For consumer loans, higher levels of personal bankruptcy filings; and

•	Lower recovery rates on previously charged-off private label card and credit card balances.

The increase in the allowance for credit losses associated with our credit card portfolio since June 2008 reflects the purchase of the GM and UP Portfolio in January 2009. The increase in the allowance associated with this portfolio since March 2009 also reflects the impact of applying the requirements of SOP 03-3 to certain delinquent loans upon acquisition which resulted in no allowance for loan losses being established for these loans as our investment in these loans was recorded at fair value based on the net cash flows expected to be collected. A significant portion of these loans have now migrated to charge-off at June 30, 2009 and the GM and UP credit card receivables we

HSBC USA Inc.

acquired which did not show any evidence of credit deterioration at the time of the acquisition, and as such were not subject to the requirements of SOP 03-3, have begun to season, requiring an allowance for credit losses to be established.

The increase in the allowance for credit losses associated with residential mortgages was driven largely by increased delinquencies and higher loss estimates in our prime residential first mortgage loan portfolio due to deteriorating conditions in the housing markets and rising unemployment levels.

Loan allowances for commercial loans were higher at June 30, 2009 due to higher charge-off levels and higher criticized loan balances caused by further downgrades in financial institution and certain other counterparties, as well as real estate and middle market customers. The downgrades resulted from continued deterioration of economic conditions and changes in financial conditions of specific customers within these portfolios. As previously mentioned, downgrades in our commercial real estate portfolio to substandard and doubtful are continuing, particularly for condominium loans and land loans, as well as in hotel and office construction in all markets, especially in the large metropolitan markets where many construction projects have been delayed. Condominium projects in Florida and California have been negatively impacted by sharply declining prices and reduced availability for condominium mortgages. As such, many buyers are either walking away from purchase contracts and deposits, or cannot arrange mortgages or advance additional equity required to close purchases. Although our middle market portfolio has deteriorated in most industry segments and geographies, we have experienced particular weakness in apparel, auto suppliers and construction.

The allowance for credit losses as a percentage of total loans increased to 4.36 percent at June 30, 2009 as compared to 3.91 percent at March 31, 2009 and 2.09 percent at June 30, 2008. The increase in our allowance since the prior year reflects higher levels of credit card receivables due to the purchase of the GM and UP Portfolios and since the prior quarter, a reduction in the credit card balances subject to the requirements of SOP 03-3 as previously discussed. Our allowance for credit losses on residential mortgage loans also increased due to the continued deterioration of the housing market, particularly as it relates to our prime residential mortgage loans, as did our allowance on commercial loans, including our commercial real estate portfolio due to customer credit downgrades and economic pressures. While the allowance on our private label receivable portfolio increased from the prior year, due in part to higher delinquency and charge-off levels as a result of portfolio seasoning, continued deterioration in the U.S. economy including rising unemployment levels and lower recovery rates on defaulted loans, it declined since March 31, 2009. The decline reflects lower dollars of delinquency due in part to lower receivable levels, including the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio. These declines were also the result of an extended seasonal benefit of increased cash available to consumers as a result of various government economic stimulus actions and lower energy costs. This was only partially offset by the impact of continued economic pressures including rising unemployment levels. Excluding the impact of applying SOP 03-3, we experienced a similar trend in the underlying credit trend during the quarter for the GM and UP Portfolios.

The allowance for credit losses as a percentage of net charge-offs (quarter-to-date, annualized) declined to 118.92 percent at June 30, 2009 as compared to 157.36 percent at March 31, 2009 and 120.05 percent at June 30, 2008, as the increase in the net charge-offs outpaced the increase in the allowance for credit losses due largely to credit card receivables and lower reserve requirements on private label receivables.

Reserves for Off-Balance Sheet Credit Risk

We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $166 million, $164 million and $152 million at June 30, 2009, March 31, 2009 and June 30, 2008, respectively. The related provision is recorded as a miscellaneous expense and is a component of operating expenses. Off-balance sheet exposures are summarized in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations.”

HSBC USA Inc.

Delinquency

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Dollars of Delinquency:
Commercial	$681	$328	$193
Consumer:
Residential mortgage	2,230	1,920	1,464
Private label card receivables	634	657	555
Credit card receivables	583	483	86
Auto finance	37	24	4
Other consumer	19	22	22

Total consumer	3,503	3,106	2,131

Total	$4,184	$3,434	$2,324

Delinquency Ratio:
Commercial	1.95%	0.93%	0.48%
Consumer:
Residential mortgage	10.69	8.10	4.86
Private label card receivables	4.21	4.21	3.43
Credit card receivables	4.23	3.44	4.55
Auto finance	1.48	.88	1.76
Other consumer	1.15	1.26	1.10

Total consumer	6.51	5.37	4.23

Total	4.71%	3.68%	2.57%

Our total delinquency ratio increased 103 basis points compared to the prior quarter. The overall increase in delinquency was due to the following:

•	Continued deterioration in the U.S. economy;

•	Significantly higher unemployment rates during the quarter; and

•	Increased delinquency in the credit card and auto finance loans purchased from HSBC Finance as the previously current auto and credit card balances begin to season and the SOP 03-3 balances for credit cards run-off

In addition to the above, our residential mortgage portfolio, which includes our subprime mortgage whole loans held for sale for purposes of delinquency reporting, has continued to experience higher delinquency ratios as a result of continued weakening in the housing industry. Also, lower loan balances for residential mortgage loans, private label cards and credit card receivables as compared to the prior quarter also contributed to the higher delinquency ratios.

During the second quarter of 2009, we experienced a decline in dollars of two-months-and-over contractual delinquency compared to the prior quarter relating to our private label credit card portfolio, due in part to lower receivable levels, including the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio. These declines were also the result of extended seasonal benefit of increased cash available to consumers

HSBC USA Inc.

as a result of various government economic stimulus actions and lower energy costs as well as higher levels of personal bankruptcy filings which results in accounts migrating to charge-off more quickly. This was only partially offset by the impact of continued economic pressures including rising unemployment levels. Excluding the impact of applying SOP 03-3, we experienced a similar trend in the underlying credit trend during the quarter for the GM and UP Portfolios.

Our commercial portfolio experienced higher delinquency ratios due to continued deterioration of economic conditions, as previously discussed.

Compared to June 30, 2008, our delinquency ratio increased 214 basis points at June 30, 2009, largely due to higher residential mortgage, private label card and credit card delinquencies due to the factors described above. A significant factor contributing to the increased dollars of delinquency associated with our credit card portfolios is the impact of the GM and UP Portfolios purchased in January 2009.

Net Charge-offs of Loans

The following table summarizes net charge-off dollars as well as the net charge-off of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Net Charge-off Dollars:
Commercial	$76	$51	$25
Consumer:
Residential mortgage	100	87	54
Private label card receivables	328	314	239
Credit card receivables	238	61	34
Auto finance	20	4	1
Other consumer	22	26	19

Total consumer	708	492	347

Total	$784	$543	$372

Net Charge-off Ratio:
Commercial	0.87%	0.56%	0.27%
Consumer:
Residential mortgage	2.06	1.59	.72
Private label card receivables	8.31	7.77	5.93
Credit card receivables	7.05	1.85	7.37
Auto finance	3.05	0.62	1.59
Other consumer	5.33	5.93	3.84

Total consumer	5.34	3.55	2.76

Total	3.56%	2.37%	1.71%

HSBC USA Inc.

Our net charge-off ratio as a percentage of average loans increased 119 basis points compared to the prior quarter primarily due to higher credit card, private label credit card and residential mortgage charge-offs. Higher net charge-off levels are a result of the following:

•	Higher delinquency levels migrating to charge-off due to:

–	Continued deterioration in the U.S economy and housing markets;

–	Significantly higher unemployment rates; and

–	Portfolio seasoning;

•	Higher levels of bankruptcy filings;

•	Higher loss severities for secured loans; and

•	Lower recovery rates on private label card receivables.

Charge-off dollars and ratios increased in the residential mortgage portfolio reflecting continued weakening in the housing and mortgage industry, including marked decreases in home values in certain markets as well as lower average loans outstanding.

Charge-off levels in our credit card portfolio were positively impacted by the GM and UP Portfolio purchased from HSBC Finance a portion of which were subject to the requirements of SOP 03-3 and recorded at fair value, net of anticipated future losses at the time of acquisition. This resulted in a substantial increase in average credit card receivables outstanding without a corresponding increase in credit card charge-offs. As a result, we anticipate higher levels of net charge-offs in this portfolio in future periods as the GM and UP credit card receivables we purchased in January 2009 which were not subject to the requirements of SOP 03-3 season.

Our auto finance net charge-off ratio benefited from the purchase of $3.0 billion of non-delinquent auto finance receivables from HSBC Finance.

Our net charge-off ratio increased 185 basis points compared to the prior year quarter primarily due to higher charge-offs in our residential mortgage and private label credit card receivables which was partially offset by the impact of higher average credit card and auto finance loans without a correspondingly higher level of charge-off as discussed above. Commercial charge-off dollars and ratios increased due to a higher level of losses in the small business portfolio and an increase in losses in the middle market and commercial real estate portfolios.

HSBC USA Inc.

Nonperforming Assets

Nonperforming assets are summarized in the following table.

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Nonaccrual loans:
Commercial:
Construction and other real estate	$288	$198	$52
Other commercial	301	171	171

Total commercial	589	369	223
Consumer:
Residential mortgages	818	754	441
Credit card receivables	3	2	1
Auto finance	37	24	4

Total consumer loans	858	780	446
Nonaccrual loans held for sale	433	445	418

Total nonaccruing loans	1,880	1,594	1,087
Accruing loans contractually past due 90 days or more:
Total commercial	214	128	62
Consumer:
Residential mortgages	-	-	-
Private label card receivables	456	473	392
Credit card receivables	423	314	62
Auto finance	1	1	1
Other consumer	28	25	18

Total consumer loans	908	813	473
Accruing loans contractually past due 90 days or more held for sale	-	-	-

Total accruing loans contractually past due 90 days or more	1,122	941	535

Total nonperforming loans	3,002	2,535	1,622
Other real estate owned	91	91	73

Total nonperforming assets	$3,093	$2,626	$1,695

Allowance for credit losses as a percent of nonperforming loans(1) Commercial	94.5%	134.6%	137.2%
Consumer	168.8	175.5	152.9

(1)	Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of cost or market.

Increases in nonperforming loans at June 30, 2009 as compared to the prior quarter are primarily related to commercial loans, residential mortgages, and credit card receivables 90 days or more past due and still accruing. Commercial non-accrual loans increased as compared to both the prior quarter and prior year quarter largely due to increases in commercial real estate due to continued deterioration of economic conditions and changes in the financial condition of specific customers. Residential mortgage nonperforming loans increased largely due to deterioration in the housing markets. This increase also relates to a portfolio of higher quality nonconforming residential mortgage loans that we purchased from HSBC Finance in 2003 and 2004 in order to hold in the

HSBC USA Inc.

residential mortgage loan portfolio. Increases in accruing loans past due 90 days or more increased during the quarter primarily relating to the run-off of the SOP 03-3 credit card balances and, as compared to the prior year quarter, a significantly higher portfolio of credit card receivables. Deterioration in the U.S. economy, including rising unemployment rates, also contributed to the increase in nonperforming loans. Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2008 Form 10-K.

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

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Impaired commercial loans:
Balance at end of period	$589	$369	$223
Amount with impairment reserve	304	260	142
Impairment reserve	65	53	44

Criticized Assets

Criticized asset classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades under our allowance for credit losses methodology. The following facility grades are deemed to be criticized. Criticized assets are summarized in the following table.

	Increase/(Decrease) from
		March 31,		June 30,
	June 30,	2009		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Special mention:
Commercial loans	$3,857	$(259)	(6)	1,234	47
Substandard:
Commercial loans	3,491	955	38	2,759	*
Consumer loans	1,856	213	13	889	92

	5,347	1,168	28	3,648	*
Doubtful:
Commercial loans	132	(17)	(11)	81	*

Total	$9,336	$892	11	$4,963	*

*	Not meaningful

HSBC USA Inc.

The increase in criticized commercial loans resulted mainly from further customer credit downgrades in financial institution counterparties as well as real estate and middle market customers. As previously mentioned, downgrades in our commercial real estate portfolio are continuing, particularly for condominium and land loans, as well as hotel and office construction where many construction projects have been delayed. Additionally, middle market has deteriorated across most industry segments and geographies with particular weakness in apparel, auto suppliers and construction. Higher substandard consumer loans were largely driven by our acquisition of the GM and UP Portfolios.

Geographic Concentrations

Regional exposure at June 30, 2009 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
	Estate Loans	Loans	Receivables

New York State	47%	38%	10%
North Central United States	4	9	27
North Eastern United States	11	10	14
Southern United States	21	19	27
Western United States	16	24	22
Other	1	-	-

Total	100%	100%	100%

Liquidity and Capital Resources

Effective liquidity management is defined as making sure we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheets of both HSBC USA Inc. and HSBC Bank USA, National Association to ensure that we are a source of strength for our regulated, deposit-taking banking subsidiaries, as well to address the more limited sources of liquidity available to us. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans.

During 2008 and continuing into 2009, financial markets were extremely volatile. New issue term debt markets were extremely challenging with issues attracting substantially higher rates of interest than had historically been experienced. Credit spreads for all issuers continued to trade at historically wide levels with the most pressure on financial sector spreads. Liquidity for asset backed securities remained tight as spreads remained high, negatively impacting the ability to securitize credit card receivables. The Federal Reserve Board introduced the Term Asset Backed Securities Loan Facility Program (“TALF”) in late 2008 to improve liquidity in asset backed securities. While the on-going financial market disruptions continued to impact credit spreads and liquidity during the first half of 2009, we have seen a significant improvement in liquidity during the second quarter of 2009 and credit spreads have narrowed considerably due to increased market confidence stemming largely from the various government actions taken to restore faith in the capital markets. Large financial institutions are now able to issue longer term debt without government guarantees. Similarly, many non-TALF eligible asset backed securitizations have been issued at favorable rates in the second quarter of 2009.

During 2008 and continuing into 2009, we witnessed the systemic reduction in available liquidity in the market and took steps to reduce our reliance on debt capital markets and to increase deposits. After adjusting for the $6.1 billion of debt acquired with the credit card transfers, we reduced our long term debt by $4.8 billion during the six months ended June 30, 2009. In the latter part of 2008, we had grown deposits in anticipation of the asset transfers and

HSBC USA Inc.

December 31, 2008 balances also benefitted from clients choosing to place their surplus liquidity into banks. Subsequent to December 31, we managed our overall balance sheet downward by reducing low margin investments and deposits, and continuing to manage the overall balance sheet risk.

Interest bearing deposits with banks totaled $10 billion and $16 billion at June 30, 2009 and December 31, 2008, respectively. Balances decreased during the six months ended June 30, 2009 as this excess liquidity was utilized in part to fund the asset purchases from HSBC Finance.

Federal funds sold and securities purchased under agreements to resell totaled $5.2 billion and $10.8 billion at June 30, 2009 and December 31, 2008, respectively. Balances decreased during the six months ended June 30, 2009 as we redeployed surplus liquidity out of repurchase agreements into purchases of short term treasury bills.

Short-term borrowings totaled $8.0 billion and $10.5 billion at June 30, 2009 and December 31, 2008, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.

Deposits decreased to $108.6 billion at June 30, 2009 from $119.0 billion at December 31, 2008. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

Long-term debt increased to $23.4 billion at June 30, 2009 from $22.1 billion at December 31, 2008. The increase in long-term debt during the first half of 2009 was due to the assumption of debt from HSBC Finance relating to the credit card receivable purchases. The following table summarizes issuances and retirements of long term debt during the six months ended June 30, 2009 and 2008:

Six Months Ended June 30,	2009	2008

	(in millions)

Long-term debt issued	$1,275	$2,579
Long-term debt retired	(5,118)	(4,592)

Net long-term debt retired	$(3,843)	$(2,013)

Issuances of long-term debt during the first half of 2009 were $1,275 million and included $1,025 million of medium term notes, $79 million of which was issued by HSBC Bank USA and $250 million of two-year Senior Floating Rate Notes. None of the debt issued in 2009 was guaranteed by the FDIC.

Additionally as part of the purchase of the UP and GM Portfolio from HSBC Finance in January 2009, we assumed $6.1 billion of indebtedness accounted for as secured financings. At June 30, 2009, $3.9 billion was outstanding.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. We are currently authorized to issue up to $12.0 billion, of which $4.1 billion is available. HSBC Bank USA also has a $40.0 billion Global Bank Note Program of which $20.3 billion is available.

As a member of the New York Federal Home Loan Bank (FHLB), we have a secured borrowing facility which is collateralized by residential mortgage loans and investment securities. At June 30, 2009 and December 31, 2008, the facility included $1.0 billion and $2.0 billion, respectively, of borrowings included in long-term debt. The facility also allows access to further borrowings of up to $2.2 billion based upon the amount pledged as collateral with the FHLB.

At June 30, 2009 and December 31, 2008 we had a $2.5 billion unused line of credit with HSBC Bank, plc, an U.K. based HSBC subsidiary to support issuances of commercial paper.

Preferred Equity In April 2009, the preferred stock issued to CT Financial Services Inc. in 1997 was redeemed. See Note 20, “Preferred Stock,” in the consolidated financial statements included in our 2008 Form 10-K for information regarding all outstanding preferred share issues.

Common Equity During the six months ended June 30, 2009, HNAI made 3 capital contributions to us totaling $2.2 billion in exchange for 3 shares of our common stock. Subsequently, we contributed $2.7 billion to HSBC Bank USA in exchange for 3 shares of HSBC Bank USA’s common stock. These capital contributions were to support

HSBC USA Inc.

ongoing operations, including the credit card receivables purchased from HSBC Finance and to maintain capital at levels we believe are prudent in current market conditions.

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

	June 30,	December 31,
	2009	2008

Tier 1 capital to risk weighted assets	8.37%	7.60%
Tier 1 capital to average assets	7.60	5.96
Total equity to total assets	8.62	6.85

We maintain rolling 12 month capital forecasts on a consolidated basis, and for our banking subsidiary. Target capital ratios approved by the board of directors are set above levels established by regulators as “well capitalized”, and are partly based on a review of peer banks. Dividends are generally paid to our parent company, HNAI when available capital exceeds target levels. To the extent that our forecasts indicate that capital will not exceed target levels, we will generally seek a capital infusion from our parent, in accordance with HSBC capital management policy. HUSI’s target capital ratios and capital forecasting are integrated into the capital management process of HSBC.

HSBC USA Inc. and HSBC Bank USA, National Association are required to meet minimum capital requirements by their principal regulators. Risk-based capital amounts and ratios are presented in Note 16, “Regulatory Capital,” in the accompanying consolidated financial statements.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009. we and our ultimate parent, HSBC, committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, we and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. In May 2009, we received further clarification from the Federal Reserve regarding HSBC Bank USA’s regulatory reporting requirements with respect to these capital commitments in that the additional capital requirements, (which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios), should be applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. Capital ratios and amounts reported above at June 30, 2009 reflect this revised regulatory reporting. At June 30, 2009, we have exceeded our committed ratios. In addition to the target capital ratios, we have established an Internal Capital Adequacy Assessment Process (ICAAP). Under ICAAP, capital adequacy is evaluated through the examination of regulatory capital ratios (measured under current and Basel II rules), economic capital and stress testing. The results of the ICAAP are forwarded to HSBC and, to the extent that this evaluation identifies potential capital needs, incorporated into the HSBC capital management process. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital ratios, and fund certain tax planning strategies.

We assumed $6.1 billion of securities backed by credit card receivables in the first quarter of 2009 as part of the credit card receivables purchase from HSBC Finance. For accounting purposes, these transactions were structured as secured financings. Therefore, the receivables and the related debt remain on our balance sheet. At June 30, 2009, private label, other credit card receivables and restricted available for sale investments totaling $5.9 billion secured $4.6 billion of outstanding public debt and conduit facilities. At December 31, 2008, private label receivables totaling $1.6 billion secured $1.2 billion of outstanding debt. At June 30, 2009, we had conduit credit facilities with commercial and investment banks under which our operations may issue securities backed with up to $3.6 billion of private label and credit card receivables. The facilities are renewable at the providers’ option. Our total conduit capacity increased by $2.4 billion during the six months ended June 30, 2009. The increase is primarily the result of

HSBC USA Inc.

the GM and UP credit card receivable purchase and related secured financing conduit facilities completed in the first quarter of 2009. At June 30, 2009, private label and credit card receivables of $2.3 billion were used to collateralize $1.8 billion of funding transactions structured as secured financings under these funding programs. We plan on reducing these facilities during the second half of 2009 due to our strong liquidity position. For the conduit credit facilities that have renewed, credit performance requirements have generally been more restrictive and pricing has increased to reflect the perceived quality of the underlying assets although in the second quarter, we began to witness an easing of such terms. Available for sale investments at June 30, 2009 included $1.2 billion which were restricted for the sole purpose of paying down certain secured financings at the established payment date. There were no restricted available for sale investments at December 31, 2008.

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

In 2008 and continuing into 2009, the market for new securities backed by receivables essentially disappeared as spreads rose to historic highs. Factors affecting our ability to structure collateralized funding transactions as secured financings going forward or to do so at cost-effective rates, include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market’s view of our desirability as an investment and the legal, regulatory, accounting and tax environments governing collateralized funding transactions.

HSBC Bank USA is subject to restrictions that limit the transfer of funds from it to us and our nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s length terms.

HSBC USA Inc.

2009 Funding Strategy Our current range of estimates for funding needs and sources for 2009 are summarized in the following table.

	Actual	Estimated
	January 1	July 1
	through	through	Estimated
	June 30,	December 31,	Full Year
	2009	2009	2009

	(in billions)

Funding needs:
Net loan growth (attrition), excluding asset transfers	$(9)	$(2) - 2	$(11) - (7)
Net asset transfers	9	-	9
Long-term debt maturities	1	5	6
Investment portfolio	4	(2) - 4	2 - 8
Secured financings, including conduit facility maturities	1	1 - 2	2 - 3

Total funding needs	$6	$2 - 13	$8 - 19

Funding sources:
Core deposit growth (attrition)	$6	$1 - 3	$7 - 9
Loan sales	4	- - 2	4 - 6
Long-term debt issuance	1	1 - 3	2 - 4
Short-term funding/investments	(7)	(1) - 3	(8) - (4)
Secured financings, including conduit facility renewals	1	1	2
Other, including capital infusions	1	- - 1	1 - 2

Total funding sources	$6	$2 - 13	$8 - 19

The above table reflects a long-term funding strategy. Should market conditions worsen, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. Our prospects for growth are dependent upon access to the global capital markets and our ability to attract and retain deposits. Although we issued debt in 2008 under the FDIC’s Debt Guarantee Program, we anticipate any future long-term debt issuance to occur without such guarantee. Deposits are expected to grow as we continue to expand our core domestic banking network. We continue to seek well-priced and stable customer deposits as customers move funds to larger, well-capitalized institutions due to a volatile market.

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

HSBC USA Inc.

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

	Balance at June 30, 2009
	One	Over One	Over		Balance at
	Year	through	Five		December 31,
	or Less	Five Years	Years	Total	2008

	(In millions)

Standby letters of credit, net of participations(1)	$5,535	$2,232	$103	$7,870	$8,244
Commercial letters of credit	566	100	-	666	634
Credit derivatives considered guarantees(2)	51,165	289,431	73,044	413,640	493,583
Other commitments to extend credit:
Commercial(3)	48,852	2,990	59	51,901	56,059
Consumer	7,425	-	-	7,425	9,306

Total	$110,416	$293,237	$75,986	$481,502	$567,826

(1)	Includes $741 million and $732 million issued for the benefit of HSBC affiliates at June 30, 2009 and December 31, 2008, respectively.

(2)	Includes $72,348 million and $103,409 million issued for the benefit of HSBC affiliates at June 30, 2009 and December 31, 2008, respectively.

We provide liquidity support to a number of multi-seller and single seller asset backed commercial paper conduits (“ABCP conduits”). The tables below present information on our liquidity facilities with ABCP conduits at June 30, 2009. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates its expected loss exposure. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” for additional information on these ABCP conduits.

		Conduit		Conduit
	Maximum	Assets(1)	Weighted	Funding(1)	Weighted
	Exposure	Total	Average Life	Commercial	Average Life
Conduit Type	to Loss	Assets	(Months)	Paper	(Days)

	(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$9,598	$6,725	38	$5,613	25
Third-party sponsored:
Single-seller	462	10,398	44	1,808	35

Total	$10,060	$17,123		$7,421

(1)	For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

HSBC USA Inc.

	Average
	Asset	Average Credit Quality(1)
Asset Class	Mix	AAA	AA+/AA	A	A-	BBB-	BB/BB-

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	52%	41%	12%	27%	13%	2%	5%
Trade receivables	12	35	21	38	6	-	-
Credit card receivables	17	43	-	57	-	-	-
Other securities	9	-	-	-	-	-	100
Capital calls	2	-	-	100	-	-	-
Equipment loans	3	100	-	-	-	-	-
Auto dealer floor plan loans	5	-	-	21	-	79	-

Total	100%	36%	8%	32%	7%	5%	12%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	87%	95%	5%	-%	-%	-%	-%
Loans and trade receivables:
Auto loans and leases	13	-	-	-	100	-	-

Total	100%	82%	5%	-%	13%	-%	-%

(1)	Credit quality is based on Standard and Poor’s ratings at June 30, 2009 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the first half of 2009, U.S. asset backed commercial paper volumes declined as large bank multi-seller conduit sponsors rationed available liquidity and some smaller banks and non-bank sponsors exited the market. The decline in ABCP outstandings coupled with the government provided support programs like the Asset-Backed Commercial Paper Money Market Fund Liquidity Facility (“AMLF”) and the Commercial Paper Funding Facility (“CPFF”) have led to greater investor liquidity for the large bank sponsors that are attracting demand from active money fund investors. The improved demand for higher quality ABCP program has led to an improved tone in the market and less volatility in issuance spreads.

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

HSBC USA Inc.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in the second quarter of 2008, we hold $246 million of long term securities and provide an $82 million Margin Funding Facility. As of June 30, 2009, approximately $22 million of the Margin Funding Facility was drawn and the $246 million of securities were still held. As of December 31, 2008, approximately $77 million of the Margin Funding Facility was drawn and the $246 million of securities were held.

As of June 30, 2009 and December 31, 2008, other than the Margin Funding Facilities referenced above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements referenced. However, we hold $10 million of long term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

In addition to the facilities provided to ABCP conduits, we also provide a $29 million liquidity facility to a third-party sponsored multi-seller structured investment vehicle (SIV). This SIV and our involvement with it is more fully described in Note 17, “Special Purpose Entities,” of the accompanying consolidated financial statements. At June 30, 2009 and December 31, 2008, this facility was fully funded and is recorded in loans on our balance sheet. The funded amount related to this liquidity facility was considered in the determination of our allowance for loan losses and a specific reserve has been established against this facility in accordance with our credit policies.

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

Fair Value

FAS 157 requires a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of own credit risk accounted for an increase of $398 million and $259 million in the fair value of financial liabilities for the three and six month periods ended June 30, 2009, respectively, as compared with an increase of $67 million and a decrease of $107 million in the fair value of financial liabilities for the corresponding prior year periods.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the six months ended June 30, 2009 should not be considered indicative of the results for any future period.

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

HSBC USA Inc.

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

Fair Value Hierarchy

FAS 157 establishes a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability. FAS 157 distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants’ assumptions. It emphasizes the use of valuation methodologies that maximize observable market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of our valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment and may change over time as market conditions evolve. We consider the following factors in developing the fair value hierarchy:

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

HSBC USA Inc.

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of June 30, 2009 and December 31, 2008, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage whole loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Level 3 Measurements

The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008

	(dollars are in millions)

Level 3 assets(1),(2)	$10,266	$12,081
Total assets measured at fair value(3)	127,821	192,222
Level 3 liabilities	2,970	2,845
Total liabilities measured at fair value(1)	92,812	158,710
Level 3 assets as a percent of total assets measured at fair value	8.0%	6.3%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.2%	1.8%

(1)	Presented without FIN 39, “Offsetting of Amounts Relating to Certain Contracts,” netting.

(2)	Includes $8,730 million of recurring Level 3 assets and $1,536 million of non-recurring Level 3 assets at June 30, 2009 and $10,670 million of recurring Level 3 assets and $1,411 million of non-recurring Level 3 assets at December 31, 2008.

(3)	Includes $125,905 million of assets measured on a recurring basis and $1,916 million of assets measured on a non-recurring basis at June 30, 2009 and $189,756 million of non-recurring Level 3 assets and $2,466 million of non-recurring Level 3 assets at December 31, 2008.

HSBC USA Inc.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in 2007 and continuing into 2009, the creditworthiness of the monoline insurers has deteriorated significantly. As a result, we made a $158 million and $802 million negative credit risk adjustment to the fair value of our credit default swap contracts which is reflected in trading (losses) revenues for the six months ended June 30, 2009 and 2008, respectively. We have recorded a cumulative credit adjustment reserve of $1,007 million against our monoline exposure as of June 30, 2009.

Loans As of June 30, 2009 and December 31, 2008, we have classified $990 million and $1,278 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $66 million and $155 million for such mortgage loans during the three and six months ended June 30, 2009 as compared to $125 million and $241 million in the year-ago periods. The changes in fair value are recorded as other revenues (losses) in the consolidated statement of (loss) income.

Material Additions to and Transfers Into (Out of) Level 3 Measurements

During the six months ended June 30, 2009, we transferred $335 million of mortgage and other asset backed securities and $345 million of corporate bonds from Level 2 to Level 3 as the availability of observable inputs continued to decline. In addition, we transferred $40 million of credit derivatives from Level 2 to Level 3. See Note 19, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the six months ended June 30, 2008 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

In the second quarter of 2009, we transferred $288 million of auto finance loans to held for sale. As of June 30, 2009 these auto finance loans held for sale are classified as non-recurring Level 3 financial assets, and are accounted for on a lower of cost or fair value basis.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities

The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of June 30, 2009:

Asset-backed securities backed by consumer finance collateral:

			Prime		Alt-A		Sub-prime
Credit quality of collateral:			Prior to	After	Prior to	After	Prior to	After
Year of issuance:		Total	2006	2006	2006	2006	2006	2006

		(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$197	$-	$-	$1	$193	$3	$-
	Auto loans	33	-	-	33	-	-	-
	Student loans	39	-	-	39	-	-	-
	Residential mortgages	1,289	53	-	798	142	296	-
	Commercial mortgages	878	-	-	80	798	-	-
	Not specified	27	-	-	27	-	-	-

	Total AAA	2,463	53	-	978	1,133	299	-
AA	Home equity loans	10	-	-	1	9	-	-
	Residential mortgages	28	-	-	28	-	-	-

	Total AA	38	-	-	29	9	-	-
A	Home equity loans	119	-	-	-	119	-	-
	Auto loans	40	-	-	40	-	-	-
	Residential mortgages	45	-	-	-	41	-	4

	Total A	204	-	-	40	160	-	4
BBB	Home equity loans	33	-	-	5	27	1	-
	Residential mortgages	72	-	-	-	72	-	-
	Not specified	-	-	-	-	-	-	-

	Total BBB	105	-	-	5	99	1	-
BB	Residential mortgages	103	-	-	-	103	-	-
	Not specified	35	-	-	35	-	-	-

	Total BB	138	-	-	35	103	-	-
B	Home equity loans	-	-	-	-	-	-	-
	Residential mortgages	103	-	-	24	68	-	11

	Total B	103	-	-	24	68	-	11
CCC	Home equity loans	-	-	-	-	-	-	-
	Residential mortgages	112	-	-	8	100	4	-

	Total CCC	112	-	-	8	100	4	-
CC	Home equity loans	28	-	-	-	28	-	-

D	Home equity loans	4	-	-	-	4	-	-

Unrated	Residential mortgages	4	-	-	4	-	-	-

		$3,199	$53	$-	$1,123	$1,704	$304	$15

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:			A or Higher	BBB	BB/B	CCC	Unrated

Rating of securities:	Collateral type:
AAA	Corporate loans	$220	$-	$-	$220	$-	$-
	Commercial mortgages	198	-	-	140	58	-
	Trust preferred	205	-	205	-	-	-
	Aircraft leasing	43	-	-	-	-	43
	Others	-	-	-	-	-	-

		666	$-	$205	$360	$58	$43

	Total asset-backed securities	$3,865

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $479 million or a decrease of the overall fair value measurement of approximately $477 million as of June 30, 2009. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

HSBC USA Inc.

In the first quarter of 2009, significant steps were undertaken to further strengthen our risk management organization, including the appointment of an HSBC North America Holdings Inc. Chief Risk Officer and the creation of a distinct, cross-disciplinary risk organization and integrated risk function. Otherwise, there were no significant changes to the policies or approach for managing various types of risk as disclosed in our 2008 Form 10-K, although we continue to monitor current market conditions and will adjust risk management policies and procedures as deemed necessary. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.

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

	June 30,	December 31,
	2009	2008

	(In millions)

Risk associated with derivative contracts:
Total credit risk exposure	$62,601	$102,342
Less: collateral held against exposure	3,586	8,228

Net credit risk exposure	$59,015	$94,114

Liquidity Risk Management There have been no material changes to our approach towards liquidity risk management during the first half of 2009. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K for a more complete discussion of our approach to liquidity risk.

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

Our liquidity management approach includes increased deposits, potential sales (e.g. residential mortgage loans), and securitizations/conduits (e.g. credit cards) in liquidity contingency plans. Total deposits decreased $10,443 million during the six months ended June 30, 2009. Online savings account balances increased $1,018 million and $1,674 million during the six months ended June 30, 2009 and 2008, respectively. Online certificate of deposit decreased $356 million and $5 million during the six months ended June 30, 2009 and 2008, respectively. Online certificate of deposit is a new product introduced in September of 2007. Given our overall liquidity position, in the first half of 2009, we have managed down low margin commercial and institutional deposits in order to maximize profitability.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At June 30, 2009, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(*)

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA-	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA	AA	AA

*	Dominion Bond Rating Service.

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

Interest Rate Risk Management Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K under the caption “Risk Management.” There have been no material changes to our approach towards interest rate risk management during the first half of 2009.

Present Value of a Basis Point (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008

	(in millions)

Institutional PVBP movement limit	$6.5	$6.5
PVBP position at period end	1.1	4.3

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008

	(values as a percentage)

Institutional economic value of equity limit	+/−20	+/−20
Projected change in value (reflects projected rate movements on January 1, 2009):
Change resulting from an immediate 200 basis point increase in interest rates	(4)	(2)
Change resulting from an immediate 200 basis point decrease in interest rates	(4)	(18)

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

HSBC USA Inc.

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

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%

	(dollars are in millions)

Projected change in net interest income (reflects projected rate movements on January 1, 2009):
Institutional base earnings movement limit		(10)		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	(45)	(1)	$(56)	(1)
Change resulting from a gradual 100 basis point decrease in the yield curve	14	-	(3)	-
Change resulting from a gradual 200 basis point increase in the yield curve	(106)	(2)	(146)	(3)
Change resulting from a gradual 200 basis point decrease in the yield curve	35	1	(18)	-
Other significant scenarios monitored (reflects projected rate movements on January 1, 2009):
Change resulting from an immediate 100 basis point increase in the yield curve	(78)	(2)	(102)	(2)
Change resulting from an immediate 100 basis point decrease in the yield curve	27	1	(16)	-
Change resulting from an immediate 200 basis point increase in the yield curve	(165)	(3)	(322)	(6)
Change resulting from an immediate 200 basis point decrease in the yield curve	(20)	-	(101)	(2)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of June 30, 2009, we had an available-for-sale securities portfolio of approximately $29 billion with a net negative mark-to-market of $641 million included in tangible common equity of $11 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $199 million to a net loss of $840 million with the following results on the tangible capital ratios. As of December 31, 2008, we had an available-for-sale securities portfolio of approximately $25 billion with a net negative mark-to-market of $651 million included in tangible common equity of $9 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $137 million to a net loss of $788 million with the following results on the tangible capital ratios.

HSBC USA Inc.

	June 30, 2009		December 31, 2008
	Actual	Proforma(1)	Actual	Proforma(1)

Tangible common equity to tangible assets	6.58%	6.47%	5.06%	4.96%
Tangible common equity to risk weighted assets	7.07	6.94	6.58	6.45

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

Market Risk Management There have been no material changes to our approach towards market risk management during the first half of 2009. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K for a more complete discussion of our approach to market risk.

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

Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased with the intent of selling them, and within the mortgage banking subsidiary included within the PFS business segment. Portfolios include foreign exchange, derivatives, precious metals (i.e., gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The following table summarizes trading VAR for the three months ended June 30, 2009:

	June 30,	Six Months Ended June 30, 2009			December 31,
	2009	Minimum	Maximum	Average	2008

	(in millions)

Total trading	$73	$46	$120	$79	$52
Equities	1	-	2	1	1
Foreign exchange	2	1	10	3	2
Interest rate directional and credit spread	53	35	82	52	44

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during calendar year 2008. Market risk-related Treasury trading revenues include realized and

HSBC USA Inc.

unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the six months ended June 30, 2009 shows that the largest daily gain was $83 million and the largest daily loss was $48 million.

	Below	$(10)	$0 to	$10 to	Over
Ranges of Daily Treasury Trading Revenue Earned from Market Risk-Related Activities	$(10)	to $0	$10	$20	$20

	(in millions)

Three months ended June 30, 2009:
Number of trading days market risk-related revenue was within the stated range	16	20	18	6	3
Six months ended June 30, 2009:
Number of trading days market risk-related revenue was within the stated range	23	36	35	21	9

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

The following table summarizes non-trading VAR for the three months ended June 30, 2009, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	June 30,	Three Months Ended June 30, 2009			December 31,
	2009	Minimum	Maximum	Average	2008

	(in millions)

Interest rate	$137	$76	$154	$113	$92

Trading Activities — HSBC Mortgage Corporation (USA) HSBC Mortgage Corporation (USA) is a mortgage banking subsidiary of HSBC Bank USA. Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.

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

	June 30,	December 31,
	2009	2008

	(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1):
Value of hedged MSRs portfolio	$434	$333
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)	(16)
Calculated change in net market value	(6)	(6)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	(6)	-
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	(18)	(10)

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during calendar year 2008. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the six months ended June 30, 2009.

	Below	$(2) to	$0 to	$2 to	Over
Ranges of Mortgage Economic Value from Market Risk-Related Activities	$(2)	$0	$2	$4	$4

	(in millions)

Number of trading weeks market risk-related revenue was within the stated range	10	3	2	3	8

Operational Risk There have been no material changes to our approach towards operational risk management during the first half of 2009.

Fiduciary Risk There have been no material changes to our approach towards fiduciary risk management during the first half of 2009.

Reputational Risk There have been no material changes to our approach towards reputational risk management during the first half of 2009.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarter to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three Months Ended June 30,
	2009			2008
	Balance	Interest	Rate*	Balance	Interest	Rate*

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$11,269	$9	0.31%	$5,870	$41	2.80%
Federal funds sold and securities purchased under resale agreements	9,120	14	0.61	8,665	51	2.36
Trading assets	4,608	51	4.45	10,112	138	5.49
Securities	24,511	227	3.71	25,540	334	5.27
Loans:
Commercial	36,172	328	3.63	38,608	433	4.53
Consumer:
Residential mortgages	18,439	232	5.06	28,111	364	5.19
HELOCs and home equity mortgages	4,524	36	3.28	4,518	54	4.84
Private label card receivables	15,840	411	10.40	16,211	419	10.39
Credit cards	13,538	317	9.38	1,858	38	8.21
Auto finance	2,624	119	18.21	251	4	5.82
Other consumer	1,699	17	4.11	2,034	47	9.38

Total consumer	56,664	1,132	7.82	52,983	926	7.02

Total loans	92,836	1,460	6.32	91,591	1,359	5.97

Other	8,862	12	0.55	9,673	62	2.56

Total earning assets	151,206	$1,773	4.71%	151,451	$1,985	5.27%

Allowance for credit losses	(3,666)			(1,679)
Cash and due from banks	2,478			2,596
Other assets	23,074			27,584

Total assets	$173,092			$179,952

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$47,006	$148	1.27%	$46,034	$232	2.02%
Other time deposits	19,472	103	2.11	25,704	213	3.34
Deposits in foreign offices:
Foreign banks deposits	9,709	3	0.11	13,061	62	1.92
Other interest bearing deposits	15,061	13	0.33	13,679	74	2.17

Total interest bearing deposits	91,248	267	1.17	98,478	581	2.37

Short-term borrowings	9,198	16	0.69	11,352	68	2.41
Long-term debt	23,826	209	3.53	25,666	239	3.74

Total interest bearing liabilities	124,272	492	1.59	135,496	888	2.64

Net interest income/Interest rate spread		$1,281	3.12%		$1,097	2.64%

Noninterest bearing deposits	20,193			13,702
Other liabilities	14,938			18,940
Total shareholders’ equity	13,689			11,814

Total liabilities and shareholders’ equity	$173,092			$179,952

Net interest margin on average earning assets			3.40%			2.91%
Net interest margin on average total assets			2.97%			2.45%

*	Rates are calculated on unrounded numbers.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended June 30, 2009 and 2008 included fees of $32 million and $8 million, respectively.

The following table shows the quarter to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Six Months Ended June 30,
	2009			2008
	Balance	Interest	Rate*	Balance	Interest	Rate*

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$11,604	$16	0.28%	$5,962	$86	2.91%
Federal funds sold and securities purchased under resale agreements	9,553	30	0.64	9,345	137	2.95
Trading assets	4,777	110	4.66	11,044	296	5.38
Securities	25,176	510	4.08	25,179	645	5.14
Loans:
Commercial	36,876	653	3.57	37,603	943	5.04
Consumer:
Residential mortgages	19,258	492	5.15	29,440	758	5.17
HELOCs and home equity mortgages	4,539	76	3.36	4,472	119	5.39
Private label card receivables	16,214	825	10.26	16,487	847	10.34
Credit cards	13,338	669	10.11	1,830	74	8.17
Auto finance	2,609	234	18.11	276	8	5.74
Other consumer	1,758	59	6.72	2,066	98	9.62

Total consumer	57,716	2,355	8.03	54,571	1,904	7.02

Total loans	94,592	3,008	6.41	92,174	2,847	6.21
Other	9,138	24	0.51	9,323	144	3.11

Total earning assets	154,840	$3,698	4.82%	153,027	$4,155	5.46%

Allowance for credit losses	(3,362)			(1,600)
Cash and due from banks	2,550			2,653
Other assets	25,336			30,203

Total assets	$179,364			$184,283

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$46,822	$323	1.39%	$44,783	$519	2.33%
Other time deposits	20,096	222	2.23	25,904	499	3.87
Deposits in foreign offices:
Foreign banks deposits	10,684	6	0.11	14,300	185	2.60
Other interest bearing deposits	15,673	29	0.38	13,675	178	2.62

Total interest bearing deposits	93,275	580	1.25	98,662	1,381	2.81

Short-term borrowings	9,979	34	0.70	12,382	167	2.71
Long-term debt	25,175	447	3.58	26,511	541	4.10

Total interest bearing liabilities	128,429	1,061	1.67	137,555	2,089	3.05

Net interest income/Interest rate spread		$2,637	3.15%		$2,066	2.41%

Noninterest bearing deposits	20,574			14,171
Other liabilities	16,682			20,965
Total shareholders’ equity	13,679			11,592

Total liabilities and shareholders’ equity	$179,364			$184,283

Net interest margin on average earning assets			3.43%			2.72%
Net interest margin on average total assets			2.96%			2.25%

*	Rates are calculated on unrounded numbers.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the six months ended June 30, 2009 and 2008 included fees of $44 million and $16 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the captions “Interest Rate Risk Management” and “Trading Activities” of this Form 10-Q.

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

There has been no significant change in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Credit Card Litigation

Since June 2005, HSBC Bank USA, HSBC Finance, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery and motion practice. At this time, we are unable to quantify the potential impact from this action, if any.

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

HSBC USA Inc.
(Registrant)

/s/  Gerard Mattia
Gerard Mattia
Senior Executive Vice President and
Chief Financial Officer

Date: August 3, 2009

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