Form 10-Q
period 2009-09-30
HSBC USA INC /MD/
filed 2009-11-10
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
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

As of October 31, 2009, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

Form 10-Q

HSBC USA Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Interest income:
Loans	$1,370	$1,423	$4,378	$4,270
Securities	233	313	731	943
Trading assets	52	139	162	435
Short-term investments	21	100	68	323
Other	12	54	35	198

Total interest income	1,688	2,029	5,374	6,169

Interest expense:
Deposits	224	575	804	1,956
Short-term borrowings	16	60	51	227
Long-term debt	188	225	634	766

Total interest expense	428	860	1,489	2,949

Net interest income	1,260	1,169	3,885	3,220
Provision for credit losses	1,006	658	3,247	1,762

Net interest income after provision for credit losses	254	511	638	1,458

Other revenues:
Credit card fees	333	215	1,032	653
Other fees and commissions	201	192	652	539
Trust income	30	44	92	114
Trading revenue (loss)	353	(122)	351	(947)
Net other-than-temporary impairment losses(1)	(26)	(180)	(84)	(204)
Other securities gains (losses), net	5	2	299	76
Servicing and other fees from HSBC affiliates	24	30	95	109
Residential mortgage banking revenue	15	13	139	64
Gain (loss) on instruments designated at fair value and related derivatives	44	111	(201)	121
Other income (loss)	(84)	(35)	(154)	(191)

Total other revenues	895	270	2,221	334

Operating expenses:
Salaries and employee benefits	280	329	873	971
Support services from HSBC affiliates	387	300	1,228	891
Occupancy expense, net	59	72	211	201
Other expenses	193	268	668	651

Total operating expenses	919	969	2,980	2,714

Income (loss) before income tax expense (benefit)	230	(188)	(121)	(922)
Income tax expense (benefit)	69	(52)	56	(334)

Net Income (loss)	$161	$(136)	$(177)	$(588)

(1)	During the three and nine months ended September 30, 2009, $28 million and $188 million, respectively, of gross other-than-temporary impairment (“OTTI”) losses on securities available-for-sale were recognized, of which $2 million and $104 million, respectively, were recognized in accumulated other comprehensive income (loss) (“AOCI”).

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2009	2008

	(in millions)

Assets
Cash and due from banks	$2,571	$2,972
Interest bearing deposits with banks	18,504	15,940
Federal funds sold and securities purchased under agreements to resell	4,463	10,813
Trading assets	24,848	31,292
Securities available-for-sale	29,563	24,908
Securities held to maturity (fair value of $2.9 billion at September 30, 2009 and at December 31, 2008)	2,792	2,875
Loans	82,566	81,113
Less – allowance for credit losses	(3,867)	(2,397)

Loans, net	78,699	78,716

Loans held for sale (includes $1.1 billion and $1.0 billion designated under fair value option at September 30, 2009 and December 31, 2008, respectively)	2,803	4,431
Properties and equipment, net	531	559
Intangible assets, net	429	374
Goodwill	2,647	2,647
Other assets	7,659	10,042

Total assets	$175,509	$185,569

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$17,487	$17,663
Interest bearing (includes $3.9 billion and $2.3 billion designated under fair value option at September 30, 2009 and December 31, 2008, respectively)	69,152	67,903
Deposits in foreign offices:
Noninterest bearing	1,243	922
Interest bearing	27,667	32,550

Total deposits	115,549	119,038

Short-term borrowings	8,259	10,495
Long-term debt (includes $4.6 billion and $2.6 billion designated under fair value option at September 30, 2009 and December 31, 2008, respectively)	21,432	22,089

Total debt	145,240	151,622

Trading liabilities	10,510	16,323
Interest, taxes and other liabilities	4,563	4,907

Total liabilities	160,313	172,852

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 and 709 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	-	-
Additional paid-in capital	13,807	11,694
Retained earnings	28	245
Accumulated other comprehensive loss	(204)	(787)

Total common shareholder’s equity	13,631	11,152

Total shareholders’ equity	15,196	12,717

Total liabilities and shareholders’ equity	$175,509	$185,569

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30,	2009	2008

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-

Additional paid-in capital
Balance at beginning of period	11,694	8,123
Capital contributions from parent	2,167	1,460
Return of capital on preferred shares issued to CT Financial Services, Inc.	(55)	-
Employee benefit plans and other	1	11

Balance at end of period	13,807	9,594

Retained earnings
Balance at beginning of period	245	1,901
Adjustment to initially apply fair value measurement and fair value option accounting, net of tax	-	113
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	15	-

Balance at beginning of period, as adjusted	260	2,014
Net loss	(177)	(588)
Cash dividends declared on preferred stock	(55)	(60)

Balance at end of period	28	1,366

Accumulated other comprehensive income (loss)
Balance at beginning of period	(787)	(352)
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	(15)	-

Balance at beginning of period, as adjusted	(802)	(352)
Net change in unrealized gains (losses), net of tax on:
Securities available-for-sale not other-than-temporarily impaired	502	(355)
Other-than-temporarily impaired debt securities available-for-sale (includes $188 million of gross OTTI losses less $84 million of gross losses recognized in other revenues)	(60)	-
Derivatives classified as cash flow hedges	148	(14)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and post-retirement benefits, net of tax	8	6
Foreign currency translation adjustments, net of tax	-	(2)

Other comprehensive income (loss), net of tax	598	(365)

Balance at end of period	(204)	(717)

Total shareholders’ equity	$15,196	$11,808

Comprehensive income (loss)
Net loss	$(177)	$(588)
Other comprehensive income (loss), net of tax	598	(365)

Comprehensive income (loss)	$421	$(953)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2009	2008

	(in millions)

Cash flows from operating activities
Net income (loss)	$(177)	$(588)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253	244
Provision for credit losses	3,247	1,762
Other-than-temporarily impaired available-for-sale securities	84	204
Net change in other assets and liabilities	1,101	(1,249)
Net change in loans held for sale	1,879	1,702
Loans attributable to tax refund anticipation loans program:
Originations of loans	(9,020)	(12,628)
Sales of loans to HSBC Finance, including premium	9,031	12,641
Net change in trading assets and liabilities	1,142	2,991
Mark-to-market on financial instruments designated at fair value and related derivatives	193	(243)
Net change in fair value of derivatives and hedged items	33	(259)

Net cash provided by operating activities	7,766	4,577

Cash flows from investing activities
Net change in interest bearing deposits with banks	(2,564)	848
Net change in federal funds sold and securities purchased under agreements to resell	6,350	(1,928)
Securities available-for-sale:
Purchases of securities available-for-sale	(32,299)	(8,273)
Proceeds from sales of securities available-for-sale	16,911	3,026
Proceeds from maturities of securities available-for-sale	11,215	4,415
Securities held to maturity:
Purchases of securities held to maturity	(152)	(383)
Proceeds from maturities of securities held to maturity	235	433
Change in loans:
Originations, net of collections	35,023	13,864
Recurring loan purchases from HSBC Finance	(27,624)	(17,804)
Cash paid on bulk purchase of loans from HSBC Finance	(8,821)	-
Loans sold to third parties	3,997	4,959
Net cash used for acquisitions of properties and equipment	(24)	(53)
Other, net	234	(21)

Net cash provided by (used in) investing activities	2,481	(917)

Cash flows from financing activities
Net change in deposits	(3,677)	5,677
Net change in short-term borrowings	(2,236)	(3,048)
Change in long-term debt:
Issuance of long-term debt	3,022	3,463
Repayment of long-term debt	(9,396)	(9,493)
Debt issued by consolidated VIE	(419)	-
Capital contribution from parent	2,167	1,460
Return of capital on preferred shares issued to CT Financial Services, Inc.	(55)	-
Other increases in capital surplus	1	11
Preferred dividends paid	(55)	(60)

Net cash used in financing activities	(10,648)	(1,990)

Net change in cash and due from banks	(401)	1,670
Cash and due from banks at beginning of period	2,972	3,567

Cash and due from banks at end of period	$2,571	$5,237

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$511	$699

Assumption of indebtedness from HSBC Finance related to the bulk loan purchase	$6,077	$-

Transfer of receivables to real estate owned	$3	$17

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page

1	Organization and Basis of Presentation	7
2	Restructuring Activities	8
3	Trading Assets and Liabilities	8
4	Securities	9
5	Loans	17
6	Allowance for Credit Losses	20
7	Loans Held for Sale	21
8	Intangible Assets	22
9	Goodwill	23
10	Derivative Financial Assets	24
11	Fair Value Option	31
12	Income Taxes	34
13	Pension and Other Postretirement Benefits	37
14	Related Party Transactions	38
15	Business Segments	43
16	Regulatory Capital	47
17	Special Purpose Entities	48
18	Guarantee Arrangements and Pledged Assets	52
19	Fair Value Measurements	56
20	New Accounting Pronouncements	68

1.  Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively “HUSI”), including its principal subsidiary HSBC Bank USA, National Association (“HSBC Bank USA”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC USA Inc. may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Subsequent events have been evaluated through November 10, 2009, the date this Form 10-Q was issued and filed with the U.S. Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

During the first quarter of 2009, we adopted new disclosure requirements related to derivative instruments, hedging activities and fair value of financial instruments. Additionally, effective January 1, 2009, we early adopted new accounting guidance related to the recognition and presentation of other-than-temporarily impaired debt securities as well as new accounting guidance related to determining fair value when there has been a decrease in the volume and level of market activities and new accounting guidance related to identifying transactions in the marketplace that are not considered to be orderly. See Note 20, “New Accounting Pronouncements” for further details and related impacts.

HSBC USA Inc.

2.  Restructuring Activities

We continue to review our expense base in an effort to create a more streamlined organization, reduce expense growth and provide for future business initiatives. This review includes improving workforce management, consolidating certain functions where appropriate and increasing the use of global resourcing initiatives. The following summarizes the changes in the severance accrual relating to these activities during the three and nine months ended September 30, 2009 and 2008:

	2009	2008

	(in millions)

Three months ended September 30:
Balance at beginning of period	$11	$6
Costs recorded during the period	-	10
Costs paid during the period	(2)	(3)

Balance at end of period	$9	$13

Nine months ended September 30:
Balance at beginning of period,	$19	$12
Costs recorded during the period	3	16
Costs paid during the period	(13)	(15)

Balance at end of period	$9	$13

Also in November 2008, we announced that we would exit the wholesale/correspondent channel of our Residential Mortgage business and focus our attention on our retail sales channel. In connection with this decision, we recorded expense of $3 million relating to one-time termination benefits of which approximately $2 million has been paid through September 30, 2009. The remaining $1 million was reversed in the third quarter of 2009. No additional charges relating to this decision are anticipated in future periods.

3.  Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	September 30,	December 31,
	2009	2008

	(in millions)

Trading assets:
U.S. Treasury	$266	$27
U.S. Government agency	22	271
U.S. Government sponsored enterprises(1)	18	521
Asset backed securities	1,684	1,698
Corporate and foreign bonds	1,878	1,614
Other securities	759	982
Precious metals	8,587	4,905
Fair value of derivatives	11,634	21,274

	$24,848	$31,292

Trading liabilities:
Securities sold, not yet purchased	$524	$406
Payables for precious metals	2,205	1,599
Fair value of derivatives	7,781	14,318

	$10,510	$16,323

(1)	Includes mortgage backed securities of $14 million and $328 million issued or guaranteed by the Federal National Mortgage Association (FNMA) and mortgage backed securities of $4 million and $193 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) at September 30, 2009 and December 31, 2008, respectively.

HSBC USA Inc.

At September 30, 2009 and December 31, 2008, the fair value of derivatives included in trading assets have been reduced by $3.2 billion and $6.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At September 30, 2009 and December 31, 2008, the fair value of derivatives included in trading liabilities have been reduced by $7.4 billion and $11.8 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

4.  Securities

The amortized cost and fair value of the securities available-for-sale and securities held to maturity portfolios are summarized in the following tables.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Securities(5)	Gains(5)	Losses(5)	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$9,058	$-	$94	$(12)	$9,140
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	62	-	-	(3)	59
Direct agency obligations	303	-	4	(1)	306
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,197	-	140	(3)	4,334
Collateralized mortgage obligations	6,746	-	111	(9)	6,848
Direct agency obligations	1,502	-	18	(8)	1,512
Obligations of U.S. states and political subdivisions	726	-	27	(1)	752
Asset backed securities collateralized by:
Residential mortgages	1,139	(79)	1	(151)	910
Commercial mortgages	986	-	3	(31)	958
Home equity	665	(25)	-	(245)	395
Auto	70	-	-	(1)	69
Student loans	36	-	-	(5)	31
Other	23	-	1	-	24
Other domestic debt securities(2)	868	-	10	(14)	864
Foreign debt securities(2)	2,455	-	45	-	2,500
Equity securities(3)	852	-	9	-	861

Total available-for-sale securities	$29,688	$(104)	$463	$(484)	$29,563

Securities held to maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,858	$-	$129	$-	$1,987
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	118	-	14	-	132
Collateralized mortgage obligations	348	-	30	-	378
Obligations of U.S. states and political subdivisions	177	-	9	-	186
Asset backed securities collateralized by:
Residential mortgages	191	-	-	(26)	165
Foreign debt securities	100	-	-	-	100

Total held-to-maturity securities	$2,792	$-	$182	$(26)	$2,948

HSBC USA Inc.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

		(in millions)

Securities available-for-sale:
U.S. Treasury	$3,544	$154	$(12)	$3,686
U.S. Government sponsored enterprises(1)	11,271	187	(96)	11,362
U.S. Government agency issued or guaranteed	5,746	135	(6)	5,875
Obligations of U.S. states and political subdivisions	699	2	(31)	670
Asset-backed securities	3,462	-	(987)	2,475
Other domestic debt securities	144	7	(7)	144
Foreign debt securities	641	13	(9)	645
Equity securities(3)	52	-	(1)	51

Total	$25,559	$498	$(1,149)	$24,908

Securities held to maturity:
U.S. Government sponsored enterprises(4)	$1,892	$73	$(7)	$1,958
U.S. Government agency issued or guaranteed	495	23	(2)	516
Obligations of U.S. states and political subdivisions	217	8	(5)	220
Asset-backed securities	185	1	(31)	155
Foreign debt securities	86	-	-	86

Total	$2,875	$105	$(45)	$2,935

(1)	Includes securities at amortized cost of $40 million and $5.1 billion issued or guaranteed by the Federal National Mortgage Association (“FNMA”) at September 30, 2009 and December 31, 2008, respectively, and $22 million and $5.9 billion issued or guaranteed by Federal Home Loan Mortgage Corporation (“FHLMC”) at September 30, 2009 and December 31, 2008, respectively.

(2)	At September 30, 2009, other domestic debt securities included $452 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.4 billion of securities fully backed by foreign governments.

(3)	Includes preferred equity securities at amortized cost issued by FNMA of $2 million at September 30, 2009 and December 31, 2008. Balances at September 30, 2009 and December 31, 2008 reflect other-than-temporary impairment charges of $203 million.

(4)	Includes securities at amortized cost of $682 million and $700 million issued or guaranteed by FNMA at September 30, 2009 and December 31, 2008, respectively, and $1.2 billion issued and guaranteed by FHLMC at both September 30, 2009 and December 31, 2008.

(5)	For available for sale debt securities which are other-than-temporarily impaired, the non-credit loss component of OTTI is recorded in accumulated other comprehensive income (loss) beginning in 2009.

HSBC USA Inc.

A summary of gross unrealized losses and related fair values as of September 30, 2009 and December 31, 2008, classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
September 30, 2009	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	3	$(12)	$216	-	$-	$-
U.S. Government sponsored enterprises	12	(1)	123	37	(3)	39
U.S. Government agency issued or guaranteed	59	(19)	3,107	38	(1)	45
Obligations of U.S. states and political subdivisions	1	-	2	11	(1)	81
Asset backed securities	3	-	-	124	(433)	1,737
Other domestic debt securities	1	(8)	50	2	(6)	44
Foreign debt securities	2	-	199	2	-	30
Equity securities	1	-	-	-	-	-

Securities available-for-sale	82	$(40)	$3,697	214	$(444)	$1,976

Securities held to maturity:
U.S. Government sponsored enterprises	8	-	21	-	-	-
U.S. Government agency issued or guaranteed	15	-	-	2	-	-
Obligations of U.S. states and political subdivisions	26	-	11	8	-	17
Asset backed securities	1	(1)	6	12	(25)	159

Securities held to maturity	50	$(1)	$38	22	$(25)	$176

HSBC USA Inc.

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2008	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	5	$(12)	$1,251	-	$-	$-
U.S. Government sponsored enterprises	136	(42)	1,361	101	(54)	2,295
U.S. Government agency issued or guaranteed	97	(1)	576	41	(5)	237
Obligations of U.S. states and political subdivisions	36	(7)	226	53	(24)	333
Asset backed securities	51	(419)	1,099	110	(568)	1,330
Other domestic debt securities	3	(6)	71	1	(1)	4
Foreign debt securities	1	-	5	5	(9)	97
Equity securities	2	(1)	-	-	-	-

Securities available-for-sale	331	$(488)	$4,589	311	$(661)	$4,296

Securities held to maturity:
U.S. Government sponsored enterprises	18	$(2)	$113	7	$(5)	$132
U.S. Government agency issued or guaranteed	176	(2)	105	-	-	-
Obligations of U.S. states and political subdivisions	54	(5)	48	5	-	3
Asset backed securities	2	(10)	52	10	(21)	96

Securities held to maturity	250	$(19)	$318	22	$(26)	$231

Gross unrealized losses within the available-for-sale and held-to-maturity portfolios decreased overall primarily due to a reduction in credit spreads for asset backed securities during the first nine months of 2009 due to improved market conditions. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment described below. During the nine months ended September 30, 2009, 18 debt securities, six of which were identified in the quarter ended September 30, 2009, were determined to be other-than-temporarily impaired in 2009 in accordance with new accounting guidance related to the recognition of other-than-temporarily impairment associated with debt securities which we early adopted effective January 1, 2009 and is described more fully below. As a result, we recorded other-than-temporary impairment charges of $28 million and $188 million during the three and nine months ended September 30, 2009 on these investments. Consistent with the new accounting guidance described below, the credit loss component of the applicable debt securities totaling $26 million and $84 million respectively, during the three and nine months ended September 30, 2009 was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss), while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss).

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

HSBC USA Inc.

On-going Assessment for Other-Than-Temporary Impairment

On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment. Subsequent to the adoption of new accounting principles related to the determination of other-than-temporary impairments on January 1, 2009, a debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, we then assess whether the unrealized loss is other-than-temporary. Prior to January 1, 2009, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available-for-sale securities, whereas unrealized losses related to held to maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available-for-sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded to earnings in their entirety. An unrealized loss was considered other-than-temporary if (i) it was not probable that the holder would collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and we did not have the positive intent and ability to hold the security until recovery or maturity.

Under the new accounting principles early adopted effective January 1, 2009, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security and, as a result, the credit loss component of an other-than-temporary impairment write-down is recorded in earnings as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of loss, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided we do not intend to sell the underlying debt security and it is “more likely than not” that we will not have to sell the debt security prior to recovery.

For all securities held in the available-for-sale or held to maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. Debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 78 percent of total available-for-sale and held to maturity securities as of September 30, 2009. Our assessment for credit loss was concentrated on private label asset backed securities for which we evaluate for credit losses on a quarterly basis. We considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

HSBC USA Inc.

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

The excess of amortized cost over the present value of expected future cash flows on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $84 million for the nine months ended September 30, 2009. The excess of the present value of expected future cash flows over fair value, which represents the non-credit component of the unrealized loss associated with these securities, was $104 million as of September 30, 2009. Since we do not have the intention to sell the securities and have sufficient capital and liquidity to hold these securities until a full recovery of the fair value occurs, only the credit loss component is reflected in the consolidated statement of income (loss). The non-credit component of the unrealized loss is recorded, net of taxes, in other comprehensive income (loss).

The following table summarizes the roll-forward of credit losses on debt securities held by us for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

	(in millions)

Credit losses at the beginning of the period	$63	$5
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	3	77
Increase in credit losses for which an other-than-temporary impairment was previously recognized	23	7

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$89	$89

At September 30, 2009, we held 170 individual asset-backed securities in the available-for-sale portfolio, of which 33 were also wrapped by a monoline insurance company. The asset backed securities backed by a monoline wrap comprised $471 million of the total aggregate fair value of asset-backed securities of $2.4 billion at September 30, 2009. The gross unrealized losses on these securities was $245 million at September 30, 2009. During the first nine months of 2009, two monoline insurers were downgraded to below investment grade and as a result, we did not take into consideration the financial guarantee from those monoline insurers associated with certain securities. As of September 30, 2009, four of the securities wrapped by the downgraded monoline insurance companies with an aggregate fair value of $43 million were deemed to be other-than-temporarily impaired. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monocline and other market factors.

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

	Gross	Gross	Net
	Realized	Realized	Realized
	Gains	(Losses)	(Losses) Gains

	(in millions)

Three months ended September 30, 2009:
Securities available-for-sale	$9	$(30)	$(21)
Securities held to maturity(1)	-	-	-

	$9	$(30)	$(21)

Three months ended September 30, 2008:
Securities available-for-sale	$15	$(193)	$(178)
Securities held to maturity(1)	-	-	-

	$15	$(193)	$(178)

Nine months ended September 30, 2009:
Securities available-for-sale	$345	$(130)	$215
Securities held to maturity(1)	-	-	-

	$345	$(130)	$215

Nine months ended September 30, 2008:
Securities available-for-sale	$103	$(231)	$(128)
Securities held to maturity(1)	-	-	-

	$103	$(231)	$(128)

(1)	Maturities, calls and mandatory redemptions.

HSBC USA Inc.

The amortized cost and fair values of securities available-for-sale and securities held to maturity at September 30, 2009, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at September 30, 2009, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2009. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

			After One		After Five
	Within		But Within		But Within		After Ten
	One Year		Five Years		Ten Years		Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

				($ in millions)

Available-for-sale:
U.S. Treasury	$7,465	.37%	$1,494	1.12%	$-	-%	$99	-%
U.S. Government sponsored enterprises	-	-	109	2.87	200	3.02	57	1.77
U.S. Government agency issued or guaranteed	-	-	7	4.51	878	1.70	11,559	3.47
Obligations of U.S. states and political subdivisions	-	-	-	-	279	5.03	446	5.01
Asset backed securities	43	2.11	126	5.34	169	3.79	2,476	3.81
Other domestic debt securities	4	.72	762	2.37	-	-	103	6.80
Foreign debt securities	15	1.37	2,431	2.51	10	5.13	-	-

Total amortized cost	$7,527	.38%	$4,929	2.15%	$1,536	2.72%	$14,740	3.56%

Total fair value	$7,598		$4,995		$1,567		$14,542

Held to maturity:
U.S. Government sponsored enterprises	$-	7.50%	$33	5.97%	8	6.74%	$1,817	5.86%
U.S. Government agency issued or guaranteed	-	7.32	1	7.50	6	8.89	459	6.31
Obligations of U.S. states and political subdivisions	12	5.79	33	4.94	25	4.53	107	5.15
Asset backed securities	-	-	-	-	-	-	191	5.80
Foreign debt securities	100	2.64	-	-	-	-	-	-

Total amortized cost	$112	3.01%	$67	5.48%	$39	5.65%	$2,574	5.91%

Total fair value	$112		$72		$44		$2,720

Investments in FHLB stock, FRB stock, and MasterCard Class B shares of $152 million, $456 million and $0 million, respectively, were included in other assets at September 30, 2009. Investments in FHLB stock, FRB stock and MasterCard Class B shares of $209 million, $349 million and $29 million, respectively, were included in other assets at December 31, 2008.

HSBC USA Inc.

5.  Loans

Loans consisted of the following:

	September 30,	December 31,
	2009	2008

	(in millions)

Commercial loans:
Construction and other real estate	$8,743	$8,885
Other commercial	23,630	28,544

Total commercial	32,373	37,429

Consumer loans:
HELOC and home equity mortgages	4,362	4,549
Other residential mortgages	14,423	17,948
Private label cards	14,614	17,074
Credit cards	13,326	2,137
Auto finance	1,925	154
Other consumer	1,543	1,822

Total consumer	50,193	43,684

Total loans	$82,566	$81,113

Secured financings of $550 million and $2.5 billion at September 30, 2009 are secured by $326 million and $2.9 billion of private label cards and credit cards, respectively, as well as restricted available for sale investments of $292 million and $438 million, respectively. Secured financings of $1.2 billion at December 31, 2008 were secured by $1.6 billion of private label cards.

Purchased Loan Portfolios:

In January 2009, we purchased the General Motors MasterCard receivable portfolio (“GM Portfolio”) and the AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively from HSBC Finance. The aggregate purchase price for the GM and UP Portfolios was $12.2 billion, which included the transfer of approximately $6.1 billion of indebtedness, resulting in a cash consideration of $6.1 billion. The purchase price was determined based on independent valuation opinions. HSBC Finance retained the customer relationships and by agreement we purchase additional loan originations generated under existing and future accounts from HSBC Finance on a daily basis at fair market value. HSBC Finance continues to service the GM and UP Portfolios for us for a fee.

Purchased loans for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit has been closed were recorded upon acquisition at an amount based upon the cash flows expected to be collected. The difference between these expected cash flows and the purchase price represents accretable yield which is amortized to interest income over the life of the loan. The following table provides details on the loans obtained in connection with the acquisition of these portfolios subject to these accounting requirements (the “Purchased Impaired Loans”):

	GM	UP
	Portfolio	Portfolio

	(in millions)

Outstanding contractual receivable balance at acquisition	$355	$399
Cash flows expected to be collected at acquisition	164	167
Basis in acquired receivables at acquisition	122	114

HSBC USA Inc.

The carrying amount of the Purchased Impaired Loans, net of credit loss reserves at September 30, 2009 totaled $71 million and $70 million for the GM and UP Portfolios, respectively, and is included in credit card loans. The outstanding contractual balances at September 30, 2009 for these receivables were $89 million and $105 million for the GM and UP Portfolios, respectively. During the three month period ended September 30, 2009, credit loss reserves were reduced by $8 million for the acquired GM and UP receivables primarily due to quarterly charge-off activity, resulting in a total credit loss reserve of $12 million at September 30, 2009. There were no reclassifications to accretable yield from non-accretable difference during the three or nine months ended September 30, 2009. The following summarizes the change in accretable yield associated with the Purchased Impaired Loans:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009

	(in millions)

Accretable yield at beginning of period	$(50)	$(95)
Accretable yield amortized to interest income during the period	10	39
Reclassification to non-accretable difference	-	16

Accretable yield at end of period	$(40)	$(40)

In January 2009, we also purchased auto finance loans from HSBC Finance with an aggregate outstanding principal balance of $3.0 billion for a purchase price of $2.8 billion. HSBC Finance continues to service these loans for us for a fee. None of the auto finance loans purchased were delinquent at the time of purchase and as such were not subject to the accounting requirements for purchased impaired loans discussed above.

Troubled Debt Restructurings (“TDR”):

The following tables presents information about our TDR Loans and the related credit loss reserves for TDR Loans:

	September 30,	December 31,
	2009	2008

	(in millions)

TDR Loans(1):
Commercial loans:
Construction and other real estate	$36	$26
Other commercial	68	18

Total commercial	104	44

Consumer loans:
Residential mortgages	101	38
Private label cards	204	156
Credit cards	133	13
Auto finance	39	-
Other consumer	-	-

Total consumer	477	207

Total TDR Loans	$581	$251

HSBC USA Inc.

	September 30,	December 31,
	2009	2008

	(in millions)

Allowance for credit losses for TDR Loans(2):
Commercial loans:
Construction and other real estate	$3	$2
Other commercial	2	2

Total commercial	5	4

Consumer loans:
Residential mortgages	15	6
Private label cards	45	29
Credit cards	21	3
Auto finance	9	-
Other consumer	-	-

Total consumer	90	38

Total Allowance for credit losses for TDR Loans	$95	$42

(1)	The TDR loan balances above include $8 million of auto finance and $2 million of residential mortgage loans held for sale at September 30, 2009 for which there are no credit loss reserves as these loans are carried at the lower of cost or fair value. There were no held for sale TDR loans at December 31, 2008.

(2)	Included in the allowance for credit losses.

The following tables presents information about average TDR Loan balances and interest income recognized on TDR loans during the three and nine months ended September 30, 2009 and 2008:

Three Months Ended September 30,	2009	2008

	(in millions)

Average balance of TDR Loans	$524	$231
Interest income recognized on TDR Loans	8	3

Nine Months Ended September 30,	2009	2008

	(in millions)

Average balance of TDR Loans	$455	$217
Interest income recognized on TDR Loans	22	10

Concentrations of Credit Risk:

Our loan portfolio includes the following types of loans:

•	High loan-to-value (“LTV”) loans – Certain residential mortgages on primary residences with LTV ratios equal to or exceeding 90 percent at the time of origination and no mortgage insurance, which could result in the potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required.

•	Adjustable rate mortgage (“ARM”) loans – A loan which allows us to adjust pricing on the loan in line with market movements. A customer’s financial situation and the general interest rate environment at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after the adjustment.

HSBC USA Inc.

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including loans held for sale, at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008

	(in billions)

Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.4	$1.6
Interest-only residential mortgage loans	2.8	4.2
ARM loans(2)	7.6	10.5

(1)	Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $242 million and $274 million of sub-prime residential mortgage loans held for sale at September 30, 2009 and December 31, 2008, respectively.

(2)	ARM loan balances above exclude $232 million and $342 million of sub-prime residential mortgage loans held for sale September 30, 2009 and December 31, 2008, respectively. For the remainder of 2009 and in 2010, approximately $1.0 billion and $1.0 billion, respectively of ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude closed end first lien loans held for sale of $1.3 billion.

	September 30,	December 31,
	2009	2008

	(in millions)

Closed end:
First lien	$14,423	$17,948
Second lien	610	756
Revolving:
Second lien	3,752	3,793

Total	$18,785	$22,497

6.  Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Balance at beginning of period	$3,740	$1,796	$2,397	$1,414
Provision for credit losses	1,006	658	3,247	1,762
Charge-offs	(954)	(479)	(2,433)	(1,324)
Recoveries	78	63	230	207
Allowance on loans transferred (to) from held for sale	(4)	21	(12)	-
Allowance related to bulk loan purchase from HSBC Finance	-	-	437	-
Other	1	-	1	-

Balance at end of period	$3,867	$2,059	$3,867	$2,059

Increased provision for credit losses for 2009 includes the impact of the GM, UP and auto finance portfolios which were purchased in January 2009 from HSBC Finance.

HSBC USA Inc.

7.  Loans Held for Sale

Loans held for sale consisted of the following:

	September 30,	December 31,
	2009	2008

	(in millions)

Commercial loans	$1,138	$874

Consumer loans:
Residential mortgages	1,280	3,512
Auto finance	353	-
Other consumer	32	45

Total consumer	1,665	3,557

Total loans held for sale	$2,803	$4,431

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at September 30, 2009. The fair value of commercial loans held for sale under this program were $1.1 billion and $874 million at September 30, 2009 and December 31, 2008, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. During the first nine months of 2009, the market value of these loans increased due to narrowing credit spreads. See Note 11, “Fair Value Option,” of the consolidated financial statements for additional information.

In addition to normal loan sales during the nine months ended September 30, 2009, we sold approximately $4.0 billion of prime adjustable and fixed rate residential mortgage loans. As a result we recorded gains of $67 million during the nine months ended September 30, 2009. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). We retained the servicing rights in relation to the mortgages upon sale.

Residential mortgage loans held for sale include sub-prime residential mortgage loans with a fair value of $855 million and $1.2 billion at September 30, 2009 and December 31, 2008, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various governmental agencies.

During the nine months ended September 30, 2009, we transferred $353 million of auto finance loans to held for sale. Other consumer loans held for sale consist of student loans.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of cost or fair value. The book value of loans held for sale continued to exceed fair value at September 30, 2009. We continue to experience increases to the valuation allowance primarily due to adverse conditions in the U.S. residential mortgage markets in 2009, although the dollar magnitude of the increases has been slowing. The valuation allowance related to loans held for sale is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Balance at beginning of period	$(925)	$(610)	$(869)	$(475)
Increase in allowance for net reductions in market value	(9)	(94)	(154)	(350)
Releases of valuation allowance for loans sold	45	16	134	137

Balance at end of period	$(889)	$(688)	$(889)	$(688)

HSBC USA Inc.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which are included in net interest income and trading revenue (loss) in the consolidated statement of income (loss), were gains of $3 million and $58 million for the three and nine months ended September 30, 2009, respectively, compared with gains of $4 million and $34 million for the three and nine months ended September 30, 2008, respectively.

8.  Intangible Assets

Intangible assets consisted of the following:

	September 30,	December 31,
	2009	2008

	(in millions)

Mortgage servicing rights	$400	$341
Other	29	33

Intangible assets	$429	$374

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

Fair value of residential MSRs is calculated using the following critical assumptions:

	September 30,	December 31,
	2009	2008

Annualized constant prepayment rate (“CPR”)	22.3%	39.4%
Constant discount rate	14.1%	10.3%
Weighted average life	3.4 years	3.1 years

HSBC USA Inc.

Residential MSRs activity is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Fair value of MSRs:
Beginning balance	$434	$546	$333	$489
Additions related to loan sales	22	31	87	113
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(54)	(39)	6	(14)
Realization of cash flows	(8)	(16)	(32)	(66)

Ending balance	$394	$522	$394	$522

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	September 30,	December 31,
	2009	2008

	(in millions)

Outstanding principal balances at period end	$50,533	$46,215

Custodial balances maintained and included in noninterest bearing deposits at period end	$827	$695

Servicing fees collected are included in residential mortgage banking revenue and totaled $33 million and $99 million during the three and nine months ended September 30, 2009, respectively. Servicing fees collected totaled $34 million and $96 million during the three and nine months ended September 30, 2008, respectively.

Commercial Mortgage Servicing Rights

Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $6 million and $8 million at September 30, 2009 and December 31, 2008, respectively.

Other Intangible Assets

Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $21 million and $24 million at September 30, 2009 and December 31, 2008, respectively, and customer lists of $8 million and $9 million at September 30, 2009 and December 31, 2008, respectively.

9.  Goodwill

Goodwill was $2.6 billion at September 30, 2009 and December 31, 2008. Goodwill is evaluated for impairment annually at the reporting unit level, but impairment may be reviewed earlier if circumstances indicate the carrying amount may not be recoverable. During the third quarter of 2009, we completed our annual impairment test of goodwill. At the testing date, we determined the fair value of all of our reporting units exceeded their carrying values, including goodwill. As a result of the continued deterioration in economic and credit conditions in the U.S., we performed interim impairment tests of the goodwill of our Global Banking and Markets reporting unit during the first, second and third quarters of 2009. Additionally, during the third quarter of 2009, we also performed an interim impairment test of the goodwill of our Private Banking reporting unit. As a result of these tests, the fair value of our Global Banking and Markets and Private Banking reporting units continue to exceed their carrying value including goodwill. Our goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used.

HSBC USA Inc.

In the event that further significant deterioration in the economic and credit conditions beyond the levels already reflected in our cash flow forecasts occur, or changes in the strategy or performance of our business or product offerings occur, additional interim impairment tests will again be required during the fourth quarter of 2009.

10.  Derivative Financial Instruments

In our normal course of business, we enter into derivative contracts for trading and risk management purposes. For financial reporting purposes, a derivative instrument is designated in one of following categories: (a) financial instruments held for trading, (b) hedging instruments designated as a qualifying hedge under derivative accounting principles or (c) a non-qualifying economic hedge. The derivative instruments held are predominantly swaps, futures, options and forward contracts. All freestanding derivatives, including bifurcated embedded derivatives, are stated at fair value. Where we enter into enforceable master netting arrangements with counterparties, the master netting arrangements permit us to net those derivative asset and liability positions and to offset cash collateral held and posted with the same counterparty.

Derivatives Held for Risk Management Purposes

Our risk management policy requires us to identify, analyze and manage risks arising from the activities conducted during our normal course of business. We use derivative instruments as an asset and liability management tool to manage our exposures in interest rate, foreign currency and credit risks in existing assets and liabilities, commitments and forecasted transactions. The accounting for changes in fair value of a derivative instrument will depend on whether the derivative has been designated and qualifies for hedge accounting under derivative accounting principles.

Accounting principles for qualifying hedges require detailed documentation that describes the relationship between the hedging instrument and the hedged item, including, but not limited to, the risk management objectives and hedging strategy and the methods to assess the effectiveness of the hedging relationship. We designate derivative instruments to offset the fair value risk and cash flow risk arising from fixed-rate and floating-rate assets and liabilities as well as forecasted transactions. We assess the hedging relationships, both at the inception of the hedge and on an ongoing basis, using a regression approach to determine whether the designated hedging instrument is highly effective in offsetting changes in the fair value or cash flows of the hedged item. We discontinue hedge accounting when we determine that a derivative is not expected to be effective going forward or has ceased to be highly effective as a hedge, the hedging instrument is terminated, or when the designation is removed by us.

In the tables that follow below, the fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which approximates fair value and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

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

For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net losses of $9 million and $6 million for the three and nine months ended September 30, 2009, respectively, reported as other income (loss) in the consolidated statement of income (loss), which represented the ineffective portion of all fair value hedges. We recognized net gains of approximately $5 million in other income (loss) for the three and nine months ended September 30, 2008. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying value of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item

HSBC USA Inc.

continues to exist, the basis adjustment is amortized over the remaining term of the original hedge. We recorded basis adjustments for active fair value hedges which decreased the carrying value of our debt by $189 million and $53 million for the nine months ended September 30, 2009 and 2008, respectively. We amortized less than $1 million and $2 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships for the three and nine months ended September 30, 2009, respectively. We amortized $1 million and $4 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships for the three and nine months ended September 30, 2008, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying value of our debt of $118 million and $367 million as of September 30, 2009 and December 31, 2008, respectively.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2009	2008	Location	2009	2008

	(in millions)

Interest rate contracts	Other assets	$185	$372	Interest, taxes and other liabilities	$37	$207

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of income (loss).

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2009	2008	2009	2008

		(in millions)

Interest rate contracts	Other income (loss)	$15	$-	$(71)	$(68)
Interest rate contracts	Interest income	(37)	8	(106)	18

Total		$(22)	$8	$(177)	$(50)

HSBC USA Inc.

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income (loss).

			Gain (Loss) on				Gain (Loss) on
	Gain/(Loss) on		Hedged		Gain (Loss) on		Hedged
	Derivative		Items		Derivative		Items
	Interest	Other	Interest	Other	Interest	Other	Interest	Other
	Income	Income	Income	Income	Income	Income	Income	Income
	(Expense)	(Loss)	(Expense)	(Loss)	(Expense)	(Loss)	(Expense)	(Loss)

		2009				2008

	(in millions)

Three Months Ended September 30,
Interest rate contracts/AFS Securities	$(2)	$(54)	$27	$59	$(1)	$3	$3	$(3)
Interest rate contracts/commercial loans	-	-	-	-	-	(3)	-	2
Interest rate contracts/subordinated debt	(35)	69	(71)	(83)	9	-	(10)	7

Total	$(37)	$15	$(44)	$(24)	$8	$-	$(7)	$6

Nine Months Ended September 30,
Interest rate contracts/AFS Securities	$(17)	$132	$65	$(124)	$(1)	$(19)	$16	$19
Interest rate contracts/commercial loans	-	(1)	1	-	3	(2)	1	1
Interest rate contracts/subordinated debt	(89)	(202)	(212)	189	16	(47)	(65)	53

Total	$(106)	$(71)	$(146)	$65	$18	$(68)	$(48)	$73

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

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in accumulated other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is released into the corresponding income or expense account. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative will continue to be reported in accumulated other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into earnings. For the three and nine months ended September 30, 2009, $10 million and $40 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $10 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. For the three and nine months ended September 30, 2008, $17 million and $54 million, respectively, of losses related to

HSBC USA Inc.

terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). The interest accrual related to the derivative contract is recognized in interest income.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2009	2008	Location	2009	2008

	(in millions)

Interest rate contracts	Other assets	$-	$5	Interest, taxes and other liabilities	$64	$212

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges and their locations on the consolidated statement of income (loss).

						Location of Gain
				Gain (Loss)		(Loss) Recognized	Gain (Loss)
	Gain (Loss)			Reclassed		in Income on	Reclassed
	Recognized in			from		the Derivative	from
	AOCI			AOCI into		(Ineffective	AOCI
	on Derivative		Location of Gain	Income		Portion and Amount	into Income
	(Effective		(Loss) Reclassified	(Effective		Excluded from	(Ineffective
	Portion)		from AOCI into Income	Portion)		Effectiveness	Portion)
	2009	2008	(Effective Portion)	2009	2008	Testing)	2009	2008

	(in millions)

Three Months Ended September 30,
Interest rate contracts	$50	$(3)	Other income (loss)	$(10)	$(17)	Other income (loss)	$(1)	$(5)
Foreign exchange contracts	-	5	Other income (loss)	-	-	Other income (loss)	-	-

Total	$50	$2		$(10)	$(17)		$(1)	$(5)

Nine Months Ended September 30,
Interest rate contracts	$141	$(24)	Other income (loss)	$(40)	$(54)	Other income (loss)	$6	$(6)
Foreign exchange contracts	-	-	Other income (loss)	-	-	Other income (loss)	-	-

Total	$141	$(24)		$(40)	$(54)		$6	$(6)

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

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded in a similar manner as derivative instruments held for trading. Realized and unrealized gains and losses are recognized in other income (loss) while the derivative asset or liability positions are reflected as other assets or other liabilities. As of September 30, 2009, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio and certain own debt issuances. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (TBA) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2009	2008	Location	2009	2008

	(in millions)

Interest rate contracts	Trading assets	$34,208	$59,861	Trading Liabilities	$34,227	$60,104
Foreign exchange contracts	Trading assets	15,543	24,437	Trading Liabilities	16,058	23,890
Equity contracts	Trading assets	2,581	2,981	Trading Liabilities	2,569	2,848
Precious Metals contracts	Trading assets	1,125	2,667	Trading Liabilities	1,268	2,255
Credit contracts	Trading assets	22,650	64,341	Trading Liabilities	22,302	64,032
Other	Trading assets	29	55	Trading Liabilities	2	7

Total		$76,136	$154,342		$76,426	$153,136

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

Derivative assets and liabilities balances from December 31, 2008, were impacted by market volatilities as valuations of foreign exchange, interest rate and credit derivatives all reduced from significant spread tightening in all sectors. Specifically, credit derivatives had a large decrease as a number of transaction unwinds and commutations reduced the outstanding market value as we sought to actively reduce exposure.

HSBC USA Inc.

The following table presents the fair value of derivative instruments held for other purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2009	2008	Location	2009	2008

			(in millions)

Interest rate contracts	Other assets	$446	$794	Interest, taxes and other liabilities	$16	$6
Foreign exchange contracts	Other assets	28	1	Interest, taxes and other liabilities	19	42
Equity contracts	Other assets	138	2	Interest, taxes and other liabilities	15	244
Credit contracts	Other assets	30	210	Interest, taxes and other liabilities	22	70

Total		$642	$1,007		$72	$362

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss).

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain	Three Months Ended		Nine Months Ended
	(Loss) Recognized in	September 30,		September 30,
	Income on Derivatives	2009	2008	2009	2008

		(in millions)

Interest rate contracts	Trading revenue (loss)	$(182)	$-	$(321)	$(142)
Foreign exchange contracts	Trading revenue (loss)	204	(331)	775	269
Equity contracts	Trading revenue (loss)	24	191	145	534
Precious Metals contracts	Trading revenue (loss)	21	112	49	218
Credit contracts	Trading revenue (loss)	(124)	1,053	(272)	1
Other	Trading revenue (loss)	79	-	37	-

Total		$22	$1,025	$413	$880

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the consolidated statement of income (loss).

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain	Three Months Ended		Nine Months Ended
	(Loss) Recognized in	September 30,		September 30,
	Income on Derivatives	2009	2008	2009	2008

		(in millions)

Interest rate contracts	Other income (loss)	$140	$85	$(281)	$121
Foreign exchange contracts	Other income (loss)	(14)	(13)	21	71
Equity contracts	Other income (loss)	201	(179)	367	(380)
Credit contracts	Other income (loss)	(54)	109	(148)	87
Other	Other income (loss)	-	-	-	-

Total		$273	$2	$(41)	$(101)

Credit-Risk-Related Contingent Features We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured products transaction. As of September 30, 2009, HSBC Bank USA was given credit ratings of AA and Aa3 by S&P and Moody’s respectively and was given a short-term debt rating of A-1+ and P-1 by S&P and Moody’s respectively. If our credit ratings were to fall below our current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether we are downgraded by one or more notches as well as whether the downgrade is in relation to our long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of September 30, 2009, is $10.4 billion for which we have posted collateral of $9.3 billion.

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

Moody’s

	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2

	(in millions)

P-1	$-	$133	$223
P-2	217	324	406

S&P

	Long-Term Ratings
Short-Term Ratings	AA	AA-	A+

	(in millions)

A-1+	$-	$3	$98
A-1	274	276	372

We would be required to post $488 million of additional collateral on total return swaps if we are not rated by any two of the rating agencies at least A-1 (Moody’s), A+ (Fitch), A+ (S&P), or not rated A (high) by DBRS.

HSBC USA Inc.

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	September 30, 2009	December 31, 2008

	(in billions)

Interest rate:
Futures and forwards	$228	$282
Swaps	1,225	1,593
Options written	65	100
Options purchased	77	90

	1,595	2,065
Foreign Exchange:
Swaps, futures and forwards	478	560
Options written	35	31
Options purchased	35	32
Spot	62	36

	610	659
Commodities, equities and precious metals:
Swaps, futures and forwards	30	35
Options written	10	14
Options purchased	15	14

	55	63
Credit derivatives	906	968

Total	$3,166	$3,755

11.  Fair Value Option

HSBC complies with International Financial Reporting Standards (IFRSs) for its financial reporting. We have elected to apply fair value option accounting to selected financial instruments to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply the fair value option (“FVO”) reporting to commercial leveraged acquisition finance loans and related unfunded commitments, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

Loans We elected to apply FVO to all commercial leveraged acquisition finance loans and unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of September 30, 2009, commercial leveraged acquisition finance loans and unfunded commitments of $1.1 billion carried at fair value had an aggregate unpaid principal balance of $1.3 billion. As of December 31, 2008, commercial leveraged acquisition finance loans and unfunded commitments of $874 million carried at fair value had an aggregate unpaid principal balance of $1.3 billion. These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because substantially all of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk. The components of gain (loss) related to loans designated at fair value are summarized in the table below.

As of September 30, 2009 and December 31, 2008, no loans for which the fair value option has been elected are 90 days or more past due or are on non-accrual status.

HSBC USA Inc.

Long-Term Debt (Own Debt Issuances) We elected to apply FVO for fixed rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without meeting the rigorous hedge accounting requirements. We measure the fair value of the debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributable to changes of our own credit risk and the interest rate.

Fixed rate debt accounted for under FVO at September 30, 2009 totaled $1.8 billion and had an aggregate unpaid principal balance of $1.8 billion. Fixed rate debt accounted for under FVO at December 31, 2008 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest paid on the fixed rate debt elected for FVO is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments Upon the adoption of accounting guidance related to certain hybrid financial instruments effective January 1, 2006, we elected to measure all hybrid instruments issued after January 1, 2006 that contain embedded derivatives which should be bifurcated from the debt host at fair value. Such election reduced the differences between IFRSs and U.S. GAAP. Fair value option accounting principles effective January 1, 2008 have incorporated accounting requirements similar to those for hybrid financial instruments and because fair value option accounting principles have a broader application than the accounting guidance for certain hybrid financial instruments, we elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006.

As of September 30, 2009, interest bearing deposits in domestic offices included $3.9 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $3.9 billion. As of December 31, 2008, interest bearing deposits in domestic offices included $2.3 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $2.4 billion. Long-term debt at September 30, 2009 included structured notes of $2.8 billion accounted for under FVO which had an unpaid principal balance of $2.7 billion. Long-term debt at December 31, 2008 included structured notes of $959 million accounted for under FVO which had an unpaid principal balance of $1.2 billion. Interest incurred was recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

HSBC USA Inc.

Components of Gain (loss) on instruments designated at fair value and related derivatives Gain (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to both interest and credit risk as well as the mark-to-market adjustment on derivatives related to the debt designated at fair value and net realized gains or losses on these derivatives. The components of gain (loss) on instruments designated at fair value and related derivatives related to the changes in fair value of fixed rate debt accounted for under FVO are as follows:

	Three Months Ended September 30,
	2009				2008
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$-	$(57)	$(265)	$(322)	$-	$(58)	$125	$67
Credit risk component	128	(77)	(27)	24	(94)	176	(1)	81

Total mark-to-market on financial instruments designated at fair value	128	(134)	(292)	(298)	(94)	118	124	148
Mark-to-market on the related derivatives	-	71	251	322	-	65	1	66
Net realized gain (loss) on the related derivatives	-	20	-	20	-	16	(119)	(103)

Total gain (loss) on related derivatives	-	91	251	342	-	81	(118)	(37)

Gain (loss) on instruments designated at fair value and related derivatives	$128	$(43)	$(41)	$44	$(94)	$199	$6	$111

	Nine Months Ended September 30,
	2009				2008
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$-	$198	$(509)	$(311)	$-	$(75)	$155	$80
Credit risk component	258	(291)	37	4	(196)	256	181	241

Total mark-to-market on financial instruments designated at fair value	258	(93)	(472)	(307)	(196)	181	336	321
Mark-to-market on the related derivatives	-	(395)	509	114	(1)	77	(154)	(78)
Net realized gain (loss) on the related derivatives	-	51	(59)	(8)	-	31	(153)	(122)

Total gain (loss) on related derivatives	-	(344)	450	106	(1)	108	(307)	(200)

Gain (loss) on instruments designated at fair value and related derivatives	$258	$(437)	$(22)	$(201)	$(197)	$289	$29	$121

HSBC USA Inc.

12.  Income Taxes

The following table presents our effective tax rates.

Three months ended September 30,	2009		2008

	(dollars are in millions)

Statutory federal income taxes and rates	$80	35.0%	$(66)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit and state valuation allowance	4	1.8	3	1.4
Goodwill impairment charge	-	-	19	10.1
Adjustment to valuation allowance on deferred tax assets	16	6.9	-	-
Tax exempt income	(4)	(1.7)	(3)	(2.0)
Low income housing and other tax credits	(23)	(10.3)	(10)	(5.8)
Effects of foreign operations	-	-	9	4.8
Uncertain tax provision	(1)	(.2)	(1)	(.2)
State rate change effect on net deferred tax assets	(1)	(.6)	(2)	(.8)
Other	(2)	(1.2)	(1)	(.2)

Effective tax rate	$69	29.7%	$(52)	(27.7)%

Nine months ended September 30,	2009		2008

	(dollars are in millions)

Statutory federal income taxes and rates	$(42)	(35.0)%	$(323)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefits and state valuation allowance	14	11.2	13	1.4
Goodwill impairment charge	-	-	19	2.1
Sale of minority stock interest	74	61.3	-	-
Adjustment to valuation allowance on deferred tax assets	93	76.7	-	-
Tax exempt income	(12)	(9.5)	(11)	(1.2)
Validation of deferred tax balances	-	-	(8)	(.8)
Low income housing and other tax credits	(54)	(45.1)	(37)	(4.0)
Effects of foreign operations	(1)	(.4)	21	2.3
Uncertain tax provision	(1)	(1.2)	(4)	(.4)
IRS audit effective settlement	(8)	(6.8)	-	-
State rate change effect on net deferred tax assets	(1)	(.5)	-	-
Other	(6)	(4.4)	(4)	(.6)

Effective tax rate	$56	46.3%	$(334)	(36.2)%

In 2009, the effective tax rate in both periods was significantly impacted by the incremental valuation allowance on deferred tax assets and, in the nine month period, the sale of a minority interest investment as discussed below. The effective tax rate in both years was also impacted by the benefit associated with low income housing and other tax credits and in 2008, the non-deductible impairment of goodwill.

HSBC North America Consolidated Income Taxes

We are included in HSBC North America’s Consolidated Federal income tax return and in various state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary

HSBC USA Inc.

entities (“the HNAH Group”) included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group’s consolidated deferred tax assets, and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HNAH consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.

The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity.

In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. The HNAH Group has continued to consider the impact of the economic environment on the North American businesses and the expected growth of the deferred tax assets. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period.

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of further home price depreciation and the U.S. economic downturn including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since the recent market conditions have created significant downward pressure and volatility on our near-term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

Only those tax planning strategies that are both prudent and feasible, and which management has the ability and intent to implement, are incorporated into our analysis and assessment. The primary and most significant strategy is HSBC’s commitment to reinvest excess HNAH Group capital to reduce debt funding or otherwise invest in assets to ensure that it is more likely than not that the deferred tax assets, including net operating loss carryforwards, will be utilized.

Currently, it has been determined that the HNAH Group’s primary tax planning strategy related to capital support from HSBC, in combination with other tax planning strategies, provides support for the realization of net deferred tax assets of approximately $5.9 billion for the HNAH Group. Such determination is based on HSBC’s business forecasts and assessment as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy. As it relates to the growth in the HNAH consolidated deferred tax asset, HSBC decided to limit the level and duration of excess HNAH Group capital it will reinvest in the U.S. operations in future years as part of the primary tax planning strategy.

Therefore, although a significant part of the net deferred tax assets are supported by the aforementioned tax planning strategies, it has been determined that for the residual portion of the net deferred tax assets, it is not more-likely-than-not that the expected benefits to be generated by the various tax planning strategies are sufficient to ensure full realization. As such, a valuation allowance has been recorded by the HNAH Group relative to growth in the deferred tax asset in excess of the level discussed above.

The aforementioned HNAH Group valuation allowance recorded has been allocated to its principal subsidiaries, including HSBC USA Inc. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity’s relative contribution to the growth of the HNAH consolidated deferred tax asset against which the valuation allowance is being recorded.

HSBC USA Inc.

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

HSBC USA Inc. Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $1.5 billion and $1.4 billion as of September 30, 2009 and December 31, 2008 respectively. The valuation allowance at September 30, 2009 and December 31, 2008 related primarily to the potential limitation on the utilization of excess foreign and other tax credits as well as foreign losses with limited possibility of recovery.

To the extent that we contribute to the growth in the HNAH Group deferred tax assets in future periods, we expect to be allocated and record a part of any HNAH Group valuation allowances in those periods.

In March 2009, as part of a corporate restructuring within HSBC’s Private Banking business, our 5.24% indirect interest in HSBC Private Bank (Suisse) S.A. (“PBRS”)was sold to HSBC Private Bank Holdings (Suisse) S.A., the majority shareholder, for cash proceeds of $350 million. A gain of $33 million was reported for book purposes during the first quarter of 2009. For U.S. tax purposes, the transaction is treated as a dividend in the amount of the sale proceeds to the extent of PBRS’ earnings and profits.

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

HSBC USA Inc.

13.	Pensions and other Post-retirement Benefits

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC USA Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

		(in millions)

Service cost – benefits earned during the period	$6	$7	$19	$23
Interest cost on projected benefit obligation	18	20	55	58
Expected return on assets	(13)	(22)	(38)	(67)
Recognized losses	10	-	28	1
Partial plan termination	5	-	5	-

Pension expense	$26	$5	$69	$15

The overall increase in pension expense during 2009 was due to the amortization of a portion of the actuarial losses incurred by the plan and reduced expectations of returns on plan assets as a result of the volatile capital markets that occurred in 2008.

Effective September 30, 2009, HSBC North America voluntarily chose to allow all plan participants whose employment was terminated as a result of the strategic restructuring of its businesses between 2007 and 2009 to become fully vested in their accrued pension benefit, resulting in a partial termination of the plan. In accordance with interpretations of the Internal Revenue Service relating to partial plan terminations, plan participants who voluntarily left the employment of HSBC North America or its subsidiaries during this period will also be deemed to have vested in their accrued pension benefit through the date their employment ended. As a result, incremental pension expense of $5 million, representing our share of the partial plan termination cost, was recognized during the three months ended September 30, 2009.

Components of the net periodic benefit cost for our post-retirement benefits other than pensions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Service cost – benefits earned during the period	$-	$1	$-	$1
Interest cost	1	1	4	4
Recognized losses	1	-	2	-
Transition amount amortization	(1)	1	(2)	2

Net periodic post-retirement benefit cost	$1	$3	$4	$7

HSBC USA Inc.

14.	Related Party Transactions

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

	September 30,	December 31,
	2009	2008

	(in millions)

Assets:
Cash and due from banks	$296	$157
Interest bearing deposits with banks	243	138
Federal funds sold and securities purchased under resale agreements	490	346
Trading assets(1)	15,569	32,445
Loans	1,839	2,586
Other	557	733

Total assets	$18,994	$36,405

Liabilities:
Deposits	$8,956	$10,285
Trading liabilities(1)	20,398	36,589
Short-term borrowings	443	1,831
Other	1,243	162

Total liabilities	$31,040	$48,867

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

		(in millions)

Income/(Expense):
Interest income	$44	$51	$141	$159
Interest expense	7	43	19	169

Net interest income (loss)	$37	$8	$122	$(10)

HSBC affiliate income:
Fees and commissions:
HSBC Finance	2	2	7	8
HSBC Markets (USA) Inc. (“HMUS”)	5	4	14	9
Other HSBC affiliates	15	19	53	65
Gains on sales of refund anticipation loans to HSBC Finance	-	-	11	13
Other HSBC affiliates income	2	5	10	14

Total affiliate income	$24	$30	$95	$109

Support services from HSBC affiliates:
HSBC Finance	$175	$116	$548	$353
HMUS	50	54	187	166
HSBC Technology & Services (USA) Inc. (“HTSU”)	106	61	353	187
Other HSBC affiliates	56	69	140	185

Total support services from HSBC affiliates	$387	$300	$1,228	$891

Stock based compensation expense with HSBC	$15	$16	$48	$54

Transactions Conducted with HSBC Finance Corporation

•	In January 2009, we purchased the GM and UP Portfolios from HSBC Finance, with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance retained the customer account relationships associated with these credit card portfolios. On a daily basis we purchase all new credit card loan originations for the GM and UP Portfolios from HSBC Finance. HSBC Finance continues to service these credit card loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In January 2009, we also purchased certain auto finance loans, with an outstanding principal balance of $3.0 billion from HSBC Finance at the time of sale, at a total net discount of $226 million. Discounts are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance continues to service the auto finance loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchase new originations on these credit card receivables. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

HSBC USA Inc.

•	In December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships and by agreement we purchase on a daily basis substantially all new private label originations from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

The following table summarizes the private label card, private label commercial and closed end loans, credit card (including the GM and UP credit card portfolios), auto finance and real estate secured loans serviced for us by HSBC Finance as well as the daily loans purchased during the three and nine months ended September 30, 2009 and 2008:

	Private Label		Credit Cards
		Commercial and	General	Union		Auto	Residential
	Cards	Closed End Loans(1)	Motors	Privilege	Other	Finance	Mortgage	Total

	(in billions)

Receivables serviced by HSBC Finance:
September 30, 2009	$14.6	$.6	$5.4	$5.6	$2.0	$2.3	$1.8	$32.3
December 31, 2008	17.1	.9	-	-	2.1	-	2.1	22.2
Daily receivables purchased from HSBC Finance during the three months ended:
September 30, 2009	3.6	-	3.7	.9	1.1	-	-	9.3
September 30, 2008	4.7	-	-	-	1.2	-	-	5.9
Daily receivables purchased from HSBC Finance during the nine months ended:
September 30, 2009	11.0	-	10.8	2.7	3.2	-	-	27.7
September 30, 2008	14.2	-	-	-	3.6	-	-	17.8

(1)	Private label commercial are included in other commercial loans and private label closed end loans are included in other consumer loans in Note 5, “Loans.”

During the three and nine months ended September 30, 2009, fees paid for servicing these loan portfolios totaled $170 million and $530 million, respectively, as compared to $107 million and $330 million during the year-ago periods.

•	Support services from HSBC affiliates include charges by HSBC Finance under various service level agreements for loan origination and servicing, including the servicing of the portfolios previously discussed, as well as other operational and administrative support. Fees paid for these services totaled $175 million and $548 million for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2008, fees paid for these services totaled $116 million and $353 million, respectively.

•	In the second quarter of 2008, HSBC Finance launched a new program with HSBC Bank USA to sell loans originated in accordance with the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) underwriting criteria to HSBC Bank USA who then sells them to Freddie Mac under its existing Freddie Mac program. During the three months ended March 31, 2009, $51 million of real estate secured loans were purchased by HSBC Bank USA under this program. During the third quarter of 2008, $68 million of real

HSBC USA Inc.

estate secured loans were purchased by HSBC Bank USA under this program. This program was discontinued in February 2009 as a result of the decision to discontinue new receivable originations in HSBC Finance’s Consumer Lending business.

•	Our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), are the originating lenders for a federal income tax refund anticipation loan program for clients of third party tax preparers, which are managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD process applications, fund and subsequently sell these loans to HSBC Finance. HSBC Bank USA and HTCD originated approximately $9.0 billion and $12.6 billion of loans during the nine months ended September 30, 2009 and 2008, respectively, that were sold to HSBC Finance. This resulted in gains of $11 million and $13 million during the nine months ended September 30, 2009 and 2008, respectively.

•	Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at September 30, 2009 or December 31, 2008.

•	We extended a secured $1.5 billion uncommitted credit facility to HSBC Finance in December 2008. This is a 364 day credit facility and there were no balances outstanding at September 30, 2009 or December 31, 2008.

•	We extended a $1.0 billion committed credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2008. This is a 364 day credit facility and there were no balances outstanding at September 30, 2009 or December 31, 2008.

•	We service a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.6 billion and $2.1 billion at September 30, 2009 and December 31 2008, respectively. The related servicing fee income was $1 million and $6 million during the three and nine months ended September 30, 2009, respectively, and $3 million and $10 million during the three and nine months ended September 30, 2008, respectively which is included in residential mortgage banking revenue in the consolidated statement of income (loss).

•	In the third quarter of 2009, we purchased $86 million of Low Income Housing Tax Credit Investment Funds from HSBC Finance.

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

We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $4.1 billion, of which $1.3 billion and $1.5 billion was outstanding at September 30, 2009 and December 31, 2008, respectively. Interest income on these loans and lines for the three and nine months ended September 30, 2009 totaled $8 million and $28 million, respectively. Interest income for the three and nine months ended September 30, 2008 totaled $12 million and $28 million, respectively.

Other Transactions with HSBC Affiliates

HSBC North America extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 28, 2014 with interest due quarterly beginning in November 2009.

HSBC USA Inc.

In March 2009, we sold an equity investment in HSBC Private Bank (Suisse) SA to another HSBC affiliate for cash, resulting in a gain of $33 million in the first quarter of 2009.

We have an unused line of credit with HSBC Bank plc of $2.5 billion at September 30, 2009 and December 31, 2008.

We have extended loans and lines of credit to various other HSBC affiliates totaling $1.7 billion, of which $550 million and $715 million was outstanding at September 30, 2009 and December 31, 2008, respectively. Interest income on these lines for the three and nine months ended September 30, 2009 totaled $3 million and $9 million, respectively. Interest income for the three and nine months ended September 30, 2008 totaled $6 million and $9 million, respectively.

Historically, we have provided support to several HSBC affiliate sponsored asset backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At September 30, 2009 and December 31, 2008, no ABCP was held.

We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $693 billion and $904 billion at September 30, 2009 and December 31, 2008, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $16 billion and $32 billion at September 30, 2009 and December 31, 2008, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (LSS) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HSBC Bank USA by transferring the volatility to the affiliate. The recorded fair value of derivative assets related to these derivative transactions was approximately $235 million and $1,108 million at September 30, 2009 and December 31, 2008, respectively.

Technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services in North America are centralized within HSBC Technology and Services (USA) Inc. (“HTSU.”) Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of income (loss).

Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 13, “Pension and Other Post-retirement Benefits” of the consolidated financial statements.

Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was approximately $15 million and $48 million for the three and nine months ended September 30, 2009, respectively, and $16 million and $54 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, our share of compensation cost related to nonvested stock compensation plans was approximately $76 million, which is expected to be recognized over a weighted-average period of 1.5 years. A description of these stock compensation plans can be found in Note 24, “Share-based Plans,” of the 2008 Form 10-K.

We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $9 million and $26 million during the three and nine months ended September 30, 2009, respectively are included as a component of Support services from HSBC affiliates in the table above. During 2009 billing for these services was processed by HTSU.

HSBC USA Inc.

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

HSBC USA Inc.

Results for each segment on an IFRSs basis, as well as a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals, are provided in the following tables. Descriptions of the significant differences between IFRSs and U.S. GAAP that impact our results follow the tables:

	IFRSs Consolidated Amounts
				Global					(4)	(5)	U.S. GAAP
				Banking and			Adjustments/		IFRSs	IFRSs	Consolidated
	PFS	CF	CMB	Markets	PB	Other	Reconciling Items	Total	Adjustments	Reclassifications	Totals

						(In millions)

Three months ended September 30, 2009
Net interest income(1)	$238	$539	$184	$201	$41	$(6)	$(4)	$1,193	$(4)	$71	$1,260
Other operating income	88	98	92	91	23	(63)	4	333	484	78	895

Total operating income (loss)	326	637	276	292	64	(69)	-	1,526	480	149	2,155
Loan impairment charges(3)	178	437	51	163	86	-	-	915	120	(29)	1,006

	148	200	225	129	(22)	(69)	-	611	360	178	1,149
Operating expenses(2)	306	18	159	180	58	13	-	734	7	178	919

Profit (loss) before tax	$(158)	$182	$66	$(51)	$(80)	$(82)	$-	$(123)	$353	$-	$230

Balances at end of period:
Total assets	$22,025	$30,227	$17,393	$175,845	$5,220	$115	$-	$250,825	$(72,378)	$(2,938)	$175,509
Total loans	17,747	28,271	15,720	21,786	4,516	-	-	88,040	(3,330)	659	85,369
Goodwill	876	-	368	497	326	-	-	2,067	580	-	2,647
Total deposits	47,285	43	24,680	30,939	10,665	-	-	113,612	(3,173)	5,110	115,549
Three months ended September 30, 2008
Net interest income(1)	$201	$327	$195	$334	$48	$-	$(43)	$1,062	$(57)	$164	$1,169
Other operating income	105	80	94	(72)	36	181	43	467	(139)	(58)	270

Total operating income (loss)	306	407	289	262	84	181	-	1,529	(196)	106	1,439
Loan impairment charges(3)	104	439	71	30	4	-	-	648	4	6	658

	202	(32)	218	232	80	181	-	881	(200)	100	781
Operating expenses(2)	417	11	155	201	70	-	-	854	15	100	969

Profit (loss) before tax	$(215)	$(43)	$63	$31	$10	$181	$-	$27	$(215)	$-	$(188)

Balances at end of period:
Total assets	$34,310	$19,695	$22,380	$193,243	$6,284	$403	$-	$276,315	$(87,816)	$(1,916)	$186,583
Total loans	25,817	19,103	19,221	38,662	5,089	-	-	107,892	(1,982)	(14,250)	91,660
Goodwill	876	-	368	497	326	-	-	2,067	580	-	2,647
Total deposits	44,810	32	20,962	39,801	11,893	2	-	117,500	(2,661)	6,947	121,786
Nine months ended September 30, 2009
Net interest income(1)	$665	$1,588	$540	$655	$129	$(6)	$(18)	$3,553	$102	$230	$3,885
Other operating income	171	263	255	600	85	(406)	18	986	1,031	204	2,221

Total operating income (loss)	836	1,851	795	1,255	214	(412)	-	4,539	1,133	434	6,106
Loan impairment charges(3)	550	1,468	222	589	90	-	-	2,919	502	(174)	3,247

	286	383	573	666	124	(412)	-	1,620	631	608	2,859
Operating expenses(2)	936	69	471	615	180	65	-	2,336	36	608	2,980

Profit (loss) before tax	$(650)	$314	$102	$51	$(56)	$(477)	$-	$(716)	$595	$-	$(121)

Nine months ended September 30, 2008
Net interest income(1)	$685	$926	$575	$650	$144	$(3)	$(204)	$2,773	$(66)	$513	$3,220
Other operating income	405	242	236	(862)	126	261	204	612	(103)	(175)	334

Total operating income (loss)	1,090	1,168	811	(212)	270	258	-	3,385	(169)	338	3,554
Loan impairment charges(3)	349	1,188	178	87	5	-	-	1,807	5	(50)	1,762

	741	(20)	633	(299)	265	258	-	1,578	(174)	388	1,792
Operating expenses(2)	1,020	33	446	607	206	-	-	2,312	14	388	2,714

Profit (loss) before tax	$(279)	$(53)	$187	$(906)	$59	$258	$-	$(734)	$(188)	$-	$(922)

HSBC USA Inc.

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(5)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

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

Other operating income (Total other revenues)

Derivatives – Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to recognize the difference between transaction price and fair value as profit at inception in the consolidated statement of (loss) income. Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized: (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled. This causes the net income under U.S. GAAP to be different than under IFRSs.

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

For loans transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the measurement criteria. Accordingly, for IFRSs purposes such

HSBC USA Inc.

loans continue to be accounted for in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale.

U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of cost or fair value. Under U.S. GAAP, the component of the lower of cost or fair value adjustment related to credit risk is recorded in the consolidated statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the consolidated statement of income (loss) in other revenues.

Reclassification of financial assets – Certain securities were reclassified from “trading assets” to “loans and receivables” under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39 and are no longer marked to market. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.

Additionally, certain Leverage Acquisition Finance (“LAF”) loans were classified as “Trading Assets” for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to “loans and advances” as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans are classified as “held for sale” and carried at fair value due to the irrevocable nature of the fair value option.

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

HSBC USA Inc.

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

	September 30, 2009				December 31, 2008
	Capital	Well-Capitalized		Actual	Capital	Well-Capitalized		Actual
	Amount	Minimum Ratio(1)		Ratio	Amount	Minimum Ratio(1)		Ratio

	(dollars are in millions)

Total capital ratio:
HSBC USA Inc.	$19,216	10.00%		13.68%	$17,691	10.00%		12.04%
HSBC Bank USA	19,623	10.00		14.21	17,395	10.00		12.04
Tier 1 capital ratio:
HSBC USA Inc.	12,988	6.00		9.25	11,156	6.00		7.60
HSBC Bank USA	13,366	6.00		9.68	10,822	6.00		7.49
Tier 1 leverage ratio:
HSBC USA Inc.	12,988	3.00	(2)	7.65	11,156	3.00	(2)	5.96
HSBC Bank USA	13,366	5.00		8.08	10,822	5.00		5.90
Risk weighted assets:
HSBC USA Inc.	140,437				146,878
HSBC Bank USA	138,091				144,507

(1)	HSBC USA Inc and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

In the first nine months of 2009, we received capital contributions from HSBC North America Inc. (“HNAI”) in an aggregate amount of $2.2 billion ($1.1 billion received in each of the first two quarters) in exchange for 3 shares of common stock. During the first nine months of 2009, we contributed $2.7 billion to our subsidiary, HSBC Bank USA, in part to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. See Note 5, “Loans,” for additional information.

HSBC USA Inc.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and its ultimate parent HSBC committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. In May 2009, we received further clarification from the Federal Reserve regarding HSBC Bank USA’s regulatory reporting requirements with respect to these capital commitments in that the additional capital requirements, (which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios), should be applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During the third quarter of 2009, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $165 million to a non-bank subsidiary of HSBC USA Inc. to reduce this capital requirement. Capital ratios and amounts at June 30, 2009 in the table above reflect this revised regulatory reporting. At September 30, 2009, we have exceeded our committed ratios and would have done so without the benefit associated with these low-quality asset sales.

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

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. Continued losses, including losses associated with FVO elections, coupled with bad debt provisions that exceed charge-offs are creating additional deferred tax assets, which could, from time to time, result in such exclusion. We closely monitor the deferred tax assets for potential limitations or exclusions. At September 30, 2009, deferred tax assets of $241 million were excluded in the computation of regulatory capital.

17.	Special Purpose Entities

In the ordinary course of business, we have historically organized special purpose entities (“SPEs”) primarily to structure financial products to meet our clients’ investment needs and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose of organizing the entities, the risk characteristics and the business activities of the SPEs. Special purpose entities can be a variable interest entity (“VIE”), a qualifying special purpose entity (“QSPE”) or neither. A VIE is an entity that lacks sufficient equity at risk or whose equity investors do not have a controlling interest. A QSPE is an unconsolidated off-balance sheet entity whose activities are restricted and limited to holding and servicing financial assets and it meets certain other criteria in accordance with accounting principles related to transfers of financial assets.

Variable Interest Entities We consolidate VIEs in which we hold variable interests that absorb a majority of the risks and/or receive a majority of the benefits and therefore are deemed to be the primary beneficiary. We take into account all of our involvements in a VIE in identifying variable interests (explicit or implicit) that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be significant where we, among other things, (i) provide liquidity put options or other liquidity facilities to support the VIE’s debt issuances, (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE, (iii) provide a financial guarantee that covers assets held or liabilities issued and (iv) help structure the transaction and retain a financial or servicing interest in the VIE.

In most cases, a qualitative analysis of our involvement in the entity provides sufficient evidence to determine whether we are the primary beneficiary. In rare cases, a more detailed analysis to quantify the extent of variability to be absorbed by each variable interest holder is required to determine the primary beneficiary. The quantitative

HSBC USA Inc.

analysis provides probability-weighted estimates of a range of potential outcomes and management judgment is required in determining the primary beneficiary.

Consolidated VIEs The following table summarizes the assets and liabilities of our consolidated VIEs as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Securitization vehicles	$4,000	$3,003	$1,588	$1,200
Structured note vehicles	80	25	147	124
Low income housing limited liability partnership	691	684	-	-

Total	$4,771	$3,712	$1,735	$1,324

Securitization Vehicles We utilize entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transfer certain credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. These trusts are considered VIEs and are consolidated as we are the primary beneficiary at September 30, 2009 and December 31, 2008.

At September 30, 2009 and December 31, 2008, the consolidated assets of these trusts were $4.0 billion and $1.6 billion, respectively and were reported in loans and securities available-for-sale. Debt securities issued by these VIEs are reported as secured financings in long-term debt. The increase in the consolidated assets of these trusts since December 31, 2008 largely reflect securitization vehicles associated with the credit card receivables purchased from HSBC Finance in January 2009.

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

At September 30, 2009 and December 31, 2008, we held all or substantially all of the debt securities issued by several VIE trusts that were organized by an affiliate and by third parties to issue structured notes. The consolidated assets of these VIEs were $80 million and $147 million at September 30, 2009 and December 31, 2008, respectively, and are reported in trading assets. Debt instruments issued by these VIEs and held by us were eliminated in consolidation. Debt instruments issued by these VIEs and held by third parties were not material.

The assets of consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of debt instruments issued by consolidated VIEs have no recourse to our general credit. There are no communications or contractual arrangements that constitute an obligation by us to provide financial support to the VIEs or the holders of debt securities issued by the VIEs.

Low Income Housing Limited Liability Partnership During the third quarter of 2009, certain low income housing investments held by us were transferred to a Limited Liability Partnership (“LLP”) in exchange for debt and equity while a non-affiliated third party invested cash for an equity interest that is mandatory redeemable at a future date. The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE as it does not have sufficient equity investment at risk to finance its activities. We have concluded that we are the primary beneficiary of the LLP as a result of the nature of our continuing involvement and, as a result, consolidate the LLP and report the equity interest issued to the third party investor as a liability in our consolidated financial statements.

Unconsolidated VIEs We also had significant involvement with other VIEs that were not consolidated at September 30, 2009 or December 31, 2008 because we were not the primary beneficiary. The following table

HSBC USA Inc.

provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of September 30, 2009 and December 31, 2008:

	September 30, 2009				December 31, 2008
	Variable Interests	Variable Interests	Total Assets in	Maximum	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss	VIEs	to Loss

	(in millions)

Asset-backed commercial paper conduits	$129	$-	$11,447	$5,688	$28,112	$7,782
Structured investment vehicles	15	-	5,309	28	4,768	34
Structured note vehicles	133	354	7,679	670	8,221	1,842
Low income housing partnerships	13	-	175	30	211	40

Total	$290	$354	$24,610	$6,416	$41,312	$9,698

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

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and therefore bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting them to our normal underwriting and risk management processes. The $5,688 billion maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

Structured Investment Vehicles We provide a liquidity facility to a single structured investment vehicle (“SIV”) sponsored by a third party. This entity, which is deemed to be a VIE, seeks to earn a profit by investing in mostly highly rated longer-dated fixed income instruments and funding those investments by issuing cheaper short-term, highly rated commercial paper and medium term notes. We do not transfer our own assets to the SIV. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets the SIV holds. We are not the primary beneficiary of the SIV and therefore do not consolidate the SIV. Credit risk related to the liquidity facility provided is managed through our normal underwriting and risk management processes. The

HSBC USA Inc.

maximum exposure to loss presented in the preceding table represents a $28 million liquidity facility which was fully funded, and is recorded as a loan, as of September 30, 2009. This loan was considered in the determination of our allowance for loan losses and a $13 million specific reserve was established against this facility during the third quarter of 2009 in accordance with our credit policies.

Structured Note Vehicles Our involvement in structured note vehicles include entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of September 30, 2009, we recorded approximately $209 million of trading assets and $266 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2008, we recorded approximately $539 million of trading assets and $829 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

Low Income Housing Partnerships Separately from the formation of the LLC discussed above, we invest as a limited partner in a number of low-income housing partnerships that operate qualified affordable housing projects and generate tax benefits, including federal low-income housing tax credits, for investors. Some of the partnerships are deemed to be VIEs because they do not have sufficient equity investment at risk or are structured with non-substantive voting rights. We are not the primary beneficiary of these VIEs and do not consolidate them.

These investments in low-income housing partnerships are recorded using the equity method of accounting and are included in other assets on the consolidated balance sheet. The maximum exposure to loss shown in the table represents the recorded investment net of estimated expected reductions in future tax liabilities and potential recapture of tax credits allowed in prior years.

Unconsolidated QSPEs

We historically organized special purpose entities to securitize residential mortgage loans. In these cases, we purchase and transfer residential mortgage loans into a trust which is designed and structured as a QSPE. The QSPE issues debt securities to investors to finance the purchase of the residential mortgage loans. The securitizations are non-recourse in that the risk of future loss in the transferred residential mortgages has been transferred to the investors and the investors’ recourse is limited to the transferred assets. The transfers are accounted for as sales in accordance with accounting principles related to transfers of financial assets.

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

HSBC USA Inc.

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

The following table presents total carrying value and contractual amounts of our major off-balance sheet guarantee arrangements as of September 30, 2009 and December 31, 2008. Following the table is a description of the various arrangements.

	September 30 2009			December 31, 2008
	Carrying	Notional/Maximum		Carrying	Notional/Maximum
	Value	Exposure to Loss		Value	Exposure to Loss

		(in millions)

Credit derivatives(4)	$(10,534)	$406,228	(1)	$(59,640)	$493,583	(1)
Financial standby letters of credit, net of participations(3)	-	4,296	(2)	-	4,444	(2)
Performance (non-financial) guarantees	-	3,231	(2)	-	3,800	(2)
Liquidity asset purchase agreements(3)	-	5,688		-	7,782

Total	$(10,534)	$419,443		$(59,640)	$509,609

(1)	Includes $58.7 billion and $103.4 billion issued for the benefit of HSBC affiliates at September 30, 2009 and December 31, 2008, respectively.

(2)	Includes $722 million and $732 million issued for the benefit of HSBC affiliates at September 30, 2009 and December 31, 2008, respectively.

(3)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

(4)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

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

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

		(in millions)

Sell-protection credit derivative positions	$(10,534)	$406,228	$(59,640)	$493,583
Buy-protection credit derivative positions	11,239	499,394	59,737	474,677

Net position	$705	$(93,166)	$97	$18,906

Standby Letters of Credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of September 30, 2009, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.3 billion and $3.2 billion, respectively. As of December 31, 2008, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.4 billion and $3.8 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the fair value of the stand-ready obligation to perform under these guarantees, amounting to $43 million and $33 million at September 30, 2009 and December 31, 2008, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $29 million and $30 million at September 30, 2009 and December 31, 2008, respectively.

HSBC USA Inc.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of September 30, 2009 as an indicative proxy of payment risk:

	Average	Credit Ratings of the Obligors or the Transactions
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

		(in millions)

Sell-protection Credit Derivatives(1)
Single name CDS	3.5	$159,728	$71,123	$230,851
Structured CDS	3.4	49,674	2,818	52,492
Index credit derivatives	3.8	104,528	4,895	109,423
Total return swaps	7	12,262	1,200	13,462

Subtotal		326,192	80,036	406,228
Financial Standby Letters of Credit(2)	1.1	6,779	748	7,527

Total		$332,971	$80,784	$413,755

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

Our internal groupings are determined based on HSBC’s risk rating systems and processes which assign a credit grade based on a scale which ranks the risk of loss from a customer as either low risk, satisfactory risk, fair risk, watch, substandard, doubtful or loss. The groupings are determined and used for managing risk and determining level of credit exposure appetite based on the customer’s operating performance, liquidity, capital structure and debt service ability. In addition, we also incorporate subjective judgments into the risk rating process concerning such things as industry trends, comparison of performance to industry peers and perceived quality of management. We compare our internal risk ratings to outside external rating agencies benchmarks, where possible, at the time of formal review and regularly monitor whether our risk ratings are comparable to the external ratings benchmark data.

Written Put Options, Non Credit-Risk Related Guarantees and Indemnity Arrangements:

Liquidity Asset Purchase Agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of September 30, 2009 and December 31, 2008, we have issued $5.7 billion and $7.8 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits.

Principal Protected Products We structure and sell products that guarantee the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation

HSBC USA Inc.

and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These principal protected products are accounted for on a fair value basis. The notional amounts of these principal protected products were not material as of September 30, 2009 and December 31, 2008, respectively. We have not made any payment under the terms of these structured products and we consider the probability of payments under these guarantees to be remote.

Sale of Mortgage Loans We originate and sell mortgage loans to government sponsored entities and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the representations and warranties are breached. Our liability for obligations arising from the breach of representations and warranties was $45 million and $13 million as of September 30, 2009 or December 31, 2008, respectively.

Visa Covered Litigations We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is earlier. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In July 2009, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited an additional $700 million into the escrow account. As a result, we re-evaluated the contingent liability we have recorded relating to this litigation and reduced our liability by $8.6 million during the third quarter of 2009.

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

Pledged Assets

Pledged assets included in the consolidated balance sheet are summarized in the following table.

	September 30,	December 31,
	2009	2008

	(in millions)

Interest bearing deposits with banks	$1,467	$3,338
Trading assets(1)	2	1,085
Securities available- for-sale(2)	12,412	9,919
Securities held to maturity	483	623
Loans(3)	4,485	3,926
Other assets(4)	2,291	6,872

Total	$21,140	$25,763

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities at December 31, 2008 and pledged against short-term borrowings at September 30, 2009.

(2)	Securities available-for-sale are primarily pledged against various short-term borrowings and public fund deposits.

HSBC USA Inc.

(3)	Loans are primarily private label and other credit card receivables pledged against long-term secured borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

19.	Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are disorderly, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of September 30, 2009
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance

	(in millions)

Assets:
Trading Securities:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$285	$21	$-	$306	$-	$306
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-
Residential mortgage-backed securities	-	153	674	827	-	827
Commercial mortgage-backed securities	-	-	-	-	-	-
Collateralized debt obligations	-	-	817	817	-	817
Other asset-backed securities	-	8	32	40	-	40
Other domestic debt securities	-	129	1,218	1,347	-	1,347
Debt Securities issued by foreign entities	-	653	203	856	-	856
Equity securities	-	408	26	434	-	434
Precious metals trading	-	8,587	-	8,587	-	8,587
Derivatives(2)	275	73,270	3,464	77,009	(64,502)	12,507
Securities available-for-sale:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	10,960	11,236	3	22,199	-	22,199
Obligations of U.S. states and political subdivisions	-	752	-	752	-	752
Residential mortgage-backed securities	-	389	521	910	-	910
Commercial mortgage-backed securities	-	951	7	958	-	958
Collateralized debt obligations	-	-	-	-	-	-
Other asset-backed securities	-	293	226	519	-	519
Other domestic debt securities	-	864	-	864	-	864
Debt Securities issued by foreign entities	-	2,500	-	2,500	-	2,500
Equity securities	-	861	-	861	-	861
Loans(3)	-	1,009	129	1,138	-	1,138
Intangible(4)	-	-	394	394	-	394

Total assets	$11,520	$102,084	$7,714	$121,318	$(64,502)	$56,816

Liabilities:
Deposits in domestic offices(5)	$-	$2,673	$1,211	$3,884	$-	$3,884
Trading liabilities, excluding derivatives	411	2,320	-	2,731	-	2,731
Derivatives(2)	274	74,708	1,747	76,729	(68,645)	8,084
Long-term debt(6)	-	4,248	367	4,615	-	4,615

Total liabilities	$685	$83,949	$3,325	$87,959	$(68,645)	$19,314

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2008
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading assets, excluding derivatives	$74	$8,051	$1,893	$10,018	$-	$10,018
Derivatives(2)	523	145,259	7,837	153,619	(130,936)	22,683
Securities available-for-sale	4,856	19,581	471	24,908	-	24,908
Loans(3)	-	738	136	874	-	874
Intangible assets(4)	-	-	333	333	-	333

Total assets	$5,453	$173,629	$10,670	$189,752	$(130,936)	$58,816

Liabilities:
Deposits in domestic offices(5)	$-	$2,059	$234	$2,293	$-	$2,293
Trading liabilities, excluding derivatives	206	1,799	-	2,005	-	2,005
Derivatives(2)	412	148,819	2,554	151,785	(136,686)	15,099
Long-term debt(6)	-	2,570	57	2,627	-	2,627

Total liabilities	$618	$155,247	$2,845	$158,710	$(136,686)	$22,024

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes trading derivative assets of $11.6 billion and $21.3 billion and trading derivative liabilities of $7.8 billion and $14.3 billion as of September 30, 2009 and December 31, 2008, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 7, “Loans Held for Sale,” of the consolidated financial statements for further information.

(4)	Represents residential mortgage servicing rights. See Note 8, “Intangible Assets,” of the consolidated financial statements for further information on residential mortgage servicing rights.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

HSBC USA Inc.

The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2009 and 2008. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in(1)			Net	Transfers
		Trading		Other	Purchases	Into or		Current Period
	July 1,	(Loss)	Other	Comprehensive	Issuances and	Out	Sept. 30,	Unrealized
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$-	$-	$-	$-	$-	$-	$-	$-
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	577	46	-	-	(44)	95	674	32
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-
Collateralized debt obligations	678	(43)	-	-	182	-	817	(59)
Other asset-backed securities	32	14	-	-	(14)	-	32	6
Other domestic debt securities	1,009	188	-	-	21	-	1,218	179
Debt Securities issued by foreign entities	138	65	-	-	-	-	203	65
Equity securities	26	-	-	-	-	-	26	-
Precious metals	-	-	-	-	-	-	-	-
Derivatives, net(2)	3,109	(1,157)	9	-	(271)	27	1,717	(720)
Securities available-for-sale U.S. Treasury, U.S. Government agencies and sponsored enterprises	3	-	-	-	-	-	3	-
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	318	-	-	56	(39)	186	521	50
Commercial mortgage-backed securities	5	-	-	2	-	-	7	2
Collateralized debt obligations	-	-	-	-	-	-	-	-
Other asset-backed securities	239	-	-	47	(60)	-	226	42
Other domestic debt securities	-	-	-	-	-	-	-	-
Debt Securities issued by foreign entities	-	-	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-	-	-
Loans(3)	128	-	1	-	-	-	129	1
Other assets, excluding derivatives(4)	434	-	(62)	-	22	-	394	(54)

Total assets	$6,696	$(887)	$(52)	$105	$(203)	$308	$5,967	$(456)

Liabilities:
Deposits in domestic offices	(720)	(36)	-	-	(462)	7	(1,211)	(35)
Long-term debt	(216)	(35)	-	-	(129)	13	(367)	(31)

Total liabilities	$(936)	$(71)	$-	$-	$(591)	$20	$(1,578)	$(66)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other	Net Purchases,	Transfers		Current Period
	July 1,	(Loss)	Other	Comprehensive	Issuances and	Into or Out	Sept. 30,	Unrealized
	2008	Revenue	Revenue	Income	Settlements	of Level 3	2008	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives	$1,738	$(540)	$-	$-	$517	$-	$1,715	$(389)
Derivatives, net(2)	1,962	477	(3)	-	94	42	2,572	327
Securities available for sale	97	-	-	3	(24)	-	76	4
Loans(3)	810	-	(11)	-	(531)	-	268	-
Other assets, excluding derivatives(4)	546	-	(55)	-	31	-	522	(29)

Total	$5,153	$(63)	$(69)	$3	$87	$42	$5,153	$(87)

Liabilities:
Deposits in domestic offices	$(131)	$6	$-	$-	$(53)	$41	$(137)	$7
Long-term debt	(340)	9	-	-	209	62	(60)	9

Total	$(471)	$15	$-	$-	$156	$103	$(197)	$16

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)			Net	Transfers
		Trading		Other	Purchases	Into or		Current Periods
	January 1,	(Loss)	Other	Comprehensive	Issuances and	Out	Sept. 30,	Unrealized
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$-	$-	$-	$-	$-	$-	$-	$-
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	475	2	-	-	(55)	252	674	(5)
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-
Collateralized debt obligations	668	(272)	-	-	421	-	817	(109)
Other asset-backed securities	36	8	-	-	(21)	9	32	4
Other domestic debt securities	480	358	-	-	35	345	1,218	345
Debt Securities issued by foreign entities	87	116	-	-	-	-	203	116
Equity securities	147	(94)	-	-	(28)	1	26	(94)
Precious metals	-	-	-	-	-	-	-	-
Derivatives, net(2)	5,283	(3,256)	(4)	-	(286)	(20)	1,717	(2,468)
Securities available-for-sale
U.S. Treasury, U.S. Government agencies and sponsored enterprises	-	-	-	-	-	3	3	-
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	164	-	-	71	(83)	369	521	63
Commercial mortgage-backed securities	-	-	-	2	-	5	7	2
Collateralized debt obligations	-	-	-	-	-	-	-	-
Other asset-backed securities	307	-	-	64	(123)	(22)	226	26
Other domestic debt securities	-	-	-	-	-	-	-	-
Debt Securities issued by foreign entities	-	-	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-	-	-
Loans(3)	136	-	12	-	(19)	-	129	8
Other assets, excluding derivatives(4)	333	-	(26)	-	87	-	394	6

Total assets	$8,116	$(3,138)	$(18)	$137	$(72)	$942	$5,967	$(2,106)

Liabilities:
Deposits in domestic offices	(234)	(29)	-	-	(964)	16	(1,211)	(28)
Long-term debt	(57)	(46)	-	-	(281)	17	(367)	(44)

Total liabilities	$(291)	$(75)	$-	$-	$(1,245)	$33	$(1,578)	$(72)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other	Net Purchases,	Transfers		Current Period
	January 1,	(Loss)	Other	Comprehensive	Issuances and	Into or Out	Sept. 30,	Unrealized
	2008	Revenue	Revenue	Income	Settlements	of Level 3	2008	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives	$77	$(728)	$-	$-	$994	$1,372	$1,715	$(602)
Derivatives, net(2)	709	(34)	2	-	157	1,738	2,572	(423)
Securities available for sale	1	-	-	9	(58)	124	76	10
Loans(3)	829	-	(75)	-	(484)	(2)	268	(3)
Other assets, excluding derivatives(4)	489	-	(80)	-	113	-	522	(4)

Total	$2,105	$(762)	$(153)	$9	$722	$3,232	$5,153	$(1,022)

Liabilities:
Deposits in domestic offices	$(192)	$18	$-	$-	$(82)	$119	$(137)	$8
Long-term debt	(63)	26	-	-	42	(65)	(60)	10

Total	$(255)	$44	$-	$-	$(40)	$54	$(197)	$18

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $3.5 billion and $4.4 billion and derivative liabilities of $1.7 billion and $1.8 billion as of September 30, 2009 and 2008, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. See to Note 8, “Intangible Assets,” of this Form 10-Q.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of September 30, 2009 and 2008. The gains (losses) for the three and nine months ended September 30, 2009 and 2008 are also included.

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements				(Losses) For the	(Losses) For the
	as of September 30, 2009				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2009	September 30, 2009

	(in millions)

Loans:
Residential mortgage loans held for sale(1)	$-	$36	$889	$925	$(15)	$(174)
Auto finance loans held for sale(1)	-	-	353	353	-	-
Repossessed vehicles	-	7	-	7	-	-
Other consumer loans held for sale(1)	-	-	32	32	(13)	(13)
Impaired loans(2)	-	-	371	371	46	136
Real estate owned(3)	-	77	-	77	1	3
Building held for use	-	-	15	15	-	(20)

Total assets at fair value on a non-recurring basis	$-	$120	$1,660	$1,780	$19	$(68)

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements				(Losses) For the	(Losses) For the
	as of September 30, 2008				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2008	September 30, 2008

	(in millions)

Loans:
Residential mortgage loans held for sale(1)	$-	$182	$1,505	$1,687	$(84)	$(340)
Impaired loans(2)	-	-	89	89	(7)	(25)
Real estate owned(3)	-	63	-	63	-	-

Total assets at fair value on a non-recurring basis	$-	$245	$1,594	$1,839	$(91)	$(365)

(1)	As of September 30, 2009 and 2008, the fair value of the loans held for sale was below cost.

(2)	Represents impaired commercial loans. We use the fair value estimate of the underlying collateral to approximate the fair value of the commercial loans.

(3)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

During the second quarter of 2009, we wrote down the carrying value of a data center building held for use to its fair value. The fair value was determined based on management’s best estimate of the exit price that would be received in a current transaction with market participants at the reporting date. In determining the fair value, management considered, among other things, the features of the property, potential uses of the property that could maximize value to market participants, estimated marketing period given the current economic conditions and challenges for

HSBC USA Inc.

market participants to secure financing. Changes in fair value of this asset are reflected in occupancy expense in the consolidated statement of income (loss).

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this quarterly report.

The following table summarizes the carrying value and estimated fair value of our financial instruments at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)

Financial assets:
Short-term financial assets	$21,849	$21,849	$19,845	$19,845
Federal funds sold and securities purchased under resale agreements	4,463	4,463	10,813	10,813
Non-derivative trading assets	13,214	13,214	10,018	10,018
Derivatives	12,507	12,507	22,683	22,683
Securities	32,355	32,510	27,783	27,843
Commercial loans, net of allowance for credit losses	31,428	31,142	36,857	33,822
Commercial loans designated under fair value option and held for sale	1,138	1,138	874	874
Consumer loans, net of allowance for credit losses	47,271	43,091	41,859	35,309
Consumer loans held for sale:
Residential mortgages	1,280	1,289	3,512	3,521
Auto finance	353	353	-	-
Other consumer	32	32	45	45
Financial liabilities:
Short-term financial liabilities	$12,269	$12,269	$14,701	$14,701
Deposits:
Without fixed maturities	102,757	102,757	103,207	103,207
Fixed maturities	8,908	8,953	13,538	13,608
Deposits designated under fair value option	3,884	3,884	2,293	2,293
Non-derivative trading liabilities	2,731	2,731	2,005	2,005
Derivatives	8,084	8,084	15,099	15,099
Long-term debt	16,817	17,181	19,462	19,331
Long-term debt designated under fair value option	4,615	4,615	2,627	2,627

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The unprecedented developments in the mortgage lending industry and the current economic conditions have resulted in a significant reduction in the secondary market demand for assets not guaranteed or eligible for guarantee by the Federal government or a governmental agency. The estimated fair values at September 30, 2009 and December 31, 2008 for our loans reflect these market conditions. For certain consumer loans, potential investors often assume a higher charge-off level and lower overall cash flows than what we, as the servicer of these loans, believe will ultimately be the case, and most asset values reflect a significant pricing discount resulting from the lack and/or high cost of leverage available to most buyers of whole loan assets. This creates a value that is substantially lower than would otherwise be reported under more normal marketplace conditions.

HSBC USA Inc.

Valuation Methodologies and Assumptions Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value for which fair value disclosure is required.

Short-term financial assets and liabilities – The carrying value of certain financial assets and liabilities recorded at cost is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, accrued interest receivable, customer acceptance assets and liabilities, short-term borrowings, and interest, taxes and other liabilities.

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

Loans – Except for leveraged loans and selected residential mortgage loans, we do not record loans at fair value on a recurring basis. From time to time, we record on a non-recurring basis negative adjustment to loans. The write-downs can be based on observable market price of the loan or the underlying collateral value. In addition, fair value estimates are determined based on the product type, financial characteristics, pricing features and maturity. Where applicable, similar loans are grouped based on loan types and maturities and fair values are estimated on a portfolio basis.

•	Mortgage Loans Held for Sale – Certain residential mortgage loans are classified as held for sale and are recorded at the lower of cost or fair value. As of September 30, 2009, the fair value of these loans is below their amortized cost. The fair value of these mortgage loans is determined based on the valuations observed in the securitization market, which is deemed to be the principal exit market for these loans. Where mortgage securitization does not regularly occur, we utilize valuation information observed in alternative exit markets such as the whole loan market. In any event, the determination of fair value for mortgage loans takes into account factors such as the location of the collateral, the loan-to-value ratio, the estimated rate and timing of default, the probability of foreclosure and loss severity if foreclosure does occur.

•	Leveraged Loans – We record leveraged loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources are used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for defaults and recoveries, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the specific loan characteristics and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

•	Commercial Loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and borrower’s credit risks, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and our own estimate of liquidity premium.

•	Consumer Loans – The estimated fair value of our consumer loans were determined by developing an estimated range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, among other things, value estimates from an HSBC affiliate which reflect over-the-counter trading activity and where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing

HSBC USA Inc.

such receivables; trading input from other market participants which includes observed primary and secondary trades; and general discussions held directly with potential investors.

Model inputs include estimates of future interest rates, prepayment speeds, loss curves and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by home price changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform periodic validations of our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we may engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs which are specific to the performance characteristics of the various receivable portfolios.

Lending-related Commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $43 million and $33 million at September 30, 2009 and December 31, 2008, respectively.

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

HSBC USA Inc.

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

Derivatives – Derivatives are recorded at fair value. Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including cash collateral are offset and presented net in accordance accounting principles which allow the offsetting of amounts relating to certain contracts.

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

Mortgage Servicing Rights – We elected to measure residential mortgage servicing rights, which are classified as intangible assets, at fair value when we adopted accounting principles related to the servicing of financial assets effective January 1, 2006. The fair value for the residential mortgage servicing rights is determined based on an option adjusted approach which involves discounting servicing cash flows under various interest rate projections at risk-adjusted rates. The valuation model also incorporates our best estimate of the prepayment speed of the mortgage loans and discount rates. As changes in interest rates is a key factor affecting the prepayment speed and hence the fair value of the mortgage servicing rights, we use various interest rate derivatives and forward purchase contracts of mortgage-backed securities to risk-manage the mortgage servicing rights.

Structured Notes – Certain structured notes were elected to be measured at fair value in their entirety under fair value option accounting principles. As a result, derivative features embedded in the structured notes are included in the valuation of fair value. Cash flows of the funded notes are discounted at the appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to these instruments are derived from the spreads at which institutions of similar credit standing would offer for issuing similar structured instruments as of the measurement date. The market spreads for structured notes are generally lower than the credit spreads observed for plain vanilla debt or in the credit default swap market.

Long-term Debt – We elected to apply fair value option to certain own debt issuances for which fair value hedge accounting was applied. These own debt issuances elected under FVO are traded in secondary markets and, as such,

HSBC USA Inc.

the fair value is determined based on observed prices for the specific instrument. The observed market price of these instruments reflects the effect of our own credit spreads.

For long-term debt recorded at cost, fair value is determined based on quoted market prices where available. If quoted market prices are not available, fair value is based on dealer quotes, quoted prices of similar instruments, or internally developed valuation models adjusted for own credit risks.

Deposits – For fair value disclosure purposes, the carrying amount of deposits with no stated maturity (e.g., demand, savings, and certain money market deposits), which represents the amount payable upon demand, is considered to approximate fair value. For deposits with fixed maturities, fair value is estimated by discounting cash flows using market interest rates currently offered on deposits with similar characteristics and maturities.

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

20.  New Accounting Pronouncements

Business combinations in consolidated financial statements

In December 2007, the FASB issued guidance on the accounting and reporting of business combinations which requires recognition of all assets acquired, liabilities assumed and any noncontrolling interest in an acquiree at fair value as of the date of acquisition. This guidance also changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases and is effective for business combinations with an effective date beginning January 1, 2009 or later.

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued guidance on the accounting and reporting of noncontrolling interests in consolidated financial statements which requires entities report noncontrolling interests in subsidiaries as equity in the consolidated financial statements and to account for the transactions with noncontrolling interest owners as equity transactions provided the parent retains controlling interests in the subsidiary. The guidance also requires new and expanded disclosure and was effective from fiscal years beginning on or after December 15, 2008. Adoption did not have a material impact on our financial position or results of operations.

HSBC USA Inc.

Transfers of financial assets

In February 2008, the FASB issued guidance on the accounting for transfers of financial assets and repurchase financing transactions. Under this guidance, the initial transfer of a financial asset and a repurchase financing involving the same asset that is entered into contemporaneously with, or in contemplation of, the initial transfer, is presumptively linked and are considered part of the same arrangement. This guidance was effective for new transactions entered into in fiscal years beginning after November 15, 2008. Our adoption on January 1, 2009 did not have a material impact on our financial position or results of operations.

Disclosures about derivative instruments and hedging activities

In March 2008, the FASB issued guidance which amended the existing derivative and hedging disclosure requirements, requiring increased disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. This guidance was effective for fiscal years beginning after November 15, 2008. We adopted the guidance effective January 1, 2009. See Note 10, “Derivative Financial Instruments,” in these consolidated financial statements.

Financial guarantee contracts

In May 2008, the FASB issued guidance on the accounting and reporting for financial guarantee insurance contracts which applies to certain financial guarantee insurance (and reinsurance) contracts issued by enterprises that are not accounted for as derivative instruments. This guidance also requires expanded disclosures about financial guarantee insurance contracts and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Our adoption on January 1, 2009 did not have an impact on our financial position or our results of operations.

Employers’ disclosures about postretirement benefit plan assets

In December 2008, the FASB issued guidance which requires more detailed disclosures about employers’ plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. These new disclosures are applicable for the first fiscal year ending after December 15, 2009.

Interim disclosures about fair value of financial instruments

In April 2009, the FASB issued guidance that fair value disclosures required for financial instruments on an annual basis be presented for all interim reporting periods beginning with the first interim period ending after June 15, 2009 with earlier application permitted. We have adopted the disclosure requirements effective January 1, 2009. See Note 19, “Fair Value Measurements”, in these consolidated financial statements.

Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. This guidance also requires expanded disclosure about how fair value is measured, changes to valuation methodologies, and additional disclosures for debt and equity securities. This guidance was effective for reporting periods ending after June 15, 2009 with earlier adoption permitted. We adopted this guidance effective January 1, 2009. See Note 19, “Fair Value Measurements”, in these consolidated financial statements for the expanded disclosure.

The recognition and presentation of other-than-temporary impairment

In April 2009, the FASB issued guidance which amends the recognition and presentation of other-than-temporary impairments of debt securities. Under this guidance, if we do not have the intention to sell and it is more-likely-than-

HSBC USA Inc.

not we will not be required to sell the debt security, we are required to segregate the difference between fair value and amortized cost into credit loss and other losses with only the credit loss recognized in earnings and other losses recorded to other comprehensive income. Where our intent is to sell the debt security or where it is more-likely-than-not that we will be required to sell the debt security, the entire difference between the fair value and the amortized cost basis is recognized in earnings. The guidance also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that the investment is not other-than-temporarily impaired and is effective for all reporting periods ending after June 15, 2009, with earlier adoption permitted. We adopted this guidance effective January 1, 2009. The cumulative effect of applying this guidance was recorded to opening retained earnings upon adoption. As a result, on January 1, 2009 we reclassified $15 million, net of taxes, from retained earnings to accumulated other comprehensive income (loss) related to the non-credit loss portion of other-than-temporary impairments on debt securities. See Note 4, “Securities,” in these consolidated financial statements for additional information on other-than-temporary impairments.

Subsequent events

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption did not have an impact on our financial position or results of operations.

Accounting for transfers of financial assets

In June 2009, the FASB issued guidance which amends the accounting for transfers of financial assets by eliminating the concept of a qualifying special-purpose entity (“QSPE”) and providing additional guidance with regard to accounting for transfers of financial assets. The guidance is effective for all interim and annual periods beginning after November 15, 2009. Earlier application is prohibited. We believe the adoption of this guidance will not have a material impact on our financial position and results of operations.

Accounting for consolidation of variable interest entities

In June 2009, the FASB issued guidance which amends the accounting rules related to the consolidation of variable interest entities (“VIE”). The guidance changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model, based on control and economics. On the effective date, certain VIEs which are not consolidated currently may be required to be consolidated. The guidance is effective for all interim and annual periods beginning after November 15, 2009. Earlier application is prohibited. We are currently evaluating the impact adoption of this guidance will have on our financial position and results of operations.

Determination of fair value of financial liabilities

In August 2009, the FASB issued guidance to clarify how the fair value of liabilities should be determined when a quoted price for an identical liability is not available. The guidance requires in these circumstances that the fair value of financial liabilities be determined using either the quoted price of a similar liability, the quoted price of an identical or similar liability when traded as an asset or any other valuation methodology consistent with the Fair Value Framework. This guidance is effective for fiscal years beginning after the issuance of this guidance with early adoption encouraged. We adopted this guidance during the third quarter of 2009. Adoption did not have an impact on our financial position or results of operations.

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

Current Environment

During the first nine months of 2009, economic conditions in the U.S. continued to be challenged by tighter credit conditions, reduced economic growth and continued declines in the housing market. While the on-going financial market disruptions continued to impact credit spreads and liquidity during the period, beginning in the second quarter and continuing into the third quarter of 2009, we have seen an improvement in marketplace liquidity and credit spreads have narrowed considerably due to increased market confidence stemming largely from the various government actions taken to restore faith in the capital markets. The narrowing of credit spreads enabled many businesses to issue debt and raise new capital resulting in improving capital markets and a recovery in the stock market which is bolstering consumer and business sentiment.

U.S. unemployment rates, however, which have been and will continue to be a major factor in the deterioration of credit quality in the U.S., increased to 9.8 percent in September 2009, an increase of 30 basis points during the quarter and 260 basis points since December 2008. Unemployment rates in nine states are greater than the U.S. national average and unemployment rates in seven states are at or above 11 percent. Additionally, personal bankruptcy filings in the U.S. have continued to increase throughout the year. This has resulted in higher provisions for credit losses in our loan portfolios and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the length and depth of the current economic downturn, consumer confidence, volatility in energy prices, adverse developments in the credit markets and mixed corporate earnings continue to negatively impact the stability of both the U.S. economy and the capital markets. These adverse conditions continue to impact the carrying value of several asset classes including asset-backed securities held for both trading purposes and as available-for-sale, subprime residential mortgage loans held for sale and credit derivative products including derivative products with monoline insurance companies, although the dollar magnitude of the impact on these assets has slowed considerably in 2009 and as it relates to the third quarter, in many cases have actually begun to reverse. Despite this positive trend, however, we remain cautious as volatility with respect to certain capital markets activities remains elevated and we expect these conditions, together with continued weakness in the overall economy, to continue to impact our results throughout the remainder of 2009.

HSBC USA Inc.

Improvement in unemployment rates and a recovery of the housing market, including stabilization in home prices, continue to remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and increased delinquencies and charge-off rates in loan portfolios across the industry including our own and, as a consequence, higher allowances for credit losses in future periods. Although consumer confidence has improved since earlier in 2009, it remains very low consistent with weak consumer fundamentals including declines in wage income, declines in wealth and a difficult job market.

The U.S. Federal government and banking regulators continued their efforts to stabilize the U.S. economy in 2009. On June 17, 2009, the Administration unveiled its proposal for sweeping overhaul of the financial regulatory system. The Financial Regulatory Reform proposals are comprehensive and include the creation of an inter-agency Financial Services Oversight Council to, among other things, identify emerging risks and advise the Federal Reserve Board regarding institutions whose failure could pose a threat to financial stability; expand the Federal Reserve Board’s powers to regulate these systemically-important institutions and impose more stringent capital and risk management requirements; create a Consumer Financial Protection Agency (the “CFPA”) as a single primary Federal consumer protection supervisor that will regulate credit, savings, payment and other consumer financial products and services and providers of those products and services; and impose comprehensive regulation of OTC derivatives markets, including credit default swaps, and prudent supervision of OTC derivatives dealers. Draft legislation implementing all of these initiatives has been released by the Administration, with the portions implementing the CFPA supervision of OTC derivatives transactions under active consideration in the House Financial Services Committee. It is likely that some portion of the financial regulatory reform proposals will be adopted and that reform is expected to have a significant impact on the operations of financial institutions in the U.S., including us and our affiliates. It is not possible to assess the impact of financial regulatory reform, however, until final legislation has been enacted and related regulations have been adopted.

Performance, Developments and Trends

Our net income was $161 million during the three months ended September 30, 2009 compared to a net loss of $136 million in the prior year quarter. Our net loss was $177 million during the nine months ended September 30, 2009 compared to a net loss of $588 million in the prior year period. Our income before tax was $230 million during the three months ended September 30, 2009 compared to a net loss of $188 million in the year ago period. Our loss before tax was $121 million for the nine months ended September 30, 2009 as compared to $922 million in the year ago period. Our results in both periods were significantly impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option due largely to improved credit spreads and several other non-recurring items which distort the comparison of the underlying performance of our business. The following table summarizes the collective impact of these items on our income (loss) before income tax for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(in millions)

Income (loss) before income tax, as reported	$230	$(188)	$(121)	$(922)
Change in value of fair value option long-term debt and related derivatives	43	(199)	437	(289)
Gain on sale of MasterCard Class B or Visa Class B shares	-	-	(48)	(217)
Gain relating to resolution of lawsuit(1)	-	-	(85)	-
Release of VISA litigation accrual	(9)	-	(9)	(23)
Gain on sale of equity interest in HSBC Private Bank (Suisse) S.A.	-	-	(33)	-

Income (loss) before income tax, excluding above items(2)	$264	$(387)	$141	$(1,451)

HSBC USA Inc.

(1)	The proceeds of the resolution of this lawsuit were used to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares.

(2)	Represents a non-U.S. GAAP financial measure.

Although our results for the third quarter and first nine months of 2009 adjusted for the amounts described in the table above improved compared to the prior year periods, the year-to-date period in particular continued to be impacted by reductions in other revenues, largely trading revenue associated with credit derivative products due to the adverse financial market conditions discussed above, although the magnitude of such reductions declined significantly from the prior year and, in the third quarter of 2009, in many cases have started to reverse.

A summary of the significant valuation adjustments associated with these market disruptions that impacted revenue for the three and nine months ended September 30, 2009 and 2008 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
Losses (Gains)	2009	2008	2009	2008

	(in millions)

Insurance monoline structured credit products	$(54)	$155	$104	$957
Other structured credit products	(38)	(118)	182	144
Mortgage whole loans held for sale	28	87	182	331
Other-than-temporary impairment on securities available-for-sale	26	180	84	204
Leverage acquisition finance loans held for sale	(128)	94	(258)	197

Total	$(166)	$398	$294	$1,833

In addition to the impacts to revenue described above, we experienced increased fees from the credit card receivable portfolio due largely to the purchase of General Motor (“GM”) MasterCard and AFL-CIO Union Plus (“UP”) MasterCard/Visa credit card receivables (the “GM and UP Portfolios”) and, in the nine-month period, higher gains on sales of mortgage backed and asset backed securities due to our efforts to reduce exposure to these investments as well as higher transaction fees in Global Banking and Markets. We also experienced higher net interest income in both periods due to higher net interest margin driven by a lower cost of funds and higher levels of credit card loans outstanding and, in the three-month period, lower operating expenses due to continued cost management efforts. These improvements were partially offset in both periods by a higher provision for credit losses and in the nine-month period, higher operating expenses as our cost management efforts were more than offset by higher FDIC insurance premiums, including the special assessment recorded in the second quarter and higher support services expense from HSBC affiliates.

The recent market events have created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and control credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements at September 30, 2009.

As previously reported, in January 2009, we purchased a $6.3 billion portfolio of GM credit card receivables, a $6.1 billion portfolio of UP credit card receivables and a $3 billion portfolio of auto finance receivables from HSBC Finance at fair market value in order to maximize the efficient use of liquidity at each entity. HSBC Finance retained the customer account relationships associated with the credit card portfolios. We purchase additional credit card loan originations generated under new and existing accounts on a daily basis at fair market value. HSBC Finance continues to service the purchased portfolios for a fee. In connection with the purchases, we received capital contributions from HNAI in an aggregate amount of approximately $1.1 billion in January 2009. This amount, along with an additional $0.6 billion received by us from HNAI in December 2008, was subsequently contributed to our subsidiary, HSBC Bank USA, to provide capital support for the receivables purchased. While the receivable purchases have resulted in increases to our net interest margin and other revenues, they have also contributed to higher credit loss provisions and higher operating expenses compared to the prior year periods.

HSBC USA Inc.

Net interest income was $1,260 million and $3,885 million during the three and nine months ended September 30, 2009, respectively, an increase of 8 percent and 21 percent over the year-ago periods. This increase in both periods primarily reflects the impact of higher credit card receivable levels due to the purchase of the GM and UP Portfolios in January 2009, the impact of commercial loan re-pricings, lower promotional balances on private label credit cards and a reduction in the amortization of private label credit card premiums due largely to lower premiums being paid. These increases were partially offset by narrowing of interest rate spreads on deposit products primarily due to lower market interest rates, competitive pressures as customers migrated to higher yielding deposit products, higher amortization of credit card premium due to the purchase of the GM and UP portfolios and the runoff of the residential mortgage and other consumer loan portfolios.

Our provision for credit losses was $1,006 million during the three months ended September 30, 2009 as compared to $658 million in the prior year quarter. Our provision for credit losses was $3,247 million during the nine months ended September 30, 2009 as compared to $1,762 million in the prior year period. The increase in both periods was primarily due to a higher provision for credit card receivables due to the purchase of the GM and UP Portfolios from HSBC Finance, higher delinquency and credit loss estimates relating to prime residential mortgage loans as conditions in the housing markets worsened and the U.S. economy deteriorated, higher credit loss provision in our commercial loan portfolio and, in the year-to-date period, higher delinquencies and charge-offs within the private label and co-brand credit card portfolio due to higher levels of personal bankruptcy filing and the impact from a weakened U.S. economy, partially offset by lower receivable levels. Partially offsetting these increases in the three month period was a lower credit loss provision on private label credit card loans due to recent stabilization in credit performance and an improved outlook on future loss estimates as the impact of higher unemployment levels on losses has not been as severe as previously anticipated. Provision for credit losses increased for both loans and loan commitments in the commercial loan portfolio due to higher delinquency and loss estimates and higher levels of criticized assets caused by customer credit downgrades and deteriorating economic conditions, particularly in real estate lending.

Operating expenses totaled $919 million and $2,980 million in the three and nine months ended September 30, 2009. While operating expenses declined 5 percent in the three-month period compared to a year ago, they increased 10 percent in the year-to-date period, a majority of which was due to increased FDIC assessment charges. Lower salaries and employee benefit expense in both periods due to continued cost management efforts which have resulted in lower headcount including the impact of global resourcing initiatives were partially offset in the three month period by higher servicing fees paid to HSBC Finance as a result of the purchase of the GM and UP Portfolios, higher fees paid to HTSU, higher expenses due to the expansion of the core banking and commercial lending networks and higher FDIC insurance premiums. In the year-to-date period, the lower salaries and employee benefit expense was more than offset by higher FDIC insurance premiums which include $82 million relating to a special assessment recorded in the second quarter of 2009, higher expenses associated with expansion and higher servicing fees to HSBC Finance as the receivable volumes being serviced were much higher earlier in the year. The year-to date period also reflects an impairment write down of a data center building as part of our ongoing strategy to consolidate operations and improve efficiencies. In addition, the prior year periods include a goodwill impairment charge of $54 million relating to the residential mortgage reporting unit in PFS and, in the year to date period, a net reduction to the VISA litigation accrual which reduced operating expenses by $23 million in 2008.

Our efficiency ratio was 42.64 percent for the three months ended September 30, 2009 as compared to 67.32 percent in the prior year quarter. Our efficiency ratio was 48.80 percent for the nine months ended September 30, 2009 as compared to 76.35 percent in the year-ago period. The improvement in the efficiency ratio in both periods of 2009 resulted primarily from the significant increase in revenues as compared to the year ago periods as discussed above.

HSBC USA Inc.

The financial information set forth below summarizes selected financial highlights as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(dollars are in millions)

Net income (loss)	$161	$(136)	$(177)	$(588)
Rate of return on average:
Total assets	.37%	(.31)%	(.13)%	(.43)%
Total common shareholder’s equity	4.25	(5.95)	(2.47)	(8.53)
Net interest margin to average earning assets	3.31	3.14	3.39	2.86
Efficiency ratio	42.64	67.32	48.80	76.35
Commercial loan net charge-off ratio(1)	.72	.54	.72	.37
Consumer loan net charge-off ratio(1)	6.32	3.01	5.04	2.68

	September 30,	December 31,
	2009	2008

	(dollars are in millions)

Loans:
Commercial loans	$32,373	$37,429
Consumer loans	50,193	43,684

Total loans	$82,566	$81,113

Loans held for sale	$2,803	$4,431

Commercial allowance as a percent of loans(1)	2.92%	1.53%
Commercial two-months-and-over contractual delinquency	2.80	1.01
Consumer allowance as a percent of loans(1)	5.82	4.18
Consumer two-months-and-over contractual delinquency	5.64	4.57
Loans to deposits ratio(2)	104.60	120.89
Total shareholders’ equity to total assets	8.66	6.85
Total capital to risk weighted assets	13.68	12.04
Tier 1 capital to risk weighted assets	9.25	7.60

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of loan loss reserves, as a percentage of domestic deposits less certificate of deposits equal to or greater than $100 thousand.

Loans excluding loans held for sale were $82.6 billion, $85.9 billion and $81.1 billion at September 30, 2009, June 30, 2009 and December 31, 2008, respectively. Loans declined compared to the prior quarter largely due to lower credit card and private label credit card balances due to lower consumer spending as well as actions previously taken to reduce risk in these portfolios including the tightening of underwriting criteria and as it relates to private label credit cards, including the exit of certain merchant relationships. Also contributing to the decrease was lower residential mortgage loans as we continue to sell a majority of our residential mortgage loan originations through the secondary markets and allow the existing loan portfolio to run off. Loans increased modestly from year-end as higher receivable levels due to the purchase of the GM and UP Portfolios and the auto finance loans previously described were largely offset by decreases in residential mortgage loans, including the sale of approximately $4.0 billion of prime adjustable and fixed rate residential mortgage loans since December 31, 2008 and reductions in private label credit card receivables, as discussed above. Commercial loans are lower in both periods due to increased paydowns on loans across all commercial businesses, managed reductions in exposures,

HSBC USA Inc.

including higher underwriting standards, as well as lower overall demand from our core customer base. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

Our allowance for credit losses as a percentage of total loans increased at September 30, 2009, as compared to both June 30, 2009 and December 31, 2008. The increase in this percentage compared to the prior quarter largely reflects a higher allowance on our residential mortgage loan portfolio due to the continued deterioration of the housing market, particularly as it relates to our prime residential mortgage loans and home equity lines of credit, as well as a higher allowance on commercial loans, including our commercial real estate portfolio due to higher charge-off levels, customer credit downgrades and economic pressures, coupled with declining balances in these portfolios. These increases were partially offset by a lower allowance on credit card and private label credit card receivables due to lower outstanding balances, recent stability in delinquency levels and an improved outlook on future loss estimates as previously discussed. The increase in this percentage compared to year-end reflects a higher allowance on our residential mortgage loan and commercial loan portfolios and lower outstanding balances in these portfolios as discussed above, as well as higher charge-off levels in our private label card portfolio due to portfolio seasoning, continued deterioration in the U.S. economy including rising unemployment rates and lower balances outstanding due largely to the actions previously taken to lower the risk profile of the portfolio and lower customer spending. These increases were partially offset by a lower credit card percentage reflecting the impact of our prime GM and UP Portfolios on credit card mix.

Our consumer two-months-and-over contractual delinquency ratio increased compared to both the prior quarter and year-end due largely to higher residential mortgage loan delinquency as a result of continued deterioration in the housing markets, as well as the overall continued deterioration in the U.S. economy including rising unemployment rates which impacted all of our consumer portfolios. The ratio was also impacted by lower levels of private label credit card and residential mortgage loans outstanding and, as it relates to the prior quarter, lower credit card loans outstanding. Commercial two-months-and-over contractual delinquency increased due to continued deterioration of economic conditions. Criticized asset balances also increased $304 million during the three months ended September 30, 2009 to $9.6 billion largely due to deteriorating economic conditions. See “Credit Quality” for a more detailed discussion of the increase in our delinquency ratios.

Net charge-offs as a percentage of average loans (“Net Charge-off Ratio”) increased compared to both the prior quarter and prior year quarter due to continued deterioration in the U.S. economy including continued declines in the housing markets, rising unemployment rates, the impact from lower outstanding loan balances as discussed above and as it relates to the prior year, higher bankruptcy filings. The net charge-off ratio for our credit card portfolio in the quarter was negatively impacted by the GM and UP portfolio acquired from HSBC Finance, a portion of which was subject to the application of accounting principles which require that certain loans with evidence of credit deterioration since origination be recorded at an amount based on the net cash flows expected to be collected which reduced the overall level of charge-off reported in the first half of 2009. The portion of the portfolio not subject to this accounting is now seasoning resulting in increased charge-offs during the third quarter. See “Credit Quality” for a more detailed discussion of the increase in the Net Charge-off Ratio and criticized asset balances.

In October 2009, we announced that we had agreed to sell our 452 Fifth Avenue property in New York City, including the 1W. 39th Street building, for $330 million in cash. Under the terms of the deal, we will lease back the entire 452 Fifth Avenue building for one year and floors one to eleven for 10 years. The decision to sell these buildings is consistent with HSBC’s strategy to lease office buildings rather than own. The transaction is expected to close in the first quarter of 2010. We currently estimate the sale will result in a gain of approximately $116 million, however it will be deferred and recognized over a number of years due to our continuing involvement. The headquarters of HSBC Bank USA will continue to remain in New York.

Funding and Capital

Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 9.25 percent at September 30, 2009 and 7.60 percent at December 31, 2008. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”) of $2.2 billion during the nine months ended September 30, 2009 as compared to $1.5 billion in the year-ago period.

HSBC USA Inc.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, we and our ultimate parent HSBC committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, we and HSBC have made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. In May 2009, we received further clarification from the Federal Reserve regarding HSBC Bank USA’s regulatory reporting requirements with respect to these capital commitments in that the additional capital requirements, (which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios), should be applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. During the third quarter of 2009, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $165 million to a non-bank subsidiary of HSBC USA Inc. to reduce this capital requirement. Capital ratios at September 30, 2009 reflect this revised regulatory reporting. At September 30, 2009, we have exceeded our committed ratios and would have done so without the benefit associated with these low-quality asset sales.

In March 2009, Moody’s Investors Services (“Moody’s”) downgraded the long-term debt ratings of both HUSI and HSBC Bank USA by one level to A1 and Aa3, respectively and reaffirmed the short-term ratings for each entity at Prime-1. Moody’s also changed their outlook for both entities from “stable” to “negative.” In April 2009, DBRS re-affirmed the long and short-term debt ratings of HUSI and HSBC Bank USA at AA and R-1, respectively, with a “negative” outlook. In August 2009, Standard and Poor’s re-affirmed the long-term and short-term debt ratings of both HUSI and HSBC Bank USA at AA-/A-1+ (HUSI) and AA/A-1+ (HSBC Bank USA).

Income Before Income Tax Expense – Significant Trends

Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Income (loss) before income tax from year-ago period	$(188)	$4	$(922)	$822
Increase (decrease) in income before income tax expense attributable to:
Balance sheet management activities(1)	152	(79)	682	26
Trading related activities(2)	475	(43)	1,298	(1,179)
Loans held for sale(3)	55	133	144	(35)
Residential mortgage banking related revenue(4)	2	11	75	(16)
Gain (loss) on instruments designated at fair value and related derivatives(5)	(67)	111	(322)	121
Provision for credit losses(6)	(348)	(256)	(1,485)	(891)
Credit card fees(7)	118	(5)	379	73
Goodwill impairment loss(8)	-	(54)	-	(54)
All other activity(9)	31	(10)	30	211

Change during period	418	(192)	801	(1,744)

Income (loss) before income tax for current period	$230	$(188)	$(121)	$(922)

(1)	Balance sheet management activities are comprised primarily of net interest income and gains on sales of investments resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. See additional discussion regarding Global Banking and Markets in the MD&A portion of this Form 10-Q under the caption “Segment Results – IFRSs Basis.”

HSBC USA Inc.

(2)	See additional discussion regarding trading revenue (loss) in the MD&A portion of this Form 10-Q under the caption “Results of Operations.”

(3)	See additional discussion regarding loans held for sale the MD&A portion of this Form 10-Q under the caption “Balance Sheet Review.”

(4)	See additional discussion regarding residential mortgage banking revenue in the MD&A portion of this Form 10-Q under the caption “Results of Operations.”

(5)	See additional discussion in Note 11, “Fair Value Option,” and Note 19, “Fair Value Measurements,” in the accompanying consolidated financial statements.

(6)	See additional discussion regarding provision for credit losses the MD&A portion of this Form 10-Q under the caption “Results of Operations.”

(7)	See additional discussion regarding credit card fees in the MD&A portion of this Form 10-Q under the caption “Results of Operations.”

(8)	Represents the entire amount of goodwill allocated to the Residential Mortgage reporting unit.

(9)	Represents other core banking activities.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Net income (loss) – U.S. GAAP basis	$161	$(136)	$(177)	$(588)
Adjustments, net of tax:
Unquoted equity securities	-	(25)	(20)	(55)
Reclassification of financial assets	(244)	158	(390)	158
Securities	3	(14)	(101)	-
Derivatives	6	5	11	11
Loan impairment	2	3	9	1
Property	7	2	14	7
Pension costs	17	1	31	3
Purchased loan portfolios	-	-	73	-
Servicing assets	(13)	2	(3)	2
Return of capital	-	-	(55)	-
Interest recognition	(1)	1	(1)	3
Other	15	6	2	(11)

Net income (loss) – IFRSs basis	(47)	3	(607)	(469)

Tax benefit	(76)	24	(109)	(265)

Profit (loss) before tax	$(123)	$27	$(716)	$(734)

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

Reclassification of financial assets – Certain securities were reclassified from “trading assets” to “loans and receivables” under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), and are no longer marked to market. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.

Additionally, certain Leverage Acquisition Finance (“LAF”) loans were classified as “Trading Assets” for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to “loans and advances” as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans are classified as “held for sale” and carried at fair value due to the irrevocable nature of the fair value option.

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

Purchased Loan Portfolios – Under US GAAP, purchased loans for which there has been evidence of credit deterioration at the time of acquisition are recorded at an amount based on the net cash flows expected to be collected. This generally results in only a portion of the loans in the acquired portfolio being recorded at fair value. Under IFRSs, the entire purchased portfolio is recorded at fair value. When recording purchased loans at fair value, the difference between all estimated future cash collections and the purchase price paid is recognized into income using the effective interest method. An allowance for loan loss is not established unless the original estimate of expected future cash collections declines.

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

Interest recognition – The calculation of effective interest rates under IAS 39 requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized as received.

Other – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material for the three or nine months ended September 30, 2009 and 2008, including deferred loan origination costs and fees and loans held for sale. In 2008, other includes the impact of differences associated with a difference in the write off amount of goodwill related to our residential mortgage banking business unit and a timing difference with respect to the adoption of fair value measurement accounting principles for U.S. GAAP which resulted in the recognition of $10 million of net income relating to structured products.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at September 30, 2009, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) from
		June 30,		December 31,
	September 30,	2009		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Period end assets:
Short-term investments	$25,538	$7,751	43.6%	$(4,187)	(14.1)%
Loans, net	78,699	(3,430)	(4.2)	(17)	-
Loans held for sale	2,803	(171)	(5.7)	(1,628)	(36.7)
Trading assets	24,848	2,267	10.0	(6,444)	(20.6)
Securities	32,355	528	1.7	4,572	16.5
Other assets	11,266	(367)	(3.2)	(2,356)	(17.3)

	$175,509	$6,578	3.9%	$(10,060)	(5.4)%

Funding sources:
Total deposits	$115,549	$6,954	6.4%	$(3,489)	(2.9)%
Trading liabilities	10,510	1,844	21.3	(5,813)	(35.6)
Short-term borrowings	8,259	281	3.5	(2,236)	(21.3)
All other liabilities	4,563	(1,137)	(19.9)	(344)	(7.0)
Long-term debt	21,432	(1,994)	(8.5)	(657)	(3.0)
Shareholders’ equity	15,196	630	4.3	2,479	19.5

	$175,509	$6,578	3.9%	$(10,060)	(5.4)%

Short-Term Investments Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements.

HSBC USA Inc.

Loans, Net Loan balances at September 30, 2009, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) from
		June 30,		December 31,
	September 30,	2009		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Total commercial loans	$32,373	$(1,624)	(4.8)%	$(5,056)	(13.5)%
Consumer loans:
Residential mortgages, excluding HELOCs and home equity mortgages	14,423	(327)	(2.2)	(3,525)	(19.6)
HELOCs and home equity mortgages	4,362	(102)	(2.3)	(187)	(4.1)

Total residential mortgages	18,785	(429)	(2.2)	(3,712)	(16.5)
Auto finance	1,925	(291)	(13.1)	1,771	100 +
Private label	14,614	(447)	(3.0)	(2,460)	(14.4)
Credit Card	13,326	(443)	(3.2)	11,189	100 +
Other consumer	1,543	(69)	(4.3)	(279)	(15.3)

Total consumer loans	50,193	(1,679)	(3.2)	6,509	14.9

Total loans	82,566	(3,303)	(3.8)	1,453	1.8
Allowance for credit losses	3,867	127	3.4	1,470	61.3

Loans, net	$78,699	$(3,430)	(4.2)%	$(17)	-%

Commercial loans have decreased compared to both the prior quarter and year-end due to increased paydowns on loans across all commercial businesses, managed reductions in exposures, including higher underwriting standards, as well as lower overall demand from our core customer base.

Residential mortgage loans have decreased as compared to both the prior quarter and prior year end. As a result of balance sheet initiatives to reduce prepayment risk and improve the structural liquidity of HSBC Bank USA, we sell a majority of our new residential loan originations through the secondary markets and have allowed the existing loan portfolio to run off, resulting in reductions in loan balances throughout the first nine months of 2009. Additionally, lower residential mortgage loan balances reflect the sale of approximately $4 billion of prime adjustable and fixed rate residential mortgage loans since December 31, 2008.

Refreshed loan-to-value (“LTV”) ratios for our mortgage loan portfolio, excluding sub-prime residential mortgage loans held for sale, are presented in the table below.

	Residential Mortgages
	First Lien	Second Lien

	(Refreshed LTVs(1)(2))

LTV<80%	73.4%	62.4%
80%≤LTV<90%	14.0	15.3
90%≤LTV<100%	7.3	10.0
LTV≥100%	5.3	12.4
Average LTV for portfolio	67.1%	74.3%

(1)	Refreshed LTVs for first liens are calculated as a percentage of the current receivable balance. Refreshed LTVs for second liens are calculated as a percentage of the current receivable balance plus the senior lien amount at origination. Property values are derived from property’s appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight (“OFHEO”) House Pricing Index (“HPI”) at either a Core Based Statistical Areas (“CBSA”) or state level. The estimated value of the homes

HSBC USA Inc.

could vary from actual market values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

(2)	Refreshed LTVs are calculated using the most current HPIs available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflect HPIs and outstanding receivable balance as of June 30, 2009.

Credit card receivable balances declined from June 30, 2009 reflecting the impact of lower account originations due to the actions taken by HSBC Finance beginning in the fourth quarter of 2007 and continuing into 2009 to manage risk as well as lower customer spending. Higher credit card receivable balances from December 31, 2008 are largely due to the purchase of the GM and UP Portfolios, with an outstanding principal balance of $12.4 billion at the time of purchase in January 2009 from HSBC Finance as discussed above. Lower balances related to private label credit cards from June 30, 2009 and December 31, 2008 are due primarily to the tightening of underwriting criteria to lower the risk profile of the portfolio, the exit of certain merchant relationships and lower customer spending.

Auto finance loans have increased from December 31, 2008 as a result of the purchase of $3.0 billion of auto finance loans in January 2009 from HSBC Finance as discussed above, partially offset by the transfer of $353 million to loans held for sale in 2009. The decrease from June 30, 2009 reflects the run-off of this portfolio, as well as the transfer of $65 million of auto finance to loans held for sale and the continued run-off of our indirect auto financing loans which we no longer originate.

Other consumer loans have decreased since June 30, 2009 and December 31, 2008 primarily due to the discontinuation of originations of student loans and run-off of our installment loan portfolio.

Loans Held for Sale Loans held for sale at September 30, 2009 and increases (decreases) over prior periods are summarized in the following table.

		Increase (Decrease)
		June 30,		December 31,
	September 30,	2009		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Total commercial loans	$1,138	$139	13.9%	$264	30.2%
Consumer loans:
Residential mortgages	1,280	(362)	(22.0)	(2,232)	(63.6)
Auto Finance	353	65	22.6	353	100 +
Other consumer	32	(13)	(28.9)	(13)	(28.9)

Total consumer loans	1,665	(310)	(15.7)	(1,892)	(53.2)

Total loans held for sale	$2,803	$(171)	(5.7)%	$(1,628)	(36.7)%

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $1,138 million, $999 million and $874 million at September 30, 2009, June 30, 2009 and December 31, 2008, respectively, all of which are recorded at fair value. Commercial loan balances increased compared to June 30, 2009 and December 31, 2008 primarily due to an increase in the fair value of the loans.

Residential mortgage loans held for sale include sub-prime residential mortgage loans of $855 million, $917 million and $1.2 billion at September 30, 2009, June 30, 2009 and December 31, 2008, respectively, that were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various governmental agencies. During the nine months ended September 30, 2009, we sold approximately $4.0 billion of prime adjustable and fixed rate residential mortgage loans which resulted in a $67 million gain. The gains and losses from the sale of residential mortgage loans is reflected as a component of

HSBC USA Inc.

residential mortgage banking revenue in the accompanying consolidated statement of income (loss). We retained the servicing rights in relation to the mortgages upon sale.

In the third quarter of 2009, we transferred $65 million of Auto Finance loans to held for sale. During the nine months ended September 30, 2009, we transferred $353 million of Auto Finance loans to held for sale.

Other consumer loans held for sale consist primarily of student loans.

Residential mortgage and other consumer loans held for sale are recorded at the lower of cost or market value. The cost of loans held for sale exceeded market value at September 30, 2009, resulting in an increase to the related valuation allowance during the three and nine months ended September 30, 2009. This was primarily a result of adverse conditions in the U.S. residential mortgage markets in 2009, although the dollar magnitude of the increases to the valuation allowance has been slowing throughout 2009.

Trading Assets and Liabilities Trading assets and liabilities balances at September 30, 2009, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) from
		June 30,		December 31,
	September 30,	2009		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Trading assets:
Securities(1)	$4,627	$519	12.6%	$(486)	(9.5)%
Precious metals	8,587	2,226	35.0	3,682	75.1
Fair value of derivatives	11,634	(478)	(3.9)	(9,640)	(45.3)

	$24,848	$2,267	10.0%	$(6,444)	(20.6)%

Trading liabilities:
Securities sold, not yet purchased	$524	$143	37.5%	$118	29.1%
Payables for precious metals	2,205	105	5.0	606	37.9
Fair value of derivatives	7,781	1,596	25.8	(6,537)	(45.7)

	$10,510	$1,844	21.3%	$(5,813)	(35.6)%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

Securities balances increased from June 30, 2009 resulted primarily from increased market values as the market rallied for asset backed securities and an increase in asset backed securities held on the balance sheet from total return swap funding deals being terminated during the third quarter of 2009. Decreases from December 31, 2008 resulted primarily from sales of mortgage backed and asset backed securities held for trading purposes.

Higher precious metals balances at September 30, 2009 as compared to June 30, 2009 and December 31, 2008 were primarily due to higher prices on most metals.

Derivative assets and liabilities balances from June 30, 2009 and December 31, 2008, were impacted by market volatilities as valuations of foreign exchange, interest rate and credit derivatives all reduced from significant spreads tightening in all sectors. Specifically, credit derivatives had a large decrease as a number of transaction unwinds and commutations reduced the outstanding market value as management sought to actively reduce exposure.

HSBC USA Inc.

Deposits Deposit balances by major depositor categories at September 30, 2009, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) from
		June 30,		December 31,
	September 30,	2009		2008
	2009	Amount	%	Amount	%

	(dollars are in millions)

Individuals, partnerships and corporations	$96,785	$4,192	4.5%	$(1,848)	(1.9)%
Domestic and foreign banks	13,502	2,344	21.0	(2,974)	(18.1)
U.S. Government, states and political subdivisions	4,121	203	5.2	1,171	39.7
Foreign government and official institutions	1,141	215	23.2	162	16.5

Total deposits	$115,549	$6,954	6.4	$(3,489)	(2.9)

Total core deposits(1)	$77,921	$3,403	4.6%	$9,141	13.3%

(1)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be a significant source of funding during the three months ended September 30, 2009. However, while total deposits increased 6.4 percent during the three months ended September 30, 2009 as compared to the prior quarter, total deposits decreased 2.9 percent as compared to December 31, 2008 as a result of the maturing of several large time deposits which were not renewed. The increase in deposits during the quarter reflects growth in individual and bank deposits including the impact from management actions to lower June 30, 2009 balances.

Deposits by foreign and domestic banks and financial institutions as well as foreign government and official institution deposits decreased significantly at June 30, 2009 but have now returned to more normalized levels at September 30, 2009. Given our overall liquidity position, we continue to manage down low margin wholesale deposits in order to maximize profitability. This decline was partially offset by growth in branch based savings products as well as the expansion of the core retail banking business and compared to the year-ago period, growth in the online savings product. Our relative liquidity strength has allowed us to lower rates to be in line with our competition on several low margin deposit products. Overall domestic deposits, which are the substantial source of our core liquidity, are significantly higher from December 31, 2008 and June 30, 2009.

We maintain a growth strategy for our core retail banking business, which includes building deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•	HSBC Premier, HSBC’s global banking service which offers internationally minded customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager. In the first nine months of 2009, Premier Investor savings has grown by $1.7 billion to $7.2 billion and Premier Checking has grown by $900 million to $3.5 billion;

•	Internet based products, including Online Savings, Online Payment and Online Certificate of Deposit accounts. Since their introduction in 2005, Online Savings balances have grown to $15.6 billion at September 30, 2009, of which $1.1 billion was growth in the first nine months of 2009. Online certificates of deposit have decreased slightly during the first nine months of 2009 to $838 million at September 30, 2009; and

•	Retail branch expansion in existing and new geographic markets to largely support the needs of our internationally minded customers. During the first nine months in 2009, we opened 12 new branches.

On August 26, 2009, the FDIC announced that the Transaction Account Guarantee (the “TAG”) portion of the Temporary Liquidity Guarantee Program would be extended to June 30, 2010. In connection with the extension, the

HSBC USA Inc.

fee payable to the FDIC under the TAG will be increased from 10 basis points on any deposit amounts exceeding the $250,000 deposit insurance limit to 15, 20 or 25 basis points depending on the risk category assigned to institution under the FDIC’s risk-based premium system. On November 2, 2009, HSBC Bank USA and its affiliated banks advised the FDIC of their election to opt out of the six-month extension of the TAG. Our participation in the TAG will continue under the current terms through December 31, 2009.

Short-Term Borrowings Increased retail deposits and transaction banking sweeps reduced the need for short-term borrowings during the first nine months of 2009. Balances for securities sold under repurchase agreements and precious metals borrowings continued to decrease during the first nine months of 2009.

Long-Term Debt Incremental borrowings from the $40.0 billion HSBC Bank USA Global Bank Note Program were $293 million during the first nine months of 2009. Total borrowings outstanding under this program were $4.8 billion at September 30, 2009 and $7.3 billion at December 31, 2008.

Incremental long-term debt borrowings from our shelf registration statement with the Securities and Exchange Commission totaled $1.4 billion during the nine months ended September 30, 2009. There were no new securities issued during the first nine months of 2009 as part of the FDIC’s Debt Guarantee Program. Total long-term debt borrowings outstanding under this shelf were $6.9 billion and $6.0 billion at September 30, 2009 and December 31, 2008, respectively.

We had borrowings from the Federal Home Loan Bank of New York (“FHLB”) of $1.0 billion and $2.0 billion at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, we had access to an additional secured borrowing facility of $2.6 billion from the FHLB.

In January 2009, as part of the purchase of the GM and UP Portfolio from HSBC Finance, we assumed $6.1 billion of securities backed by credit card receivables which were accounted for as secured financings. Borrowings under these facilities totaled $2.5 billion at September 30, 2009.

Beginning in 2005, we entered into a series of transactions with Variable Interest Entities (“VIEs”) organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and debt of the VIEs. Debt obligations of the VIEs, which totaled $3.0 billion and $1.2 billion at September 30, 2009 and December 31, 2008, respectively, were included in long-term debt. See Note 17, “Special Purpose Entities,” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

Results of Operations

Net Interest Income An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented in this MD&A under the caption “Consolidated Average Balances and Interest Rates” in this Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Yield on total earning assets	4.43%	5.44%	4.69%	5.46%
Rate paid on interest bearing liabilities	1.36	2.60	1.56	2.91

Interest rate spread	3.07	2.84	3.13	2.55
Benefit from net non-interest earning or paying funds	.24	.30	.26	.31

Net interest margin to earning assets(1)	3.31%	3.14%	3.39%	2.86%

(1)	Selected financial ratios are defined in the Glossary of Terms in our 2008 Form 10-K.

HSBC USA Inc.

Significant trends affecting the comparability of 2009 and 2008 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
		Interest Rate		Interest Rate
	Amount	Spread	Amount	Spread

	(dollars are in millions)

Net interest income/interest rate spread from prior year	$1,176	2.84%	$3,242	2.55%
Increase (decrease) in net interest income associated with:
Trading related activities	(55)		(100)
Balance sheet management activities(1)	(91)		(124)
Private label credit card portfolio	57		191
Credit card portfolio	266		816
Commercial loans	6		178
Deposits	(53)		(232)
Other activity	(40)		(68)

Net interest income/interest rate spread for current year	$1,266	3.07%	$3,903	3.13%

(1)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading Related Activities Net interest income for trading related activities decreased during the three and nine months ended September 30, 2009 primarily due to tightening spreads.

Balance Sheet Management Activities Lower net interest income from balance sheet management activities during the three and nine months ended September 30, 2009 was due primarily to the sale of securities and the re-investment into lower margin securities. This was partially offset by positions taken in expectation of decreasing short-term rates.

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

Commercial Loans Net interest income on commercial loans was higher during both periods primarily due to loan repricing as well as lower funding costs on these loans, partially offset by lower balances.

Deposits Lower interest income in both periods related to deposits is primarily due to spread compression on core banking activities in the PFS and CMB business segments. These segments have been affected by falling interest rates, growth in customer deposits in higher yielding deposit products, such as online savings and premier investor accounts, and an overall more competitive retail market.

Other Activity Lower net interest income from other activity during the three and nine months ended September 30, 2009 is related to lower residential mortgage loan balances which was partially offset by increased margins on consumer loans (other than credit card discussed above) due to lower funding costs as well as interest income on a portfolio of auto finance loans purchased in January 2009.

HSBC USA Inc.

Provision for Credit Losses The provision for credit losses associated with various loan portfolios is summarized in the following table:

			Increase/(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Commercial	$246	$124	$122	98.4%

Consumer:
Residential mortgages, excluding HELOCs and home equity	92	71	21	29.6
HELOCs and home equity mortgages	79	33	46	100 +
Private label card receivables	272	345	(73)	(21.1)
Credit card receivables	275	58	217	100 +
Auto Finance	20	2	18	100 +
Other consumer	22	25	(3)	(12.0)

Total consumer	760	534	226	42.3

Total provision for credit losses	$1,006	$658	$348	52.9%

			Increase/(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Commercial	$560	$265	$295	100	+%

Consumer:
Residential mortgages, excluding HELOCs and home equity	351	164	187	100	+
HELOCs and home equity mortgages	166	181	(15)	(8.3)
Private label card receivables	981	929	52	5.6
Credit card receivables	1,034	153	881	100	+
Auto Finance	85	2	83	100	+
Other consumer	70	68	2	2.9

Total consumer	2,687	1,497	1,190	79.5

Total provision for credit losses	$3,247	$1,762	$1,485	84.3%

Commercial loan provision for credit losses increased for the three and nine months ended September 30, 2009 as compared with the year-ago periods. Provisions on commercial real estate, middle market and corporate banking portfolios increased as a result of higher loss estimates due to higher criticized asset levels reflecting customer downgrades in financial institutions and certain other counterparties due to deteriorating economic conditions. Increased provision in our commercial real estate portfolio was largely due to condominium loans and land loans in the condominium construction market in South Florida and California, as well as in hotel and office construction in all markets, especially in the large metropolitan markets where construction projects have been delayed. Although our middle market portfolio has deteriorated in most industry segments and geographies, consistent with the overall deterioration in the U.S. economy, customers in those areas of the economy that have experienced above average weakness such as apparel, auto related suppliers and construction related businesses have been particularly affected. Commercial loan provision also increased as a result of a specific provision relating to a single client relationship recorded in the third quarter of 2009.

Provision for credit losses on residential mortgages increased $67 million during the three months ended September 30, 2009 and $172 million during the nine months ended September 30, 2009 as compared with the year-ago periods. The increase in both periods was attributable to increased delinquencies within the prime

HSBC USA Inc.

residential first mortgage loan portfolio and, in the three month period, higher loss estimates in our HELOC portfolio due primarily to the continued deterioration in real estate values in certain markets.

Provision for credit losses associated with private label and other credit card receivables collectively increased $144 million during the three months ended September 30, 2009 and increased $933 million during the nine months ended September 30, 2009 as compared with the year-ago periods. Provision associated with credit card receivables was significantly impacted by the purchase of the GM and UP Portfolios as previously discussed. Excluding these portfolios, provision expense remained higher in the year-to-date period, primarily from higher delinquencies and charge offs within the private label and co-brand credit card portfolios due to higher levels of personal bankruptcy filings and the impact from a weakened U.S. economy, partially offset by lower receivable levels. Excluding the aforementioned GM and UP Portfolios, provision expense for credit cards including private label credit cards declined during the three month period, driven by a lower provision for credit losses for private label card receivables due to lower receivable levels and an improved outlook on future loss estimates as the impact of higher unemployment levels on losses has not been as severe as previously anticipated, partially offset by slightly higher delinquency levels.

Provision expense associated with our auto finance portfolio increased mainly due to the acquisition of the $3 billion auto finance loan portfolio from HSBC Finance in January 2009.

Other Revenues The components of other revenues are summarized in the following tables.

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Credit card fees	$333	$215	$118	54.9%
Other fees and commissions	201	192	9	4.7
Trust income	30	44	(14)	(31.8)
Trading revenue (loss)	353	(122)	475	100 +
Net other-than-temporary impairment losses	(26)	(180)	154	85.6
Other securities gains (losses), net	5	2	3	100 +
HSBC affiliate income:
Fees and commissions	22	25	(3)	(12.0)
Other affiliate income	2	5	(3)	(60.0)

	24	30	(6)	(20.0)
Residential mortgage banking revenue(1)	15	13	2	15.4
Gain (loss) on instruments designated at fair value and related derivatives(2)	44	111	(67)	(60.4)
Other income (loss):
Valuation of loans held for sale	(40)	(95)	55	57.9
Insurance	6	11	(5)	(45.5)
Earnings from equity investments	5	11	(6)	(54.5)
Miscellaneous income	(55)	38	(93)	(100 +)

	(84)	(35)	(49)	(100 +)

Total other revenues	$895	$270	$625	100 +%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Credit card fees	$1,032	$653	$379	58.0%
Other fees and commissions	652	539	113	21.0
Trust income	92	114	(22)	(19.3)
Trading revenue (loss)	351	(947)	1,298	100 +
Net other-than-temporary impairment losses	(84)	(204)	120	58.8
Other securities gains (losses), net	299	76	223	100 +
HSBC affiliate income:
Fees and commissions	85	95	(10)	(10.5)
Other affiliate income	10	14	(4)	(28.6)

	95	109	(14)	(12.8)
Residential mortgage banking revenue(1)	139	64	75	(100 +)
Gain (loss) on instruments designated at fair value and related derivatives(2)	(201)	121	(322)	(100 +)
Other income (loss):
Valuation of loans held for sale	(195)	(339)	144	42.5
Insurance	19	29	(10)	(34.5)
Earnings from equity investments	25	49	(24)	(49.0)
Miscellaneous income	(3)	70	(73)	(100 +)

	(154)	(191)	37	19.4

Total other revenues	$2,221	$334	$1,887	100 +%

(1)	Includes Servicing fees received from HSBC Finance Corporation of $3 million during the three months ended September 30, 2009 and September 30, 2008 and $10 million for the nine months ended September 30, 2009 and September 30, 2008.

(2)	Includes gains and losses associated with financial instruments elected to be measured at fair value under fair value option accounting principles, and the associated economically hedging derivatives. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for additional information.

Credit Card Fees Higher credit card fees during the three and nine months ended September 30, 2009 were due primarily to substantially higher outstanding credit card balances due to the purchase of the GM and UP Portfolios as previously discussed. Also contributing to the increase are higher late fees on private label cards due to increased delinquency levels partially offset by higher fee charge-offs due to increased loan defaults.

Other Fees and Commissions Other fee-based income increased during the three and nine months ended September 30, 2009 due to higher customer referral fees, commercial loan commitment fees, loan syndication fees and fees generated by the Payments and Cash Management business.

Trust Income Trust income declined in both periods primarily due to lower domestic custody fees from lower assets under management and margin pressures as money market assets have shifted from higher fee asset classes to lower fee institutional class funds.

Trading Revenue (Loss) is generated by participation in the foreign exchange, rates, credit and precious metals markets.

HSBC USA Inc.

The following table presents trading related revenue (loss) by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is included in net interest income on the consolidated statement of income (loss). Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Trading revenue (loss)	$353	$(122)	$475	100	+%
Net interest income	34	89	(55)	(62)

Trading related revenue (loss)	$387	$(33)	$420	100	+

Business:
Derivatives	$86	$(40)	$126	100	+
Balance sheet management	18	(83)	101	100	+
Foreign exchange and banknotes	98	130	(32)	(25.0)
Precious metals	3	1	2	100	+
Global banking	185	(46)	231	100	+
Other trading	(3)	5	(8)	(100	+)

Trading related revenue (loss)	$387	$(33)	$420	100	+%

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Trading revenue (loss)	$351	$(947)	$1,298	100	+%
Net interest income	76	176	(100)	(57)

Trading related revenue (loss)	$427	$(771)	$1,198	100	+

Business:
Derivatives	$(224)	$(902)	$678	75
Balance sheet management	32	(213)	245	100	+
Foreign exchange and banknotes	307	337	(30)	(9)
Precious metals	36	44	(8)	(18)
Global banking	279	(46)	325	100	+
Other trading	(3)	9	(12)	(100	+)

Trading related revenue (loss)	$427	$(771)	$1,198	100	+%

Trading revenue (loss) during the three and nine months ended September 30, 2009 continued to be affected by reduced liquidity and volatility in the credit markets although the magnitude of such impacts was not as severe when compared to the year-ago periods and in the third quarter of 2009, has begun to reverse in some cases. While liquidity has improved during the quarter ended September 30, 2009, it continues to be lower than in previous years.

Trading revenue related to derivatives improved significantly during the three and nine months ended September 30, 2009. Structured credit products totaled gains of $92 million and losses of $286 million during the three and nine months ended September 30, 2009, respectively, as compared to losses of $37 million and $1.1 billion in the year-ago periods. The performance of credit derivatives with monolines improved in the third quarter of 2009 due to a

HSBC USA Inc.

combination of tighter credit spreads, improved credit risk on certain monolines and reserve releases from the early termination of several exposures. Consequently, a positive valuation adjustment of $54 million was recorded for the three months ended September 30, 2009, compared to an increase in provisions of $155 million in the year ago period. Provisions recorded for monolines resulted in a negative valuation adjustment of $104 million, compared to an increase in provisions of $957 million during the nine months ended September 30, 2009 and 2008, respectively. Partially offsetting the above noted improvements were lower results than the year ago period due to the sale of MasterCard B shares during the second quarter of 2008, which resulted in gains of $134 million.

Trading income related to balance sheet management activities improved to $18 million and $32 million during the three and nine months ended September 30, 2009, respectively, as compared to losses of $83 million and $213 million in the year-ago periods, primarily due to improved trends in credit spreads on asset backed securities held for trading purposes in both periods and, in the nine-month period, increased sales of mortgage backed and other asset backed securities held for trading purposes.

Foreign exchange and Banknotes revenue declined in both the three and nine month periods ended September 30, 2009, as compared to the year ago periods, primarily due to a reduction in currency arbitrage opportunities in Banknotes and narrower trading spreads in Foreign Exchange.

Precious metals revenue declined in the three and nine months ended September 30, 2009 primarily due to lower volumes of trading activity.

Global banking revenue increased in the three and nine months ended September 30, 2009 primarily due to increased values on corporate bonds. Other trading losses in the three and nine month periods ended September 30, 2008 reflect losses on corporate bonds which was attributable to increased credit risk on those bonds.

Net Other-Than-Temporary Impairment Losses During the nine months ended September 30, 2009, 18 debt securities were determined to be other-than-temporarily impaired (of which six were identified in the third quarter of 2009), in accordance with the recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairments on debt securities. Accordingly, only the credit loss component is shown in earnings effective January 1, 2009. The following table presents the various components of other-than-temporary impairment.

Three Months Ended September 30,	2009	2008

	(in millions)

Total other-than-temporary impairment losses	$(28)	$(180)
Portion of loss recognized in other comprehensive income (loss), before taxes	2	-

Net other-than-temporary impairment losses recognized in consolidated statement of income (loss)	$(26)	$(180)

Nine Months Ended September 30,	2009	2008

	(in millions)

Total other-than-temporary impairment losses	$(188)	$(204)
Portion of loss recognized in other comprehensive income (loss), before taxes	104	-

Net other-than-temporary impairment losses recognized in consolidated statement of income (loss)	$(84)	$(204)

HSBC USA Inc.

Other Securities Gains, Net We maintain various securities portfolios as part of our balance sheet diversification, liquidity management and risk management strategies. The following table summarizes the net other securities gains (losses) resulting from various strategies.

Three Months Ended September 30,	2009	2008

	(in millions)

Securities available for sale	$5	$2

Other securities gains (losses), net	$5	$2

Nine Months Ended September 30,	2009	2008

	(in millions)

Sale of MasterCard or Visa Class B Shares	$48	$83
Securities available for sale	251	(7)

Other securities gains (losses), net	$299	$76

During the second quarter of 2009, we sold $10.8 billion of mortgage backed and other asset backed securities as part of a strategy to reduce prepayment risk as well as risk-weighted asset levels and recognized a gain of $236 million, which is included as a component of other security gains, net above.

HSBC Affiliate Income Affiliate fees and commissions were lower during the three and nine month periods ended September 30, 2009 largely due to lower net sales credits received from affiliates for customer referrals and, in the nine month period, lower gains on tax refund anticipation loans due to lower origination volumes.

HSBC USA Inc.

Residential Mortgage Banking Revenue The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income in the consolidated statement of income (loss) and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$55	$63	$(8)	(12.7)%
Servicing related income:
Servicing fee income	33	34	(1)	(2.9)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(54)	(39)	(15)	(38.5)
Realization of cash flows	(8)	(16)	8	50.0
Trading — Derivative instruments used to offset changes in value of MSRs	59	36	23	63.9

	30	15	15	100.0

Originations and sales related income:
Gains on sales of residential mortgages	(7)	(6)	(1)	(16.7)
Trading and hedging activity	(13)	-	(13)	(100 +)

	(20)	(6)	(14)	(100 +)

Other mortgage income	5	4	1	25.0

Total residential mortgage banking revenue included in other revenues	15	13	2	15.4

Total residential mortgage banking related revenue	$70	$76	$(6)	(7.9)

Average residential mortgage loans	$17,312	$26,788	$(9,476)	(35.4)%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$190	$188	$2	1.1%
Servicing related income:
Servicing fee income	99	96	3	3.1
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	6	(14)	20	100	+
Realization of cash flows	(32)	(66)	34	51.5
Trading — Derivative instruments used to offset changes in value of MSRs	(4)	6	(10)	(100	+)

	69	22	47	(100	+)

Originations and sales related income:
Gains on sales of residential mortgages	53	29	24	82.8
Trading and hedging activity	3	-	3	100	+

	56	29	27	93.1

Other mortgage income	14	13	1	7.7

Total residential mortgage banking revenue included in other revenues	139	64	75	100	+

Total residential mortgage banking related revenue	$329	$252	$77	30.6

Average residential mortgage loans(1)	$19,529	$28,271	$(8,742)	(30.9)%

(1)	Represents the average of mortgages originated by our mortgage subsidiary and held in portfolio, as well as mortgages purchased from HSBC Finance in 2003 and 2004.

Lower net interest income during the three months ended September 30, 2009 compared to the year-ago period is primarily due to lower loan balances in 2009, partially offset by reduced funding costs. For the nine month period, net interest income increased as the lower interest income due to lower loan balances was more than offset by reduced funding costs. Reduced funding costs had a bigger impact during the nine month period as our cost of funds was much higher in the third quarter of 2009 as compared to the year-to-date period due to increased short term funding costs. We have continued to sell the majority of new loan originations to government sponsored enterprises and private investors and allow existing loans to runoff.

Servicing related income increased in both periods, resulting from a higher average serviced loan portfolio and better net hedged MSR performance, partially offset in the three month period by higher payments owed to government sponsored enterprises as prepayments increased significantly during this period. We have continued to sell the majority of new loan originations to government sponsored enterprises, but continue to retain servicing rights for the loans sold. The average serviced loans portfolio increased approximately 13 percent since September 30, 2008.

Originations and sales related income decreased during the three months ended September 30, 2009 as compared to the year-ago period due an increase in our reserve for potential repurchase liability exposure. Originations and sales related income increased during the nine month period due primarily to higher loan sales. Loan sales in the nine months ended September 30, 2009 of $4.0 billion, resulted in a gain of $67 million as compared with loan sales in the nine months ended September 30, 2008 of $5.0 billion which resulted in a gain of $9 million.

Gain (loss) on Instruments Designated at Fair Value and Related Derivatives We have elected to apply the fair value option to commercial leveraged acquisition finance loans, unfunded commitments, certain own fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded

HSBC USA Inc.

derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.

Valuation of Loans Held for Sale Continued deterioration in the U.S. mortgage markets have resulted in negative valuation adjustments on loans held for sale during the three and nine months ended September 30, 2009 although the severity of the valuation adjustments has improved as compared to the year-ago periods. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are sub-prime residential mortgage loans with a fair value of $855 million as of September 30, 2009. Loans held for sale are recorded at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Overall weakness and illiquidity in the U.S. residential mortgage market and continued delinquencies, particularly in the sub-prime market, resulted in valuation adjustments totaling $28 million and $182 million being recorded on these loans during the three and nine months ended September 30, 2009, respectively, as compared with $87 million and $331 million during the year-ago periods. Valuations on residential mortgage loans we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss).

In addition, we recorded valuation adjustments on education loans held for sale of $13 million for both the three and nine months ended September 30, 2009, respectively, as compared to $8 million for both year ago periods.

Other Income (Loss) Excluding the valuation of loans held for sale as discussed above, other income decreased during both periods due to lower valuations on credit default swaps used to economically hedge credit exposures, combined with lower equity investment income. These decreases were partially offset in the nine month period by an $85 million gain related to a judgment whose proceeds were used to redeem 100 preferred shares issued to CT Financial Services, Inc.

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

HSBC USA Inc.

Operating Expenses The components of operating expenses are summarized in the following tables.

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Salaries and employee benefits:
Salaries	$156	$181	$(25)	(13.8)%
Employee benefits	124	148	(24)	(16.2)

Total salaries and employee benefits	280	329	(49)	(14.9)
Occupancy expense, net	59	72	(13)	(18.1)
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	175	116	59	50.9
Fees paid to HMUS	50	54	(4)	(7.4)
Fees paid to HTSU	106	61	45	73.8
Fees paid to other HSBC affiliates	56	69	(13)	(18.8)

Total support services from HSBC affiliates	387	300	87	29.0
Other expenses:
Equipment and software	11	11	-	-
Marketing	28	34	(6)	(17.6)
Outside services	26	35	(9)	(25.7)
Professional fees	20	16	4	25.0
Telecommunications	4	5	(1)	(20.0)
Postage, printing and office supplies	4	9	(5)	(55.6)
Off-balance sheet credit reserves	1	(5)	6	100 +
FDIC assessment fee	26	20	6	30.0
Goodwill impairment(1)	-	54	(54)	(100 +)
Insurance business	4	5	(1)	(20.0)
Miscellaneous	69	84	(15)	(17.9)

Total other expenses	193	268	(75)	(28.0)

Total operating expenses	$919	$969	(50)	(5.2)%

Personnel – average number	9,557	11,743	(2,186)	(18.6)
Efficiency ratio	42.64%	67.32%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

		(dollars are in millions)

Salaries and employee benefits:
Salaries	$464	$540	$(76)	(14.1)%
Employee benefits	409	431	(22)	(5.1)

Total salaries and employee benefits	873	971	(98)	(10.1)
Occupancy expense, net	211	201	10	5.0
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	548	353	195	55.2
Fees paid to HMUS	187	166	21	12.7
Fees paid to HTSU	353	187	166	88.8
Fees paid to other HSBC affiliates	140	185	(45)	(24.3)

Total support services from HSBC affiliates	1,228	891	337	37.8
Other expenses:
Equipment and software	31	33	(2)	(6.1)
Marketing	95	108	(13)	(12.0)
Outside services	70	89	(19)	(21.3)
Professional fees	54	53	1	1.9
Telecommunications	12	14	(2)	(14.3)
Postage, printing and office supplies	11	27	(16)	(59.3)
Off-balance sheet credit reserves	(1)	49	(50)	(100+ )
FDIC assessment fee	177	34	143	100+
Goodwill impairment(1)	-	54	(54)	(100+ )
Insurance business	47	12	35	100+
Miscellaneous	172	178	(6)	(3.4)

Total other expenses	668	651	17	2.6

Total operating expenses	$2,980	$2,714	$266	9.8%

Personnel – average number	9,734	11,805	(2,071)	(17.5)
Efficiency ratio	48.80%	76.35%

(1)	Represents the entire amount of goodwill allocated to the residential mortgage banking reporting unit.

Salaries and Employee Benefits Lower salaries and employee benefits expense during the three and nine months ended September 30, 2009 as compared to the year-ago periods is mainly due to the transfer of support services employees, as described below, to an affiliate as well as continued cost management efforts which have resulted in lower headcount including the impact of global resourcing initiatives undertaken by management.

Occupancy Expense, Net Excluding the impact in the nine month period of an impairment of a data center building held for use of $20 million as part of our ongoing strategy to consolidate operations and improve efficiencies, occupancy expense declined in both periods due to the transfer of shared services employees and their related workspace expenses to an affiliate as discussed below. This was partially offset by higher occupancy expense due to the expansion of the core banking and commercial lending networks within the PFS and CMB business segments, a key component of recent business expansion initiatives. Subsequent to September 30, 2008, we opened 13 new

HSBC USA Inc.

branches resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses.

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

Other Expenses Other expenses decreased during the three months ended September 30, 2009 primarily due to $54 million of goodwill impairment recorded in 2008 and lower miscellaneous expenses. Other expenses increased during the nine months ended September 30, 2009 primarily due to higher FDIC assessment fees, including $82 million relating to a special assessment recorded in the second quarter of 2009 and higher corporate insurance costs, partially offset by a release of off balance sheet credit reserves related to an advance by a large corporate customer and lower goodwill impairment as discussed above.

Efficiency Ratio Our efficiency ratio, which is the ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues, was 42.64 percent and 48.80 percent for the three and nine months ended September 30, 2009, respectively, as compared to 67.32 percent and 76.35 percent in the year-ago periods. The improvement in the efficiency ratio in both periods resulted primarily from an increase in other revenues and net interest income.

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

Personal Financial Services (“PFS”)

Resources continued to be directed towards expansion of the core retail banking business, in particular, the growth of HSBC Premier, HSBC’s global banking service which offers customers a seamless international service as well as expansion of the branch network in existing and new geographic markets with international connectivity and investment in the HSBC brand. As a result, at September 30, 2009, total personal deposits increased 7.3 percent as compared to a year ago and total Premier customers increased to 327,000, a 41 percent increase from a year ago.

HSBC USA Inc.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises and to allow the existing on balance sheet portfolio to run-off. In addition to normal sale activity, during the first half of 2009, we sold approximately $4.0 billion of prime adjustable and fixed rate residential mortgage loans. Since September 30, 2008, we have sold approximately $6.0 billion of such loans. We retained the servicing rights in relation to the mortgages upon sale. As a result, average residential mortgage loans at September 30, 2009 decreased approximately 35 percent as compared to September 30, 2008.

In November 2008, we announced that we would exit the wholesale/correspondent and time-share origination channels of our mortgage business and focus attention, resources and investment on our retail sales channel. In the second quarter of 2008, we discontinued originations of education loans and, accordingly, the portfolio of loans has continued to runoff.

U.S. Treasury sponsored programs in the mortgage lending environment have recently been introduced which are focused on reducing the number of foreclosures and potentially making it easier for some customers to refinance loans. One such program intends to help certain at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. This program provides certain incentives to lenders to modify all eligible loans that fall under the guidelines of the program. Another program focuses on homeowners who have a proven payment history on an existing mortgage owned by Fannie Mae or Freddie Mac and provides assistance to eligible homeowners to refinance their mortgage loans to take advantage of current lower mortgage rates or to refinance adjustable rate mortgages into more stable fixed rate mortgages. We have implemented such programs for mortgage loans we service for government sponsored enterprises. We continue to evaluate our consumer relief programs and account management practices to ensure our programs benefit our customers in accordance with their financial needs and our stakeholders as the economy recovers. As a result, to date we have elected not to participate in the U.S. Treasury sponsored programs for our loan portfolios but to focus on expanding and improving our current programs.

The following table summarizes the IFRSs Basis results for our PFS segment:

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$238	$201	$37	18.4
Other operating income	88	105	(17)	(16.2)

Total operating income	326	306	20	6.5
Loan impairment charges	178	104	74	71.2

	148	202	(54)	(26.7)
Operating expenses	306	417	(111)	(26.6)

Loss before tax	$(158)	$(215)	$57	26.5

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$665	$685	$(20)	(2.9)
Other operating income	171	405	(234)	(57.8)

Total operating income	836	1,090	(254)	(23.3)
Loan impairment charges	550	349	201	57.6

	286	741	(455)	(61.4)
Operating expenses	936	1,020	(84)	(8.2)

Loss before tax	$(650)	$(279)	$(371)	(100 +)

HSBC USA Inc.

Net interest income improved during the three months ended September 30, 2009 primarily due to reductions in customer rates on several key deposit products driven by more aggressive pricing as competitive pricing pressures on savings and certificate of deposit products eased in the quarter. This was partially offset by lower levels of mortgage loans outstanding as discussed below. In the nine month period, net interest income decreased primarily due to lower levels of mortgage loans outstanding driven by mortgage loan sales of approximately $6.0 billion since September 30, 2008 and the narrowing of deposit spreads driven by competitive pricing pressures and declines in market rates. This was partially offset by lower funding costs on the loans held for sale, widening spreads on the remaining adjustable rate portfolio and lower amortization of deferred origination costs. Additionally, there were widening interest rate spreads on credit card balances due to reduced funding costs in the lower short term rate environment.

Other operating income decreased in both the three and nine month periods ending September 30, 2009 primarily due to lower personal service charges, ATM and other fees, as well as a reclassification of loyalty program expenses for cards as a reduction to revenue beginning in 2009. Also contributing to lower other operating income in the year-to-date period was higher mortgage reinsurance costs and break funding charges from the Global Banking and Markets segment of $163 million in the nine month period relating to costs associated with early termination of the funding associated with residential mortgage loan sales compared with a similar charge of $14 million and $45 million during the three and nine months ended September 30, 2008, respectively. These charges were partially offset by net gains on the sales of these residential mortgage loans of $70 million during the nine months ended September 30, 2009, compared to a loss of $4 million and gain of $12 million, respectively, during the three and nine months ended September 30, 2008. Additionally, the nine month period ended September 30, 2008 benefited from an $83 million gain on the sale of Visa Class B shares recorded in the first quarter of 2008.

Deterioration in credit quality, particularly on prime residential mortgage loans and credit cards has negatively impacted results. Higher loan impairment charges in both periods were driven by an increase in delinquencies which resulted in significantly increased loan loss reserves as well as increased charge offs within the home equity line of credit (“HELOC”), home equity loan and the residential first mortgage loan portfolios due to increased loss severities as real estate values continued to deteriorate in certain markets. Loan impairment charges on credit card receivables and other consumer loans have also risen. Increased levels of personal bankruptcy filings and deterioration in the U.S. economy, including rising unemployment rates, have resulted in a deterioration in credit quality across all products as compared to the prior year.

Operating expenses decreased in the third quarter of 2009 as a result of efficiency programs in the branch network and lower customer loyalty expenses for credit cards which more than offset growth in costs from branch expansion initiatives and higher FDIC assessment fees. Operating expenses in the quarter also benefited from a $9 million recovery related to the VISA litigation accrual set up in 2007 and a $54 million goodwill impairment charge taken relating to the residential mortgage reporting unit in the third quarter of 2008. For the nine month period ended September 30, 2009, these reductions were partially offset by higher FDIC assessment fees, including the impact of the special assessment in the second quarter of 2009. Additionally, the year-ago period benefited from a recovery of $23 million related to the Visa legal accrual set up in 2007. Customer loyalty program expenses for credit cards were included in operating expense in the year-ago periods but were reclassified as reduction to revenue beginning in the first quarter of 2009.

Consumer Finance (“CF”)

The CF segment includes the private label and co-brand credit cards, as well as other loans acquired from HSBC Finance or its correspondents, including the GM and UP Portfolios and auto finance loans purchased in January 2009 and portfolios of nonconforming residential mortgage loans (the “HMS Portfolio”) purchased in 2003 and 2004.

HSBC USA Inc.

On January 6, 2009 we received regulatory approval to purchase the General Motors MasterCard receivables portfolio, the AFL-CIO Union Plus MasterCard/Visa portfolio and certain auto finance receivables from HSBC Finance. As a result, the following transactions occurred:

•	GM Portfolio and UP Portfolio. On January 8, 2009, we purchased the GM Portfolio from HSBC Finance for aggregate consideration of approximately $6.2 billion, which included the assumption of approximately $2.7 billion of indebtedness. The GM Portfolio purchased consisted of receivables with an aggregate balance of approximately $6.3 billion. On January 9, 2009, we purchased the UP Portfolio from HSBC Finance for aggregate consideration of approximately $6.0 billion, which included the assumption of approximately $3.4 billion of indebtedness. The UP Portfolio consisted of receivables with an aggregate balance of approximately $6.1 billion. HSBC Finance retained the customer account relationships and now sells additional receivable originations generated under existing and future GM and UP accounts to us daily at fair market value.

•	Auto Finance Receivables. On January 9, 2009, we purchased auto finance receivables with an aggregate balance of approximately $3.0 billion from HSBC Finance for an aggregate purchase price of approximately $2.8 billion.

The consideration for each purchase was determined on the basis of an independent valuation opinion. HSBC Finance services the receivables purchased for a fee. While the receivable purchases in 2009 have resulted in increases to our net interest income and other operating income, they have also contributed to higher loan impairment charges and, to a lesser extent, higher operating expenses.

The following table summarizes the IFRSs Basis results for our CF segment:

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$539	$327	$212	64.8
Other operating income	98	80	18	22.5

Total operating income	637	407	230	56.5
Loan impairment charges	437	439	(2)	(.5)

	200	(32)	232	100	+
Operating expenses	18	11	7	63.6

Profit (loss) before tax	$182	$(43)	$225	100	+

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$1,588	$926	$662	71.5
Other operating income	263	242	21	8.7

Total operating income	1,851	1,168	683	58.5
Loan impairment charges	1,468	1,188	280	23.6

	383	(20)	403	100	+
Operating expenses	69	33	36	100	+

Profit (loss) before tax	$314	$(53)	$367	100	+

Net interest income increased during the three and nine months ended September 30, 2009 due to higher levels of receivables and lower amortization of premiums paid on the initial bulk and subsequent purchases of receivables

HSBC USA Inc.

associated with the private label portfolio, partially offset by higher charge offs of interest as a result of deterioration in credit quality. The original bulk purchase premium was fully amortized during 2008. Higher net interest income was also impacted by the purchase of the GM and UP Portfolios in January, 2009. Net interest income was also higher during both periods due to higher yields as a result of repricing initiatives on the private label credit card portfolio and a lower cost of funds due to a declining interest rate environment. The higher levels of receivables were a result of the credit card and auto finance receivable purchases described more fully above.

Other operating income increased during the three and nine months ended September 30, 2009 primarily due to higher late fees on higher delinquencies in the private label and credit card portfolios, as well as higher credit card fees associated with the purchase of the GM and UP credit card portfolios. This was partially offset by increased servicing fees on portfolios purchased from and serviced by our affiliate, HSBC Finance (which are recorded as a reduction to other operating income) as well as higher charge off of fees relating to private label cards and credit cards which have been deemed uncollectible.

Loan impairment charges associated with credit card receivables, including private label credit card receivables, were essentially flat during the three month period as compared to the prior year period, however increased substantially during the nine months ended September 30, 2009 due to higher receivable balances driven largely by our purchase of the GM and UP Portfolios from HSBC Finance as previously discussed, increased delinquencies and higher net charge-offs including lower recoveries of previously charged-off balances, and the impact of deterioration in the U.S. economy, including higher levels of personal bankruptcy filings, particularly in the first half of the year. Loan impairment charges were essentially flat in the three month period as increased requirements due to the factors described above were more than offset by an improved outlook on future loss estimates on private label credit card receivables as the impact of higher unemployment levels on losses has not been as severe as previously anticipated, partially offset by slightly higher delinquency levels.

Operating expenses increased in both periods primarily due to higher FDIC insurance premiums, including the special assessment recorded in the second quarter of 2009 and higher expenses related to the higher receivable levels and increased collection costs on late stage delinquent accounts.

On June 1, 2009, General Motors announced its plan to restructure, filing for bankruptcy protection under the Chapter 11 reorganization provisions. While we provide credit under the GM Card Program, GM owns and operates the Earnings/Rewards Program. Concurrently with its bankruptcy filing, GM filed a motion with the bankruptcy court requesting authority to honor the GM Card Program in the ordinary course of business, including allowing the continued redemption of earned rewards points as well as authorizing the continued performance by GM under the card agreements. The court approved this motion on June 2, 2009. In July 2009, the bankruptcy court approved GM’s plan to transfer substantially all of GM’s assets to New GM, including the assignment and assumption of the GM Card agreement, and GM was granted permission to exit bankruptcy.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. The CARD Act modifies and expands upon the amendments to Regulation AA (Unfair or Deceptive Acts or Practices) (“UDAP”) and Regulation Z (Truth in Lending) adopted by the Federal Reserve in December 2008, which among other things, place restrictions on applying interest rate increases on new and existing balances, prescribe the manner in which payments in excess of the minimum payment may be allocated to amounts due and penalty rates may be charged on past due balances, and limit certain fees. Most of the requirements of the CARD Act become effective in February 2010, however, some provisions became effective in August 2009 and a few will not become effective until August 2010. New restrictions introduced by the CARD Act include requiring customers to opt-in to over limit fee assessments and requiring re-priced accounts be evaluated for interest rate decreases every six months. The CARD Act also requires the Federal Reserve to conduct rulemaking to ensure penalty fees are reasonable and requires other government agencies to conduct studies on interchange, debt cancellation agreements and credit insurance products and present reports to Congress on these topics. Although we are already compliant with some provisions, other provisions, such as those addressing limitations on interest rate increases, over limit fees and payment allocation will require us to make changes to our business practices. This may require us and our competitors to manage risk differently than has historically been the case. We are compliant with the provisions of the CARD Act that took effect in August 2009. Pricing, underwriting and product changes in

HSBC USA Inc.

response to the new legislation have either been implemented or are under analysis. We are currently in the process of making changes to processes and systems to comply with remaining provisions of the new rules and will be fully compliant by the applicable February and August 2010 effective dates. The full impact of the CARD Act on us at this time is uncertain as it ultimately depends upon Federal Reserve and other government agency interpretation of some provisions as discussed above, successful implementation of our strategies, consumer behavior and the actions of our competitors. Although we currently believe the implementation of these new rules could ultimately have a material impact to us, the impact would be limited to the existing affected loan portfolio as the purchase price on future sales volume paid to HSBC Finance would be adjusted to consider the new requirements. Further changes to this legislation are being considered that would, among other things, accelerate the February and August 2010 effective dates to December 1, 2009. We are currently assessing our ability to accelerate process and systems changes currently underway to meet a December 1, 2009 compliance date should this legislative effort be successful.

Commercial Banking (“CMB”)

Our Commercial Banking segment is comprised of three lines of business. These lines include Commercial Banking (Middle Market Enterprises), Business Banking and Commercial Real Estate. The Commercial Banking segment’s overall business strategy is to retain and expand existing relationships with a focus on international activity while recruiting new relationships with international connectivity or international business needs. The products and services provided by these segments are offered through multiple delivery systems including the branch banking network.

Interest income from loans and fees has helped to offset the negative impact of narrowing liquidity spreads resulting from the declining interest rate environment. Loan impairment charges have increased in the nine months ended September 30, 2009, as compared to the year ago period, due to higher levels of criticized assets and overall deterioration in the credit environment which has led to higher charge-offs across all commercial business lines.

Tightened credit standards and increased paydowns have resulted in a small increase in loans outstanding to middle market customers during the first nine months of 2009 as compared to the year-ago period, while deposits from middle market customers have grown 14 percent over the period. The business banking loan portfolio has seen moderate growth due to tightened credit standards and the competitive environment while business banking customer deposits grew 15 percent at September 30, 2009 compared to a year-ago, following successful fall and spring marketing campaigns. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume.

Average customer deposit balances across all CMB business lines increased 12 percent during the first nine months of 2009 as compared to the year-ago period and average loans have remained broadly flat during the first nine months of 2009 as compared to the year-ago period.

HSBC USA Inc.

The following table summarizes the IFRSs Basis results for the CMB segment.

			Increase
			(Decrease)
Three Months Ended September 30	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$184	$195	$(11)	(5.6)
Other operating income	92	94	(2)	(2.1)

Total operating income	276	289	(13)	(4.5)
Loan impairment charges	51	71	(20)	(28.2)

	225	218	7	3.2
Operating expenses	159	155	4	2.6

Profit before tax	$66	$63	$3	4.8

			Increase
			(Decrease)
Nine Months Ended September 30	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$540	$575	$(35)	(6.1)
Other operating income	255	236	19	8.1

Total operating income	795	811	(16)	(2.0)
Loan impairment charges	222	178	44	24.7

	573	633	(60)	(9.5)
Operating expenses	471	446	25	5.6

Profit before tax	$102	$187	$(85)	(45.5)

Net interest income decreased in the three and nine months ended September 30, 2009 primarily due to narrower spreads on deposits partially offset growth in deposit balances and improved loan spreads from repricing.

Other operating income decreased marginally in the three months ended September 30, 2009 due to fewer syndications and lower gains on sale of real estate loans, while higher income from low income housing investments resulted in an increase in the first nine months of the year.

Loan impairment charges decreased in the three months ended September 30, 2009 due to a reduction in future loss estimates and fewer customer downgrades. Loan impairment charges however, have increased in the first nine months of the year due to worsening economic conditions, which has resulted in higher levels of criticized assets as a result of customer downgrades, leading to higher net charge-offs across all commercial business lines.

Operating expenses increased during both periods due primarily to higher FDIC insurance premiums, including the special assessment recorded in the second quarter of 2009, partially offset by reduced staff costs and efficiency savings, including lower marketing spend.

Global Banking and Markets

The Global Banking and Markets segment results continued to be affected by reduced market liquidity and volatility in spreads in the corporate credit and residential mortgage lending markets, however the impact to other operating income has declined significantly as compared with the year-ago periods and in the third quarter have actually begun to reverse for certain items. This impacted trading revenue in credit derivatives and subprime mortgage loans in particular, and has led to substantial counterparty credit reserves for monoline exposure and significant valuation losses being taken in both the Trading and Available-for-sale securities portfolios, particularly in 2008. Additionally, the nine month period ended September 30, 2009 reflected higher revenue from balance sheet

HSBC USA Inc.

management activities, primarily the result of realized gains from securities sales in the available for sale portfolio and higher intersegment income.

On October 11, 2008, the International Accounting Standards Board (“IASB”) issued an amendment to IAS 39 which permits entities to transfer financial assets from the Trading classification into the Available-for-sale or Loans and Receivables classifications if the entity has the intention and ability to hold the assets for the foreseeable future or until maturity. Temporary changes in the market value of re-classified assets will no longer impact current period earnings. Instead, these assets will only be marked-to-market (through other comprehensive income) if classified as Available-for-sale Securities and will be subject to on-going impairment tests.

Following careful analysis of the implications and with consideration given to industry and peer practices, we elected to re-classify $1.8 billion in leveraged loans and high yield notes and $892 million in securities held for balance sheet management purposes from Trading Assets to Loans and Available-for-sale Investment Securities, effective July 1, 2008. In November 2008, $967 million in additional securities were also transferred from Trading Assets to Available-for-sale Investment Securities. If these IFRS reclassifications had not been made, our profit before tax would have been $378 million and $616 million higher during the three and nine months ended September 30, 2009, respectively.

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$201	$334	$(133)	(39.8)
Other operating income (loss)	91	(72)	163	100	+

Total operating income (loss)	292	262	30	11.5
Loan impairment charges	163	30	133	100	+

	129	232	(103)	(44.4)
Operating expenses	180	201	(21)	(10.4)

Profit (loss) before tax	$(51)	$31	$(82)	(100	)+

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$655	$650	$5	.8
Other operating income (loss)	600	(862)	1,462	100	+

Total operating income (loss)	1,255	(212)	1,467	100	+
Loan impairment charges	589	87	502	100	+

	666	(299)	965	100	+
Operating expenses	615	607	8	1.3

Profit (loss) before tax	$51	$(906)	$957	100	+

Decreased net interest income during the three months ended September 30, 2009 was primarily due to lower yields on the available for sale securities portfolio as a result of the sales earlier in the year, partially offset by wider credit spreads in our commercial loan portfolio. Net interest income during the nine month period ended September 30, 2009 was in line with the year ago period as wider credit spreads on our commercial loan portfolio were substantially offset by reduced income from our available for sale securities portfolio.

HSBC USA Inc.

Other operating income (loss) improved in the three month period ended September 30, 2009 as the prior year period reflects a $215 million charge recorded in September 2008 relating to a single asset-backed security and the preferred equity securities of FNMA. Other operating income improved during the nine month period ended September 30, 2009 due to higher realized gains on available for sale securities, higher intersegment income from PFS as discussed more fully below and higher transaction fees in Corporate Banking. Other operating income overall continued to be affected by adverse market conditions, particularly in the nine month period, but to a lesser extent than in the prior year periods. Additionally, revenues in the first nine months of 2009 were lower than the year-ago period due to the reclassification of assets from trading to available-for-sale assets and to loans and receivables under the IAS 39 amendment as previously discussed.

Other operating income (loss) reflects gains on structured credit products of $35 million and losses of $286 million during the three and nine months ended September 30, 2009, respectively, as compared to losses of $105 million and $1,179 million in the year-ago periods, as the widening of credit spreads slowed resulting in lower losses from hedging activity and counterparty exposures. Exposure to monolines continued as deterioration in creditworthiness persisted, although the pace of such deterioration slowed significantly, resulting in gains of $54 million and losses of $104 million during the three and nine months ended September 30, 2009, respectively, as compared to losses of $155 million and $957 million in the year-ago periods. Correlation trading resulted in gains of $78 million and losses of $83 million during the three and nine months ended September 30, 2009, as compared to gains of $23 million and losses of $185 million in the year-ago periods.

Valuation losses of $28 million and $182 million during the three and nine months ended September 30, 2009, respectively, were also recorded against the fair values of sub-prime residential mortgage loans held for sale as compared to valuation losses of $87 million and $331 million in the year-ago periods. There were fair value adjustments of $1 million and $2 million on the leveraged loan portfolio in the three and nine months ended September 30, 2009, respectively which reflects the classification of substantially all leveraged loans and notes as loans and receivables compared to losses of $4 million and $107 million during the three and nine months ended September 30, 2008, respectively, when these assets were subject to fair value accounting. Other operating income also benefited from gains on the sales of securities, primarily during the second quarter of 2009, of $245 million and from intersegment income from PFS of $163 million during the nine months ended September 30, 2009, relating to the break funding fee charged for the early termination of funding associated with the sale of the residential mortgage loans as compared to a similar benefit of $14 million and $45 million during the three and nine months ended September 30, 2008, respectively.

Loan impairment charges increased primarily due to a charge of $57 million and $374 million during the three and nine months ended September 30, 2009 on securities determined to be other-than-temporarily impaired as compared to having no other-than-temporary impairment charges in the prior year quarter and year-to date periods. Loan impairment charges also increased due to several credit downgrades on our exposure to the financial services industry and other downgrades on specific accruing loans.

Operating expenses declined during the three months ended September 30, 2009 compared to the year ago period due to lower salary and other staff costs resulting from a decreased overall number of employees due to our ongoing efficiency initiatives. Operating expenses increased during the nine month period as higher FDIC assessment charges, including the special assessment recorded during the second quarter of 2009 and higher performance related compensation costs due to improved revenues more than offset the lower salary and other staff costs resulting from a decreased overall number of employees.

Private Banking (“PB”)

Resources continue to be dedicated to expanding products and services provided to high net worth customers served by the PB business segment.

The level of client deposits at September 30, 2009 declined 10 percent compared to the prior year as domestic institutional clients began to invest their liquidity in investment products with lower risk. Similarly, total average loans (mostly domestic consumer) at September 30, 2009 were 13 percent lower as compared to the prior year, reflective of lower client demand. Substantial reductions from a challenging economic environment and outflows

HSBC USA Inc.

from domestic custody clients affected market value of client assets under management which declined 10 percent compared to the prior year. Assets under management were $33.7 billion at September 30, 2009, compared to $39.8 billion at December 31, 2008 and $37.3 billion at September 30, 2008.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$41	$48	$(7)	(14.6)
Other operating income (loss)	23	36	(13)	(36.1)

Total operating income	64	84	(20)	(23.8)
Loan impairment charges	86	4	82	100 +

	(22)	80	(102)	(100)+
Operating expenses	58	70	(12)	(17.1)

Profit before tax	$(80)	$10	$(90)	(100)+

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$129	$144	$(15)	(10.4)
Other operating income (loss)	85	126	(41)	(32.5)

Total operating income	214	270	(56)	(20.7)
Loan impairment charges	90	5	85	100 +

	124	265	(141)	(53.2)
Operating expenses	180	206	(26)	(12.6)

Profit before tax	$(56)	$59	$(115)	(100)+

Net interest income was lower during the three and nine months ended September 30, 2009 primarily as a result of narrowing interest rate spreads due to declining market rates and lower outstanding loan and deposit balances.

Other operating income was lower in both periods primarily due to lower performance fees from equity investments, and lower fee income from credit derivatives, managed products, structured products and recurring fund fees and insurance commissions.

Loan impairment charges during the three and nine months ended September 30, 2009 were higher as compared to the year-ago periods due largely to a specific provision relating to a single client relationship recorded in the third quarter of 2009 and higher reserve levels associated with the downgrade of a separate specific domestic client relationship.

Operating expenses decreased as a result of lower staff costs due to lower headcount resulting from efficiency initiatives. Travel and entertainment, marketing and communications costs were also lower, partially offset by higher FDIC assessment fees, including the special assessment recorded during the second quarter of 2009.

Other

The Other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, as well as any adjustments to the fair value on HSBC shares held for stock plans. The results also include earnings on an equity investment in HSBC Private Bank (Suisse) S.A, through the first quarter of 2009. This investment was sold in March 2009 for a gain.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Other segment.

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$(6)	$-	$(6)	-
Other operating income (loss)	(63)	181	(244)	(100	)+

Total operating income	(69)	181	(250)	(100	)+
Loan impairment charges	-	-	-	-

	(69)	181	(250)	(100	)+
Operating expenses	13	-	13	-

Profit (loss) before tax	$(82)	$181	$(263)	(100	)+

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income (loss)	$(6)	$(3)	$(3)	(100.0)
Other operating income (loss)	(406)	261	(667)	(100	)+

Total operating income	(412)	258	(670)	(100	)+
Loan impairment charges	-	-	-	-

	(412)	258	(670)	(100	)+
Operating expenses	65	-	65	-

Profit (loss) before tax	$(477)	$258	$(735)	(100	)+

Other operating income was negatively impacted in the three and nine months ended September 30, 2009 by an increase in the fair value of certain of our own debt instruments outstanding to which fair value option accounting is applied due to narrowing credit spreads. Additionally, the year-to-date period, was impacted by an impairment to a building held for use. Partially offsetting this, we recorded an $85 million gain relating to the resolution of a lawsuit in March 2009, whose proceeds were used in April to redeem a nominal amount of preferred stock issued to CT Financial Services, Inc. as well as a $43 million gain on the sale of the equity interest referred to above.

Credit Quality

We enter into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, on a limited basis, internationally.

Allowance for Credit Losses

For commercial and select consumer loans, we conduct a periodic assessment on a loan-by-loan basis of losses we believe to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Updated appraisals for collateral dependent loans are generally obtained only when such loans are considered troubled and the frequency of such updates are generally based on management judgment. Problem commercial loans are assigned various criticized facility grades under the allowance for credit losses methodology. Each credit grade has a probability of default estimate.

HSBC USA Inc.

Probable losses for pools of homogeneous consumer loans are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends.

Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K under the caption “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” of the consolidated financial statements included in our 2008 Form 10-K. Our approach toward credit risk management is summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K under the caption “Risk Management.” There have been no material revisions to our policies or methodologies during the first nine months of 2009, although we continue to monitor current market conditions and will adjust credit policies as deemed necessary.

The following table sets forth the allowance for credit losses for the periods indicated:

	September 30,	June 30,	December 31,
	2009	2009	2008

	(dollars are in millions)

Allowance for credit losses	$3,867	$3,740	$2,397

Ratio of Allowance for credit losses to:
Loans:(2)
Commercial	2.92%	2.23%	1.53%
Consumer
Residential mortgages, excluding HELOCs and home equity	2.73	2.42	1.15
HELOCs and home equity mortgages	4.45	3.94	3.67
Private label card receivables	8.19	8.22	6.86
Credit card receivables	7.69	7.93	9.73
Auto finance	2.23	2.30	3.25
Other consumer loans	4.47	4.16	3.68
Total consumer loans	5.82	5.75	4.18

Total	4.68%	4.36%	2.96%

Net charge-offs(1)(2):
Commercial	397.06%	248.85%	266.05%
Consumer	90.27	104.96	117.89

Total	111.28%	118.92%	136.04%

Nonperforming loans(2):
Commercial	73.03%	94.52%	146.29%
Consumer	159.85	168.80	159.67

Total	123.86%	145.58%	156.26%

(1)	Quarter-to-date net charge-offs, annualized.

(2)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or market.

HSBC USA Inc.

The allowance for credit losses at September 30, 2009 increased $127 million, or 3 percent as compared to June 30, 2009, and $1,470 million, or 61 percent, as compared to December 31, 2008. Reserve levels for all loan categories were impacted by the following:

•	Continued weakness in the U.S. economy, including rising unemployment rates; and

•	For consumer loans, higher levels of personal bankruptcy filings.

The increase in the allowance for credit losses since June 30, 2009 was driven largely by increased charge-offs and higher loss estimates in our prime residential mortgage and HELOC loan portfolios due to continued deterioration in the housing markets as well as higher reserve requirements in our commercial loan portfolio. These increases were partially offset by lower reserve levels in our private label card and credit card portfolios as dollars of delinquency remained stable and our outlook for future losses on these portfolios improved as the impact of higher unemployment levels on losses has not been as severe as previously anticipated, as well as lower outstanding loan balances.

Loan loss allowances for commercial loans were higher at September 30, 2009 due to higher loss estimates associated with higher criticized loan balances caused by further downgrades in financial institution and certain other counterparties, as well as real estate and middle market customers. The downgrades resulted from continued deterioration of economic conditions and changes in financial conditions of specific customers within these portfolios. As previously mentioned, downgrades in our commercial real estate portfolio to substandard and doubtful are continuing, particularly for condominium loans and land loans, as well as in hotel and office construction in all markets, especially in the large metropolitan markets where construction projects have been delayed. Condominium projects in Florida and California have been negatively impacted by sharply declining prices and reduced availability for condominium mortgages. As such, many buyers are either walking away from purchase contracts and deposits, or cannot arrange mortgages or advance additional equity required to close purchases. Although our middle market portfolio has deteriorated in most industry segments and geographies consistent with the overall deterioration in the U.S. economy, customers in those areas of the economy that have expressed above average weakness, such as apparel, auto related suppliers and construction related businesses have been particularly affected. Also contributing to the increase since June 30, 2009 was a specific provision relating to a single private banking relationship.

The increase in the allowance for credit losses since December 31, 2008 reflects higher allowances on our residential mortgage and commercial loan portfolios as discussed above as well as a significantly higher allowance on credit cards due to the purchase of the GM and UP Portfolio in January 2009.

The allowance for credit losses as a percentage of total loans increased to 4.68 percent at September 30, 2009 as compared to 4.36 percent at June 30, 2009 and 2.96 percent at December 31, 2008. The increase in this percentage since June 30, 2009 was driven largely by a higher allowance in our residential mortgage loan and commercial loan portfolios as well as lower outstanding balances in these portfolios as discussed above. The increase in our allowance as a percentage of total loans since December 31, 2008 reflects a higher allowance on our residential mortgage loan and commercial loan portfolios and lower outstanding balances in these portfolios as discussed above, partially offset by a lower credit card ratio reflecting the impact of our prime GM and UP Portfolios on credit card mix. The allowance for credit losses as a percentage of total loans on our private label receivable portfolio also increased compared to December 31, 2008 due in part to higher charge-off levels as a result of portfolio seasoning, continued deterioration in the U.S. economy including rising unemployment levels and lower receivable levels, including the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio and lower customer spending. Compared to the prior quarter, the allowance as a percentage of total loans for private label cards decreased as modest increases in delinquency were more than offset by an improved outlook on future loss estimates as previously discussed.

The allowance for credit losses as a percentage of net charge-offs (quarter-to-date, annualized) declined to 111.28 percent at September 30, 2009 as compared to 118.92 percent at June 30, 2009 and 136.04 percent at December 30, 2008, as the increase in the net charge-offs outpaced the increase in the allowance for credit losses due largely to credit card receivables and private label receivables.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three and nine months ended September 30, 2009 and 2008 are summarized in the following table:

		Residential
		Mortgage,
		excluding	HELOCs	Private
		HELOCs	and Home	Label	Credit
		and Home	Equity	Card	Card	Auto	Other
	Commercial	Equity	Mortgages	Receivables	Receivables	Finance	Consumer	Total

	(In millions)

Three months ended September 30, 2009:
Balances at beginning of period	$759	$357	$176	$1,238	$1,092	$51	$67	$3,740
Charge offs	63	55	61	354	363	30	28	954
Recoveries	3	-	-	41	20	6	8	78

Net charge offs	60	55	61	313	343	24	20	876
Provision charged to income	246	92	79	272	275	20	22	1,006
Allowance on loans transferred to held for sale	-	-	-	-	-	(4)	-	(4)
Other	-	-	-	-	1	-	-	1

Balance at end of period	$945	$394	$194	$1,197	$1,025	$43	$69	$3,867

Three months ended September 30, 2008:
Balance at beginning of period	$391	$88	$148	$954	$154	$5	$56	$1,796
Charge offs	59	37	26	288	39	3	27	479
Recoveries	7	-	-	44	6	-	6	63

Net charge offs	52	37	26	244	33	3	21	416
Allowance on loans transferred to held for sale	-	-	-	21	-	-	-	21
Provision charged to income	124	71	33	345	58	2	25	658

Balance at end of period	$463	$122	$155	$1,076	$179	$4	$60	$2,059

Nine months ended September 30, 2009:
Balances at beginning of period	$572	$207	$167	$1,171	$208	$5	$67	$2,397
Charge offs	206	175	151	1,079	678	61	83	2,433
Recoveries	19	11	12	124	36	13	15	230

Net charge offs	187	164	139	955	642	48	68	2,203
Provision charged to income	560	351	166	981	1,034	85	70	3,247
Allowance on loans transferred to held for sale	-	-	-	-	-	(12)	-	(12)
Allowance related to bulk loan purchases from HSBC Finance	-	-	-	-	424	13	-	437
Other	-	-	-	-	1	-	-	1

Balance at end of period	$945	$394	$194	$1,197	$1,025	$43	$69	$3,867

Nine months ended September 30, 2008:
Balance at beginning of period	$300	$53	$35	$844	$119	$8	$55	$1,414
Charge offs	127	96	61	839	109	8	84	1,324
Recoveries	25	1	-	142	16	2	21	207

Net charge offs	102	95	61	697	93	6	63	1,117
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	-
Provision charged to income	265	164	181	929	153	2	68	1,762

Balance at end of period	$463	$122	$155	$1076	$179	$4	$60	$2,059

HSBC USA Inc.

An allocation of the allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	September 30, 2009		June 30, 2009		December 31, 2008
		% of		% of		% of
		Loans to		Loans to		Loans to
		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(dollars are in millions)

Commercial(2)	$945	39.21%	$759	39.59%	$572	46.14%
Consumer:
Residential mortgages, excluding HELOCs and home equity mortgages	394	17.47	357	17.18	207	22.13
HELOCs and home equity mortgages	194	5.29	176	5.20	167	5.61
Private label card receivables	1,197	17.70	1,238	17.54	1,171	21.05
Credit card receivables	1,025	16.14	1,092	16.03	208	2.63
Auto finance	43	2.32	51	2.58	5	.19
Other consumer	69	1.87	67	1.88	67	2.25

Total consumer	2,922	60.79	2,981	60.41	1,825	53.86

Total	$3,867	100.00%	$3,740	100.00%	$2,397	100.00%

(1)	Excluding loans held for sale.

(2)	Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the movements in comparison with prior years, are summarized in the following table:

	September 30,	June 30,	December 31,
	2009	2009	2008

	(in millions)

On-balance sheet allowance:
Specific	$255	$86	$43
Collective	630	608	476
Transfer risk	-	-	5
Unallocated	60	65	48

Total on-balance sheet allowance	945	759	572

Off-balance sheet allowance	167	166	168

Total commercial allowances	$1,112	$925	$740

Reserves for Off-Balance Sheet Credit Risk

We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $167 million, $166 million and $180 million at September 30, 2009, June 30, 2009 and December 31, 2008, respectively. The related provision is recorded as a miscellaneous expense and is a component of operating expenses. Off-balance sheet exposures are summarized in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations.”

HSBC USA Inc.

Delinquency

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	September 30,	June 30,	December 31,
	2009	2009	2008

Dollars of Delinquency:
Commercial	$938	$709	$385
Consumer:
Residential mortgage, excluding HELOCs and home equity mortgages	1,445	1,335	1,189
HELOCs and home equity mortgages	185	194	161

Total residential mortgages(1)	1,630	1,529	1,350
Private label card receivables	639	634	663
Credit card receivables	591	583	118
Auto finance	47	37	3
Other consumer	18	19	27

Total consumer	2,925	2,802	2,161

Total	$3,863	$3,511	$2,546

Delinquency Ratio:
Commercial	2.80%	2.03%	1.01%
Consumer:
Residential mortgage, excluding HELOCs and home equity mortgages	9.20	8.14	5.54
HELOCs and home equity mortgages	4.24	4.35	3.54

Total residential mortgages(1)	8.12	7.33	5.19
Private label card receivables	4.37	4.21	3.88
Credit card receivables	4.43	4.23	5.52
Auto finance	2.06	1.48	1.95
Other consumer	1.14	1.15	1.45

Total consumer	5.64	5.20	4.57

Total	4.53%	3.95%	2.98%

(1)	The following reflects dollars of delinquency and delinquency ratios for interest-only loans and ARM loans:

	September 30,	June 30,	December 31,
	2009	2009	2008

Dollars of Delinquency:
Interest-only loans	$388	$368	$302
ARM loans	782	734	657
Delinquency Ratio:
Interest-only loans	13.79%	11.87%	7.11%
ARM loans	10.03	9.47	6.06

HSBC USA Inc.

Our total delinquency ratio increased 58 basis points compared to the prior quarter. The overall increase in delinquency was impacted by the following:

•	Continued weakness in the U.S. economy; and

•	Continued high unemployment rates during the quarter

In addition to the above, our residential mortgage portfolio, which includes our subprime mortgage whole loans held for sale for purposes of delinquency reporting, has continued to experience higher delinquency as a result of continued weakening in the housing industry. Also, lower loan balances for residential mortgage loans, private label cards, credit card and auto finance loans and seasonality in the credit card portfolio compared to the prior quarter also contributed to the higher delinquency ratios. Increased delinquency in the auto finance loans purchased from HSBC Finance reflects the previously current loans beginning to season.

During the third quarter of 2009, we experienced an increase in our two-months-and-over contractual delinquency ratio compared to the prior quarter relating to our private label credit card and credit card portfolios, due largely to lower receivable levels, including the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio as well as the impact of continued economic pressures including rising unemployment levels and lower customer spending. This was partially offset by higher levels of personal bankruptcy filings in the first half of 2009 which resulted in accounts migrating to charge-off more quickly. Dollars of delinquency in these portfolios however, have remained relatively flat.

Our commercial portfolio experienced higher delinquency ratios due to continued deterioration of economic conditions, as previously discussed.

Compared to December 31, 2008, our delinquency ratio increased 155 basis points at September 30, 2009, largely due to higher residential mortgage, private label card and credit card delinquencies due to the factors described above. A significant factor contributing to the increased dollars of delinquency associated with our credit card portfolios is the impact of the GM and UP Portfolios purchased in January 2009.

HSBC USA Inc.

Net Charge-offs of Loans

The following table summarizes net charge-off dollars as well as the net charge-off of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	September 30,	June 30,	September 30,
	2009	2009	2008

	(dollars are in millions)

Net Charge-off Dollars:
Commercial	$60	$76	$52
Consumer:
Residential mortgage, excluding HELOCs and home equity mortgages	55	50	37
HELOCs and home equity mortgages	61	50	26

Total residential mortgage	116	100	63
Private label card receivables	313	328	244
Credit card receivables	343	238	33
Auto finance	24	20	3
Other consumer	20	22	21

Total consumer	816	708	364

Total	$876	$784	$416

Net Charge-off Ratio:
Commercial	.72%	.87%	.54%
Consumer:
Residential mortgage, excluding HELOCs and home equity mortgages	1.49	1.34	.63
HELOCs and home equity mortgages	5.47	4.44	2.25

Total residential mortgage	2.42	2.06	.90
Private label card receivables	8.13	8.31	5.96
Credit card receivables	10.33	7.05	6.69
Auto finance	4.00	3.05	5.80
Other consumer	5.99	5.33	4.31

Total consumer	6.32	5.34	3.01

Total	4.13%	3.56%	1.91%

Our net charge-off ratio as a percentage of average loans increased 57 basis points compared to the prior quarter primarily due to higher credit card, auto finance and residential mortgage charge-offs. Higher net charge-off levels are a result of the following:

•	Higher delinquency levels migrating to charge-off due to:

–	Continued weakness in the U.S economy and housing markets;

–	Continued high unemployment rates; and

–	Portfolio seasoning; and

•	Higher loss severities for secured loans.

Charge-off dollars and ratios increased in the residential mortgage portfolio reflecting continued weakness in the housing and mortgage industry, including marked decreases in home values in certain markets as well as lower

HSBC USA Inc.

average loans outstanding. Charge-off dollars and ratios for our private label card portfolio improved slightly as credit quality remained relatively stable.

Charge-off levels in our credit card portfolio were negatively impacted by the GM and UP Portfolio purchased from HSBC Finance, a portion of which were subject to the application of accounting principles that require that purchased loans with evidence of credit deterioration since origination be recorded at an amount based on the net cash flows expected to be collected which reduced the overall level of credit card charge-off reported in the first half of 2009. The portion of the portfolio not subject to this accounting is now seasoning resulting in increased charge-offs during the third quarter.

Our auto finance net charge-off ratio increased as the purchase of $3.0 billion of non-delinquent auto finance receivables purchased from HSBC Finance in January 2009 are now beginning to season and migrate to charge-off.

Our net charge-off ratio increased 57 basis points compared to the prior quarter primarily due to higher charge-offs in our residential mortgage, private label card and credit card receivables as discussed above. Commercial charge-off dollars and ratios increased due to a higher level of losses in the small business portfolio and an increase in losses in the middle market and commercial real estate portfolios.

HSBC USA Inc.

Nonperforming Assets

Nonperforming assets are summarized in the following table.

	September 30,	June 30,	December 31,
	2009	2009	2008

Nonaccrual loans:
Commercial:
Construction and other real estate	$375	$288	$74
Other commercial	576	301	167

Total commercial	951	589	241
Consumer:
Residential mortgages, excluding HELOCs and home equity mortgages	787	693	444
HELOCs and home equity mortgages	101	125	122

Total residential mortgages	888	818	566
Credit card receivables	3	3	2
Auto finance	47	37	3

Total consumer loans	938	858	571
Nonaccrual loans held for sale	453	433	441

Total nonaccruing loans	2,342	1,880	1,253
Accruing loans contractually past due 90 days or more:
Total commercial	343	214	150
Consumer:
Residential mortgages, excluding HELOCs and home equity mortgages	-	-	-
HELOCs and home equity mortgages	-	-	-

Total residential mortgages	-	-	-
Private label card receivables	449	456	462
Credit card receivables	411	423	82
Auto finance	1	1	1
Other consumer	29	28	27

Total consumer loans	890	908	572
Accruing loans contractually past due 90 days or more held for sale	-	-	-

Total accruing loans contractually past due 90 days or more	1,233	1,122	722

Total nonperforming loans	3,575	3,002	1,975
Other real estate owned	90	91	80

Total nonperforming assets	$3,665	$3,093	$2,055

Allowance for credit losses as a percent of nonperforming loans(1) Commercial	73.03%	94.52%	146.29%
Consumer	159.85	168.80	159.67

(1)	Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of cost or market.

HSBC USA Inc.

Increases in nonperforming loans at September 30, 2009 as compared to the prior quarter are primarily related to commercial loans, residential mortgages, and credit card receivables 90 days or more past due and still accruing. Deterioration in the U.S. economy, including rising unemployment rates, contributed to the overall increase in nonperforming loans. Commercial non-accrual loans increased as compared to both the prior quarter and prior year quarter largely due to continued deterioration of economic conditions and changes in the financial condition of specific customers. Residential mortgage nonperforming loans increased largely due to deterioration in the housing markets. Increases in accruing loans past due 90 days or more during the quarter also reflect seasonality and, as compared to the prior year, a significantly higher portfolio of credit card receivables. Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2008 Form 10-K.

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

	September 30,	June 30,	December 31,	September 30,
	2009	2009	2008	2008

	(dollars are in millions)

Impaired commercial loans:
Balance at end of period	$951	$589	$241	$226
Amount with impairment reserve	743	304	150	145
Impairment reserve	216	65	43	44

HSBC USA Inc.

Criticized Assets

Criticized asset classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades under our allowance for credit losses methodology. The following facility grades are deemed to be criticized. Criticized assets are summarized in the following table.

	Increases (Decreases) from
		June 30,		December 31,		September 30,
	September 30,	2009		2008		2008
	2009	Amount	%	Amount	%	Amount	%

Special mention:
Commercial loans	$3,576	$(281)	(7.3)%	$(490)	(12.1)%	$183	5.4%
Substandard:
Commercial loans	3,686	195	5.6	1,812	96.7	2,357	100	+
Consumer loans	1,920	64	3.4	689	56.0	861	81.3

	5,606	259	4.8	2,501	80.5	3,218	100	+
Doubtful:
Commercial loans	458	326	100 +	398	100+	393	100	+

Total	$9,640	$304	3.3%	$2,409	33.3%	$3,794	64.9%

The increase in criticized commercial loans resulted mainly from further customer credit downgrades in financial institution counterparties as well as real estate and middle market customers. As previously mentioned, downgrades in our commercial real estate portfolio are continuing, particularly for condominium and land loans, as well as hotel and office construction where many construction projects have been delayed. Although our middle market portfolio has deteriorated in most industry segments and geographies, consistent with the overall deterioration in the U.S. economy, customers in those areas of the economy that have experienced above average weakness such as apparel, auto related suppliers and construction related businesses have been particularly affected. Higher substandard consumer loans since December 31, 2008 were largely driven by our acquisition of the GM and UP Portfolios.

Geographic Concentrations

Regional exposure at September 30, 2009 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
	Estate Loans	Loans	Receivables

New York State	45.95%	37.57%	10.35%
North Central United States	4.00	9.02	27.64
North Eastern United States	11.07	10.01	14.41
Southern United States	20.90	18.72	26.32
Western United States	17.41	24.66	20.95
Other	.67	.02	.33

Total	100.00%	100.00%	100.00%

Liquidity and Capital Resources

Effective liquidity management is defined as making sure we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require

HSBC USA Inc.

sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheets of HSBC USA Inc. to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well to address the more limited sources of liquidity available to us. Similar guidelines are set for the balance sheet of HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans.

During 2008 and continuing into early 2009, financial markets were extremely volatile. New issue term debt markets were extremely challenging with issues attracting substantially higher rates of interest than had historically been experienced and credit spreads for all issuers continued to trade at historically wide levels. Liquidity for asset backed securities remained tight as spreads remained high, negatively impacting the ability to securitize credit card receivables. The Federal Reserve Board introduced the Term Asset Backed Securities Loan Facility Program (“TALF”) in late 2008 to improve liquidity in asset backed securities. While the on-going financial market disruptions continued to impact credit spreads and liquidity during the first nine months of 2009, we have continued to see improvements in liquidity beginning in the second quarter and continuing into the third quarter of 2009 and credit spreads have continued to narrow due to increased market confidence stemming largely from the various government actions taken to restore faith in the capital markets. Financial institutions are now able to issue longer term debt without government guarantees, and the FDIC has been able to allow the Debt Guarantee Program to expire. Similarly, many non-TALF eligible asset backed securitizations have been issued at favorable rates in the second and third quarters of 2009.

During 2008 and continuing into 2009, we witnessed the systemic reduction in available liquidity in the market and took steps to reduce our reliance on debt capital markets and to increase deposits. After adjusting for the $6.1 billion of debt acquired with the credit card transfers, we reduced our long-term debt by $6.8 billion during the nine months ended September 30, 2009. In the latter part of 2008, we had grown deposits in anticipation of the asset transfers and December 31, 2008 balances also benefitted from clients choosing to place their surplus liquidity into banks. Subsequent to December 31, 2008 we managed our overall balance sheet downward by reducing low margin investments and deposits, and continuing to manage the overall balance sheet risk.

Interest bearing deposits with banks totaled $18.5 billion and $15.9 billion at September 30, 2009 and December 31, 2008, respectively. Balances increased during the nine months ended September 30, 2009 as excess liquidity was placed in these accounts.

Federal funds sold and securities purchased under agreements to resell totaled $4.5 billion and $10.8 billion at September 30, 2009 and December 31, 2008, respectively. Balances decreased during the nine months ended September 30, 2009 as we redeployed surplus liquidity out of repurchase agreements into purchases of short term treasury bills.

Short-term borrowings totaled $8.3 billion and $10.5 billion at September 30, 2009 and December 31, 2008, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.

Deposits decreased to $115.5 billion at September 30, 2009 from $119.0 billion at December 31, 2008. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

HSBC USA Inc.

Long-term debt decreased to $21.4 billion at September 30, 2009 from $22.1 billion at December 31, 2008 as the assumption of debt from HSBC Finance relating to the credit card receivable purchases and additional issuances during the first nine months of 2009 were more than offset by maturities. The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2009 and 2008:

Nine Months Ended September 30,	2009	2008

	(in millions)

Long-term debt issued	$3,022	$3,463
Long-term debt retired	(9,396)	(9,493)

Net long-term debt retired	$(6,374)	$(6,030)

Issuances of long-term debt during the nine months ended September 30, 2009 included:

•	$1.7 billion of medium term notes, of which $293 million was issued by HSBC Bank USA,

•	$1.0 billion of senior notes which was issued to HSBC North America,

•	$250 million of two-year Senior Floating Rate Notes, and

•	$55 million of subordinated debt issued by a subsidiary of HSBC Bank USA.

None of the debt issued in 2009 was guaranteed by the FDIC.

As discussed above, as part of the purchase of the UP and GM Portfolio from HSBC Finance in January 2009, we assumed $6.1 billion of indebtedness accounted for as secured financings. At September 30, 2009, $2.5 billion was outstanding.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. We are currently authorized to issue up to $12.0 billion, of which $3.9 billion is available. HSBC Bank USA also has a $40.0 billion Global Bank Note Program of which $20.1 billion is available.

As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by residential mortgage loans and investment securities. At September 30, 2009 and December 31, 2008, long-term debt included $1.0 billion and $2.0 billion, respectively, under this facility. The facility also allows access to further borrowings of up to $2.6 billion based upon the amount pledged as collateral with the FHLB.

At September 30, 2009 and December 31, 2008 we had a $2.5 billion unused line of credit with HSBC Bank, plc, a U.K. based HSBC subsidiary to support issuances of commercial paper.

Preferred Equity In April 2009, the preferred stock issued to CT Financial Services Inc. in 1997 was redeemed. See Note 20, “Preferred Stock,” in the consolidated financial statements included in our 2008 Form 10-K for information regarding all outstanding preferred share issues.

Common Equity During the nine months ended September 30, 2009, HNAI made 3 capital contributions to us totaling $2.2 billion in exchange for 3 shares of our common stock. Subsequently, we contributed $2.7 billion to HSBC Bank USA in exchange for 3 shares of HSBC Bank USA’s common stock. These capital contributions were to support ongoing operations, including the credit card receivables purchased from HSBC Finance and to maintain capital at levels we believe are prudent in current market conditions.

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

	September 30,	December 31,
	2009	2008

Tier 1 capital to risk weighted assets	9.25%	7.60%
Tier 1 capital to average assets	7.65	5.96
Total equity to total assets	8.66	6.85

We maintain rolling 12 month capital forecasts on a consolidated basis, and for our banking subsidiary. Target capital ratios approved by the Board of Directors are set above levels established by regulators as “well capitalized”, and are partly based on a review of peer banks. Dividends are generally paid to our parent company, HNAI, when available capital exceeds target levels. To the extent that our forecasts indicate that capital will not exceed target levels, we will generally seek a capital infusion from our parent, in accordance with HSBC capital management policy. HUSI’s target capital ratios and capital forecasting are integrated into the capital management process of HSBC.

HSBC USA Inc. and HSBC Bank USA are required to meet minimum capital requirements by their principal regulators. Risk-based capital amounts and ratios are presented in Note 16, “Regulatory Capital,” in the accompanying consolidated financial statements.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009. we and our ultimate parent, HSBC, committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, we and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. In May 2009, we received further clarification from the Federal Reserve regarding HSBC Bank USA’s regulatory reporting requirements with respect to these capital commitments in that the additional capital requirements, (which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios), should be applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During the third quarter of 2009, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $165 million to a non-bank subsidiary of HSBC USA Inc. to reduce this capital requirement. Capital ratios and amounts reported above at September 30, 2009 reflect this revised regulatory reporting. At September 30, 2009, we have exceeded our committed ratios and would have done so without the benefit associated with these low-quality asset sales. In addition to the target capital ratios, we have established an Internal Capital Adequacy Assessment Process (“ICAAP”). Under ICAAP, capital adequacy is evaluated through the examination of regulatory capital ratios (measured under current and Basel II rules), economic capital and stress testing. The results of the ICAAP are forwarded to HSBC and, to the extent that this evaluation identifies potential capital needs, incorporated into the HSBC capital management process. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital ratios, and fund certain tax planning strategies.

We assumed $6.1 billion of securities backed by credit card receivables in the first quarter of 2009 as part of the credit card receivables purchase from HSBC Finance. For accounting purposes, these transactions were structured as secured financings. Therefore, the receivables and the related debt remain on our balance sheet. At September 30, 2009, private label, other credit card receivables and restricted available for sale investments totaling $4.0 billion secured $3.0 billion of outstanding public debt and conduit facilities. At December 31, 2008, private label receivables totaling $1.6 billion secured $1.2 billion of outstanding debt. At September 30, 2009, we had conduit credit facilities with commercial and investment banks under which our operations may issue securities backed with

HSBC USA Inc.

up to $3.3 billion of private label and credit card receivables. The facilities are renewable at the providers’ option. Our total conduit capacity increased by $2.2 billion during the nine months ended September 30, 2009. The increase is primarily the result of the GM and UP credit card receivable purchase and related secured financing conduit facilities completed in the first quarter of 2009. At September 30, 2009, private label and credit card receivables of $1.6 billion were used to collateralize $1.2 billion of funding transactions structured as secured financings under these funding programs. For the conduit credit facilities that have renewed in 2009, credit performance requirements have generally been more restrictive and pricing has increased to reflect the perceived quality of the underlying assets although in the second quarter, we began to witness an easing of such terms. Available for sale investments at September 30, 2009 included $730 million which were restricted for the sole purpose of paying down certain secured financings at the established payment date. There were no restricted available for sale investments at December 31, 2008.

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

In 2008 and continuing into early 2009, the market for new securities backed by receivables essentially disappeared as spreads rose to historic highs. However, many non-TALF eligible asset backed securitizations have been issued at favorable rates in the second and third quarters of 2009. Factors affecting our ability to structure collateralized funding transactions as secured financings going forward or to do so at cost-effective rates, include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market’s view of our desirability as an investment and the legal, regulatory, accounting and tax environments governing collateralized funding transactions.

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

HSBC USA Inc.

2009 Funding Strategy Our current range of estimates for funding needs and sources for 2009 are summarized in the following table.

	Actual	Estimated
	January 1,	October 1,
	through	through	Estimated
	September 30,	December 31,	Full Year
	2009	2009	2009

	(in billions)

Funding needs:
Net loan growth (attrition), excluding asset transfers	$(7)	$-	$(7)
Net asset transfers	9	-	9
Long-term debt maturities	7	3	10
Investment portfolio	4	-	4
Secured financings, including conduit facility maturities	4	-	4

Total funding needs	$17	$3	$20

Funding sources:
Cash from operations	$3	$-	$3
Core deposit growth	9	(1)	8
Other deposit growth (attrition)	(12)	-	(12)
Loan sales	4	-	4
Long-term debt issuance	3	-	3
Short-term funding/investments	5	4	9
Secured financings, including conduit facility renewals	1	-	1
Other, including capital infusions	4	-	4

Total funding sources	$17	$3	$20

The above table reflects a long-term funding strategy. Daily balances fluctuate as we accommodate customer needs, while ensuring that we have liquidity in place to support the balance sheet maturity funding profile. Should market conditions worsen, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. Our prospects for growth are dependent upon access to the global capital markets and our ability to attract and retain deposits. We remain confident in our ability to access the market for long-term debt funding needs in the current market environment. Deposits are expected to grow as we continue to expand our core domestic banking network. We continue to seek well-priced and stable customer deposits as customers move funds to larger, well-capitalized institutions due to a volatile market.

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

HSBC USA Inc.

Off-Balance Sheet Arrangements

As part of our normal operations, we enter into various off-balance sheet arrangements with affiliates and third parties. These arrangements arise principally in connection with our lending and client intermediation activities and involve primarily extensions of credit and guarantees.

As a financial services provider, we routinely extend credit through loan commitments and lines and letters of credit and provide financial guarantees, including derivative transactions that meet the definition of a guarantee. The contractual amounts of these financial instruments represent our maximum possible credit exposure in the event that a counterparty draws down the full commitment amount or we are required to fulfill our maximum obligation under a guarantee.

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

	Balance at September 30, 2009
	One	Over One	Over		Balance at
	Year	through	Five		December 31,
	or Less	Five Years	Years	Total	2008

	(in millions)

Standby letters of credit, net of participations(1)	$5,415	$1,869	$243	$7,527	$8,244
Commercial letters of credit	581	82	-	663	634
Credit derivatives considered guarantees(2)	53,583	281,103	71,542	406,228	493,583
Other commitments to extend credit:
Commercial	19,177	25,873	4,992	50,042	56,059
Consumer	7,277	-	-	7,277	9,306

Total	$86,033	$308,927	$76,777	$471,737	$567,826

(1)	Includes $722 million and $732 million issued for the benefit of HSBC affiliates at September 30, 2009 and December 31, 2008, respectively.

(2)	Includes $58.7 billion and $103.4 billion issued for the benefit of HSBC affiliates at September 30, 2009 and December 31, 2008, respectively.

HSBC USA Inc.

We provide liquidity support to a number of multi-seller and single seller asset backed commercial paper conduits (“ABCP conduits”). The tables below present information on our liquidity facilities with ABCP conduits at September 30, 2009. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates its expected loss exposure. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” for additional information on these ABCP conduits.

		Conduit		Conduit
	Maximum	Assets(1)	Weighted	Funding(1)	Weighted
	Exposure	Total	Average Life	Commercial	Average Life
Conduit Type	to Loss	Assets	(Months)	Paper	(Days)

		(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$7,362	$5,366	45	$5,890	19
Third-party sponsored:
Single-seller	395	6,983	45	320	35

Total	$7,757	$12,349		$6,210

(1)	For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

	Average
	Asset	Average Credit Quality(1)
Asset Class	Mix	AAA	AA+/AA	A	A−	BBB	BB/BB−

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	50%	42%	17%	21%	14%	6%	-%
Trade receivables	15	20	26	54	-	-	-
Credit card receivables	21	43	-	57	-	-	-
Other securities	11	-	-	-	-	-	100
Capital calls	1	-	-	100	-	-	-
Equipment loans	2	100	-	-	-	-	-
Auto dealer floor plan loans	-	-	-	100	-	-	-

Total	100%	36%	12%	31%	7%	3%	11%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	95%	5%	-%	-%	-%	-%
Loans and trade receivables:
Auto loans and leases	-	-	-	-	-	-	-

Total	100%	95%	5%	-%	-%	-%	-%

(1)	Credit quality is based on Standard and Poor’s ratings at September 30, 2009 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

HSBC USA Inc.

During the first nine months of 2009, U.S. asset backed commercial paper volumes declined as most bank conduit sponsors reduced exposure to certain industry sectors and generally tightened credit availability. Despite the volume reduction, there are signs that most major bank conduits sponsors are extending new financing but at a slower pace. Credit spreads in the multi-seller conduit market have trended lower since the beginning of the year following a pattern that is prevalent across the U.S. credit markets. In the ABCP market, the success of the TALF program has revived the term ABS market and has been the primary catalyst for the lowering of spreads in the ABCP market. The lower supply of ABCP has led to greater investor liquidity for the large bank sponsors that are attracting demand from money fund investors. The improved demand for higher quality ABCP program has led to an improved market sentiment and less volatility in issuance spreads.

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

Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders during the second quarter of 2008 and endorsed by the Canadian justice system during the third quarter of 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $374 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HBUS derivatives transactions with the previous conduit vehicles have been assigned to new Master Conduit Vehicles. Under the restructuring, collateral provided to us to mitigate the derivatives exposures is significantly higher than it was previously.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in the second quarter of 2008, we hold $281 million of long-term securities and provide a $94 million Credit Facility. As of September 30, 2009, approximately $4 million of the Credit Facility was drawn and the $281 million of securities were still held. As of December 31, 2008, approximately $77 million of the Credit Facility was drawn and $246 million of securities were held.

As of September 30, 2009 and December 31, 2008, other than the Margin Funding Facilities referenced above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements referenced. However, we hold $10 million of long-term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

In addition to the facilities provided to ABCP conduits, we also provide a $50 million liquidity facility (of which $38 million was outstanding at September 30, 2009) to a third-party sponsored multi-seller structured investment vehicle (“SIV”). This SIV and our involvement with it is more fully described in Note 17, “Special Purpose Entities,” of the accompanying consolidated financial statements. At September 30, 2009 and December 31, 2008, this facility was fully funded and is recorded in loans on our balance sheet. The funded amount related to this liquidity facility was considered in the determination of our allowance for loan losses and a specific reserve of $13 million was established during the third quarter of 2009 against this facility in accordance with our credit policies. As of October 1, 2009, the assets of the existing SIV were transferred to a newly formed SIV in order to foreclose upon the assets within the existing SIV. The transfer occurred as the creditors received their respective share in the new SIV transaction by exchanging the current exposure for notes in the new trust. The notes will accrue interest at a spread over LIBOR to be determined based upon the collections (contingent interest).

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

HSBC USA Inc.

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an increase of $104 million and $254 million in the fair value of financial liabilities for the three and nine month periods ended September 30, 2009, respectively, as compared with a decrease of $175 million and $437 million in the fair value of financial liabilities for the year-ago periods.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the nine months ended September 30, 2009 should not be considered indicative of the results for any future period.

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

For fair values determined by using internal valuation techniques, valuation models and inputs are developed by the business and are reviewed, validated and approved by the Quantitative Risk and Valuation Group (“QRVG”) or other independent valuation control teams within Finance. Any subsequent material changes are reviewed and approved by the Valuation Committee which is comprised of representatives from the business and various control groups. Where available, we also participate in pricing surveys administered by external pricing services to validate our valuation models and the model inputs. The fair values of the majority of financial assets and liabilities are determined using well developed valuation models based on observable market inputs. The fair value measurements of these assets and liabilities require less judgment. However, certain assets and liabilities are valued based on proprietary valuation models that use one or more significant unobservable inputs and judgment is required to determine the appropriate level of adjustments to the fair value to address, among other things, model and input uncertainty. Any material adjustments to the fair values are reported to management.

Fair Value Hierarchy

Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the “Fair Vale Framework”). The Fair Value Framework

HSBC USA Inc.

distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants’ assumptions. It emphasizes the use of valuation methodologies that maximize observable market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of our valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment and may change over time as market conditions evolve. We consider the following factors in developing the fair value hierarchy:

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

HSBC USA Inc.

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of September 30, 2009 and December 31, 2008, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage whole loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Level 3 Measurements

The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008

	(dollars are in millions)

Level 3 assets(1),(2)	$9,380	$12,081
Total assets measured at fair value(3)	123,110	192,222
Level 3 liabilities	3,325	2,845
Total liabilities measured at fair value(1)	87,959	158,710
Level 3 assets as a percent of total assets measured at fair value	7.6%	6.3%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.8%	1.8%

(1)	Presented without netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes $7.7 billion of recurring Level 3 assets and $1.7 billion of non-recurring Level 3 assets at September 30, 2009 and $10.7 billion of recurring Level 3 assets and $1.4 billion of non-recurring Level 3 assets at December 31, 2008.

(3)	Includes $121.3 billion of assets measured on a recurring basis and $1.8 billion of assets measured on a non-recurring basis at September 30, 2009 and $189.8 billion of non-recurring Level 3 assets and $2.5 billion of non-recurring Level 3 assets at December 31, 2008.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in 2007 and continuing into early 2009, the creditworthiness of the monoline insurers has deteriorated significantly. However, in the third quarter of 2009, the deterioration previously experienced began to reverse. As a result, we made a $104 million negative credit risk adjustment (as compared to a $957 million negative credit risk adjustment) to the fair value of our credit default swap contracts, which is reflected in trading revenue (loss) for the nine months ended September 30, 2009 and 2008, respectively. We have recorded a cumulative credit adjustment reserve of $638 million against our monoline exposure as of September 30, 2009.

Loans As of September 30, 2009 and December 31, 2008, we have classified $931 million and $1,278 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $28 million and $182 million for such mortgage loans during the three and nine months ended September 30, 2009 as compared

HSBC USA Inc.

to $87 million and $331 million in the year-ago periods. The changes in fair value are recorded as other revenues in the consolidated statement of income (loss).

Material Additions to and Transfers Into (Out of) Level 3 Measurements

During the nine months ended September 30, 2009, we transferred $613 million of mortgage and other asset-backed securities and $345 million of corporate bonds from Level 2 to Level 3 as the availability of observable inputs continued to decline. In addition, we transferred $13 million of credit derivatives from Level 2 to Level 3. See Note 19, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the nine months ended September 30, 2008 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

During the third quarter and first nine months of 2009, we transferred $65 million and $353 million, respectively of auto finance loans to held for sale. As of September 30, 2009 these auto finance loans held for sale are classified as non-recurring Level 3 financial assets, and are accounted for on a lower of cost or fair value basis.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities

The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of September 30, 2009:

Asset-backed securities backed by consumer finance collateral:

			Prime		Alt-A		Sub-prime
Credit quality of collateral:			Prior to	After	Prior to	After	Prior to	After
Year of issuance:		Total	2006	2006	2006	2006	2006	2006

		(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$214	$-	$-	$1	$211	$2	$-
	Auto loans	27	-	-	27	-	-	-
	Student loans	38	-	-	38	-	-	-
	Residential mortgages	1,019	4	35	671	7	302	-
	Commercial mortgages	950	-	-	84	866	-	-
	Not specified	24	-	-	24	-	-	-

	Total AAA	2,272	4	35	845	1,084	304	-
AA	Home equity loans	8	-	-	-	-	8	-
	Residential mortgages	50	-	-	50	-	-	-

	Total AA	58	-	-	50	-	8	-
A	Home equity loans	2	-	-	2	-	-	-
	Commercial mortgages	6	-	-	-	6	-	-
	Residential mortgages	99	16	-	7	71	-	5

	Total A	107	16	-	9	77	-	5
BBB	Home equity loans	161	-	-	5	155	1	-
	Residential mortgages	68	-	-	29	39	-	-
	Not specified	-	-	-	-	-	-	-

	Total BBB	229	-	-	34	194	1	-
BB	Residential mortgages	32	-	-	16	16	-	-
	Not specified	-	-	-	-	-	-	-

	Total BB	32	-	-	16	16	-	-
B	Auto loans	42	-	-	42	-	-	-
	Residential mortgages	36	-	-	18	18	-	-

	Total B	78	-	-	60	18	-	-
CCC	Home equity loans	14	-	-	-	14	-	-
	Residential mortgages	395	-	-	37	358	-	-

	Total CCC	409	-	-	37	372	-	-
CC	Residential mortgages	15	-	-	-	15	-	-
	Home equity loans	28	-	-	-	-	28	-

	Total CC	43	-	-	-	15	28	-
C	Residential mortgages	26	-	-	26	-	-	-

Unrated	Residential mortgages	7	-	-	4	-	-	3

		$3,261	$20	$35	$1,081	$1,776	$341	$8

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:			A or Higher	BBB	BB/B	CCC	Unrated

Rating of securities:	Collateral type:
AAA	Corporate loans	$359	$-	$-	$359	$-	$-
	Commercial mortgages	212	-	-	148	64	-
	Trust preferred	197	-	197	-	-	-
	Aircraft leasing	42	-	-	-	-	42
	Others	-	-	-	-	-	-

		810	$-	$197	$507	$64	$42

	Total asset-backed securities	$4,071

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $434 million or a decrease of the overall fair value measurement of approximately $355 million as of September 30, 2009. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

	September 30,	December 31,
	2009	2008

	(in millions)

Risk associated with derivative contracts:
Total credit risk exposure	$44,960	$102,342
Less: collateral held against exposure	5,127	8,228

Net credit risk exposure	$39,833	$94,114

Liquidity Risk Management There have been no material changes to our approach towards liquidity risk management during the first nine months of 2009. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K for a more complete discussion of our approach to liquidity risk.

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

Our liquidity management approach includes increasing deposits, potential sales (e.g. residential mortgage loans), and securitizations/conduits (e.g. credit cards) in liquidity contingency plans. Given our overall liquidity position, in the first nine months of 2009, we have managed down low margin commercial and institutional deposits in order to maximize profitability.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At September 30, 2009, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA-	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA	AA	AA

(1)	Dominion Bond Rating Service.

HSBC USA Inc.

In March 2009, Moody’s Investors Services (“Moody’s) downgraded the long-term debt ratings of both HUSI and HSBC Bank USA by one level to A1 and Aa3, respectively and reaffirmed the short-term ratings for each entity at Prime-1. Moody’s also changed their outlook for both entities from “stable” to “negative.” In April 2009, DBRS re-affirmed the long and short-term debt ratings of HUSI and HSBC Bank USA at AA and R-1, respectively, with a “negative” outlook. In August 2009, Standard and Poor’s re-affirmed the long-term and short-term debt ratings of both HUSI and HSBC Bank USA at AA-/A-1+ (HUSI) and AA/A-1+ (HSBC Bank USA).

Interest Rate Risk Management Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K under the caption “Risk Management.” There have been no material changes to our approach towards interest rate risk management during the first nine months of 2009.

Present Value of a Basis Point (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008

	(in millions)

Institutional PVBP movement limit	$6.5	$6.5
PVBP position at period end	0.9	4.3

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008

	(values as a percentage)

Institutional economic value of equity limit	+/−20	+/−20
Projected change in value (reflects projected rate movements on January 1, 2009):
Change resulting from an immediate 200 basis point increase in interest rates	(3)	(2)
Change resulting from an immediate 200 basis point decrease in interest rates	(5)	(18)

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

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%

	(dollars are in millions)

Projected change in net interest income (reflects projected rate movements on January 1, 2009):
Institutional base earnings movement limit		(10)		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	$(41)	(1)	$(56)	(1)
Change resulting from a gradual 100 basis point decrease in the yield curve	(49)	(1)	(3)	-
Change resulting from a gradual 200 basis point increase in the yield curve	(88)	(2)	(146)	(3)
Change resulting from a gradual 200 basis point decrease in the yield curve	(115)	(2)	(18)	-
Other significant scenarios monitored (reflects projected rate movements on January 1, 2009):
Change resulting from an immediate 100 basis point increase in the yield curve	(54)	(1)	(102)	(2)
Change resulting from an immediate 100 basis point decrease in the yield curve	(122)	(2)	(16)	-
Change resulting from an immediate 200 basis point increase in the yield curve	(155)	(3)	(322)	(6)
Change resulting from an immediate 200 basis point decrease in the yield curve	(242)	(5)	(101)	(2)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of September 30, 2009, we had an available-for-sale securities portfolio of approximately $29.6 billion with a net negative mark-to-market of $21 million included in tangible common equity of $11.1 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $214 million to a net loss of $235 million with the following results on the tangible capital ratios. As of December 31, 2008, we had an available-for-sale securities portfolio of approximately $25 billion with a net negative mark-to-market of $651 million included in tangible common equity of $9.3 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $137 million to a net loss of $788 million with the following results on the tangible capital ratios.

	September 30, 2009		December 31, 2008
	Actual	Proforma(1)	Actual	Proforma(1)

Tangible common equity to tangible assets	6.42%	6.36%	5.06%	4.96%
Tangible common equity to risk weighted assets	7.90	7.81	6.58	6.45

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

HSBC USA Inc.

Market Risk Management There have been no material changes to our approach towards market risk management during the first nine months of 2009. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K for a more complete discussion of our approach to market risk.

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

Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased with the intent of selling them, and within the mortgage banking subsidiary included within the PFS business segment. Portfolios include foreign exchange, interest rate swaps and credit derivatives, precious metals (i.e., gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge accounting requirements.

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The following table summarizes trading VAR for the nine months ended September 30, 2009:

	September 30,	Nine Months Ended September 30, 2009			December 31,
	2009	Minimum	Maximum	Average	2008

	(in millions)

Total trading	$42	$37	$120	$75	$52
Equities	-	-	2	1	1
Foreign exchange	4	1	10	3	2
Interest rate directional and credit spread	33	33	82	51	44

HSBC USA Inc.

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during calendar year 2008. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the nine months ended September 30, 2009 shows that the largest daily gain was $83 million and the largest daily loss was $48 million.

Ranges of Daily Treasury Trading Revenue Earned from Market Risk-Related	Below	$(10)	$0 to	$10 to	Over
Activities	$(10)	to $0	$10	$20	$20

	(in millions)

Three months ended September 30, 2009:
Number of trading days market risk-related revenue was within the stated range	11	27	21	4	1
Nine months ended September 30, 2009:
Number of trading days market risk-related revenue was within the stated range	34	62	55	25	9

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

The following table summarizes non-trading VAR for the three months ended September 30, 2009, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	September 30,	Three Months Ended September 30, 2009			December 31,
	2009	Minimum	Maximum	Average	2008

	(in millions)

Interest rate	$123	$76	$154	$121	$92

Trading Activities — HSBC Mortgage Corporation (USA) is a mortgage banking subsidiary of HSBC Bank USA. Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.

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

	September 30,	December 31,
	2009	2008

	(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1):
Value of hedged MSRs portfolio	$394	$333
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)	(16)
Calculated change in net market value	5	(6)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	(1)	-
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	(6)	(10)

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during calendar year 2009. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the nine months ended September 30, 2009.

	Below	$(2) to	$0 to	$2 to	Over
Ranges of Mortgage Economic Value from Market Risk-Related Activities	$(2)	$0	$2	$4	$4

	(in millions)

Number of trading weeks market risk-related revenue was within the stated range	14	5	2	7	11

Operational Risk There have been no material changes to our approach towards operational risk management during the first nine months of 2009.

Fiduciary Risk There have been no material changes to our approach towards fiduciary risk management during the first nine months of 2009.

Reputational Risk There have been no material changes to our approach towards reputational risk management during the first nine months of 2009.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarter to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three Months Ended September 30,
	2009			2008
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$18,825	$14	.28%	$6,168	$46	2.97%
Federal funds sold and securities purchased under resale agreements	4,519	7	.68	9,604	54	2.22
Trading assets	4,576	52	4.46	8,655	139	6.40
Securities	29,313	239	3.23	24,311	320	5.24
Loans:
Commercial	34,081	265	3.09	40,368	510	5.03
Consumer:
Residential mortgages	16,175	201	4.94	25,442	339	5.30
HELOCs and home equity mortgages	4,422	36	3.23	4,570	54	4.69
Private label card receivables	15,286	411	10.67	16,286	430	10.50
Credit cards	13,177	300	9.04	1,958	41	8.37
Auto finance	2,375	109	18.25	207	3	5.92
Other consumer	1,664	48	11.25	2,002	46	9.10

Total consumer	53,099	1,105	8.26	50,465	913	7.19

Total loans	87,180	1,370	6.24	90,833	1,423	6.23
Other	7,216	12	.63	9,334	54	2.29

Total earning assets	151,629	$1,694	4.43	148,905	$2,036	5.44%

Allowance for credit losses	(3,897)			(1,934)
Cash and due from banks	2,595			3,341
Other assets	22,197			25,992

Total assets	$172,524			$176,304

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$48,450	$121	.98%	$47,917	$265	2.20%
Other time deposits	18,768	92	1.94	22,912	185	3.22
Deposits in foreign offices:
Foreign banks deposits	10,763	3	.14	12,794	47	1.47
Other interest bearing deposits	14,568	8	.23	14,250	78	2.17

Total interest bearing deposits	92,549	224	.96	97,873	575	2.34

Short-term borrowings	9,233	16	.71	9,574	60	2.49
Long-term debt	23,313	188	3.18	24,020	225	3.71

Total interest bearing liabilities	125,095	428	1.36	131,467	860	2.60

Net interest income/Interest rate spread		$1,266	3.07%		$1,176	2.84%

Noninterest bearing deposits	19,063			14,899
Other liabilities	13,501			18,040
Total shareholders’ equity	14,865			11,898

Total liabilities and shareholders’ equity	$172,524			$176,304

Net interest margin on average earning assets			3.31%			3.14%
Net interest margin on average total assets			2.91%			2.66%

(1)	Rates are calculated on unrounded numbers.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended September 30, 2009 and 2008 included fees of $19 million and $9 million, respectively.

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Nine Months Ended September 30,
	2009			2008
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$14,037	$30	.28%	$5,771	$132	3.06%
Federal funds sold and securities purchased under resale agreements	7,857	38	.65	9,432	191	2.70
Trading assets	4,709	162	4.59	10,241	435	5.67
Securities	26,570	749	3.77	24,888	965	5.18
Loans:
Commercial	35,934	918	3.42	38,531	1,453	5.04
Consumer:
Residential mortgages	18,219	693	5.09	28,098	1,096	5.21
HELOCs and home equity mortgages	4,499	112	3.32	4,505	173	5.15
Private label card receivables	15,901	1,236	10.39	16,419	1,277	10.39
Credit cards	13,284	969	9.75	1,873	116	8.24
Auto finance	2,531	344	18.15	253	11	5.79
Other consumer	1,726	106	8.19	2,044	144	9.45

Total consumer	56,160	3,460	8.24	53,192	2,817	7.07

Total loans	92,094	4,378	6.36	91,723	4,270	6.22
Other	8,490	35	.54	9,327	198	2.84

Total earning assets	153,757	$5,392	4.69%	151,382	$6,191	5.46

Allowance for credit losses	(3,542)			(1,712)
Cash and due from banks	2,565			3,144
Other assets	24,279			28,790

Total assets	$177,059			$181,604

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$47,371	$443	1.25%	$45,835	$784	2.28%
Other time deposits	19,648	314	2.14	24,900	684	3.67
Deposits in foreign offices:
Foreign banks deposits	10,711	9	.12	13,794	210	2.03
Other interest bearing deposits	15,300	38	.33	13,868	278	2.68

Total interest bearing deposits	93,030	804	1.16	98,397	1,956	2.65

Short-term borrowings	9,728	51	.70	11,440	227	2.65
Long-term debt	24,548	634	3.45	25,674	766	3.98

Total interest bearing liabilities	127,306	1,489	1.56	135,511	2,949	2.91

Net interest income/Interest rate spread		$3,903	3.13%		$3,242	2.55%

Noninterest bearing deposits	20,065			14,415
Other liabilities	15,609			19,983
Total shareholders’ equity	14,079			11,695

Total liabilities and shareholders’ equity	$177,059			$181,604

Net interest margin on average earning assets			3.39%			2.86%
Net interest margin on average total assets			2.95%			2.39%

(1)	Rates are calculated on unrounded numbers.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the nine months ended September 30, 2009 and 2008 included fees of $64 million and $25 million, respectively.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibits included in this Report:

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HSBC USA Inc.

Index

Allowance for credit losses  20
Asset backed commercial paper conduits  50
Asset backed securities  8, 9, 66, 133
Assets:
       by business segment  44
       consolidated average balances  142
       fair value measurements  56
       nonperforming  118
       trading  8
Balance sheet:
       consolidated  4
       consolidated average balances  142
       review  81
Basis of reporting  7, 78
Business performance review (consolidated) 72
Capital:
       2009 funding strategy  125
       common equity movements  122
       consolidated statement of changes  5
       regulatory capital  47
       selected capital ratios  123
Cash flow (consolidated)  6
Cautionary statement regarding forward-looking
  statements  71
Collateral — pledged assets  55
Collateralized debt obligations  134
Commercial banking segment results (IFRSs)  44, 104
Commercial real estate  17, 111, 120
Consumer finance segment results (IFRSs)  44, 101
Controls and procedures  144
Credit quality  109
Credit risk:
       adjustment  68
       component of fair value option  33
       exposure  136
       management  135
       related contingent features  30
       related guarantees  52
Derivatives:
       cash flow hedges  26
       fair value hedges  24
       notional value  31
       trading and other  27
Equity:
       consolidated statement of changes  5
       ratios  47, 138
Equity securities available-for-sale  9
Estimates and assumptions  7
Executive overview  71
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  57
       assets and liabilities recorded at fair value on a
          non-recurring basis  63
       control over valuation process  129
       financial instruments  64
       hierarchy  129
       transfers into (out of) level three  59, 132
       valuation techniques  65
Fee income  90
Fiduciary risk  141
Financial assets:
       designated at fair value  31
       reclassification under IFRSs  106
Financial highlights metrics  75
Financial liabilities designated at fair value  31, 95
Forward looking statements  71
Gains less losses from securities  15, 93
Global Banking and Markets:
       balance sheet data (IFRSs)  44
       loans and securities re-classified (IFRSs)  106
       segment results (IFRSs)  44, 105
Goodwill  23
Guarantee arrangements and pledged assets  52
Impairment:
       available-for-sale securities  12
       credit losses  20, 73, 88, 110
       nonperforming loans  118
       impaired loans  119
Income (loss) from financial instruments designated at
  fair value (net)  33, 95
Income (loss) statement (consolidated)  3
Intangible assets  22
Interest income:
       net interest income  86
       sensitivity  138
Legal Proceedings  145
Leveraged finance transactions  31
Liabilities:
       consolidated average balances  142
       financial liabilities designated at fair
          value  31
       movement in  33
       trading  8, 84
Liquidity and capital resources  120
Litigation  145
Loans:
       by category  17, 82
       by charge-off (net)  116
       by delinquency  114
       criticized assets  120
       geographic concentration  120
       held for sale  21, 83
       impaired  119

HSBC USA Inc.

       nonperforming  118
       overall review  82
       purchases from HSBC Finance  39, 73
       risk concentration  19
       troubled debt restructuring  18
Market risk  139
Market turmoil:
       current environment  71
       exposures  73
       impact on liquidity risk  120
       special purpose entities  48
       structured investment vehicles  49
Monoline insurers  52, 73, 107
Mortgage lending products  17, 82
Net interest income  86
New accounting pronouncements  68
Off-balance sheet arrangements  126
Operating expenses  97
Operational risk  141
Other revenue  89
Other segment results (IFRSs)  44, 108
Pension and postretirement benefits  37
Personal financial services segment results
  (IFRSs)  44, 99
Pledged assets  55
Private banking segment results (IFRSs)  44, 107
Profit (loss) before tax:
       by segment  44, 99
       consolidated  3
Ratios:
       capital  47, 138
       charge-off (net)  116
       credit loss reserve related  112
       earnings to fixed charges Exhibit 12
       efficiency  74, 99
       financial  75
       loans to deposits  75
Reconciliation of U.S. GAAP results to IFRSs  78
Refreshed loan-to-value  82
Related party transactions  38
Regulatory capital  47
Results of operations  86
Reputational risk  141
Risks and uncertainties  7
Risk elements in the loan portfolio  19
Risk management:
       credit  135
       fiduciary  141
       liquidity and capital  120, 136
       market, (turmoil)  71, 120, 139
       operational  141
       overall  134
       reputational  141
Risk-weighted assets by principal subsidiary  47
Securities:
       fair value  9
       impairment  12
       maturity analysis  16
Segment results — IFRSs basis:
       personal financial services  44, 99
       consumer finance  44, 101
       commercial banking  44, 104
       global banking and markets  44, 105
       private banking  44, 107
       other  44, 108
Sensitivity — projected net interest income  138
Special purpose entities  48
Statement of changes in shareholders’ equity
     (consolidated)  5
Statement of changes in comprehensive income (loss)
     (consolidated)  5
Statement of loss (consolidated)  3
Stress testing  48
Table of contents  2
Tax expense  34
Trading:
       assets  8, 84
       derivatives  8, 84, 91
       liabilities  8, 84
       portfolios  84, 91
Trading revenue (net)  91
Troubled debt restructurings  18
Value at risk  139

HSBC USA Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC USA Inc.
(Registrant)

/s/  Gerard Mattia
Gerard Mattia
Senior Executive Vice President and
Chief Financial Officer

Date: November 10, 2009

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