Form 10-K
period 2009-12-31
HSBC USA INC /MD/
filed 2010-03-01
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7436

HSBC USA Inc.
(Exact name of registrant as specified in its charter)

Maryland	13-2764867
(State of incorporation)	(I.R.S. Employer Identification No.)
452 Fifth Avenue, New York	10018
(Address of principal executive offices)	(Zip Code)
(212) 525-5000 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Floating Rate Notes due August 13, 2010	New York Stock Exchange
Floating Rate Notes due June 17, 2011	New York Stock Exchange
3.125% Guaranteed Notes due December 16, 2011	New York Stock Exchange
Floating Rate Guaranteed Notes due December 19, 2011	New York Stock Exchange
Depositary Shares (each representing a one-fourth share of	New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series D)
$2.8575 Cumulative Preferred Stock	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares (each representing a one-fortieth share of	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series G)
Depositary Shares (each representing a one-fortieth share of
Floating Rate Non-Cumulative Preferred Stock, Series H)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of February 26, 2010, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HSBC USA Inc.

HSBC USA Inc.

PART I

Item 1. Business.

Organization History and Acquisition by HSBC

HSBC USA Inc. (“HSBC USA” and, together with its subsidiaries, “HUSI”), incorporated under the laws of the State of Maryland in 1973 as Republic New York Corporation, traces its origin to 1850 and The Marine Trust Company in Buffalo, New York, which later became Marine Midland Bank. In 1980, The Hongkong and Shanghai Banking Corporation Limited (now HSBC Holdings plc, hereinafter referred to as “HSBC”) acquired 51 percent of the common stock of Marine Midland Banks, Inc., the holding company for Marine Midland Bank, and the remaining 49% in 1987. In December 1999, HSBC acquired Republic New York Corporation through a merger with RNYC Merger Corporation, a wholly owned subsidiary of HSBC, with Republic New York Corporation surviving the merger and merged Marine Midland Banks, Inc., then known as HSBC USA Inc., with and into Republic New York Corporation. In January 2000, Republic New York Corporation changed its name to “HSBC USA Inc.”

HSBC North America Operations

HSBC North America Holdings Inc. (“HSBC North America”) was the holding company for HSBC’s operations in the United States and Canada at December 31, 2009. The principal subsidiaries of HSBC North America at December 31, 2009 were HSBC USA, HSBC Markets (USA) Inc., a holding company for certain global banking and markets subsidiaries, HSBC Finance Corporation (“HSBC Finance”), a holding company for consumer finance businesses, HSBC Bank Canada, a Federal bank chartered under the laws of Canada (“HBCA”), and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and centralized operational and support services including human resources, corporate affairs and other services shared among the subsidiaries of HSBC North America which beginning in 2010, will also include tax, finance, compliance and legal. In late January 2010, HBCA was sold to an affiliate and is no longer a subsidiary of HSBC North America. Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has been demonstrated by purchases and sales of receivables between HSBC Bank USA, National Association (“HSBC Bank USA”) and HSBC Finance and a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA, HSBC USA’s principal U.S. banking subsidiary, and other affiliates are investors in debt and preferred securities issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity and capital to both entities. HSBC Securities (USA) Inc., a Delaware corporation, a registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., leads or participates as underwriter of all HUSI domestic issuances of term corporate and, historically, HSBC Finance term corporate and asset-backed securities. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions payable to HSBC Securities (USA) Inc. benefit HSBC as a whole.

HSBC USA Inc. – General

HSBC Bank USA, HSBC USA’s principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in California, Connecticut, Delaware, Florida, Illinois, Maryland, Massachusetts, New Jersey, New York, Oregon, Pennsylvania, Texas, Virginia, Washington and the District of Columbia. In addition to its domestic offices, HSBC Bank USA maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America and Canada. In this Form 10-K, HSBC USA and its subsidiaries are referred to as “we”, “us” or “our”. Through HSBC Bank USA, we offer our customers a full range of commercial and consumer banking products and related financial services. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments.

HSBC USA Inc.

HSBC Bank USA also engages in mortgage banking, and is an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs, as well as for proprietary purposes. HSBC Bank USA’s main office is in McLean, Virginia, and its principal executive offices are located at 452 Fifth Avenue, New York, New York. Its domestic operations are located primarily in New York State.

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

The operations of HTCD had an immaterial impact on HSBC USA’s consolidated balance sheets and results of operations for the years ended December 31, 2009 and 2008.

In 2006, HSBC USA formed HSBC National Bank USA (“HBMD”), a national banking association established to support HSBC USA’s retail branch expansion strategy. HBMD was merged with and into HSBC Bank USA in December 2008, at which time HSBC Bank USA relocated its main office to McLean, Virginia. The operations of HBMD had an immaterial impact on HSBC USA’s consolidated balance sheet and results of operations for the years ended December 31, 2008 and 2007.

Income Before Income Tax Expense – Significant Trends Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

Year Ended December 31,	2009	2008	2007

	(in millions)

Income (Loss) before income tax from prior year	$(2,608)	$137	$1,566
Increase (decrease) in income before income tax expense attributable to:
Balance sheet management activities(1)	676	127	(70)
Trading related activities(2)	2,905	(2,387)	(606)
Credit card fees(3)	477	62	237
Loans held for sale(4)	263	(9)	(512)
Residential mortgage banking related revenue(5)	183	(85)	(22)
Gain (loss) on own debt designated at fair value and related derivatives(6)	(1,164)	670	-
Gain (loss) on instruments designated at fair value and related derivatives, excluding own debt(6)	625	(384)	-
Provision for credit losses(7)	(1,601)	(1,021)	(699)
Goodwill impairment loss(8)	-	(54)	-
All other activity(9)	18	336	243

	2,382	(2,745)	(1,429)

Income (Loss) before income tax for current year	$(226)	$(2,608)	$137

(1)	Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains on sales of investments, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment see the caption “Business Segments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Form 10-K.

(2)	For additional discussion regarding trading revenue (loss), see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(3)	For additional discussion regarding credit card fees, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(4)	For additional discussion regarding loans, see the caption “Balance Sheet Review” in the MD&A section of this Form 10-K.

HSBC USA Inc.

(5)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(6)	For additional discussion regarding fair value option and fair value measurement, see Note 17 “Fair Value Option,” in the accompanying consolidated financial statements.

(7)	For additional discussion regarding provision for credit losses, see the caption “Results of Operation” in the MD&A section of this Form 10-K.

(8)	For additional discussion regarding goodwill impairment, see Note 12, “Goodwill,” in the accompanying consolidated financial statements.

(9)	Represents other core banking activities.

Funding

We fund our operations using a combination of consumer and commercial deposits, issuing short-term and long-term debt, borrowing under secured financing facilities, issuing preferred equity, selling liquid assets and, as necessary, receiving capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”). Our continued success is primarily dependent upon our ability to attract and retain deposits. Emphasis is placed on maintaining stability in core deposit balances. Numerous factors, both internal and external, may impact our access to, and the costs associated with, both retail and wholesale sources of funding. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of the credit risks inherent in our business and customer base.

In 2009, our primary sources of funds were deposits, issuances of commercial paper and term debt, certain secured financings and receipt of capital contributions from our parent, HNAI. As a result of the systemic reduction in available liquidity in the market, we took steps to reduce our reliance on debt capital markets and increase deposits. While we raised $3.6 billion of new term funding at various points during 2009, after adjusting for paydowns associated with the $6.1 billion of debt acquired in connection with the credit card purchases from our affiliate in 2009, we retired long-term debt of $9.5 billion in 2009. In the latter part of 2008, we grew deposits in anticipation of asset purchases from our affiliates, and December 31, 2008 balances also benefited from customers moving funds to larger, well-capitalized institutions. As a result, both core and overall deposit balances increased in 2008, in both absolute terms and in proportion to total liabilities. In 2009, we managed our overall balance sheet downward and, as a result, deposits decreased slightly to $118.3 billion at December 31, 2009 from $119.0 billion at December 31, 2008. In 2009, we received capital contributions from HNAI totaling $2.2 billion which we used to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions, including $1.1 billion to provide capital support for the receivables purchased from HSBC Finance in January 2009.

A detailed description of our sources and availability of funding are set forth in the “Liquidity and Capital Resources” and “Off Balance Sheet Arrangements” sections of the MD&A.

We use the cash generated by these financing activities to service our debt obligations, to originate and purchase new loans, to purchase investment securities and to pay dividends to our preferred shareholders and, as available and appropriate, to our parent.

Our long-term debt, preferred stock and commercial paper have been assigned investment grade ratings by all nationally recognized statistical rating organizations. For a detailed listing of the ratings that have been assigned to HSBC USA at December 31, 2009, see the “Liquidity and Capital Resources” section of the MD&A.

Employees and Customers

At December 31, 2009, we had approximately 12,000 employees. Effective as of January 1, 2010, we had approximately 11,000 employees as a result of the transfer of certain staff function employees to HTSU which provides shared, allocated support services to all HSBC North America subsidiaries, including HUSI.

At December 31, 2009, we had over 4 million customers, some of which are customers of more than one of our businesses. Customers in the state of New York accounted for 31 percent of our outstanding loans.

HSBC USA Inc.

Operations

We have five reportable segments: Personal Financial Services (“PFS”), Consumer Finance (“CF”), Commercial Banking (“CMB”), Global Banking and Markets and Private Banking (“PB”). Our segments are managed separately and are based upon customer groupings as well as products and services offered. Adjustments made at the corporate level for fair value option accounting related to certain debt issued and, in prior years, an equity investment in HSBC Private Bank (Suisse) S.A. are included under the “Other” caption within our segment disclosure.

Corporate goals and individual goals of executives are currently calculated in accordance with International Financial Reporting Standards (“IFRSs”) under which HSBC prepares its consolidated financial statements. As a result, operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are made almost exclusively on an IFRS basis (a non-U.S. GAAP financial measure). Accordingly, in accordance with applicable accounting standards, our segment reporting is on an IFRS basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our businesses and operating segments and a summary of the significant differences between U.S. GAAP and IFRSs as they impact our results, see Note 24, “Business Segments,” in the accompanying consolidated financial statements.

Personal Financial Services Segment Through its 479 branches, on-line and phone services, PFS provides a broad range of financial products and services directed towards the expansion of our core retail banking business, including revolving term loans, MasterCard1 and Visa2 credit card loans, deposits, branch services and financial planning products and services such as mutual funds, investments and insurance. Our lead proposition is HSBC Premier, a premium relationship banking service designed for the internationally minded mass affluent consumer. Premier enables customers to access all their local and international accounts from a single on-line view and provides free international funds transfers between these accounts. The Premier service is delivered by a personal Premier relationship manager, supported by a 24-hour priority telephone and internet service. Through our on-line banking business, we offer higher-yield savings, payment accounts and CDs. PFS also provides residential mortgage lending through our branch network. In 2008, we decided to discontinue residential mortgage loan originations through wholesale origination channels. Servicing is performed on a contractual basis for residential mortgage loans owned by HSBC Bank USA and by third parties.

Consumer Finance Segment The CF segment includes point of sale and other lending activities primarily to meet the financial needs of individuals. Specifically, operating activity within the CF segment relates to nonconforming residential mortgage loans, other consumer loans and private label credit card receivables purchased from HSBC Finance. As described herein, in January 2009 we purchased portfolios of credit card receivables originated under HSBC Finance’s General Motors MasterCard program and Union Plus MasterCard and Visa credit card program, as well as certain auto finance receivables, from HSBC Finance. We will also purchase additional receivable originations generated under existing and future General Motors and Union Plus accounts. The CF segment also includes activities within these portfolios.

Commercial Banking Segment In support of HSBC’s strategy to be the leader in international banking in target markets, CMB serves the growing number of U.S. companies that are increasingly in need of international banking and financial products and services. CMB offers comprehensive domestic and international services and banking, insurance and investment products to companies, government entities and non-profit organizations, with a particular emphasis on geographical collaboration to meet the banking needs of its international business customers. CMB provide loan and deposit products, payments and cash management services, merchant services, trade and supply chain, corporate finance, global markets and risk advisory to small businesses and middle-market corporations, including specialized products such as real estate financing. CMB also offers various credit and trade

 1 MasterCard is a registered trademark of MasterCard International Incorporated (d/b/a MasterCard Worldwide).
 2 Visa is a registered trademark of Visa USA, Inc.

HSBC USA Inc.

related products such as standby facilities, performance guarantees and acceptances. These products and services are offered through multiple delivery systems, including our branch banking network.

Global Banking and Markets Segment Global Banking and Markets is an emerging markets-led and financing-focused business that provides tailored financial solutions to major government, corporate and institutional clients worldwide. Managed as a global business, Global Banking and Markets clients are served by teams that bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. To ensure that a comprehensive understanding of each client’s financial requirements is developed, the Global Banking and Markets teams take a long-term relationship management approach.

Within client-focused business lines, Global Banking and Markets offers a full range of capabilities:

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

Private Banking Segment PB provides private banking and trustee services to high net worth individuals and families with local and international needs. Accessing the most suitable products from the marketplace, PB works with its clients to offer both traditional and innovative ways to manage and preserve wealth while optimizing returns. PB offers a wide range of wealth management and specialist advisory services, including banking, liquidity management, investment services, custody services, tailored lending, wealth planning, trust and fiduciary services, insurance, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services, capabilities, resources and expertise available throughout HSBC, such as credit cards, investment banking and commercial real estate and middle market lending, to deliver services and solutions for all aspects of their wealth management needs.

Regulation and Competition

Regulation The statutory and regulatory framework governing our operations and that of our significant subsidiaries is described below. Congress has established this framework, applicable to bank holding companies, for the purpose of protecting depositors, the federal deposit insurance fund, consumers and the banking system as a whole. Applicable statutes, regulations or resulting policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions or pay dividends on our capital stock. Banking rules and supervisors may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of federally-insured depository institutions.

The U.S. Federal government and banking regulators continued their efforts to stabilize the U.S. economy in 2009. On June 17, 2009, the Administration unveiled its proposal for a sweeping overhaul of the financial regulatory system. The Financial Regulatory Reform proposals are comprehensive and include the creation of an inter-agency Financial Services Oversight Council to, among other things, identify emerging risks and advise the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) regarding institutions whose failure could pose a threat to financial stability; expand the Federal Reserve Board’s powers to regulate these systemically-important institutions and impose more stringent capital and risk management requirements; create a Consumer Financial Protection Agency (the “CFPA”) as a single primary Federal consumer protection supervisor, which will regulate credit, savings, payment and other consumer financial products and services and providers of those products and services; and impose comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default swaps, and prudent supervision of OTC derivatives dealers. In December 2009, the U.S. House of Representatives passed The Wall Street Reform and Consumer Protection Act, which addresses many

HSBC USA Inc.

of the Administration’s proposed reforms. Similar legislation is under consideration by the U.S. Senate Committee on Banking, Housing, and Urban Affairs. On January 14, 2010, the Administration announced its intention to propose a Financial Crisis Responsibility Fee to be assessed against financial institutions with more than $50 billion in consolidated assets for at least 10 years. On January 21, 2010, the Administration announced a proposal that would prohibit banks and financials institutions that own banks from owning, investing in or sponsoring a hedge fund or private equity fund and engaging in proprietary trading operations for their own account. The proposal would also place broader limits on growth in market share of liabilities at the largest financial institutions, which would supplement existing limits on market share of deposits. It is likely that some portion of the financial regulatory reform proposals will be adopted and enacted. The reforms may have a significant impact on the operations of financial institutions in the U.S., including us and our affiliates. However, it is not possible to assess the impact of financial regulatory reform until final legislation has been enacted and related regulations have been adopted.

Bank Holding Company Supervision As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and to inspection, examination and supervision by its primary regulator, the Federal Reserve Board. We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (the “SEC”).

We have registered as a financial holding company pursuant to the BHC Act and, accordingly, may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the Federal Reserve determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk.

Because we are a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks, or savings associations, except that we could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHC Act. In addition, should the Federal Reserve determine that any of our subsidiary banks are not well capitalized or well managed, we would be required to enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements (which may contain additional limitations or conditions). Until corrected, we would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHC Act without prior Federal Reserve Board approval. If we fail to correct any such condition within a prescribed period, the Federal Reserve Board could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act. As of December 31, 2009, no known deficiencies exist, and we are not subject to limitations or penalties relative to its status as a financial holding company.

We are generally prohibited under the BHC Act from acquiring, directly or indirectly, ownership or control of more than 5 percent of any class of voting shares of, or substantially all the assets of, or exercising control over, any U.S. bank, bank holding company or many other types of depository institutions and/or their holding companies without the prior approval of the Federal Reserve and potentially other U.S. banking regulatory agencies.

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and the regulations issued thereunder contain a number of other provisions that affect our operations and those of our subsidiary banks. One such provision contained detailed requirements relating to the financial privacy of consumers. In addition, the so-called ‘push-out’ provisions of the GLB Act removed the blanket exemption from registration for securities activities conducted in banks (including HSBC Bank USA) under the Exchange Act of 1934, as amended. New rules have been published to implement these changes and, when effective, will allow banks to continue to avoid registration as a broker or dealer only if

HSBC USA Inc.

they conduct securities activities that fall within a set of defined exceptions. A narrowed ‘dealer’ definition took effect in September 2003, and a narrowed ‘broker’ definition takes effect for each bank on the first day of its fiscal year following September 30, 2008. Pursuant to the new regulations, certain securities activities currently conducted by HSBC Bank USA were restructured or transferred to one or more U.S.-registered broker-dealer affiliates effective January 1, 2009.

Our consumer lending businesses operate in a highly regulated environment. These businesses are subject to laws relating to consumer protection including, without limitation, fair lending, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory agencies continue efforts to address perceived problems within the mortage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing certain lending practices.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law with likely significant impact on the credit card industry. The CARD Act, which through Federal Reserve Board rulemaking becomes effective in three stages (i.e., August 2009, February 2010 and August 2010), primarily amends the Truth in Lending Act by adding a number of new substantive and disclosure requirements building upon the Regulation AA and Regulation Z requirements adopted by the Federal Reserve Board in January 2009 (the “January 2009 rules”). The February 2010 rulemaking implemented the majority of the CARD Act provisions which, among other things, restrict application of interest rate increases on new and existing balances, prescribe the manner in which payments in excess of the minimum payment may be allocated to amounts due and when penalty rates may be charged on past due balances, and require customers to opt-in to over limit fee assessments. Because many of the requirements of the January 2009 Regulation AA and Regulation Z rules are included in the February 2010 CARD Act rule, the Federal Reserve Board has issued notices withdrawing the January 2009 rules. The Federal Reserve is expected in the near term to promulgate rules that will interpret and implement the provisions of the CARD Act which take effect in August 2010. The August 2010 CARD Act rules will address the reasonableness and proportionality of penalty fees and charges and require that accounts subjected to prior interest rate increases be periodically re-evaluated for interest rate decreases. The CARD Act also requires other government agencies to conduct studies on interchange, debt cancellation agreements and credit insurance products and present reports to Congress on these topics. We are compliant with the provisions of the CARD Act that took effect in August 2009 and February 2010 and continue to make changes to processes and systems in order to comply with the remaining provisions of the CARD Act by the applicable August 2010 effective date. The CARD Act has required us to make changes to our business practices, and will likely require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes in response to the new legislation have either been implemented or are under analysis. We currently believe the implementation of these new rules will not have a material adverse impact to us as any impact would be limited to only a portion of the existing affected loan portfolio as the purchase price on future sales volume paid to HSBC Finance would be adjusted to fully reflect the new requirements.

Due to the turmoil in the mortgage lending markets, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. Several regulators, legislators and other government bodies have promoted particular views of appropriate or “model” loan modification programs, suitable loan products and foreclosure and loss mitigation practices. We have developed a modification program that employs procedures that we believe are most responsive to our customers needs and continue to enhance and refine these practices as other programs are announced, and we evaluate the results of our customer assistance efforts.

Supervision of Bank Subsidiaries Our subsidiary national banks, HSBC Bank USA and HTCD, are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”), secondarily by the FDIC, and by the Federal Reserve. HSBC Bank USA and HTCD are subject to banking laws and regulations that place various restrictions on and requirements regarding their operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, payment of dividends and numerous other matters.

HSBC USA Inc.

Federal law limits the extent to which HSBC Bank USA and HTCD may pay dividends to HSBC USA. The amount these banks may pay, without specific OCC approval, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” In addition, the OCC, the Federal Reserve Board, and the FDIC have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including HSBC USA and HSBC Bank USA, if they would consider payment of such dividend to constitute an unsafe or unsound practice in light of the financial condition of the banking organization. HSBC Bank USA is also required to maintain reserves in the form of vault cash and deposits with the Federal Reserve Bank.

The Federal Reserve Act limits the extent to which HSBC Bank USA and HTCD may transfer funds or other items of value to HSBC USA or other affiliates in so-called “covered transactions.” Covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, or unless a specific waiver is granted by the Federal Reserve Board, covered transactions by a bank with a single affiliate are limited to 10 percent of the bank’s capital and surplus and all covered transactions with affiliates in the aggregate, are limited to 20 percent of the bank’s capital and surplus. Loans and extensions of credit to affiliates by a bank generally are required to be secured in specified amounts with specific types of collateral. All of a bank’s transactions with its non-bank affiliates are also generally required to be on arm’s length terms.

Federal Reserve Board policy states that a bank holding company such as HSBC USA, is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank.

Regulatory Capital Requirements As a bank holding company, we are subject to regulatory capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to those imposed by the OCC and the FDIC on banks such as HSBC Bank USA and HTCD. A bank or bank holding company’s failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. Under current capital guidelines, a bank or a holding company’s assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. A bank or holding company’s capital, in turn, is classified into one of three tiers. Tier 1 capital includes common equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock at the holding company level, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other deductions. Tier 2 capital includes, among other things, perpetual preferred stock not qualified as Tier 1 capital, subordinated debt, and allowances for loan and lease losses, subject to certain limitations. Tier 3 capital includes qualifying unsecured subordinated debt. At least one-half of a bank’s total capital must qualify as Tier 1 capital. To be categorized as “well capitalized,” a banking institution must have the minimum ratios reflected in the table included in Note 25, “Retained Earnings and Regulatory Capital Requirements” of the consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. The Federal Reserve Board may also set higher capital requirements for holding companies whose circumstances warrant it. As part of the regulatory approvals with respect to the credit card and auto receivable portfolio purchases completed in January 2009 and described in the “2009 Events” section of the MD&A, HSBC USA and its ultimate parent, HSBC, committed that HSBC Bank USA will maintain specified Tier 1 risk-based capital, total capital and Tier 1 leverage ratios for one year following the date of transfer, and that HSBC Bank USA will hold sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. See Note 25, “Retained Earnings and Regulatory Capital Requirements” in the consolidated financial statements for further discussion.

In December 2007, U.S. regulators published a final rule regarding Risk-Based Capital Standards: Advanced Capital Adequacy Framework – Basel II. This final rule represents the U.S. adoption of the Basel II International

HSBC USA Inc.

Capital Accord (“Basel II”). The final rule became effective April 1, 2008, and requires large bank holding companies, including HSBC North America, to adopt its provisions subject to regulatory approval no later than April 1, 2011. HSBC North America has established comprehensive Basel II implementation project teams comprised of finance and risk management specialists representing all risk disciplines. We anticipate that the implementation of Basel II may impact our product offerings, funding of products and regulatory capital. However, any impact will be based on our prevailing risk profile. Basel II also requires that HSBC North America precede its adoption of the Basel II provisions by initiating a parallel run period for at least four quarters which was initiated in January 2010 by HSBC North America. As a result, we will support the parallel run period by supplying data relating to risk to HSBC North America.

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

Our capital resources are summarized under “Liquidity and Capital Resources” in MD&A. Capital amounts and ratios for HSBC USA and HSBC Bank USA are summarized in Note 25, “Retained Earnings and Regulatory Capital Requirements” of the consolidated financial statements. From time to time, bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets.

FDIC Programs HSBC Bank USA and HTCD are subject to risk-based assessments from the FDIC, which insures deposits generally to a maximum of $100,000 per depositor for domestic deposits. In October 2008, the FDIC raised the maximum amount of insured deposits to $250,000 per depositor and, on May 20, 2009, extended the increased limit until December 31, 2013. On January 1, 2014, the limit will return to $100,000 for all deposit accounts, except for certain retirement accounts which remain insured up to $250,000 per depositor. Depository institutions subject to assessment are categorized based on supervisory ratings, financial ratios and, in the case of larger institutions, long-term debt issuer ratings, with those in the highest rated categories paying lower assessments. While the assessments are generally payable quarterly, the FDIC also has the authority to impose special assessments to prevent the deposit insurance fund from declining to an unacceptable level. Pursuant to this authority, the FDIC imposed a 5 basis point special assessment on June 30, 2009. In September 2009, the FDIC increased annual assessment rates by three basis points beginning in 2011. In November 2009, the FDIC amended its regulations to require depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on or before December 30, 2009.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”), a Federal agency established to collect funds from FDIC-insured institutions, to pay interest on FICO bonds. The FICO assessment rate is adjusted quarterly. HSBC Bank USA and HTCD are subject to a quarterly FICO premium.

On October 14, 2008, the FDIC announced the TLGP, under which the FDIC guaranteed (i) newly-issued senior unsecured debt issued by eligible, participating institutions, and (ii) certain non-interest bearing transaction accounts. The Debt Guarantee Program applies to senior unsecured debt issued by eligible entities on or after October 14, 2008 and on or before October 31, 2009. The FDIC guarantee continues on qualifying debt until the earlier of maturity or June 30, 2012. Eligible entities that participated in the debt guarantee component of the TLGP are assessed fees ranging from 50 to 100 basis points on the amount of FDIC-guaranteed debt issued on or after October 14, 2008 (excluding unsecured borrowings with maturities of 30 days or less issued after December 5, 2008), depending on the maturity of the FDIC-guaranteed debt. This fee is increased by 10 basis points for certain holding companies and participating affiliates of insured depository institutions that are not themselves insured depository institutions. We were not subject to the increased fee. In December 2008, we issued an aggregate of

HSBC USA Inc.

$2.7 billion of guaranteed senior notes pursuant to the Debt Guarantee Program, all of which will mature in December 2011.

The Transaction Account Guarantee Program covers 100 percent of a bank’s non-interest bearing transaction deposit accounts and, on August 26, 2009, the FDIC announced that the Transaction Account Guarantee Program would be extended to June 30, 2010. In connection with the extension, the fee payable to the FDIC under the Transaction Account Guarantee Program will be increased from 10 basis points on any deposit amounts exceeding the $250,000 deposit insurance limit to 15, 20 or 25 basis points depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. In November 2009, HSBC Bank USA and its affiliated banks advised the FDIC of their election to opt out of the six-month extension of the Transaction Account Guarantee Program and, accordingly, our participation ended as of December 31, 2009.

Bank Secrecy Act/Anti-Money Laundering The USA Patriot Act (the “Patriot Act”), effective October 26, 2001, imposed significant record keeping and customer identity requirements, expanded the government’s powers to freeze or confiscate assets and increased the available penalties that may be assessed against financial institutions for violation of the requirements of the Patriot Act intended to detect and deter money laundering. The Patriot Act required the U.S. Treasury Secretary to develop and adopt final regulations with regard to the anti-money laundering compliance obligations of financial institutions (a term which includes insured U.S. depository institutions, U.S. branches and agencies of foreign banks, U.S. broker-dealers and numerous other entities). The U.S. Treasury Secretary delegated certain authority to a bureau of the U.S. Treasury Department known as the Financial Crimes Enforcement Network (“FinCEN”).

Many of the anti-money laundering compliance requirements of the Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to HSBC Bank USA under the Bank Secrecy Act and applicable Federal Reserve Board regulations before the Patriot Act was adopted. These include requirements to adopt and implement an anti-money laundering program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the Patriot Act involve compliance obligations. The Patriot Act has improved communication between law enforcement agencies and financial institutions. The Patriot Act and other recent events have also resulted in heightened scrutiny of the Bank Secrecy Act and anti-money laundering compliance programs by bank regulators.

Competition Following the enactment of the GLB Act, HSBC USA elected to be treated as a financial holding company. The GLB Act also eliminated many of the regulatory restrictions on providing financial services. The GLB Act allows for financial institutions and other providers of financial products to enter into combinations that permit a single organization to offer a complete line of financial products and services. Therefore, we face intense competition in all of the markets we serve, competing with both other financial institutions and non-banking institutions such as insurance companies, major retailers, brokerage firms and investment companies. The financial services industry has experienced consolidation in recent years as financial institutions involved in a broad range of products and services have merged, been acquired or dispersed. This trend is expected to continue and has resulted in, among other things, greater concentrations of deposits and other resources. It is likely that competition will become more intense as our businesses compete with other financial institutions that have or may acquire access to greater liquidity or that may have a stronger presence in certain geographies.

Corporate Governance and Controls

We maintain a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit and Fiduciary Committees of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and

HSBC USA Inc.

individuals who are our customers. You can find our Statement of Business Principles and Code of Ethics on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Form 10-K. You can request printed copies of this information at no charge. Requests should be made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Certifications In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the “NYSE”) certifying that such officer is not aware of any violation by HSBC USA of the applicable NYSE corporate governance listing standards in effect as of March 2, 2009.

Cautionary Statement on Forward-Looking Statements

Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC USA that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

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

The unprecedented current market and economic conditions may continue to affect our business, results of operations and financial condition. Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States, we are particularly exposed to the continued turmoil in the economy, housing downturns, high unemployment, tighter credit conditions and reduced economic growth that have occurred over the past two years and appear likely to continue in 2010. General business, economic and market conditions that could continue to affect us include:

•	short-term and long-term interest rates;

•	a continuing recessionary economy;

•	unemployment levels;

•	inflation;

•	monetary supply;

•	availability of liquidity;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

HSBC USA Inc.

•	market value of residential and commercial real estate throughout the United States;

•	tighter consumer credit conditions;

•	higher bankruptcy filings; and

•	new laws, regulations or regulatory initiatives.

During 2009, economic conditions in the U.S. continued to be challenged by continued declines in the housing market, rising unemployment, tight credit conditions and reduced economic growth. The problems in the housing markets in the United States in the last three years have been exacerbated by the significantly higher unemployment rates. Unemployment rates have been rising in most markets. If unemployment rates continue to increase, additional losses are likely to be significant in all types of our consumer loans, including credit cards. Additionally, with a continued loss in consumer confidence and high unemployment rates, we expect consumer loan originations, including credit card and private label credit card originations, to continue to decrease.

The dramatic decline in property values experienced throughout much of the United States continued through 2009, although housing prices experienced some stabilization in the second half of 2009. While we believe that the slowdown in the housing markets has started to stabilize, there is continuing concern that foreclosures may increase in 2010, which could result in further deterioration of property values and can be expected to result in increased delinquency and losses in our real estate portfolio. In addition, certain changes to the conditions described above could diminish demand for our products and services, or increase the cost to provide such products or services.

The overall deterioration in the economy in 2009 and the continued weak outlook for certain segments of the economy, such as commercial real estate and certain industrial sectors, have led to customer credit downgrades and higher levels of criticized loans across all commercial business lines. There is considerable uncertainty regarding the future recovery rate of the economy in general, particularly in these sectors, the pace of which will impact future trends in criticized asset levels. While we continue to actively manage our commercial portfolios, considerable uncertainty remains regarding the timing and pace of economic recovery in these segments and the associated impact on the commercial portfolios.

In a poor economic environment, such as is currently being experienced in the United States, more of our customers and counterparties are likely to, and have in fact, become delinquent or have defaulted on their loans or other obligations. This has resulted in higher levels of provisions for credit losses in our consumer portfolios as well as our commercial portfolio, which adversely affected our earnings. In the event economic conditions continue to be depressed and unemployment rates increase or do not decline, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios.

The transition to Basel II in 2011 will continue to put significant pressure on earnings and capital. Subject to regulatory approval, HSBC North America will be required to adopt Basel II provisions no later than April 1, 2011. While HSBC USA will not report Basel II regulatory capital ratios on a standalone basis, HSBC Bank USA will report under the new rules. Whether any increase in capital will be required prior to the Basel II adoption date will depend on our prevailing risk profile. If current market conditions deteriorate further, the capital requirements of Basel II could grow prior to implementation in 2011, increasing HSBC Bank USA’s capital requirements. The new rules could drive changes in our funding mix, reducing our return on capital and resulting in lower net income and/or continued shrinking of the balance sheet. HSBC has demonstrated its support of HUSI through significant capital contributions. Our parent contributed $4 million, $3.6 billion and $2.2 billion in 2007, 2008 and 2009, respectively. Capital infusions from HSBC were crucial to our operations in 2008 and the first half of 2009, and could be crucial to our operations in the future if economic conditions worsen. HSBC has provided capital support in the past and has indicated its commitment and capacity to fund the needs of the business in the future. In the absence of HSBC support, our credit ratings would be downgraded and our cost of funding our operations would rise substantially, negatively impacting net interest income and net income or loss.

Newly-implemented Federal and state laws and regulations may significantly impact our operations. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our

HSBC USA Inc.

performance. For example, anti-money laundering requirements under the Patriot Act are frequently revisited by the U.S. Congress and Executive Agencies and continue to be a key regulator focus. There has also been an increased focus on compliance with economic sanctions following the publication in September 2008 of Economic Enforcement Guidelines by the Office of Foreign Assets Control which were promulgated as a final rule in November 2009. Ensuring compliance with increasing regulatory requirements and initiatives could affect operational costs and negatively impact our overall results.

Similarly, attempts by local, state and national regulatory agencies to address perceived problems with the mortgage lending and credit card industries more recently to address problems in the financial services industry generally through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, could affect us in substantial and unpredictable ways, including limiting the types of consumer loan products we can offer, how those loan products may be originated, and the fees and charges that may be applied to accounts, which, ultimately, could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for residential real estate loans. Although we believe our loan modification programs are most appropriate and responsive to our customers’ needs, we cannot anticipate the response by national agencies and certain legislators or if changes to our operations and practices will be required as a result.

Specifically and of utmost relevance to our ongoing credit card operations and business, the Credit Card Accountability Responsibility and Disclosure Act of 2009 was signed into law with likely significant impact on the credit card industry. The CARD Act, which through Federal Reserve Board rulemaking becomes effective in three stages (i.e., August 2009, February 2010 and August 2010), primarily amends the Truth in Lending Act by adding a number of new substantive and disclosure requirements building upon the Regulation AA and Regulation Z requirements adopted by the Federal Reserve Board in January 2009 (the “January 2009 rules”). The February 2010 rulemaking implemented the majority of the CARD Act provisions which, among other things, restrict application of interest rate increases on new and existing balances prescribe the manner in which payments in excess of the minimum payment may be allocated to amounts due and when penalty rates may be charged on past due balances, and require customers to opt-in to over limit fee assessments. Because many of the requirements of the January 2009 Regulation AA and Regulation Z rules are included in the February 2010 CARD Act rule, the Federal Reserve Board has issued notices withdrawing the January 2009 rules. The Federal Reserve is expected in the near term to promulgate rules that will interpret and implement the provisions of the CARD Act which take effect in August 2010. The August 2010 CARD Act rules will address the reasonableness and proportionality of penalty fees and charges and require that accounts subjected to prior interest rate increases be periodically re-evaluated for interest rate decreases. The CARD Act also requires other government agencies to conduct studies on interchange, debt cancellation agreements and credit insurance products and present reports to Congress on these topics. We are compliant with the provisions of the CARD Act that took effect in August 2009 and February 2010 and continue to make changes to processes and systems in order to comply with the remaining provisions of the CARD Act by the applicable August 2010 effective date. The CARD Act has required us to make changes to our business practices, and will likely require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes in response to the new legislation have either been implemented or are under analysis. We currently believe the implementation of these new rules will not have a material adverse impact to us as any impact would be limited to only a portion of the existing affected loan portfolio as the purchase price on future sales volume paid to HSBC Finance would be adjusted to fully reflect the new requirements.

In 2009, the Federal government and bank regulatory agencies continued their efforts to stabilize the U.S. economy and reform the financial services industry. See “Regulation” under the caption “Regulatory and Competition” in Item 1. Business of this Form 10-K. It is likely that some portion of the financial regulatory reform proposals will be adopted and enacted. The reforms may have a significant impact on the operations of financial institutions in the U.S., including us and our affiliates. However, it is not possible to assess the impact of financial regulatory reform until final legislation has been enacted and related regulations have been adopted.

Operational risks, such as systems disruptions or failures, breaches of security, human error, changes in operational practices or inadequate controls may adversely impact our business and reputation. Operational risk is inherent in virtually all of our activities. While we have established and maintain an overall risk framework

HSBC USA Inc.

that is designed to balance strong corporate oversight with well-defined independent risk management, we continue to be subject to some degree of operational risk. Our businesses are dependent on our ability to process a large number of complex transactions. If any of our financial, accounting, or other data processing and other recordkeeping systems and management controls fail or have other significant shortcomings, we could be materially adversely affected. HSBC North America will continue the implementation of several high priority systems improvements and enhancements and the centralization of corporate functions in 2010, each of which may present increased or additional operational risk that may not be known until their implementation is complete.

We may also be subject to disruptions of our operating systems infrastructure arising from events that are wholly or partially beyond our control, which may include:

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

We are similarly dependent on our employees. We could be materially adversely affected if an employee causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in diminished ability by us to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, all of which could materially adversely affect us.

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

In recent years, instances of identity theft and fraudulent attempts to obtain personal and financial information from individuals and from companies that maintain such information pertaining to their customers have become more prevalent. Use of the internet for these purposes has also increased. Such acts can have the following possible impacts:

•	threaten the assets of our customers;

•	negatively impact customer credit ratings;

•	impact customers’ ability to repay loan balances;

•	increase costs for us to respond to such threats and to enhance our processes and systems to ensure maximum security of data; or

•	damage our reputation from public knowledge of intrusion into our systems and databases.

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

HSBC USA Inc.

Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	raising the minimum payment or fees to be charged on credit card accounts;

•	determinations to acquire or sell credit card receivables, residential mortgage loans and other loans;

•	changes to our customer account management and risk management/collection policies and practices;

•	increasing investment in technology, business infrastructure and specialized personnel; or

•	outsourcing of various operations.

Increasingly intense competition in the financial services industry may have a material adverse impact on our future results. We operate in a highly competitive environment. Competitive conditions are expected to continue to intensify as continued merger activity in the financial services industry produces larger, better-capitalized and more geographically diverse companies. New products, customers and channels of distribution are constantly emerging. Such competition may impact the terms, rates, costs and/or profits historically included in the financial products we offer and purchase. The traditional segregation of commercial and investment banks has all but eroded. There is no assurance that the significant and increasing competition within the financial services industry will not materially adversely affect our future results.

Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and anticipated regulatory environment. HSBC USA or one of our subsidiaries is or may be named as a defendant in various legal actions, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. We saw an increase in litigation in 2009 resulting from the deterioration of customers’ financial condition, the mortgage market downturn and general economic conditions. Although we believe the number of new cases should stabilize or even decrease in 2010, there is no certainty that this will occur, especially in the event of increased unemployment rates or a resurgent recession. With the increased regulatory environment, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other regulators and enforcement agencies. These or other future actions brought against us may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, adverse to us which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm.

Unanticipated risks may impact our results. We seek to monitor and manage our risk exposure through a variety of separate but complementary financial, credit, market, operational, compliance and legal reporting systems, including models and programs that predict loan delinquency and loss. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques and prepare contingency plans in anticipation of developments, those techniques and plans and the judgments that accompany their application are complex and cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage all significant risks we face is an important factor that can significantly impact our results.

Our inability to meet funding requirements could impact operations. Adequate liquidity is critical to our ability to operate our businesses. Restrictions on our liquidity could have a negative effect on our financial results and our operations. In first half of 2009, financial markets remained extremely volatile. While the on-going financial market disruptions continued to impact credit spreads and liquidity during 2009, we have seen some improvements in liquidity beginning in the second quarter and continuing through the second half of 2009. Additionally, credit spreads have continued to narrow due to increased market confidence stemming largely from the various government actions taken to restore faith in the capital markets. During 2008 and continuing through 2009, as we witnessed the systemic reduction in available liquidity in the market, we took steps to reduce our

HSBC USA Inc.

reliance on debt capital markets and to increase deposits. Despite the apparent improvements in liquidity and our liquidity position, potential conditions remain that would negatively affect our liquidity, including:

•	an inability to attract or retain deposits;

•	diminished access to capital markets;

•	unforeseen cash or capital requirements;

•	an inability to sell assets; and

•	an inability to obtain expected funding from HSBC subsidiaries and clients.

HSBC has provided capital support in the past and has indicated its commitment and capacity to fund the needs of the business (under most foreseeable circumstances) in the future.

Our credit ratings are an important part of maintaining our liquidity. Any downgrade in credit ratings could potentially increase borrowing costs, impact the ability to issue commercial paper and, depending on the severity of the downgrade, substantially limit access to capital markets, require cash payments or collateral posting, and permit termination of certain significant contracts. In January 2009, Fitch, Inc. affirmed our debt ratings, however our outlook was changed from “stable” to “negative.” In March 2009, Moody’s Investors Services (“Moody’s”) downgraded the long-term debt ratings of both HUSI and HSBC Bank USA by one level to A1 and Aa3, respectively and reaffirmed the short-term ratings for each entity at Prime-1. Moody’s also changed their outlook for both entities from “stable” to “negative.” In April 2009, DBRS re-affirmed the long and short-term debt ratings of HUSI and HSBC Bank USA at AA and R-1, respectively, with a “negative” outlook. In August 2009, Standard and Poor’s re-affirmed the long-term and short-term debt ratings of both HUSI and HSBC Bank USA at AA-/A-1+ (HUSI) and AA/A-1+ (HSBC Bank USA). Our capital levels remain well above levels established by current banking regulations as “well capitalized” and, at December 31, 2009, our Tier 1 capital ratio had increased to 9.62 percent from 7.60 percent at December 31, 2008.

Significant reductions in pension assets may require additional financial contributions from us Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. We are responsible for providing approximately 60 percent of the financial support required by the plan. In 2008 and 2009, the plan had allocated assets between three primary strategies: domestic equities, international equities and fixed income. At December 31, 2009, plan assets were lower than projected liabilities resulting in an under-funded status. During this period, domestic and international equity indices increased between 20 and 30 percent while interest rates decreased. After expenses, the combination of positive equity and fixed income returns along with a $241 million contribution to the plan by HSBC North America in 2009 resulted in an overall increase in plan assets of eight percent in 2009. This increase, when combined with an increase in the projected benefit obligation continued to result in an under-funded status. At December 31, 2009, the projected benefit obligation exceeded the fair value of the plan assets by approximately $970 million and the accumulated benefit obligation exceeded the fair value of plan assets by approximately $775 million. As these obligations relates to the HSBC North America pension plan, only a portion of these deficits should be considered our responsibility. We and other HSBC North American affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through additional direct contributions, changes to the plan, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 22, “Pension and Other Postretirement Benefits” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

Management projections, estimates and judgments based on historical performance may not be indicative of our future performance. Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, reserves related to litigation, deferred tax assets and the fair market value of certain assets and liabilities, including goodwill and intangibles, among other items. Loan loss reserve estimates and certain asset and liability valuations are judgmental and are influenced by factors outside our control. To the extent historical averages of the progression of loans into stages of delinquency

HSBC USA Inc.

and the amount of loss realized upon charge-off are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in the historical model, unexpected additional losses could result. Similarly, to the extent assumptions employed in measuring fair value of assets and liabilities not supported by market prices or other observable parameters do not sufficiently capture their inherent risk, unexpected additional losses could result.

Another example in which management judgment is significant is in the evaluation of the recognition of deferred tax assets and in the determination of whether there is a need for a related valuation allowance. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC as a necessary part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws. Included in our forecasts are assumptions regarding our estimate of future expected credit losses. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 18, “Income Taxes” in the accompanying consolidated financial statements for additional discussion of our deferred taxes/assets.

Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition. Our accounting policies and methods are fundamental to how we record and report our financial condition and the results of operations. From time to time, the Financial Accounting Standards Board (“FASB”), the International Accounting Standards Board (“IASB”), the SEC and our bank regulators, including the Office of Comptroller of the Currency and the Federal Reserve, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.

Key employees may be difficult to retain due to contraction of the business and limits on promotional activities. Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. The significant losses we have recognized, reductions in variable compensation and the expectation of continued weakness in the general economy could raise concerns about key employees’ future compensation and promotional opportunities. With the potential for an improved economic outlook, there will be increased risk to retain top performers and critical skill employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable in HSBC or could not be retained in the market to fill these roles, our ability to manage through the difficult economy may be hindered or impaired.

Our reputation has a direct impact on our financial results and ongoing operations. Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	appropriately addressing potential conflicts of interest;

•	legal and regulatory requirements;

HSBC USA Inc.

•	ethical issues;

•	anti-money laundering and economic sanctions programs;

•	privacy issues;

•	fraud issues;

•	data security issues;

•	recordkeeping;

•	sales and trading practices;

•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent in products offered; and

•	general company performance.

The failure to address these issues appropriately could make our customers unwilling to do business with us or give rise to increased regulatory action, which could adversely affect our results of operations.

The inability to integrate business and portfolio acquisitions successfully could undermine the realization of the anticipated benefits of the acquisition and have a material adverse impact on our results of operation. We have in the past, and may again in the future, seek to grow our business by acquiring other businesses or loan portfolios. There can be no assurance that acquisitions will have the anticipated positive results, including results relating to:

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

Item 1B. Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2009.

Item 2. Properties.

The principal executive offices of HSBC USA and HSBC Bank USA are located at 452 Fifth Avenue, New York, New York 10018, which is currently owned by HSBC Bank USA. In October 2009, HSBC Bank USA agreed to a sale-leaseback transaction that is expected to close in the second quarter of 2010, pursuant to which HSBC Bank USA agreed to the sell the headquarters building at 452 Fifth Avenue and to lease the entire building for one year and eleven floors of the building for a total of 10 years. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, McLean, Virginia 22102. HSBC Bank USA has 374 branches in New York, 33 branches in California, 20 branches in Florida, 22 branches in New Jersey, 11 branches in Connecticut, five branches in Virginia, six branches in Maryland and the District of Columbia, four branches in Washington, two branches in

HSBC USA Inc.

Pennsylvania and one branch in each of Delaware, Illinois, and Oregon. Approximately 26 percent of these offices are located in buildings owned by HSBC Bank USA and the remaining are located in leased premises. In addition, there are offices and locations for other activities occupied under various types of ownership and leaseholds in New York and other states, none of which are materially important to our operations. HSBC Bank USA also owns properties in Montevideo, Uruguay and Punta del Este, Uruguay.

Item 3. Legal Proceedings.

General We are parties to various legal proceedings, including actions that are or purport to be class actions, resulting from ordinary business activities relating to our current and/or former operations. Due to uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. We believe that our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future period depending on our income level for that period.

Credit Card Litigation Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Asps’ v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery and motion practice. At this time, we are unable to quantify the potential impact from this action, if any.

Governmental and Regulatory Matters HSBC USA and certain of its affiliates and current and former employees are or may be subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to our business activities. In all such cases, HSBC USA and its affiliates cooperate fully and engage in efforts to resolve these matters.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

HSBC USA Inc.

Item 6. Selected Financial Data

Year Ended December 31	2009	2008	2007	2006	2005

	(dollars are in millions)

Statement of Income (Loss) Data:
Net interest income	$5,134	$4,326	$3,398	$3,081	$3,063
Provision for credit losses	4,144	2,543	1,522	823	674
Total other revenues (losses)	2,714	(787)	1,847	2,563	1,911
Total operating expenses	3,930	3,604	3,586	3,255	2,758

Income (loss) before income tax benefit (expense)	(226)	(2,608)	137	1,566	1,542
Income tax benefit (expense)	84	919	1	(530)	(566)

Net income (loss)	$(142)	$(1,689)	$138	$1,036	$976

Balance Sheet Data as of December 31:
Loans:
Commercial loans	$30,304	$37,429	$36,835	$29,380	$27,650
Consumer loans	49,185	43,684	53,721	56,134	58,127

Total loans	79,489	81,113	90,556	85,514	85,777
Loans held for sale	2,908	4,431	5,270	4,723	4,565
Total assets	171,079	185,569	187,965	164,817	151,584
Total tangible assets	168,406	182,889	185,225	162,054	148,845
Total deposits	118,337	119,038	116,170	102,146	90,292
Long-term debt	18,008	22,089	28,268	29,252	29,595
Preferred stock	1,565	1,565	1,565	1,690	1,316
Common shareholder’s equity	13,612	11,152	9,672	10,571	10,278
Total shareholders’ equity	15,177	12,717	11,237	12,261	11,594
Tangible common shareholder’s equity	11,110	9,258	7,297	8,034	7,562
Selected Financial Ratios:
Total shareholders’ equity to total assets	8.87%	6.85%	5.98%	7.44%	7.65%
Tangible common shareholder’s equity to total tangible assets	6.60	5.06	3.94	4.96	5.08
Total capital to risk weighted assets	14.19	12.04	11.29	12.58	12.53
Tier 1 capital to risk weighted assets	9.61	7.60	7.12	8.58	8.25
Rate of return on average :
Total assets	(.08)	(.92)	.08	.64	.66
Total common shareholder’s equity	(1.68)	(17.58)	.37	9.03	8.78
Net interest margin	3.36	2.92	2.36	2.26	2.49
Loans to deposits ratio(1)	94.36	120.89	147.25	155.33	199.40
Efficiency ratio	50.08	101.83	68.34	57.66	55.44
Commercial allowance as a percent of loans(2)	3.10	1.53	.81	.73	.64
Commercial net charge-off ratio(2)	.88	.42	.39	.35	.02
Consumer allowance as a percent of loans(2)	5.94	4.18	2.07	1.22	1.15
Consumer two-months-and-over contractual delinquency	5.97	4.57	2.56	1.33	1.05
Consumer net charge-off ratio(2)	5.35	2.83	1.65	1.19	1.01

(1)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or greater than $100,000.

(2)	Excludes loans held for sale.

HSBC USA Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Organization and Basis of Reporting HSBC USA Inc. (“HSBC USA” and, together with its subsidiaries, “HUSI”), is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”) which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HUSI may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us” or “our”.

Through our subsidiaries, we offer a comprehensive range of personal and commercial banking products and related financial services. HSBC Bank USA, National Association (“HSBC Bank USA”), our principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in 12 states and the District of Columbia. In addition to our domestic offices, we maintain foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America and Canada. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. We also engage in mortgage banking and serve as an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs as well as for proprietary purposes.

Current Environment During 2009, challenging economic conditions in the U.S. continued, marked by continued declines in the housing markets, rising unemployment, tight credit conditions and reduced economic growth. A prolonged period of low Federal funds rates has also put pressure on spreads earned on our deposit base. Although the economic recession continued to deepen into the first half of 2009, signs of stabilization and improvement began to appear in the second half of the year. While the on-going financial market disruptions continued to impact credit and liquidity during the year, marketplace improvements beginning in the second quarter and continuing through the end of the year strengthened liquidity and narrowed credit spreads due to increased market confidence stemming largely from various government actions taken to restore faith in the capital markets and stimulate consumer spending. The improving capital markets and a recovery in the stock market have enabled many businesses to issue debt and raise new capital, which is bolstering consumer and business sentiment. While the easing pace of job losses in the second half of 2009 is helping the housing markets, the first-time homebuyer tax credit as well as low interest rates resulting from government actions have been the main factors driving up home sales and shrinking home inventories, which has resulted in some signs of home price stabilization in the latter half of 2009, particularly in the middle and lower price sectors.

U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., increased to 10.0 percent in December 2009, an increase of 260 basis points since December 2008. Unemployment rates in 16 states are greater than the U.S. national average and unemployment rates in 10 states are at or above 11 percent while in New York, where approximately 31 percent of our loan portfolio is concentrated, unemployment remained lower than the national average at nine percent. In addition, a significant number of U.S. residents are no longer looking for work and are not included in the reported percentages. Personal bankruptcy filings in the U.S. have also increased throughout the year. This has continued to have an impact on our provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the timing and extent of any recovery from the current economic downturn, consumer confidence, volatility in energy prices, adverse developments in the credit markets and mixed corporate earnings continue to negatively impact the stability of both the U.S. economy and the capital markets. These adverse conditions also continued to impact the carrying value of several asset classes, although the dollar magnitude of the impact on these assets slowed considerably in 2009.

Improvement in unemployment rates and a sustained recovery of the housing market, including stabilization in home prices, continue to remain critical components for a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and increased delinquencies and charge-off rates in loan portfolios across the industry, including our own.

HSBC USA Inc.

Although consumer confidence has improved since early 2009, it remains low on a historical basis. Weak consumer fundamentals including declines in wage income, lower customer spending, declines in wealth and a difficult job market are depressing confidence. Additionally, there is uncertainty as to the impact to the economy and consumer confidence when the actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. As a result, the above conditions, together with weakness in the overall economy and recent and proposed regulatory changes, will likely to continue to impact our results in 2010, the degree of which is largely dependent upon the nature and timing of an economic recovery and any further regulatory changes.

The U.S. Federal government and banking regulators continued their efforts to stabilize the U.S. economy and reform the financial markets in 2009. On June 17, 2009, the Administration unveiled its proposal for sweeping overhaul of the financial regulatory system. The Financial Regulatory Reform proposals are comprehensive and include the creation of an inter-agency Financial Services Oversight Council to, among other things, identify emerging risks and advise the Federal Reserve Board regarding institutions whose failure could pose a threat to financial stability; expand the Federal Reserve Board’s powers to regulate these systemically-important institutions and impose more stringent capital and risk management requirements; create a Consumer Financial Protection Agency (the “CFPA”) as a single primary Federal consumer protection supervisor that will regulate credit, savings, payment and other consumer financial products and services and providers of those products and services; and impose comprehensive regulation of OTC derivatives markets, including credit default swaps, and prudent supervision of OTC derivatives dealers. In December 2009, the House of Representatives passed The Wall Street Reform and Consumer Protection Act, which addresses many of the Administration’s proposed reforms. Similar legislation is under consideration by the U.S. Senate Committee on Banking, Housing and Urban Affairs. On January 14, 2010, the Administration announced its intention to propose a Financial Crisis Responsibility Fee to be assessed against financial institutions with more than $50 billion in consolidated assets for at least 10 years. Other proposals have also been announced in 2010. It is likely that some portion of the financial regulatory reform proposals will be adopted and enacted. The reforms may have a significant impact on the operations of financial institutions in the U.S., including us and our affiliates. However, it is not possible to assess the impact of financial regulatory reform until final legislation has been enacted and the related regulations have been adopted.

U.S. Treasury sponsored programs in the mortgage lending environment have been introduced, which are focused on reducing the number of foreclosures and potentially making it easier for some customers to refinance loans. One such program intends to help certain at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. This program provides certain incentives to lenders to modify all eligible loans that fall under the guidelines of the program. Another program focuses on homeowners who have a proven payment history on an existing mortgage owned by Fannie Mae or Freddie Mac and provides assistance to eligible homeowners to refinance their mortgage loans to take advantage of current lower mortgage rates or to refinance adjustable rate mortgages into more stable fixed rate mortgages. We have implemented such programs for mortgage loans we service for government sponsored enterprises. We continue to evaluate our consumer relief programs and account management practices to ensure our programs benefit both our customers in accordance with their financial needs and our stakeholders as the economy recovers. As a result, to date we have elected not to participate in the U.S. Treasury sponsored programs for our loan portfolios and continue to focus on expanding and improving our current programs.

2009 Events

•	The adverse conditions described above have continued to impact the carrying value of several asset classes, including asset-backed securities held for both trading purposes and as available-for-sale, subprime residential mortgage loans held for sale and credit derivative products including derivative products with monoline insurance companies during 2009, although the dollar magnitude of the impact on these assets has slowed considerably as compared to 2008 and, for leveraged acquisition finance loans held for sale, have actually begun to reverse. Despite this positive trend, however, we remain cautious as volatility with respect to certain capital markets activities remains elevated and we expect these conditions, together with continued weakness in the overall economy, to continue to impact our results into 2010.

HSBC USA Inc.

A summary of the significant valuation adjustments associated with these market conditions that contributed to the decrease in revenues in 2009, 2008 and 2007 is presented in the following table:

Year Ended December 31,	2009	2008	2007

	(in millions)

Losses (Gains)
Insurance monoline structured credit products	$152	$1,020	$287
Other structured credit products	219	1,439	(22)
Mortgage whole loans held for sale (predominantly subprime)	233	556	422
Other-than-temporary impairment on securities available-for-sale	124	231	-
Leverage acquisition finance loans held for sale	(284)	431	85

Total losses	$444	$3,677	$772

The recent market events have created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and control credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements for all periods presented.

•	Deterioration in the U.S. economy continued to impact the credit quality of our consumer loan portfolio throughout 2009, which resulted in a significant increase in our provision for credit losses. Depreciating home prices, rising unemployment and tighter credit resulted in higher levels of bankruptcy filings as well as higher levels of delinquency and charge-off in our consumer loan portfolios. Higher provision for credit losses during 2009 also reflect higher levels of credit card receivables in 2009 as discussed below. Provision for credit losses on our commercial loan portfolio also increased due to higher levels of criticized loans, including higher levels of substandard loans, and overall deterioration in the U.S. economy which has led to customer credit downgrades across all commercial business lines.

•	As part of our initiative to reduce risk from our residential mortgage loan exposure, we sold approximately $4.5 billion of prime adjustable and fixed-rate residential mortgage loans to third parties in 2009 and recognized a net pre-tax gain of $70 million. We also continued to sell the majority of our new residential loan originations through the secondary markets and have allowed the existing loan portfolio to run-off, resulting in lower residential mortgage loan balances at December 31, 2009.

•	In January 2009, we purchased a $6.3 billion portfolio of General Motors (“GM”) MasterCard receivables, a $6.1 billion portfolio of Union Plus (“UP”) MasterCard/Visa credit card receivables (collectively the “GM and UP Portfolios”) and a $3 billion portfolio of auto finance receivables from HSBC Finance at fair market value in order to maximize the efficient use of liquidity at each entity. HSBC Finance retained the customer account relationships associated with the credit card portfolios. We purchase additional credit card loan originations generated under new and existing accounts on a daily basis at a sales price for each type of portfolio determined using a fair value which is calculated semi-annually. HSBC Finance continues to service the purchased portfolios for a fee. In connection with the purchases, we received capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”), in an aggregate amount of approximately $1.1 billion in January 2009. This amount, along with an additional $0.6 billion received by us from HNAI in December 2008, was subsequently contributed to our subsidiary, HSBC Bank USA, to provide capital support for the receivables purchased. While the receivable purchases have resulted in increases to our net interest income and other revenues (losses), they have also contributed to higher credit loss provisions and higher operating expenses compared to the prior year periods.

•	In January 2009, Fitch, Inc. affirmed our debt ratings, however our outlook was changed from “stable” to “negative.” In March 2009, Moody’s Investors Services (“Moody’s”) downgraded the long-term debt ratings

HSBC USA Inc.

of both HUSI and HSBC Bank USA by one level to A1 and Aa3, respectively and reaffirmed the short-term ratings for each entity at Prime-1. Moody’s also changed their outlook for both entities from “stable” to “negative.” In April 2009, Dominion Bond Rating Service (“DBRS”) re-affirmed the long and short-term debt ratings of HUSI and HSBC Bank USA at AA and R-1, respectively, with a “negative” outlook. In August 2009, Standard and Poor’s re-affirmed the long-term and short-term debt ratings of both HUSI and HSBC Bank USA at AA-/A-1+ (HUSI) and AA/A-1+ (HSBC Bank USA).

•	In March 2009, we recognized an $85 million gain relating to the resolution of a lawsuit the proceeds of which were used to redeem the 100 preferred shares issued to CT Financial Services, Inc. The obligation to redeem the preferred shares upon receipt of the litigation settlement proceeds represented a contractual arrangement established in connection with our purchase of a community bank from CT Financial Services Inc. in 1997 at which time this litigation remained outstanding. The $85 million received, net of applicable taxes, was remitted to Toronto Dominion, who held the beneficial ownership interest in CT Financial Services Inc., and the preferred shares were redeemed.

•	In October 2009, we announced that we had agreed to sell our 452 Fifth Avenue property in New York City, including the 1W. 39th Street building, for $330 million in cash. Under the terms of the deal, we will lease back the entire 452 Fifth Avenue building for one year and floors one to eleven for a total of 10 years along with the 1W 39th Street building. The decision to sell these buildings is consistent with HSBC’s strategy to lease office buildings rather than own. The transaction is expected to close in the second quarter of 2010. We currently estimate the sale will result in a gain of approximately $150 million, which will be deferred and recognized over a number of years due to our continuing involvement. The headquarters of HSBC Bank USA will remain in New York.

•	In 2009, we received capital contributions from HSBC North America Inc. (“HNAI”) in an aggregate amount of $2.2 billion ($1.1 billion received in each of the first two quarters) in exchange for 3 shares of common stock. During 2009, we contributed $2.7 billion to our subsidiary, HSBC Bank USA, which was used to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions, including $1.1 billion to provide capital support for the receivables purchased from HSBC Finance in January 2009. See Note 7, “Loans,” for additional information.

Performance, Developments and Trends Our net loss was $142 million in 2009 compared to a net loss of $1.7 billion in 2008 and net income of $138 million in 2007. Loss before income tax was $226 million in 2009 compared to a loss before income tax of $2.6 billion in 2008 and income before income tax of $137 million in 2007. Our results in certain years were significantly impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option due largely to changes in credit spreads and several other items which distort the ability of investors to compare the underlying performance trends of our business. The following table summarizes the collective impact of these items on our income (loss) before income tax for all periods presented:

Year Ended December 31,	2009	2008	2007

	(in millions)

Income (loss) before income tax, as reported	$(226)	$(2,608)	$137
Change in value of own fair value option debt and related derivatives	494	(670)	-
Gain on sale of MasterCard Class B or Visa Class B shares	(48)	(83)	(45)
Gain relating to resolution of lawsuit(1)	(85)	-	-
Establishment (release) of VISA litigation accrual	(9)	(36)	70
Gain on sale of equity interest in HSBC Private Bank (Suisse) S.A.	(33)	-	-

Income (loss) before income tax, excluding above items(2)	$93	$(3,397)	$162

(1)	The proceeds of the resolution of this lawsuit were used to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares.

(2)	Represents a non-U.S. GAAP financial measure.

HSBC USA Inc.

Although our overall results for 2009 improved compared to 2008, they continued to be impacted by reductions in other revenues (losses), largely trading revenue associated with credit derivative products due to the adverse financial market conditions described above, although the magnitude of such reductions declined significantly in 2009. Overall, our 2009 results improved compared to 2008, as higher net interest income and higher other revenues (losses) more than offset higher provisions for credit losses and higher operating expenses including higher FDIC insurance premiums. In 2008, our results declined markedly, largely relating to a significant decrease in trading revenue due to the adverse financial market conditions described above.

Net interest income was $5.1 billion in 2009, an increase of 19 percent over 2008. This increase primarily resulted from the impact of higher credit card receivable levels associated with the purchase of the GM and UP Portfolios in January 2009 discussed above, lower promotional balances on private label credit cards, a reduction in the amortization of private label credit card premiums due largely to lower premiums being paid and a lower cost of funds, all of which contributed to higher net interest margin. These increases were partially offset by a narrowing of interest rate spreads on deposit products primarily due to lower market interest rates and competitive pressures as customers migrated to higher yielding deposit products, higher amortization of credit card premium due to the purchase of the GM and UP portfolios and the runoff of the residential mortgage and other consumer loan portfolios, including the sale of $4.5 billion of residential mortgage loans in 2009 as discussed above.

The increase in other revenues (losses) during 2009 reflects increased credit card fees resulting from the purchase of the GM and UP Portfolios discussed above, higher gains on sales of mortgage backed and asset backed securities due to our efforts to reduce exposure to these investments, higher trading revenue, higher transaction fees in Global Banking and Markets and higher gains on leveraged acquisition finance loans held for sale for which we elected to apply fair value option. Although other revenues (losses) were overall higher during 2009, we continue to be impacted by reductions in other revenues (losses), largely trading revenue associated with credit derivative products due to the adverse financial market conditions discussed above, although the magnitude of such reductions declined significantly from 2008. Partially offsetting the increase in other revenues (losses) was $537 million in losses on the fair value of financial instruments and the related derivative contracts (excluding leveraged acquisition finance loans held for sale) for which fair value option was elected as compared to gains of $717 million in 2008.

Our provision for credit losses increased $1.6 billion in 2009 primarily due to a higher provision for credit card receivables due to significantly higher credit card balances as a result of the purchase of the GM and UP Portfolios from HSBC Finance, higher delinquency and credit loss estimates relating to prime residential mortgage loans as conditions in the housing markets worsened and the U.S. economy deteriorated and higher credit loss provision in our commercial loan portfolio. Partially offsetting these increases was the impact from stabilization in the credit performance of private label credit card loans in the second half of the year and an improved outlook on future loss estimates as the impact of higher unemployment levels on losses has not been as severe as previously anticipated. Provision for credit losses increased for both loans and loan commitments in the commercial loan portfolio due to higher delinquency and loss estimates and higher levels of criticized loans, including higher levels of substandard loans caused by customer credit downgrades and deteriorating economic conditions, particularly in real estate lending and corporate banking.

Operating expenses increased $326 million in 2009, an increase of nine percent over 2008. Lower salaries and employee benefit expense due to continued cost management efforts, including the impact of global resourcing initiatives, which have resulted in lower headcount were more than offset by higher FDIC insurance premiums which were $208 million in 2009, as compared to $58 million in 2008, an increase of $150 million (including $82 million relating to a special assessment), higher pension costs, higher servicing fees paid to HSBC Finance as a result of the purchase of the GM, UP and Auto finance portfolios, higher fees paid to HTSU and increased costs related to the expansion of the retail banking network. Additionally in 2009, operating expenses includes an impairment write down of a data center building as part of our ongoing strategy to consolidate operations and improve efficiencies. Operating expenses in the prior year reflects a goodwill impairment charge of $54 million relating to the residential mortgage reporting unit in PFS and, in both years, a release in the VISA litigation accrual that reduced operating expenses by $9 million in 2009 and $36 million in 2008.

HSBC USA Inc.

Our efficiency ratio was 50.08 percent during 2009 as compared to 101.83 percent in 2008 and 68.34 percent in 2007. The improvement in the efficiency ratio in 2009 resulted primarily from the significant increase in revenues as discussed above. Deterioration in the efficiency ratio in 2008 resulted primarily from a decrease in other revenues (losses) due to the adverse financial market conditions, partially offset by higher net interest income as expenses remained relatively flat.

Our effective tax rate was (37.2) percent in 2009 as compared to (35.2) percent in 2008 and (.7) percent in 2007. The effective tax rate for 2009 was significantly impacted by the relative level of pre-tax income, the sale of a minority stock interest that was treated as a dividend for tax purposes, settlement of an IRS audit, increase in the state and local income tax valuation allowance and an increased level of low income housing credits. The effective tax rate for 2008 compared with 2007 was significantly impacted by the relative level of pre-tax income, a goodwill impairment recorded in 2008, an adjustment in 2007 for the validation of deferred tax balances, valuation allowances related to the realizability of excess tax credits and foreign losses, as well as a change in estimate in the state tax rate.

Loans excluding loans held for sale were $79.5 billion, $81.1 billion and $90.6 billion at December 31, 2009, 2008 and 2007, respectively. Loans decreased modestly at December 31, 2009 as higher receivable levels due to the purchase of the GM and UP Portfolios and the auto finance loans previously described were more than offset by decreases in residential mortgage loans, including the sale of approximately $4.5 billion of prime adjustable and fixed rate residential mortgage loans during 2009, reductions in private label credit card receivables driven by the tightening of underwriting criteria to lower the risk profile of the portfolio including the termination of certain unprofitable retail partners and reduced customer spending, as well as lower commercial loans. Lower commercial loan balances reflect increased paydowns on loans across all commercial businesses, managed reductions in certain exposures, including higher underwriting standards, as well as lower overall demand from our core customer base. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

2008 vs. 2007 Net interest income increased in 2008 primarily due to higher balance sheet management income due in large part to positions taken in expectation of decreased funding rates. The reduction in the amortization of private label credit card premiums paid also resulted in increased net interest income. These increases were partially offset by narrowing of interest rate spreads on deposit products primarily due to competitive pressures as customers migrated to higher yielding deposit products and the runoff of the residential mortgage and other consumer loan portfolios, including the sale of $7 billion of residential mortgage loans in 2008.

Other revenues (losses) were significantly lower in 2008, largely relating to a significant decrease in trading revenue due to adverse financial market conditions, including a loss of $130 million reflecting our exposure resulting from clients that were impacted by the fraud at Madoff Investment Securities and higher securities losses due to other-than-temporary impairment charges. The decreases to revenue were partially offset by increased payments and cash management revenues, increased foreign exchange trading revenue, increased fees from the credit card receivable portfolio and the sale of MasterCard B shares, including gains on the related economic hedge as well as a gain on the sale of a portion of our investment in Visa Class B shares, which collectively increased revenues $217 million. We also realized $286 million in gains relating to financial instruments for which we elected fair value option.

Our provision for credit losses increased significantly in 2008, primarily due to growing delinquencies and charge-offs within the private label credit card portfolio as well as higher delinquency and credit loss estimates relating to home equity lines of credit, home equity loans and prime residential mortgage loans for which provisions increased markedly as conditions in the housing markets worsened and the U.S. economy continued to deteriorate. Provisions for credit losses also increased for both loans and loan commitments in the commercial loan portfolio due to higher levels of criticized assets caused by customer credit downgrades and deteriorating economic conditions.

Operating expenses increased modestly in 2008 and, excluding one-time impacts described below, operating expenses decreased compared to 2007, largely due to lower headcount including the impact of global resourcing initiatives. During 2008, we experienced an increase in reserves related to off-balance sheet credit exposures including letters of credit, unused commitments to extend credit and financial guarantees as well as increased FDIC insurance premiums and higher debit card fraud expense. Operating expenses in 2008 also reflect the impact of

HSBC USA Inc.

several one-off items including a goodwill impairment charge, an increase in employee benefits expense resulting from a review of our employee benefit accruals and increased severance expense due to ongoing efficiency initiatives as discussed above.

Credit Quality Our allowance for credit losses as a percentage of total loans increased to 4.86 percent at December 31, 2009, as compared to 2.96 percent at December 31, 2008. The increase reflects a higher allowance on our residential mortgage loan and commercial loan portfolios and lower outstanding balances in these portfolios as discussed above, as well as a higher allowance on our private label card portfolio due in part to higher charge-off levels due to portfolio seasoning, continued deterioration in the U.S. economy including rising unemployment rates and lower balances outstanding as a result of the actions previously taken to lower the risk profile of the portfolio and lower customer spending. These increases were partially offset by a lower credit card allowance percentage reflecting the impact on credit card mix of the prime GM and UP Portfolios that were purchased in January 2009.

Our consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) for consumer loans increased to 5.97 percent at December 31, 2009 as compared to 4.57 percent at December 31, 2008 due largely to higher residential mortgage loan delinquency as a result of continued deterioration in the housing markets, as well as the overall continued deterioration in the U.S. economy including rising unemployment rates which impacted all of our consumer portfolios. Our delinquency ratio at December 31, 2009 was also impacted by lower levels of private label credit card and residential mortgage loans outstanding. Our two-months-and-over contractual delinquency ratio for commercial loans increased due to continued deterioration of economic conditions. Criticized commercial loan balances also increased $1.0 billion during 2009 to $7.0 billion largely due to deteriorating economic conditions. See “Credit Quality” for a more detailed discussion of the increase in our delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) increased to 3.59 percent in 2009, compared to 1.79 percent during 2008 due to continued deterioration in the U.S. economy including continued declines in the housing markets, rising unemployment rates, the impact from lower outstanding loan balances as discussed above and as it relates to the prior year, higher bankruptcy filings. The net charge-off ratio for our credit card portfolio in 2009 was positively impacted by the GM and UP portfolio acquired from HSBC Finance, a portion of which was subject to the application of accounting principles that require certain loans with evidence of credit deterioration since origination to be recorded at an amount based on the net cash flows expected to be collected which reduced the overall level of charge-off reported in the first half of 2009. The portion of the portfolio not subject to this accounting began to season resulting in increased charge-offs during the second half of 2009. See “Credit Quality” for a more detailed discussion of the increase in the net charge-off ratio and criticized asset balances.

Funding and Capital Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 9.61 percent and 7.60 percent at December 31, 2009 and 2008, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received capital contributions from our immediate parent, HNAI of $2.2 billion during 2009 as compared to $3.6 billion during 2008.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, we and our ultimate parent HSBC committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, we and HSBC have made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. In May 2009, we received further clarification from the Federal Reserve regarding HSBC Bank USA’s regulatory reporting requirements with respect to these capital commitments in that the additional capital requirements, (which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios), should be applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC

HSBC USA Inc.

Bank USA’s risk-based capital and related ratios. During 2009, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $455 million to a non-bank subsidiary of HSBC USA Inc. to reduce this capital requirement. Capital ratios at December 31, 2009 reflect this revised regulatory reporting. At December 31, 2009, we have exceeded our committed ratios and would have done so without the benefit associated with these low-quality asset sales.

Subject to regulatory approval, HSBC North America will be required to adopt Basel II provisions no later than April 1, 2011. HSBC USA will not report separately under the new rules, but HSBC Bank USA will report under the new rules on a stand-alone basis. Whether any increase in regulatory capital will be required prior to the Basel II adoption date will depend upon our prevailing risk profile. Adoption must be preceded by a parallel run period of at least four quarters, and requires the approval of U.S. regulators. This parallel run was initiated in January 2010.

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

In 2008 and continuing into the early part of 2009, financial markets were extremely volatile. New issue term debt markets were extremely challenging with issues attracting higher rates of interest than had historically been experienced and credit spreads for all issuers continuing to trade at historically wide levels. While the on-going financial market disruptions continued to impact credit spreads and liquidity, we have seen significant improvements in liquidity beginning in the second quarter of 2009 which continued through the end of the year. Credit spreads have narrowed due to increased market confidence stemming largely from the various government actions taken to restore faith in the capital markets. Financial institutions are now able to issue longer term debt without government guarantees and the FDIC was able to allow the Debt Guarantee Program to expire. Similarly, many asset backed securitizations that were not eligible for the Federal Reserve Board’s Term Asset Backed Securities Loan Facility Program have been issued at favorable rates since the second quarter of 2009.

Our results are also impacted by general economic conditions, including unemployment, weakness in the housing market and property valuations, as well as interest rates, all of which are beyond our control. When unemployment increases or changes in the rate of home value appreciation or depreciation occurs, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect both the rates we charge to our customers and the rates we must pay on our borrowings. The primary risks to achieving our business goals in 2010 are largely dependent upon macro-economic conditions which include a weak housing market, high unemployment rates, the nature and timing of any economic recovery, reduced consumer spending, volatility in the capital and debt markets and our ability to attract and retain customers, loans and deposits, all of which could impact trading and other revenue, net interest income, loan volume, charge-offs and ultimately our results of operations.

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

HSBC USA Inc.

separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis.

Year Ended December 31,	2009	2008	2007

	(in millions)

Net income (loss) – U.S. GAAP basis	$(142)	$(1,689)	$138
Adjustments, net of tax:
Unquoted equity securities	(19)	(65)	58
Fair value option	-	-	124
Reclassification of financial assets	(398)	576	-
Securities	(79)	(61)	(1)
Derivatives	17	10	-
Loan impairment	9	1	3
Property	14	15	13
Pension costs	38	1	16
Purchased loan portfolios	66	-	-
Servicing assets	2	10	(1)
Return of capital	(55)	-	-
Interest recognition	(2)	3	6
Other	(23)	(9)	30

Net income (loss) – IFRSs basis	(572)	(1,208)	386
Tax benefit (expense) – IFRSs basis	254	648	(111)

Profit (loss) before tax – IFRSs basis	$(826)	$(1,856)	$497

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

Reclassification of financial assets – Certain securities were reclassified from “trading assets” to “loans and receivables” under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), and are no longer marked to market under IFRSs. In November 2008, additional securities were similarly transferred to loans and receivables. These securities continue to be classified as “trading assets” under U.S. GAAP.

Additionally, certain Leverage Acquisition Finance (“LAF”) loans were classified as “Trading Assets” for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1,

HSBC USA Inc.

2008. These loans were reclassified to “loans and advances” as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans are classified as “held for sale” and carried at fair value due to the irrevocable nature of the fair value option.

Securities – Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in accumulated other comprehensive income provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will not have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire portion is recognized in earnings. There are also less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed. There is no similar requirement under U.S. GAAP. Also during the second quarter of 2009 under IFRSs, we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. The additional shares are not recorded under U.S. GAAP.

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

HSBC USA Inc.

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

Other – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, goodwill and loans held for sale. In 2008, other includes the impact of a difference in the write off amount of goodwill related to our residential mortgage banking business unit and a timing difference with respect to the adoption of fair value measurement accounting principles for U.S. GAAP which resulted in the recognition of $10 million of net income relating to structured products.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. We believe our policies are appropriate and fairly present the financial position of HSBC USA Inc.

The significant accounting policies used in the preparation of our consolidated financial statements are more fully described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” to the accompanying consolidated financial statements. Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by our management, including the use of estimates and assumptions. We base and establish our accounting estimates on historical experience, observable market data, inputs derived from or corroborated by observable market data by correlation or other means and on various other assumptions including those based on unobservable inputs that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In addition, to the extent we use certain modeling techniques to assist us in measuring the fair value of a particular asset or liability, we strive to use such techniques which are consistent with those used by other market participants. Actual results may differ from these estimates due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. The impact of estimates and assumptions on the financial condition or operating performance may be material.

We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below require critical accounting estimates involving a high degree of judgment and complexity. Our management has discussed these critical accounting policies with the Audit Committee of our Board of Directors, including the underlying estimates and assumptions, and the Audit Committee has reviewed our disclosure relating to these accounting policies and practices in this MD&A.

Allowance for Credit Losses – Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed when they become contractually due. Consequently, we maintain an allowance for credit losses at a level that we consider adequate, but not excessive, to cover our estimate of probable incurred losses in the existing loan portfolio. Allowance estimates are reviewed periodically and adjustments are reflected through the provision for credit losses in the period when they become known. The accounting estimate relating to the allowance for credit losses is a “critical accounting estimate” for the following reasons:

•	Changes in such estimates could significantly impact our allowance and provision for credit losses and therefore could materially affect net income;

•	Estimates related to the allowance for credit losses require us to project future delinquency and charge off trends, which are uncertain and require a high degree of judgment; and

•	The allowance for credit losses is influenced by factors outside of our control such as customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment rates, bankruptcy trends and changes in laws and regulations all of which have an impact on our estimates.

HSBC USA Inc.

Because our estimate of the allowance for credit losses involves judgment and is influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable incurred credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, portfolio seasoning, bankruptcy trends, trends in housing markets, delinquency rates and the flow of loans through various stages of delinquency, the realizability of any collateral and actual loss exposure. Changes in such estimates could significantly impact our allowance and provision for credit losses. For example, a 10% change in our projection of probable net credit losses on our loans could have resulted in a change of approximately $386 million in our allowance for credit losses at December 31, 2009. The allowance for credit losses is a critical accounting estimate for our Consumer Finance, Personal Financial Services, Commercial Banking, Global Banking and Markets and Private Banking segments.

Our allowance for credit losses is based on estimates and is intended to be adequate but not excessive. The allowance for credit losses is regularly assessed for adequacy through a detailed review of the loan portfolio. The allowance is comprised of two balance sheet components:

•	The allowance for credit losses, which is carried as a reduction to loans on the balance sheet, includes reserves for inherent probable credit losses associated with all loans outstanding; and

•	The reserve for off-balance sheet risk, which is recorded in other liabilities, includes probable and reasonably estimable credit losses arising from off-balance sheet arrangements such as letters of credit and undrawn commitments to lend.

Both components include amounts calculated for specific individual loan balances and for collective loan portfolios depending on the nature of the exposure and the manner in which risks inherent in that exposure are managed.

•	All commercial loans that exceed $500,000 are evaluated individually for impairment. When a loan is found to be “impaired,” a specific reserve is calculated. Reserves against impaired loans are determined primarily by an analysis of discounted expected cash flows with reference to independent valuations of underlying loan collateral and considering secondary market prices for distressed debt where appropriate.

•	Loans which are not individually evaluated for impairment are pooled into homogeneous categories of loans and evaluated to determine if it is deemed probable, based on historical data and other environmental factors, that a loss has been realized even though it has not yet been manifested in a specific loan.

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

An advanced credit risk methodology is utilized to support the estimation of incurred losses inherent in pools of homogeneous commercial loans, leases and off-balance sheet risk. This methodology uses the probability of default from the customer rating assigned to each counterparty, the “Loss Given Default” rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. A suite of models, tools and templates is maintained using quantitative and statistical techniques,

HSBC USA Inc.

which are combined with management’s judgment to support the assessment of each transaction. These were developed using internal data and supplemented with data from external sources which was judged to be consistent with our internal credit standards. These advanced measures are applied to the homogeneous credit pools to estimate the required allowance for credit losses.

The results from the commercial analysis, consumer roll rate analysis and the specific impairment reserving process are reviewed each quarter by the Credit Reserve Committee. This committee also considers other observable factors, both internal and external to us in the general economy, to ensure that the estimates provided by the various models adequately include all known information at each reporting period. Loss reserves are maintained to reflect the committee’s judgment of portfolio risk factors which may not be fully reflected in statistical models or when historical trends are not reflective of current inherent incurred losses in the loan portfolio. The allowance for credit losses are reviewed with our Risk Management Committee and the Audit Committee of the Board of Directors each quarter.

Goodwill Impairment – Goodwill is not subject to amortization but is tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including the goodwill. Significant and long-term changes in industry and economic conditions are considered to be primary indicators of potential impairment due to their impact on expected future cash flows. In addition, shorter-term changes may impact the discount rate applied to such cash flows based on changes in investor requirements or market uncertainties.

The impairment testing of our goodwill is a “critical accounting estimate” due to the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management’s judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the risk adjusted cost of capital used to discount future cash flows. The risk adjusted cost of capital percentage is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of that used by market participants which involves management’s judgment. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible such estimate could change. When management’s judgment is that the anticipated cash flows have decreased and/or the cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value is determined to be lower than the carrying value, an impairment charge may be recorded and net income will be negatively impacted.

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

As a result of the continued deterioration in economic and credit conditions in the U.S., we performed interim impairment tests of the goodwill of our Global Banking and Markets reporting unit as of December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009. We also performed interim impairment tests of the goodwill of our Private Banking reporting unit as of December 31, 2009 and September 30, 2009. As a result of these tests, the fair value of our Global Banking and Markets and Private Banking reporting units continue to exceed their carrying value including goodwill at each of these testing dates. At December 31, 2009, goodwill totaling $633 million and $415 million has been allocated to our Global Banking and Markets and Private Banking reporting

HSBC USA Inc.

units, respectively. As of the December 31, 2009 interim impairment testing date, the percentage by which fair value of our Global Banking and Markets and Private Banking reporting units exceeded their carrying value including goodwill was 81 percent and 53 percent, respectively. Our goodwill impairment testing is however, highly sensitive to certain assumptions and estimates used as discussed above. We continue to perform periodic analyses of the risks and strategies of our business and product offerings. In the event that further significant deterioration in the economic and credit conditions beyond the levels already reflected in our cash flow forecasts occur, or changes in the strategy or performance of our business or product offerings occur, additional interim impairment tests will again be required in 2010.

Valuation of Financial Instruments – A substantial portion of our financial assets and liabilities are carried at fair value. These include trading assets and liabilities, including derivatives held for trading, derivatives used for hedging and securities available-for-sale. Certain loans held for sale, which are carried at the lower of amortized cost or fair value, are also reported at fair value when their amortized cost exceeds their current fair value.

Where available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is determined using internally developed valuation models based on inputs that are either directly observable or derived from and corroborated by market data. These inputs include, but are not limited to, interest rate yield curves, option volatilities, option adjusted spreads and currency rates. Where neither quoted market prices nor observable market parameters are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management’s expectation that market participants would use in determining the fair value of the asset or liability. However, these unobservable inputs must incorporate market participants’ assumptions about risks in the asset or liability and the risk premium required by market participants in order to bear the risks. The determination of appropriate unobservable inputs requires exercise of management judgment. A significant majority of our assets and liabilities that are reported at fair value are measured based on quoted market prices and observable market-based or independently-sourced inputs.

We review and update our fair value hierarchy classifications at the end of each quarter. Quarterly changes related to the observability of the inputs to a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets (including assets measured at the lower of cost or fair value) were eight percent of total assets measured at fair value at December 31, 2009. Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or changes in common shareholder’s equity recorded for a particular financial instrument. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value see “Fair Value” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following is a description of the significant estimates used in the valuation of financial assets and liabilities for which quoted market prices and observable market parameters are not available.

Complex Derivatives Held for Trading – Fair value for the majority of our derivative instruments are based on internally developed models that utilize independently sourced market parameters. For complex or long-dated derivative products where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about the timing of cash flows and credit spreads. The fair values of certain structured credit and structured equity derivative products are sensitive to unobservable inputs such as default correlations and volatilities. These estimates are susceptible to significant changes in future periods as market conditions evolve.

We may adjust certain fair value estimates to ensure that those estimates appropriately represent fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as market liquidity and counterparty credit risk. Where relevant, a liquidity adjustment is applied to determine the measurement of an asset or a liability that is required to be reported at fair value. Assessing the appropriate level of liquidity adjustment requires management judgment and is often affected by the product type, transaction-specific terms and the level of liquidity for the product in the market. For financial liabilities, including derivatives measured

HSBC USA Inc.

at fair value, we consider the effect of our own non-performance risk on fair values. In assessing the credit risk relating to derivative assets and liabilities, we take into account the impact of risk mitigants including, but not limited to, master netting and collateral arrangements. Finally, other transaction specific factors such as the selection of valuation models available, the range of unobservable model inputs and other model assumptions can affect fair value estimates. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

Derivatives Held for Hedging – Derivatives designated as qualified hedges are tested for effectiveness of the hedge. For these transactions, assessments are made at the inception of the hedge and on a recurring basis, whether the derivative used in the hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using statistical regression analysis.

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

Loans held for sale – Certain residential mortgage whole loans are classified as held for sale and are accounted for at lower of cost or fair value. The fair value of certain of these loans is determined based on valuations of mortgage-backed securities that would be observed in a hypothetical securitization adjusted for dissimilarity in the underlying collateral, market liquidity, and direct transaction costs to convert mortgage loans into securities. During the recent market turmoil, pricing information on mortgage related assets became less available. In an inactive market where securitizations of mortgage whole loans may not regularly occur, we utilize alternative market information by reference to different exit markets to determine or validate the fair value of our mortgage whole loans. The determination of fair value for mortgage whole loans takes into account factors such as the location of the collateral, the loan-to-value ratio, the estimated rate and timing of delinquency, the probability of foreclosure and loss severity if foreclosure does occur.

Loans elected for the fair value option – We elected to measure certain leveraged finance loans and commercial loans at fair value under the fair value option provided by U.S. GAAP. Where available, market-based consensus pricing obtained from independent sources is used to estimate the fair value of leveraged loans. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for estimates of prepayments, defaults, and recoveries, discounted at management’s estimate of the rate that would be required by market participants in the current market conditions. We attempt to corroborate estimates of prepayments, defaults, and recoveries using observable data by correlation or other means. We also consider the specific loan characteristics and inherent credit risk and risk mitigating factors such as the nature and characteristics of the collateral arrangements in determining fair value. Continued lack of liquidity in credit markets has resulted in a significant decrease in the availability of observable market data, which has resulted in an increased level of management judgment required to estimate fair value for loans held for sale.

HSBC USA Inc.

Structured Deposits and Structured Notes – Certain hybrid instruments, primarily structured notes and structured certificates of deposit, were elected to be measured at fair value in their entirety under the fair value option provided by U.S. GAAP. As a result, derivative features embedded in those instruments are included in the fair value measurement of the instrument. Depending on the complexity of the embedded derivative, the same elements of valuation uncertainty and adjustments described in the derivative sections above would apply to hybrid instruments. Additionally, cash flows for the funded notes and deposits are discounted at the appropriate rate for the applicable duration of the instrument adjusted for our own credit spreads. The credit spreads applied to these instruments are derived from the spreads at which institutions of similar credit standing would be charged for issuing similar structured instruments as of the measurement date.

Own debt issuances for which the fair value option has been elected are traded in the OTC market. The fair value of our own debt issuances is determined based on the observed prices for the specific debt instrument transacted in the secondary market. To the extent the inputs are observable, less judgment is required in determining the fair value. In many cases, management can obtain quoted prices for identical or similar liabilities. However, the markets may become inactive at various times where prices are not current or price quotations vary over time or among market makers. In these situations, valuation estimates involve using inputs other than quoted prices to value both the interest rate component and the credit component of the debt. Changes in such estimates, and in particular the credit component of the valuation, can be volatile from period to period and may markedly impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss).

Asset-backed securities – Mortgage-backed securities and other asset-backed securities including Collateralized Debt Obligations (CDOs) and Collateralized Loan Obligations (CLOs) are classified as either available-for-sale or held for trading and are measured at fair value. The fair value measurements of these asset classes are primarily determined or validated by inputs obtained from independent pricing sources adjusted for the differences in the characteristics and performance of the underlying collateral, such as prepayments and defaults. During the recent credit crisis, the valuations of certain mortgage-backed and asset-backed securities have become less transparent. For these securities, internal valuation estimates are used to validate the pricing information obtained from independent pricing sources which measure fair value based on information derived from both observable and unobservable inputs.

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

Because the fair value of certain financial assets and liabilities are significantly impacted by the use of estimates, the use of different assumptions can result in changes in the estimated fair value of those assets and liabilities, which can result in equity and earnings volatility as follows:

•	Changes in the fair value of trading assets and liabilities are recorded in current period earnings;

•	Changes in the fair value of securities available-for-sale are recorded in other comprehensive income;

•	Changes in the fair value of loans held for sale when their amortized cost exceeds fair value are recorded in current period earnings;

•	Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings; and

•	Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent of its effectiveness, until earnings are impacted by the variability of cash flows from the hedged item.

Impairment of Securities Available-for-sale – Securities available-for-sale are measured at fair value and changes in fair value, net of related income taxes, are recognized in equity in other comprehensive income until the securities are either sold or an other-than-temporary impairment loss is recognized. Where the amount recognized in other

HSBC USA Inc.

comprehensive income related to a security available-for-sale represents a loss, the security is deemed to be impaired. To the extent that the impairment is deemed to be other-than-temporary, an other-than-temporary impairment loss is recognized. However for financial statement presentation purposes,only the credit loss component of such difference is recognized in earnings for a debt security that we do not intend to sell and for which it is not more-likely-than-not that we will be required to sell prior to recovery of its amortized cost basis.

Total securities available-for-sale amounted to $27.8 billion and $24.9 billion at December 31, 2009 and 2008, respectively, of which $26.5 billion or 95.5 percent at December 31, 2009 and $24.9 billion or 99.8 percent at December 31, 2008 were debt securities. The amount recorded in other comprehensive income relating to debt securities available-for-sale amounted to an increase of $526 million and a reduction of $471 million at December 31, 2009 and 2008, respectively. A reduction in other comprehensive income relating to a debt security available-for-sale occurs when the fair value of the security is less than the security’s acquisition cost (net of any principal repayments and amortization) less any other-than-temporary impairment loss recognized in earnings.

Management is required to exercise judgment in determining whether an impairment is other-than-temporary or reflects a credit loss that must be recognized in earnings. For debt securities available-for-sale, the objective evidence required to determine whether an impairment is other-than-temporary or reflects a credit loss comprises evidence of the occurrence of a loss event that results in a decrease in estimated future cash flows. Where cash flows are readily determinable, a low level of judgment may be involved. Where determination of estimated future cash flows requires consideration of a number of variables, some of which may be unobservable in current market conditions, more significant judgment is required.

The most significant judgments concern more complex instruments, such as asset-backed securities (“ABSs”), where it is necessary to consider factors such as the estimated future cash flows on underlying pools of collateral, the extent and depth of market price declines and changes in credit ratings. The review of estimated future cash flows on underlying collateral is subject to estimation uncertainties where the assessment is based on historical information on pools of assets, and judgment is required to determine whether historical performance is likely to be representative of current economic and credit conditions.

There is no single factor to which our charge for other-than-temporary impairment of debt securities available-for-sale is particularly sensitive, because of the range of different types of securities held, the range of geographical areas in which those securities are held, and the wide range of factors which can affect the occurrence of loss events and cash flows of securities, including different types of collateral.

Management’s current assessment of the holdings of available-for-sale ABSs with the most sensitivity to possible future impairment is focused on subprime and Alt-A residential mortgage-backed securities (“MBSs”). Our principal exposure to these securities is in the Global Banking and Markets’ business. Excluding holdings in certain special purpose entities where significant first loss risks are borne by external investors, the available-for-sale holdings in these categories within Global Banking and Markets amounted to $136 million at December 31, 2009 ($38 million at December 31, 2008). The available-for-sale fair value adjustment as at December 31, 2009 in relation to these securities was an unrealized gain of $7 million and at December 31, 2008, an unrealized loss of $23 million.

The main factors in the reduction in fair value of these securities over the period were the effects of reduced market liquidity and negative market sentiment. The level of actual credit losses experienced was relatively low in both 2009 and 2008, notwithstanding the deterioration in the performance of the underlying mortgages in the period as U.S. house prices fell and defaults increased. The absence of significant credit losses is judged to be attributable to the seniority of the tranches we held as well as the priority for cash flow held by these tranches. In 2009, we recognized other-than-temporary impairment of $208 million of which $124 million related to credit losses which was recorded through earnings. In 2008, we recognized other-than-temporary impairment of $231 million, all of which was recorded through earnings.

It is reasonably possible that outcomes in the future could be different from the assumptions and estimates used in identifying impairment on available-for-sale debt securities and, as a result, impairment may be identified in available-for-sale debt securities which had previously been determined not to be impaired. It is possible that this could result in the recognition of material impairment losses in future periods.

HSBC USA Inc.

Mortgage Servicing Rights (“MSRs”) – We recognize retained rights to service mortgage loans as a separate and distinct asset at the time the loans are sold. We initially value Mortgage Servicing Rights (“MSRs”) at fair value at the time the related loans are sold and subsequently measure MSRs at fair value at each reporting date with changes in fair value reflected in income in the period that the changes occur.

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

Deferred Tax Assets  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances, totaled $2.1 billion and $1.7 billion as of December 31, 2009 and 2008, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws, we have included the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

Since recent market conditions have created significant downward pressure and volatility on our near-term pretax book income, our analysis of the realizability of deferred tax assets significantly discounts any future taxable income expected from operations and relies to a greater extent on continued liquidity and capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. We are included in HSBC North America’s consolidated Federal income tax return and in certain combined state returns. As we have entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which govern the current amount of taxes to be paid or received by the various entities, we look at HSBC North America and its affiliates, together with the tax planning strategies identified, in reaching our conclusion on recoverability. Absent capital support from HSBC and implementation of the related tax planning strategies, we would be required to record a valuation allowance against our deferred tax assets.

The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. Furthermore, if future events differ from our current forecasts, valuation allowances may need to be established or adjusted, which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need and adequacy of any valuation allowance.

HSBC USA Inc.

Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 can be found in Note 18, “Income Taxes,” of this Form 10-K.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at December 31, 2009, and movements in comparison with prior periods, are summarized in the table below.

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	Amount	%	Amount	%

	(dollars are in millions)

Period end assets:
Short-term investments	$24,314	$(5,411)	(18.2)%	$2,329	10.6%
Loans, net	75,628	(3,088)	(3.9)	(13,514)	(15.2)
Loans held for sale	2,908	(1,523)	(34.4)	(2,362)	(44.8)
Trading assets	25,815	(5,477)	(17.5)	(10,813)	(29.5)
Securities	30,568	2,785	10.0	7,715	33.8
Other assets	11,846	(1,776)	(13.0)	(241)	(2.0)

	$171,079	$(14,490)	(7.8)%	$(16,886)	(9.0)%

Funding sources:
Total deposits	$118,337	$(701)	(.6)%	$2,167	1.9%
Trading liabilities	8,010	(8,313)	(50.9)	(8,243)	(50.7)
Short-term borrowings	6,512	(3,983)	(38.0)	(5,320)	(45.0)
Interest, taxes and other liabilities	5,035	128	2.6	830	19.7
Long-term debt	18,008	(4,081)	(18.5)	(10,260)	(36.3)
Shareholders’ equity	15,177	2,460	19.3	3,940	35.1

	$171,079	$(14,490)	(7.8)%	$(16,886)	(9.0)%

Short-Term Investments Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. Balances will fluctuate from year to year depending upon our liquidity position at the time. Overall balances decreased in 2009 as 2008 balances reflect our positioning for the anticipated purchase of the credit card and auto finance receivable portfolios from HSBC Finance which was completed in January 2009.

HSBC USA Inc.

Loans, Net Loan balances at December 31, 2009, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	Amount	%	Amount	%

	(dollars are in millions)

Total commercial loans	$30,304	$(7,125)	(19.0)%	$(6,531)	(17.7)%
Consumer loans:
Residential mortgages excluding home equity mortgages	13,722	(4,226)	(23.5)	(14,377)	(51.2)
Home equity mortgages	4,164	(385)	(8.5)	(230)	(5.2)

Total residential mortgages	17,886	(4,611)	(20.5)	(14,607)	(45.0)
Auto finance	1,701	1,547	100+	1,377	100+
Private label	15,091	(1,983)	(11.6)	(2,336)	(13.4)
Credit Card	13,048	10,911	100+	11,232	100+
Other consumer	1,459	(363)	(19.9)	(202)	(12.2)

Total consumer loans	49,185	5,501	12.6	(4,536)	(8.4)

Total loans	79,489	(1,624)	(2.0)	(11,067)	(12.2)
Allowance for credit losses	3,861	1,464	61.1	2,447	100+

Loans, net	$75,628	$(3,088)	(3.9)%	$(13,514)	(15.2)%

Commercial loans have decreased compared to 2008 and 2007 due to increased paydowns on loans across all commercial businesses, managed reductions in certain exposures, including higher underwriting standards, as well as lower overall demand from our core customer base.

Residential mortgage loans have decreased since December 31, 2008 and 2007. As a result of balance sheet initiatives to more effectively manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we sell a majority of our new residential loan originations through the secondary markets and have allowed the existing loan portfolio to run off, resulting in reductions in loan balances. Additionally, lower residential mortgage loan balances reflect the sale of approximately $4.5 billion of prime adjustable and fixed rate residential mortgage loans during 2009 and approximately $7.0 billion of prime adjustable and fixed rate residential mortgage loans during 2008.

As previously discussed, real estate markets in a large portion of the United States have been and continues to be affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our mortgage loan portfolio have generally deteriorated since origination. Refreshed loan-to-value ratios for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale, are presented in the table below.

	Refreshed LTVs(1)(2)		Refreshed LTVs(1)(2)
	at December 31, 2009		at December 31, 2008
	First Lien	Second Lien	First Lien	Second Lien

LTV<80%	71.5%	62.8%	80.7%	63.7%
80%≤LTV<90%	14.3	14.9	10.8	15.3
90%≤LTV<100%	7.7	9.5	5.7	10.0
LTV≥100%	6.5	12.8	2.8	11.0
Average LTV for portfolio	68.1%	74.2%	62.2%	73.4%

(1)	Refreshed LTVs for first liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date. Refreshed LTVs for second liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the

HSBC USA Inc.

property’s appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

(2)	Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of September 30, 2009. For 2008, the information in the table above reflects estimated property values using HPI’s as of December 31, 2008.

Credit card receivable balances increased from 2008 and 2007 largely due to the purchase of the GM and UP Portfolios, with an outstanding principal balance of $12.4 billion at the time of purchase in January 2009 from HSBC Finance as discussed above. Lower balances related to private label credit cards from 2008 and 2007 are due primarily to the tightening of underwriting criteria to lower the risk profile of the portfolio, the exit of certain merchant relationships and lower customer spending.

Auto finance loans have increased from both 2008 and 2007 as a result of the purchase of $3.0 billion of auto finance loans in January 2009 from HSBC Finance as discussed above, partially offset by run-off, the transfer of $353 million to loans held for sale in 2009 and the continued run-off of our indirect auto financing loans which we no longer originate.

Other consumer loans have decreased primarily due to the discontinuation of originations of student loans and run-off of our installment loan portfolio.

Loans Held for Sale Loans held for sale at December 31, 2009 and increases (decreases) over prior periods are summarized in the following table.

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	Amount	%	Amount	%

	(dollars are in millions)

Total commercial loans	$1,126	$252	28.8%	$(839)	(42.7)%
Consumer loans:
Residential mortgages	1,386	(2,126)	(60.5)	(1,501)	(52.0)
Auto finance	353	353	100.0	353	100.0
Other consumer	43	(2)	(4.4)	(375)	(89.7)

Total consumer loans	1,782	(1,775)	(49.9)	(1,523)	(46.1)

Total loans held for sale	$2,908	$(1,523)	(34.4)%	$(2,362)	(44.8)%

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $1,126 million, $874 million and $1,939 million at December 31, 2009, 2008 and 2007, respectively, all of which are recorded at fair value. Commercial loan balances increased compared to December 31, 2008 primarily due to an increase in the fair value of the loans. Commercial loan balances decreased from December 31, 2007 primarily due to $648 million of leveraged acquisition finance loans being converted to corporate bonds in 2008 and an overall decrease in the market value of these loans since 2007 due to the adverse conditions in the corporate credit markets.

Residential mortgage loans held for sale include subprime residential mortgage loans of $757 million, $1,182 million and $1,869 million at December 31, 2009, 2008 and 2007, respectively, that were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. In addition to normal sale activity, during 2009 and 2008, we sold approximately $4.5 billion and $7.0 billion, respectively, of prime adjustable and fixed rate residential mortgage loans. We retained the servicing rights in relation to the mortgages upon sale.

HSBC USA Inc.

Auto finance loans held for sale at December 31, 2009 reflect the transfer of $353 million of auto finance loans to loans held for sale during 2009.

Other consumer loans held for sale consist of student loans which we no longer originate.

Residential mortgage, auto finance and other consumer loans held for sale are recorded at the lower of cost or market value. The cost of loans held for sale exceeded market value at December 31, 2009 and 2008, resulting in increases to the related valuation allowance during 2009 and 2008. This was primarily a result of adverse conditions in the U.S. residential mortgage markets in 2009 and 2008, although the dollar magnitude of the increases to the valuation allowance was lower during 2009 as compared to the prior year.

Trading Assets and Liabilities Trading assets and liabilities balances at December 31, 2009, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	Amount	%	Amount	%

	(dollars are in millions)

Trading assets:
Securities(1)	$5,340	$227	4.4%	$(7,785)	(59.3)%
Precious metals	12,256	7,351	100+	3,468	39.5
Derivatives	8,219	(13,055)	(61.4)	(6,496)	(44.1)

	$25,815	$(5,477)	(17.5)%	$(10,813)	(29.5)%

Trading liabilities:
Securities sold, not yet purchased	$131	$(275)	(67.7)%	$(1,313)	(90.9)%
Payables for precious metals	2,556	957	59.8	1,033	67.8
Derivatives	5,323	(8,995)	(62.8)	(7,963)	(59.9)

	$8,010	$(8,313)	(50.9)%	$(8,243)	(50.7)%

(1)	Includes U.S. Treasury securities, securities issued by U.S. government agencies and U.S. government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

Securities balances at December 31, 2009 increased slightly from 2008 as the impact of sales of mortgage backed and asset backed securities held for trading purposes in 2009 was more than offset by increased market values as the market rallied for asset backed securities. Securities balances decreased from 2007 reflecting lower outstandings due to sales and lower overall market values due to the adverse conditions experienced by the U.S. residential mortgage markets since 2007.

Higher precious metals balances at December 31, 2009 as compared to 2008 and 2007 were primarily due to higher prices on most metals and, compared to 2007, partially offset by lower inventory levels.

Derivative assets and liabilities balances from December 31, 2008 were impacted by market volatilities as valuations of foreign exchange, interest rate and credit derivatives all reduced from significant spreads tightening in all sectors. In addition, credit derivatives had a large decrease as a number of transaction unwinds and commutations reduced the outstanding market value as management sought to actively reduce exposure. Changes in derivative assets and liabilities balances from 2007 were impacted by increased values on derivative products including credit default swaps, foreign currency forward contracts and total return swaps as a result of movements in credit spreads and currency curves.

HSBC USA Inc.

Deposits Deposit balances by major depositor categories at December 31, 2009, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	Amount	%	Amount	%

	(dollars are in millions)

Individuals, partnerships and corporations	$98,407	$(226)	(.2)%	$6,996	7.7%
Domestic and foreign banks	13,549	(2,927)	(17.8)	(6,199)	(31.4)
U.S. government and states and political subdivisions	4,414	1,464	49.6	1,953	79.4
Foreign governments and official institutions	1,967	988	100 +	(583)	(22.9)

Total deposits	$118,337	$(701)	(.6)%	$2,167	1.9%

Total core deposits(1)	$83,227	$14,447	21.0%	$18,148	27.9%

(1)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits were a significant source of funding during 2009, 2008 and 2007. Total deposits at December 31, 2009 decreased slightly as compared to 2008 as a result of the maturing of several large time deposits that were not renewed, which was largely offset by growth in branch-based deposit products primarily driven by our Premier and branch expansion strategies and continued growth in the online savings product. Given our overall liquidity position, we continue to manage down low margin wholesale deposits in order to maximize profitability. Our relative liquidity strength has also allowed us to lower rates to be in line with our competition on several low margin deposit products. Deposits from foreign and domestic banks and financial institutions as well as foreign government and official institution deposits, which had decreased during the first half of 2009, collectively returned to more normalized levels during the second half of 2009. Core domestic deposits, which are the substantial source of our core liquidity, are significantly higher from December 31, 2008 and 2007.

Increased deposit balances from 2007 are a result of general growth across a range of our deposit products including in the online savings account, Premier Investor and certificates of deposits in both the core PFS and commercial banking businesses. Partially offsetting this were decreased deposits by foreign and domestic banks and foreign government and official institution deposits.

We maintain a growth strategy for our core retail banking business, which includes building deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•	HSBC Premier, HSBC’s global banking service that offers internationally minded mass affluent customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager. In 2009, Premier Investor savings has grown to $7.4 billion at December 31, 2009 from $5.5 billion at December 31, 2008 and Premier Checking has grown to almost $4.2 billion at December 31, 2009 from $2.6 billion at December 31, 2008;

•	Internet based products, including Online Savings, Online Payment and Online Certificate of Deposit accounts. Since their introduction in 2005, Online Savings balances have grown to $15.6 billion at December 31, 2009 as compared to $14.5 billion at December 31, 2008. Online certificates of deposit have decreased during 2009 to $741 million at December 31, 2009 from $1.0 billion at December 31, 2008;

•	Retail branch expansion in existing and new geographic markets to largely support the needs of our internationally minded customers. During 2009, we opened 18 new branches in the states of New Jersey, California, Washington, New York and in the District of Columbia; and

•	Driving cross-sell through closer alignment across all lines of business.

HSBC USA Inc.

On August 26, 2009, the FDIC announced that the Transaction Account Guarantee (the “TAG”) portion of the Temporary Liquidity Guarantee Program would be extended to June 30, 2010. In connection with the extension, the fee payable to the FDIC under the TAG will be increased from 10 basis points on any deposit amounts exceeding the $250,000 deposit insurance limit to 15, 20 or 25 basis points depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. On November 2, 2009, HSBC Bank USA and its affiliated banks advised the FDIC of their election to opt out of the six-month extension of the TAG. Our participation in the TAG ended on December 31, 2009.

Short-Term Borrowings Increased retail deposits and transaction banking sweeps reduced the need for short-term borrowings in 2009 compared to 2008. In addition, balances for securities sold under repurchase agreements and precious metals borrowings continued to decrease. Short-term borrowings were higher in 2007 due to an increase in federal funds purchased and an increase in precious metals borrowings in response to favorable precious metals market conditions.

Long-Term Debt Long-term debt has continued to decline compared to 2008 and 2007 as our overall asset levels have decreased and we continue to focus on deposit gathering activities. Incremental issuances from the $40.0 billion HSBC Bank USA Global Bank Note Program totaled $552 million during 2009 and $1.0 billion during 2008. Total debt outstanding under this program was $3.5 billion and $7.3 billion at December 31, 2009 and 2008, respectively.

Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $2.0 billion during 2009, none of which were issued as part of the FDIC’s Debt Guarantee Program. Incremental long-term debt issuances in 2008 from our shelf registration statement with the Securities and Exchange Commission totaled $5.8 billion, which included $2.7 billion of guaranteed senior notes issued in December 2008 as part of the FDIC’s Debt Guarantee Program. Total long-term debt outstanding under this shelf were $5.5 billion and $6.0 billion at December 31, 2009 and 2008, respectively.

We had borrowings from the Federal Home Loan Bank of New York (“FHLB”) of $1.0 billion and $2.0 billion at December 31, 2009 and 2008, respectively. At December 31, 2009, we had the ability to access further borrowings of up to $2.3 billion based on the amount pledged as collateral with the FHLB.

In January 2009, as part of the purchase of the GM and UP Portfolio from HSBC Finance, we assumed $6.1 billion of securities backed by credit card receivables that were accounted for as secured financings. Borrowings under these facilities totaled $2.4 billion at December 31, 2009.

We have entered into a series of transactions with Variable Interest Entities (“VIEs”) organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and debt of the VIEs. Debt obligations of the VIEs, which totaled $3.0 billion and $1.2 billion at December 31, 2009 and 2008, respectively, were included in long-term debt. See Note 26, “Special Purpose Entities,” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

HSBC USA Inc.

Results of Operations

Net Interest Income Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented in this MD&A under the caption “Consolidated Average Balances and Interest Rates.”

The following table presents changes in the components of net interest income according to “volume” and “rate”.

		2009 Compared to 2008			2008 Compared to 2007
		Increase (Decrease)			Increase (Decrease)
Year Ended December 31	2009	Volume	Rate	2008	Volume	Rate	2007

	(in millions)

Interest income:
Interest bearing deposits with banks	$44	$132	$(270)	$182	$(10)	$(99)	$291
Federal funds sold and securities purchased under resale agreements	45	(52)	(132)	229	(95)	(286)	610
Trading assets	219	(226)	(90)	535	(111)	13	633
Securities	997	152	(422)	1,267	73	(18)	1,212
Loans:
Commercial	1,160	(188)	(567)	1,915	449	(603)	2,069
Consumer:
Residential mortgages	884	(470)	(56)	1,410	(334)	15	1,729
Home equity mortgages	147	(4)	(71)	222	13	(102)	311
Private label cards	1,635	(78)	-	1,713	10	73	1,630
Credit cards	1,250	1,064	29	157	41	11	105
Auto finance	442	347	82	13	(13)	-	26
Other consumer	134	(29)	(25)	188	(17)	(14)	219

Total consumer	4,492	830	(41)	3,703	(300)	(17)	4,020
Other interest	46	(16)	(157)	219	176	(187)	230

Total interest income	7,003	632	(1,679)	8,050	182	(1,197)	9,065

Interest expense:
Deposits in domestic offices:
Savings deposits	583	63	(484)	1,004	52	(481)	1,433
Other time deposits	350	(175)	(344)	869	151	(507)	1,225
Deposits in foreign offices:
Foreign banks deposits	13	(41)	(164)	218	172	(479)	525
Other time and savings	45	9	(299)	335	(32)	(290)	657
Short-term borrowings	74	(34)	(175)	283	114	(188)	357
Long-term debt	782	(31)	(172)	985	(204)	(254)	1,443

Total interest expense	1,847	(209)	(1,638)	3,694	253	(2,199)	5,640

Net interest income - taxable equivalent basis	5,156	$841	$(41)	4,356	$(71)	$1,002	3,425

Tax equivalent adjustment	22			30			27

Net interest income - non taxable equivalent basis	$5,134			$4,326			$3,398

HSBC USA Inc.

The significant components of net interest margin are summarized in the following table.

Year Ended December 31	2009	2008	2007

Yield on total earning assets	4.57%	5.39%	6.24%
Rate paid on interest bearing liabilities	1.46	2.72	4.35

Interest rate spread	3.11	2.67	1.89
Benefit from net non-interest or paying funds	.25	.25	.47

Net interest margin	3.36%	2.92%	2.36%

Significant trends affecting the comparability of 2009 and 2008 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	2009		2008		2007
		Interest Rate		Interest Rate		Interest Rate
Year Ended December 31	Amount	Spread	Amount	Spread	Amount	Spread

	(dollars are in millions)

Net interest income/interest rate spread from prior year	$4,356	2.67%	$3,425	1.89%	$3,107	1.76%

Increase (decrease) in net interest income associated with:
Trading related activities	(78)		300		20
Balance sheet management activities(1)	(219)		634		(21)
Private label receivable portfolio	237		260		285
Credit card portfolio	1,068		77		(13)
Commercial loans	143		317		48
Deposits	(211)		(627)		(66)
Residential mortgage banking	(6)		(5)		(70)
Other activity	(134)		(25)		135

Net interest income/interest rate spread for current year	$5,156	3.11%	$4,356	2.67%	$3,425	1.89%

(1)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-K.

Trading related activities Net interest income for trading related activities decreased during 2009 due primarily to lower average balances of trading assets which was partially offset by lower cost of funds. Net interest income for trading related activities increased during 2008 and 2007, due primarily to decreased funding costs.

Balance sheet management activities Lower net interest income from balance sheet management activities during 2009 was due primarily to the sale of securities and the re-investment into lower margin securities, partially offset by positions taken in expectation of decreasing short-term rates. During 2008, higher net interest income from balance sheet management activities was due primarily to positions taken in expectation of decreasing short-term rates. We experienced lower net interest income in 2007 as a relatively flat yield curve and elevated short-term interest rates continued to limit opportunities to generate additional net funds income.

Private label credit card portfolio Net interest income on private label credit card receivables was higher during both 2009 and 2008 as a result of lower funding costs and lower amortization of premiums on the initial purchase as well as lower daily premiums. Net interest income was higher in 2007 due to increased balances due to the addition of new merchants, higher accrued income as a result of a more refined income recognition methodology on private

HSBC USA Inc.

label card promotional balances, repricing initiatives and lower premium amortization on the initial portfolio purchased.

Credit card portfolio Higher net interest income on credit card receivables during 2009 primarily reflects the impact of the purchase of the GM and UP Portfolios from HSBC Finance. Net interest income was higher in 2008 primarily due to the growing co-brand portfolio receivable balance and lower funding costs. Net interest income was lower in 2007 as a result of higher daily premiums and higher funding costs, partly mitigated by increased co-brand portfolio receivable balances.

Commercial loans Net interest income on commercial loans was higher during 2009 due primarily to loan repricing and lower funding costs, partially offset by lower balances. Net interest income was higher in 2008 and 2007 due to higher levels of commercial loans, particularly to middle-market customers.

Deposits Lower net interest income during 2009, 2008 and 2007 related to deposits is primarily due to spread compression on core banking activities in the PFS and CMB business segments. These segments have been affected by falling interest rates, growth in customer deposits in higher yielding deposit products, such as online savings and premier investor accounts, and an overall more competitive retail market.

Residential mortgage banking During 2009 and 2008, lower net interest income resulted from lower average residential loan outstandings partially offset by lower funding costs. Lower average residential loans outstanding resulted in part from the sale of approximately $4.5 billion of prime adjustable and fixed rate residential mortgages during 2009 and approximately $7 billion of prime residential mortgage loans in 2008.

Lower net interest income in 2007 primarily resulted from continuing narrowing of interest rate spreads and contraction of the residential mortgage loan portfolio as we continued to sell a majority of residential mortgage loan originations and allow the portfolio to run off as part of our strategy to reduce prepayment risk and improve liquidity.

Other activity Net interest income was lower in 2009 due to lower break funding charges charged back to specific loan portfolios which was partially offset by higher net interest income related to a portfolio of Auto finance loans purchased in January 2009 and lower funding costs on non-earning assets. Lower net interest income in 2008 was the result of lower interest income on consumer closed end loans, such as student loans and several run-off portfolios of direct and indirect consumer loans, as balances declined from 2007, which was partially offset but lower funding costs on non-earning assets. In 2007 lower funding costs on non-earning assets more than offset lower net interest income related to the above mentioned consumer closed end loans

Provision for Credit Losses The provision for credit losses associated with various loan portfolios is summarized in the following table:

Year Ended December 31,	2009	2008	2007

	(in millions)

Commercial	$665	$428	$205

Consumer:
Residential mortgages, excluding home equity mortgages	364	286	77
Home equity mortgages	195	219	49
Private label card receivables	1,280	1,282	972
Credit card receivables	1,450	223	123
Auto finance	104	4	8
Other consumer	86	101	88

Total consumer	3,479	2,115	1,317

Total provision for credit losses	$4,144	$2,543	$1,522

HSBC USA Inc.

We increased our credit loss reserves in both 2009 and 2008 as the provision for credit losses was $1,036 million greater than net charge-offs in 2009 and $983 million greater than net charge-offs in 2008. The provision as a percentage of average receivables was 4.79 percent in 2009, 2.92 percent in 2008 and 1.80 percent in 2007. The increase in both 2009 and 2008 reflects higher loss estimates in our commercial and consumer loan portfolios as discussed in more detail below.

Commercial loan provision for credit losses increased during 2009 as a result of higher loss estimates on our commercial real estate, business banking and corporate banking portfolios due to higher criticized loan levels reflecting customer downgrades in certain counterparties largely due to deteriorating economic conditions. Increased provision in our commercial real estate portfolio was largely due to condominium loans and land loans in the condominium construction market in South Florida and California, as well as in hotel and office construction in all markets, especially in the large metropolitan markets where construction projects have been delayed. Our business banking portfolio experienced weakness particularly in small balance relationships. Although our corporate banking portfolio has deteriorated in most industry segments and geographies, consistent with the overall deterioration in the U.S. economy, customers in those areas of the economy that have experienced above average weakness such as apparel, auto related suppliers and construction related businesses have been particularly affected. Commercial loan provision also increased as a result of a specific provision relating to a single private banking client relationship recorded in the third quarter of 2009. These increases were partially offset by lower overall provisions in our middle market portfolio due to fewer downgrades in 2009. During 2008, our provision for credit losses on commercial loans also increased as increased provisions for our commercial real estate, middle market and corporate banking portfolios resulted from higher criticized asset levels reflecting customer downgrades due to deteriorating economic conditions.

The provision for credit losses on residential mortgages including home equity mortgages increased $54 million and $379 million during 2009 and 2008, respectively. The increase in provision for credit losses on residential mortgages during both years was attributable to increased delinquencies within the prime residential first mortgage loan portfolio and in 2008, higher loss estimates in our home equity mortgage loan portfolio due primarily to the continued deterioration in real estate values in certain markets. In 2008, the increase in provision for credit losses on residential mortgages also reflects, to a lesser extent, the impact of a portfolio of nonconforming residential mortgage loans which we purchased from HSBC Finance (the “HMS Portfolio”) in 2003 and 2004.

The provision for credit losses associated with credit card receivables in 2009 was significantly impacted by the purchase of the GM and UP Portfolios as previously discussed. Excluding these portfolios in 2009, provision remained higher in both years, primarily from higher delinquencies and charge offs within the co-brand credit card portfolios due to higher levels of personal bankruptcy filings, the impact from a weakened U.S. economy and lower recovery rates.

Provision expense associated with our private label card portfolio was relatively flat in 2009 as the impact of higher charge-off levels was largely offset by lower receivable levels, stable delinquency trends and an improved outlook on future loss estimates as the impact of higher unemployment levels on losses has not been as severe as previously anticipated due to signs of home price stability in the second half of the year and tighter underwriting. In 2008, provision expense increased in our private label card portfolio due to higher delinquency and charge-off levels as well as increased levels of personal bankruptcy filings, lower recovery rates on previously charged-off accounts and the impact from continued weakening in the U.S. economy also contributed to the increase.

Provision expense associated with our auto finance portfolio during 2009 increased primarily due to the purchase of $3.0 billion in auto finance loans from HSBC Finance in January 2009. In 2008, provision expense associated with our auto finance portfolio declined due to run-off.

Our methodology and accounting policies related to the allowance for credit losses are presented in “Critical Accounting Policies and Estimates” in this MD&A and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” in the accompanying consolidated financial statements. See “Credit Quality” in this MD&A for additional commentary on the allowance for credit losses associated with our various loan portfolios.

HSBC USA Inc.

Other Revenues (Losses) The components of other revenues are summarized in the following tables.

Year Ended December 31,	2009	2008	2007

	(in millions)

Credit card fees	$1,356	$879	$817
Other fees and commissions	837	733	762
Trust income	125	150	101
Trading revenue (loss)	347	(2,558)	129
Net other-than-temporary impairment losses	(124)	(231)	-
Other securities gains (losses), net	304	82	112
HSBC affiliate income:
Fees and commissions	136	117	130
Other affiliate income	11	20	34

Total HSBC affiliate income	147	137	164
Residential mortgage banking revenue(1)	172	(11)	74
Gain (loss) on instruments designated at fair value and related derivatives(2)	(253)	286	-
Other income (loss):
Valuation of loans held for sale	(250)	(513)	(504)
Insurance	24	37	36
Earnings from equity investments	30	61	78
Miscellaneous income	(1)	161	78

Total other income (loss)	(197)	(254)	(312)

Total other revenues (losses)	$2,714	$(787)	$1,847

(1)	Includes servicing fees received from HSBC Finance of $12 million and $14 million during 2009 and 2008, respectively.

(2)	Includes gains and losses associated with financial instruments elected to be measured at fair value and the associated economically hedging derivatives. See Note 17, “Fair Value Option,” in the accompanying consolidated financial statements for additional information.

Credit Card Fees Higher credit card fees during 2009 were due primarily to substantially higher outstanding credit card balances due to the purchase of the GM and UP Portfolios as previously discussed. Also contributing to the increase are higher late fees on private label cards due to increased average delinquency levels throughout 2009 partially offset by higher fee charge-offs due to increased loan defaults. Higher credit card fees in 2008 reflect higher late fees on private label cards due to increased delinquency levels and growth of the co-brand portfolio. These increases were partially offset by higher fee charge-offs due to increased loan defaults and the impact of changes in our credit card fee practices implemented in the fourth quarter of 2007.

Other Fees and Commissions Other fee-based income increased during 2009 due to higher customer referral fees, commercial loan commitment fees, loan syndication fees and fees generated by the Payments and Cash Management business. These same factors also drove the increase in 2008, excluding the impact of the sale of our Wealth and Tax Advisory Services (WTAS) subsidiary in 2007, which contributed $104 million of fee based income during 2007.

Trust Income Trust income declined in 2009 primarily due to lower domestic custody fees from lower assets under management and margin pressures as money market assets have shifted from higher fee asset classes to lower fee institutional class funds. In 2008, higher trust income was due primarily to an increase in advisor fees related to HSBC money market investor funds from increased activity in the Asset Management business within the Global Banking and Markets segment. This activity increased significantly in 2008 due to the success of selling and retaining assets within domestic money market funds as customers have migrated to deposit products and larger, well-capitalized institutions.

HSBC USA Inc.

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

Year Ended December 31,	2009	2008	2007

	(in millions)

Trading revenue (loss)	$347	$(2,558)	$129
Net interest income (loss)	186	264	(36)

Trading related revenue (loss)	$533	$(2,294)	$93

Business:
Derivatives	$(364)	$(2,368)	$(179)
Balance sheet management	139	(460)	(82)
Foreign exchange and banknotes	328	496	245
Precious metals	67	96	77
Global banking	367	(78)	29
Other trading	(4)	20	3

Trading related revenue (loss)	$533	$(2,294)	$93

2009 Compared to 2008 Trading revenue (loss) during 2009 continued to be affected by reduced liquidity and volatility in the credit markets although the magnitude of such impacts was not as severe when compared to the year-ago period. While liquidity has improved in 2009, it continues to be lower than experienced before the financial crisis. Trading revenue (loss) for 2008 was significantly affected by reduced liquidity, widening spreads and higher volatility in the credit markets.

Trading revenue related to derivatives improved significantly during 2009 due to the performance of structured credit products which reported total losses of $371 million during 2009 as compared to total losses of $2.5 billion during 2008. The performance of credit derivatives improved in 2009 as credit spread volatility and the outlook for corporate defaults stabilized, and exposures to several counterparties, including monoline insurers, were reduced as a result of the early termination of transactions. As a result we recorded losses for monolines of $152 million during 2009 compared to losses of $1,020 million in 2008.

Trading income related to balance sheet management activities improved in 2009 primarily due to more favorable trends in credit spreads on asset backed securities held for trading purposes and increased sales of mortgage backed and other asset backed securities held for trading purposes.

Foreign exchange and Banknotes revenue declined in 2009 primarily due to lower volumes and narrower trading spreads in Foreign Exchange and a reduction in demand for physical currency in Banknotes.

Precious metals continued to deliver strong results in 2009, however revenue declined from 2008 levels which benefitted from a higher demand for metals due to economic instability, which eased somewhat in 2009.

Global banking revenue increased during 2009 primarily due to increased values on corporate bonds as credit spreads narrowed on these securities compared to 2008.

2008 Compared to 2007 Trading losses related to derivatives increased substantially during 2008. Structured credit products sustained losses of approximately $2.5 billion during 2008, as compared to $264 million in 2007, as credit spreads continued to widen and corporate defaults increased causing losses related to hedging the portfolio as well as related to counterparty exposures. Structured funds suffered losses of $130 million from clients that were impacted by the fraud at Madoff Securities. Partially offsetting these reductions were improved results in Emerging

HSBC USA Inc.

Markets and Credit Flow trading, as well as gains in equity derivatives on the sale of MasterCard B shares during the second quarter of 2008, which resulted in trading revenue of $134 million.

Trading losses related to balance sheet management activities increased primarily due to credit spreads widening on asset backed securities held for trading purposes.

The foreign exchange business contributed increased revenues in 2008 as a result of ongoing market volatility and increased customer activity. Banknotes revenues were also higher in 2008 due to wider margins and increased demand for physical currency driven by a volatile economic climate.

Precious metals trading benefitted from higher trading volumes in 2008 as customer demand for metals as an alternative investment increased in reaction to a weaker U.S. dollar.

Losses from Global Banking in 2008 primarily relate to losses on corporate bonds which is attributable to widening credit spreads on these bonds.

Net Other-Than-Temporary Impairment Losses During 2009, 28 debt securities were determined to be other-than-temporarily impaired. In accordance with the recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairments on debt securities, only the credit loss component is shown in earnings. Prior to 2009, all other-than-temporary impairment losses were recorded in earnings. The following table presents the various components of other-than-temporary impairment.

Year Ended December 31,	2009	2008	2007

	(in millions)

Total other-than-temporary impairment losses(1)	$(208)	$(231)	$-
Portion of loss recognized in other comprehensive income (loss), before taxes	84	-	-

Net other-than-temporary impairment losses recognized in consolidated statement of income (loss)	$(124)	$(231)	$-

(1)	During the year ended December 31, 2008, three asset backed securities and the preferred securities of FNMA were determined to be other-than-temporarily impaired.

Other Securities Gains (Losses), Net We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. The following table summarizes the net other securities gains (losses) resulting from various strategies.

Year Ended December 31,	2009	2008	2007

	(in millions)

Sale of MasterCard or Visa Class B Shares	$48	$83	$55
Securities available-for-sale	256	-	-
Reduction of Latin and South American exposure	-	-	26
Sale of an equity investment to an HSBC affiliate(1)	-	-	9
Other	-	(1)	22

Total securities gains (losses), net	$304	$82	$112

(1)	Represents net gains realized from transfers of various available-for-sale securities, other non-marketable securities and equity investments as part of a strategy to consolidate certain investments into common HSBC entities.

During 2009, we sold $11.2 billion of mortgage-backed and other asset-backed securities as part of a strategy to reduce prepayment risk as well as risk-weighted asset levels and recognized a gain of $234 million, which is included as a component of other security gains, net above. Gross realized gains and losses from sales of securities are summarized in Note 6, “Securities.” In the accompanying consolidated financial statements.

HSBC Affiliate Income Affiliate income was higher during 2009 due largely to higher fees and commissions earned from HSBC Markets, USA (“HMUS”) and HSBC Securities, USA. These increases were partially offset by lower

HSBC USA Inc.

net sales credits received from affiliates for customer referrals and lower gains on tax refund anticipation loans due to lower origination volumes as there was an on-going relationship with only one third party provider during the 2009 tax season, as well as a shift in mix to lower revenue, lower risk products. During 2008, lower HSBC affiliate income reflects lower gains on the sale of mortgages to HMUS due to decreased activity under the programs driven by illiquidity in the credit and subprime markets causing a decrease in loans sold. Additionally lower HSBC affiliate income in 2008 reflects a decrease in gains related to lower volumes of tax refund anticipation loan originations, partially offset by higher customer referral and other fees.

Residential Mortgage Banking Revenue The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income in the consolidated statement of income (loss) and reflects actual interest earned, net of interest expense and corporate transfer pricing.

Year Ended December 31	2009	2008	2007

	(in millions)

Net interest income	$249	$255	$260

Servicing related income:
Servicing fee income	129	130	116
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	60	(213)	(18)
Realization of cash flows	(56)	(96)	(85)
Trading – Derivative instruments used to offset changes in value of MSRs	(31)	160	10

Total servicing related income	102	(19)	23

Originations and sales related income:
Gains (losses) on sales of residential mortgages	30	(17)	26
Trading and hedging activity	18	3	-

Total originations and sales related income	48	(14)	26

Other mortgage income	22	22	25

Total residential mortgage banking revenue included in other revenues (losses)	172	(11)	74

Total residential mortgage banking related revenue	$421	$244	$334

Average owned residential mortgage loans	$18,859	$28,271	$33,632

Lower net interest income during 2009 and 2008 reflects lower loan balances, partially offset by lower funding costs as well as reduced deferred cost amortization on lower average outstandings. Lower loan balances in each period reflect the sale of approximately $4.5 billion of prime adjustable and fixed rate residential mortgages during 2009 and approximately $7.0 billion of prime residential mortgage loans in 2008, for which we retained the servicing rights. We continue to sell the majority of new loan originations to government sponsored enterprises and private investors and allow existing loans to runoff.

Total servicing related income increased in 2009 due to a better net hedged MSR performance following a very volatile mortgage market in 2008. Servicing fee income was flat to 2008 levels as payments owed to government sponsored enterprises increased significantly during 2009 as prepayments increased. The average serviced loans portfolio increased approximately 11 percent and 14 percent during 2009 and 2008 respectively. Servicing related income decreased in 2008 compared to 2007 largely due to unfavorable net hedged MSR performance primarily from increased market volatility in the mortgage market.

HSBC USA Inc.

Originations and sales related income increased in 2009 primarily due to gains from loan sales, partially offset by an increase in our reserve for potential repurchase liability exposures. In 2009, we recorded gains of $70 million on sales of approximately $4.5 billion in residential mortgage loans, compared to gains of $17 million on sales of approximately $7.0 billion in 2008. In 2008, originations and sales related income decreased compared to 2007 due to a negative mark on a pool of Alt-A loans classified as held for sale at year end as well as a lower basis point gain on recurring individual loan sales. The negative mark was driven by volatile market conditions. The decrease was partially offset by the gains on non-recurring loan sales described above.

Gain (loss) on instruments designated at fair value and related derivatives We have elected to apply fair value option accounting to commercial leveraged acquisition finance loans, unfunded commitments, certain own fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. See Note 17, “Fair Value Option,” in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.

Valuation of Loans Held for Sale Continued deterioration in the U.S. mortgage markets have resulted in negative valuation adjustments on loans held for sale during 2009 and 2008 although the valuation adjustments recorded in 2009 were not as severe as market conditions began to improve in the second half of 2009. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are sub-prime residential mortgage loans with a fair value of $757 million and $1.2 billion as of December 31, 2009 and 2008, respectively. Loans held for sale are recorded at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Overall weakness and illiquidity in the U.S. residential mortgage market and continued delinquencies, particularly in the sub-prime market, resulted in valuation adjustments totaling $233 million and $505 million being recorded on these loans during 2009 and 2008, respectively. Valuations on residential mortgage loans we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss).

In addition, we recorded valuation adjustments on education loans held for sale of $17 million and $8 million during 2009 and 2008, respectively.

Other Income (Loss) Excluding the valuation of loans held for sale as discussed above, other income (loss) decreased during 2009 due to lower valuations on credit default swaps used to economically hedge credit exposures, combined with lower equity investment income driven by the sale of our equity interest in HSBC Private Bank (Suisse) S.A. in the first quarter of 2009. These decreases were partially offset by an $85 million gain related to a judgment whose proceeds were used to redeem 100 preferred shares issued to CT Financial Services, Inc. The obligation to redeem the preferred shares upon our receipt of the proceeds from the judgment represented a contractual arrangement established in connection with our purchase of a community bank from CT Financial Services Inc. in 1997 at which time this litigation remained outstanding. The $85 million we received, net of applicable taxes, was remitted in April to Toronto Dominion, who now holds beneficial ownership interest in CT Financial Services Inc., and the preferred shares were redeemed. The increase in other income (loss) during 2008 is primarily due to higher miscellaneous income, primarily due to increased valuations on credit default swaps used to economically hedge credit exposures.

HSBC USA Inc.

Operating Expenses The components of operating expenses are summarized in the following table.

Year Ended December 31	2009	2008	2007

	(dollars are in millions)

Salaries and employee benefits
Salaries	$624	$720	$763
Employee benefits	501	508	589

Total salary and employee benefits	1,125	1,228	1,352
Occupancy expense, net	281	278	243
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	725	473	468
Fees paid to HMUS	250	213	246
Fees paid to HTSU	471	255	260
Fees paid to other HSBC affiliates	172	243	188

Total support services from HSBC affiliates	1,618	1,184	1,162
Other expenses:
Equipment and software	41	43	54
Marketing	116	137	140
Outside services	99	120	137
Professional fees	89	82	83
Telecommunications	14	20	20
Postage, printing and office supplies	16	36	39
Off-balance sheet credit reserves	20	81	6
FDIC assessment fee	208	58	9
Goodwill impairment(1)	-	54	-
Insurance business	51	42	24
Miscellaneous	252	241	317

Total other expenses	906	914	829

Total operating expenses	$3,930	$3,604	$3,586

Personnel – average number	9,710	11,731	12,336
Efficiency ratio	50.08%	101.83%	68.34%

(1)	Represents the entire amount of goodwill allocated to the residential mortgage banking reporting unit.

Salaries and employee benefits Salaries and employee benefits expense were collectively lower during 2009 and 2008 due to the transfer of support services employees to an affiliate, as described below, as well as continued cost management efforts, including the impact of global resourcing initiatives undertaken by management, which have resulted in lower headcount. The decrease in 2009 was partially offset by higher pension expense stemming from reduced plan asset values due to the volatile capital markets. During 2008, these decreases were partially offset by higher fringe benefits expense approximately $21 million resulting from a review of our employee benefit accruals and severance expense of $26 million due to ongoing efficiency initiatives.

Occupancy expense, net In 2009, occupancy expenses includes an impairment charge of $20 million related to a data center building held for use as part of our ongoing strategy to consolidate operations and improve efficiencies. Excluding this impairment charge in 2009, occupancy expense declined due to the transfer of shared services employees and their related workspace expenses to an affiliate as discussed below, partially offset by higher

HSBC USA Inc.

occupancy expense due to the continued expansion of the core banking and commercial lending networks within the PFS and CMB business segments, a key component of recent business expansion initiatives. Higher occupancy expenses in 2008 relate to the expansion of the core banking and commercial lending networks discussed above. As a result of these expansion efforts in 2009 and 2008, we opened 18 and 14 new branches, respectively, which resulted in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses. Expenses in 2008 also reflect $14 million of costs associated with branch optimization in select areas.

Support services from HSBC affiliates includes technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and certain other shared services charged to us by HTSU, as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans, private label card receivables, credit card receivables and, during 2009, auto finance receivables.

Support services from HSBC affiliates increased in 2009 as a result of a significant increase in fees paid to HSBC Finance for servicing largely as a result of the purchase of the GM and UP Portfolios as well as certain auto finance loans from HSBC Finance in early January 2009 as well as higher fees paid to HTSU due to increased services being provided as previously discussed. Support services from HSBC affiliates also increased in 2009 and 2008 as a result from higher utilization of other HSBC affiliates in support of global resourcing initiatives, which has resulted in a corresponding reduction in salary and employee benefit expense. Higher support services from HSBC affiliates in 2008 reflects higher utilization of other HSBC affiliates in support of global resourcing initiatives which was partially offset by a decrease in fees paid to HMUS for treasury and traded markets services.

Marketing Expenses Lower marketing and promotional expenses in 2009 resulted from optimizing marketing spend as a result of general cost saving initiatives. This was partially offset by a continuing investment in HSBC brand activities and marketing support for branch expansion initiatives, primarily within the PFS business segment. Higher marketing expenses in 2008 resulted from continuing investment in HSBC brand activities, promotion of the internet savings account and marketing support for branch expansion initiatives, primarily within the PFS business segment and increased marketing for CMB products and services.

Other Expenses Other expenses (excluding marketing expenses) increased during 2009 primarily due to higher FDIC assessment fees, including a $82 million special assessment recorded in the second quarter of 2009 and higher corporate insurance costs, partially offset by lower outside services fees, a release of off balance sheet credit reserves related to an advance by a large corporate customer and the impact of goodwill impairment charges recorded during 2008 with no similar charge being recorded in 2009.

Other expenses increased in 2008, primarily as a result of higher reserves on off-balance sheet credit exposures including letters of credit, unused commitments to extend credit and financial guarantees, a goodwill impairment charge of approximately $54 million, higher FDIC assessment fees, higher corporate insurance costs and higher debit card fraud expenses. Additionally, we recognized expenses of $6 million in 2008 relating to the purchase of Auction Rate Securities from customers and $5 million relating to a systems outage in August that impacted several of our customer deposit and electronic payment systems, which were brought back on line within days. Other expenses in 2008 also reflect a $36 million release of litigation expense accrual related to Visa that had originally been recorded during 2007, as compared to a $9 million release in 2009.

Efficiency Ratio Our efficiency ratio was 50.08 percent in 2009 compared to 101.83 in 2008 and 68.34 percent in 2007. The improvement in the efficiency ratio in 2009 resulted primarily from an increase in other revenues (losses) and net interest income. The deterioration of the efficiency ratio in 2008 resulted primarily from a decrease in other revenues (losses), partially offset by higher net interest income as expenses remained relatively flat.

Segment Results — IFRS Basis

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

HSBC USA Inc.

Our segment results are presented on an IFRSs Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis since we report to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 24, “Business Segments,” in the accompanying consolidated financial statements and under the caption “Basis of Reporting” in the MD&A section of this Form 10-K.

Personal Financial Services (“PFS”)

Overview During 2009, resources continued to be directed towards expansion of the core retail banking business, in particular, the growth of HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. In addition there was expansion of the branch network in existing and new geographic markets with international connectivity as well as investment in the HSBC brand. As a result, average personal deposits increased 12 percent during 2009 and Premier customers increased to 355,399 at December 31, 2009, a 37 percent increase from a year-ago. We remain focused on providing differentiated premium services to the internationally minded mass affluent and upwardly mobile customers.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises and to allow the existing on balance sheet portfolio to run-off. In addition to normal sale activity, during 2009, we sold approximately $4.5 billion of prime adjustable and fixed rate residential mortgage loans. We retained the servicing rights in relation to the mortgages upon sale. As a result, average residential mortgage loans in 2009 decreased approximately 35 percent as compared to 2008.

The following table summarizes the IFRSs Basis results for our PFS segment:

Year Ended December 31	2009	2008	2007

	(in millions)

Net interest income	$916	$849	$1,102
Other operating income	262	327	559

Total operating income	1,178	1,176	1,661
Loan impairment charges	616	520	139

	562	656	1,522
Operating expenses	1,255	1,353	1,302

Profit (loss) before tax	$(693)	$(697)	$220

2009 Profit (loss) before tax compared to 2008 Our PFS segment reported a decreased loss before tax in 2009 due to higher net interest income and lower operating expenses partially offset by lower other operating income and higher loan impairment charges.

Net interest income increased compared to prior year driven by a combination of customer rate cuts and additional funding credits on deposits as well as widening interest rate spreads on credit card balances due to reduced funding costs in the lower short term rate environment. This was partially offset by lower levels of mortgage loans outstanding driven by mortgage loan sales of approximately $4.5 billion during 2009.

Other operating income decreased during 2009 primarily due to lower personal service charges, ATM and other fees, and, beginning in 2009, a reclassification of loyalty program expenses for cards as a reduction to revenue. Additionally, 2008 benefited from an $83 million gain on the sale of Visa Class B shares. Also contributing to lower other operating income in 2009 was higher mortgage reinsurance costs and break funding charges from the Global Banking and Markets segment of $170 million relating to costs associated with early termination of the funding associated with residential mortgage loan sales compared with a similar charge of $142 million during 2008. These charges were partially offset by net gains on the sales of these same residential mortgage loans of $73 million and

HSBC USA Inc.

$22 million during 2009 and 2008, respectively, as well as better net hedged MSR performance following a very volatile mortgage market in 2008.

Deterioration in credit quality, particularly on prime residential mortgage loans and credit cards has negatively impacted results. Higher loan impairment charges in 2009 were driven by an increase in delinquencies, which resulted in significantly increased charge offs within the home equity mortgage loan and residential first mortgage loan portfolios due to increased loss severities as real estate values continued to deteriorate in certain markets. Loan impairment charges on credit card receivables and other consumer loans have also risen. The increase in charge offs within the prime residential mortgage loan portfolio was partially offset by a lower increase in overall reserve levels in 2009 compared to that experienced in 2008. Increased levels of personal bankruptcy filings and deterioration in the U.S. economy, including rising unemployment rates, have resulted in a deterioration in credit quality across all products as compared to the prior year.

Operating expenses decreased in 2009 as a result of efficiency programs in the branch network and a reclassification of customer loyalty expenses for credit cards to revenue, which more than offset growth in costs from branch expansion initiatives and higher FDIC assessment fees, including the special assessment in the second quarter of 2009. Operating expenses in 2009 also benefited from a $9 million release related to the VISA litigation accrual set up in 2007. The prior year period was also impacted by a $54 million goodwill impairment charge taken relating to the residential mortgage reporting unit, partially offset by a benefit from a release of $36 million related to the Visa legal accrual set up in 2007. In addition, customer loyalty program expenses for credit cards of $19 million were included in operating expense in the year-ago periods but were reclassified as reduction to revenue beginning in the first quarter of 2009 as discussed above.

2008 Profit (loss) before tax compared to 2007 Our PFS segment reported a loss before tax in 2008 due to significantly higher loan impairment charges, lower net interest income and lower other operating income as well as slightly higher operating expenses.

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

Other operating income decreased during 2008 due primarily to a $142 million intersegment charge from the Global Banking and Markets segment relating to the cost associated with early termination of the funding associated with mortgage loan sales throughout 2008, which was partially offset by a net gain on the sale of these residential mortgage loans of $22 million. Additionally, other operating income was lower due to higher losses on instruments used to economically hedge MSR’s and lower revenues of $9 million resulting from lower volumes of federal income tax refund anticipation loans originated by HSBC Bank USA and HSBC Trust Company (Delaware) (“HTCD”) and sold to HSBC Finance. Partially offsetting these lower revenues was an $83 million gain on the sale of Visa Class B shares recorded in the first quarter of 2008 and higher service charges and fee income for core banking and MasterCard/Visa credit card products. Additionally, 2007 revenue included a gain on the sale of MasterCard B shares of $45 million and a gain on the sale of branch properties of $21 million.

Higher loan impairment charges were driven by an increase in delinquencies, which resulted in significantly increased loan loss reserves as well as increased charge offs within the home equity mortgage loan and the residential first mortgage loan portfolios due to increased loss severities as real estate values continued to deteriorate in certain markets. Provisions on MasterCard/Visa receivables and other consumer loans have also risen. Increased levels of personal bankruptcy filings and a deteriorating U.S. economy, including rising unemployment rates and lower recovery rates, have driven higher delinquencies across all products.

Increased operating expenses in 2008 were primarily related to a goodwill impairment charge associated with the Residential Mortgage reporting unit, higher mortgage reinsurance costs and higher FDIC assessment fees. Additionally, there were higher staff, marketing and occupancy costs reflecting investment in branch expansion

HSBC USA Inc.

as well as costs associated with branch optimization initiatives, which reduced branches in certain select areas, higher customer loyalty program expenses for credit cards, higher debit card fraud expense, an increase in employee benefit costs and unexpected costs reflecting estimated exposure associated with a systems outage in August 2008. Partially offsetting these cost increases was the release of a legal provision of $36 million, representing a portion of the $70 million Visa indemnification reserve that was recorded in the fourth quarter of 2007.

Consumer Finance (“CF”)

Overview The CF segment includes the private label and co-brand credit cards, as well as other loans acquired from HSBC Finance or its correspondents, including the GM and UP Portfolios and auto finance loans purchased in January 2009 and portfolios of nonconforming residential mortgage loans (the “HMS Portfolio”) purchased in 2003 and 2004.

On January 6, 2009 we received regulatory approval to purchase the General Motors MasterCard receivables portfolio, the Union Plus MasterCard/Visa portfolio and certain auto finance receivables from HSBC Finance. As a result, the following transactions occurred:

•	GM Portfolio and UP Portfolio. On January 8, 2009, we purchased the GM Portfolio from HSBC Finance for aggregate consideration of approximately $6.2 billion, which included the assumption of approximately $2.7 billion of indebtedness. The GM Portfolio purchased consisted of receivables with an aggregate balance of approximately $6.3 billion. On January 9, 2009, we purchased the UP Portfolio from HSBC Finance for aggregate consideration of approximately $6.0 billion, which included the assumption of approximately $3.4 billion of indebtedness. The UP Portfolio consisted of receivables with an aggregate balance of approximately $6.1 billion. HSBC Finance retained the customer account relationships and now sells additional receivable originations generated under existing and future GM and UP accounts to us daily at fair value.

•	Auto Finance Receivables. On January 9, 2009, we purchased auto finance receivables with an aggregate balance of approximately $3.0 billion from HSBC Finance for an aggregate purchase price of approximately $2.8 billion.

HSBC Finance services the receivables purchased for a fee. While the receivable purchases in 2009 have resulted in increases to our net interest income and other operating income, they have also contributed to higher loan impairment charges and, to a lesser extent, higher operating expenses which overall has resulted in higher profit before tax in 2009.

The following table summarizes the IFRSs Basis results for our CF segment:

Year Ended December 31	2009	2008	2007

	(in millions)

Net interest income	$2,101	$1,250	$951
Other operating income	353	325	294

Total operating income	2,454	1,575	1,245
Loan impairment charges	2,073	1,650	1,187

	381	(75)	58
Operating expenses	88	46	33

Profit (loss) before tax	$293	$(121)	$25

HSBC USA Inc.

2009 Profit (loss) before tax compared to 2008 Our CF segment reported a higher profit before tax during 2009 due to higher net interest income and higher other operating income, partially offset by higher loan impairment charges and higher operating expenses. The higher profit was driven by the impact of the GM and UP credit card portfolios as well as auto finance receivables purchased from HSBC Finance in early 2009 which collectively contributed profit before tax of $284 million in 2009.

Net interest income increased during 2009 due to higher levels of receivables primarily due to the purchase of the GM and UP Portfolios and the auto finance receivables in January 2009, as well as lower amortization of premiums paid on the initial bulk and subsequent purchases of receivables associated with the private label portfolio, partially offset by higher charge offs of interest as a result of higher levels of credit card receivables outstanding and deterioration in credit quality. The original bulk purchase premium on the private label portfolio was fully amortized during 2008. Net interest income was also higher during 2009 due to higher yields as a result of repricing initiatives on the private label credit card portfolio and a lower cost of funds due to a declining interest rate environment.

Other operating income increased during 2009 primarily due to higher credit card fees associated with the purchase of the GM and UP credit card portfolios. This was partially offset by increased servicing fees on portfolios serviced by our affiliate, HSBC Finance (which are recorded as a reduction to other operating income), higher charge off of fees relating to private label cards due to deterioration in credit quality and credit cards due to higher levels of credit card receivables outstanding as well as lower late fees on co-brand credit card portfolios due to change in customer behavior.

Loan impairment charges associated with credit card receivables, including private label credit card receivables, increased substantially during 2009 due to higher receivable balances driven by our purchase of the GM and UP Portfolios from HSBC Finance as previously discussed, increased delinquencies and higher net charge-offs due to the impact of deterioration in the U.S. economy, including higher levels of personal bankruptcy filings and lower recovery rates on previously charged-off balances. Higher loan impairment charges were partially offset by an improved outlook on future loss estimates on private label credit card receivables as the impact of higher unemployment levels on losses has not been as severe as previously anticipated due to signs of home price stability in the second half of the year, tighter underwriting and as it relates to private label credit cards, the impact of lower receivable balances.

Operating expenses increased due to higher FDIC insurance premiums, including the special assessment recorded in the second quarter of 2009 and higher expenses related to the higher receivable levels and increased collection costs on late stage delinquent accounts.

As discussed under “Regulation and Competition” in Item 1., Business of this Form 10-K, on May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. Although we are already compliant with some provisions, other provisions, such as those addressing limitations on interest rate increases, over limit fees and payment allocation will require us to make changes to our business practices. This will likely require us and our competitors to manage risk differently than has historically been the case. We are compliant with the provisions of the CARD Act that took effect in August 2009 and February 2010 and continue to make changes to processes and systems in order to comply with the remaining provisions of the CARD Act by the applicable August 2010 effective date. Pricing, underwriting and product changes in response to the new legislation have either been implemented or are under analysis. We currently believe the implementation of these new rules will not have a material adverse impact to us as any impact would be limited to only a portion of the existing affected loan portfolio as the purchase price on future sales volume paid to HSBC Finance would be adjusted to fully reflect the new requirements.

HSBC USA Inc.

2008 Profit (loss) before tax compared to 2007 Our CF segment reported a loss before tax during 2008 primarily due to higher loan impairment charges, partially offset by higher net interest income and higher other operating income.

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

Loan impairment charges associated with credit card receivables, including private label credit card receivables increased during 2008, primarily due to increased delinquencies and higher net charge-offs including lower recoveries of previously charged-off balances, and higher levels of personal bankruptcy filings and the impact of a weakening U.S. economy. Provisions relating to the HMS portfolio also increased due to deterioration in the U.S. housing markets. This was partially offset by a refinement in the methodology used to estimate inherent losses on private label loans less than 30 days delinquent, which resulted in incremental impairment charges of $107 million in 2007.

Operating expenses increased primarily due to the increased collection costs on late stage delinquent accounts.

Commercial Banking (“CMB”)

Overview Our Commercial Banking segment serves three client groups, notably Commercial (Middle Market Enterprises), Business Banking and Commercial Real Estate. CMB’s business strategy is to be the leader in international banking in target markets. In the U.S., CMB strives to execute on that vision and strategy by proactively targeting the growing number of U.S. companies that are increasingly in need of international banking, financial products and services. The products and services provided to these client groups are offered through multiple delivery systems including the branch banking network.

In 2009, interest rate spreads continued to be pressured from a declining rate environment and loan impairment charges continued to increase due to overall deterioration in the credit environment. Tightened credit standards and increased paydowns have resulted in an eight percent decrease in loans outstanding to middle-market customers during 2009 while average deposits from middle-market customers have grown 18 percent during 2009. The business banking loan portfolio has seen a small decrease in loans outstanding due to tightened credit standards and the competitive environment while business banking customer deposits grew 13 percent during 2009 following successful spring and fall marketing campaigns. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume, which resulted in an overall decline in outstanding receivables for this portfolio in 2009. Average customer deposit balances across all CMB business lines increased 12 percent during 2009 and average loans decreased four percent during 2009. In December 2009, we tentatively agreed to sell our interest in Wells Fargo HSBC Trade Bank (“WHTB”) to Wells Fargo which closed in the first quarter of 2010. In 2009, we recorded after-tax earnings from this equity investment of $12 million.

HSBC USA Inc.

The following table summarizes the IFRSs Basis results for our CMB segment:

Year Ended December 31	2009	2008	2007

	(in millions)

Net interest income	$725	$753	$814
Other operating income	353	322	259

Total operating income	1,078	1,075	1,073
Loan impairment charges	309	288	126

	769	787	947
Operating expenses	634	594	558

Profit before tax	$135	$193	$389

2009 Profit before tax compared to 2008 Our CMB segment reported a lower profit before tax during 2009 due to lower net interest income, higher loan impairment charges and higher operating expenses, partially offset by higher other operating income.

Net interest income decreased in 2009 due primarily to narrower spreads on deposits and lower loan balances, partially offset by growth in deposit balances and improved loan spreads from repricing. Loan impairment charges increased in 2009 as worsening economic conditions resulted in higher levels of criticized assets due to downward credit migration and specific credit reserves on impaired loans. Net charge-offs, although relatively low, were higher across all commercial business lines. Operating expenses increased due to higher FDIC insurance premiums, including the special assessment recorded in the second quarter of 2009, partially offset by reduced staff costs and efficiency savings, including lower marketing spend. Other operating income increased in 2009 largely due to higher fee income, partially offset by fewer syndications which resulted in lower fees and lower gains on sale of real estate loans.

2008 Profit before tax compared to 2007 Our CMB segment reported a lower profit before tax during 2008 primarily due to lower net interest income, higher loan impairment charges and higher operating expenses, partially offset by higher other operating income.

Net interest income decreased due primarily to narrower spreads on deposits as the declining interest rate environment impacted income growth, partially offset by higher average balance growth in loans and deposits. Loan impairment charges increased, due mainly to worsening economic conditions, leading to customer credit downgrades across all commercial business lines. Although net charge-offs increased moderately in the middle market business, there were no net charge-offs in the commercial real estate business. In small business, charge-offs were flat compared to 2007. Operating expenses increased due primarily to higher FDIC assessment fees, increased community investment activities and higher branch network costs. Other operating income increased mainly due to a combination of increased community investment activities, higher syndications business, higher gains on sales of commercial real estate loans, increased cross-sales of global markets products and higher investment management and service fees.

Global Banking and Markets

Overview Our Global Banking and Markets business segment supports HSBC’s emerging markets-led and financing-focused global strategy by continuing to leverage HSBC Group advantages and scale, strength in emerging markets and Global Markets products expertise in order to focus on delivering international products to U.S. clients and local products to international clients with New York as the hub for the Americas business.

There are four major lines of business within Global Banking and Markets: Global Banking, Global Markets, Transaction Banking and Asset Management. The Global Banking business line includes corporate lending and investment banking activities, and this unit also coordinates client relationships across all Global Markets and

HSBC USA Inc.

Banking products. The Global Markets business services the requirements of the world’s central banks, corporations, institutional investors and financial institutions through our global trading platforms and distribution capabilities. Transaction banking provides payments and cash management, trade finance, supply chain, security services and banknotes services primarily to corporations and financial institutions. Asset Management provides investment solutions to institutions, financial intermediaries and individual investors.

The Global Banking and Markets segment results in 2009 continued to be affected by reduced market liquidity and volatility in spreads in the corporate credit and residential mortgage lending markets, however the impact to other operating income has declined significantly as compared to the prior year as the credit market began to stabilize. This impacted trading revenue in the credit derivatives business and subprime mortgage loans in particular, and has led to substantial counterparty credit reserves for monoline exposure and significant valuation losses being taken in both the Trading and Available-for-sale securities portfolios, particularly in 2008. Additionally, the Global Banking and Markets segment benefited in 2009 from balance sheet management actions taken to reposition our interest rate risk profile. This included sales in the available-for-sale portfolio resulting in gains in 2009 and higher intersegment income from internal break funding fees on mortgage loan sales.

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

Following careful analysis of the implications and with consideration given to industry and peer practices, we elected to re-classify $1.8 billion in leveraged loans and high yield notes and $892 million in securities held for balance sheet management purposes from trading assets to loans and available-for-sale investment securities, effective July 1, 2008. In November 2008, $967 million in additional securities were also transferred from trading assets to available-for-sale investment securities. If these IFRS reclassifications had not been made, our profit before tax would have been $617 million higher during 2009 and our loss before tax would have been greater by $893 million in 2008.

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

Year Ended December 31	2009	2008	2007

	(in millions)

Net interest income	$810	$998	$321
Other operating income	651	(1,895)	46

Total operating income	1,461	(897)	367
Loan impairment charges	591	165	35

	870	(1,062)	332
Operating expenses	794	774	803

Profit (loss) before tax	$76	$(1,836)	$(471)

2009 Profit (loss) before tax compared to 2008 Our Global Banking and Markets segment performance improved considerably in 2009 due primarily to significantly higher other operating income, partially offset by lower net interest income, higher loan impairment charges and a slightly higher increase in operating expenses as a result of the business environment discussed above.

Net interest income declined during 2009 as a result of sales of higher yielding assets in our available-for-sale securities portfolio which were made for risk management purposes, and lower margins on deposit balances. Partially offsetting these declines was higher margin due to loan repricing in our commercial loan portfolio driven by wider credit spreads.

HSBC USA Inc.

Other operating income (loss) improved $2.5 billion during 2009 due to lower valuation losses on credit derivatives and sub-prime mortgage loans held for sale, lower other-than-temporary impairments and valuation losses in the securities portfolio, gains on sales of available-for-sale securities, higher break funding fees from PFS as discussed more fully below and higher transaction fees in Corporate Banking and Transaction Banking. Other operating income overall continued to be affected by adverse market conditions but to a lesser extent than in the prior year period. Other operating income in 2009 would have been higher in 2009 had we not reclassified assets from trading to available-for-sale assets and to loans and receivables under the IAS 39 amendment as previously discussed.

Other operating income (loss) reflects losses on structured credit products of $395 million during 2009 compared to total net losses of $2.5 billion during 2008, as the credit markets began to stabilize resulting in lower losses from hedging activity and counterparty exposures. Exposure to insurance monoline continued to adversely impact revenues as deterioration in creditworthiness persisted, although the pace of such deterioration slowed significantly, resulting in losses of $204 million during 2009 compared to losses of $1 billion during 2008.

Valuation losses of $233 million during 2009 were recorded against the fair values of sub-prime residential mortgage loans held for sale as compared to valuation losses of $505 million during 2008. Fair value adjustments on our leveraged loan portfolio of $2 million in 2009 reflects the classification of substantially all leveraged loans and notes as loans and receivables compared to losses of $102 million during 2008 when these assets were subject to fair value accounting. Other operating income also benefited from gains of $254 million on sales of securities, primarily during the second quarter of 2009 and from intersegment income of $170 million from PFS in 2009 relating to the break funding fee charged for the early termination of funding associated with the sale of the residential mortgage loans compared to a similar benefit of $142 million during 2008.

Other operating losses in 2008 included a reduction of $203 million related to the other-than-temporary impairment of FNMA equity securities. There were no similar charges in 2009.

Loan impairment charges increased during 2009 due to a number of credit downgrades in Global Banking on our exposure to the financial services industry and other downgrades on specific accruing loans. In addition, impairments included a charge of $208 million on securities determined to be other-than-temporarily impaired compared to $28 million in the prior year.

Operating expenses increased modestly during 2009 as higher FDIC assessment charges, including the special assessment recorded during the second quarter of 2009 and higher performance related compensation costs due to improved results were offset by lower salary and other staff costs resulting from a decreased overall number of employees.

2008 Profit (loss) before tax compared to 2007 Our Global Banking and Markets segment reported a higher loss before tax during 2008 primarily due to significantly lower other operating income, higher loan impairment charges, partially offset by higher net interest income and lower operating expenses.

Increased net interest income was due primarily to balance sheet management initiatives to position for lower rates and also reflects higher held for sale leveraged commercial loan balances as loan syndication activities were negatively impacted by the decline in market liquidity.

Other operating income (loss) was affected by adverse market conditions. Specifically, other income (loss) reflects total losses on structured credit products of approximately $2.5 billion during 2008 as compared to $264 million in 2007, as credit spreads continued to widen and corporate defaults increased causing losses on net purchase positions and greater costs related to hedging the portfolio as well as related to counterparty exposures. Exposure to insurance monoline structured credit products increased as asset levels continued to fall and creditworthiness continued to deteriorate resulting in a loss of approximately $1 billion for 2008, as compared to $287 million for 2007. Losses in correlation trading, including a portfolio of Leverage Super Senior Tranche Credit Default Swaps, resulted in losses of $1.3 billion in 2008. Structured funds suffered losses related to the fraud at Madoff Investment Securities LLC of $130 million on transactions with counterparties who were looking to gain leveraged exposure to reference funds that invested with Madoff as the investment manager.

HSBC USA Inc.

Valuation losses of $505 million and $418 million in 2008 and 2007, respectively, were also recorded against the fair values of subprime residential mortgage loans held for sale. Fair value adjustments on our leveraged loan portfolio resulted in losses of $102 million in 2008, compared to losses of $85 million in 2007. The losses in 2008 were mitigated somewhat due to the reclassification of $1.8 billion in leveraged loans and high yield notes from trading assets to loans and receivables under the IAS 39 amendment.

During 2008, our FNMA preferred equity securities were determined to be other-than-temporarily impaired. This reduced other income by a further $203 million during the year ended December 31, 2008. Also, three asset backed securities were determined to be other-than-temporarily impaired. As a result, we recorded an impairment charge of $28 million during 2008 on these securities.

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

Private Banking (“PB”)

Overview As part of HSBC’s global network, the PB segment offers an integrated/combined onshore and offshore service to clients, their families and their businesses through their resident and non-resident life cycles. Resources continue to be dedicated to expanding products and services provided to high net worth customers served by the PB business segment.

Client deposit levels decreased 11 percent during 2009 as domestic institutional clients began to invest their liquidity in investment products with low risk. Similarly, total average loans (mostly domestic consumer) decreased 11 percent during 2009 reflecting reduced client demand. Substantial reductions from a challenging economic environment and outflows from domestic custody clients affected market value of client assets under management, which decreased 7 percent during 2009. Assets under management declined to $37 billion at December 31, 2009 as compared to $40 billion at December 31, 2008, reflecting the loss of certain domestic custody clients.

The following table summarizes IFRSs Basis results for the PB segment.

Year Ended December 31	2009	2008	2007

	(in millions)

Net interest income	$172	$192	$198
Other operating income	106	156	291

Total operating income	278	348	489
Loan impairment charges	98	17	10

	180	331	479
Operating expenses	232	268	345

Profit (loss) before tax	$(52)	$63	$134

HSBC USA Inc.

2009 Profit (loss) before tax compared to 2008 Our PB segment reported a loss before tax during 2009 due largely to lower net interest income, higher loan impairment charges and lower other operating income, partially offset by lower operating expenses.

Net interest income was lower during 2009 primarily as a result of narrowing interest rate spreads due to declining market rates and lower outstanding loan and deposit balances.

Other operating income was lower primarily due to lower performance fees from equity investments, and lower fee income from credit derivatives, managed products, structured products and recurring fund fees and insurance commissions.

Loan impairment charges increased during 2009 largely to a specific provision relating to a single client relationship recorded in the third quarter of 2009 and higher reserve levels associated with the downgrade of a separate specific domestic client relationship.

Operating expenses decreased as a result of lower staff costs due to lower headcount resulting from efficiency initiatives. Travel and entertainment, marketing and communications costs were also lower, partially offset by higher FDIC assessment fees, including the special assessment recorded during the second quarter of 2009.

2008 Profit (loss) before tax compared to 2007 Other operating income was lower by $135 million and operating expenses were lower by $77 million in 2008, which includes the impact of lower other operating income of $123 million and lower operating expenses of $96 million due to the sale of the WTAS business in December 2007.

Net interest income was lower in 2008 primarily as a result of narrowing interest rate spreads due to declining market rates. This was partially offset by average balance growth in loans and deposits.

Excluding the impact of the WTAS business, other revenues (losses) in 2008 remained lower due primarily to lower income from an equity investment in a non-consolidated foreign HSBC affiliate sold during 2007 and losses of approximately $6 million related to the repurchase of Auction Rate Securities from customers. Partially offsetting these items were higher commission and fee revenues from domestic custody fees, commissions from affiliates due to increased customer referral fees and asset management revenue share.

Loan impairment charges in 2008 were higher than the prior year. Higher economic cycle related loan impairment provisions in the second half of 2008 as well as a specific charge associated with cross border risk more than offset a provision on a specific client relationship in the first quarter of 2007.

Excluding the impact of the WTAS business, operating expenses increased as a result of higher staff costs to expand the services provided to high net worth domestic and foreign clients, an operational loss of approximately $6 million related to a specific domestic client relationship, higher FDIC assessment fees and higher occupancy costs.

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

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Other segment.

Year Ended December 31	2009	2008	2007

	(in millions)

Net interest income	$17	$(5)	$(12)
Other operating income	(515)	547	216

Total operating income	(498)	542	204
Loan impairment charges	-	-	-

	(498)	542	204
Operating expenses	87	-	4

Profit (loss) before tax	$(585)	$542	$200

2009 Profit (loss) before tax compared to 2008 We reported lower profit before tax during 2009 largely due to lower other operating income and higher operating expenses.

Other operating income was negatively impacted in 2009 by an increase in the fair value of certain of our own debt instruments outstanding to which fair value option accounting is applied for which we recorded a loss in 2009 of $565 million due to narrowing credit spreads. Additionally, 2009 was impacted by an impairment charge related to a building held for use. Partially offsetting this, we recorded a net gain of $30 million relating to the resolution of a lawsuit whose proceeds were used in April to redeem a nominal amount of preferred stock issued to CT Financial Services, Inc. A gain of $43 million was also recognized in 2009 on the sale of an equity interest, which was offset partially by lower equity earnings in HSBC Private Bank (Suisse) S.A. referred to above.

Operating expenses in 2009 largely reflect a funding credit provided to certain segments for holding certain low yielding assets.

2008 Profit (loss) before tax compared to 2007 The increase in other operating income during 2008 resulted from decreases in the fair value of certain debt instruments due to widening credit spreads to which fair value option accounting is applied.

Credit Quality

In the normal course of business, we enter into a variety of transactions that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, on a limited basis, internationally.

See “Credit Risk Management” in this MD&A for a detailed discussion of our approach toward credit risk management. Our methodology and accounting policies relating to our allowance for credit losses are presented in “Critical Accounting Policies” within this MD&A and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” in the accompanying consolidated financial statements.

HSBC USA Inc.

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	2009				2008
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

	(dollars are in millions)

Dollars of delinquency:
Commercial	$954	$938	$709	$360	$385	$290	$220	$217
Consumer:
Residential mortgages, excluding home equity mortgages	1,595	1,445	1,335	1,259	1,189	1,028	945	783
Home equity mortgages	173	185	194	185	161	132	121	117

Total residential mortgages(1)	1,768	1,630	1,529	1,444	1,350	1,160	1,066	900
Private label card receivables	622	639	634	657	663	589	555	550
Credit card receivables	587	591	583	488	118	96	86	90
Auto finance	48	47	37	24	3	4	4	4
Other consumer	18	18	19	22	27	24	22	23

Total consumer	3,043	2,925	2,802	2,635	2,161	1,873	1,733	1,567

Total	$3,997	$3,863	$3,511	$2,995	$2,546	$2,163	$1,953	$1,784

Delinquency ratio:
Commercial	3.04%	2.80%	2.03%	1.02%	1.01%	.69%	.55%	.58%
Consumer:
Residential mortgages, excluding home equity mortgages	10.56	9.20	8.14	6.57	5.54	4.22	3.70	2.57
Home equity mortgages	4.15	4.24	4.35	4.07	3.54	2.88	2.66	2.63

Total residential mortgages(1)	9.17	8.12	7.33	8.10	5.19	4.01	3.54	2.58
Private label card receivables	4.12	4.37	4.21	4.21	3.88	3.61	3.43	3.40
Credit card receivables	4.50	4.43	4.23	3.48	5.52	4.82	4.55	5.02
Auto finance	2.34	2.06	1.48	.88	1.95	2.14	1.76	1.48
Other consumer	1.20	1.14	1.15	1.26	1.45	1.23	1.10	1.12

Total consumer	5.97	5.64	5.20	4.56	4.57	3.79	3.44	2.84

Total	4.85%	4.53%	3.95%	3.21%	2.98%	2.36%	2.16%	1.93%

(1)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	2009				2008
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

	(dollars are in millions)

Dollars of delinquency:
Interest-only loans	$236	$269	$277	$281	$250	$205	$185	$165
ARM loans	802	781	733	690	667	600	574	470
Delinquency ratio:
Interest-only loans	6.94%	6.78%	6.44%	5.58%	4.53%	3.54%	3.09%	2.28%
ARM loans	9.58	8.99	8.22	6.32	5.39	4.61	4.06	2.50

Our total delinquency ratio increased 32 basis points compared to September 30, 2009. The overall increase in delinquency was impacted by the continued weakness in the U.S. economy and continued high unemployment rates. In addition, our residential mortgage portfolio, which includes our subprime mortgage whole loans held for

HSBC USA Inc.

sale for purposes of delinquency reporting, has continued to experience higher delinquency as a result of continued weakness in the housing markets. Lower loan balances for residential mortgage loans, credit card and auto finance loans compared to September 30, 2009 also contributed to the higher delinquency ratios in these portfolios. Increased delinquency in the auto finance loans purchased from HSBC Finance reflects the previously current loans beginning to season.

The increases in delinquency during the fourth quarter of 2009 were partially offset by lower delinquency levels in our private label card portfolio as credit quality remained stable, benefitting from the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio, as well as higher levels of personal bankruptcy filings in the first half of 2009 which resulted in accounts migrating to charge-off more quickly, partially offset by the impact of continued increases in unemployment levels. Additionally, our private label card delinquency ratio in the fourth quarter benefitted from a higher level of outstanding receivables reflecting normal seasonal trends.

Our commercial portfolio experienced higher delinquency dollars and ratios during the fourth quarter of 2009 due to continued deterioration of economic conditions, as previously discussed.

Compared to December 31, 2008, our overall delinquency ratio increased 187 basis points largely due to higher residential mortgage delinquencies due to the factors described above. While dollars of delinquency increased in our credit card portfolio due to the impact of the GM and UP portfolios purchased in January 2009, our credit card delinquency ratio declined reflecting the impact of our prime GM and UP portfolios on overall credit card mix while overall credit quality remained relatively stable. In our private label card portfolio, dollars of delinquency declined due to lower receivable levels including actions previously taken to tighten underwriting and reduce the risk profile of the portfolio and lower customer spending. This was partially offset by the impact of continued economic pressure including rising unemployment rates and higher levels of personal bankruptcy in the first half of 2009 which resulted in accounts migrating to charge-off more quickly. Our private label card delinquency ratio increased however, as receivables declined at a faster pace than delinquency. The increase in our auto finance delinquency reflects seasoning of the portfolio purchased from HSBC Finance in January 2009. Increased delinquency in our commercial portfolio reflects continued deterioration of economic conditions.

HSBC USA Inc.

Net Charge-offs of Loans The following table summarizes net charge-off dollars as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	2009					2008					2007
	Full	Quarter Ended				Full	Quarter Ended				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

	(dollars are in millions)

Net Charge-off Dollars:
Commercial	$299	$112	$60	$76	$51	$156	$54	$52	$25	$25	$119
Consumer:
Residential mortgages, excluding home equity mortgages	224	60	55	50	59	132	37	37	30	28	48
Home equity mortgages	177	38	61	50	28	87	26	26	24	11	21

Total residential mortgages	401	98	116	100	87	219	63	63	54	39	69
Private label card receivables	1,267	312	313	328	314	955	258	244	239	214	673
Credit card receivables	979	337	343	238	61	134	41	33	34	26	57
Auto finance	74	26	24	20	4	7	1	3	1	2	10
Other consumer	88	20	20	22	26	89	26	21	19	23	77

Total consumer	2,809	793	816	708	492	1,404	389	364	347	304	886

Total	$3,108	$905	$876	$784	$543	$1,560	$443	$416	$372	$329	$1,005

Net Charge-off Ratio:
Commercial	.88%	1.42%	.72%	.87%	.56%	.42%	.53%	.54%	.27%	.29%	.39%
Consumer:
Residential mortgages, excluding home equity mortgages	1.46	1.70	1.49	1.34	1.36	.54	.69	.63	.47	.41	.16
Home equity mortgages	3.98	3.52	5.47	4.44	2.50	1.92	2.25	2.25	2.15	.99	.49

Total residential mortgages	2.03	2.12	2.42	2.06	1.59	.76	.97	.90	.72	.49	.20
Private label card receivables	8.07	8.20	8.13	8.31	7.77	5.81	6.22	5.96	5.93	5.14	4.12
Credit card receivables	7.45	10.52	10.33	7.05	1.85	6.99	7.95	6.69	7.37	5.83	4.06
Auto finance	3.04	4.79	4.00	3.05	.62	3.02	2.35	5.80	1.59	2.66	2.23
Other consumer	5.99	6.88	5.99	5.33	5.93	4.54	5.50	4.31	3.84	4.55	4.38

Total consumer	5.35	6.37	6.32	5.34	3.55	2.83	3.34	3.01	2.76	2.30	1.65

Total	3.59%	4.45%	4.13%	3.56%	2.37%	1.79%	2.03%	1.91%	1.71%	1.51%	1.19%

Our net charge-off ratio as a percentage of average loans increased 180 basis points for the full year of 2009 as compared to the full year of 2008 primarily due to higher residential mortgage, private label card, credit card and auto finance charge-offs. Higher net charge-off levels are a result of the following:

•	Higher delinquency levels migrating to charge-off due to:

–  Continued weakness in the U.S economy and housing markets;

–  Significantly higher unemployment rates;

–  Portfolio seasoning; and

•	Higher loss severities for secured loans.

Charge-off dollars and ratios increased in the residential mortgage portfolio reflecting continued weakness in the housing and mortgage industry, including marked decreases in home values in certain markets and, as it relates to the increase in the charge-off ratio, lower average receivables outstanding. Charge-off dollars and ratios for our

HSBC USA Inc.

private label card portfolio also increased due to higher bankruptcy levels, higher average delinquency levels and, as it relates to the charge-off ratio, lower average receivables outstanding.

Charge-off levels in our credit card portfolio in 2009 were favorably impacted by the GM and UP Portfolio purchased from HSBC Finance, a portion of which were subject to the application of accounting principles that require that purchased loans with evidence of credit deterioration since origination be recorded at an amount based on the net cash flows expected to be collected which reduced the overall level of credit card charge-off reported in the first half of 2009. This resulted in lower levels of credit card receivable charge-offs being reported in the first half of 2009. The portion of the portfolio not subject to this accounting is now seasoning resulting in increased charge-offs during the second half of 2009. Overall credit card charge-off levels in 2009 also reflect higher levels of personal bankruptcy filings.

Our auto finance net charge-off ratio was relatively flat as the purchase of $3.0 billion of the auto loans purchased from HSBC Finance in January 2009 on charge-off was favorably impacted by the non-delinquent status of the loans purchased, which began to season and migrate to charge-off later in the year.

Commercial charge-off dollars and ratios increased largely due to a higher level of losses in the small business portfolio and an increase in losses in our commercial real estate portfolio.

Our net charge-off ratio as a percentage of average loans increased 60 basis points for the full year of 2008 as compared to the full year of 2007. We experienced higher charge-offs across all categories as listed above, particularly in private label card and in residential mortgage loans due to deterioration in the U.S. economy, rising unemployment rates, lower recovery rates on previously charged-off balances and deteriorating conditions in the housing markets.

HSBC USA Inc.

Nonperforming Assets Nonperforming assets are summarized in the following table.

At December 31,	2009	2008	2007

	(dollars are in millions)

Nonaccrual loans:
Commercial:
Construction and other real estate	$644	$74	$35
Other commercial	623	167	88

Total commercial	1,267	241	123
Consumer:
Residential mortgages, excluding home equity mortgages	875	444	277
Home equity mortgages	107	122	58

Total residential mortgages	982	566	335
Credit card receivables	3	2	1
Auto finance	40	3	-
Others	9	-	-

Total consumer loans	1,034	571	336
Nonaccrual loans held for sale	446	441	305

Total nonaccruing loans	2,747	1,253	764
Accruing loans contractually past due 90 days or more:
Total commercial	166	150	26
Consumer:
Residential mortgages, excluding home equity mortgages	-	-	-
Home equity mortgages	-	-	-

Total residential mortgages	-	-	-
Private label card receivables	449	462	377
Credit card receivables	429	82	47
Auto finance	-	-	-
Other consumer	31	27	22

Total consumer loans	909	571	446
Accruing loans contractually past due 90 days or more held for sale	-	-	-

Total accruing loans contractually past due 90 days or more	1,075	721	472

Total nonperforming loans	3,822	1,974	1,236
Other real estate owned	72	80	69

Total nonperforming assets	$3,894	$2,054	$1,305

Allowance for credit losses as a percent of nonperforming loans(1):
Commercial	65.44%	146.29%	201.43%
Consumer	150.45	159.81	142.41

(1)	Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of cost or market.

Increases in nonperforming loans at December 31, 2009 are related primarily to commercial loans, residential mortgages, and credit card receivables 90 days or more past due and still accruing. Deterioration in the U.S. economy, including rising unemployment rates, contributed to the overall increase in nonperforming loans.

HSBC USA Inc.

Commercial nonaccrual loans increased due largely to continued deterioration of economic conditions and changes in the financial condition of specific customers, mainly financial institution counterparties and real estate customers as the increases in delinquencies and criticized loans reported in the prior year are migrating to non-accrual. Residential mortgage nonperforming loans increased largely due to deterioration in the housing markets. Increases in accruing loans past due 90 days or more reflect a significantly higher portfolio of credit card receivables. Our allowance for credit losses as a percentage of nonperforming commercial loans was significantly lower at December 31, 2009 as compared to the prior year due to loans which had previously been identified as an increased risk for loss and reserved for in accordance with our credit loss policies now beginning to migrate to nonaccrual.

The increase in nonperforming loans in 2008 was driven by higher consumer nonperforming loans, primarily residential mortgages due largely to deterioration in the housing markets.

Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements.

Accrued but unpaid interest on loans placed on nonaccrual status generally is reversed and reduces current income at the time loans are so categorized. Interest income on these loans may be recognized to the extent of cash payments received. In those instances where there is doubt as to collectability of principal, any cash interest payments received are applied as reductions of principal. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured.

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

At December 31,	2009	2008	2007

	(in millions)

Impaired commercial loans:
Balance at end of period	$1,458	$241	$123
Amount with impairment reserve	1,127	150	41
Impairment reserve	336	43	15

Criticized Loan Criticized loan classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades under our allowance for credit losses methodology. The following facility grades are deemed to be criticized.

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

HSBC USA Inc.

Criticized loans are summarized in the following table.

At December 31,	2009	2008	2007

	(in millions)

Special mention:
Commercial loans	$3,009	$4,066	$2,402
Substandard:
Commercial loans	3,523	1,874	625
Consumer loans	2,109	1,231	862

Total substandard	5,632	3,105	1,487
Doubtful:
Commercial loans	504	60	26

Total	$9,145	$7,231	$3,915

The increase in criticized commercial loans in 2009 resulted primarily from further customer credit downgrades in financial institution counterparties and real estate customers. As previously mentioned, downgrades in our commercial real estate portfolio are continuing, particularly for condominium and land loans, as well as hotel and office construction where many construction projects have been delayed. Although our corporate banking portfolio has deteriorated in most industry segments and geographies, consistent with the overall deterioration in the U.S. economy, customers in those areas of the economy that have experienced above average weakness such as apparel, auto related suppliers and construction related businesses have been particularly affected. Higher substandard consumer loans since December 31, 2008 were largely driven by our purchase of the GM and UP Portfolios in January 2009 and to a lesser extent, residential mortgage loans.

The increase in criticized commercial loans in 2008 was driven by downgrades in financial institution counterparties as well as real estate and middle market customers. The downgrades resulted in part from continued deterioration of economic conditions and changes in financial conditions of specific customers within these portfolios. Higher criticized consumer loans in 2008 primarily relate to private label credit card receivables and, to a lesser extent, residential mortgage loans.

Allowance for Credit Losses For commercial and select consumer loans, we conduct a periodic assessment on a loan-by-loan basis of losses we believe to be inherent in the loan portfolio. When it is deemed probable based upon known facts and circumstances that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Updated appraisals for collateral dependent loans are generally obtained only when such loans are considered troubled and the frequency of such updates are generally based on management judgment under the specific circumstances on a case-by-case basis. Problem commercial loans are assigned various criticized facility grades under the allowance for credit losses methodology. Each credit grade has a probability of default estimate.

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

Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption “Critical Accounting Policies and Estimates” in this MD&A and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the

HSBC USA Inc.

accompanying consolidated financial statements. Our approach toward credit risk management is summarized under the caption “Risk Management” in this MD&A. There have been no material revisions to our policies or methodologies during 2009, although we continue to monitor current market conditions and will adjust credit policies as deemed necessary.

The following table sets forth the allowance for credit losses for the periods indicated:

At December 31,	2009	2008	2007	2006	2005

		(dollars are in millions)

Allowance for credit losses	$3,861	$2,397	$1,414	$897	$846

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	3.10%	1.53%	.81%	.73%	.64%
Consumer:
Residential mortgages, excluding home equity mortgages	2.53	1.15	.19	.08	.09
Home equity mortgages	4.44	3.67	.80	.16	.06
Private label card receivables	7.85	6.86	4.84	3.21	3.44
Credit card receivables	8.48	9.73	6.55	4.12	4.92
Auto finance	2.12	3.25	2.47	1.72	2.03
Other consumer loans	4.46	3.68	3.31	2.57	3.67
Total consumer loans	5.94	4.18	2.07	1.22	1.15

Total	4.86%	2.96%	1.56%	1.05%	0.99%

Net charge-offs(1):
Commercial	313.71%	366.67%	252.10%	218.37%	4,400.00%
Consumer	104.06	129.99	125.73	102.55	109.48

Total	124.23%	153.65%	140.70%	117.41%	137.34%

Nonperforming loans(1):
Commercial	65.44%	146.29%	201.43%	153.20%	132.91%
Consumer	150.45	159.81	142.41	108.47	133.44

Total	114.36%	156.36%	151.85%	116.59%	133.33%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or market.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table:

		Residential
		Mortgage,		Private
		Excl Home	Home	Label	Credit
		Equity	Equity	Card	Card	Auto	Other
	Commercial	Mortgages	Mortgages	Receivables	Receivables	Finance	Consumer	Total

Year ended December 31, 2009:
Balances at beginning of period	$572	$207	$167	$1,171	$208	$5	$67	$2,397
Charge offs	327	235	189	1,431	1,033	92	107	3,414
Recoveries	28	11	12	164	54	18	19	306

Net charge offs	299	224	177	1,267	979	74	88	3,108
Provision charged to income	665	364	195	1,280	1,450	104	86	4,144
Allowance on loans transferred to held for sale	-	-	-	-	-	12	-	12
Allowance related to bulk loan purchases from HSBC Finance	-	-	-	-	424	13	-	437
Other	-	-	-	-	3	-	-	3

Balance at end of period	$938	$347	$185	$1,184	$1,106	$36	$65	$3,861

Year ended December 31, 2008:
Balance at beginning of period	$300	$53	$35	$844	$119	$8	$55	$1,414
Charge offs	190	133	87	1,148	154	9	116	1,837
Recoveries	34	1	-	193	20	2	27	277

Net charge offs	156	132	87	955	134	7	89	1,560
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	-
Provision charged to income	428	286	219	1,282	223	4	101	2,543

Balance at end of period	$572	$207	$167	$1,171	$208	$5	$67	$2,397

Year ended December 31, 2007:
Balances at beginning of period	$214	$24	$7	$545	$53	$10	$44	$897
Charge offs	147	49	21	860	67	20	105	1,269
Recoveries	28	1	-	187	10	10	28	264

Net charge offs	119	48	21	673	57	10	77	1,005
Provision charged to income	205	77	49	972	123	8	88	1,522
Other	-	-	-	-	-	-	-	-

Balance at end of period	$300	$53	$35	$844	$119	$8	$55	$1,414

The allowance for credit losses at December 31, 2009 increased $1,464 million, or 61 percent as compared to December 31, 2008 reflecting higher loss estimates on our residential mortgage portfolio driven largely by increased charge-off and delinquency in our prime residential mortgage loan portfolio due to deterioration in the housing markets, higher reserve requirements in our commercial loan portfolio as well as a significantly higher allowance on our credit card receivable portfolio due to the purchase of the GM and UP Portfolios in January 2009. Reserve levels for all loan categories were impacted by continued weakness in the U.S. economy, including rising unemployment rates, and for consumer loans, higher levels of personal bankruptcy filings.

HSBC USA Inc.

The increase in the allowance for credit losses in our residential mortgage portfolios since December 31, 2008 was driven largely by increased charge-offs and higher loss estimates in our prime residential mortgage and home equity mortgage loan portfolios due to continued deterioration in the housing markets. Higher reserve levels in our private label and credit card receivable portfolios is largely due to the purchase of the GM and UP Portfolio in January 2009, partially offset by an improved outlook for future losses as the impact of higher unemployment levels on losses has not been as severe as previously anticipated.

Loan loss allowances for commercial loans were higher at December 31, 2009 due to higher loss estimates associated with higher criticized loan balances caused by further downgrades in financial institution and certain other counterparties, as well as real estate customers. The downgrades resulted from continued deterioration of economic conditions and changes in financial conditions of specific customers within these portfolios. As previously mentioned, downgrades in our commercial real estate portfolio to substandard and doubtful are continuing, particularly for condominium loans and land loans, as well as in hotel and office construction in all markets, especially in the large metropolitan markets where construction projects have been delayed. Condominium projects in Florida and California have been negatively impacted by sharply declining prices and reduced availability for condominium mortgages. As such, many buyers are either walking away from purchase contracts and deposits, or cannot arrange mortgages or advance additional equity required to close purchases. Although our corporate banking portfolio has deteriorated in most industry segments and geographies consistent with the overall deterioration in the U.S. economy, customers in those areas of the economy that have expressed above average weakness, such as apparel, auto related suppliers and construction related businesses have been particularly affected. Also contributing to the increase was a specific provision relating to a single significant private banking relationship.

The allowance for credit losses at December 31, 2008 increased $983 million, or 70 percent as compared to December 31, 2007, reflecting a higher allowance on all products, particularly in our private label card and residential mortgage loan portfolios. The higher allowance in our private label card portfolio was due in part to higher delinquency and charge-off levels as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued deterioration in the U.S. economy including rising unemployment levels and lower recovery rates on defaulted loans. The higher allowance in our residential mortgage loan portfolio reflects continued deterioration of the housing market.

The allowance for credit losses as a percentage of total loans at December 31, 2009 increased as compared to December 31, 2008 reflecting a higher allowance percentage on our residential mortgage loan and commercial loan portfolios and lower outstanding balances in these portfolios as discussed above, partially offset by a lower credit card ratio reflecting the impact of our prime GM and UP Portfolios on credit card mix. The allowance for credit losses as a percentage of total loans for our private label receivable portfolio also increased as compared to December 31, 2008 due in part to higher charge-off levels as a result of portfolio seasoning, continued deterioration in the U.S. economy including rising unemployment levels and lower receivable levels, including the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio and lower customer spending. The allowance for credit losses as a percentage of total loans at December 31, 2008 increased as compared to December 31, 2007 due to the factors which led to the increase in the allowance for credit losses in 2008 as explained above.

The allowance for credit losses as a percentage of net charge-offs decreased in 2009 as compared to 2008 as the increase in the net charge-offs outpaced the increase in the allowance for credit losses due largely to credit card receivables, private label card receivables and commercial loans. The allowance for credit losses as a percentage of net charge-offs increased in 2008 as compared to 2007 due largely to private label card receivable allowance outpacing the increase in the private label card receivable charge-offs.

HSBC USA Inc.

An allocation of the allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

		% of		% of		% of
		Loans to		Loans to		Loans to
		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

At December 31,	2009		2008		2007

	(dollars are in millions)

Commercial(2)	$938	38.12%	$572	46.14%	$300	40.68%
Consumer:
Residential mortgages, excluding home equity mortgages	347	17.26	207	22.13	53	31.03
Home equity mortgages	185	5.24	167	5.61	35	4.85
Private label card receivables	1,184	18.99	1,171	21.05	844	19.24
Credit card receivables	1,106	16.41	208	2.63	119	2.01
Auto finance	36	2.14	5	.19	8	.36
Other consumer	65	1.84	67	2.25	55	1.83

Total consumer	2,923	61.88	1,825	53.86	1,114	59.32

Total	$3,861	100.00%	$2,397	100.00%	$1,414	100.00%

(1)	Excluding loans held for sale.

(2)	Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the movements in comparison with prior years, are summarized in the following table:

At December 31,	2009	2008	2007

	(in millions)

On-balance sheet allowance:
Specific	$326	$43	$15
Collective	549	476	265
Transfer risk	-	5	-
Unallocated	63	48	20

Total on-balance sheet allowance	938	572	300

Off-balance sheet allowance	188	168	103

Total commercial allowances	$1,126	$740	$403

While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit loss.

Reserves for Off-Balance Sheet Credit Risk We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $188 million, $180 million and $105 million at December 31, 2009, 2008 and 2007, respectively. The related provision is recorded as a miscellaneous expense and is a component of operating expenses. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” in this MD&A.

HSBC USA Inc.

Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below.

			Unused Commercial
	Commercial Utilized		Commitments
At December 31,	2009	2008	2009	2008

	(in millions)

Real estate and related	$8,076	$8,526	$1,772	$2,393
Non bank holding companies	2,884	3,554	1,477	4,713
Recreational industry	1,561	1,796	1,287	1,241
Banks and depository institutions	1,402	2,858	1,217	931
Security brokers and dealers	1,283	2,105	2,706	1,968
Chemicals, plastics and rubber	1,224	1,203	1,495	2,758
Health, child care and education	1,036	1,350	3,024	2,477
Ferrous and non ferrous mining	1,016	1,598	1,745	1,442
Business and professional services	914	1,104	1,853	1,696
Non depository credit institutions	885	1,265	8,988	13,402
Food and kindred products	758	1,054	4,745	2,423
Petro/gas and related	705	959	1,527	1,528
Insurance business	671	803	2,562	2,703
Electronic and electrical equipment	660	865	3,497	3,570
Textile, apparel and leather goods	621	1,015	841	760
Automobiles and automotive products	609	423	290	1,026
Industrial machinery and equipment	582	814	676	816
Retail stores	562	1,256	1,784	2,320
Natural resources, precious metals and jewelry	421	617	107	143
Transportation services	332	486	711	598
Utilities	316	455	1,170	978
Durable consumer/household products	295	385	770	727
Telecommunications	227	519	211	245
Non-durable consumer products	222	290	1,433	1,450
Miscellaneous consumer services	202	271	222	158
Print, publishing and broadcasting	169	362	1,067	998
Container, packaging and glass	165	234	219	174
Government	164	232	328	152
Aerospace, aircraft and defense	153	80	326	407
Farming and agriculture	123	174	825	831
Manufacturing	83	80	86	120
Ecological	74	18	30	24
Foreign government	-	17	-	-

Total commercial credit exposure by industry – classifiable	28,395	36,768	48,991	55,172
All other – non classifiable	1,909	661	-	887

Total commercial credit exposure by industry	$30,304	$37,429	$48,991	$56,059

Cross-Border Net Outstandings Cross-border net outstandings are amounts payable by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Cross-

HSBC USA Inc.

border net outstandings, as calculated in accordance with Federal Financial Institutions Examination Council (“FFIEC”) guidelines, include deposits placed with other banks, loans, acceptances, securities available-for-sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable. Excluded from cross-border net outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposit issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposit); and cross-border claims that are guaranteed by cash or other external liquid collateral. Cross-border net outstandings that exceed .75% of total assets at year-end are summarized in the following table.

	Banks and	Commercial
	Other Financial	and
	Institutions	Industrial	Total

	(in millions)

December 31, 2009:
France	$303	$1,189	$1,492
Canada	892	494	1,386
United Kingdom	2,874	803	3,677
Brazil	1,275	12	1,287

Total	$5,344	$2,498	$7,842

December 31, 2008:
France	$1,617	$104	$1,721
Canada	2,287	1,619	3,906
United Kingdom	3,387	651	4,038
Cayman Islands	21	2,068	2,089
Venezuela	-	2,426	2,426
Brazil	1,425	682	2,107

Total	$8,737	$7,550	$16,287

December 31, 2007:
France	$1,562	$21	$1,583
Canada	833	1,011	1,844
United Kingdom	2,697	1,204	3,901
Germany	2,017	60	2,077
Brazil	1,741	715	2,456

Total	$8,850	$3,011	$11,861

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

HSBC USA Inc.

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

The risk exposure calculated in accordance with the risk-based capital guidelines potentially overstates actual credit exposure because: the risk-based capital guidelines ignore collateral that may have been received from counterparties to secure exposures; and the risk-based capital guidelines compute exposures over the life of derivative contracts. However, many contracts contain provisions that allow us to close out the transaction if the counterparty fails to post required collateral. In addition, many contracts give us the right to break the transactions earlier than the final maturity date. As a result, these contracts have potential future exposures that are often much smaller than the future exposures derived from the risk-based capital guidelines.

At December 31,	2009	2008

	(in millions)

Risk associated with derivative contracts:
Total credit risk exposure	$39,856	$102,342
Less: collateral held against exposure	3,890	8,228

Net credit risk exposure	$35,966	$94,114

The table below summarizes the risk profile of the counterparties of off-balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral. The exposures in the unrated category are exposures to counterparties that have not been rated by an external rating agency. These counterparties are, however, rated according to our Internal Credit Rating System, as discussed above, and exposure is mostly equivalent to investment grade.

HSBC USA Inc.

	Percent of Current Credit
	Risk Exposure, Net of Collateral
Rating equivalent at December 31	2009	2008

AAA to AA−	37%	49%
A+ to A−	35	29
BBB+ to BBB−	17	13
BB+ to B-	8	5
CCC+ and below	2	2
Unrated	1	2

Total	100%	100%

Our principal exposure to monoline insurance companies is through a number of OTC derivative transactions, primarily credit default swaps (“CDS”). We have entered into CDS to purchase credit protection against securities held within the trading portfolio. Due to downgrades in the internal credit ratings of monoline insurers, fair value adjustments have been recorded due to counterparty credit exposures. The table below sets out the mark-to-market value of the derivative contracts at December 31, 2009 and 2008. The “Credit Risk Adjustment” column indicates the valuation adjustment taken against the mark-to-market exposures, and reflects the deterioration in creditworthiness of the monoline insurers during 2009. The exposure relating to monoline insurance companies that are rated CCC+ and below has been fully written down as of December 31, 2009. These adjustments have been charged to the consolidated statement of income (loss).

	Net Exposure		Net Exposure
	before		After Credit
	Credit Risk	Credit Risk	Risk
December 31, 2009	Adjustment(1)	Adjustment(2)	Adjustment

	(in millions)

Derivative contracts with monoline counterparties:
Monoline – investment grade	$721	$(72)	$649
Monoline – below investment grade	1,031	(641)	390

Total	$1,752	$(713)	$1,039

December 31, 2008
Derivative contracts with monoline counterparties:
Monoline – investment grade	$1,781	$(431)	$1,350
Monoline – below investment grade	746	(570)	176

Total	$2,527	$(1,001)	$1,526

(1)	Net exposure after legal netting and any other relevant credit mitigation prior to deduction of credit risk adjustment.

(2)	Fair value adjustment recorded against the over-the-counter derivative counterparty exposures to reflect the credit worthiness of the counterparty.

Market risk is the adverse effect that a change in market liquidity, interest rates, currency or implied volatility rates has on the value of a financial instrument. We manage the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. We also manage the market risk associated with trading derivatives through hedging strategies that correlate the rates, price and spread movements. This risk is measured daily by using Value at Risk and other methodologies. See

HSBC USA Inc.

the caption “Risk Management” in this MD&A for additional information regarding the use of Value at Risk analysis to monitor and manage interest rate and other market risks.

Liquidity and Capital Resources

Effective liquidity management is defined as making sure we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA Inc. to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well to address the more limited sources of liquidity available to us. Similar guidelines are set for the balance sheet of HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans.

During 2008 and continuing into early 2009, financial markets were extremely volatile. New issue term debt markets were extremely challenging with issues attracting substantially higher rates of interest than had historically been experienced and credit spreads for all issuers continued to trade at historically wide levels. Liquidity for asset backed securities remained tight as spreads remained high, negatively impacting the ability to securitize credit card receivables. The Federal Reserve Board introduced the Term Asset Backed Securities Loan Facility Program (“TALF”) in late 2008 to improve liquidity in asset backed securities. While the on-going financial market disruptions continued to impact credit spreads and liquidity during 2009, we have seen significant improvements in liquidity beginning in the second quarter of 2009 which continued to improve through the end of the year. Additionally, credit spreads have continued to narrow due to increased market confidence stemming largely from the various government actions taken to restore faith in the capital markets and stimulate the economy. As a result, there has been some stabilization in the markets which enabled some financial institutions to issue longer term debt and the FDIC has been able to allow the Debt Guarantee Program to expire. Similarly, many non-TALF eligible asset backed securitizations have been issued at favorable rates since the second quarter of 2009.

During 2008 and continuing through 2009, we witnessed the systemic reduction in available liquidity in the market and took steps to reduce our reliance on debt capital markets and to increase deposits. Excluding the impact of the paydowns associated with the $6.1 billion of debt acquired with the credit card portfolio purchases in 2009, we retired long-term debt of $9.5 billion in 2009. In the latter part of 2008, we had grown deposits in anticipation of the asset purchases and December 31, 2008 balances also benefitted from clients choosing to place their surplus liquidity into banks. Subsequent to December 31, 2008 we managed our overall balance sheet downward by reducing low margin investments and deposits while continuing to manage the overall balance sheet risk.

Interest bearing deposits with banks totaled $20.1 billion and $15.9 billion at December 31, 2009 and 2008, respectively. Balances increased during 2009 as excess liquidity was placed in these accounts.

Federal funds sold and securities purchased under agreements to resell totaled $1.0 billion and $10.8 billion at December 31, 2009 and 2008, respectively. Balances decreased during 2009 as we redeployed surplus liquidity out of repurchase agreements into purchases of short term treasury bills.

Short-term borrowings totaled $6.5 billion and $10.5 billion at December 31, 2009 and 2008, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.

Deposits decreased to $118.3 billion at December 31, 2009 from $119.0 billion at December 31, 2008. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

Long-term debt decreased to $18.0 billion at December 31, 2009 from $22.1 billion at December 31, 2008 as the assumption of debt from HSBC Finance relating to the credit card receivable purchases and additional issuances

HSBC USA Inc.

during 2009 were more than offset by maturities. The following table summarizes issuances and retirements of long-term debt during 2009 and 2008:

Year Ended December 31,	2009	2008

	(in millions)

Long-term debt issued(1)	$3,579	$7,424
Long-term debt retired(2)	(13,111)	(9,938)

Net long-term debt retired	$(9,532)	$(2,514)

(1)	Excludes $6.1 billion of indebtedness assumed in connection with the purchase of the GM and UP Portfolios as discussed below.

(2)	Includes the retirement of $3.6 billion of indebtedness assumed in connection with the purchase of the GM and UP Portfolios as discussed below.

Issuances of long-term debt during 2009 include:

•	$1.0 billion of senior notes which was issued to HSBC North America,

•	$250 million of two-year Senior Floating Rate Notes,

•	$2.3 billion of medium term notes, of which $552 million was issued by HSBC Bank USA, and

•	$55 million of subordinated debt issued by a subsidiary of HSBC Bank USA.

None of the debt issued in 2009 was guaranteed by the FDIC.

As discussed above, as part of the purchase of the UP and GM Portfolio from HSBC Finance in January 2009, we assumed $6.1 billion of indebtedness accounted for as secured financings. At December 31, 2009, $2.4 billion was outstanding under these secured financings.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. At December 31, 2009, we were authorized to issue up to $12.0 billion, of which $3.3 billion was available. The Board of Directors increased this limit to $15.0 billion on February 18, 2010. HSBC Bank USA also has a $40.0 billion Global Bank Note Program of which $19.8 billion was available at December 31, 2009 on a cumulative basis.

As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by residential mortgage loans and investment securities. At December 31, 2009 and 2008, long-term debt included $1.0 billion and $2.0 billion, respectively, under this facility. The facility also allows access to further borrowings of up to $2.3 billion based upon the amount pledged as collateral with the FHLB.

At December 31, 2009 and 2008 we had a $2.5 billion unused line of credit with HSBC Bank, plc, a U.K. based HSBC subsidiary to support issuances of commercial paper.

Preferred Equity In April 2009, the preferred stock issued to CT Financial Services Inc. in 1997 was redeemed. See Note 19, “Preferred Stock,” in the accompanying consolidated financial statements for information regarding all outstanding preferred share issues.

Common Equity During 2009, we received capital contributions from HSBC North America Inc. (“HNAI”) in an aggregate amount of $2.2 billion ($1.1 billion received in each of the first two quarters) in exchange for 3 shares of common stock. During 2009, we contributed $2.7 billion to our subsidiary, HSBC Bank USA, in part to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. See Note 7, “Loans,” for additional information.

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

HSBC USA Inc.

Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above. Selected capital ratios are summarized in the following table:

At December 31,	2009	2008

Tier 1 capital to risk weighted assets	9.61%	7.60%
Tier 1 capital to average assets	7.59	5.96
Total equity to total assets	8.87	6.85

HSBC USA manages capital in accordance with the HSBC Group policy. HNAH and HBUS have each approved an Internal Capital Adequacy Assessment Process (ICAAP) that work in conjunction with the HSBC Group’s ICAAP. The ICAAP evaluates regulatory capital adequacy, economic capital adequacy, rating agency requirements and capital adequacy under a stress scenario. To the extent that sufficient capital resources are not available locally to meet these tests, we will generally rely on capital support from our parent, in accordance with HSBC’s capital management policy.

We and HSBC Bank USA are required to meet minimum capital requirements by their principal regulators. Risk-based capital amounts and ratios are presented in Note 25, “Regulatory Capital,” in the accompanying consolidated financial statements.

HSBC USA Inc. We are an indirect wholly owned subsidiary of HSBC Holdings plc and the parent company of HSBC Bank USA and other subsidiaries through which we offer personal and commercial banking products and related financial services. Our main source of funds is cash received from operations and subsidiaries in the form of dividends. In addition, we receive cash from third parties and affiliates by issuing preferred stock and debt and from our parent by receiving capital contributions.

We received cash dividends from our subsidiaries of $9 million and $47 million in 2009 and 2008, respectively.

We have a number of obligations to meet with our available cash. We must be able to service our debt and meet the capital needs of our subsidiaries. We also must pay dividends on our preferred stock and may pay dividends on our common stock. Dividends paid on preferred stock totaled $73 million in 2009 and $80 million in 2008. No dividends were paid to HNAI, our immediate parent company, on our common stock during either 2009 or 2008. We may pay dividends to HNAI in the future, but will maintain our capital at levels that we perceive to be consistent with our current ratings either by limiting the dividends to, or through capital contributions from, our parent.

At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. We made capital contributions to certain subsidiaries of $2.7 billion in 2009 and $3.0 billion in 2008.

Subsidiaries At December 31, 2009, we had one major subsidiary, HSBC Bank USA. Prior to December 9, 2008, we had two primary subsidiaries: HSBC Bank USA and HSBC National Bank USA. On December 9, 2008, HSBC National Bank USA was merged into HSBC Bank USA.

We manage substantially all of our operations through HSBC Bank USA, which funds our businesses primarily through receiving deposits from customers: the collection of receivable balances; issuing short-term, medium-term and long-term debt; borrowing under secured financing facilities and selling residential mortgage receivables. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, we and our ultimate parent, HSBC, committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, we and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. In May 2009, we received further

HSBC USA Inc.

clarification from the Federal Reserve regarding HSBC Bank USA’s regulatory reporting requirements with respect to these capital commitments in that the additional capital requirements, (which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios), should be applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During 2009, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $455 million to one of HSBC USA’s non-bank subsidiaries to reduce this capital requirement. Capital ratios and amounts reported above at December 31, 2009 reflect this revised regulatory reporting. At December 31, 2009, we have exceeded our committed ratios and would have done so without the benefit associated with these low-quality asset sales. In addition to the target capital ratios, we have established an Internal Capital Adequacy Assessment Process (“ICAAP”). Under ICAAP, capital adequacy is evaluated through the examination of regulatory capital ratios (measured under current and Basel II rules), economic capital and stress testing. The results of the ICAAP are forwarded to HSBC and, to the extent that this evaluation identifies potential capital needs, incorporated into the HSBC capital management process. HSBC has provided capital support in the past and had indicated its commitment and capacity to fund the needs of the business (under most foreseeable circumstances) in the future.

As part of the purchase of the GM and UP Portfolios from HSBC Finance in January 2009, we assumed $6.1 billion of debt securities backed by credit card receivables. For accounting purposes, these transactions were structured as secured financings. Therefore, the receivables and the related debt remain on our balance sheet. At December 31, 2009, private label card receivables, credit card receivables and restricted available-for-sale investments totaling $3.9 billion secured $3.0 billion of outstanding public debt and conduit facilities. At December 31, 2008, private label card receivables totaling $1.6 billion secured $1.2 billion of outstanding debt.

At December 31, 2009, we had conduit credit facilities with commercial and investment banks under which our operations may issue securities up to $2.3 billion backed with private label card and credit card receivables. The facilities are renewable at the providers’ option. Our total conduit capacity increased by $1.2 billion during 2009. The increase is primarily the result of the secured financing conduit facilities obtained as part of the purchase of the GM and UP Portfolios completed in the first quarter of 2009. At December 31, 2009, private label card and credit card receivables of $1.7 billion were used to collateralize $1.2 billion of funding transactions structured as secured financings under these funding programs. At December 31, 2008, private label card receivables of $977 million were used to collateralize $700 million of funding transactions structured as secured financings under these funding programs. For the conduit credit facilities that have renewed in 2009, credit performance requirements have generally been more restrictive and pricing has increased to reflect the perceived quality of the underlying assets although, beginning in the second quarter, we began to witness an easing of such terms. Available-for-sale investments at December 31, 2009 included $1.1 billion which were restricted for the sole purpose of paying down certain secured financings at the established payment date. There were no restricted available-for-sale investments at December 31, 2008.

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

HSBC USA Inc.

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

2010 Funding Strategy Our current estimate for funding needs and sources for 2010 are summarized in the following table.

(in billions)

Funding needs:
Net asset growth, excluding asset transfers	$1
Net asset transfers	-
Long-term debt maturities	-
Investment portfolio	-
Secured financings, including conduit facility maturities	3

Total funding needs	$4

Funding sources:
Cash from operations	$-
Core deposit growth	3
Other deposit growth	1
Loan sales	-
Long-term debt issuance	3
Short-term funding/investments	(4)
Secured financings, including conduit facility renewals	1
Other, including capital infusions	-

Total funding sources	$4

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

For further discussion relating to our sources of liquidity and contingency funding plan, see the caption “Risk Management” in this MD&A.

Capital Expenditures We made capital expenditures of $44 million and $62 million during 2009 and 2008, respectively.

Commitments See “Off-Balance Sheet Arrangements” below for further information on our various commitments.

HSBC USA Inc.

Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2009 by period due.

	2010	2011	2012	2013	2014	Thereafter	Total

	(in millions)

Subordinated long-term debt and perpetual capital notes(1)	$-	$104	$123	$-	$1,176	$4,214	$5,617
Other long-term debt, including capital lease obligations(1)	3,729	4,617	398	402	1,064	2,181	12,391
Other postretirement benefit obligations(2)	6	6	6	6	6	27	57
Obligation to the HSBC North America Pension Plan(5)	35	36	42	41	41	-	195
Minimum future rental commitments on operating leases(3)	117	113	107	104	97	305	843
Purchase obligations(4)	76	17	2	-	-	-	95

Total	$3,963	$4,893	$678	$553	$2,384	$6,727	$19,198

(1)	Represents future principal payments related to debt instruments included in Note 15, “Long-Term Debt,” of the accompanying consolidated financial statements.

(2)	Represents estimated future employee benefits expected to be paid over the next ten years based on assumptions used to measure our benefit obligation at December 31, 2009. See Note 22, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements.

(3)	Represents expected minimum lease payments, net of minimum sublease income under noncancelable operating leases for premises and equipment included in Note 29, “Collateral, Commitments and Contingent Liabilities,” in the accompanying consolidated financial statements.

(4)	Represents binding agreements for facilities management and maintenance contracts, custodial account processing services, internet banking services, consulting services, real estate services and other services.

(5)	Our contractual cash obligation to the HSBC North America Pension Plan included in the table above is based on the Pension Funding Policy which was revised during the third quarter of 2009 and established required annual contributions by HSBC North America through 2014. The amounts included in the table above, reflect an estimate of our portion of those annual contributions based on plan participants at December 31, 2009. The Pension Funding Policy adopted during the third quarter of 2009 does not take into consideration any changes to future benefit accruals subsequent to December 31, 2009. See Note, 22, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information about the HSBC North America Pension Plan.

These cash obligations could be funded primarily through cash collections on receivables and from the issuance of new unsecured debt or receipt of deposits.

Our purchase obligations for goods and services at December 31, 2009 were not significant.

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

							Balance at December 31,
	2010	2011	2012	2013	2014	Thereafter	2009	2008

	(in billions)

Standby letters of credit, net of participations(1)	$5.6	$.9	$.7	$.2	$.2	$-	$7.6	$8.2
Commercial letters of credit	.7	-	-	-	-	-	.7	.6
Credit derivatives considered guarantees(2)	57.4	42.0	92.6	73.2	65.8	56.2	387.2	493.6
Other commitments to extend credit:
Commercial	20.6	9.0	14.2	4.1	.4	.6	48.9	56.1
Consumer	6.9	-	-	-	-	-	6.9	9.3

Total	$91.2	$51.9	$107.5	$77.5	$66.4	$56.8	$451.3	$567.8

(1)	Includes $774 million and $732 million issued for the benefit of HSBC affiliates at December 31, 2009 and 2008, respectively.

(2)	Includes $57.3 billion and $103.4 billion issued for the benefit of HSBC affiliates at December 31, 2009 and 2008, respectively.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of our “stand ready obligation to perform” under these arrangements, amounting to $48 million and $33 million at December 31, 2009 and 2008, respectively. Fees are recognized ratably over the term of the standby letter of credit. Also included in other liabilities is a credit loss reserve on unfunded standby letters of credit of $27 million and $30 million at December 31, 2009 and 2008, respectively. See Note 27, “Guarantee Arrangements” in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.

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

HSBC USA Inc.

In accordance with our policy, we offset most of the market risk we assume in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table above is the maximum amount that we could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral. See Note 27, “Guarantee Arrangements,” in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.

Other Commitments to Extend Credit Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments comprise unused private label or MasterCard/Visa credit card lines that are technically commitments of HSBC Finance, which we are committed to fund via purchase at fair market value from HSBC Finance, and commitments to extend credit secured by residential properties. We have the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to a number of multi-seller and single-seller asset backed commercial paper conduits (“ABCP conduits”) sponsored by affiliates and third parties. See Note 26, “Special Purpose Entities,” in the accompanying the consolidated financial statements for additional information regarding these ABCP conduits and our variable interests in them.

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

HSBC USA Inc.

The tables below present information on our liquidity facilities with ABCP conduits at December 31, 2009. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure.

		Conduit		Conduit
	Maximum	Assets(1)	Weighted	Funding(1)	Weighted
	Exposure	Total	Average Life	Commercial	Average Life
Conduit Type	to Loss	Assets	(Months)	Paper	(Days)

	(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$6,237	$4,171	29	$4,159	19
Third-party sponsored:
Single-seller	554	6,684	45	6,683	35

Total	$6,791	$10,855		$10,842

(1)	For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

	Average
	Asset	Average Credit Quality(1)
Asset Class	Mix	AAA	AA+/AA	A	A−	BB/BB−

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	34%	45%	25%	11%	19%	-%
Trade receivables	12	23	10	67	-	-
Credit card receivables	27	43	-	57	-	-
Other securities	13	-	-	-	-	100
Capital calls	5	-	-	100	-	-
Equipment loans	5	100	-	-	-	-
Auto dealer floor plan loans	4	-	-	100	-	-

Total	100%	34%	10%	36%	7%	13%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	99%	1%	-%	-%	-%

(1)	Credit quality is based on Standard and Poor’s ratings at December 31, 2009 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During 2009, U.S. asset backed commercial paper volumes declined, particularly in the first half of the year as most bank conduit sponsors reduced exposure to certain industry sectors and generally tightened credit availability. Despite the volume reduction, there are signs that most major bank conduits sponsors are extending new financing but at a slower pace. Credit spreads in the multi-seller conduit market have trended lower since the beginning of the year following a pattern that is prevalent across the U.S. credit markets. In the ABCP market, the success of the TALF program has revived the term ABS market and has been the primary catalyst for the lowering of spreads in the ABCP market. The lower supply of ABCP has led to greater investor liquidity for the large bank sponsors that are

HSBC USA Inc.

attracting demand from money fund investors. The improved demand for higher quality ABCP program has led to an improved market sentiment and less volatility in issuance spreads.

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

Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders and endorsed by the Canadian justice system in 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $380 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HSBC Bank USA derivatives transactions with the previous conduit vehicles have been assigned to new Master Conduit Vehicles. Under the restructuring, collateral provided to us to mitigate the derivatives exposures is significantly higher than it was previously.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in the second quarter of 2008, we agreed to hold long-term securities of $300 million (denominated in Canadian dollars) and provide a $95 million Credit Facility. As of December 31, 2009, approximately $1 million of the Credit Facility was drawn and $285 million (U.S. dollars) of securities were held. As of December 31, 2008, approximately $77 million of the Credit Facility was drawn and $246 million (U.S. dollars) of securities were held. The change in the value of securities held from December 31, 2008 was due to a weaker U.S. dollar versus the Canadian dollar.

As of December 31, 2009 and 2008, other than the Margin Funding Facilities referenced above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements referenced. However, we hold $10 million of long-term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

In addition to the facilities provided to ABCP conduits, we also provided a $50 million liquidity facility to a third-party sponsored multi-seller structured investment vehicle (“SIV”) in 2009. See Note 26, “Special Purpose Entities,” in the accompanying consolidated financial statements for a fuller description of this SIV and our involvement. As of October 1, 2009, the assets of the existing SIV were transferred to a newly formed SIV in order to foreclose upon the assets within the existing SIV. The transfer occurred as the creditors received their respective share in the new SIV transaction by exchanging the current exposure for notes in the new trust. The notes, which are recorded as available for sale investment securities on our consolidated balance sheet, will accrue interest at a spread over LIBOR to be determined based upon the collections (contingent interest).

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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an increase of $310 million during 2009 as compared with a decrease of $552 million in the fair value of financial liabilities during 2008.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods.

HSBC USA Inc.

Accordingly, the loss on debt designated at fair value and related derivatives during 2009 should not be considered indicative of the results for any future period.

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

Fair Value Hierarchy Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the “Fair Vale Framework”). The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants’ assumptions. It emphasizes the use of valuation methodologies that maximize observable market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of our valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment and may change over time as market conditions evolve. We consider the following factors in developing the fair value hierarchy:

•	whether the asset or liability is transacted in an active market with a quoted market price;

HSBC USA Inc.

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2009 and 2008, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

HSBC USA Inc.

Level 3 Measurements

The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of December 31, 2009 and 2008.

At December 31,	2009	2008

	(dollars are in millions)

Level 3 assets(1),(2)	$9,179	$12,126
Total assets measured at fair value(3)	111,231	192,324
Level 3 liabilities	3,843	2,845
Total liabilities measured at fair value(1)	74,120	158,710
Level 3 assets as a percent of total assets measured at fair value	8.3%	6.3%
Level 3 liabilities as a percent of total liabilities measured at fair value	5.2%	1.8%

(1)	Presented without netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes $7.4 billion of recurring Level 3 assets and $1.8 billion of non-recurring Level 3 assets at December 31, 2009 and $10.7 billion of recurring Level 3 assets and $1.5 billion of non-recurring Level 3 assets at December 31, 2008.

(3)	Includes $108.6 billion of assets measured on a recurring basis and $2.7 billion of assets measured on a non-recurring basis at December 31, 2009 and $189.8 billion of non-recurring Level 3 assets and $2.6 billion of non-recurring Level 3 assets at December 31, 2008.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in 2007 and continuing into 2009, the creditworthiness of the monoline insurers had deteriorated significantly. However, in the second half of 2009, the deterioration previously experienced began to ease. As a result, we made a $152 million and $1,020 million negative credit risk adjustment to the fair value of our credit default swap contracts, which is reflected in trading revenue (loss) for 2009 and 2008, respectively. We have recorded a cumulative credit loss adjustment of $713 million against our monoline exposure as of December 31, 2009.

Loans As of December 31, 2009 and 2008, we have classified $793 million and $1,278 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $233 million and $556 million for such mortgage loans during 2009 and 2008, respectively. The changes in fair value are recorded as other revenues (losses) in the consolidated statement of income (loss).

Material Additions to and Transfers Into (Out of) Level 3 Measurements During 2009, we transferred $634 million of mortgage and other asset-backed securities and $345 million of corporate bonds from Level 2 to Level 3 as the availability of observable inputs continued to decline. In addition, we transferred $69 million of credit derivatives from Level 2 to Level 3.

In 2008 we transferred $1.8 billion of Leveraged Super Senior (“LSS”) credit derivatives from Level 2 into Level 3 as the “gap risk” – the possibility that the collateral posted is not sufficient to cover the replacement cost as the trade is unwound when the counterparty chooses not to post additional collateral. During 2008, we also transferred $668 million of collateralized debt obligations and collateralized loan obligations as well as $719 million of total return swaps from Level 2 to Level 3 due to market illiquidity and the significant degree of subjectivity involved in determining fair value. Additionally, during 2008 we transferred $982 million of certain non-agency trading and available-for-sale residential mortgage backed securities from Level 2 to Level 3 because significant in puts to the valuation became unobservable, largely because of reduced levels of market liquidity. During 2008 certain hedge funds placed restrictions on redemptions from investors as the liquidity in hedge funds has narrowed which resulted in a transfer from Level 2 to Level 3 of $148 million of investment in hedge funds.

See Note 28, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2009 and 2008 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

During the third quarter of 2009, we transferred $353 million of auto finance loans to held for sale which were classified as non-recurring Level 3 assets. As of December 31, 2009 these auto finance loans were transferred to non-recurring Level 2 financial assets based on an external bid received and are accounted for on a lower of cost or fair value basis.

Credit Quality of Assets Underlying Asset-backed Securities

The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of December 31, 2009:

Asset-backed securities backed by consumer finance collateral:

Credit quality of collateral:

			Prime		Alt-A		Sub-prime
			Prior to	After	Prior to	After	Prior to	After
Year of issuance:		Total	2006	2006	2006	2006	2006	2006

	(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$202	$-	$-	$4	$196	$2	$-
	Auto loans	22	-	-	22	-	-	-
	Student loans	37	-	-	37	-	-	-
	Residential mortgages	1,024	37	-	583	6	398	-
	Commercial mortgages	559	-	-	84	475	-	-
	Not specified	24	-	-	24	-	-	-

	Total AAA	1,868	37	-	754	677	400	-
AA	Home equity loans	8	-	-	-	8	-	-
	Residential mortgages	78	-	-	78	-	-	-

	Total AA	86	-	-	78	8	-	-
A	Home equity loans	3	-	-	2	-	1	-
	Commercial mortgages	8	-	-	-	8	-	-
	Residential mortgages	102	15	-	12	69	-	6

	Total A	113	15	-	14	77	1	6
BBB	Home equity loans	150	-	-	5	145	-	-
	Residential mortgages	76	-	-	40	36	-	-
	Not specified	-	-	-	-	-	-	-

	Total BBB	226	-	-	45	181	-	-
BB	Residential mortgages	40	-	-	16	24	-	-
	Home equity loans	22	-	-	-	21	1	-

	Total BB	62	-	-	16	45	1	-
B	Auto loans	43	-	-	43	-	-	-
	Residential mortgages	46	-	-	27	19	-	-

	Total B	89	-	-	70	19	-	-

HSBC USA Inc.

			Prime		Alt-A		Sub-prime
			Prior to	After	Prior to	After	Prior to	After
Year of issuance:		Total	2006	2006	2006	2006	2006	2006

	(in millions)

CCC	Home equity loans	7	-	-	-	7	-	-
	Residential mortgages	398	-	-	34	364	-	-

	Total CCC	405	-	-	34	371	-	-
CC	Residential mortgages	16	-	-	-	16	-	-
	Home equity loans	-	-	-	-	-	-	-

	Total CC	16	-	-	-	16	-	-
C	Residential mortgages	25	-	-	-	25	-	-

D	Home equity loans	6	-	-	-	-	-	6

Unrated	Residential mortgages	9	-	-	5	4	-	-

		$2,905	$52	$-	$1,016	$1,423	$402	$12

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated

	(in millions)

Rating of securities:	Collateral type:
AAA	Corporate loans	$367	$-	$-	$367	$-	$-
	Commercial mortgages	202	-	-	144	58	-
	Trust preferred	190	-	190	-	-	-
	Aircraft leasing	72	-	-	-	-	72
	Others	-	-	-	-	-	-

		831	$-	$190	$511	$58	$72

	Total asset-backed securities	$3,736

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $451 million or a decrease of the overall fair value measurement of approximately $313 million as of December 31, 2009. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

HSBC USA Inc.

Risk Management

Overview Some degree of risk is inherent in virtually all of our activities. For the principal activities undertaken, the following are considered to be the most important types of risks:

•	Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default.

•	Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself.

•	Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities.

•	Market risk is the potential for losses in daily mark to market positions (mostly trading) due to adverse movements in money, foreign exchange, equity or other markets and includes both interest rate risk and trading risk.

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events (including legal and compliance risk but excluding strategic and reputational risk)

•	Fiduciary risk is the risk associated with offering services honestly and properly to clients in a fiduciary capacity in accordance with Regulation 12 CFR 9, Fiduciary Activity of National Banks.

•	Reputational risk involves the safeguarding of our reputation and can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events.

•	Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

The objective of our risk management system is to identify, measure, monitor and manage risks so that:

•	potential costs can be weighed against the expected rewards from taking the risks;

•	appropriate disclosures can be made to all concerned parties;

•	adequate protections, capital and other resources can be put in place to weather all significant risks; and

•	compliance with all relevant laws, regulations and regulatory requirements is ensured through staff education, adequate processes and controls, and ongoing monitoring efforts.

For all risk types, there are independent risk specialists that set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. For instance, the Chief Risk Officer and the Executive Vice President for Compliance provide day-to-day oversight of these types of risk management activities within their respective areas and work closely with internal audit and other senior risk specialists at HSBC North America and HSBC. Market risk is managed by the HSBC North America Head of Market Risk. Operational risk is decentralized and is the responsibility of each business and support unit under the direction of the HSBC North America Head of Operational Risk. Compliance risk is managed both on a decentralized basis, with staff who are aligned with and advise each business segment, as well as with an increasing level of centralized compliance services. This formal independent compliance function is under the direction of the HSBC North America Head of Legal and Compliance.

Historically, our approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board, which consists of senior executives throughout the HSBC organization. As such, extensive centrally determined requirements for controls, limits, reporting and the escalation of issues have been detailed in our policies and procedures.

HSBC USA Inc.

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

In the course of our regular risk management activities, we use simulation models to help quantify the risk we are taking. The output from some of these models is included in this section of our filing. By their nature, models are based on various assumptions and relationships. We believe that the assumptions used in these models are reasonable, but events may unfold differently than what is assumed in the models. In actual stressed market conditions, these assumptions and relationships may no longer hold, causing actual experience to differ significantly from the results predicted in the model. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.

Risk management oversight begins with our Board of Directors and its various committees, principally the Audit Committee. Management oversight is provided by corporate and business unit risk management committees with the participation of the Chief Executive Officer or her staff. An HSBC USA Risk Management Committee, chaired by the Chief Executive Officer, focuses on the management of all risks within HUSI including, but not limited to, credit, market, liquidity, operational, information technology, reputational and compliance risks as well as risks associated with our balance sheet.

In the first quarter of 2009, significant steps were taken to further strengthen our risk management organization, including the appointment of an HSBC North America Holdings Inc. Chief Risk Officer, who also serves as the HUSI Chief Risk Officer and the creation of a distinct, cross-disciplinary risk organization and integrated risk function. Additionally, a distinct position for an HSBC North America Holdings Anti-Money Laundering (“AML”) Director was established and the Director was appointed in the fourth quarter of 2009. He has also been appointed as the designated Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer for HUSI. Specific oversight of various risk management processes is provided by the Risk Management Committee, with the assistance of the following principal HSBC USA subcommittees:

•	the Asset and Liability Policy Committee (“ALCO”);

•	the Fiduciary Risk Committee; and

•	the Operational Risk and Internal Control Committee.

Also in 2009, additional steps were taken to further strengthen our risk management framework through the formation of a number of specialized cross-functional North America risk management subcommittees, including the Risk Management Review Meeting, Operational Risk and Internal Control Committee, Credit Risk Analytics Oversight Committee, Capital Management Review Meeting, and Stress Testing and Scenario Oversight Committee.

While the charters of the Risk Management Committee and each sub-committee were tailored to reflect the roles and responsibilities of each committee, they all had the following common themes:

•	defining risk appetites, policies and limits;

•	monitoring and assessing exposures, trends and the effectiveness of risk management;

•	reporting to the Board of Directors; and

•	promulgating a suitable risk taking, risk management and compliance culture.

Oversight of all liquidity, interest rate and market risk is provided by ALCO which is chaired by the Chief Financial officer. Subject to the approval of our Board of Directors and HSBC, ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk and assesses the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. ALCO also conducts contingency planning with regard to liquidity.

HSBC USA Inc.

Economic Capital (EC) is defined as the amount of capital required to sustain a business through a complete business cycle, enabling the business to absorb unexpected losses and thereby limit the probability of insolvency. As part of its ICAAP, HNAH and HBUS have developed an inventory of risks that we are subject to, and have established processes for quantifying those risks were possible. The quantified risks comprise economic capital, and include credit risk, operational risk, market risk, interest rate risk, pension risk, refinance risk, insurance risk and model risk. Economic capital is calibrated to calculate losses over a one year time horizon at a confidence level of 99.95%. The confidence level is consistent with HSBC USA’s target rating of “AA”, as “AA” rated credits have historically defaulted at a rate of about .05% per year. The one year time horizon is consistent with traditional planning and budgeting time horizons.

Regulatory capital requirements are based on the amount of capital held, as defined by regulations, and the amount of risk weighted assets, also calculated based on regulatory definitions. Economic capital is a proprietary measure of risk, calculated on a basis tailored to the risks incurred. Quarterly, Economic Capital is compared to a calculation of available capital resources to assess capital adequacy as part of the ICAAP. In addition, Risk Adjusted Return On Economic Capital (RAROC) is computed for HUSI businesses on a quarterly basis, to allow for a comparison of return on risk.

In December 2007, U.S. regulators published a final rule regarding Risk-Based Capital Standards. This final rule represents the U.S. adoption of the Basel II Capital Accord. The final rule became effective April 1, 2008 and requires us to adopt its provisions no later than April 1, 2011. Final adoption must be preceded by a parallel run period of at least four quarters. We expect to begin a parallel run in 2010.

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

Credit risk is inherent in various on- and off-balance sheet instruments and arrangements, such as:

•	loan portfolios;

•	investment portfolios;

•	unfunded commitments such as letters of credit and lines of credit that customers can draw upon; and

•	treasury instruments, such as interest rate swaps which, if more valuable today than when originally contracted, may represent an exposure to the counterparty to the contract.

While credit risk exists widely in our operations, diversification among various commercial and consumer portfolios helps to lessen risk exposure. Day-to-day management of credit and market risk is performed by the Chief Credit Officer, the HSBC North America Chief Retail Credit Officer and the Head of Market Risk, who report directly to the HSBC North America Chief Risk Officer and maintain independent risk functions. The credit risk associated with commercial portfolios is managed by the Chief Credit Officer, while credit risk associated with retail consumer loan portfolios, such as credit cards, installment loans and residential mortgages, is managed by the HSBC North America Chief Retail Credit Officer. Further discussion of credit risk can be found under the “Credit Quality” caption in this MD&A.

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

HSBC USA Inc.

selectively discontinuing business lines or products, tightening underwriting criteria and investing in improved fraud prevention technologies.

The responsibilities of the credit risk function include:

•	Formulating credit risk policies - Our policies are designed to ensure that various retail and commercial business units operate within clear standards of acceptable credit risk. Our policies ensure that the HSBC standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the Audit Committee.

•	Approving new credit exposures and independently assessing large exposures annually - The Chief Credit Officer delegates credit authority to our various lending units. However, most large credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Chief Credit Officer. In addition, the Chief Credit Officer coordinates the approval of material credits with HSBC Group Credit Risk which, subject to certain agreed-upon limits, will review and concur on material new and renewal transactions.

•	Overseeing retail credit risk - The HSBC North America Chief Retail Credit Officer manages the credit risk associated with retail portfolios and is supported by expertise from a dedicated advanced risk analytics unit.

•	Maintaining and developing the governance and operation of the commercial risk rating system - A two-dimensional credit risk rating system is utilized in order to categorize exposures meaningfully and enable focused management of the risks involved. This ratings system is comprised of a 22 category Customer Risk Rating, which considers the probability of default of an obligor and a separate assessment of a transaction’s potential loss given default. Each credit grade has a probability of default estimate. Rating methodologies are based upon a wide range of analytics and market data-based tools, which are core inputs to the assessment of counterparty risk. Although automated risk rating processes are increasingly used, for larger facilities the ultimate responsibility for setting risk grades rests in each case with the final approving executive. Risk grades are reviewed frequently and amendments, where necessary, are implemented promptly.

•	Measuring portfolio credit risk - Over the past few years, the advanced credit ratings system has been used to implement a credit economic capital risk measurement system to measure the risk in our credit portfolios, using the measure in certain internal and Board of Directors reporting. Simulation models are used to determine the amount of unexpected losses, beyond expected losses, that we must be prepared to support with capital given our targeted debt rating. Quarterly credit economic capital reports are generated and reviewed with management and the business units. Efforts continue to refine both the inputs and assumptions used in the credit economic capital model to increase its usefulness in pricing and the evaluation of large and small commercial and retail customer portfolio products and business unit return on risk.

•	Monitoring portfolio performance - A credit data warehouse has been implemented to centralize the reporting of its credit risk, support the analysis of risk using tools such as economic capital, and to calculate its credit loss reserves. This data warehouse also supports HSBC’s wider effort to meet the requirements of Basel II and to generate credit reports for management and the Board of Directors.

•	Establishing counterparty and portfolio limits - We monitor and limit our exposure to individual counterparties and to the combined exposure of related counterparties. In addition, selected industry portfolios, such as real estate and structured products, are subject to caps that are established by the Chief Credit Officer and reviewed where appropriate by management committees and the Board of Directors. Counterparty credit exposure related to derivative activities is also managed under approved limits. Since the exposure related to derivatives is variable and uncertain, internal risk management methodologies are used to calculate the 95% worst-case potential future exposure for each customer. These methodologies take into consideration, among other factors, cross-product close-out netting, collateral received from customers under Collateral Support Annexes (CSAs), termination clauses, and off-setting positions within the portfolio.

HSBC USA Inc.

•	Managing problem commercial loans - Special attention is paid to problem loans. When appropriate, our commercial Special Credits Unit and retail Default Services teams provide customers with intensive management and control support in order to help them avoid default wherever possible and maximize recoveries.

•	Establishing allowances for credit losses - The Chief Credit Officer and the HSBC North America Chief Retail Credit Officer share responsibility with the Chief Financial Officer for establishing appropriate levels of allowances for credit losses inherent in various loan portfolios.

A Credit Review and Risk Identification (“CRRI”) function is also in place in HSBC North America to identify and assess credit risk. The CRRI function consists of a Wholesale and Retail Credit Review function as well as functions responsible for the independent assessment of Wholesale and Retail models. The Credit Review function provides an ongoing independent assessment of credit risk, the quality of credit risk management and in the case of wholesale credit risk, the accuracy of individual credit risk ratings. The Credit Review functions independently and holistically assess the business units and risk management functions to ensure the business is operating in a manner that is consistent with HSBC Group strategy and appropriate local and HSBC Group credit policies, procedures and applicable regulatory guidelines. The Credit Risk Review functions examine asset quality, credit processes and procedures, as well as the risk management infra-structures in each commercial and retail lending unit. Selective capital markets based functions are included within this scope. Beginning in 2010, CRRI also independently assesses the retail and wholesale credit risk models to determine if they are fit for purpose and consistent with regulatory requirements and HSBC Group Policy.

Liquidity Risk Management Liquidity risk is the risk that an institution will be unable to meet its obligations as they become due or fund its customers because of an inability to liquidate assets or obtain adequate funding. We have been continuously monitoring the impact of market events on our liquidity positions. In general terms, the strains due to the credit crisis have been concentrated in the wholesale market as opposed to the retail market (the latter being the market from which we source core demand and time deposit accounts). Financial institutions with less reliance on the wholesale markets were in many respects less affected by the recent conditions. Our limited dependence upon the wholesale markets for funding has been a significant competitive advantage through the recent period of financial market turmoil. The liquidity framework as described in detail below will continue to adapt as we assimilate further knowledge from the recent disruptions in the marketplace.

Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time, while maintaining routine operations and market confidence. Market funding is planned in conjunction with HSBC Finance and HSBC, as the markets increasingly view debt issuances from the separate companies within the context of their common parent company. Liquidity management is performed at both HSBC USA and HSBC Bank USA. Each entity is required to have sufficient liquidity for a crisis situation. ALCO is responsible for the development and implementation of related policies and procedures to ensure that the minimum liquidity ratios and a strong overall liquidity position are maintained.

In carrying out this responsibility, ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. Our liquidity management approach includes increased deposits, potential sales (e.g. residential mortgage loans), and securitizations/conduits (e.g. credit cards) in liquidity contingency plans. In addition, ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. It must also maintain a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses and customer relationships. In the event of a cash flow crisis, our objective is to fund cash requirements without access to the wholesale unsecured funding market for at least one year. Contingency funding needs will be satisfied primarily through the sale of the investment portfolio and liquidation of the residential mortgage portfolio. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage portfolio may be sold, securitized, or used for collateral at the FHLB to increase borrowings.

HSBC USA Inc.

Given our overall liquidity position, during 2009, we have managed down low margin commercial and institutional deposits in order to maximize profitability.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At December 31, 2009, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA−	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA	AA	AA

(1)	Dominion Bond Rating Service.

In January 2009, Fitch, Inc. affirmed our debt ratings, however our outlook was changed from “stable” to “negative.” In March 2009, Moody’s Investors Services (“Moody’s) downgraded the long-term debt ratings of both HSBC USA and HSBC Bank USA by one level to A1 and Aa3, respectively and reaffirmed the short-term ratings for each entity at Prime-1. Moody’s also changed their outlook for both entities from “stable” to “negative.” In April 2009, DBRS re-affirmed the long and short-term debt ratings of HSBC USA and HSBC Bank USA at AA and R-1, respectively, with a “negative” outlook. In August 2009, Standard and Poor’s re-affirmed the long-term and short-term debt ratings of both HSBC USA and HSBC Bank USA at AA-/A-1+ (HSBC USA) and AA/A-1+ (HSBC Bank USA).

Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.

Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available for sale debt securities. Approximately $76 million of debt securities in this portfolio at December 31, 2009 are expected to mature in 2010. The remaining $26.5 billion of debt securities not expected to mature in 2010 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets through whole-loan sales and securitizations. In 2009, we sold residential mortgage loans of approximately $4.5 billion.

The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets would be used to supplement liquidity derived from liabilities only in a crisis scenario.

It is the policy of HSBC Bank USA to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is collateral that is physically maintained at the Federal Reserve, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary. Further liquidity is available from the Federal Home Loan Bank of New York. As of December 31, 2009, we had outstanding advances of $1.0 billion. We have access to further borrowings based on the amount of mortgages and securities pledged as collateral to the FHLB.

As of December 31, 2009, dividends from HSBC Bank USA to us would require the approval of the OCC, in accordance with 12 USC 60. See Note 25 “Retained Earnings and Regulatory Capital Requirements” of the

HSBC USA Inc.

consolidated financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.

We filed a shelf registration statement with the Securities and Exchange Commission in April 2009, under which we may issue debt securities, preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units. We satisfy the eligibility requirements for designation as a “well-known seasoned issuer,” which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue debt under the registration statement is limited by the debt issuance authority granted by the Board. We are currently authorized to issue up to $15 billion, of which $6.3 billion is available. During 2009, we issued $2.0 billion of senior debt from this shelf.

HSBC Bank USA has a $40 billion Global Bank Note Program, which provides for issuance of subordinated and senior notes. Borrowings from the Global Bank Note Program totaled $0.6 billion in 2009, all of which was senior debt. There is approximately $19.8 billion of availability remaining on a cumulative basis.

At December 31, 2009, we also had a $2.5 billion back-up credit facility with HSBC Bank plc for issuances of commercial paper.

Interest Rate Risk Management Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities. We are subject to interest rate risk associated with the repricing characteristics of our balance sheet assets and liabilities. Specifically, as interest rates change, amounts of interest earning assets and liabilities fluctuate, and interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in shifts in net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to manage net interest income within ranges of interest rate risk that management considers acceptable, we use derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments. Day-to-day management of interest rate is centralized principally under the Treasurer.

We have substantial, but historically well controlled, interest rate risk in large part as a result of our portfolio of residential mortgages and mortgage backed securities, which consumers can prepay without penalty, and our large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of relatively low cost funds. Market risk exists principally in treasury businesses and to a lesser extent in the residential mortgage business where mortgage servicing rights and the pipeline of forward mortgage sales are hedged. We have little foreign currency exposure from investments in overseas operations, which are limited in scope. Total equity investments, excluding stock owned in the Federal Reserve and New York Federal Home Loan Bank, represent less than one percent of total available-for-sale securities.

The following table shows the repricing structure of assets and liabilities as of December 31, 2009. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting “gaps” are reviewed to assess the

HSBC USA Inc.

potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year end, and one-day figures can be distorted by temporary swings in assets or liabilities.

	Within	After One	After Five	After
	One	But Within	But Within	Ten
December 31, 2009	Year	Five Years	Ten Years	Years	Total

	(in millions)

Commercial loans	$29,132	$1,780	$458	$60	$31,430
Residential mortgages	11,797	4,381	1,802	1,292	19,272
Private label	11,854	3,237	-	-	15,091
Credit card receivables	11,701	1,346	1	-	13,048
Auto finance	466	1,588	-	-	2,054
Other consumer loans	883	324	253	42	1,502

Total loans(1)	65,833	12,656	2,514	1,394	82,397

Securities available-for-sale and securities held to maturity	3,220	13,212	6,047	8,089	30,568
Other assets	54,434	2,829	851	-	58,114

Total assets	123,487	28,697	9,412	9,483	171,079

Domestic deposits(2):
Savings and demand	48,686	13,335	9,965	-	71,986
Certificates of deposit	10,697	801	117	46	11,661
Long-term debt	12,455	3,963	565	1,025	18,008
Other liabilities/equity	60,091	8,810	-	523	69,424

Total liabilities and equity	131,929	26,909	10,647	1,594	171,079

Total balance sheet gap	(8,442)	1,788	(1,235)	7,889	-

Effect of derivative contracts	(402)	500	34	(132)	-

Total gap position	$(8,844)	$2,288	$(1,201)	$7,757	$-

(1)	Includes loans held for sale.

(2)	Does not include purchased or wholesale deposits. For purposes of this table purchased and wholesale deposits are reflected in “Other liabilities/equity”.

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts.

In the course of managing interest rate risk, a present value of a basis point (“PVBP”) analysis is utilized in conjunction with a combination of other risk assessment techniques, including economic value of equity, dynamic simulation modeling, capital risk and Value at Risk (“VAR”) analyses. The combination of these tools enables management to identify and assess the potential impact of interest rate movements and take appropriate action. This combination of techniques, with some focusing on the impact of interest rate movements on the value of the balance sheet (PVBP, economic value of equity, VAR) and others focusing on the impact of interest rate movements on earnings (dynamic simulation modeling) allows for comprehensive analyses from different perspectives. Discussion of the use of VAR analyses to monitor and manage interest rate and other market risks is included in the discussion of market risk management below.

A key element of managing interest rate risk is the management of the convexity of the balance sheet, largely resulting from the mortgage related products on the balance sheet. Convexity risk arises as mortgage loan consumers change their behavior significantly in response to large movements in market rates, but do not change behavior appreciably for smaller changes in market rates. Certain of the interest rate management tools described

HSBC USA Inc.

below, such as dynamic simulation modeling and economic value of equity, better capture the embedded convexity in the balance sheet, while measures such as PVBP are designed to capture the risk of smaller changes in rates.

Refer to “Market Risk Management” for discussion regarding the use of VAR analyses to monitor and manage interest rate risk.

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

Present value of a basis point is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2009 and 2008.

At December 31,	2009	2008

	(in millions)

Institutional PVBP movement limit	$6.5	$6.5
PVBP position at period end	0.5	4.3

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at December 31, 2009 and 2008.

At December 31,	2009	2008

	(values as a percentage)

Institutional economic value of equity limit	+/−20	+/−20
Projected change in value (reflects projected rate movements on January 1, 2010):
Change resulting from an immediate 200 basis point increase in interest rates	(4)	(2)
Change resulting from an immediate 200 basis point decrease in interest rates	(3)	(18)

The loss in value for a 200 basis point increase or decrease in rates is a result of the negative convexity of the residential whole loan and mortgage backed securities portfolios. If rates decrease, the projected prepayments related to these portfolios will accelerate, causing less appreciation than a comparable term, non-convex instrument. If rates increase, projected prepayments will slow, which will cause the average lives of these positions to extend and result in a greater loss in market value. The level of convexity in the balance sheet was reduced in 2009 due to a reduction in residential whole loan levels and a restructuring of the investment portfolio.

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

At December 31, 2009	Amount	%

	(dollars are in millions)

Projected change in net interest income (reflects projected rate movements on January 1, 2010):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	$17	-
Change resulting from a gradual 100 basis point decrease in the yield curve	(65)	(1)
Change resulting from a gradual 200 basis point increase in the yield curve	5	-
Change resulting from a gradual 200 basis point decrease in the yield curve	(105)	(2)
Other significant scenarios monitored (reflects projected rate movements on January 1, 2010):
Change resulting from an immediate 100 basis point increase in the yield curve	20	-
Change resulting from an immediate 100 basis point decrease in the yield curve	(95)	(2)
Change resulting from an immediate 200 basis point increase in the yield curve	(14)	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(179)	(3)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of December 31, 2009, we had an available-for-sale securities portfolio of approximately $27.8 billion with a net negative mark-to-market of $235 million included in tangible common equity of $11.1 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $248 million to a net loss of $483 million with the following results on the tangible capital ratios.

At December 31, 2009	Actual	Proforma(1)

Tangible common equity to tangible assets	6.60%	6.40%
Tangible common equity to risk weighted assets	8.26	8.00

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

Market Risk Management Market risk is the risk that movements in market risk factors, including foreign exchange rates and commodity prices, interest rates, credit spreads and equity prices, will reduce HSBC’s income or the value of its portfolios. We separate exposures to market risk into trading and non-trading portfolios. Trading portfolios include those positions arising from market-making, proprietary position-taking and other marked-to-market positions so designated. Non-trading portfolios primarily arise from the interest rate management of our retail and commercial banking assets and liabilities, financial investments classified as available-for-sale and held to maturity. We use a range of tools to monitor and manage market risk exposures. These include sensitivity analysis, VAR and stress testing.

Sensitivity analysis Sensitivity measures are used to monitor the market risk positions within each risk type, for example, PVBP movement in interest rates for interest rate risk. Sensitivity limits are set for portfolios, products and risk types, with the depth of the market being one of the principal factors in determining the level of limits set.

Value at Risk – Overview VAR analysis is used to estimate the maximum potential loss that could occur on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of

HSBC USA Inc.

confidence. VAR calculations are performed for all material trading activities and as a tool for managing interest rate risk inherent in non-trading activities. VAR is calculated daily for a one-day holding period to a 99 percent confidence level.

The VAR models are based predominantly on historical simulation. These models derive plausible future scenarios from past series of recorded market rate and price changes, and applies these to their current rates and prices. The model also incorporates the effect of option features on the underlying exposures. The historical simulation models used by us incorporate the following features:

•	market movement scenarios are derived with reference to data from the past two years;

•	scenario profit and losses are calculated with the derived market scenarios for foreign exchange rates and commodity prices, interest rates, credit spreads equity prices, volatilities; and

•	VAR is calculated to a 99 percent confidence level for a one-day holding period.

We routinely validate the accuracy of our VAR models by back-testing the actual daily profit and loss results, adjusted to remove non-modeled items such as fees and commissions and intraday trading, against the corresponding VAR numbers. Statistically, we would expect to see losses in excess of VAR only one percent of the time. The number of backtesting breaches in a period is used to assess how well the model is performing and, occasionally, new parameters are evaluated and introduced to improve the models fit. Although a valuable guide to risk, VAR must always be viewed in the context of its limitations.

That is:

•	the use of historical data as a proxy for estimating future events may not encompass all potential events, particularly those which are extreme in nature;

•	the use of a one-day holding period assumes that all positions can be liquidated or the risks offset in one day. This may not fully reflect the market risk arising at times of severe illiquidity, when a one-day holding period may be insufficient to liquidate or fully hedge all positions;

•	the use of a 99 percent confidence level, by definition, does not take into account losses that might occur beyond this level of confidence;

•	VAR is calculated on the basis of exposures outstanding at the close of business and therefore does not necessarily reflect intra-day exposures; and

•	VAR is unlikely to reflect loss potential on exposures that only arise under significant market moves.

In recognition of the limitations of VAR, we complement VAR with stress testing to evaluate the potential impact on portfolio values of more extreme, although plausible, events or movements in a set of financial variables. Stress testing is performed at a portfolio level, as well as on the consolidated positions of the Group, and covers the following scenarios:

•	Sensitivity scenarios, which consider the impact of market moves to any single risk factor or a set of factors. For example the impact resulting from a break of a currency peg that will not be captured within the VAR models;

•	Technical scenarios, which consider the largest move in each risk factor, without consideration of any underlying market correlation;

•	Hypothetical scenarios, which consider potential macro economic events; and

•	Historical scenarios, which incorporate historical observations of market moves during previous periods of stress which would not be captured within VAR.

Stress testing is governed by the ‘Stress Testing Review Group’ forum that coordinates the Group stress testing scenarios in conjunction with the regional risk managers. Consideration is given to the actual market risk exposures, along with market events in determining the stress scenarios.

HSBC USA Inc.

Stress testing results are reported to senior management and provide them with an assessment of the financial impact such events would have on our profits.

The years preceding the current market turmoil were characterized by historically low levels of volatility, with ample market liquidity. This period was associated with falling levels of VAR as the level of observed market volatility is a key determinant in the VAR calculation. The increase in market volatility throughout 2008 and into 2009 was most noticeable in the credit spreads of financial institutions and asset backed securities (“ABSs”) and mortgage backed securities (“MBSs”). The increase in the volatility of credit spreads reflected the market’s continued uncertainty with respect to the exposure of financial institutions to the U.S. subprime market, either directly or through structured products, and spread to more concerns about the wider economy. The tightening of both credit and liquidity within the wholesale markets prompted remedial action from the central banks, which included injecting liquidity into the wholesale markets, taking equity stakes and cutting rates. Macro economic uncertainty also fed through into increases in volatility in other risk types such as interest rates and foreign exchange prices.

The major contributor to the trading and non-trading VAR for us was our Global Banking and Markets operations.

VAR – Trading Activities Our management of market risk is based on a policy of restricting individual operations to trading within a list of permissible instruments authorized, enforcing new product approval procedures and restricting trading in the more complex derivative products to offices with appropriate levels of product expertise and robust control systems. Market making and proprietary position-taking is undertaken within Global Banking and Markets.

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and controlled using a complementary set of techniques, including VAR and a variety of interest rate risk monitoring techniques as discussed above. These techniques quantify the impact on capital of defined market movements.

Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased with the intent of selling them, and within the mortgage banking subsidiary included within the PFS business segment. Portfolios include foreign exchange, interest rate swaps and credit derivatives, precious metals (i.e. gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading occurs as a result of customer facilitation, proprietary position taking and economic hedging. In this context, economic hedging may include, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge accounting requirements.

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The following table summarizes trading VAR for 2009:

	December 31,	Full Year 2009			December 31,
	2009	Minimum	Maximum	Average	2008

	(in millions)

Total trading	$38	$34	$120	$67	$52
Equities	-	-	2	1	1
Foreign exchange	2	1	10	3	2
Interest rate directional and credit spread	33	27	82	47	44

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during calendar year 2009. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis

HSBC USA Inc.

of the gain (loss) data for 2009 shows that the largest daily gain was $83 million and the largest daily loss was $48 million.

Ranges of daily treasury trading revenue	Below	$(10)	$0 to	$10 to	Over
earned from market risk-related activities	$(10)	to $0	$10	$20	$20
		(dollars are in millions)

Number of trading days market risk-related revenue was within the stated range	36	86	84	32	9

The risk associated with movements in credit spreads is primarily managed through sensitivity limits, stress testing and VAR on those portfolios where it is calculated. Over the course of 2009, HSBC introduced credit spread as a separate risk type within its VAR models and, at December 31, 2009, credit spread VAR was calculated for credit derivatives portfolios. The total VAR for the trading activities, including credit spread VAR for the above portfolios, was $38 million and $52 million for December 31, 2009 and 2008, respectively.

The sensitivity of trading income to the effect of movements in credit spreads on the total trading activities was $1 million for December 31, 2009 and 2008. This sensitivity was calculated using simplified assumptions based on one-day movements in market credit spreads over a two-year period at a confidence level of 99 percent.

The increase in the sensitivity during 2009, as compared with 2008 was mainly due to the effect of higher volatility in credit spreads. Credit spread risk also arises on credit derivative transactions entered into by Global Banking in order to manage the risk concentrations within the corporate loan portfolio and enhance capital efficiency. The mark-to-market of these transactions is taken through the income statement.

Certain transactions are structured such that the risk is negligible under a wide range of market conditions or events, but in which there exists a remote possibility that a significant gap event could lead to loss. A gap event could be seen as a change in market price from one level to another with no trading opportunity in between, and where the price change breaches the threshold beyond which the risk profile changes from having no open risk to having full exposure to the underlying structure. Such movements may occur, for example, when there are adverse news announcements and the market for a specific investment becomes illiquid, making hedging impossible. Given the characteristics of these transactions, they will make little or no contribution to VAR or to traditional market risk sensitivity measures. We capture the risks for such transactions within our stress testing scenarios. Gap risk arising is monitored on an ongoing basis, and we incurred no gap losses on such transactions in 2009.

The ABSs/MBSs exposures within the trading portfolios are managed within sensitivity and VAR limits and are included within the stress testing scenarios as described above.

VAR – Non-trading Activities Interest rate risk in non-trading portfolios arises principally from mismatches between the future yield on assets and their funding cost, as a result of interest rate changes. Analysis of this risk is complicated by having to make assumptions on embedded optionality within certain product areas such as the incidence of mortgage repayments, and from behavioral assumptions regarding the economic duration of liabilities which are contractually repayable on demand such as current accounts. The prospective change in future net interest income from non-trading portfolios will be reflected in the current realizable value of these positions, should they be sold or closed prior to maturity. In order to manage this risk optimally, market risk in non-trading portfolios is transferred to Global Markets or to separate books managed under the supervision of the local ALCO. Once market risk has been consolidated in Global Markets or ALCO-managed books, the net exposure is typically managed through the use of interest rate swaps within agreed limits.

The following table summarizes non-trading VAR for 2009, assuming a 99 percent confidence level for a two-year observation period and a one-day “holding period”.

	December 31,	Full Year 2009			December 31,
	2009	Minimum	Maximum	Average	2008

		(in millions)

Interest rate	$114	$76	$154	$121	$92

HSBC USA Inc.

The sensitivity of equity to the effect of movements in credit spreads on our available-for-sale debt securities was $8 million and $6 million at December 31, 2009 and 2008, respectively. The sensitivity was calculated on the same basis as that applied to the trading portfolio.

Market risk also arises on fixed-rate securities we issue. These securities are issued to support long-term capital investments in subsidiaries and include non-cumulative preferred shares, noncumulative perpetual preferred securities and fixed rate subordinated debt.

Market risk arises on debt securities held as available-for-sale. The fair value of these securities was $27.8 billion and $24.9 billion at December 31, 2009 and 2008, respectively.

A principal part of our management of market risk in non-trading portfolios is to monitor the sensitivity of projected net interest income under varying interest rate scenarios (simulation modeling). We aim, through our management of market risk in non-trading portfolios, to mitigate the effect of prospective interest rate movements which could reduce future net interest income, while balancing the cost of such hedging activities on the current net revenue stream. See Interest Rate Risk Management above for further discussion.

Trading Activities – HSBC Mortgage Corporation (USA) (“HSBC Mortgage Corp”) HSBC Mortgage Corp is a mortgage banking subsidiary of HSBC Bank USA. Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.

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

At December 31, 2009	Value

(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1):
Value of hedged MSRs portfolio	$450
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	(1)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	2
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	4

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

HSBC USA Inc.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during 2009. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during 2009.

	Below	$(2) to	$0 to	$2 to	Over
Ranges of mortgage economic value from market risk-related activities	$(2)	$0	$2	$4	$4
	($ in millions)

Number of trading weeks market risk-related revenue was within the stated range	16	7	3	11	15

Operational Risk Operational risk results from inadequate or failed internal processes, people and systems or from external events, including legal and compliance risk, but excluding strategic and reputation risk. Operational risk is inherent in all of our business activities and, as with other types of risk, is managed through our overall framework designed to balance strong corporate oversight with well defined independent risk management.

We have established an independent Operational Risk Management discipline in North America, which reports to the HSBC North America Chief Risk Officer. The Operational Risk and Internal Control Committee, chaired by the HSBC North America Head of Operational Risk and Internal Control, is responsible for oversight of operational risk management, including internal controls to mitigate risk exposure and comprehensive reporting. Results from this Committee are communicated to the Risk Management Committee and subsequently to the Audit Committee of the Board of Directors. Business unit line management is responsible for managing and controlling all risks and for communicating and implementing all control standards. A central Operational Risk and Internal Control function provides functional oversight by coordinating the following activities:

•	developing Operational Risk Management policies and procedures;

•	developing and managing operational risk identification, scoring and assessment tools and databases;

•	providing firm-wide operational risk and control reporting and facilitating resulting action plan development;

•	assessing emerging risk areas and monitoring operational risk internal controls to reduce loss exposure;

•	perform root-cause analysis on large operational risk losses;

•	providing general and/or specific operational risk training and awareness programs for employees throughout the firm;

•	maintaining a network of business line operational risk coordinators;

•	independently reviewing and reporting the assessments of operational risks; and

•	modeling operational risk losses and scenarios for capital management purposes.

Management of operational risk includes identification, assessment, monitoring, management and mitigation, rectification and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the Operational Risk Management process have been communicated by issuance of a high level standard. Key features within the standard that have been addressed in our Operational Risk Management and Internal Control process have been communicated by issuance of a HSBC North America regional policy. Key features within the policy and our Operational Risk and Internal Control framework include:

•	each business and support department is responsible for the assessment, identification and management of their operational risks;

•	each risk is evaluated and scored by its likelihood to occur, its potential impact on shareholder value and by exposure based on the effectiveness of current controls to prevent or mitigate losses. An operational risk automated database is used to record risk assessments and track risk mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

HSBC USA Inc.

•	key risk indicators are established where appropriate, and monitored/tracked; and

•	the database is also used to track operational losses for analysis of root causes, comparison with risk assessments, lessons learned and capital modeling.

Management practices include standard monthly reporting to business line managers, senior management and the Operational Risk and Internal Control Committee of high risks, control deficiencies, risk mitigation action plans, losses and key risk indicators. Monthly certification of internal controls includes an operational risk attestation. We also monitor external operational risk events which take place to ensure that the firm remains in line with best practice and takes into account lessons learned from publicized operational failures within the financial services industry. Operational Risk management is an integral part of the product development process and the employee performance measurement process. An online certification process, attesting to the completeness and accuracy of operational risk, is completed by senior business management on an annual basis.

Internal audits, including audits by specialist teams in information technology and treasury, provide an important independent check on controls and test institutional compliance with the Operational Risk and Internal Control policy. Internal audit utilizes a risk-based approach to determine its audit coverage in order to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance and reporting. This includes reviews of the operational risk framework, the effectiveness and accuracy of the risk assessment process and the loss data collection and reporting activities.

A HSBC North America Operational Risk and Internal Control Committee (“ORIC”) is responsible for oversight of operational risk management, including internal controls, to mitigate risk exposure and comprehensive reporting. Business unit line management is responsible for identifying, managing and controlling all risks and for communicating and implementing all control standards. This is supported by an independent program of periodic reviews undertaken by Internal Audit. We also monitor external operational risk events which take place to ensure that we remain in line with best practice and take into account lessons learned from publicized operational failures within the financial services industry. We also maintain and test emergency policies and procedures to support operations and our personnel in the event of disasters.

Compliance risk, which is a component of operational risk, is the risk arising from failure to comply with relevant laws, regulations and regulatory requirements governing the conduct of specific businesses. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization. HSBC has a formal independent compliance function, which, in North America, is under the direction of the HSBC North America Head of Legal and Compliance.

Consistent with HSBC’s commitment to ensure adherence with applicable regulatory requirements for all of its world-wide affiliates, we have implemented a multi-faceted Compliance Risk Management program. This program addresses a number of regulatory priorities, including the following:

•	anti-money laundering (“AML”) regulations;

•	economic sanctions requirements;

•	consumer protection regulations;

•	community reinvestment requirements;

•	privacy; and

•	dealings with affiliates.

Oversight of the Compliance Risk Management program is provided by the Audit Committee of the Board of Directors through the Risk Management Committee, which is advised of significant potential compliance issues, strategic policy-making decisions and reputational risk matters. Internal audit, through continuous monitoring and periodic audits, tests the effectiveness of the overall Compliance Risk Management program.

HSBC USA Inc.

The Compliance Risk Management program elements include identification and assessment of compliance risk (using operational risk methodology), as well as monitoring, control and mitigation of such risk and timely resolution of the results of risk events. The execution of the program is generally performed by line management, with oversight provided by Compliance. Controls for mitigating compliance risk are incorporated into business operating policies and procedures. Processes are in place to ensure controls are appropriately updated to reflect changes in regulatory requirements as well as changes in business practices, including new or revised products, services and marketing programs. A wide range of compliance training is provided to relevant staff, including mandated programs for such areas as anti-money laundering, fair and responsible lending and privacy.

The independent Compliance function is comprised of compliance teams supporting specific business units, as well as centralized teams providing subject matter and operational compliance expertise in specific areas, notably AML compliance. A distinct position for an HSBC North America Holdings Anti-Money Laundering Director was established and the Director was appointed in the fourth quarter of 2009. He also serves as the designated Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer for HUSI.

The Compliance function is responsible for the following activities:

•	advising management on compliance matters;

•	developing compliance risk management policies and procedures, inclusive of a compliance risk assessment program;

•	providing independent assessment, monitoring and review; and

•	reporting compliance issues to senior management and Board of Directors, as well as to HSBC Group Compliance.

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

Fiduciary risks, as defined above, reside in Private Banking businesses (including Investment Management, Personal Trust, Custody, Middle Office Operations) and other business lines outside of Private Banking (including Corporate Trust). However, our Fiduciary Risk Management infrastructure is also responsible for fiduciary risks associated with certain SEC regulated Registered Investment Advisors (“RIA”), which lie outside of the traditional regulatory fiduciary risk definition for banks. The fiduciary risks present in both banking and RIA business lines almost always occur where we are entrusted to handle and execute client business affairs and transactions in a fiduciary capacity. Our policies and procedures for addressing fiduciary risks generally address various risk categories including suitability, conflicts, fairness, disclosure, fees, AML, operational, safekeeping, efficiencies, etc.

Oversight for the Fiduciary Risk Management function falls to the Fiduciary Risk Management Committee of the Risk Management Committee. This committee is chaired by the Managing Director – Private Banking. The Senior Vice President - Fiduciary Risk is responsible for an independent Fiduciary Risk Management Unit that is

HSBC USA Inc.

responsible for day to day oversight of the Fiduciary Risk Management function. The main goals and objectives of this unit include:

•	development and implementation of control self assessments, which have been completed for all fiduciary businesses;

•	developing, tracking and collecting rudimentary key risk indicators (“KRIs”), and collecting data regarding errors associated with these risks. KRIs for each fiduciary business are in the process of being expanded;

•	designing, developing and implementing risk monitoring tools, approaches and programs for the relevant business lines and senior management that will facilitate the identification, evaluation, monitoring, measurement, management and reporting of fiduciary risks. In this regard, a common database is used for compliance, operational and fiduciary risks; and

•	ongoing development and implementation of more robust and enhanced key risk indicator/key performance indicator process with improved risk focused reporting.

Reputational Risk The safeguarding of our reputation is of paramount importance to our continued prosperity and is the responsibility of every member of our staff. Reputational risk can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events. Our good reputation depends upon the way in which we conduct our business, but can also be affected by the way in which customers, to whom we provide financial services, conduct themselves.

Reputational risk is considered and assessed by the HSBC Group Management Board, our Board of Directors and senior management during the establishment of standards for all major aspects of business and the formulation of policy and products. These policies, which are an integral part of the internal control systems, are communicated through manuals and statements of policy, internal communication and training. The policies set out operational procedures in all areas of reputational risk, including money laundering deterrence, economic sanctions, environmental impact, anti-corruption measures and employee relations.

We have established a strong internal control structure to minimize the risk of operational and financial failure and to ensure that a full appraisal of reputational risk is made before strategic decisions are taken. The HSBC Internal Audit function monitors compliance with our policies and standards.

Strategic risk This risk is a function of the compatibility of our strategic goals, the business strategies developed to achieve those goals, the resources deployed against those goals and the quality of implementation. The resources needed to carry out business strategies are both tangible and intangible. They include communication channels, operating systems, delivery networks and managerial capacities and capabilities.

Strategic risk focuses on more than an analysis of the written strategic plan. It focuses on how plans, systems and implementation affect our value. It also incorporates how we analyze external factors that impact our strategic direction.

We have established a strong internal control structure to minimize the impact of strategic risk to our earnings and capital. All changes in strategy as well as the process in which new strategies are implemented are subject to detailed reviews and approvals at business line, functional, regional, board and HSBC Group levels. This process is monitored by the Strategic Initiatives Group to ensure compliance with our policies and standards.

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

HSBC USA Inc.

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

We have built our own data centers with the intention of developing the highest level of resiliency for disaster recovery as defined by industry standards. Data is mirrored synchronously to disaster recovery sites across duplicate dark fiber loops. A high level of network backup resiliency has been established. In a disaster situation, we are positioned to bring main systems and server applications online within predetermined timeframes.

We test business continuity and disaster recovery resiliency and capability through routine contingency tests and actual events. Business continuity and disaster recovery programs have been strengthened in numerous areas as a result of these tests or actual events. There is a continuing effort to enhance the program well beyond the traditional business resumption and disaster recovery model.

New Accounting Pronouncements to be Adopted in Future Periods

Accounting for transfers of financial assets In June 2009, the FASB issued guidance which amends the accounting for transfers of financial assets by eliminating the concept of a qualifying special-purpose entity (“QSPE”) and provides additional guidance with regard to the accounting for transfers of financial assets. The guidance is effective for all interim and annual periods beginning after November 15, 2009. We adopted this guidance on January 1, 2010. Adoption did not have a material impact on our financial position or results of operations.

Accounting for consolidation of variable interest entities In June 2009, the FASB issued guidance which amends the accounting rules related to the consolidation of variable interest entities (“VIE”). The guidance changes the approach for determining the primary beneficiary of a VIE from a quantitative model focusing on risk and reward to a qualitative model focusing on control and obligation to absorb losses or right to receive benefits of the entity. On the effective date, certain VIEs which are not consolidated currently will be required to be consolidated. The guidance is effective for all interim and annual periods beginning after November 15, 2009. Under this new guidance, we expect to consolidate an asset-backed commercial paper conduit where we provide substantially all of the liquidity facilities and through our affiliate have the ability to direct most significant activities. The impact of consolidating this entity on January 1, 2010 was to increase assets and liabilities by approximately $3.5 billion and $3.8 billion, respectively, which resulted in an immaterial adjustment to decrease the opening balance of common shareholder’s equity. Consolidation of this entity on January 1, 2010 did not result in a material impact to our risk weighted assets or capital ratios.

Improving disclosures about fair value measurements In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair measurements and describe the reasons for the same. It also requires Level 3 reconciliation to be presented on a gross basis disclosing purchase, sales, issuances and settlements separately. The guidance is effective for interim and annual financial periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010.

HSBC USA Inc.

GLOSSARY OF TERMS

Balance Sheet Management – Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities.

Basis point – A unit that is commonly used to calculate changes in interest rates. The relationship between percentage changes and basis points can be summarized as a 1 percent change equals a 100 basis point change or .01 percent change equals 1 basis point.

Collateralized Funding Transaction – A transaction in which we use a pool of our consumer receivables as a source of funding and liquidity through either a Secured Financing or Securitization. Collateralized funding transactions allow us to limit our reliance on unsecured debt markets and can be a more cost-effective source of funding.

Contractual Delinquency – A method of determining aging of past due accounts based on the past due status of payments under the loan. Delinquency status may be affected by customer account management policies and practices such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management plans, loan rewrites and deferments.

Delinquency Ratio – Two-months-and-over contractual delinquency expressed as a percentage of loans and loans held for sale at a given date.

Efficiency Ratio – Total operating expenses, reduced by minority interests, expressed as a percentage of the sum of net interest income and other revenues (losses).

Federal Reserve – the Federal Reserve Board; our principal regulator.

Fee Income – Income associated with interchange on credit cards and late and other fees from the origination, acquisition or servicing of loans.

Foreign Exchange Contract – A contract used to minimize our exposure to changes in foreign currency exchange rates.

Futures Contract – An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.

Global Bank Note Program – A $40 billion note program, under which HSBC Bank USA issues senior and subordinated debt.

GM Portfolio – A portfolio of General Motors MasterCard receivables we purchased from HSBC Finance in January 2009. New loan originations subsequent to the initial purchase are purchased daily by HSBC Bank USA.

Goodwill – The excess of purchase price over the fair value of identifiable net assets acquired, reduced by liabilities assumed in a business combination.

HELOC – A revolving line of credit with an adjustable interest rate secured by a lien on the borrower’s home which reduces the borrower’s equity in the home. HELOCs are classified as home equity mortgages, which are reported within Residential Mortgage Loans.

HMUS – HSBC Markets (USA) Inc.; an indirect wholly-owned subsidiary of HSBC North America, and a holding company for investment banking and markets subsidiaries in the U.S.

HMS Portfolio – A portfolio of nonconforming residential mortgage loans which we purchased from HSBC Finance in 2003 and 2004.

HNAI – HSBC North America Inc.; an indirect wholly-owned subsidiary of HSBC North America.

HSBC or HSBC Group – HSBC Holdings plc.; HSBC North America’s U.K. parent company.

HSBC Affiliate – any direct or indirect subsidiary of HSBC outside of our consolidated group of entities.

HSBC Bank USA – HSBC Bank, USA, National Association; our principal wholly-owned U.S. banking subsidiary.

HSBC USA Inc.

HSBC Finance – HSBC Finance Corporation; an indirect wholly-owned consumer finance subsidiary of HSBC North America.

HSBC North America – HSBC North America Holdings Inc.; a wholly-owned subsidiary of HSBC and HSBC’s top-tier bank holding company in North America.

Home Equity Mortgage – A closed- or open- ended loan in which the borrower uses the equity in their home as collateral. Home equity mortgages are secured by a lien against the borrower’s home which reduces the borrower’s equity in the home. Home equity mortgages may be either fixed rate or adjustable rate loans. Home equity mortgages are reported within Residential Mortgage Loans.

HTCD – HSBC Trust Company (Delaware); one of our wholly-owned U.S. banking subsidiaries.

HTSU – HSBC Technology & Services (USA) Inc., an indirect wholly-owned subsidiary of HSBC North America which provides information technology and some centralized operational services, as well as human resources, corporate affairs and other services shared among HSBC Affiliates, primarily in North America.

Intangible Assets – Assets, excluding financial assets, that lack physical substance. Our intangible assets include mortgage servicing rights and favorable lease arrangements.

Interest Rate Swap – Contract between two parties to exchange interest payments on a stated principal amount (notional principal) for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate.

LIBOR – London Interbank Offered Rate; A widely quoted market rate which is frequently the index used to determine the rate at which we borrow funds.

Liquidity – A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

Loan-to-Value (“LTV”) Ratio – The appraised property value at the time of origination expressed as a percentage of the loan balance at time of origination.

Mortgage Servicing Rights (“MSRs”) – An intangible asset which represents the right to service mortgage loans. These rights are recognized at the time the related loans are sold or the rights are acquired.

Net Charge-off Ratio – Net charge-offs of loans expressed as a percentage of average loans outstanding for a given period.

Net Interest Income – Interest income earned on interest-bearing assets less interest expense on deposits and borrowed funds.

Net Interest Margin – Net interest income expressed as a percentage of average interest earning assets for a given period.

Net Interest Income to Total Assets – Net interest income expressed as a percentage of average total assets for a given period.

Nonaccruing Loans – Loans on which we no longer accrue interest because ultimate collection is unlikely.

OCC – The Office of the Comptroller of the Currency; the principal regulator for HSBC Bank USA.

Options – A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.

Portfolio Seasoning – Relates to the aging of origination vintages. Loss patterns emerge slowly over time as new accounts are booked.

Private Label Credit Card – A line of credit made available to customers of retail merchants evidenced by a credit card bearing the merchant’s name.

HSBC USA Inc.

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

Refreshed Loan-to-Value – For first liens, the current property value expressed as a percentage of the current loan balance. For second liens, the current property value expressed as a percentage of the current loan balance plus the senior lien amount at origination. Current property values are derived from the property’s appraised value at the time of loan origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area or state level. The estimated current value of the home could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

Residential Mortgage Loan – Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate. Depending on the type of residential mortgage, interest can either be fixed or adjustable.

SEC – The Securities and Exchange Commission.

Secured Financing – A Collateralized Funding Transaction in which the interests in a dedicated pool of consumer receivables, typically credit card, auto or personal non-credit card receivables, are sold to investors. Generally, the pool of consumer receivables is sold to a special purpose entity which then issues securities that are sold to investors. Secured Financings do not receive sale treatment and, as a result, the receivables and related debt remain on our balance sheet.

Securitization – A Collateralized Funding Transaction in which the interests in a dedicated pool of consumer receivables, typically credit card, auto or personal non-credit card receivables, are sold to investors. Generally, the pool of consumer receivables is sold to a special purpose entity which then issues securities that are sold to investors. Securitizations are structured to receive sale treatment and, as a result, the receivables are then removed from our balance sheet.

Tangible Common Shareholder’s Equity to Total Tangible Assets – Common shareholder’s equity less goodwill, other intangibles and derivatives classified as cash flow hedges expressed as a percentage of total assets less goodwill and other intangibles.

Total Average Shareholders’ Equity to Total Assets – Average total shareholders’ equity expressed as a percentage of average total assets for a given period.

Total Period End Shareholders’ Equity to Total Assets – Total shareholders’ equity expressed as a percentage of total assets as of a given date.

UP Portfolio – A portfolio of AFL-CIO Union Plus MasterCard/Visa receivables that we purchased from HSBC Finance in January 2009. New loan originations subsequent to the initial purchase are purchased daily by HSBC Bank USA.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the year-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid for 2009, 2008 and 2007, presented on a taxable equivalent basis.

	2009			2008			2007
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
				(dollars are in millions)

Assets
Interest bearing deposits with banks	$15,614	$44	.28%	$5,359	$182	3.40%	$5,555	$291	5.24%
Federal funds sold and securities purchased under resale agreements	6,860	45	.66	9,560	229	2.39	11,671	610	5.23
Trading assets	4,797	219	4.56	9,425	535	5.68	11,380	633	5.56
Securities	27,778	997	3.59	24,538	1,267	5.16	23,156	1,212	5.24
Loans:
Commercial	35,017	1,160	3.32	39,209	1,915	4.89	31,398	2,069	6.59
Consumer:
Residential mortgages	17,641	884	5.01	26,972	1,410	5.23	33,365	1,729	5.18
HELOCs and home equity mortgages	4,446	147	3.30	4,521	222	4.91	4,329	311	7.20
Private label card receivables	15,698	1,635	10.42	16,436	1,713	10.42	16,332	1,630	9.98
Credit cards	13,138	1,250	9.52	1,917	157	8.19	1,404	105	7.50
Auto finance	2,435	442	18.16	232	13	5.85	447	26	5.76
Other consumer	1,677	134	8.01	2,013	188	9.37	2,189	219	10.01

Total consumer	55,035	4,492	8.16	52,091	3,703	7.11	58,066	4,020	6.93

Total loans	90,052	5,652	6.28	91,300	5,618	6.15	89,464	6,089	6.81

Other	8,309	46	.55	9,041	219	2.43	3,977	230	5.78

Total earning assets	153,410	$7,003	4.57%	149,223	$8,050	5.39%	145,203	$9,065	6.24%

Allowance for credit losses	(3,645)			(1,837)			(1,006)
Cash and due from banks	2,604			6,358			3,019
Other assets	23,869			29,700			24,713

Total assets	$176,238			$183,444			$171,929

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$48,129	$583	1.21%	$45,143	$1,004	2.22%	$43,517	$1,433	3.29%
Other time deposits	19,375	350	1.81	25,450	869	3.42	22,375	1,225	5.48
Deposits in foreign offices:
Foreign banks deposits	11,033	13	.12	14,336	218	1.52	9,876	525	5.32
Other interest bearing deposits	15,087	45	.30	14,677	335	2.28	15,464	657	4.25

Total interest bearing deposits	93,624	991	1.06	99,606	2,426	2.44	91,232	3,840	4.21

Short-term borrowings	9,600	74	.77	12,183	283	2.32	9,987	357	3.58
Long-term debt	23,320	782	3.35	24,100	985	4.09	28,480	1,443	5.07

Total interest bearing liabilities	126,544	1,847	1.46	135,889	3,694	2.72	129,699	5,640	4.35

Net interest income/Interest rate spread		$5,156	3.11%		$4,356	2.67%		$3,425	1.89%

Noninterest bearing deposits	20,211			15,316			13,713
Other liabilities	15,099			20,613			16,454
Total shareholders’ equity	14,384			11,626			12,063

Total liabilities and shareholders’ equity	$176,238			$183,444			$171,929

Net interest margin			3.36%			2.92%			2.36%

Net interest income to average total assets			2.93%			2.37%			1.99%

(1)	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the years ended December 31, 2009, 2008 and 2007 included fees of $85 million, $37 million and $40 million, respectively.

HSBC USA Inc.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Risk Management section under the captions “Interest Rate Risk Management” and “Market Risk Management.”

Item 8.  Financial Statements and Supplementary Data

Our 2009 Financial Statements meet the requirements of Regulation S-X. The 2009 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
HSBC USA Inc.:

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company), an indirect wholly-owned subsidiary of HSBC Holdings plc, as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and the accompanying consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries (the Bank) as of December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, and the financial position of the Bank as of December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
New York, New York
March 1, 2010

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
HSBC USA Inc.:

We have audited HSBC USA Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and the consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries as of December 31, 2009 and 2008, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
New York, New York
March 1, 2010

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2009	2008	2007

	(in millions)

Interest income:
Loans	$5,652	$5,618	$6,089
Securities	975	1,237	1,185
Trading assets	219	535	633
Short-term investments	89	411	901
Other	46	219	230

Total interest income	6,981	8,020	9,038

Interest expense:
Deposits	991	2,426	3,840
Short-term borrowings	74	283	357
Long-term debt	782	985	1,443

Total interest expense	1,847	3,694	5,640

Net interest income	5,134	4,326	3,398
Provision for credit losses	4,144	2,543	1,522

Net interest income after provision for credit losses	990	1,783	1,876

Other revenues (losses):
Credit card fees	1,356	879	817
Other fees and commissions	837	733	762
Trust income	125	150	101
Trading revenue (loss)	347	(2,558)	129
Net other-than-temporary impairment losses(1)	(124)	(231)	-
Other securities gains (losses), net	304	82	112
Servicing and other fees from HSBC affiliates	147	137	164
Residential mortgage banking revenue (loss)	172	(11)	74
Gain (loss) on instruments designated at fair value and related derivatives	(253)	286	-
Other income (loss)	(197)	(254)	(312)

Total other revenues (losses)	2,714	(787)	1,847

Operating expenses:
Salaries and employee benefits	1,125	1,228	1,352
Support services from HSBC affiliates	1,618	1,184	1,162
Occupancy expense, net	281	278	243
Other expenses	906	914	829

Total operating expenses	3,930	3,604	3,586

Income (loss) before income tax benefit (expense)	(226)	(2,608)	137
Income tax benefit	84	919	1

Net income (loss)	$(142)	$(1,689)	$138

(1)	During 2009, $208 million of gross other-than-temporary impairment (“OTTI”) losses on securities available-for-sale were recognized, of which $84 million were recognized in accumulated other comprehensive loss (“AOCI”).

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

December 31,	2009	2008

	(dollars are in millions)

Assets
Cash and due from banks	$3,159	$2,972
Interest bearing deposits with banks	20,109	15,940
Federal funds sold and securities purchased under agreements to resell	1,046	10,813
Trading assets	25,815	31,292
Securities available-for-sale	27,806	24,908
Securities held to maturity (fair value of $2.9 billion at December 31, 2009 and 2008)	2,762	2,875
Loans	79,489	81,113
Less – allowance for credit losses	3,861	2,397

Loans, net	75,628	78,716

Loans held for sale (includes $1.1 billion and $874 million designated under fair value option at December 31, 2009 and 2008, respectively)	2,908	4,431
Properties and equipment, net	533	559
Intangible assets, net	484	374
Goodwill	2,647	2,647
Other assets	8,182	10,042

Total assets	$171,079	$185,569

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$20,813	$17,663
Interest bearing (includes $4.2 billion and $2.3 billion designated under fair value option at December 31, 2009 and 2008, respectively)	69,894	67,903
Deposits in foreign offices:
Noninterest bearing	1,105	922
Interest bearing	26,525	32,550

Total deposits	118,337	119,038

Short-term borrowings	6,512	10,495
Long-term debt (includes $4.6 billion and $2.6 billion designated under fair value option at December 31, 2009 and 2008, respectively)	18,008	22,089

Total debt	142,857	151,622

Trading liabilities	8,010	16,323
Interest, taxes and other liabilities	5,035	4,907

Total liabilities	155,902	172,852

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 and 709 shares issued and outstanding at December 31, 2009 and 2008, respectively)	-	-
Additional paid-in capital	13,795	11,694
Retained earnings	45	245
Accumulated other comprehensive loss	(228)	(787)

Total common shareholder’s equity	13,612	11,152

Total shareholders’ equity	15,177	12,717

Total liabilities and shareholders’ equity	$171,079	$185,569

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	2009	2008	2007

	(dollars are in millions)

Preferred stock
Balance, January 1 and December 31,	$1,565	$1,565	$1,565

Common stock
Balance, January 1 and December 31,	-	-	-

Additional paid-in capital
Balance, January 1,	11,694	8,123	8,124
Capital contributions from parent	2,167	3,563	4
Return of capital on preferred shares issued to CT Financial Services, Inc.	(55)	-	-
Employee benefit plans and other	(11)	8	(5)

Balance, December 31,	13,795	11,694	8,123

Retained earnings
Balance, January 1,	245	1,901	2,661
Adjustment to initially apply fair value measurement and fair value option accounting, net of tax	-	113	-
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	15	-	-

Balance at beginning of period, as adjusted	260	2,014	2,661
Net income (loss)	(142)	(1,689)	138
Cash dividends declared on preferred stock	(73)	(80)	(98)
Cash dividends declared on common stock	-	-	(800)

Balance, December 31,	45	245	1,901

Accumulated other comprehensive loss
Balance, January 1,	(787)	(352)	(214)
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	(15)	-	-

Balance at beginning of period, as adjusted	(802)	(352)	(214)
Net change in unrealized gains (losses), net of tax on:
Securities available-for-sale, not other-than-temporarily impaired	444	(324)	11
Other-than-temporarily impaired debt securities available-for-sale (includes $208 million of gross OTTI losses less $124 million of gross losses recognized in other revenues (losses))	(41)	-	-
Derivatives classified as cash flow hedges	171	(98)	(165)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	-	2	12
Foreign currency translation adjustments, net of tax	-	(15)	4

Other comprehensive income (loss), net of tax	574	(435)	(138)

Balance, December 31,	(228)	(787)	(352)

Total shareholders’ equity, December 31,	$15,177	$12,717	$11,237

Comprehensive income (loss)
Net income (loss)	$(142)	$(1,689)	$138
Other comprehensive income (loss), net of tax	574	(435)	(138)

Comprehensive income (loss)	$432	$(2,124)	$-

Preferred stock
Balance at beginning of period	25,947,600	25,947,600	25,948,850
Shares redeemed	(100)	-	(1,250)

Balance at end of period	25,947,500	25,947,600	25,947,600

Common stock
Issued
Balance at beginning of period	709	706	706
Issuance of common stock to parent	3	3	-

Balance at end of period	712	709	706

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31	2009	2008	2007

	(in millions)

Cash flows from operating activities
Net income (loss)	$(142)	$(1,689)	$138
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	358	201	415
Provision for credit losses	4,144	2,543	1,522
Deferred income tax provision (benefit)	(612)	(592)	(370)
Other-than-temporarily impaired available-for-sale securities	124	231	-
Realized losses (gains) on securities available-for-sale	(304)	(82)	(112)
Net change in other assets and liabilities	1,901	(848)	(1,151)
Net change in loans held for sale:
Originations of loans	(6,485)	(8,808)	(9,458)
Sales and collections of loans held for sale	6,663	9,067	9,824
Loans attributable to tax refund anticipation loans program:
Originations of loans	(9,020)	(12,628)	(17,433)
Sales of loans to HSBC Finance, including premium	9,031	12,641	17,456
Net change in trading assets and liabilities	(2,448)	6,081	(9,152)
LOCOM on receivables held for sale	215	567	512
Mark-to-market on financial instruments designated at fair value and related derivatives	253	(286)	-
Net change in fair value of derivatives and hedged items	(439)	(1,753)	770

Net cash provided by (used in) operating activities	3,239	4,645	(7,039)

Cash flows from investing activities
Net change in interest bearing deposits with banks	(4,169)	(11,199)	(3,697)
Net change in federal funds sold and securities purchased under agreements to resell	9,767	2,864	98
Securities available-for-sale:
Purchases of securities available-for-sale	(37,342)	(18,868)	(14,175)
Proceeds from sales of securities available-for-sale	23,112	3,778	5,269
Proceeds from maturities of securities available-for-sale	11,919	9,765	8,928
Securities held to maturity:
Purchases of securities held to maturity	(229)	(432)	(260)
Proceeds from maturities of securities held to maturity	342	448	341
Change in loans:
Originations, net of collections	48,542	24,741	17,290
Recurring loans purchases from HSBC Finance	(38,040)	(24,391)	(24,169)
Cash paid on bulk purchase of loans from HSBC Finance	(8,821)	-	-
Loans sold to third parties	4,502	6,960	-
Net cash used for acquisitions of properties and equipment	(44)	(61)	(99)
Other, net	295	(144)	7

Net cash provided by (used in) investing activities	9,834	(6,539)	(10,467)

Cash flows from financing activities
Net change in deposits	(917)	2,993	14,082
Net change in short-term borrowings	(3,983)	(1,337)	6,759
Change in long-term debt:
Issuance of long-term debt	3,579	7,424	5,607
Repayment of long-term debt	(13,111)	(9,938)	(7,710)
Debt issued by consolidated VIE	(482)	(1,334)	-
Preferred stock redemption, net of issuance costs	-	-	(125)
Capital contribution from parent	2,167	3,563	4
Return of capital on preferred shares issued by CT Financial Services, Inc.	(55)	-	-
Other increases (decreases) in capital surplus	(11)	8	(5)
Dividends paid	(73)	(80)	(898)

Net cash provided by (used in) financing activities	(12,886)	1,299	17,714

Net change in cash and due from banks	187	(595)	208
Cash and due from banks at beginning of period	2,972	3,567	3,359

Cash and due from banks at end of period	$3,159	$2,972	$3,567

Supplemental disclosure of cash flow information
Interest paid during the period	$1,981	$3,921	$5,733
Income taxes paid during the period	27	75	475
Income taxes refunded during the period	(263)	(156)	(13)
Supplemental disclosure of non-cash activities
Trading securities pending settlement	$387	$675	$315
Assumption of indebtedness from HSBC Finance related to bulk loan purchase	6,077	-	-
Transfer of loans to held for sale	6,472	6,597	-
Securities received for loan settlement	78	-	-

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Bank USA, National Association

CONSOLIDATED BALANCE SHEET

December 31,	2009	2008

	(dollars are in millions)

Assets
Cash and due from banks	$3,159	$2,972
Interest bearing deposits with banks	19,894	15,754
Federal funds sold and securities purchased under agreements to resell	1,046	10,813
Trading assets	25,710	30,952
Securities available-for-sale	27,438	24,607
Securities held to maturity (fair value of $2.8 billion and $2.9 billion at December 31, 2009 and 2008, respectively)	2,712	2,811
Loans	77,070	78,791
Less – allowance for credit losses	3,825	2,394

Loans, net	73,245	76,397

Loans held for sale (includes $1.1 billion and $874 million designated under fair value option at December 31, 2009 and 2008, respectively)	3,158	4,431
Properties and equipment, net	533	559
Intangible assets , net	484	374
Goodwill	2,057	2,057
Other assets	7,729	9,877

Total assets	$167,165	$181,604

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$20,809	$17,659
Interest bearing (includes $4.2 billion and $2.3 billion designated under fair value option at December 31, 2009 and 2008, respectively)	69,894	67,903
Deposits in foreign offices:
Noninterest bearing	1,105	922
Interest bearing	32,172	39,707

Total deposits	123,980	126,191

Short-term borrowings	3,566	6,551
Long-term debt (includes $2.3 billion and $1.9 billion designated under fair value option at December 31, 2009 and 2008, respectively)	10,701	15,025

Total debt	138,247	147,767

Trading liabilities	7,821	16,351
Interest, taxes and other liabilities	5,247	4,832

Total liabilities	151,315	168,950

Shareholder’s equity
Common shareholder’s equity:
Common stock ($100 par; 50,000 shares authorized; 20,011 and 20,008 shares issued and outstanding at December 31, 2009 and 2008, respectively)	2	2
Additional paid-in capital	15,793	13,137
Retained earnings	286	292
Accumulated other comprehensive loss	(231)	(777)

Total shareholder’s equity	15,850	12,654

Total liabilities and shareholder’s equity	$167,165	$181,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page

1	Organization	131
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	131
3	Business Divestitures	142
4	Federal Funds Sold and Securities Purchased Under Agreements to Resell	142
5	Trading Assets and Liabilities	143
6	Securities	144
7	Loans	152
8	Allowance for Credit Losses	155
9	Loans Held for Sale	156
10	Properties and Equipment, Net	157
11	Intangible Assets	157
12	Goodwill	158
13	Deposits	159
14	Short-Term Borrowings	159
15	Long-Term Debt	160
16	Derivative Financial Instruments	162
17	Fair Value Option	168
18	Income Taxes	170
19	Preferred Stock	175
20	Accumulated Other Comprehensive Loss	176
21	Share-Based Plans	177
22	Pension and Other Postretirement Benefits	179
23	Related Party Transactions	186
24	Business Segments	191
25	Retained Earnings and Regulatory Capital Requirements	195
26	Special Purpose Entities	197
27	Guarantee Arrangements	200
28	Fair Value Measurements	203
29	Collateral, Commitments and Contingent Liabilities	213
30	Concentration of Credit Risk	214
31	Financial Statements of HSBC USA Inc. (Parent)	216

1.	Organization

HSBC USA Inc. (“HSBC USA”), incorporated under the laws of Maryland, is a New York State based bank holding company and an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”) which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC USA (together with its subsidiaries, “HUSI”) may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.”

Through our subsidiaries, we offer a comprehensive range of personal and commercial banking products and related financial services. HSBC Bank USA, National Association (“HSBC Bank USA”), our principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in 14 states and the District of Columbia. In addition to our domestic offices, we maintain foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America, and Canada. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. We also engage in mortgage banking and serve as an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs as well as for proprietary purposes.

2.	Summary of Significant Accounting Policies and New Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of HSBC USA and all subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights, or where we exercise control, including all variable interest entities in which we are the primary beneficiary. Unaffiliated trusts to which we have transferred securitized receivables which are qualifying special purpose entities (“QSPEs”) are not consolidated. Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are generally accounted for under the equity method and reported as equity method investments in other assets. All significant intercompany accounts and transactions have been eliminated.

We assess whether an entity is a variable interest entity and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity. Our involvement is subsequently reassessed only upon the occurrence of certain changes in the entity’s governing documents or planned operations that result in changes to the entity’s equity structure or its expected losses. A variable interest entity is an entity in which the equity investment at risk is not sufficient to finance the entity’s activities, where the equity investors lack certain characteristics of a controlling financial interest, or where voting rights are not proportionate to the economic interests of a particular equity investor and the entity’s activities are conducted primarily on behalf of the investor. A variable interest entity must be consolidated by its primary beneficiary, which is the entity that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the variable interest entity’s expected residual returns, or both.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications may be made to prior year amounts to conform to the current year presentation. Subsequent events have been evaluated through the time this Form 10-K was issued and filed with the U.S. Securities and Exchange Commission on March 1, 2010.

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

Trading Assets and Liabilities Financial instruments utilized in trading activities are stated at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models, using observable inputs where available or quoted prices for instruments with similar characteristics. The validity of internal pricing models is regularly substantiated by reference to actual market prices realized upon sale or liquidation of these instruments. Realized and unrealized gains and losses are recognized in trading revenues.

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

Equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value, and are recorded at cost, less any provisions for impairment. Unquoted equity securities, which include Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank (“FRB”) stock and MasterCard Class B securities, are recorded in other assets.

All other securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of related income taxes, recorded as adjustments to common shareholder’s equity as a component of accumulated other comprehensive income.

Securities that are classified as trading are stated at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models, using observable inputs where available, or quoted prices for instruments with similar characteristics. The validity of internal pricing models is substantiated by reference to actual market prices realized upon sale or liquidation of these instruments.

Realized gains and losses on sales of securities not classified as trading assets are computed on a specific identified cost basis and are reported in other revenues (losses) as security gains, net. When the fair value of a security has declined below its amortized cost basis, we evaluate the decline to assess if it is considered other-than-temporary. To the extent that such a decline is deemed to be other-than-temporary, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s cost and its fair value except that beginning in 2009, only the credit loss component of such a decline is recognized in earnings for a debt security that we do not intend to sell and for which it is not more-likely-than-not that we will be required to sell prior to recovery of its amortized cost basis. A new cost basis is established for the security that reflects the amount of the other-than-temporary impairment loss recognized in earnings. Fair value adjustments to trading securities and gains and losses on the sale of such securities are reported in other revenues (losses) as trading revenues.

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

Troubled debt restructures are loans for which the original contractual terms have been permanently modified to provide for terms that are less than we would be willing to accept for new loans with comparable risk because of deterioration in the borrower’s financial condition. Interest on these loans is accrued at the effective rate.

Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees, which include points on real estate secured loans and costs, is recognized in interest income, generally by the interest method, based on the estimated or contractual lives of the related loans. Amortization periods are periodically adjusted for loan prepayments and changes in other market assumptions. Annual fees on MasterCard/Visa and Home Equity Line of Credit (“HELOC”), net of direct lending costs, are deferred and amortized on a straight-line basis over one year.

Nonrefundable fees related to lending activities other than direct loan origination are recognized as other revenues (losses) over the period in which the related service is provided. This includes fees associated with the issuance of loan commitments where the likelihood of the commitment being exercised is considered remote. In the event of the exercise of the commitment, the remaining unamortized fee is recognized in interest income over the loan term using the interest method. Other credit-related fees, such as standby letter of credit fees, loan syndication and agency fees are recognized as other operating income over the period the related service is performed.

Allowance for Credit Losses We maintain an allowance for credit losses that is, in the judgment of management, adequate to absorb estimated probable incurred losses in our commercial and consumer loan portfolios. The adequacy of the allowance for credit losses is assessed in accordance with generally accepted accounting principles and is based, in part, upon an evaluation of various factors including:

•	An analysis of individual exposures where applicable;

•	Current and historical loss experience;

•	Changes in the overall size and composition of the portfolio; and

•	Specific adverse situations and general economic conditions.

We also assess the overall adequacy of the allowance for credit losses by considering key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge offs in developing our loss reserve estimates. Loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of the control of management, such as consumer payment patterns and economic conditions with uncertainty inherent in these estimates, making it reasonably possible they could change.

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

Formula-based reserves are also established against commercial loans when, based upon an analysis of relevant data, it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated, even though an actual loss has yet to be identified. A separate reserve for credit losses associated with off-balance sheet exposures including letters of credit, guarantees to extend credit and financial guarantees is also maintained and included in other liabilities, which incorporates estimates of the probability that customers will actually draw upon off-balance sheet obligations. This methodology uses the probability of default from the customer rating assigned to each counterparty, the “Loss Given Default” rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge off experience by loan and industry type in relation to internal customer credit grading.

Probable incurred losses for pools of homogeneous consumer loans are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends. In addition, loss reserves are maintained on consumer receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing the allowance for credit losses on consumer receivables include recent growth, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters.

Charge-Off and Nonaccrual Policies and Practices Our charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices

Commercial Loans	Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible	Loans are categorized as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to the ultimate collectability of interest or principal based on certain factors including period of time past due and adequacy of collateral. When classified as nonaccruing, any

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices

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

Residential Mortgage Loans	Carrying values in excess of net realizable value are generally charged off at or before the time foreclosure is completed or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued and there is no reasonable expectation for recovery, the account is generally charged off no later than the end of the month in which the account becomes six months contractually delinquent.	Loans are generally designated as nonaccruing when contractually delinquent for more than three months. When classified as non-accruing, any accrued interest on the loan is generally deemed uncollectible and reversed against income.
Auto Finance	Carrying values in excess of net realizable value are generally charged off at the earlier of the following:

•     The collateral has been repossessed and sold,

	• The collateral has been in our possession for more than 30 days, or	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than two months contractually past due and resumed when the receivable becomes less than two months contractually past due.
• The loan becomes 120 days contractually delinquent.
Private label credit cards	Loan balances are generally charged off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.
Credit cards	Loan balances are generally charged off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices

Other Consumer Loans	Loan balances are generally charged off the month following the month in which the account becomes four months contractually delinquent.	Interest generally accrues until charge-off.

Charge-off involving a bankruptcy for private label credit card and credit card receivables occurs by the end of the month 60 days after notification or 180 days contractually delinquent, whichever is sooner. For auto finance receivables, bankrupt accounts are charged off at the earlier of 60 days after notification or the end of the month in which the account becomes 120 days contractually delinquent.

Purchased Credit-Impaired Loans Purchased loans with evidence of deterioration in credit quality since origination for which it is probable at acquisition that we be unable to collect all contractually required payments are considered to be credit impaired. Purchased credit-impaired loans are initially recorded at fair value, which is estimated by discounting the cash flows expected to be collected at the acquisition date. Because the estimate of expected cash flows reflects an estimate of future credit losses expected to be incurred over the life of the loans, an allowance for credit losses is not recorded at the acquisition date.

The excess of cash flows expected at acquisition over the estimated fair value is recognized in interest income over the remaining life of the loans using the interest method. A subsequent decrease in the estimate of cash flows expected to be received on purchased credit-impaired loans generally results in the recognition of an allowance for credit losses and a corresponding charge to provision expense. A subsequent increase in estimated cash flows results in a reversal of a previously recognized allowance for credit losses and/or a positive impact on the amount of interest income subsequently recognized on the loans.

The process of estimating the cash flows expected to be received on purchased credit-impaired loans is subjective and requires management judgment with respect to key assumptions such as default rates, loss severity, and the amount and timing of prepayments. The application of different assumptions could result in different fair value estimates and could also impact the recognition and measurement of impairment losses and/or interest income.

Loans Held for Sale With the exception of certain leveraged loans and commercial loans for which the fair value option has been elected, loans that are classified as held for sale are carried at the lower of aggregate cost or fair value. Fair value is determined based on quoted market prices for similar loans, outstanding investor commitments or discounted cash flow analyses using market assumptions. Increases in the valuation allowance utilized to adjust loans that are classified as held for sale to fair value, and subsequent recoveries of prior allowances recorded, are recorded in other income in the consolidated income statement. Receivables are classified as held for sale when management no longer intends to hold the receivables for the foreseeable future.

Transfers of Financial Assets and Securitizations Transfers of financial assets in which we surrender control over the transferred assets are accounted for as sales. Control is generally considered to have been surrendered when (i) the transferred assets are legally isolated from us and our consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee (or, if the transferee is a QSPE, the holders of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests held, for a holder of a QSPE’s beneficial interests) without any constraints that would provide a benefit to us, and (iii) we have no obligation, right, or option to reclaim or repurchase the assets. If the sale criteria are met, the transferred assets are removed from our balance sheet and a gain or loss on sale is recognized. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on our balance sheet and the proceeds from the transaction are recognized as a liability. For the majority of financial asset transfers, it is clear whether or not we have surrendered control. For other transfers, such as in connection with complex transactions or where we have continuing involvement such as servicing responsibilities, we generally obtain a legal opinion as to whether the transfer results in a true sale by law.

We securitize certain private label card and credit card receivables where securitization provides an attractive source of funding. All private label card and credit card securitization transactions have been structured as secured financings using trusts that are not QSPEs.

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

We use certain derivative financial instruments including options and interest rate swaps to protect against a decline in the economic value of MSRs. These instruments have not been designated as qualifying hedges and are therefore recorded as trading assets that are marked-to-market through earnings.

Goodwill Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from purchase business combinations. Goodwill is not amortized, but is reviewed for impairment annually using a discounted cash flow methodology. This methodology utilizes cash flow estimates based on internal forecasts updated to reflect current economic conditions and revised economic projections at the review date and discount rates that we believe adequately reflect the risk and uncertainty in our internal forecasts and are appropriate based on the implicit market rates in current comparable transactions. Impairment may be reviewed as of an interim date if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be primary indicators of potential impairment.

Repossessed Collateral Collateral acquired in satisfaction of a loan is initially recognized at its fair value less estimated costs to sell and reported in other assets. A valuation allowance is created to recognize any subsequent declines in fair value less estimated costs to sell. These values are periodically reviewed and adjusted against the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding repossessed collateral, and any gain or loss on disposition are credited or charged to operating expense.

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

Derivative Financial Instruments Derivative financial instruments are recognized on the consolidated balance sheet at fair value. On the date a derivative contract is entered into, we designate it as either:

•	a qualifying hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge);

•	a qualifying hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction (cash flow hedge); or

•	a trading instrument or a non-qualifying (economic) hedge.

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

At the inception of each designated qualifying hedge, we formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions, the nature of the hedged risk, and how hedge effectiveness and ineffectiveness will be measured. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess both at inception and on a recurring basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. This assessment is conducted using statistical regression analysis.

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

In the case of a discontinued cash flow hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the effective portion of the changes in fair value of the hedging derivative will no longer be reclassified into other comprehensive income. The balance applicable to the discontinued hedging relationship will be recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If the discontinued hedged item was a forecasted transaction that is not expected to occur, any amounts recorded on the balance sheet related to the hedged item, including any amounts recorded in accumulated other comprehensive income, are immediately reclassified to current period earnings.

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

Interest rate lock and purchase agreements We enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase residential mortgage loans through correspondent channels (purchase commitments). Both rate lock and purchase commitments for residential mortgage loans that are classified as held for sale are considered to be derivatives and are recorded at fair value in other assets or other liabilities in the consolidated balance sheets. Changes in fair value are recorded in other income in the consolidated statements of income.

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

Share-Based Compensation We use the fair value based method of accounting for awards of HSBC stock granted to employees under various stock option, restricted share and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to share options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the requisite service period (e.g., vesting period), generally three to five years. When modeling awards with vesting that is dependent on performance targets, these performance targets are incorporated into the model using Monte Carlo simulation. The expected life of these awards depends on the behavior of the award holders, which is incorporated into the model consistent with historical observable data.

Compensation expense relating to restricted stock rights (“RSRs”) is based upon the market value of the RSRs on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period) of the RSRs.

Pension and Other Postretirement Benefits We recognize the funded status of the postretirement benefit plans on the consolidated balance sheets with an offset to accumulated other comprehensive income (a component of shareholder’s equity), net of income taxes. Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.

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

Income Taxes HSBC USA is included in HSBC North America’s consolidated federal income tax return and various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (“the HNAH Group”) included in the consolidated return which governs the timing and amount of income tax payments required by the various entities included in the consolidated return filings. Generally, such agreements allocate taxes to members of the HNAH Group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of credits of the consolidated group. To the extent all the tax attributes available cannot be currently utilized by the consolidated group, the proportionate share of the utilized attribute is allocated based on each affiliate’s percentage of the available attribute computed in a manner that is consistent with the taxing jurisdiction’s laws and regulations regarding the ordering of utilization. In addition, we file some separate company state tax returns.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the deferred tax items are expected to be realized. If applicable, valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more-likely-than-not to be realized. Since we are included in HSBC North America’s consolidated federal tax return and various combined state tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America legal entity level. We look at the HNAH Group’s consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment.

Where a valuation allowance is determined to be necessary at the HNAH consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity’s relative contribution to the growth of the HNAH consolidated deferred tax asset against which the valuation allowance is being recorded.

Further evaluation is performed at the HSBC USA legal entity level to evaluate the need for a valuation allowance where we file separate company state income tax returns. Foreign taxes paid are applied as credits to reduce federal income taxes payable, to the extent that such credits can be utilized.

Transactions with Related Parties In the normal course of business, we enter into transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, purchases of receivables, information technology services, administrative and operational support, and other miscellaneous services.

New Accounting Pronouncements Adopted

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification In July 2009, the FASB implemented the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles. The Codification simplifies the classification of accounting standards into one online database under a common referencing system. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. We began to use the Codification on the effective date and it had no impact on our financial statements. However, throughout this Form 10-K, all references to prior FASB, AICPA and EITF accounting pronouncements have been removed and all non-SEC accounting guidance is referred to in terms of the applicable subject matter.

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

Non-controlling interests in consolidated financial statements In December 2007, the FASB issued guidance on the accounting and reporting of noncontrolling interests in consolidated financial statements which requires entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements and to account for the transactions with noncontrolling interest owners as equity transactions provided the parent retains controlling interests in the subsidiary. The guidance also requires new and expanded disclosure and was effective from fiscal years beginning on or after December 15, 2008. Adoption did not have a material impact on our financial position or results of operations.

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

Disclosures about derivative instruments and hedging activities In March 2008, the FASB issued guidance which amended the existing derivative and hedging disclosure requirements, requiring increased disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. This guidance was effective for fiscal years beginning after November 15, 2008. We adopted the guidance effective January 1, 2009. See Note 16, “Derivative Financial Instruments,” in these consolidated financial statements.

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

Employers’ disclosures about postretirement benefit plan assets In December 2008, the FASB issued guidance which requires more detailed disclosures about employers’ plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. We adopted the new disclosure requirements effective December 31, 2009, which are presented in Note 22, “Pension and Other Postretirement Benefits” in these consolidated financial statements.

Interim disclosures about fair value of financial instruments In April 2009, the FASB issued guidance that fair value disclosures required for financial instruments on an annual basis be presented for all interim reporting periods beginning with the first interim period ending after June 15, 2009 with earlier application permitted. We have adopted the disclosure requirements effective January 1, 2009. See Note 28, “Fair Value Measurements”, in these consolidated financial statements.

Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. This guidance also requires expanded disclosure about how fair value is measured, changes to valuation methodologies, and additional disclosures for debt and equity securities. This guidance was effective for reporting periods ending after June 15, 2009 with earlier adoption permitted. We adopted this guidance effective January 1, 2009. See Note 28, “Fair Value Measurements”, in these consolidated financial statements for the expanded disclosure.

The recognition and presentation of other-than-temporary impairment In April 2009, the FASB issued guidance which amends the recognition and presentation of other-than-temporary impairments of debt securities. Under this guidance, if we do not have the intention to sell and it is more-likely-than- not we will not be required to sell the debt security, we are required to segregate the difference between fair value and amortized cost into credit loss and other losses with only the credit loss recognized in earnings and other losses recorded to other comprehensive income. Where our intent is to sell the debt security or where it is more-likely-than-not that we will be required to sell the debt security, the entire difference between the fair value and the amortized cost basis is recognized in earnings. The guidance also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that the investment is not other-than-temporarily impaired and is effective for all reporting periods ending after June 15, 2009, with earlier adoption permitted. We adopted this guidance effective January 1, 2009. The cumulative effect of applying this guidance was recorded to opening retained earnings upon adoption. As a result, on January 1, 2009 we reclassified $15 million, net of taxes, from retained earnings to accumulated other comprehensive income (loss) related to the non-credit loss portion of other-than-temporary impairments on debt securities. See Note 6, “Securities,” in these consolidated financial statements for additional information on other-than-temporary impairments.

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

3.	Business Divestiture

On December 31, 2007, we completed the sale of our Wealth and Tax Advisory Services (“WTAS”) subsidiary to an independent firm formed by certain members of the WTAS management team. In exchange for the net assets of WTAS, we received cash and secured promissory notes, as well as an option to purchase a limited amount of common equity in future years. We recognized a small gain as a result of this transaction.

4.	Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal funds sold and securities borrowed or purchased under agreements to resell are summarized in the following table.

At December 31,	2009	2008

	(in millions)

Federal funds sold	$-	$-
Securities purchased under agreements to resell	1,046	10,813

Total	$1,046	$10,813

Federal funds sold and securities purchased under agreements to resell were lower in 2009 as excess funds at December 31, 2009 were primarily held in the Federal Reserve account.

5.	Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

At December 31,	2009	2008

	(in millions)

Trading assets:
U.S. Treasury	$615	$27
U.S. Government agency	34	271
U.S. Government sponsored enterprises(1)	16	521
Asset backed securities	1,815	1,698
Corporate and foreign bonds	2,369	1,614
Other securities	491	982
Precious metals	12,256	4,905
Fair value of derivatives	8,219	21,274

	$25,815	$31,292

Trading liabilities:
Securities sold, not yet purchased	$131	$406
Payables for precious metals	2,556	1,599
Fair value of derivatives	5,323	14,318

	$8,010	$16,323

(1)	Includes mortgage backed securities of $13 million and $328 million issued or guaranteed by the Federal National Mortgage Association (FNMA) and $3 million and $193 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009 and 2008, the fair value of derivatives included in trading assets has been reduced by $2.7 billion and $6.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At December 31, 2009 and 2008, the fair value of derivatives included in trading liabilities has been reduced by $7.2 billion and $11.8 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

6.	Securities

The amortized cost and fair value of the securities available-for-sale and securities held to maturity portfolios are summarized in the following tables.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Securities(5)	Gains(5)	Losses(5)	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$7,448	$-	$27	$(73)	$7,402
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	59	-	-	(1)	58
Direct agency obligations	1,948	-	5	(65)	1,888
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,081	-	93	(13)	4,161
Collateralized mortgage obligations	6,324	-	107	(7)	6,424
Obligations of U.S. states and political subdivisions	741	-	13	(5)	749
Asset backed securities collateralized by:
Residential mortgages	1,041	(55)	1	(122)	865
Commercial mortgages	573	-	7	(14)	566
Home equity	620	(29)	-	(219)	372
Auto	65	-	-	(1)	64
Student loans	35	-	-	(5)	30
Other	23	-	1	-	24
Other domestic debt securities(2)	872	-	7	(15)	864
Foreign debt securities(2)	3,035	-	44	(3)	3,076
Equity securities(3)	1,260	-	3	-	1,263

Total available-for-sale securities	$28,125	$(84)	$308	$(543)	$27,806

Securities held to maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,854	$-	$103	$(5)	$1,952
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	113	-	12	-	125
Collateralized mortgage obligations	341	-	25	(2)	364
Obligations of U.S. states and political subdivisions	161	-	6	(1)	166
Asset backed securities collateralized by:
Residential mortgages	192	-	1	(21)	172
Foreign debt securities	101	-	-	-	101

Total held-to-maturity securities	$2,762	$-	$147	$(29)	$2,880

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$3,544	$154	$(12)	$3,686
U.S. Government sponsored enterprises(1)	11,271	187	(96)	11,362
U.S. Government agency issued or guaranteed	5,746	135	(6)	5,875
Obligations of U.S. states and political subdivisions	699	2	(31)	670
Asset-backed securities	3,462	-	(987)	2,475
Other domestic debt securities	144	7	(7)	144
Foreign debt securities	641	13	(9)	645
Equity securities(3)	52	-	(1)	51

Total	$25,559	$498	$(1,149)	$24,908

Securities held to maturity:
U.S. Government sponsored enterprises(4)	$1,892	$73	$(7)	$1,958
U.S. Government agency issued or guaranteed	495	23	(2)	516
Obligations of U.S. states and political subdivisions	217	8	(5)	220
Asset-backed securities	185	1	(31)	155
Foreign debt securities	86	-	-	86

Total	$2,875	$105	$(45)	$2,935

(1)	Includes securities at amortized cost of $38 million and $5.1 billion issued or guaranteed by the Federal National Mortgage Association (“FNMA”) at December 31, 2009 and 2008, respectively, and $21 million and $5.9 billion issued or guaranteed by Federal Home Loan Mortgage Corporation (“FHLMC”) at December 31, 2009 and 2008, respectively.

(2)	At December 31, 2009, other domestic debt securities included $677 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.7 billion of securities fully backed by foreign governments.

(3)	Includes preferred equity securities at amortized cost issued by FNMA of $2.0 million at December 31, 2009 and 2008, respectively. Balances at December 31, 2009 and 2008 reflect other-than-temporary impairment charges of $203 million.

(4)	Includes securities at amortized cost of $678 million and $700 million issued or guaranteed by FNMA at December 31, 2009 and 2008, respectively, and $1.2 billion issued and guaranteed by FHLMC at December 31, 2009 and 2008, respectively.

(5)	For available-for-sale debt securities which are other-than-temporarily impaired, the non-credit loss component of OTTI is recorded in accumulated other comprehensive income (loss) beginning in 2009.

A summary of gross unrealized losses and related fair values as of December 31, 2009 and 2008 classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2009	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	16	$(55)	$2,978	1	$(18)	$94
U.S. Government sponsored enterprises	30	(50)	1,441	27	(16)	262
U.S. Government agency issued or guaranteed	85	(19)	1,509	18	(1)	43
Obligations of U.S. states and political subdivisions	26	(3)	166	11	(2)	79
Asset backed securities	5	(1)	35	109	(360)	1,137
Other domestic debt securities	3	(8)	83	2	(7)	43
Foreign debt securities	5	(3)	384	1	-	25
Equity securities	2	-	-	-	-	-

Securities available-for-sale	172	$(139)	$6,596	169	$(404)	$1,683

Securities held to maturity:
U.S. Government sponsored enterprises	10	(5)	261	1	-	-
U.S. Government agency issued or guaranteed	7	(2)	39	6	-	-
Obligations of U.S. states and political subdivisions	22	(1)	12	12	-	19
Asset backed securities	1	(1)	6	11	(20)	121

Securities held to maturity	40	$(9)	$318	30	$(20)	$140

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2008	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	5	$(12)	$1,251	-	$-	$-
U.S. Government sponsored enterprises	136	(42)	1,361	101	(54)	2,295
U.S. Government agency issued or guaranteed	97	(1)	576	41	(5)	237
Obligations of U.S. states and political subdivisions	36	(7)	226	53	(24)	333
Asset backed securities	51	(419)	1,099	110	(568)	1,330
Other domestic debt securities	3	(6)	71	1	(1)	4
Foreign debt securities	1	-	5	5	(9)	97
Equity securities	2	(1)	-	-	-	-

Securities available-for-sale	331	$(488)	$4,589	311	$(661)	$4,296

Securities held to maturity:
U.S. Government sponsored enterprises	18	$(2)	$113	7	$(5)	$132
U.S. Government agency issued or guaranteed	176	(2)	105	-	-	-
Obligations of U.S. states and political subdivisions	54	(5)	48	5	-	3
Asset backed securities	2	(10)	52	10	(21)	96

Securities held to maturity	250	$(19)	$318	22	$(26)	$231

Gross unrealized losses within the available-for-sale and held-to-maturity portfolios decreased overall primarily due to a reduction in credit spreads for asset backed securities during 2009 as market conditions improved. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment described below. During 2009, 28 debt securities were determined to be other-than-temporarily impaired in accordance with new accounting guidance related to the recognition of other-than-temporarily impairment associated with debt securities which we early adopted effective January 1, 2009 and is described more fully below. As a result, we recorded other-than-temporary impairment charges of $208 million during 2009 on these investments. Consistent with the new accounting guidance described below, the credit loss component of the applicable debt securities totaling $124 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss), while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss).

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

Under the new accounting principles early adopted effective January 1, 2009, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security and, as a result, the credit loss component of an other-than-temporary impairment write-down is recorded in earnings as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of loss, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided we do not intend to sell the underlying debt security and it is “more-likely-than-not” that we will not have to sell the debt security prior to recovery.

For all securities held in the available-for-sale or held to maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. Debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 72 percent of total available-for-sale and held to maturity securities as of December 31, 2009. Our assessment for credit loss was concentrated on private label asset backed securities for which we evaluate for credit losses on a quarterly basis. We considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

As of December 31, 2009, debt securities with other-than-temporary impairment for which a portion of the impairment loss remains in accumulated other comprehensive income (loss) consisted entirely of asset backed securities collateralized by residential mortgages or home equity loans. Specific market based assumptions were used on each individual security to appropriately model and value the securities due to the underlying loans’ diversified geographical, FICO and vintage (2005-2007) for the credit component of Alt-A and second lien/Home equity mortgages mortgaged-backed securities, which has resulted in a wide range of assumptions presented in the table below. These collateral types comprise approximately 92% of the other-than-temporary impairments we have recognized as of December 31, 2009. The assumptions were as follows:

Second liens/Home
December 31, 2009	Alt-A	equity mortgages

Cumulative default rate	6-58%	0-40%
Loss severity	28-79%	100%
Prepayment speeds	1-27%	0-33%

The excess of amortized cost over the present value of expected future cash flows on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $124 million for 2009. The excess of the present value of expected future cash flows over fair value, which represents the non-credit component of the unrealized loss associated with these securities, was $84 million as of December 31, 2009. Since we do not have the intention to sell the securities and have sufficient capital and liquidity to hold these securities until a full recovery of the fair value occurs, only the credit loss component is reflected in the consolidated statement of income (loss). The non-credit component of the unrealized loss is recorded, net of taxes, in other comprehensive income (loss).

The following table summarizes the roll-forward of credit losses on debt securities held by us for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

Year Ended December 31,	2009

(in millions)

Credit losses at the beginning of the period	$5
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	110
Increase in credit losses for which an other-than-temporary impairment was previously recognized	14

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$129

At December 31, 2009, we held 159 individual asset-backed securities in the available-for-sale portfolio, of which 32 were also wrapped by a monoline insurance company. The asset backed securities backed by a monoline wrap comprised $441 million of the total aggregate fair value of asset-backed securities of $1.9 billion at December 31, 2009. The gross unrealized losses on these securities were $219 million at December 31, 2009. During 2009, three monoline insurers were downgraded to below investment grade. As a result, we did not take into consideration the financial guarantee from two of those monoline insurers and placed only limited reliance of the financial guarantee of the third monoline insurer. As of December 31, 2009, we considered the financial guarantee of monoline insurers on securities with a fair value of $235 million. Four of the securities wrapped by the downgraded monoline insurance companies with an aggregate fair value of $35 million were deemed to be other-than-temporarily impaired at December 31, 2009. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors.

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

	Gross	Gross	Net
	Realized	Realized	Realized
	Gains	(Losses)	(Losses) Gains

	(in millions)

Year ended December 31, 2009:
Securities available-for-sale	$312	$(180)	$132
Securities held to maturity(1)	-	-	-

	$312	$(180)	$132

Year ended December 31, 2008:
Securities available-for-sale	$29	$(263)	$(234)
Securities held to maturity(1)	-	-	-

	$29	$(263)	$(234)

Year ended December 31, 2007:
Securities available-for-sale	$67	$(17)	$50
Securities held to maturity(1)	1	-	1

	$68	$(17)	$51

(1)	Maturities, calls and mandatory redemptions.

The amortized cost and fair values of securities available-for-sale and securities held to maturity at December 31, 2009, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at December 31, 2009, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2009. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

			After One		After Five
Taxable	Within		But Within		But Within		After Ten
Equivalent	One Year		Five Years		Ten Years		Years
Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(dollars are in millions)

Available-for-sale:
U.S. Treasury	$-	-%	$5,596	1.07%	$-	-%	$1,852	4.44%
U.S. Government sponsored enterprises	-	-	108	2.82	1,337	3.82	562	4.53
U.S. Government agency issued or guaranteed	4	4.45	-	5.06	285	4.77	10,116	3.55
Obligations of U.S. states and political subdivisions	-	-	-	-	308	4.22	433	4.44
Asset backed securities	43	2.14	121	5.32	185	3.97	1,924	3.75
Other domestic debt securities	19	.11	704	1.52	47	-	102	5.58
Foreign debt securities	10	1.73	2,990	2.58	35	3.22	-	-

Total amortized cost	$76	1.72%	$9,519	1.65%	$2,197	3.92%	$14,989	3.76%

Total fair value	$76		$9,579		$2,167		$14,721

Held to maturity:
U.S. Government sponsored enterprises	$-	7.40%	$32	7.98%	$5	7.13%	$1,817	6.14%
U.S. Government agency issued or guaranteed	-	7.69	-	7.44	6	7.59	448	6.58
Obligations of U.S. states and political subdivisions	11	5.25	33	6.04	21	6.66	96	5.77
Asset backed securities	-	-	-	-	-	-	192	6.13
Foreign debt securities	101	2.64	-	-	-	-	-	-

Total amortized cost	$112	2.92%	$65	7.01%	$32	6.91%	$2,553	6.20%

Total fair value	$113		$72		$35		$2,660

Investments in FHLB stock, FRB stock, and MasterCard Class B shares of $152 million, $476 million and $0 million, respectively, were included in other assets at December 31, 2009. Investments in FHLB stock, FRB stock and MasterCard Class B shares of $209 million, $349 million and $29 million, respectively, were included in other assets at December 31, 2008.

7.	Loans

Loans consisted of the following:

At December 31,	2009	2008

	(in millions)

Commercial loans:
Construction and other real estate	$8,858	$8,885
Other commercial	21,446	28,544

Total commercial	30,304	37,429

Consumer loans:
Home equity mortgages	4,164	4,549
Other residential mortgages	13,722	17,948
Private label cards	15,091	17,074
Credit cards	13,048	2,137
Auto finance	1,701	154
Other consumer	1,459	1,822

Total consumer	49,185	43,684

Total loans	$79,489	$81,113

Secured financings of $550 million and $2.5 billion at December 31, 2009 are secured by $180 million and $2.6 billion of private label cards and credit cards, respectively, as well as restricted available-for-sale investments of $417 million and $721 million, respectively. Secured financings of $1.2 billion at December 31, 2008 were secured by $1.6 billion of private label cards.

We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders’ equity at December 31, 2009 and 2008.

Purchased Loan Portfolios In January 2009, we purchased the General Motors MasterCard receivable portfolio (“GM Portfolio”) and the AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively from HSBC Finance Corporation (“HSBC Finance”). The aggregate purchase price for the GM and UP Portfolios was $12.2 billion, which included the transfer of approximately $6.1 billion of indebtedness, resulting in a cash consideration of $6.1 billion. The purchase price was determined based on independent valuation opinions based on the fair values of the pool of loans in late November and early December 2008, the dates the transaction terms were agreed upon, respectively. HSBC Finance retained the customer relationships and by agreement we purchase additional loan originations generated under existing and future accounts from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value which is calculated semi-annually. HSBC Finance continues to service the GM and UP Portfolios for us for a fee.

Purchased loans for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit has been closed were recorded upon acquisition at an amount based upon the cash flows expected to be collected. The difference between these expected cash flows and the purchase price represents accretable yield which is amortized to interest income over the life of the loan. The following table provides details on the loans obtained in connection with the acquisition of these portfolios subject to these accounting requirements (the “Purchased Credit-Impaired Loans”):

	GM	UP
	Portfolio	Portfolio

	(in millions)

Outstanding contractual receivable balance at acquisition	$355	$399
Cash flows expected to be collected at acquisition	164	167
Basis in acquired receivables at acquisition	122	114

The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at December 31, 2009 totaled $63 million and $52 million for the GM and UP Portfolios, respectively, and is included in credit card loans. The outstanding contractual balances at December 31, 2009 for these receivables were $73 million and $86 million for the GM and UP Portfolios, respectively. During 2009, we established credit loss reserves of $18 million for the acquired GM and UP receivables subject to the accounting requirements for Purchased Credit-Impaired Loans due to a decrease in the expected future cash flows since the acquisition. The following summarizes the change in accretable yield associated with the Purchased Credit-Impaired Loans:

Year Ended
December 31,
2009

(in millions)

Accretable yield at beginning of period	$(95)
Accretable yield amortized to interest income during the period	48
Reclassification to non-accretable difference	18

Accretable yield at end of period	$(29)

In January 2009, we also purchased auto finance loans from HSBC Finance with an aggregate outstanding principal balance of $3.0 billion for a purchase price of $2.8 billion. HSBC Finance continues to service these loans for us for a fee. The purchase price was determined based on independent valuation opinions based on the fair value of the loans in September 2008, at the date the transaction terms were agreed upon. None of the auto finance loans purchased were delinquent at the time of purchase and as such were not subject to the accounting requirements for Purchased Credit-Impaired Loans discussed above.

Contractual maturities

Contractual maturities of loans were as follows:

	At December 31, 2009
	2010	2011	2012	2013	2014	Thereafter	Total

	(in millions)

Commercial Loans
Construction and other real estate	$3,033	$1,556	$1,503	$1,155	$838	$773	$8,858
Other commercial	11,901	3,296	2,493	1,795	1,267	694	21,446
Consumer Loans:
Home equity mortgages	65	3,263	67	62	55	652	4,164
Other residential mortgages	1,177	346	323	314	306	11,256	13,722
Credit card receivables(1):
Private label cards	6,091	6,548	1,682	770	-	-	15,091
Credit Cards	8,025	4,237	242	242	302	-	13,048
Auto Finance	113	602	583	371	32	-	1,701
Other consumer	582	618	95	73	48	43	1,459

Total	$30,987	$20,466	$6,988	$4,782	$2,848	$13,418	$79,489

(1)	As credit card and private label credit card receivables do not have stated maturities, the table reflects estimates based on historical payment patterns.

As substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections. The following table summarizes contractual maturities of loans due after one year by repricing characteristic:

	At December 31, 2009
	Over 1 But	Over 5
	Within 5 Years	Years

	(in millions)

Receivables at predetermined interest rates	$7,694	$4,790
Receivables at floating or adjustable rates	27,390	8,628

Total	$35,084	$13,418

Nonaccrual loans

Nonaccrual loans totaled $2.7 billion and $1.3 billion at December 31, 2009 and 2008, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $126 million in 2009 and $105 million in 2008. Interest income that was included in finance and other interest income on these loans was approximately $(6) million in 2009 and $6 million in 2008. For an analysis of reserves for credit losses, see Note 8, “Allowance for Credit Losses.”

Troubled Debt Restructurings (“TDR”)

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

At December 31,	2009	2008

	(in millions)

TDR Loans(1):
Commercial loans:
Construction and other real estate	$100	$26
Other commercial	68	18

Total commercial	168	44

Consumer loans:
Residential mortgages	173	38
Private label cards	216	156
Credit cards	102	13
Auto finance	52	-
Other consumer	-	-

Total consumer	543	207

Total TDR Loans	$711	$251

At December 31,	2009	2008

	(in millions)

Allowance for credit losses for TDR Loans(2):
Commercial loans:
Construction and other real estate	$14	$2
Other commercial	2	2

Total commercial	16	4

Consumer loans:
Residential mortgages	34	6
Private label cards	51	29
Credit cards	24	3
Auto finance	11	-
Other consumer	-	-

Total consumer	120	38

Total Allowance for credit losses for TDR Loans	$136	$42

(1)	The TDR loan balances above include $12 million of auto finance loans held for sale at December 31, 2009 for which there are no credit loss reserves as these loans are carried at the lower of cost or fair value. There were no held for sale TDR loans at December 31, 2008.

(2)	Included in the allowance for credit losses.

The following tables present information about average TDR Loan balances and interest income recognized on TDR loans during 2009 and 2008:

Year Ended December 31,	2009	2008

	(in millions)

Average balance of TDR Loans	$503	$222
Interest income recognized on TDR Loans	33	14

8.	Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table.

	2009	2008	2007

	(in millions)

Balance at beginning of year	$2,397	$1,414	$897
Provision for credit losses	4,144	2,543	1,522
Charge-offs	(3,414)	(1,837)	(1,269)
Recoveries	306	277	264
Allowance on loans transferred (to) from held for sale	(12)	-	-
Allowance related to bulk loan purchase from HSBC Finance	437	-	-
Other	3	-	-

Balance at end of year	$3,861	$2,397	$1,414

Increased provision for credit losses for 2009 includes the impact of the GM and UP Portfolios as well as the auto finance loans that were purchased from HSBC Finance in January 2009.

9.	Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2009	2008

	(in millions)

Commercial loans	$1,126	$874

Consumer loans:
Residential mortgages	1,386	3,512
Auto finance	353	-
Other consumer	43	45

Total consumer	1,782	3,557

Total loans held for sale	$2,908	$4,431

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at December 31, 2009. The fair value of commercial loans held for sale under this program were $1.1 billion and $874 million at December 31, 2009 and 2008, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. During 2009, the market value of these loans increased due to narrowing credit spreads. See Note 17, “Fair Value Option,” for additional information.

In addition to routine sales to government sponsored enterprises upon origination, we sold approximately $4.5 billion of prime adjustable and fixed rate residential mortgage loans in 2009 and recorded gains of $70 million. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). We retained the servicing rights in relation to the mortgages upon sale.

Residential mortgage loans held for sale include sub-prime residential mortgage loans with a fair value of $757 million and $1.2 billion at December 31, 2009 and 2008, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various governmental agencies.

During 2009, we transferred $353 million of auto finance loans to held for sale. Other consumer loans held for sale consist of student loans.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of cost or fair value. The book value of loans held for sale continued to exceed fair value at December 31, 2009. We continue to experience increases to the valuation allowance primarily due to adverse conditions in the U.S. residential mortgage markets in 2009, although the dollar magnitude of the increases has been slowing. The valuation allowance on loans held for sale was $910 million and $869 million at December 31, 2009 and 2008, respectively.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which are included in net interest income and trading revenue (loss) in the consolidated statement of income (loss), were gains of $86 million, $21 million and $29 million during 2009, 2008 and 2007, respectively.

10.	Properties and Equipment, Net

Properties and equipment, net of accumulated depreciation, is summarized in the following table.

			Depreciable
At December 31,	2009	2008	Life

	(in millions)

Land	$72	$74	-
Buildings and improvements	893	867	10-40 years
Furniture and equipment	373	371	3-30

Total	1,338	1,312
Accumulated depreciation and amortization	(805)	(753)

Properties and equipment, net	$533	$559

Depreciation and amortization expense totaled $70 million, $70 million and $71 million in 2009, 2008 and 2007, respectively.

11.	Intangible Assets

Intangible assets consisted of the following:

At December 31,	2009	2008

	(in millions)

Mortgage servicing rights	$457	$341
Other	27	33

Intangible assets	$484	$374

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

Fair value of residential MSRs is calculated using the following critical assumptions:

At December 31,	2009	2008

Annualized constant prepayment rate (“CPR”)	14.6%	39.4%
Constant discount rate	17.9%	10.3%
Weighted average life	4.8 years	3.1 years

Residential MSRs activity is summarized in the following table:

	2009	2008

	(in millions)

Fair value of MSRs:
Beginning balance	$333	$489
Additions related to loan sales	113	153
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	60	(213)
Realization of cash flows	(56)	(96)

Ending balance	$450	$333

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

At December 31,	2009	2008

	(in millions)

Outstanding principal balances at period end	$50,390	$46,215

Custodial balances maintained and included in noninterest bearing deposits at period end	$923	$695

Servicing fees collected are included in residential mortgage banking revenue and totaled $129 million, $130 million and $116 million during 2009, 2008 and 2007, respectively.

Commercial Mortgage Servicing Rights Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $7 million and $8 million at December 31, 2009 and 2008, respectively.

Other Intangible Assets Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $20 million and $24 million at December 31, 2009 and 2008, respectively, and customer lists of $7 million and $9 million at December 31, 2009 and 2008, respectively.

12.	Goodwill

Changes in the carrying amount of goodwill for continuing operations are as follows:

	2009	2008

	(in millions)

Balance at beginning of year(1)	$2,647	$2,701
Goodwill impairment related to the Residential Mortgage business	-	(54)
Reduction related to business disposals	-	-

Balance at end of year	$2,647	$2,647

(1)	The goodwill balance at both December 31, 2009 and 2008 includes total goodwill of $2,647 million which includes accumulated impairment losses of $54 million.

During the third quarter of 2009, we completed our annual impairment test of goodwill. At the testing date, we determined the fair value of all of our reporting units exceeded their carrying values, including goodwill. Additionally, as a result of the continued deterioration in economic and credit conditions in the U.S., we performed interim impairment tests of the goodwill of our Global Banking and Markets reporting unit during each quarter of 2009. Additionally, during the third and fourth quarters of 2009, we also performed an interim impairment test of the goodwill of our Private Banking reporting unit. As a result of these tests, we determined that the fair values of our Global Banking and Markets and Private Banking reporting units continue to exceed their carrying values including goodwill at each of these testing dates. At December 31, 2009, goodwill totaling $633 million and $415 million has been allocated to our Global Banking and Markets and Private Banking reporting units, respectively. Our goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. In the event that further significant deterioration in the economic and credit conditions beyond the levels already reflected in our cash flow forecasts occur, or changes in the strategy or performance of our business or product offerings occur, additional interim impairment tests will again be required.

13.	Deposits

The aggregate amounts of time deposit accounts (primarily certificates of deposits), each with a minimum of $100,000 included in domestic office deposits, were approximately $7 billion and $17 billion at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, deposits totaling $4.2 billion and $2.3 billion, respectively, were carried at fair value. The scheduled maturities of all time deposits at December 31, 2009 are summarized in the following table.

	Domestic	Foreign
	Offices	Offices	Total

	(in millions)

2010:
0-90 days	$5,165	$8,526	$13,691
91-180 days	3,813	346	4,159
181-365 days	3,236	175	3,411

	12,214	9,047	21,261
2011	993	-	993
2012	622	1	623
2013	749	-	749
2014	451	16	467
Later years	2,269	-	2,269

	$17,298	$9,064	$26,362

Overdraft deposits, which are classified as loans, were approximately $1 billion and $1.6 billion at December 31, 2009 and 2008, respectively.

14.	Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31
	2009		Rate	2008		Rate

	(dollars are in millions)

Federal funds purchased (day to day)	$11			$1,011
Securities sold under repurchase agreements	767			1,830
Commercial paper(1)	2,960		.22%	3,956		3.11%
Average during year		$3,396	.36%		$4,255	3.11%
Maximum month-end balance		3,828			5,040
Precious metals	2,284			1,409
Other	490			2,289

Total short-term borrowings	$6,512			$10,495

(1)	Exceeded 30 percent of shareholders’ equity at December 31, 2008.

At December 31, 2009 and 2008, we had an unused line of credit from HSBC Bank plc of $2.5 billion. This line of credit does not require compensating balance arrangements and commitment fees are not significant. At December 31, 2009 and 2008, we also had an unused line of credit from our immediate parent, HNAI, of $150 million.

Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding at December 31, 2009 and 2008.

As a member of the New York FHLB, we have a secured borrowing facility that is collateralized by residential mortgage loans and investment securities. At December 31, 2009 and 2008, the facility included $1.0 billion and $2.0 billion, respectively, of borrowings included in long-term debt. The facility also allows access to further short-term borrowings based upon the amount of residential mortgage loans and securities pledged as collateral with the FHLB, which were undrawn as of December 31, 2009 and 2008. See Note 15, “Long-Term Debt,” for further information regarding these borrowings.

15.  Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates in effect at December 31, 2009 are shown in parentheses.

	At December 31,
	2009	2008

	(in millions)

Issued by HSBC USA:
Non-subordinated debt:
Medium-Term Floating Rate Notes due 2010-2023 (0.00% – 2.25)%	$2,415	$704
Floating Rate Extendible Notes due 2009	-	1,499
$700 million 1-Year Floating Rate Notes due 2009	-	699
$250 million 2-Year Floating Rate Notes due 2010 (1.27)%	250	250
$2,325 million 3.125% Guaranteed Notes due 2011	2,273	2,248
$350 million 3-Year Floating Rate Guaranteed Notes due 2011 (1.13)%	342	339
$250 million 2-Year Floating Rate Notes due 2011 (2.25)%	250	-
$1 billion 5-Year Floating Rate Note due 2014 (1.67)%	1,000	-

	6,530	5,739
Subordinated debt:
Fixed Rate Subordinated Notes due 2011-2097 (7.00% – 9.50)%	682	1,231
Perpetual Floating Rate Capital Notes (1.19)%	128	128
Junior Subordinated Debentures due 2026-2032 (7.75% – 8.38)%	867	866

	1,677	2,225

Total issued by HSBC USA:	8,207	7,964

Issued or acquired by HSBC Bank USA and its subsidiaries:
Non-subordinated debt:
Global Bank Note Program:
Medium-Term Notes due 2010-2040 (0.00% – 0.70)%	657	461
3.875% Fixed Rate Senior Global Bank Notes due 2009	-	1,918
Floating Rate Senior Global Bank Notes due 2009	-	1,799
Floating Rate Non-USD Senior Global Bank Notes due 2009	-	1
4.95% Fixed Rate Senior Notes due 2012	25	25

	682	4,204
Federal Home Loan Bank of New York advances:
Fixed Rate FHLB advances due 2009-2037 (2.57% – 7.24)%	7	8
Floating Rate FHLB advance due 2036 (0.28)%	1,000	2,000

	1,007	2,008
Precious metal leases due 2010-2014 (1.46)%	632	768
Private label and credit card secured financings due 2010 (0.25% – 2.92)%	2,965	1,199
Secured financings with Structured Note Vehicles(1)	529	1,152
Other:
3.99% Non-USD Senior Debt	-	549
Other	35	381

	35	930

Total non-subordinated debt	5,850	10,261

	At December 31,
	2009	2008

	(in millions)

Subordinated debt:
4.625% Global Subordinated Notes due 2014	997	996
Other	55	-
Global Bank Note Program:
Fixed Rate Global Bank Notes due 2017-2039 (5.63% – 7.00)%	2,889	2,856

Total subordinated debt	3,941	3,852

Total issued or acquired by HSBC Bank USA and its subsidiaries	9,791	14,113

Obligations under capital leases	10	12

Total long-term debt	$18,008	$22,089

(1)	See Note 26, “Special Purpose Entities,” for additional information.

The table excludes $900 million of long-term debt at December 31, 2009 and 2008 due to us from HSBC Bank USA and its subsidiaries. Of this amount, the earliest note is due to mature in 2012 and the latest note is due to mature in 2097. Foreign denominated long-term debt was immaterial at December 31, 2009 and 2008.

At December 31, 2009 and 2008, we have elected fair value option accounting for some of our medium-term floating rate notes and certain subordinated debt. See Note 17, “Fair Value Option,” for further details. At December 31, 2009 and 2008, medium term notes totaling $2.9 billion and $959 million, respectively, were carried at fair value. Subordinated debt of $1.7 billion was carried at fair value at December 31, 2009 and 2008.

The $1.5 billion Floating Rate Extendible Notes issued in April 2008 required the noteholders to decide each quarter whether or not to extend the maturity date of their notes by three months beyond the current maturity date at the time. On October 14, 2008, all of the noteholders elected not to extend the maturity date of their notes past October 15, 2009. The notes were paid in full in October 2009. Interest on these notes was paid quarterly and was based on three-month LIBOR plus the applicable spread for each interest period.

The $2,325 million 3.125% Guaranteed Notes due December 16, 2011 are senior unsecured notes that are guaranteed by the FDIC pursuant to the Debt Guarantee Program. The net proceeds from the sale of these notes were used for general corporate purposes and not used to prepay debt that was not guaranteed by the FDIC. Interest on these notes is paid semi-annually in June and December of each year, commencing June 16, 2009.

The $350 million 3-Year Floating Rate Guaranteed Notes due December 19, 2011 are senior unsecured notes that are also guaranteed by the FDIC pursuant to the Debt Guarantee Program. The net proceeds from the sale of these notes were used for general corporate purposes and not used to prepay debt that was not guaranteed by the FDIC. Interest on these notes is payable monthly commencing January 19, 2009 at a floating rate equal to one-month LIBOR plus ninety basis points.

The $250 million 2-Year Floating Rate Notes issued in 2009 and due June 17, 2011 are senior unsecured notes that are not guaranteed under the FDIC’s Debt Guarantee Program. Interest on these notes is paid quarterly in September, December, March and June of each year commencing September 17, 2009 at a floating rate equal to three-month LIBOR plus 200 basis points.

The $1 billion 5-Year Floating Rate Note issued in 2009 and due August 28, 2014 is a senior note due to HSBC North America. Interest on the note is paid quarterly in November, February, May and August of each year commencing November 28, 2009 at a floating rate equal to three-month LIBOR plus 130 basis points. We retain the right to repay part or all of the note at par on any interest payment date.

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

Maturities of long-term debt at December 31, 2009, including secured financings and conduit facility renewals, were as follows:

(in millions)

2010	$3,729
2011	4,721
2012	521
2013	402
2014	2,240
Thereafter	6,395

Total	$18,008

16.  Derivative Financial Instruments

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

For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net losses of $14 million and net gains of $7 million during 2009 and 2008, respectively, reported as other income (loss) in the consolidated statement of income (loss), which represented the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying value of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining term of the original hedge. We recorded basis adjustments for active fair value hedges which decreased the carrying value of our debt by $252 million and increased the carrying value of our debt by $370 million during 2009 and 2008, respectively. We amortized less than $1 million and $3 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during 2009 and 2008, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying value of our debt of $57 million and $8 million as of December 31, 2009 and 2008, respectively.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of		Balance Sheet	Fair Value as of
	Location	Dec. 31, 2009	Dec. 31, 2008	Location	Dec. 31, 2009	Dec. 31, 2008

(in millions)

Interest rate contracts	Other assets	$133	$372	Interest, taxes and other liabilities	$15	$207

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of income (loss).

		Amount of Gain
		or (Loss)
		Recognized
	Location of Gain or (Loss)	in Income on Derivatives
	Recognized in Income on	Year Ended December 31,
	Derivatives	2009	2008

		(in millions)

Interest rate contracts	Other income (loss)	$(23)	$228
Interest rate contracts	Interest income	160	17

Total		$137	$245

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income (loss).

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items
	Interest Income	Other Income	Interest Income	Other Income
	(Expense)	(Loss)	(Expense)	(Loss)

		(in millions)

Year Ended December 31, 2009:
Interest rate contracts/AFS Securities	$(27)	$243	$106	$(243)
Interest rate contracts/commercial loans	-	(1)	2	-
Interest rate contracts/subordinated debt	187	(265)	(283)	252

Total	$160	$(23)	$(175)	$9

Year Ended December 31, 2008:
Interest rate contracts/AFS Securities	$(6)	$(182)	$24	$182
Interest rate contracts/commercial loans	3	(2)	1	2
Interest rate contracts/subordinated debt	20	377	(156)	(370)

Total	$17	$193	$(131)	$(186)

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

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in accumulated other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is released into the corresponding income or expense account. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative will continue to be reported in accumulated other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into earnings. During 2009 and 2008, $44 million and $73 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $10 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)				Derivative Liabilities(1)
	Balance Sheet	Fair Value as of		Balance Sheet	Fair Value as of
	Location	Dec. 31, 2009	Dec. 31, 2008	Location	Dec. 31, 2009	Dec. 31, 2008

(in millions)

Interest rate contracts	Other assets	$-	$5	Interest, taxes and other liabilities	$33	$212

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges and their locations on the consolidated statement of income (loss).

						Location of Gain
						(Loss)
	Gain (Loss)					Recognized
	Recognized		Location of Gain	Gain (Loss) Reclassed		in Income		Gain (Loss)
	in AOCI on		(Loss) Reclassified	From AOCI		on the Derivative		Reclassed from
	Derivative		from AOCI	into Income		(Ineffective Portion and		AOCI into Income
	(Effective Portion)		into Income (Effective	(Effective Portion)		Amount Excluded from		(Ineffective Portion)
	2009	2008	Portion)	2009	2008	Effectiveness Testing)		2009	2008

	(in millions)

Interest rate contracts	$173	$(83)	Other income (loss)	$(44)	$(73)	Other income (loss	)	$5	$(7)
Foreign exchange contracts	-	-	Other income (loss)	-	-	Other income (loss	)	-	-

Total	$173	$(83)		$(44)	$(73)			$5	$(7)

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

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded in a similar manner as derivative instruments held for trading. Realized and unrealized gains and losses are recognized in other income (loss) while the derivative asset or liability positions are reflected as other assets or other liabilities. As of December 31, 2009, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio and certain own debt issuances. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of			Fair Value as of
	Location	Dec. 31, 2009	Dec. 31, 2008	Balance Sheet Location	Dec. 31, 2009	Dec. 31, 2008

	(in millions)

Interest rate contracts	Trading assets	$27,085	$59,861	Trading liabilities	$27,546	$60,104
Foreign exchange contracts	Trading assets	12,920	24,491	Trading liabilities	14,087	23,897
Equity contracts	Trading assets	2,281	2,981	Trading liabilities	2,297	2,848
Precious metals contracts	Trading assets	918	2,667	Trading liabilities	897	2,258
Credit contracts	Trading assets	17,772	64,341	Trading liabilities	17,687	64,029
Other	Trading assets	6	-	Trading liabilities	23	-

Total		$60,982	$154,341		$62,537	$153,136

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

Derivative assets and liabilities balances at December 31, 2009, were impacted by market volatilities as valuations of foreign exchange, interest rate and credit derivatives all reduced from significant spread tightening in all sectors. Specifically, credit derivatives had a large decrease as a number of transaction unwinds and commutations reduced the outstanding market value as we sought to actively reduce exposure.

The following table presents the fair value of derivative instruments held for other purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of		Balance Sheet	Fair Value as of
	Location	Dec. 31, 2009	Dec. 31, 2008	Location	Dec. 31, 2009	Dec. 31, 2008

	(in millions)

Interest rate contracts	Other assets	$229	$779	Interest, taxes and other liabilities	$15	$6
Foreign exchange contracts	Other assets	51	16	Interest, taxes and other liabilities	2	42
Equity contracts	Other assets	180	2	Interest, taxes and other liabilities	16	244
Credit contracts	Other assets	15	210	Interest, taxes and other liabilities	16	70
Other	Other assets	-	-	Interest, taxes and other liabilities	-	-

Total		$475	$1,007		$49	$362

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss).

			Amount of Gain or (Loss)
	Location of Gain or (Loss)		Recognized in Income on Derivatives
	Recognized In Income on		Year Ended December 31,
	Derivatives		2009	2008

	(in millions)

Interest rate contracts	Trading revenue (loss	)	$(519)	$(597)
Foreign exchange contracts	Trading revenue (loss	)	854	716
Equity contracts	Trading revenue (loss	)	314	1,106
Precious metals contracts	Trading revenue (loss	)	103	383
Credit contracts	Trading revenue (loss	)	(599)	(190)
Other	Trading revenue (loss	)	63	(601)

Total			$216	$817

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the consolidated statement of income (loss).

			Amount of Gain or (Loss)
			Recognized in Income on Derivatives
	Location of Gain or (Loss)		Year Ended December 31,
	Recognized in Income on Derivatives		2009	2008

	(in millions)

Interest rate contracts	Other income (loss	)	$(461)	$774
Foreign exchange contracts	Other income (loss	)	55	4
Equity contracts	Other income (loss	)	464	(558)
Credit contracts	Other income (loss	)	(172)	176
Other	Other income (loss	)	11	-

Total			$(103)	$396

Credit-Risk-Related Contingent Features We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured products transaction. As of December 31, 2009, HSBC Bank USA was given credit ratings of AA and Aa3 by S&P and Moody’s, respectively, and was given a short-term debt rating of A-1+ and P-1 by S&P and Moody’s, respectively. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2009, is $9.3 billion for which we have posted collateral of $8.1 billion.

In the event of a credit downgrade, we do not expect HSBC Bank USA’s long-term ratings to go below A2 and A+ and the short-term ratings to go below P-2 and A-1 by Moody’s and S&P, respectively. The following tables summarize our obligation to post additional collateral (from the current collateral level) in certain hypothetical commercially reasonable downgrade scenarios. It is not appropriate to accumulate or extrapolate information presented in the table below to determine our total obligation because the information presented to determine the obligation in hypothetical rating scenarios is not mutually exclusive.

Moody’s	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2

	(in millions)

P-1	$-	$140	$209
P-2	140	259	321

S&P	Long-Term Ratings
Short-Term Ratings	AA	AA−	A+

	(in millions)

A-1+	$-	$3	$54
A-1	176	179	230

We would be required to post $295 million of additional collateral on total return swaps if HSBC Bank USA is not rated by any two of the rating agencies at least A-1 (Moody’s), A+ (Fitch), A+ (S&P), or not rated A (high) by DBRS.

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	At December 31,
	2009	2008

	(in billions)

Interest rate:
Futures and forwards	$156.0	$281.6
Swaps	1,221.5	1,593.4
Options written	59.5	99.9
Options purchased	66.0	90.3

	1,503.0	2,065.2
Foreign Exchange:
Swaps, futures and forwards	486.2	560.2
Options written	43.0	31.2
Options purchased	43.1	31.4
Spot	39.4	36.2

	611.7	659.0
Commodities, equities and precious metals:
Swaps, futures and forwards	26.4	35.1
Options written	10.3	14.4
Options purchased	15.3	13.5

	52.0	63.0
Credit derivatives	768.5	968.3

Total	$2,935.2	$3,755.5

17.  Fair Value Option

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

Loans We elected to apply FVO to all commercial leveraged acquisition finance loans and unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of December 31, 2009, commercial leveraged acquisition finance loans and unfunded commitments of $1.1 billion carried at fair value had an aggregate unpaid principal balance of $1.3 billion. As of December 31, 2008, commercial leveraged acquisition finance loans and unfunded commitments of $874 million carried at fair value had an aggregate unpaid principal balance of $1.3 billion. These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because substantially all of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below.

As of December 31, 2009 and 2008, no loans for which the fair value option has been elected are 90 days or more past due or are on nonaccrual status.

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

Fixed rate debt accounted for under FVO at December 31, 2009 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Fixed rate debt accounted for under FVO at December 31, 2008 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest paid on the fixed rate debt elected for FVO is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

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

As of December 31, 2009, interest bearing deposits in domestic offices included $4.2 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $4.2 billion. As of December 31, 2008, interest bearing deposits in domestic offices included $2.3 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $2.4 billion. Long-term debt at December 31, 2009 included structured notes of $2.9 billion accounted for under FVO which had an unpaid principal balance of $2.7 billion. Long-term debt at December 31, 2008 included structured notes of $959 million accounted for under FVO which had an unpaid principal balance of $1.2 billion. Interest incurred was recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

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

	Year Ended December 31,
	2009				2008
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$-	$333	$(611)	$(278)	$-	$(419)	$367	$(52)
Credit risk component	284	(327)	17	(26)	(431)	352	200	121

Total mark-to-market on financial instruments designated at fair value	284	6	(594)	(304)	(431)	(67)	567	69
Mark-to-market on the related derivatives	-	(571)	610	39	(1)	703	(489)	213
Net realized gain (loss) on the related derivatives	-	71	(59)	12	-	34	(30)	4

Total gain (loss) on related derivatives	-	(500)	551	51	(1)	737	(519)	217

Gain (loss) on instruments designated at fair value and related derivatives	$284	$(494)	$(43)	$(253)	$(432)	$670	$48	$286

18.  Income Taxes

Total income taxes were as follows.

	Year Ended December 31,
	2009	2008	2007

	(in millions)

Income tax benefit	$(84)	$(919)	$(1)
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on securities available-for-sale, net	248	(151)	(4)
Unrealized gains (losses) on derivatives classified as cash flow hedges	101	(72)	(72)
Employer accounting for post-retirement plans	-	3	6
Other-than-temporary impairment	(31)	-	-
Foreign currency translation, net	-	(8)	2

Total	$234	$(1,147)	$(69)

The components of income tax (benefit) expense follow.

	Year Ended December 31,
	2009	2008	2007

	(in millions)

Current:
Federal	$464	$(394)	$301
State and local	35	26	40
Foreign	29	41	28

Total current	528	(327)	369
Deferred, primarily federal	(612)	(592)	(370)

Total income tax (benefit) expense	$(84)	$(919)	$(1)

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

	Year Ended December 31,
	2009		2008		2007

		(dollars are in millions)

Tax benefit at the U.S. federal statutory income tax rate	$(79)	(35.0)%	$(913)	(35.0)%	$48	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	19	8.3	2	.2	20	14.3
Sale of minority stock interest	74	32.7	-	-	-	-
Adjustment of tax rate used to value deferred taxes	(2)	(.9)	(6)	(.2)	24	17.4
Goodwill related to disposition of WTAS business	-	-	-	-	5	3.8
Valuation allowance	4	1.7	87	1.6	6	4.4
Validation of deferred tax balances	(1)	(.4)	(2)	(.1)	(28)	(20.5)
IRS audit settlement	(8)	(3.6)	-	-	-	-
Accrual (release) of tax reserves	2	1.1	(12)	(.2)	(9)	(6.3)
Tax exempt interest income	(14)	(6.2)	(16)	(.6)	(15)	(11.1)
Low income housing and miscellaneous other tax credits	(78)	(34.4)	(51)	(2.0)	(47)	(34.1)
Non-taxable income	(6)	(2.7)	(6)	(.3)	(8)	(5.5)
Goodwill impairment charge	-	-	19	.7	-	-
Other	5	2.2	(21)	.7	3	1.9

Total income tax benefit	$(84)	(37.2)%	$(919)	(35.2)%	$(1)	(.7)%

The effective tax rate for 2009 was significantly impacted by the relative level of pre-tax income, the sale of a minority stock interest that was treated as a dividend for tax purposes, settlement of an IRS audit, increase in the state and local income tax valuation allowance and an increased level of low income housing credits. The effective tax rate for 2008 compared with 2007 was significantly impacted by the relative level of pre-tax income, a goodwill impairment recorded in 2008, an adjustment in 2007 for the validation of deferred tax balances, valuation allowances related to the realizability of excess tax credits and foreign losses, as well as a change in estimate in the state tax rate.

The components of the net deferred tax position are presented in the following table.

	At December 31,
	2009	2008

	(in millions)

Deferred tax assets:
Allowance for credit losses	$1,377	$886
Benefit accruals	113	115
Accrued expenses not currently deductible	213	155
Fair value adjustments	293	152
Unrealized losses on securities available-for-sale	114	233
Cash flow hedges	12	204
Accrued pension cost	5	2
Tax credit carry-forwards	183	46

Total deferred tax assets before valuation allowance	2,310	1,793
Valuation allowance	(178)	(99)

Total deferred tax assets	2,132	1,694

Less deferred tax liabilities:
Lease financing income accrued	-	(1)
Deferred gain recognition	71	28
Depreciation and amortization	(8)	(50)
Interest and discount income	336	175
Deferred fees/costs	29	39
Mortgage servicing rights	149	185
Net purchase discount on acquired companies	(2)	(5)
Other	(138)	(59)

Total deferred tax liabilities	437	312

Net deferred tax asset	$1,695	$1,382

The deferred tax valuation allowance is attributed to the following deferred tax assets that based on the available evidence it is more-likely-than-not that the deferred tax asset will not be realized:

	At December 31,
	2009	2008

	(in millions)

State tax benefit loss limitations	$76	$-
Foreign tax credit carryforward	74	46
Foreign losses	24	53
Other	4	-

Total	$178	$99

Effective January 1, 2007, we adopted accounting guidance related to uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.

	2009	2008

	(in millions)

Balance at January 1,	$136	$115
Additions based on tax positions related to the current year	3	32
Additions for tax positions of prior years	1	9
Reductions for tax positions of prior years	(52)	(18)
Reductions related to settlements with taxing authorities	-	(2)

Balance at December 31,	$88	$136

The state tax portion of this amount is reflected gross and not reduced by Federal tax effect. The total amount of unrecognized tax benefits at December 31, 2009 that, if recognized, would affect the effective income tax rate is $45 million. Our major taxing jurisdictions and the related tax years for which each remain subject to examination are as follows.

U.S. Federal	2004 and later
New York State	2000 and later
New York City	2000 and later

We are currently under audit by the Internal Revenue Service as well as various state and local tax jurisdictions. Although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact of the results from the audits on our uncertain tax positions at this time.

We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in other operating expenses. As of January 1, 2009, we had accrued $23 million for the payment of interest associated with uncertain tax positions. In 2009, we increased our accrual for the payment of interest associated with uncertain positions by $2 million.

HSBC North America Consolidated Income Taxes We are included in HSBC North America’s Consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (“the HNAH Group”) included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group’s consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.

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

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic downturn, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since the recent market conditions have created significant downward pressure and volatility on our near-

term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

Only those tax planning strategies that are both prudent and feasible, and which management has the ability and intent to implement, are incorporated into our analysis and assessment. The primary and most significant strategy is HSBC’s commitment to reinvest excess HNAH Group capital to reduce debt funding or otherwise invest in assets to ensure that it is more likely than not that the deferred tax assets will be utilized.

Currently, it has been determined that the HNAH Group’s primary tax planning strategy, in combination with other tax planning strategies, provides support for the realization of net deferred tax assets of approximately $5.5 billion currently recorded for the HNAH Group. Such determination is based on HSBC’s business forecasts and assessment as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy. In November 2009, President Obama signed into law The Worker, Homeownership, and Business Assistance Act of 2009 which allowed for an extended carryback period for certain Federal tax net operating losses. This allows the HNAH Group to carry back the Federal tax net operating loss arising in 2009 that would otherwise have been carried forward, reducing the deferred tax asset related to such losses at December 31, 2009 by approximately $1.6 billion as compared to what it would have been absent the new legislation. The resulting, lower net deferred tax assets are fully supported by the aforementioned tax planning strategies.

As it relates to the growth in the HSBC North America consolidated deferred tax asset, in the second quarter of 2009 HSBC decided to limit the level and duration of excess HNAH Group capital it would reinvest in the U.S. operations in future years as part of the primary tax planning strategy supporting the deferred tax asset. As a result, it was determined at that time that for the residual portion of net deferred tax assets above $5.9 billion, it was not more-likely-than-not that the expected benefits to be generated by the various tax planning strategies were sufficient to ensure full realization. However, as a result of the impact of the extended Federal tax net operating loss carryback on the HSBC North America consolidated deferred tax asset in the fourth quarter combined with improved financial forecasts, HSBC no longer considers it necessary to limit the capital it would reinvest as part of the primary tax planning strategy at December 31, 2009.

Notwithstanding the above, the HNAH Group has valuation allowances against certain specific tax attributes such as foreign tax credits, certain state related deferred tax assets and certain tax loss carryforwards for which the aforementioned tax planning strategies do not provide appropriate support.

HNAH Group valuation allowances are allocated to the principal subsidiaries, including us. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity’s relative contribution to the growth of the HSBC North America consolidated deferred tax asset against which the valuation allowance is being recorded.

If future results differ from the HNAH Group’s current forecasts or the primary tax planning strategy were to change, a valuation allowance against the remaining net deferred tax assets may need to be established which could have a material adverse effect on our results of operations, financial condition and capital position. The HNAH Group will continue to update its assumptions and forecasts of future taxable income, including relevant tax planning strategies, and assess the need for such incremental valuation allowances.

Absent the capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, would be required to record a valuation allowance against the remaining deferred tax assets.

HSBC USA Inc. Income Taxes In March 2009, as part of a corporate restructuring within HSBC’s Private Banking business, our 5.24% indirect interest in HSBC Private Bank (Suisse) S.A. (“PBRS”)was sold to HSBC Private Bank Holdings (Suisse) S.A., the majority shareholder, for cash proceeds of $350 million. A gain of $33 million was reported for book purposes during the first quarter of 2009. For U.S. tax purposes, the transaction is treated as a dividend in the amount of the sale proceeds to the extent of PBRS’ earnings and profits.

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

At December 31, 2009, we had foreign tax credit carryforwards of $74 million for U.S. federal income tax purposes which expire as follows: $13 million in 2015, $18 million in 2016, $10 million in 2017, $23 million in 2018 and $10 million in 2019.

At December 31, 2009, we had general business credit carryforwards of $108 million for U.S. federal income tax purposes which expire as follows: $25 million in 2026, $52 million in 2028 and $31 million in 2029.

At December 31, 2009 we had deferred tax assets recorded for the future benefit of various state net operating losses of $76 million, which primarily relates to New York State.

19.  Preferred Stock

The following table presents information related to the issues of HSBC USA preferred stock outstanding.

	Shares	Dividend	Amount
	Outstanding	Rate	Outstanding
December 31	2009	2009	2009	2008

	(dollars are in millions)

Floating Rate Non-Cumulative Preferred Stock, Series F ($25 stated value)	20,700,000	3.539%	$517	$517
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series G ($1,000 stated value)	373,750	4.044	374	374
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value)	373,750	6.500	374	374
6,000,000 Depositary shares each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 stated value)	1,500,000	4.500	150	150
$2.8575 Cumulative Preferred Stock ($50 stated value)	3,000,000	5.715	150	150
CTUS Inc. Preferred Stock	-	-	-	-

			$1,565	$1,565

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

We acquired CTUS Inc., a unitary thrift holding company, in 1997 from CT Financial Services Inc. (the Seller). CTUS owned First Federal Savings and Loan Association of Rochester (First Federal). The acquisition agreement provided that we issue preferred shares to the Seller. The preferred shares provide for, and only for, a contingent dividend or redemption equal to the amount of recovery, net of taxes and costs, if any, by First Federal resulting from the pending action against the United States government alleging breaches by the government of contractual obligations to First Federal following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. We issued 100 preferred shares at a par value of $1.00 per share in connection with the acquisition. In March 2009, we recognized an $85 million gain relating to the resolution of a lawsuit whose proceeds were used to redeem the 100 preferred shares issued to the Seller. The $85 million received, net of applicable taxes, was remitted to Toronto Dominion, who held the beneficial ownership interest in CT Financial Services Inc., and the preferred shares were redeemed.

20.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

	2009	2008	2007

	(in millions)

Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired, and interest-only strip receivables:
Balance at beginning of period	$(512)	$(188)	$(199)
Other comprehensive income for period:
Net unrealized holding gains (losses) arising during period, net of taxes of $(284) million, $237 million and $(15) million in 2009, 2008 and 2007, respectively	526	(471)	42
Reclassification adjustment for (gains) losses realized in net income, net of taxes of $36 million, $(86) million and $19 million in 2009, 2008 and 2007, respectively	(82)	147	(31)

Total other comprehensive income for period	444	(324)	11

Balance at end of period	(68)	(512)	(188)

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	-	-	-
Adjustment to initially apply new other-than-temporarily impaired accounting guidance for debt securities available-for-sale, net of taxes of $8 million	(15)	-	-

Balance at beginning of period, as adjusted	(15)	-	-
Other comprehensive income for period:
Net unrealized other-than-temporary impairment arising during period, net of taxes of $30 million	(54)	-	-
Reclassification adjustment for paydowns and bond sales, net of taxes of $(7) million	13	-	-

Total other comprehensive loss for period	(41)	-	-

Balance at end of period	(56)	-	-

	2009	2008	2007

	(in millions)

Unrealized (losses) gains on derivatives classified as cash flow hedges:
Balance at beginning of period	(271)	(173)	(8)
Other comprehensive loss for period:
Net gains (losses) arising during period, net of taxes of $(101) million, $72 million and $72 million in 2009, 2008 and 2007, respectively	171	(98)	(165)

Total other comprehensive income for period	171	(98)	(165)

Balance at end of period	(100)	(271)	(173)

Foreign currency translation adjustments:
Balance at beginning of period	-	15	11
Other comprehensive loss for period:
Translation gains (losses), net of taxes of $0 million, $8 million and $(2) million in 2009, 2008 and 2007, respectively	-	(15)	4

Total other comprehensive income for period	-	(15)	4

Balance at end of period	-	-	15

Postretirement benefit liability:
Balance at beginning of period	(4)	(6)	(18)
Other comprehensive loss for period:
Change in unfunded postretirement liability, net of taxes of $0 million, $(3) million and $(6) million in 2009, 2008 and 2007, respectively	-	2	12

Total other comprehensive income for period	-	2	12

Balance at end of period	$(4)	$(4)	$(6)

21.  Share-Based Plans

Options have been granted to employees under the HSBC Holdings Group Share Option Plan (the Group Share Option Plan) and under the HSBC Holdings Savings-Related Share Option Plan (Sharesave). Since the shares and contribution commitment have been granted directly by HSBC, the offset to compensation expense was a credit to capital surplus, representing a contribution of capital from HSBC.

The following table presents information for each plan. Descriptions of each plan follow the table.

	At December 31,
	2009	2008	2007

	(dollars are in millions)

Restricted Share Plan:
Total compensation expense recognized	$51	$66	$68
Sharesave (5 year vesting period):
Total options granted	943,000	127,000	132,000
Fair value per option granted	$2.08	$4.08	$4.09
Total compensation expense recognized	$1	$-	$1
Significant assumptions used to calculate fair value:
Risk free interest rate	2.10%	3.03%	4.55%
Expected life (years)	5	5	5
Expected volatility	30%	25%	17%
Sharesave (3 year vesting period):
Total options granted	1,447,000	395,000	445,000
Fair value per option granted	$2.21	$3.85	$4.25
Total compensation expense recognized	$1	$1	$1
Significant assumptions used to calculate fair value:
Risk free interest rate	1.47%	2.49%	4.55%
Expected life (years)	3	3	3
Expected volatility	35%	25%	17%
Sharesave (1 year vesting period):

	At December 31,
	2009	2008	2007

	(dollars are in millions)

Total options granted	334,000	142,000	145,000
Fair value per option granted	$2.06	$3.05	$3.71
Total compensation expense recognized	$1	$-	$-
Significant assumptions used to calculate fair value:
Risk free interest rate	.52%	1.85%	4.90%
Expected life (years)	1	1	1
Expected volatility	50%	25%	17%
Group Share Option Plan:
Total options granted	-	-	-
Fair value per option granted	$-	$-	$-
Total compensation expense recognized	$-	$-	$(2)

Restricted Share Plans Awards are granted to key individuals in the form of performance and non-performance restricted shares (“RSRs”) and restricted stock units (“RSUs”). The awards are based on an individual’s demonstrated performance and future potential. Performance related RSRs and RSUs generally vest after three years from date of grant, based on HSBC’s Total Shareholder Return (“TSR”) relative to a benchmark TSR during the performance period. TSR is defined as the growth in share value and declared dividend income during the period and the benchmark is composed of HSBC’s peer group of financial institutions. If the performance conditions are met, the shares vest and are released to the recipients two years later. Non-performance RSRs and RSUs are released to the recipients based on continued service, typically at the end of a three year vesting period.

Sharesave Plans Sharesave is an employee share option plan that enables eligible employees to enter into savings contracts of one, three or five year lengths, with the ability to decide at the end of the contract term to either use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus interest repaid in cash. Employees can save up to $500 per month over all their Sharesave savings contracts. The option price is determined at the beginning of the offering period of each plan year and represents a 20% discount, for the three and five year savings contracts, and a 15% discount for the one year contract, from the average price in London on the HSBC ordinary shares over the five trading days preceding the offering. On contracts of three year or five year terms, the options are exercisable at the 20% discounted stock option price within six months following the third or fifth anniversary of the beginning of the relevant savings contracts. Upon the completion of a one year savings contract, if the share price is higher than the option price, the option will automatically be exercised and the shares will be purchased at the 15% discounted stock option price. The shares will then be transferred to a holding account where they will be held for one additional year, or until the employee decides to sell the shares. If the share price is below the option price, employees have the ability to exercise the option during the three months following the maturity date if the share price rises. Regardless of the length of the savings contract, employees can decide to have their accumulated savings plus interest refunded to them at the end of the contract period, rather than choosing to exercise their purchase option.

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

22.  Pension and Other Postretirement Benefits

Defined Benefit Pension Plans Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance into a single HSBC North America qualified defined benefit pension plan (either the “HSBC North America Pension Plan” or the “Plan”) which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S.

The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss).

	Year Ended December 31,
	2009	2008	2007

		(in millions)

Service cost – benefits earned during the period	$24	$29	$31
Interest cost on projected benefit obligation	77	77	72
Expected return on assets	(54)	(89)	(91)
Amortization of prior service cost	-	1	1
Recognized losses	40	1	9
Partial plan termination	5	-	-

Pension expense	$92	$19	$22

The overall increase in pension expense during 2009 reflects the amortization of a portion of the actuarial losses incurred by the HSBC North America Pension Plan and reduced expectations of returns on Plan assets as a result of the volatile capital markets that occurred in 2008.

Effective September 30, 2009, HSBC North America voluntarily chose to allow all Plan participants whose employment was terminated as a result of the strategic restructuring of its businesses between 2007 and 2009 to become fully vested in their accrued pension benefit, resulting in a partial termination of the Plan. In accordance with interpretations of the Internal Revenue Service relating to partial plan terminations, Plan participants who voluntarily left the employment of HSBC North America or its subsidiaries during this period will also be deemed to have vested in their accrued pension benefit through the date their employment ended. As a result, incremental pension expense of $5 million, representing our share of the partial plan termination cost, was recognized during 2009.

The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2009	2008	2007

Discount rate	7.15%	6.55%	5.90%
Salary increase assumption	3.50	3.75	3.75
Expected long-term rate of return on Plan assets	8.00	8.00	8.00

Long-term historical rates of return in conjunction with our current outlook of return rates over the term of the pension obligation are considered in determining an appropriate long-term rate of return on Plan assets. In this regard, a “best estimate range” of expected rates of return on Plan assets is established by actuaries based on a portfolio of passive investments considering asset mix upon which a distribution of compound average returns for such portfolio is calculated over a 20 year horizon. This approach, however, ignores the characteristics and performance of the specific investments the pension plan is invested in, their historical returns and their performance against industry benchmarks. In evaluating the range of potential outcomes, a “best estimate range” is established between the 25th and 75th percentile. In addition to this analysis, we also seek the input of the firm which provides us pension advisory services. This firm performs an analysis similar to that done by our actuaries, but instead uses real investment types and considers historical fund manager performance. In this regard, we also focus on the range of possible outcomes between the 25th and 75th percentile, with a focus on the 50th percentile.

The combination of these analyses creates a range of potential long-term rate of return assumptions from which we determine an appropriate rate.

Given the Plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data, the long term expected return for Plan assets is reasonable.

Investment Strategy for Plan Assets The primary objective of the HSBC North America Pension Plan is to provide eligible employees with regular pension benefits. Since the plan is governed by the Employee Retirement Security Act of 1974 (“ERISA”), ERISA regulations serve as guidance for the management of Plan assets. In this regard, an Investment Committee (the “Committee”) for the Plan has been established and its members have been appointed by the Chief Executive Officer as authorized by the Board of Directors of HSBC North America. The Committee is responsible for establishing the funding policy and investment objectives supporting the Plan including allocating the assets of the Plan, monitoring the diversification of the Plan’s investments and investment performance, assuring the Plan does not violate any provisions of ERISA and the appointment, removal and monitoring of investment advisers and the trustee. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal of the Plan is to earn the highest possible total rate of return consistent with the Plan’s tolerance for risk as periodically determined by the Committee. A key factor shaping the Committee’s attitude towards risk is the generally long term nature of the underlying benefit obligations. The asset allocation decision reflects this long-term horizon as well as the ability and willingness to accept some short-term variability in the performance of the portfolio in exchange for the expectation of competitive long-term investment results for its participants.

The Plan’s investment committee utilizes a proactive approach to managing the Plan’s overall investment strategy. In 2009, this resulted in the Committee conducting four quarterly meetings including two strategic reviews and two in-depth manager performance reviews. These quarterly meetings are supplemented by the pension support staff tracking actual investment manager performance versus the relevant benchmark and absolute return expectations on a monthly basis. The pension support staff also monitors adherence to individual investment manager guidelines via a quarterly compliance certification process. A sub-committee consisting of the pension support staff and two members of the investment committee, including the chairman, are delegated responsibility for conducting in-depth reviews of managers performing below expectation. This sub-committee also provides replacement recommendations to the Committee when manager performance fails to meet expectations for an extended period. During the two strategic reviews in 2009, the Committee re-examined the Plan’s asset allocation levels, interest rate hedging strategy and investment menu options. As a result, the Committee unanimously approved a change to the Plan’s target asset allocation mix in 2009 from 70 percent equity securities, 29 percent fixed income securities and one percent cash to 60 percent equity securities, 39 percent fixed income securities and 1 percent cash. The strategic meetings also resulted in the Committee approving a dedicated 10 percent Treasury Inflation Protected Securities portfolio, while eliminating zero coupon Treasuries.

In order to achieve the return objectives of the Plan, investment diversification is employed to ensure that adverse results from one security or security class will not have an unduly detrimental effect on the entire portfolio. Diversification is interpreted to include diversification by type, characteristic, and number of investments as well as investment style of investment managers and number of investment managers for a particular investment style. Equity securities are invested in large, mid and small capitalization domestic stocks as well as international, global and emerging market stocks. Fixed income securities are invested in U.S. Treasuries (including Treasury Inflation Protected Securities), agencies, corporate bonds, and mortgage and other asset backed securities. Without sacrificing returns or increasing risk, the Committee prefers a limited number of investment manager relationships which improves efficiency of administration while providing economies of scale with respect to fees.

Prior to 2009, both third party and affiliate investment consultants were used to provide investment consulting services such as recommendations on the type of funds to be utilized, appropriate fund managers, and the monitoring of the performance of those fund managers. In 2009, the Committee approved the use of a third party investment consultant exclusively. Fund performance is measured against absolute and relative return objectives. Results are reviewed from both a short-term (less than 1 year) and intermediate term (three to five year i.e. a full market cycle) perspective. Separate account fund managers are prohibited from investing in all HSBC Securities, restricted stock (except Rule 144(a) securities which are not prohibited investments), short-sale contracts, non-

financial commodities, investments in private companies, leveraged investments and any futures or options (unless used for hedging purposes and approved by the Committee). Commingled account fund managers however are allowed to invest in the preceding to the extent allowed in each of their offering memoranda. As a result of the current low interest rate environment and expectation that interest rates will rise in the future, the Committee mandated the suspension of its previously approved interest rate hedging strategy in June 2009. Outside of the approved interest rate hedging strategy, the use of derivative strategies by investment managers must be explicitly authorized by the Committee. Such derivatives may be used only to hedge an account’s investment risk or to replicate an investment that would otherwise be made directly in the cash market.

The Committee expects total investment performance to exceed the following long-term performance objectives:

•	A long-term return of 7.8 percent;

•	A passive, blended index comprised of 19.5 percent S&P 500, 12 percent Russell 2000, 11 percent EAFE, 8 percent MSCI AC World Free Index, 2 percent S&P/Citigroup Extended Market World Ex-US, 7.5 percent MSCI Emerging Markets, 29 percent Barclays Long Gov/Credit, 10 percent Barclays Treasury Inflation Protected Securities and 1 percent 90-day T-Bills; and

•	Above median performance of peer corporate pension plans.

HSBC North America’s overall investment strategy for Plan assets is to achieve a mix of at least 95 percent of investments for long-term growth and up to five percent for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations of Plan assets as determined by the Committee at December 31, 2009 are as follows:

Percentage of
Plan Assets at
December 31,
2009

Domestic Large/Mid-Cap Equity	19.5%
Domestic Small Cap Equity	12.0
International Equity	13.0
Global Equity	8.0
Emerging Market Equity	7.5
Fixed Income Securities	39.0
Cash or Cash Equivalents	1.0

Total	100.0%

Plan Assets A reconciliation of beginning and ending balances of the fair value of net assets associated with the HSBC North America Pension Plan is shown below.

	Year Ended December 31,
	2009	2008

	(in millions)

Fair value of net Plan assets at beginning of year	$1,978	$2,617
Actual return on plan assets	129	(447)
Cash contributions by HSBC North America	241	-
Benefits paid	(207)	(192)

Fair value of net Plan assets at end of year	$2,141	$1,978

As a result of the capital markets improving since December 2008 as well as the $241 million contribution to the Plan during 2009, the fair value of Plan assets at December 31, 2009 has increased approximately 8 percent compared to 2008.

The Pension Protection Act of 2006 requires companies to meet certain pension funding requirements by January 1, 2015. As a result, during the third quarter of 2009, the Committee revised the Pension Funding Policy to better reflect current marketplace conditions. The revised Pension Funding Policy requires HSBC North America to contribute an amount annual equal to the greatest of:

•	The minimum contribution required under ERISA guidelines;

•	An amount necessary to ensure the ratio of the Plan’s assets at the end of the year as compared to the Plan’s accrued benefit obligation is equal to or greater than 90 percent;

•	Pension expense for the year as determined under current accounting guidance; or

•	$100 million which approximates the actuarial present value of benefits earned by Plan participants on an annual basis.

As a result, during 2009 HSBC North America made a contribution to the Plan of $241 million. Additional contributions during 2010 are anticipated in accordance with the revised Pension Funding Policy.

The following table presents the fair value hierarchy level within which the fair value of the Plan assets have been recorded as of December 31, 2009.

	Fair Value Measurement at December 31, 2009
	Total	(Level 1)	(Level 2)	(Level 3

		(in millions)

Investments at Fair Value:
Cash and short term investments	$78	$78	$-	$-
Equity Securities
U.S. Large-cap Growth(1)	518	510	8	-
U.S. Small-cap Growth(2)	317	205	112	-
International Equity(3)	287	158	129	-
Global Equity	180	166	14	-
Emerging Market Equity	46	-	46	-
U.S. Treasury	382	382	-	-
U.S. government agency issued or guaranteed	41	2	39	-
Obligations of U.S. states and political subdivisions	13	-	11	2
Asset – backed securities	28	-	11	17
U.S. corporate debt securities(4)	274	-	273	1
Corporate stocks – preferred	3	2	1	-
Foreign debt securities	96	-	95	1
Accrued interest	13	5	8	-

Total Investments	2,276	1,508	747	21

Receivables:
Receivables from sale of investments in process of settlement	20	20	-	-
Derivative financial asset(5)	21	-	21	-

Total Receivables	41	20	21	-

Total Assets	2,317	$1,528	$768	$21

Liabilities(6)	176

Total Net Assets	$2,141

(1)	This category comprises actively managed enhanced index investments that track the S&P 500 and actively managed U.S. investments that track the Russell 1000.

(2)	This category comprises actively managed U.S. investments that track the Russell 2000.

(3)	This category comprises actively managed investments in non-U.S. developed markets that generally track the MSCI EAFE index. MSCI EAFE is an equity market index of 21 developed market countries in Europe, Australia, Asia and the Far East.

(4)	This category represents predominantly investment grade bonds of U.S. issuers from diverse industries.

(5)	This category is comprised of interest rate swaps only.

(6)	Included in liabilities at December 31, 2009 was $154 million of derivative liabilities recorded at fair value under the Level 2 fair value hierarchy.

The following table summarizes additional information about changes in the fair value of Level 3 assets during the year ended December 31, 2009.

					Obligations of		U.S.
	International			U.S.	U.S. States &		Corporate	Foreign
	Equity	Global	U.S.	Government	Political	Asset	Debt	Debt
	Securities	Equity	Treasury	Agency	Subdivisions	Backed	Securities	Securities	Total

					(in millions)

Beginning balance at December 31, 2008	$12	$18	$13	$2	$2	$9	$10	$1	$67
Actual return on Plan assets:
Return on assets held at reporting date	-	-	-	-	-	-	-	1	1
Return on assets sold during period	-	-	-	-	-	-	-	-	-
Purchases, sales and settlements	(2)	(3)	(1)	-	2	5	(9)	(1)	(9)
Transfers in/out of Level 3	(10)	(15)	(12)	(2)	(2)	3	-	-	(38)

Ending balance at December 31, 2009	$-	$-	$-	$-	$2	$17	$1	$1	$21

Valuation Techniques for Plan Assets Following is a description of valuation methodologies used for significant categories of Plan assets recorded at fair value.

Securities:  Fair value of securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for the major security types of our pension plan assets:

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. Equity securities and derivative contracts that are non exchange traded are primarily investments in common stock funds. The funds permit investors to redeem the ownership interests back to the issuer at end-of-day for the net asset value (“NAV”) per share and there are no significant redemption restrictions. Thus, the end-of-day NAV is considered observable.

•	U.S. Government securities – U.S. Treasury, U.S. government agency issued or guaranteed – As these securities transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For certain government sponsored mortgage-backed securities which transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	U.S. corporate and foreign debt securities – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, the pricing services will survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Corporate stocks – preferred – In general, fair value for preferred securities is calculated using an appropriate spread over a comparable U.S. Treasury security for each issue. These spreads represent the additional yield required to account for risk including credit, refunding and liquidity. The inputs are derived principally from or corroborated by observable market data.

•	Derivatives – Derivatives are recorded at fair value. Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including cash collateral, are offset and presented net in accordance with accounting principles which allow the offsetting of amounts relating to certain contracts. Derivatives traded on an exchange are valued using quoted prices. OTC derivatives, which comprise a majority of derivative contract positions, are valued using valuation techniques. The fair value for the majority of our derivative instruments are determined based on internally developed models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. For complex or long-dated derivative products where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about, among other things, the timing of cash flows and credit spreads. The fair values of certain structured derivative products are sensitive to unobservable inputs such as default correlations and volatilities. These estimates are susceptible to significant change in future periods as market conditions change.

Projected Benefit Obligation A reconciliation of beginning and ending balances of the projected benefit obligation of the defined benefit pension plan is shown below and reflects the projected benefit obligation of the merged HSBC North American plan.

	Year Ended
	December 31
	2009	2008

	(in millions)

Projected benefit obligation at beginning of year	$3,018	$2,747
Service cost	83	104
Interest cost	182	174
Gain on curtailment	(24)	(13)
Actuarial losses	43	198
Special termination benefits	18	-
Benefits paid	(207)	(192)

Projected benefit obligation at end of year	$3,113	$3,018

The accumulated benefit obligation for the HSBC North America Pension Plan was $2.9 billion and $2.7 billion at December 31, 2009 and 2008, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit should be considered our responsibility.

The assumptions used in determining the projected benefit obligation of the HSBC North America Pension Plan at December 31 are as follows:

	2009	2008	2007

Discount rate	5.95%	6.05%	6.55%
Salary increase assumption	3.50	3.50	3.75

Estimated future benefit payments for the HSBC North America Pension Plan are as follows:

HSBC
North America(1)

(in millions)

2010	$165
2011	168
2012	173
2013	177
2014	184
2015-2019	974

(1)	Future benefit payments for the HSBC North America Pension Plan included in this table take into consideration the plan to cease all future benefit accruals for legacy participants as discussed more fully below.

In November 2009, the Board of Directors of HSBC North America approved a plan to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America Pension Plan effective January 1, 2011. Future accruals to legacy participants under the Plan will thereafter be provided under the cash balance based formula which is now used to calculate benefits for employees hired after December 31, 1996. Furthermore, all future benefit accruals under the Supplemental Retirement Income Plan described above will also cease effective January 1, 2011. Affected employees were informed of this decision in February 2010. These changes are expected to reduce pension costs for HSBC North America in future periods.

Defined Contribution Plans We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $31 million, $35 million and $36 million in 2009, 2008 and 2007, respectively.

Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Total expense recognized for these plans was immaterial in 2009, 2008 and 2007.

Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits.

The net postretirement benefit cost included the following components.

	Year Ended
	December 31
	2009	2008	2007

	(in millions)

Service cost – benefits earned during the period	$1	$1	$1
Interest cost	5	5	6
Amortization of transition obligation	2	3	3
Amortization of recognized actuarial gain	(1)	(1)	(1)
Curtailment gain	(1)	-	-

Net periodic postretirement benefit cost	$6	$8	$9

The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	December 31,
	2009	2008	2007

Discount rate	7.15%	6.55%	5.90%
Salary increase assumption	3.50	3.75	3.75

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	Year Ended December 31,
	2009	2008

	(in millions)

Accumulated benefit obligation at beginning of year	$84	$93
Service cost	-	1
Interest cost	5	5
Actuarial gains	(3)	(10)
Transfers	(7)	-
Benefits paid	(6)	(5)
Curtailment gain	(1)	-

Accumulated benefit obligation at end of year	$72	$84

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $6 million relating to our postretirement benefit plans in 2010. The funded status of our postretirement benefit plans was a liability of $72 million at December 31, 2009.

Estimated future benefit payments for our postretirement benefit plans are summarized in the following table.

(in millions)

2010	$6
2011	6
2012	6
2013	6
2014	6
2015-2019	27

The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2009	2008

Discount rate	5.60%	6.05%
Salary increase assumption	3.50	3.50

For measurement purposes, 7.9 percent (pre-65) and 7.4 percent (post-65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2009. These rates are assumed to decrease gradually reaching the ultimate rate of 4.50 percent in 2027, and remain at that level thereafter.

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent	One Percent
	Increase	Decrease

	(in millions)

Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	1.3	(1.1)

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

	At December 31,
	2009	2008	2007

	(in millions)

Assets:
Cash and due from banks	$362	$157	$97
Interest bearing deposits with banks	198	138	134
Federal funds sold and securities purchased under agreements to resell	294	346	356
Trading assets(1)	12,811	32,445	11,640
Loans	1,476	2,586	2,007
Other	852	733	398

Total assets	$15,993	$36,405	$14,632

Liabilities:
Deposits	$9,519	$10,285	$13,050
Trading liabilities(1)	16,848	36,589	14,552
Short-term borrowings	446	1,831	982
Other	1,677	162	876

Total liabilities	$28,490	$48,867	$29,460

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

	Year Ended December 31,
	2009	2008	2007

	(in millions)

Income/(Expense):
Interest income	$178	$195	$178
Interest expense	(28)	(190)	(442)

Net interest income (loss)	$150	$5	$(264)

HSBC affiliate income:
Fees and commissions:
HSBC Finance	$10	$10	$13
HSBC Markets (USA) Inc. (“HMUS”)	21	14	13
Other HSBC affiliates	94	80	81
Gains on sales of refund anticipation loans to HSBC Finance	11	13	23
Other HSBC affiliates income	11	20	34

Total affiliate income	$147	$137	$164

Support services from HSBC affiliates:
HSBC Finance	$725	$473	$468
HMUS	250	213	246
HSBC Technology & Services (USA) (“HTSU”)	471	255	260
Other HSBC affiliates	172	243	188

Total support services from HSBC affiliates	$1,618	$1,184	$1,162

Stock based compensation expense with HSBC	$54	$67	$68

Transactions Conducted with HSBC Finance Corporation

•	In January 2009, we purchased the GM and UP Portfolios from HSBC Finance, with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance retained the customer account relationships associated with these credit card portfolios. On a daily basis we purchase all new credit card loan originations for the GM and UP Portfolios from HSBC Finance. HSBC Finance continues to service these credit card loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In January 2009, we also purchased certain auto finance loans, with an outstanding principal balance of $3.0 billion from HSBC Finance at the time of sale, at a total net discount of $226 million. Discounts are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance continues to service the auto finance loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchase new originations on these credit card receivables. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships and by agreement we purchase on a daily basis substantially all new private label originations from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

The following table summarizes the private label card, private label commercial and closed end loans, credit card (including the GM and UP credit card portfolios), auto finance and real estate secured loans serviced for us by HSBC Finance as well as the daily loans purchased during 2009, 2008 and 2007:

	Private Label		Credit Cards
		Commercial and	General	Union		Auto	Residential
	Cards	Closed End Loans(1)	Motors	Privilege	Other	Finance	Mortgage	Total

	(in billions)

Loans serviced by HSBC Finance:
December 31, 2009	$15.0	$.6	$5.4	$5.3	$2.1	$2.1	$1.8	$32.3
December 31, 2008	17.1	.9	-	-	2.0	-	2.1	22.1
Total receivables purchased on a daily basis from HSBC Finance during:
2009	15.7	-	14.5	3.5	4.3	-	-	38.0
2008	19.6	-	-	-	4.8	-	-	24.4
2007	21.3	-	-	-	4.2	-	-	25.5

(1)	Private label commercial are included in other commercial loans and private label closed end loans are included in other consumer loans in Note 7, “Loans.”

Fees paid for servicing these loan portfolios totaled $697 million, $444 million and $434 million during 2009, 2008 and 2007, respectively.

•	The GM and UP credit card receivables as well as the private label credit card receivables that are purchased from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusting for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price.

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2009, we paid net servicing fees of $2 million for services provided by HSBC Finance.

•	Support services from HSBC affiliates include charges by HSBC Finance under various service level agreements for loan origination and servicing, including the servicing of the portfolios previously discussed, as well as other operational and administrative support. Fees paid for these services totaled $725 million $473 million and $468 million during 2009, 2008 and 2007, respectively.

•	In the second quarter of 2008, HSBC Finance launched a new program with HSBC Bank USA to sell loans originated in accordance with the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) underwriting criteria to HSBC Bank USA who then sells them to Freddie Mac under its existing Freddie Mac program. During 2009 and 2008, $51 million and $172 million, respectively, of real estate secured loans were purchased by HSBC Bank USA under this program. This program was discontinued in February 2009 as a result of the decision to discontinue new receivable originations in HSBC Finance’s Consumer Lending business.

•	Our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), are the originating lenders for a federal income tax refund anticipation loan program for clients of third party tax preparers which are managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD process applications, fund and subsequently sell these loans to HSBC Finance. HSBC Bank USA and HTCD originated approximately $9 billion in 2009, $13.0 billion in 2008 and $17.0 billion in 2007 of loans that were sold to HSBC Finance. This resulted in gains of $11 million in 2009, $13 million in 2008 and $23 million in 2007.

•	Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at December 31, 2009 and 2008.

•	We extended a secured $1.5 billion uncommitted credit facility to HSBC Finance in December 2008. This is a 364 day credit facility and there were no balances outstanding at December 31, 2009 and 2008.

•	We extended a $1.0 billion committed credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2008. This is a 364 day credit facility and there were no balances outstanding at December 31, 2009 and 2008.

•	We service a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.5 billion and $2.0 billion at December 31, 2009 and 2008, respectively. The related servicing fee income was $6 million in 2009, $12 million in 2008 and $10 million in 2007 which is included in residential mortgage banking revenue in the consolidated statement of income (loss).

•	In the third quarter of 2009, we purchased $106 million of Low Income Housing Tax Credit Investment Funds from HSBC Finance.

•	In 2006, we began acquiring residential mortgage loans at fair value from HSBC Finance with the original intent of selling these loans to HMUS. In 2007, we acquired $615 million of loans from HSBC Finance for a net discount of $12 million. This program was discontinued in the second half of 2007 and, as such, no similar transactions occurred during 2009 or 2008.

Transactions Conducted with HMUS and Subsidiaries

•	We utilize HSBC Securities (USA) Inc. (“HSI”) for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

•	We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $4.1 billion, of which $1.0 billion and $1.5 billion was outstanding at December 31, 2009 and 2008, respectively. Interest income on these loans and lines totaled $34 million in 2009, $44 million in 2008 and $18 million in 2007.

Other Transactions with HSBC Affiliates

•	HSBC North America extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 28, 2014 with interest due quarterly beginning in November 2009.

•	In March 2009, we sold an equity investment in HSBC Private Bank (Suisse) SA to another HSBC affiliate for cash, resulting in a gain of $33 million in the first quarter of 2009.

•	We have an unused line of credit with HSBC Bank plc of $2.5 billion at December 31, 2009 and 2008.

•	We have an unused line of credit with HNAI of $150 million at December 31, 2009 and 2008.

•	We have extended loans and lines of credit to various other HSBC affiliates totaling $1.7 billion, of which $527 million and $715 million was outstanding at December 31, 2009 and 2008, respectively. Interest income on these lines totaled $13 million in 2009, $16 million in 2008 and $3 million in 2007.

•	Historically, we have provided support to several HSBC affiliate sponsored asset backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At December 31, 2009 and 2008, no ABCP was held.

•	We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $673.3 billion and $903.9 billion at December 31, 2009 and 2008, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $12.8 billion and $32.4 billion at December 31, 2009 and 2008, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

•	In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (LSS) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HSBC Bank USA by transferring the volatility to the affiliate. The recorded fair value of derivative assets related to these derivative transactions was approximately $70 million and $1,108 million at December 31, 2009 and 2008, respectively.

•	Technology and some centralized operational and support services, including human resources, finance, treasury, corporate affairs, compliance, legal, tax and other shared services in North America are centralized within HTSU. Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of income (loss).

•	Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 22, “Pension and Other Post-retirement Benefits.”

•	Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $54 million in 2009, $67 million in 2008 and $68 million in 2007. As of December 31, 2009, our share of compensation cost related to nonvested stock compensation plans was approximately $54 million, which is expected to be recognized over a weighted-average period of 1.4 years. A description of these stock compensation plans can be found in Note 21, “Share-based Plans.”

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $45 million in 2009 and $27 million in 2008 are included as a component of Support services from HSBC affiliates in the table above. During 2009 billing for these services was processed by HTSU.

•	An HSBC affiliate acquired from a third party certain structured notes with embedded derivative contracts in which we were the counterparty buying protection. We settled the credit derivative contracts with the affiliate in September 2008 and realized a trading gain of $25 million.

•	We did not pay any dividends to our parent company, HNAI, in 2009 or 2008. In 2007, we declared and paid dividends of $800 million to HNAI.

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

Under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain on financial instruments designated at fair value and related derivatives which is a component of other revenues (losses).

Other operating income (Total other revenues (losses))

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

For loans transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale.

U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of cost or fair value. Under U.S. GAAP, the component of the lower of cost or fair value adjustment related to credit risk is recorded in the consolidated statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the consolidated statement of income (loss) in other revenues (losses).

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

	IFRS Consolidated Amounts
							Adjustments/		(4)	(5)	U.S. GAAP
				Global Banking			Reconciling		IFRS	IFRS	Consolidated
	PFS	CF	CMB	and Markets	PB	Other	Items	Total	Adjustments	Reclassifications	Totals

	(in millions)

December 31, 2009
Net interest income(1)	$916	$2,101	$725	$810	$172	$17	$(22)	$4,719	$133	$282	$5,134
Other operating income	262	353	353	651	106	(515)	22	1,232	1,196	286	2,714

Total operating income	1,178	2,454	1,078	1,461	278	(498)	-	5,951	1,329	568	7,848
Loan impairment charges(3)	616	2,073	309	591	98	-	-	3,687	685	(228)	4,144

	562	381	769	870	180	(498)	-	2,264	644	796	3,704
Operating expenses(2)	1,255	88	634	794	232	87	-	3,090	44	796	3,930

Profit (loss) before income tax expense	$(693)	$293	$135	$76	$(52)	$(585)	$-	$(826)	$600	$-	$(226)

Balances at end of period:
Total assets	$21,485	$30,953	$16,600	$157,781	$6,055	$13	$-	$232,887	$(59,861)	$(1,947)	$171,079
Total loans	16,845	28,118	14,849	17,360	5,355	-	-	82,527	(3,438)	3,308	82,397
Goodwill	876	-	368	497	326	-	-	2,067	580	-	2,647
Total deposits	48,228	43	24,107	30,000	11,566	-	-	113,944	(2,749)	7,142	118,337
December 31, 2008
Net interest income(1)	$849	$1,250	$753	$998	$192	$(5)	$(204)	$3,833	$(146)	$639	$4,326
Other operating income	327	325	322	(1,895)	156	547	204	(14)	(589)	(184)	(787)

Total operating income	1,176	1,575	1,075	(897)	348	542	-	3,819	(735)	455	3,539
Loan impairment charges(3)	520	1,650	288	165	17	-	-	2,640	12	(109)	2,543

	656	(75)	787	(1,062)	331	542	-	1,179	(747)	564	996
Operating expenses(2)	1,353	46	594	774	268	-	-	3,035	5	564	3,604

Profit (loss) before income tax expense	$(697)	$(121)	$193	$(1,836)	$63	$542	$-	$(1,856)	$(752)	$-	$(2,608)

Balances at end of period:
Total assets	$28,440	$20,047	$19,923	$260,970	$5,511	$388	$-	$335,279	$(145,652)	$(4,058)	$185,569
Total loans	22,950	19,496	18,301	37,201	4,664	-	-	102,612	(5,230)	(11,838)	85,544
Goodwill	876	-	368	497	326	-	-	2,067	580	-	2,647
Total deposits	45,512	27	22,824	39,275	12,306	2	-	119,946	(5,779)	4,871	119,038
December 31, 2007:
Net interest income(1)	$1,102	$951	$814	$321	$198	$(12)	$(652)	$2,722	$17	$659	$3,398
Other operating income	559	294	259	46	291	216	652	2,317	(313)	(157)	1,847

Total operating income	1,661	1,245	1,073	367	489	204	-	5,039	(296)	502	5,245
Loan impairment charges(3)	139	1,187	126	35	10	-	-	1,497	33	(8)	1,522

	1,522	58	947	332	479	204	-	3,542	(329)	510	3,723
Operating expenses(2)	1,302	33	558	803	345	4	-	3,045	30	511	3,586

Profit (loss) before income tax expense	$220	$25	$389	$(471)	$134	$200	$-	$497	$(359)	$(1)	$137

Balances at end of period:
Total assets	$37,289	$22,145	$17,884	$162,757	$6,191	$193	$-	$246,459	$(58,528)	$34	$187,965
Total loans	31,982	21,639	15,864	28,389	5,416	-	-	103,290	-	(7,464)	95,826
Goodwill	925	-	368	497	325	-	-	2,115	586	-	2,701
Total deposits	42,642	35	18,164	41,983	12,247	2	-	115,073	-	1,097	116,170

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Treasury and more appropriately reflect the profitability of segments.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	Represents adjustments associated with differences between IFRSs and U.S. GAAP bases of accounting. These adjustments, which are more fully described above, consist of the following:

	Net		Provision		(Loss) Income
	Interest	Other	for Credit	Operating	before Income	Total
	Income	Revenues	Losses	Expenses	Tax Expense	Assets

	(in millions)

December 31, 2009
Unquoted equity securities	$-	$35	$-	$-	$35	$-
Fair value option	-	-	-	-	-	-
Reclassification of financial assets	(384)	859	(143)	-	618	-
Securities	-	58	-	-	58	-
Derivatives	(2)	(11)	-	-	(13)	(59,861)
Loan impairment	3	-	15	-	(12)	-
Property	-	11	-	14	(3)	-
Pension costs	-	-	-	43	(43)	-
Purchased loan portfolios	522	188	813	1	(104)	-
Servicing assets	-	(6)	-	-	(6)	-
Return of capital	-	55	-	-	55	-
Interest recognition	2	-	-	-	2	-
Other	(8)	7	-	(14)	13	-

Total	$133	$1,196	$685	$44	$600	$(59,861)

December 31, 2008
Unquoted equity securities	$-	$100	$-	$-	$100	$-
Fair value option	-	-	-	-	-	-
Reclassification of financial assets	(142)	(752)	-	-	(894)	-
Securities	-	95	-	-	95
Derivatives	(1)	(14)	-	-	(15)	(145,652)
Loan impairment	11	-	12	-	(1)	-
Property	-	(8)	-	15	(23)	-
Pension costs	-	-	-	2	(2)	-
Purchased loan portfolios	-	-	-	-	-	-
Servicing assets	-	(19)	-	(3)	(16)	-
Return of capital	-	-	-	-	-	-
Interest recognition	(4)	-	-	-	(4)	-
Other	(10)	9	-	(9)	8	-

Total	$(146)	$(589)	$12	$5	$(752)	$(145,652)

December 31, 2007
Unquoted equity securities	$-	$(90)	$-	$-	$(90)	$-
Fair value option	(2)	(190)	-	-	(192)	-
Reclassification of financial assets	-	-	-	-	-	-
Securities	-	-	-	(2)	2	-
Derivatives	(1)	1	-	-	-	(58,528)
Loan impairment	22	-	26	-	(4)	-
Property	-	(7)	-	14	(21)	-
Pension costs	-	-	-	24	(24)	-
Purchased loan portfolios	-	-	-	-	-	-
Servicing assets	-	1	-	-	1	-
Return of capital	-	-	-	-	-	-
Interest recognition	(9)	-	-	-	(9)	-
Other	7	(28)	7	(6)	(22)	-

Total	$17	$(313)	$33	$30	$(359)	$(58,528)

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

25.  Retained Earnings and Regulatory Capital Requirements

Bank dividends are a major source of funds for payment by us of shareholder dividends, and along with interest earned on investments, cover our operating expenses which consist primarily of interest on outstanding debt. Under 12 USC 60, the approval of the OCC is required if the total of all dividends we declare in any year exceeds the cumulative net profits for that year, combined with the profits for the two preceding years reduced by dividends attributable to those years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection. These rules restrict HSBC

Bank USA from paying dividends to us as of December 31, 2009, as cumulative net profits for 2009, 2008 and 2007 are less than dividends attributable to those years.

The capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table. In December 2007, U.S. regulators published a revision to the regulatory capital rules which went into effect on April 1, 2008. This revision has not significantly affected the ratios shown in the table below.

	December 31, 2009				December 31, 2008
	Capital	Well-Capitalized		Actual	Capital	Well-Capitalized		Actual
	Amount	Minimum Ratio(1)		Ratio	Amount	Minimum Ratio(1)		Ratio

	(dollars are in millions)

Total capital ratio:
HSBC USA Inc.	$19,087	10.00%		14.19%	$17,691	10.00%		12.04%
HSBC Bank USA	19,532	10.00		14.81	17,395	10.00		12.04
Tier 1 capital ratio:
HSBC USA Inc.	12,934	6.00		9.61	11,156	6.00		7.60
HSBC Bank USA	13,354	6.00		10.13	10,822	6.00		7.49
Tier 1 leverage ratio:
HSBC USA Inc.	12,934	3.00	(2)	7.59	11,156	3.00	(2)	5.96
HSBC Bank USA	13,354	5.00		8.07	10,822	5.00		5.90
Risk weighted assets:
HSBC USA Inc.	134,553				146,878
HSBC Bank USA	131,854				144,507

(1)	HSBC USA Inc and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

In 2009, we received capital contributions from HSBC North America Inc. (“HNAI”) in an aggregate amount of $2.2 billion in exchange for 3 shares of common stock. During 2009, we contributed $2.7 billion to our subsidiary, HSBC Bank USA, in part to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. See Note 23, “Related Party Transactions,” for additional information.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and its ultimate parent HSBC committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. In May 2009, we received further clarification from the Federal Reserve regarding HSBC Bank USA’s regulatory reporting requirements with respect to these capital commitments in that the additional capital requirements, (which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios), should be applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During 2009, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $455 million to a non-bank subsidiary of HSBC USA Inc. to reduce this capital requirement. Capital ratios and amounts at December 31, 2009 and 2008 in the table above reflect this revised regulatory reporting. At December 31, 2009, we have exceeded our committed ratios and would have done so without the benefit associated with these low-quality asset sales.

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

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. Continued losses, including losses associated with FVO elections, coupled with bad debt provisions that exceed charge-offs are creating additional deferred tax assets, which could, from time to time, result in such exclusion. We closely monitor the deferred tax assets for potential limitations or exclusions. At December 31, 2009, deferred tax assets of $331 million were excluded in the computation of regulatory capital.

26.  Special Purpose Entities

In the ordinary course of business, we have historically organized special purpose entities (“SPEs”) primarily to structure financial products to meet our clients’ investment needs and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose of organizing the entities, the risk characteristics and the business activities of the SPEs. Special purpose entities can be a variable interest entity (“VIE”), a qualifying special purpose entity (“QSPE”) or neither. A VIE is an entity that lacks sufficient equity at risk or whose equity investors do not have a controlling interest. A QSPE is an unconsolidated off-balance sheet entity whose activities are restricted and limited to holding and servicing financial assets and it meets certain other criteria in accordance with accounting principles related to transfers of financial assets. The financial Accounting Standards Board has issued accounting guidance to eliminate the concept of a QSPE and all entities previously classified as QSPEs will be assessed for consolidation effective January 1, 2010. We do not expect a significant incremental consolidation effect as a result of the removal of the QSPE concept.

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

Consolidated VIEs The following table summarizes the assets and liabilities of our consolidated VIEs as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Securitization vehicles	$3,883	$3,003	$1,588	$1,200
Structured note vehicles	10	-	147	124
Low income housing limited liability partnership	669	663	-	-

Total	$4,562	$3,666	$1,735	$1,324

Securitization Vehicles We utilize entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transfer certain credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. These trusts are considered VIEs and are consolidated as we are the primary beneficiary at December 31, 2009 and 2008.

At December 31, 2009 and 2008, the consolidated assets of these trusts were $3.9 billion and $1.6 billion, respectively and were reported in loans and securities available-for-sale. Debt securities issued by these VIEs are reported as secured financings in long-term debt. The increase in the consolidated assets of these trusts since December 31, 2008 largely reflects securitization vehicles associated with the credit card receivables purchased from HSBC Finance in January 2009.

Structured Note Vehicles In the normal course of business, we enter into derivative transactions with SPE’s organized by HSBC affiliates and by third parties for the purpose of issuing structured debt instruments to facilitate clients’ investment demand. These entities, which are deemed to be VIEs, are organized as trusts and issue fixed or floating rate debt instruments backed by the financial assets they hold. They were established to create investments with specific risk profiles for investors.

At December 31, 2009 we held all or substantially all of the debt securities issued by one VIE trust that was organized to issue structured notes. We held securities issued by several such VIE trusts at December 31, 2008. The consolidated assets of these VIEs were $10 million and $147 million at December 31, 2009 and 2008, respectively, and are reported in trading assets. Debt instruments issued by these VIEs and held by us were eliminated in consolidation. Debt instruments issued by these VIEs and held by third parties were not material.

The assets of consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of debt instruments issued by consolidated VIEs have no recourse to our general credit. There are no communications or contractual arrangements that constitute an obligation by us to provide financial support to the VIEs or the holders of debt securities issued by the VIEs.

Low Income Housing Limited Liability Partnership During the third quarter of 2009, certain low income housing investments held by us were transferred to a Limited Liability Partnership (“LLP”) in exchange for debt and equity while a non-affiliated third party invested cash for an equity interest that is mandatorily redeemable at a future date. The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE as it does not have sufficient equity investment at risk to finance its activities. We have concluded that we are the primary beneficiary of the LLP as a result of the nature of our continuing involvement and, as a result, consolidate the LLP and report the equity interest issued to the third party investor as a liability in our consolidated financial statements.

Unconsolidated VIEs We also had significant involvement with other VIEs that were not consolidated at December 31, 2009 or 2008 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of December 31, 2009 and 2008:

	December 31, 2009				December 31, 2008
	Variable Interests	Variable Interests	Total Assets in	Maximum	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss	VIEs	to Loss

	(in millions)

Asset-backed commercial paper conduits	$46	$-	$10,485	$5,050	$28,112	$7,782
Structured investment vehicles	15	-	2,995	15	4,768	34
Structured note vehicles	101	184	7,890	569	8,221	1,842
Low income housing partnerships	4	-	121	13	211	40

Total	$166	$184	$21,491	$5,647	$41,312	$9,698

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

Customers sell financial assets, such as trade receivables, to ABCP conduits, which fund the purchases by issuing short-term highly-rated commercial paper collateralized by the assets acquired. In a multi-seller conduit, any number of companies may be originating and selling assets to the conduit whereas a single-seller conduit acquires assets from a single company. We, along with other financial institutions, provide liquidity facilities to ABCP conduits in the form of lines of credit or asset purchase commitments. Liquidity facilities provided to multi-seller conduits support transactions associated with a specific seller of assets to the conduit and we would only be required to provide support in the event of certain triggers associated with those transactions and assets. Liquidity facilities provided to single-seller conduits are not identified with specific transactions or assets and we would be required to provide support upon occurrence of certain triggers that generally affect the conduit as a whole. Our obligations are generally pari passu with those of other institutions that also provide liquidity support to the same conduit or for the same transactions. We do not provide any program-wide credit enhancements to ABCP conduits.

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and therefore bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting them to our normal underwriting and risk management processes. The $5.1 billion maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

Structured Investment Vehicles In 2009, we provided a liquidity facility to a single structured investment vehicle (“SIV”) sponsored by a third party. This entity, which was deemed to be a VIE, invested in mostly highly rated longer-dated fixed income instruments and funded those investments by issuing cheaper short-term, highly rated commercial paper and medium term notes. In October 2009, the assets of the SIV were transferred to a newly formed SIV in order to foreclose upon the assets within the original SIV. Creditors received their respective share in the new SIV transaction by exchanging their current exposure for notes in the new trust. The notes will accrue interest at a spread over LIBOR to be determined based upon the collections (contingent interest). The notes that we hold related to the new SIV are recorded as available for sale securities on our consolidated balance sheet. We do not transfer our own assets to the SIV. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets the SIV holds. We are not the primary beneficiary of the SIV and therefore do not consolidate the SIV.

Structured Note Vehicles Our involvement in structured note vehicles includes entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of December 31, 2009, we recorded approximately $169 million of trading assets and $205 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2008, we recorded approximately $539 million of trading assets and $829 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

In addition to our variable interests, we also hold credit default swaps with these structured note VIEs under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the VIEs assume the credit risk associated with the reference assets which is then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests.

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

27.  Guarantee Arrangements

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

The following table presents total carrying value and contractual amounts of our major off-balance sheet guarantee arrangements as of December 31, 2009 and 2008. Following the table is a description of the various arrangements.

	December 31, 2009		December 31, 2008
	Carrying	Notional/Maximum	Carrying	Notional/Maximum
	Value	Exposure to Loss	Value	Exposure to Loss

	(in millions)

Credit derivatives(1),(4)	$(5,751)	$387,225	$(59,640)	$493,583
Financial standby letters of credit, net of participations(2),(3)	-	4,545	-	4,444
Performance (non-financial) guarantees	-	3,100	-	3,800
Liquidity asset purchase agreements(3)	-	5,050	-	7,782

Total	$(5,751)	$399,920	$(59,640)	$509,609

(1)	Includes $57.3 billion and $103.4 billion issued for the benefit of HSBC affiliates at December 31, 2009 and 2008, respectively.

(2)	Includes $774 million and $732 million issued for the benefit of HSBC affiliates at December 31, 2009 and 2008, respectively.

(3)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

(4)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

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

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

	(in millions)

Sell-protection credit derivative positions	$(5,751)	$387,225	$(59,640)	$493,583
Buy-protection credit derivative positions	6,693	381,258	59,737	474,677

Net position	$942	$5,967	$97	$18,906

Standby Letters of Credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of December 31, 2009, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.5 billion and $3.1 billion, respectively. As of December 31, 2008, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.4 billion and $3.8 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the fair value of the stand-ready obligation to perform under these guarantees, amounting to $48 million and $33 million at December 31, 2009 and 2008, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $27 million and $30 million at December 31, 2009 and 2008, respectively.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of December 31, 2009 as an indicative proxy of payment risk:

	Average	Credit Ratings of the Obligors or the Transactions
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

	(dollars are in millions)

Sell-protection Credit Derivatives(1)
Single name CDS	3.4	$154,090	$69,292	$223,382
Structured CDS	3.2	48,255	2,988	51,243
Index credit derivatives	3.5	95,764	3,431	99,195
Total return swaps	8.3	12,588	817	13,405

Subtotal		310,697	76,528	387,225
Standby Letters of Credit(2)	1.2	6,777	868	7,645

Total		$317,474	$77,396	$394,870

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

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

Written Put Options, Non Credit-Risk Related Guarantees and Indemnity Arrangements:

Liquidity Asset Purchase Agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of December 31, 2009 and 2008, we have issued $5.1 billion and $7.8 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits.

Principal Protected Products We structure and sell products that guarantee the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These principal protected products are accounted for on a fair value basis. The notional amounts of these principal protected products were not material as of December 31, 2009 and 2008. We have not made any payment under the terms of these structured products and we consider the probability of payments under these guarantees to be remote.

Sale of Mortgage Loans We originate and sell mortgage loans to government sponsored entities and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the representations and warranties are breached. Our estimated liability for obligations arising from the breach of representations and warranties was $66 million and $13 million as of December 31, 2009 and 2008, respectively.

Visa Covered Litigations We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is earlier. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In July 2009, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited an additional $700 million into the escrow account. As a result, we re-evaluated the contingent liability we have recorded relating to this litigation and reduced our liability by $8.6 million during 2009.

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

28.  Fair Value Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of December 31, 2009
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading Securities:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$615	$50	$-	$665	$-	$665
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-
Residential mortgage-backed securities	-	129	821	950	-	950
Commercial mortgage-backed securities	-	-	-	-	-	-
Collateralized debt obligations	-	-	831	831	-	831
Other asset-backed securities	-	9	25	34	-	34
Other domestic debt securities	-	792	1,202	1,994	-	1,994
Debt Securities issued by foreign entities	-	213	196	409	-	409
Equity securities	-	436	21	457	-	457
Precious metals trading	-	12,256	-	12,256	-	12,256
Derivatives(2)	129	58,391	3,074	61,594	(52,763)	8,831
Securities available-for-sale:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	9,291	10,639	3	19,933	-	19,933
Obligations of U.S. states and political subdivisions	-	749	-	749	-	749
Residential mortgage-backed securities	-	350	515	865	-	865
Commercial mortgage-backed securities	-	558	8	566	-	566
Collateralized debt obligations	-	-	-	-	-	-
Other asset-backed securities	-	273	217	490	-	490
Other domestic debt securities	-	864	-	864	-	864
Debt Securities issued by foreign entities	-	3,076	-	3,076	-	3,076
Equity securities	-	1,263	-	1,263	-	1,263
Loans(3)	-	1,122	4	1,126	-	1,126
Intangible(4)	-	-	450	450	-	450

Total assets	$10,035	$91,170	$7,367	$108,572	$(52,763)	$55,809

Liabilities:
Deposits in domestic offices(5)	$-	$2,589	$1,643	$4,232	$-	$4,232
Trading liabilities, excluding derivatives	34	2,653	-	2,687	-	2,687
Derivatives(2)	213	60,639	1,781	62,633	(57,214)	5,419
Long-term debt(6)	-	4,149	419	4,568	-	4,568

Total liabilities	$247	$70,030	$3,843	$74,120	$(57,214)	$16,906

	Fair Value Measurements on a Recurring Basis as of December 31, 2008
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

			(in millions)

Assets:
Trading assets, excluding derivatives	$74	$8,051	$1,893	$10,018	$-	$10,018
Derivatives(2)	523	145,259	7,837	153,619	(130,936)	22,683
Securities available-for-sale	4,856	19,581	471	24,908	-	24,908
Loans(3)	-	738	136	874	-	874
Intangible assets(4)	-	-	333	333	-	333

Total assets	$5,453	$173,629	$10,670	$189,752	$(130,936)	$58,816

Liabilities:
Deposits in domestic offices(5)	$-	$2,059	$234	$2,293	$-	$2,293
Trading liabilities, excluding derivatives	206	1,799	-	2,005	-	2,005
Derivatives(2)	412	148,819	2,554	151,785	(136,686)	15,099
Long-term debt(6)	-	2,570	57	2,627	-	2,627

Total liabilities	$618	$155,247	$2,845	$158,710	$(136,686)	$22,024

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes trading derivative assets of $8.2 billion and $21.3 billion and trading derivative liabilities of $5.3 billion and $14.3 billion as of December 31, 2009 and 2008, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 9, “Loans Held for Sale,” for further information.

(4)	Represents residential mortgage servicing rights. See Note 11, “Intangible Assets,” for further information on residential mortgage servicing rights.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during year ended December 31, 2009 and 2008. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in(1)			Net	Transfers
		Trading		Other	Purchases	Into or		Current Periods
	Jan. 1,	(Loss)	Other	Comprehensive	Issuances and	Out	Dec. 31,	Unrealized
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$-	$-	$-	$-	$-	$-	$-	$-
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	475	46	-	-	29	271	821	38
Commercial mortgage-backed securities	-	-	-	-	-	-	-	-
Collateralized debt obligations	668	(281)	-	-	444	-	831	(123)
Other asset-backed securities	36	11	-	-	(31)	9	25	4
Other domestic debt securities	480	384	-	-	(7)	345	1,202	298
Debt Securities issued by foreign entities	87	109	-	-	-	-	196	109
Equity securities	147	(95)	-	-	(31)	-	21	(95)
Precious metals	-	-	-	-	-	-	-	-
Derivatives, net(2)	5,283	(4,214)	(18)	-	310	(68)	1,293	(2,078)
Securities available-for-sale
U.S. Treasury, U.S. Government agencies and sponsored enterprises	-	-	-	1	-	2	3	-
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	164	-	-	91	(112)	372	515	74
Commercial mortgage-backed securities	-	-	-	3	-	5	8	3
Collateralized debt obligations	-	-	-	-	-	-	-	-
Other asset-backed securities	307	-	-	76	(143)	(23)	217	38
Other domestic debt securities	-	-	-	-	-	-	-	-
Debt Securities issued by foreign entities	-	-	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-	-	-
Loans(3)	136	-	6	-	(138)	-	4	2
Other assets, excluding derivatives(4)	333	-	4	-	113	-	450	60

Total assets	$8,116	$(4,040)	$(8)	$171	$434	$913	$5,586	$(1,670)

Liabilities:
Deposits in domestic offices	$(234)	$(52)	$-	$-	$(1,342)	$(15)	$(1,643)	$(46)
Long-term debt	(57)	(68)	-	-	(311)	17	(419)	(46)

Total liabilities	$(291)	$(120)	$-	$-	$(1,653)	$2	$(2,062)	$(92)

		Total Gains and (Losses) Included in(1)
		Trading		Other	Net Purchases,	Transfers		Current Period
	January 1,	(Loss)	Other	Comprehensive	Issuances and	Into or Out	Dec. 31,	Unrealized
	2008	Revenue	Revenue	Income	Settlements	of Level 3	2008	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives	$77	$(1,148)	$-	$-	$848	$2,116	$1,893	$(1,011)
Derivatives, net(2)	709	1,219	19	-	1,663	1,673	5,283	2,653
Securities available-for-sale	1	-	-	2	(71)	539	471	2
Loans(3)	829	-	(70)	-	(621)	(2)	136	-
Other assets, excluding derivatives(4)	489	-	(309)	-	153	-	333	(203)

Total	$2,105	$71	$(360)	$2	$1,972	$4,326	$8,116	$1,441

Liabilities:
Deposits in domestic offices	$(192)	$-	$19	$-	$(160)	$99	$(234)	$4
Long-term debt	(63)	-	27	-	50	(71)	(57)	7

Total	$(255)	$-	$46	$-	$(110)	$28	$(291)	$11

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $3.1 billion and $7.8 billion and derivative liabilities of $1.8 billion and $2.6 billion as of December 31, 2009 and 2008, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. See Note 11, “Intangible Assets,” for additional information.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of December 31, 2009 and 2008. The gains (losses) in 2009 and 2008 are also included.

					Total Gains (Losses)
	Non-Recurring Fair Value Measurements as of December 31, 2009				For Year Ended
	Level 1	Level 2	Level 3	Total	Dec. 31 2009

	(in millions)

Residential mortgage loans held for sale(1)	$-	$330	$793	$1,123	$(216)
Auto finance loans held for sale(1)	-	353	-	353	-
Repossessed vehicles	-	8	-	8	-
Other consumer loans held for sale(1)	-	-	43	43	(13)
Impaired loans(2)	96	-	961	1,057	215
Real estate owned(3)	-	60	-	60	3
Building held for use	-	-	15	15	(20)

Total assets at fair value on a non-recurring basis	$96	$751	$1,812	$2,659	$(31)

					Total Gains (Losses)
	Non-Recurring Fair Value Measurements as of December 31, 2008				For Year Ended
	Level 1	Level 2	Level 3	Total	Dec. 31 2008

	(in millions)

Residential mortgage loans held for sale(1)	$-	$1,055	$1,278	$2,333	$(556)
Other consumer loans held for sale(1)	-	-	45	45	-
Impaired loans(2)	-	-	133	133	46
Real estate owned(3)	-	61	-	61	-

Total assets at fair value on a non-recurring basis	$-	$1,116	$1,456	$2,572	$(510)

(1)	As of December 31, 2009 and 2008, the fair value of the loans held for sale was below cost.

(2)	Represents impaired commercial loans. We use the fair value estimate of the underlying collateral to approximate the fair value of the commercial loans.

(3)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

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

The following table summarizes the carrying value and estimated fair value of our financial instruments at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)

Financial assets:
Short-term financial assets	$24,094	$24,094	$19,845	$19,845
Federal funds sold and securities purchased under resale agreements	1,046	1,046	10,813	10,813
Non-derivative trading assets	17,596	17,596	10,018	10,018
Derivatives	8,831	8,831	22,683	22,683
Securities	30,568	30,686	27,783	27,843
Commercial loans, net of allowance for credit losses	29,366	29,298	36,857	33,822
Commercial loans designated under fair value option and held for sale	1,126	1,126	874	874
Consumer loans, net of allowance for credit losses	46,262	41,877	41,859	35,309
Consumer loans held for sale:
Residential mortgages	1,386	1,389	3,512	3,521
Auto finance	353	353	-	-
Other consumer	43	43	45	45
Financial liabilities:
Short-term financial liabilities	$11,121	$11,121	$14,701	$14,701
Deposits:
Without fixed maturities	106,890	106,890	103,207	103,207
Fixed maturities	7,215	7,259	13,538	13,608
Deposits designated under fair value option	4,232	4,232	2,293	2,293
Non-derivative trading liabilities	2,687	2,687	2,005	2,005
Derivatives	5,419	5,419	15,099	15,099
Long-term debt	13,440	13,693	19,462	19,331
Long-term debt designated under fair value option	4,568	4,568	2,627	2,627

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the deteriorating economic conditions during the past 3 years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in investor composition The estimated fair values at December 31, 2009 and 2008 reflect these market conditions. For certain consumer loans, investors may assume a higher charge-off level and lower overall cash flows than what we, as the servicer of these receivables, believe will ultimately be the case. We believe most investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt, which yields a significant pricing discount resulting to the seller.

Valuation Techniques Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value for which fair value disclosure is required.

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

•	Mortgage Loans Held for Sale – Certain residential mortgage loans are classified as held for sale and are recorded at the lower of cost or fair value. As of December 31, 2009, the fair value of these loans is below their amortized cost. The fair value of these mortgage loans is determined based on the valuations observed in the securitization market, which is deemed to be the principal exit market for these loans. Where mortgage securitization does not regularly occur, we utilize valuation information observed in alternative exit markets such as the whole loan market. In any event, the determination of fair value for mortgage loans takes into account factors such as the location of the collateral, the loan-to-value ratio, the estimated rate and timing of default, the probability of foreclosure and loss severity if foreclosure does occur.

•	Leveraged Loans – We record leveraged loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources are used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows adjusted for defaults and recoveries, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the specific loan characteristics and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

•	Commercial Loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and borrower’s credit risks, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and our own estimate of liquidity premium.

•	Consumer Loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, among other things, value estimates from an HSBC affiliate which reflect over-the-counter trading activity, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables; trading input from other market participants which includes observed primary and secondary trades; where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads; and general discussions held directly with potential investors.

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

Lending-related Commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $48 million and $33 million at December 31, 2009 and 2008, respectively.

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

We perform periodic validations of the fair values obtained from independent pricing services. Such validations primarily include sourcing security prices from other independent pricing services or broker quotes. As the pricing for mortgage and other asset-backed securities became less transparent during the credit crisis, we further developed internal valuation techniques to validate the fair value. The internal validation techniques utilize inputs derived from observable market data, make reference to external analysts’ estimates such as probability of default, loss recovery and prepayment speeds and apply discount rates that would be demanded by investors under the current market conditions given the specific characteristics and inherent risks of the underlying collateral. In addition, we also consider whether the volume and level of activity for a security has significantly decreased and whether the transaction is orderly. Depending on the results of the validation, additional information may be gathered from other market participants to support the fair value measurements. A determination is made as to whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

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

Valuation Adjustments – Due to judgment being more significant in determining the fair value of Level 3 instruments, additional factors for Level 3 instruments are considered that may not be considered for Level 1 and Level 2 valuations and we record additional valuation adjustments as a result of these considerations. Some of the valuation adjustments are:

•	Credit risk adjustment – an adjustment to reflect the creditworthiness of the counterparty for OTC products where the market parameters may not be indicative of the creditworthiness of the counterparty. For derivative instruments, the market price implies parties to the transaction have credit ratings equivalent to AA. Therefore, we will make an appropriate credit risk adjustment to reflect the counterparty credit risk if different from an AA credit rating.

•	Market data/model uncertainty – an adjustment to reflect uncertainties in the fair value measurements determined based on unobservable market data inputs. Since one or more significant parameters may be unobservable and must be estimated, the resultant fair value estimates have inherent measurement risk. In addition, the values derived from valuation techniques are affected by the choice of valuation model. When different valuation techniques are available, the choice of valuation model can be subjective and in those cases, an additional valuation adjustment may be applied to mitigate the potential risk of measurement error. In most cases, we perform analysis on key unobservable inputs to determine the appropriate parameters to use in estimating the fair value adjustments.

•	Liquidity adjustment – a type of bid-offer adjustment to reflect the difference between the mark-to-market valuation of all open positions in the portfolio and the close out cost. The liquidity adjustment is a portfolio level adjustment and is a function of the liquidity and volatility of the underlying risk positions.

29.  Collateral, Commitments and Contingent Liabilities

Pledged Assets: The following table presents pledged assets included in the consolidated balance sheet.

At December 31,	2009	2008

	(in millions)

Interest bearing deposits with banks	$1,496	$3,338
Trading assets(1)	708	1,085
Securities available-for-sale(2)	11,416	9,919
Securities held to maturity	457	623
Loans(3)	3,933	3,926
Other assets(4)	6,459	6,872

Total	$24,469	$25,763

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

(2)	Securities available-for-sale are primarily pledged against public fund deposits and various short-term and long term borrowings.

(3)	Loans are primarily private label card and credit card receivables in 2009 and private label card receivables in 2008 pledged against long-term secured borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $2.0 billion and $2.4 billion at December 31, 2009 and 2008, respectively.

The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $2.9 billion and $11.2 billion at December 31, 2009 and 2008, respectively. This collateral was obtained under security resale agreements. Of this collateral, $598 million and $429 million has been sold or repledged as collateral under repurchase agreements or to cover short sales at December 31, 2009 and 2008, respectively.

Lease Obligations We are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $144 million in 2009, $137 million in 2008 and $128 million in 2007.

We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

Future net minimum lease commitments under noncancellable operating lease arrangements were as follows:

	Minimum	Minimum
	Rental	Sublease
Year Ending December 31,	Payments	Income	Net

	(in millions)

2010	$125	$(8)	$117
2011	120	(7)	113
2012	113	(6)	107
2013	107	(3)	104
2014	100	(3)	97
Thereafter	314	(9)	305

Net minimum lease commitments	$879	$(36)	$843

Litigation: We and certain of our subsidiaries are party to various legal proceedings, including actions that are or purport to be class actions, resulting from ordinary business activities relating to our current and/or former operations and that affect all of our reportable segments.

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

30.  Concentration of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or affected similarly by economic conditions. We enter into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the United States and internationally. In general, we manage the varying degrees of credit risk involved in on and off-balance sheet transactions through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process. It is our policy to require collateral when it is deemed appropriate. Varying degrees and types of collateral are secured depending upon management’s credit evaluation. As with any nonconforming and non-prime loan products, we utilize high underwriting standards and price these loans in a manner that is appropriate to compensate for higher risk.

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

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including loans held for sale, at December 31, 2009 and 2008.

At December 31,	2009	2008

	(in billions)

Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.2	$1.6
Interest-only residential mortgage loans	3.3	4.2
ARM loans(2)	7.7	10.5

(1)	Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $232 million and $274 million of sub-prime residential mortgage loans held for sale at December 31, 2009 and 2008, respectively.

(2)	ARM loan balances above exclude $209 million and $342 million of sub-prime residential mortgage loans held for sale at December 31, 2009 and 2008, respectively. In 2010 and 2011, approximately $.9 billion and $.5 billion, respectively of ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude closed end first lien loans held for sale of $1.4 billion and $3.5 billion at December 31, 2009 and 2008, respectively.

At December, 31	2009	2008

	(in millions)
Closed end:
First lien	$13,722	$17,948
Second lien	570	756
Revolving:
Second lien	3,594	3,793

Total	$17,886	$22,497

Regional exposure at December 31, 2009 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
December 31, 2009	Estate Loans	Loans	Receivables

New York State	46.07%	37.55%	10.42%
North Central United States	3.99	8.98	27.41
North Eastern United States	10.69	9.96	14.61
Southern United States	21.46	18.70	26.67
Western United States	17.33	24.79	20.54
Others	.46	.02	.35

Total	100.00%	100.00%	100.00%

31.  Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow.

Balance Sheet
At December 31	2009	2008

	(in millions)

Assets:
Cash and due from banks	$-	$-
Interest bearing deposits with banks	64	65
Trading assets	490	751
Securities available-for-sale	358	288
Securities held to maturity (fair value $51 and $60)	50	64
Loans	338	148
Receivables from subsidiaries	7,182	8,654
Receivables from other HSBC affiliates	1,540	2,187
Investment in subsidiaries at amount of their net assets:
Banking	15,929	12,735
Other	224	120
Goodwill	589	589
Other assets	486	200

Total assets	$27,250	$25,801

Liabilities:
Interest, taxes and other liabilities	$231	$160
Payables due to subsidiaries	534	536
Payables due to other HSBC affiliates	142	468
Short-term borrowings	2,960	3,956
Long-term debt(1)	6,334	7,095
Long-term debt due to subsidiary and other HSBC affiliates(1)	1,872	869

Total liabilities	12,073	13,084
Shareholders’ equity	15,177	12,717

Total liabilities and shareholders’ equity	$27,250	$25,801

(1)	Contractual scheduled maturities for the debt over the next five years are as follows: 2010 – $999 million; 2011 – $4,055 million; 2012 – $315 million; 2013 - $141 million; 2014 – $1,188 million; and thereafter - $1,508 million.

Statement of Income (Loss)
Year Ended December 31,	2009	2008	2007

	(in millions)

Income:
Dividends from banking subsidiaries	$7	$7	$800
Dividends from other subsidiaries	2	40	2
Interest from subsidiaries	70	130	223
Interest from other HSBC affiliates	46	56	12
Other interest income	27	31	26
Securities transactions	2	-	6
Other income from subsidiaries	(20)	168	(189)
Other income from other HSBC Affiliates	173	344	(1)
Other income	(189)	(495)	235

Total income	118	281	1,114

Expenses:
Interest to subsidiaries	70	70	81
Interest to other HSBC Affiliates	9	2	1
Other Interest Expense	241	353	379
(Credit) provision for credit losses	-	-	(2)
Other expenses with subsidiaries	9	5	5
Other expenses with Other HSBC Affiliates	4	5	4
Other expenses	4	-	8

Total expenses	337	435	476

Income before taxes and equity in undistributed income of subsidiaries	(219)	(154)	638
Income tax (benefit) expense	(96)	(87)	(54)

Income before equity in undistributed income of subsidiaries	(123)	(67)	692
Equity in undistributed (loss) income of subsidiaries	(19)	(1,622)	(554)

Net income (loss)	$(142)	$(1,689)	$138

Statement of Cash Flows
Year Ended December 31,	2009	2008	2007

	(in millions)

Cash flows from operating activities:
Net income	$(142)	$(1,689)	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and deferred taxes	152	186	2
Provision for credit losses	-	-	(2)
Net change in other accrued accounts	329	(1,339)	(90)
Net change in fair value of non-trading derivatives	321	408	308
Undistributed loss of subsidiaries	19	1,622	554
Other, net	359	1,210	(173)

Net cash provided by operating activities	1,038	398	737

Cash flows from investing activities:
Net change in interest bearing deposits with banks	1	75	(963)
Purchases of securities	(9,948)	(26)	(38)
Sales and maturities of securities	9,912	11	33
Net originations and maturities of loans	(190)	65	(343)
Net change in investments in and advances to subsidiaries	(1,428)	(7,138)	283
Other, net	(14)	(9)	110

Net cash used in investing activities	(1,667)	(7,022)	(918)

Cash flows from financing activities:
Net change in short-term borrowings	(996)	31	1,511
Issuance of long-term debt, net of issuance costs	2,630	3,352	-
Repayment of long-term debt	(3,033)	(250)	(306)
Dividends paid	(73)	(80)	(898)
Additions (reductions) of capital surplus	(66)	8	(5)
Preferred stock issuance, net of redemptions	-	-	(125)
Capital contribution from HNAI	2,167	3,563	4

Net cash provided by financing activities	629	6,624	181

Net change in cash and due from banks	-	-	-
Cash and due from banks at beginning of year	-	-	-

Cash and due from banks at end of year	$-	$-	$-

Cash paid for:
Interest	$352	$410	$475

HSBC Bank USA is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to us. See Note 25, “Retained Earnings and Regulatory Capital Requirements” for further discussion.

HSBC USA Inc.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a quarterly summary of selected financial information.

	2009				2008

	Fourth	Third	Second	First	Fourth	Third	Second	First

	(in millions)

Net interest income	$1,249	$1,260	$1,277	$1,348	$1,106	$1,169	$1,090	$961
Provision for credit losses	897	1,006	1,067	1,174	781	658	606	498

Net interest income after provision for credit losses	352	254	210	174	325	511	484	463
Other revenues (losses)	492	895	577	750	(1,121)	270	149	(85)
Operating expenses	950	919	1,089	972	890	969	925	820

Income (loss) before income tax (expense) benefit	(106)	230	(302)	(48)	(1,686)	(188)	(292)	(442)
Income tax (expense) benefit	141	(69)	53	(41)	585	52	118	164

Net income (loss)	$35	$161	$(249)	$(89)	$(1,101)	$(136)	$(174)	$(278)

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between HSBC USA and its independent accountants during 2009.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment performed, management concluded that as of December 31, 2009, HSBC USA’s internal control over financial reporting was effective.

The effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2009 has been audited by HSBC USA’s independent registered public accounting firm, KPMG LLP, as stated in their report appearing on page 125, which expressed an unqualified opinion on the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2009.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

Directors Set forth below is certain biographical information relating to the members of HSBC USA’s Board of Directors, including descriptions of the specific experience, qualifications, attributes and skills that support each such person’s service as a Director of HSBC USA. We have also set forth below the minimum director qualifications reviewed by HSBC and the Board in choosing Board members.

All of our Directors are or have been either chief executive officers or senior executives in specific functional areas at other companies or firms, with significant general and specific corporate experience and knowledge that promotes the successful implementation of the strategic plans of HSBC USA and its parent, HSBC North America, for which each of our Directors also serve as a Director. Our Directors also have high levels of personal and professional integrity and unquestionable ethical character. Each possesses the ability to be collaborative but also assertive in expressing his or her views and opinions to the Board and management. Based upon his or her management experience each Director has demonstrated sound judgment and the ability to function in an oversight role.

Each director is elected annually. There are no family relationships among the directors.

Salvatore H. Alfiero, age 72, joined the HSBC USA Board in 2000, the HSBC Bank USA Board in 1996 and the HSBC North America Board in 2005. Mr. Alfiero has been the Chairman and Chief Executive Officer of Protective Industries, LLC since 2001. He is also a director of Southwire Company and Fresh Del Monte Produce Company. Mr. Alfiero was also a director of Phoenix Companies, Inc. through the end of 2009.

Mr. Alfiero is Chair of the Audit Committee.

Mr. Alfiero served as Chief Executive Officer of Protective Industries for nine years. In addition, he has been Chairman of the Board of Protective Industries, as well as a board member of Southwire Company, DelMonte Produce Company and Phoenix Companies, Inc. for a number of years. Mr. Alfiero was also founder and former Chairman and Chief Executive Officer of Mark IV Industries, Inc., a NYSE listed company, from 1969 to 2000. In these roles, Mr. Alfiero was responsible for all aspects of the operations of a company, affording him broad experience in developing and executing strategic plans and motivating and managing high performance of his management team and the organization as a whole, as well as having expertise in evaluating financial statements, raising capital and understanding SEC reporting requirements. He has also been a member of the Audit, Finance, Compensation and Governance committees of the multiple boards he has served on as a member. Mr. Alfiero has served on the Board of HSBC Bank USA since September 1996 and the HSBS USA Board since 2000, and, as a result, he is able to provide a historical perspective to the Board of HSBC USA.

William R. P. Dalton, age 66, joined the HSBC USA Board in May 2008. He was a member of HSBC Finance’s Board from April 2003 to May 2008. Mr. Dalton retired in May 2004 as an Executive Director of HSBC Holdings plc, a position he held from April 1998. He also served HSBC as Global Head of Personal Financial Services from August 2000 to May 2004. From April 1998 to January 2004 he was Chief Executive of HSBC Bank plc. Mr. Dalton held positions with various HSBC entities for 25 years. Mr. Dalton currently serves as a director of TUI Travel plc, Associated Electric and Gas Insurance Services (“AEGIS”), AEGIS Managing Agency for Lloyds of London Syndicate 1225, United States Cold Storage Inc., and Talisman Energy Inc. He is a Trustee of HRH Duke of Edinburghs Commonwealth Study Conference (UK Fund) and a Governor of the Center for the Study of Financial Innovation, London.

Mr. Dalton is a member of the Audit Committee.

Mr. Dalton was the Chief Executive Officer of HSBC Bank plc from 1998 until 2004. With 43 years of banking experience , he brings banking industry knowledge and insight to HSBC USA’s strategies and operations as part of HSBC’s global organization. Mr. Dalton has held several leadership roles with HSBC, including as Executive Director of HSBC from 1998 to 2004 and Global Head of Personal Financial Services from 2000 to 2004. His extensive global experience with HSBC is highly relevant as we seek to operate our core businesses in support of HSBC’s global strategy.

Anthea Disney, age 65, joined the HSBC USA Board in May 2008 and has been a member of the HSBC North America Board since 2005. She was a member of HSBC Finance’s Board from 2001 to 2005. Ms. Disney is a Partner and Co-Founder of Women’s Enterprise Initiative, Northwest Connecticut since January 2010. She was formerly Executive Vice President for Content at News Corporation from 1999 to 2009, and a member of its worldwide Executive Management Committee. She has held various positions with The NewsCorporation Limited since 1989. From 2004 to 2008 she was also Executive Chairman Gemstar-TV Guide International. She has also been a director of the Center for Communication from 2001 to 2008 and a director of The CIT Group from 1998 to

2001. Currently she serves on the boards of NYU-Wagner Graduate School of Public Service and New Milford Hospital (Connecticut).

Ms. Disney is a member of the Audit and Executive Committees.

Ms. Disney has 21 years of experience in the communications industry as an executive at News Corporation and Gemstar-TV Guide International. Ms. Disney’s leadership roles in the communications and marketing areas bring particular expertise to HSBC’s efforts to promote HSBC’s brand values and standards. In these leadership roles, Ms. Disney has also had extensive experience in running complex organizations. With her experience at Gemstar-TV Guide International, Ms. Disney obtained a strong understanding of the important issues for international businesses. In addition, Ms. Disney has served on the Board of Directors for HSBC Finance, which was previously Household International, from 2001 until 2005, which provides a historical insight into HSBC’s operations in North America more generally.

Irene M. Dorner, age 55, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards and was appointed President and Chief Executive Officer of HSBC USA and HSBC Bank USA effective in January 2010. Ms. Dorner joined HSBC in 1986 and has held numerous positions in the United Kingdom and Asia. She previously held the position of Deputy Chairman and Chief Executive Officer of HSBC Bank Malaysia Berhard from 2007 to 2009. From 2006 to 2007, she was General Manager Premier and Wealth, and from 2003 to 2006 she was General Manager, North, Scotland and Northern Ireland, of HSBC Bank plc. Ms. Dorner has been a Group General Manager since 2007.

Ms. Dorner is a member of the Executive Committee.

As Chief Executive Officer of HSBC USA, Ms. Dorner’s insight and particular knowledge of HSBC USA’s operations are critical to an effective Board of Directors. The presence of the Chief Executive Officer is also critical to efficient and effective communication of the Board’s direction to management of HSBC USA. She also has many years of experience in leadership positions with HSBC and extensive global experience with HSBC, which is highly relevant as we seek to operate our core businesses in support of HSBC’s global strategy.

Louis Hernandez, Jr., age 43, joined the HSBC USA Board in May 2008. He was a member of HSBC Finance’s Board from April 2007 to May 2008. Mr. Hernandez serves as Chief Executive Officer of Open Solutions Inc., a leading provider of software and services to financial institutions, since 1999. He also became Chairman of Open Solutions Inc. in 2000. Open Solutions converted from a publicly traded company to a privately owned entity in 2007. Mr. Hernandez serves on the board of directors of Avid Technology, Inc., a publicly traded company, as well as Unica Corporation, a publicly traded company. He served on the board of Mobius Management Systems, Inc., a publicly traded company, which was sold during 2007. Mr. Hernandez is a member of the board of trustees of the Connecticut Center for Science & Exploration, a member of the board of the Connecticut Children’s Medical Center. Additionally, Mr. Hernandez serves in an Advisory role to the SoccerPlus Education Center, a Connecticut based non-profit utilizing educational opportunities to enrich the development of youth soccer players.

Mr. Hernandez is Co-Chair of the Fiduciary Committee and a member of the Audit Committee.

Mr. Hernandez’s knowledge and experience as the Chief Executive Officer of Open Solutions Inc., a company which provides software and services to financial institutions, provides a particular expertise in evaluating and advising HSBC USA on technology issues with specific relevance to financial institutions. In his role as Chief Executive Officer, Mr. Hernandez is responsible for all aspects of the operations of a company, affording him broad experience in developing and executing strategic plans and motivating and managing high performance of his management team and the organization as a whole.

Richard A. Jalkut, age 65, joined the HSBC USA Board in 2000 and the HSBC Bank USA Board in 1992. Mr. Jalkut is the President and Chief Executive Officer of Telepacific Communications. He was a director of Birch Telecom, Inc. until June 2006. Formerly, he was the President and Chief Executive of Pathnet and, prior to that, President and Group Executive, NYNEX Telecommunications. Mr. Jalkut was also a director of IKON Office Solutions and Covad until 2008. Mr. Jalkut is a Trustee of Lesley University in Cambridge, Massachusetts.

Mr. Jalkut is Co-Chair of the Fiduciary Committee and a member of the Audit and Executive Committees.

Mr. Jalkut has many years of experience in the communications industry as a chief executive officer of Telepacific Communications, Pathnet and NYNEX Telecommunications. As a chief executive officer, Mr. Jalkut brings experience in managing the operations of a large company. In addition, his leadership roles in the communications area bring particular knowledge that supports HSBC’s efforts to enhance its internal and external communications. In addition, Mr. Jalkut has served on the Board of Directors for HSBC USA since 2000 and HSBC Bank USA since 1992, and, accordingly, he is able to provide a historical perspective to the Board.

Brendan P. McDonagh, age 51, was appointed as a director and Chairman of the Board in May 2009. He also serves as Chairman of the Board of HSBC Finance. Since February 2008, he has served as Chief Executive Officer and a member of the Board of Directors of HSBC North America. In 2008, he was appointed as a Group Managing Director of HSBC and, since August 2005, he has served as a Group General Manager of HSBC. He is a member of the HSBC Group Management Board. From February 2007 to February 2008, Mr. McDonagh served as Chief Executive Officer of HSBC Finance and Chief Operating Officer of HSBC North America. Mr. McDonagh served as Chief Operating Officer of HSBC Finance prior to his appointment as Chief Executive Officer in February 2007. From September 2006 to February 2007, Mr. McDonagh held the title of Group Executive of HSBC Finance. From October 2004 to December 2006, he served as Chief Operating Officer of HSBC Bank USA. An international manager for the HSBC Group for more than twenty five years, Mr. McDonagh began his career with HSBC in 1979, completing various assignments throughout the world. In September 2002, he transferred to the United States to run the retail and commercial banking operations of HSBC Bank USA. Mr. McDonagh is a member of several U.S. and U.K. organizations including the Institute of Financial Services, the Chartered Management Institute and the Chicago Regional Board of the American Ireland Fund. Mr. McDonagh is a past Chairman of the Consumer Bankers Association.

Mr. McDonagh is the former Chief Operating Officer of HSBC HSBC Bank USA and the current Chief Executive Officer of its parent, HSBC North America. In those capacities, Mr. McDonagh brings particular knowledge and insight into both HSBC USA’s and HSBC North America’s strategies and operations as part of the global HSBC organization. Mr. McDonagh has held several roles with HSBC, including his current role as Group Managing Director. His extensive global experience with HSBC and his role as a senior executive of HSBC and HSBC North America are essential to the successful implementation of HSBC’s global strategy in North America, including the contributions to the implementation of that made by HSBC USA.

Executive Officers

Information regarding the executive officers of HSBC USA as of March 1, 2010 is presented in the following table.

		Year
Name	Age	Appointed	Present Position

Irene M. Dorner	55	2010	President and Chief Executive Officer
Gerard Mattia	45	2007	Senior Executive Vice President & Chief Financial Officer
Andrew Armishaw	47	2008	Senior Executive Vice President, Chief Technology & Services Officer
Janet L. Burak	54	2004	Senior Executive Vice President & General Counsel
Christopher Davies	47	2007	Senior Executive Vice President, Head of Commercial Banking
Mark C. Gunton	53	2008	Senior Executive Vice President, Chief Risk Officer
Mark A. Hershey	57	2007	Senior Executive Vice President & Chief Credit Officer
Kevin R. Martin	49	2009	Senior Executive Vice President, Personal Financial Services and Marketing
Anthony J. Murphy	50	2009	Senior Executive Vice President, Head of Global Banking and Markets Americas
Matthew Smith	50	2009	Senior Executive Vice President, Head of Strategy and Planning
Suzanne Brienza	52	2008	Executive Vice President, Human Resources
Mark Martinelli	50	2007	Executive Vice President, Chief Auditor
John T. McGinnis	43	2009	Executive Vice President, Chief Accounting Officer
Lesley M. Midzain	46	2008	Executive Vice President, Compliance
Marlon Young	54	2006	Managing Director, Private Banking Americas

Irene M. Dorner, Director and President and Chief Executive Officer of HSBC USA and HSBC Bank USA. See Directors for Ms. Dorner’s biography.

Gerard Mattia, Senior Executive Vice President & Chief Financial Officer since March 2007. He is also Chief Financial Officer, Global Banking and Markets Americas, and has responsibility for financial management and oversight of HSBC’s Global Banking and Markets businesses in the region. Mr. Mattia joined HSBC as Managing Director, Chief Financial Officer, CIBM North America in 2004. Prior to joining HSBC, he held various finance and senior management positions with Bank of America and its predecessor entities, most recently as Chief Operating Officer, Quick & Reilly, Bank of America’s retail brokerage firm. Prior to that, Mr. Mattia was a C.P.A. and worked with KPMG Peat Marwick for six years.

Andrew C. Armishaw, Senior Executive Vice President, Chief Technology and Services Officer, of HSBC USA since December 2008 and of HSBC North America Holdings Inc. since May 2008. From May 2008 to November 2008 he was Senior Executive Vice President, Chief Technology Officer of HSBC USA. Chief Information Officer-North America of HSBC Finance and of HSBC North America from February 2008 to May 2008. From January 2004 to February 2008 he was Group Executive and Chief Information Officer of HSBC Finance and of HSBC North America. From January 2001 to December 2003 Mr. Armishaw was Head of Global Resourcing for HSBC and from 1994 to 1999 was Chief Executive Officer of First Direct (a subsidiary of HSBC) and Chief Information Officer of First Direct.

Janet L. Burak, Senior Executive Vice President & General Counsel of HSBC USA and HSBC Bank USA since April 2004, and Secretary of HSBC USA and HSBC Bank USA from April 2004 until September 1, 2007. In 2007, Ms. Burak was also appointed Regional Compliance Officer for HSBC North America, and Senior Executive Vice President & General Counsel for HSBC North America. Prior to April 2004, Ms. Burak served as an attorney with Household International, Inc. for twelve years, most recently as Group General Counsel. Prior to joining Household

International, Inc. , she was an associate with Shearman & Sterling and an attorney with Citigroup. Ms. Burak is a director of Citizens Committee for New York City, a non-profit organization.

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

Mark C. Gunton, Senior Executive Vice President, Chief Risk Officer of HSBC USA and HSBC North America Holdings Inc. since January 2009. He is responsible for all Risk functions in North America, including Credit Risk, Operational Risk and Market Risk, as well as the enterprise-wide implementation of Basel II. Prior to January 2009, he served as Chief Risk Officer, HSBC Latin America. Mr. Gunton joined HSBC in 1977 and held numerous HSBC risk management positions including: Director of International Credit for Trinkaus and Burkhardt; General Manager of Credit and Risk for Saudi British Bank; and Chief Risk Officer, HSBC Mexico. He also managed a number of risk related projects for HSBC, including the implementation of the Group Basel II risk framework. Mr. Gunton is a member of the Board of Directors of HSBC Insurance (Bermuda) Limited.

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

Kevin R. Martin, Senior Executive Vice President, Personal Financial Services and Marketing since September 2009, after serving as Executive Vice President, Personal Financial Services from November 2008 to September 2009. From 2007 to 2008, he was Executive Vice President, Head of Customer Marketing, and from 2004 to 2007, he was Senior Vice President, Head of Customer Marketing. From 1998 to 2004, he was Head of Personal Financial Services, HSBC Bank Australia Limited. From 1997 to 1998, he was Senior Manager, Personal Financial Services, HSBC Bank Canada. From 1994 to 1996, he was a Senior Corporate Banking Trainer for HSBC. Mr. Martin joined HSBC in 1987.

Anthony J. Murphy, Senior Executive Vice President, Head of Global Banking and Markets Americas since September 2009. Previously, Senior Executive Vice President — Strategy Implementation of HSBC Finance and of HSBC North America. from 2008 to 2009. Senior Executive Vice President — Portfolio Management of HSBC Finance and of HSBC North America from February 2007 to May 2008. Prior to his appointment to this position, Mr. Murphy was President and Chief Executive Officer of HSBC Securities (USA) Inc. and Chief Operating Officer of Global Banking and Markets (formerly known as CIBM Americas). He was also Co-Head of Corporate, Investment Banking and Markets of Global Banking and Markets North America since November 2004. Mr. Murphy has been with the HSBC Group since 1990. Prior to his appointment as Chief Executive Officer of HSBC Securities (USA) Inc. in April 2003, Mr. Murphy served as Chief Strategic Officer of Global Banking and Markets from 2000. Prior to that assignment, he was Head of Market Risk Management for HSBC Bank plc and HSBC Investment Bank in London from 1996. Mr. Muphy joined HSBC in 1990.

Matthew Smith, Senior Executive Vice President, head of Strategy and Planning since September 2009. Previously he was Senior Executive Vice President, Head of Network Strategy of HSBC North America from July 2008 to September 2009. Prior to that he was Chief Operating Officer, HSBC France from November 2005 to June 2008, and before that he was Regional Chief Operating Officer, HSBC Bank Middle East from January 2004 to November 2005. He joined HSBC in 1982 and has served in a number of international positions including international resourcing, retail banking and branch management. Currently, Mr. Smith serves on the board of the Council for Economic Education.

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

Mark Martinelli, Executive Vice President, Chief Auditor since March 2007. He has also been the Chief Auditor of HSBC North America Holdings Inc. since November 2009. Prior to that time, Mr. Martinelli was President and Chief Executive Officer of hsbc.com from 2006 to 2007, and Chief Financial Officer of hsbc.com from 2002 to 2006. Mr. Martinelli joined HSBC USA as part of Republic National Bank of New York in 1991, and has held various senior officer positions in Audit, Planning and Finance. Prior to joining HSBC USA, he was a senior manager with the public accounting firm of KPMG LLP.

John T. McGinnis, Executive Vice President, Chief Accounting Officer of HSBC USA since August 2009, and Executive Vice President and Controller of HSBC North America Holdings Inc. since March 2006. Mr. McGinnis has also been Executive Vice President and Chief Accounting Officer of HSBC Finance since July 2008. Mr. McGinnis is responsible for accounting and financial reporting for HSBC USA. Prior to joining HSBC, Mr. McGinnis was a partner at Ernst & Young LLP. Mr. McGinnis worked for Ernst & Young from August 1989 to March 2006 and practiced in the Chicago, San Francisco and Toronto offices. At Ernst & Young, he specialized in serving large financial services and banking clients. He is a C.P.A. and a member of the American Institute of Certified Public Accountants. While in Toronto, Mr. McGinnis also became a Chartered Accountant (Canada).

Lesley M. Midzain, Executive Vice President, Compliance since September 2009. From 2004 to April 2008, Ms. Midzain was Vice President and Chief Compliance Officer, HSBC Bank Canada, as well as Area Compliance Officer, Canada, for HSBC. She joined HSBC in 1997 as Legal Counsel.

Marlon Young, Managing Director, Private Banking Americas since October 2006. Mr. Young joined HSBC as Managing Director and Head of Domestic Private Banking for HSBC Bank USA in March 2006. He served as Managing Director and Head of Private Client Lending for Smith Barney from 2004 through 2006. Prior to that, Mr. Young held various positions with Citigroup from 1979, most recently as Managing Director and Head of Citigroup Private Bank (Northeast Region) from 2000 through 2004.

Corporate Governance

Board of Directors – Board Structure The business of HSBC USA is managed under the direction of the Board of Directors, whose principal responsibility is to enhance the long-term value of HSBC USA to HSBC. The affairs of HSBC USA are governed by the Board of Directors, in conformity with the Corporate Governance Standards, in the following ways:

•	providing input and endorsing business strategy formulated by management and HSBC;

•	providing input and approving the annual operating, funding and capital plans prepared by management;

•	monitoring the implementation of strategy by management and HSBC USA’s performance relative to approved operating, funding and capital plans;

•	reviewing and advising as to the adequacy of the succession plans for the Chief Executive Officer and senior executive management;

•	reviewing and providing input to HSBC concerning evaluation of the Chief Executive Officer’s performance;

•	reviewing and approving the Corporate Governance Standards and monitoring compliance with the standards;

•	assessing and monitoring the major risks facing HSBC USA consistent with the Board of Director’s responsibilities to HSBC; and

•	monitoring the risk management structure designed by management to ensure compliance with HSBC policies, ethical standards and business strategies.

The Board of Directors has determined that it is in the best interest of HSBC USA for the roles of the Chairman and Chief Executive Officer to be separated, and these positions are held by Mr. McDonagh and Ms. Dorner, respectively. As Chief Executive Officer and a member of the Board of Directors of HSBC North America, and a Group Managing Director of HSBC, Mr. McDonagh provides not only an HSBC North America perspective and guidance to the Board of Directors, but also a global strategic perspective to HSBC USA. These perspectives promote the broader global nature of HSBC USA’s core businesses within HSBC and HSBC’s particular strategic initiatives within North America. As Chief Executive Officer, Ms. Dorner provides in-depth knowledge of the specific operational strengths and challenges of HSBC USA.

Board of Directors – Committees and Charters The Board of Directors of HSBC USA Inc. has three standing committees: the Audit Committee, the Executive Committee and the Fiduciary Committee. The charters of the Audit Committee and the Fiduciary Committee, as well as our Corporate Governance Standards, are available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 26565 North Riverwoods Boulevard, Mettawa, Illinois 60045 Attention: Corporate Secretary. The Executive Committee does not have a separate charter and operates pursuant to authority granted in our Bylaws.

Audit Committee The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to HSBC USA’s system of internal controls over financial reporting and its accounting, auditing and financial reporting practices. The Audit Committee also plays a principal role in oversight of risk management within HSBC USA, including, but not limited to credit, liquidity, interest rate, market, operational, reputational and strategic risk. The Audit Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange): Salvatore H. Alfiero (Chair), William R. P. Dalton, Anthea Disney, Louis Hernandez, Jr. and Richard A. Jalkut. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Alfiero qualifies as an Audit Committee financial expert.

Executive Committee The Executive Committee may exercise the powers and authority of the Board of Directors in the management of HSBC USA’s business and affairs during the intervals between meetings of the Board of Directors. Richard A. Jalkut, Anthea Disney and Irene M. Dorner are members of the Executive Committee.

Fiduciary Committee The primary purpose of the Fiduciary Committee is to supervise the fiduciary activities of HSBC Bank USA to ensure the proper exercise of its fiduciary powers in accordance with 12 U.S.C. § 92a – Trust Powers of National Banks and related regulations promulgated by the Office of the Comptroller of the Currency. Louis Hernandez, Jr. (Co-Chair) and Richard A. Jalkut (Co-Chair) are members of the Fiduciary Committee. All members of the Fiduciary Committee are independent directors under our Corporate Governance Standards.

Board of Directors – Director Qualifications HSBC and the Board of Directors believe a Board comprised of members from diverse professional and personal backgrounds who provide a broad spectrum of experience in different fields and expertise best promotes the strategic objectives of HSBC USA. HSBC and the Board of Directors evaluate the skills and characteristics of prospective Board members in the context of the current makeup of the Board of Directors. This assessment includes an examination of whether a candidate is independent, as well as consideration of diversity, skills and experience in the context of the needs of the Board of Directors, including experience as a chief executive officer or other senior executive or in fields such financial services, finance, technology, communications and marketing, and an understanding of and experience in a global business. Although there is no formal written diversity policy, the Board considers a broad range of attributes, including experience, professional and personal backgrounds and skills, to ensure there is a diverse Board. A majority of the non-executive Directors are expected to be active or retired senior executives of large companies, educational institutions, governmental agencies, service providers or non-profit organizations. Advice and recommendations from others, such as executive search firms, may be considered, as the Board of Directors deems appropriate. Such advice was sought for the Board of Directors elected in 2008 to specifically seek highly qualified candidates who would also broaden the race and gender diversity of the Board of Directors. As a result of that search, Mr. Hernandez became a Board member and continues to sit on the Board.

The Board of Directors reviews all of these factors, and others considered pertinent by HSBC and the Board of Directors, in the context of an assessment of the perceived needs of the Board of Directors at particular points in time. Consideration of new Board candidates typically involves a series of internal discussions, development of a potential candidate list, review of information concerning candidates, and interviews with selected candidates. Under our Corporate Governance Standards, in the event of a major change in a Director’s career position or status, including a change in employer or a significant change in job responsibilities or a change in the Director’s status as an “independent director,” the Director is expected to offer to resign. The Chairman of the Board, in consultation with the Chief Executive Officer and senior executive management, will determine whether to present the resignation to the Board of Directors. If presented, the Board of Directors has discretion after consultation with management to either accept or reject the resignation. In addition, the Board of Directors discusses the effectiveness of the Board and its committees on an annual basis, which discussion includes a review of the composition of the Board.

As set forth in our Corporate Governance Standards, while representing the best interests of HSBC and HSBC USA, each Director is expected to:

•	promote HSBC’s brand values and standards in performing their responsibilities;

•	have the ability to spend the necessary time required to function effectively as a Director;

•	develop and maintain a sound understanding of the strategies, business and senior executive succession planning of HSBC USA;

•	carefully study all Board materials and provide active, objective and constructive participation at meetings of the Board and its committees;

•	assist in affirmatively representing HSBC to the world;

•	be available to advise and consult on key organizational changes and to counsel on corporate issues;

•	develop and maintain a good understanding of global economic issues and trends; and

•	seek clarification from experts retained by HSBC USA (including employees of HSBC USA) to better understand legal, financial or business issues affecting HSBC USA.

Under the Corporate Governance Standards, Directors have full access to senior management and other employees of HSBC USA. Additionally, the Board and its committees have the right at any time to retain independent outside financial, legal and other advisors, at the expense of HSBC USA.

Board of Directors – Risk Oversight by Board HSBC USA has a comprehensive risk management framework to identify, measure, monitor and manage risk, including credit, liquidity, interest rate, market, operational risk, reputational and strategic risk. Our risk management policies are primarily implemented in accordance with the practices and limits by the HSBC Group Management Board. Oversight of all risks specific to HSBC USA commences with the Board of Directors, which has delegated principal responsibility for a number of these matters to its Audit Committee. The Charter of the Audit Committee specifically states the Committee’s responsibilities related to risk, including meeting with the Chief Risk Officer and representatives of the Asset and Liability Committee (“ALCO”) and the Disclosure Committee and reviewing reports from management of steps taken to monitor and control risk exposures. At each quarterly Audit Committee, the Chief Risk Officer makes a presentation to the committee describing all areas of potential key risks for HSBC USA, including operational and internal controls, market, credit, information security, capital management, liquidity, compliance and litigation. Each head of each Risk functional area also reports to the Audit Committee and provides a review of particular potential risks to HSBC USA and management’s plan for mitigating these risks.

In addition, HSBC USA maintains a Risk Management Committee that provides strategic and tactical direction to risk management functions throughout HSBC USA, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud and compliance risks. The Committee is comprised of the function heads of each of these areas, as well as other control functions within the organization. Irene Dorner, the Chief Executive Officer and a Director, is the Chair of this committee. On an annual basis, the Board reviews this committee’s charter and framework.

Certain other committees report to the Risk Management Committee, including ALCO, the New Product Committee and the Disclosure Committee. For 2010, the role of the New Product Committee will be assumed by the HSBC North America New Product Committee which will report to both the HSBC North America and HSBC USA Risk Committees.

ALCO provides oversight and strategic guidance concerning the composition of the balance sheet and pricing as it affects net interest income. It establishes limits of acceptable risk and oversees maintenance and improvement of the management tools and framework used to identify, report, assess and mitigate market, interest rate and liquidity risks.

The HSBC USA Disclosure Committee is responsible for maintenance and evaluation of our disclosure controls and procedures and for assessing the materiality of information required to be disclosed in periodic reports filed with the SEC. Among its responsibilities is the review of quarterly certifications of business and financial officers throughout HSBC USA as to the integrity of our financial reporting process, the adequacy of our internal and disclosure control practices and the accuracy of our financial statements.

Along with ALCO and the Disclosure Committee, the Fiduciary Risk and the Operational Risk and Internal Control Committees define the risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.

For further discussion of risk management generally, see the “Risk Management” section of the MD&A.

Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Exchange Act requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the issues of HSBC USA preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2009 fiscal year.

Code of Ethics HSBC USA has adopted a code of ethics that is applicable to its chief executive officer, chief financial officer, chief accounting officer and controller, which is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. HSBC USA also has a general code of ethics applicable to all employees, which is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis (the “2009 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HSBC USA’s executive officers in 2009. Specific compensation information relating to HSBC USA’s Chief Executive Officer (the “HSBC USA CEO”), Chief Financial Officer and the next three most highly compensated executives is contained in this portion of the Form 10-K (these officers are referred to collectively as the “Named Executive Officers”).

Oversight of Compensation Decisions

The Board of Directors of HSBC USA did not play a role in establishing remuneration policy or determining executive officer compensation for 2009 or any of the comparative periods discussed in this 2009 CD&A.

Role of HSBC’s Remuneration Committee and HSBC CEO

The Board of Directors of HSBC has the authority to delegate any of its powers, authorities and judgments to any committee consisting of one or more directors, and has established a Remuneration Committee (“REMCO”) which meets regularly to consider Human Resources issues, particularly terms and conditions of employment, remuneration and retirement benefits. Within the authority delegated by the HSBC Board, REMCO is responsible for approving the remuneration policy of HSBC. This includes the terms of bonus plans, share plans and other long-term incentive plans and for agreeing to the individual remuneration packages for the most senior HSBC executives. This includes those having an impact on the Group’s risk profile (“senior executives”).

As an indirect wholly owned subsidiary of HSBC, HSBC USA is subject to the remuneration policy established by HSBC, and the Chief Executive Officer of HSBC USA is one of the senior executives whose compensation is reviewed and endorsed by REMCO. Unless an executive is a “senior executive” as described above, REMCO delegates its authority for endorsement of base salaries and annual cash incentive awards to Michael F. Geoghegan, the HSBC Group Chief Executive (“Mr. Geoghegan”). Pursuant to a further delegation of authority from Mr. Geoghegan, Stuart T. Gulliver, the Chief Executive for Global Banking and Markets, has approval authority over executives within the Global Banking and Markets businesses. As the Chief Executive Officer of HSBC North America, Brendan McDonagh (“Mr. McDonagh”), shares oversight and recommendation responsibility with Mr. Gulliver for the Global Banking and Markets businesses in North America. For 2009, Mr. Paul J. Lawrence was the Chief Executive Officer of HSBC USA (“Mr. Lawrence”).

The members of REMCO are Sir M Moody-Stuart (Chairman), J.D. Coombe, W.S.H. Laidlaw, G. Morgan and J. L. Thornton, the Chairman of HSBC North America. J. L. Thornton became a member of REMCO on April 24, 2009. All REMCO members are non-executive directors of HSBC. Deloitte LLP provided independent advice on executive compensation issues during the year. Towers Watson provides compensation data to REMCO.

Role of HSBC USA’s Senior Management

In February 2009, Mr. Lawrence reviewed the compensation packages for Messrs. Mattia and Young and recommended base salaries for 2009 and performance-based cash awards and equity-based long-term incentive awards for 2008 performance awarded in 2009. Additionally, Mr. Lawrence reviewed the compensation package for Mr. Davies with the Executive Director and Chairman for Group Personal Financial Services and Commercial Banking. Ms. Burak’s compensation package was reviewed by Mr. Lawrence. The recommendations were submitted to HSBC’s Group Managing Director of Human Resources in London for submission to Mr. Geoghegan. With respect to Mr. Lawrence’s salary, cash bonus and equity-based long term incentive award, Mr. McDonagh provided a recommendation to REMCO and REMCO endorsed the recommendation, while Mr. Geoghegan exercised authority to approve final recommendations with respect to Messrs. Mattia and Young.

In February 2010 Mr. Geoghegan reviewed the recommendation for total 2009 compensation for Mr. Lawrence as provided by Mr. McDonagh in consultation with the Chief Executive for Global Banking and Markets and HSBC’s Group Managing Director of Human Resources. The recommendation included a variable pay award relating to 2009 performance. The recommendation was then submitted to REMCO for endorsement. In addition, Mr. McDonagh reviewed the 2009 total compensation recommendations provided by Mr. Lawrence with respect to Ms. Burak, and for Messrs. Mattia and Young whose recommendations were developed in consultation with the Chief Executive for Global Banking and Markets and HSBC’s Group Managing Director of Human Resources. Mr. Geoghegan also reviewed the 2009 total compensation recommendation provided by Mr. Lawrence with respect to Mr. Davies, whose recommendation was developed in conjunction with the Executive Director and Chairman for Group Personal Financial Services and Commercial Banking and HSBC’s Group Managing Director of Human Resources.

The total compensation review includes year-over-year comparison for individual executives, together with comparative competitor information from Towers Watson based on a “Comparator Group” which is comprised of both U.S.-based organizations and our global peers with comparable business operations located within U.S. borders. Most of these organizations are publicly held companies that compete with us for business, customers and executive talent. The Comparator Group is reviewed annually with the assistance of Towers Watson. Accordingly, our compensation program is designed to provide the flexibility to offer compensation that is competitive with the Comparator Group so that we may attract and retain the highest performing executives. The Comparator Group for 2009 consisted of:

Global Peers	U.S.-Based Organizations

Bank of America	American Express
Barclays	Capital One Financial
BNP Paribas	Fifth Third Bancorp
Citigroup	PNC Bank
Deutsche Bank	Regions Bank
JPMorgan Chase	Suntrust
Santander	US Bancorp
Standard Chartered	Wells Fargo
UBS

Comparator Group market data was referenced by Mr. Geoghegan to evaluate the competitiveness of proposed executive compensation. As the determination of the variable pay awards relative to 2009 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2009, the final determination on total 2009 compensation was not made until February 2010. Common objectives for the Named Executive Officers included: cost management; customer satisfaction; decrease of operational losses; and employee engagement. Each Named Executive Officer also had other individual financial, process, customer focus and employee related objectives. To make that evaluation, Mr. Geoghegan and Mr. McDonagh received reports from management concerning satisfaction of 2009 corporate, business unit and individual objectives as more fully described below. REMCO, Mr. Geoghegan or Mr. McDonagh, as appropriate, approved or revised the original recommendations.

Compensation Consultants

In 2009, REMCO retained Towers Watson to perform executive compensation services with regard to the highest level executives in HSBC Group, including the Named Executive Officers. Specifically, Towers Watson was requested to provide REMCO with market trend information for use during the annual pay review process and advise REMCO as to the competitive position of HSBC’s total direct compensation levels in relation to its peers. The aggregate fee paid to Towers Watson for services provided was $450,000. While the fee for services provided was paid by HSBC, the amount that may be apportioned to HSBC USA is approximately $20,000.

Separately, the management of HSBC North America retained Towers Watson to perform non-executive compensation consulting services. The aggregate fee paid to Towers Watson by HSBC North America for these other services was $722,137.

Objectives of HSBC USA’s Compensation Program

HSBC USA’s compensation program is based upon the specific direction of HSBC management and REMCO as HSBC seeks to implement a uniform compensation philosophy by employing common standards and practices throughout HSBC’s global operation.

A global reward strategy for HSBC was approved by REMCO in November 2007. This strategy provided a framework for REMCO in carrying out its responsibilities during the year and includes the following key elements as applied to HSBC USA:

•	An assessment of reward with reference to clear and relevant objectives set within a balanced scorecard framework. This framework facilitates a rounded approach to objective setting. Under this framework, objectives are established under four categories — financial, process (including risk mitigation), customer and people. The individual financial objectives are established considering prior year’s business performance, expectations for the upcoming year for business and individual goals, HSBC USA’s annual business plan, HSBC’s business strategies, and objectives related to building value for HSBC shareholders. Process objectives include consideration of risk mitigation and cost efficiencies. Customer objectives include standards for superior service and enhancement of HSBC’s brand. People objectives include employee engagement measures and development of skills and knowledge of our teams to sustain HSBC over the short and medium term. Certain objectives have quantitative standards that may include meeting designated financial performance targets for the company or the executive’s respective business unit, increasing employee engagement, and achieving risk management objectives. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. For 2009, HSBC USA’s qualitative objectives included process enhancements and improvements to customer experience. Each Named Executive Officer was evaluated against his or her respective individual objectives in each of these areas. Quantitative and qualitative objectives provided some guidance with respect to 2009 compensation. Furthermore, in keeping with HSBC’s compensation strategy, discretion played a considerable role in establishing the variable pay awards for HSBC USA’s senior executives.

•	A focus on total compensation (salary, bonus and the value of long-term incentives) with the level of variable pay (namely cash bonus and the value of long-term equity incentives) differentiated by performance;

•	The use of considered discretion to assess the extent to which performance has been achieved rather than applying a formulaic approach which, by its nature, may encourage inappropriate risk taking and cannot consider results not necessarily attributable to the executive and is inherently incapable of considering all factors affecting results. In addition, environmental factors and strategic organizational goals that would otherwise not be considered by applying absolute financial metrics may be taken into consideration. While there are specific quantitative goals as outlined above, achievement of one or all of the objectives are just considerations in the final reward decision;

•	Delivery of a significant proportion of variable pay in deferred HSBC shares to align recipient interests to the future performance of HSBC, and to retain key talent; and

•	A total remuneration package (salary, bonus, long-term incentive awards and other benefits) that is competitive in relation to comparable organizations in each of the markets in which HSBC operates.

REMCO also takes into account environmental, social and governance aspects when determining executive officers’ remuneration and oversees senior management incentive structures to ensure that such structures take account of possible inadvertent consequences from these aspects.

Internal Equity

HSBC USA’s executive officer compensation is analyzed internally at the direction of HSBC’s Group Managing Director of Human Resources at the macro level globally with a view to align treatment across countries, business lines and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against their respective comparator group.

Link to Company Performance

HSBC’s compensation plans are designed to motivate its executives to improve the overall performance and profitability of HSBC as well as the specific region, unit or function to which they are assigned. Each executive’s individual performance and contribution is considered in determining the amount of discretionary variable pay to be paid in cash and in HSBC equity-based award grants each year.

HSBC seeks to offer competitive base salaries with a significant portion of variable compensation components determined by measuring overall performance of the executive, his or her respective business unit, legal entity and HSBC. The discretionary cash awards are based on individual and business performance, as more fully described under Elements of Compensation — Annual Discretionary Bonus Awards, emphasizing efficiency, profits and key financial and non-financial performance measures.

Competitive Compensation Levels and Benchmarking

HSBC USA endeavors to maintain a compensation program that is competitive, but utilizes the full market range for total compensation received by similarly situated executives in our Comparator Group. Executives may be rewarded with higher levels of compensation for differentiated performance.

When making compensation decisions, HSBC looks at the compensation paid to similarly-situated executives in our Comparator Group, a practice referred to as “benchmarking.” Benchmarking provides a point of reference for measurement, but does not supplant analyses of internal pay equity and individual performance of the executive officers that HSBC considers when making compensation decisions.

The comparative compensation information is just one of several data points used. Messrs. McDonagh and Lawrence and the Chief Executive for Global Banking and Markets also exercise judgment and discretion in recommending executive compensation packages. We have a strong orientation to pay for performance through variable pay. Consequently, variable pay makes up a significant proportion of total compensation while maintaining an appropriate balance between fixed and variable elements. Actual compensation paid will increase or decrease based on the executive’s individual performance and business results.

Elements of Compensation

The primary elements of executive compensation are base salary and annual discretionary awards paid in cash and as long-term equity-based awards that vest based solely upon continued employment or also require satisfaction of certain performance conditions. HSBC conducts internal comparisons of its executives globally, and compares business performance relative to the Comparator Group. Base salary and variable compensation are sized within the context of a total compensation package that is intended to be appropriately market competitive in the U.S. for U.S. executives.

In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements of such qualified and non-qualified plans. Although perquisites are provided to certain executives, they typically are not a significant component of compensation.

Base Salary

Base salary helps HSBC attract and retain executive talent because it provides a degree of financial certainty since it is less subject to risk than most other pay elements. In establishing individual executive salary levels, consideration is given to market pay, the specific responsibilities and experience of the Named Executive Officer. Base salary is reviewed annually and may be adjusted based on performance and changes in the competitive market. When establishing base salaries for executives, consideration is given to compensation paid for similar positions at companies included in the Comparator Group, targeting the 50th percentile. Other factors such as potential for future advancement, specific job responsibilities, length of time in current position, individual pay history, and comparison to comparable internal positions (internal equity) influences the final base salary recommendations for individual executives. Salary increases proposed by senior management are prioritized towards high performing employees and those who have demonstrated rapid development.

In 2009 salaries were reviewed and management determined that the market did not warrant adjustments.

Annual Discretionary Cash Awards

Annual discretionary cash awards vary from year to year and are offered as part of the total compensation package to Named Executive Officers to motivate and reward strong performance. Superior performance is encouraged by placing a significant part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, cash awards may be reduced or not paid at all.

HSBC USA’s financial performance in 2009 exceeded expectations, and our Global Banking and Markets segment demonstrated significantly higher performance when compared to 2008. We believe the foresight, strategic planning and execution of our executive officers helped to preserve and protect HSBC’s interests and that of HSBC’s shareholders. Therefore, bonus recommendations for HSBC USA executives were slightly higher than

2008, while bonus recommendations for executives in our Global Banking & Market segment were considerably higher than 2008. Recommended bonuses were approved to be awarded to Mr. Lawrence and each of the other four Named Executive Officers. In addition, a substantial portion of the total discretionary variable pay component was deferred by awarding Restricted Share Units (defined below), subject to a three-year vesting period.

Long-term Equity Awards

Long-term awards are made in the form of equity-based compensation. The purpose of equity-based compensation is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC USA’s business over a period of time by aligning the financial interests of these employees with those of HSBC’s shareholders.

Historically, equity awards were primarily made in the form of stock options within the retail businesses and both options and restricted share grants in the wholesale businesses. The options have a “total shareholder return” performance vesting condition and only vested, subject to continued employment, if and when the condition was satisfied. No stock options have been granted to executive officers since 2004 as in 2005 HSBC shifted to Restricted Shares for equity-based compensation.

Restricted Shares and Restricted Share Units

Restricted Shares with a time vesting condition are generally awarded as deferred variable pay in recognition of past performance and to further motivate and retain executives. Dividend equivalents are paid or accrue on all underlying share or share unit awards at the same rate paid to ordinary shareholders. Starting in 2009, units of Restricted Shares (“Restricted Share Units”) are now awarded as the long-term incentive or deferred compensation component of variable discretionary pay and also carry dividend rights.

Restricted Share awards comprise a number of shares to which the employee will become entitled, generally after three years, subject to the individual remaining in employment. The amount granted is based on general guidelines reviewed each year by Mr. Geoghegan and endorsed by REMCO and in consideration of the individual executive’s total compensation package, individual performance, goal achievement and potential for growth. In March 2009, HSBC USA’s Named Executive Officers received Restricted Share Unit awards for 2008 performance.

In March 2010, certain HSBC USA executives, including all of the Named Executive Officers, will be awarded Restricted Share Units for 2009 performance. For Mr. Lawrence, the Restricted Share Units will represent 60% of his total variable pay award. Mr. Mattia, Ms. Burak, Mr. Davies and Mr. Young will each receive 60%, 60%, 50% and 100%, respectively, in Restricted Share Units as a percent of their total variable pay award.

Performance Shares

Performance Share awards may be granted to the most senior executives whose business units have the ability to have a direct impact on HSBC’s consolidated results and contain both time and corporate performance-based vesting conditions. The performance-based condition is evaluated under two independent measures, each comprising 50% of the total possible reward, HSBC’s Total Shareholder Return (“TSR”), which is ranked against a comparator group and growth in Earnings per Share (“EPS”), which is measured over a three-year performance period. Awards are forfeited to the extent that they have not been met.

The comparator group for the TSR award comprises the 28 banks based upon their market capitalization, geographic diversity and the nature of their activities:

ABN AMRO(1)	Mitsubishi UFJ Financial Group
Banco Santander	Mizuho Financial Group
Bank of America	Morgan Stanley
Bank of New York	National Australia Bank
Barclays	Royal Bank of Canada
BBVA	Royal Bank of Scotland
BNP Paribas	Societe Generale
Citigroup	Standard Chartered
Credit Agricole	UBS
Credit Suisse Group	UniCredito Italiano
Deutsche Bank	US Bancorp
HBOS(1)	Wachovia(1)
JP Morgan Chase	Wells Fargo
Lloyds Banking Group	Westpac Banking Corporation

(1)	ABN AMRO, HBOS and Wachovia have delisted since the start of the performance period for the 2006 awards. These comparators have been replaced from the point of delisting by Fortis, Commonwealth Bank of Australia and Toronto Dominion Bank, respectively.

The extent to which the TSR award will vest will be determined on a sliding scale based on HSBC’s relative TSR ranking, measured over the three years, against the comparator group. No portion of the award may vest if HSBC’s TSR is lower than 14 entities in the comparator group.

The percentage of the EPS award that vests depends upon the absolute growth in EPS achieved over three years. Thirty percent of the shares will vest if the incremental EPS over three years is 24% or more of EPS in the “base year” (the EPS for the financial year preceding that of the award). The percentage of shares vesting will rise on a straight line proportionate basis to 100% if HSBC’s incremental EPS over the three years is 52% or more of EPS in the base year. Incremental EPS is calculated by expressing as a percentage of the EPS of the base year the difference each year of the three-year performance period between the EPS of that year and the EPS of the base year. These percentages are then aggregated to arrive at the total incremental EPS for the performance period.

REMCO maintains discretion to determine that a Performance Share award will not vest unless satisfied that HSBC’s financial performance has shown sustained improvement since the date of the award. REMCO may also waive, amend or relax performance conditions if it believes the performance conditions have become unfair or impractical and believes it appropriate to do so.

In April 2009, performance tests were conducted on Performance Shares granted in 2006. The EPS performance test failed. Consequently, the EPS portion of the award did not vest. HSBC’s TSR for the performance period was between the 13th- and 14th-ranked companies in the comparator group. Therefore, 39.49% of the 50% of the award (i.e. 19.75% of the total number of performance shares awarded) that was conditioned upon relative TSR was vested and distributed.

No Performance Shares have been awarded to HSBC USA executive officers since 2006 as equity awards have been made in the form of Restricted Shares and Restricted Share Units.

Reduction or Cancellation of Long-term Equity Award, including “Clawbacks”

Long-term Equity awards granted after January 1, 2010, may be amended, reduced or cancelled by REMCO at any time at its sole discretion, before an award has vested. Amendments may include amending any performance conditions associated with the award or imposing additional conditions on the award. Further, the number of shares awarded may be reduced or the entire award may be cancelled outright.

Circumstances which may prompt such action by REMCO include, but are not limited to: participant conduct considered to be detrimental or bringing the business into disrepute; evidence that past performance was materially worse than originally understood; prior financial statements are materially restated, corrected or amended; or

evidence that the employee or the employee’s business unit engaged in improper or inadequate risk analysis or failed to raise related concerns.

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

Mr. Lawrence participated in general benefits available to executives of HSBC USA and HBUS and certain additional benefits and perquisites available to HSBC’s international managers. Compensation packages for international managers are modeled to be competitive globally and within the country of assignment, and attractive to the executive in relation to the significant commitment he/she must make in connection with a global posting. The additional benefits and perquisites that were significant when compared to other compensation received by other executive officers of HSBC USA and HBUS consist of housing expenses, area allowance, children’s education costs, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-placed HSBC international managers who are subject to appointment to HSBC locations globally as deemed appropriate by HSBC senior management. The additional perquisites and benefits are further described below in the Summary Compensation Table.

Retirement Benefits

HSBC North America offers a defined benefit retirement plan in which HSBC USA executives may participate that provides a benefit equal to that provided to all eligible employees of HSBC USA with similar dates of hire. At present, both qualified and non-qualified defined benefit plans are maintained so that the level of pension benefit may be continued without regard to certain Internal Revenue Service limits. We also maintain a qualified defined contribution plan with a 401(K) feature and company matching contributions. Ms. Burak, as a former executive of HSBC Finance, also participates in a defined contribution non-qualified deferred compensation plan that provides executives and certain other highly compensated employees with a benefit measured by a company contribution on certain compensation exceeding Internal Revenue Code limits. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. HSBC USA does not pay any above-market or preferential interest in connection with deferred amounts. As an international manager, Mr. Lawrence is accruing pension benefits under a foreign-based defined benefit plan that includes member contributions. Mr. Davies, as an international assignee from the United Kingdom, is accruing pension benefits under a foreign-based defined benefit plan. Additional information concerning these plans is contained below in this 2009 CD&A in the table entitled Pension Benefits.

Employment Contracts and Severance Protection

There are no employment agreements between HSBC USA and its executive officers.

The HSBC-North America (U.S.) Severance Pay Plan and the HSBC-North America (U.S.) Supplemental Severance Pay Plan provide any eligible employees with severance pay for a specified period of time in the event that his/her employment is involuntarily terminated for certain reasons, including displacement or lack of work or rearrangement of work. Regular U.S. full-time or part-time employees who are scheduled to work 20 or more hours per week are eligible. Employees are required to sign an employment release as a condition for receiving severance benefits. Benefit amounts vary according to position. However, the benefit is limited for all employees to a 52-week maximum.

Repricing of Stock Options and Timing of Option Grants

For HSBC equity option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.

HSBC also offers all employees a stock purchase plan in which options to acquire HSBC ordinary shares are awarded when an employee commits to contribute up to 250 GBP (or approximately $350) each month for one, three or five years under its Sharesave Plan. At the end of the term, the accumulated amount, plus interest if any, may be used to purchase shares under the option, if the employee chooses to do so. The exercise price for each such option is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term).

HSBC USA does not, and our parent, HSBC, does not, reprice stock option grants. In addition, neither HSBC USA nor HSBC has ever engaged in the practice known as “back-dating” of stock option grants, nor have we attempted to time the granting of historical stock options in order to gain a lower exercise price.

Dilution from Equity-Based Compensation

While dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in the various HSBC Share Plans, were established by vote of HSBC’s shareholders.

Accounting Considerations

We account for all of our stock-based compensation awards including share options, Restricted Share and Restricted Share Unit awards and the employee stock purchase plan, using the fair value method of accounting under Statement of Financial Accounting Standards No. 123(Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

The fair value of the rewards granted is recognized as expense over the vesting period. The fair value of each option granted, measured at the grant date, is calculated using a binomial lattice methodology that is based on the underlying assumptions of the Black-Scholes option pricing model.

Compensation expense relating to Restricted Share and Restricted Share Unit awards is based upon the market value of the share on the date of grant.

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

Compensation of Officers Reported in the Summary Compensation Table

In determining compensation for each of our executives, senior management, Mr. Geoghegan, Mr. Gulliver and REMCO carefully considered the individual contributions of each executive to promote HSBC’s interests and those of its shareholders. The relevant comparisons considered for each executive were year-over-year company performance relative to year-over-year total compensation, individual performance against balanced score card objectives, and current trends in the market place. Another consideration was the current positioning of the executive and the role he or she would be expected to fulfill in the current challenging business environment. We believe incentives and rewards play a critical role, and that outstanding leadership as evidenced by positive results must be recognized. Consequently, variable pay recommendations were submitted for our executives to incent strong performance by HSBC USA relative to plan and in effectively managing risk in recessionary economic conditions.

VARIABLE COMPENSATION

			Discretionary		Long Term Equity				Year over
	Base Salary		Annual Bonus(1)		Award(2)		Total Compensation		Year %
	2008	2009(4)	2008	2009	2008	2009	2008	2009	Change

Paul J. Lawrence(3) President and Chief Executive Officer, Head of Global Banking and Markets, Americas	$759,017	$747,247	$540,600	$760,000	$1,212,400	$1,140,000	$2,512,017	$2,647,247	5.4%

Gerard Mattia(5) Senior Executive Vice President & Chief Financial Officer	255,000	264,808	450,000	560,000	750,000	840,000	1,455,000	1,664,808	14.4%
Janet L. Burak Senior Executive Vice President & General Counsel and Regional Compliance Officer North America	550,000	571,154	440,000	420,000	510,000	630,000	1,500,000	1,621,154	8.1%
Christopher Davies Senior Executive Vice President, Head of Commercial Banking	325,000	337,500	400,000	412,500	400,000	412,500	1,125,000	1,162,500	3.3%
Marlon Young(6) Managing Director, Private Banking Americas	375,000	389,423	490,000	0	960,000	750,000	1,825,000	1,139,423	(37.6)%

(1)	Discretionary Annual Bonus amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year.

(2)	Long-term Equity Award amount disclosed above pertains to the performance year indicated and is awarded in the first quarter of the subsequent calendar year. For example, the Long-Term Equity Award indicated above for 2009 is earned in performance year 2009 but will be granted in March 2010. However, as required in the Summary Compensation Table, the grant date fair market value of equity granted in 2009 is disclosed for the 2009 fiscal year under the column of Stock Awards in that table.

(3)	Mr. Lawrence’s compensation is tied to an international notional standard denominated in Special Drawing Rights (SDRs). The average SDR to USD conversion rate in effect for 2009 was lower than that for 2008. As such, it appears Mr. Lawrence incurred a decrease in base salary when in fact his annual rate denominated in SDR remained constant.

(4)	No base salaries were increased for 2009. However, since HSBC USA administered twenty-seven (27) pay periods during 2009, base salary amounts disclosed above reflect cash paid during the year.

(5)	The year-over-year increase in total compensation for Mr. Mattia is driven by strong individual performance, in particular the execution of efficiency initiatives.

(6)	The year-over-year decrease in total compensation for Mr. Young is attributable to Private Banking business results.

Compensation Committee Interlocks and Insider Participation

As described in the 2009 CD&A, HSBC USA is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described above. The HSBC USA CEO is one of the senior executives whose compensation is reviewed and endorsed by REMCO. In 2009, the HSBC USA CEO made recommendations to the HSBC North America CEO and the HSBC Managing Director and Head of Global Banking and Markets, as appropriate, with respect to the compensation of HSBC USA’s four other Named Executive Officers. The Board of Directors was not engaged in deliberations for the purpose of determining executive officer compensation in 2009. Until May 1, 2008, HSBC USA had a Compensation Committee which assisted the Board of Directors in discharging its responsibilities related to 2007 and prior years’ compensation of the HSBC USA CEO, other officers of HSBC USA holding a title of executive vice president and above and such other officers as were designated by the Board of Directors.

Compensation Committee Report

HSBC USA does not have a Compensation Committee. The Board of Directors did not play a role in establishing remuneration policy or determining executive officer compensation for 2009. We, the members of the Board of Directors of HSBC USA, have reviewed the 2009 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2009 CD&A and believes it accurately reflects the policies and practices applicable to HSBC USA executive compensation in 2009. HSBC USA senior management has advised us that they believe the 2009 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2009 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.

Board of Directors of HSBC USA Inc.
Salvatore H. Alfiero
William R. P. Dalton
Anthea Disney
Irene M. Dorner
Louis Hernandez. Jr.
Richard A. Jalkut
Brendan P. McDonagh

Executive Compensation

The following tables and narrative text discuss the compensation awarded to, earned by or paid as of December 31, 2009 to (i) Mr. Paul J. Lawrence who served as HSBC USA’s Chief Executive Officer during 2009, (ii) Mr. Gerard Mattia, who served as HSBC USA’s Chief Financial Officer during 2009, and (iii) the next three most highly compensated executive officers (other than the chief executive officer and chief financial officer) who were serving as executive officers as of December 31, 2009.

Summary Compensation Table

							Change in
							Pension Value
						Non-	and Non-
						Equity	Qualified
						Incentive	Deferred
Name and Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary(2)	Bonus(3)	Awards(4)	Awards	Compensation	Earnings(5)	Compensation(6)	Total

Paul J. Lawrence(1)	2009	$747,247	$760,000	$1,212,400	$-	$-	$391,875	$300,271	$3,411,793
President and Chief	2008	$759,017	$540,600	$1,461,243	$-	$-	$0	$278,444	$3,039,304
Executive Officer,	2007	$642,986	$1,825,254	$831,740	$-	$-	$502,728	$847,730	$4,650,438
Head of Global Banking and Markets, Americas

Gerard Mattia	2009	$264,808	$560,000	$750,000	$-	$-	$83,766	$14,700	$1,673,274
Senior Executive Vice	2008	$255,000	$450,000	$490,000	$-	$-	$5,219	$10,334	$1,210,553
President & Chief	2007	$255,000	$910,000	$315,000	$-	$-	$8,287	$15,245	$1,503,532
Financial Officer

Janet L. Burak	2009	$571,154	$420,000	$510,000	$-	$-	$628,493	$39,831	$2,169,478
Senior Executive Vice	2008	$550,000	$440,000	$600,000	$-	$-	$149,832	$33,219	$1,773,051
President & General	2007	$431,287	$-	$500,000	$-	$800,000	$383,822	$74,253	$2,189,362
Counsel and Regional Compliance Officer North America

Christopher P. Davies(7)	2009	$337,500	$412,500	$400,000	$-	$-	$173,308	$375,972	$1,699,280
Senior Executive Vice	2008	$325,000	$400,000	$700,000	$-	$-	$0	$275,171	$1,700,171
President, Head of Commercial Banking

Marlon Young(7)	2009	$389,423	$0	$960,000	$-	$-	$5,421	$10,385	$1,365,229
Managing Director,	2008	$375,000	$490,000	$1,065,000	$-	$-	$5,012	$36,305	$1,971,317
Private Banking Americas

(1)	Mr. Lawrence’s compensation is tied to an international notional standard denominated in Special Drawing Rights (SDRs). The average SDR to USD conversion rate in effect for 2009 was lower than that for 2008. As such, it appears Mr. Lawrence incurred a decrease in base salary when in fact his annual rate denominated in SDR remained constant. Also, due to Mr. Lawrence’s position with HSBC, his bonus level additionally reflects his HSBC management position.

(2)	No base salaries were increased for 2009. However, since HSBC USA administered twenty-seven (27) pay periods during 2009, base salary amounts disclosed above reflect cash flow paid during the year.

(3)	The amounts disclosed represent the discretionary cash bonus relating to 2009 performance but paid in February 2010.

(4)	Reflects the aggregate grant date fair value of awards granted during the year. The grants are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table and will be released as long as the named executive officer is still in the employ of HSBC USA at the time of vesting. HSBC USA records expense based on the fair value over the vesting period, which is 100 percent of the face value on the date of the award. Dividend equivalents, in the form of cash or additional shares, are paid on all underlying shares of restricted stock at the same rate as paid to ordinary share shareholders.

(5)	The HSBC — North America (U.S.) Retirement Income Plan (“RIP”), the HSBC-North America Non-Qualified Deferred Compensation Plan (“NQDCP”), the Household Supplemental Retirement Income Plan (“SRIP”), the HSBC Bank (UK) Pension Scheme — Defined Benefit Section (“DBS Scheme”), and the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under Savings and Pension Plans.

Increase in values by plan for each participant are: Mr. Lawrence — $391,875 (ISRBS, net of mandatory 2009 contributions), increases is due to conversion of the benefit from GBP to USD and lump sum factors for purposes of this disclosure; Mr. Mattia — $5,598 (RIP), $78,168 (NQDCP); Mr. Davies — $173,308 (DBS Scheme) ($173,308 increase is due to conversion of the benefit from GBP to USD for purposes of this disclosure as well as increase in accumulated benefit); Mr. Young — $5,421 (RIP); and Ms. Burak — $121,777 (RIP), $395,338 (SRIP), $111,378 (NQDCP).

(6)	Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each named executive officer, such as tax preparation services and expatriate benefits to the extent such perquisites and other personal benefits exceeded $10,000 in 2009. The following itemizes perquisites and other benefits for each named executive officer who received perquisites and other benefits in excess of $10,000: Executive Tax Services for Messrs. Lawrence and Davies were $565 and $834, respectively; Executive Travel Allowances for Messrs. Lawrence and Davies were $97,877 and $36,688, respectively; Housing and Furniture Allowances for Messrs. Lawrence and Davies were $403,524 and $269,195, respectively; Children’s Education Allowance for Mr. Lawrence was $51,498; Mr. Lawrence received $4,221 in Loan Subsidy; Medical Expenses for Messrs. Lawrence and Davies were $11,843 and $4,758, respectively; Tax Equalization for Mr. Lawrence resulted in a net refund to HSBC of $321,507, and a payment to Mr. Davies of $49,504; Additional Compensation for Messrs. Lawrence and Davies were $13,259 and $14,994, respectively; Area Allowance for Mr. Lawrence was $37,501; and Mr. Lawrence received a Special Payment of $1,491.

All Other Compensation also includes HSBC USA’s contribution for the named executive officer’s participation in the HSBC — North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2009, as follows: Mr. Mattia and Ms. Burak each had a $14,700 contribution and Mr. Young had a $10,385 contribution. In addition, Ms. Burak had a company contribution in the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”) of $25,131 in 2009. TRIP and STRIP are described under Savings and Pension Plans — Deferred Compensation Plans.

(7)	This table only reflects officers who were named executive officers for the particular referenced years above. Messrs. Davies and Young were not named executive officers in fiscal year 2007 so the table only reflects each of their compensation for fiscal years 2008 and 2009.

Grants Of Plan-Based Awards Table

								All Other	All Other
								Stock	Option
		Estimated Future						Awards:	Awards:	Exercise	Grant Date
		Payouts Under			Estimated Future			Number	Number of	or Base	Fair Value
		Non-Equity Incentive			Payouts Under			of Shares	Securities	Price of	of Stock
		Plan Awards			Equity Incentive Plan Awards			of Stock	Underlying	Option	and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(1)

Paul J. Lawrence	03/02/2009							211,307			$1,212,400
President and Chief Executive Officer, Head of Global Banking and Markets, Americas
Gerard Mattia	03/02/2009							130,716			$750,000
Senior Executive Vice President & Chief Financial Officer
Janet L. Burak	03/02/2009							88,887			$510,000
Senior Executive Vice President & General Counsel and Regional Compliance Officer North America
Christopher Davies	03/02/2009							69,715			$400,000
Senior Executive Vice President, Head of Commercial Banking
Marlon Young	03/02/2009							167,316			$960,000
Managing Director, Private Banking Americas

(1)	The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 2, 2009 (the date of grant) of GBP 3.99 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.438.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards						Stock Awards
										Equity
										Incentive	Equity
										Plan	Incentive
				Equity						Awards:	Plan Awards:
				Incentive						Number of	Market or
				Plan			Number		Market	Unearned	Payout Value
				Awards:			of Shares		Value of	Shares,	of Unearned
	Number of		Number of	Number of			or Units		Shares or	Units or	Shares,
	Securities		Securities	Securities			of Stock		Units of	Other	Units or
	Underlying		Underlying	Underlying			That		Stock that	Rights	Other Rights
	Unexercised		Unexercised	Unexercised	Option	Option	Have Not		Have Not	That Have	That Have
	Options (#)		Options (#)	Unearned	Exercise	Expiration	Vested		Vested	Not Vested	Not Vested
Name	Exercisable		Unexercisable	Options (#)	Price	Date	(#)(1)		($)(2)	(#)	($)

Paul J. Lawrence							7,600	(3)	$87,382
President and Chief Executive							24,699	(4)	$283,979
Officer, Head Global Banking of							94,688	(5)	$1,088,683
and Markets, Americas							211,307	(6)	$2,429,521

Gerard Mattia							5,984	(7)	$68,802
Senior Executive Vice President							31,699	(5)	$364,462
& Chief Financial Officer							130,716	(6)	$1,502,919

Janet L. Burak(13)	30,696	(8)			$16.0344	11/13/2010	28,603	(4)	$328,865
Senior Executive							36,267	(9)	$416,983
Vice President &General Counsel							88,887	(6)	$1,021,986
and Regional Compliance Officer North America

Christopher Davies	5,164	(8)			GBP 7.5919	04/23/2011	3,230	(3)	$37,137
Senior Executive Vice President,
Head of Commercial Banking	5,738	(8)			GBP 7.3244	05/07/2012	42,311	(9)	$486,474
							69,715	(6)	$801,554

Marlon Young							4,131	(10)	$47,497
Managing Director,							42,746	(11)	$491,476
Private Banking Americas							46,008	(12)	$528,981
							167,316	(6)	$1,923,730

(1)	Share amounts do not include additional awards accumulated over the vesting periods, including any adjustments for the rights issue completed in April 2009.

(2)	The market value of the shares on December 31, 2009 was GBP 7.088 and the exchange rate from GBP to U.S. dollars was 1.62212.

(3)	One-third of this award vested on March 5, 2008, one-third on March 5, 2009 and one-third will vest on February 28, 2010.

(4)	This award will vest in full on March 30, 2010.

(5)	This award will vest in full on March 3, 2011.

(6)	This award will vest in full on March 5, 2012.

(7)	One-third of this award vested on March 3, 2008 and one-third on March 3, 2009. One-third of this award will vest on March 3, 2010.

(8)	Reflects fully vested options adjusted for rights issue completed in April 2009.

(9)	This award will vest in full on March 31, 2011.

(10)	Sixty-five percent of the original award amount vested over 2007 and 2008, twenty-two percent vested on March 5, 2009. Thirteen percent will vest on January 31, 2010.

(11)	This award will vest in full on March 5, 2010.

(12)	One-third of this award vested on March 3, 2009. One-third of this award will vest on March 5, 2010 and one-third will vest on February 28, 2011.

(13)	Option awards shown for Ms. Burak were awarded prior to joining HSBC USA.

Option Exercises and Stock Vested Table

	Option Awards			Stock Awards
	Number of Shares		Value Realized	Number of Shares		Value Realized
	Acquired on		on Exercise	Acquired on Vesting		on Vesting
Name	Exercise (#)		($)(1)	(#)(2)		($)(1)

Paul J. Lawrence				8,604	(3)	$48,714
President and Chief Executive Officer, Head of Global Banking and Markets, Americas				8,145	(4)	$52,604
Gerard Mattia				6,776	(5)	$38,365
Senior Executive Vice President & Chief Financial Officer
Janet L. Burak				39,480	(6)	$226,674
Senior Executive Vice President & General Counsel and Regional Compliance Officer North America				22,955	(7)	$168,571
Christopher Davies	3,441	(14)	$3,160	2,486	(8)	$14,075
Senior Executive Vice President, Head of Commercial Banking				3,657	(9)	$20,705

Marlon Young				24,282	(11)	$137,481
Managing Director, Private Banking Americas				39,634	(12)	$285,689
				28,586	(13)	$161,849
				8,049	(10)	$45,572

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise/release and the exchange rate from GBP to USD on the date of settlement.

(2)	Includes the release of additional awards accumulated over the vesting period and resulting from the rights issue completed in April 2009.

(3)	Includes the release of 7,599 shares granted on March 5, 2007.

(4)	Includes the release of 5,979 performance shares granted on March 6, 2006.

(5)	Includes the release of 5,984 shares granted on March 5, 2007.

(6)	Includes the release of 29,513 shares granted on March 31, 2006.

(7)	Includes the release of 20,004 performance based restricted stock rights awarded on April 30, 2004.

(8)	Includes the release of 2,118 shares granted on March 6, 2006.

(9)	Includes the release of 3,230 shares granted on March 5, 2007.

(10)	Includes the release of 6,991 shares granted on April 28, 2006.

(11)	Includes the release of 23,004 shares granted on March 3, 2008

(12)	Includes the release of 29,628 shares granted on April 28, 2006.

(13)	Includes the release of 24,898 shares granted on April 28, 2006.

(14)	Includes the exercise of 2,999 options granted on April 3, 2000.

Pension Benefits

		Number of
		Years	Present Value		Payments
		Credited	of Accumulated		During Last
Name	Plan Name(1)	Service (#)	Benefit ($)		Fiscal Year ($)

Paul J. Lawrence(2)	ISRBS	26.8	$2,702,066	(3)
President and Chief Executive Officer, Head of Global Banking and Markets, Americas
Gerard Mattia	RIP — Account Based	5.3	$24,507
Senior Executive Vice President & Chief Financial Officer
Janet L. Burak	RIP — Household	17.8	$470,544
Senior Executive Vice President & General Counsel and	SRIP — Household	17.8	$1,763,302
Regional Compliance Officer North America
Christopher Davies	DBS Scheme	24.3	$608,912	(3)
Senior Executive Vice President, Head of Commercial Banking
Marlon Young	RIP — Account Based	3.8	$19,540
Managing Director, Private Banking Americas

(1)	Plan described under Savings and Pension Plans.

(2)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $3,159,032.

(3)	The amount was converted from GBP to USD using the exchange rate of 1.62212 as of December 31, 2009.

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

Supplemental Retirement Income Plan (SRIP)

The Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) is a non-qualified defined benefit retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the RIP due to legal constraints applicable to all qualified plans. For example, the maximum amount of compensation during 2009 that can be used to determine a qualified plan benefit is $245,000 and the maximum annual benefit commencing at age 65 in 2009 is $195,000. SRIP benefits are calculated without regard to these limits but are reduced effective January 1, 2008, for compensation deferred to the HSBC-North America Non-Qualified Deferred Compensation Plan (“NQDCP”). The resulting benefit is then reduced by the value of qualified benefits payable by RIP so that there is no duplication of payments. Benefits are paid in a lump sum to executives covered by a Household or Account Based Formula between July and December in the calendar year following the year of termination.

Formulas for Calculating Benefits

Household Formula: Applies to executives who were hired after December 31, 1989, but prior to January 1, 2000, by Household International, Inc. The normal retirement benefit at age 65 is the sum of (i) 51% of average salary that does not exceed the integration amount and (ii) 57% of average compensation in excess of the integration amount. For this purpose, compensation includes total base wages and bonuses (as earned) (effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP) and are averaged over the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement. The integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro-rata for executives who retire with less than 30 years of service. If an executive has more than 30 years of service, the percentages in the formula, (the 51% and 57%) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit percentages (51% and 57%) are reduced. As further described in Note 22, “Pension and Other Postretirement Benefits” in the accompanying consolidated financial statements, effective January 1, 2011, a cash balance based formula will replace this formula and impact the calculation of these benefits as of January 1, 2011.

Account Based Formula: Applies to executives who were hired by Household International, Inc. after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA after December 31, 1996 and became participants in the Retirement Income Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual salary for each calendar year of employment. For this purpose, compensation includes total base wages and cash incentives (as paid) (effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP.) At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.

Provisions Applicable to All Formulas: The amount of compensation used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2009 is $245,000. The limit for years after 2009 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).

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

Present Value of Accumulated Benefits

For the Account Based formula: The value of the notional account balances currently available on December 31, 2009.

For other formulas: The present value of benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company’s audited financial statements for the period ending December 31, 2009. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2009.

Deferred Compensation Plans

Tax Reduction Investment Plan HSBC North America maintains the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $16,500 (plus an additional $5,500 catch-up contribution for participants age 50 and over), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.

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

Supplemental Tax Reduction Investment Plan HSBC North America also maintains the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is an unfunded plan for eligible employees of HSBC USA and its participating subsidiaries who are legacy Household employees and whose compensation exceeds limits imposed by the Internal Revenue Code. Beginning January 1, 2008, STRIP participants receive a 6% contribution for such excess compensation, reduced by any amount deferred under the NQDCP, invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant.

Non-Qualified Deferred Compensation Plan HSBC North America maintains the NQDCP for the highly compensated employees in the organization, including executives of HSBC USA. The named executive officers are eligible to contribute up to 80 percent of their salary and/or cash bonus compensation in any plan year. Participants are required to make an irrevocable election with regard to the percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment.

For either the scheduled in-service withdrawal or payment upon termination, the participant may elect either a lump sum payment, or if the participant has over 10 years of service, installment payments over 10 years. Due to the unfunded nature of the plan, participant elections are deemed investments whose gains or losses are calculated by reference to actual earnings of the investment choices. In order to provide the participants with the maximum amount of protection under an unfunded plan, a Rabbi Trust has been established where the participant contributions are segregated from the general assets of HSBC USA. The Investment Committee for the plan endeavors to invest the contributions in a manner consistent with the participant’s deemed elections reducing the likelihood of an underfunded plan.

Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans

	Non-Qualified		Supplemental
	Deferred		Tax Reduction
	Compensation		Investment
	Plan(1)		Plan(2)
	Executive		HSBC USA		Aggregate	Aggregate
	Contributions in		Contributions in	Aggregate	Withdrawals/	Balance at
Name	2009		2009	Earnings in 2009	Distributions	12/31/2009

Paul J. Lawrence	N/A		N/A	N/A	N/A	N/A
President and Chief Executive Officer, Head of Global Banking and Markets
Gerard Mattia	$74,146	(3)	N/A	$78,168	$0	$238,704
Senior Executive Vice President & Chief Financial Officer
Janet L. Burak	$101,116	(4)	$25,131	$162,313	$0	$963,615
Senior Executive Vice President & General Counsel and Regional Compliance Officer North America
Christopher Davies	N/A		N/A	N/A	N/A	N/A
Senior Executive Vice President, Head of Commercial Banking
Marlon Young	N/A		N/A	N/A	N/A	N/A
Managing Director, Private Banking Americas

(1)	The HSBC-North America Non-Qualified Deferred Compensation Plan (“NQDCP”) is described under Savings and Pension Plans.

(2)	The Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”) is described under Savings and Pension Plans. Company contributions are invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. Distributions are made in a lump sum upon termination of employment. These figures are also included in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column of the Summary Compensation Table.

(3)	Mr. Mattia’s elective deferrals into the NQDCP during 2009 consist of $74,146 of the 2009 base salary disclosed in the Summary Compensation Table.

(4)	Ms. Burak’s elective deferrals into the NQDCP during 2009 consist of $57,116 of the 2009 base salary disclosed in the Summary Compensation Table and $44,000 of the 2008 bonus disclosed in the Summary Compensation Table.

Potential Payments Upon Termination Or Change-In-Control

The following tables describe the payments that HSBC USA would be required to make as of December 31, 2009, to Mr. Lawrence, Mr. Mattia, Ms. Burak, Mr. Davies and Mr. Young as a result of their termination, retirement, disability or death or a change in control of the company as of that date. The specific circumstances that would trigger such payments are identified in the tables. The amounts and terms of such payments are defined by HSBC’s employment and severance policies, and the particular terms of any equity-based awards.

Paul J. Lawrence

Executive Benefits						Involuntary			Voluntary for				Change in
and Payments	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary

Bonus

Long Term Award

Restricted Stock		$340,625	(1)	$340,625	(1)	$340,625	(1)		$340,625	(1)	$371,591	(2)	$371,591	(2)

Restricted Stock/Units		$4,397,229	(2)	$4,397,229	(2)	$4,397,229	(2)		$4,397,229	(2)	$4,397,229	(2)	$4,397,229	(2)

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

Gerard Mattia

Executive Benefits						Involuntary			Voluntary for				Change in
and Payments	Voluntary			Normal		Not For Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary						$127,500	(1)

Bonus

Long Term Award

Restricted Stock/Units		$2,347,025	(2)	$2,347,025	(2)	$2,347,025	(2)		$2,347,025	(2)	$2,347,025	(2)	$2,347,025	(2)

(1)	Under the terms of the HSBC-North America (U.S.) Severance Pay Plan, Mr. Mattia would receive 26 weeks of his current salary upon separation from the company.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

Janet L. Burak

Executive Benefits						Involuntary Not for			Voluntary for				Change in
and Payments	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary						$359,615	(1)

Bonus

Long Term Award

Restricted Stock		$696,493	(2)	$696,493	(2)	$696,493	(2)		$696,493	(2)	$948,091	(3)	$948,091	(3)

Restricted Stock/Units		$1,218,491	(3)	$1,218,491	(3)	$1,218,491	(3)		$1,218,491	(3)	$1,218,491	(3)	$1,218,491	(3)

(1)	Under the terms of the HSBC-North America (U.S.) Severance Pay Plan, Ms. Burak would receive 34 weeks of her current salary upon separation from the company.

(2)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(3)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

Christopher P. Davies

Executive Benefits						Involuntary Not for			Voluntary for				Change in
and Payments	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary

Bonus

Long Term Incentive

Restricted Stock		$352,375	(1)	$352,375	(1)	$352,375	(1)		$352,375	(1)	$604,072	(2)	$604,072	(2)

Restricted Stock/Units		$1,005,211	(2)	$1,005,211	(2)	$1,005,211	(2))		$1,005,211	(2)	$1,005,211	(2)	$1,005,211	(2)

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

Marlon Young

Executive Benefits						Involuntary			Voluntary for				Change in
and Payments	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary						$86,538	(1)

Bonus

Long Term Award

Restricted Stock:

Unvested and Accelerated		$3,686,862	(2)	$3,686,862	(2)	$3,686,862	(2)		$3,686,862	(2)	$3,686,862	(2)	$3,686,862	(2)

(1)	Under the terms of the HSBC-North America (U.S.) Severance Pay Plan, Mr. Young would receive 12 weeks of his current salary upon separation from the company.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

Director Compensation

The following table and narrative text discusses the compensation awarded to, earned by or paid to our Non-Executive Directors in 2009. Executive directors Brendan P. McDonagh and Michael F. Geoghegan receive no additional compensation for their service on the Board of Directors.

Director Compensation

					Change in
					Pension Value
					And
	Fees Earned or			Non-Equity	Non-Qualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)(1)	($)(2)	($)(3)	($)(4)	Earnings ($)(5)	($)(6)	($)

Salvatore H. Alfiero	$290,000	$0	$0	$0	$37,500	$1,730	$329,230
William R.P. Dalton	$225,000	$0	$0	$0	$0	$1,730	$226,730
Anthea Disney	$225,000	$0	$0	$0	$185,849	$1,730	$412,579
Michael F. Geoghegan(8)	$0	$0	$0	$0	$0	$0	$0
Louis Hernandez, Jr.	$235,000	$0	$0	$0	$0	$1,730	$236,730
Richard A. Jalkut	$235,000	$0	$0	$0	$0	$1,730	$236,730
Brendan P. McDonagh(7)	$0	$0	$0	$0	$0	$0	$0

(1)	The non-management Directors of HSBC USA receive an annual cash retainer of $210,000 for board membership on HSBC North America and HSBC USA. Mr. Alfiero’s compensation is grandfathered at an amount equal to his 2007 Board and Committee compensation; he received an additional $80,000 accordingly. Ms. Disney and Messrs. Dalton, Hernadez and Jalkut each receive $15,000 for their membership on the HSBC USA Audit Committee. Messrs. Hernandez and Jalkut also receive $10,000 for their membership on the HSBC USA Fiduciary Committee. Other than as stated above, HSBC USA does not pay additional compensation for committee membership, or meeting attendance fees to its Directors. Directors who are employees of HSBC USA or any of its affiliates do not receive any additional compensation related to their Board service.

Non-management Directors elected prior to 1999 may elect to participate in the HSBC USA/HBUS Plan for Deferral of Directors’ Fees. Under this plan, they may elect to defer receipt of all or a part of their retainer. The deferred retainers accrue interest on a quarterly basis at the one year Employee Extra CD rate in effect on the first business day of each quarter. Upon retirement from the Board, the deferrals plus interest are paid to the Director in quarterly or annual installments over a five or ten year period. No eligible Director elected to defer receipt of their 2009 retainer into the HSBC USA/HBUS Plan for Deferral of Directors’ Fees. Ms. Disney, however, participates in the HSBC North America Directors Non-Qualified Deferred Compensation Plan and elected to defer all fees earned in 2009.

(2)	HSBC USA does not grant stock awards to its non-management directors nor do any portions of employee directors’ stock awards reflect services related to their Board positions.

(3)	HSBC USA does not grant stock option awards to its non-management directors.

(4)	HSBC USA does not award non-equity incentive plan compensation to its non-management directors nor does any portion of the employee directors’ non-equity incentive plan compensation reflect compensation for services related to their Board positions.

(5)	The HSBC USA Director Retirement Plan covers non-management directors elected prior to 1998 and excludes those serving as directors at the request of HSBC. Eligible directors with at least five years of service will receive quarterly retirement benefit payments commencing at the later of age 65 or retirement from the Board, and continuing for ten years. The annual amount of the retirement benefit is a percent of the annual retainer in effect at the time of the last Board meeting the director attended. The percentage is 50 percent after five years of service and increases by five percent for each additional year of service to 100 percent upon completion of 15 years of service. If a director who has at least five years of service dies before the retirement benefit has commenced, the director’s beneficiary will receive a death benefit calculated as if the director had retired on the date of death. If a retired director dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to the director’s beneficiary. The plan is unfunded and payment will be made out of the general funds of HSBC USA or HSBC Bank USA.

(6)	Non-management directors are offered, on terms that are not more favorable than those available to the general public, a MasterCard/Visa credit card issued by one of our subsidiaries with a credit limit of $15,000. HSBC USA guarantees the repayment of amounts charged on each card. We provide each Director with $250,000 of accidental death and dismemberment insurance and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,730 per annum for each participating director. Premiums are pro-rated to the calendar quarter for participating Directors with less than one full calendar year of service on the Board. Under HSBC USA’s Matching Gift Program, HSBC USA matches charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), with a double match for the first $500 donated to higher education institutions (both public and private) and eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations. Each current independent Director may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program.

(7)	Service on the Board began May 7, 2009.

(8)	Service on the Board concluded May 7, 2009.

Compensation Policies and Practices Related to Risk Management

All HSBC USA employees are eligible for some form of incentive compensation; however, those who actually receive payments are a subset of eligible employees, based on position held and individual and business performance. Employees participate in either the annual discretionary cash award plan, the primary incentive compensation plan for all employees, or in formulaic plans, which are maintained for specific groups of employees who are typically involved in production/call center or direct sales environments.

A key feature of HSBC’s compensation policy is that it is risk informed, seeking to ensure that risk based returns on capital are factored into the determination of variable compensation and that bonus pools are calculated only after appropriate risk based return has accrued on shareholders’ capital. We apply Economic Profit (calculated as the average annual difference between return on invested capital and HSBC’s benchmark cost of capital) and other metrics to develop variable compensation levels and target a 15% to 19% return on shareholder funds. These requirements are built into the balanced scorecard of the senior HSBC executives and are incorporated in regional and business scorecards in an aligned manner, thereby ensuring that return, risk, and efficient capital usage shape reward considerations. The HSBC Group Chief Risk Officer and the Global Risk Function of HSBC provide input into the balanced scorecard, ensuring that key risk measures are included.

The use of a balanced scorecard framework ensures an aligned set of objectives and impacts the level of individual compensation received, as achievement of objectives is an important determinant of the level of variable compensation awarded under the annual discretionary cash award plan. Objectives are set under four categories; Financial, Process (including risk mitigation), Customer, and People. While the achievement of financial objectives is very important, the other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are also key measures of performance that influence reward levels.

Risk oversight of formulaic plans is ensured through formal policies of HSBC requiring that the HSBC North America Chief Credit Officer approve all plans relating to the sale of “credit,” which are those plans that impact employees selling loan products such as credit cards.

Incentive compensation awards are also impacted by controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring excessive risk taking is avoided at all times. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of the risk appetite process for HSBC USA. Risk Appetite is annually reviewed and approved by the HSBC North America Risk Management Committee and HSBC North America Board Audit Committee.

Risk Adjustment of Incentive Compensation

HSBC USA uses a number of techniques to ensure that the amount of incentive compensation received by an employee appropriately reflects risk and risk outcomes, including risk adjustment of awards, deferral of payment, appropriate performance periods, and reducing sensitivity to short-term performance. The techniques used vary depending on whether the incentive compensation is paid under the general discretionary cash award plan or a formulaic plan.

The discretionary plan is designed to allow managers to exercise judgment in making variable pay award recommendations, subject to appropriate oversight. A primary consideration when making award recommendations for an employee participating in the discretionary plan is performance against the objectives established in the balanced scorecard. Where objectives have been established with respect to risk and risk outcomes, managers consider performance against these objectives when making variable pay award recommendations.

Participants in the discretionary plan are subject to minimum deferral guidelines for variable pay awards. Deferral rates applicable to variable pay for performance year 2009, payable in 2010, range from 0-60% and increase relative to the level of total compensation earned. Variable pay is deferred through the use of Restricted Share Units with three-year graded vesting so that the economic value of amounts deferred will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released.

Employees who terminate employment as “bad leavers” forfeit all unvested equity awards. A claw back provision has been added to all awards granted after January 1, 2010, as further described under the section “Reduction or Cancellation of Long-Term Equity Awards” under Compensation Discussion and Analysis.

Employees in formulaic plans are held to performance standards that may result in a loss of incentive compensation when quality standards are not met. For example, participants in these plans may be subject to a reduction in future commission payments if they commit a “reportable event” (e.g., an error or omission resulting in a loss or expense to the company) or fail to follow required regulations, procedures, policies, and/or associated training. Participants may be altogether disqualified from participation in the plans for unethical acts, breach of company policy, or any other conduct that, in the opinion of HSBC USA, is sufficient reason for disqualification or subject to a recapture provision if it is determined that commissions were paid in excess of the amount that should have been paid. Some formulaic incentive plans include limits or caps on the financial measures that are considered in the determination of incentive award amounts.

Performance periods for the formulaic plans are often one month or one quarter, with features that may reserve or hold back a portion of the incentive award earned until year-end. This design is a conscious effort to align the reward cycle to the successful performance of job responsibilities, as longer performance periods may fail to adequately reinforce the desired behaviors on the part of plan participants.

Incentive Compensation Monitoring

HSBC North America monitors and evaluates the performance of its incentive compensation arrangements, both the discretionary and formulaic plans, to ensure adequate focus and control.

The nature of the discretionary plan allows for compensation decisions to reflect individual and business performance based on balanced scorecard achievements. Payments under the discretionary plan are not tied to formula, which enables payments to be adjusted as appropriate based on individual performance, business performance, and risk assessment. Balanced scorecards may also be updated as needed by leadership during the performance year to reflect significant changes in the operating plan, risk, or business strategy of HSBC USA. Additionally, the discretionary plan is reviewed annually by REMCO to ensure that it is meeting the desired objectives. The review includes a comparison of actual payouts against the targets established, a cost/benefit analysis, the ratio of payout to overall business performance, and a review of any unintended consequences (e.g., deteriorating service standards).

Formulaic programs are reviewed and revised annually by HSBC North America Human Resources using an incentive plan review template, which highlights basic identifiers for overall plan performance. The review includes: an examination of overall plan expenditures versus actual business performance versus planned expenditures; an examination of individual pay out levels within plans; a determination of whether payment levels align with expected performance levels and market indicators; and a determination of whether the compensation mix is appropriate for the role utilizing market practice and business philosophy.

In addition to the annual review, plan performance is monitored regularly by the business management and periodically by HSBC North America Human Resources, which tracks plan expenditures and plan performance to ensure that plan payouts are consistent with expectations. Calculations for plans are performed systematically based on plan measurement factors to ensure accurate calculation of incentives and all performance payouts are subject to the review of the designated plan administrator to ensure payment and performance of the plan are tracking in line with expectations. Plan inventories are refreshed during the course of the year to identify plans to be eliminated, consolidated, or restructured based on analysis of effectiveness. Finally, all plans contain provisions that enable modification of the plan if necessary to meet business objectives.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

HSBC USA Inc.’s common stock is 100 percent owned by HSBC North America Inc. (“HNAI”). HNAI is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2010, of HSBC ordinary shares or interests in HSBC ordinary shares and HSBC’s American Depositary Shares, Series A, by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares. No director or executive officer of HSBC USA owned any of HSBC USA’s outstanding series of preferred stock at January 31, 2010.

	Number of	HSBC Ordinary	HSBC			HSBC
	HSBC	Shares That	Restricted			Holdings plc
	Ordinary	May Be Acquired	Shares	Number of		American
	Shares	Within 60 Days	Released	HSBC Ordinary	Total HSBC	Depositary
	Beneficially	By Exercise of	Within 60	Share	Ordinary	Shares,
	Owned(1)(2)	Options(3)	Days(4)	Equivalents(5)	Shares	Series A(6)

Directors
Salvatore H. Alfiero	583,655	-	-	-	583,655	456,000
William R. P. Dalton	71,296	-	-	-	83,251	-
Anthea Disney	60	30,696	-	-	30,756	-
Irene M. Dorner	37,955	-	11,751	-	49,706	-
Louis Hernandez, Jr.	250	-	-	-	250	-
Richard A. Jalkut	250	-	-	-	250	-
Brendan P. McDonagh	142,327	-	47,177	-	189,504	-
Named Executive Officers
Paul J. Lawrence	180	-	42,458	-	42,638	-
Gerard Mattia	23,253	-	7,985	-	31,238	-
Janet L. Burak	97,956	30,696	37,427	-	166,079	-
Christopher Davies	18,145	10,902	4,309	-	33,356	-
Marlon Young	693	-	62,398	-	63,091	-
All directors and executive officers as a group	1,246,868	303,426	360,343	-	1,910,637	456,000

(1)	Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Mr. Alfiero, 16,995; Ms. Burak, 1,285; and Mr. Dalton, 59,341; and directors and executive officers as a group, 77,621.

(2)	Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2010 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2010 pursuant to the satisfaction of certain conditions.

(5)	Represents the number of ordinary share equivalents owned by executive officers under HSBC-North America (U.S.) Tax Reduction Investment Plan and HSBC-North America Employee Non-Qualified Deferred Compensation Plan. Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(6)	Each depositary share represents one-fortieth of a share of HSBC’s 6.20% Non-Cumulative Dollar Preference Shares, Series A. Mr. Alfiero has sole voting and investment power over the shares listed above, except that for the 6,000 shares held by immediate family, voting and investment power is shared (or presumed to be shared).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the fiscal year ended December 31, 2009, HSBC USA was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest. During 2009, HSBC Bank USA provided loans to certain directors and executive officers of HSBC USA and its subsidiaries in the ordinary course of business. Such loans were provided on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to HSBC USA and do not involve more than the normal risk of collectability or present other unfavorable features.

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

Director Independence

The HSBC USA Inc. Corporate Governance Standards, together with the charters of the committees of the Board of Directors, provide the framework for HSBC USA’s corporate governance. Director independence is defined in the HSBC USA Inc. Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange. The HSBC USA Inc. Corporate Governance Standards are available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

According to the HSBC USA’s Inc. Corporate Governance Standards, a majority of the members of the Board of Directors must be independent. The composition requirement for each committee of the Board of Directors is as follows:

Committee	Independence/Member Requirements

Audit Committee	Chair and all voting members
Fiduciary Committee	Chair and all voting members
Executive Committee	Chair and all voting members, other than the Chief Executive Officer

Ms. Disney and Messrs. Alfiero, Dalton, Hernandez and Jalkut are considered to be independent directors. Ms. Dorner currently serves as President and Chief Executive Officer of HSBC USA and HSBC Bank USA. Mr. McDonagh currently serves as a director and Chief Executive Officer of HSBC North America and Group Managing Director at HSBC. Because of the positions held by Ms. Dorner and Mr. McDonagh, they are not considered to be independent directors. Michael F. Geoghegan was a director until May 2009 and is currently a director of HSBC North America. Mr. Geoghegan serves as Group Chief Executive at HSBC. Because of the positions held by Mr. Geoghegan, he was not considered to be an independent director.

See Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance — Board of Directors — Committees and Charters for more information about our Board of Directors and its committees.

Item 14. Principal Accounting Fees and Services

Audit Fees.  The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2009 and 2008 was $6 million and $9 million, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.

Audit Related Fees.  The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2009 and 2008 was $416,000 and $704,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.

Tax Fees.  Total fees billed by KPMG LLP for tax related services for the fiscal years ended December 31, 2009 and 2008 were $8,000 and $11,000, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.

All Other Fees.  Other than those fees described above, there were no other fees billed for services performed by KPMG LLP during the fiscal years ended December 31, 2009 and December 31, 2008.

All of the fees described above were approved by HSBC USA’s Audit Committee.

The Audit Committee has a written policy that requires pre-approval of all services to be provided by KPMG LLP, including audit, audit-related, tax and all other services. Pursuant to the policy, the Audit Committee annually pre-approves the audit fee and terms of the audit services engagement. The Audit Committee also approves a specified list of audit, audit-related, tax and permissible non-audit services deemed to be routine and recurring services. Any service not included on this list must be submitted to the Audit Committee for pre-approval. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Chair of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 1, 2010 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

HSBC USA Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income (Loss)
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholders’ Equity
HSBC Bank USA, National Association and Subsidiaries:
Consolidated Balance Sheet
Notes to Financial Statements

(a)(2) Not applicable.

(a)(3) Exhibits

3(i)	Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000; Exhibit 3 to HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 9, 2000; Exhibits 3.2 and 3.3 to HSBC USA Inc.’s Current Report on Form 8-K dated March 30, 2005, filed with the Securities and Exchange Commission on April 4, 2005; Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K dated October 11, 2005, filed with the Securities and Exchange Commission on October 14, 2005 and Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K dated May 18, 2006, filed with the Securities and Exchange Commission on May 22, 2006).
3(ii)	By-Laws (incorporated by reference to Exhibit 3.3 of HSBC USA Inc.’s Current Report on Form 8-K dated February 20, 2009, filed with the Securities and Exchange Commission on February 24, 2009).
4.1	Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Wells Fargo Bank, National Association, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-158358, filed with the Securities and Exchange Commission on April 2, 2009).
4.2	Senior Indenture, dated as of March 31, 2006, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-133007, filed with the Securities and Exchange Commission on April 5, 2006; Exhibit 4.16 to HSBC USA Inc.’s Current Report on Form 8-K dated April 21, 2006 and filed with the Securities and Exchange Commission on April 21, 2006; Exhibit 4.17 to HSBC USA Inc.’s Current Report on Form 8-K dated August 15, 2008 and filed with the Securities and Exchange Commission on August 15, 2008; Exhibit 4.18 to HSBC USA Inc.’s Current Report on Form 8-K dated August 15, 2008 and filed with the Securities and Exchange Commission on August 15, 2008; Exhibit 4.19 to HSBC USA Inc.’s Current Report on Form 8-K dated December 16, 2008 and filed with the Securities and Exchange Commission on December 16, 2008; and Exhibit 4.20 to HSBC USA Inc.’s Current Report on Form 8-K dated December 17, 2008 and filed with the Securities and Exchange Commission on December 17, 2008).
4.3	Senior Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002; and Exhibit 4.1 to HSBC USA Inc.’s Current Report on Form 8-K dated November 21, 2005 and filed with the Securities and Exchange Commission on November 28, 2005).
4.4	Subordinated Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002).
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 5, 2007).
21	Subsidiaries of HSBC USA Inc.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on page 232 of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Index

Accounting:
       new pronouncements  118,140
       policies (critical)  34
       policies (significant)  131
Assets:
       by business segment  194
       consolidated average balances  122
       fair value measurements  203
       nonperforming  74
       trading  45, 143
Asset-backed commercial paper conduits  199
Asset-backed securities  39, 98, 143, 144
Audit committee  101, 227
Auditors’ report:
       financial statement opinion  124
       internal control opinion  125
Balance sheet:
       consolidated  127
       consolidated average balances  122
       review
Basel II  11, 15, 31
Basis of reporting  31, 131
Business:
       consolidated performance review  27
       operations  7
       organization history  4
Capital:
       2010 funding strategy  89
       common equity movements  86
       consolidated statement of changes  128
       regulatory capital  195
       selected capital ratios  86, 196
Cash flow (consolidated)  129
Cautionary statement regarding forward-looking
       statements  14
Collateral — pledged assets  213
Collateralized debt obligations  39, 99
Commercial banking segment results (IFRSs)  63, 194
Consumer finance segment results (IFRSs)  61, 194
Committees  101, 227
Competition  13
Contingent liabilities  213
Controls and procedures  220
Corporate governance and controls  13, 226
Customers  6
Credit card fees  52
Credit quality  30, 69
Credit risk:
       accounting policy  133
       adjustment  26, 213
       component of fair value option  169
       concentration  214
       critical accounting policy  34
       exposure  83
       management  102
       related contingent features  167
       related guarantees  200
Critical accounting policies and estimates  34
Current environment  24
Deferred tax  41, 172
Deposits  46, 85, 159
Derivatives:
       accounting policy  137
       cash flow hedges  164
       critical accounting policy  37, 38
       fair value hedges  162
       notional value  168
       trading and other  165
Directors:
       biographies  220
       board of directors  220
       executive  224
       compensation (executives)  229
       responsibilities  226
Employees:
       compensation and benefits  229
       number of  6
Events after balance sheet date  132
Equity:
       consolidated statement of changes  128
       ratios  87, 196
Equity securities available-for-sale  144
Estimates and assumptions  34, 132
Executive overview  24
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  204
       assets and liabilities recorded at fair value on a
          non-recurring basis  207
       control over valuation process  95
       financial instruments  208
       hierarchy  95
       transfers into (out of) level three  97, 206
       valuation techniques  209
Financial assets:
       designated at fair value  168
       reclassification under IFRSs  65
Financial highlights metrics  23
Financial liabilities:
       designated at fair value  169
       fair value of financial liabilities  204, 209
Forward looking statements  14

Funding  6, 30, 85
Future prospects  31
Gains less losses from securities  54, 150
Global Banking and Markets:
       balance sheet data (IFRSs)  194
       loans and securities reclassified (IFRSs)  65
       segment results (IFRSs)  64, 194
Geographic concentration of receivables  215
Goodwill:
       accounting policy  137
       critical accounting policy  36
       impairment  36
Guarantee arrangements  200
Impairment:
       available-for-sale securities  147
       credit losses  26, 50, 77, 155
       nonperforming loans  74
       impaired loans  75
Income (loss) from financial instruments designated at
       fair value, net  56, 168
Income statement (consolidated)  126
Intangible assets  157
Income taxes:
       accounting policy  139
       critical accounting policy — deferred taxes  41
       expense  170
Internal control  220
Interest rate risk  106
Key performance indicators  23
Legal proceedings  22
Leveraged finance transactions  168
Liabilities:
       commitments, lines of credit  92, 201
       deposits  46, 85, 159
       financial liabilities designated at
          fair value  169
       long-term debt  47, 160
       short-term borrowings  47, 159
       trading  45, 143
Lease commitments  90, 214
Liquidity and capital resources  85
Liquidity risk  104
Litigation  22, 214
Loans:
       by category  43, 152
       by charge-off (net)  72
       by delinquency  70
       criticized assets  75
       geographic concentration  215
       held for sale  44, 156
       impaired  75
       nonperforming  74
       overall review  43
       purchases from HSBC Finance  26, 152, 188
       risk concentration  214
       troubled debt restructures  154
Loan impairment charges — see Provision for
       credit losses
Market risk  109
Market turmoil:
       current environment  24
       exposures  26
       impact on liquidity risk  85
       special purpose entities  197
       structured investment vehicles  197
Monoline insurers  26, 65, 84, 149
Mortgage lending products  43, 152
Mortgage servicing rights  41, 157
Net interest income  48
New accounting pronouncements  118, 140
Off balance sheet arrangements  90
Operating expenses  57
Operational risk  114
Other revenue  52
Other segment results (IFRSs)  68, 194
Pension and other postretirement benefits:
       accounting policy  139
Performance, developments and trends  27
Personal financial services segment
       results (IFRSs)  59, 194
Pledged assets  213
Private banking segment results (IFRSs)  67, 194
Profit (loss) before tax:
       by segment — IFRSs  194
       consolidated  126
Properties  21
Property, plant and equipment:
       accounting policy  137
Provision for credit losses  28, 50
Ratios:
       capital  87, 196
       charge-off (net)  72
       credit loss reserve related  77
       earnings to fixed charges — Exhibit 12
       efficiency  29, 58
       financial  23
       loans to deposits  23
Reconciliation of U.S. GAAP results to IFRSs  32
Refreshed loan-to-value  43
Regulation  8
Related party transactions  186
Results of operations  48
Risks and uncertainties  14
Risk elements in the loan portfolio  214

Risk factors  14
Risk management:
       credit  102
       compliance  115
       fiduciary  116
       interest rate  106
       liquidity and capital  85, 104
       market, (turmoil)  24, 109
       operational  114
       reputational  117
Securities:
       fair value  144, 204
       impairment  146
       maturity analysis  150
Segment results — IFRSs basis:
       personal financial services  59
       consumer finance  61
       commercial banking  63
       global banking and markets  64
       private banking  67
       other  68
       overall summary  58, 191
Selected financial data  23
Senior management:
       biographies  224
Sensitivity:
       projected net interest income  108
Share-based payments:
       accounting policy  139
Special purpose entities  197
Statement of changes in shareholders’ equity
       (consolidated)  128
Statement of changes in comprehensive income
       (consolidated)  128
Statement of income (loss) (consolidated)  126
Stress testing  197
Table of contents  2
Tax expense  170
Trading:
       assets  45, 143
       derivatives  45, 53, 143
       liabilities  45, 143
       portfolios  143
Trading revenue (net)  53
Troubled debt restructures  154
Value at risk  107
Unresolved staff comments  21

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 1st day of March 2010.

HSBC USA INC.

By:	/s/ Irene M. Dorner
Irene M. Dorner
President & Chief Executive Officer

Each person whose signature appears below constitutes and appoints P.D. Schwartz and M.J. Forde as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this the 1st day of March 2010.

Signature	Title

/s/ (I. M. DORNER) (I. M. Dorner)	President & Chief Executive Officer, Director (as Principal Executive Officer)

/s/ (S. H. ALFIERO) (S. H. Alfiero)	Director

/s/ (W. R. P. DALTON) (W. R. P. Dalton)	Director

/s/ (A. DISNEY) (A. Disney)	Director

/s/ (L. HERNANDEZ, JR.) (L. Hernandez, Jr.)	Director

/s/ (R. A. JALKUT) (R. A. Jalkut)	Director

Signature	Title

/s/ (B. P. MCDONAGH) (B. P. McDonagh)	Chairman and Director

/s/ (G. MATTIA) (G. Mattia)	Senior Executive Vice President and Chief Financial Officer (as Principal Financial Officer)

/s/ (J. T. MCGINNIS) (J. T. McGinnis)	Executive Vice President and Chief Accounting Officer (as Principal Accounting Officer)

Exhibit Index

3(i)	Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000; Exhibit 3 to HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 9, 2000; Exhibits 3.2 and 3.3 to HSBC USA Inc.’s Current Report on Form 8-K dated March 30, 2005, filed with the Securities and Exchange Commission on April 4, 2005; Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K dated October 11, 2005 and filed with the Securities and Exchange Commission on October 14, 2005 and Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K dated May 18, 2006, filed with the Securities and Exchange Commission on May 22, 2006).
3(ii)	By-Laws (incorporated by reference to Exhibit 3.3 of HSBC USA Inc.’s Current Report on Form 8-K dated February 20, 2009 and filed with the Securities and Exchange Commission on February 24, 2009).
4.1	Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Wells Fargo Bank, National Association, as trustee, as amended and supplement (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-158358, filed with the Securities and Exchange Commission on April 2, 2009).
4.2	Senior Indenture, dated as of March 31, 2006, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-133007, filed with the Securities and Exchange Commission on April 5, 2006; Exhibit 4.16 to HSBC USA Inc.’s Current Report on Form 8-K dated April 21, 2006 and filed with the Securities and Exchange Commission on April 21, 2006; Exhibit 4.17 to HSBC USA Inc.’s Current Report on Form 8-K dated August 15, 2008 and filed with the Securities and Exchange Commission on August 15, 2008; Exhibit 4.18 to HSBC USA Inc.’s Current Report on Form 8-K dated August 15, 2008 and filed with the Securities and Exchange Commission on August 15, 2008; Exhibit 4.19 to HSBC USA Inc.’s Current Report on Form 8-K dated December 16, 2008 and filed with the Securities and Exchange Commission on December 16, 2008; and Exhibit 4.20 to HSBC USA Inc.’s Current Report on Form 8-K dated December 17, 2008 and filed with the Securities and Exchange Commission on December 17, 2008).
4.3	Senior Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002; and Exhibit 4.1 to HSBC USA Inc.’s Current Report on Form 8-K dated November 21, 2005 and filed with the Securities and Exchange Commission on November 28, 2005).
4.4	Subordinated Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002).
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 5, 2007).
21	Subsidiaries of HSBC USA Inc.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on page 232 of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.