Form 10-Q
period 2010-03-31
HSBC USA INC /MD/
filed 2010-05-07
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7436

HSBC USA Inc.
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation) 452 Fifth Avenue, New York (Address of principal executive offices)	13-2764867 (I.R.S. Employer Identification No.) 10018 (Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2010, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

FORM 10-Q

HSBC USA Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2010	2009

	(in millions)

Interest income:
Loans	$1,211	$1,546
Securities	242	277
Trading assets	32	59
Short-term investments	28	24
Other	11	11

Total interest income	1,524	1,917

Interest expense:
Deposits	163	313
Short-term borrowings	21	19
Long-term debt	140	237

Total interest expense	324	569

Net interest income	1,200	1,348
Provision for credit losses	211	1,174

Net interest income after provision for credit losses	989	174

Other revenues:
Credit card fees	233	357
Other fees and commissions	292	231
Trust income	26	32
Trading revenue (loss)	204	(154)
Net other-than-temporary impairment losses(1)	(28)	(38)
Other securities gains, net	21	47
Servicing and other fees from HSBC affiliates	36	32
Residential mortgage banking revenue (loss)	(37)	65
Gain on instruments designated at fair value and related derivatives	46	112
Other income	158	66

Total other revenues	951	750

Operating expenses:
Salaries and employee benefits	267	291
Support services from HSBC affiliates	518	423
Occupancy expense, net	71	63
Other expenses	210	195

Total operating expenses	1,066	972

Income (loss) before income tax expense	874	(48)
Income tax expense	320	41

Net income (loss)	$554	$(89)

(1)	During the three months ended March 31, 2010, net other-than-temporary impairment (“OTTI”) recoveries on securities available-for-sale and held to maturity totaling $33 million were recognized, which included $61 million in recoveries recognized in accumulated other comprehensive income, partially offset by $28 million of OTTI losses recognized in other revenues. During the three months ended March 31, 2009, $116 million of gross other-than-temporary impairment losses on securities available-for-sale were recognized, of which $78 million was recognized in accumulated other comprehensive income.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2010	2009

	(in millions)

Assets
Cash and due from banks	$2,291	$3,159
Interest bearing deposits with banks (includes $1 million at March 31, 2010 relating to consolidated variable interest entities (VIEs))	32,463	20,109
Federal funds sold and securities purchased under agreements to resell	2,898	1,046
Trading assets	24,215	25,815
Securities available-for-sale (includes $1.0 billion and $1.1 billion at March 31, 2010 and December 31, 2009, respectively, relating to consolidated VIEs that collateralize long-term debt)	33,820	27,806
Securities held to maturity (fair value of $4.0 billion and $2.9 billion at March 31, 2010 and December 31, 2009, respectively and includes $1.2 billion at March 31, 2010 relating to consolidated VIEs, all of which were collateralizing short-term borrowings)	3,867	2,762
Loans (includes $16.0 billion at March 31, 2010 and $16.3 billion at December 31, 2009 relating to consolidated VIEs of which $3.3 billion and $2.7 billion at March 31, 2010 and December 31, 2009, respectively, were collateralizing debt)	75,298	79,489
Less – allowance for credit losses	3,224	3,861

Loans, net	72,074	75,628

Loans held for sale (includes $1.5 billion and $1.1 billion designated under fair value option at March 31, 2010 and December 31, 2009, respectively)	2,608	2,908
Properties and equipment, net	529	533
Intangible assets, net	476	484
Goodwill	2,647	2,647
Other assets (includes $564 million and $585 million at March 31, 2010 and December 31, 2009, respectively, relating to consolidated VIEs)	9,160	8,182

Total assets	$187,048	$171,079

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$18,513	$20,813
Interest bearing (includes $5.1 billion and $4.2 billion designated under fair value option at March 31, 2010 and December 31, 2009, respectively)	71,805	69,894
Deposits in foreign offices:
Noninterest bearing	1,361	1,105
Interest bearing	33,132	26,525

Total deposits	124,811	118,337

Short-term borrowings (includes $3.2 billion at March 31, 2010 relating to consolidated VIEs)	11,541	6,512
Long-term debt (includes $4.8 billion and $4.6 billion designated under fair value option at March 31, 2010 and December 31, 2009, respectively, and $2.2 billion and $3.0 billion at March 31, 2010 and December 31, 2009, respectively, relating to consolidated VIEs of which $2.2 billion and $3.0 billion, respectively, relate to long-term debt collateralized by receivables and available-for-sale securities)	17,334	18,008

Total debt	153,686	142,857

Trading liabilities	10,104	8,010
Interest, taxes and other liabilities (includes $1.0 billion and $1.4 billion at March 31, 2010 and December 31, 2009, respectively, relating to consolidated VIEs)	7,628	5,035

Total liabilities	171,418	155,902

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 shares issued and outstanding at March 31, 2010 and December 31, 2009)	-	-
Additional paid-in capital	13,794	13,795
Retained earnings	581	45
Accumulated other comprehensive loss	(310)	(228)

Total common shareholder’s equity	14,065	13,612

Total shareholders’ equity	15,630	15,177

Total liabilities and shareholders’ equity	$187,048	$171,079

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2010	2009

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-

Additional paid-in capital
Balance at beginning of period	13,795	11,694
Capital contributions from parent	-	1,067
Return of capital on preferred shares issued to CT Financial Services, Inc.	(3)	-
Employee benefit plans and other	2	-

Balance at end of period	13,794	12,761

Retained earnings
Balance at beginning of period	45	245
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	1	-
Adjustment to initially apply new guidance for other-than-temporarily impairment on debt securities, net of tax	-	15

Balance at beginning of period, as adjusted	46	260
Net income (loss)	554	(89)
Cash dividends declared on preferred stock	(19)	(19)

Balance at end of period	581	152

Accumulated other comprehensive income (loss)
Balance at beginning of period	(228)	(787)
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	(246)	-
Adjustment to initially apply new guidance for other-than-temporarily impairment on debt securities, net of tax	-	(15)

Balance at beginning of period, as adjusted	(474)	(802)
Net change in unrealized gains (losses), net of tax on:
Securities available-for-sale, not other-than-temporarily impaired	104	127
Other-than-temporarily impaired securities available for sale(1)	25	(50)
Other-than-temporarily impaired securities held to maturity(1)	26	-
Derivatives classified as cash flow hedges	6	28
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	3	6

Other comprehensive income, net of tax	164	111

Balance at end of period	(310)	(691)

Total shareholders’ equity	$15,630	$13,787

Comprehensive income
Net income (loss)	$554	$(89)
Other comprehensive income, net of tax	164	111

Comprehensive income	$718	$22

(1)	During the three months ended March 31, 2010, net OTTI recoveries on securities available-for-sale and held to maturity totaling $33 million were recognized, which included OTTI losses of $28 million recognized in other revenues. During the three months ended March 31, 2009, $116 million of gross other-than-temporary impairment losses on securities available-for-sale were recognized, of which $38 million was recognized in other revenues (losses).

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31	2010	2009

	(in millions)

Cash flows from operating activities
Net income (loss)	$554	$(89)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154	55
Provision for credit losses	211	1,174
Deferred income tax provision (benefit)	273	(280)
Other-than-temporarily impaired available-for-sale and held to maturity securities	28	38
Realized losses (gains) on securities available for sale	(21)	(47)
Net change in other assets and liabilities	2,161	1,124
Net change in loans held for sale:-
Originations of loans	(947)	(1,952)
Sales and collection of loans held for sale	1,516	1,955
Tax refund anticipation loans transferred:
Originations of loans	(3,068)	(9,000)
Transfers of loans to HSBC Finance, including premium	3,072	9,010
Net change in trading assets and liabilities	2,937	(1,507)
LOCOM on receivables held for sale	(85)	76
Mark-to-market on financial instruments designated at fair value and related derivatives	(46)	(112)
Net change in fair value of derivatives and hedged items	(111)	(424)

Net cash provided by operating activities	6,628	21

Cash flows from investing activities
Net change in interest bearing deposits with banks	(12,354)	9,603
Net change in federal funds sold and securities purchased under agreements to resell	(1,852)	(4,847)
Securities available-for-sale:
Purchases of securities available-for-sale	(12,721)	(4,444)
Proceeds from sales of securities available-for-sale	6,076	3,103
Proceeds from maturities of securities available-for-sale	699	3,454
Securities held to maturity:
Purchases of securities held to maturity	(1,434)	(59)
Proceeds from maturities of securities held to maturity	104	66
Change in loans:
Originations, net of collections	10,944	9,579
Recurring loans purchases from HSBC Finance	(7,834)	(4,599)
Cash paid on bulk purchase of loans from HSBC Finance	-	(8,821)
Loans sold to third parties	(41)	1,824
Net cash used for acquisitions of properties and equipment	(14)	(17)
Other, net	98	333

Net cash provided by (used in) investing activities	(18,329)	5,175

Cash flows from financing activities
Net change in deposits	6,377	(3,727)
Net change in short-term borrowings	5,029	(689)
Change in long-term debt:
Issuance of long-term debt	577	303
Repayment of long-term debt	(980)	(2,486)
Debt repayment by consolidated VIE	(150)	(139)
Capital contribution from parent	-	1,067
Return of capital on preferred shares issued to CT Financial Services, Inc.	(3)	-
Other increases in capital surplus	2	-
Dividends paid	(19)	(19)

Net cash provided by (used in) financing activities	10,833	(5,690)

Net change in cash and due from banks	(868)	(494)
Cash and due from banks at beginning of period	3,159	2,972

Cash and due from banks at end of period	$2,291	$2,478

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$(757)	$(368)
Assumption of indebtedness from HSBC Finance related to the bulk loan purchase	$-	$6,077

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively “HUSI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC USA Inc. and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

During the first quarter of 2010, we adopted new accounting guidance on the consolidation of variable interest entities (“VIEs”) and new disclosure requirements relating to fair value measurements. See Note 19, “New Accounting Pronouncements” for further details and related impacts.

HSBC USA Inc.

2.  Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	March 31,	December 31,
	2010	2009

	(in millions)

Trading assets:
U.S. Treasury	$733	$615
U.S. Government agency	44	34
U.S. Government sponsored enterprises(1)	90	16
Asset-backed securities	1,720	1,815
Corporate and foreign bonds	2,329	2,369
Other securities	76	491
Precious metals	11,827	12,256
Fair value of derivatives	7,396	8,219

	$24,215	$25,815

Trading liabilities:
Securities sold, not yet purchased	$1,102	$131
Payables for precious metals	3,758	2,556
Fair value of derivatives	5,244	5,323

	$10,104	$8,010

(1)	Includes mortgage-backed securities of $61 million and $13 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $29 million and $3 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010 and December 31, 2009, the fair value of derivatives included in trading assets have been reduced by $2.3 billion and $2.7 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At March 31, 2010 and December 31, 2009, the fair value of derivatives included in trading liabilities have been reduced by $5.7 billion and $7.2 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

HSBC USA Inc.

3.  Securities

The amortized cost and fair value of the securities available-for-sale and securities held to maturity portfolios are summarized in the following tables.

		Non-Credit
		Gain (Loss)
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$11,340	$-	$32	$(64)	$11,308
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	56	-	-	(1)	55
Direct agency obligations	1,938	-	2	(49)	1,891
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	6,531	-	116	(12)	6,635
Collateralized mortgage obligations	6,268	-	137	-	6,405
Obligations of U.S. states and political subdivisions	611	-	13	(3)	621
Asset backed securities collateralized by:
Residential mortgages	914	(36)	1	(93)	786
Commercial mortgages	573	-	16	(9)	580
Home equity	581	(13)	-	(161)	407
Auto	46	-	-	-	46
Student loans	34	-	-	(4)	30
Other	123	-	1	(15)	109
Corporate and other domestic debt securities(2)	702	-	8	-	710
Foreign debt securities(2)	3,047	-	60	-	3,107
Equity securities(3)	1,126	-	4	-	1,130

Total available-for-sale securities	$33,890	$(49)	$390	$(411)	$33,820

Securities held to maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,825	$-	$107	$(5)	$1,927
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	108	-	15	-	123
Collateralized mortgage obligations	336	-	26	(1)	361
Obligations of U.S. states and political subdivisions	152	-	5	(1)	156
Asset backed securities collateralized by:
Residential mortgages	192	-	-	(18)	174
Asset backed securities (predominantly credit card ) and other debt securities held by consolidated VIE(5)	1,400	(220)	-	-	1,180
Foreign debt securities	74	-	-	-	74

Total held-to-maturity securities	$4,087	$(220)	$153	$(25)	$3,995

HSBC USA Inc.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$7,448	$-	$27	$(73)	$7,402
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	59	-	-	(1)	58
Direct agency obligations	1,948	-	5	(65)	1,888
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,081	-	93	(13)	4,161
Collateralized mortgage obligations	6,324	-	107	(7)	6,424
Obligations of U.S. states and political subdivisions	741	-	13	(5)	749
Asset backed securities collateralized by:
Residential mortgages	1,041	(55)	1	(122)	865
Commercial mortgages	573	-	7	(14)	566
Home equity	620	(29)	-	(219)	372
Auto	65	-	-	(1)	64
Student loans	35	-	-	(5)	30
Other	23	-	1	-	24
Corporate and other domestic debt securities(2)	872	-	7	(15)	864
Foreign debt securities(2)	3,035	-	44	(3)	3,076
Equity securities(3)	1,260	-	3	-	1,263

Total available-for-sale securities	$28,125	$(84)	$308	$(543)	$27,806

Securities held to maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,854	$-	$103	$(5)	$1,952
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	113	-	12	-	125
Collateralized mortgage obligations	341	-	25	(2)	364
Obligations of U.S. states and political subdivisions	161	-	6	(1)	166
Asset backed securities collateralized by:
Residential mortgages	192	-	1	(21)	172
Foreign debt securities	101	-	-	-	101

Total held-to-maturity securities	$2,762	$-	$147	$(29)	$2,880

(1)	Includes securities at amortized cost of $36 million and $38 million issued or guaranteed by FNMA at March 31, 2010 and December 31, 2009, respectively, and $20 million and $21 million issued or guaranteed by FHLMC at March 31, 2010 and December 31, 2009, respectively.

(2)	At March 31, 2010 and December 31, 2009, other domestic debt securities included $677 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.2 billion and $2.7 billion of securities fully backed by foreign governments, respectively.

(3)	Includes preferred equity securities at amortized cost issued by FNMA of $2.0 million at March 31, 2010 and December 31, 2009. Balances at March 31, 2010 and December 31, 2009 reflect cumulative other-than-temporary impairment charges of $203 million.

(4)	Includes securities at amortized cost of $673 million and $678 million issued or guaranteed by FNMA at March 31, 2010 and December 31, 2009, respectively, and $1.2 billion issued and guaranteed by FHLMC at March 31, 2010 and December 31, 2009.

(5)	Relates to securities held by Bryant Park Funding LLC which is consolidated effective January 1, 2010. See Note 16, “Variable Interest Entities” for additional information.

HSBC USA Inc.

A summary of gross unrealized losses and related fair values as of March 31, 2010 and December 31, 2009, classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
March 31, 2010	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	27	$(47)	$5,935	2	$(17)	$114
U.S. Government sponsored enterprises	27	(28)	1,233	25	(22)	503
U.S. Government agency issued or guaranteed	20	(6)	3,968	30	(6)	557
Obligations of U.S. states and political subdivisions	18	(1)	87	8	(2)	67
Asset-backed securities	12	(26)	100	88	(256)	966
Corporate and other domestic debt securities	4	-	225	-	-	-
Foreign debt securities	3	-	55	1	-	25
Equity securities	-	-	-	-	-	-

Securities available-for-sale	111	$(108)	$11,603	154	$(303)	$2,232

Securities held to maturity:
U.S. Government sponsored enterprises	8	$(5)	$178	1	$-	$-
U.S. Government agency issued or guaranteed	12	(1)	40	5	-	-
Obligations of U.S. states and political subdivisions	25	(1)	9	13	-	21
Asset-backed securities	1	(1)	7	11	(17)	122

Securities held to maturity	46	$(8)	$234	30	$(17)	$143

HSBC USA Inc.

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2009	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	16	$(55)	$2,978	1	$(18)	$94
U.S. Government sponsored enterprises	30	(50)	1,441	27	(16)	262
U.S. Government agency issued or guaranteed	85	(19)	1,509	18	(1)	43
Obligations of U.S. states and political subdivisions	26	(3)	166	11	(2)	79
Asset-backed securities	5	(1)	35	109	(360)	1,137
Corporate and other domestic debt securities	3	(8)	83	2	(7)	43
Foreign debt securities	5	(3)	384	1	-	25
Equity securities	2	-	-	-	-	-

Securities available-for-sale	172	$(139)	$6,596	169	$(404)	$1,683

Securities held to maturity:
U.S. Government sponsored enterprises	10	$(5)	$261	1	$-	$-
U.S. Government agency issued or guaranteed	7	(2)	39	6	-	-
Obligations of U.S. states and political subdivisions	22	(1)	12	12	-	19
Asset-backed securities	1	(1)	6	11	(20)	121

Securities held to maturity	40	$(9)	$318	30	$(20)	$140

Gross unrealized losses within the available-for-sale and held-to-maturity portfolios decreased overall primarily due to a reduction in credit spreads for asset backed securities during the three months ended March 31, 2010 as market conditions continue to improve. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment described below. During the three months ended March 31, 2010, 19 debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates. We recorded net other-than-temporary impairment recoveries of $33 million during the three months ended March 31, 2010 on these investments. The credit loss component of the applicable debt securities totaling $28 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss), while the remaining non-credit portion representing a net recovery of a portion of previously recorded impairment losses was recognized in other comprehensive income. During the three months ended March 31, 2009, nine debt securities were determined to be other-than-temporarily impaired. As a result, we recorded other-than-temporary impairment charges of $116 million during the three months ended March 31, 2009 on these investments. The credit loss component of the applicable debt securities totaling $38 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss), while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income.

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

HSBC USA Inc.

On-going Assessment for Other-Than-Temporary Impairment On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, we then assess whether the unrealized loss is other-than-temporary.

An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided we do not intend to sell the underlying debt security and it is more-likely-than-not that we would not have to sell the debt security prior to recovery.

For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 75 percent and 72 percent of total available-for-sale and held to maturity securities as of March 31, 2010 and December 31, 2009, respectively, our assessment for credit loss was concentrated on private label asset backed securities. We considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	The level of credit enhancement provided by the structure, which includes but is not limited to credit subordination positions, over collateralization, protective triggers and financial guarantees provided by monoline wraps;

•	Changes in the near term prospects of the issuer or underlying collateral of a security such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excessive cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions of the issuer, the monoline insurer or the security such as credit downgrades by the rating agencies.

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

As of March 31, 2010, available-for-sale debt securities with other-than-temporary impairment for which a portion of the impairment loss remains in accumulated other comprehensive income consisted entirely of asset-backed securities collateralized by residential mortgages or home equity loans. Specific market based assumptions were used to appropriately model and value the credit component of each individual prime, Alt-A and second lien/home equity mortgage backed security due to the diversified geographical, FICO and vintage (2005-2007) characteristics of the underlying loans. This has resulted in a wide range of assumptions across the analyzed securities as presented

HSBC USA Inc.

in the table below. Prime mortgage collateral types comprise approximately 84 percent of the other-than-temporary impairments we have recognized during the three months ended March 31, 2010. The assumptions were as follows:

Second liens/Home
March 31, 2010	Prime	Alt-A	equity mortgages

Cumulative default rate	5-14%	7-14%	9-19%
Loss severity	32-60%	33-74%	100%
Prepayment speeds	4-20%	1-8%	6-9%

The excess of amortized cost over the present value of expected future cash flows on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $28 million and $38 million for the three months ended March 31, 2010 and 2009, respectively. The excess of the present value of expected future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporarily impaired securities, was $269 million as of March 31, 2010. Since we do not have the intention to sell the securities and have sufficient capital and liquidity to hold these securities until a full recovery of the fair value occurs, only the credit loss component is reflected in the consolidated statement of income (loss). The non-credit component of the unrealized loss is recorded, net of taxes, in other comprehensive income.

The following table summarizes the roll-forward of credit losses on debt securities held by us for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

Three Months Ended March 31,	2010	2009

	(in millions)

Credit losses at the beginning of the period	$129	$5
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	19	38
Increase in credit losses for which an other-than-temporary impairment was previously recognized	9	-

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$157	$43

At March 31, 2010, we held 157 individual asset-backed securities in the available-for-sale portfolio, of which 34 were also wrapped by a monoline insurance company. The asset backed securities backed by a monoline wrap comprised $547 million of the total aggregate fair value of asset-backed securities of $2.0 billion at March 31, 2010. The gross unrealized losses on these securities were $176 million at March 31, 2010. We do not consider the monoline wrap of any non-investment grade monoline insurers and therefore as of March 31, 2010, we considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $241 million. Four of the securities wrapped by the downgraded monoline insurance companies with an aggregate fair value of $38 million were deemed to be other-than-temporarily impaired at March 31, 2010. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors.

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

	Gross	Gross	Net
	Realized	Realized	Realized
	Gains	(Losses)	(Losses) Gains

	(in millions)

Three months ended March 31, 2010:
Securities available-for-sale	$32	$(34)	$(2)
Securities held to maturity	-	(5)	(5)

	$32	$(39)	$(7)

Three months ended March 31, 2009:
Securities available-for-sale	$61	$(52)	$9
Securities held to maturity	-	-	-

	$61	$(52)	$9

HSBC USA Inc.

The amortized cost and fair values of securities available-for-sale and securities held to maturity at March 31, 2010, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at March 31, 2010, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2010. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

			After One		After Five
	Within		But Within		But Within		After Ten
March 31, 2010	One Year		Five Years		Ten Years		Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(dollars are in millions)

Available-for-sale:
U.S. Treasury	$599	.97%	$6,882	1.08%	$1,619	3.51%	$2,240	4.54%
U.S. Government sponsored enterprises	-	-	8	3.78	1,405	3.89	581	4.56
U.S. Government agency issued or guaranteed	4	4.45	-	4.99	266	4.78	12,529	3.45
Obligations of U.S. states and political subdivisions	-	-	-	-	254	4.23	357	4.46
Asset-backed securities	29	2.14	126	5.28	162	3.85	1,905	3.72
Corporate and other domestic debt securities	115	1.53	587	1.53	-	-	-	-
Foreign debt securities	-	-	3,012	2.56	35	3.22	-	-

Total amortized cost	$747	1.12%	$10,615	1.58%	$3,741	3.80%	$17,612	3.67%

Total fair value	$751		$10,691		$3,719		$17,529

Held to maturity:
U.S. Government sponsored enterprises	$-	7.39%	$32	7.95%	$2	6.79%	$1,791	6.20%
U.S. Government agency issued or guaranteed	-	7.74	-	7.39	5	7.59	439	6.62
Obligations of U.S. states and political subdivisions	10	5.28	31	6.15	17	6.70	94	5.78
Asset-backed securities	-	-	-	-	-	-	192	6.10
Asset backed securities issued by consolidated VIE	327	1.60	600	-	253	.35	-	-
Foreign debt securities	74	2.64	-	-	-	-	-	-

Total amortized cost	$411	1.89%	$663	2.11%	$277	.93%	$2,516	6.25%

Total fair value	$411		$669		$280		$2,635

Investments in FHLB stock and FRB stock of $152 million and $475 million, respectively, were included in other assets at March 31, 2010. Investments in FHLB stock and FRB stock of $152 million and $476 million, respectively, were included in other assets at December 31, 2009.

HSBC USA Inc.

4.  Loans

Loans consisted of the following:

	March 31,	December 31,
	2010	2009

	(in millions)

Commercial loans:
Construction and other real estate	$8,794	$8,858
Other commercial	20,840	21,446

Total commercial	29,634	30,304

Consumer loans:
Home equity mortgages	4,046	4,164
Other residential mortgages	13,512	13,722
Private label cards	13,466	15,091
Credit cards	11,816	13,048
Auto finance	1,453	1,701
Other consumer	1,371	1,459

Total consumer	45,664	49,185

Total loans	$75,298	$79,489

Secured financings of $2.2 billion at March 31, 2010 are secured by $1.8 billion of credit cards, as well as restricted available-for-sale securities of $1.0 billion. Secured financings of $550 million and $2.5 billion at December 31, 2009 were secured by $180 million and $2.6 billion of private label cards and credit cards, respectively, as well as restricted available-for-sale securities of $417 million and $721 million, respectively.

Purchased Loan Portfolios In January 2009, we purchased the General Motors MasterCard receivable portfolio (“GM Portfolio”) and the AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively from HSBC Finance Corporation (“HSBC Finance”).

Purchased loans for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit has been closed were recorded upon acquisition at an amount based upon the cash flows expected to be collected. The difference between these expected cash flows and the purchase price represents accretable yield which is amortized to interest income over the life of the loan. The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at March 31, 2010 totaled $55 million and $43 million for the GM and UP Portfolios, respectively, and is included in credit card loans. The outstanding contractual balances at March 31, 2010 for these receivables were $58 million and $68 million for the GM and UP Portfolios, respectively. The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at December 31, 2009 totaled $63 million and $52 million for the GM and UP Portfolios, respectively, and is included in credit card loans. The outstanding contractual balances at December 31, 2009 for these receivables were $73 million and $86 million for the GM and UP Portfolios, respectively. Credit loss reserves of $11 million and $18 million as of March 31, 2010 and December 31, 2009, respectively, were held for the acquired GM and UP receivables subject to the accounting requirements for Purchased Credit-Impaired Loans due to a decrease in the

HSBC USA Inc.

expected future cash flows since the acquisition. The following summarizes the change in accretable yield associated with the Purchased Credit-Impaired Loans:

Three Months Ended March 31,	2010	2009

	(in millions)

Accretable yield at beginning of period	$(29)	$(95)
Accretable yield amortized to interest income during the period	7	15
Reclassification to non-accretable difference	-	-

Accretable yield at end of period	$(22)	$(80)

Troubled Debt Restructurings The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	March 31,	December 31,
	2010	2009

	(in millions)

TDR Loans:
Commercial loans:
Construction and other real estate	$139	$100
Other commercial	91	68

Total commercial	230	168

Consumer loans:
Residential mortgages	229	173
Private label cards	230	216
Credit cards	130	102
Auto finance(1)	44	52
Other consumer	-	-

Total consumer	633	543

Total TDR Loans	$863	$711

HSBC USA Inc.

	March 31,	December 31,
	2010	2009

	(in millions)

Allowance for credit losses for TDR Loans(2):
Commercial loans:
Construction and other real estate	$18	$14
Other commercial	5	2

Total commercial	23	16

Consumer loans:
Residential mortgages	53	34
Private label cards	56	51
Credit cards	32	24
Auto finance	12	11
Other consumer	-	-

Total consumer	153	120

Total Allowance for credit losses for TDR Loans	$176	$136

(1)	The TDR loan balances include $12 million of auto finance loans held for sale at December 31, 2009, for which there are no credit loss reserves as these loans are carried at the lower of cost or fair value.

(2)	Included in the allowance for credit losses.

The following table presents information about average TDR Loan balances and interest income recognized on TDR loans:

Three Months Ended March 31,	2010	2009

	(in millions)

Average balance of TDR Loans	$770	$341
Interest income recognized on TDR Loans	13	6

Concentrations of Credit Risk Our loan portfolio includes the following types of loans:

•	High loan-to-value (“LTV”) loans – Certain residential mortgages on primary residences with LTV ratios equal to or exceeding 90 percent at the time of origination and no mortgage insurance, which could result in the potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required.

•	Adjustable rate mortgage (“ARM”) loans – A loan which allows us to adjust pricing on the loan in line with market movements. A customer’s financial situation and the general interest rate environment at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after the adjustment.

HSBC USA Inc.

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including loans held for sale, at March 31, 2010 and December 31, 2009, respectively.

	March 31,	December 31,
	2010	2009

	(in billions)

Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.2	$1.2
Interest-only residential mortgage loans	2.8	3.3
ARM loans(2)	7.6	7.7

(1)	Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $223 million and $232 million of sub-prime residential mortgage loans held for sale at March 31, 2010 and December 31, 2009, respectively.

(2)	ARM loan balances above exclude $200 million and $209 million of sub-prime residential mortgage loans held for sale at March 31, 2010 and December 31, 2009, respectively. During the remainder of 2010 and during 2011, approximately $.2 billion and $.5 billion, respectively, of these ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude closed end first lien loans held for sale of $1.1 billion and $1.4 billion at March 31, 2010 and December 31, 2009, respectively.

	March 31,	December 31,
	2010	2009

	(in millions)

Closed end:
First lien	$13,512	$13,722
Second lien	536	570
Revolving:
Second lien	3,510	3,594

Total	$17,558	$17,886

5.  Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

	Three Months Ended March 31
	2010	2009

	(in millions)

Balance at beginning of period	$3,861	$2,397
Provision for credit losses	211	1,174
Charge-offs	(934)	(614)
Recoveries	82	71
Allowance related to bulk loan purchase from HSBC Finance	-	437
Other	4	-

Balance at end of period	$3,224	$3,465

HSBC USA Inc.

6.  Loans Held for Sale

Loans held for sale consisted of the following:

	March 31,	December 31,
	2010	2009

	(in millions)

Commercial loans	$1,451	$1,126

Consumer loans:
Residential mortgages	1,129	1,386
Auto finance	-	353
Other consumer	28	43

Total consumer	1,157	1,782

Total loans held for sale	$2,608	$2,908

We originate commercial loans largely in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at March 31, 2010 and December 31, 2009. The fair value of commercial loans held for sale under this program were $1.0 billion and $1.1 billion at March 31, 2010 and December 31, 2009, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. During the three months ended March 31, 2010, the market value of these loans increased due to narrowing credit spreads. In the first quarter of 2010, we provided foreign currency denominated loans to a third party which are classified as commercial loans held for sale and for which we elected to apply fair value option. The fair value of commercial loans held for sale under this program was $419 million at March 31, 2010. See Note 10, “Fair Value Option,” for additional information.

Residential mortgage loans held for sale include sub-prime residential mortgage loans with a fair value of $734 million and $757 million at March 31, 2010 and December 31, 2009, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises.

During the three months ended March 31, 2010, auto finance loans held for sale with a carrying value of $353 million were sold to HSBC Finance to facilitate completion of their loan sale to a third party.

Other consumer loans held for sale consist of student loans.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of cost or fair value. While the initial book value of loans held for sale continued to exceed fair value at March 31, 2010, we experienced a decrease in the valuation allowance during the first quarter of 2010 due primarily to lower balances. The valuation allowance on loans held for sale was $884 million and $910 million at March 31, 2010 and December 31, 2009, respectively.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which are included in net interest income and trading revenue (loss) in the consolidated statement of income (loss), were loss of $6 million and gain of $28 million during the three months ended March 31, 2010 and 2009, respectively.

HSBC USA Inc.

7.  Intangible Assets

Intangible assets consisted of the following:

	March 31,	December 31,
	2010	2009

	(in millions)

Mortgage servicing rights	$451	$457
Other	25	27

Intangible assets	$476	$484

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

MSRs are subject to credit, prepayment and interest rate risk, in that their value will fluctuate as a result of changes in these economic variables. Interest rate risk is mitigated through an economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail in the 2009 Form 10-K.

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

Fair value of residential MSRs is calculated using the following critical assumptions:

	March 31,	December 31,
	2010	2009

Annualized constant prepayment rate (“CPR”)	15.2%	14.6%
Constant discount rate	16.1%	17.9%
Weighted average life	4.8 years	4.8 years

Residential MSRs activity is summarized in the following table:

Three Months Ended March 31,	2010	2009

	(in millions)

Fair value of MSRs:
Beginning balance	$450	$333
Additions related to loan sales	16	28
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	5	(25)
Realization of cash flows	(27)	(23)

Ending balance	$444	$313

HSBC USA Inc.

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	March 31,	December 31,
	2010	2009

	(in millions)

Outstanding principal balances at period end	$49,800	$50,390

Custodial balances maintained and included in noninterest bearing deposits at period end	$1,126	$923

Servicing fees collected are included in residential mortgage banking revenue and totaled $32 million and $34 million during the three months ended March 31, 2010 and 2009, respectively.

Commercial Mortgage Servicing Rights Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $7 million at March 31, 2010 and December 31, 2009.

Other Intangible Assets Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $19 million and $20 million at March 31, 2010 and December 31, 2009, respectively, and customer lists in the amount of $6 million and $7 million at March 31, 2010 and December 31, 2009, respectively.

8.  Goodwill

Goodwill was $2.6 billion at March 31, 2010 and December 31, 2009 and includes accumulated impairment losses of $54 million. As a result of the continued focus on economic and credit conditions in the U.S., we performed interim impairment tests of the goodwill associated with our Global Banking and Markets and Private Banking reporting units during the first quarter of 2010. As a result of these tests, the fair value of our Global Banking and Markets and Private Banking reporting units continue to exceed their carrying value, including goodwill. Our goodwill impairment testing however is highly sensitive to certain assumptions and estimates used. In the event of significant deterioration in the economic and credit conditions beyond the levels already reflected in our cash flow forecasts occur, or changes in the strategy or performance of our business or product offerings occur, an interim impairment test will again be required.

9.  Derivative Financial Instruments

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

HSBC USA Inc.

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

For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net gains of $5 million during the three months ended March 31, 2010 and net gains of $4 million during the three months ended March 31, 2009 which are reported as other income (loss) in the consolidated statement of income (loss), which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying value of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining term of the original hedge. We recorded basis adjustments for active fair value hedges which increased the carrying value of our debt by $27 million and decreased the carrying value of our debt by $75 million during the three months ended March 31, 2010 and 2009, respectively. We amortized less than $2 million and $1 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three months ended March 31, 2010 and 2009, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying value of our debt of $82 million and $57 million as of March 31, 2010 and December 31, 2009, respectively.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009

	(in millions)

Interest rate contracts	Other assets	$128	$133	Interest, taxes & other liabilities	$24	$15

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. The balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of (loss) income.

		Amount of Gain (Loss)
		Recognized in Income on
		Derivatives(1)
	Location of Gain or (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2010	2009

		(in millions)

Interest rate contracts	Other income (loss)	$(13)	$(12)
Interest rate contracts	Interest income	18	16

Total		$5	$4

(1)	The gains and losses associated with the contracts were presented in multiple lines on the consolidated statement of income (loss) as shown above.

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income (loss).

			Gain (Loss) on				Gain (Loss) on
	Gain/(Loss) on		Hedged		Gain (Loss) on		Hedged
	Derivative		Items		Derivative		Items
	Interest	Other	Interest	Other	Interest	Other	Interest	Other
	Income	Income	Income	Income	Income	Income	Income	Income
	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)

Three Months Ended March 31,		2010				2009

	(in millions)

Interest rate contracts/AFS securities	$(2)	$(39)	$43	$38	$(7)	$64	$18	$(60)
Interest rate contracts/commercial loans	-	-	1	(1)	-	(2)	-	-
Interest rate contracts/subordinated debt	20	26	(40)	(19)	23	(74)	(82)	76

Total	$18	$(13)	$4	$18	$16	$(12)	$(64)	$16

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

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in accumulated other comprehensive income. When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income is released into the corresponding income or expense account. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative will continue to be reported in accumulated other comprehensive income unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into earnings. As of March 31, 2010, and December 31, 2009, active cash flow hedge relationships extend or mature through January 2012 and June 2010, respectively. During the three months ended March 31, 2010 and 2009, $3 million of losses and $17 million of gains, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income. During the next twelve months, we expect to amortize $9 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009

	(in millions)

Interest rate contracts	Other assets	$-	$-	Interest, taxes & other liabilities	$22	$33

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges and their locations on the income statement.

Location of Gain
				Gain (Loss)		or (Loss) Recognized	Gain (Loss)
	Gain (Loss)			Reclassified		in Income on	Reclassed
	Recognized in			from		the Derivative	from
	AOCI on			AOCI into		(Ineffective	AOCI
	Derivative		Location of Gain	Income		Portion and Amount	into Income
	(Effective		or (Loss) Reclassified	(Effective		Excluded from	(Ineffective
Three Months Ended	Portion)		from AOCI into Income	Portion)		Effectiveness	Portion)
March 31,	2010	2009	(Effective Portion)	2010	2009	Testing)	2010	2009

(in millions)

Interest rate contracts	$7	$26	Other income (loss)	$(3)	$(17)	Other income (loss)	$-	$7

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

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income (loss) while the derivative asset or liability positions are reflected as other assets or other liabilities. As of March 31, 2010, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio and certain own debt issuances. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

HSBC USA Inc.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009

	(in millions)

Interest rate contracts	Trading assets	$27,016	$27,085	Trading Liabilities	$27,503	$27,546
Foreign exchange contracts	Trading assets	12,758	12,920	Trading Liabilities	13,416	14,087
Equity contracts	Trading assets	1,159	2,281	Trading Liabilities	1,160	2,297
Precious Metals contracts	Trading assets	486	918	Trading Liabilities	657	897
Credit contracts	Trading assets	15,793	17,772	Trading Liabilities	15,701	17,687
Other	Trading assets	22	6	Trading Liabilities	3	23

Total		$57,234	$60,982		$58,440	$62,537

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the fair value of derivative instruments held for other purposes and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009

			(in millions)

Interest rate contracts	Other assets	$234	$229	Interest, taxes & other liabilities	$38	$15
Foreign exchange contracts	Other assets	48	51	Interest, taxes & other liabilities	2	2
Equity contracts	Other assets	183	180	Interest, taxes & other liabilities	16	16
Credit contracts	Other assets	5	15	Interest, taxes & other liabilities	28	16

Total		$470	$475		$84	$49

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the statement of income (loss).

		Amount of Gain (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain	Three Months Ended
	(Loss) Recognized in	March 31,
	Income on Derivatives	2010	2009

		(in millions)

Interest rate contracts	Trading revenue (loss)	$(53)	$96
Foreign exchange contracts	Trading revenue (loss)	(78)	81
Equity contracts	Trading revenue (loss)	14	(10)
Precious Metals contracts	Trading revenue (loss)	165	24
Credit contracts	Trading revenue (loss)	(33)	(638)
Other	Trading revenue (loss)	21	42

Total		$36	$(405)

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the statement of income (loss).

		Amount of Gain (Loss)
		Recognized in Income on
	Location of Gain	Derivatives
	(Loss) Recognized in	Three Months Ended March 31,
	Income on Derivatives	2010	2009

		(in millions)

Interest rate contracts	Other income (loss)	$57	$(138)
Foreign exchange contracts	Other income (loss)	(10)	6
Equity contracts	Other income (loss)	142	(1)
Credit contracts	Other income (loss)	(9)	(9)

Total		$180	$(142)

Credit-Risk-Related Contingent Features We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured products transaction. As of March 31, 2010, HSBC Bank USA was given credit ratings of AA and Aa3 by S&P and Moody’s, respectively, and was given a short-term debt rating of A-1+ and P-1 by S&P and Moody’s, respectively. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of March 31, 2010, is $8.1 billion for which we have posted collateral of $4.9 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2009, is $9.3 billion for which we have posted collateral of $8.1 billion.

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

HSBC USA Inc.

presented in the table below to determine our total obligation because the information presented to determine the obligation in hypothetical rating scenarios is not mutually exclusive.

Moody’s

	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2

	(in millions)

P-1	$-	$157	$248
P-2	124	260	345

S&P

	Long-Term Ratings
Short-Term Ratings	AA	AA-	A+

	(in millions)

A-1+	$-	$-	$49
A-1	143	143	192

We would be required to post $250 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	March 31, 2010	December 31, 2009

	(in billions)

Interest rate:
Futures and forwards	$283.6	$156.0
Swaps	1,368.6	1,221.5
Options written	53.4	59.5
Options purchased	59.9	66.0

	1,765.5	1,503.0
Foreign Exchange:
Swaps, futures and forwards	549.5	486.2
Options written	27.0	43.0
Options purchased	27.7	43.1
Spot	77.2	39.4

	681.4	611.7
Commodities, equities and precious metals:
Swaps, futures and forwards	30.1	26.4
Options written	7.8	10.3
Options purchased	13.6	15.3

	51.5	52.0
Credit derivatives	779.9	768.5

Total	$3,278.3	$2,935.2

HSBC USA Inc.

10.  Fair Value Option

HSBC complies with International Financial Reporting Standards (IFRSs) for its financial reporting. We have elected to apply fair value option accounting to selected financial instruments in most cases to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply the fair value option (“FVO”) reporting to commercial leveraged acquisition finance loans and related unfunded commitments, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

Loans We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of March 31, 2010, commercial leveraged acquisition finance loans held for sale and unfunded commitments of $1.0 billion carried at fair value had an aggregate unpaid principal balance of $1.1 billion. As of December 31, 2009, commercial leveraged acquisition finance loans held for sale and unfunded commitments of $1.1 billion carried at fair value had an aggregate unpaid principal balance of $1.3 billion.

In the first quarter of 2010, we provided foreign currency denominated loans to a third party for which we simultaneously entered into a series of derivative transactions to hedge certain risks associated with these loans. We elected to apply fair value option to these loans which allows us to account for them in a manner which is consistent with the manner in which the instruments are managed. At March 31, 2010, these commercial foreign currency denominated loans for which we elected fair value option had a fair value of $419 million and an unpaid principal balance of $423 million.

These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below.

As of March 31, 2010 and December 31, 2009, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.

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

Fixed rate debt accounted for under FVO at March 31, 2010 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Fixed rate debt accounted for under FVO at December 31, 2009 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest paid on the fixed rate debt elected for FVO is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments We elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of March 31, 2010, interest bearing deposits in domestic offices included $5.1 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $5.0 billion. As of December 31, 2009, interest bearing deposits in domestic offices included $4.2 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $4.2 billion. Long-term debt at March 31, 2010 included structured notes of $3.2 billion accounted for under FVO which had an unpaid principal balance of $3.0 billion. Long-term debt at December 31, 2009 included structured notes of $2.9 billion accounted for under FVO which had an unpaid principal balance of $2.7 billion. Interest

HSBC USA Inc.

incurred was recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

Components of Gain on instruments at fair value and related derivatives Gain (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to both interest and credit risk as well as the mark-to-market adjustment on derivatives related to the debt designated at fair value and net realized gains or losses on these derivatives. The components of gain (loss) on instruments designated at fair value and related derivatives related to the changes in fair value of fixed rate debt accounted for under FVO are as follows:

	Loans	Long -Term Debt	Hybrid Instruments	Total

	(in millions)

Three months ended March 31, 2010:
Interest rate component	$1	$(9)	$(174)	$(183)
Credit risk component	(6)	11	23	29

Total mark-to-market on financial instruments designated at fair value	(5)	2	(151)	(154)
Mark-to-market on the related derivatives	5	10	164	179
Net realized gain (losses) on the related derivatives	-	21	-	21

Gain (loss) on instruments designated at fair value and related derivatives	$-	$33	$13	$46

Three months ended March 31, 2009:
Interest rate component	$-	$91	$(12)	$79
Credit risk component	35	111	28	174

Total mark-to-market on financial instruments designated at fair value	35	202	16	253
Mark-to-market on the related derivatives	-	(167)	77	(90)
Net realized gain (losses) on the related derivatives	-	14	(65)	(51)

Gain (loss) on instruments designated at fair value and related derivatives	$35	$49	$28	$112

HSBC USA Inc.

11.  Income Taxes

The following table presents our effective tax rates.

Three months ended March 31,	2010		2009

	(dollars are in millions)

Statutory federal income tax rate	$306	35.0%	$(17)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	4	.5	5	11.5
Sale of minority stock interest	-	-	74	154.6
Tax exempt income	(3)	(.3)	(4)	(8.0)
Low income housing and other tax credits	(22)	(2.5)	(15)	(32.2)
Effects of foreign operations	13	1.5	6	12.3
Uncertain tax provision	23	2.6	(2)	(4.7)
IRS Audit Effective Settlement	-	-	(8)	(17.1)
State rate change effect on net deferred tax assets	(1)	(.1)	2	4.7
Other	-	(.1)	-	(.7)

Effective tax rate	$320	36.6%	$41	85.4%

The effective tax rate in 2010 reflects a substantially higher level of pre-tax income, an increased level of low income housing tax credits and an adjustment of uncertain tax positions. The effective tax rate for 2009 was significantly impacted by the relative level of pre-tax income, the sale of a minority stock interest that was treated as a dividend for tax purposes and the settlement of an IRS audit of our 2004 and 2005 federal income tax returns.

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

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic downturn, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since the recent market conditions have created significant downward pressure and volatility on our near-term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital

HSBC USA Inc.

support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

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

Currently, it has been determined that the HNAH Group’s primary tax planning strategy, in combination with other tax planning strategies, provides support for the realization of the net deferred tax assets recorded for the HNAH Group. Such determination is based on HSBC’s business forecasts and assessment as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy.

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

HSBC USA Inc. Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, net of both deferred tax liabilities and valuation allowances, totaled $1.4 billion and $1.7 billion as of March 31, 2010 and December 31, 2009 respectively. The decrease in net deferred tax assets is primarily due to the reduction in the allowance for credit losses and a decrease in the overall net unrealized losses on available-for-sale securities.

The Internal Revenue Service began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion by the end of 2010. We are currently under audit by various state and local tax jurisdictions, and although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact on our uncertain tax positions at this time.

12.  Pensions and Other Post Retirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC

HSBC USA Inc.

North America Pension Plan (either the HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC USA Inc.:

Three Months Ended March 31,	2010	2009

	(in millions)

Service cost – benefits earned during the period	$5	$7
Interest cost on projected benefit obligation	17	18
Expected return on assets	(15)	(13)
Recognized losses	9	9
Amortization of prior service cost	(1)	-

Net periodic pension cost	$15	$21

Pension expense declined in 2010 due to lower service cost and interest cost as a result of reduced headcount. Also contributing to lower pension expense was the realization of higher returns on plan assets solely due to higher asset levels.

During the first quarter of 2010, we announced that the Board of Directors of HSBC North America had approved a plan to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America Pension Plan (the “Plan”) effective January 1, 2011. Future accruals to legacy participants under the Plan will thereafter be provided under the cash balance based formula which is now used to calculate benefits for employees hired after December 31, 1996. Furthermore, all future benefit accruals under the Supplemental Retirement Income Plan will also cease effective January 1, 2011.

The aforementioned changes to the Plan have been accounted for as a negative plan amendment and, therefore, the reduction in our share of HSBC North America’s projected benefit obligation as a result of this decision will be amortized to net periodic pension cost over future service periods of the affected employees. The changes to the Supplemental Retirement Income Plan have been accounted for as a plan curtailment, which resulted in no significant immediate recognition of income or expense.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

Three Months Ended March 31,	2010	2009

	(in millions)

Service cost – benefits earned during the period	$-	$-
Interest cost	1	1
Recognized losses	-	1
Transition amount amortization	-	(1)

Net periodic postretirement benefit cost	$1	$1

HSBC USA Inc.

13.  Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, purchases and sales of receivables, servicing arrangements, information technology and some centralized services, item and statement processing services, banking and other miscellaneous services. The following tables present related party balances and the income and (expense) generated by related party transactions:

	March 31,	December 31,
	2010	2009

	(in millions)

Assets:
Cash and due from banks	$441	$362
Interest bearing deposits with banks	196	198
Federal funds sold and securities purchased under resale agreements	459	294
Trading assets(1)	13,288	12,811
Loans	1,552	1,476
Other	593	852

Total assets	$16,529	$15,993

Liabilities:
Deposits	$16,581	$9,519
Trading liabilities(1)	16,026	16,848
Short-term borrowings	1,440	446
Other	1,415	1,677

Total liabilities	$35,462	$28,490

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

Three Months Ended March 31	2010	2009

	(in millions)

Income/(Expense):
Interest income	$36	$47
Interest expense	10	7

Net interest income (loss)	$26	$40

HSBC affiliate income:
Fees and commissions:
HSBC Finance	$1	$3
HSBC Markets (USA) Inc. (“HMUS”)	3	2
Other HSBC affiliates	22	11
Fees on transfers of refund anticipation loans to HSBC Finance	4	10
Other HSBC affiliates income	6	6

Total affiliate income	$36	$32

Support services from HSBC affiliates:
HSBC Finance	$224	$189
HMUS	75	71
HSBC Technology & Services (USA) Inc. (“HTSU”)	172	111
Other HSBC affiliates	47	52

Total support services from HSBC affiliates	$518	$423

Stock based compensation expense with HSBC	$11	$18

Transactions Conducted with HSBC Finance Corporation

•	In January 2009, we purchased the GM and UP Portfolios from HSBC Finance, with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance retained the customer account relationships associated with these credit card portfolios. On a daily basis we purchase all new credit card loan originations for the GM and UP Portfolios from HSBC Finance. HSBC Finance continues to service these credit card loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In January 2009, we also purchased certain auto finance loans, with an outstanding principal balance of $3.0 billion from HSBC Finance at the time of sale, at a total net discount of $226 million. Discounts are amortized to interest income over the estimated life of the receivables purchased. In March 2010, we sold $379 million of auto finance receivables to HSBC Finance including $353 million previously classified as held for sale, a substantial majority of which were comprised of the loans previously purchased from HSBC Finance, who immediately sold them to a third party who also purchased HSBC Finance’s auto finance servicing operations. These loans, which were previously serviced by HSBC Finance, are now serviced by this third party provider. Information regarding the loans purchased from HSBC Finance which remain on our balance sheet at March 31, 2010 is summarized in the table below.

•	In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchase new originations on these credit card receivables. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

HSBC USA Inc.

•	In December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships and by agreement we purchase on a daily basis substantially all new private label originations from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

The following table summarizes the private label card, private label commercial and closed end loans, credit card (including the GM and UP credit card portfolios), auto finance and real estate secured loans serviced for us by HSBC Finance as well as the daily loans purchased during the three months ended March 2010 and 2009:

	Private Label		Credit Cards
		Commercial and	General	Union		Auto	Residential
	Cards	Closed End Loans(1)	Motors	Privilege	Other	Finance	Mortgage	Total

	(in billions)

Loans serviced by HSBC Finance:
March 31, 2010	$13.4	$.5	$4.7	$4.9	$1.9	$-	$1.7	$27.1
December 31, 2009	15.0	.6	5.4	5.3	2.1	2.1	1.8	32.3
Total receivables purchased on a daily basis from HSBC Finance during:
Three months ended March 31, 2010	3.0	-	3.1	.7	1.0	-	-	7.8
Three months ended March 31, 2009	3.6	-	3.4	.8	1.0	-	-	8.8

(1)	Private label commercial are included in other commercial loans and private label closed end loans are included in other consumer loans in Note 4, “Loans.”

Fees paid for servicing these loan portfolios totaled $164 million and $182 million during the three months ended March 31, 2010 and 2009, respectively.

•	The GM and UP credit card receivables as well as the private label credit card receivables that are purchased from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusting for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price.

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three months ended March 31, 2010, we paid $1 million for services we received from HSBC Finance and received $2 million for services we had provided.

•	In the second quarter of 2008, HSBC Finance launched a new program with HSBC Bank USA to sell loans originated in accordance with the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) underwriting criteria to HSBC Bank USA who then sells them to Freddie Mac under its existing Freddie Mac program. During the three months ended 2009, $51 million of real estate secured loans were purchased by HSBC Bank USA under this program. This program was discontinued in February 2009 as a result of the decision to discontinue new receivable originations in HSBC Finance’s Consumer Lending business.

HSBC USA Inc.

•	Support services from HSBC affiliates include charges by HSBC Finance under various service level agreements for loan origination and servicing, including the servicing of the portfolios previously discussed and beginning in 2010, the servicing of certain tax refund anticipation loans, as well as other operational and administrative support. Fees paid for these services totaled $224 million and $189 million during the three months ended March 31, 2010 and 2009, respectively.

•	Our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), are the originating lenders on behalf of HSBC Finance for a federal income tax refund anticipation loan program for clients of third party tax preparers which are managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD process applications, fund and subsequently transfer a portion of these loans to HSBC Finance. Prior to 2010, all loans were transferred to HSBC Finance. Beginning in 2010, we began keeping a portion of these loans on our balance sheet and earn a fee. The loans we keep are transferred to HSBC Finance at par only upon reaching a defined delinquency status. We pay HSBC Finance a fee to service the loans we retain on our balance sheet and to assume the credit risk associated with these receivables. HSBC Bank USA and HTCD originated approximately $9.3 billion and $9.0 billion of loans during the three months ended March 31, 2010 and 2009, respectively, of which $3.1 billion and $9.0 billion, respectively, were transferred to HSBC Finance during these periods. This resulted in fees of $4 million and $10 million during the three months ended March 31, 2010 and 2009, respectively. Fees earned on the loans retained on balance sheet and fees paid to HSBC Finance totaled $62 million and $56 million, respectively, during the three months ended March 31, 2010.

•	Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at March 31, 2010 and December 31, 2009.

•	We extended a secured $1.5 billion uncommitted 364 day credit facility to HSBC Finance in December 2009. There were no balances outstanding at March 31, 2010 and December 31, 2009.

•	We extended a $1.0 billion committed unsecured 364 day credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2009. There were no balances outstanding at March 31, 2010 and December 31, 2009.

•	We service a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.4 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively. The related servicing fee income was $.3 million and $2 million during the three months ended March 31, 2010 and 2009, respectively, which is included in residential mortgage banking revenue in the consolidated statement of income (loss).

Transactions Conducted with HMUS

•	We utilize HSBC Securities (USA) Inc. (“HSI”), a subsidiary of HMUS, for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

•	We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $4.1 billion, of which $1.0 billion was outstanding at March 31, 2010 and December 31, 2009. Interest income on these loans and lines totaled $5 million and $11 million during the three months ended March 31, 2010 and 2009, respectively.

HSBC USA Inc.

Other Transactions with HSBC Affiliates

•	HSBC North America extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 28, 2014 with interest due quarterly beginning in November 2009.

•	In March 2009, we sold an equity investment in HSBC Private Bank (Suisse) SA to another HSBC affiliate for cash, resulting in a gain of $33 million in the first quarter of 2009.

•	We have an unused line of credit with HSBC Bank plc of $2.5 billion at March 31, 2010 and December 31, 2009.

•	We have an unused line of credit with HSBC North America Inc. (“HNAI”) of $150 million at March 31, 2010 and December 31, 2009.

•	We have extended loans and lines of credit to various other HSBC affiliates totaling $1.4 billion, of which $376 million and $527 million was outstanding at March 31, 2010 and December 31, 2009, respectively. Interest income on these lines totaled $3 million during the three months ended March 31, 2010 and 2009.

•	Historically, we have provided support to several HSBC affiliate sponsored asset backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At March 31, 2010 we held $30 million of commercial paper issued by an HSBC affiliate sponsored asset backed commercial paper conduit. At December 31, 2009, no ABCP was held.

•	We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $705.6 billion and $673.3 billion at March 31, 2010 and December 31, 2009, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $13.3 billion and $12.8 billion at March 31, 2010 and December 31, 2009, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

•	In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (LSS) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HSBC Bank USA by transferring the volatility to the affiliate. The recorded fair value of derivative assets related to these derivative transactions was approximately $43 million and $70 million at March 31, 2010 and December 31, 2009, respectively.

•	Technology and some centralized operational services including human resources, finance, treasury, corporate affairs, compliance, legal, tax and other shared services in North America are centralized within HTSU. Technology related assets and software purchased are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of income (loss).

•	Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 12, “Pension and Other Post-retirement Benefits.”

•	Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $11 million and $18 million during the three months ended March 31, 2010 and 2009, respectively.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $7 million during the three months ended March 31, 2010 are included as a component of Support services from HSBC affiliates in the table above. Billing for these services was processed by HTSU.

HSBC USA Inc.

14.  Business Segments

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

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

	IFRSs Consolidated Amounts
				Global					(3)	(4)	U.S. GAAP
				Banking and			Adjustments/		IFRSs	IFRSs	Consolidated
	PFS	CF	CMB	Markets	PB	Other	Reconciling Items	Total	Adjustments	Reclassifications	Totals

						(In millions)

Three months ended March 31, 2010
Net interest income	$241	$523	$188	$142	$46	$(9)	$(8)	$1,123	$59	$18	$1,200
Other operating income	48	18	154	437	35	12	8	712	27	212	951

Total operating income (loss)	289	541	342	579	81	3	-	1,835	86	230	2,151
Loan impairment charges(2)	(3)	210	1	(76)	(11)	2	-	123	100	(12)	211

	292	331	341	655	92	1	-	1,712	(14)	242	1,940
Operating expenses(1)	272	28	150	209	55	15	-	729	95	242	1,066

Profit (loss) before tax expense	$20	$303	$191	$446	$37	$(14)	$-	$983	$(109)	$-	$874

Balances at end of period:
Total assets	$21,442	$27,150	$15,958	$170,338	$4,859	$15	$-	$239,762	$(52,674)	$(40)	$187,048
Total loans, net	16,506	25,240	14,312	18,538	4,162	-	-	78,758	(2,175)	(4,509)	72,074
Goodwill	876	-	368	497	326	-	-	2,067	580	-	2,647
Total deposits	49,182	91	23,097	30,719	10,990	-	-	114,079	(2,581)	13,313	124,811
Three months ended March 31, 2009
Net interest income	$187	$529	$176	$232	$42	$1	$(11)	$1,156	$102	$90	$1,348
Other operating income	40	81	81	221	33	156	11	623	99	28	750

Total operating income (loss)	227	610	257	453	75	157	-	1,779	201	118	2,098
Loan impairment charges(2)	200	554	81	229	(3)	-	-	1,061	214	(101)	1,174

	27	56	176	224	78	157	-	718	(13)	219	924
Operating expenses(1)	296	14	154	199	59	13	-	735	18	219	972

Profit (loss) before tax expense	$(269)	$42	$22	$25	$19	$144	$-	$(17)	$(31)	$-	$(48)

Balances at end of period:
Total assets	$25,747	$32,897	$18,830	$230,214	$4,890	$111	$-	$312,689	$(129,683)	$(1,237)	$181,769
Total loans, net	20,674	31,240	17,331	39,171	4,080	-	-	112,496	(5,523)	(21,896)	85,077
Goodwill	876	-	368	497	326	-	-	2,067	580	-	2,647
Total deposits	47,525	36	21,018	35,247	11,486	2	-	115,314	(5,343)	5,359	115,330

(1)	Expenses for the segments include fully apportioned corporate overhead expenses.

(2)	The provision assigned to the segments is based on the segments’ net charge-offs and the change in allowance for credit losses.

(3)	IFRSs Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(4)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

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

Unquoted equity securities – Under IFRSs, equity securities which are not quoted on a recognized exchange, but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available-for-sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, and classified in other assets.

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

U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the initial component of the lower of cost or fair value adjustment related to credit risk is recorded in the consolidated statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the consolidated statement of income (loss) in other revenues (losses).

HSBC USA Inc.

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

Servicing assets – Under IAS 38, servicing assets are initially recorded on the balance sheet at cost and amortized over the projected life of the assets. Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings. Under U.S. GAAP, servicing assets are initially recorded on the balance sheet at fair value. Subsequent adjustments to fair value are generally reflected in current period earnings.

Securities – Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in accumulated other comprehensive income provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will not have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than temporary impairment and the entire portion is recognized in earnings. Also under IFRSs, recoveries in other-than-temporary impairment are recognized immediately in earnings while under U.S. GAAP, they are amortized to income over the remaining life of the security. There are also other less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are recorded at fair value through other comprehensive income and subsequently recognized in profit and loss as the shares vest. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed. There is no similar requirement under U.S. GAAP.

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

As discussed above, under U.S. GAAP, the credit risk component of the initial lower of cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the consolidated statement of income (loss) as provision for credit losses. There is no similar requirement under IFRSs.

Operating expenses

Pension costs – Costs under U.S. GAAP are higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor.” Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under US GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

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

15.	Regulatory Capital

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	March 31, 2010				December 31, 2009
	Capital	Well-Capitalized		Actual	Capital	Well-Capitalized		Actual
	Amount	Minimum Ratio(1)		Ratio	Amount	Minimum Ratio(1)		Ratio

	(dollars are in millions)

Total capital ratio:
HSBC USA Inc.	$19,695	10.00%		15.49%	$19,087	10.00%		14.19%
HSBC Bank USA	20,158	10.00		16.11	19,532	10.00		14.81
Tier 1 capital ratio:
HSBC USA Inc.	13,662	6.00		10.75(3)	12,934	6.00		9.61
HSBC Bank USA	14,091	6.00		11.26(3)	13,354	6.00		10.13
Tier 1 leverage ratio:
HSBC USA Inc.	13,662	3.00	(2)	7.56	12,934	3.00	(2)	7.59
HSBC Bank USA	14,091	5.00		7.96	13,354	5.00		8.07
Risk weighted assets:
HSBC USA Inc.	127,126(3)				134,553
HSBC Bank USA	125,101(3)				131,854

(1)	HSBC USA Inc. and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

(3)	Effective January 1, 2010, we began consolidating a commercial paper conduit managed by HSBC Bank USA as a result of adopting new guidance related to the consolidation of variable interest entities as more fully discussed in Note 16, “Variable Interest Entities.” Since we elected to adopt the transition mechanism for Risk Based Capital Requirements, there is no change to the risk weighted assets or the Tier 1 capital ratios for the first two quarters of 2010. Had we fully transitioned to the Risk Based Capital requirements at March 31, 2010, our risk weighted assets would have been higher by approximately $2 billion which would not have had a significant impact to our Tier 1 capital ratio.

In the first quarter of 2010, we received no capital contributions from our immediate parent, HNAI.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as

HSBC USA Inc.

defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During the first quarter of 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $103 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. Capital ratios and amounts at March 31, 2010 and December 31, 2009 in the table above reflect this reporting.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. Continued losses, including losses associated with FVO elections, coupled with bad debt provisions that exceed charge-offs are creating additional deferred tax assets, which could, from time to time, result in such exclusion. We closely monitor the deferred tax assets for potential limitations or exclusions. At March 31, 2010, deferred tax assets of $119 million were excluded in the computation of regulatory capital.

16.	Variable Interest Entities

On January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board in June 2009 which amends the accounting for the consolidation of variable interest entities (“VIEs”). The new guidance changed the approach for determining the primary beneficiary of a VIE from a quantitative approach focusing on risk and reward to a qualitative approach focusing on (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE. The adoption of the new guidance has resulted in the consolidation of one commercial paper conduit managed by HSBC Bank USA as discussed more fully below. The impact of consolidating this entity beginning on January 1, 2010 resulted in an increase to our assets and liabilities of $3.5 billion and $3.8 billion, respectively, which resulted in a $1 million increase to the opening balance of retained earnings in common shareholder’s equity and a $246 million reduction to the opening balance of other comprehensive income in common shareholder’s equity. Since we elected to adopt the transition mechanism for Risk Based Capital requirements, there will be no change to the way we calculate risk weighted assets against the Bryant Park facilities for the first two quarters of 2010 and as a result, there is also no change to Tier 1 capital ratios for the first two quarters of 2010. Had we fully transitioned to the Risk Based Capital requirements at March 31, 2010, our risk weighted assets would have been higher by approximately $2 billion which would not have had a significant impact to our Tier 1 capital ratios. See asset-backed commercial paper conduit portion of the table “Consolidated VIE’s” presented below for additional details of the assets and liabilities relating to this newly consolidated entity.

In the ordinary course of business, we have organized special purpose entities (“SPEs”) primarily to structure financial products to meet our clients’ investment needs and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. Special purpose entities can be a VIE, which is an entity that lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power to direct the activities of an entity that most significantly impacts the entity’s economic performance; b) the obligation to absorb the expected losses of the entity, the right to receive the expected residual returns of the entity, or both.

Variable Interest Entities We consolidate VIEs in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE and therefore are deemed to be the primary beneficiary. We take into account our entire involvement in a VIE (explicit or implicit) in identifying variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be significant where we, among other things, (i) provide liquidity put options or other liquidity facilities to support the VIE’s debt issuances;

HSBC USA Inc.

(ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE; (iii) provide a financial guarantee that covers assets held or liabilities issued; (iv) design, organize and structure the transaction; and (v) retain a financial or servicing interest in the VIE.

We are required to evaluate whether to consolidate a VIE when we first become involved and on an ongoing basis. In almost all cases, a qualitative analysis of our involvement in the entity provides sufficient evidence to determine whether we are the primary beneficiary. In rare cases, a more detailed analysis to quantify the extent of variability to be absorbed by each variable interest holder is required to determine the primary beneficiary.

Consolidated VIEs The following table summarizes the assets and liabilities of our consolidated VIEs as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

	(in Millions)

Asset-backed commercial paper conduit:
Interest bearing deposits with banks	$1	$-	$-	$-
Held to maturity securities	1,247	-	-	-
Loans	1,523	-	-	-
Other assets	2	-	-	-
Short-term borrowings	-	3,240	-	-
Other liabilities	-	1	-	-

Subtotal	2,773	3,241	-	-
Securitization vehicles:
Loans	14,427	-	16,292	-
Available for sale investments	1,004	-	1,138	-
Long-term debt	-	2,171	-	2,985
Other liabilities	-	796	-	1,283

Subtotal	15,431	2,967	17,430	4,268
Low income housing limited liability partnership:
Other assets	562	-	585	-
Long term debt	-	55	-	55
Other liabilities	-	126	-	135

Subtotal	562	181	585	190

Total	$18,766	$6,389	$18,015	$4,458

Asset-Backed Commercial Paper Conduit As discussed in more detail below, we provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits (“ABCP conduits”) sponsored by HSBC affiliates and third parties. These conduits support the financing needs of customers by facilitating the customers’ access to commercial paper markets.

One of these commercial paper conduits otherwise known as Bryant Park Funding LLC (“Bryant Park”), was sponsored, organized and managed to facilitate clients in securing asset-backed financing collateralized by diverse pools of loan and lease receivables or investment securities. Bryant Park funds the purchase of the eligible assets by issuing short-term commercial paper notes to third party investors. One of our affiliates provides a program wide letter of credit enhancement (“PWE”) to support the creditworthiness of the commercial paper issued up to a certain amount. We also entered into a liquidity asset purchase agreement (“LAPA”), to provide liquidity support for the commercial paper notes issued to fund the asset purchases. Prior to the adoption of the new VIE consolidation

HSBC USA Inc.

guidance, determination of the primary beneficiary was predominantly based on a quantitative risk and reward analysis and, because our affiliate held the PWE that absorbs (receives) a majority of the expected losses (residual returns), the affiliate was considered to be the primary beneficiary. However, under the new guidance adopted January 1, 2010, we are considered to be the primary beneficiary because we have the power to direct the activities of the conduit that most significantly impact its economic performance including a) determining which eligible assets to acquire; b) risk managing the portfolio held; and c) managing the refinancing of commercial paper.

The liquidity facility we provide in the form of a LAPA can be drawn upon by the conduit in the event it cannot issue commercial paper notes or does not have sufficient funds available to pay maturing commercial paper. Under the LAPA, we are obligated, subject to certain conditions, to purchase the eligible assets previously funded for an amount not to exceed the face value of the commercial paper in order to provide the conduit with funds to repay the maturing notes. As such, we are exposed to the market risk and the credit risk of the underlying assets held by Bryant Park only to the extent the liquidity facility is drawn.

Securitization Vehicles We utilize entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transfer certain credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. As our affiliate is the servicer of the assets of these trusts we performed a detailed analysis and determined that we retain the benefits and risks and are the primary beneficiary of the trusts and, as a result, have historically consolidated the trusts.

At March 31, 2010 and December 31, 2009, the consolidated assets of these trusts were $15.4 billion and $17.4 billion, respectively and were reported in loans and securities available-for-sale. Debt securities issued by these VIEs are reported as secured financings in long-term debt. The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general credit.

Low Income Housing Limited Liability Partnership During the third quarter of 2009, all low income housing investments held by us were transferred to a Limited Liability Partnership (“LLP”) in exchange for debt and equity while a non-affiliated third party invested cash for an equity interest that is mandatorily redeemable at a future date. The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE as it does not have sufficient equity investment at risk to finance its activities. Upon entering into this transaction, we concluded that we are the primary beneficiary of the LLP due to the nature of our continuing involvement and, as a result, consolidate the LLP and report the equity interest issued to the third party investor as other liabilities and the consolidated assets of the LLP in other assets in our consolidated financial statements. The investments held by the LLP represent equity investments in the underlying low income housing partnerships for which the LLP applies equity-method accounting. The LLP does not consolidate the underlying partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the economic performance of the partnerships.

Unconsolidated VIEs We also have variable interests with other VIEs that were not consolidated at March 31, 2010 and December 31, 2009 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of March 31, 2010 and December 31, 2009:

	March 31, 2010				December 31, 2009
	Variable Interests	Variable Interests	Total Assets in	Maximum	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss	VIEs	to Loss

	(in millions)

Asset-backed commercial paper conduits	$-	$-	$13,366	$2,011	$10,485	$5,050
Structured note vehicles	161	112	7,213	453	7,890	569

Total	$161	$112	$20,579	$2,464	$18,375	$5,619

Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.

HSBC USA Inc.

Asset-Backed Commercial Paper Conduits Separately from the facility discussed above, we provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits (“ABCP conduits”) sponsored by HSBC affiliates and by third parties. These conduits support the financing needs of customers by facilitating the customers’ access to commercial paper markets.

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

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and therefore bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities, other than Bryant Park as discussed above. Credit risk related to the liquidity facilities provided is managed by subjecting them to our normal underwriting and risk management processes. The $2.0 billion maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value. The reduction in amounts outstanding since December 31, 2009 reflects the consolidation of a previously unconsolidated commercial paper conduit as a result of adopting new accounting guidance relating to the consolidation of VIE’s effective January 1, 2010, as more fully described above.

Structured Note Vehicles Our involvement in structured note vehicles includes entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of March 31, 2010, we recorded approximately $146 million of trading assets and $174 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2009, we recorded approximately $169 million of trading assets and $205 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

In addition to our variable interests, we also hold credit default swaps with these structured note VIEs under which we receive credit protection on specified reference assets in exchange for the payment of a premium. Through these derivatives, the VIEs assume the credit risk associated with the reference assets which are then passed on to the holders of the debt instruments they issue. Because they create rather than absorb variability, the credit default swaps we hold are not considered variable interests.

We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet. Our maximum exposure to loss is limited to the recorded amounts of these instruments.

HSBC USA Inc.

Beneficial Interests Issued by Third-party Sponsored Securitization Entities We hold certain beneficial interests issued by third-party sponsored securitization entities which may be considered as variable interest entities. The investments are transacted at arm’s-length and decisions to invest are based on credit analysis on underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers that potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 3, “Securities” and Note 18, “Fair Value Measurements” and therefore, were not disclosed in this Note to avoid redundancy.

17.	Guarantee Arrangements and Pledged Assets

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

The following table presents total carrying value and contractual amounts of our major off-balance sheet guarantee arrangements as of March 31, 2010 and December 31, 2009. Following the table is a description of the various arrangements.

	March 31, 2010		December 31, 2009
	Carrying	Notional/Maximum	Carrying	Notional/Maximum
	Value	Exposure to Loss	Value	Exposure to Loss

		(in millions)

Credit derivatives(1),(2)	$(3,845)	$394,459	$(5,751)	$387,225
Financial standby letters of credit, net of participations(3),(4)	-	4,638	-	4,545
Performance (non-financial) guarantees	-	3,059	-	3,100
Liquidity asset purchase agreements(4)	-	2,011	-	5,050

Total	$(3,845)	$404,167	$(5,751)	$399,920

(1)	Includes $56.9 billion and $57.3 billion issued for the benefit of HSBC affiliates at March 31, 2010 and December 31, 2009, respectively.

(2)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

(3)	Includes $741 million and $774 million issued for the benefit of HSBC affiliates at March 31, 2010 and December 31, 2009, respectively.

(4)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

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

HSBC USA Inc.

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

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

		(in millions)

Sell-protection credit derivative positions	$(3,845)	$394,459	$(5,751)	$387,225
Buy-protection credit derivative positions	4,672	385,393	6,693	381,258

Net position	$827	$9,066	$942	$5,967

Standby Letters of Credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of March 31, 2010, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.6 billion and $3.1 billion, respectively. As of December 31, 2009, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.5 billion and $3.1 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the fair value of the stand-ready obligation to perform under these guarantees, amounting to $55 million and $48 million at March 31, 2010 and December 31, 2009, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $27 million at March 31, 2010 and December 31, 2009.

HSBC USA Inc.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of March 31, 2010 as an indicative proxy of payment risk:

	Average	Credit Ratings of the Obligors or the Transactions
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

		(dollars are in millions)

Sell-protection Credit Derivatives(1)
Single name CDS	3.29	$154,769	$67,399	$222,168
Structured CDS	2.96	47,454	2,754	50,208
Index credit derivatives	3.41	105,674	3,632	109,306
Total return swaps	8.50	11,960	817	12,777

Subtotal		319,857	74,602	394,459
Standby Letters of Credit(2)	1.2	7,351	346	7,697

Total		$327,208	$74,948	$402,156

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

Our internal groupings are determined based on HSBC’s risk rating systems and processes which assign a credit grade based on a scale which ranks the risk of loss from a customer as either low risk, satisfactory risk, fair risk, watch, substandard, doubtful or loss. The groupings are determined and used for managing risk and determining level of credit exposure appetite based on the customer’s operating performance, liquidity, capital structure and debt service ability. In addition, we also incorporate subjective judgments into the risk rating process concerning such things as industry trends, comparison of performance to industry peers and perceived quality of management. We compare our internal risk ratings to outside external rating agency benchmarks, where possible, at the time of formal review and regularly monitor whether our risk ratings are comparable to the external ratings benchmark data.

Written Put Options, Non Credit-Risk Related Guarantees and Indemnity Arrangements:

Liquidity Asset Purchase Agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of March 31, 2010 and December 31, 2009, we have issued $2.0 billion and $5.1 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits. The decline since December 31, 2009 reflects our consolidation of the Bryant Park commercial paper conduit effective January 1, 2010. See Note 16, “Variable Interest Entities” for further information.

Principal Protected Products We structure and sell products that guarantee the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation

HSBC USA Inc.

and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These principal protected products are accounted for on a fair value basis. The notional amounts of these principal protected products were not material as of March 31, 2010 and December 31, 2009. We have not made any payment under the terms of these structured products and we consider the probability of payments under these guarantees to be remote.

Sale of Mortgage Loans We originate and sell mortgage loans to government sponsored entities and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the representations and warranties are breached. Our estimated liability for obligations arising from the breach of representations and warranties was $116 million and $66 million as of March 31, 2010 and December 31, 2009, respectively. The increase from year-end was due to an increase of $50 million in the reserve for potential repurchase liability exposures related primarily to previously originated mortgages through broker channels.

Visa Covered Litigations We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is earlier. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In July 2009, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited an additional $700 million into the escrow account. As a result, we re-evaluated the contingent liability we have recorded relating to this litigation and reduced our liability by $8.6 million during 2009. At March 31, 2010, the contingent liability recorded was $25 million.

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

Pledged Assets Pledged assets included in the consolidated balance sheet are summarized in the following table.

	March 31,	December 31,
	2010	2009

	(in millions)

Interest bearing deposits with banks	$1,359	$1,496
Trading assets(1)	532	708
Securities available-for-sale(2)	13,568	11,416
Securities held to maturity(3)	1,667	457
Loans(4)	4,507	3,933
Other assets(5)	4,945	6,459

Total	$26,578	$24,469

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

(2)	Securities available-for-sale are primarily pledged against various short-term and long-term borrowings.

HSBC USA Inc.

(3)	Securities held to maturity include federal home loan bank collateral at March 31, 2010 and December 31, 2009, as well as the investment securities of a consolidated asset backed commercial paper conduit at March 31, 2010 that collateralize the conduit’s outstanding commercial paper.

(4)	Loans are primarily private label card and other credit card receivables pledged against long-term secured borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank. At March 31, 2010 loans also include the loans of a consolidated asset backed commercial paper conduit that collateralize the conduit’s outstanding commercial paper.

(5)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

18. Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are disorderly, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Transfers between leveling categories, when determined to be appropriate, are recognized at the end of each reporting period.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of March 31, 2010
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance

	(in millions)

Assets:
Trading Securities:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$733	$134	$-	$867	$-	$867
Collateralized debt obligations	-	-	755	755	-	755
Asset-backed securities:
Residential mortgages	-	114	826	940	-	940
Home equity	-	-	25	25	-	25
Corporate and other domestic debt securities	-	936	644	1,580	-	1,580
Debt Securities issued by foreign entities:
Corporate	-	128	222	350	-	350
Government	-	430	-	430	-	430
Equity securities	-	26	19	45	-	45
Precious metals trading	-	11,827	-	11,827	-	11,827
Derivatives(2):
Interest rate contracts	144	27,234	-	27,378	-	27,378
Foreign exchange contracts	1	12,558	247	12,806	-	12,806
Equity contracts	-	1,163	179	1,342	-	1,342
Precious metals contracts	2	484	-	486	-	486
Credit contracts	-	13,202	2,596	15,798	-	15,798
Other	9	9	4	22	-	22
Derivatives netting	-	-	-	-	(49,838)	(49,838)

Total derivatives	156	54,650	3,026	57,832	(49,838)	7,994
Securities available-for-sale:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	13,202	13,092	-	26,294	-	26,294
Obligations of U.S. states and political subdivisions	-	621	-	621	-	621
Asset-backed securities:
Residential mortgages	-	257	529	786	-	786
Commercial mortgages	-	572	8	580	-	580
Home equity	-	192	215	407	-	407
Auto	-	17	29	46	-	46
Student loans	-	18	12	30	-	30
Other	-	109	-	109	-	109
Corporate and other domestic debt securities	-	710	-	710	-	710
Debt Securities issued by foreign entities:
Corporate	-	539	-	539	-	539
Government	-	2,568	-	2,568	-	2,568
Equity securities	-	1,130	-	1,130	-	1,130
Loans(3)	-	1,436	12	1,448	-	1,448
Intangible(4)	-	-	444	444	-	444

Total assets	$14,091	$89,506	$6,766	$110,363	$(49,838)	$60,525

Liabilities:
Deposits in domestic offices(5)	$-	$3,117	$1,940	$5,057	$-	$5,057
Trading liabilities, excluding derivatives	966	3,894	-	4,860	-	4,860
Derivatives(2):
Interest rate contracts	85	27,502	-	27,587	-	27,587
Foreign exchange contracts	48	13,003	367	13,418	-	13,418
Equity contracts	2	1,044	130	1,176	-	1,176
Precious metals contracts	38	619	-	657	-	657
Credit contracts	-	14,477	1,252	15,729	-	15,729
Other	1	1	1	3	-	3
Derivatives netting	-	-	-	-	(53,196)	(53,196)

Total derivatives	174	56,646	1,750	58,570	(53,196)	5,374
Long-term debt(6)	-	4,215	604	4,819	-	4,819

Total liabilities	$1,140	$67,872	$4,294	$73,306	$(53,196)	$20,110

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2009
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance

	(in millions)

Assets:
Trading Securities:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$615	$50	$-	$665	$-	$665
Residential mortgage-backed securities	-	129	821	950	-	950
Collateralized debt obligations	-	-	831	831	-	831
Other asset-backed securities	-	9	25	34	-	34
Corporate and other domestic debt securities	-	792	1,202	1,994	-	1,994
Debt Securities issued by foreign entities	-	213	196	409	-	409
Equity securities	-	436	21	457	-	457
Precious metals trading	-	12,256	-	12,256	-	12,256
Derivatives(2)	129	58,391	3,074	61,594	(52,763)	8,831
Securities available-for-sale:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	9,291	10,639	3	19,933	-	19,933
Obligations of U.S. states and political subdivisions	-	749	-	749	-	749
Residential mortgage-backed securities	-	350	515	865	-	865
Commercial mortgage-backed securities	-	558	8	566	-	566
Other asset-backed securities	-	273	217	490	-	490
Corporate and other domestic debt securities	-	864	-	864	-	864
Debt Securities issued by foreign entities	-	3,076	-	3,076	-	3,076
Equity securities	-	1,263	-	1,263	-	1,263
Loans(3)	-	1,122	4	1,126	-	1,126
Intangible(4)	-	-	450	450	-	450

Total assets	$10,035	$91,170	$7,367	$108,572	$(52,763)	$55,809

Liabilities:
Deposits in domestic offices(5)	$-	$2,589	$1,643	$4,232	$-	$4,232
Trading liabilities, excluding derivatives	34	2,653	-	2,687	-	2,687
Derivatives(2)	213	60,639	1,781	62,633	(57,214)	5,419
Long-term debt(6)	-	4,149	419	4,568	-	4,568

Total liabilities	$247	$70,030	$3,843	$74,120	$(57,214)	$16,906

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes trading derivative assets of $7.4 billion and $8.2 billion and trading derivative liabilities of $5.2 billion and $5.3 billion as of March 31, 2010 and December 31, 2009, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 6, “Loans Held for Sale,” for further information.

(4)	Represents residential mortgage servicing rights. See Note 7, “Intangible Assets,” for further information on residential mortgage servicing rights.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

HSBC USA Inc.

Significant Transfers into/ out of Levels 1 and 2 There were no significant transfers between levels 1 and 2 for the three months ended March 31, 2010.

Information on Level 3 Assets and Liabilities The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2010 and 2009. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Periods
	Jan. 1,	Revenue	Other	Comprehensive				Into	Out of	Mar. 31	Unrealized
	2010	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives
Collateralized debt obligations	$832	$25	$-	$-	$222	$-	$(324)	$-	$-	$755	$11
Asset-backed securities:
Residential mortgages	817	13	-	-	94	-	(119)	21	-	826	15
Commercial mortgages	4	-	-	-	-	-	(1)	-	(3)	-	-
Home equity	24	-	-	-	-	-	(2)	3	-	25	(2)
Corporate and other domestic debt securities	1,202	(31)	-	-	25	-	(368)	-	(184)	644	15
Debt Securities issued by foreign entities:
Corporate	195	27	-	-	-	-	-	-	-	222	27
Equity securities	21	(1)	-	-	-	-	(1)	-	-	19	(1)
Foreign exchange contracts	(95)	(25)	-	-	-	-	1	-	-	(119)	(24)
Equity contracts	81	83	-	-	-	-	(57)	(58)	1	50	45
Credit contracts	1,311	(181)	-	-	-	-	(70)	218	66	1,344	(425)
Other	(3)	-	6	-	-	-	(1)	-	-	2	2
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3	-	-	-	-	-	-	-	(3)	-	-
Asset-backed securities:
Residential mortgages	515	-	-	16	-	-	(71)	73	(4)	529	11
Commercial mortgages	8	-	-	-	-	-	-	-	-	8	-
Home equity	175	-	-	45	-	-	(5)	-	-	215	42
Auto	43	-	-	-	-	-	(14)	-	-	29	-
Student loans	-	-	-	-	-	-	-	12	-	12	-
Loans(3)	4	-	-	-	-	-	-	11	(3)	12	-
Other assets, excluding derivatives(4)	450	-	21	-	-	-	(27)	-	-	444	21

Total assets	$5,587	$(90)	$27	$61	$341	$-	$(1,059)	$280	$(130)	$5,017	$(263)

Liabilities:
Deposits in domestic offices	$(1,643)	$(71)	$-	$-	$-	$(310)	$74	$(7)	$17	$(1,940)	$(53)
Long-term debt	(419)	(12)	-	-	-	(209)	29	-	7	(604)	(13)

Total liabilities	$(2,062)	$(83)	$-	$-	$-	$(519)	$103	$(7)	$24	$(2,544)	$(66)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)			Net	Transfers
		Trading		Other	Purchases	Into or		Current Periods
	January 1,	(Loss)	Other	Comprehensive	Issuances and	Out	March 31,	Unrealized
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives
Residential mortgage-backed securities	$475	$(40)	$-	$-	$20	$55	$510	$(41)
Collateralized debt obligations	668	(59)	-	-	(15)	-	594	(59)
Other asset-backed securities	36	(8)	-	-	-	-	28	(8)
Corporate and other domestic debt securities	480	5	-	-	15	27	527	5
Debt Securities issued by foreign entities	87	(10)	-	-	-	-	77	(10)
Equity securities	147	19	-	-	(22)	-	144	19
Precious metals	-	-	-	-	-	-	-	-
Derivatives, net(2)	5,283	(561)	(1)	-	21	(55)	4,687	(421)
Securities available-for-sale
Obligations of U.S. states and political subdivisions	-	-	-	-	-	2	2	-
Residential mortgage-backed securities	164	-	-	(9)	(14)	192	333	(9)
Commercial mortgage-backed securities	-	-	-	-	-	5	5	-
Collateralized debt obligations	-	-	-	-	-	-	-	-
Other asset-backed securities	307	-	-	(36)	(25)	10	256	(36)
Loans(3)	136	-	-	-	19	-	155	-
Other assets, excluding derivatives(4)	333	-	(48)	-	28	-	313	(28)

Total Assets	$8,116	$(654)	$(49)	$(45)	$27	$236	$7,631	$(588)

Liabilities:
Deposits in domestic offices	(234)	-	12	-	(188)	6	(404)	9
Long term debt	(57)	-	-	-	(27)	2	(82)	(1)

Total liabilities	$(291)	$-	$12	$-	$(215)	$8	$(486)	$8

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $3.0 billion and $7.3 billion and derivative liabilities of $1.8 billion and $2.6 billion at March 31, 2010 and 2009, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. See Note 7, “Intangible Assets,” for additional information.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains
	Non-Recurring Fair Value Measurements				(Losses) For the
	as of March 31, 2010				Three Months Ended
	Level 1	Level 2	Level 3	Total	March 31, 2010

	(in millions)

Residential mortgage loans held for sale(1)	$-	$150	$761	$911	$(5)
Other consumer loans held for sale(1)	-	-	28	28	-
Impaired loans(2)	-	-	718	718	5
Real estate owned(3)	-	63	-	63	1
Repossessed vehicles(3)	-	5	-	5	-
Commercial loans held for sale	-	3	-	3	-
Held to maturity asset-backed securities held by consolidated VIE(4)	-	-	254	254	(5)
Building held for use	-	-	15	15	-

Total assets at fair value on a non-recurring basis	$-	$221	$1,776	$1,997	$(4)

					Total Gains
	Non-Recurring Fair Value Measurements				(Losses) For the
	as of March 31, 2009				Three Months Ended
	Level 1	Level 2	Level 3	Total	March 31, 2009

	(in millions)

Residential mortgage loans held for sale(1)	$-	$723	$1,109	$1,832	$(93)
Other consumer loans held for sale(1)	-	-	45	45	-
Impaired loans(2)	-	-	97	97	8
Real estate owned(3)	-	65	-	65	(2)
Repossessed vehicles(3)	-	1	-	1	-

Total assets at fair value on a non-recurring basis	$-	$789	$1,251	$2,040	$(87)

(1)	As of March 31, 2010 and March 31, 2009, the fair value of the loans held for sale was below cost.

(2)	Represents impaired commercial loans. We use the fair value estimate of the underlying collateral to approximate the fair value of the commercial loans.

(3)	Real estate owned and repossessed vehicles are required to be reported on the balance sheet net of transaction costs. The real estate owned and repossessed vehicle amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(4)	Represents held to maturity securities which were held at fair value at March 31, 2010. See Note 16, “Variable Interest Entities” for additional information.

HSBC USA Inc.

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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)

Financial assets:
Short-term financial assets	$35,532	$35,532	$24,094	$24,094
Federal funds sold and securities purchased under resale agreements	2,898	2,898	1,046	1,046
Non-derivative trading assets	16,819	16,819	17,596	17,596
Derivatives	7,994	7,994	8,831	8,831
Securities	37,687	37,815	30,568	30,686
Commercial loans, net of allowance for credit losses	28,867	29,205	29,366	29,298
Commercial loans designated under fair value option and held for sale	1,451	1,451	1,126	1,126
Consumer loans, net of allowance for credit losses	43,207	38,552	46,262	41,877
Consumer loans held for sale:
Residential mortgages	1,129	1,132	1,386	1,389
Auto finance	-	-	353	353
Other consumer	28	28	43	43
Financial liabilities:
Short-term financial liabilities	$18,669	$18,669	$11,121	$11,121
Deposits:
Without fixed maturities	114,632	114,632	106,890	106,890
Fixed maturities	5,122	5,156	7,215	7,259
Deposits designated under fair value option	5,057	5,057	4,232	4,232
Non-derivative trading liabilities	4,860	4,860	2,687	2,687
Derivatives	5,374	5,374	5,419	5,419
Long-term debt	12,515	12,765	13,440	13,693
Long-term debt designated under fair value option	4,819	4,819	4,568	4,568

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the deteriorating economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2010 and December 31, 2009 reflect these market conditions.

Valuation Techniques Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for those financial instruments not recorded at fair value for which fair value disclosure is required.

Short-term financial assets and liabilities – The carrying value of certain financial assets and liabilities recorded at cost is considered to approximate fair value because they are short-term in nature, bear interest rates that

HSBC USA Inc.

approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, accrued interest receivable, customer acceptance assets and liabilities and short-term borrowings.

Federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements – Federal funds sold and purchased and securities purchased and sold under resale and repurchase agreements are recorded at cost. A significant majority of these transactions are short-term in nature and, as such, the recorded amounts approximate fair value. For transactions with long-dated maturities, fair value is based on dealer quotes for instruments with similar terms and collateral.

Loans – Except for leveraged loans, selected residential mortgage loans and certain foreign currency denominated commercial loans, we do not record loans at fair value on a recurring basis. From time to time, we record on a non-recurring basis negative adjustment to loans. The write-downs can be based on observable market price of the loan or the underlying collateral value. In addition, fair value estimates are determined based on the product type, financial characteristics, pricing features and maturity. Where applicable, similar loans are grouped based on loan types and maturities and fair values are estimated on a portfolio basis.

•	Mortgage Loans Held for Sale – Certain residential mortgage loans are classified as held for sale and are recorded at the lower of cost or fair value. As of March 31, 2010, the fair value of these loans is below their amortized cost. The fair value of these mortgage loans is determined based on the valuation information observed in alternative exit markets, such as the whole loan market, adjusted for portfolio specific factors. These factors include the location of the collateral, the loan-to-value ratio, the estimated rate and timing of default, the probability of default or foreclosure and loss severity if foreclosure does occur.

•	Leveraged Loans – We record leveraged loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources are used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows, adjusted for the probability of default and estimated recoveries where applicable, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the loan specific attributes and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

•	Commercial Loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and the borrower’s credit risk, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and our own estimate of liquidity premium.

•	Commercial impaired loans – Fair value is determined based on the pricing quotes obtained from an independent third party appraisal.

•	Consumer Loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, among other things, value estimates from an HSBC affiliate which reflect over-the-counter trading activity, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables; trading input from other market participants which includes observed primary and secondary trades; where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads; and general discussions held directly with potential investors.

Model inputs include estimates of future interest rates, prepayment speeds, loss curves and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market

HSBC USA Inc.

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

Lending-related Commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $55 million and $48 million at March 31, 2010 and December 31, 2009, respectively.

Precious Metals Trading – Precious metals trading primarily include physical inventory which are valued using spot prices.

Securities – Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security classes:

•	U.S. Treasury, U.S. Government agency issued or guaranteed and Obligations of U.S. state and political subdivisions – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. Government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined primarily based on pricing information obtained from pricing services and is verified by internal review processes.

•	Asset-backed securities, including collateralized debt obligations – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral.

HSBC USA Inc.

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:

Trading asset-backed securities and related collateral:

Credit quality of collateral:		Prime		Alt-A		Sub-prime
Rating of securities:	Collateral type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
					(in millions)

AAA - A	Residential mortgages	$4	$-	$103	$131	$-	$381	$619
	Home equity	-	-	-	12	-	-	12
	Other	-	-	7	-	-	-	7

	Total AAA - A	4	-	110	143	-	381	638
BBB-B	Residential mortgages	-	15	-	75	-	-	90
	Home equity	-	-	-	3	-	-	3

	Total BBB -B	-	15	-	78	-	-	93
CCC-Unrated	Residential mortgages	-	-	-	224	-	-	224
	Home equity	-	-	-	10	-	-	10

	Total CCC - Unrated	-	-	-	234	-	-	234

		$4	$15	$110	$455	$-	$381	$965

Trading collateralized debt obligations and related collateral:

Credit quality of collateral:
Rating of securities:	Collateral type:	Level 3
		(in millions)

AAA - A	Commercial mortgages	$-
	Corporate loans	-
	Other	-

	Total AAA - A	-
BBB-B	Commercial mortgages	72
	Corporate loans	357
	Other	204

	Total BBB - B	633
CCC-Unrated	Commercial mortgages	50
	Corporate loans	-
	Other	72

	Total CCC - Unrated	122

		$755

HSBC USA Inc.

Available-for-sale securities backed by collateral:

Credit quality of collateral:		Prime		Alt-A		Sub-prime
Rating of securities:	Collateral type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
				(in millions)

AAA – A	Residential mortgages	$-	$-	$255	$98	$-	$-	$353
	Commercial mortgages	-	-	572	8	-	-	580
	Home equity	-	-	192	-	-	2	194
	Student loans	-	-	18	12	-	-	30
	Other	-	-	109	-	-	-	109

	Total AAA - A	-	-	1,146	118	-	2	1,266
BBB-B	Residential mortgages	-	30	-	155	-	-	185
	Home equity	-	-	-	205	-	1	206
	Auto	-	-	17	29	-	-	46

	Total BBB -B	-	30	17	389	-	1	437
CCC-Unrated	Residential mortgages	-	-	2	246	-	-	248
	Home equity	-	-	-	7	-	-	7

	Total CCC - Unrated	-	-	2	253	-	-	255

		$-	$30	$1,165	$760	$-	$3	$1,958

•	Other domestic debt and foreign debt securities (corporate and government) – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. For mutual fund investments, we receive monthly statements from the investment manager with the estimated fair value.

We perform validations of the fair values obtained from independent pricing services. Such validations primarily include sourcing security prices from other independent pricing services or broker quotes. As the pricing for mortgage and other asset-backed securities became less transparent during the credit crisis, we further developed internal valuation techniques to validate the fair value. The internal validation techniques utilize inputs derived from observable market data, incorporate external analysts’ estimates of probability of default, loss recovery and prepayments speeds and apply the discount rates that would be demanded by market participants under the current market conditions. Depending on the results of the validation, additional information may be gathered from other market participants to support the fair value measurements. A determination is made as to whether adjustments to the observable inputs are necessary after investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

Derivatives – Derivatives are recorded at fair value. Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including cash collateral are offset and presented net in accordance with accounting principles which allow the offsetting of amounts relating to certain contracts.

Derivatives traded on an exchange are valued using quoted prices. OTC derivatives, which comprise a majority of derivative contract positions, are valued using valuation techniques. The fair value for the majority of our derivative instruments are determined based on internally developed models that utilize independently corroborated market parameters, including interest rate yield curves, option volatilities, and currency rates. For complex or long-dated derivative products where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about, among other things, the timing of cash flows and credit spreads. The fair values of certain structured derivative products are sensitive to unobservable inputs such as default correlations of

HSBC USA Inc.

the referenced credit and volatilities of embedded options. These estimates are susceptible to significant change in future periods as market conditions change.

Significant Inputs related to derivative classes are broken down as follows:

•	Credit Derivatives – Use credit default curves and recovery rates which are generally provided by broker quotes and various pricing services. Certain credit derivatives may also use correlation inputs in their model valuation. Correlation is derived using market quotes from brokers and various pricing services.

•	Interest Rate Derivatives – Swaps use interest rate curves based on currency that are actively quoted by brokers and other pricing services. Options will also use volatility inputs which are also quoted in the broker market.

•	FX Derivatives – FX transactions use spot and forward fx rates which are quoted in the broker market.

•	Equity Derivatives – Use listed equity security pricing and implied volatilities from equity traded options position.

•	Precious Metal Derivative – spot and forward metal rates which are quoted in the broker market.

We may adjust valuations derived using the methods described above in order to ensure that those values represent appropriate estimates of fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as bid-ask spreads and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties. Such adjustments are based on management judgment and may not be observable.

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

Repossessed Autos – Fair value is determined based on current Black Book values, which represent current observable prices in the wholesale auto auction market.

Mortgage Servicing Rights – We elected to measure residential mortgage servicing rights, which are classified as intangible assets, at fair value. The fair value for the residential mortgage servicing rights is determined based on an option adjusted approach which involves discounting servicing cash flows under various interest rate projections at risk-adjusted rates. The valuation model also incorporates our best estimate of the prepayment speed of the mortgage loans, cost to service and discount rates which are unobservable. As changes in interest rates is a key factor affecting the prepayment speed and hence the fair value of the mortgage servicing rights, we use various interest rate derivatives and forward purchase contracts of mortgage-backed securities to risk-manage the mortgage servicing rights.

Structured Notes – Certain structured notes were elected to be measured at fair value in their entirety under fair value option accounting principles. As a result, derivative features embedded in the structured notes are included in the valuation of fair value. The valuation of embedded derivatives may include significant unobservable inputs such as correlation of the referenced credit names or volatility of the embedded option. Other significant inputs include interest rates (yield curve), time to maturity, expected loss and loss severity.

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

Long-term Debt – We elected to apply fair value option to certain own debt issuances for which fair value hedge accounting was applied. These own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instrument. The observed market price of these

HSBC USA Inc.

instruments reflects the effect of our own credit spreads. The credit spreads applied to these instruments were derived from the spreads recognized in the secondary market for similar debt as of the measurement date.

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

Valuation Adjustments – Where applicable, we make valuation adjustments to the measurements of financial instruments to ensure that they are recorded at fair value. Management judgment is required in determining the appropriate level of valuation adjustments. The level of valuation adjustments reflects the risks and the characteristics of a specific type of product, related contractual terms and the liquidity associated with the product and the market in which the product transacts. Valuation adjustments for complex instruments are unobservable. Such valuation adjustments, which have been consistently applied, include the following:

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

19.  New Accounting Pronouncements

Accounting for transfers of financial assets In June 2009, the FASB issued guidance which amends the accounting for transfers of financial assets by eliminating the concept of a qualifying special-purpose entity (“QSPE”) and provides additional guidance with regard to the accounting for transfers of financial assets. The guidance is effective for all interim and annual periods beginning after November 15, 2009. We adopted this guidance on January 1, 2010. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Accounting for consolidation of variable interest entities In June 2009, the FASB issued guidance which amends the accounting rules related to the consolidation of variable interest entities (“VIEs”). The guidance changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model based on control and economics. Effective January 1, 2010, certain VIEs which are not consolidated currently will be required to be consolidated. Under this new guidance, we consolidated one asset-backed commercial paper conduit where we provide substantially all of the liquidity facilities and have the ability to direct most significant activities. The impact of consolidating this entity on January 1, 2010 resulted in an increase to our assets and liabilities of approximately $3.5 billion and $3.8 billion, respectively, which resulted in a decrease

HSBC USA Inc.

to the opening balance of common shareholder’s equity which was recorded as an increase to retained earnings of $1 million and a reduction to other comprehensive income of $246 million. Since we elected to adopt the transition mechanism for Risk Based Capital Requirements, there will be no change to the way we calculate risk weighted assets against the liquidity facilities of the above mentioned asset-backed commercial paper conduit for the first two quarters of 2010. There is therefore also no change to the Tier 1 capital ratios for the first two quarters of 2010. Had we fully transitioned to the Risk Based Capital requirements at March 31, 2010, our risk weighted assets would have been higher by approximately $2 billion which would not have had a significant impact to our Tier 1 capital ratios. See Note 16, “Variable Interest Entities” in these consolidated financial statements for additional information.

Improving Disclosures about Fair Value Measurements In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair measurements and describe the reasons for the same. It also requires Level 3 reconciliation to be presented on a gross basis, while disclosing purchases, sales, issuances and settlements separately. The guidance is effective for interim and annual financial periods beginning after December 15, 2009, except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010. We adopted the new disclosure requirements in their entirety effective January 1, 2010. See Note 18, “Fair Value Measurements” in these consolidated financial statements.

Subsequent Events In February 2010, the FASB amended certain recognition and disclosure requirements for subsequent events. The guidance clarifies an entity that either (a) is an SEC filer, or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market is required to evaluate subsequent events through the date the financial statements are issued and in all other cases through the date the financial statements are available to be issued. The guidance eliminates the requirement to disclose the date through which subsequent events are evaluated for an SEC filer. The guidance was effective upon issuance. Adoption did not have an impact on our financial position or results of operations.

Consolidation In February 2010, the FASB issued an update that amends the guidance for consolidation of certain investment funds. The revised guidance deferred the consolidation requirements for a reporting entity that has an interest in an entity (1) that has all the attributes of an investment company, (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with that of investment company, or (3) which is a registered money market fund and is required to comply or operate in accordance with certain requirements of Investment Companies Act of 1940. An entity that qualifies for deferral will have to comply with disclosure requirements applicable to reporting entities with variable interests in variable interest entities. The guidance is effective for all interim and annual periods beginning after November 15, 2009. Adoption did not have an impact on our financial position or results of operations.

Derivatives and Hedging In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification is not expected to have a material impact to our financial position or results of operations.

HSBC USA Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC USA Inc. that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may,” “will,” “should,” “would,” “could,” “appears,” “believe,” “intends,” “expects,” “estimates,” “targeted,” “plans,” “anticipates,” “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC USA Inc. undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC USA Inc. may also be referred to in MD&A as “we”, “us”, or “our”.

Current Environment During the first quarter of 2010, economic conditions in the United States continued to improve. Liquidity has returned to the financial markets for most sources of funding except for mortgage securitization and companies are able to issue debt with credit spreads now approaching levels historically seen prior to the crisis, despite the U.S. government’s exit from some of its support programs. However, the prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base. While the slowing pace of job losses is helping the housing markets, the first-time homebuyer tax credit as well as low interest rates resulting from government monetary policy actions have been the main forces driving up home sales and shrinking home inventories, which has resulted in home price stabilization, particularly in the middle and lower price sectors. Improved market conditions have also resulted in recovery during the first quarter of 2010 of some of the valuation losses previously recorded on several asset classes during 2008 and into 2009. How sustainable these improvements will be in the absence of these government actions remains to be seen.

Deterioration in the job market continued to ease in the first quarter of 2010 as job losses slowed in the first two months of the year and job gains of over 150,000 were reported in March, the biggest monthly gain in the last three years. Despite the improving job picture, U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained stubbornly high at 9.7 percent in March 2010, a decrease of only 30 basis points since December 2009. In addition, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 17 states are greater than the U.S. national average and unemployment rates in 11 states are at or above 11 percent while in New York, where approximately 32 percent of our loan portfolio is concentrated, unemployment remained lower than the national average at 8.6 percent. The increases in unemployment rates have been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, previous volatility experienced by the credit markets and corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In

HSBC USA Inc.

particular, continued improvement in unemployment rates and a sustained recovery of the housing markets continue to remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Although consumer confidence has improved from the levels seen early in 2009, it remains low on a historical basis. Weak consumer fundamentals including declines in wage income, reduced consumer spending, declines in wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact to the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with general economic weakness and recent and proposed regulatory changes will likely continue to impact our results in 2010, the degree of which is largely dependent upon the nature and timing of an economic recovery and the impact of any further regulatory changes.

The U.S. Federal government and banking regulators continued their efforts to stabilize the U.S. economy and reform the financial markets throughout 2009 and into 2010. In June 2009, the Administration unveiled its proposal for a sweeping overhaul of the financial regulatory system. The Financial Regulatory Reform proposals are comprehensive and include the creation of an inter-agency Financial Services Oversight Council to, among other things, identify emerging risks and advise the Federal Reserve Board regarding institutions whose failure could pose a threat to financial stability; expand the Federal Reserve Board’s powers to regulate these systemically-important institutions and impose more stringent capital and risk management requirements; create a Consumer Financial Protection Agency (the “CFPA”) as a single primary Federal consumer protection supervisor, which will regulate credit, savings, payment and other consumer financial products and services and providers of those products and services; and impose comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default swaps, and prudent supervision of OTC derivatives dealers. In December 2009, the House of Representatives passed The Wall Street Reform and Consumer Protection Act, which addresses many of the Administration’s proposed reforms. Similar legislation was approved in March 2010 by the U.S. Senate Committee on Banking, Housing and Urban Affairs. In addition, on January 14, 2010, the Administration announced its intention to propose a Financial Crisis Responsibility Fee to be assessed against financial institutions with more than $50 billion in consolidated assets for at least 10 years. It is likely that some portion of the financial regulatory reform proposals will be adopted and enacted. The reforms may have a significant impact on the operations of financial institutions in the U.S., including us and our affiliates. However, it is not possible to assess the impact of financial regulatory reform until final legislation has been enacted and the related regulations have been adopted.

Performance, Developments and Trends Our net income was $554 million during the three months ended March 31, 2010 compared to a net loss of $89 million in the prior year quarter. Our income before income tax was $874 million during the three months ended March 31, 2010 compared to a loss before income tax of $48 million during the prior year quarter. Our results in both periods were impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option and other non-recurring items which distort the ability of investors to compare the underlying performance trends of our business. The following table summarizes the collective impact of these items on our loss before income tax for the three months ended March 31, 2010 and 2009:

Three Months Ended March 31,	2010	2009

	(in millions)

Income (loss) before income tax, as reported	$874	$(48)
Change in value of our own fair value option debt and related derivatives	(33)	(49)
Gain relating to resolution of lawsuit(1)	(5)	(85)
Gain on sale of equity interest in Wells Fargo HSBC Trade Bank	(66)	-
Revenue associated with whole loan purchase settlement(2)	(89)	-
Gain on sale of equity interest in HSBC Private Bank (Suisse) S.A.	-	(33)

Income (loss) from continuing operations before income tax, excluding above items(3)	$681	$(215)

HSBC USA Inc.

(1)	The proceeds of the resolution of this lawsuit in 2009 were used to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares. The proceeds received in 2010 represent the final judgment.

(2)	Represents loans previously purchased for resale from a third party.

(3)	Represents a non-U.S. GAAP financial measure.

Our overall results for the three months ended March 31, 2010 improved significantly compared to the prior year quarter as higher other revenues (losses) and lower provisions for credit losses were partially offset by lower net interest income and higher operating expenses.

Other revenues (losses) improved significantly compared to the prior year quarter due primarily to the prior year quarter reflecting reductions in other revenues (losses), largely trading revenue associated with credit derivative products due to the adverse financial market conditions which existed at that time. Improved market conditions in 2010 have resulted in a recovery of some of these valuation losses. A summary of the significant valuation adjustments associated with market disruptions that impacted revenue for the three month periods ended March 31, 2010 and 2009 are presented in the following table.

Three Months Ended March 31,	2010	2009

	(in millions)

Gains (Losses)
Insurance monoline structured credit products	$56	$(164)
Other structured credit products	37	(193)
Mortgage whole loans held for sale, including whole loan purchase settlement (predominantly subprime)	77	(86)
Other than temporary impairment on securities available-for-sale and held-to-maturity	(28)	(38)
Leverage acquisition finance loans held for sale	(1)	35

Total	$141	$(446)

Other revenues (losses) also improved during the quarter due to higher gains on sales of equity investments and a gain associated with a settlement related to certain whole loans previously purchased for re-sale from a third party. These increases were partially offset by lower credit card fees due to lower levels of credit card and private label receivables, changes in customer behavior, and lower delinquency levels as well as the recent implementation of certain provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“CARD Act”) which resulted in lower over limit and payment processing fees.

The market turmoil experienced over the past couple of years has created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and control credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements at March 31, 2010.

Net interest income was $1,200 million during the three months ended March 31, 2010 compared to $1,348 million in the prior year quarter. The decrease reflects the impact of a higher mix of lower yielding interest earning assets including higher levels of interest bearing deposits with banks, lower average loan balances and rates earned on these balances and significantly lower rates earned on securities due to sales in 2009 to reduce prepayment risk and risk-weighted asset levels. These reductions were partially offset by commercial loan repricings and lower promotional balances on private label credit cards as well as a lower cost of funds.

Our provision for credit losses decreased $963 million during the first quarter of 2010 as compared to the year-ago quarter as loan balances declined, economic and credit conditions improved, including lower dollars of delinquency since year-end in part due to seasonality and continued stabilization in the housing markets. These conditions have resulted in improved outlook on future loss estimates for our credit card, and private label receivables as well as for

HSBC USA Inc.

our residential mortgage loan portfolio. Provision for credit losses also decreased for both loans and loan commitments in the commercial loan portfolio due to lower outstanding balances including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Also contributing to the decrease were fewer customer downgrades across all business lines compared to the prior year period. The combination of all of these factors has led to a net recovery in provision for commercial loans during the three months ended March 31, 2010. Given the nature of the factors driving the reduction in commercial loan provision during the quarter, the provision levels recognized in the first quarter of 2010 should not be considered indicative of provision levels in future quarters.

Operating expenses totaled $1,066 million in the first quarter of 2010, an increase of 9.67 percent from the year-ago quarter. Lower salaries and employee benefit expense reflecting the centralization of additional shared services in North America in HTSU as well as continued cost management efforts and lower marketing expenses were offset by higher fees paid to HTSU and other affiliates than the prior year quarter due to the centralization of additional shared services across North America and a change to how the refund anticipation loan program is managed, which resulted in higher fees paid to HSBC Finance.

Our efficiency ratio was 49.58 percent for the three months ended March 31, 2010 as compared to 46.33 in the year-ago period. The deterioration in the efficiency ratio in the first quarter of 2010 resulted primarily from decreased net interest income and higher operating expenses which were partially offset by higher other revenues.

Our effective tax rate was 36.6 percent during the three months ended March 31, 2010 as compared to 85.4 percent in the year-ago quarter. The effective tax rate in 2010 reflects a substantially higher level of pre-tax income, an increased level of low income housing tax credits and an adjustment of uncertain tax positions. The effective tax rate for 2009 was significantly impacted by the relative level of pre-tax income, the sale of a minority stock interest that was treated as a dividend for tax purposes and the settlement of an IRS audit.

In October 2009, we announced that we had agreed to sell our 452 Fifth Avenue property in New York City, including the 1W. 39th Street building, for $330 million in cash. Under the terms of the deal, we will lease back the entire 452 Fifth Avenue building for one year and floors one to eleven for a total of 10 years. The transaction closed in April 2010. The sale will result in a gain of approximately $150 million; however, it will be deferred and recognized over ten years due to our continuing involvement. The headquarters of HSBC Bank USA remains in New York.

The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009.

Three Months Ended March 31,	2010	2009

	(dollars are in millions)

Net Income (loss)	$554	$(89)

Rate of return on average :
Total assets	1.22%	(.20)%
Total common shareholder’s equity	15.79	(3.60)
Net interest margin to average earning assets	3.01	3.46
Efficiency ratio	49.58	46.33
Commercial loan net charge-off ratio(1)	1.29	.56
Consumer loan net charge-off ratio(1)	6.43	3.55

HSBC USA Inc.

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Loans:
Commercial loans	$29,634	$30,304
Consumer loans	45,664	49,185

Total loans	$75,298	$79,489

Loans held for sale	$2,608	$2,908

Commercial allowance as a percent of loans(1)	2.59%	3.10%
Commercial two-months-and-over contractual delinquency	2.33	3.04
Consumer allowance as a percent of loans(1)	5.38	5.94
Consumer two-months-and-over contractual delinquency	6.00	5.97
Loan-to-deposits ratio(2)	89.49	94.36
Total shareholders’ equity to total assets	8.36	8.87
Total capital to risk weighted assets	15.49	14.19
Tier 1 capital to risk weighted assets	10.75	9.61

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of loss reserves, as a percentage of domestic deposits less certificate of deposits equal to or greater than $100 thousand.

Loans excluding loans held for sale were $75.3 billion at March 31, 2010 and $79.5 billion at December 31, 2009. Loans declined compared to December 31, 2009 driven by run-off in all of our consumer portfolios. We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises and to allow the existing on-balance sheet portfolio to run-off. The decline in credit card and private label receivables reflects lower customer spending, the continued impact from actions previously taken to reduce risk in these portfolios, seasonal paydowns in credit card balances and an increased focus by customers to reduce outstanding credit card debt. Commercial loans also decreased compared to year-end due to increased paydowns and managed reductions in certain exposures, partially offset by the adoption of new accounting guidance on the consolidation of variable interest entities which resulted in the consolidation of an incremental $1.5 billion of commercial loans in the quarter. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

Credit Quality Our allowance for credit losses as a percentage of total loans decreased during the three months ended March 31, 2010 as compared to December 31, 2009. The decrease in our allowance ratio reflects a lower allowance on our residential mortgage, credit card and private label receivable portfolios due to lower outstanding balances and improved credit quality, in part due to seasonality and improvement in economic conditions. Our commercial loan allowance for credit losses ratio also fell as economic conditions and related credit quality began to stabilize and our future loss estimates improved.

Consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) for consumer loans increased to 6.00 percent at March 31, 2010 as compared to 5.97 percent at December 31, 2009. Dollars of delinquency fell across all consumer portfolios during the quarter while outstanding loan balances also declined. The slight increase in the delinquency ratio since December 31, 2009 was driven by our residential mortgage loan portfolio as loan balances in this portfolio declined at a faster rate than delinquency. See “Credit Quality” in this MD&A for a more detailed discussion of the decrease in the delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) decreased 5 basis points as compared to December 31, 2009 primarily due to lower residential mortgage and private label card charge-offs. We experienced lower dollars of charge-off in all loan categories during the first quarter of 2010 driven by lower receivable levels

HSBC USA Inc.

and improved credit quality, in part due to seasonality. These favorable trends were partially offset by the impact from continued weakness in the U.S. economy including continued high unemployment levels and portfolio seasoning, as the higher levels of delinquency reported in prior periods continue to migrate to charge-off. Lower average outstanding loan balances as discussed above have also contributed to the increase in our charge-off ratio. See “Credit Quality” in this MD&A for a more detailed discussion of the net charge-off ratio and criticized asset balances.

Funding and Capital Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 10.75 percent and 9.61 percent at March 31, 2010 and December 31, 2009, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received no capital contributions from our immediate parent, HNAI during the first quarter of 2010 as compared to $1.1 billion during the year-ago quarter which was used to support the credit card and auto finance receivable purchases from HSBC Finance in January 2009.

As part of the regulatory approvals with respect to the affiliate receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During the three months ended March 31, 2010, HSBC Bank USA sold low quality auto finance loans with a net book value of approximately $103 million to a non-bank subsidiary of HSBC USA Inc. to reduce this capital requirement. Capital ratios and amounts at March 31, 2010 and December 31, 2009 in the table above reflect this revised regulatory reporting. At March 31, 2010 and December 31, 2009, we have exceeded the minimum ratios required.

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

As of March 31, 2010, there are no pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.

HSBC USA Inc.

Income Before Income Tax Expense – Significant Trends Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

Three Months Ended March 31,	2010	2009

	(in millions)

Income (loss) before income tax from prior year	$(48)	$(442)
Increase (decrease) in income before income tax attributable to:
Balance sheet management activities(1)	(192)	361
Trading related activities(2)	358	590
Credit card fees(3)	(124)	128
Loans held for sale(4)	163	31
Residential mortgage banking related revenue(5)	(102)	32
Gain (loss) on own debt designated at fair value and related derivatives(6)	(16)	49
Gain (loss) on instruments at fair value and related derivatives, excluding own debt(6)	(50)	63
Provision for credit losses(7)	963	(676)
All other activity(8)	(78)	(184)

Income (loss) before income tax for current period	$874	$(48)

(1)	Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains on sales of investments, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment see the caption “Business Segments” section of this MD&A.

(2)	For additional discussion regarding trading revenue (losses), see the caption “Results of Operations” in this MD&A.

(3)	For additional discussion regarding credit card fees, see the caption “Results of Operations” in this MD&A.

(4)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Revenue” in this MD&A.

(5)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in this MD&A.

(6)	For additional discussion regarding fair value option and fair value measurement, see Note 10, “Fair Value Option,” in the accompanying consolidated financial statements.

(7)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in this MD&A.

(8)	Represents other core banking activities.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

HSBC USA Inc.

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

International Financial Reporting Standards (“IFRSs”) Because HSBC reports results in accordance with IFRSs and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRS basis.

Three Months Ended March 31	2010	2009

	(in millions)

Net income (loss) – U.S. GAAP basis	$554	$(89)
Adjustments, net of tax:
Unquoted equity securities	-	7
Reclassification of financial assets	(10)	13
Securities	34	(94)
Derivatives	2	1
Loan impairment	7	5
Property	1	2
Pension costs	57	7
Purchased loan portfolios	(26)	29
Servicing assets	1	9
Return of capital	(3)	-
Interest recognition	-	(1)
Other	10	1

Net profit (loss) – IFRSs basis	627	(110)
Tax benefit (expense) – IFRSs basis	356	93

Profit (loss) before tax – IFRSs basis	$983	$(17)

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Unquoted equity securities – Under IFRSs, equity securities which are not quoted on a recognized exchange, but for which fair value can be reliably measured, are required to be measured at fair value. Securities measured at fair value under IFRSs are classified as either available-for-sale securities, with changes in fair value recognized in shareholders’ equity, or as trading securities, with changes in fair value recognized in income. Under U.S. GAAP, equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value and are required to be measured at cost, less any provisions for known impairment, in other assets.

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

HSBC USA Inc.

Securities – Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in accumulated other comprehensive income provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will not have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire portion is recognized in earnings. Also under IFRSs, recoveries in other-than-temporary impairment related to improvement in the underlying credit characteristics of the investment are recognized immediately in earnings while under U.S. GAAP, they are amortized to income over the remaining life of the security. There are also less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are recorded at fair value through other comprehensive income and subsequently recognized in profit and loss as the shares vest. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed. There is no similar requirement under U.S. GAAP.

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

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor.” Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under US GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

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

Servicing assets – Under IAS 38, servicing assets are initially recorded on the balance sheet at cost and amortized over the projected life of the assets. Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings. Under U.S. GAAP, we generally record servicing assets on the balance sheet at fair value. Subsequent adjustments to fair value are generally reflected in current period earnings.

HSBC USA Inc.

Return of capital – In 2010, this includes the recognition of $3 million relating to the payment to CT Financial Services, Inc. in connection with the resolution of a lawsuit which for IFRS was treated as the satisfaction of a liability and not as revenue and a subsequent capital transaction as was the case under U.S. GAAP.

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

Other – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, restructuring costs and loans held for sale.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at March 31, 2010 and increases (decreases) over December 31, 2009, are summarized in the table below.

		Increase
		(Decrease) from
	March 31,	December 31, 2009
	2010	Amount	%

	(dollars are in millions)

Period end assets:
Short-term investments	$37,652	$13,338	54.9%
Loans, net	72,074	(3,554)	(4.7)
Loans held for sale	2,608	(300)	(10.3)
Trading assets	24,215	(1,600)	(6.2)
Securities	37,687	7,119	23.3
Other assets	12,812	966	8.2

	$187,048	$15,969	9.3%

Funding sources:
Total deposits	$124,811	$6,474	5.5%
Trading liabilities	10,104	2,094	26.1
Short-term borrowings	11,541	5,029	77.2
All other liabilities	7,628	2,593	51.5
Long-term debt	17,334	(674)	(3.7)
Shareholders’ equity	15,630	453	3.0

	$187,048	$15,969	9.3%

Short-Term Investments Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. Balances will fluctuate from period to period depending upon our liquidity position at the time.

HSBC USA Inc.

Loans, Net Loan balances at March 31, 2010 and increases (decreases) over December 31, 2009, are summarized in the table below.

		Increase
		(Decrease) from
	March 31,	December 31, 2009
	2010	Amount	%

	(dollars are in millions)

Total commercial loans	$29,634	$(670)	(2.2)%
Consumer loans:
Residential mortgages, excluding home equity mortgages	13,512	(210)	(1.5)
Home equity mortgages	4,046	(118)	(2.8)

Total residential mortgages	17,558	(328)	(1.8)
Auto finance	1,453	(248)	(14.6)
Private label	13,466	(1,625)	(10.8)
Credit Card	11,816	(1,232)	(9.4)
Other consumer	1,371	(88)	(6.0)

Total consumer loans	45,664	(3,521)	(7.2)

Total loans	75,298	(4,191)	(5.3)
Allowance for credit losses	3,224	(637)	(16.5)

Loans, net	$72,074	$(3,554)	(4.7)%

Commercial loans decreased compared to December 31, 2009. Commercial loan balances at March 31, 2010 reflect the implementation of new accounting guidance relating to the consolidation of variable interest entities (“VIEs”) which resulted in an incremental $1.5 billion of commercial loans being recorded on our balance sheet. Excluding this impact, commercial loan balances decreased $2.1 billion in the quarter due to increased paydowns and managed reductions in certain exposures, including higher underwriting standards and lower overall demand from our core customer base.

Residential mortgage loans have decreased as compared to year-end. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we sell a majority of our new residential loan originations through the secondary markets and have allowed the existing loan portfolio to run off, resulting in reductions in loan balances. The decreases were partially offset by increases to the portfolio associated with originations targeted at our Premier customer relationships.

As previously discussed, real estate markets in a large portion of the United States have been and continue to be affected by stagnation or declines in property values. As a result, the loan-to-value (“LTV”) ratios for our mortgage loan portfolio have generally deteriorated since origination. Refreshed loan-to-value ratios for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale, are presented in the table below. The trend in these ratios reflects the continued stabilization in the housing markets.

	Refreshed LTVs(1)(2)		Refreshed LTVs(1)(2)
	at March 31, 2010		at December 31, 2009
	First Lien	Second Lien	First Lien	Second Lien

LTV<80%	71.6%	62.4%	71.5%	62.8%
80%≤LTV<90%	14.0	14.3	14.3	14.9
90%≤LTV<100%	7.5	10.0	7.7	9.5
LTV≥100%	6.9	13.3	6.5	12.8
Average LTV for portfolio	68.1	74.4	68.1	74.2

HSBC USA Inc.

(1)	Refreshed LTVs for first liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date. Refreshed LTVs for second liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

(2)	Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of December 31, 2009 and September 30, 2009, respectively.

Credit card and private label receivable balances decreased due to lower consumer spending, the continued impact from actions previously taken to mitigate risk including tighter underwriting criteria to lower the risk profile of the portfolio, seasonal paydowns in credit card balances and an increased focus by customers to reduce outstanding credit card debt and, as it relates to the private label portfolio, the exit of certain merchant relationships.

Auto finance loans have decreased due to run-off of the portfolio purchased from HSBC Finance and the continued run-off of our indirect auto financing loans which we no longer originate.

Other consumer loans have decreased primarily due to the discontinuation of originations of student loans and run-off of our installment loan portfolio.

Loans Held for Sale Loans held for sale at March 31, 2010 and increases (decreases) over December 31, 2009, are summarized in the table below.

		Increase
		(Decrease) from
	March 31,	December 31, 2009
	2010	Amount	%

	(dollars are in millions)

Total commercial loans	$1,451	$325	28.9%
Consumer loans:
Residential mortgages	1,129	(257)	(18.5)
Auto Finance	-	(353)	(100.0)
Other consumer	28	(15)	(34.9)

Total consumer loans	1,157	(625)	(35.1)

Total loans held for sale	$2,608	$(300)	(10.3)%

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $1.0 billion and $1.1 billion at March 31, 2010 and December 31, 2009, respectively, all of which are recorded at fair value. Commercial loan balances under this program decreased compared to December 31, 2009 due to loan sales. In the first quarter of 2010, we provided foreign currency denominated loans to a third party which are classified as commercial loans held for sale and for which we elected to apply fair value option. The fair value of commercial loans held for sale under this program was $419 million at March 31, 2010. See Note 10, “Fair Value Option” for further information.

Residential mortgage loans held for sale include subprime residential mortgage loans of $734 million and $757 million at March 31, 2010 and December 31, 2009, respectively, that were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retain the servicing rights in relation to these mortgages upon sale. Balances declined in the first quarter due to sales, partially offset by improved valuations as discussed below.

HSBC USA Inc.

Auto finance loans held for sale at December 31, 2009 were sold to HSBC Finance during the first quarter of 2010 to facilitate the completion of a loan sale by HSBC Finance to a third party.

Other consumer loans held for sale consist of student loans which we no longer originate. The decrease since December 31, 2009 reflects the sale of a portion of these loans in the first quarter of 2010.

Loans held for sale are recorded at the lower of cost or market value. While the book value of loans held for sale continued to exceed fair value at March 31, 2010, we experienced a decrease in the valuation allowance during the first quarter of 2010 due to improved conditions and reduced volatility in the U.S. residential mortgage markets.

Trading Assets and Liabilities Trading assets and liabilities balances at March 31, 2010 and increases (decreases) over December 31, 2009, are summarized in the table below.

		Increase
		(Decrease) from
	March 31,	December 31, 2009
	2010	Amount	%

	(dollars are in millions)

Trading assets:
Securities(1)	$4,992	$(348)	(6.5)%
Precious metals	11,827	(429)	(3.5)
Fair value of derivatives	7,396	(823)	(10.0)

	$24,215	$(1,600)	(6.2)%

Trading liabilities:
Securities sold, not yet purchased	$1,102	$971	100+ %
Payable for precious metals	3,758	1,202	47.0
Fair value of derivatives	5,244	(79)	(1.5)

	$10,104	$2,094	26.1%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

Securities balances at March 31, 2010 decreased slightly from year-end as increased market values for asset-backed securities were offset by lower security levels.

Lower precious metals trading assets at March 31, 2010 as compared to December 31, 2009 were primarily due to lower gold inventory. Higher payables for precious metals from year-end were due to increased balances in gold and silver.

Derivative assets and liabilities balances as compared to year-end 2009 were impacted by market volatility as valuations of foreign exchange, interest rate and credit derivatives all reduced from spread tightening in all sectors. Also, credit derivative levels continued to decrease as we actively sought to reduce exposure.

HSBC USA Inc.

Deposits Deposit balances by major depositor categories at March 31, 2010 and increases (decreases) over December 31, 2009, are summarized in the table below.

		Increase (Decrease) from
	March 31,	December 31, 2009
	2010	Amount	%

	(dollars are in millions)

Individuals, partnerships and corporations	$102,437	$4,030	4.1%
Domestic and foreign banks	15,709	2,160	15.9
U.S. Government, states and political subdivisions	4,290	(124)	(2.8)
Foreign governments and official institutions	2,375	408	20.7

Total deposits	$124,811	$6,474	5.5%

Total core deposits(1)	$83,451	$224	.3%

(1)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Consistent with the regulatory definition, core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be a key source of funding during the first quarter of 2010. Total deposits at March 31, 2010 increased 5.5 percent compared to year-end due largely to higher deposits from affiliates as well as growth in branch-based deposit products driven primarily by our Premier and branch expansion strategies and continued growth in the online savings product. Given our overall liquidity position, we continue to manage down low margin wholesale deposits in order to maximize profitability. Our relative liquidity strength has also allowed us to lower rates to be in line with our competition on several low margin deposit products. Core domestic deposits, which are the substantial source of our core liquidity, increased modestly during the quarter as a significant portion of the growth in deposits was driven by an increase in affiliate deposits which are not eligible for inclusion in the regulatory definition of core deposits referred to in the table above.

We maintain a growth strategy for our core retail banking business, which includes building deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•	HSBC Premier, HSBC’s global banking service that offers internationally minded mass affluent customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager. In 2010, Premier Investor savings has grown to $8.1 billion at March 31, 2010 as compared to $7.4 billion at December 31, 2009 and Premier Checking has grown to $4.4 billion at March 31, 2010 compared to $4.2 billion at December 31, 2009;

•	Internet based products, including Online Savings, Online Payment and Online Certificate of Deposit accounts. Online Savings balances have grown to $16.2 billion at March 31, 2010 as compared to $15.6 billion at December 31, 2009. Online certificates of deposit have declined to $630 million at March 31, 2010 compared to $741 million at December 31, 2009. In January 2010, HSBC Direct was rebranded to HSBC Advance, which is consistent with our global focus;

•	Retail branch expansion in existing and new geographic markets to largely support the needs of our internationally minded customers. During the first quarter of 2010, we opened four new branches in the states of California and Virginia; and

•	Driving cross-sell through closer alignment across all lines of business.

Short-Term Borrowings Increased balances at March 31, 2010 from December 31, 2009 levels were driven by increased commercial paper balances due to the consolidation of the Bryant Park commercial paper conduit as a result of adopting new VIE accounting guidance effective January 1, 2010 and higher precious metals borrowings.

HSBC USA Inc.

Long-Term Debt Long-term debt has continued to decline as our overall asset levels have decreased and we continue to focus on deposit gathering activities. Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $147 million during the three months ended March 31, 2010. Total debt outstanding under this program was $3.6 billion and $3.5 billion at March 31, 2010 and December 31, 2009.

Incremental long-term debt borrowings from our shelf registration statement with the Securities and Exchange Commission totaled $430 million and $282 million during the three months ended March 31, 2010 and 2009, respectively. Total long term debt outstanding under this shelf was $5.7 billion and $5.5 billion at March 31, 2010 and December 31, 2009.

We had borrowings from the Federal Home Loan Bank (“FHLB”) of $1.0 billion at both March 31, 2010 and December 31, 2009. At March 31, 2010, we had the ability to access further borrowings of up to $2.0 billion based on the amount pledged as collateral with the FHLB.

In January 2009 as part of the purchase of the GM and UP Portfolio from HSBC Finance, we assumed $6.1 billion of securities backed by credit card receivables which were accounted for as secured financings. Borrowings under these facilities totaled $2.2 billion and $2.4 billion at March 31, 2010 and December 31, 2009, respectively.

We have entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of certain of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and the debt of these VIEs. As mentioned above, on January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board which amends accounting rules relating to the consolidation of VIEs. Application of this new guidance has resulted in the consolidation of one additional VIE and, therefore, the consolidated debt of VIE’s we now report is greater than that reported in previous periods. Debt obligations of VIEs totaling $5.4 billion were included in short-term borrowings and long-term debt at March 31, 2010. Debt obligations of VIEs totaling $3.1 billion were included in long-term debt at December 31, 2009. See Note 16, “Variable Interest Entities” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

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

The significant components of net interest margin are summarized in the following table:

	Three Months Ended March 31,
	2010	2009

Yield on total earning assets	3.82%	4.92%
Rate paid on interest bearing liabilities	0.97	1.74

Interest rate spread	2.85	3.18
Benefit from net non-interest earning or paying funds	0.16	0.28

Net interest margin to earning assets(1)	3.01%	3.46%

(1)	Selected financial ratios are defined in the Glossary of Terms in our 2009 Form 10-K.

HSBC USA Inc.

Significant trends affecting the comparability of 2010 and 2009 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three Months Ended March 31,
		Interest Rate
	Amount	Spread

	(dollars are in millions)

Net interest income/interest rate spread from prior year	$1,354	3.18%
Increase (decrease) in net interest income associated with:
Trading related activities	(61)
Balance sheet management activities(1)	(105)
Private label credit card portfolio	(6)
Credit card portfolio	(16)
Commercial loans	(35)
Deposits	14
Residential mortgage banking	(10)
Other activity	70

Net interest income/interest rate spread for current year	$1,205	2.85%

(1)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading Related Activities Net interest income for trading related activities decreased during the three months ended March 31, 2010 due primarily to lower average balances of trading assets which was partially offset by lower cost of funds.

Balance Sheet Management Activities Lower net interest income from balance sheet management activities during the three months ended March 31, 2010 was due primarily to the sale of securities in 2009 and the re-investment of proceeds into lower margin securities, partially offset by positions taken in expectation of decreasing short-term rates.

Private Label Credit Card Portfolio Net interest income on private label credit card receivables was lower during the first quarter of 2010 as a result of lower average balances outstanding, partially offset by lower funding costs.

Credit Card Portfolios Lower net interest income on credit card receivables during the first quarter of 2010 primarily reflects lower average balances outstanding, partially offset by higher spreads driven by lower funding costs.

Commercial Loans Net interest income on commercial loans was lower during the first quarter of 2010 due primarily to lower loan balances, partially offset by loan repricing, lower levels of non-performing loans and lower funding costs.

Deposits Higher net interest income during the first quarter of 2010 on deposits is due primarily to spread expansion on core banking activities in the Personal Financial Services and Commercial Banking business segments. These segments continue to be affected by falling interest rates and growth in customer deposits in higher yielding deposit products, such as online savings and premier investor accounts, but this has been offset by pricing initiatives and an overall slightly less competitive retail market.

Residential mortgage banking During the first quarter of 2010, lower net interest income resulted from lower average residential loan outstandings partially offset by lower funding costs. Lower average residential loans outstanding resulted in part from the sale of approximately $2.6 billion of prime adjustable and fixed rate residential mortgages since March 31, 2009.

HSBC USA Inc.

Other Activity Higher net interest income from other activity was primarily due to lower interest expense related to long term debt and higher net interest income related to interest bearing deposits with banks. This was partially offset by lower net interest income on auto finance receivables.

Provision for Credit Losses The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase (Decrease)
Three Months Ended March 31	2010	2009	Amount	%

	(dollars are in millions)

Commercial	$(73)	$148	$(221)	(100 +)%

Consumer:
Residential mortgages, excluding and home equity	(19)	162	(181)	(100 +)
Home equity mortgages	(21)	21	(42)	(100 +)
Private label card receivables	109	399	(290)	(72.7)
Credit card receivables	190	393	(203)	(51.7)
Auto finance	25	25	-	-
Other consumer	-	26	(26)	(100.0)

Total consumer	284	1,026	(742)	(72.3)

Total provision for credit losses	$211	$1,174	$(963)	(82.0)%

We decreased our credit loss reserves during the three months ended March 31, 2010 as the provision for credit losses was $641 million lower than net charge-offs compared to provision for credit losses greater than net charge-offs of $631 million in the prior year quarter. The provision as a percentage of average receivables was .26 percent at March 31, 2010 compared to 1.26 percent at March 31, 2009. The decrease in credit loss provision reflects lower loss estimates in our commercial and consumer loan portfolios as discussed in more detail below.

Commercial loan provision for credit losses decreased for the three months ended March 31, 2010 as a result of lower loss estimates in most commercial portfolios since year-end due to lower outstanding balances including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Also contributing to the decrease were fewer customer downgrades across all business lines compared to the prior year period. The combination of all of these factors has led to a net recovery in provision for commercial loans during the three months ended March 31, 2010. Given the nature of the factors driving the reduction in commercial loan provision during the quarter, the provision levels recognized in the first quarter of 2010 should not be considered indicative of provision levels in future quarters.

The provision for credit losses on residential mortgages including home equity mortgages decreased $223 million during the first quarter of 2010 as compared to the prior year quarter. The decrease in provision for credit losses on residential mortgages was attributable to lower receivable levels and stabilization in residential mortgage loan credit quality as dollars of delinquency in the first quarter of 2010 have remained relatively flat since year-end and charge-off dollars continue to decline compared to the prior year period as outstanding balances continue to fall and loss severities stabilize. These factors have resulted in an improved outlook on future loss estimates.

The provision for credit losses associated with credit card receivables decreased $203 million in the first quarter of 2010 due to lower receivable levels, improved economic and credit conditions, including lower dollars of delinquency since year-end in part due to seasonality, portfolio seasoning, as well as an improved outlook on future loss estimates as the impact of higher unemployment rates on losses has not been as severe as previously anticipated due in part to improved cash flow from government stimulus activities, home price stability and the impact of tighter underwriting initiated in prior periods. Lower receivable levels reflect lower consumer spending,

HSBC USA Inc.

the impact of the actions previously taken to reduce risk and increased seasonality as customers focus on paying down credit card debt. These decreases were partially offset by portfolio.

Provision expense associated with our private label card portfolio decreased $290 million during the first quarter of 2010, due to lower receivable levels, improved economic and credit conditions and an improved outlook on future loss estimates as the impact of higher unemployment levels on losses has not been as severe as previously anticipated as discussed above.

Provision expense associated with our auto finance portfolio remained flat during the first quarter of 2010 as the impact of lower receivable levels was offset by portfolio seasoning.

Our methodology and accounting policies related to the allowance for credit losses are presented in “Critical Accounting Policies and Estimates” in MD&A and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” in 2009 Form 10-K. See “Credit Quality” in this MD&A for additional commentary on the allowance for credit losses associated with our various loan portfolios.

Other Revenues The components of other revenues are summarized in the following tables.

			Increase (Decrease)
Three Months Ended March 31	2010	2009	Amount	%

	(dollars are in millions)

Credit card fees	$233	$357	$(124)	(34.7)%
Other fees and commissions	292	231	61	26.4
Trust income	26	32	(6)	(18.8)
Trading revenue (loss)	204	(154)	358	100 +
Net other-than-temporary impairment losses	(28)	(38)	10	26.3
Other securities gains, net	21	47	(26)	(55.3)
HSBC affiliate income:
Fees and commissions	30	26	4	15.4
Other affiliate income	6	6	-	-

Total HSBC affiliate income	36	32	4	12.5
Residential mortgage banking revenue(1)	(37)	65	(102)	(100 +)
Gain on instruments at fair value and related derivatives(2)	46	112	(66)	(58.9)
Other income :
Valuation of loans held for sale	77	(86)	163	100 +
Insurance	5	7	(2)	(28.6)
Earnings from equity investments	3	15	(12)	(80.0)
Miscellaneous income	73	130	(57)	(43.8)

Total other income	158	66	92	100 +

Total other revenues	$951	$750	$201	26.8%

(1)	Includes servicing fees received from HBSC Finance of $2 million and $4 million during the three months ended March 31, 2010 and 2009, respectively.

(2)	Includes gains and losses associated with financial instruments elected to be measured at fair value and the related derivatives. See Note 10, “Fair Value Option,” of the accompanying consolidated financial statements for additional information.

Credit Card Fees Lower credit card fees during the three months ended March 31, 2010 were due primarily to lower receivable levels as a result of lower consumer spending, changes in customer behavior, increased seasonality in the quarter, the continuing impact of efforts to manage risk initiated in prior periods, improved delinquency levels, as well as the implementation of certain provisions of the CARD Act earlier in the year which has resulted in lower

HSBC USA Inc.

overlimit and payment processing fees. Higher reversals of fee income stemming from reduced charge-off activity upon acquisition of the GM and UP Portfolios in the first quarter of 2009 due to purchase accounting also contributed to the decrease.

Other Fees and Commissions Other fee-based income increased during the first quarter of 2010 largely due to higher refund anticipation loan fees. Beginning in 2010, we began to keep a portion of originated refund anticipation loans on our balance sheet. As a result, we earn fee income on these loans. The loans we keep are transferred to HSBC Finance at par only if they reach a certain defined delinquency status.

Trust Income Trust income declined in the first quarter of 2010 primarily due to lower domestic custody fees from lower assets under management and margin pressures as money market assets have shifted from higher fee asset classes to lower fee institutional class funds.

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

			Increase
			(Decrease)
Three Months Ended March 31	2010	2009	Amount	%

	(dollars are in millions)

Trading revenue (loss)	$204	$(154)	$358	100	+%
Net interest income	(8)	53	(61)	(100	+)

Trading related revenue (loss)	$196	$(101)	$297	100	+%

Business:
Derivatives	107	(268)	375	100	+
Balance sheet management	21	12	9	75.0
Foreign exchange and banknotes	56	131	(75)	(57.3)
Precious metals	20	21	(1)	(4.8)
Global banking	(5)	3	(8)	(100	+)
Other trading	(3)	-	(3)	(100	+)

Trading related revenue (loss)	$196	$(101)	$297	100	+%

Trading revenue (loss) improved significantly compared to the prior year quarter as the prior year quarter reflects reductions to revenue associated with credit derivative products due to the adverse market conditions which existed at that time. Improved market conditions in 2010 have resulted in a recovery of some of these valuation losses.

Trading revenue related to derivatives improved during the three months ended March 31, 2010 due to the performance of structured credit products which reported total gains of $93 million during the first quarter of 2010 as compared to total losses of $357 million during the prior year quarter. The performance of credit derivatives remained stable during the first quarter of 2010 as credit spread volatility and, the outlook for corporate defaults improved and exposures to several counterparties, including monoline insurers, were reduced as a result of the early termination of transactions. Partly offsetting the improvement in structured credit revenue were reductions in other derivative products substantially due to lower deal activity.

Trading income related to balance sheet management activities improved in the three months ended March 31, 2010 primarily due to more favorable trends in credit spreads on asset-backed securities held for trading purposes and increased sales of mortgage-backed and other asset-backed securities held for trading purposes.

HSBC USA Inc.

Foreign exchange and banknotes revenue declined in the first quarter primarily due to lower volumes and narrower trading spreads in foreign exchange and a reduction in demand for physical currency in banknotes.

Precious metals continued to deliver strong results in the first quarter of 2010 as a result of continuing demand for metals due to economic conditions.

Global banking revenue decreased during the three months ended March 31, 2010 due to a decline in corporate bond values compared to a gain in the year ago period.

Net Other-Than-Temporary Impairment (Losses) Recoveries During the three months ended March 31, 2010, 19 debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates compared to nine debt securities which were determined to be other-than-temporarily impaired in the year-ago quarter. The following table presents the various components of other-than-temporary impairment.

Three Months Ended March 31	2010	2009

	(in millions)

Total other-than-temporary impairment recoveries (losses)	$33	$(116)
Portion of loss (recovery) recognized in other comprehensive income, before taxes	(61)	78

Net other-than-temporary impairment losses recognized in the consolidated statement of income (loss)	$(28)	$(38)

Other Securities Gains, Net We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. The following table summarizes the net other securities gains (losses) resulting from various strategies.

Three Months Ended March 31	2010	2009

	(in millions)

Securities available-for-sale	$-	$-
Balance sheet diversity and reduction of risk	21	47

Other securities gains, net	$21	$47

Gross realized gains and losses from sales of securities are summarized in Note 6, “Securities,” in the accompanying consolidated financial statements.

During the first quarter of 2010, we sold $4.0 billion of US treasury, municipal, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized a gain of $18 million, which is included as a component of other security gains, net above. Gross realized gains and losses from sales of securities are summarized in Note 6, “Securities,” in the accompanying consolidated financial statements.

HSBC Affiliate Income Affiliate income was higher during the first quarter of 2010 due to higher fees and commissions earned from HSBC Markets USA (“HMUS”) and other HSBC affiliates as compared to the year-ago quarter including higher account analysis servicing charges. These increases were partially offset by lower fees on tax refund anticipation loans as beginning in 2010, as we now transfer only a portion of these loans to HSBC Finance upon origination as discussed above.

HSBC USA Inc.

Residential Mortgage Banking Revenue The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income in the consolidated statement of income (loss) and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase
			(Decrease)
Three Months Ended March 31	2010	2009	Amount	%

		(dollars are in millions)

Net interest income	$56	$66	$(10)	(15.2)%
Servicing related income:
Servicing fee income	32	34	(2)	(5.9)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	5	(25)	30	100 +
Realization of cash flows	(27)	(23)	(4)	(17.4)
Trading – Derivative instruments used to offset changes in value of MSRs	11	36	(25)	(69.4)

Total servicing related income	21	22	(1)	(4.5)

Originations and sales related income:
Gains (losses) on sales of residential mortgages	(60)	34	(94)	(100 +)
Trading and hedging activity	(5)	5	(10)	(100 +)

Total originations and sales related income (loss)	(65)	39	(104)	(100 +)

Other mortgage income	7	4	3	75.0
Total residential mortgage banking revenue included in other revenues (losses)	(37)	65	(102)	(100 +)

Total residential mortgage banking related revenue	$19	$131	$(112)	(85.5)%

Average residential mortgage loans	$15,730	$21,580	$(5,850)	(27.1)%

Lower net interest income during the three months ended March 31, 2010 reflects lower loan balances, partially offset by lower funding costs as well as reduced deferred cost amortization on lower average outstandings. Lower loan balances reflect the sale of approximately $2.6 billion of prime adjustable and fixed rate residential mortgages since March 31, 2009, for which we retained the servicing rights. We continue to sell the majority of new loan originations to government sponsored enterprises and private investors. Consistent with our Premier strategy, additions to the portfolio are comprised largely of premier relationship products.

Total servicing related income remained relatively flat in the first quarter of 2010, as the average serviced loan portfolio remained consistent with the year-ago quarter as new originations sold were offset by prepayments.

Originations and sales related income decreased in the current quarter primarily due to lower gains from loan sales and an increase in our reserve for potential repurchase liability exposures. We recorded gains of $37 million in the first quarter of 2009. There were no asset sales in the first quarter of 2010.

Gain on Instruments Designated at Fair Value and Related Derivatives We have elected to apply fair value option accounting to commercial leveraged acquisition finance loans and certain other commercial loans, unfunded commitments, certain own fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. See Note 10, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a breakout of these amounts by individual component.

HSBC USA Inc.

Valuation on Loans Held for Sale Valuation adjustments on loans held for sale improved during the first quarter of 2010, as there has been reduced volatility in the U.S. residential mortgage market driven by stabilization of home prices in the U.S. as compared to the year-ago quarter. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are sub-prime residential mortgage loans with a fair value of $734 million and $757 million as of March 31, 2010 and December 31, 2009, respectively. Loans held for sale are recorded at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Valuations on residential mortgage loans we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss). Valuation on loans held for sale in the first quarter of 2010 also reflects an $89 million settlement relating to certain whole loans previously purchased for re-sale from a third party.

In addition, we recorded valuation adjustments on education loans held for sale of $8 million during the three months ended March 31, 2009.

Other Income (Loss) Excluding the valuation of loans held for sale as discussed above, other income (loss) decreased during the first quarter of 2010 due largely to lower miscellaneous income as the year-ago quarter included a gain on the sale of our equity interest in HSBC Private Bank (Suisse) S.A. of $33 million as well as an $85 million gain related to a judgment whose proceeds were used to redeem 100 preferred shares issued to CT Financial Services, Inc., while the current period reflects a $66 million gain relating to the sale of our equity investment in Wells Fargo HSBC Trade Bank.

The obligation to redeem the preferred shares upon our receipt of the proceeds from the judgment represented a contractual arrangement established in connection with our purchase of a community bank from CT Financial Services Inc. in 1997 at which time this litigation remained outstanding. The $85 million we received, net of applicable taxes, was remitted in April 2009 to Toronto Dominion, which now holds beneficial ownership interest in CT Financial Services Inc., and the preferred shares were redeemed. In the first quarter of 2010, we received a final payment of $5 million related to this judgment which was again remitted to Toronto Dominion, net of tax in March 2010.

HSBC USA Inc.

Operating Expenses The components of operating expenses are summarized in the following tables.

			Increase
			(Decrease)
Three Months Ended March 31	2010	2009	Amount	%

	(dollars are in millions)

Salaries and employee benefits:
Salaries	$139	$153	$(14)	(9.2)%
Employee benefits	128	138	(10)	(7.2)

Total salaries and employee benefits	267	291	(24)	(8.2)
Occupancy expense, net	71	63	8	12.7
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	224	189	35	18.5
Fees paid to HMUS	75	71	4	5.6
Fees paid to HTSU	172	111	61	55.0
Fees paid to other HSBC affiliates	47	52	(5)	(9.6)

Total support services from HSBC affiliates	518	423	95	22.5
Other expenses:
Equipment and software	11	10	1	10.0
Marketing	28	37	(9)	(24.3)
Outside services	22	27	(5)	(18.5)
Professional fees	12	17	(5)	(29.4)
Telecommunications	3	4	(1)	(25.0)
Postage, printing and office supplies	4	3	1	33.3
Off-balance sheet credit reserves	(8)	(4)	(4)	(100.0)
FDIC assessment fee	36	34	2	5.9
Insurance business	(1)	22	(23)	(100 +)
Miscellaneous	103	45	58	100 +

Total other expenses	210	195	15	7.7

Total operating expenses	$1,066	$972	$94	9.7%

Personnel – average number	9,162	10,047
Efficiency ratio	49.58%	46.33%

Salaries and Employee Benefits Salaries and employee benefits expense decreased during the three months ended March 31, 2010 due to the transfer of additional support services employees to HTSU, as described below, as well as lower bonus accruals.

Occupancy Expense, Net Occupancy expense in the first quarter of 2010 increased as the transfer of additional shared services employees and their related workspace expenses to an affiliate, as discussed below, was more than offset offset by higher occupancy expense associated with the expansion of the core banking network within the PFS segment and $8 million in lease abandonment costs associated with the closure of several non-strategic branches recorded during the first quarter of 2010. Subsequent to March 31, 2009, we opened 20 new branches resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses.

Support services from HSBC affiliates includes technology and certain centralized support services, including human resources, corporate affairs and other shared services and beginning in January 2010, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by

HSBC USA Inc.

an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Higher support services from HSBC affiliates during the three months ended March 31, 2010 reflect the increased level of services provided during the quarter, including $56 million of fees paid to HSBC Finance for servicing and assuming the credit risk associated with refund anticipation loans originated and held on our balance sheet as a result of the change in the management of the refund anticipation loan program between HSBC Bank USA and HSBC Finance beginning in 2010. These increases were partially offset by lower levels of receivables being serviced.

Marketing Expenses Lower marketing and promotional expenses during the three months ended March 31, 2010 reflect continued optimization of marketing spend as a result of general cost saving initiatives, partially offset by a continuing investment in HSBC brand activities and marketing support for branch expansion initiatives, primarily within the PFS business segment.

Other Expenses Other expenses (excluding marketing expenses) increased during the first quarter of 2010 reflecting higher miscellaneous expenses due to higher legal costs, higher interest accruals for state tax exposures, and higher collection agency costs and higher corporate insurance costs as compared to the year-ago quarter, partially offset by lower outside and professional services fees.

Efficiency Ratio Our efficiency ratio, which is the ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues, was 49.58 percent and 46.33 percent for the three months ended March 31, 2010 and 2009, respectively. The deterioration in the efficiency ratio in the first quarter of 2010 resulted primarily from decreased net interest income and higher operating expenses which were partially offset by higher other revenues.

Segment Results – IFRSs Basis

We have five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described under Item 1, “Business” in our 2009 Form 10-K. There have been no changes in the basis of segmentation or measurement of segment profit (loss) as compared with the presentation in our 2009 Form 10-K.

Our segment results are presented on an IFRSs Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis since we report to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 14, “Business Segments,” in the accompanying consolidated financial statements and under the caption “Basis of Reporting” in the MD&A section of this Form 10-Q.

Personal Financial Services (“PFS”) During the first quarter of 2010, we continue to direct resources towards the expansion of the core retail banking business, in particular, the growth of HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. In addition, expansion of the branch network continued during the first quarter of 2010 with the opening of four new branches in geographic markets with international connectivity as well as continued investment in the HSBC brand. We currently plan to open an additional 2 branches in 2010. As a result, average personal deposits increased 1.9 percent during the three months ended March 31, 2010 and Premier customers increased to 384,500 at March 31, 2010, a 38 percent increase from the year-ago quarter. We remain focused on providing differentiated premium services to the internationally minded mass affluent and upwardly mobile customers. In January 2010, HSBC Direct was rebranded to HSBC Advance, which is consistent with our global focus.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises and to allow the existing on balance sheet portfolio to run-off. Consistent with the Premier strategy, additions to our portfolio are primarily comprised of Premier relationship products. In addition to normal sale activity, we periodically sell prime adjustable and fixed rate mortgage loan portfolios to third parties. No such sales occurred

HSBC USA Inc.

during the three months ended March 31, 2010. For the three months ended March 31, 2009, we sold approximately $1.8 billion of prime adjustable and fixed rate residential mortgage loans to third parties. We retained the servicing rights in relation to the mortgages upon sale. Average residential mortgage loans outstanding have continued to decline during the first quarter of 2010, decreasing approximately 30 percent as compared to average residential mortgage loans outstanding during the first quarter of 2009.

The following table summarizes the IFRSs Basis results for our PFS segment:

			Increase
			(Decrease)
Three Months Ended March 31	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$241	$187	$54	29%
Other operating income	48	40	8	20

Total operating income	289	227	62	27
Loan impairment charges (recoveries)	(3)	200	(203)	(100	+)

	292	27	265	100	+
Operating expenses	272	296	(24)	(8)

Profit (loss) before tax	$20	$(269)	$289	100	+%

Our PFS segment reported a profit before tax during the first quarter of 2010 compared to a loss before tax during the first quarter of 2009, driven by higher net interest income, higher other operating income, lower loan impairment charges and lower operating expenses.

Net interest income increased during the three months ended March 31, 2010, driven by a combination of customer rate cuts and additional funding credits on deposits as well as wider interest rate spreads on credit card balances due to reduced funding costs in the lower short-term rate environment. This was partially offset by lower levels of mortgage loans outstanding driven by mortgage loan sales of approximately $4.5 billion during 2009.

Other operating income increased during the three months ended March 31, 2010 as other operating income for the first three months of 2009 reflects a $102 million intersegment charge from the Global Banking and Markets segment relating to the cost associated with early termination of the funding associated with the mortgage loan sales, which was partially offset by a net gain on the sale of these mortgage loans of $39 million. Excluding the impact of these items in 2009, other operating income decreased in 2010 due primarily to an increase in the reserve for potential repurchase liability exposures in mortgage loans.

Loan impairment charges declined in the first quarter of 2010, driven largely by stabilization in residential mortgage loan credit quality as dollars of delinquency and loss severities in the first quarter have moderated which, along with lower loan balances, has led to an improvement in our future loss estimates.

Operating expenses decreased in the first quarter of 2010, reflecting the benefit of a $48 million pension curtailment gain as a result of the decision in February 2010 to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America defined benefit pension plan. Excluding the impact of the pension curtailment, operating expenses were modestly higher in the first quarter of 2010 driven by allocated costs from shared services and from the expansion of our branch network. These increases were partially offset by cost reductions in legacy branches and marketing expenses.

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

HSBC USA Inc.

The following table summarizes the IFRSs Basis results for our CF segment:

			Increase (Decrease)
Three Months Ended March 31	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$523	$529	$(6)	(1)%
Other operating income	18	81	(63)	(78)

Total operating income	541	610	(69)	(11)
Loan impairment charges	210	554	(344)	(62)

	331	56	275	100 +
Operating expenses	28	14	14	100

Profit (loss) before tax	$303	$42	$261	100 +%

Our CF segment reported a higher profit before tax during the first quarter of 2010 due to lower loan impairment charges, which was partially offset by lower other operating income and higher operating expenses while net interest income remained relatively flat.

Net interest income remained relatively flat in the three months ended March 31, 2010 as higher credit card and private label card yields as a result of pricing initiatives and a lower cost of funds due to a lower short term interest rate environment, which were offset by lower outstanding receivable levels and higher charge-offs of credit card interest as the GM and UP portfolios recorded at fair value upon purchase in January 2009, continue to season and be replaced by new volume.

Other operating income decreased during the three months ended March 31, 2010 due to lower fee income resulting from lower levels of credit card receivables outstanding including lower late fees on these portfolios driven by changes in customer behavior and lower delinquency levels, higher revenue share payments and the impact of the new credit card legislation. These decreases were partially offset by lower servicing fees on portfolios serviced by our affiliate, HSBC Finance (which is recorded as a reduction to other operating income) due to lower outstanding receivable levels.

Loan impairment charges associated with credit card receivables, including private label credit card receivables, decreased during the three months ended March 31, 2010 due to lower receivable levels driven by lower customer spending, higher customer payment rates and previous risk mitigation efforts. Also contributing to the decrease were improved economic and credit conditions including lower dollars of delinquency since year-end in part due to seasonality as well as an improved outlook on future loss estimates as the impact of higher unemployment levels on losses has not been as severe as previously anticipated. In addition, the GM and UP Portfolios experienced increased loan impairment charges in the prior year quarter as these portfolios were recorded at fair value when they were purchased in January 2009 which resulted in no allowance for loan losses being established upon acquisition, creating the need to establish loan loss reserves as new volume was originated.

Operating expenses increased in the first quarter of 2010 due to higher collection costs on bad debt accounts which were previously reported in loan impairment charges and higher fraud expenses, partially offset by lower receivable levels.

As discussed in previous filings, on May 22, 2009, the CARD Act was signed into law. We have implemented the provisions of the CARD Act that took effect in August 2009 and February 2010 and continue to make changes to processes and systems in order to comply with the remaining provisions of the CARD Act by the applicable August 2010 effective date. The CARD Act has required us to make changes to our business practices, and will likely require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes in response to the new legislation have either been implemented or are under analysis. The full impact of the CARD Act continues to be uncertain at this time as it will ultimately depend upon the Federal Reserve and other government agencies’ final interpretations of some of the provisions discussed above, including the

HSBC USA Inc.

proposed limits on late fees charged by card issuers, which are not expected to be published until June 2010, successful implementation of our strategies, consumer behavior and the actions of our competitors. However, we currently believe the implementation of these new rules will not have a material adverse impact to us as any impact would be limited to only a portion of the existing affected loan portfolio as the purchase price on sales volume paid to HSBC Finance has been adjusted to reflect the new requirements.

Commercial Banking (“CMB”) Our Commercial Banking segment serves three client groups, notably Commercial (Middle Market Enterprises), Business Banking and Commercial Real Estate. CMB’s business strategy is to be the leader in international banking in target markets. In the U.S., CMB strives to execute on that vision and strategy by proactively targeting the growing number of U.S. companies that are increasingly in need of international banking, financial products and services. The products and services provided to these client groups are offered through multiple delivery systems including the branch banking network.

In the first quarter of 2010, interest rate spreads continued to be pressured from a low interest rate environment, while loan impairment charges improved. Customer deleveraging and higher rates of repayment have resulted in an 28 percent decrease in loans outstanding to middle-market customers during the three months ended March 31, 2010 as compared to the same 2009 period, while average deposits from middle-market customers grew 24 percent during the three months ended March 31, 2010 as compared to the same 2009 period. The business banking loan portfolio has seen a nine percent decrease in loans outstanding due to tightened credit standards and the competitive environment while business banking customer deposits at March 31, 2010 grew nine percent compared to March 2009 levels. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume, which resulted in an overall decline in outstanding receivables for this portfolio since March 2009. Average customer deposit balances across all CMB business lines during the three months ended March 31, 2010 increased 12 percent as compared to the same 2009 period and average loans in the first quarter of 2010 decreased 16 percent as compared to the same 2009 period. In February 2010, we completed the sale of our interest in Wells Fargo HSBC Trade Bank (“WHTB”) to Wells Fargo and recorded a gain of $66 million during the current quarter included in other operating income.

The following table summarizes the IFRSs Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$188	$176	$12	7%
Other operating income	154	81	73	90

Total operating income	342	257	85	33
Loan impairment charges	1	81	(80)	(99)

	341	176	165	94
Operating expenses	150	154	(4)	(3)

Profit (loss) before tax	$191	$22	$169	100 +%

Our CMB segment reported a higher profit before tax during the first quarter of 2010 due to higher net interest income, higher other operating income, lower loan impairment charges, and lower operating expenses.

Net interest income increased compared to the prior year quarter due to growth in deposit balances and improved loan spreads from repricing activities in 2009, partially offset by lower loan balances.

Other operating income increased during the three months ended March 31, 2010 largely due to a $66 million gain on the sale of our equity investment in WHTB. Also contributing to the increase was higher income on our low income housing investments.

HSBC USA Inc.

Loan impairment charges improved in the first quarter of 2010 as economic conditions began to improve and credit quality began to stabilize resulting in lower charge-offs and fewer customer downgrades across all business lines.

Operating expenses decreased in the first quarter of 2010 compared to the prior year quarter due to the benefit of a $16 million pension curtailment gain as previously discussed. Excluding the impact of the pension curtailment, operating expenses rose in 2010, driven by higher amortization of low income housing investment activity, which is offset in other operating income, and higher legal costs.

Global Banking and Markets Our Global Banking and Markets business segment supports HSBC’s emerging markets-led and financing-focused global strategy by leveraging HSBC Group advantages and scale, strength in emerging markets and Global Markets products expertise in order to focus on delivering international products to U.S. clients and local products to international clients with New York as the hub for the Americas business.

There are four major lines of business within Global Banking and Markets: Global Banking, Global Markets, Transaction Banking and Asset Management. The Global Banking business line includes corporate lending and investment banking activities, and this unit also coordinates client relationships across all Global Markets and Banking products. The Global Markets business services the requirements of the world’s central banks, corporations, institutional investors and financial institutions through our global trading platforms and distribution capabilities. Transaction banking provides payments and cash management, trade finance, supply chain, security services and banknotes services primarily to corporations and financial institutions. Asset Management provides investment solutions to institutions, financial intermediaries and individual investors.

The Global Banking and Markets segment results in the first quarter of 2010 benefited from reduced loses in non-core positions, strong event driven business and improved credit performance as compared to the year-ago quarter. As credit markets have stabilized, the impact to other operating income from credit derivatives and subprime mortgage loans has improved, which has led to a considerable improvement in results for the segment. Substantial counterparty credit reserves for monoline exposure and significant valuation losses were taken in both the trading and available-for-sale securities portfolios throughout 2008 and into 2009 due to the market volatility.

On October 11, 2008, the International Accounting Standards Board (“IASB”) issued an amendment to IAS 39 which permits entities to transfer financial assets from the Trading classification into the Available-for-sale or Loans and Receivables classifications if the entity has the intention and ability to hold the assets for the foreseeable future or until maturity. Temporary changes in the market value of re-classified assets no longer impact current period earnings. Instead, these assets are marked-to-market (through other comprehensive income) if classified as Available-for-sale Securities and are subject to on-going impairment tests.

Following careful analysis of the implications and with consideration given to industry and peer practices, we elected to re-classify $1.8 billion in leveraged loans and high yield notes and $892 million in securities held for balance sheet management purposes from trading assets to loans and available-for-sale investment securities, effective July 1, 2008. In November 2008, $967 million in additional securities were also transferred from trading assets to available-for-sale investment securities. If these IFRS reclassifications had not been made, our profit before tax for the quarter ended March 31, 2010 and 2009 would have been higher by $15 million and lower by $19 million respectively.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

			Increase (Decrease)
Three Months Ended March 31	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$142	$232	$(90)	(39)%
Other operating income	437	221	216	98

Total operating income	579	453	126	28
Loan impairment charges (recoveries)	(76)	229	(305)	(100	+)

	655	224	431	192
Operating expenses	209	199	10	5

Profit (loss) before tax	$446	$25	$421	100	+%

Our Global Banking and Markets segment performance continued to improve during the first quarter of 2010 due primarily to higher other operating income and lower loan impairment charges, partially offset by lower net interest income and higher operating expenses.

Net interest income decreased during the first quarter of 2010 as a result of sales of higher yielding assets in our available-for-sale securities portfolio since March 2009 which were made for risk management purposes, and lower margins on deposit balances.

Other operating income increased $216 million during the first quarter of 2010 as compared to the year-ago quarter due to improved performance of credit derivatives and sub-prime mortgage loans held for sale as well as higher fees in Transaction Banking. Partially offsetting these improvements were reductions in intersegment income, foreign exchange trading and other derivative products.

Other operating income reflects gains on structured credit products of $59 million during the three months ended March 31, 2010 as compared to losses of $256 million during the year-ago quarter, as the credit markets stabilized resulting in fewer losses from hedging activity and counterparty exposures. Exposure to insurance monolines continued to impact revenues as deterioration abated in the first quarter of 2010, resulting in gains of $56 million during the three months ended March 31, 2010 as compared to losses of $164 million during the year-ago quarter.

Valuation losses of $11 million during the first quarter of 2010 were recorded against the fair values of sub-prime residential mortgage loans held for sale as compared to valuation losses of $86 million during the year-ago quarter. Other operating income in 2010 also reflects a gain of $89 million associated with a settlement relating to certain loans previously purchased for resale from a third party. Other operating income during the first quarter of 2010 also reflects intersegment income of $2 million from PFS relating fees charged for the early termination of funding compared to $103 million during the year-ago quarter.

Loan impairment charges decreased during the first quarter of 2010 due to reductions in higher risk rated loan balances and stabilization of credit downgrades. In addition, impairments included a charge of $143 million on securities determined to be other-than-temporarily impaired during the three months ended March 31, 2009 compared to no similar impairments in the current year.

Operating expenses increased during the first quarter of 2010, largely due to legal settlement costs and higher performance related compensation, partially offset by a $7 million pension curtailment gain.

Private Banking (“PB”) As part of HSBC’s global network, the PB segment offers integrated domestic and international services to high net worth clients, their families and their businesses. These services address both resident and non-resident financial needs. During the first quarter of 2010, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, alternative investments and corporate finance solutions, as well as wealth planning for trusts and estates.

HSBC USA Inc.

Average client deposit levels during the first three months of 2010 decreased four percent as compared to the same 2009 period as domestic institutional clients began in the second quarter of 2009 to invest their liquidity in investment products with low risk. Distinctively, total average loans (mostly domestic) in the first quarter of 2010 increased five percent compared to the same 2009 period from large and short term loans and increased tailored mortgage product. Substantial reductions from a challenging economic environment and outflows from domestic custody clients affected market value of client assets under management, which decreased 11 percent compared to a year ago to $34 billion at March 31, 2010, and 9 percent since December 31, 2009, reflecting the loss of certain domestic custody clients.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase
			(Decrease)
Three Months Ended March 31	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$46	$42	$4	10%
Other operating income	35	33	2	6

Total operating income	81	75	6	8
Loan impairment recoveries	(11)	(3)	(8)	(100 +)

	92	78	14	18
Operating expenses	55	59	(4)	(7)

Profit (loss) before tax	$37	$19	$18	95%

Our PB segment reported a higher profit before tax for the three months ended March 31, 2010 as compared to the prior year period due primarily to lower loan impairment charges, higher net interest income and lower operating expenses.

Net interest income increased during the three months ended March 31, 2010 compared to the year ago period primarily due to higher loan volume and improved interest spreads on loans and deposits.

Other operating income increased in 2010 primarily due to higher fees on managed products, structured products and recurring fund fees.

Loan impairment recoveries were higher compared to the prior year quarter due to lower reserves required relating to exposure on a specific relationship, several paydowns and other improvements in client credit ratings.

Operating expenses decreased for the three months ended March 31, 2010, driven by a $5 million reduction to expense related to a pension curtailment gain as previously discussed. Excluding this item, operating expenses remained modestly lower as a result of lower staff costs.

Other The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, as well as any adjustments to the fair value on HSBC shares held for stock plans. The results for the first quarter of 2009 also include the earnings on an equity investment in HSBC Private Bank (Suisse) S.A which was sold in March 2009 for a gain.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Other segment.

			Increase
			(Decrease)
Three Months Ended March 31	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$(9)	$1	$(10)	(100 +)%
Other operating income	12	156	(144)	(92)

Total operating income	3	157	(154)	(98)
Loan impairment charges	2	-	2	-

	1	157	(156)	(99)
Operating expenses	15	13	2	15

Profit (loss) before tax	$(14)	$144	$(158)	(100 +)%

Other operating income in both periods reflects decreases in the fair value of certain debt instruments to which fair value option was elected. Along with the related fair value option derivatives, we recorded total gains of $12 million and $35 million for the three months ended March 31, 2010 and 2009, respectively relating to these instruments. Other operating income in the three months ended March 31, 2010 and 2009 includes gains of $5 million and $85 million, respectively, related to the resolution of a lawsuit whose proceeds in 2009 were used to redeem preferred stock issued to CTUS Inc. Other operating income in 2009 also includes a $43 million gain on the sale of the equity investment referred to above.

Credit Quality

We enter into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, on a limited basis, internationally.

Allowance for Credit Losses For commercial and select consumer loans, we conduct a periodic assessment on a loan-by-loan basis of losses we believe to be inherent in the loan portfolio. When it is deemed probable based upon known facts and circumstances that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Updated appraisals for collateral dependent loans are generally obtained only when such loans are considered troubled and the frequency of such updates are generally based on management judgment under the specific circumstances on a case-by-case basis. Problem commercial loans are assigned various obligor grades under the allowance for credit losses methodology. Each credit grade has a probability of default estimate.

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

Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K under the caption “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” of the consolidated financial statements included in our 2009 Form 10-K. Our approach toward credit risk management is summarized in Item 7.

HSBC USA Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K under the caption “Risk Management.” There have been no material revisions to our policies or methodologies during the first three months of 2010, although we continue to monitor current market conditions and will adjust credit policies as deemed necessary.

The following table sets forth the allowance for credit losses for the periods indicated:

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Allowance for credit losses	$3,224	$3,861

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	2.59%	3.10%
Consumer:
Residential mortgages, excluding home equity mortgages	2.07	2.53
Home equity mortgages	3.16	4.44
Private label card receivables	7.43	7.85
Credit card receivables	8.16	8.48
Auto finance	2.55	2.12
Other consumer loans	3.50	4.46
Total consumer loans	5.38	5.94

Total	4.28%	4.86%

Net charge-offs(1)(2):
Commercial	190.80%	313.71%
Consumer	80.45	104.06

Total	93.31%	124.23%

Nonperforming loans(1):
Commercial	69.34%	65.44%
Consumer	131.87	150.45

Total	108.58%	114.36%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or market.

(2)	Quarter-to-date net charge-offs, annualized.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three months ended March 31, 2010 and 2009 are summarized in the following table:

		Residential
		Mortgage,
		excluding	HELOCs	Private
		HELOCs	and Home	Label	Credit
		and Home	Equity	Card	Card	Auto	Other
	Commercial(1)	Equity	Mortgages	Receivables	Receivables	Finance	Consumer	Total

	(In millions)

2010
Balances at beginning of period	$938	$347	$185	$1,184	$1,106	$36	$65	$3,861
Charge-offs	109	49	36	335	360	24	21	934
Recoveries	10	1	-	42	25	-	4	82

Net charge-offs	99	48	36	293	335	24	17	852
Provision for credit losses	(73)	(19)	(21)	109	190	25	-	211
Allowance related to bulk loan purchases from HSBC Finance	-	-	-	-	-	-	-	-
Other	1	-	-	-	3	-	-	4

Balance at end of period	$767	$280	$128	$1,000	$964	$37	$48	$3,224

2009
Balances at beginning of period	$572	$207	$167	$1,171	$208	$5	$67	$2,397
Charge-offs	56	65	37	352	67	5	32	614
Recoveries	5	6	9	38	6	1	6	71

Net charge-offs	51	59	28	314	61	4	26	543
Provision for credit losses	148	162	21	399	393	25	26	1,174
Allowance related to bulk loan purchases from HSBC Finance	-	-	-	-	424	13	-	437

Balance at end of period	$669	$310	$160	$1,256	$964	$39	$67	$3,465

The allowance for credit losses at March 31, 2010 decreased $637 million, or 16.50 percent as compared to December 31, 2009 reflecting lower loss estimates on our private label credit card, credit card and residential mortgage loan portfolios. The lower allowance on our private label credit card and credit card portfolio was due to lower receivable levels including actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels also resulted from improved early stage delinquency roll rates as economic conditions improved and seasonal improvements in our collection activities. The decrease in the allowance for our residential mortgage loan portfolio and HELOC and Home Equity loan portfolios is due to stabilization in dollars of delinquency and in loss severities and an improved outlook for incurred future losses. Reserve requirements in our commercial loan portfolio also declined due to run-off, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships. Reserve levels for all loan categories remain elevated due to continued weakness in the U.S. economy, including elevated unemployment rates.

The allowance for credit losses as a percentage of total loans at March 31, 2010 decreased as compared to December 31, 2009 for the reasons discussed above.

The allowance for credit losses as a percentage of net charge-offs at March 31, 2010 declined compared to December 31, 2009 as the decline in reserve levels as discussed above outpaced the decline in dollars of net charge-off.

HSBC USA Inc.

An allocation of the allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	March 31, 2010		December 31, 2009
		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans(1)	Amount	Loans(1)

	(dollars are in millions)

Commercial(2)	$767	39.36%	$938	38.12%
Consumer:
Residential mortgages, excluding home equity mortgages	280	17.94	347	17.26
Home equity mortgages	128	5.37	185	5.24
Private label card receivables	1,000	17.88	1,184	18.99
Credit card receivables	964	15.69	1,106	16.41
Auto finance	37	1.93	36	2.14
Other consumer	48	1.83	65	1.84

Total consumer	2,457	60.64	2,923	61.88

Total	$3,224	100.00%	$3,861	100.00%

(1)	Excludes loans held for sale.

(2)	Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the increases (decreases) in comparison with prior periods, are summarized in the following table:

	March 31,	December 31,
	2010	2009

	(In millions)

On-balance sheet allowance:
Specific	$237	$326
Collective	485	549
Transfer risk	-	-
Unallocated	45	63

Total on-balance sheet allowance	767	938

Off-balance sheet allowance	114	188

Total commercial allowances	$881	$1,126

While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit losses.

Reserves for Off-Balance Sheet Credit Risk We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $114 million and $188 million at March 31, 2010 and December 31, 2009, respectively. The related provision is recorded as a miscellaneous expense and is a component of operating expenses. The decrease in off-balance sheet reserves relates in part to the consolidation of a previously unconsolidated commercial paper VIE as of January 1, 2010, which resulted in the elimination of this exposure requirement. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” in this MD&A.

HSBC USA Inc.

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Dollars of Delinquency:
Commercial	$723	$954
Consumer:
Residential mortgage, excluding home equity mortgages	1,551	1,595
Home equity mortgages	184	173

Total residential mortgages(1)	1,735	1,768
Private label card receivables	510	622
Credit card receivables	515	587
Auto finance	33	48
Other consumer	16	18

Total consumer	2,809	3,043

Total	$3,532	$3,997

Delinquency Ratio:
Commercial	2.33%	3.04%
Consumer:
Residential mortgage, excluding home equity mortgages	10.59	10.56
Home equity mortgages	4.55	4.15

Total residential mortgages(1)	9.28	9.17
Private label card receivables	3.79	4.12
Credit card receivables	4.36	4.50
Auto finance	2.27	2.34
Other consumer	1.14	1.20

Total consumer	6.00	5.97

Total	4.53%	4.85%

(1)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Dollars of Delinquency:
Interest-only loans	$214	$236
ARM loans	634	802
Delinquency Ratio:
Interest-only loans	7.26%	6.94%
ARM loans	7.94	9.58

Our total two-months-and-over contractual delinquency ratio decreased 32 basis points since December 31, 2009. Our two-months-and-over contractual delinquency ratio for consumer loans increased to 6.00 percent at March 31, 2010 as compared to 5.97 percent at December 31, 2009. Dollars of delinquency fell across all consumer portfolios

HSBC USA Inc.

during the quarter particularly in private label card and credit card receivables while outstanding loan balances also declined. Dollars of delinquency in our private label card and credit card receivable portfolios fell during the quarter reflecting lower outstanding balances due to the continued impact of actions previously taken to tighten underwriting and reduce risk in these portfolios, increased focus by consumers to paydown credit card debt and lower purchase volumes. The lower dollars of delinquency also resulted from improved early stage delinquency roll rates and seasonal improvements in our collection activities as some customers use tax refunds to make payments. The slight increase in the delinquency ratio since December 31, 2009 was driven by our residential mortgage loan portfolio as loans in this portfolio declined at a faster rate than delinquency, which stabilized in the quarter as economic conditions improved, real estate markets and loss severities continued to stabilize and collection activity benefited from seasonal improvements.

In addition, overall delinquency levels continue to be impacted by elevated unemployment levels.

Our commercial two-months-and-over contractual delinquency ratio improved 71 basis points since December 31, 2009, driven by a significant decline in dollars of delinquency as balances related to certain problem loans were reduced.

Net Charge-offs of Loans The following table summarizes net charge-off dollars as well as the net charge-off of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	March 31,	December 31,	March 31,
	2010	2009	2009

	(dollars are in millions)

Net Charge-off Dollars:
Commercial	$99	$112	$51
Consumer:
Residential mortgage, excluding home equity mortgages	48	60	59
Home equity mortgages	36	38	28

Total residential mortgages	84	98	87
Private label card receivables	293	312	314
Credit card receivables	335	337	61
Auto finance	24	26	4
Other consumer	17	20	26

Total consumer	753	793	492

Total	$852	$905	$543

Net Charge-off Ratio:
Commercial	1.29%	1.42%	.56%
Consumer:
Residential mortgage, excluding home equity mortgages	1.43	1.70	1.36
Home equity mortgages	3.56	3.52	2.50

Total residential mortgages	1.92	2.12	1.59
Private label card receivables	8.29	8.44	7.77
Credit card receivables	10.95	10.18	1.85
Auto finance	6.18	5.73	.62
Other consumer	4.83	5.26	5.93

Total consumer	6.43	6.37	3.55

Total	4.40%	4.45%	2.37%

HSBC USA Inc.

Our net charge-off ratio as a percentage of average loans decreased 5 basis points compared to the prior quarter primarily due to lower residential mortgage and private label card charge-offs. We experienced lower dollars of charge-off in all loan categories during the first quarter of 2010 driven by lower receivable levels and improved credit quality, in part due to seasonality. These favorable trends were partially offset by the impact from continued weakness in the U.S. economy including continued high unemployment levels and portfolio seasoning.

Charge-off dollars and ratios decreased in the residential mortgage loan portfolio compared to the prior quarter reflecting lower outstanding balances, moderation in loss severities as the real estate markets have stabilized in most areas and seasonal improvements in collections. Charge-off dollars and ratios for private label card receivables also declined compared to the prior quarter due to lower receivable balances, including increased focus by customers to paydown debt as well as improving credit quality resulting from actions previously taken to reduce risk in the portfolio and seasonal improvements in collection activities. While charge-off dollars in our credit card portfolio fell in the quarter, charge-off ratios for our credit card portfolio increased as average credit card receivables declined at a faster pace than charge-off.

Commercial charge-off dollars and ratios also declined compared to the prior quarter as the first quarter of 2010 reflects recoveries on certain problem credits which were sold during the quarter. Additionally charge-offs in middle market and business banking were lower, based on improving trends in portfolio quality.

Compared to the year-ago quarter, our charge-off ratio increased 203 basis points, driven largely by higher credit card charge-offs as charge-off levels in this book during the first quarter of 2009 were positively impacted by the purchase of the GM and UP portfolio, a portion of which was recorded at fair value, net of anticipated future losses at the time of acquisition. This resulted in a substantial increase in average credit card receivables outstanding during the first quarter of 2009 without a corresponding increase in credit card charge-offs. The portion of the portfolio not subject to this accounting and newly generated receivables are now seasoning, resulting in increased charge-offs during first quarter of 2010 compared to 2009 levels. Our auto finance net charge-off ratio increased as compared to the year-ago quarter as the receivables purchased from HSBC Finance in January 2009 continue to season. Auto finance charge-offs during the first quarter of 2009 was favorably impacted by the non-delinquent status of the loans purchased which are now seasoning and are migrating to charge-off.

HSBC USA Inc.

Nonperforming Assets Nonperforming assets are summarized in the following table.

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Nonaccrual loans:
Commercial:
Construction and other real estate	$638	$644
Other commercial	372	623

Total commercial	1,010	1,267
Consumer:
Residential mortgages, excluding home equity mortgages	934	875
Home equity mortgages	105	107

Total residential mortgages	1,039	982
Credit card receivables	3	3
Auto finance	32	40
Others	9	9

Total consumer loans	1,083	1,034
Nonaccrual loans held for sale	432	446

Total nonaccruing loans	2,525	2,747

Accruing loans contractually past due 90 days or more:
Total commercial	96	166
Consumer:
Private label card receivables	375	449
Credit card receivables	376	429
Auto finance	-	-
Other consumer	29	31

Total consumer loans	780	909
Accruing loans contractually past due 90 days or more held for sale	-	-

Total accruing loans contractually past due 90 days or more	876	1,075

Total nonperforming loans	3,401	3,822
Other real estate and owned assets	79	72

Total nonperforming assets	$3,480	$3,894

Allowance for credit losses as a percent of nonperforming loans(1)
Commercial	69.34%	65.44%
Consumer	131.87	150.45

(1)	Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of cost or market.

Decreases in nonperforming loans at March 31, 2010 as compared to December 31, 2009 are related primarily to commercial loans. Commercial nonaccrual loans decreased due largely to managed reductions in certain exposures and stabilization of credit quality in certain components of the book. Decreases in accruing loans past due 90 days or more since December 31, 2009 reflect lower outstanding balances and improvements in credit quality including lower dollars of delinquency.

HSBC USA Inc.

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

	March 31,	December 31,
	2010	2009

	(in millions)

Impaired commercial loans:
Balance at end of period	$1,146	$1,458
Amount with impairment reserve	835	1,127
Impairment reserve	305	336

Criticized Assets Criticized asset classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. The following facility grades are deemed to be criticized. Criticized assets are summarized in the following table.

		Increase
		(Decrease) from
	March 31,	December 31, 2009
	2010	Amount	%

	(dollars are in millions)

Special mention:
Commercial loans	$2,769	$(240)	(8.0)
Substandard:
Commercial loans	3,246	(277)	(7.9)
Consumer loans	2,048	(61)	(2.9)

Total substandard	5,294	(338)	(6.0)
Doubtful:
Commercial loans	324	(180)	(35.7)

Total	$8,387	$(758)	(8.3)

The decrease in criticized commercial loans in the first quarter of 2010 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the quarter as well as paydowns related to certain exposures.

HSBC USA Inc.

Geographic Concentrations Regional exposure at March 31, 2010 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
	Estate Loans	Loans	Receivables

New York State	45.66%	37.41%	10.69%
North Central United States	4.05	8.90	27.25
North Eastern United States	10.39	9.69	14.63
Southern United States	21.97	18.74	26.57
Western United States	17.44	25.24	20.50
Other	.49	.02	.36

Total	100.00%	100.00%	100.00%

Liquidity and Capital Resources

Effective liquidity management is defined as making sure we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA Inc. to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to us. Similar guidelines are set for the balance sheet of HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans.

As a result of the economic turmoil, beginning in 2008 and continuing through the first quarter of 2010, we continue to reduce our reliance on debt capital markets and to increase deposits. During the first quarter of 2010, we retired long-term debt of $980 million and deposits have increased 5 percent. We continue to manage our overall balance sheet downward by reducing low margin investments and deposits while continuing to manage the overall balance sheet risk.

Interest bearing deposits with banks totaled $32.5 billion and $20.1 billion at March 31, 2010 and December 31, 2009, respectively.

Federal funds sold and securities purchased under agreements to resell totaled $2.9 billion and $1.0 billion at March 31, 2010 and December 31, 2009, respectively. Balances increased during the three months ended March 31, 2010 as we redeployed surplus liquidity using repurchase agreements.

Short-term borrowings totaled $11.5 billion and $6.5 billion at March 31, 2010 and December 31, 2009, respectively. See “Balance Sheet Review” for further analysis and discussion on short-term borrowing trends.

Deposits totaled $124.8 billion and $118.3 billion at March 31, 2010 and December 31, 2009, respectively. See “Balance Sheet Review” for further analysis and discussion on deposit trends.

HSBC USA Inc.

Long-term debt decreased to $17.3 billion at March 31, 2010 from $18.0 billion at December 31, 2009. The following table summarizes issuances and retirements of long term debt during the three months ended March 31, 2010 and 2009:

Three Months Ended March 31,	2010	2009

	(in millions)

Long-term debt issued	$577	$303
Long-term debt retired	(980)	(2,486)

Net long-term debt retired	$(403)	$(2,183)

Issuances of long-term debt during the first quarter of 2010 included $577 million, $147 million of which was issued by HSBC Bank USA.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. We are currently authorized to issue up to $15 billion, of which $6.5 billion is available at March 31, 2010. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $3.6 billion is available at March 31, 2010.

As a member of the New York Federal Home Loan Bank (FHLB), we have a secured borrowing facility which is collateralized by residential and commercial mortgage loans and investment securities. At March 31, 2010 and December 31, 2009, long-term debt included $1.0 billion under this facility. The facility also allows access to further borrowings of up to $2.0 billion based upon the amount pledged as collateral with the FHLB.

At March 31, 2010 and December 31, 2009, we had a $2.5 billion unused line of credit with HSBC Bank plc, a HSBC U.K.-based subsidiary, to support issuances of commercial paper.

At March 31, 2010, credit card receivables and restricted available-for-sale investments totaling $2.8 billion secured $2.2 billion of outstanding public debt and conduit facilities. At December 31, 2009, private label card receivables, credit card receivables and restricted available-for-sale investments totaling $3.9 billion secured $3.0 billion of outstanding public debt and conduit facilities.

At March 31, 2010, we had conduit credit facilities with commercial and investment banks under which our operations may issue securities up to $2.1 billion backed with private label card and credit card receivables. The facilities are annually renewable at the providers’ option. At March 31, 2010, credit card receivables of $1.2 billion were used to collateralize $900 million of funding transactions structured as secured financings under these funding programs. At December 31, 2009, private label card and credit card receivables of $1.7 billion were used to collateralize $1.2 billion of funding transactions structured as secured financings under these funding programs. For the conduit credit facilities that have renewed during the past three months, pricing has declined compared to 2009 but is still elevated. Available-for-sale investments included $1.0 billion and $1.1 billion at March 31, 2010 and December 31, 2009, respectively, which were restricted for the sole purpose of paying down certain secured financings at the established payment date.

The securities issued in connection with collateralized funding transactions may pay off sooner than originally scheduled if certain events occur. Early payoff of securities may occur if established delinquency or loss levels are exceeded or if certain other events occur. For all other transactions, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. Presently we do not anticipate that any early payoff will take place. If early payoff were to occur, our 2010 funding requirements would not increase significantly.

Preferred Equity Refer to Note 19, “Preferred Stock” of the consolidated financial statements included in our 2009 Form 10-K for information regarding all outstanding preferred share issues.

Common Equity During the three months ended March 31, 2010, no capital contributions were made by HNAI, our immediate parent, to us.

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

	March 31,		December 31,
	2010		2009

Tier 1 capital to risk weighted assets	10.75	%(1)	9.61%
Tier 1 capital to average assets	7.56		7.59
Total equity to total assets	8.36		8.87

(1)	Effective January 1, 2010, we began consolidating a commercial paper conduit managed by HSBC Bank USA as a result of adopting new guidance related to the consolidation of variable interest entities. Since we elected to adopt the transition mechanism for Risk Based Capital requirements, there is no change to the Tier 1 capital ratios for the first two quarters of 2010. Had we fully transitioned to the Risk Based Capital requirements at March 31, 2010, our Tier 1 capital ratios would not have been significantly impacted. See Note 16, “Variable Interest Entities,” in the accompanying consolidated financial statements for further discussion of the consolidation of this entity and related impacts.

HSBC USA Inc. manages capital in accordance with the HSBC Group policy. HSBC North America and HSBC Bank USA have each approved an Internal Capital Adequacy Assessment Process (“ICAAP”) that works in conjunction with the HSBC Group’s ICAAP. The ICAAP evaluates regulatory capital adequacy, economic capital adequacy, rating agency requirements and capital adequacy under a stress scenario. Our intitial approach is to meet our capital needs for this stress scenario locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent, in accordance with HSBC’s capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital ratios and fund certain tax planning strategies.

We and HSBC Bank USA are required to meet minimum capital requirements established by the principal regulators. Risk-based capital amounts and ratios are presented in Note 15, “Regulatory Capital,” in the accompanying consolidated financial statements.

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

As part of the regulatory approvals with respect to the GM and UP receivable purchases completed in January 2009, we and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. During the first quarter of 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $103 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. As discussed above, we have established an Internal Capital Adequacy Assessment Process (“ICAAP”). Under ICAAP, capital adequacy is evaluated through the examination of regulatory capital ratios (measured under current and Basel II rules), economic capital and stress testing. The results of the ICAAP are forwarded to HSBC and, to the extent that this evaluation identifies potential capital needs, incorporated into the

HSBC USA Inc.

HSBC capital management process. HSBC has provided capital support in the past and has indicated its commitment and capacity to fund the needs of the business in the future.

2010 Funding Strategy Our current range of estimates for funding needs and sources for 2010 are summarized in the following table.

	Actual	Estimated
	January 1	April 1
	through	through	Estimated
	March 31,	December 31,	Full Year
	2010	2010	2010

	(in billions)

Funding needs:
Net loan growth (attrition), excluding asset transfers	$(2)	$3	$1
Net asset transfers	-	-	-
Long-term debt maturities	-	1	1
Secured financings, including conduit facility maturities	1	2	3

Total funding needs	$(1)	$6	$5

Funding sources:
Cash from operations	$1	$-	$1
Core deposit growth	-	1	1
Other deposit growth	6	(5)	1
Loan sales	2	-	2
Long-term debt issuance	1	1	2
Short-term funding/investments	(11)	8	(3)
Secured financings, including conduit facility renewals	-	1	1
Other, including capital infusions	-	-	-

Total funding sources	$(1)	$6	$5

The above table reflects our current funding strategy. Daily balances fluctuate as we accommodate customer needs and take advantage of market opportunities, while ensuring that we have liquidity in place to support the balance sheet maturity funding profile. Should market conditions deteriorate, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. Our prospects for growth are dependent upon access to the capital markets and our ability to attract and retain deposits. We remain confident in our ability to access the market for long-term debt funding needs in the current market environment. Deposits are expected to grow as we continue to expand our core domestic banking network. We continue to seek well-priced and stable customer deposits as customers move funds to larger, well-capitalized institutions due to a volatile market.

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

HSBC USA Inc.

a counterparty draws down the full commitment amount or we are required to fulfill our maximum obligation under a guarantee.

The following table provides maturity information related to our off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements. Descriptions of these arrangements are found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations.”

	Balance at March 31, 2010
	One	Over One	Over		Balance at
	Year	through	Five		December 31,
	or Less	Five Years	Years	Total	2009

	(in billions)

Standby letters of credit, net of participations(1)	$5.3	$2.3	$.1	$7.7	$7.6
Commercial letters of credit	.8	-	-	.8	.7
Credit derivatives considered guarantees(2)	52.7	286.7	55.0	394.4	387.2
Other commitments to extend credit:
Commercial	15.6	25.0	3.0	43.6	48.9
Consumer	7.1	-	-	7.1	6.9

Total	$81.5	$314.0	$58.1	$453.6	$451.3

(1)	Includes $741 million and $774 million issued for the benefit of HSBC affiliates at March 31, 2010 and December 31, 2009, respectively.

(2)	Includes $56.9 billion and $57.3 billion issued for the benefit of HSBC affiliates at March 31, 2010 and December 31, 2009, respectively.

We provide liquidity support to a number of multi-seller and single seller asset backed commercial paper conduits (“ABCP conduits”). The tables below present information on our liquidity facilities with ABCP conduits at March 31, 2010. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” for additional information on these ABCP conduits.

		Conduit		Conduit
	Maximum	Assets(1)	Weighted	Funding(1)	Weighted
	Exposure	Total	Average Life	Commercial	Average Life
Conduit Type	to Loss	Assets	(Months)	Paper	(Days)

		(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$1,457	$967	19	$954	38
Third-party sponsored:
Single-seller	554	6,783	36	6,783	55

Total	$2,011	$7,750		$7,737

(1)	For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented above represent the total assets and funding of the conduit

HSBC USA Inc.

	Average
	Asset	Average Credit Quality(1)
Asset Class	Mix	AAA	AA+/AA	A	A−	BB/BB−	B−

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	32%	42%	-%	-%	58%	-%	-%
Trade receivables	9	100	-	-	-	-	-
Credit card receivables	56	35	-	65	-	-	-
Other securities	-	-	-	-	-	-	-
Capital calls	-	-	-	-	-	-	-
Equipment loans	-	-	-	-	-	-	-
Auto dealer floor plan loans	3	-	-	100	-	-	-

Total	100%	42%	-%	39%	19%	-%	-%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	99%	1%	-%	-%	-%	-%
Loans and trade receivables:
Auto loans and leases	-	-	-	-	-	-	-

Total	100%	99%	1%	-%	-%	-%	-%

(1)	Credit quality is based on Standard and Poor’s ratings at March 31, 2010 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the first quarter of 2010, U.S. asset backed commercial paper volumes improved as there are signs that most major bank conduit sponsors are extending new financing but at a slower pace. Credit spreads in the multi-seller conduit market have trended lower since the beginning of the year following a pattern that is prevalent across the U.S. credit markets. In the ABCP market, the success of the TALF program revived the term ABS market and has been the primary catalyst for the lowering of spreads in the ABCP market. The lower supply of ABCP has led to greater investor liquidity for the large bank sponsors that are attracting demand from money fund investors. The improved demand for higher quality ABCP programs has led to an improved market sentiment and less volatility in issuance spreads.

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

Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders and endorsed by the Canadian justice system in 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $394 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HSBC Bank USA derivatives transactions with the previous conduit vehicles have been assigned to new Master Conduit Vehicles. Under the restructuring, collateral provided to us to mitigate the derivatives exposures is significantly higher than it was prior to the restructuring.

HSBC USA Inc.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in the second quarter of 2008, we agreed to hold long-term securities of $300 million (denominated in Canadian dollars) and provide a $95 million credit facility. At of March 31, 2010 this credit facility was undrawn and approximately $295 million (U.S. dollars) of long-term securities were held. At December 31, 2009, approximately $1 million of the credit facility was drawn and $285 million (U.S. dollars) of long term securities were held. The change in value of securities held from December 31, 2009 was due to weaker U.S. dollar versus the Canadian dollar.

As of March 31, 2010 and December 31, 2009, other than the Margin Funding Facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements. However, we hold $10 million of long-term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $34 million and $139 million in the fair value of financial liabilities during three months ended March 31, 2010 and 2009, respectively.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the loss on debt designated at fair value and related derivatives during the first quarter of 2010 should not be considered indicative of the results for any future period.

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

HSBC USA Inc.

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

HSBC USA Inc.

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2010 and December 31, 2009, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Transfers between leveling categories, when determined to be appropriate, are recognized at the end of each reporting period.

Material Transfers Into (Out of) Level 1 and Level 2 Measurements During the three months ended March 31, 2010, there were no material transfers into or out of Level 1 and Level 2 measurements.

Level 3 Measurements The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009

	(dollars are in millions)

Level 3 assets(1)(2)	$8,542	$9,179
Total assets measured at fair value(3)	112,360	111,231
Level 3 liabilities	4,294	3,843
Total liabilities measured at fair value(1)	73,306	74,120
Level 3 assets as a percent of total assets measured at fair value	7.6%	8.3%
Level 3 liabilities as a percent of total liabilities measured at fair value	5.9%	5.2%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes $6.8 billion of recurring Level 3 assets and $1.8 billion of non-recurring Level 3 assets at March 31, 2010 and $7.4 billion of recurring Level 3 assets and $1.8 billion of non-recurring Level 3 assets at December 31, 2009.

(3)	Includes $110.4 billion of assets measured on a recurring basis and $2.0 billion of assets measured on a non-recurring basis at March 31, 2010 and $108.6 billion of non-recurring Level 3 assets and $2.7 billion of non-recurring Level 3 assets at December 31, 2009.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in 2007 and continuing into 2009, the creditworthiness of the monoline insurers had deteriorated significantly. However, beginning in the second half of 2009 and continuing in the first quarter of 2010, the deterioration previously experienced began to

HSBC USA Inc.

ease. As a result, we made a $56 million positive credit risk adjustment and a $164 million negative credit risk adjustment to the fair value of our credit default swap contracts, which is reflected in trading revenue (loss) during the three months ended March 31, 2010 and 2009, respectively. We have recorded a cumulative credit loss adjustment of $531 million against our monoline exposure as of March 31, 2010.

Loans As of March 31, 2010 and December 31, 2009, we have classified $761 million and $793 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a gain of $77 million and a loss of $86 million for such mortgage loans during the three months ended March 31, 2010 and 2009, respectively. The changes in fair value are recorded as other revenues (losses) in the consolidated statement of income (loss).

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the three months ended March 31, 2010, we transferred $109 million of mortgage and other asset-backed securities from Level 2 to Level 3 as the availability of observable inputs continued to decline. In addition, we transferred $218 million of credit derivatives from Level 2 to Level 3.

During the three months ended March 31, 2009, we transferred $264 million of mortgage and other asset-backed securities and $27 million of corporate bonds from Level 2 to Level 3 as the availability of observable inputs continued to decline. In addition, we transferred $55 million of credit derivatives from Level 2 to Level 3.

See Note 18, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2010 and 2009 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of March 31, 2010:

Asset-backed securities backed by consumer finance collateral:

Credit quality of collateral:

			Prime		Alt-A		Sub-prime
Credit quality of collateral:			Prior to	2006-	Prior to	2006-	Prior to	2006-
Year of issuance:		Total	2006	2007	2006	2007	2006	2007

		(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$12	$-	$-	$12	$-	$-	$-
	Auto loans	-	-	-	-	-	-	-
	Student loans	30	-	-	12	18	-	-
	Residential mortgages	942	4	-	560	-	378	-
	Commercial mortgages	580	-	-	105	475	-	-
	Other	116	-	-	-	116	-	-

	Total AAA	1,680	4	-	689	609	378	-

AA	Home equity loans	-	-	-	-	-	-	-
	Residential mortgages	27	-	-	27	-	-	-

	Total AA	27	-	-	27	-	-	-

A	Home equity loans	194	-	-	1	191	2	-
	Auto loans	-	-	-	-	-	-	-
	Residential mortgages	3	-	-	-	-	-	3

	Total A	197	-	-	1	191	2	3

BBB	Home equity loans	209	-	-	208	-	1	-
	Residential mortgages	36	-	-	-	36	-	-
	Other	-	-	-	-	-	-	-

	Total BBB	245	-	-	208	36	1	-

BB	Residential mortgages	209	15	-	155	39	-	-
	Other	-	-	-	-	-	-	-

	Total BB	209	15	-	155	39	-	-

B	Auto loans	46	-	-	46	-	-	-
	Residential mortgages	30	30	-	-	-	-	-

	Total B	76	30	-	46	-	-	-

CCC	Home equity loans	17	-	-	-	17	-	-
	Residential mortgages	472	-	-	2	470	-	-

	Total CCC	489	-	-	2	487	-	-

Unrated	Residential mortgages	-	-	-	-	-	-	-

		$2,923	$49	$-	$1,128	$1,362	$381	$3

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:			A or Higher	BBB	BB/B	CCC	Unrated

Rating of securities:	Collateral type:
AAA	Corporate loans	$357	$-	$-	$357	$-	$-
	Commercial mortgages	122	-	-	72	50	-
	Trust preferred	204	-	204	-	-	-
	Aircraft leasing	72	-	-	-	-	72
	Other	-	-	-	-	-	-

		755	$-	$204	$429	$50	$72

	Total asset-backed securities	$3,678

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $278 million or a decrease of the overall fair value measurement of approximately $278 million as of March 31, 2010. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

HSBC USA Inc.

•	Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

There have been no significant changes to the policies or approach for managing various types of risk as disclosed in our 2009 Form 10-K, although we continue to monitor current market conditions and will adjust risk management policies and procedures as deemed necessary. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.

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

HSBC USA Inc.

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

	March 31,	December 31,
	2010	2009

	(in millions)

Risk associated with derivative contracts:
Total credit risk exposure	$39,502	$39,856
Less: collateral held against exposure	3,604	3,890

Net credit risk exposure	$35,898	$35,966

Liquidity Risk Management There have been no material changes to our approach towards liquidity risk management during the first quarter of 2010. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K for a more complete discussion of our approach to liquidity risk. Although our overall approach to liquidity management has not changed, we continue to enhance our implementation of that approach to reflect best practices. The past few years have suggested that in a market crisis, traditional sources of crisis liquidity such as secured lending and deposits with other banks may not be available. Similarly, the current regulatory initiatives are suggesting banks needs to retain a portfolio of extremely high quality liquid assets. Consistent with these items, we are expanding our portfolio of high quality sovereign and sovereign guaranteed securities.

We continuously monitor the impact of market events on our liquidity positions. In general terms, the strains due to the credit crisis have been concentrated in the wholesale market as opposed to the retail market (the latter being the market from which we source core demand and time deposit accounts). Financial institutions with less reliance on the wholesale markets were in many respects less affected by the recent conditions. Our limited dependence upon the wholesale markets for funding has been a significant competitive advantage through the most recent period of financial market turmoil.

Our liquidity management approach includes increased deposits, potential sales (e.g. residential mortgage loans), and securitizations/conduits (e.g. credit cards) in liquidity contingency plans. Total deposits increased $6.5 million during the three months ended March 31, 2010 as compared to a decrease of $3.7 billion during the year-ago quarter. Online savings account growth was $588 million and $1.1 billion during the three months ended March 31, 2010 and 2009, respectively. Online certificates of deposit decreased $112 million compared to an increase of $121 million during the three months ended March 31, 2010 and 2009, respectively.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At March 31, 2010, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(*)

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA-	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA	AA	AA

*	Dominion Bond Rating Service.

As of March 31, 2010, there are no pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.

Interest Rate Risk Management Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K under the caption “Risk Management.” There have been no material changes to our approach towards liquidity risk management during the first quarter of 2010.

Present Value of a Basis Point (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009

	(in millions)

Institutional PVBP movement limit	$6.5	$6.5
PVBP position at period end	1.7	.5

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009

	(values as a percentage)

Institutional economic value of equity limit	+/−15	+/−20
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	(5)	(4)
Change resulting from an immediate 200 basis point decrease in interest rates	(4)	(3)

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

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%

	(dollars are in millions)

Projected change in net interest income (reflects projected rate movements on January 1):
Institutional base earnings movement limit		(10)%		(10)%
Change resulting from a gradual 100 basis point increase in the yield curve	$25	1	$(17)	-
Change resulting from a gradual 100 basis point decrease in the yield curve	(120)	(2)	(65)	(1)
Change resulting from a gradual 200 basis point increase in the yield curve	20	-	5	-
Change resulting from a gradual 200 basis point decrease in the yield curve	(193)	(4)	(105)	(2)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	17	-	20	-
Change resulting from an immediate 100 basis point decrease in the yield curve	(173)	(3)	(95)	(2)
Change resulting from an immediate 200 basis point increase in the yield curve	(21)	-	(14)	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(275)	(6)	(179)	(3)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of March 31, 2010, we had an available-for-sale securities portfolio of approximately $33.8 billion with a net negative mark-to-market of $21 million included in tangible common equity of $11.4 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $243 million to a net loss of $264 million with the following results on the tangible capital ratios. As of December 31, 2009, we had an available-for-sale securities portfolio of approximately $27.8 billion with a net negative mark-to-market of $235 million included in tangible common equity of $11.1 billion. An increase of 25 basis points in interest rates of all maturities would lower the

HSBC USA Inc.

mark to market by approximately $248 million to a net loss of $483 million with the following results on the tangible capital ratios.

	March 31, 2010		December 31, 2009
	Actual	Proforma(1)	Actual	Proforma(1)

Tangible common equity to tangible assets	6.21%	6.14%	6.60%	6.40%
Tangible common equity to risk weighted assets	9.01	8.89	8.26	8.00

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

Market Risk Management There have been no material changes to our approach towards market risk management during the first quarter of 2010. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K for a more complete discussion of our approach to market risk.

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

Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased with the intent of selling them. Portfolios include foreign exchange, derivatives, precious metals (i.e., gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements.

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The following table summarizes trading VAR for the first quarter of 2010:

	March 31,	Three Months Ended March 31, 2010			December 31,
	2010	Minimum	Maximum	Average	2009

	(in millions)

Total trading	$32	$30	$52	$37	$38
Equities	-	-	1	1	-
Foreign exchange	4	1	7	4	2
Interest rate directional and credit spread	25	25	44	31	33

HSBC USA Inc.

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during the three months ended March 31, 2010. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the three months ended March 31, 2010 shows that the largest daily gain was $11 million and the largest daily loss was $9 million.

	Below	$(5)	$0 to	$5 to	Over
Ranges of Daily Treasury Trading Revenue Earned from Market Risk-Related Activities	$(5)	to $0	$5	$10	$10

	(in millions)

Number of trading days market risk-related revenue was within the stated range	$3	$18	$29	$10	$1

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

The following table summarizes non-trading VAR for the first quarter of 2010, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	March 31,	Three Months Ended March 31, 2010			December 31,
	2010	Minimum	Maximum	Average	2009

	(in millions)

Interest rate	$123	$101	$125	$114	$114

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

	March 31,	December 31,
	2010	2009

	(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1):
Value of hedged MSRs portfolio	$444	$450
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(16)
Calculated change in net market value	2	(1)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	1	2
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	-	4

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the three months ended March 31, 2010. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

	Below	$(2) to	$0 to	$2 to	Over
Ranges of Mortgage Economic Value from Market Risk-Related Activities	$(2)	$0	$2	$4	$4

	(in millions)

Number of trading weeks market risk-related revenue was within the stated range	1	1	6	4	1

Operational Risk There have been no material changes to our approach towards operational risk management during the first quarter of 2010.

Compliance Risk There have been no material changes to our approach towards compliance risk management during the first quarter of 2010.

Fiduciary Risk There have been no material changes to our approach towards fiduciary risk management during the first quarter of 2010.

Reputational Risk There have been no material changes to our approach towards reputational risk management during the first quarter of 2010.

Strategic Risk There have been no material changes to our approach towards strategic risk management during the first quarter of 2010.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarter to date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three Months Ended March 31,
	2010			2009
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$33,867	$22	0.26%	$11,943	$7	0.24%
Federal funds sold and securities purchased under resale agreements	2,495	6	1.01	9,990	17	0.67
Trading assets	5,399	32	2.37	4,948	59	4.86
Securities	32,569	247	3.08	25,848	283	4.44
Loans:
Commercial	32,414	245	3.06	37,587	326	3.52
Consumer:
Residential mortgages	14,820	176	4.82	20,086	260	5.24
HELOCs and home equity mortgages	4,103	33	3.29	4,553	38	3.43
Private label card receivables	14,326	362	10.24	16,382	414	10.26
Credit cards	12,412	288	9.40	13,347	352	10.70
Auto finance	1,847	82	18.13	2,594	115	18.00
Other consumer	1,468	25	7.07	1,818	41	9.20

Total consumer	48,976	966	8.01	58,780	1,220	8.42

Total loans	81,390	1,211	6.04	96,367	1,546	6.51

Other	6,802	11	0.68	9,416	11	0.47

Total earning assets	162,522	$1,529	3.82%	158,512	$1,923	4.92%

Allowance for credit losses	(3,776)			(3,054)
Cash and due from banks	2,655			2,623
Other assets	22,228			27,623

Total assets	$183,629			$185,704

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$52,961	$84	0.65%	$46,636	$174	1.51%
Other time deposits	17,625	68	1.57	20,726	119	2.34
Deposits in foreign offices:
Foreign banks deposits	9,500	5	0.20	11,671	3	0.10
Other interest bearing deposits	20,519	6	0.12	16,290	17	0.42

Total interest bearing deposits	100,605	163	0.66	95,323	313	1.33

Short-term borrowings	16,847	21	0.51	10,770	19	0.71
Long-term debt	17,627	140	3.21	26,539	237	3.63

Total interest bearing liabilities	135,079	324	0.97	132,632	569	1.74

Net interest income/Interest rate spread		$1,205	2.85%		$1,354	3.18%

Noninterest bearing deposits	21,285			20,959
Other liabilities	11,937			18,444
Total shareholders’ equity	15,328			13,669

Total liabilities and shareholders’ equity	$183,629			$185,704

Net interest margin on average earning assets			3.01%			3.46%
Net interest margin on average total assets			2.66%			2.96%

(1)	Rates are calculated on unrounded numbers.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended March 31, 2010 and 2009 included fees of $14 million and $12 million, respectively.

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

Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibits included in this Report:

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HSBC USA Inc.

Index

Assets:
       by business segment  40
       consolidated average balances  124
       fair value measurements  52
       nonperforming  103
       trading  8, 78
Asset-backed commercial paper conduits  45, 50, 109
Asset-backed securities  8, 9, 115
Balance sheet:
       consolidated  4
       consolidated average balances  124
       review  75
Basel II  71
Basis of reporting  7, 72
Business:
       consolidated performance review  67
Capital:
       funding strategy  108
       common equity movements  106
       consolidated statement of changes  5
       regulatory capital  43
       selected capital ratios  43, 107
Cash flow (consolidated)  6
Cautionary statement regarding forward-looking
       statements  66
Collateral — pledged assets  51
Collateralized debt obligations  116
Commercial banking segment results (IFRSs)  40, 92
Consumer finance segment results (IFRSs)  40, 90
Controls and procedures  125
Credit card fees  83
Credit quality  70, 96
Credit risk:
       adjustment  64
       component of fair value option  31, 86
       concentration  19
       exposure  118
       management  117
       related contingent features  28
       related guarantees  48
Current environment  66
Deferred tax assets  33
Deposits  79, 105
Derivatives:
       cash flow hedges  25
       fair value hedges  24
       notional value  29
       trading and other  26
Equity:
       consolidated statement of changes  5
       ratios  43, 107
Equity securities available-for-sale  9
Estimates and assumptions  7
Executive overview  66
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  53
       assets and liabilities recorded at fair value on a
          non-recurring basis  57
       control over valuation process  111
       financial instruments  58
       hierarchy  112
       transfers into/out of level one and two  55, 113
       transfers into/out of level two and three 55, 114
       valuation techniques  58
Financial assets:
       designated at fair value  30
       reclassification under IFRSs  93
Financial highlights metrics  69
Financial liabilities:
       designated at fair value  30
       fair value of financial liabilities  53, 58
Forward looking statements  66
Funding  71, 108
Gains less losses from securities  15, 68, 85
Global Banking and Markets:
       balance sheet data (IFRSs)  40
       loans and securities reclassified (IFRSs)  93
       segment results (IFRSs)  40, 93
Geographic concentration of receivables  105
Goodwill  23
Guarantee arrangements  48
Impairment:
       available-for-sale securities  12
       credit losses  20, 68, 82
       nonperforming loans  103
       impaired loans  104
Income (loss) from financial instruments designated at
       fair value, net  31, 86
Income statement  3
Intangible assets  22
Income tax expense  32
Internal control  125
Interest rate risk  119
Key performance indicators  69
Legal proceedings  126
Leveraged finance transactions  30

HSBC USA Inc.

Liabilities:
       commitments, lines of credit  49
       deposits  79, 105
       financial liabilities designated at
          fair value  30
       long-term debt  80, 106
       short-term borrowings  79, 105
       trading  8, 78
Liquidity and capital resources  105
Liquidity risk  118
Litigation  126
Loans:
       by category  17, 76
       by charge-off (net)  101
       by delinquency  100
       criticized assets  104
       geographic concentration  105
       held for sale  21, 77
       impaired  104
       nonperforming  103
       overall review  76
       purchases from HSBC Finance  17, 37
       risk concentration  19
       troubled debt restructures  18
Loan impairment charges — see Provision for
       credit losses
Loan-to-deposits ratio  70
Market risk  121
Market turmoil:
       current environment  66
       exposures  118
       impact on liquidity risk  105
       structured investment vehicles  46
       variable interest entities  44
Monoline insurers  14, 68, 93
Mortgage lending products  17, 76
Mortgage servicing rights  22
Net interest income  80
New accounting pronouncements  64
Off balance sheet arrangements  108
Operating expenses  88
Operational risk  123
Other revenue  83
Other segment results (IFRSs)  40, 95
Pension and other postretirement benefits  33
Performance, developments and trends  67
Personal financial services segment
       results (IFRSs)  40, 89
Pledged assets  51
Private banking segment results (IFRSs)  40, 94
Profit (loss) before tax:
       by segment — IFRSs  40
       consolidated  3
Provision for credit losses  68, 82
Ratios:
       capital  43, 107
       charge-off (net)  101
       credit loss reserve related  97
       earnings to fixed charges — Exhibit  12
       efficiency  69, 89
       financial  69
       loans-to-deposits  70
Reconciliation of U.S. GAAP results to IFRSs  73
Refreshed loan-to-value  76
Related party transactions  35
Results of operations  80
Risk elements in the loan portfolio  19
Risk management:
       credit  117
       compliance  123
       fiduciary  123
       interest rate  119
       liquidity  118
       market  121
       operational  123
       reputational  123
       strategic  123
Securities:
       fair value  9, 53
       impairment  12, 85
       maturity analysis  16
Segment results — IFRSs basis:
       personal financial services  89
       consumer finance  90
       commercial banking  92
       global banking and markets  93
       private banking  94
       other  95
       overall summary  40, 89
Selected financial data  69
Sensitivity:
       projected net interest income  120
Statement of changes in shareholders’ equity  5
Statement of changes in comprehensive income  5
Statement of income (loss)  3
Table of contents  2
Tax expense  32
Trading:
       assets  8, 78
       derivatives  8, 78, 84
       liabilities  8, 78
       portfolios  8
Trading revenue (net)  84
Troubled debt restructures  18
Value at risk  121
Variable interest entities  44

HSBC USA Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC USA Inc.
(Registrant)

/s/  Gerard Mattia
Gerard Mattia
Senior Executive Vice President and
Chief Financial Officer

Date: May 7, 2010

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