Form 10-Q
period 2010-06-30
HSBC USA INC /MD/
filed 2010-08-02
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR
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

As of July 30, 2010, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA INC.

FORM 10-Q

HSBC USA Inc.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Interest income:
Loans	$1,109	$1,462	$2,320	$3,008
Securities	270	221	512	498
Trading assets	35	51	67	110
Short-term investments	29	22	57	46
Other	12	13	23	24

Total interest income	1,455	1,769	2,979	3,686

Interest expense:
Deposits	152	267	315	580
Short-term borrowings	22	15	43	34
Long-term debt	148	210	288	447

Total interest expense	322	492	646	1,061

Net interest income	1,133	1,277	2,333	2,625
Provision for credit losses	456	1,067	667	2,241

Net interest income after provision for credit losses	677	210	1,666	384

Other revenues:
Credit card fees	249	342	482	699
Other fees and commissions	200	216	492	447
Trust income	27	30	53	62
Trading revenue (loss)	128	153	332	(1)
Net other-than-temporary impairment losses(1)	(13)	(20)	(41)	(58)
Other securities gains, net	1	246	22	293
Servicing and other fees from HSBC affiliates	37	45	73	77
Residential mortgage banking revenue (loss)	(80)	59	(117)	124
Gain (loss) on instruments designated at fair value and related derivatives	182	(357)	228	(246)
Other income (expense)	9	(138)	167	(71)

Total other revenues	740	576	1,691	1,326

Operating expenses:
Salaries and employee benefits	280	302	547	593
Support services from HSBC affiliates	458	419	976	842
Occupancy expense, net	65	88	136	151
Other expenses	190	279	400	474

Total operating expenses	993	1,088	2,059	2,060

Income (loss) before income tax expense (benefit)	424	(302)	1,298	(350)
Income tax expense (benefit)	124	(53)	444	(12)

Net income (loss)	$300	$(249)	$854	$(338)

(1)	During the three and six months ended June 30, 2010, net other-than-temporary impairment (“OTTI”) on securities available-for-sale and held to maturity totaling $70 million and $103 million in recoveries, respectively, were recognized which included $83 million and $144 million in recoveries, respectively, recognized in accumulated other comprehensive income (“AOCI”), and $13 million and $41 million, respectively, of OTTI losses recognized in other revenues. During the three and six month periods ended June 30, 2009, $43 million and $159 million, respectively, of gross OTTI losses on securities available-for-sale were recognized, of which $23 million and $101 million, respectively, were recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2010	2009

	(in millions)

Assets
Cash and due from banks	$2,719	$3,159
Interest bearing deposits with banks	14,076	20,109
Federal funds sold and securities purchased under agreements to resell	15,490	1,046
Trading assets	29,148	25,815
Securities available-for-sale (includes $1.3 billion and $1.1 billion at June 30, 2010 and December 31, 2009, respectively, collateralizing long-term debt)(1)	36,955	27,806
Securities held to maturity (fair value of $3.9 billion and $2.9 billion at June 30, 2010 and December 31, 2009, respectively, and includes $1.2 billion at June 30, 2010 collateralizing short-term borrowings)(1)	3,719	2,762
Loans (includes $3.1 billion at June 30, 2010 and $2.7 billion at December 31, 2009 collateralizing debt)(1)	73,661	79,489
Less – allowance for credit losses	2,950	3,861

Loans, net	70,711	75,628

Loans held for sale (includes $1.5 billion and $1.1 billion designated under fair value option at June 30, 2010 and December 31, 2009, respectively)	2,567	2,908
Properties and equipment, net	519	533
Intangible assets, net	350	484
Goodwill	2,647	2,647
Other assets(1)	7,540	8,182

Total assets(1)	$186,441	$171,079

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$21,450	$20,813
Interest bearing (includes $5.8 billion and $4.2 billion designated under fair value option at June 30, 2010 and December 31, 2009, respectively)	70,521	69,894
Deposits in foreign offices:
Noninterest bearing	1,479	1,105
Interest bearing	28,113	26,525

Total deposits	121,563	118,337

Short-term borrowings(1)	16,033	6,512
Long-term debt (includes $4.9 billion and $4.6 billion designated under fair value option at June 30, 2010 and December 31, 2009, respectively, and $2.2 billion and $3.0 billion at June 30, 2010 and December 31, 2009, respectively, collateralized by loans and available-for-sale securities)(1)	17,751	18,008

Total debt	155,347	142,857

Trading liabilities	10,877	8,010
Interest, taxes and other liabilities(1)	3,817	5,035

Total liabilities(1)	170,041	155,902

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 shares issued and outstanding at June 30, 2010 and December 31, 2009)	-	-
Additional paid-in capital	13,793	13,795
Retained earnings	863	45
Accumulated other comprehensive income (loss)	179	(228)

Total common shareholder’s equity	14,835	13,612

Total shareholders’ equity	16,400	15,177

Total liabilities and shareholders’ equity	$186,441	$171,079

(1)	The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated in the totals above at June 30, 2010 and December 31, 2009.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED) (Continued)

	June 30,	December 31,
	2010	2009
	(in millions)

Assets:
Securities available-for-sale	$1,276	$1,138
Securities held to maturity	1,156	-
Loans, net	14,953	15,953
Other assets	748	753

Total assets	$18,133	$17,844

Liabilities:
Short-term borrowings	$3,191	$-
Long-term debt	2,242	3,040
Interest, taxes and other liabilities	1,117	1,418

Total liabilities	$6,550	$4,458

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2010	2009

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-

Additional paid-in capital
Balance at beginning of period	13,795	11,694
Capital contributions from parent	-	2,167
Return of capital on preferred shares issued to CT Financial Services, Inc.	(3)	(55)
Employee benefit plans and other	1	-

Balance at end of period	13,793	13,806

Retained earnings
Balance at beginning of period	45	245
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	1	-
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	-	15

Balance at beginning of period, as adjusted	46	260
Net income (loss)	854	(338)
Cash dividends declared on preferred stock	(37)	(37)

Balance at end of period	863	(115)

Accumulated other comprehensive income (loss)
Balance at beginning of period	(228)	(787)
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	(246)	-
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	-	(15)

Balance at beginning of period, as adjusted	(474)	(802)
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	533	134
Other-than-temporarily impaired securities available for sale(1)	69	(61)
Other-than-temporarily impaired securities held to maturity(1)	38	-
Derivatives classified as cash flow hedges	13	33
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	-	6

Other comprehensive income, net of tax	653	112

Balance at end of period	179	(690)

Total shareholders’ equity	$16,400	$14,566

Comprehensive income
Net income (loss)	$854	$(338)
Other comprehensive income, net of tax	653	112

Comprehensive income (loss)	$1,507	$(226)

(1)	During the six months ended June 30, 2010, net OTTI on securities available-for-sale and held to maturity totaling $103 million in recoveries were recognized which included OTTI losses of $41 million recognized in other revenues. During the six months ended June 30, 2009, $159 million of gross OTTI losses on securities available-for-sale were recognized, of which $58 million was recognized in other revenues.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2010	2009

	(in millions)

Cash flows from operating activities
Net income (loss)	$854	$(338)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329	145
Provision for credit losses	667	2,241
Other-than-temporarily impaired available-for-sale and held to maturity securities	41	58
Realized gains on securities available for sale	(22)	(293)
Net change in other assets and liabilities	(130)	1,503
Net change in loans held for sale:
Originations of loans	(1,903)	(3,185)
Sales and collection of loans held for sale	2,368	3,204
Tax refund anticipation loans:
Originations of loans	(3,082)	(9,000)
Transfers of loans to HSBC Finance, including premium	3,086	9,011
Net change in trading assets and liabilities	(1,062)	1,634
LOCOM on receivables held for sale	(72)	145
Mark-to-market on financial instruments designated at fair value and related derivatives	(228)	246
Net change in fair value of derivatives and hedged items	13	(162)

Net cash provided by operating activities	859	5,209

Cash flows from investing activities
Net change in interest bearing deposits with banks	6,033	5,916
Net change in federal funds sold and securities purchased under agreements to resell	(14,444)	5,598
Securities available-for-sale:
Purchases of securities available-for-sale	(24,985)	(22,771)
Proceeds from sales of securities available-for-sale	15,449	14,587
Proceeds from maturities of securities available-for-sale	1,343	4,390
Securities held to maturity:
Purchases of securities held to maturity	(1,395)	(152)
Proceeds from maturities of securities held to maturity	153	194
Change in loans:
Originations, net of collections	20,680	24,853
Recurring loans purchases from HSBC Finance	(16,580)	(18,400)
Cash paid on bulk purchase of loans from HSBC Finance	-	(8,821)
Loans sold to third parties	(138)	3,961
Net cash used for acquisitions of properties and equipment	(24)	(11)
Other, net	93	292

Net cash provided by (used in) investing activities	(13,815)	9,636

Cash flows from financing activities
Net change in deposits	3,156	(10,492)
Net change in short-term borrowings	9,521	(2,517)
Change in long-term debt:
Issuance of long-term debt	1,210	1,554
Repayment of long-term debt	(1,499)	(5,481)
Debt repayment by consolidated VIE	(136)	(408)
Debt related to the sale and leaseback of property	303	-
Capital contribution from parent	-	2,167
Return of capital on preferred shares issued to CT Financial Services, Inc.	(3)	(55)
Other increases in capital surplus	1	-
Dividends paid	(37)	(37)

Net cash provided by (used in) financing activities	12,516	(15,269)

Net change in cash and due from banks	(440)	(424)
Cash and due from banks at beginning of period	3,159	2,972

Cash and due from banks at end of period	$2,719	$2,548

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$(596)	$580
Transfer of loans to held for sale	$39	$289
Assumption of indebtedness from HSBC Finance related to the bulk loan purchase	$-	$6,077

The accompanying notes are an integral part of the consolidated financial statement

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page

1	Organization and Basis of Presentation	8
2	Trading Assets and Liabilities	9
3	Securities	10
4	Loans	20
5	Allowance for Credit Losses	23
6	Loans Held for Sale	24
7	Intangible Assets	25
8	Goodwill	26
9	Derivative Financial Assets	26
10	Fair Value Option	33
11	Income Taxes	35
12	Pension and Other Postretirement Benefits	37
13	Related Party Transactions	38
14	Regulatory Capital	43
15	Business Segments	44
16	Variable Interest Entities	48
17	Guarantee Arrangements, Contingencies and Pledged Assets	52
18	Fair Value Measurements	56
19	Restructuring Activities	70
20	New Accounting Pronouncements	71

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

HSBC USA Inc.

2.  Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	June 30,	December 31,
	2010	2009

	(in millions)

Trading assets:
U.S. Treasury	$727	$615
U.S. Government agency	74	34
U.S. Government sponsored enterprises(1)	52	16
Asset-backed securities	1,451	1,815
Corporate and foreign bonds	2,374	2,369
Other securities	78	491
Precious metals	16,388	12,256
Fair value of derivatives	8,004	8,219

	$29,148	$25,815

Trading liabilities:
Securities sold, not yet purchased	$1,519	$131
Payables for precious metals	3,140	2,556
Fair value of derivatives	6,218	5,323

	$10,877	$8,010

(1)	Includes mortgage-backed securities of $6 million and $13 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $46 million and $3 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010 and December 31, 2009, the fair value of derivatives included in trading assets has been reduced by $2.9 billion and $2.7 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At June 30, 2010 and December 31, 2009, the fair value of derivatives included in trading liabilities has been reduced by $5.2 billion and $7.2 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

HSBC USA Inc.

3.  Securities

The amortized cost and fair value of the securities available-for-sale and securities held to maturity are summarized in the following tables.

		Non-Credit Gain
		(Loss)
		Component
	Amortized	of OTTI	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$9,947	$-	$486	$(5)	$10,428
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	52	-	1	(1)	52
Direct agency obligations	1,949	-	104	-	2,053
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,286	-	325	-	10,611
Collateralized mortgage obligations	6,251	-	206	(1)	6,456
Direct agency obligations	22	-	1	-	23
Obligations of U.S. states and political subdivisions	610	-	20	(3)	627
Asset backed securities collateralized by:
Residential mortgages	339	22	-	(64)	297
Commercial mortgages	573	-	18	(6)	585
Home equity	546	(2)	-	(152)	392
Auto	21	-	-	-	21
Student loans	32	-	-	(2)	30
Other	123	-	1	(17)	107
Corporate and other domestic debt securities(2)	691	-	9	-	700
Foreign debt securities(2)	3,094	-	76	-	3,170
Equity securities(3)	1,399	-	4	-	1,403

Total available-for-sale securities	$35,935	$20	$1,251	$(251)	$36,955

Securities held to maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,793	$-	$155	$-	$1,948
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	104	-	15	-	119
Collateralized mortgage obligations	333	-	36	-	369
Obligations of U.S. states and political subdivisions	140	-	5	(1)	144
Asset backed securities collateralized by:
Residential mortgages	193	-	2	(12)	183
Asset backed securities (predominantly credit card ) and other debt securities held by consolidated VIE(5)	1,364	(208)	-	-	1,156

Total held-to-maturity securities	$3,927	$(208)	$213	$(13)	$3,919

HSBC USA Inc.

		Non-Credit
		Loss
		Component
	Amortized	of OTTI	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$7,448	$-	$27	$(73)	$7,402
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	59	-	-	(1)	58
Direct agency obligations	1,948	-	5	(65)	1,888
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,081	-	93	(13)	4,161
Collateralized mortgage obligations	6,324	-	107	(7)	6,424
Obligations of U.S. states and political subdivisions	741	-	13	(5)	749
Asset backed securities collateralized by:
Residential mortgages	1,041	(55)	1	(122)	865
Commercial mortgages	573	-	7	(14)	566
Home equity	620	(29)	-	(219)	372
Auto	65	-	-	(1)	64
Student loans	35	-	-	(5)	30
Other	23	-	1	-	24
Corporate and other domestic debt securities(2)	872	-	7	(15)	864
Foreign debt securities(2)	3,035	-	44	(3)	3,076
Equity securities(3)	1,260	-	3	-	1,263

Total available-for-sale securities	$28,125	$(84)	$308	$(543)	$27,806

Securities held to maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,854	$-	$103	$(5)	$1,952
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	113	-	12	-	125
Collateralized mortgage obligations	341	-	25	(2)	364
Obligations of U.S. states and political subdivisions	161	-	6	(1)	166
Asset backed securities collateralized by:
Residential mortgages	192	-	1	(21)	172
Foreign debt securities	101	-	-	-	101

Total held-to-maturity securities	$2,762	$-	$147	$(29)	$2,880

(1)	Includes securities at amortized cost of $33 million and $38 million issued or guaranteed by FNMA at June 30, 2010 and December 31, 2009, respectively, and $19 million and $21 million issued or guaranteed by FHLMC at June 30, 2010 and December 31, 2009, respectively.

(2)	At June 30, 2010 and December 31, 2009, other domestic debt securities included $676 million and $677 million, respectively, of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.2 billion and $2.7 billion of securities fully backed by foreign governments, respectively.

HSBC USA Inc.

(3)	Includes preferred equity securities at amortized cost issued by FNMA $2 million at June 30, 2010 and December 31, 2009. Balances at June 30, 2010 and December 31, 2009 reflect cumulative other-than-temporary impairment charges of $203 million.

(4)	Includes securities at amortized cost of $661 million and $678 million issued or guaranteed by FNMA at June 30, 2010 and December 31, 2009, respectively, and $1.1 billion and $1.2 billion issued and guaranteed by FHLMC at June 30, 2010 and December 31, 2009, respectively.

(5)	Relates to securities held by Bryant Park Funding LLC which are consolidated effective January 1, 2010. See Note 16, “Variable Interest Entities” for additional information.

A summary of gross unrealized losses and related fair values as of June 30, 2010 and December 31, 2009, classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
June 30, 2010	Securities	Losses	Investment	Securities	Losses	Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	-	$-	$-	1	$(5)	$108
U.S. Government sponsored enterprises	3	-	-	14	(1)	11
U.S. Government agency issued or guaranteed	9	(1)	380	5	-	23
Obligations of U.S. states and political subdivisions	10	(1)	38	7	(2)	63
Asset-backed securities	8	(14)	34	75	(227)	817
Corporate and other domestic debt securities	1	-	176	-	-	-
Foreign debt securities	-	-	-	1	-	25
Equity securities	1	-	2	-	-	-

Securities available-for-sale	32	$(16)	$630	103	$(235)	$1,047

Securities held to maturity:
U.S. Government sponsored enterprises	7	$-	$74	1	$-	$-
U.S. Government agency issued or guaranteed	8	-	3	1	-	-
Obligations of U.S. states and political subdivisions	19	-	9	14	(1)	23
Asset-backed securities	-	-	-	12	(12)	137

Securities held to maturity	34	$-	$86	28	$(13)	$160

HSBC USA Inc.

	One Year or Less			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2009	Securities	Losses	Investment	Securities	Losses	Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	16	$(55)	$2,978	1	$(18)	$94
U.S. Government sponsored enterprises	30	(50)	1,441	27	(16)	262
U.S. Government agency issued or guaranteed	85	(19)	1,509	18	(1)	43
Obligations of U.S. states and political subdivisions	26	(3)	166	11	(2)	79
Asset-backed securities	5	(1)	35	109	(360)	1,137
Corporate and other domestic debt securities	3	(8)	83	2	(7)	43
Foreign debt securities	5	(3)	384	1	-	25
Equity securities	2	-	-	-	-	-

Securities available-for-sale	172	$(139)	$6,596	169	$(404)	$1,683

Securities held to maturity:
U.S. Government sponsored enterprises	10	$(5)	$261	1	$-	$-
U.S. Government agency issued or guaranteed	7	(2)	39	6	-	-
Obligations of U.S. states and political subdivisions	22	(1)	12	12	-	19
Asset-backed securities	1	(1)	6	11	(20)	121

Securities held to maturity	40	$(9)	$318	30	$(20)	$140

Gross unrealized losses within the available-for-sale and held-to-maturity portfolios decreased overall primarily due to a reduction in credit spreads for asset backed securities during the first six months of 2010 as overall market conditions improved. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. During the three and six months ended June 30, 2010, 24 and 37 debt securities, respectively, were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates. We recorded net other-than-temporary impairment recoveries of $70 million and $103 million during the three and six months ended June 30, 2010 on these investments. The credit loss component of the applicable debt securities totaling $13 million and $41 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss) for the three and six months ended June 30, 2010, respectively, while the remaining non-credit portion representing a net recovery during the six month period of a portion of previously recorded impairment losses was recognized in other comprehensive income. During the three and six months ended June 30, 2009, eight and seventeen debt securities were determined to be other-than-temporarily impaired. As a result, we recorded other-than-temporary impairment charges of $43 million and $159 million during the three and six months ended June 30, 2009 on these investments. The credit loss component of the applicable debt securities totaling $20 million and $58 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss) for the three and six months ended June 30, 2009,

HSBC USA Inc.

respectively, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income.

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

On-going Assessment for Other-Than-Temporary Impairment On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if the fair value is less than its amortized cost at the reporting date. If impaired, we assess whether the unrealized loss is other-than-temporary.

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

For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 78 percent and 72 percent of total available-for-sale and held to maturity securities as of June 30, 2010 and December 31, 2009, respectively, our assessment for credit loss was concentrated on private label asset backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

•	The recovery of the U.S. economy remains sluggish;

•	The continued deterioration of the U.S. housing markets with increasing delinquencies and foreclosure;

•	No real traction in government sponsored programs in loan modifications;

•	A lack of refinancing activities within certain segments of the mortgage market, even at the current low interest rate environment, and the re-defaulted rate for refinanced loans;

•	The unemployment rate remains high despite recent modest improvement, and consumer confidence remains low;

•	The decline in the occupancy rate in commercial properties; and

•	The severity and duration of unrealized loss.

We considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	The level of credit enhancement provided by the structure, which includes but is not limited to credit subordination positions, over collateralization, protective triggers and financial guarantees provided by monoline wraps;

•	Changes in the near term prospects of the issuer or underlying collateral of a security such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excessive cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

HSBC USA Inc.

•	Any adverse change to the credit conditions of the issuer, the monoline insurer or the security such as credit downgrades by the rating agencies.

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

As of June 30, 2010, available-for-sale debt securities with other-than-temporary impairment for which a portion of the impairment loss remains in accumulated other comprehensive income consisted entirely of asset-backed securities collateralized by residential mortgages or home equity loans. Specific market based assumptions were used to appropriately model and value the credit component of each individual prime, Alt-A and second lien/home equity mortgage backed security due to the diversified geographical, FICO and vintage (2005-2007) characteristics of the underlying loans. This has resulted in a wide range of assumptions across the analyzed securities as presented in the table below. Prime mortgage collateral types comprise approximately 61 percent of the other-than-temporary impairments we have recognized during the first six months of 2010. The assumptions were as follows:

Second liens/Home
June 30, 2010	Prime	Alt-A	Equity Mortgages

Cumulative default rate	1-27%	8-34%	12-20%
Loss severity	16-78%	20-80%	100%
Prepayment speeds	1-31%	1-15%	6-8%

The dollar amounts of asset-backed securities for which an other-than-temporary impairment losses were recognized in the six months ended June 30, 2010 are as follows:

				Impairment
	Balance as of June 30, 2010			Loss Charged to
	Amortized	Unrealized		Profit and Loss
	Cost	Impairment Loss	Fair Value	in 2010

	(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$265	$(53)	$212	$18
Home equity loans	34	-	34	6

Sub-total	299	(53)	246	24
Held-to-maturity:
Asset backed securities (predominately Credit Card)	255	-	255	3

Total	$554	$(53)	$501	$27

Additionally, there was $14 million of other-than-temporary impairment realized on securities sold in the six months ended June 30, 2010.

HSBC USA Inc.

The amortized cost and fair value of those asset-backed securities with unrealized loss of more than 12 months for which no other-than-temporary-impairment has been recognized at June 30, 2010 are as follows:

	Balance as of June 30, 2010
		Unrealized Losses for
	Amortized Cost	More Than 12 Months	Fair Value

	(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$301	$(50)	$251
Commercial mortgages	89	(6)	83
Home equity loans	511	(152)	359
Auto loans	7	-	7
Student loans	31	(2)	29
Other	105	(17)	88

Sub-total	1,044	(227)	817
Held-to-maturity classification:
Asset-backed securities
Residential mortgages	149	(12)	137

Total	$1,193	$(239)	$954

Although the fair value of a particular security is below its amortized cost for more than 12 months, it does not necessarily result in a credit loss and hence other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. To the extent we do not intend to sell the debt security and it is more-likely-than-not we will not be required to sell the security before the recovery of the amortized cost basis, no other-than-temporary impairment is deemed to have occurred. The fair value of most of the asset-backed securities has recovered significantly as the economy has started to recover from the financial crisis.

The excess of amortized cost over the present value of expected future cash flows recognized during the six months ended June 30, 2010 and 2009 on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $41 million and $58 million, respectively. The excess of the present value of expected future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporarily impaired securities, was $188 million as of June 30, 2010. Since we do not have the intention to sell the securities and have sufficient capital and liquidity to hold these securities until a full recovery of the fair value occurs, only the credit loss component is reflected in the consolidated statement of income (loss). The non-credit component of the unrealized loss is recorded, net of taxes, in other comprehensive income.

HSBC USA Inc.

The following table summarizes the roll-forward of credit losses on debt securities that were other-than-temporarily impaired which have been recognized in income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

	(in millions)

Credit losses at the beginning of the period	$73	$43	$81	$5
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	6	1	20	53
Increase in credit losses for which an other-than-temporary impairment was previously recognized	7	19	21	5
Reduction of credit losses recognized prior to the sale of securities	(48)	-	(63)	-
Reductions of credit losses for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(5)	-	(26)	-

Credit losses at the end of the period	$33	$63	$33	$63

At June 30, 2010, we held 120 individual asset-backed securities in the available-for-sale portfolio, of which 33 were also wrapped by a monoline insurance company. The asset backed securities backed by a monoline wrap comprised $499 million of the total aggregate fair value of asset-backed securities of $1.4 billion at June 30, 2010. The gross unrealized losses on these securities were $168 million at June 30, 2010. We do not consider the monoline wrap of any non-investment grade monoline insurers and therefore as of June 30, 2010, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $172 million. Four securities wrapped by below investment grade monoline insurance companies with an aggregate fair value of $34 million were deemed to be other-than-temporarily impaired at June 30, 2010.

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

As discussed above, certain asset-backed securities have an embedded financial guarantee provided by monoline insurers. Because the financial guarantee is not a separate and distinct contract from the asset-backed security, they are considered as a single unit of account for fair value measurement and impairment assessment purposes. The monoline insurers are regulated by the insurance commissioners of the relevant states and certain monoline insurers that write the financial guarantee contracts are public companies. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors. We perform both a credit as well as a liquidity analyses on the monoline insurers each quarter. Our analysis also compares market-based credit default spreads, when available, to assess the appropriateness of our monoline insurer’s creditworthiness. Based on the public information available, including the regulatory reviews and actions undertaken by the state insurance commissions and the published financial results, we determine the degree of reliance to be placed on the financial guarantee policy in estimating the cash flows to be collected for the purpose of recognizing and measuring impairment loss.

HSBC USA Inc.

A credit downgrade to non-investment grade is a key but not the only factor in determining the credit risk or the monoline insurer’s ability to fulfill its contractual obligation under the financial guarantee arrangement. Although a monoline may have been down-graded by the rating agencies or have been ordered to commute its operations by the insurance commissioners, it may retain the ability and the obligation to continue to pay claims in the near term. We evaluate the short-term liquidity of and the ability to pay claims by the monoline insurers in estimating the amounts of cash flows expected to be collected from specific asset-backed securities for the purpose of assessing and measuring credit loss.

The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale and held to maturity securities.

	Gross	Gross	Net Realized
	Realized Gains	Realized (Losses)	(Losses) Gains

		(in millions)

Three months ended June 30, 2010:
Securities available-for-sale	$67	$(81)	$(14)
Securities held to maturity	2	-	2

	$69	$(81)	$(12)

Three months ended June 30, 2009:
Securities available-for-sale	$226	$(48)	$178
Securities held to maturity	-	-	-

	$226	$(48)	$178

Six months ended June 30, 2010:
Securities available-for-sale	$99	$(115)	$(16)
Securities held to maturity	-	(3)	(3)

	$99	$(118)	$(19)

Six months ended June 30, 2009:
Securities available-for-sale	$287	$(100)	$187
Securities held to maturity	-	-	-

	$287	$(100)	$187

The amortized cost and fair values of securities available-for-sale and securities held to maturity at June 30, 2010, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at June 30, 2010, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2010. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

HSBC USA Inc.

			After One		After Five
	Within		But Within		But Within		After Ten
	One Year		Five Years		Ten Years		Years

Taxable Equivalent Basis
as of June 30, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

				(dollars are in millions)

Available-for-sale:
U.S. Treasury	$-	-%	$4,249	1.07%	$2,742	3.42%	$2,956	4.38%
U.S. Government sponsored enterprises	-	-	8	3.79	1,319	3.96	674	4.22
U.S. Government agency issued or guaranteed	4	4.45	-	-	251	4.79	16,304	4.13
Obligations of U.S. states and political subdivisions	-	-	-	-	253	4.23	357	4.47
Asset-backed securities	7	2.23	122	5.34	43	1.06	1,482	3.26
Corporate and other domestic debt securities	115	1.53	576	1.57	-	-	-	-
Foreign debt securities	321	1.98	2,738	2.65	35	3.22	-	-

Total amortized cost	$447	1.89%	$7,693	1.74%	$4,643	3.67%	$21,773	4.11%

Total fair value	$449		$7,818		$4,892		$22,393

Held to maturity:
U.S. Government sponsored enterprises	$-	-%	$30	7.95%	$2	6.82%	$1,761	6.19%
U.S. Government agency issued or guaranteed	-	-	-	-	6	7.62	431	6.67
Obligations of U.S. states and political subdivisions	9	5.29	29	5.53	15	4.67	87	5.30
Asset-backed securities	-	-	-	-	-	-	193	6.11
Asset backed securities issued by consolidated VIE	352	1.51	550	1.58	254	.35	-	-

Total amortized cost	$361	1.61%	$609	2.07%	$277	.77%	$2,472	6.24%

Total fair value	$361		$613		$278		$2,667

Investments in FHLB stock and FRB stock of $119 million and $476 million, respectively, were included in other assets at June 30, 2010. Investments in FHLB stock and FRB stock of $152 million and $476 million, respectively, were included in other assets at December 31, 2009.

HSBC USA Inc.

4.  Loans

Loans consisted of the following:

	June 30,	December 31,
	2010	2009

	(in millions)

Commercial loans:
Construction and other real estate	$8,574	$8,858
Other commercial	20,928	21,446

Total commercial	29,502	30,304

Consumer loans:
Home equity mortgages	3,972	4,164
Other residential mortgages	13,566	13,722
Private label cards	12,747	15,091
Credit cards	11,274	13,048
Auto finance	1,279	1,701
Other consumer	1,321	1,459

Total consumer	44,159	49,185

Total loans	$73,661	$79,489

Secured financings of $2.2 billion at June 30, 2010 are secured by $1.5 billion of credit cards and restricted available-for-sale securities of $1.3 billion. Secured financings of $550 million and $2.5 billion at December 31, 2009 were secured by $180 million and $2.6 billion of private label cards and credit cards, respectively, and restricted available-for-sale securities of $417 million and $721 million, respectively.

Purchased Loan Portfolios In January 2009, we purchased the General Motors MasterCard receivable portfolio (“GM Portfolio”) and the AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively from HSBC Finance Corporation (“HSBC Finance”).

Purchased loans for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit has been closed were recorded upon acquisition at an amount based upon the cash flows expected to be collected (“Purchased Credit-Impaired Loans”). The difference between these expected cash flows and the purchase price represents accretable yield which is amortized to interest income over the life of the loan. At June 30, 2010, the accretable yield has been fully amortized to interest income and there is no remaining difference between the carrying value and the outstanding contractual balances of these Purchased Credit-Impaired Loans for the GM portfolio. At June 30, 2010, we no longer have any receivables from the purchased GM portfolio which are subject to these accounting requirements. The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at June 30, 2010 totaled $36 million for the UP Portfolio, and is included in credit card loans. The outstanding contractual balance at June 30, 2010 for these receivables was $55 million for the UP Portfolio. The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at December 31, 2009 totaled $63 million and $52 million for the GM and UP Portfolios, respectively, and is included in credit card loans. The outstanding contractual balances at December 31, 2009 for these receivables were $73 million and $86 million for the GM and UP Portfolios, respectively. Credit loss reserves of $6 million and $18 million as of June 30, 2010 and December 31, 2009, respectively, were held for the acquired GM and UP receivables subject to the accounting requirements for Purchased Credit-Impaired Loans due to a decrease in the expected future cash flows since the

HSBC USA Inc.

acquisition. The following summarizes the change in accretable yield associated with the Purchased Credit-Impaired Loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

		(in millions)

Accretable yield at beginning of period	$(22)	$(80)	$(29)	$(95)
Accretable yield amortized to interest income during the period	4	14	11	29
Reclassification to non-accretable difference	6	16	6	16

Accretable yield at end of period(1)	$(12)	$(50)	$(12)	$(50)

(1)	At June 30, 2010, the entire remaining accretable yield is related to the UP portfolio. The accretable yield related to the GM portfolio was fully amortized to interest income during the second quarter of 2010.

Troubled Debt Restructurings The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	June 30,	December 31,
	2010	2009

	(in millions)

TDR Loans:
Commercial loans:
Construction and other real estate	$200	$100
Other commercial	151	68

Total commercial	351	168

Consumer loans:
Residential mortgages	299	173
Private label cards	237	216
Credit cards	176	102
Auto finance(1)	46	52

Total consumer	758	543

Total TDR Loans(3)	$1,109	$711

HSBC USA Inc.

	June 30,	December 31,
	2010	2009

	(in millions)

Allowance for credit losses for TDR Loans(2):
Commercial loans:
Construction and other real estate	$41	$14
Other commercial	17	2

Total commercial	58	16

Consumer loans:
Residential mortgages	51	34
Private label cards	83	51
Credit cards	62	24
Auto finance	12	11

Total consumer	208	120

Total Allowance for credit losses for TDR Loans	$266	$136

(1)	The TDR loan balances include $12 million of auto finance loans held for sale at December 31, 2009, for which there are no credit loss reserves as these loans are carried at the lower of cost or fair value.

(2)	Included in the allowance for credit losses. The allowance for credit losses for TDR Loans is determined using a discounted cash flow impairment analysis.

(3)	Includes balances of $241 million and $65 million at June 30, 2010 and December 31, 2009, respectively which are classified as non-accrual loans.

The following table presents information about average TDR Loan balances and interest income recognized on TDR loans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

		(in millions)

Average balance of TDR Loans	$973	$420	$867	$398
Interest income recognized on TDR Loans	17	7	30	13

Concentrations of Credit Risk Our loan portfolio includes the following types of loans:

•	High loan-to-value (“LTV”) loans – Certain residential mortgages on primary residences with LTV ratios equal to or exceeding 90 percent at the time of origination and no mortgage insurance, which could result in the potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required.

•	Adjustable rate mortgage (“ARM”) loans – A loan which allows us to adjust pricing on the loan in line with market movements. A customer’s financial situation and the general interest rate environment at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after the adjustment.

HSBC USA Inc.

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at June 30, 2010 and December 31, 2009, respectively.

	June 30,	December 31,
	2010	2009

	(in billions)

Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.1	$1.2
Interest-only residential mortgage loans	2.8	3.3
ARM loans(2)	7.7	7.7

(1)	Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $149 million and $232 million of sub-prime residential mortgage loans held for sale at June 30, 2010 and December 31, 2009, respectively.

(2)	ARM loan balances above exclude $139 million and $209 million of sub-prime residential mortgage loans held for sale at June 30, 2010 and December 31, 2009, respectively. During the remainder of 2010 and during 2011, approximately $49 million and $448 million, respectively, of these ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude closed end first lien loans held for sale of $1.0 billion and $1.4 billion at June 30, 2010 and December 31, 2009, respectively.

	June 30,	December 31,
	2010	2009

	(in millions)

Closed end:
First lien	$13,566	$13,722
Second lien	500	570
Revolving:
Second lien	3,472	3,594

Total	$17,538	$17,886

5.  Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,

	2010	2009	2010	2009

	(in millions)

Balance at beginning of period	$3,224	$3,465	$3,861	$2,397
Provision for credit losses	456	1,067	667	2,241
Charge-offs	(816)	(865)	(1,750)	(1,479)
Recoveries	82	81	164	152
Allowance on loans transferred to held for sale	-	(8)	-	(8)
Allowance related to bulk loan purchase from HSBC Finance	-	-	-	437
Other	4	-	8	-

Balance at end of period	$2,950	$3,740	$2,950	$3,740

HSBC USA Inc.

6.  Loans Held for Sale

Loans held for sale consisted of the following:

	June 30,	December 31,
	2010	2009

	(in millions)

Commercial loans	$1,554	$1,126

Consumer loans:
Residential mortgages	985	1,386
Auto finance	-	353
Other consumer	28	43

Total consumer	1,013	1,782

Total loans held for sale	$2,567	$2,908

We originate certain commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at June 30, 2010 and December 31, 2009. The fair value of commercial loans held for sale under this program was $1.0 billion and $1.1 billion at June 30, 2010 and December 31, 2009, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. During the first six months of 2010, the market value of these loans decreased slightly due to wider credit spreads. In 2010, we provided foreign currency denominated loans to a third party which are classified as commercial loans held for sale and for which we elected to apply fair value option. The fair value of these commercial loans was $543 million at June 30, 2010. See Note 10, “Fair Value Option,” for additional information.

Residential mortgage loans held for sale include sub-prime residential mortgage loans with a fair value of $478 million and $757 million at June 30, 2010 and December 31, 2009, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. During the second quarter of 2010, we sold subprime residential mortgage loans with a book value of $215 million to unaffiliated third parties.

During the first quarter of 2010, auto finance loans held for sale with a carrying value of $353 million were sold to HSBC Finance to facilitate completion of a loan sale to a third party.

Other consumer loans held for sale consist of student loans.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of cost or fair value. While the initial book value of loans held for sale continued to exceed fair value at June 30, 2010, we experienced a decrease in the valuation allowance during the first six months of 2010 due primarily to lower balances and sales. The valuation allowance on loans held for sale was $535 million and $910 million at June 30, 2010 and December 31, 2009, respectively.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which are included in net interest income and trading revenue (loss) in the consolidated statement of income (loss), were losses of $10 million and $16 million during the three and six months ended June 30, 2010, respectively compared to gains of $28 million and $57 million during the three and six months ended June 30, 2009, respectively.

HSBC USA Inc.

7.  Intangible Assets

Intangible assets consisted of the following:

	June 30,	December 31,
	2010	2009

	(in millions)

Mortgage servicing rights	$326	$457
Other	24	27

Intangible assets	$350	$484

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

Fair value of residential MSRs is calculated using the following critical assumptions:

	June 30,	December 31,
	2010	2009

Annualized constant prepayment rate (“CPR”)	23.5%	14.6%
Constant discount rate	15.1%	17.9%
Weighted average life	3.3 years	4.8 years

Residential MSRs activity is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

		(in millions)

Fair value of MSRs:
Beginning balance	$444	$313	$450	$333
Additions related to loan sales	10	37	26	65
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(119)	88	(114)	60
Realization of cash flows	(18)	(4)	(45)	(24)

Ending balance	$317	$434	$317	$434

HSBC USA Inc.

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	June 30,	December 31,
	2010	2009

	(in millions)

Outstanding principal balances at period end	$48,803	$50,390

Custodial balances maintained and included in noninterest bearing deposits at period end	$945	$923

Servicing fees collected are included in residential mortgage banking revenue and totaled $30 million and $62 million during the three and six months ended June 30, 2010, respectively. Servicing fees totaled $32 million and $66 million during the three and six months ended June 30, 2009, respectively.

Commercial Mortgage Servicing Rights Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $9 million and $7 million at June 30, 2010 and December 31, 2009.

Other Intangible Assets Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $18 million and $20 million at June 30, 2010 and December 31, 2009, respectively, and customer lists in the amount of $6 million and $7 million at June 30, 2010 and December 31, 2009, respectively.

8.  Goodwill

Goodwill was $2.6 billion at June 30, 2010 and December 31, 2009 and includes accumulated impairment losses of $54 million. As a result of the continued focus on economic and credit conditions in the U.S., we performed interim impairment tests of the goodwill associated with our Global Banking and Markets and Private Banking reporting units as of both June 30, 2010 and March 31, 2010. As a result of these tests, the fair value of our Global Banking and Markets and Private Banking reporting units continue to exceed their carrying value, including goodwill. Our goodwill impairment testing however is highly sensitive to certain assumptions and estimates used. If significant deterioration in the economic and credit conditions occur, or changes in the strategy or performance of our business or product offerings occur, an interim impairment test will again be required.

9.  Derivative Financial Instruments

In our normal course of business, we enter into derivative contracts for trading, market making and risk management purposes. For financial reporting purposes, a derivative instrument is designated in one of following categories: (a) financial instruments held for trading, (b) hedging instruments designated as a qualifying hedge under derivative accounting principles or (c) a non-qualifying economic hedge. The derivative instruments held are predominantly swaps, futures, options and forward contracts. All freestanding derivatives, including bifurcated embedded derivatives, are stated at fair value. Where we enter into enforceable master netting arrangements with counterparties, the master netting arrangements permit us to net those derivative asset and liability positions and to offset cash collateral held and posted with the same counterparty.

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

For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net gains of $17 million and $22 million during the three and six months ended June 30, 2010, respectively, compared to net losses of $1.6 million and net gains of $2.5 million during the three and six months ended June 30, 2009, respectively, which are reported in other income (expense) in the consolidated statement of income (loss), which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying value of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining term of the original hedge. We recorded basis adjustments for active fair value hedges which increased the carrying value of our debt by $28 million and decreased the carrying value of our debt by $272 million during the six months ended June 30, 2010 and 2009, respectively. We amortized $2.5 million and $4.3 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and six months ended June 30, 2010, respectively. We amortized $4 million and $7 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and six months ended June 30, 2009, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying value of our debt of $81 million and $57 million as of June 30, 2010 and December 31, 2009, respectively.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009

	(in millions)

Interest rate contracts	Other assets	$37	$133	Interest, taxes & other liabilities	$327	$15

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. The balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of (loss) income.

		Amount of Gain (Loss) Recognized
		in Income on Derivatives(1)
	Location of Gain or (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2010	2009	2010	2009

Interest rate contracts	Other income (expense)	$(473)	$(75)	$(486)	$(86)
Interest rate contracts	Interest income	20	(85)	37	(70)

Total		$(453)	$(160)	$(449)	$(156)

(1)	The gains and losses associated with the contracts were presented in multiple lines on the consolidated statement of income (loss) as shown above.

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income (loss).

			Gain (Loss) on				Gain (Loss) on
	Gain/(Loss) on		Hedged		Gain (Loss) on		Hedged
	Derivative		Items		Derivative		Items
	Interest	Other	Interest	Other	Interest	Other	Interest	Other
	Income	Income	Income	Income	Income	Income	Income	Income
	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)

	2010				2009

	(in millions)

Three Months Ended June 30,
Interest rate contracts/AFS securities	$(15)	$(473)	$88	$485	$(8)	$123	$20	$(123)
Interest rate contracts/commercial loans	-	-	-	-	-	-	-	-
Interest rate contracts/subordinated debt	35	-	(22)	5	(77)	(198)	(83)	196

Total	$20	$(473)	$66	$490	$(85)	$(75)	$(63)	$73

Six Months Ended June 30,
Interest rate contracts/AFS securities	$(18)	$(513)	$132	$524	$(16)	$187	$38	$(183)
Interest rate contracts/commercial loans	(1)	1	1	(1)	-	(1)	1	-
Interest rate contracts/subordinated debt	56	26	(63)	(15)	(54)	(272)	(164)	271

Total	$37	$(486)	$70	$508	$(70)	$(86)	$(125)	$88

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

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in accumulated other comprehensive income. When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income is recognized in earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative will continue to be reported in accumulated other comprehensive income unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into earnings. As of June 30, 2010, and December 31, 2009,

HSBC USA Inc.

active cash flow hedge relationships extend or mature through January 2012 and June 2010, respectively. During the three and six months ended June 30, 2010, $2 million and $5 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income. During the next twelve months, we expect to amortize $9 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. During the three and six months ended June 30, 2009, $13 million and $30 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income. The interest accrual related to the derivative contract is recognized in interest income.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009

	(in millions)

Interest rate contracts	Other assets	$-	$-	Interest, taxes & other liabilities	$13	$33

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges and their locations on the income statement.

Location of Gain
				Gain (Loss)		or (Loss) Recognized	Gain (Loss)
	Gain (Loss)			Reclassified		in Income on	Reclassed
	Recognized in			from		the Derivative	from
	AOCI on			AOCI into		(Ineffective	AOCI
	Derivative		Location of Gain	Income		Portion and Amount	into Income
	(Effective		or (Loss) Reclassified	(Effective		Excluded from	(Ineffective
	Portion)		from AOCI into Income	Portion)		Effectiveness	Portion)
	2010	2009	(Effective Portion)	2010	2009	Testing)	2010	2009

(In millions)

Three Months Ended June 30,			Other income			Other income
Interest rate contracts	$8	$64	(expense)	$(2)	$13	(expense)	$-	$-
Six Months Ended June 30,			Other income			Other income
Interest rate contracts	$15	$90	(expense)	$(5)	$30	(expense)	$-	$7

Trading and Other Derivatives In addition to risk management, we enter into derivative instruments for trading and market making purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized as trading revenue (loss). Credit losses arising from counterparty risks on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue (loss).

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income (loss) while the derivative asset or liability positions are reflected as other assets or other liabilities. As of June 30, 2010, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio and certain own debt issuances. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (expense). In addition, we also from time to time have designated certain forward

HSBC USA Inc.

purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009

	(in millions)

Interest rate contracts	Trading assets	$35,659	$27,085	Trading Liabilities	$36,324	$27,546
Foreign exchange contracts	Trading assets	14,814	12,920	Trading Liabilities	14,520	14,087
Equity contracts	Trading assets	1,424	2,281	Trading Liabilities	1,375	2,297
Precious Metals contracts	Trading assets	734	918	Trading Liabilities	1,030	897
Credit contracts	Trading assets	17,281	17,772	Trading Liabilities	17,160	17,687
Other	Trading assets	22	6	Trading Liabilities	1	23

Total		$69,934	$60,982		$70,410	$62,537

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the fair value of derivative instruments held for other purposes and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009

	(in millions)

Interest rate contracts	Other assets	$504	$229	Interest, taxes & other liabilities	$5	$15
Foreign exchange contracts	Other assets	45	51	Interest, taxes & other liabilities	20	2
Equity contracts	Other assets	-	180	Interest, taxes & other liabilities	185	16
Credit contracts	Other assets	5	15	Interest, taxes & other liabilities	12	16

Total		$554	$475		$222	$49

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the statement of income (loss).

		Amount of Gain (Loss)
		Recognized in Income
		on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income	June 30,		June 30,
	on Derivatives	2010	2009	2010	2009

Interest rate contracts	Trading revenue (loss)	$35	$(243)	$(18)	$(147)
Foreign exchange contracts	Trading revenue (loss)	67	489	(11)	571
Equity contracts	Trading revenue (loss)	(4)	131	10	121
Precious Metals contracts	Trading revenue (loss)	139	9	304	29
Credit contracts	Trading revenue (loss)	64	484	31	(151)
Other	Trading revenue (loss)	17	(74)	38	(32)

Total		$318	$796	$354	$391

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the statement of income (loss).

		Amount of Gain (Loss)
		Recognized in Income
		on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income	June 30,		June 30,
	on Derivatives	2010	2009	2010	2009

Interest rate contracts	Other income (expense)	$344	$(283)	$401	$(420)
Foreign exchange contracts	Other income (expense)	(14)	29	(24)	35
Equity contracts	Other income (expense)	(267)	167	(125)	166
Credit contracts	Other income (expense)	5	(85)	(4)	(94)

Total		$68	$(172)	$248	$(313)

Credit-Risk-Related Contingent Features We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. As of June 30, 2010, HSBC Bank USA was given credit ratings of AA and Aa3 by S&P and Moody’s, respectively, and was given a short-term debt rating of A-1+ and P-1 by S&P and Moody’s, respectively. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2010, is $8.6 billion for which we have posted collateral of $6.8 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2009, is $9.3 billion for which we posted collateral of $8.6 billion. Substantially all of the collateral posted is in the form of cash which is reflected in either interest bearing deposits with banks or other assets. See Note 17, “Guarantee Arrangements, Contingencies and Pledged Assets” for further details.

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

Moody’s

	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2

	(in millions)

P-1	$-	$22	$112
P-2	122	125	209

S&P

	Long-Term Ratings
Short-Term Ratings	AA	AA-	A+

	(in millions)

A-1+	$-	$168	$220
A-1	126	294	346

We would be required to post $183 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	June 30, 2010	December 31, 2009

	(in billions)

Interest rate:
Futures and forwards	$353.4	$156.0
Swaps	1,530.3	1,221.5
Options written	179.3	59.5
Options purchased	178.3	66.0

	2,241.3	1,503.0
Foreign Exchange:
Swaps, futures and forwards	554.8	486.2
Options written	30.4	43.0
Options purchased	30.9	43.1
Spot	57.0	39.4

	673.1	611.7
Commodities, equities and precious metals:
Swaps, futures and forwards	41.9	26.4
Options written	8.2	10.3
Options purchased	14.5	15.3

	64.6	52.0
Credit derivatives	760.2	768.5

Total	$3,739.2	$2,935.2

HSBC USA Inc.

10.  Fair Value Option

We report our results to HSBC in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). We have elected to apply fair value option accounting to selected financial instruments in most cases to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply the fair value option (“FVO”) reporting to certain commercial loans including commercial leveraged acquisition finance loans and related unfunded commitments, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

Loans We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of June 30, 2010, commercial leveraged acquisition finance loans held for sale and unfunded commitments of $1.0 billion carried at fair value had an aggregate unpaid principal balance of $1.1 billion. As of December 31, 2009, commercial leveraged acquisition finance loans held for sale and unfunded commitments of $1.1 billion carried at fair value had an aggregate unpaid principal balance of $1.3 billion.

In 2010, we provided foreign currency denominated loans to a third party for which we simultaneously entered into a series of derivative transactions to hedge certain risks associated with these loans. We elected to apply fair value option to these loans which allows us to account for them in a manner which is consistent with how the instruments are managed. At June 30, 2010, these commercial foreign currency denominated loans for which we elected fair value option had a fair value of $543 million and an unpaid principal balance of $540 million.

These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of June 30, 2010 and December 31, 2009, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.

Long-Term Debt (Own Debt Issuances) We elected to apply FVO for fixed rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without meeting the rigorous hedge accounting requirements. We measure the fair value of the debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributable to changes of our own credit risk and interest rates.

Fixed rate debt accounted for under FVO at June 30, 2010 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Fixed rate debt accounted for under FVO at December 31, 2009 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed rate debt elected for FVO is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments We elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of June 30, 2010, interest bearing deposits in domestic offices included $5.8 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $5.8 billion. As of December 31, 2009, interest bearing deposits in domestic offices included $4.2 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $4.2 billion. Long-term debt at June 30, 2010 included structured notes of $3.2 billion accounted for under FVO which had an unpaid principal balance of $3.2 billion. Long-term debt at December 31, 2009 included structured notes of $2.9 billion accounted for under FVO which had an unpaid principal balance of $2.7 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss)

HSBC USA Inc.

related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

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

	Three Months Ended June 30,
	2010				2009
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$2	$(178)	$191	$15	$-	$164	$(232)	$(68)
Credit risk component	(45)	123	23	101	95	(325)	36	(194)

Total mark-to-market on financial instruments designated at fair value	(43)	(55)	214	116	95	(161)	(196)	(262)
Mark-to-market on the related derivatives	(5)	239	(188)	46	-	(299)	181	(118)
Net realized gain (losses) on the related derivatives	-	20	-	20	-	17	6	23

Gain (loss) on instruments designated at fair value and related derivatives	$(48)	$204	$26	$182	$95	$(443)	$(9)	$(357)

	Six Months Ended June 30,
	2010				2009
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$3	$(187)	$17	$(167)	$-	$255	$(243)	$12
Credit risk component	(51)	134	46	129	130	(214)	64	(20)

Total mark-to-market on financial instruments designated at fair value	(48)	(53)	63	(38)	130	41	(179)	(8)
Mark-to-market on the related derivatives	(1)	250	(24)	225	-	(467)	257	(210)
Net realized gain (losses) on the related derivatives	-	41	-	41	-	31	(59)	(28)

Gain (loss) on instruments designated at fair value and related derivatives	$(49)	$238	$39	$228	$130	$(395)	$19	$(246)

HSBC USA Inc.

11.  Income Taxes

The following table presents our effective tax rates.

	2010		2009

	(dollars are in millions)

Three Months Ended June 30,
Statutory federal income tax rate	$148	35.0%	$(106)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	5	1.2	4	1.3
Sale of minority stock interest	-	-	-	-
Valuation allowance on deferred tax assets	(12)	(2.7)	70	23.1
Tax exempt income	(5)	(1.3)	(4)	(1.3)
Low income housing and other tax credits	(22)	(5.2)	(16)	(5.1)
Effects of foreign operations	14	3.3	-	-
Uncertain tax provision	(2)	(.5)	1	.4
State rate change effect on net deferred tax assets	-	-	(1)	(.4)
Other	(2)	(.6)	(1)	(.9)

Effective tax rate	$124	29.2%	$(53)	(17.9)%

Six Months Ended June 30,
Statutory federal income tax rate	$454	35.0%	$(123)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	8	.6	9	2.7
Sale of minority stock interest	-	-	74	21.1
Valuation allowance on deferred tax assets	1	.1	77	21.9
Tax exempt income	(7)	(.5)	(8)	(2.2)
Low income housing and other tax credits	(44)	(3.4)	(31)	(8.8)
Effects of foreign operations	14	1.1	-	-
Uncertain tax provision	20	1.5	(1)	(.3)
IRS Audit Effective Settlement	-	-	(8)	(2.3)
State rate change effect on net deferred tax assets	-	-	1	.3
Other	(2)	(.2)	(2)	(.8)

Effective tax rate	$444	34.2%	$(12)	(3.4)%

The effective tax rate for the three and six months ended June 30, 2010 reflects a substantially higher level of pre-tax income, an increased level of low income housing tax credits, the impact of a planned liquidation of a foreign subsidiary and an adjustment of uncertain tax positions. The effective tax rate for the three and six months ended June 30, 2009 was significantly impacted by the relative level of pre-tax income, the sale of a minority stock interest that was treated as a dividend for tax purposes and the settlement of an IRS audit of our 2004 and 2005 federal income tax returns.

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

HSBC USA Inc.

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

HSBC USA Inc.

HSBC USA Inc. Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, net of both deferred tax liabilities and valuation allowances, totaled $1.0 billion and $1.7 billion as of June 30, 2010 and December 31, 2009 respectively. The decrease in net deferred tax assets is primarily due to the reduction in the allowance for credit losses and a decrease in the overall net unrealized losses on available-for-sale securities.

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

12.  Pensions and Other Post Retirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC USA Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Service cost – benefits earned during the period	$5	$6	$10	$13
Interest cost on projected benefit obligation	16	19	33	37
Expected return on assets	(16)	(12)	(31)	(25)
Recognized losses	9	9	18	18
Amortization of prior service cost	(1)	-	(2)	-

Net periodic pension cost	$13	$22	$28	$43

Pension expense declined in 2010 due to lower service cost and interest cost as a result of reduced headcount. Also contributing to lower pension expense was the recognition of higher returns on plan assets solely due to higher asset levels.

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

The aforementioned changes to the Plan have been accounted for as a negative plan amendment and, therefore, the reduction in our share of HSBC North America’s projected benefit obligation as a result of this decision will be amortized to net periodic pension cost over the future service periods of the affected employees. The changes to the Supplemental Retirement Income Plan have been accounted for as a plan curtailment, which resulted in no significant immediate recognition of income or expense.

HSBC USA Inc.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Service cost – benefits earned during the period	$-	$-	$-	$-
Interest cost	1	2	2	3
Recognized losses	1	-	1	1
Transition amount amortization	-	-	-	(1)

Net periodic postretirement benefit cost	$2	$2	$3	$3

On March 23, 2010, the Patient Protection and Affordable Care Act was enacted and subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Act”). The Act is intended to ensure that more Americans have access to quality, affordable health care insurance with the provisions of the Act being phased in beginning in 2010 and continuing for a number of years. Based on an intensive analysis of the Act, there has been no impact on our consolidated financial statements for the period ended June 30, 2010 as it relates to either our ongoing active employee benefit plans or our postretirement retiree-only medical plans. We have also performed an analysis related to the provisions to be implemented in future periods and based on the Act as currently written, we currently do not believe there will be a material impact to our financial position or results of operation in future periods. Should the provisions of the Act be amended in future periods, the estimated impact to our financial position or results of operations in future periods could change.

13.  Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, purchases and sales of receivables, servicing arrangements, information technology and some centralized services, item and statement processing services, banking and other miscellaneous services. The following tables present related party balances and the income and expense generated by related party transactions:

	June 30, 2010	December 31, 2009

	(in millions)

Assets:
Cash and due from banks	$445	$362
Interest bearing deposits with banks	223	198
Federal funds sold and securities purchased under resale agreements	719	294
Trading assets(1)	17,605	12,811
Loans	1,134	1,476
Other	312	852

Total assets	$20,438	$15,993

Liabilities:
Deposits	$12,209	$9,519
Trading liabilities(1)	19,776	16,848
Short-term borrowings	2,505	446
Other	1,719	1,677

Total liabilities	$36,209	$28,490

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Income/(Expense):
Interest income	$30	$50	$66	$97
Interest expense	(12)	(5)	(22)	(12)

Net interest income	$18	$45	$44	$85

HSBC affiliate income:
Fees and commissions:
HSBC Finance	$2	$3	$4	$6
HSBC Markets (USA) Inc. (“HMUS”)	7	7	10	9
Other HSBC affiliates	25	30	46	41
Fees on transfers of refund anticipation loans to HSBC Finance	-	1	4	11
Other HSBC affiliates income	3	4	9	10

Total affiliate income	$37	$45	$73	$77

Support services from HSBC affiliates:
HSBC Finance	$(165)	$(184)	$(389)	$(373)
HMUS	(57)	(66)	(144)	(137)
HSBC Technology & Services (USA) Inc. (“HTSU”)	(191)	(136)	(363)	(247)
Other HSBC affiliates	(45)	(33)	(80)	(85)

Total support services from HSBC affiliates	$(458)	$(419)	$(976)	$(842)

Stock based compensation expense with HSBC	$(11)	$(15)	$(22)	$(33)

Transactions Conducted with HSBC Finance Corporation In March 2003, HSBC Holdings plc acquired Household International, Inc. (“Household”), the predecessor to HSBC Finance. A stated reason for the acquisition was to bring together HSBC, one of the world’s most successful deposit gatherers, with Household, one of the world’s largest generators of assets. In connection with the acquisition, HSBC also announced its expectation that funding costs for the Household business would be lower as a result of the financial strength and funding diversity of HSBC. As a result, we work with our affiliates under the oversight of HSBC North America to maximize opportunities and efficiencies in HSBC’s operations in the U.S., including the funding efficiencies contemplated at the time of the Household acquisition. The purchases of the private label portfolio, the GM and UP Portfolios and certain auto finance loans from HSBC Finance as discussed in more detail below are indicative of such efficiencies contemplated.

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

HSBC USA Inc.

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

•	In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchase new originations on these credit card receivables. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships and by agreement we purchase on a daily basis all new private label originations from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. Information regarding these loans is summarized in the table below.

The following table summarizes the private label card, private label commercial and closed end loans, credit card (including the GM and UP credit card portfolios), auto finance and real estate secured loans serviced for us by HSBC Finance as well as the daily loans purchased during the three and six months ended June 30, 2010 and 2009:

	Private Label		Credit Cards
		Commercial and	General	Union		Auto	Residential
	Cards	Closed End Loans(1)	Motors	Privilege	Other	Finance	Mortgage	Total

	(in billions)

Loans serviced by HSBC Finance:
June 30, 2010	$12.6	$.5	$4.5	$4.5	$1.9	$-	$1.7	$25.7
December 31, 2009	15.0	.6	5.4	5.3	2.1	2.1	1.8	32.3
Total loans purchased on a daily basis from HSBC Finance during:
Three months ended June 30, 2010	3.4	-	3.5	.8	1.0	-	-	8.7
Three months ended June 30, 2009	3.8	-	3.7	1.0	1.1	-	-	9.6
Six months ended June 30, 2010	6.4	-	6.6	1.5	2.0	-	-	16.5
Six months ended June 30, 2009	7.4	-	7.1	1.8	2.1	-	-	18.4

(1)	Private label commercial are included in other commercial loans and private label closed end loans are included in other consumer loans in Note 4, “Loans.”

Fees paid for servicing these loan portfolios totaled $159 million and $323 million during the three and six months ended June 30, 2010, respectively, compared to $178 million and $360 million during the three and six months ended June 30, 2009, respectively.

•	The GM and UP credit card receivables as well as the private label credit card receivables are purchased from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusting for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price.

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Finance for all North America mortgage customers, including our

HSBC USA Inc.

mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three and six months ended June 30, 2010, we paid $1 million and $2 million, respectively, for services we received from HSBC Finance and received $2 million and $4 million, respectively, for services we provided to HSBC Finance.

•	Support services from HSBC affiliates include charges by HSBC Finance under various service level agreements for loan origination and servicing, including the servicing of the portfolios previously discussed and beginning in 2010, the servicing of certain tax refund anticipation loans as more fully discussed below, as well as other operational and administrative support. Fees paid for these services totaled $165 million and $389 million during the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2009, fees paid for these services totaled $184 million and $373 million, respectively.

•	Our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), are the originating lenders on behalf of HSBC Finance for a federal income tax refund anticipation loan program for clients of a single third party tax preparer which is managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD process applications, fund and subsequently transfer a portion of these loans to HSBC Finance. Prior to 2010, all loans were transferred to HSBC Finance. Beginning in 2010, we began keeping a portion of these loans on our balance sheet and earn a fee. The loans we keep are transferred to HSBC Finance at par only upon reaching a defined delinquency status. We pay HSBC Finance a fee to service the loans we retain on our balance sheet and to assume the credit risk associated with these receivables. HSBC Bank USA and HTCD originated approximately $9.4 billion and $9.0 billion of loans during the six months ended June 30, 2010 and 2009, respectively, of which $3.1 billion and $9.0 billion, respectively, were transferred to HSBC Finance during these periods. During the six months ended June 30, 2010 and 2009, we received fees of $4 million and $11 million, respectively, for the loans we originated and sold to HSBC Finance. Fees earned on the loans retained on balance sheet and fees paid to HSBC Finance for servicing and assuming the credit risk for these loans totaled $65 million and $58 million, respectively, during the six months ended June 30, 2010.

•	Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at June 30, 2010 and December 31, 2009.

•	We extended a secured $1.5 billion uncommitted 364 day credit facility to HSBC Finance in December 2009. There were no balances outstanding at June 30, 2010 and December 31, 2009.

•	We extended a $1.0 billion committed unsecured 364 day credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2009. There were no balances outstanding at June 30, 2010 and December 31, 2009.

•	We service a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.3 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively. The related servicing fee income was $.3 million and $.6 million during the three and six months ended June 30, 2010, respectively, which is included in residential mortgage banking revenue in the consolidated statement of income (loss). During the three and six months ended June 30, 2009, the related servicing fee income totaled $3 million and $5 million, respectively.

Transactions Conducted with HMUS

•	We utilize HSBC Securities (USA) Inc. (“HSI”), a subsidiary of HMUS, for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

•	We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.3 billion at June 30, 2010 and $4.1 billion at December 31, 2009, of which $1.0 billion was outstanding at both

HSBC USA Inc.

June 30, 2010 and December 31, 2009. Interest income on these loans and lines totaled $5 million and $10 million during the three and six months ended June 30, 2010, respectively, compared to $9 million and $20 million during the three and six months ended June 30, 2009, respectively.

Other Transactions with HSBC Affiliates

•	In June 2010, we sold certain securities with a book value of $302 million to HSBC Bank plc and recognized a pre-tax loss of $40 million.

•	HSBC North America extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 28, 2014 with interest due quarterly beginning in November 2009. Interest expense on this note totaled $4 million and $8 million during the three and six month periods ended June 30, 2010, respectively.

•	In March 2009, we sold an equity investment in HSBC Private Bank (Suisse) SA to another HSBC affiliate for cash, resulting in a gain of $33 million.

•	We have an unused line of credit with HSBC Bank plc of $2.5 billion at June 30, 2010 and December 31, 2009.

•	We have an unused line of credit with HSBC North America Inc. (“HNAI”) of $150 million at June 30, 2010 and December 31, 2009.

•	We have extended loans and lines of credit to various other HSBC affiliates totaling $1.0 billion at June 30, 2010 and $1.7 billion at December 31, 2009, of which $15 million and $527 million was outstanding at June 30, 2010 and December 31, 2009, respectively. Interest income on these lines totaled $2 million and $5 million during the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2009, interest income on these lines totaled $3 million and $6 million, respectively.

•	Historically, we have provided support to several HSBC affiliate sponsored asset backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At June 30, 2010 we held $55 million of commercial paper issued by an HSBC affiliate sponsored asset backed commercial paper conduit. At December 31, 2009, no ABCP issued by such conduits was held.

•	We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $762.3 billion and $673.3 billion at June 30, 2010 and December 31, 2009, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $17.6 billion and $12.8 billion at June 30, 2010 and December 31, 2009, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

•	In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (LSS) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HSBC Bank USA by transferring the volatility to the affiliate. The recorded fair value of derivative assets related to these derivative transactions was approximately $51 million and $70 million at June 30, 2010 and December 31, 2009, respectively.

•	Technology and some centralized operational services including human resources, finance, treasury, corporate affairs, compliance, legal, tax and other shared services in North America are centralized within HTSU. Technology related assets and software purchased are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of income (loss).

•	Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 12, “Pension and Other Post-retirement Benefits.”

HSBC USA Inc.

•	Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $11 million and $22 million during the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2009, our share of the expense of these plans totaled $15 million and $33 million, respectively and is included in Salaries and employee benefits in the consolidated statement of income (loss).

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $7 million and $14 million during the three and six months ended June 30, 2010 are included as a component of Support services from HSBC affiliates in the consolidated statement of income (loss). Billing for these services was processed by HTSU.

14.  Regulatory Capital

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	June 30, 2010						December 31, 2009
	Capital		Well-Capitalized		Actual		Capital	Well-Capitalized		Actual
	Amount		Minimum Ratio(1)		Ratio		Amount	Minimum Ratio(1)		Ratio

					(dollars are in millions)

Total capital ratio:
HSBC USA Inc.	$19,488		10.00%		15.35%		$19,087	10.00%		14.19%
HSBC Bank USA	19,982		10.00		15.93		19,532	10.00		14.81
Tier 1 capital ratio:
HSBC USA Inc.	13,691		6.00		10.79	(3)	12,934	6.00		9.61
HSBC Bank USA	14,154		6.00		11.28	(3)	13,354	6.00		10.13
Tier 1 leverage ratio:
HSBC USA Inc.	13,691		3.00	(2)	7.34		12,934	3.00	(2)	7.59
HSBC Bank USA	14,154		5.00		7.71		13,354	5.00		8.07
Risk weighted assets:
HSBC USA Inc.	126,916	(3)					134,553
HSBC Bank USA	125,467	(3)					131,854

(1)	HSBC USA Inc. and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

(3)	Effective January 1, 2010, we began consolidating a commercial paper conduit managed by HSBC Bank USA as a result of adopting new guidance related to the consolidation of variable interest entities as more fully discussed in Note 16, “Variable Interest Entities.” Since we elected to adopt the transition mechanism for Risk Based Capital Requirements, there is no change to the risk weighted assets or the Tier 1 capital ratios for the first two quarters of 2010. Had we fully transitioned to the Risk Based Capital requirements at June 30, 2010, our risk weighted assets would have been higher by approximately $2.4 billion which would not have had a significant impact to our Tier 1 capital ratio.

We did not receive any capital contributions from our immediate parent, HNAI, during the first half of 2010.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of

HSBC USA Inc.

100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During the first half of 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. In 2009, the net book value of such sales totaled $455 million. Capital ratios and amounts at June 30, 2010 and December 31, 2009 in the table above reflect this reporting.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. Continued losses, including losses associated with FVO elections, coupled with bad debt provisions that exceed charge-offs are creating additional deferred tax assets, which could, from time to time, result in such exclusion. We closely monitor the deferred tax assets for potential limitations or exclusions. At June 30, 2010 and December 31, 2009, deferred tax assets of $292 million and $331 million, respectively, were excluded in the computation of regulatory capital.

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

HSBC USA Inc.

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

	IFRSs Consolidated Amounts
				Global			Adjustments/		(2)	(3)	U.S. GAAP
				Banking and			Reconciling		IFRSs	IFRSs	Consolidated
	PFS	CF	CMB	Markets	PB	Other	Items	Total	Adjustments	Reclassifications	Totals

	(in millions)

Three months ended June 30, 2010
Net interest income	$238	$484	$176	$143	$45	$(1)	$(5)	$1,080	$(13)	$66	$1,133
Other operating income	17	36	96	303	35	216	5	708	(114)	146	740

Total operating income (loss)	255	520	272	446	80	215	-	1,788	(127)	212	1,873
Loan impairment charges	29	355	47	(72)	-	(2)	-	357	76	23	456

	226	165	225	518	80	217	-	1,431	(203)	189	1,417
Operating expenses(1)	316	28	171	198	62	13	-	788	16	189	993

Profit (loss) before tax expense	$(90)	$137	$54	$320	$18	$204	$-	$643	$(219)	$-	$424

Balances at end of period:
Total assets	$20,903	$26,199	$15,752	$182,683	$5,051	$18	$-	$250,606	$(63,964)	$(201)	$186,441
Total loans, net	16,464	23,956	14,091	33,934	4,233	-	-	92,678	(1,909)	(20,058)	70,711
Goodwill	876	-	368	497	326	-	-	2,067	580	-	2,647
Total deposits	47,991	47	23,120	35,253	11,324	-	-	117,735	(3,073)	6,901	121,563
Three months ended June 30, 2009
Net interest income	$240	$520	$180	$222	$46	$(2)	$(3)	$1,203	$3	$71	$1,277
Other operating income	43	84	82	288	29	(498)	3	31	449	96	576

Total operating income (loss)	283	604	262	510	75	(500)	-	1,234	452	167	1,853
Loan impairment charges	172	477	90	197	7	-	-	943	169	(45)	1,067

	111	127	172	313	68	(500)	-	291	283	212	786
Operating expenses(1)	335	37	158	236	63	38	-	867	9	212	1,088

Profit (loss) before tax expense	$(224)	$90	$14	$77	$5	$(538)	$-	$(576)	$274	$-	$(302)

Balances at end of period:
Total assets	$22,338	$31,837	$17,954	$172,779	$5,830	$104	$-	$250,842	$(82,409)	$498	$168,931
Total loans, net	17,572	29,547	16,499	26,171	4,617	-	-	94,406	(3,802)	(8,475)	82,129
Goodwill	876	-	368	497	326	-	-	2,067	580	-	2,647
Total deposits	47,632	46	21,639	28,429	10,667	-	-	108,413	(3,620)	3,802	108,595
Six months ended June 30, 2010
Net interest income	$479	$1,007	$364	$285	$91	$(10)	$(13)	$2,203	$46	$84	$2,333
Other operating income	63	53	249	741	69	232	13	1,420	(87)	358	1,691

Total operating income (loss)	542	1,060	613	1,026	160	222	-	3,623	(41)	442	4,024
Loan impairment charges	26	565	48	(148)	(11)	-	-	480	178	9	667

	516	495	565	1,174	171	222	-	3,143	(219)	433	3,357
Operating expenses(1)	587	55	321	407	117	30	-	1,517	109	433	2,059

Profit (loss) before tax expense	$(71)	$440	$244	$767	$54	$192	$-	$1,626	$(328)	$-	$1,298

Six months ended June 30, 2009
Net interest income	$427	$1,049	$356	$454	$88	$-	$(14)	$2,360	$106	$159	$2,625
Other operating income	83	165	163	509	62	(343)	14	653	548	125	1,326

Total operating income (loss)	510	1,214	519	963	150	(343)	-	3,013	654	284	3,951
Loan impairment charges	372	1,031	171	426	4	-	-	2,004	382	(145)	2,241

	138	183	348	537	146	(343)	-	1,009	272	429	1,710
Operating expenses(1)	630	51	312	435	122	52	-	1,602	29	429	2,060

Profit (loss) before tax expense	$(492)	$132	$36	$102	$24	$(395)	$-	$(593)	$243	$-	$(350)

(1)	Expenses for the segments include fully apportioned corporate overhead expenses.

(2)	IFRSs Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(3)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption

HSBC USA Inc.

“Basis of Reporting.” A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net interest income

Effective interest rate – The calculation of effective interest rates under IFRS 39, “Financial Instruments: Recognition and Measurement (“IAS 39”), requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans held for sale which is included in other revenues for IFRSs.

Deferred loan origination costs and fees – Certain loan fees and incremental direct loan costs, which would not have been incurred but for the origination of loans, are deferred and amortized to earnings over the estimated life of the loan under IFRSs. Certain loan fees and direct incremental loan origination costs, including internal costs directly attributable to the origination of loans in addition to direct salaries, are deferred and amortized to earnings under U.S. GAAP.

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

Derivative interest expense Under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain on financial instruments designated at fair value and related derivatives which is a component of other revenues.

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

Loans held for sale – IFRSs requires loans originated with the intent to sell to be classified as trading assets and recorded at their fair market value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income related to receivables held for sale are reported in net interest income or trading revenue. Under U.S. GAAP, the income related to receivables held for sale are reported similarly to loans held for investment.

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

Securities – Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in accumulated other comprehensive income provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will not have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than temporary impairment and the entire decline in value is recognized in earnings. Also under IFRSs, recoveries in other-than-temporary impairment related to improvement in the underlying credit characteristics of the investment are recognized immediately in earnings while under U.S. GAAP, they are amortized to income over the remaining life of the security. There are also other less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

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

HSBC USA Inc.

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

Assets

Customer loans (Loans) – On an IFRSs basis loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP.

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

16.  Variable Interest Entities

On January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board in June 2009 which amends the accounting for the consolidation of variable interest entities (“VIEs”). The new guidance changed the approach for determining the primary beneficiary of a VIE from a quantitative approach focusing on risk and reward to a qualitative approach focusing on (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE. The adoption of the new guidance has resulted in the consolidation of one commercial paper conduit managed by HSBC Bank USA as discussed more fully below. The impact of consolidating this entity beginning on January 1, 2010 resulted in an increase to our assets and liabilities of $3.2 billion and $3.5 billion, respectively, which resulted in a $1 million increase to the opening balance of retained earnings in common shareholder’s equity and a $246 million reduction to the opening balance of other comprehensive income in common shareholder’s equity. Since we elected to adopt the transition mechanism for Risk Based Capital requirements, there was no change to the way we calculate risk weighted assets against the Bryant Park facility for the first half of 2010 and as a result, there is also no impact to our Tier 1 capital ratios at June 30, 2010. Had we fully transitioned to the Risk Based Capital requirements at June 30, 2010, our risk weighted assets would have been higher by approximately $2.4 billion which would not have had a significant impact to our Tier 1 capital ratios. See asset-backed commercial paper conduit portion of the table “Consolidated VIE’s” presented below for additional details of the assets and liabilities relating to this newly consolidated entity.

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

HSBC USA Inc.

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

Consolidated VIEs The following table summarizes the assets and liabilities of our consolidated VIEs as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

		(in millions)

Asset-backed commercial paper conduit:
Held to maturity securities	$1,156	$-	$-	$-
Loans	1,598	-	-	-
Other assets	2	-	-	-
Short-term borrowings	-	3,191	-	-
Other liabilities	-	2	-	-

Subtotal	2,756	3,193	-	-
Securitization vehicles:
Loans	13,355	-	15,953	-
Available-for-sale securities	1,276	-	1,138	-
Other assets	207	-	168	-
Long-term debt	-	2,187	-	2,985
Other liabilities	-	1,009	-	1,283

Subtotal	14,838	3,196	17,259	4,268
Low income housing limited liability partnership:
Other assets	539	-	585	-
Long term debt	-	55	-	55
Other liabilities	-	106	-	135

Subtotal	539	161	585	190

Total	$18,133	$6,550	$17,844	$4,458

HSBC USA Inc.

Asset-Backed Commercial Paper Conduit As discussed in more detail below, we provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits (“ABCP conduits”) sponsored by HSBC affiliates and third parties. These conduits support the financing needs of customers by facilitating the customers’ access to commercial paper markets.

One of these commercial paper conduits otherwise known as Bryant Park Funding LLC (“Bryant Park”), was sponsored, organized and managed to facilitate clients in securing asset-backed financing collateralized by diverse pools of loan and lease receivables or investment securities. Bryant Park funds the purchase of the eligible assets by issuing short-term commercial paper notes to third party investors. One of our affiliates provides a program wide letter of credit enhancement (“PWE”) to support the creditworthiness of the commercial paper issued up to a certain amount. We also entered into a liquidity asset purchase agreement (“LAPA”), to provide liquidity support for the commercial paper notes issued to fund the asset purchases. Prior to the adoption of the new VIE consolidation guidance in 2010, determination of the primary beneficiary was predominantly based on a quantitative risk and reward analysis and, because our affiliate held the PWE that absorbs (receives) a majority of the expected losses (residual returns), the affiliate was considered to be the primary beneficiary. However, under the new guidance adopted January 1, 2010, we are considered to be the primary beneficiary because we have the power to direct the activities of the conduit that most significantly impact its economic performance including a) determining which eligible assets to acquire; b) risk managing the portfolio held; and c) managing the refinancing of commercial paper.

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

Securitization Vehicles We utilize entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transfer certain private label and other credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. As our affiliate is the servicer of the assets of these trusts we performed a detailed analysis and determined that we retain the benefits and risks and are the primary beneficiary of the trusts and, as a result, consolidate them.

At June 30, 2010 and December 31, 2009, the consolidated assets of these trusts were $14.8 billion and $17.3 billion, respectively. Debt securities issued by these VIEs are reported as secured financings in long-term debt. Certain assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general credit.

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

Unconsolidated VIEs We also have variable interests with other VIEs that were not consolidated at June 30, 2010 and December 31, 2009 because we were not the primary beneficiary. The following table provides additional

HSBC USA Inc.

information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of June 30, 2010 and December 31, 2009:

	June 30, 2010				December 31, 2009
	Variable Interests	Variable Interests	Total Assets in	Maximum	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss	VIEs	to Loss

	(in millions)

Asset-backed commercial paper conduits	$-	$-	$13,851	$1,424	$10,485	$5,050
Structured note vehicles	178	122	7,933	960	7,890	569

Total	$178	$122	$21,784	$2,384	$18,375	$5,619

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

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and therefore bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities, other than Bryant Park as discussed above. Credit risk related to the liquidity facilities provided is managed by subjecting them to our normal underwriting and risk management processes. The $1.4 billion maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value. The reduction in amounts outstanding since December 31, 2009 reflects the consolidation of Bryant Park effective January 1, 2010, as more fully described above.

Structured Note Vehicles Our involvement in structured note vehicles includes entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of June 30, 2010, we recorded approximately $169 million of trading assets and $196 million of long-term

HSBC USA Inc.

liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2009, we recorded approximately $169 million of trading assets and $205 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

17.  Guarantee Arrangements, Contingencies and Pledged Assets

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

The following table presents total carrying value and contractual amounts of our major off-balance sheet guarantee arrangements as of June 30, 2010 and December 31, 2009. Following the table is a description of the various arrangements.

	June 30, 2010		December 31, 2009
	Carrying	Notional/Maximum	Carrying	Notional/Maximum
	Value	Exposure to Loss	Value	Exposure to Loss

		(in millions)

Credit derivatives(1)(2)	$(8,076)	$381,699	$(5,751)	$387,225
Financial standby letters of credit, net of participations(3)(4)	-	4,381	-	4,545
Performance (non-financial) guarantees	-	2,994	-	3,100
Liquidity asset purchase agreements(4)		1,424	-	6,791

Total	$(8,076)	$390,498	$(5,751)	$401,661

(1)	Includes $51.9 billion and $57.3 billion issued for the benefit of HSBC affiliates at June 30, 2010 and December 31, 2009, respectively.

(2)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

(3)	Includes $745 million and $774 million issued for the benefit of HSBC affiliates at June 30, 2010 and December 31, 2009, respectively.

(4)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

HSBC USA Inc.

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

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

		(in millions)

Sell-protection credit derivative positions	$(8,076)	$(381,699)	$(5,751)	$(387,225)
Buy-protection credit derivative positions	8,986	378,514	6,693	381,258

Net position(1)	$910	$(3,185)	$942	$(5,967)

(1)	Positions are presented net in the table above to provide a complete analysis of our risk exposure and depict the way we manage our credit derivative portfolio. The offset of the sell-protection credit derivatives against the buy-protection credit derivatives may not be legally binding in the absence of master netting agreements with the same counterparty.

Standby Letters of Credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of June 30, 2010, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.4 billion and $3.0 billion, respectively. As of December 31, 2009, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.5 billion and $3.1 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the fair value of the stand-ready obligation to perform under these guarantees, amounting to $53 million and $48 million at June 30,

HSBC USA Inc.

2010 and December 31, 2009, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $29 million and $27 million at June 30, 2010 and December 31, 2009.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of June 30, 2010 as an indicative proxy of payment risk:

	Average	Credit Ratings of the Obligors or the Transactions
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

		(dollars are in millions)

Sell-protection Credit Derivatives(1)
Single name CDS	3.2	$152,487	$70,722	$223,209
Structured CDS	3.0	75,262	5,338	80,600
Index credit derivatives	3.8	63,546	1,930	65,476
Total return swaps	8.6	12,094	320	12,414

Subtotal		303,389	78,310	381,699
Standby Letters of Credit(2)	1.1	7,080	295	7,375

Total		$310,469	$78,605	$389,074

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

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

A non-investment grade rating of a referenced obligor has a negative impact to the fair value of the credit derivative and increases the likelihood that we will be required to perform under the credit derivative contract. We employ market-based parameters and, where possible, use the observable credit spreads of the referenced obligors as measurement inputs in determining the fair value of the credit derivatives. We believe that such market parameters are more indicative of the current status of payment/performance risk than external ratings by the rating agencies which may not be forward-looking in nature and, as a result, lag behind those market-based indicators.

Written Put Options, Non Credit-Risk Related Guarantees and Indemnity Arrangements:

Liquidity Asset Purchase Agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of June 30, 2010 and December 31, 2009, we have issued $1.4 billion and

HSBC USA Inc.

$6.8 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits. The decline since December 31, 2009 reflects our consolidation of the Bryant Park commercial paper conduit effective January 1, 2010. See Note 16, “Variable Interest Entities” for further information.

Principal Protected Products We structure and sell products that guarantee the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These principal protected products are accounted for on a fair value basis. The notional amounts of these principal protected products were not material as of June 30, 2010 and December 31, 2009. We have not made any payment under the terms of these structured products and we consider the probability of payments under these guarantees to be remote.

Sale of Mortgage Loans We originate and sell mortgage loans to government sponsored entities and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the representations and warranties are breached. Our estimated liability for obligations arising from the breach of representations and warranties was $205 million and $66 million as of June 30, 2010 and December 31, 2009, respectively. The increase from year-end was due to an increase in the reserve for potential repurchase liability exposures related primarily to previously originated mortgages through broker channels.

Visa Covered Litigations We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is earlier. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In July 2009, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited an additional $700 million into the escrow account. As a result, we re-evaluated the contingent liability we have recorded relating to this litigation and reduced our liability by $9 million during 2009. In May 2010, Visa funded an additional $500 million into the escrow account and we reduced our liability by an additional $6 million in the second quarter of 2010. At June 30, 2010, the contingent liability recorded was $19 million.

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

Contingencies In connection with the resolution of ongoing regulatory and governmental examinations and inquiries, it is likely we will be subject to some form of formal enforcement action concerning processes or governance relating to the subject areas, which may include a written agreement or a cease and desist order requiring additional remedial measures and further enhancements to our Bank Secrecy Act and Anti-Money Laundering policies and procedures. If we are found to have violated the law, relevant authorities have the power to

HSBC USA Inc.

impose civil money penalties, fines and other financial penalties. We are unable at this time to determine the terms on which these matters will be resolved, the timing of any formal enforcement action, or the amount of fines or penalties, if any, that may be imposed by the regulators or agencies, and, as a result, no accrual for such costs has been recorded at June 30, 2010.

Pledged Assets Pledged assets included in the consolidated balance sheet are summarized in the following table.

	June 30,	December 31,
	2010	2009

	(in millions)

Interest bearing deposits with banks	$1,431	$1,496
Trading assets(1)	588	708
Securities available-for-sale(2)	14,964	11,416
Securities held to maturity(3)	1,504	457
Loans(4)	4,566	3,933
Other assets(5)	4,890	6,459

Total	$27,943	$24,469

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

(2)	Securities available-for-sale are primarily pledged against various short-term and long-term borrowings.

(3)	Securities held to maturity include federal home loan bank collateral at June 30, 2010 and December 31, 2009, as well as the investment securities of a consolidated asset backed commercial paper conduit at June 30, 2010 that collateralize the conduit’s outstanding commercial paper.

(4)	Loans are primarily private label card and other credit card receivables pledged against long-term secured borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank. At June 30, 2010 loans also include the loans of a consolidated asset backed commercial paper conduit that collateralize the conduit’s outstanding commercial paper.

(5)	Other assets primarily represent cash on deposit with non-banks related to derivative collateral support agreements.

18.  Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are disorderly, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Transfers between leveling categories are recognized at the end of each reporting period.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of June 30, 2010
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance

			(in millions)

Assets:
Trading Securities:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$727	$126	$-	$853	$-	$853
Collateralized debt obligations	-	-	791	791	-	791
Asset-backed securities:
Residential mortgages	-	45	560	605	-	605
Home equity	-	-	32	32	-	32
Student loans	-	5	-	5	-	5
Other	-	4	13	17	-	17
Corporate and other domestic debt securities	-	750	717	1,467	-	1,467
Debt Securities issued by foreign entities:
Corporate	-	311	197	508	-	508
Government	-	430	-	430	-	430
Equity securities	-	28	19	47	-	47
Precious metals trading	-	16,388	-	16,388	-	16,388
Derivatives(2):
Interest rate contracts	210	35,990	-	36,200	-	36,200
Foreign exchange contracts	4	14,578	277	14,859	-	14,859
Equity contracts	3	1,377	44	1,424	-	1,424
Precious metals contracts	9	725	-	734	-	734
Credit contracts	-	14,411	2,875	17,286	-	17,286
Other	5	5	12	22	-	22
Derivatives netting	-	-	-	-	(61,930)	(61,930)

Total derivatives	231	67,086	3,208	70,525	(61,930)	8,595
Securities available-for-sale:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	12,485	17,138	-	29,623	-	29,623
Obligations of U.S. states and political subdivisions	-	627	-	627	-	627
Asset-backed securities:
Residential mortgages	-	23	274	297	-	297
Commercial mortgages	-	575	10	585	-	585
Home equity	-	172	220	392	-	392
Auto	-	14	7	21	-	21
Student loans	-	17	13	30	-	30
Other	-	20	87	107	-	107
Corporate and other domestic debt securities	-	700	-	700	-	700
Debt Securities issued by foreign entities:
Corporate	-	514	-	514	-	514
Government	-	2,656	-	2,656	-	2,656
Equity securities	-	1,402	-	1,402	-	1,402
Loans(3)	-	1,501	11	1,512	-	1,512
Intangible(4)	-	-	317	317	-	317

Total assets	$13,443	$110,532	$6,476	$130,451	$(61,930)	$68,521

Liabilities:
Deposits in domestic offices(5)	$-	$3,398	$2,381	$5,779	$-	$5,779
Trading liabilities, excluding derivatives	1,499	3,160	-	4,659	-	4,659
Derivatives(2):
Interest rate contracts	114	36,555	-	36,669	-	36,669
Foreign exchange contracts	26	14,234	280	14,540	-	14,540
Equity contracts	-	1,375	185	1,560	-	1,560
Precious metals contracts	46	984	-	1,030	-	1,030
Credit contracts	-	15,937	1,235	17,172	-	17,172
Other	-	1	-	1	-	1
Derivatives netting	-	-	-	-	(64,192)	(64,192)

Total derivatives	186	69,086	1,700	70,972	(64,192)	6,780
Long-term debt(6)	-	4,682	201	4,883	-	4,883

Total liabilities	$1,685	$80,326	$4,282	$86,293	$(64,192)	$22,101

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2009
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance

			(in millions)

Assets:
Trading Securities:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$615	$50	$-	$665	$-	$665
Residential mortgage-backed securities	-	129	821	950	-	950
Collateralized debt obligations	-	-	831	831	-	831
Other asset-backed securities	-	9	25	34	-	34
Corporate and other domestic debt securities	-	792	1,202	1,994	-	1,994
Debt Securities issued by foreign entities	-	213	196	409	-	409
Equity securities	-	436	21	457	-	457
Precious metals trading	-	12,256	-	12,256	-	12,256
Derivatives(2)	129	58,391	3,074	61,594	(52,763)	8,831
Securities available-for-sale:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	9,291	10,639	3	19,933	-	19,933
Obligations of U.S. states and political subdivisions	-	749	-	749	-	749
Residential mortgage-backed securities	-	350	515	865	-	865
Commercial mortgage-backed securities	-	558	8	566	-	566
Other asset-backed securities	-	273	217	490	-	490
Corporate and other domestic debt securities	-	864	-	864	-	864
Debt Securities issued by foreign entities	-	3,076	-	3,076	-	3,076
Equity securities	-	1,263	-	1,263	-	1,263
Loans(3)	-	1,122	4	1,126	-	1,126
Intangible(4)	-	-	450	450	-	450

Total assets	$10,035	$91,170	$7,367	$108,572	$(52,763)	$55,809

Liabilities:
Deposits in domestic offices(5)	$-	$2,589	$1,643	$4,232	$-	$4,232
Trading liabilities, excluding derivatives	34	2,653	-	2,687	-	2,687
Derivatives(2)	213	60,639	1,781	62,633	(57,214)	5,419
Long-term debt(6)	-	4,149	419	4,568	-	4,568

Total liabilities	$247	$70,030	$3,843	$74,120	$(57,214)	$16,906

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes trading derivative assets of $8.0 billion and $8.2 billion and trading derivative liabilities of $6.2 billion and $5.3 billion as of June 30, 2010 and December 31, 2009, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 6, “Loans Held for Sale,” for further information.

(4)	Represents residential mortgage servicing rights. See Note 7, “Intangible Assets,” for further information on residential mortgage servicing rights.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

Significant Transfers into/out of Levels 1 and 2 There were no significant transfers between levels 1 and 2 for the three and six months ended June 30, 2010.

Information on Level 3 Assets and Liabilities The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2010 and 2009. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the

HSBC USA Inc.

information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	April 1,	Revenue	Other	Comprehensive				Into	Out of	Jun. 30	Unrealized
	2010	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2010	Gains (Losses)

					(in millions)

Assets:
Trading assets, excluding derivatives
Collateralized debt obligations	$755	$(106)	$-	$-	$154	$-	$(12)	$-	$-	$791	$(101)
Asset-backed securities:
Residential mortgages	826	29	-	-	35	-	(330)	-	-	560	16
Commercial mortgages	-	-	-	-	-	-	-	-	-	-	-
Home equity	25	27	-	-	-	-	(25)	8	(3)	32	1
Other	-	-	-	-	-	-	-	13	-	13	-
Corporate and other domestic debt securities	644	6	-	-	70	-	(3)	-	-	717	6
Debt Securities issued by foreign entities:
Corporate	222	(25)	-	-	-	-	-	-	-	197	(25)
Equity securities	19	-	-	-	-	-	-	-	-	19	-
Foreign exchange contracts	(119)	(10)	-	-	-	(3)	129	-	-	(3)	-
Equity contracts	50	(126)	-	-	-	-	(56)	(18)	9	(141)	(147)
Credit contracts	1,344	331	-	-	-	-	(20)	-	(15)	1,640	181
Other	2	-	10	-	-	-	-	-	-	12	10
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	-	-	-	-	-	-	-	-	-	-	-
Asset-backed securities:
Residential mortgages	529	-	-	(1)	-	-	(266)	12	-	274	(3)
Commercial mortgages	8	-	-	2	-	-	-	-	-	10	2
Home equity	215	-	-	11	-	-	(7)	1	-	220	9
Auto	29	-	-	-	-	-	(22)	-	-	7	-
Student loans	12	-	-	1	-	-	-	-	-	13	1
Other	-	-	-	-	-	-	-	87	-	87	-
Loans(3)	12	-	(1)	-	-	-	-	-	-	11	(1)
Other assets, excluding derivatives(4)	444	-	(108)	-	-	-	(19)	-	-	317	(108)

Total assets	$5,017	$126	$(99)	$13	$259	$(3)	$(631)	$103	$(9)	$4,776	$(159)

Liabilities:
Deposits in domestic offices	$(1,940)	$94	$-	$-	$-	$(624)	$73	$(168)	$184	$(2,381)	$117
Long-term debt	(604)	40	-	-	-	(12)	50	(37)	362	(201)	12

Total liabilities	$(2,544)	$134	$-	$-	$-	$(636)	$123	$(205)	$546	$(2,582)	$129

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)			Net	Transfers
		Trading		Other	Purchases	Into or		Current Period
	April 1,	(Loss)	Other	Comprehensive	Issuances and	Out	June 30,	Unrealized
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives
Residential mortgage-backed securities	$510	$(10)	$-	$-	$(25)	$102	$577	$(49)
Collateralized debt obligations	594	(279)	-	-	363	-	678	(81)
Other asset-backed securities	28	1	-	-	(6)	9	32	1
Corporate and other domestic debt securities	527	165	-	-	(1)	318	1,009	162
Debt Securities issued by foreign entities	77	61	-	-	-	-	138	61
Equity securities	144	(113)	-	-	(6)	1	26	(113)
Precious metals	-	-	-	-	-	-	-	-
Derivatives, net(2)	4,687	(1,538)	(12)	-	(37)	9	3,109	(2,265)
Securities available-for-sale
U.S. Treasury, U.S. Government agencies and sponsored enterprises	-	-	-	-	-	3	3	-
Obligations of U.S. states and political subdivisions	2	-	-	-	-	(2)	-	-
Residential mortgage-backed securities	333	-	-	19	(28)	(6)	318	3
Commercial mortgage-backed securities	5	-	-	-	-	-	5	-
Collateralized debt obligations	-	-	-	-	-	-	-	-
Other asset-backed securities	256	-	-	53	(38)	(32)	239	45
Loans(3)	155	-	11	-	(38)	-	128	8
Other assets, excluding derivatives(4)	313	-	84	-	37	-	434	89

Total Assets	$7,631	$(1,713)	$83	$72	$221	$402	$6,696	$(2,139)

Liabilities:
Deposits in domestic offices	$(404)	$-	$(4)	$-	$(314)	$2	$(720)	$(3)
Long term debt	(82)	-	(11)	-	(125)	2	(216)	(10)

Total liabilities	$(486)	$-	$(15)	$-	$(439)	$4	$(936)	$(13)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	Jan. 1,	Revenue	Other	Comprehensive				Into	Out of	Jun. 30	Unrealized
	2010	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2010	Gains (Losses)

					(in millions)

Assets:
Trading assets, excluding derivatives
Collateralized debt obligations	$832	$(38)	$-	$-	$235	$-	$(238)	$-	$-	$791	$(95)
Asset-backed securities:
Residential mortgages	817	79	-	-	54	-	(411)	21	-	560	20
Commercial mortgages	4	(4)	-	-	-	-	-	-	-	-	-
Home equity	24	(48)	-	-	215	-	(163)	7	(3)	32	4
Other	-	-	-	-	-	-	-	13	-	13	-
Corporate and other domestic debt securities	1,202	(26)	-	-	96	-	(371)	-	(184)	717	21
Debt Securities issued by foreign entities:
Corporate	195	1	-	-	-	-	1	-	-	197	1
Equity securities	21	(1)	-	-	-	-	(1)	-	-	19	(1)
Foreign exchange contracts	(95)	(34)	-	-	-	(3)	129	-	-	(3)	-
Equity contracts	81	(44)	-	-	-	-	(112)	(75)	9	(141)	(114)
Credit contracts	1,311	150	-	-	-	-	(90)	218	51	1,640	(14)
Other	(3)	-	16	-	-	-	(1)	-	-	12	12
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3	-	-	-	-	-	-	-	(3)	-	-
Asset-backed securities:
Residential mortgages	515	-	-	15	-	-	(337)	85	(4)	274	4
Commercial mortgages	8	-	-	3	-	-	(1)	-	-	10	3
Home equity	175	-	-	56	-	-	(11)	-	-	220	52
Auto	43	-	-	-	-	-	(36)	-	-	7	-
Student loans	-	-	-	1	-	-	-	12	-	13	1
Other	-	-	-	-	-	-	-	87	-	87	-
Loans(3)	4	-	-	-	-	-	(1)	11	(3)	11	-
Other assets, excluding derivatives(4)	450	-	(87)	-	-	-	(46)	-	-	317	(87)

Total assets	$5,587	$35	$(71)	$75	$600	$(3)	$(1,689)	$379	$(137)	$4,776	$(193)

Liabilities:
Deposits in domestic offices	$(1,643)	$22	$-	$-	$-	$(934)	$148	$(164)	$190	$(2,381)	$67
Long-term debt	(419)	28	-	-	-	(221)	79	(37)	369	(201)	12

Total liabilities	$(2,062)	$50	$-	$-	$-	$(1,155)	$227	$(201)	$559	$(2,582)	$79

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)			Net	Transfers
		Trading		Other	Purchases	Into or		Current Period
	January 1,	(Loss)	Other	Comprehensive	Issuances and	Out	June 30,	Unrealized
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives
Residential mortgage-backed securities	$475	$(51)	$-	$-	$(5)	$158	$577	$(88)
Collateralized debt obligations	668	(338)	-	-	348	-	678	(133)
Other asset-backed securities	36	(6)	-	-	(7)	9	32	(5)
Corporate and other domestic debt securities	480	170	-	-	14	345	1,009	166
Debt Securities issued by foreign entities	87	52	-	-	(1)	-	138	52
Equity securities	147	(94)	-	-	(28)	1	26	(94)
Precious metals	-	-	-	-	-	-	-	-
Derivatives, net(2)	5,283	(2,098)	(13)	-	(17)	(46)	3,109	(2,471)
Securities available-for-sale
U.S. Treasury, U.S. Government agencies and sponsored enterprises	-	-	-	-	-	3	3	-
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-	-	-
Residential mortgage-backed securities	164	-	-	9	(40)	185	318	(6)
Commercial mortgage-backed securities	-	-	-	-	-	5	5	-
Collateralized debt obligations	-	-	-	-	-	-	-	-
Other asset-backed securities	307	-	-	17	(63)	(22)	239	7
Loans(3)	136	-	11	-	(19)	-	128	8
Other assets, excluding derivatives(4)	333	-	36	-	65	-	434	61

Total Assets	$8,116	$(2,365)	$34	$26	$247	$638	$6,696	$(2,503)

Liabilities:
Deposits in domestic offices	$(234)	$-	$6	$(500)	$8	$-	$(720)	$7
Long term debt	(57)	-	(12)	(151)	4	-	(216)	(14)

Total liabilities	$(291)	$-	$(6)	$(651)	$12	$-	$(936)	$(7)

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $3.2 billion and $5.1 billion and derivative liabilities of $1.7 billion and $2.0 billion at June 30, 2010 and 2009, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. See Note 7, “Intangible Assets,” for additional information.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2010 and June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements as				(Losses) For the	(Losses) For the
	of June 30, 2010				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2010	June 30, 2010

			(in millions)

Residential mortgage loans held for sale(1)	$-	$16	$501	$517	$(27)	$(32)
Other consumer loans held for sale(1)	-	-	28	28	-	-
Impaired loans(2)	-	-	377	377	19	32
Real estate owned(3)	-	82	-	82	2	6
Repossessed vehicles(3)	-	4	-	4	-	-
Commercial loans held for sale	-	23	-	23	-	-
Held to maturity asset-backed securities held by consolidated VIE(4)	-	127	128	255	2	(3)
Building held for use	-	-	15	15	-	-

Total assets at fair value on a non-recurring basis	$-	$252	$1,049	$1,301	$(4)	$3

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements as				(Losses) For the	(Losses) For the
	of June 30, 2009				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2009	June 30, 2009

			(in millions)

Residential mortgage loans held for sale(1)	$-	$290	$990	$1,280	$(66)	$(159)
Auto finance loans held for sale(1)	-	-	288	288	-	-
Other consumer loans held for sale(1)	-	-	45	45	-	-
Impaired loans(2)	-	-	198	198	10	27
Real estate owned(3)	-	75	-	75	1	2
Repossessed vehicles(3)	-	5	-	5	-	-
Building held for use	-	-	15	15	(20)	(20)

Total assets at fair value on a non-recurring basis	$-	$370	$1,536	$1,906	$(75)	$(150)

(1)	As of June 30, 2010 and 2009, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents impaired commercial loans. Certain commercial loans have undergone troubled debt restructurings and are considered impaired. As a matter of practical expedient, we measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these commercial loans are classified as a Level 3 fair value measurement within the fair value hierarchy.

HSBC USA Inc.

(3)	Real estate owned and repossessed vehicles are required to be reported on the balance sheet net of transaction costs. The real estate owned and repossessed vehicle amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(4)	Represents held to maturity securities which were held at fair value at June 30, 2010. See Note 16, “Variable Interest Entities” for additional information.

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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

		(in millions)

Financial assets:
Short-term financial assets	$17,706	$17,706	$24,094	$24,094
Federal funds sold and securities purchased under resale agreements	15,490	15,490	1,046	1,046
Non-derivative trading assets	21,144	21,144	17,596	17,596
Derivatives	8,595	8,595	8,831	8,831
Securities	40,674	40,874	30,568	30,686
Commercial loans, net of allowance for credit losses	28,804	29,135	29,366	29,298
Commercial loans designated under fair value option and held for sale	1,554	1,554	1,126	1,126
Consumer loans, net of allowance for credit losses	41,907	36,834	46,262	41,877
Consumer loans held for sale:
Residential mortgages	985	1,001	1,386	1,389
Auto finance	-	-	353	353
Other consumer	28	28	43	43
Financial liabilities:
Short-term financial liabilities	$18,954	$18,954	$11,121	$11,121
Deposits:
Without fixed maturities	112,064	112,064	106,890	106,890
Fixed maturities	3,720	3,730	7,215	7,259
Deposits designated under fair value option	5,779	5,779	4,232	4,232
Non-derivative trading liabilities	4,659	4,659	2,687	2,687
Derivatives	6,780	6,780	5,419	5,419
Long-term debt	12,868	13,133	13,440	13,693
Long-term debt designated under fair value option	4,883	4,883	4,568	4,568

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the deteriorating economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from

HSBC USA Inc.

our intrinsic value. The estimated fair values at June 30, 2010 and December 31, 2009 reflect these market conditions.

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

•	Mortgage Loans Held for Sale – Certain residential mortgage loans are classified as held for sale and are recorded at the lower of cost or fair value. As of June 30, 2010, the fair value of these loans is below their amortized cost. The fair value of these mortgage loans is determined based on the valuation information observed in alternative exit markets, such as the whole loan market, adjusted for portfolio specific factors. These factors include the location of the collateral, the loan-to-value ratio, the estimated rate and timing of default, the probability of default or foreclosure and loss severity if foreclosure does occur.

•	Leveraged Loans – We record leveraged loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources is used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows, adjusted for the probability of default and estimated recoveries where applicable, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the loan specific attributes and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

•	Commercial Loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and the borrower’s credit risk, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and our own estimate of liquidity premium.

•	Commercial impaired loans – Fair value is determined based on the pricing quotes obtained from an independent third party appraisal.

•	Consumer Loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, among other things, value estimates from an HSBC affiliate which reflect over-the-counter trading

HSBC USA Inc.

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

Lending-related Commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $53 million and $48 million at June 30, 2010 and December 31, 2009, respectively.

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

Securities – Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security classes:

•	U.S. Treasury, U.S. Government agency issued or guaranteed and Obligations of U.S. state and political subdivisions – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. Government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined primarily based on pricing information obtained from pricing services and is verified by internal review processes.

•	Asset-backed securities, including collateralized debt obligations – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral.

HSBC USA Inc.

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:

Trading asset-backed securities and related collateral:

		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

		(in millions)

AAA -A	Residential mortgages	$4	$-	$41	$80	$-	$339	$464
	Home equity	-	-	-	13	-	-	13
	Student loans	-	-	5	-	-	-	5
	Other	-	-	-	-	-	-	-

	Total AAA -A	4	-	46	93	-	339	482
BBB -B	Residential mortgages	-	-	-	65	-	-	65
	Home equity	-	-	-	3	-	2	5

	Total BBB -B	-	-	-	68	-	2	70
CCC-Unrated	Residential mortgages	-	-	-	76	-	-	76
	Home equity	-	-	-	14	-	-	14
	Other	-	-	4	13	-	-	17

	Total CCC -Unrated	-	-	4	103	-	-	107

		$4	$-	$50	$264	$-	$341	$659

Trading collateralized debt obligations and related collateral:

Rating of Securities:	Collateral Type:	Level 3

		(in millions)

AAA -A	Commercial mortgages	$-
	Corporate loans	-
	Other	-

	Total AAA -A	-
BBB -B	Commercial mortgages	167
	Corporate loans	342
	Other	160

	Total BBB -B	669
CCC -Unrated	Commercial mortgages	52
	Corporate loans	-
	Residential mortgages	7
	Other	63

	Total CCC -Unrated	122

		$791

HSBC USA Inc.

Available-for-sale securities backed by collateral:

		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

				(in millions)

AAA -A	Residential mortgages	$-	$-	$23	$66	$-	$-	$89
	Commercial mortgages	-	-	575	10	-	-	585
	Home equity	-	-	172	1	-	3	176
	Student loans	-	-	17	13	-	-	30
	Auto	-	-	14	-	-	-	14
	Other	-	-	20	87	-	-	107

	Total AAA -A	-	-	821	177	-	3	1,001
BBB -B	Residential mortgages	-	30	-	124	-	-	154
	Home equity	-	-	-	129	-	-	129
	Auto	-	-	-	7	-	-	7

	Total BBB -B	-	30	-	260	-	-	290
CCC -Unrated	Residential mortgages	-	-	-	54	-	-	54
	Home equity	-	-	-	87	-	-	87

	Total CCC -Unrated	-	-	-	141	-	-	141

		$-	$30	$821	$578	$-	$3	$1,432

•	Other domestic debt and foreign debt securities (corporate and government) – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. For mutual fund investments, we receive monthly statements from the investment manager with the estimated fair value.

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

Derivatives traded on an exchange are valued using quoted prices. OTC derivatives, which comprise a majority of derivative contract positions, are valued using valuation techniques. The fair value for the majority of our derivative instruments are determined based on internally developed models that utilize independently corroborated market

HSBC USA Inc.

parameters, including interest rate yield curves, option volatilities, and currency rates. For complex or long-dated derivative products where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about, among other things, the timing of cash flows and credit spreads. The fair values of certain structured derivative products are sensitive to unobservable inputs such as default correlations of the referenced credit and volatilities of embedded options. These estimates are susceptible to significant change in future periods as market conditions change.

Significant inputs related to derivative classes are broken down as follows:

•	Credit Derivatives – Use credit default curves and recovery rates which are generally provided by broker quotes and various pricing services. Certain credit derivatives may also use correlation inputs in their model valuation. Correlation is derived using market quotes from brokers and various pricing services.

•	Interest Rate Derivatives – Swaps use interest rate curves based on currency that are actively quoted by brokers and other pricing services. Options will also use volatility inputs which are also quoted in the broker market.

•	Foreign Exchange (“FX”) Derivatives – FX transactions use spot and forward FX rates which are quoted in the broker market.

•	Equity Derivatives – Use listed equity security pricing and implied volatilities from equity traded options position.

•	Precious Metal Derivative – spot and forward metal rates which are quoted in the broker market.

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

Real Estate Owned – Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. The carrying value is further reduced, if necessary, on a quarterly basis to reflect observable local market data including local area sales data.

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

HSBC USA Inc.

measurement date. The market spreads for structured notes are generally lower than the credit spreads observed for plain vanilla debt or in the credit default swap market.

Long-term Debt – We elected to apply fair value option to certain own debt issuances for which fair value hedge accounting otherwise would have been applied. These own debt issuances elected under FVO are traded in secondary markets and, as such, the fair value is determined based on observed prices for the specific instrument. The observed market price of these instruments reflects the effect of our own credit spreads. The credit spreads applied to these instruments were derived from the spreads recognized in the secondary market for similar debt as of the measurement date.

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

19.  Restructuring Activities

In June 2010, we decided that the wholesale banknotes business within our Global Banking and Markets segment does not fit with our core strategy in the U.S. and, therefore, made the decision to exit this business. This business, which has been managed out of the United States with operations in key locations worldwide, arranges for the physical distribution of banknotes globally to central banks, large commercial banks and currency exchanges. The discontinuation of this business will allow us to focus strategic attention on our core businesses. As a result of this decision, we currently estimate that our revenues would be reduced by approximately $110 million and our operating expenses would be reduced by approximately $40 million on an annualized basis. We expect to incur closure costs of approximately $17 million, primarily related to termination and other employee benefit costs, of which $13 million was recorded in the second quarter of 2010.

HSBC USA Inc.

20.  New Accounting Pronouncements

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

Accounting for consolidation of variable interest entities In June 2009, the FASB issued guidance which amends the accounting rules related to the consolidation of variable interest entities (“VIEs”). The guidance changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model based on control and economics. Effective January 1, 2010, certain VIEs which are not consolidated currently will be required to be consolidated. Under this new guidance, we consolidated one asset-backed commercial paper conduit where we provide substantially all of the liquidity facilities and have the ability to direct most significant activities. The impact of consolidating this entity on January 1, 2010 resulted in an increase to our assets and liabilities of approximately $3.2 billion and $3.5 billion, respectively, which resulted in a decrease to the opening balance of common shareholder’s equity which was recorded as an increase to retained earnings of $1 million and a reduction to other comprehensive income of $246 million. Since we elected to adopt the transition mechanism for Risk Based Capital Requirements, there was no change to the way we calculate risk weighted assets against the liquidity facilities of the above mentioned asset-backed commercial paper conduit for the first half of 2010. There is also, therefore, no impact to our Tier 1 capital ratios for the first half of 2010. Had we fully transitioned to the Risk Based Capital requirements at June 30, 2010, our risk weighted assets would have been higher by approximately $2.4 billion which would not have had a significant impact to our Tier 1 capital ratios. See Note 16, “Variable Interest Entities” in these consolidated financial statements for additional information.

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

Subsequent Events In February 2010, the FASB amended certain recognition and disclosure requirements for subsequent events. The guidance clarifies an entity that is an SEC filer is required to evaluate subsequent events through the date the financial statements are issued and in all other cases through the date the financial statements are available to be issued. The guidance eliminates the requirement to disclose the date through which subsequent events are evaluated for an SEC filer. The guidance was effective upon issuance. Adoption did not have an impact on our financial position or results of operations.

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

Derivatives and Hedging In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in

HSBC USA Inc.

interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification did not have a material impact to our financial position or results of operations.

Insurance In April 2010, the FASB issued an update to clarify that any separate account interests held for the benefit of policy holders should not be considered to be insurer’s interest for assessing the investment for consolidation. It also clarifies a separate account arrangement should be considered a subsidiary for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate. Further, an insurer is not required to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the stand-alone financial statements of the separate account. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted with retrospective application to all prior periods upon the date of adoption.

Loan Modification In April 2010, the FASB issued an update affecting accounting for loan modifications for those loans that are acquired with deteriorated credit quality and are accounted for on a pool basis. It clarifies that the modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The new guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. This update will not have any impact on our financial position or results of operations.

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

Current Environment During the first half of 2010, economic conditions in the United States continued to improve, although the pace of improvement began to show signs of slowing during the second quarter. Liquidity has returned to the financial markets for most sources of funding except for mortgage securitization and earlier in the year companies were able to issue debt with credit spreads approaching levels historically seen prior to the crisis, despite the expiration of some of the U.S. government’s support programs. However, European sovereign debt fears triggered by Greece in May 2010 have translated into increased borrowing costs in the U.S. during the second quarter of 2010. In addition, the prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base. While housing prices have stabilized in many markets and have begun to recover in others, the first-time homebuyer tax credit as well as low interest rates attributable to government monetary policy actions have been the main stabilizing forces improving home sales and reducing home inventories. Improved market conditions have also resulted in recovery during the first half of 2010 of some of the valuation losses previously recorded on several asset classes during 2008 and into 2009. How sustainable these improvements will be in the absence of these government actions remains to be seen.

The job market also continued to improve in the first half of 2010, as the economy began to add jobs in March which continued into the second quarter. Despite improving job creation, U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.5 percent in June 2010, a decrease of 20 basis points during the quarter and 50 basis points since December 2009. However, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 18 states are greater than the U.S. national average and unemployment rates in 6 states are at or above 11 percent while in New York, where approximately 32 percent of our loan portfolio is concentrated, unemployment remained lower than the national average at 8.2 percent. High unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, volatility experienced by the credit markets including the possibility the recent European sovereign debt crisis will spread and trends in corporate earnings will

HSBC USA Inc.

continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing markets remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Although consumer confidence has improved from the levels seen early in 2009, it remains relatively low on a historical basis. Weak consumer fundamentals including declines in wage income, reduced consumer spending, declines in wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with general economic weakness and the impact of recent and proposed regulatory changes will continue to impact our results in 2010, the degree of which is largely dependent upon the nature and timing of the economic recovery.

Financial Regulatory Reform On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law. This legislation is a sweeping overhaul of the financial regulatory system. The new law is comprehensive and includes many provisions specifically relevant to our business and the business of our affiliates. For instance, over a transition period from 2013 to 2015, the Federal Reserve Board will apply more stringent capital and risk management requirements on bank holding companies such as HSBC North America, which will require a minimum leverage ratio of five percent and a total capital ratio of ten percent. The legislation also phases out the use of preferred securities for capital treatment by bank holding companies, which may negatively impact our capital ratios.

In order to preserve financial stability in the industry, the legislation has created the Financial Stability Oversight Council which may take certain actions, including precluding mergers, restricting financial products offered, restricting or terminating activities or imposing conditions on activities or requiring the sale or transfer of assets, against any bank holding company with assets greater than $50 billion that is found to pose a grave threat to financial stability. Large bank holding companies such as HSBC North America, will also be required to file resolution plans and identify how insured bank subsidiaries are adequately protected from risk of other affiliates. The Federal Reserve Board will also adopt a series of increased supervisory standards to be followed by large bank holding companies. Additionally, activities of bank holding companies, such as the ability to acquire U.S. banks or to engage in non-banking activities, will be more directly tied to examination ratings of “well-managed” and “well capitalized.” There are also provisions in the Act which relate to executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.

In relation to requirements for bank transactions with affiliates, the legislation extends current quantitative limits on credit transactions to now additionally include credit exposure related to repurchase agreements, derivatives and securities lending transactions. This provision may limit the use of intercompany transactions between HSBC Bank USA and its affiliates which impacts our current funding strategies.

The legislation has numerous provisions addressing derivatives. There is the imposition of comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default swaps, as well as limits on FDIC-insured banks’ OTC derivatives activities. Most of the significant provisions are to be implemented within two to three years of the enactment of the legislation. There is also the requirement for the use of mandatory derivative clearing houses and exchanges, which will significantly change the overall derivatives market industry.

The “Volcker Rule” in the legislation restricts the extent to which a bank or bank holding company can engage in proprietary trading activities, including ownership of hedge funds and private equity funds. These provisions will have limited impact on us.

The legislation also provides for an increase in FDIC insurance assessments on FDIC insured banks such as HSBC Bank USA. The FDIC reserve ratio has been increased from 1.15 to 1.35, with the target of 1.35 to be reached by 2020. The assessment methodology will be revised to a methodology based on assets. This shift will have financial implications for all FDIC-insured banks.

HSBC USA Inc.

The legislation has created the Consumer Financial Protection Bureau (the “CFPB”). The CFPB will be a new independent bureau within the Federal Reserve Board and will act as a single primary Federal consumer protection supervisor to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. The CFPB has the authority to issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers.

The legislation codifies the current standard of federal preemption with respect to national banks. However, preemption no longer extends to national banks’ operating subsidiaries, the Office of the Comptroller of the Currency (“OCC”) is limited to the extent in which it can make preemption decisions, and when subject to judicial review, the OCC’s preemptive decisions must be supported by “substantial evidence” that they comply with the preemptive standard. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state regulations. It is too early to determine how far reaching and deeply the limitations on federal preemption will impact our business and our competitors’ businesses.

The legislation contains many other consumer related provisions including provisions addressing mortgage reform. In the area of mortgage origination, there is the elimination of stated income loans and a requirement to apply a net tangible benefit test for all refinancing transactions. There are also numerous revised servicing requirements for mortgage loans.

The legislation will have a significant impact on the operations of many financial institutions in the U.S., including HSBC USA Inc., HSBC Bank USA and HSBC Securities (USA) Inc. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to our operations and financial results at this time.

Performance, Developments and Trends Our net income was $300 million and $854 million during the three and six months ended June 30, 2010, respectively, compared to a net loss of $249 million and $338 million during the three and six months ended June 30, 2009, respectively. Income before taxes was $424 million and $1.3 billion during the three and six months ended June 30, 2010, respectively, compared to a loss before taxes of $302 million and $350 million during the corresponding three and six months ended June 30, 2009, respectively. Our results in both periods were impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option and other non-recurring items in certain periods which distort the ability of investors to compare the underlying performance trends of our business. The following table summarizes the collective impact of these items on our income (loss) before income tax for the three and six months ended June 30, 2010 and 2009:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30
	2010	2009	2010	2009

		(in millions)

Income (loss) before income tax, as reported	$424	$(302)	$1,298	$(350)
Change in value of our own fair value option debt and related derivatives	(204)	443	(238)	395
Gain on sale of MasterCard Class B or Visa Class B Shares	-	(48)	-	(48)
Gain relating to resolution of lawsuit(1)	-	-	(5)	(85)
Gain on sale of equity interest in Wells Fargo HSBC Trade Bank	-	-	(66)	-
Revenue associated with whole loan purchase settlement(2)	-	-	(89)	-
Gain on sale of equity interest in HSBC Private Bank (Suisse) S.A.	-	-	-	(33)

Income (loss) before income tax, excluding above items(3)	$220	$93	$900	$(121)

HSBC USA Inc.

(1)	The proceeds of the resolution of this lawsuit in 2009 were used to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares. The proceeds received in 2010 represent the final judgment.

(2)	Represents loans previously purchased for resale from a third party.

(3)	Represents a non-U.S. GAAP financial measure.

Our overall results for the three and six months ended June 30, 2010 improved significantly as higher other revenues, lower provisions for credit losses and lower operating expenses were partially offset by lower net interest income. During 2010, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $537 million in subprime residential mortgage loans previously held for sale and continued reductions in monoline counterparty exposures.

Other revenues improved during the three and six months ended June 30, 2010, driven by significantly higher gains on instruments designated at fair value and related derivatives and, in the six month period, higher trading revenue. During the six months ended June 30, 2009, we experienced significant reductions in other revenues, largely lower trading revenue associated with credit derivative products due to the adverse financial market conditions which existed at that time. Improved market conditions in 2010 and reduced outstanding exposure have resulted in a reduction in some of these valuation losses. A summary of the significant valuation adjustments associated with market disruptions that impacted revenue for the three and six months ended June 30, 2010 and 2009 are presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2010	2009	2010	2009

		(in millions)

Gains (Losses)
Insurance monoline structured credit products	$17	$6	$73	$(158)
Other structured credit products	9	(15)	46	(220)
Mortgage whole loans held for sale, including whole loan purchase settlement (predominantly subprime)	(17)	(68)	60	(154)
Other than temporary impairment on securities available-for-sale and held-to-maturity	(13)	(20)	(41)	(58)
Leverage acquisition finance loans held for sale	(50)	95	(51)	130

Total	$(54)	$(2)	$87	$(460)

Other revenues during the three and six months ended June 30, 2010 and 2009 also reflect several non-recurring items as presented in the table on the previous page as well as the impact of the changes in value of our own debt and related derivatives for which we elected fair value option. Excluding the impact of all these items, other revenue decreased $435 million and $262 million during the three and six month periods ended June 30, 2010 due primarily to lower credit card fees, lower mortgage banking revenue and lower securities gains, partially offset in the six month period by higher trading revenue. Lower credit card fees were due to lower levels of credit card and private label receivables, changes in customer behavior, and lower delinquency levels as well as the recent implementation of certain provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“CARD Act”) which resulted in lower over limit and payment processing fees. The lower mortgage banking revenue in both periods was driven by an increase in our estimated exposure on repurchase obligations associated with previously sold loans. Securities gains were lower as the prior year periods reflect gains of $236 million on the sale of securities in the second quarter of 2009 as part of a strategy to reduce risk.

Net interest income was $1.1 billion and $2.3 billion during the three and six months ended June 30, 2010, respectively, compared to $1.3 billion and $2.6 billion in the year-ago periods. The decrease in both periods reflects the impact of a higher mix of lower yielding interest earning assets including higher levels of average interest bearing deposits with banks as well as Fed funds sold and securities purchased under agreements to resell, lower

HSBC USA Inc.

average loan balances and rates earned on these balances as well as significantly lower rates earned on securities due to the aforementioned sales in 2009 to reduce prepayment risk and risk-weighted asset levels. These reductions were partially offset by commercial loan repricings and repricing initiatives on private label cards and credit cards as well as a lower cost of funds.

Our provision for credit losses decreased $611 million and $1.6 billion during the three and six months ended June 30, 2010, respectively, as compared to the year-ago periods as loan balances declined, economic and credit conditions improved, including lower dollars of delinquency since year-end in part due to seasonality and continued stabilization in the housing markets. These conditions have resulted in improved outlook on future loss estimates for our credit card and private label receivables as well as for our residential mortgage loan portfolio as compared with the prior year periods. Provision for credit losses in both periods also decreased for both loans and loan commitments in the commercial loan portfolio due to lower outstanding balances including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Also contributing to the decrease were fewer customer downgrades across all business lines compared to the prior year periods. The combination of all of these factors has led to an overall net recovery in provision for commercial loans during the six months ended June 30, 2010. Given the nature of the factors driving the reduction in commercial loan provision during both periods, the provision levels recognized in the first half of 2010 should not be considered indicative of provision levels during the remainder of the year.

The market turmoil experienced over the past couple of years has created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and control credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements at June 30, 2010.

Operating expenses totaled $993 million and $2.1 billion during the three and six months ended June 30, 2010, a decrease of $95 million and $1 million, respectively compared to the corresponding prior year periods. The decreases in both periods resulted from lower salaries and employee benefit expense which reflect the centralization of additional shared services in North America within HTSU as well as continued cost management efforts, lower marketing expenses and significantly lower FDIC assessment fees, as the year-ago periods included a $82 million special assessment recorded in the second quarter of 2009. These decreases were partially offset by higher fees paid to HTSU and other affiliates due to the centralization of additional shared services across North America. In the six month period, these decreases were largely offset by higher fees paid to HSBC Finance related to a change in how the refund anticipation loan program is managed.

Our efficiency ratio was 52.99 percent for the three months ended June 30, 2010 compared to 58.75 percent in the prior year quarter. Our efficiency ratio was 51.17 percent for the six months ended June 30, 2010 compared to 52.16 percent in the year-ago period. The improvement in both periods in the efficiency ratio resulted primarily from higher other revenues and lower operating expenses, partially offset by decreased net interest income.

Our effective tax rate was 29.2 percent for the three months ended June 30, 2010 compared to 17.9 percent in the prior year quarter. Our effective tax rate was 34.2 percent for the six months ended June 30, 2010 compared to 3.4 percent in the year-ago period. The effective tax rate for the three and six months ended June 30, 2010 reflects a substantially higher level of pre-tax income, an increased level of low income housing tax credits, the impact of a planned liquidation of a foreign subsidiary and an adjustment of uncertain tax positions. The effective tax rate for the three and six months ended June 30, 2009 was significantly impacted by the relative level of pre-tax income, the sale of a minority stock interest that was treated as a dividend for tax purposes and the settlement of an IRS audit of our 2004 and 2005 federal income tax returns.

In October 2009, we announced that we had agreed to sell our 452 Fifth Avenue property in New York City, including the 1W. 39th Street building, for $330 million in cash. Under the terms of the deal, we will lease back the entire 452 Fifth Avenue building for one year and floors one to eleven for a total of 10 years. The transaction closed

HSBC USA Inc.

in April 2010. The sale will result in a gain of approximately $155 million; however, it will be deferred and recognized over ten years due to our continuing involvement. The headquarters of HSBC Bank USA remains in New York.

The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended		Ended
	June 30, 2010		June 30, 2010

	(dollars are in millions)

Net income (loss)	$300	$(249)	$854	$(338)

Rate of return on average :
Total assets	.63%	(.58)%	.92%	(.38)%
Total common shareholder’s equity	7.87	(8.83)	11.72	(6.23)
Net interest margin to average earning assets	2.78	3.40	2.89	3.43
Efficiency ratio	52.99	58.75	51.17	52.16
Commercial loan net charge-off ratio(1)	1.07	.87	1.18	.71
Consumer loan net charge-off ratio(1)	5.83	5.34	6.14	4.42

	June 30,	December 31,
	2010	2009

	(dollars are in millions)

Loans:
Commercial loans	$29,502	$30,304
Consumer loans	44,159	49,185

Total loans	$73,661	$79,489

Loans held for sale	$2,567	$2,908

Commercial allowance as a percent of loans(1)	2.37%	3.10%
Commercial two-months-and-over contractual delinquency	2.11	3.04
Consumer allowance as a percent of loans(1)	5.10	5.94
Consumer two-months-and-over contractual delinquency	5.37	5.97
Loan-to-deposits ratio(2)	85.11	94.36
Total shareholders’ equity to total assets	8.80	8.87
Total capital to risk weighted assets	15.35	14.19
Tier 1 capital to risk weighted assets	10.79	9.61

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of loss reserves, as a percentage of domestic deposits less certificate of deposits equal to or greater than $100 thousand.

Loans excluding loans held for sale were $73.7 billion and $79.5 billion at June 30, 2010 and December 31, 2009, respectively. The decrease in loans as compared to December 31, 2009 was driven by run-off in all of our consumer portfolios. We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises and to allow the existing on-balance sheet portfolio to run-off. The decline in credit card and private label receivables reflects fewer active customer accounts, the continued impact from actions previously taken to reduce risk in these portfolios, seasonal paydowns in credit card balances since December 31, 2009 and an increased focus by customers to reduce outstanding credit card debt. Commercial loans also decreased compared to year-end due to increased paydowns and managed reductions in certain exposures, partially offset by the adoption of new

HSBC USA Inc.

accounting guidance on the consolidation of variable interest entities which resulted in the consolidation of an incremental $1.6 billion of commercial loans at June 30, 2010. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

In July 2010, we agreed in principle to sell our auto finance loan portfolio, with an outstanding principal balance of $1.3 billion at June 30, 2010, and other related assets to an unaffiliated third party for approximately $1.3 billion in cash. As a result of this transaction, we anticipate that we will recognize a small gain during the third quarter of 2010.

Credit Quality Our allowance for credit losses as a percentage of total loans decreased at June 30, 2010 as compared to December 31, 2009. The decrease in our allowance ratio reflects a lower allowance on all of our consumer loan portfolios due to lower outstanding balances and improved credit quality due to lower delinquency levels and improvement in economic conditions. Our commercial loan allowance for credit losses ratio also fell as economic conditions and related credit quality began to stabilize and our future loss estimates improved.

Consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) for consumer loans decreased to 5.37 percent at June 30, 2010 compared to 5.97 percent at December 31, 2009. Dollars of delinquency fell across all consumer portfolios during the six months ended June 30, 2010, while outstanding loan balances also declined. The decrease in the delinquency ratio since December 31, 2009 was driven largely by our residential mortgage, private label card and credit card portfolios, including the sale of $215 million of delinquent subprime mortgage whole loans during the second quarter of 2010. See “Credit Quality” in this MD&A for a more detailed discussion of the decrease in the delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) for the three months ended June 30, 2010 increased compared to the prior year quarter driven largely by higher credit card charge-offs as charge-off levels in 2009 were positively impacted by the purchase of the GM and UP portfolios, a portion of which was recorded at fair value, net of anticipated future losses at the time of acquisition. Excluding credit card receivables, we experienced lower dollars of charge-off in all loan categories during the second quarter of 2010 driven by lower receivable levels and improved credit quality. These favorable trends were partially offset by the impact from continued weakness in the U.S. economy including continued high unemployment levels and portfolio seasoning, as the higher levels of delinquency reported in prior periods continue to migrate to charge-off. Lower average outstanding loan balances as discussed above have also contributed to the increase in our charge-off ratio. See “Credit Quality” in this MD&A for a more detailed discussion of the net charge-off ratio.

Funding and Capital Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 10.79 percent and 9.61 percent at June 30, 2010 and December 31, 2009, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received no capital contributions from our immediate parent, HNAI during the first half of 2010 as compared to $2.2 billion during the first half of 2009.

As part of the regulatory approvals with respect to the affiliate receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During the first half of 2010, HSBC Bank USA sold low quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce this capital requirement. Capital ratios and amounts at June 30, 2010 and December 31, 2009 in the table above reflect this revised regulatory reporting. At June 30, 2010 and December 31, 2009, we have exceeded the minimum ratios required.

Subject to regulatory approval, HSBC North America will be required to adopt Basel II provisions no later than April 1, 2011. HSBC USA will not report separately under the new rules, but HSBC Bank USA will report under the

HSBC USA Inc.

new rules on a stand-alone basis. Whether any increase in regulatory capital will be required prior to the Basel II adoption date will depend upon our prevailing risk profile. Adoption must be preceded by a parallel run period of at least four quarters, and requires the approval of U.S. regulators. This parallel run, which was initiated in January 2010, encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. HSBC Bank USA will seek regulatory approval for adoption when the program enhancements have been completed which may extend beyond April 1, 2011.

As of June 30, 2010, there are no pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.

Income Before Income Tax Expense – Significant Trends Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

			Six Months
	Three Months Ended		Ended
	June 30,		June 30
	2010	2009	2010	2009

		(in millions)

Income (loss) before income tax from prior year	$(302)	$(292)	$(350)	$(734)
Increase (decrease) in income before income tax attributable to:
Balance sheet management activities(1)	(207)	169	(419)	530
Trading revenue (loss)(2)	(25)	268	333	824
Credit card fees(3)	(93)	134	(217)	261
Loans held for sale(4)	52	59	215	90
Residential mortgage banking related revenue(5)	(139)	50	(241)	82
Gain (loss) on own debt designated at fair value and related derivatives(6)	647	(372)	633	(485)
Gain (loss) on instruments at fair value and related derivatives, excluding own debt(6)	(108)	63	(159)	230
Provision for credit losses(7)	611	(461)	1,574	(1,137)
All other activity(8)	(12)	80	(71)	(11)

Income (loss) before income tax for current period	$424	$(302)	$1,298	$(350)

(1)	Balance sheet management activities are comprised primarily of net interest income and gains on sales of investments, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment see the caption “Business Segments” section of this MD&A.

(2)	For additional discussion regarding trading revenue (losses), see the caption “Results of Operations” in this MD&A.

(3)	For additional discussion regarding credit card fees, see the caption “Results of Operations” in this MD&A.

(4)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Revenue” in this MD&A.

(5)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in this MD&A.

(6)	For additional discussion regarding fair value option and fair value measurement, see Note 10, “Fair Value Option,” in the accompanying consolidated financial statements.

(7)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in this MD&A.

(8)	Represents other core banking activities.

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

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2010	2009	2010	2009

	(in millions)

Net income (loss) – U.S. GAAP basis	$300	$(249)	$854	$(338)
Adjustments, net of tax:
Unquoted equity securities	-	(27)	-	(20)
Reclassification of financial assets	31	(159)	21	(146)
Securities	59	(14)	93	(108)
Derivatives	1	4	3	5
Loan impairment	2	2	9	7
Property	31	3	32	5
Pension costs	4	7	61	14
Purchased loan portfolios	(1)	44	(27)	73
Servicing assets	5	1	6	10
Return of capital	-	(55)	(3)	(55)
Interest recognition	-	1	-	-
Other	12	(8)	23	(7)

Net profit (loss) – IFRSs basis	444	(450)	1,072	(560)
Tax benefit (expense) – IFRSs basis	(199)	126	(554)	33

Profit (loss) before tax – IFRSs basis	$643	$(576)	$1,626	$(593)

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

HSBC USA Inc.

Securities – Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in accumulated other comprehensive income provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will not have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire decline in value is recognized in earnings. Also under IFRSs, recoveries in other-than-temporary impairment related to improvement in the underlying credit characteristics of the investment are recognized immediately in earnings while under U.S. GAAP, they are amortized to income over the remaining life of the security. There are also less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

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

Property – Under IFRSs, the value of property held for own use reflects revaluation surpluses recorded prior to January 1, 2004. Consequently, the values of certain tangible fixed assets and shareholders’ equity are lower under U.S. GAAP than under IFRSs. There is a correspondingly lower depreciation charge and higher net income as well as higher gains (or smaller losses) on the disposal of fixed assets under U.S. GAAP. For investment properties, net income under U.S. GAAP does not reflect the unrealized gain or loss recorded under IFRSs for the period.

Additionally, the sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010 resulted in the recognition of a gain under IFRSs while under US GAAP, such gain is deferred and recognized over ten years due to our continuing involvement.

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

HSBC USA Inc.

adjustments charged against current earnings. Under U.S. GAAP, we generally record servicing assets on the balance sheet at fair value. Subsequent adjustments to fair value are generally reflected in current period earnings.

Return of capital – In 2010 and 2009, this includes the recognition of $3 million and $55 million, respectively, relating to the payment to CT Financial Services, Inc. in connection with the resolution of a lawsuit which for IFRS was treated as the satisfaction of a liability and not as revenue and a subsequent capital transaction as was the case under U.S. GAAP.

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

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at June 30, 2010 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	June 30,	March 31, 2010		December 31, 2009
	2010	Amount	%	Amount	%

		(dollars are in millions)

Period end assets:
Short-term investments	$32,285	$(5,367)	(14.3)%	$7,971	32.8%
Loans, net	70,711	(1,363)	(1.9)	(4,917)	(6.5)
Loans held for sale	2,567	(41)	(1.6)	(341)	(11.7)
Trading assets	29,148	4,933	20.4	3,333	12.9
Securities	40,674	2,987	7.9	10,106	33.1
Other assets	11,056	(1,756)	(13.7)	(790)	(6.7)

	$186,441	$(607)	(.3)%	$15,362	9.0%

Funding sources:
Total deposits	$121,563	$(3,248)	(2.6)%	$3,226	2.7%
Trading liabilities	10,877	773	7.7	2,867	35.8
Short-term borrowings	16,033	4,492	38.9	9,521	100+
All other liabilities	3,817	(3,811)	(50.0)	(1,218)	(24.2)
Long-term debt	17,751	417	2.4	(257)	(1.4)
Shareholders’ equity	16,400	770	4.9	1,223	8.1

	$186,441	$(607)	(.3)%	$15,362	9.0%

Short-Term Investments Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. Balances will fluctuate from period to period depending upon our liquidity position at the time.

HSBC USA Inc.

Loans, Net Loan balances at June 30, 2010 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	June 30,	March 31, 2010		December 31, 2009
	2010	Amount	%	Amount	%

		(dollars are in millions)

Total commercial loans	$29,502	$(132)	(.4)%	$(802)	(2.6)%
Consumer loans:
Residential mortgages, excluding home equity mortgages	13,566	54	.4	(156)	(1.1)
Home equity mortgages	3,972	(74)	(1.8)	(192)	(4.6)

Total residential mortgages	17,538	(20)	(.1)	(348)	(1.9)
Auto finance	1,279	(174)	(12.0)	(422)	(24.8)
Private label	12,747	(719)	(5.3)	(2,344)	(15.5)
Credit Card	11,274	(542)	(4.6)	(1,774)	(13.6)
Other consumer	1,321	(50)	(3.6)	(138)	(9.5)

Total consumer loans	44,159	(1,505)	(3.3)	(5,026)	(10.2)

Total loans	73,661	(1,637)	(2.2)	(5,828)	(7.3)
Allowance for credit losses	2,950	(274)	(8.5)	(911)	(23.6)

Loans, net	$70,711	$(1,363)	(1.9)%	$(4,917)	(6.5)%

Commercial loans decreased as compared to March 31, 2010 and December 31, 2009. Commercial loan balances at June 30, 2010 and March 31, 2010 reflect the implementation of new accounting guidance relating to the consolidation of variable interest entities (“VIEs”) which resulted in an incremental $1.6 billion and $1.5 billion of commercial loans being recorded on our balance sheet. Excluding this impact, commercial loan balances decreased $207 million and $2.4 billion as compared to March 31, 2010 and December 31, 2009 due to increased paydowns and managed reductions in certain exposures, including higher underwriting standards and lower overall demand from our core customer base.

Residential mortgage loans have decreased as compared to March 31, 2010 and December 31, 2009. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we sell a majority of our new residential loan originations through the secondary markets and have allowed the existing loan portfolio to run off, resulting in reductions in loan balances. The decreases were partially offset by increases to the portfolio associated with originations targeted at our Premier customer relationships.

As previously discussed, real estate markets in a large portion of the United States have been and continue to be affected by stagnation or declines in property values. As a result, the loan-to-value (“LTV”) ratios for our mortgage loan portfolio have generally deteriorated since origination. Refreshed loan-to-value ratios for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale, are presented in the table below. The trend in these ratios reflects the continued stabilization in the housing markets in recent months.

HSBC USA Inc.

	Refreshed LTVs(1)(2)		Refreshed LTVs(1)(2)
	at June 30, 2010		at December 31, 2009
	First	Second	First	Second
	Lien	Lien	Lien	Lien

LTV<80%	71.4%	62.2%	71.5%	62.8%
80%≤LTV<90%	13.7	14.0	14.3	14.9
90%≤LTV<100%	7.8	10.3	7.7	9.5
LTV≥100%	7.1	13.5	6.5	12.8
Average LTV for portfolio	68.4	74.5	68.1	74.2

(1)	Refreshed LTVs for first liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date. Refreshed LTVs for second liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)	Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of March 31, 2010 and September 30, 2009, respectively.

Credit card and private label receivable balances decreased compared to both the prior quarter and year end due to fewer active customer accounts, the continued impact from actions previously taken to mitigate risk including tighter underwriting criteria to lower the risk profile of the portfolio, an increased focus by customers to reduce outstanding credit card debt and, as it relates to the private label portfolio, the exit of certain merchant relationships. The decline in balances since December 31, 2009 also reflects seasonal paydowns in credit card balances.

Auto finance loans continue to decrease due to run-off of the portfolio purchased from HSBC Finance and the continued run-off of our indirect auto financing loans which we no longer originate.

Other consumer loans have decreased primarily due to the discontinuation of originations of student loans and run-off of our installment loan portfolio.

Loans Held for Sale Loans held for sale at June 30, 2010 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	June 30,	March 31, 2010		December 31, 2009
	2010	Amount	%	Amount	%

		(dollars are in millions)

Total commercial loans	$1,554	$103	7.1%	$428	38.0%
Consumer loans:
Residential mortgages	985	(144)	(12.8)	(401)	(28.9)
Auto Finance	-	-	-	(353)	(100.0)
Other consumer	28	-	-	(15)	(34.9)

Total consumer loans	1,013	(144)	(12.5)	(769)	(43.1)

Total loans held for sale	$2,567	$(41)	(1.6)%	$(341)	(11.7)%

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $1.0 billion, $1.0 billion and $1.1 billion at June 30, 2010, March 31, 2010 and December 31, 2009, respectively, all

HSBC USA Inc.

of which are recorded at fair value. Commercial loan balances under this program decreased compared to March 31, 2010 and December 31, 2009 due to loan sales. In 2010, we provided foreign currency denominated loans to a third party which are classified as commercial loans held for sale and for which we elected to apply fair value option. The fair value of commercial loans held for sale under this program was $543 million and $419 million at June 30, 2010 and March 31, 2010, respectively. See Note 10, “Fair Value Option” for further information.

Residential mortgage loans held for sale include subprime residential mortgage loans of $478 million, $734 million and $757 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively, that were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retain the servicing rights in relation to these mortgages upon sale. Balances have declined throughout 2010 largely due to sales, partially offset by improved valuations as discussed below. During the second quarter of 2010, we sold subprime residential mortgage loans with a book value of $215 million to unaffiliated third parties.

Auto finance loans held for sale at December 31, 2009 were sold to HSBC Finance during the first quarter of 2010 to facilitate the completion of a loan sale by HSBC Finance to a third party.

Other consumer loans held for sale consist of student loans which we no longer originate. Balances at June 30, 2010 and March 31, 2010 reflect the sale of a portion of these loans in the first quarter of 2010.

Loans held for sale are recorded at the lower of cost or market value. While the book value of loans held for sale continued to exceed fair value at June 30, 2010, we experienced a decrease in the valuation allowance during the six months ended June 30, 2010 primarily due to lower balances including loan sales and reduced volatility in the U.S. residential mortgage markets.

Trading Assets and Liabilities Trading assets and liabilities balances at June 30, 2010 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	June 30,	March 31, 2010		December 31, 2009
	2010	Amount	%	Amount	%

		(dollars are in millions)

Trading assets:
Securities(1)	$4,756	$(236)	(4.7)%	$(584)	(10.9)%
Precious metals	16,388	4,561	38.6	4,132	33.7
Fair value of derivatives	8,004	608	8.2	(215)	(2.6)

	$29,148	$4,933	20.4%	$3,333	12.9%

Trading liabilities:
Securities sold, not yet purchased	$1,519	$417	37.8%	$1,388	100+ %
Payable for precious metals	3,140	(618)	(16.4)	584	22.8
Fair value of derivatives	6,218	974	18.6	895	16.8

	$10,877	$773	7.7%	$2,867	35.8%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

Securities balances at June 30, 2010 decreased from both March 31, 2010 and December 31, 2009 due to lower security levels primarily from security sales. Securities sold, not yet purchased increased in both periods due to an increase in Treasury positions related to hedges in the trading portfolio.

HSBC USA Inc.

Higher precious metals trading assets at June 30, 2010 as compared to both March 31, 2010 and December 31, 2009 were primarily due to higher prices on most metals and higher gold inventory. Increased payables for precious metals from December 31, 2009 was due to higher gold balances while the decline from March 31, 2010 was largely due to a decline in both silver and gold balances.

Derivative assets and liabilities balances as compared to December 31, 2009 were impacted by market volatility as valuations of foreign exchange, interest rate and credit derivatives all reduced from spread tightening in all sectors. Also, credit derivative levels continued to decrease as we actively sought to reduce exposure. These trends were partially offset since March 31, 2010 as spreads widened.

Deposits Deposit balances by major depositor categories at June 30, 2010 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	June 30,	March 31, 2010		December 31, 2009
	2010	Amount	%	Amount	%

		(dollars are in millions)

Individuals, partnerships and corporations	$100,770	$(1,667)	(1.6)%	$2,363	2.4%
Domestic and foreign banks	13,543	(2,166)	(13.8)	(6)	-
U.S. Government, states and political subdivisions	4,087	(203)	(4.7)	(327)	(7.4)
Foreign governments and official institutions	3,163	788	33.2	1,196	60.8

Total deposits	$121,563	$(3,248)	(2.6)%	$3,226	2.7%

Total core deposits(1)	$86,094	$2,643	3.2%	$2,867	3.4%

(1)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Consistent with the regulatory definition, core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be a key source of funding during the first half of 2010. Deposits at June 30, 2010 decreased compared to March 31, 2010, primarily due to reduced deposits from banks and affiliates. Deposits increased 2.7 percent since December 31, 2009 due largely to higher deposits from affiliates as well as growth in branch-based deposit products driven primarily by our Premier and branch expansion strategies and continued growth in the online savings product. Given our overall liquidity position, we continue to manage down low margin wholesale deposits in order to maximize profitability. Our relative liquidity strength has also allowed us to lower rates to be in line with our competition on several low margin deposit products. Core domestic deposits, which are the substantial source of our core liquidity, increased during the first half of 2010 driven by continuing growth in our Premier balances, along with some seasonal increases in institutional transaction account balances.

We maintain a growth strategy for our core retail banking business, which includes building deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•	HSBC Premier, HSBC’s global banking service that offers internationally minded mass affluent customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager. Total Premier deposits have grown to $28.2 billion at June 30, 2010 as compared to $25.1 billion at March 31, 2010 and $23.6 billion at December 31, 2009;

•	Retail branch expansion in existing and new geographic markets to largely support the needs of our internationally minded customers. During the first half of 2010, we opened four new branches in the states of California and Virginia; and

•	Driving cross-sell through closer alignment across all lines of business.

HSBC USA Inc.

Short-Term Borrowings Increased balances at June 30, 2010 as compared to December 31, 2009 reflect increased levels of securities sold under agreements to repurchase and higher precious metals borrowings. The increase as compared to December 31, 2009 also reflects higher commercial paper balances due to the consolidation of the Bryant Park commercial paper conduit as a result of adopting new VIE accounting guidance effective January 1, 2010.

Long-Term Debt Long-term debt has continued to trend lower in 2010 as we continue to focus on deposit gathering activities. Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $77 million and $253 million during the three and six months ended June 30, 2010. Total debt outstanding under this program was $3.6 billion and $3.5 billion at June 30, 2010 and December 31, 2009, respectively.

Incremental long-term debt borrowings from our shelf registration statement with the Securities and Exchange Commission totaled $454 million and $957 million during the three and six months ended June 30, 2010, respectively, compared to $733 million and $1,368 million during the year-ago periods. Total long term debt outstanding under this shelf was $6.0 billion and $5.5 billion at June 30, 2010 and December 31, 2009, respectively.

Borrowings from the Federal Home Loan Bank (“FHLB”) totaled $1.0 billion at both June 30, 2010 and December 31, 2009. At June 30, 2010, we had the ability to access further borrowings of up to $2.0 billion based on the amount pledged as collateral with the FHLB.

In January 2009 as part of the purchase of the GM and UP Portfolio from HSBC Finance, we assumed $6.1 billion of securities backed by credit card receivables which were accounted for as secured financings. Borrowings under these facilities totaled $2.2 billion and $2.5 billion at June 30, 2010 and December 31, 2009, respectively.

We have entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of certain of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and the debt of these VIEs. As mentioned above, on January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board which amends accounting rules relating to the consolidation of VIEs. Application of this new guidance has resulted in the consolidation of one additional VIE and, therefore, the consolidated debt of VIE’s we now report is greater than that reported in previous periods. Debt obligations of VIEs totaling $3.2 billion and $2.2 billion were included in short-term borrowings and long-term debt at June 30, 2010. Debt obligations of VIEs totaling $3.0 billion were included in long-term debt at December 31, 2009. See Note 16, “Variable Interest Entities” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

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

The significant components of net interest margin are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Yield on total earning assets	3.56%	4.71%	3.69%	4.82%
Rate paid on interest bearing liabilities	.94	1.59	.96	1.67

Interest rate spread	2.62	3.12	2.73	3.15
Benefit from net non-interest earning or paying funds	.16	.28	.16	.28

Net interest margin to earning assets(1)	2.78%	3.40%	2.89%	3.43%

(1)	Selected financial ratios are defined in the Glossary of Terms in our 2009 Form 10-K.

HSBC USA Inc.

Significant trends affecting the comparability of 2010 and 2009 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
		Interest Rate		Interest Rate
	Amount	Spread	Amount	Spread

		(dollars are in millions)

Net interest income/interest rate spread from prior year	$1,283	3.12%	$2,637	3.15%
Increase (decrease) in net interest income associated with:
Trading related activities	(34)		(58)
Balance sheet management activities(1)	(19)		(124)
Private label credit card portfolio	(35)		(37)
Credit card portfolio	(43)		(63)
Commercial loans	(66)		(101)
Deposits	24		38
Residential mortgage banking	(15)		(25)
Other activity	43		76

Net interest income/interest rate spread for current year	$1,138	2.62%	$2,343	2.73%

(1)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading Related Activities Net interest income for trading related activities decreased during the three and six months ended June 30, 2010 due primarily to lower balances on interest earning trading assets, such as trading bonds, which was partially offset by lower cost of funds.

Balance Sheet Management Activities Lower net interest income from balance sheet management activities during the three and six months ended June 30, 2010 was due primarily to the sale of securities in 2009 and the re-investment of proceeds into lower margin securities, partially offset by positions taken in expectation of lower short-term rates.

Private Label Credit Card Portfolio Net interest income on private label credit card receivables was lower during the three and six months ended June 30, 2010 as a result of higher premium amortization, lower average balances outstanding and lower receivable levels at penalty pricing, partially offset by lower funding costs and repricing initiatives.

Credit Card Portfolios Lower net interest income on credit card receivables during the current periods primarily reflects lower average balances outstanding and lower receivable levels at penalty pricing and for the six month period higher premium amortization, partially offset by higher spreads driven by lower funding costs and repricing initiatives.

Commercial Loans Net interest income on commercial loans was lower during the three and six months ended June 30, 2010 due primarily to lower loan balances, partially offset by loan repricing, lower levels of non-performing loans and lower funding costs.

Deposits Higher Higher net interest income on deposits during both periods is due primarily to spread expansion on core banking activities in the Personal Financial Services and Commercial Banking business segments. These segments continue to be affected by falling interest rates and growth in customer deposits in higher yielding deposit products, such as online savings and premier investor accounts, but this has been offset by pricing initiatives and an overall slightly less competitive retail market.

HSBC USA Inc.

Residential mortgage banking During the three and six months ended June 30, 2010, lower net interest income resulted from lower average residential loan outstandings partially offset by lower funding costs. Lower average residential loans outstanding resulted in part from the sale of approximately $.5 billion of prime adjustable and fixed rate residential mortgages since June 30, 2009.

Other Activity Higher net interest income from other activity was primarily due to lower interest expense related to long term debt and higher net interest income related to interest bearing deposits with banks. This was partially offset by lower net interest income on auto finance receivables.

Provision for Credit Losses The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase (Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Commercial	$9	$166	$(157)	(94.6)%

Consumer:
Residential mortgages, excluding home equity mortgages	10	97	(87)	(89.7)
Home equity mortgages	6	66	(60)	(90.9)
Private label card receivables	198	310	(112)	(36.1)
Credit card receivables	215	366	(151)	(41.3)
Auto finance	10	40	(30)	(75.0)
Other consumer	8	22	(14)	(63.6)

Total consumer	447	901	(454)	(50.4)

Total provision for credit losses	$456	$1,067	$(611)	(57.3)%

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Commercial	$(64)	$314	$(378)	(100+ )%

Consumer:
Residential mortgages, excluding home equity mortgages	(9)	259	(268)	(100+ )
Home equity mortgages	(15)	87	(102)	(100+ )
Private label card receivables	307	709	(402)	(56.7)
Credit card receivables	405	759	(354)	(46.6)
Auto finance	35	65	(30)	(46.2)
Other consumer	8	48	(40)	(83.3)

Total consumer	731	1,927	(1,196)	(62.1)

Total provision for credit losses	$667	$2,241	$(1,574)	(70.2)%

Our credit loss reserves decreased during the three months ended June 30, 2010 as the provision for credit losses was $278 million lower than net charge-offs compared to provision for credit losses greater than net charge-offs of $283 million in the prior year quarter. Credit loss reserves also decreased during the six months ended June 30, 2010 as the provision for credit losses was $919 million lower than net charge-offs compared to provision for credit losses greater than net charge-offs of $914 million in the year-ago period. The provision as a percentage of average receivables was .61 percent and .87 percent for the three and six months ended June 30, 2010 compared to

HSBC USA Inc.

1.21 percent and 2.47 percent for the three and six months ended June 30, 2009. The decrease in credit loss provision reflects lower loss estimates in our commercial and consumer loan portfolios as discussed in more detail below.

Commercial loan provision for credit losses decreased for both the current quarter and year-to-date period as a result of lower loss estimates in most commercial portfolios due to lower outstanding balances including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Also contributing to the decrease were fewer customer downgrades across all business lines compared to the year-ago periods. The combination of all of these factors has led to an overall net recovery in provision for commercial loans during the six months ended June 30, 2010. Given the nature of the factors driving the reduction in commercial loan provision, the provision levels recognized in the first half of 2010 should not be considered indicative of provision levels during the remainder of 2010.

The provision for credit losses on residential mortgages including home equity mortgages decreased $147 million and $370 million during the three and six months ended June 30, 2010 as compared to the year-ago periods. The decrease in provision for credit losses on residential mortgages in both periods was attributable to lower receivable levels and stabilization in residential mortgage loan credit quality as dollars of delinquency and charge-off continue to decline compared to the prior year periods as outstanding balances continue to fall and loss severities stabilize. These factors have resulted in an improved outlook on future loss estimates.

The provision for credit losses associated with credit card receivables decreased $151 million and $354 million during the three and six months ended June 30, 2010 as compared to the year-ago periods due to lower receivable levels, improved economic and credit conditions, including lower dollars of delinquency, as well as an improved outlook on future loss estimates as the impact of the economic environment including high unemployment rates on losses has not been as severe as previously anticipated due in part to improved cash flow from government stimulus activities, home price stability and the impact of tighter underwriting initiated in prior periods. Lower receivable levels reflect fewer active customer accounts, the impact of the actions previously taken to reduce risk as well as an increased focus by customers to pay down credit card debt.

Provision expense associated with our private label card portfolio decreased $112 million and $402 million during the three and six months ended June 30, 2010 as compared to the year-ago periods due to lower receivable levels, improved economic and credit conditions including lower delinquency levels and an improved outlook on future loss estimates as the impact of the economic environment including high unemployment levels on losses has not been as severe as previously anticipated as discussed above. Lower receivable levels reflect fewer active customer accounts as well as the exit of certain merchant relationships.

Provision expense associated with our auto finance portfolio declined in both periods, as the portfolio continues to liquidate and used car prices have improved.

Our methodology and accounting policies related to the allowance for credit losses are presented in “Critical Accounting Policies and Estimates” in MD&A and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” in our 2009 Form 10-K. See “Credit Quality” in this MD&A for additional commentary on the allowance for credit losses associated with our various loan portfolios.

HSBC USA Inc.

Other Revenues The components of other revenues are summarized in the following tables.

			Increase
			(Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Credit card fees	$249	$342	$(93)	(27.2)%
Other fees and commissions	200	216	(16)	(7.4)
Trust income	27	30	(3)	(10.0)
Trading revenue	128	153	(25)	(16.3)
Net other-than-temporary impairment losses	(13)	(20)	7	35.0
Other securities gains, net	1	246	(245)	(99.6)
HSBC affiliate income:
Fees and commissions	34	41	(7)	(17.1)
Other affiliate income	3	4	(1)	(25.0)

Total HSBC affiliate income	37	45	(8)	(17.8)
Residential mortgage banking revenue (loss)(1)	(80)	59	(139)	(100+ )
Gain (loss) on instruments at fair value and related derivatives(2)	182	(357)	539	100+
Other income:
Valuation of loans held for sale	(16)	(68)	52	76.5
Insurance	4	6	(2)	(33.3)
Earnings from equity investments	4	5	(1)	(20.0)
Miscellaneous income	17	(81)	98	100+

Total other income	9	(138)	147	100+

Total other revenues	$740	$576	$164	28.5%

HSBC USA Inc.

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Credit card fees	$482	$699	$(217)	(31.0)%
Other fees and commissions	492	447	45	10.1
Trust income	53	62	(9)	(14.5)
Trading revenue (loss)	332	(1)	333	100+
Net other-than-temporary impairment losses	(41)	(58)	17	29.3
Other securities gains, net	22	293	(271)	(92.5)
HSBC affiliate income:
Fees and commissions	64	67	(3)	(4.5)
Other affiliate income	9	10	(1)	(10.0)

Total HSBC affiliate income	73	77	(4)	(5.2)
Residential mortgage banking revenue (loss)(1)	(117)	124	(241)	(100+ )
Gain (loss) on instruments at fair value and related derivatives(2)	228	(246)	474	100+
Other income :
Valuation of loans held for sale	61	(154)	215	100+
Insurance	9	13	(4)	(30.8)
Earnings from equity investments	7	21	(14)	(66.7)
Miscellaneous income	90	49	41	83.7

Total other income	167	(71)	238	100+

Total other revenues	$1,691	$1,326	$365	27.5%

(1)	Includes servicing fees received from HBSC Finance of $2 million and $4 million during the three and six months ended June 30, 2010, respectively, and $3 million and $6 million during the three and six months ended June 30, 2009.

(2)	Includes gains and losses associated with financial instruments elected to be measured at fair value and the related derivatives. See Note 10, “Fair Value Option,” of the accompanying consolidated financial statements for additional information.

Credit Card Fees Lower credit card fees during both periods were due primarily to lower receivable levels as a result of fewer active customer accounts, changes in customer behavior, increased seasonality in the first quarter of 2010, the continuing impact of efforts to manage risk initiated in prior periods, improved delinquency levels and the implementation of certain provisions of the CARD Act earlier in the year which has resulted in lower overlimit and payment processing fees. Also contributing to the decrease were higher revenue share payments due to improved cash flows and higher reversals of fee income stemming from reduced charge-off activity upon acquisition of the GM and UP Portfolios in the first half of 2009 due to purchase accounting.

Other Fees and Commissions Other fee-based income decreased during the three month period ended June 30, 2010, but increased in the year-to-date period. During both the three and six month periods, we experienced lower commitment and facility fees on commercial loans. In the year-to-date period, these decreases were more than offset by higher refund anticipation loan fees. Beginning in 2010, we began to keep a portion of originated refund anticipation loans, which is seasonal principally to the first quarter, on our balance sheet. As a result, we earn fee income on these loans. The loans we keep are transferred to HSBC Finance at par only if they reach a certain defined delinquency status.

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

			Increase
			(Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Trading revenue (loss)	$128	$153	$(25)	(16.3)%
Net interest income	16	50	(34)	(68.0)

Trading related revenue (loss)	$144	$203	$(59)	(29.1)%

Business:
Derivatives	$28	$(43)	$71	100+ %
Balance sheet management	41	33	8	24.2
Foreign exchange and banknotes	72	89	(17)	(19.1)
Precious metals	14	14	-	-
Global banking	(12)	110	(122)	(100+ )
Other trading	1	-	1	100+

Trading related revenue (loss)	$144	$203	$(59)	(29.1)%

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Trading revenue (loss)	$332	$(1)	$333	100+	%
Net interest income	19	77	(58)	(75.3)

Trading related revenue (loss)	$351	$76	$275	100+	%

Business:
Derivatives	$135	$(340)	$475	100+	%
Balance sheet management	73	44	29	65.9
Foreign exchange and banknotes	128	210	(82)	(39.0)
Precious metals	34	34	-	-
Global banking	(17)	128	(145)	(100+	)
Other trading	(2)	-	(2)	(100+	)

Trading related revenue (loss)	$351	$76	$275	100+	%

Trading revenue (loss) decreased in the three month period ended June 30, 2010 compared to the prior year quarter but improved significantly in the six month period as the year-ago six month period reflects reductions to revenue associated with credit derivative products due to the adverse market conditions which existed at that time. Improved market conditions in 2010 have resulted in a recovery of some of these valuation losses. During the three month periods ended June 30, 2010 and 2009, the value of credit derivatives remained fairly stable.

Trading revenue related to derivatives improved during the three and six months ended June 30, 2010 due to the performance of structured credit products which reported total gains of $26 million and $119 million during the

HSBC USA Inc.

three and six months ended June 30, 2010, respectively, as compared to total losses of $21 million and $378 million during the year-ago periods. The performance of credit derivatives remained stable during the first half of 2010 as credit spread volatility and the outlook for corporate defaults improved and exposures to several counterparties, including monoline insurers, were reduced as a result of the early termination of transactions. Partly offsetting the improvement in structured credit revenue were reductions in other derivative products substantially due to lower deal activity.

Trading income related to balance sheet management activities improved in the three and six months ended June 30, 2010 primarily due to more favorable trends in credit spreads on asset-backed securities held for trading purposes and increased sales of mortgage-backed and other asset-backed securities held for trading purposes.

Foreign exchange and banknotes revenue declined in both periods primarily due to lower volumes and narrower trading spreads in foreign exchange and a reduction in demand for physical currency in banknotes.

Precious metals continued to deliver strong results in both periods as a result of continuing demand for metals due to economic conditions.

Global banking revenue decreased during the three and six months ended June 30, 2010 due to a decline in corporate bond values compared to gains in the year ago periods.

Net Other-Than-Temporary Impairment (Losses) Recoveries During the three and six months ended June 30, 2010, 24 debt securities and 37 debt securities, respectively, were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates compared to 8 and 17 debt securities, respectively, which were determined to be other-than-temporarily impaired in the year-ago periods. The following table presents the various components of other-than-temporary impairment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Total other-than-temporary impairment recoveries (losses)	$70	$(43)	$103	$(159)
Portion of loss (recovery) recognized in other comprehensive income, before taxes	(83)	23	(144)	101

Net other-than-temporary impairment losses recognized in the consolidated statement of income (loss)	$(13)	$(20)	$(41)	$(58)

Other Securities Gains, Net We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. The following table summarizes the net other securities gains (losses) resulting from various strategies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Available-for-sale securities	$1	$198	$22	$245
Sale of MasterCard or Visa Class B Shares	-	48	-	48

Other securities gains, net	$1	$246	$22	$293

Gross realized gains and losses from sales of securities are summarized in Note 3, “Securities,” in the accompanying consolidated financial statements.

During the second quarter and first six months of 2010, we sold $6.7 billion and $10.6 billion, respectively, of US treasury, municipal, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk

HSBC USA Inc.

duration as well as to reduce risk-weighted asset levels and recognized gains of $51 million and $82 million and losses of $50 million and $60 million, respectively, during these periods which is included as a component of other security gains, net above.

During the second quarter and first six months of 2009, we sold $9.4 billion and $12.8 billion of mortgage backed and other asset backed securities as part of a strategy to reduce prepayment risk as well as risk-weighted asset levels and recognized gains of $224 million and $283 million and losses of $26 million and $38 million, respectively, during these periods which is included as a component of other securities gains, net above.

HSBC Affiliate Income Affiliate income was lower in both periods due to lower fees and commissions earned from HSBC Markets USA (“HMUS”) and other HSBC affiliates as compared to the year-ago periods and, in the six month period, lower fees on tax refund anticipation loans as beginning in 2010, we now transfer only a portion of these loans to HSBC Finance upon origination as discussed above.

Residential Mortgage Banking Revenue (Loss) The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income in the consolidated statement of income (loss) and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase
			(Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$54	$69	$(15)	(21.7)%
Servicing related income:
Servicing fee income	30	32	(2)	(6.3)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(119)	88	(207)	(100+	)
Realization of cash flows	(18)	(4)	(14)	(100+	)
Trading – Derivative instruments used to offset changes in value of MSRs	137	(99)	236	100+

Total servicing related income	30	17	13	76.5

Originations and sales related income:
Gains (losses) on sales of residential mortgages	(108)	26	(134)	(100+	)
Trading and hedging activity	(10)	11	(21)	(100+	)

Total originations and sales related income (loss)	(118)	37	(155)	(100+	)

Other mortgage income	8	5	3	60.0
Total residential mortgage banking revenue included in other revenues (losses)	(80)	59	(139)	(100+	)

Total residential mortgage banking related revenue (loss)	$(26)	$128	$(154)	(100+	)%

HSBC USA Inc.

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$110	$135	$(25)	(18.5)%
Servicing related income:
Servicing fee income	62	66	(4)	(6.1)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(114)	60	(174)	(100+	)
Realization of cash flows	(45)	(24)	(21)	(87.5)
Trading – Derivative instruments used to offset changes in value of MSRs	148	(63)	211	100+

Total servicing related income	51	39	12	30.8

Originations and sales related income:
Gains (losses) on sales of residential mortgages	(167)	59	(226)	(100+	)
Trading and hedging activity	(15)	17	(32)	(100+	)

Total originations and sales related income (loss)	(182)	76	(258)	(100+	)

Other mortgage income	14	9	5	55.6
Total residential mortgage banking revenue included in other revenues (losses)	(117)	124	(241)	(100+	)

Total residential mortgage banking related revenue	$(7)	$259	$(266)	(100+	)%

Lower net interest income during both periods reflects lower loan balances, partially offset by lower funding costs as well as reduced deferred loan origination cost amortization on lower average outstandings. Lower loan balances reflect the sale of approximately $0.5 billion of prime adjustable and fixed rate residential mortgages since June 30, 2009, for which we retained the servicing rights. We continue to sell the majority of new loan originations to government sponsored enterprises and private investors. Consistent with our Premier strategy, additions to the portfolio are comprised largely of premier relationship products.

Total servicing related income increased in both periods driven by better net hedged MSR performance, partially offset by lower servicing fee income as the average serviced loan portfolio declined as new originations sold were more than offset by prepayments.

Originations and sales related income decreased in both periods primarily due to lower gains from loan sales and a higher estimate of exposure on repurchase obligations associated with previously sold loans. We recorded gains of $30 million and $67 million in the three and six months ended June 30, 2009 related to held mortgage asset sales. There were no held mortgage asset sales in the first half of 2010. During the three and six month periods ended June 30, 2010, we recorded expense of $117 million and $190 million, respectively, due to an increase in our estimated exposure associated with repurchase obligations on loans previously sold.

Gain on Instruments Designated at Fair Value and Related Derivatives We have elected to apply fair value option accounting to commercial leveraged acquisition finance loans and unfunded commitments, certain other commercial loans, certain own fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. See Note 10, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a breakout of these amounts by individual component.

Valuation on Loans Held for Sale Valuation adjustments on loans held for sale improved during the three and six months ended June 30, 2010, as there has been reduced volatility in the U.S. residential mortgage market driven by

HSBC USA Inc.

stabilization of home prices in the U.S. since June 30, 2009. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are sub-prime residential mortgage loans with a fair value of $478 million and $757 million as of June 30, 2010 and December 31, 2009, respectively. Loans held for sale are recorded at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Valuations on residential mortgage loans we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss). Valuations on loans held for sale in the six months ended June 30, 2010 also reflects an $89 million settlement relating to certain whole loans previously purchased for re-sale from a third party.

Other Income (Loss) Excluding the valuation of loans held for sale as discussed above, other income (loss) improved during the three and six months ended June 30, 2010 due largely to higher miscellaneous income due to gains related to credit derivatives used to economically hedge certain commercial loans. For the six month period ended June 30, 2009, other income (loss) included a gain on the sale of our equity interest in HSBC Private Bank (Suisse) S.A. of $33 million as well as an $85 million gain related to a judgment whose proceeds were used to redeem 100 preferred shares issued to CT Financial Services, Inc., while the six months ended June 30, 2010 reflects a $66 million gain relating to the sale of our equity investment in Wells Fargo HSBC Trade Bank.

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

HSBC USA Inc.

Operating Expenses The components of operating expenses are summarized in the following tables.

			Increase
			(Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

		(dollars are in millions)

Salaries and employee benefits:
Salaries	$145	$155	$(10)	(6.5)%
Employee benefits	135	147	(12)	(8.2)

Total salaries and employee benefits	280	302	(22)	(7.3)
Occupancy expense, net	65	88	(23)	(26.1)
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	165	184	(19)	(10.3)
Fees paid to HMUS	57	66	(9)	(13.6)
Fees paid to HTSU	191	136	55	40.4
Fees paid to other HSBC affiliates	45	33	12	36.4

Total support services from HSBC affiliates	458	419	39	9.3
Other expenses:
Equipment and software	11	10	1	10.0
Marketing	25	30	(5)	(16.7)
Outside services	32	17	15	88.2
Professional fees	17	16	1	6.3
Telecommunications	4	3	1	33.3
Postage, printing and office supplies	3	5	(2)	(44.2)
Off-balance sheet credit reserves	(4)	2	(6)	(100+ )
FDIC assessment fee	33	117	(84)	(71.8)
Insurance business	(2)	21	(23)	(100+ )
Miscellaneous	71	58	13	22.4

Total other expenses	190	279	(89)	(32.0)

Total operating expenses	$993	$1,088	$(95)	(8.7)%

Personnel – average number	9,007	9,598
Efficiency ratio	52.99%	58.75%

HSBC USA Inc.

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Salaries and employee benefits:
Salaries	$284	$308	$(24)	(7.8)%
Employee benefits	263	285	(22)	(7.7)

Total salaries and employee benefits	547	593	(46)	(7.8)
Occupancy expense, net	136	151	(15)	(9.9)
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	389	373	16	4.3
Fees paid to HMUS	144	137	7	5.1
Fees paid to HTSU	363	247	116	47.0
Fees paid to other HSBC affiliates	80	85	(5)	(5.9)

Total support services from HSBC affiliates	976	842	134	15.9
Other expenses:
Equipment and software	22	20	2	10.0
Marketing	53	67	(14)	(20.9)
Outside services	54	44	10	22.7
Professional fees	29	33	(4)	(12.1)
Telecommunications	7	7	-	-
Postage, printing and office supplies	7	8	(1)	(12.5)
Off-balance sheet credit reserves	(12)	(2)	(10)	(100+ )
FDIC assessment fee	69	151	(82)	(54.3)
Insurance business	(3)	43	(46)	(100+ )
Miscellaneous	174	103	71	68.9

Total other expenses	400	474	(74)	(15.6)

Total operating expenses	$2,059	$2,060	$(1)	-%

Personnel – average number	9,085	9,823
Efficiency ratio	51.17%	52.16%

Salaries and Employee Benefits Salaries and employee benefits expense decreased during both periods due to the transfer of additional support services employees to HTSU, as described below, as well as lower bonus accruals.

Occupancy Expense, Net Occupancy expense decreased in both periods due largely to the transfer of additional shared services employees and their related workspace expenses to an affiliate, as discussed below, which was partially offset by higher occupancy expense associated with the expansion of the core banking network within the PFS segment and in the six month period, $8 million in lease abandonment costs associated with the closure of several non-strategic branches recorded during the first quarter of 2010. Subsequent to June 30, 2009, we opened 16 new branches resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses.

Support services from HSBC affiliates includes technology and certain centralized support services, including human resources, corporate affairs and other shared services and beginning in January 2010, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses,

HSBC USA Inc.

including among other areas, customer service, systems, collection and accounting functions. Higher support services from HSBC affiliates in both periods reflects the increased level of services provided, including fees paid to HSBC Finance for servicing and assuming the credit risk associated with refund anticipation loans originated and held on our balance sheet as a result of the change in the management of the refund anticipation loan program between HSBC Bank USA and HSBC Finance beginning in 2010 which totaled $2 million and $58 million during the three and six months ended June 30, 2010. These increases were partially offset by lower levels of receivables being serviced.

Marketing Expenses Lower marketing and promotional expenses in both periods reflect continued optimization of marketing spend as a result of general cost saving initiatives, partially offset by a continuing investment in HSBC brand activities and marketing support for branch expansion initiatives, primarily within the PFS and CMB business segments.

Other Expenses Other expenses (excluding marketing expenses) decreased in both periods driven by lower FDIC assessment fees as the year-ago period included a $82 million special assessment recorded in the second quarter of 2009. This was partially offset by higher miscellaneous expenses including higher legal costs, higher collection agency costs, higher outside services costs and in the six month period, higher interest accruals for state tax exposures.

Efficiency Ratio Our efficiency ratio, which is the ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues, was 52.99 percent and 51.17 percent for the three and six months ended June 30, 2010 compared to 58.75 percent and 52.16 percent in the year-ago periods. The improvement in the efficiency ratio in both periods resulted primarily from higher other revenues and lower operating expenses, partially offset by decreased net interest income.

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

We report to our parent, HSBC, in accordance with its reporting basis, IFRSs. As a result, our segment results are presented on an IFRSs Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 15, “Business Segments,” in the accompanying consolidated financial statements and under the caption “Basis of Reporting” in the MD&A section of this Form 10-Q.

Personal Financial Services (“PFS”) During 2010, we continue to direct resources towards the expansion of the core retail banking business and in particular the growth of HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. In addition, expansion of the branch network continued during 2010 with the opening of four new branches (all of which occurred in the first quarter) in geographic markets with international connectivity as well as continued investment in the HSBC brand. We intend to open additional new branches as the opportunity arises. Average personal deposits in the second quarter of 2010 increased approximately 1.5 percent compared to the level experienced in the second quarter of 2009. Online savings balances have grown to $16.1 billion at June 30, 2010 as compared to $15.6 billion at December 31, 2009. Premier customers increased to 429,179 at June 30, 2010, a 21 percent increase from December 31, 2009 and a 41 percent increase from the year-ago quarter. We remain focused on providing differentiated premium services to the internationally minded mass affluent and upwardly mobile customers. In January 2010, HSBC Direct was rebranded to HSBC Advance, which is consistent with our global focus.

HSBC USA Inc.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises and to allow the existing on balance sheet portfolio to run-off. Consistent with the Premier strategy, additions to our portfolio are primarily comprised of Premier relationship products. In addition to normal sale activity, we sold prime adjustable and fixed rate mortgage loan portfolios to third parties in prior years. No such sales occurred during the first half of 2010. For the three and six months ended June 30, 2009, we sold approximately $2.1 billion and $4.0 billion, respectively, of prime adjustable and fixed rate residential mortgage loans to third parties. We retained the servicing rights in relation to the mortgages upon sale. As a result, average residential mortgage loans outstanding have continued to decline during the second quarter of 2010, decreasing approximately 25 percent as compared to average residential mortgage loans outstanding during the second quarter of 2009.

The following table summarizes the IFRSs Basis results for our PFS segment:

			Increase
			(Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$238	$240	$(2)	(.8)%
Other operating income	17	43	(26)	(60.5)

Total operating income	255	283	(28)	(9.9)
Loan impairment charges	29	172	(143)	(83.1)

	226	111	115	100+
Operating expenses	316	335	(19)	(5.7)

Profit (loss) before tax	$(90)	$(224)	$134	59.8%

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$479	$427	$52	12.2%
Other operating income	63	83	(20)	(24.1)

Total operating income	542	510	32	6.3
Loan impairment charges	26	372	(346)	(93.0)

	516	138	378	100+
Operating expenses	587	630	(43)	(6.8)

Profit (loss) before tax	$(71)	$(492)	$421	85.6%

Our PFS segment reported a loss before tax during the three and six months ended June 30, 2010 which was lower than the losses before tax during the year-ago periods. The improvement was driven primarily by lower loan impairment charges as well as lower operating expenses and in the six month period, higher net interest income, partially offset by lower other operating income.

Net interest income increased during the six month period compared to the prior year period, driven by a combination of customer rate cuts and additional funding credits on deposits. The higher net interest income was partially offset by lower levels of mortgage loans outstanding in part due to mortgage loan sales of approximately $0.5 billion since June 30, 2009. For the three month period, interest income remained flat.

Other operating income decreased during both periods reflecting the impact of increases in our estimate of exposure on repurchase obligations associated with previously sold loans which reduced other operating income in 2010 by $117 million in the second quarter and $190 million in the six month period. Additionally, other operating income in both prior year periods include intersegment charges from the Global Banking and Markets segment of $61 million

HSBC USA Inc.

in the second quarter and $163 million year-to-date relating to costs associated with early termination of the funding associated with residential mortgage loan sales in the first and second quarters of 2009. This was partially offset by net gains on the sales of these residential mortgage loans in 2009 of $31 million in the second quarter and $70 million in the year-to-date period.

Loan impairment charges declined in the three and six months ended June 30, 2010, driven largely by stabilization in residential mortgage loan credit quality as dollars of delinquency and loss severities in the first half of 2010 have moderated which, along with lower loan balances, has led to an improvement in our future loss estimates.

Operating expenses decreased in both periods as lower FDIC assessment fees largely driven by the special assessment in the second quarter of 2009 were partially offset by higher costs from shared support services and higher costs from the expansion of our branch network. Also contributing to the decrease during the six months ended June 30, 2010 was a $48 million pension curtailment gain as a result of the decision in February 2010 to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America defined benefit pension plan and a recovery of $6 million in the second quarter of 2010 related to the Visa legal accrual previously established in 2007.

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

The following table summarizes the IFRSs Basis results for our CF segment:

			Increase
			(Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$484	$520	$(36)	(6.9)%
Other operating income	36	84	(48)	(57.1)

Total operating income	520	604	(84)	(13.9)
Loan impairment charges	355	477	(122)	(25.6)

	165	127	38	29.9
Operating expenses	28	37	(9)	(24.3)

Profit (loss) before tax	$137	$90	$47	52.2%

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$1,007	$1,049	$(42)	(4.0)%
Other operating income	53	165	(112)	(67.9)

Total operating income	1,060	1,214	(154)	(12.7)
Loan impairment charges	565	1,031	(466)	(45.2)

	495	183	312	100+
Operating expenses	55	51	4	7.8

Profit (loss) before tax	$440	$132	$308	100+ %

HSBC USA Inc.

Our CF segment reported a higher profit before tax during the three and six months ended June 30, 2010 largely due to lower loan impairment charges which was partially offset by lower other operating income and lower net interest income.

Net interest income was lower in both periods driven by lower outstanding receivable levels, lower yield due to lower receivable levels at penalty pricing primarily due to the impact of the new credit card legislation, higher premium amortization and higher charge-offs of credit card interest as the GM and UP portfolios recorded at fair value upon purchase in January 2009 continue to decline and be replaced by new volume. This was partially offset by repricing initiatives, a lower cost of funds due to a lower short term interest rate environment and a refinement to the assumptions used in allocating interest to the portion of the GM and UP portfolio previously recorded at fair value.

Other operating income decreased during both periods due to lower fee income resulting from lower levels of credit card receivables outstanding including lower late fees on these portfolios driven by changes in customer behavior and lower delinquency levels, higher revenue share payments and the impact of the new credit card legislation. These decreases were partially offset by lower servicing fees on portfolios serviced by our affiliate, HSBC Finance (which is recorded as a reduction to other operating income) due to lower outstanding receivable levels.

Loan impairment charges associated with credit card receivables, including private label credit card receivables, decreased during both periods due to lower receivable levels driven by fewer active customer accounts, higher customer payment rates and previous risk mitigation efforts. Also contributing to the decrease were improved economic and credit conditions including lower dollars of delinquency as well as an improved outlook on future loss estimates as the impact of the economic environment including high unemployment levels on losses has not been as severe as previously anticipated. In addition, the GM and UP Portfolios experienced increased loan impairment charges in the prior year periods as these portfolios were recorded at fair value when they were purchased in January 2009 which resulted in no allowance for loan losses being established upon acquisition, creating the need to establish loan loss reserves as new volume was originated.

Operating expenses decreased during the second quarter due to lower FDIC assessment fees as the second quarter of 2009 included a special FDIC assessment. This was partially offset by higher collection costs on bad debt accounts which were previously reported in loan impairment charges and higher fraud expenses. For the year-to date period, the higher collection and fraud expenses more than offset the impact of lower FDIC assessment fees.

As discussed in previous filings, on May 22, 2009, the CARD Act was signed into law. We have implemented the provisions of the CARD Act that took effect in August 2009 and February 2010 and continue to make changes to processes and systems in order to comply with the remaining provisions of the CARD Act which take effect on August 22, 2010. The CARD Act has required us to make changes to our business practices, and will likely require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes in response to the new legislation have either been implemented or are under analysis. We currently believe the implementation of these new rules will not have a material adverse impact to us as any impact would be limited to only a portion of the existing affected loan portfolio as the purchase price on sales volume paid to HSBC Finance has been adjusted to reflect the new requirements.

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

In the second quarter and first half of 2010, interest rate spreads, while improved from the prior year periods, continued to be pressured from a low interest rate environment, while loan impairment charges improved. Customer deleveraging and higher rates of repayment have resulted in a 16 percent decrease in loans outstanding to middle-market customers at June 30, 2010 as compared to a year-ago, while deposits from middle-market customers at June 30, 2010 grew 18 percent since June 30, 2009. The business banking loan portfolio has seen an 8 percent

HSBC USA Inc.

decrease in loans outstanding since June 30, 2009 resulting from an increase in paydowns and a decline in the demand for new credit facilities, while business banking customer deposits at June 30, 2010 grew 4 percent compared to June 2009 levels. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume, which resulted in a 7 percent decline in outstanding receivables for this portfolio since June 2009. Average customer deposit balances across all CMB business lines during the six months ended June 30, 2010 increased 9 percent as compared to the year-ago period and average loans during the six months ended June 30, 2010 decreased 15 percent as compared to the year-ago period. In February 2010, we completed the sale of our interest in Wells Fargo HSBC Trade Bank (“WHTB”) to Wells Fargo and recorded a gain of $66 million which is included in other operating income.

The following table summarizes the IFRSs Basis results for our CMB segment:

			Increase
			(Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$176	$180	$(4)	(2.2)%
Other operating income	96	82	14	17.1

Total operating income	272	262	10	3.8
Loan impairment charges	47	90	(43)	(47.8)

	225	172	53	30.8
Operating expenses	171	158	13	8.2

Profit (loss) before tax	$54	$14	$40	100+ %

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$364	$356	$8	2.2%
Other operating income	249	163	86	52.8

Total operating income	613	519	94	18.1
Loan impairment charges	48	171	(123)	(71.9)

	565	348	217	62.4
Operating expenses	321	312	9	2.9

Profit (loss) before tax	$244	$36	$208	100+ %

Our CMB segment reported a higher profit before tax during the three and six months ended June 30, 2010 due to higher other operating income, lower loan impairment charges and in the year-to-date period, higher net interest income, partially offset by higher operating expenses.

Net interest income decreased modestly in the second quarter of 2010 as lower loan balances offset growth in deposit balances and improved loan spreads from re-pricing activities in the second half of 2009. Net interest income increased in the year-to-date period due to growth in deposit balances and improved loan spreads, partially offset by lower loan balances.

Other operating income increased during both periods reflecting higher income on our low income housing investments. The increase in the six months ended June 30, 2010 also reflects a $66 million gain on the sale of our equity investment in WHTB.

Loan impairment charges improved in both periods as economic conditions began to improve and credit quality began to stabilize resulting in improvements in the financial circumstances of several customer relationships which

HSBC USA Inc.

led to credit upgrades on certain problem credits, lower charge-offs and fewer customer downgrades across all business lines.

Operating expenses increased during both periods due to higher amortization of low income housing investment activity, which is offset in other operating income, and higher performance related compensation costs, which were partially offset by lower FDIC assessment fees as the year-ago periods included a special FDIC assessment recorded during the second quarter of 2009. The increase during the six months ended June 30, 2010 was partially offset by a $16 million pension curtailment gain recorded in the first quarter of 2010 as previously discussed.

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

The Global Banking and Markets segment results in the second quarter and first half of 2010 benefited from improved credit market conditions, which led to an increase in the credit quality of our corporate lending relationships, lower securities impairment charges, and reduced losses in legacy positions as compared to the year ago periods. As credit markets have stabilized, results from legacy positions including credit derivatives and subprime mortgage loans have contributed to higher Other Operating Income. Substantial counterparty credit reserves for monoline exposure and significant valuation losses were taken in both the trading and available-for-sale securities portfolios throughout 2008 and into 2009 due to the market volatility.

Under the provisions of the IAS 39 amendment issued in October 2008, we elected to re-classify $1.8 billion in leveraged loans and high yield notes and $892 million in securities held for balance sheet management purposes from trading assets to loans and available-for-sale investment securities, effective July 1, 2008. In November 2008, $967 million in additional securities were also transferred from trading assets to available-for-sale investment securities. If these IFRS reclassifications had not been made, our profit before tax for the quarter ended June 30, 2010 and 2009 would have been higher by $118 million and $257 million, respectively, and our profit before tax for the six months ended June 30, 2010 and 2009 would have been higher by $188 million and $238 million, respectively.

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

			Increase
			(Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$143	$222	$(79)	(35.6)%
Other operating income	303	288	15	5.2

Total operating income	446	510	(64)	(12.5)
Loan impairment charges	(72)	197	(269)	(100+ )

	518	313	205	65.5
Operating expenses	198	236	(38)	(16.1)

Profit (loss) before tax	$320	$77	$243	100+ %

HSBC USA Inc.

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$285	$454	$(169)	(37.2)%
Other operating income	741	509	232	45.6

Total operating income	1,026	963	63	6.5
Loan impairment charges	(148)	426	(574)	(100+	)

	1,174	537	637	100+
Operating expenses	407	435	(28)	(6.4)

Profit (loss) before tax	$767	$102	$665	100+	%

Our Global Banking and Markets segment performance continued to improve during the three and six months ended June 30, 2010 due primarily to higher other operating income, lower loan impairment charges and lower operating expenses, partially offset by lower net interest income.

Net interest income decreased during both periods as a result of sales of higher yielding assets in our available-for-sale securities portfolio since March 2009 which were made for risk management purposes and lower margins on deposit balances.

Other operating income increased in both periods due to improved performance of credit derivatives and sub-prime mortgage loans held for sale as well as higher fees in Transaction Banking. Partially offsetting these improvements were reductions in intersegment income, foreign exchange trading and other derivative products.

Other operating income reflects gains on structured credit products of $23 million and 114 million during the three and six months ended June 30, 2010, respectively, as compared to losses of $21 million and $378 million during the year-ago periods, as the credit markets stabilized resulting in fewer losses from hedging activity and counterparty exposures. Exposure to insurance monolines continued to impact revenues as deterioration abated in 2010, resulting in gains of $17 million and $73 million during the three and six months ended June 30, 2010, respectively, as compared to gains of $6 million and losses of $158 million during the year-ago periods.

Valuation losses of $29 million and $41 million during the three and six months ended June 30, 2010, respectively, were recorded against the fair values of sub-prime residential mortgage loans held for sale as compared to valuation losses of $68 million and $154 million during the year-ago periods. During the six months ended June 30, 2010, other operating income includes intersegment income of $2 million from PFS relating fees charged for the early termination of funding compared to $163 million during the year-ago period. Additionally, other operating income for the six months ended June 30, 2010 includes a gain of $89 million associated with a settlement relating to certain loans previously purchased for resale from a third party.

Loan impairment charges decreased in both periods due to reductions in higher risk rated loan balances and stabilization of credit downgrades. In addition, during the three and six months ended June 30, 2009, impairments included a charge of $140 million and $317 million, respectively, on securities determined to be other-than-temporarily impaired compared to no similar impairments in the current year.

Operating expenses decreased in both periods largely due to lower FDIC assessment fees as the year-ago periods included a special FDIC assessment recorded in the second quarter of 2009. Additionally, expenses in the six month period ended June 30, 2010 include a $7 million pension curtailment gain. The decreases in both periods were partially offset by higher performance related compensation.

Private Banking (“PB”) As part of HSBC’s global network, the PB segment offers integrated domestic and international services to high net worth clients, their families and their businesses. These services address both resident and non-resident financial needs. During 2010, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management,

HSBC USA Inc.

investment advice including discretionary portfolio management, alternative investments and corporate finance solutions, as well as wealth planning for trusts and estates.

Average client deposit levels increased 4 percent as compared to the prior year quarter as growth in deposits from core clients was partially offset by withdrawals from domestic institutional clients during 2009. Total average loans (mostly domestic) in the second quarter of 2010 decreased 3 percent compared to the prior year quarter from runoff and reductions of commercial loan borrowings partially offset by growth in the tailored mortgage product. Substantial reductions from a challenging economic environment and outflows from domestic custody clients affected market value of client assets under management, which decreased 7 percent compared to the prior year quarter to $33 billion at June 30, 2010, and 12 percent since December 31, 2009, primarily reflecting the loss of certain domestic institutional custody clients.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase
			(Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$45	$46	$(1)	(2.2)%
Other operating income	35	29	6	20.7

Total operating income	80	75	5	6.7
Loan impairment charges	-	7	(7)	(100+	)

	80	68	12	17.6
Operating expenses	62	63	(1)	(1.6)

Profit (loss) before tax	$18	$5	$13	100+	%

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$91	$88	$3	3.4%
Other operating income	69	62	7	11.3

Total operating income	160	150	10	6.7
Loan impairment charges	(11)	4	(15)	(100+	)

	171	146	25	17.1
Operating expenses	117	122	(5)	(4.1)

Profit (loss) before tax	$54	$24	$30	100+	%

Our PB segment reported a higher profit before tax for the three and six months ended June 30, 2010 due primarily to lower loan impairment charges, higher other operating income and lower operating expenses.

Net interest income was three percent higher in the second quarter of 2010 compared to the first quarter of 2010 reflecting increased deposit balances and better overall spreads. Net interest income increased modestly in the year-to-date period primarily due to higher loan volume and improved interest spreads on loans and deposits.

Other operating income increased in both periods primarily due to higher fees on managed products, structured products and recurring fund fees.

Loan impairment charges were lower in both periods due to lower reserves required relating to certain exposure, several paydowns and other improvements in client credit ratings.

HSBC USA Inc.

Operating expenses decreased in both periods due to lower staff costs and lower FDIC assessment fees as the year-ago periods included a special FDIC assessment recorded during the second quarter of 2009. Additionally, operating expense for the six months ended June 30, 2010 includes a $5 million pension curtailment gain as discussed above.

Other The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, as well as any adjustments to the fair value on HSBC shares held for stock plans. Results in the six month period in 2010 and both 2009 periods also include the impact of the resolution of a lawsuit as discussed below. Results for both 2010 periods include a gain on the sale of our 452 Fifth Avenue property in New York City, including the 1 W. 39th Street building The results for six months ended June 30, 2009 also include the earnings on an equity investment in HSBC Private Bank (Suisse) S.A which was sold in March 2009 for a gain.

The following table summarizes IFRSs Basis results for the Other segment.

			Increase
			(Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$(1)	$(2)	$1	50.0%
Other operating income	216	(498)	714	100+

Total operating income	215	(500)	715	100+
Loan impairment charges	(2)	-	(2)	(100+	)

	217	(500)	717	100+
Operating expenses	13	38	(25)	(65.8)

Profit (loss) before tax	$204	$(538)	$742	100+	%

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$(10)	$-	$(10)	(100+	)%
Other operating income	232	(343)	575	100+

Total operating income	222	(343)	565	100+
Loan impairment charges	-	-	-	-

	222	(343)	565	100+
Operating expenses	30	52	(22)	(42.3)

Profit (loss) before tax	$192	$(395)	$587	100+	%

Other operating income in both periods was impacted by changes in the fair value of certain debt instruments to which fair value option was elected. Along with the related fair value option derivatives, we recorded total gains relating to these instruments of $184 million and $197 million for the three and six months ended June 30, 2010, respectively, compared to losses of $460 million and $426 million in the year-ago periods. Other operating income in the six months ended June 30, 2010 and 2009 includes gains of $5 million and $85 million which were partially offset by expenses of $3 million and $55 million, respectively, all related to the resolution of a lawsuit whose proceeds in 2009 were used to redeem preferred stock issued to CTUS Inc. In addition, other operating income during the three and six month periods ended June 30, 2010 includes a $56 million gain on sale of our 452 Fifth Avenue property in New York City, including the 1 W. 39th Street building and, for the six months ended June 30, 2009, includes a $43 million gain on the sale of the equity investment referred to above.

HSBC USA Inc.

Credit Quality

We enter into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, under certain circumstances, internationally.

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

Our grades align with U.S. regulatory risk ratings and are mapped to our probability of default master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like S&P ratings and default rates. Substantially, all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than $250,000, an appraisal must be ordered when the loan is classified as Substandard in accordance to the definition provided by the Office of the Comptroller of the Currency. On average, it is approximately four weeks from the time the appraisal is ordered until it is completed and the values accepted by HSBC’s independent appraisal review unit. Subsequent provisions or charge-off’s are completed shortly thereafter, generally within the quarter of when the appraisal was received.

In situations where an external appraisal is not used to fair value the underlying collateral of impaired loans, current information such as rent rolls and operating statements of the subject property are reviewed and presented in a standardized format. Operating results such as net operating income and cash flows before and after debt service are established and reported with relevant ratios. Third-party market data is gathered and reviewed for relevance to the subject collateral. Data is also collected from similar properties within the portfolio. Actual sales levels of condominiums, operating income and expense figures and rental data on a square foot basis are derived from existing loans and, when appropriate, used as comparables for the subject property. Property specific data, augmented by market data research, is used to project a stabilized year of income and expense to create a 10-year cash flow model to be discounted at appropriate rates into present value. These valuations are then used to determine if any impairment on the underlying loans exists and an appropriate allowance is recorded when warranted.

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

The roll rate methodology is a migration analysis based on contractual delinquency and rolling average historical loss experience which captures the increased likelihood of an account migrating to charge-off as the past due status of such account increases. The roll rate models used were developed by tracking the movement of delinquencies by age of delinquency by month (bucket) over a specified time period. Each “bucket” represents a period of delinquency in 30-day increments. The roll from the last delinquency bucket results in charge-off. Delinquency is a method for determining aging of past due accounts based on the status of payments under the loan. The roll

HSBC USA Inc.

percentages are converted to reserve requirements for each delinquency period (i.e., 30 days, 60 days, etc.). Average roll rates are developed to avoid temporary aberrations caused by seasonal trends in delinquency experienced by some product types. We have determined that a 12-month average roll rate balances the desire to avoid temporary aberrations, while at the same time analyzing recent historical data. The calculations are performed monthly and are done consistently from period to period. In addition, loss reserves on consumer receivables including credit card receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation.

Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K under the caption “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” of the consolidated financial statements included in our 2009 Form 10-K. Our approach toward credit risk management is summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K under the caption “Risk Management.” There have been no material revisions to our policies or methodologies during the first half of 2010, although we continue to monitor current market conditions and will adjust credit policies as deemed necessary.

The following table sets forth the allowance for credit losses for the periods indicated:

	June 30,	March 31,	December 31,
	2010	2010	2009

	(dollars are in millions)

Allowance for credit losses	$2,950	$3,224	$3,861

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	2.37%	2.59%	3.10%
Consumer:
Residential mortgages, excluding home equity mortgages	1.80	2.07	2.53
Home equity mortgages	2.62	3.16	4.44
Private label card receivables	7.43	7.43	7.85
Credit card receivables	7.81	8.16	8.48
Auto finance	2.58	2.55	2.12
Other consumer loans	3.26	3.50	4.46
Total consumer loans	5.10	5.38	5.94

Total	4.00%	4.28%	4.86%

Net charge-offs(1)(2):
Commercial	220.19%	190.80%	211.26%
Consumer	85.73	80.45	92.91

Total	100.20%	93.31%	107.55%

Nonperforming loans(1):
Commercial	70.41%	69.34%	65.44%
Consumer	128.01	131.87	150.45

Total	107.25%	108.58%	114.36%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or market.

(2)	Quarter-to-date net charge-offs, annualized.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three and six months ended June 30, 2010 and 2009 are summarized in the following table:

		Residential
		Mortgages,
		Excluding		Private
		Home	Home	Label	Credit
		Equity	Equity	Card	Card	Auto	Other
	Commercial	Mortgages	Mortgages	Receivables	Receivables	Finance	Consumer	Total

	(in millions)

Three months ended June 30, 2010:
Balances at beginning of period	$767	$280	$128	$1,000	$964	$37	$48	$3,224
Charge-offs	90	46	30	289	331	13	17	816
Recoveries	11	-	-	38	30	(1)	4	82

Net charge-offs	79	46	30	251	301	14	13	734
Provision for credit losses	9	10	6	198	215	10	8	456
Allowance related to bulk loan purchases from HSBC Finance	-	-	-	-	-	-	-	-
Other	1	-	-	-	3	-	-	4

Balance at end of period	$698	$244	$104	$947	$881	$33	$43	$2,950

Three months ended June 30, 2009:
Balances at beginning of period	$669	$310	$160	$1,256	$964	$39	$67	$3,465
Charge-offs	87	55	53	373	248	26	23	865
Recoveries	11	5	3	45	10	6	1	81

Net charge-offs	76	50	50	328	238	20	22	784
Provision for credit losses	166	97	66	310	366	40	22	1,067
Allowance on loans transferred to held for sale	-	-	-	-	-	(8)	-	(8)

Balance at end of period	$759	$357	$176	$1,238	$1,092	$51	$67	$3,740

Six months ended June 30, 2010::
Balances at beginning of period	$938	$347	$185	$1,184	$1,106	$36	$65	$3,861
Charge-offs	199	95	66	624	691	37	38	1,750
Recoveries	21	1	-	80	55	(1)	8	164

Net charge-offs	178	94	66	544	636	38	30	1,586
Provision for credit losses	(64)	(9)	(15)	307	405	35	8	667
Allowance related to bulk loan purchases from HSBC Finance	-	-	-	-	-	-	-	-
Other	2	-	-	-	6	-	-	8

Balance at end of period	$698	$244	$104	$947	$881	$33	$43	$2,950

Six months ended June 30, 2009:
Balances at beginning of period	$572	$207	$167	$1,171	$208	$5	$67	$2,397
Charge-offs	143	120	90	725	315	31	55	1,479
Recoveries	16	11	12	83	16	7	7	152

Net charge-offs	127	109	78	642	299	24	48	1,327
Provision for credit losses	314	259	87	709	759	65	48	2,241
Allowance on loans transferred to held for sale	-	-	-	-	-	(8)	-	(8)
Allowance related to bulk loan purchases from HSBC Finance	-	-	-	-	424	13	-	437

Balance at end of period	$759	$357	$176	$1,238	$1,092	$51	$67	$3,740

The allowance for credit losses at June 30, 2010 decreased $274 million, or 8.50 percent as compared to March 31, 2010 and $911 million, or 23.59 percent as compared to December 31, 2009 reflecting lower loss estimates on our private label credit card, credit card and residential mortgage loan portfolios. The lower allowance on our private label credit card and credit card portfolio was due to lower receivable levels including actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels also resulted from continued improvement in delinquency including early stage delinquency roll rates as economic conditions improved. The decrease in the allowance for our residential mortgage loan portfolio and HELOC and Home Equity loan portfolios reflects lower receivable levels and dollars of delinquency, stabilization in loss severities and,

HSBC USA Inc.

as it relates to December 31, 2009, an improved outlook for incurred future losses. Reserve requirements in our commercial loan portfolio have also declined due to run-off, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships. Reserve levels for all loan categories remain elevated due to ongoing weakness in the U.S. economy, including elevated unemployment rates.

The allowance for credit losses as a percentage of total loans at June 30, 2010 decreased as compared to March 31, 2010 and December 31, 2009 for the reasons discussed above.

The allowance for credit losses as a percentage of net charge-offs at June 30, 2010 declined as compared to December 31, 2009 as the decline in reserve levels discussed above outpaced the decline in dollars of net charge-off as the higher delinquency levels reported in prior periods migrated to charge-off. Compared to March 31, 2010, the allowance for credit losses as a percentage of net charge-offs increased driven by lower private label card and credit card charge-offs which declined at a faster pace than the corresponding allowance for credit losses.

The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	June 30, 2010		March 31, 2010		December 31, 2009
		% of		% of		% of
		Loans to		Loans to		Loans to
		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(dollars are in millions)

Commercial(2)	$698	40.05%	$767	39.36%	$938	38.12%
Consumer:
Residential mortgages, excluding home equity mortgages	244	18.42	280	17.94	347	17.26
Home equity mortgages	104	5.39	128	5.37	185	5.24
Private label card receivables	947	17.30	1,000	17.88	1,184	18.99
Credit card receivables	881	15.31	964	15.69	1,106	16.41
Auto finance	33	1.74	37	1.93	36	2.14
Other consumer	43	1.79	48	1.83	65	1.84

Total consumer	2,252	59.95	2,457	60.64	2,923	61.88

Total	$2,950	100.00%	$3,224	100.00%	$3,861	100.00%

(1)	Excludes loans held for sale.

(2)	Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the increases (decreases) in comparison with prior periods, are summarized in the following table:

	June 30,	March 31,	December 31,
	2010	2010	2009

	(in millions)

On-balance sheet allowance:
Specific	$239	$237	$326
Collective	416	485	549
Unallocated	43	45	63

Total on-balance sheet allowance	698	767	938

Off-balance sheet allowance	111	114	188

Total commercial allowances	$809	$881	$1,126

While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit losses.

HSBC USA Inc.

Reserves for Off-Balance Sheet Credit Risk We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $111 million, $114 million and $188 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The related provision is recorded as a miscellaneous expense and is a component of operating expenses. The decrease in off-balance sheet reserves since December 31, 2009 relates in part to the consolidation of a previously unconsolidated commercial paper VIE as of January 1, 2010, which resulted in the reclassification of this reserve on our balance sheet. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements” in this MD&A.

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	June 30,	March 31,	December 31,
	2010	2010	2009

	(dollars are in millions)

Dollars of Delinquency:
Commercial	$656	$723	$954
Consumer:
Residential mortgage, excluding home equity mortgages	1,286	1,551	1,595
Home equity mortgages	174	184	173

Total residential mortgages(1)	1,460	1,735	1,768
Private label card receivables	478	510	622
Credit card receivables	449	515	587
Auto finance	27	33	48
Other consumer	13	16	18

Total consumer	2,427	2,809	3,043

Total	$3,083	$3,532	$3,997

Delinquency Ratio:
Commercial	2.11%	2.33%	3.04%
Consumer:
Residential mortgage, excluding home equity mortgages	8.84	10.59	10.56
Home equity mortgages	4.38	4.55	4.15

Total residential mortgages(1)	7.88	9.28	9.17
Private label card receivables	3.75	3.79	4.12
Credit card receivables	3.98	4.36	4.50
Auto finance	2.11	2.27	2.34
Other consumer	.96	1.14	1.20

Total consumer	5.37	6.00	5.97

Total	4.04%	4.53%	4.85%

(1)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	June 30,	March 31,	December 31,
	2010	2010	2009

	(dollars are in millions)

Dollars of Delinquency:
Interest-only loans	$164	$214	$236
ARM loans	535	634	802
Delinquency Ratio:
Interest-only loans	5.79%	7.26%	6.94%
ARM loans	6.71	7.94	9.58

Our total two-months-and-over contractual delinquency ratio decreased 49 basis points as compared to the prior quarter. Our two-months-and-over contractual delinquency ratio for consumer loans decreased to 5.37 percent at June 30, 2010 as compared to 6.00 percent at March 31, 2010. Dollars of delinquency fell across all consumer

HSBC USA Inc.

portfolios, particularly in residential mortgage as well as private label card and credit card receivables while outstanding loan balances also declined. Dollars of delinquency in our private label card and credit card receivable portfolios fell reflecting lower outstanding balances due to the continued impact of actions previously taken to tighten underwriting and reduce risk in these portfolios, increased focus by consumers to paydown credit card debt. The lower dollars of delinquency also resulted from continued improvement in early stage delinquency roll rates. The decrease in our residential mortgage loan delinquency since March 31, 2010 reflects continued stabilization of the real estate markets including loss severities and improving economic conditions, as well as the sale of $215 million of delinquent subprime mortgage whole loans during the quarter. Overall delinquency levels however, continue to be impacted by elevated unemployment levels.

Our commercial two-months-and-over contractual delinquency ratio improved 22 basis points since March 31, 2010 driven by a decline in dollars of delinquency as balances related to certain problem loans were reduced.

Compared to December 31, 2009, our delinquency ratio decreased 81 basis points at June 30, 2010, largely due to lower dollars of delinquency and improved economic conditions as discussed above.

Net Charge-offs of Loans The following table summarizes net charge-off dollars as well as the net charge-off of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	June 30,	March 31,	June 30,
	2010	2010	2009

	(dollars are in millions)

Net Charge-off Dollars:
Commercial	$79	$99	$76
Consumer:
Residential mortgage, excluding home equity mortgages	46	48	50
Home equity mortgages	30	36	50

Total residential mortgages	76	84	100
Private label card receivables	251	293	328
Credit card receivables	301	335	238
Auto finance	14	24	20
Other consumer	13	17	22

Total consumer	655	753	708

Total	$734	$852	$784

Net Charge-off Ratio:
Commercial	1.07%	1.29%	.87%
Consumer:
Residential mortgage, excluding home equity mortgages	1.36	1.43	1.34
Home equity mortgages	2.99	3.56	4.44

Total residential mortgages	1.74	1.92	2.06
Private label card receivables	7.68	8.29	8.54
Credit card receivables	10.38	10.93	6.84
Auto finance	4.10	6.11	3.05
Other consumer	3.88	4.93	5.32

Total consumer	5.83	6.43	5.34

Total	3.94%	4.40%	3.56%

HSBC USA Inc.

Our net charge-off ratio as a percentage of average loans decreased 46 basis points compared to the prior quarter primarily due to lower residential mortgage and private label card and credit card charge-offs. We experienced lower dollars of charge-off in all loan categories as compared to the prior quarter, driven by lower receivable levels and improved credit quality. These favorable trends were partially offset by the impact from continued high unemployment levels and portfolio seasoning.

Charge-off dollars and ratios decreased in the residential mortgage loan portfolio compared to the prior quarter reflecting lower outstanding balances and continued moderation in loss severities as the real estate markets have stabilized in most areas. Charge-off dollars and ratios for private label card and credit card receivables also declined compared to the prior quarter due to lower receivable balances, including increased focus by customers to paydown debt as well as improving credit quality resulting from actions previously taken to reduce risk in the portfolio.

Commercial charge-off dollars and ratios decreased compared to the first quarter of 2010 as charge-offs in middle market and business banking were lower, based on improving trends in portfolio quality.

Compared to the year-ago quarter, our charge-off ratio increased 38 basis points, driven largely by higher credit card charge-offs as charge-off levels in this book during the second quarter of 2009 were positively impacted by the purchase of the GM and UP portfolio, a portion of which was recorded at fair value, net of anticipated future losses at the time of acquisition. This resulted in a substantial amount of average credit card receivables outstanding during the second quarter of 2009 without a proportional amount of credit card charge-offs. The portion of the portfolio not subject to this accounting and newly generated receivables are now seasoning, resulting in increased charge-offs during the second quarter of 2010 compared to 2009 levels. Our auto finance net charge-off ratio increased as compared to the year-ago quarter as the non-delinquent receivables purchased from HSBC Finance in January 2009 continue to season and migrate to charge-off. Our commercial charge-off ratio increased compared to the prior year period as charge-off levels remained flat while average outstanding balances declined.

HSBC USA Inc.

Nonperforming Assets Nonperforming assets are summarized in the following table.

	June 30,	March 31,	December 31,
	2010	2010	2009

	(dollars are in millions)

Nonaccrual loans:
Commercial:
Construction and land loans	$401	$453	$477
Other real estate	237	185	167
Other commercial	255	372	623

Total commercial	893	1,010	1,267
Consumer:
Residential mortgages, excluding home equity mortgages	921	934	875
Home equity mortgages	92	105	107

Total residential mortgages	1,013	1,039	982
Credit card receivables	3	3	3
Auto finance	27	32	40
Others	9	9	9

Total consumer loans	1,052	1,083	1,034
Nonaccrual loans held for sale	224	432	446

Total nonaccruing loans	2,169	2,525	2,747

Accruing loans contractually past due 90 days or more:
Total commercial	98	96	166
Consumer:
Private label card receivables	348	375	449
Credit card receivables	332	376	429
Auto finance	-	-	-
Other consumer	27	29	31

Total consumer loans	707	780	909

Total accruing loans contractually past due 90 days or more	805	876	1,075

Total nonperforming loans	2,974	3,401	3,822
Other real estate and owned assets	138	79	72

Total nonperforming assets	$3,112	$3,480	$3,894

Allowance for credit losses as a percent of nonperforming loans(1)
Commercial	70.41%	69.34%	65.44%
Consumer	128.01	131.87	150.45

(1)	Represents our commercial or consumer allowance for credit losses, as appropriate divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more. Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of cost or market.

Decreases in nonperforming loans at June 30, 2010 as compared to March 31 2010 and December 31, 2009 are related primarily to commercial loans. Commercial nonaccrual loans decreased as compared to both periods due largely to managed reductions in certain exposures and stabilization of credit quality in certain components of the book. Decreases in accruing loans past due 90 days or more since March 31, 2010 and December 31, 2009 reflect lower outstanding balances and improvements in credit quality including lower dollars of delinquency in those

HSBC USA Inc.

periods. During the second quarter of 2010, we also experienced a significant decline in non-accrual loans held for sale largely due to the sale of $215 million of non-accrual subprime mortgage loans during the quarter.

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

	June 30,		March 31,		December 31,
	2010		2010		2009

	(in millions)

Impaired commercial loans:
Balance at end of period	$970	(1)	$1,146	(1)	$1,458	(1)
Amount with impairment reserve	638		835		1,127
Impairment reserve	298		305		336

(1)	Includes TDR Loans of $123 million, $103 million and $88 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively.

Criticized Assets Criticized asset classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. The following facility grades are deemed to be criticized. Criticized assets are summarized in the following table.

		Increase (Decrease) from
	June 30,	March 31, 2010		December 31, 2009
	2010	Amount	%	Amount	%

	(dollars are in millions)

Special mention:
Commercial loans	$2,825	$56	2.0%	$(184)	(6.1)%
Substandard:
Commercial loans	2,787	(459)	(14.1)	(736)	(20.9)
Consumer loans	1,951	(97)	(4.7)	(158)	(7.5)

Total substandard	4,738	(556)	(10.5)	(894)	(15.9)
Doubtful:
Commercial loans	233	(91)	(28.1)	(271)	(53.8)

Total	$7,796	$(591)	(7.0)%	$(1,349)	(14.8)%

The decreases in criticized commercial loans in the first and second quarters of 2010 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the quarter as well as paydowns related to certain exposures.

HSBC USA Inc.

Geographic Concentrations Regional exposure at June 30, 2010 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
	Estate Loans	Loans	Receivables

New York State	46.5%	37.9%	10.9%
North Central United States	4.0	8.6	27.4
North Eastern United States	10.4	9.5	14.7
Southern United States	21.7	18.4	26.4
Western United States	16.9	25.6	20.2
Other	.5	-	.4

Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Effective liquidity management is defined as making sure we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA Inc. to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for the balance sheet of HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans.

As a result of the recent economic turmoil, we continue to reduce our reliance on debt capital markets and to increase deposits. During the first half of 2010, we retired long-term debt totaling $1.5 billion and deposits increased 3 percent. We continue to manage our overall balance sheet by reducing low margin investments and deposits while continuing to manage the overall balance sheet risk.

Interest bearing deposits with banks totaled $14.1 billion and $20.1 billion at June 30, 2010 and December 31, 2009, respectively.

Federal funds sold and securities purchased under agreements to resell totaled $15.5 billion and $1.0 billion at June 30, 2010 and December 31, 2009, respectively. Balances increased during the six months ended June 30, 2010 as we redeployed surplus liquidity using repurchase agreements.

Short-term borrowings totaled $16.0 billion and $6.5 billion at June 30, 2010 and December 31, 2009, respectively. See “Balance Sheet Review” for further analysis and discussion on short-term borrowing trends.

Deposits totaled $121.6 billion and $118.3 billion at June 30, 2010 and December 31, 2009, respectively. See “Balance Sheet Review” for further analysis and discussion on deposit trends.

Long-term debt decreased to $17.8 billion at June 30, 2010 from $18.0 billion at December 31, 2009. The following table summarizes issuances and retirements of long term debt during the six months ended June 30, 2010 and 2009:

Six Months Ended June 30,	2010	2009

	(in millions)

Long-term debt issued	$1,210	$1,554
Long-term debt retired	(1,499)	(5,481)

Net long-term debt (retired)	$(289)	$(3,927)

HSBC USA Inc.

Issuances of long-term debt during the first half of 2010 included $1,210 million, of which $253 million was issued by HSBC Bank USA.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. We are currently authorized to issue up to $15 billion, of which $5.4 billion is available at June 30, 2010. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $19.7 billion is available at June 30, 2010.

As a member of the New York Federal Home Loan Bank (FHLB), we have a secured borrowing facility which is collateralized by residential and commercial mortgage loans and investment securities. At June 30, 2010 and at December 31, 2009, long-term debt included $1.0 billion under this facility. The facility also allows access to further borrowings of up to $2.0 billion based upon the amount pledged as collateral with the FHLB.

At June 30, 2010 and December 31, 2009, we had a $2.5 billion unused line of credit with HSBC Bank plc, a HSBC U.K.-based subsidiary, to support issuances of commercial paper.

At June 30 2010, credit card receivables and restricted available-for-sale investments totaling $2.7 billion secured $2.2 billion of outstanding public debt and conduit facilities. At December 31, 2009, private label card receivables, credit card receivables and restricted available-for-sale investments totaling $3.9 billion secured $3.0 billion of outstanding public debt and conduit facilities. Public debt associated with these transactions totaled $1.3 billion and $1.8 billion at June 30, 2010 and December 31, 2009, respectively. The public debt is expected to be fully paid in the second half of 2010.

At June 30, 2010, we had conduit credit facilities with commercial and investment banks under which our operations may issue securities up to $2.2 billion backed with private label card and credit card receivables. The facilities are annually renewable at the providers’ option. At June 30, 2010, credit card receivables of $1.2 billion were used to collateralize $900 million of funding transactions structured as secured financings under these funding programs. At December 31, 2009, private label card and credit card receivables of $1.7 billion were used to collateralize $1.2 billion of funding transactions structured as secured financings under these funding programs. For the conduit credit facilities that have renewed during the past six months, pricing has declined compared to 2009 but is still elevated by historical standards. Available-for-sale investments included $1.3 billion and $1.1 billion at June 30, 2010 and December 31, 2009, respectively, which were restricted for the sole purpose of paying down certain secured financings at the established payment date.

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

Common Equity During the six months ended June 30, 2010, no capital contributions were made to us by HNAI, our immediate parent.

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

	June 30,		December 31,
	2010		2009

Tier 1 capital to risk weighted assets	10.79	%(1)	9.61%
Tier 1 capital to average assets	7.34		7.59
Total equity to total assets	8.80		8.87

(1)	Effective January 1, 2010, we began consolidating a commercial paper conduit managed by HSBC Bank USA as a result of adopting new guidance related to the consolidation of variable interest entities. Since we elected to adopt the transition mechanism for Risk Based Capital requirements, there was no change to the Tier 1 capital ratios for the first half of 2010. Had we fully transitioned to the Risk Based Capital requirements at June 30, 2010, our Tier 1 capital ratios would not have been significantly impacted. See Note 16, “Variable Interest Entities,” in the accompanying consolidated financial statements for further discussion of the consolidation of this entity and related impacts.

We and HSBC Bank USA are required to meet minimum capital requirements established by the principal regulators. Risk-based capital amounts and ratios are presented in Note 14, “Regulatory Capital,” in the accompanying consolidated financial statements

HSBC USA Inc. manages capital in accordance with the HSBC Group policy. HSBC North America and HSBC Bank USA have each approved an Internal Capital Adequacy Assessment Process (“ICAAP”) that works in conjunction with the HSBC Group’s ICAAP. The ICAAP evaluates regulatory capital adequacy, economic capital adequacy, rating agency requirements and capital adequacy under a stress scenario. Our initial approach is to meet our capital needs for this stress scenario locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent, in accordance with HSBC’s capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital ratios and fund certain tax planning strategies.

Subject to regulatory approval, HSBC North America will be required to adopt Basel II provisions no later than April 1, 2011. HSBC USA will not report separately under the new rules, but HSBC Bank USA will report under the new rules on a stand-alone basis. Whether any increase in regulatory capital will be required prior to the Basel II adoption date will depend upon our prevailing risk profile. Adoption must be preceded by a parallel run period of at least four quarters, and requires the approval of U.S. regulators. This parallel run, which was initiated in January 2010, encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. HSBC Bank USA will seek regulatory approval for adoption when the program enhancements have been completed which may extend beyond April 1, 2011.

HSBC Bank USA is subject to restrictions that limit the transfer of funds to HSBC USA Inc. and its nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates are also required to be on arm’s length terms.

As part of the regulatory approvals with respect to the GM and UP receivable purchases completed in January 2009, we and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. During the first half of 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. As discussed above, we have established an Internal Capital Adequacy Assessment

HSBC USA Inc.

Process (“ICAAP”). Under ICAAP, capital adequacy is evaluated through the examination of regulatory capital ratios (measured under current and Basel II rules), economic capital and stress testing. The results of the ICAAP are forwarded to HSBC and, to the extent that this evaluation identifies potential capital needs, incorporated into the HSBC capital management process. HSBC has provided capital support in the past and has indicated its commitment and capacity to fund the needs of the business in the future.

2010 Funding Strategy Our current range of estimates for funding needs and sources for 2010 are summarized in the following table.

	Actual	Estimated
	January 1	July 1
	through	through	Estimated
	June 30,	December 31,	Full Year
	2010	2010	2010

	(in billions)

Funding needs:
Net loan growth (attrition), excluding asset transfers	$(2)	$3	$1
Long-term debt maturities	-	1	1
Secured financings, including conduit facility maturities	2	1	3

Total funding needs	$-	$5	$5

Funding sources:
Cash from operations	$-	$-	$-
Core deposit growth	2	1	3
Other deposit growth	8	(5)	3
Long-term debt issuance	-	2	2
Short-term funding/investments	(11)	6	(5)
Secured financings, including conduit facility renewals	1	1	2

Total funding sources	$-	$5	$5

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

For further discussion relating to our sources of liquidity and contingency funding plan, see the caption “Risk Management” in this MD&A and in the 2009 Form 10-K.

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

	Balance at June 30, 2010
	One	Over One	Over		Balance at
	Year	through	Five		December 31,
	or Less	Five Years	Years	Total	2009

	(in billions)

Standby letters of credit, net of participations(1)	$5.0	$2.4	$-	$7.4	$7.6
Commercial letters of credit	1.0	-	-	1.0	.7
Credit derivatives considered guarantees(2)	47.2	283.4	51.1	381.7	387.2
Other commitments to extend credit:
Commercial	17.5	28.3	1.5	47.3	48.9
Consumer	7.0	-	-	7.0	6.9

Total	$77.7	$314.1	$52.6	$444.4	$451.3

(1)	Includes $745 million and $774 million issued for the benefit of HSBC affiliates at June 30, 2010 and December 31, 2009, respectively.

(2)	Includes $48.7 billion and $57.3 billion issued for the benefit of HSBC affiliates at June 30, 2010 and December 31, 2009, respectively.

We provide liquidity support to a number of multi-seller and single seller asset backed commercial paper conduits (“ABCP conduits”). The tables below present information on our liquidity facilities with ABCP conduits at June 30, 2010. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” for additional information on these ABCP conduits.

		Conduit		Conduit
	Maximum	Assets(1)	Weighted	Funding(1)	Weighted
	Exposure	Total	Average Life	Commercial	Average Life
Conduit Type	to Loss	Assets	(Months)	Paper	(Days)

	(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$870	$754	40	$741	14
Third-party sponsored:
Single-seller	554	6,963	38	6,643	45

Total	$1,424	$7,717		$7,384

(1)	For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented above represent the total assets and funding of the conduit.

HSBC USA Inc.

	Average
	Asset	Average Credit Quality(1)
Asset Class	Mix	AAA	AA+/AA	A	A−	BB/BB−	B−

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	22%	35%	-%	-%	65%	-%	-%
Trade receivables	12	100	-	-	-	-	-
Credit card receivables	66	30	-	70	-	-	-

Total	100%	40%	-%	46%	14%	-%	-%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	97%	3%	-%	-%	-%	-%

Total	100%	97%	3%	-%	-%	-%	-%

(1)	Credit quality is based on external credit ratings, when available, at June 30, 2010. When not available, credit quality is based on our internal ratings. Our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the first half of 2010, U.S. asset backed commercial paper volumes stabilized as there are signs that most major bank conduit sponsors are extending new financing to clients but at a slower pace. Credit spreads in the multi-seller conduit market have generally trended lower since the beginning of the year following a pattern that is prevalent across the U.S. credit markets. In the ABCP market, the success of the Term Asset-Backed Securities Loan Facility program revived the term ABS market and has been the primary catalyst for the lowering of spreads in the ABCP market. The lower supply of ABCP has led to greater investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.

The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements. As a result of specific difficulties in the Canadian asset backed commercial paper markets, we entered into various agreements during 2007 modifying obligations with respect to these facilities.

Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders and endorsed by the Canadian justice system in 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $375 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HSBC Bank USA derivatives transactions with the previous conduit vehicles have been assigned to new Master Conduit Vehicles. Under the restructuring, collateral provided to us to mitigate the derivatives exposures is significantly higher than it was prior to the restructuring.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of $300 million (denominated in Canadian dollars) and provide a $94 million credit facility. As of June 30, 2010 this credit facility was undrawn and approximately $282 million (U.S. dollars) of long-term securities were held. At December 31, 2009, approximately $1 million of the credit facility was drawn and $285 million (U.S. dollars) of long term securities were held. The change in value of securities held from December 31, 2009 was due to exchange rate fluctuations between the U.S. dollar and the Canadian dollar.

As of June 30, 2010 and December 31, 2009, other than the facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements.

HSBC USA Inc.

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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $146 million and $180 million in the fair value of financial liabilities during three and six months ended June 30, 2010, respectively, compared to an increase of $289 million and $150 million in the prior year periods.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the loss on debt designated at fair value and related derivatives for the six months ended June 30, 2010 should not be considered indicative of the results for any future period.

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

HSBC USA Inc.

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

HSBC USA Inc.

established, which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of June 30, 2010 and December 31, 2009, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Transfers between leveling categories are recognized at the end of each reporting period.

Material Transfers Into (Out of) Level 1 and Level 2 Measurements During the three and six months ended June 30, 2010, there were no material transfers into or out of Level 1 and Level 2 measurements.

Level 3 Measurements The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009

	(dollars are in millions)

Level 3 assets(1)(2)	$7,525	$9,179
Total assets measured at fair value(3)	130,451	111,231
Level 3 liabilities	4,282	3,843
Total liabilities measured at fair value(1)	86,293	74,120
Level 3 assets as a percent of total assets measured at fair value	5.8%	8.3%
Level 3 liabilities as a percent of total liabilities measured at fair value	5.0%	5.2%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes $6.5 billion of recurring Level 3 assets and $1.0 billion of non-recurring Level 3 assets at June 30, 2010 and $7.4 billion of recurring Level 3 assets and $1.8 billion of non-recurring Level 3 assets at December 31, 2009.

(3)	Includes $130.5 billion of assets measured on a recurring basis and $1.3 billion of assets measured on a non-recurring basis at June 30, 2010 and $108.6 billion of non-recurring Level 3 assets and $2.7 billion of non-recurring Level 3 assets at December 31, 2009.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in 2007 and continuing into 2009, the creditworthiness of the monoline insurers had deteriorated significantly. However, beginning in the second half of 2009 and continuing in the first half of 2010, the deterioration previously experienced began to ease. As a result, we made a $73 million positive credit risk adjustment and a $158 million negative credit risk adjustment to the fair value of our credit default swap contracts during the six months ended June 30, 2010 and 2009, respectively, which is reflected in trading revenue (loss). We have recorded a cumulative credit adjustment reserve of $398 million against our monoline exposure at June 30, 2010 compared to a $1,007 million credit adjustment reserve at December 31, 2009.

Loans As of June 30, 2010 and December 31, 2009, we have classified $501 million and $793 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $17 million and a

HSBC USA Inc.

gain of $60 million for such mortgage loans during the three and six months ended June 30, 2010, respectively, compared to losses of $68 million and $154 million during the year-ago periods. The changes in fair value are recorded as other revenues in the consolidated statement of income (loss).

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the six months ended June 30, 2010, we transferred $225 million of mortgage and other asset-backed securities from Level 2 to Level 3 as the availability of observable inputs continued to decline and the discrepancy in valuation per independent pricing services increased. In addition, we transferred $218 million of credit derivatives from Level 2 to Level 3 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps.

During the six months ended June 30, 2010, we transferred $184 million of corporate bonds from Level 3 to Level 2 due to the availability of observable inputs in the market including broker and independent pricing service valuations. In addition, we transferred $369 million of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded equity derivative is no longer unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

See Note 18, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2010 and 2009 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of June 30, 2010:

Asset-backed securities backed by consumer finance collateral:

			Prime		Alt-A		Sub-prime
Credit Quality of Collateral:			Prior to	2006 to	Prior to	2006 to	Prior to	2006 to
Year of Issuance:		Total	2006	Present	2006	Present	2006	Present

		(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$178	$-	$-	$3	$172	$3	$-
	Auto loans	14	-	-	14	-	-	-
	Student loans	22	-	-	22	-	-	-
	Residential mortgages	494	4	-	154	-	336	-
	Commercial mortgages	575	-	-	88	487	-	-
	Other	21	-	-	21	-	-	-

	Total AAA	1,304	4	-	302	659	339	-

AA	Home equity loans	9	-	-	-	9	-	-
	Residential mortgages	35	-	-	35	-	-	-
	Student loans	13	-	-	13	-	-	-
	Other	38	-	-	38	-	-	-

	Total AA	95	-	-	86	9	-	-

A	Home equity loans	2	-	-	2	-	-	-
	Residential mortgages	24	-	-	12	9	-	3
	Commercial mortgages	10	-	-	-	10	-	-
	Other	48	-	-	48	-	-	-

	Total A	84	-	-	62	19	-	3

BBB	Home equity loans	105	-	-	5	100	-	-
	Residential mortgages	135	30	-	61	44	-	-
	Other	-	-	-	-	-	-	-

	Total BBB	240	30	-	66	144	-	-

BB	Home equity	29	-	-	-	27	2	-
	Residential mortgages	40	-	-	13	27	-	-

	Total BB	69	-	-	13	54	2	-

B	Auto loans	7	-	-	7	-	-	-
	Residential mortgages	44	-	-	-	44	-	-

	Total B	51	-	-	7	44	-	-

CCC	Home equity loans	80	-	-	-	80	-	-
	Residential mortgages	101	-	-	20	81	-	-

	Total CCC	181	-	-	20	161	-	-

CC	Residential mortgages	9	-	-	-	9	-	-

D	Home equity loans	16	-	-	1	15	-	-
	Residential mortgages	16	-	-	-	16	-	-

	Total D	32	-	-	1	31	-	-

Unrated	Home equity loans	5	-	-	-	5	-	-
	Residential mortgages	4	-	-	4	-	-	-
	Other	17	-	-	-	17	-	-

		$2,091	$34	$-	$561	$1,152	$341	$3

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit Quality of Collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated

		(in millions)

Rating of securities:	Collateral type:
	Corporate loans	$342	$-	$-	$342	$-	$-
	Residential mortgages	7	-	-	-	-	7
	Commercial mortgages	219	-	-	167	52	-
	Trust preferred	160	-	160	-	-	-
	Aircraft leasing	63	-	-	-	-	63
	Other	-	-	-	-	-	-

		791	$-	$160	$509	$52	$70

	Total asset-backed securities	$2,883

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $274 million or a decrease of the overall fair value measurement of approximately $286 million as of June 30, 2010. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

HSBC USA Inc.

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

	June 30,	December 31,
	2010	2009

	(in millions)

Risk associated with derivative contracts:
Total credit risk exposure	$39,143	$39,856
Less: collateral held against exposure	3,954	3,890

Net credit risk exposure	$35,189	$35,966

Liquidity Risk Management There have been no material changes to our approach towards liquidity risk management since December 31, 2009. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K for a more complete discussion of our approach to liquidity risk. Although our overall approach to liquidity management has not changed, we continue to enhance our implementation of that approach to reflect best practices. The past few years have suggested that in a market crisis, traditional sources of crisis liquidity such as secured lending and deposits with other banks may not be available. Similarly, the current regulatory initiatives are suggesting banks need to retain a portfolio of extremely high quality liquid assets. Consistent with these items, we are expanding our portfolio of high quality sovereign and sovereign guaranteed securities.

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

Our liquidity management approach includes increased deposits, potential sales (e.g. residential mortgage loans), and securitizations/conduits (e.g. credit cards) in liquidity contingency plans. Total deposits increased $3.2 billion during the six months ended June 30, 2010. Online savings account growth was $464 million during the six months ended June 30, 2010.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At June 30, 2010, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(*)

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA-	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA	AA	AA

*	Dominion Bond Rating Service.

As of June 30, 2010, there are no pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.

Interest Rate Risk Management Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K under the caption “Risk Management.” There have been no material changes to our approach towards interest rate risk management since December 31, 2009.

Present Value of a Basis Point (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009

	(in millions)

Institutional PVBP movement limit	$6.5	$6.5
PVBP position at period end	3.5	.5

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009

	(values as a percentage)

Institutional economic value of equity limit	+/-15	+/-20
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	(4)	(4)
Change resulting from an immediate 200 basis point decrease in interest rates	(6)	(3)

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

	June 30,		December 31,
	2010		2009

	Amount	%	Amount	%

	(dollars are in millions)

Projected change in net interest income (reflects projected rate movements on January 1):
Institutional base earnings movement limit		(10)%		(10)%
Change resulting from a gradual 100 basis point increase in the yield curve	$111	2	$(17)	-
Change resulting from a gradual 100 basis point decrease in the yield curve	(245)	(5)	(65)	(1)
Change resulting from a gradual 200 basis point increase in the yield curve	159	3	5	-
Change resulting from a gradual 200 basis point decrease in the yield curve	(433)	(9)	(105)	(2)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	149	3	20	-
Change resulting from an immediate 100 basis point decrease in the yield curve	(342)	(7)	(95)	(2)
Change resulting from an immediate 200 basis point increase in the yield curve	159	3	(14)	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(353)	(7)	(179)	(3)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of June 30, 2010, we had an available-for-sale securities portfolio of approximately $36.0 billion with a net positive mark-to-market of $1.0 billion included in tangible common equity of $11.8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $216 million to a net gain of $784 million with the following results on the tangible capital ratios. As of December 31, 2009, we had an available-for-sale securities portfolio of approximately $27.8 billion with a net negative mark-to-market of $235 million included in tangible common equity of $11.1 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $248 million to a net loss of $483 million with the following results on the tangible capital ratios.

HSBC USA Inc.

	June 30,		December 31,
	2010		2009

	Actual	Proforma(1)	Actual	Proforma(1)

Tangible common equity to tangible assets	6.41%	6.34%	6.60%	6.40%
Tangible common equity to risk weighted assets	9.29	9.18	8.26	8.00

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

Market Risk Management There have been no material changes to our approach towards market risk management since December 31, 2009. See “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K for a more complete discussion of our approach to market risk.

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

The following table summarizes trading VAR for the six months ended June 30, 2010:

		Six Months Ended June 30, 2010

	June 30,				December 31,
	2010	Minimum	Maximum	Average	2009

	(in millions)

Total trading	$33	$25	$60	$37	$38
Equities	1	-	1	-	-
Foreign exchange	4	1	9	4	2
Interest rate directional and credit spread	28	23	53	32	33

HSBC USA Inc.

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during the six months ended June 30, 2010. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the six months ended June 30, 2010 shows that the largest daily gain was $18 million and the largest daily loss was $9 million.

	Below	$(5)	$0 to	$5 to	Over
Ranges of Daily Treasury Trading Revenue Earned from Market Risk-Related Activities	$(5)	to $0	$5	$10	$10

Number of trading days market risk-related revenue was within the stated range	7	39	53	20	6

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

The following table summarizes non-trading VAR for the six months ended June 30, 2010, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

		Six Months Ended June 30, 2010

	June 30,				December 31,
	2010	Minimum	Maximum	Average	2009

	(in millions)

Interest rate	$125	$101	$142	$124	$114

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

	June 30,	December 31,
	2010	2009

	(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1):
Value of hedged MSRs portfolio	$317	$450
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(16)
Calculated change in net market value	12	(1)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	7	2
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	11	4

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the six months ended June 30, 2010. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

	Below	$(2) to	$0 to	$2 to	Over
Ranges of Mortgage Economic Value from Market Risk-Related Activities	$(2)	$0	$2	$4	$4

Number of trading weeks market risk-related revenue was within the stated range	3	4	11	6	2

Operational Risk Operational risk is inherent in all of our business activities. Management of operational risk includes the ongoing review of our businesses in an effort to identify opportunities to mitigate certain inherent risks in existing operations.

Operational risk includes both legal risk and compliance risk. Due to the increasing scale and complexity of our regulatory environment, and consistent with the suggestion of our regulators and the organizational model of HSBC, in the second quarter of 2010, the Compliance and Legal functions in North America were divided into two separate functions, whereas before Compliance had reported to Legal. The Compliance function will continue to report to the HSBC Head of Group Compliance as well as functionally to the CEO of HSBC North America. The HSBC Head of Group Compliance has been appointed as the Acting Head of Compliance, North America Region until such time as a permanent Head of HSBC Compliance, North America Region is appointed. Additional steps have been taken to further strengthen our compliance risk management approach, including the strengthening of the Anti-Money Laundering (“AML”) Office with responsibility for the guidance and oversight of AML risk management activities within HSBC North America and its subsidiaries, including HSBC USA. Efforts to strengthen the Compliance function will continue.

Fiduciary Risk There have been no material changes to our approach towards fiduciary risk management since December 31, 2009.

Reputational Risk There have been no material changes to our approach towards reputational risk management since December 31, 2009.

Strategic Risk There have been no material changes to our approach towards strategic risk management since December 31, 2009.

HSBC USA Inc.

Consolidated Average Balances and Interest Rates

The following table shows the quarter-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three Months Ended June 30,

	2010			2009

	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$30,705	$21	0.28%	$11,269	$9	0.31%
Federal funds sold and securities purchased under resale agreements	4,368	8	0.75	9,120	13	0.61
Trading assets	6,384	35	2.23	4,608	51	4.45
Securities	40,292	275	2.73	24,511	227	3.71
Loans:
Commercial	31,265	240	3.08	36,172	327	3.64
Consumer:
Residential mortgages	14,628	172	4.71	18,439	232	5.06
HELOCs and home equity mortgages	4,012	33	3.26	4,524	38	3.28
Private label card receivables	13,113	331	10.14	15,415	411	10.69
Credit cards	11,629	246	8.50	13,963	317	9.10
Auto finance	1,365	61	17.83	2,624	119	18.21
Other consumer	1,369	26	7.42	1,699	18	4.29

Total consumer	46,116	869	7.55	56,664	1,135	8.03

Total loans	77,381	1,109	5.74	92,836	1,462	6.32

Other	5,256	12	0.90	8,862	13	0.55

Total earning assets	164,386	$1,460	3.56%	151,206	$1,775	4.71%

Allowance for credit losses	(3,171)			(3,666)
Cash and due from banks	2,577			2,478
Other assets	26,031			23,074

Total assets	$189,823			$173,092

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$54,170	$100	0.73%	$47,006	$149	1.27%
Other time deposits	16,532	41	0.99	19,472	103	2.11
Deposits in foreign offices:
Foreign banks deposits	9,453	6	0.27	9,709	3	0.12
Other interest bearing deposits	20,993	5	0.10	15,061	12	0.33

Total interest bearing deposits	101,148	152	0.60	91,248	267	1.17

Short-term borrowings	18,718	22	0.47	9,198	15	0.69
Long-term debt	17,688	148	3.36	23,826	210	3.53

Total interest bearing liabilities	137,554	322	0.94	124,272	492	1.59

Net interest income/Interest rate spread		$1,138	2.62%		$1,283	3.12%

Noninterest bearing deposits	21,460			20,193
Other liabilities	14,875			14,938
Total shareholders’ equity	15,934			13,689

Total liabilities and shareholders’ equity	$189,823			$173,092

Net interest margin on average earning assets			2.78%			3.40%
Net interest margin on average total assets			2.40%			2.97%

(1)	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended June 30, 2010 and 2009 included fees of $16 million and $32 million, respectively.

HSBC USA Inc.

The following table shows the year-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Six Months Ended June 30,

	2010			2009

	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$32,277	$43	0.27%	$11,604	$16	0.28%
Federal funds sold and securities purchased under resale agreements	3,436	14	0.84	9,553	30	0.64
Trading assets	5,894	67	2.30	4,777	110	4.66
Securities	36,452	522	2.89	25,176	510	4.09
Loans:
Commercial	31,835	485	3.07	36,876	653	3.57
Consumer:
Residential mortgages	14,724	348	4.77	19,258	492	5.15
HELOCs and home equity mortgages	4,057	66	3.28	4,539	76	3.36
Private label card receivables	13,716	693	10.19	15,896	825	10.47
Credit cards	12,026	534	8.95	13,656	669	9.87
Auto finance	1,614	143	17.90	2,609	234	18.11
Other consumer	1,403	51	7.32	1,758	59	6.81

Total consumer	47,540	1,835	7.79	57,716	2,355	8.23

Total loans	79,375	2,320	5.89	94,592	3,008	6.41

Other	6,025	23	0.78	9,138	24	0.51

Total earning assets	163,459	$2,989	3.69%	154,840	$3,698	4.82%

Allowance for credit losses	(3,472)			(3,362)
Cash and due from banks	2,616			2,550
Other assets	24,140			25,336

Total assets	$186,743			$179,364

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$53,569	$204	0.77%	$46,822	$323	1.39%
Other time deposits	17,075	89	1.04	20,096	222	2.23
Deposits in foreign offices:
Foreign banks deposits	9,476	11	0.23	10,684	6	0.11
Other interest bearing deposits	20,758	11	0.11	15,673	29	0.37

Total interest bearing deposits	100,878	315	0.63	93,275	580	1.25

Short-term borrowings	17,787	43	0.49	9,979	34	0.70
Long-term debt	17,658	288	3.29	25,175	447	3.58

Total interest bearing liabilities	136,323	646	0.96	128,429	1,061	1.67

Net interest income/Interest rate spread		$2,343	2.73%		$2,637	3.15%

Noninterest bearing deposits	21,373			20,574
Other liabilities	13,414			16,682
Total shareholders’ equity	15,633			13,679

Total liabilities and shareholders’ equity	$186,743			$179,364

Net interest margin on average earning assets			2.89%			3.43%
Net interest margin on average total assets			2.53%			2.96%

(1)	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the six months ended June 30, 2010 and 2009 included fees of $30 million and $44 million, respectively.

HSBC USA Inc.

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

Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Governmental and Regulatory Matters HSBC USA and HSBC Bank USA are subject to formal and informal investigations by, and have received subpoenas and/or requests for information from, various governmental and regulatory agencies relating to our business activities. In all such cases, we are cooperating fully and engaging in efforts to resolve these matters.

HSBC USA Inc.

We are the subject of ongoing examinations by the Office of the Comptroller of the Currency and the Federal Reserve Bank of Chicago, and inquiries, including grand jury subpoenas and other requests for information, by government agencies, including the U.S. Attorney’s Office and the U.S. Department of Justice. These examinations and inquiries pertain to, among other matters, our Global Banknotes business and our foreign correspondent banking business, and our compliance with Bank Secrecy Act (“BSA”), Anti-Money Laundering (“AML”) and Office of Foreign Assets Control requirements. In response to these matters, we have taken several initial steps to address the concerns of our regulators by enhancing risk management and strengthening processes and the supporting infrastructure in our BSA and AML functions. Actions initiated to date include, but are not limited to, those described under “Risk Management — Operational Risk” above. HSBC USA is committed to maintaining compliant and effective BSA and AML policies and procedures, and efforts to strengthen related functions will continue.

In connection with the resolution of these matters, it is likely we will be subject to some form of formal enforcement action concerning processes or governance relating to the subject areas, which may include a written agreement or a cease and desist order requiring additional remedial measures and further enhancements to our BSA and AML policies and procedures. If we are found to have violated the law, relevant authorities have the power to impose civil money penalties, fines and other financial penalties. We are unable at this time to determine the terms on which these matters will be resolved, the timing of any formal enforcement action, or the amount of fines or penalties, if any, that may be imposed by the regulators or agencies.

HSBC USA Inc.

Item 6. Exhibits

Exhibits included in this Report:

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HSBC USA Inc.

Index

Assets:
       by business segment  45
       consolidated average balances  138
       fair value measurements  56
       nonperforming  117
       trading  9
Asset-backed commercial paper conduits  51
Asset-backed securities  9, 10, 57, 129
Balance sheet:
       consolidated  4
       consolidated average balances  138
       review  83
Basel II  79
Basis of reporting  8, 80
Business:
       consolidated performance review  75
Capital:
       funding strategy  122
       common equity movements  120
       consolidated statement of changes  6
       regulatory capital  43
       selected capital ratios  43, 121
Cash flow (consolidated)  7
Cautionary statement regarding forward-looking
       statements  73
Collateral — pledged assets  56
Collateralized debt obligations  130
Commercial banking segment results (IFRSs)  45,
       104
Consumer finance segment results (IFRSs)  45, 103
Contingencies  56
Controls and procedures  140
Credit card fees  93
Credit quality  79, 110
Credit risk:
       adjustment  70
       component of fair value option  34, 97
       concentration  22
       exposure  132
       management  131
       related contingent features  31
       related guarantees  53
Current environment  73
Deferred tax assets  37
Deposits  87, 119
Derivatives:
       cash flow hedges  28
       fair value hedges  27
       notional value  32
       trading and other  29
Equity:
       consolidated statement of changes  6
       ratios  43, 121
Equity securities available-for-sale  10
Estimates and assumptions  8
Executive overview  73
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  57
       assets and liabilities recorded at fair value on a
          non-recurring basis  63
       control over valuation process  125
       financial instruments  64
       hierarchy  126
       transfers into/out of level one and two  58, 127
       transfers into/out of level two and three  58,
            127
       valuation techniques  65
Financial assets:
       designated at fair value  33
       reclassification under IFRSs  106
Financial highlights metrics  78
Financial liabilities:
       designated at fair value  33
       fair value of financial liabilities  57, 64
Forward looking statements  73
Funding  79, 122
Gains less losses from securities  18, 76, 95
Global Banking and Markets:
       balance sheet data (IFRSs)  45, 106
       loans and securities reclassified (IFRSs)  106
       segment results (IFRSs)  45
Geographic concentration of receivables  119
Goodwill  26
Guarantee arrangements  52
Impairment:
       available-for-sale securities  13
       credit losses  23, 77, 90
       nonperforming loans  117
       impaired loans  118
Income (loss) from financial instruments designated at
       fair value, net  34, 97
Income statement  3
Intangible assets  25
Income tax expense  35
Internal control  140
Interest rate risk  133
Key performance indicators  78
Legal proceedings  140
Leveraged finance transactions  33

HSBC USA Inc.

Liabilities:
       commitments, lines of credit  53
       deposits  87, 119
       financial liabilities designated at
          fair value  33
       long-term debt  88, 119
       short-term borrowings  88, 119
       trading  9, 86
Liquidity and capital resources  119
Liquidity risk  132
Litigation  140
Loans:
       by category  20, 84
       by charge-off (net)  115
       by delinquency  114
       criticized assets  118
       geographic concentration  119
       held for sale  24, 85
       impaired  118
       nonperforming  117
       overall review  84
       purchases from HSBC Finance  20, 40
       risk concentration  22
       troubled debt restructures  21, 118
Loan impairment charges — see Provision for
       credit losses
Loan-to-deposits ratio  78
Market risk  135
Market turmoil:
       current environment  73
       exposures  132
       impact on liquidity risk  119
       structured investment vehicles  50
       variable interest entities  48
Monoline insurers  17, 76, 106
Mortgage lending products  20, 84
Mortgage servicing rights  25
Net interest income  88
New accounting pronouncements  71
Off balance sheet arrangements  122
Operating expenses  99
Operational risk  137
Other revenue  92
Other segment results (IFRSs)  45, 109
Pension and other postretirement benefits  37
Performance, developments and trends  75
Personal financial services segment
       results (IFRSs)  45, 101
Pledged assets  56
Private banking segment results (IFRSs)  45, 107
Profit (loss) before tax:
       by segment — IFRSs  45
       consolidated  3
Provision for credit losses  77, 90
Ratios:
       capital  43, 121
       charge-off (net)  115
       credit loss reserve related  111
       earnings to fixed charges — Exhibit  12
       efficiency  77, 101
       financial  78
       loans-to-deposits  78
Reconciliation of U.S. GAAP results to IFRSs  45, 81
Refreshed loan-to-value  85
Related party transactions  38
Results of operations  88
Risk elements in the loan portfolio  22
Risk management:
       credit  131
       fiduciary  137
       interest rate  133
       liquidity  132
       market  135
       operational  137
       reputational  137
       strategic  137
Securities:
       fair value  10, 57
       impairment  13, 95
       maturity analysis  19
Segment results — IFRSs basis:
       personal financial services  101
       consumer finance  103
       commercial banking  104
       global banking and markets  106
       private banking  107
       other  109
       overall summary  44, 101
Selected financial data  78
Sensitivity:
       projected net interest income  134
Statement of changes in shareholders’ equity  6
Statement of changes in comprehensive income
(loss)  6
Statement of income (loss)  3
Table of contents  2
Tax expense  35
Trading:
       assets  9, 86
       derivatives  9, 86, 94
       liabilities  9, 86
       portfolios  9
Trading revenue (net)  94
Troubled debt restructures  21, 118
Value at risk  135
Variable interest entities  48

HSBC USA Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2010

HSBC USA Inc.
(Registrant)

/s/  JOHN T. MCGINNIS
John T. McGinnis
Executive Vice President and
Chief Financial Officer

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