Form 10-Q
period 2010-09-30
HSBC USA INC /MD/
filed 2010-11-05
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR
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

As of October 31, 2010, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA INC.

FORM 10-Q

HSBC USA Inc.

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Interest income:
Loans	$1,023	$1,370	$3,343	$4,378
Securities	311	233	823	731
Trading assets	33	52	100	162
Short-term investments	26	22	83	68
Other	12	11	35	35

Total interest income	1,405	1,688	4,384	5,374

Interest expense:
Deposits	139	224	454	804
Short-term borrowings	22	17	65	51
Long-term debt	153	187	441	634

Total interest expense	314	428	960	1,489

Net interest income	1,091	1,260	3,424	3,885
Provision for credit losses	245	1,006	912	3,247

Net interest income after provision for credit losses	846	254	2,512	638

Other revenues:
Credit card fees	226	333	708	1,032
Other fees and commissions	211	188	703	635
Trust income	26	30	79	92
Trading revenue	166	353	498	351
Net other-than-temporary impairment losses(1)	(4)	(26)	(45)	(84)
Other securities gains, net	37	5	59	299
Servicing and other fees from HSBC affiliates	44	35	117	112
Residential mortgage banking revenue (loss)	11	15	(106)	139
Gain (loss) on instruments designated at fair value and related derivatives	89	44	317	(201)
Other income (expense)	10	(82)	177	(154)

Total other revenues	816	895	2,507	2,221

Operating expenses:
Salaries and employee benefits	283	280	830	873
Support services from HSBC affiliates	479	386	1,455	1,228
Occupancy expense, net	66	60	202	211
Other expenses	194	193	594	668

Total operating expenses	1,022	919	3,081	2,980

Income (loss) before income tax expense	640	230	1,938	(121)
Income tax expense	223	69	667	56

Net income (loss)	$417	$161	$1,271	$(177)

(1)	During the three and nine months ended September 30, 2010, net other-than-temporary impairment (“OTTI”) on securities available-for-sale and held to maturity totaling $13 million in losses and $90 million in recoveries, respectively, were recognized which included $9 million in losses and $135 million in recoveries, respectively, recognized in accumulated other comprehensive income (“AOCI”), net of tax and $4 million and $45 million, respectively, of OTTI losses recognized in other revenues. During the three and nine months ended September 30, 2009, $28 million and $188 million, respectively, of gross OTTI losses on securities available-for-sale were recognized, of which $2 million and $104 million, respectively, were recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2010	2009

	(in millions)

Assets
Cash and due from banks	$2,939	$3,159
Interest bearing deposits with banks(1)	15,709	20,109
Federal funds sold and securities purchased under agreements to resell	11,432	1,046
Trading assets	31,164	25,815
Securities available-for-sale (includes $659 million and $1.1 billion at September 30, 2010 and December 31, 2009, respectively, collateralizing long-term debt)(1)	41,332	27,806
Securities held to maturity (fair value of $3.6 billion and $2.9 billion at September 30, 2010 and December 31, 2009, respectively, and includes $871 million at September 30, 2010 collateralizing short-term borrowings)(1)	3,344	2,762
Loans (includes $2.3 billion at September 30, 2010 and $2.7 billion at December 31, 2009 collateralizing debt)(1)	72,214	79,489
Less – allowance for credit losses	2,512	3,861

Loans, net	69,702	75,628

Loans held for sale (includes $1.5 billion and $1.1 billion designated under fair value option at September 30, 2010 and December 31, 2009, respectively)	2,452	2,908
Properties and equipment, net	516	533
Intangible assets, net	330	484
Goodwill	2,626	2,647
Other assets(1)	10,628	8,182

Total assets(1)	$192,174	$171,079

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$21,018	$20,813
Interest bearing (includes $6.6 billion and $4.2 billion designated under fair value option at September 30, 2010 and December 31, 2009, respectively)	71,156	69,894
Deposits in foreign offices:
Noninterest bearing	1,426	1,105
Interest bearing	25,346	26,525

Total deposits	118,946	118,337

Short-term borrowings(1)	20,046	6,512
Long-term debt (includes $5.5 billion and $4.6 billion designated under fair value option at September 30, 2010 and December 31, 2009, respectively, and $1.3 billion and $3.0 billion at September 30, 2010 and December 31, 2009, respectively, collateralized by loans and available-for-sale securities)(1)	18,559	18,008

Total debt	157,551	142,857

Trading liabilities	11,835	8,010
Interest, taxes and other liabilities(1)	5,655	5,035

Total liabilities(1)	175,041	155,902

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 shares issued and outstanding at September 30, 2010 and December 31, 2009)	-	-
Additional paid-in capital	13,786	13,795
Retained earnings	1,262	45
Accumulated other comprehensive income (loss)	520	(228)

Total common shareholder’s equity	15,568	13,612

Total shareholders’ equity	17,133	15,177

Total liabilities and shareholders’ equity	$192,174	$171,079

(1)	The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated in the totals above at September 30, 2010 and December 31, 2009.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED) (Continued)

	September 30,	December 31,
	2010	2009
	(in millions)

Assets:
Interest bearing deposits with banks	$2	$-
Securities available-for-sale	659	1,138
Securities held to maturity	871	-
Loans, net	13,869	15,953
Other assets	699	753

Total assets	$16,100	$17,844

Liabilities:
Short-term borrowings	$3,006	$-
Long-term debt	1,398	3,040
Interest, taxes and other liabilities	1,132	1,418

Total liabilities	$5,536	$4,458

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30,	2010	2009

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-

Additional paid-in capital
Balance at beginning of period	13,795	11,694
Capital contributions from parent	-	2,167
Return of capital on preferred shares issued to CT Financial Services, Inc.	(3)	(55)
Employee benefit plans and other	(6)	1

Balance at end of period	13,786	13,807

Retained earnings
Balance at beginning of period	45	245
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	1	-
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	-	15

Balance at beginning of period, as adjusted	46	260
Net income (loss)	1,271	(177)
Cash dividends declared on preferred stock	(55)	(55)

Balance at end of period	1,262	28

Accumulated other comprehensive income (loss)
Balance at beginning of period	(228)	(787)
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	(246)	-
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	-	(15)

Balance at beginning of period, as adjusted	(474)	(802)
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	881	502
Other-than-temporarily impaired securities available for sale(1)	56	(60)
Other-than-temporarily impaired securities held to maturity(1)	49	-
Derivatives classified as cash flow hedges	10	148
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	(2)	8

Other comprehensive income, net of tax	994	598

Balance at end of period	520	(204)

Total shareholders’ equity	$17,133	$15,196

Comprehensive income
Net income (loss)	$1,271	$(177)
Other comprehensive income, net of tax	994	598

Comprehensive income	$2,265	$421

(1)	During the nine months ended September 30, 2010, net OTTI on securities available-for-sale and held to maturity totaling $90 million in recoveries were recognized which included OTTI losses of $45 million recognized in other revenues. During the nine months ended September 30, 2009, $188 million of gross OTTI losses on securities available-for-sale were recognized, of which $84 million was recognized in other revenues.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2010	2009

	(in millions)

Cash flows from operating activities
Net income (loss)	$1,271	$(177)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	528	251
Provision for credit losses	912	3,247
Other-than-temporarily impaired available-for-sale and held to maturity securities	45	84
Realized gains on securities available for sale	(59)	(299)
Net change in other assets and liabilities	(657)	1,227
Net change in loans held for sale:
Originations of loans	(2,885)	(4,355)
Sales and collection of loans held for sale	3,017	4,709
Tax refund anticipation loans:
Originations of loans	(3,082)	(9,020)
Transfers of loans to HSBC Finance, including premium	3,086	9,031
Net change in trading assets and liabilities	(2,231)	1,142
LOCOM on loans held for sale	(65)	154
Mark-to-market on financial instruments designated at fair value and related derivatives	(317)	201
Net change in fair value of derivatives and hedged items	(29)	29

Net cash provided by (used in) operating activities	(466)	6,224

Cash flows from investing activities
Net change in interest bearing deposits with banks	4,400	(2,564)
Net change in federal funds sold and securities purchased under agreements to resell	(10,386)	6,350
Securities available-for-sale:
Purchases of securities available-for-sale	(34,637)	(32,300)
Proceeds from sales of securities available-for-sale	20,369	17,058
Proceeds from maturities of securities available-for-sale	2,081	11,215
Securities held to maturity:
Purchases of securities held to maturity	(1,791)	(152)
Proceeds from maturities of securities held to maturity	934	235
Change in loans:
Originations, net of collections	28,326	36,396
Recurring loans purchases from HSBC Finance	(25,298)	(27,625)
Cash paid on bulk purchase of loans from HSBC Finance	-	(8,821)
Auto loans sold to third party	1,559	-
Loans sold to third parties	495	3,997
Net cash used for acquisitions of properties and equipment	(43)	(24)
Other, net	85	173

Net cash provided by (used in) investing activities	(13,906)	3,938

Cash flows from financing activities
Net change in deposits	297	(3,677)
Debt:
Net change in short-term borrowings	13,534	(2,236)
Issuance of long-term debt	3,932	3,778
Repayment of long-term debt	(3,651)	(10,068)
Debt repayment by consolidated VIE	(189)	(418)
Debt issued related to the sale and leaseback of property	309	-
Repayment of debt related to the sale and leaseback of property	(16)	-
Capital contribution from parent	-	2,167
Return of capital on preferred shares issued to CT Financial Services, Inc.	(3)	(55)
Other increases in capital surplus	(6)	1
Dividends paid	(55)	(55)

Net cash provided by (used in) financing activities	14,152	(10,563)

Net change in cash and due from banks	(220)	(401)
Cash and due from banks at beginning of period	3,159	2,972

Cash and due from banks at end of period	$2,939	$2,571

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$(707)	$511
Transfer of loans to held for sale	1,209	360
Transfer of Goodwill and Property to Assets held for sale	23	-
Assumption of indebtedness from HSBC Finance related to the bulk loan purchase	-	6,077

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

2.  Exit of Wholesale Banknotes Business

In June 2010, we decided that the wholesale banknotes business (“Banknotes Business”) within our Global Banking and Markets segment did not fit with our core strategy in the United States and, therefore, decided to discontinue this business. This business, which has been managed out of the United States with operations in key locations worldwide, arranged for the physical distribution of banknotes globally to central banks, large commercial banks and currency exchanges. The discontinuation of our Banknotes Business will allow us to focus strategic attention on our core businesses. As a result of this decision, during the second quarter of 2010 we recorded closure costs of $13 million, primarily related to termination and other employee benefits. During the third quarter of 2010, we released $4 million of closure costs as we adjusted a variety of previously estimated costs. No significant additional

HSBC USA Inc.

closure costs are expected. At September 30, 2010, the restructuring liability relating to this decision totaled $9 million.

As part of the decision to exit the Banknotes Business, in September 2010 we agreed to sell the assets of our Asian banknotes operations (“Asian Banknotes Operations”) to an unaffiliated third party for total consideration of approximately $11 million in cash. As a result, during the third quarter of 2010 we classified the assets of the Asian Banknotes Operations of $23 million, including an allocation of goodwill of $21 million, as held for sale which are included as a component of other assets. At September 30, 2010, the assets of our Asian Banknotes Operations held for sale totaled $11 million subsequent to the recording of a lower of cost or fair value adjustment of $12 million as the carrying value of the assets being sold exceeded the agreed upon sales price. The sale was completed in October 2010.

The exit of our Banknotes Business, including the sale of our Asian Banknotes Operations, is expected to be substantially completed in the fourth quarter of 2010. At that time, we will begin to report the results of our Banknotes Business as discontinued operations.

3.  Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	September 30,	December 31,
	2010	2009

	(in millions)

Trading assets:
U.S. Treasury	$2,280	$615
U.S. Government agency	101	34
U.S. Government sponsored enterprises(1)	5	16
Asset-backed securities	1,256	1,815
Corporate and foreign bonds	4,015	2,369
Other securities	70	491
Precious metals	14,736	12,256
Fair value of derivatives	8,701	8,219

	$31,164	$25,815

Trading liabilities:
Securities sold, not yet purchased	$1,492	$131
Payables for precious metals	3,736	2,556
Fair value of derivatives	6,607	5,323

	$11,835	$8,010

(1)	Includes mortgage-backed securities of $5 million and $13 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $0 million and $3 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010 and December 31, 2009, the fair value of derivatives included in trading assets has been reduced by $4.3 billion and $2.7 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At September 30, 2010 and December 31, 2009, the fair value of derivatives included in trading liabilities has been reduced by $6.9 billion and $7.2 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

HSBC USA Inc.

4.  Securities

The amortized cost and fair value of the securities available-for-sale and securities held to maturity are summarized in the following tables.

		Non-Credit Gain
		(Loss)
		Component
	Amortized	of OTTI	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$12,801	$-	$697	$(1)	$13,497
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	49	-	1	(1)	49
Direct agency obligations	2,081	-	231	-	2,312
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	11,361	-	394	-	11,755
Collateralized mortgage obligations	7,645	-	256	-	7,901
Direct agency obligations	63	-	3	-	66
Obligations of U.S. states and political subdivisions	573	-	30	(1)	602
Asset-backed securities collateralized by:
Residential mortgages	38	-	-	(5)	33
Commercial mortgages	539	-	23	(5)	557
Home equity	497	-	-	(147)	350
Auto	10	-	-	-	10
Student loans	30	-	-	(2)	28
Other	120	-	-	(16)	104
Corporate and other domestic debt securities(2)	691	-	9	-	700
Foreign debt securities(2)	2,498	-	85	-	2,583
Equity securities(3)	781	-	4	-	785

Total available-for-sale securities	$39,777	$-	$1,733	$(178)	$41,332

Securities held to maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,724	$-	$162	$-	$1,886
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	98	-	14	-	112
Collateralized mortgage obligations	331	-	37	-	368
Obligations of U.S. states and political subdivisions	126	-	5	(1)	130
Asset-backed securities collateralized by:
Residential mortgages	194	-	5	(3)	196
Asset-backed securities (predominantly credit card) and other debt securities held by consolidated VIE(5)	1,068	(197)	-	-	871

Total held-to-maturity securities	$3,541	$(197)	$223	$(4)	$3,563

HSBC USA Inc.

		Non-Credit Gain
		(Loss)
		Component
	Amortized	of OTTI	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$7,448	$-	$27	$(73)	$7,402
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	59	-	-	(1)	58
Direct agency obligations	1,948	-	5	(65)	1,888
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,081	-	93	(13)	4,161
Collateralized mortgage obligations	6,324	-	107	(7)	6,424
Obligations of U.S. states and political subdivisions	741	-	13	(5)	749
Asset-backed securities collateralized by:
Residential mortgages	1,041	(55)	1	(122)	865
Commercial mortgages	573	-	7	(14)	566
Home equity	620	(29)	-	(219)	372
Auto	65	-	-	(1)	64
Student loans	35	-	-	(5)	30
Other	23	-	1	-	24
Corporate and other domestic debt securities(2)	872	-	7	(15)	864
Foreign debt securities(2)	3,035	-	44	(3)	3,076
Equity securities(3)	1,260	-	3	-	1,263

Total available-for-sale securities	$28,125	$(84)	$308	$(543)	$27,806

Securities held to maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,854	$-	$103	$(5)	$1,952
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	113	-	12	-	125
Collateralized mortgage obligations	341	-	25	(2)	364
Obligations of U.S. states and political subdivisions	161	-	6	(1)	166
Asset-backed securities collateralized by:
Residential mortgages	192	-	1	(21)	172
Foreign debt securities	101	-	-	-	101

Total held-to-maturity securities	$2,762	$-	$147	$(29)	$2,880

(1)	Includes securities at amortized cost of $31 million and $38 million issued or guaranteed by FNMA at September 30, 2010 and December 31, 2009, respectively, and $18 million and $21 million issued or guaranteed by FHLMC at September 30, 2010 and December 31, 2009, respectively.

(2)	At September 30, 2010 and December 31, 2009, other domestic debt securities included $676 million and $677 million, respectively, of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.1 billion and $2.7 billion of securities fully backed by foreign governments, respectively.

HSBC USA Inc.

(3)	Includes preferred equity securities at amortized cost issued by FNMA of $2 million at September 30, 2010 and December 31, 2009, respectively. Balances at September 30, 2010 and December 31, 2009 reflect cumulative other-than-temporary impairment charges of $204 million and $203 million, respectively.

(4)	Includes securities at amortized cost of $646 million and $678 million issued or guaranteed by FNMA at September 30, 2010 and December 31, 2009, respectively, and $1.1 billion and $1.2 billion issued and guaranteed by FHLMC at September 30, 2010 and December 31, 2009, respectively.

(5)	Relates to securities held by Bryant Park Funding LLC which are consolidated effective January 1, 2010. See Note 17, “Variable Interest Entities” for additional information.

A summary of gross unrealized losses and related fair values as of September 30, 2010 and December 31, 2009, classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
September 30, 2010	Securities	Losses	Investment	Securities	Losses	Investment

			(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	4	$(1)	$146	-	$-	$-
U.S. Government sponsored enterprises	7	-	11	13	(1)	10
U.S. Government agency issued or guaranteed	4	-	13	1	-	2
Obligations of U.S. states and political subdivisions	-	-	-	5	(1)	38
Asset-backed securities	1	(1)	3	56	(174)	506
Corporate and other domestic debt securities	-	-	-	-	-	-
Foreign debt securities	-	-	-	1	-	25
Equity securities	1	-	-	-	-	-

Securities available-for-sale	17	$(2)	$173	76	$(176)	$581

Securities held to maturity:
U.S. Government sponsored enterprises	16	$-	$-	1	$-	$-
U.S. Government agency issued or guaranteed	553	-	1	1	-	-
Obligations of U.S. states and political subdivisions	20	(1)	7	11	-	17
Asset-backed securities	-	-	-	7	(3)	58

Securities held to maturity	589	$(1)	$8	20	$(3)	$75

HSBC USA Inc.

	One Year or Less			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2009	Securities	Losses	Investment	Securities	Losses	Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	16	$(55)	$2,978	1	$(18)	$94
U.S. Government sponsored enterprises	30	(50)	1,441	27	(16)	262
U.S. Government agency issued or guaranteed	85	(19)	1,509	18	(1)	43
Obligations of U.S. states and political subdivisions	26	(3)	166	11	(2)	79
Asset-backed securities	5	(1)	35	109	(360)	1,137
Corporate and other domestic debt securities	3	(8)	83	2	(7)	43
Foreign debt securities	5	(3)	384	1	-	25
Equity securities	2	-	-	-	-	-

Securities available-for-sale	172	$(139)	$6,596	169	$(404)	$1,683

Securities held to maturity:
U.S. Government sponsored enterprises	10	$(5)	$261	1	$-	$-
U.S. Government agency issued or guaranteed	7	(2)	39	6	-	-
Obligations of U.S. states and political subdivisions	22	(1)	12	12	-	19
Asset-backed securities	1	(1)	6	11	(20)	121

Securities held to maturity	40	$(9)	$318	30	$(20)	$140

Gross unrealized losses within the available-for-sale and held-to-maturity portfolios decreased overall in 2010 primarily due to a reduction in credit spreads for asset-backed securities during the first nine months of 2010 as overall market conditions improved. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. During the three and nine months ended September 30, 2010, five and 38 debt securities, respectively, were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates. We recorded net other-than-temporary impairment losses of $13 million and recoveries of $90 million during the three and nine months ended September 30, 2010 on these investments. The credit loss component of the applicable debt securities totaling $4 million and $45 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss) for the three and nine months ended September 30, 2010, respectively, while the remaining non-credit portion representing a net recovery during the nine month period of a portion of previously recorded impairment losses was recognized in other comprehensive income. During the three and nine months ended September 30, 2009, 14 and 18 debt securities were determined to be other-than-temporarily impaired. As a result, we recorded other-than-temporary impairment charges of $28 million and $188 million during the three and nine months ended September 30, 2009 on these investments. The credit loss component of the applicable debt securities totaling $26 million and $84 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss) for the

HSBC USA Inc.

three and nine months ended September 30, 2009, respectively, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income.

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

For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 87 percent and 72 percent of total available-for-sale and held to maturity securities as of September 30, 2010 and December 31, 2009, respectively, our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

•	The recovery of the U.S. economy remains sluggish;

•	The continued weakness in the U.S. housing markets with high levels of delinquency and foreclosure;

•	A lack of traction in government sponsored programs in loan modifications;

•	A lack of refinancing activities within certain segments of the mortgage market, even at the current low interest rate environment, and the re-default rate for refinanced loans;

•	The unemployment rate remains high despite recent modest improvement, and consumer confidence remains low;

•	The decline in the occupancy rate in commercial properties; and

•	The severity and duration of unrealized loss.

In determining whether a credit loss exists and the period over which the debt security is expected to recover, we considered the following factors:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	The level of credit enhancement provided by the structure, which includes but is not limited to credit subordination positions, over collateralization, protective triggers and financial guarantees provided by monoline wraps;

•	Changes in the near term prospects of the issuer or underlying collateral of a security such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

HSBC USA Inc.

•	The level of excessive cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions of the issuer, the monoline insurer or the security such as credit downgrades by the rating agencies.

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

As of September 30, 2010, available-for-sale debt securities with other-than-temporary impairment for which a portion of the impairment loss remains in accumulated other comprehensive income consisted entirely of asset-backed securities collateralized by residential mortgages or home equity loans. Specific market based assumptions were used to appropriately model and value the credit component of each individual prime, Alt-A and second lien/home equity mortgage-backed security due to the diversified geographical, FICO and vintage (2005-2007) characteristics of the underlying loans. This has resulted in a wide range of assumptions across the analyzed securities as presented in the table below. Prime mortgage collateral types comprise approximately 56 percent of the other-than-temporary impairments we have recognized during the first nine months of 2010. The assumptions were as follows:

Second liens/Home
September 30, 2010	Prime	Alt-A	Equity Mortgages

Constant default rate	1-8%	1-6%	9-15%
Loss severity	17-60%	29-77%	100%
Prepayment speeds	2-30%	1-19%	4-10%

The dollar amounts of asset-backed securities for which other-than-temporary impairment losses were recognized in the nine months ended September 30, 2010 are as follows:

				Impairment
	Balance as of September 30, 2010			Loss Charged to
	Amortized	Unrealized		Profit and Loss
	Cost	Impairment Loss	Fair Value	in 2010

	(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$21	$(3)	$18	$1
Home equity loans	15	-	15	5

Sub-total	36	(3)	33	6
Held-to-maturity:
Asset backed securities (predominately Credit Card)	251	-	251	4

Total	$287	$(3)	$284	$10

Additionally, there was $35 million of other-than-temporary impairment realized on securities sold in the nine months ended September 30, 2010.

HSBC USA Inc.

The amortized cost and fair value of those asset-backed securities with unrealized loss of more than 12 months for which no other-than-temporary-impairment has been recognized at September 30, 2010 are as follows:

	Balance as of September 30, 2010
		Unrealized Losses for
	Amortized Cost	More Than 12 Months	Fair Value

	(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$13	$(3)	$10
Commercial mortgages	39	(5)	34
Home equity loans	482	(145)	337
Auto loans	-	-	-
Student loans	30	(2)	28
Other	103	(16)	87

Sub-total	667	(171)	496
Held-to-maturity classification:
Asset-backed securities
Residential mortgages	61	(3)	58

Total	$728	$(174)	$554

Although the fair value of a particular security is below its amortized cost for more than 12 months, it does not necessarily result in a credit loss and hence other-than-temporary impairment. The decline in fair value may be caused by, among other things, illiquidity in the market. To the extent we do not intend to sell the debt security and it is more-likely-than-not we will not be required to sell the security before the recovery of the amortized cost basis, no other-than-temporary impairment is deemed to have occurred. The fair value of most of the asset-backed securities has recovered significantly as the economy recovers from the financial crisis.

The excess of amortized cost over the present value of expected future cash flows recognized during the nine months ended September 30, 2010 and 2009 on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $45 million and $84 million, respectively. The excess of the present value of expected future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporarily impaired securities, was $197 million as of September 30, 2010. Since we do not have the intention to sell the securities and have sufficient capital and liquidity to hold these securities until a full recovery of the fair value occurs, only the credit loss component is reflected in the consolidated statement of income (loss). The non-credit component of the unrealized loss is recorded, net of taxes, in other comprehensive income.

HSBC USA Inc.

The following table summarizes the roll-forward of credit losses on debt securities that were other-than-temporarily impaired which have been recognized in income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2010	2009	2010	2009

	(in millions)

Credit losses at the beginning of the period	$33	$63	$81	$5
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	-	3	20	77
Increase in credit losses for which an other-than-temporary impairment was previously recognized	4	23	25	7
Reduction for credit losses previously recognized on sold securities	(34)	-	(97)	-
Reductions of credit losses for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(1)	-	(27)	-

Credit losses at the end of the period	$2	$89	$2	$89

At September 30, 2010, we held 91 individual asset-backed securities in the available-for-sale portfolio, of which 28 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $451 million of the total aggregate fair value of asset-backed securities of $1.1 billion at September 30, 2010. The gross unrealized losses on these securities were $162 million at September 30, 2010. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of September 30, 2010 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $157 million. Four securities wrapped by below investment grade monoline insurance companies with an aggregate fair value of $20 million were deemed to be other-than-temporarily impaired at September 30, 2010.

At December 31, 2009, we held 159 individual asset-backed securities in the available-for-sale portfolio, of which 32 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $441 million of the total aggregate fair value of asset-backed securities of $1.9 billion at December 31, 2009. The gross unrealized losses on these securities were $219 million at December 31, 2009. During 2009, three monoline insurers were downgraded to below investment grade. As a result, we did not take into consideration the financial guarantee from two of those monoline insurers and placed only limited reliance on the financial guarantee of the third monoline insurer. As of December 31, 2009, we considered the financial guarantee of monoline insurers on securities with a fair value of $235 million. Four of the securities wrapped by the downgraded monoline insurance companies with an aggregate fair value of $35 million were deemed to be other-than-temporarily impaired at December 31, 2009.

As discussed above, certain asset-backed securities have an embedded financial guarantee provided by monoline insurers. Because the financial guarantee is not a separate and distinct contract from the asset-backed security, they are considered as a single unit of account for fair value measurement and impairment assessment purposes. The monoline insurers are regulated by the insurance commissioners of the relevant states and certain monoline insurers that write the financial guarantee contracts are public companies. In evaluating the extent of our reliance on investment grade monoline insurance companies, consideration is given to our assessment of the creditworthiness of the monoline and other market factors. We perform both a credit as well as a liquidity analysis on the monoline insurers each quarter. Our analysis also compares market-based credit default spreads, when available, to assess the appropriateness of our monoline insurer’s creditworthiness. Based on the public information available, including the regulatory reviews and actions undertaken by the state insurance commissions and the published financial results, we determine the degree of reliance to be placed on the financial guarantee policy in estimating the cash flows to be collected for the purpose of recognizing and measuring impairment loss.

HSBC USA Inc.

A credit downgrade to non-investment grade is a key but not the only factor in determining the credit risk or the monoline insurer’s ability to fulfill its contractual obligation under the financial guarantee arrangement. Although a monoline may have been down-graded by the credit rating agencies or have been ordered to commute its operations by the insurance commissioners, it may retain the ability and the obligation to continue to pay claims in the near term. We evaluate the short-term liquidity of and the ability to pay claims by the monoline insurers in estimating the amounts of cash flows expected to be collected from specific asset-backed securities for the purpose of assessing and measuring credit loss.

The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale and held to maturity securities.

	Gross	Gross	Net Realized
	Realized Gains	Realized (Losses)	Gains (Losses)

	(in millions)

Three months ended September 30, 2010:
Securities available-for-sale	$78	$(44)	$34
Securities held to maturity	-	(1)	(1)

	$78	$(45)	$33

Three months ended September 30, 2009:
Securities available-for-sale	$9	$(30)	$(21)
Securities held to maturity	-	-	-

	$9	$(30)	$(21)

Nine months ended September 30, 2010:
Securities available-for-sale	$148	$(130)	$18
Securities held to maturity	-	(4)	(4)

	$148	$(134)	$14

Nine months ended September 30, 2009:
Securities available-for-sale	$345	$(130)	$215
Securities held to maturity	-	-	-

	$345	$(130)	$215

The amortized cost and fair values of securities available-for-sale and securities held to maturity at September 30, 2010, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at September 30, 2010, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2010. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

HSBC USA Inc.

			After One		After Five
	Within		But Within		But Within		After Ten
	One Year		Five Years		Ten Years		Years

Taxable Equivalent Basis
as of September 30, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

				(dollars are in millions)

Available-for-sale:
U.S. Treasury	$-	-%	$4,249	1.07%	$4,228	2.54%	$4,324	4.23%
U.S. Government sponsored enterprises	-	-	-	-	1,647	4.02	483	4.27
U.S. Government agency issued or guaranteed	4	4.46	1	4.99	239	4.80	18,825	3.92
Obligations of U.S. states and political subdivisions	-	-	-	-	252	4.25	321	4.47
Asset-backed securities	-	-	115	5.36	8	1.52	1,111	2.86
Corporate and other domestic debt securities	115	1.53	576	1.48	-	-	-	-
Foreign debt securities	250	1.79	2,238	2.57	10	5.36	-	-

Total amortized cost	$369	1.74%	$7,179	1.64%	$6,384	3.07%	$25,064	3.94%

Total fair value	$371		$7,321		$6,733		$26,122

Held to maturity:
U.S. Government sponsored enterprises	$-	-%	$27	7.95%	$2	6.92%	$1,695	6.17%
U.S. Government agency issued or guaranteed	-	-	-	-	6	7.63	423	6.56
Obligations of U.S. states and political subdivisions	11	5.38	27	5.53	17	4.73	71	5.24
Asset-backed securities	-	-	-	-	-	-	194	6.08
Asset-backed securities issued by consolidated VIE	871	1.12	-	-	-	-	-	-

Total amortized cost	$882	1.17%	$54	6.73%	$25	5.58%	$2,383	6.20%

Total fair value	$882		$57		$27		$2,597

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $119 million and $476 million, respectively, were included in other assets at September 30, 2010. Investments in FHLB stock and FRB stock of $152 million and $476 million, respectively, were included in other assets at December 31, 2009.

HSBC USA Inc.

5.  Loans

Loans consisted of the following:

	September 30,	December 31,
	2010	2009

	(in millions)

Commercial loans:
Construction and other real estate	$8,468	$8,858
Other commercial	21,670	21,446

Total commercial	30,138	30,304

Consumer loans:
Home equity mortgages	3,892	4,164
Other residential mortgages	13,625	13,722
Private label cards	12,460	15,091
Credit cards	10,815	13,048
Auto finance	-	1,701
Other consumer	1,284	1,459

Total consumer	42,076	49,185

Total loans	$72,214	$79,489

Secured financings of $1.3 billion at September 30, 2010 are secured by $1.0 billion of credit cards and restricted available-for-sale securities of $659 million. Secured financings of $550 million and $2.5 billion at December 31, 2009 were secured by $180 million and $2.6 billion of private label cards and credit cards, respectively, and restricted available-for-sale securities of $417 million and $721 million, respectively.

In August 2010, we sold auto finance loans with an outstanding principal balance of $1.2 billion at date of sale and other related assets to Santander Consumer USA (“SC USA”) for $1.2 billion in cash which resulted in a gain on sale of $9 million.

Purchased Loan Portfolios In January 2009, we purchased the General Motors MasterCard receivable portfolio (“GM Portfolio”) and the AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively, from HSBC Finance Corporation (“HSBC Finance”).

Purchased loans for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit has been closed were recorded upon acquisition at an amount based upon the cash flows expected to be collected (“Purchased Credit-Impaired Loans”). The difference between these expected cash flows and the purchase price represents accretable yield which is amortized to interest income over the life of the loan. The accretable yield for the GM portfolio became fully amortized to interest income during the second quarter of 2010 and, as such, we no longer have any receivables from the purchased GM portfolio which are subject to these accounting requirements. The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at September 30, 2010 totaled $29 million for the UP Portfolio, and is included in credit card loans. The outstanding contractual balance at September 30, 2010 for the UP Portfolio was $44 million. The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at December 31, 2009 totaled $63 million and $52 million for the GM and UP Portfolios, respectively, and is included in credit card loans. The outstanding contractual balances at December 31, 2009 for these receivables were $73 million and $86 million for the GM and UP Portfolios, respectively. Credit loss reserves of $4 million and $18 million as of September 30, 2010 and December 31, 2009, respectively, were held for the acquired receivables subject to the accounting requirements for

HSBC USA Inc.

Purchased Credit-Impaired Loans due to a decrease in the expected future cash flows since the acquisition. The following summarizes the change in accretable yield associated with the Purchased Credit-Impaired Loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

		(in millions)

Accretable yield at beginning of period	$(12)	$(50)	$(29)	$(95)
Accretable yield amortized to interest income during the period	2	10	13	39
Reclassification to non-accretable difference	-	-	6	16

Accretable yield at end of period(1)	$(10)	$(40)	$(10)	$(40)

(1)	At September 30, 2010, the entire remaining accretable yield is related to the UP portfolio. The accretable yield related to the GM portfolio was fully amortized to interest income during the second quarter of 2010.

Troubled Debt Restructurings The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	September 30,	December 31,
	2010	2009

	(in millions)

TDR Loans:
Commercial loans:
Construction and other real estate	$215	$100
Other commercial	129	68

Total commercial	344	168

Consumer loans:
Residential mortgages	352	173
Private label cards	238	216
Credit cards	209	102
Auto finance(1)	-	52

Total consumer	799	543

Total TDR Loans(3)	$1,143	$711

	September 30,	December 31,
	2010	2009

	(in millions)

Allowance for credit losses for TDR Loans(2):
Commercial loans:
Construction and other real estate	$45	$14
Other commercial	10	2

Total commercial	55	16

Consumer loans:
Residential mortgages	54	34
Private label cards	80	51
Credit cards	76	24
Auto finance	-	11

Total consumer	210	120

Total Allowance for credit losses for TDR Loans	$265	$136

HSBC USA Inc.

(1)	The TDR loan balances include $12 million of auto finance loans held for sale at December 31, 2009, for which there are no credit loss reserves as these loans are carried at the lower of cost or fair value.

(2)	Included in the allowance for credit losses. The allowance for credit losses for TDR Loans is determined using a discounted cash flow impairment analysis.

(3)	Includes balances of $261 million and $65 million at September 30, 2010 and December 31, 2009, respectively which are classified as non-accrual loans.

The following table presents information about average TDR Loan balances and interest income recognized on TDR loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2010	2009	2010	2009

		(in millions)

Average balance of TDR Loans	$1,140	$524	$969	$455
Interest income recognized on TDR Loans	18	8	48	22

Concentrations of Credit Risk Our loan portfolio includes the following types of loans:

•	High loan-to-value (“LTV”) loans – Certain residential mortgages on primary residences with LTV ratios equal to or exceeding 90 percent at the time of origination and no mortgage insurance, which could result in the potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required.

•	Adjustable rate mortgage (“ARM”) loans – A loan which allows us to adjust pricing on the loan in line with market movements. A customer’s financial situation and the general interest rate environment at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after the adjustment.

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at September 30, 2010 and December 31, 2009, respectively.

	September 30,	December 31,
	2010	2009

	(in billions)

Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.1	$1.2
Interest-only residential mortgage loans	2.7	3.3
ARM loans(2)	7.7	7.7

(1)	Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $133 million and $232 million of sub-prime residential mortgage loans held for sale at September 30, 2010 and December 31, 2009, respectively.

(2)	ARM loan balances above exclude $105 million and $209 million of sub-prime residential mortgage loans held for sale at September 30, 2010 and December 31, 2009, respectively. During the remainder of 2010 and during 2011, approximately $23 million and $410 million, respectively, of these ARM loans will experience their first interest rate reset.

HSBC USA Inc.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude closed end first lien loans held for sale of $1.0 billion and $1.4 billion at September 30, 2010 and December 31, 2009, respectively.

	September 30,	December 31,
	2010	2009

	(in millions)

Closed end:
First lien	$13,625	$13,722
Second lien	469	570
Revolving:
Second lien	3,423	3,594

Total	$17,517	$17,886

6.  Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

		(in millions)

Balance at beginning of period	$2,950	$3,740	$3,861	$2,397
Provision for credit losses	245	1,006	912	3,247
Charge-offs	(729)	(954)	(2,479)	(2,433)
Recoveries	79	78	243	230
Allowance on loans transferred to held for sale	(33)	(4)	(33)	(12)
Allowance related to bulk loan purchase from HSBC Finance	-	-	-	437
Other	-	1	8	1

Balance at end of period	$2,512	$3,867	$2,512	$3,867

7.  Loans Held for Sale

Loans held for sale consisted of the following:

	September 30,	December 31,
	2010	2009

	(in millions)

Commercial loans	$1,536	$1,126

Consumer loans:
Residential mortgages	888	1,386
Auto finance	-	353
Other consumer	28	43

Total consumer	916	1,782

Total loans held for sale	$2,452	$2,908

We originate certain commercial loans in connection with our participation in leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third

HSBC USA Inc.

parties and are classified as commercial loans held for sale at September 30, 2010 and December 31, 2009. The fair value of commercial loans held for sale under this program was $1.0 billion and $1.1 billion at September 30, 2010 and December 31, 2009, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. During the first nine months of 2010, the market value of these loans remained relatively flat. In 2010, we provided foreign currency denominated loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. The fair value of these commercial loans was $544 million at September 30, 2010. See Note 11, “Fair Value Option,” for additional information.

Residential mortgage loans held for sale include sub-prime residential mortgage loans with a fair value of $410 million and $757 million at September 30, 2010 and December 31, 2009, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. During the second and third quarter of 2010, we sold subprime residential mortgage loans with a book value of $264 million to unaffiliated third parties.

During the first quarter of 2010, auto finance loans held for sale with a carrying value of $353 million were sold to HSBC Finance to facilitate completion of a loan sale to a third party. Also as discussed above, during the third quarter of 2010 auto finance loans with a carrying value of $1.2 billion were transferred to loans held for sale and subsequently sold to SC USA.

Other consumer loans held for sale consist of student loans.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of cost or fair value. While the initial book value of loans held for sale continued to exceed fair value at September 30, 2010, we experienced a decrease in the valuation allowance during the first nine months of 2010 due primarily to lower balances and sales. The valuation allowance on loans held for sale was $447 million and $910 million at September 30, 2010 and December 31, 2009, respectively.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which is included in net interest income and trading revenue in the consolidated statement of income (loss), were gains of $21 million and $5 million during the three and nine months ended September 30, 2010, respectively compared to losses of $14 million and gains of $1 million during the three and nine months ended September 30, 2009, respectively.

8.  Intangible Assets

Intangible assets consisted of the following:

	September 30,	December 31,
	2010	2009

	(in millions)

Mortgage servicing rights	$307	$457
Other	23	27

Intangible assets	$330	$484

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

HSBC USA Inc.

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

Fair value of residential MSRs is calculated using the following critical assumptions:

	September 30,	December 31,
	2010	2009

Annualized constant prepayment rate (“CPR”)	21.6%	14.6%
Constant discount rate	12.7%	17.9%
Weighted average life	3.5 years	4.8 years

Residential MSRs activity is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

		(in millions)

Fair value of MSRs:
Beginning balance	$317	$434	$450	$333
Additions related to loan sales	10	22	36	87
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	1	(54)	(113)	6
Realization of cash flows	(30)	(8)	(75)	(32)

Ending balance	$298	$394	$298	$394

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	September 30,	December 31,
	2010	2009

	(in millions)

Outstanding principal balances at period end	$47,623	$50,390

Custodial balances maintained and included in noninterest bearing deposits at period end	$936	$923

Servicing fees collected are included in residential mortgage banking revenue and totaled $30 million and $92 million during the three and nine months ended September 30, 2010, respectively. Servicing fees totaled $33 million and $99 million during the three and nine months ended September 30, 2009, respectively.

Commercial Mortgage Servicing Rights Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $9 million and $7 million at September 30, 2010 and December 31, 2009.

HSBC USA Inc.

Other Intangible Assets Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $18 million and $20 million at September 30, 2010 and December 31, 2009, respectively, and customer lists in the amount of $5 million and $7 million at September 30, 2010 and December 31, 2009, respectively.

9.  Goodwill

Goodwill was $2.6 billion at September 30, 2010 and December 31, 2009, and includes accumulated impairment losses of $54 million and transfers to a disposal group held for sale at September 30, 2010 of $21 million. During the third quarter of 2010, goodwill totaling $21 million was allocated to our Asian Banknotes Operations and transferred to assets held for sale. See Note 2, “Exit from Wholesale Banknotes Business,” for further discussion of this transaction.

As a result of the continued focus on economic and credit conditions in the United States, we performed interim impairment tests of the goodwill associated with our Global Banking and Markets and Private Banking reporting units as of September 30, 2010, June 30, 2010 and March 31, 2010. As a result of these tests, the fair value of our Global Banking and Markets and Private Banking reporting units continue to exceed their carrying value, including goodwill. Our goodwill impairment testing, however, is highly sensitive to certain assumptions and estimates used. If significant deterioration in the economic and credit conditions occur, or changes in the strategy or performance of our business or product offerings occur, an interim impairment test will again be required.

10.  Derivative Financial Instruments

In the normal course of business, we enter into derivative contracts for trading, market making and risk management purposes. For financial reporting purposes, a derivative instrument is designated in one of the following categories: (a) financial instruments held for trading, (b) hedging instruments designated as a qualifying hedge under derivative accounting principles or (c) a non-qualifying economic hedge. The derivative instruments held are predominantly swaps, futures, options and forward contracts. All freestanding derivatives, including bifurcated embedded derivatives, are stated at fair value. Where we enter into enforceable master netting arrangements with counterparties, the master netting arrangements permit us to net those derivative asset and liability positions and to offset cash collateral held and posted with the same counterparty.

Derivatives Held for Risk Management Purposes Our risk management policy requires us to identify, analyze and manage risks arising from the activities conducted during the normal course of business. We use derivative instruments as an asset and liability management tool to manage our exposures in interest rate, foreign currency and credit risks in existing assets and liabilities, commitments and forecasted transactions. The accounting for changes in fair value of a derivative instrument will depend on whether the derivative has been designated and qualifies for hedge accounting under derivative accounting principles.

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

HSBC USA Inc.

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

For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net gains of $9 million and $30 million during the three and nine months ended September 30, 2010, respectively, compared to net losses of $9 million and $6 million during the three and nine months ended September 30, 2009, respectively, which are reported in other income (expense) in the consolidated statement of income (loss), which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying value of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining term of the original hedge. We recorded basis adjustments for active fair value hedges which increased the carrying value of our debt by $34 million and decreased the carrying value of our debt by $189 million during the nine months ended September 30, 2010 and 2009, respectively. We amortized $2.8 million and $7.2 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and nine months ended September 30, 2010, respectively. We amortized less than $1 million and $2 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and nine months ended September 30, 2009, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying value of our debt of $84 million and $57 million as of September 30, 2010 and December 31, 2009, respectively.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009

	(in millions)

Interest rate contracts	Other assets	$42	$133	Interest, taxes & other liabilities	$316	$15

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. The balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of income (loss).

		Amount of Gain (Loss) Recognized
		in Income on Derivatives(1)
	Location of Gain or (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2010	2009	2010	2009

		(in millions)

Interest rate contracts	Interest income	$(19)	$(37)	$18	$(106)
Interest rate contracts	Other income (expense)	(142)	15	(628)	(71)

Total		$(161)	$(22)	$(610)	$(177)

HSBC USA Inc.

(1)	The gains and losses associated with the contracts were presented in multiple lines on the consolidated statement of income (loss) as shown above.

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income (loss).

			Gain (Loss) on				Gain (Loss) on
	Gain/(Loss) on		Hedged		Gain (Loss) on		Hedged
	Derivative		Items		Derivative		Items
	Interest	Other	Interest	Other	Interest	Other	Interest	Other
	Income	Income	Income	Income	Income	Income	Income	Income
	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)	(Expense)

	2010				2009

				(in millions)

Three Months Ended September 30,
Interest rate contracts/AFS securities	$(2)	$(148)	$56	$150	$(2)	$(54)	$27	$59
Interest rate contracts/commercial loans	-	-	-	-	-	-	-	-
Interest rate contracts/subordinated debt	(17)	6	(18)	1	(35)	69	(71)	(83)

Total	$(19)	$(142)	$38	$151	$(37)	$15	$(44)	$(24)

Nine Months Ended September 30,
Interest rate contracts/AFS securities	$(20)	$(661)	$187	$673	$(17)	$132	$65	$(124)
Interest rate contracts/commercial loans	(1)	1	1	(1)	-	(1)	1	-
Interest rate contracts/subordinated debt	39	32	(81)	(14)	(89)	(202)	(212)	189

Total	$18	$(628)	$107	$658	$(106)	$(71)	$(146)	$65

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

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in accumulated other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is recognized in earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative will continue to be reported in accumulated other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into earnings. As of September 30, 2010, and December 31, 2009, active cash flow hedge relationships extend or mature through January 2012 and June 2010, respectively. During the three and nine months ended September 30, 2010, $3 million and $8 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $9 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. During the three and nine months ended September 30, 2009, $10 million and $40 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009

	(in millions)

Interest rate contracts	Other assets	$-	$-	Interest, taxes & other liabilities	$21	$33

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges and their locations on the income statement.

Location of Gain
				Gain (Loss)		or (Loss) Recognized	Gain (Loss)
	Gain (Loss)			Reclassified		in Income on	Reclassed
	Recognized in			from		the Derivative	from
	AOCI on			AOCI into		(Ineffective	AOCI
	Derivative		Location of Gain	Income		Portion and Amount	into Income
	(Effective		or (Loss) Reclassified	(Effective		Excluded from	(Ineffective
	Portion)		from AOCI into Income	Portion)		Effectiveness	Portion)
	2010	2009	(Effective Portion)	2010	2009	Testing)	2010	2009

(in millions)

Three Months Ended September 30,			Other income			Other income
Interest rate contracts	$(7)	$50	(expense)	$(3)	$(10)	(expense)	$-	$(1)
Nine Months Ended September 30,			Other income			Other income
Interest rate contracts	$8	$141	(expense)	$(8)	$(40)	(expense)	$(1)	$6

Trading and Other Derivatives In addition to risk management, we enter into derivative instruments for trading and market making purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized as trading revenue. Credit losses arising from counterparty risks on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income (expense) while the derivative asset or liability positions are reflected as other assets or other liabilities. As of September 30, 2010, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (expense). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

HSBC USA Inc.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009

	(in millions)

Interest rate contracts	Trading assets	$47,681	$27,085	Trading Liabilities	$48,235	$27,546
Foreign exchange contracts	Trading assets	17,466	12,920	Trading Liabilities	16,764	14,087
Equity contracts	Trading assets	1,181	2,281	Trading Liabilities	1,252	2,297
Precious Metals contracts	Trading assets	1,060	918	Trading Liabilities	1,830	897
Credit contracts	Trading assets	14,970	17,772	Trading Liabilities	14,890	17,687
Other	Trading assets	24	6	Trading Liabilities	3	23

Total		$82,382	$60,982		$82,974	$62,537

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the fair value of derivative instruments held for other purposes and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009

	(in millions)

Interest rate contracts	Other assets	$673	$229	Interest, taxes & other liabilities	$12	$15
Foreign exchange contracts	Other assets	57	51	Interest, taxes & other liabilities	10	2
Equity contracts	Other assets	181	180	Interest, taxes & other liabilities	24	16
Credit contracts	Other assets	3	15	Interest, taxes & other liabilities	15	16

Total		$914	$475		$61	$49

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the statement of income (loss).

		Amount of Gain (Loss)
		Recognized in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income	September 30,		September 30,
	on Derivatives	2010	2009	2010	2009

		(in millions)

Interest rate contracts	Trading revenue (loss)	$96	$(182)	$79	$(321)
Foreign exchange contracts	Trading revenue (loss)	272	204	261	775
Equity contracts	Trading revenue (loss)	4	24	14	145
Precious Metals contracts	Trading revenue (loss)	(25)	21	279	49
Credit contracts	Trading revenue (loss)	(50)	(124)	(19)	(272)
Other	Trading revenue (loss)	(2)	79	36	37

Total		$295	$22	$650	$413

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the statement of income (loss).

		Amount of Gain (Loss)
		Recognized in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income	September 30,		September 30,
	on Derivatives	2010	2009	2010	2009

		(in millions)

Interest rate contracts	Other income (expense)	$197	$140	$598	$(281)
Foreign exchange contracts	Other income (expense)	16	(14)	(8)	21
Equity contracts	Other income (expense)	386	201	261	367
Credit contracts	Other income (expense)	(7)	(54)	(11)	(148)

Total		$592	$273	$840	$(41)

Credit-Risk-Related Contingent Features We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. As of September 30, 2010, HSBC Bank USA was given credit ratings of AA and Aa3 by S&P and Moody’s, respectively, and was given a short-term debt rating of A-1+ and P-1 by S&P and Moody’s, respectively. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of September 30, 2010, is $10.0 billion for which we have posted collateral of $9.0 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2009, is $9.3 billion for which we posted collateral of $8.6 billion. Substantially all of the collateral posted is in the form of cash which is reflected in either interest bearing deposits with banks or other assets. See Note 18, “Guarantee Arrangements, Contingencies and Pledged Assets” for further details.

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

Moody’s

	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2

	(in millions)

P-1	$-	$5	$115
P-2	58	58	163

S&P

	Long-Term Ratings
Short-Term Ratings	AA	AA-	A+

	(in millions)

A-1+	$-	$216	$216
A-1	112	328	329

We would be required to post $129 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	September 30, 2010	December 31, 2009

	(in billions)

Interest rate:
Futures and forwards	$486.5	$156.0
Swaps	1,748.4	1,221.5
Options written	84.1	59.5
Options purchased	83.3	66.0

	2,402.3	1,503.0
Foreign Exchange:
Swaps, futures and forwards	604.1	486.2
Options written	28.0	43.0
Options purchased	28.6	43.1
Spot	86.4	39.4

	747.1	611.7
Commodities, equities and precious metals:
Swaps, futures and forwards	43.1	26.4
Options written	8.7	10.3
Options purchased	15.8	15.3

	67.6	52.0
Credit derivatives	741.6	768.5

Total	$3,958.6	$2,935.2

HSBC USA Inc.

11.  Fair Value Option

We report our results to HSBC in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). We have elected to apply fair value option accounting to selected financial instruments in most cases to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply fair value option (“FVO”) reporting to certain commercial loans including commercial leveraged acquisition finance loans and related unfunded commitments, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

Loans We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of September 30, 2010, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $1.0 billion carried at fair value had an aggregate unpaid principal balance of $1.1 billion. As of December 31, 2009, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $1.1 billion carried at fair value had an aggregate unpaid principal balance of $1.3 billion.

In 2010, we provided foreign currency denominated loans to a third party for which we simultaneously entered into a series of derivative transactions to hedge certain risks associated with these loans. We elected to apply fair value option to these loans which allows us to account for them in a manner which is consistent with how the instruments are managed. At September 30, 2010, these commercial foreign currency denominated loans for which we elected fair value option had a fair value of $544 million and an unpaid principal balance of $540 million.

These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of September 30, 2010 and December 31, 2009, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.

Long-Term Debt (Own Debt Issuances) We elected to apply FVO for certain fixed-rate long-term debt for which we had applied or otherwise would elect to apply fair value hedge accounting. The election allows us to achieve a similar accounting effect without meeting the rigorous hedge accounting requirements. We measure the fair value of these debt issuances based on inputs observed in the secondary market. Changes in fair value of these instruments are attributable to changes of our own credit risk and interest rates.

Fixed-rate debt accounted for under FVO at September 30, 2010 totaled $1.8 billion and had an aggregate unpaid principal balance of $1.8 billion. Fixed-rate debt accounted for under FVO at December 31, 2009 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments We elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of September 30, 2010, interest bearing deposits in domestic offices included $6.6 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $6.5 billion. As of December 31, 2009, interest bearing deposits in domestic offices included $4.2 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $4.2 billion. Long-term debt at September 30, 2010 included structured notes of $3.7 billion accounted for under FVO which had an unpaid principal balance of $3.5 billion. Long-term debt at December 31, 2009 included structured notes of $2.9 billion accounted for under FVO which had an unpaid principal balance of $2.7 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income (loss). The

HSBC USA Inc.

components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

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

	Three Months Ended September 30,
	2010				2009
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$1	$(89)	$(443)	$(531)	$-	$(57)	$(265)	$(322)
Credit risk component	44	(3)	2	43	128	(77)	(27)	24

Total mark-to-market on financial instruments designated at fair value	45	(92)	(441)	(488)	128	(134)	(292)	(298)
Mark-to-market on the related derivatives	(2)	126	433	557	-	71	251	322
Net realized gain (losses) on the related derivatives	-	20	-	20	-	20	-	20

Gain (loss) on instruments designated at fair value and related derivatives	$43	$54	$(8)	$89	$128	$(43)	$(41)	$44

	Nine Months Ended September 30,
	2010				2009
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$4	$(276)	$(426)	$(698)	$-	$198	$(509)	$(311)
Credit risk component	(7)	131	48	172	258	(291)	37	4

Total mark-to-market on financial instruments designated at fair value	(3)	(145)	(378)	(526)	258	(93)	(472)	(307)
Mark-to-market on the related derivatives	(3)	376	409	782	-	(395)	509	114
Net realized gain (losses) on the related derivatives	-	61	-	61	-	51	(59)	(8)

Gain (loss) on instruments designated at fair value and related derivatives	$(6)	$292	$31	$317	$258	$(437)	$(22)	$(201)

HSBC USA Inc.

12.  Income Taxes

The following table presents our effective tax rates.

	2010		2009

	(dollars are in millions)

Three Months Ended September 30,
Statutory federal income tax rate	$224	35.0%	$80	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	(2)	(.3)	4	1.8
Sale of minority stock interest	-	-	-	-
Valuation allowance on deferred tax assets	(8)	(1.2)	16	6.9
Tax exempt income	(3)	(.5)	(4)	(1.7)
Low income housing and other tax credits	(21)	(3.3)	(23)	(10.3)
Effects of foreign operations	-	-	-	-
Non-deductible loss on sale of securities	14	2.2	-	-
Uncertain tax provision	13	2.0	(1)	(.2)
State rate change effect on net deferred tax assets	-	-	(1)	(.6)
Other	6	.9	(2)	(.9)

Effective tax rate	$223	34.8%	$69	30.0%

Nine Months Ended September 30,
Statutory federal income tax rate	$678	35.0%	$(42)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	4	.2	14	11.2
Sale of minority stock interest	-	-	74	61.3
Valuation allowance on deferred tax assets	(7)	(.3)	93	76.7
Tax exempt income	(10)	(.5)	(12)	(9.5)
Low income housing and other tax credits	(65)	(3.4)	(54)	(45.1)
Effects of foreign operations	14	.7	(1)	(.4)
Non-deductible loss on sale of securities	14	.7	-	-
Uncertain tax provision	33	1.7	(1)	(1.2)
IRS Audit Effective Settlement	-	-	(8)	(6.8)
State rate change effect on net deferred tax assets	-	-	(1)	(.5)
Other	6	.3	(6)	(4.4)

Effective tax rate	$667	34.4%	$56	46.3%

The effective tax rate for the three and nine months ended September 30, 2010 reflects a substantially higher level of pre-tax income, an increased level of low income housing tax credits, the impact of a planned liquidation of a foreign subsidiary, an adjustment of uncertain tax positions and the non-deductible loss on the sale of securities. The effective tax rate for the three and nine months ended September 30, 2009 was significantly impacted by the relative level of pre-tax income, the sale of a minority stock interest that was treated as a dividend for tax purposes and the settlement of an Internal Revenue Service audit of our 2004 and 2005 federal income tax returns.

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

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic downturn, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since these market conditions have created losses in the HNAH Group in recent periods and volatility on our pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

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

HSBC USA Inc.

HSBC USA Inc. Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, net of both deferred tax liabilities and valuation allowances, totaled $878 million and $1.7 billion as of September 30, 2010 and December 31, 2009 respectively. The decrease in net deferred tax assets is primarily due to the reduction in the allowance for credit losses and a decrease in the overall net unrealized losses on available-for-sale securities.

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

13.  Pensions and Other Post Retirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC USA Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Service cost – benefits earned during the period	$6	$6	$16	$19
Interest cost on projected benefit obligation	17	18	50	55
Expected return on assets	(16)	(13)	(46)	(38)
Recognized losses	11	10	29	28
Partial plan termination(1)	-	5	-	5
Amortization of prior service cost	(1)	-	(4)	-

Net periodic pension cost	$17	$26	$45	$69

(1)	Effective September 30, 2009, HSBC North America voluntarily chose to allow all plan participants whose employment was either terminated as a result of the strategic restructuring of its businesses between 2007 and 2009 to become fully vested in their accrued pension benefit, resulting in a partial termination of the plan. In accordance with interpretations of the Internal Revenue Service relating to partial plan terminations, plan participants who voluntarily left the employment of HSBC North America or its subsidiaries during this period were also deemed to have vested in their accrued pension benefit through the date their employment ended. As a result, incremental pension expense of $5 million, representing our share of the partial plan termination cost, was recognized during the three months ended September 30, 2009.

Pension expense declined in 2010 due to lower service cost and interest cost as a result of reduced headcount. Also contributing to lower pension expense was the recognition of higher returns on plan assets solely due to higher asset levels.

During the third quarter of 2010, HSBC North America made a contribution to the Plan of $187 million.

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

HSBC USA Inc.

Supplemental Retirement Income Plan have been accounted for as a plan curtailment, which resulted in no significant immediate recognition of income or expense.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Service cost – benefits earned during the period	$-	$-	$-	$-
Interest cost	1	1	3	4
Recognized losses	1	1	2	2
Transition amount amortization	-	(1)	-	(2)

Net periodic postretirement benefit cost	$2	$1	$5	$4

On March 23, 2010, the Patient Protection and Affordable Care Act was enacted and subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Act”). The Act is intended to ensure that more Americans have access to quality, affordable health care insurance with the provisions of the Act being phased in beginning in 2010 and continuing for a number of years. Based on an analysis of the Act, there has been no impact on our consolidated financial statements for the period ended September 30, 2010 as it relates to either our ongoing active employee benefit plans or our postretirement retiree-only medical plans. We have also performed an analysis related to the provisions to be implemented in future periods and based on the Act as currently written, we currently do not believe there will be a material impact to our financial position or results of operation in future periods. Should the provisions of the Act be amended in future periods, the estimated impact to our financial position or results of operations in future periods could change.

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

	September 30, 2010	December 31, 2009

	(in millions)

Assets:
Cash and due from banks	$535	$362
Interest bearing deposits with banks	235	198
Federal funds sold and securities purchased under resale agreements	415	294
Trading assets(1)	20,115	12,811
Loans	1,229	1,476
Other	1,780	852

Total assets	$24,309	$15,993

Liabilities:
Deposits	$9,414	$9,519
Trading liabilities(1)	23,741	16,848
Short-term borrowings	5,084	446
Other	3,611	1,677

Total liabilities	$41,850	$28,490

HSBC USA Inc.

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Income/(Expense):
Interest income	$13	$44	$79	$141
Interest expense	(12)	(7)	(34)	(19)

Net interest income	$1	$37	$45	$122

HSBC affiliate income:
Fees and commissions:
HSBC Finance	$2	$3	$6	$9
HSBC Markets (USA) Inc. (“HMUS”)	3	7	13	16
Other HSBC affiliates	17	25	63	66
Fees on transfers of refund anticipation loans to HSBC Finance	-	-	4	11
Other HSBC affiliates income	22	-	31	10

Total affiliate income	$44	$35	$117	$112

Support services from HSBC affiliates:
HSBC Finance	$(164)	$(175)	$(553)	$(548)
HMUS	(74)	(50)	(218)	(187)
HSBC Technology & Services (USA) Inc. (“HTSU”)	(195)	(106)	(558)	(353)
Other HSBC affiliates	(46)	(55)	(126)	(140)

Total support services from HSBC affiliates	$(479)	$(386)	$(1,455)	$(1,228)

Stock based compensation expense with HSBC	$(11)	$(15)	$(33)	$(48)

Transactions Conducted with HSBC Finance Corporation In connection with its acquisition of HSBC Finance, HSBC announced its expectation that funding costs for the HSBC Finance business would be lower as a result of the funding diversity of HSBC. As a result, we work with our affiliates under the oversight of HSBC North America to maximize opportunities and efficiencies in HSBC’s operations in the U.S., including funding efficiencies. The purchases of the private label portfolio, the GM and UP Portfolios and certain auto finance loans from HSBC Finance as discussed in more detail below are indicative of such efficiencies contemplated.

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

HSBC USA Inc.

amortized to interest income over the estimated life of the receivables purchased. In March 2010, we sold $379 million of auto finance receivables to HSBC Finance including $353 million previously classified as held for sale, a substantial majority of which were comprised of the loans previously purchased from HSBC Finance, who immediately sold them to a third party who also purchased HSBC Finance’s auto finance servicing operations. These loans, which were previously serviced by HSBC Finance, were serviced by this third party provider until they were sold in August 2010. Information regarding these loans is summarized in the table below.

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

The following table summarizes the private label card, private label commercial and closed end loans, credit card (including the GM and UP credit card portfolios), auto finance and real estate secured loans serviced for us by HSBC Finance as well as the daily loans purchased during the three and nine months ended September 30, 2010 and 2009:

	Private Label		Credit Cards
		Commercial and	General	Union		Auto	Residential
	Cards	Closed End Loans(1)	Motors	Privilege	Other	Finance	Mortgage	Total

	(in billions)

Loans serviced by HSBC Finance:
September 30, 2010	$12.3	$.5	$4.3	$4.3	$1.9	$-	$1.6	$24.9
December 31, 2009	15.0	.6	5.4	5.3	2.1	2.1	1.8	32.3
Total loans purchased on a daily basis from HSBC Finance during:
Three months ended September 30, 2010	3.5	-	3.4	.8	1.1	-	-	8.8
Three months ended September 30, 2009	3.6	-	3.7	.9	1.1	-	-	9.3
Nine months ended September 30, 2010	9.9	-	10.0	2.3	3.1	-	-	25.3
Nine months ended September 30, 2009	11.0	-	10.8	2.7	3.2	-	-	27.7

(1)	Private label commercial are included in other commercial loans and private label closed end loans are included in other consumer loans in Note 5, “Loans.”

Fees paid for servicing these loan portfolios totaled $159 million and $482 million during the three and nine months ended September 30, 2010, respectively, compared to $170 million and $530 million during the three and nine months ended September 30, 2009, respectively.

•	The GM and UP credit card receivables as well as the private label credit card receivables are purchased from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusting for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price.

HSBC USA Inc.

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three and nine months ended September 30, 2010, we paid $2 million and $4 million, respectively, for services we received from HSBC Finance and received $2 million and $6 million, respectively, for services we provided to HSBC Finance.

•	In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of a subsidiary of HSBC Bank USA. These employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing these services. During the three months ended September 30, 2010, we received servicing revenue from HSBC Finance of $18 million.

•	Support services from HSBC affiliates include charges by HSBC Finance under various service level agreements for loan origination and servicing, including the servicing of the portfolios previously discussed and beginning in 2010, the servicing of certain tax refund anticipation loans as more fully discussed below, as well as other operational and administrative support. Fees paid for these services totaled $164 million and $553 million during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2009, fees paid for these services totaled $175 million and $548 million, respectively.

•	Our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), are the originating lenders on behalf of HSBC Finance for a federal income tax refund anticipation loan program for clients of a single third party tax preparer which is managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD process applications, fund and subsequently transfer a portion of these loans to HSBC Finance. Prior to 2010, all loans were transferred to HSBC Finance. Beginning in 2010, we began keeping a portion of these loans on our balance sheet and earn a fee. The loans we keep are transferred to HSBC Finance at par only upon reaching a defined delinquency status. We pay HSBC Finance a fee to service the loans we retain on our balance sheet and to assume the credit risk associated with these receivables. HSBC Bank USA and HTCD originated approximately $9.4 billion and $9.0 billion of loans during the nine months ended September 30, 2010 and 2009, respectively, of which $3.1 billion and $9.0 billion, respectively, were transferred to HSBC Finance during these periods. During the nine months ended September 30, 2010 and 2009, we received fees of $4 million and $11 million, respectively, for the loans we originated and sold to HSBC Finance. Fees earned on the loans retained on balance sheet and fees paid to HSBC Finance for servicing and assuming the credit risk for these loans totaled $65 million and $58 million, respectively, during the nine months ended September 30, 2010.

•	Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at September 30, 2010 and December 31, 2009.

•	We extended a secured $1.5 billion uncommitted 364 day credit facility to certain subsidiaries of HSBC Finance in December 2009. There were no balances outstanding at September 30, 2010 and December 31, 2009.

•	We extended a $1.0 billion committed unsecured 364 day credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2009. There were no balances outstanding at September 30, 2010 and December 31, 2009.

•	We service a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.2 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively. The related servicing fee income was $.3 million and $1.0 million during the three and nine months ended September 30, 2010, respectively, which is included in residential mortgage banking revenue in the consolidated statement of income (loss). During the three and nine months ended September 30, 2009, the related servicing fee income totaled $1 million and $6 million, respectively.

HSBC USA Inc.

Transactions Conducted with HMUS

•	We utilize HSBC Securities (USA) Inc. (“HSI”), a subsidiary of HMUS, for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

•	We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.3 billion at September 30, 2010 and $4.1 billion at December 31, 2009, of which $762 million and $1.0 billion was outstanding at September 30, 2010 and December 31, 2009, respectively. Interest income on these loans and lines totaled $4 million and $13 million during the three and nine months ended September 30, 2010, respectively, compared to $8 million and $28 million during the three and nine months ended September 30, 2009, respectively.

Other Transactions with HSBC Affiliates

•	In June 2010, we sold certain securities with a book value of $302 million to HSBC Bank plc and recognized a pre-tax loss of $40 million.

•	HSBC North America extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 28, 2014 with interest due quarterly beginning in November 2009. Interest expense on this note totaled $5 million and $13 million during the three and nine months ended September 30, 2010, respectively. Interest expense totaled $2 million during both the three and nine months ended September 30, 2009.

•	In March 2009, we sold an equity investment in HSBC Private Bank (Suisse) SA to another HSBC affiliate for cash, resulting in a gain of $33 million.

•	We have an unused line of credit with HSBC Bank plc of $2.5 billion at September 30, 2010 and December 31, 2009.

•	We have an unused line of credit with HSBC North America Inc. (“HNAI”) of $150 million at September 30, 2010 and December 31, 2009.

•	We have extended loans and lines of credit to various other HSBC affiliates totaling $460 million at September 30, 2010 and $1.7 billion at December 31, 2009, of which $0 million and $527 million was outstanding at September 30, 2010 and December 31, 2009, respectively. Interest income on these lines totaled $.1 million and $5 million during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2009, interest income on these lines totaled $3 million and $9 million, respectively.

•	Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At September 30, 2010 we held $70 million of commercial paper issued by an HSBC affiliate sponsored asset-backed commercial paper conduit. At December 31, 2009, no ABCP issued by such conduits was held.

•	We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $772.0 billion and $673.3 billion at September 30, 2010 and December 31, 2009, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $20.1 billion and $12.8 billion at September 30, 2010 and December 31, 2009, respectively. Our Global Banking and Markets business accounts for these transactions on a mark-to-market basis, with the change in value of

HSBC USA Inc.

contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

•	In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (LSS) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HSBC Bank USA by transferring the volatility to the affiliate. The recorded fair value of derivative assets related to these derivative transactions was approximately $50 million and $70 million at September 30, 2010 and December 31, 2009, respectively.

•	Technology and some centralized operational services including human resources, finance, treasury, corporate affairs, compliance, legal, tax and other shared services in North America are centralized within HTSU. Technology related assets and software purchased are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of income (loss).

•	Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 13, “Pension and Other Post-retirement Benefits.”

•	Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $11 million and $33 million during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2009, our share of the expense of these plans totaled $15 million and $48 million, respectively and is included in Salaries and employee benefits in the consolidated statement of income (loss).

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $7 million and $21 million during the three and nine months ended September 30, 2010, respectively, are included as a component of Support services from HSBC affiliates in the consolidated statement of income (loss). Billing for these services was processed by HTSU.

15.  Regulatory Capital

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	September 30, 2010						December 31, 2009
	Capital		Well-Capitalized		Actual		Capital	Well-Capitalized		Actual
	Amount		Minimum Ratio(1)		Ratio		Amount	Minimum Ratio(1)		Ratio

			(dollars are in millions)

Total capital ratio:
HSBC USA Inc.	$21,792		10.00%		17.46%		$19,087	10.00%		14.19%
HSBC Bank USA	21,853		10.00		17.59		19,532	10.00		14.81
Tier 1 capital ratio:
HSBC USA Inc.	14,032		6.00		11.24	(3)	12,934	6.00		9.61
HSBC Bank USA	14,596		6.00		11.75	(3)	13,354	6.00		10.13
Tier 1 leverage ratio:
HSBC USA Inc.	14,032		3.00	(2)	7.80		12,934	3.00	(2)	7.59
HSBC Bank USA	14,596		5.00		8.22		13,354	5.00		8.07
Risk weighted assets:
HSBC USA Inc.	124,840	(3)					134,553
HSBC Bank USA	124,260	(3)					131,854

HSBC USA Inc.

(1)	HSBC USA Inc. and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

(3)	Effective January 1, 2010, we began consolidating a commercial paper conduit managed by HSBC Bank USA as a result of adopting new guidance related to the consolidation of variable interest entities as more fully discussed in Note 17, “Variable Interest Entities.” We elected to adopt the transition mechanism for Risk Based Capital Requirements and, as a result, there was no change to the risk weighted assets or the Tier 1 capital ratios for the first half of 2010. As of September 30, 2010 we have begun the transition to the Risk Based Capital requirements for our Tier 1 capital ratio which will be complete at March 31, 2011. Had we fully transitioned to the Risk Based Capital requirements at September 30, 2010, our risk weighted assets would have been higher by approximately $2.2 billion which would not have had a significant impact on our Tier 1 capital ratios.

We did not receive any capital contributions from our immediate parent, HNAI, during the first nine months of 2010.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During the first half of 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. In 2009, the net book value of such sales totaled $455 million. These loans were subsequently sold to SC USA in August 2010. Capital ratios and amounts at September 30, 2010 and December 31, 2009 in the table above reflect this reporting.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At September 30, 2010 and December 31, 2009, deferred tax assets of $368 million and $331 million, respectively, were excluded in the computation of regulatory capital.

16.  Business Segments

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

There have been no changes in the basis of segmentation or measurement of segment profit as compared with the presentation in our 2009 Form 10-K.

Our segment results are presented under International Financial Reporting Standards (“IFRSs”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about

HSBC USA Inc.

allocating resources, such as employees are made almost exclusively on an IFRSs basis since we report results to our parent, HSBC in accordance with its reporting basis, IFRSs. We continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis.

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

	IFRSs Consolidated Amounts
				Global			Adjustments/		(2)	(3)	U.S. GAAP
				Banking and			Reconciling		IFRSs	IFRSs	Consolidated
	PFS	CF	CMB	Markets	PB	Other	Items	Total	Adjustments	Reclassifications	Totals

	(in millions)

Three months ended September 30, 2010
Net interest income	$252	$430	$172	$186	$47	$(1)	$(8)	$1,078	$(14)	$27	$1,091
Other operating income	67	97	111	186	34	40	8	543	126	147	816

Total operating income (loss)	319	527	283	372	81	39	-	1,621	112	174	1,907
Loan impairment charges	(21)	221	50	(45)	(13)	-	-	192	35	18	245

	340	306	233	417	94	39	-	1,429	77	156	1,662
Operating expenses(1)	341	58	178	217	63	18	-	875	(9)	156	1,022

Profit (loss) before tax expense	$(1)	$248	$55	$200	$31	$21	$-	$554	$86	$-	$640

Balances at end of period:
Total assets	$20,752	$23,830	$16,329	$204,598	$4,866	$21	$-	$270,396	$(77,972)	$(250)	$192,174
Total loans, net	16,486	22,283	14,632	28,554	4,040	-	-	85,995	(1,914)	(14,379)	69,702
Goodwill	876	-	368	480	326	-	-	2,050	576	-	2,626
Total deposits	47,554	44	23,547	36,945	11,529	-	-	119,619	(4,823)	4,150	118,946
Three months ended September 30, 2009
Net interest income	$238	$539	$184	$201	$41	$(6)	$(4)	$1,193	$(4)	$71	$1,260
Other operating income	88	98	92	91	23	(63)	4	333	484	78	895

Total operating income (loss)	326	637	276	292	64	(69)	-	1,526	480	149	2,155
Loan impairment charges	178	437	51	163	86	-	-	915	120	(29)	1,006

	148	200	225	129	(22)	(69)	-	611	360	178	1,149
Operating expenses(1)	306	18	159	180	58	13	-	734	7	178	919

Profit (loss) before tax expense	$(158)	$182	$66	$(51)	$(80)	$(82)	$-	$(123)	$353	$-	$230

Balances at end of period:
Total assets	$22,025	$30,227	$17,393	$175,845	$5,220	$115	$-	$250,825	$(72,378)	$(2,938)	$175,509
Total loans, net	17,747	28,271	15,720	21,786	4,516	-	-	88,040	(3,330)	(6,011)	78,699
Goodwill	876	-	368	497	326	-	-	2,067	580	-	2,647
Total deposits	47,285	43	24,680	30,939	10,665	-	-	113,612	(3,173)	5,110	115,549
Nine months ended September 30, 2010
Net interest income	$730	$1,437	$535	$471	$139	$(9)	$(21)	$3,282	$32	$110	$3,424
Other operating income	132	150	362	927	103	267	21	1,962	39	506	2,507

Total operating income (loss)	862	1,587	897	1,398	242	258	-	5,244	71	616	5,931
Loan impairment charges	6	786	98	(193)	(24)	(1)	-	672	213	27	912

	856	801	799	1,591	266	259	-	4,572	(142)	589	5,019
Operating expenses(1)	929	113	499	624	180	47	-	2,392	100	589	3,081

Profit (loss) before tax expense	$(73)	$688	$300	$967	$86	$212	$-	$2,180	$(242)	$-	$1,938

Nine months ended September 30, 2009
Net interest income	$665	$1,588	$540	$655	$129	$(6)	$(18)	$3,553	$102	$230	$3,885
Other operating income	171	263	255	600	85	(406)	18	986	1,031	204	2,221

Total operating income (loss)	836	1,851	795	1,255	214	(412)	-	4,539	1,133	434	6,106
Loan impairment charges	550	1,468	222	589	90	-	-	2,919	502	(174)	3,247

	286	383	573	666	124	(412)	-	1,620	631	608	2,859
Operating expenses(1)	936	69	471	615	180	65	-	2,336	36	608	2,980

Profit (loss) before tax expense	$(650)	$314	$102	$51	$(56)	$(477)	$-	$(716)	$595	$-	$(121)

(1)	Expenses for the segments include fully apportioned corporate overhead expenses.

(2)	IFRSs Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(3)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

HSBC USA Inc.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net interest income

Effective interest rate – The calculation of effective interest rates under IFRS 39, “Financial Instruments: Recognition and Measurement (“IAS 39”), requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other revenues for IFRSs.

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

Loans held for sale – IFRSs requires loans originated with the intent to sell to be classified as trading assets and recorded at their fair market value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income related to loans held for sale are reported in net interest income or trading revenue. Under U.S. GAAP, the income related to loans held for sale are reported similarly to loans held for investment.

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

HSBC USA Inc.

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

VIEs – The requirements for consolidation of variable interest entities under U.S. GAAP are based more on the power to control significant activities as opposed to the variability in cash flows. As a result, we have been determined to be the primary beneficiary and have consolidated the Bryant Park commercial paper conduit under U.S. GAAP, while under IFRSs this conduit is not consolidated.

17.  Variable Interest Entities

On January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board in June 2009 which amends the accounting for the consolidation of variable interest entities (“VIEs”). The new guidance changed the approach for determining the primary beneficiary of a VIE from a quantitative approach focusing on risk and reward to a qualitative approach focusing on (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE. The adoption of the new guidance has resulted in the consolidation of one commercial paper conduit managed by HSBC Bank USA as discussed more fully below. The impact of consolidating this entity beginning on January 1, 2010 resulted in an increase to our assets and liabilities of $3.2 billion and $3.5 billion, respectively, which resulted in a $1 million increase to the opening balance of retained earnings in common shareholder’s equity and a $246 million reduction to the opening balance of other comprehensive income in common shareholder’s equity. Since we elected to adopt the transition mechanism for Risk Based Capital requirements, there was no change to the way we calculate risk weighted assets against this facility for the first half of 2010. As of September 30, 2010, we have begun the transition to the Risk Based Capital requirements which will be complete at March 31, 2011. Had we fully transitioned to the Risk Based Capital requirements at September 30, 2010, our risk weighted assets would have been higher by approximately $2.2 billion which would not have had a significant impact on our Tier 1 capital ratios. See the asset-backed commercial paper conduit portion of the table “Consolidated VIE’s” presented below for additional details of the assets and liabilities relating to this newly consolidated entity.

HSBC USA Inc.

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

HSBC USA Inc.

Consolidated VIEs The following table summarizes the assets and liabilities of our consolidated VIEs as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

		(in millions)

Asset-backed commercial paper conduit:
Interest bearing deposits with banks	$2	$-	$-	$-
Held to maturity securities	871	-	-	-
Loans	1,307	-	-	-
Short-term borrowings	-	3,006	-	-
Other liabilities	-	2	-	-

Subtotal	2,180	3,008	-	-
Securitization vehicles:
Loans	12,562	-	15,953	-
Available-for-sale securities	659	-	1,138	-
Other assets	182	-	168	-
Long-term debt	-	1,343	-	2,985
Other liabilities	-	1,028	-	1,283

Subtotal	13,403	2,371	17,259	4,268
Low income housing limited liability partnership:
Other assets	517	-	585	-
Long term debt	-	55	-	55
Other liabilities	-	102	-	135

Subtotal	517	157	585	190

Total	$16,100	$5,536	$17,844	$4,458

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

HSBC USA Inc.

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

At September 30, 2010 and December 31, 2009, the consolidated assets of these trusts were $13.4 billion and $17.3 billion, respectively. Debt securities issued by these VIEs are reported as secured financings in long-term debt. Certain assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general credit.

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

Unconsolidated VIEs We also have variable interests with other VIEs that were not consolidated at September 30, 2010 and December 31, 2009 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of September 30, 2010 and December 31, 2009:

	September 30, 2010				December 31, 2009
	Variable Interests	Variable Interests	Total Assets in	Maximum	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss	VIEs	to Loss

			(in millions)

Asset-backed commercial paper conduits	$-	$-	$14,201	$1,308	$10,485	$5,050
Structured note vehicles	201	139	7,915	828	7,890	569

Total	$201	$139	$22,116	$2,136	$18,375	$5,619

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

HSBC USA Inc.

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

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and therefore bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities, other than Bryant Park as discussed above. Credit risk related to the liquidity facilities provided is managed by subjecting them to our normal underwriting and risk management processes. The $1.3 billion maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value. The reduction in amounts outstanding since December 31, 2009 reflects the consolidation of Bryant Park effective January 1, 2010, as more fully described above.

Structured Note Vehicles Our involvement in structured note vehicles includes entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of September 30, 2010, we recorded approximately $160 million of trading assets and $185 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2009, we recorded approximately $169 million of trading assets and $205 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

Beneficial Interests Issued by Third-party Sponsored Securitization Entities We hold certain beneficial interests issued by third-party sponsored securitization entities which may be considered as variable interest entities. The investments are transacted at arm’s-length and decisions to invest are based on credit analysis on underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers that potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in

HSBC USA Inc.

Note 4, “Securities” and Note 19, “Fair Value Measurements” and therefore, were not disclosed in this note to avoid redundancy.

18.  Guarantee Arrangements, Contingencies and Pledged Assets

Guarantee Arrangements As part of our normal operations, we enter into credit derivatives and various off-balance sheet guarantee arrangements with affiliates and third parties. These arrangements arise principally in connection with our lending and client intermediation activities and include standby letters of credit and certain credit derivative transactions. The contractual amounts of these arrangements represent our maximum possible credit exposure in the event that we are required to fulfill the maximum obligation under a guarantee.

The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of September 30, 2010 and December 31, 2009. Following the table is a description of the various arrangements.

	September 30, 2010		December 31, 2009
	Carrying	Notional/Maximum	Carrying	Notional/Maximum
	Value	Exposure to Loss	Value	Exposure to Loss

		(in millions)

Credit derivatives(1)(2)	$(4,174)	$375,144	$(5,751)	$387,225
Financial standby letters of credit, net of participations(3)(4)	-	3,938	-	4,545
Performance (non-financial) guarantees(3)	-	2,988	-	3,100
Liquidity asset purchase agreements(4)	-	1,308	-	6,791

Total	$(4,174)	$383,378	$(5,751)	$401,661

(1)	Includes $58.0 billion and $57.3 billion issued for the benefit of HSBC affiliates at September 30, 2010 and December 31, 2009, respectively.

(2)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

(3)	Includes $401 million and $774 million issued for the benefit of HSBC affiliates at September 30, 2010 and December 31, 2009, respectively.

(4)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

Credit-Risk Related Arrangements:

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

HSBC USA Inc.

requirements by counterparty such that the collateral covers various transactions and products, and is not allocated to specific individual contracts.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

		(in millions)

Sell-protection credit derivative positions	$(4,174)	$(375,144)	$(5,751)	$(387,225)
Buy-protection credit derivative positions	4,872	366,444	6,693	381,258

Net position(1)	$698	$(8,700)	$942	$(5,967)

(1)	Positions are presented net in the table above to provide a complete analysis of our risk exposure and depict the way we manage our credit derivative portfolio. The offset of the sell-protection credit derivatives against the buy-protection credit derivatives may not be legally binding in the absence of master netting agreements with the same counterparty.

Standby Letters of Credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of September 30, 2010, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $3.9 billion and $3.0 billion, respectively. As of December 31, 2009, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.5 billion and $3.1 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the fair value of the stand-ready obligation to perform under these guarantees, amounting to $51 million and $48 million at September 30, 2010 and December 31, 2009, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $24 million and $27 million at September 30, 2010 and December 31, 2009.

HSBC USA Inc.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of September 30, 2010 as an indicative proxy of payment risk:

	Average	Credit Ratings of the Obligors or the Transactions
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

		(dollars are in millions)

Sell-protection Credit Derivatives(1)
Single name CDS	3.1	$106,241	$47,717	$153,958
Structured CDS	2.7	65,177	3,910	69,087
Index credit derivatives	3.4	35,839	103,129	138,968
Total return swaps	8.0	11,232	1,899	13,131

Subtotal		218,489	156,655	375,144
Standby Letters of Credit(2)	1.1	6,807	119	6,926

Total		$225,296	$156,774	$382,070

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

Our internal groupings are determined based on HSBC’s risk rating systems and processes which assign a credit grade based on a scale which ranks the risk of default of a customer. The groupings are determined and used for managing risk and determining level of credit exposure appetite based on the customer’s operating performance, liquidity, capital structure and debt service ability. In addition, we also incorporate subjective judgments into the risk rating process concerning such things as industry trends, comparison of performance to industry peers and perceived quality of management. We compare our internal risk ratings to outside external rating agency benchmarks, where possible, at the time of formal review and regularly monitor whether our risk ratings are comparable to the external ratings benchmark data.

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

Written Put Options, Non Credit-Risk Related and Indemnity Arrangements:

Liquidity Asset Purchase Agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of September 30, 2010 and December 31, 2009, we have issued $1.3 billion and $6.8 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits. The decline since December 31, 2009 reflects our consolidation of the Bryant Park commercial paper conduit effective January 1, 2010. See Note 17, “Variable Interest Entities” for further information.

Principal Protected Products We structure and sell products that provide for the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require

HSBC USA Inc.

liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These principal protected products are accounted for on a fair value basis. The notional amounts of these principal protected products were not material as of September 30, 2010 and December 31, 2009. We have not made any payments under the terms of these structured products and we consider the probability of such payments to be remote.

Sale of Mortgage Loans We originate and sell mortgage loans to government sponsored entities and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the representations and warranties are breached. Our estimated liability for obligations arising from the breach of representations and warranties was $264 million and $66 million as of September 30, 2010 and December 31, 2009, respectively. The September 30, 2010 obligation balance of $264 million represents an increase from December 31, 2009 based on $285 million of charges recorded through earnings during the year, partially offset by $87 million of payments to third parties which reduced the obligation. The increase from year-end was due to an increase in the reserve for potential repurchase liability exposures related primarily to previously originated mortgages through broker channels.

Visa Covered Litigations We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is earlier. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In July 2009, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited an additional $700 million into the escrow account. As a result, we re-evaluated the contingent liability we have recorded relating to this litigation and reduced our liability by $9 million during 2009. In May 2010, Visa funded an additional $500 million into the escrow account and we reduced our liability by an additional $6 million in the second quarter of 2010. At September 30, 2010, the contingent liability recorded was $19 million. In October 2010, Visa announced that it had deposited an additional $800 million into the escrow account, which resulted in a decrease in the conversion rate at which our Visa Class B shares can be converted into Class A shares. The impact of this decrease will be recorded in the fourth quarter. We do not expect these changes to result in a material adverse effect on our results of operations.

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

Contingencies In connection with the resolution of ongoing regulatory and governmental examinations and inquiries, in the first week of October 2010, HSBC Bank USA entered into a consent cease and desist order with the Office of the Comptroller of the Currency (“OCC”) and our indirect parent, HSBC North America Holdings Inc. (“HSBC North America”), entered into a consent cease and desist order with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). These actions require improvements for an effective compliance risk management program across our U.S. businesses, including Bank Secrecy Act and Anti-Money Laundering compliance. The consent orders do not preclude additional enforcement actions against HSBC Bank USA or HSBC North America by bank regulatory or law enforcement agencies, including civil money penalties, fines and other financial penalties. We are unable at this time to determine the terms on which the ongoing inquiries will be resolved, including the timing or the amount of penalties or fines, if any, that may be imposed by the regulators or agencies in connection with such resolution and as a result, no accrual has been recorded at September 30, 2010.

HSBC USA Inc.

Pledged Assets Pledged assets included in the consolidated balance sheet are summarized in the following table.

	September 30,	December 31,
	2010	2009

	(in millions)

Interest bearing deposits with banks	$1,313	$1,496
Trading assets(1)	596	708
Securities available-for-sale(2)	23,419	11,416
Securities held to maturity(3)	1,175	457
Loans(4)	3,668	3,933
Other assets(5)	7,046	6,459

Total	$37,217	$24,469

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

(2)	Securities available-for-sale are primarily pledged against state and municipal deposits, and various short-term and long-term borrowings, as well as providing capacity for potential secured borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

(3)	Securities held to maturity include federal home loan bank collateral at September 30, 2010 and December 31, 2009, as well as the investment securities of a consolidated asset-backed commercial paper conduit at September 30, 2010 that collateralize the conduit’s outstanding commercial paper.

(4)	Loans are primarily private label card and other credit card receivables pledged against long-term secured borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank. At September 30, 2010 loans also include the loans of a consolidated asset-backed commercial paper conduit that collateralize the conduit’s outstanding commercial paper.

(5)	Other assets primarily represent cash on deposit with non-banks related to derivative collateral support agreements.

19.  Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Transfers between leveling categories are recognized at the end of each reporting period.

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

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)

Financial assets:
Short-term financial assets	$19,472	$19,472	$24,094	$24,094
Federal funds sold and securities purchased under resale agreements	11,432	11,432	1,046	1,046
Non-derivative trading assets	22,463	22,463	17,596	17,596
Derivatives	9,657	9,657	8,831	8,831
Securities	44,676	44,895	30,568	30,686
Commercial loans, net of allowance for credit losses	29,492	29,816	29,366	29,298
Commercial loans designated under fair value option and held for sale	1,536	1,536	1,126	1,126
Consumer loans, net of allowance for credit losses	40,210	35,449	46,262	41,877
Consumer loans held for sale:
Residential mortgages	888	902	1,386	1,389
Auto finance	-	-	353	353
Other consumer	28	28	43	43
Financial liabilities:
Short-term financial liabilities	$25,025	$25,025	$11,121	$11,121
Deposits:
Without fixed maturities	109,934	109,934	106,890	106,890
Fixed maturities	2,406	2,415	7,215	7,259
Deposits designated under fair value option	6,606	6,606	4,232	4,232
Non-derivative trading liabilities	5,228	5,228	2,687	2,687
Derivatives	7,005	7,005	5,419	5,419
Long-term debt	13,066	13,505	13,440	13,693
Long-term debt designated under fair value option	5,493	5,493	4,568	4,568

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the deteriorating economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2010 and December 31, 2009 reflect these market conditions.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of September 30, 2010
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance

			(in millions)

Assets:
Trading Securities:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$2,294	$92	$-	$2,386	$-	$2,386
Collateralized debt obligations	-	-	804	804	-	804
Asset-backed securities:
Residential mortgages	-	34	385	419	-	419
Home equity	-	-	15	15	-	15
Student loans	-	5	-	5	-	5
Other	-	-	13	13	-	13
Corporate and other domestic debt securities	-	2,387	754	3,141	-	3,141
Debt Securities issued by foreign entities:
Corporate	-	127	229	356	-	356
Government	-	430	-	430	-	430
Equity securities	-	140	18	158	-	158
Precious metals trading	-	14,736	-	14,736	-	14,736
Derivatives(2):
Interest rate contracts	246	48,150	-	48,396	-	48,396
Foreign exchange contracts	15	17,305	203	17,523	-	17,523
Equity contracts	-	1,269	93	1,362	-	1,362
Precious metals contracts	-	1,014	46	1,060	-	1,060
Credit contracts	-	12,451	2,522	14,973	-	14,973
Other	-	4	20	24	-	24
Derivatives netting	-	-	-	-	(73,681)	(73,681)

Total derivatives	261	80,193	2,884	83,338	(73,681)	9,657
Securities available-for-sale:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	15,874	19,702	4	35,580	-	35,580
Obligations of U.S. states and political subdivisions	-	602	-	602	-	602
Asset-backed securities:
Residential mortgages	-	21	12	33	-	33
Commercial mortgages	-	546	11	557	-	557
Home equity	-	157	193	350	-	350
Auto	-	10	-	10	-	10
Student loans	-	16	12	28	-	28
Other	-	17	87	104	-	104
Corporate and other domestic debt securities	-	700	-	700	-	700
Debt Securities issued by foreign entities:
Corporate	-	-	-	-	-	-
Government	-	2,583	-	2,583	-	2,583
Equity securities	-	785	-	785	-	785
Loans(3)	-	1,501	11	1,512	-	1,512
Intangible(4)	-	-	298	298	-	298

Total assets	$18,429	$124,784	$5,730	$148,943	$(73,681)	$75,262

Liabilities:
Deposits in domestic offices(5)	$-	$3,539	$3,067	$6,606	$-	$6,606
Trading liabilities, excluding derivatives	1,378	3,850	-	5,228	-	5,228
Derivatives(2):
Interest rate contracts	114	48,470	-	48,584	-	48,584
Foreign exchange contracts	26	16,543	205	16,774	-	16,774
Equity contracts	-	1,191	85	1,276	-	1,276
Precious metals contracts	46	1,738	46	1,830	-	1,830
Credit contracts	-	13,715	1,190	14,905	-	14,905
Other	-	1	2	3	-	3
Derivatives netting	-	-	-	-	(76,367)	(76,367)

Total derivatives	186	81,658	1,528	83,372	(76,367)	7,005
Long-term debt(6)	-	5,246	247	5,493	-	5,493

Total liabilities	$1,564	$94,293	$4,842	$100,699	$(76,367)	$24,332

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2009
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance

			(in millions)

Assets:
Trading Securities:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	$615	$50	$-	$665	$-	$665
Residential mortgage-backed securities	-	129	821	950	-	950
Collateralized debt obligations	-	-	831	831	-	831
Other asset-backed securities	-	9	25	34	-	34
Corporate and other domestic debt securities	-	792	1,202	1,994	-	1,994
Debt Securities issued by foreign entities	-	213	196	409	-	409
Equity securities	-	436	21	457	-	457
Precious metals trading	-	12,256	-	12,256	-	12,256
Derivatives(2)	129	58,391	3,074	61,594	(52,763)	8,831
Securities available-for-sale:
U.S. Treasury. U.S. Government agencies and sponsored enterprises	9,291	10,639	3	19,933	-	19,933
Obligations of U.S. states and political subdivisions	-	749	-	749	-	749
Residential mortgage-backed securities	-	350	515	865	-	865
Commercial mortgage-backed securities	-	558	8	566	-	566
Other asset-backed securities	-	273	217	490	-	490
Corporate and other domestic debt securities	-	864	-	864	-	864
Debt Securities issued by foreign entities	-	3,076	-	3,076	-	3,076
Equity securities	-	1,263	-	1,263	-	1,263
Loans(3)	-	1,122	4	1,126	-	1,126
Intangible(4)	-	-	450	450	-	450

Total assets	$10,035	$91,170	$7,367	$108,572	$(52,763)	$55,809

Liabilities:
Deposits in domestic offices(5)	$-	$2,589	$1,643	$4,232	$-	$4,232
Trading liabilities, excluding derivatives	34	2,653	-	2,687	-	2,687
Derivatives(2)	213	60,639	1,781	62,633	(57,214)	5,419
Long-term debt(6)	-	4,149	419	4,568	-	4,568

Total liabilities	$247	$70,030	$3,843	$74,120	$(57,214)	$16,906

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	As of September 30, 2010 and December 31, 2009, includes trading derivative assets of $8.7 billion and $8.2 billion, respectively, and trading derivative liabilities of $6.6 billion and $5.3 billion, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 7, “Loans Held for Sale,” for further information.

(4)	Represents residential mortgage servicing rights. See Note 8, “Intangible Assets,” for further information on residential mortgage servicing rights.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

Significant Transfers into/out of Levels 1 and 2 There were no significant transfers between levels 1 and 2 for the three and nine months ended September 30, 2010.

Information on Level 3 Assets and Liabilities The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2010 and 2009. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the

HSBC USA Inc.

information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included
		in(1)
		Trading		Other				Transfers	Transfers		Current Period
	July 1,	Revenue	Other	Comprehensive				Into	Out of	Sept. 30	Unrealized
	2010	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2010	Gains (Losses)

					(in millions)

Assets:
Trading assets, excluding derivatives
Collateralized debt obligations	$791	$11	$-	$-	$34	$-	$(32)	$-	$-	$804	$1
Asset-backed securities:
Residential mortgages	560	27	-	-	1	-	(196)	-	(7)	385	13
Commercial mortgages	-	-	-	-	-	-	-	-	-	-	-
Home equity	32	(17)	-	-	12	-	(12)	-	-	15	(17)
Other	13	-	-	-	-	-	-	-	-	13	-
Corporate and other domestic debt securities	717	2	-	-	35	-	-	-	-	754	2
Debt Securities issued by foreign entities:
Corporate	197	32	-	-	-	-	-	-	-	229	32
Equity securities	19	(1)	-	-	-	-	-	-	-	18	(1)
Foreign exchange contracts	(3)	1	-	-	-	-	-	-	-	(2)	1
Equity contracts	(141)	174	-	-	-	-	(25)	-	-	8	149
Credit contracts	1,640	(264)	-	-	-	-	5	(46)	(3)	1,332	(262)
Other	12	-	6	-	-	-	-	-	-	18	6
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	-	-	-	-	-	-	-	4	-	4	-
Asset-backed securities:
Residential mortgages	274	-	-	2	-	-	(255)	-	(9)	12	-
Commercial mortgages	10	-	-	-	-	-	1	-	-	11	-
Home equity	220	-	-	3	-	-	(29)	-	(1)	193	-
Auto	7	-	-	-	-	-	(7)	-	-	-	-
Student loans	13	-	-	-	-	-	(1)	-	-	12	-
Other	87	-	-	-	-	-	-	-	-	87	-
Loans(3)	11	-	-	-	-	-	-	-	-	11	-
Other assets, excluding derivatives(4)	317	-	11	-	-	-	(30)	-	-	298	11

Total assets	$4,776	$(35)	$17	$5	$82	$-	$(581)	$(42)	$(20)	$4,202	$(65)

Liabilities:
Deposits in domestic offices	$(2,381)	$(164)	$-	$-	$-	$(576)	$54	$-	$-	(3,067)	$(158)
Long-term debt	(201)	(16)	-	-	-	(36)	6	-	-	(247)	(18)

										$
Total liabilities	$(2,582)	$(180)	$-	$-	$-	$(612)	$60	$-	$-	(3,314)	$(176)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)			Net	Transfers
		Trading		Other	Purchases	Into or		Current Period
	July 1,	(Loss)	Other	Comprehensive	Issuances and	Out	Sept. 30,	Unrealized
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives
Residential mortgage-backed securities	$577	$46	$-	$-	$(44)	$95	$674	$32
Collateralized debt obligations	678	(43)	-	-	182	-	817	(59)
Other asset-backed securities	32	14	-	-	(14)	-	32	6
Corporate and other domestic debt securities	1,009	188	-	-	21	-	1,218	179
Debt Securities issued by foreign entities	138	65	-	-	-	-	203	65
Equity securities	26	-	-	-	-	-	26	-
Derivatives, net(2)	3,109	(1,157)	9	-	(271)	27	1,717	(720)
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3	-	-	-	-	-	3	-
Residential mortgage-backed securities	318	-	-	56	(39)	186	521	50
Commercial mortgage-backed securities	5	-	-	2	-	-	7	2
Other asset-backed securities	239		-	47	(60)	-	226	42
Loans(3)	128	-	1	-	-	-	129	1
Other assets, excluding derivatives(4)	434	-	(62)	-	22	-	394	(54)

Total Assets	$6,696	$(887)	$(52)	$105	$(203)	$308	$5,967	$(456)

Liabilities:
Deposits in domestic offices	$(720)	$(36)	$-	$-	$(462)	$7	$(1,211)	$(35)
Long term debt	(216)	(35)	-	-	(129)	13	(367)	(31)

Total liabilities	$(936)	$(71)	$-	$-	$(591)	$20	$(1,578)	$(66)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	Jan. 1,	Revenue	Other	Comprehensive				Into	Out of	Sept. 30,	Unrealized
	2010	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives
Collateralized debt obligations	$832	$(27)	$-	$-	$269	$-	$(270)	$-	$-	$804	$(94)
Asset-backed securities:
Residential mortgages	817	106	-	-	55	-	(607)	21	(7)	385	19
Commercial mortgages	4	(4)	-	-	-	-	-	-	-	-	-
Home equity	24	(65)	-	-	228	-	(176)	7	(3)	15	(16)
Other	-	-	-	-	-	-	-	13	-	13	-
Corporate and other domestic debt securities	1,202	(23)	-	-	130	-	(371)	-	(184)	754	23
Debt Securities issued by foreign entities:
Corporate	195	33	-	-	-	-	1	-	-	229	33
Equity securities	21	(2)	-	-	-	-	(1)	-	-	18	(2)
Foreign exchange contracts	(95)	(33)	-	-	-	(3)	129	-	-	(2)	-
Equity contracts	81	130	-	-	-	-	(137)	(75)	9	8	36
Credit contracts	1,311	(112)	-	-	-	-	(85)	178	40	1,332	(270)
Other	(3)	-	22	-	-	-	(1)	-	-	18	18
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3	-	-	1	-	-	(1)	3	(2)	4	-
Asset-backed securities:
Residential mortgages	515	-	-	17	-	-	(592)	85	(13)	12	-
Commercial mortgages	8	-	-	3	-	-	-	-	-	11	3
Home equity	175	-	-	58	-	-	(39)	-	(1)	193	47
Auto	43	-	-	-	-	-	(43)	-	-	-	-
Student loans	-	-	-	1	-	-	(1)	12	-	12	1
Other	-	-	-	-	-	-	-	87	-	87	-
Loans(3)	4	-	-	-	-	-	(1)	11	(3)	11	-
Other assets, excluding derivatives(4)	450	-	(76)	-	-	-	(76)	-	-	298	-

Total assets	$5,587	$3	$(54)	$80	$682	$(3)	$(2,271)	$342	$(164)	$4,202	$(202)

Liabilities:
Deposits in domestic offices	$(1,643)	$(141)	$-	$-	$-	$(1,511)	$202	$(164)	$190	$(3,067)	$(91)
Long-term debt	(419)	12	-	-	-	(257)	84	(37)	370	(247)	-

Total liabilities	$(2,062)	$(129)	$-	$-	$-	$(1,768)	$286	$(201)	$560	$(3,314)	$(91)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)			Net	Transfers
		Trading		Other	Purchases	Into or		Current Period
	January 1,	(Loss)	Other	Comprehensive	Issuances and	Out	Sept. 30,	Unrealized
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Gains (Losses)

				(in millions)

Assets:
Trading assets, excluding derivatives
Residential mortgage-backed securities	$475	$2	$-	$-	$(55)	$252	$674	$5
Collateralized debt obligations	668	(272)	-	-	421	-	817	(109)
Other asset-backed securities	36	8	-	-	(21)	9	32	4
Corporate and other domestic debt securities	480	358	-	-	35	345	1,218	345
Debt securities issued by foreign entities	87	116	-	-	-	-	203	116
Equity securities	147	(94)	-	-	(28)	1	26	(94)
Derivatives, net(2)	5,283	(3,256)	(4)	-	(286)	(20)	1,717	(2,468)
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	-	-	-	-	-	3	3	-
Residential mortgage-backed securities	164	-	-	71	(83)	369	521	63
Commercial mortgage-backed securities	-	-	-	2	-	5	7	2
Other asset-backed securities	307	-	-	64	(123)	(22)	226	26
Loans(3)	136	-	12	-	(19)	-	129	8
Other assets, excluding derivatives(4)	333	-	(26)	-	87	-	394	6

Total Assets	$8,116	$(3,138)	$(18)	$137	$(72)	$942	$5,967	$(2,106)

Liabilities:
Deposits in domestic offices	$(234)	$(29)	$-	$-	$(964)	$16	$(1,211)	$(28)
Long term debt	(57)	(46)	-	-	(281)	17	(367)	(44)

Total liabilities	$(291)	$(75)	$-	$-	$(1,245)	$33	$(1,578)	$(72)

(1)	Includes realized and unrealized gains and losses.

(2)	At September 30, 2010 and 2009, Level 3 net derivatives included derivative assets of $2.9 billion and $3.5 billion, respectively, and derivative liabilities of $1.5 billion and $1.8 billion, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. See Note 8, “Intangible Assets,” for additional information.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements				(Losses) For the	(Losses) For the
	as of September 30, 2010				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2010	September 30, 2010

			(in millions)

Residential mortgage loans held for sale(1)	$-	$10	$433	$443	$(10)	$(42)
Other consumer loans held for sale(1)	-	-	28	28	-	-
Impaired loans(2)	-	-	572	572	59	150
Real estate owned(3)	-	70	-	70	3	9
Repossessed vehicles(3)	-	-	-	-	-	-
Commercial loans held for sale	-	32	-	32	-	-
Held to maturity asset-backed securities held by consolidated VIE(4)	-	123	128	251	(1)	(4)
Building held for use	-	-	15	15	-	-

Total assets at fair value on a non-recurring basis	$-	$235	$1,176	$1,411	$51	$113

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements				(Losses) For the	(Losses) For the
	as of September 30, 2009				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2009	September 30, 2009

			(in millions)

Residential mortgage loans held for sale(1)	$-	$36	$889	$925	$(15)	$(174)
Auto finance loans held for sale(1)	-	-	353	353	-	-
Other consumer loans held for sale(1)	-	-	32	32	(13)	(13)
Impaired loans(2)	-	-	371	371	46	136
Real estate owned(3)	-	77	-	77	1	3
Repossessed vehicles(3)	-	7	-	7	-	-
Building held for use	-	-	15	15	-	(20)

Total assets at fair value on a non-recurring basis	$-	$120	$1,660	$1,780	$19	$(68)

(1)	As of September 30, 2010 and 2009, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents impaired commercial loans. Certain commercial loans have undergone troubled debt restructurings and are considered impaired. As a matter of practical expedient, we measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these commercial loans are classified as a Level 3 fair value measurement within the fair value hierarchy.

HSBC USA Inc.

(3)	Real estate owned and repossessed vehicles are required to be reported on the balance sheet net of transaction costs. The real estate owned and repossessed vehicle amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(4)	Represents held to maturity securities which were held at fair value at September 30, 2010. See Note 17, “Variable Interest Entities” for additional information.

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

•	Mortgage Loans Held for Sale – Certain residential mortgage loans are classified as held for sale and are recorded at the lower of cost or fair value. As of September 30, 2010, the fair value of these loans is below their amortized cost. The fair value of these mortgage loans is determined based on the valuation information observed in alternative exit markets, such as the whole loan market, adjusted for portfolio specific factors. These factors include the location of the collateral, the loan-to-value ratio, the estimated rate and timing of default, the probability of default or foreclosure and loss severity if foreclosure does occur.

•	Leveraged Loans – We record leveraged loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources is used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows, adjusted for the probability of default and estimated recoveries where applicable, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the loan specific attributes and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

•	Commercial Loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and the borrower’s credit risk, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and our own estimate of liquidity premium.

•	Commercial impaired loans – Fair value is determined based on the pricing quotes obtained from an independent third party appraisal.

HSBC USA Inc.

•	Consumer Loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, among other things, value estimates from an HSBC affiliate which reflect over-the-counter trading activity, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables; trading input from other market participants which includes observed primary and secondary trades; where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads; and general discussions held directly with potential investors.

Model inputs include estimates of future interest rates, prepayment speeds, loss curves and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by home price changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform periodic validations of our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we may engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs specific to the performance characteristics of the various receivable portfolios.

Lending-related Commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $51 million and $48 million at September 30, 2010 and December 31, 2009, respectively.

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

Securities – Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security classes:

•	U.S. Treasury, U.S. Government agency issued or guaranteed and Obligations of U.S. state and political subdivisions – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. Government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined primarily based on pricing information obtained from pricing services and is verified by internal review processes.

•	Asset-backed securities, including collateralized debt obligations – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral.

HSBC USA Inc.

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:

Trading asset-backed securities and related collateral:

		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

		(in millions)

AAA -A	Residential mortgages	$3	$-	$31	$68	$-	$272	$374
	Home equity	-	-	-	1	-	-	1
	Student loans	-	-	5	-	-	-	5
	Other	-	-	-	-	-	-	-

	Total AAA -A	3	-	36	69	-	272	380
BBB -B	Residential mortgages	-	-	-	26	-	-	26
	Home equity	-	-	-	1	-	1	2

	Total BBB -B	-	-	-	27	-	1	28
CCC-Unrated	Residential mortgages	-	-	-	19	-	-	19
	Home equity	-	-	-	12	-	-	12
	Other	-	-	-	13	-	-	13

	Total CCC -Unrated	-	-	-	44	-	-	44

		$3	$-	$36	$140	$-	$273	$452

Trading collateralized debt obligations and related collateral:

Rating of Securities:	Collateral Type:	Level 3

		(in millions)

AAA -A	Commercial mortgages	$-
	Corporate loans	-
	Other	-

	Total AAA -A	-
BBB -B	Commercial mortgages	180
	Corporate loans	334
	Other	158

	Total BBB -B	672
CCC -Unrated	Commercial mortgages	63
	Corporate loans	-
	Residential mortgages	6
	Other	63

	Total CCC -Unrated	132

		$804

HSBC USA Inc.

Available-for-sale securities backed by collateral:

		Commercial Mortgages		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

					(in millions)

AAA -A	Residential mortgages	$-	$-	$-	$-	$17	$5	$-	$-	$22
	Commercial mortgages	546	11	-	-	-	-	-	-	557
	Home equity	-	-	-	-	157	-	-	2	159
	Student loans	-	-	-	-	16	12	-	-	28
	Auto	-	-	-	-	10	-	-	-	10
	Other	-	-	-	-	17	87	-	-	104

	Total AAA -A	546	11	-	-	217	104	-	2	880
BBB -B	Residential mortgages	-	-	-	-	-	6	-	-	6
	Home equity	-	-	-	-	-	107	-	1	108
	Auto	-	-	-	-	-	-	-	-	-

	Total BBB -B	-	-	-	-	-	113	-	1	114
CCC -Unrated	Residential mortgages	-	-	-	-	4	1	-	-	5
	Home equity	-	-	-	-	-	83	-	-	83

	Total CCC -Unrated	-	-	-	-	4	84	-	-	88

		$546	$11	$-	$-	$221	$301	$-	$3	$1,082

•	Other domestic debt and foreign debt securities (corporate and government) – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. For mutual fund investments, we receive monthly statements from the investment manager with the estimated fair value.

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

HSBC USA Inc.

values of certain structured derivative products are sensitive to unobservable inputs such as default correlations of the referenced credit and volatilities of embedded options. These estimates are susceptible to significant change in future periods as market conditions change.

Significant inputs related to derivative classes are broken down as follows:

•	Credit Derivatives – Use credit default curves and recovery rates which are generally provided by broker quotes and various pricing services. Certain credit derivatives may also use correlation inputs in their model valuation. Correlation is derived using market quotes from brokers and various pricing services.

•	Interest Rate Derivatives – Swaps use interest rate curves based on currency that are actively quoted by brokers and other pricing services. Options will also use volatility inputs which are also quoted in the broker market.

•	Foreign Exchange (“FX”) Derivatives – FX transactions use spot and forward FX rates which are quoted in the broker market.

•	Equity Derivatives – Use listed equity security pricing and implied volatilities from equity traded options position.

•	Precious Metal Derivative – Use spot and forward metal rates which are quoted in the broker market.

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

HSBC USA Inc.

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

Accounting for consolidation of variable interest entities In June 2009, the FASB issued guidance which amends the accounting rules related to the consolidation of variable interest entities (“VIEs”). The guidance changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model based on control and economics. Effective January 1, 2010, certain VIEs which are not consolidated currently will be required to be consolidated. Under this new guidance, we consolidated one asset-backed commercial paper conduit where we provide substantially all of the liquidity facilities and have the ability to direct most significant activities. The impact of consolidating this entity on January 1, 2010 resulted in an increase

HSBC USA Inc.

to our assets and liabilities of approximately $3.2 billion and $3.5 billion, respectively, which resulted in a decrease to the opening balance of common shareholder’s equity which was recorded as an increase to retained earnings of $1 million and a reduction to other comprehensive income of $246 million. Since we elected to adopt the transition mechanism for Risk Based Capital Requirements, there was no change to the way we calculate risk weighted assets against the liquidity facilities of the above mentioned asset-backed commercial paper conduit for the first half of 2010. There is also, therefore, no impact to our Tier 1 capital ratios for the first half of 2010. Had we fully transitioned to the Risk Based Capital requirements for the first two quarters of 2010, our risk weighted assets would have been higher by approximately $2.4 billion for both periods which would not have had a significant impact to our Tier 1 capital ratios. See Note 17, “Variable Interest Entities” in these consolidated financial statements for additional information.

Improving Disclosures about Fair Value Measurements In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair measurements and describe the reasons for those transfers. It also requires Level 3 reconciliation to be presented on a gross basis, while disclosing purchases, sales, issuances and settlements separately. The guidance is effective for interim and annual financial periods beginning after December 15, 2009, except for the requirement to present the Level 3 reconciliation on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010. We adopted the new disclosure requirements in their entirety effective January 1, 2010. See Note 19, “Fair Value Measurements” in these consolidated financial statements.

Subsequent Events In February 2010, the FASB amended certain recognition and disclosure requirements for subsequent events. The guidance clarifies that an SEC filer is required to evaluate subsequent events through the date the financial statements are issued and in all other cases through the date the financial statements are available to be issued. The guidance eliminates the requirement to disclose the date through which subsequent events are evaluated for an SEC filer. The guidance was effective upon issuance. Adoption did not have an impact on our financial position or results of operations.

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

Derivatives and Hedging In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of credit derivatives embedded in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification did not have a material impact to our financial position or results of operations.

Loan Modification In April 2010, the FASB issued an update affecting accounting for loan modifications for those loans that are acquired with deteriorated credit quality and are accounted for on a pool basis. It clarifies that the modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The new guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. This update did not have any impact on our financial position or results of operations.

HSBC USA Inc.

Credit Quality and Allowance for Credit losses Disclosures In July 2010, the FASB issued an Accounting Standards Update to provide more transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update amends the existing disclosure requirements by requiring an entity to provide a greater level of disaggregated information to assist financial statement users in assessing its credit risk exposures and evaluating the adequacy of its allowance for credit losses. Additionally, the update requires an entity to disclose credit quality indicators, past due information, and modification information of its financing receivables. The amendment is effective beginning in interim and annual reporting periods ending on or after December 15, 2010 with disclosures about activity that occurs during a reporting period effective for interim and annual reporting periods beginning on or after December 15, 2010.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts In October 2010, the FASB issued guidance which amends the accounting rules that define which costs associated with acquiring or renewing insurance contracts qualify as deferrable acquisition costs by insurance entities. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted, but must be applied as of the beginning of an entity’s annual reporting period. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

Current Environment During the first nine months of 2010, economic conditions in the United States generally continued to improve, although the pace of improvement began to slow during the second quarter and continued into the third quarter. Liquidity has returned to the financial markets for most sources of funding except for mortgage securitization and companies are generally able to issue debt with credit spreads approaching levels historically seen prior to the financial crisis, despite the expiration of some of the U.S. government’s support programs. European sovereign debt fears triggered by Greece in May 2010, which translated into increased borrowing costs in the U.S. during the second quarter of 2010, have now subsided. However, the prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base. During the first half of 2010, housing prices stabilized in many markets and began to recover in others as the first-time homebuyer tax credit and low interest rates attributable to government monetary policy actions served as stabilizing forces improving home sales. However, in the third quarter of 2010, we again began to see home price declines in many markets as the homebuyer tax credit has now ended and housing prices remain under pressure due to elevated foreclosure levels. Improved market conditions have also resulted in recovery during the first nine months of 2010 of some of the valuation losses previously recorded on several asset classes during 2008 and into 2009. How sustainable these improvements will be in the absence of government actions remains to be seen.

Despite positive job creation overall in 2010, the economy began to lose jobs again in the third quarter as job creation in the private sector, while positive, slowed and was more than offset by reductions in government related jobs which has again raised fears as to how pronounced any economic recovery may be. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.6 percent in September 2010, an increase of 10 basis points during the quarter and a decrease of 40 basis points since December 2009. However, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 14 states are greater than the U.S. national average and unemployment rates in 6 states are at or above 11 percent while in New York, where approximately 32 percent of our loan portfolio is concentrated, unemployment remained lower than the national average at 8.3 percent. High unemployment rates have generally been most pronounced in the markets which had previously experienced the

HSBC USA Inc.

highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing markets remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in already low consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Although consumer confidence has improved from the levels seen early in 2009, it remains relatively low on a historical basis with September levels consistent with that experienced early in 2010. Weak consumer fundamentals including declines in wage income, reduced consumer spending, declines in wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with general economic weakness and the impact of recent regulatory changes will continue to impact our results in 2010, the degree of which is largely dependent upon the nature and extent of the economic recovery.

In October 2010, certain large mortgage servicers announced investigations into their internal servicing operations. As reported, these investigations centered around foreclosure processing and, shortly thereafter, these servicers also announced the temporary national suspension of foreclosure activity. The attorneys general of all states and various state and federal regulators and policymakers have since initiated inquiries concerning foreclosure procedures for single family mortgage loans. We, as well as many other servicers, are responding to applicable inquiries. In certain instances, the attorneys general and other regulators have requested that foreclosure proceedings be placed on hold pending review by each servicer of its practices. Based on our review to date, we have found no systemic concerns with our foreclosure processes, nor have we found instances of “robo-signing,” and as a result, we have not suspended foreclosures. Certain courts have issued new rules relating to foreclosures and we anticipate scrutiny of foreclosure documentation will increase. Also in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. If these trends continue there could be an extended delay in the processing of foreclosures, which could have an adverse impact upon housing prices.

As discussed in prior filings, on May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. For a discussion of the CARD Act as well as the impact to our operations, see “Segment Results – IFRSs Basis.”

Financial Regulatory Reform On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law. This legislation is a sweeping overhaul of the financial regulatory system. The new law is comprehensive and includes many provisions specifically relevant to our business and the business of our affiliates. For instance, over a transition period from 2013 to 2015, the Federal Reserve Board will apply more stringent capital and risk management requirements on bank holding companies such as HSBC North America, which will require a minimum leverage ratio of five percent and a total capital ratio of ten percent. The legislation also phases out the use of trust preferred securities for Tier 1 capital treatment by bank holding companies, which may negatively impact our capital ratios.

In order to preserve financial stability in the industry, the legislation has created the Financial Stability Oversight Council which may take certain actions, including precluding mergers, restricting financial products offered, restricting or terminating activities or imposing conditions on activities or requiring the sale or transfer of assets, against any bank holding company with assets greater than $50 billion that is found to pose a grave threat to financial stability. Large bank holding companies such as HSBC North America Holdings Inc. (“HSBC North America”) will also be required to file resolution plans and identify how insured bank subsidiaries are adequately protected from risk of other affiliates. The Federal Reserve Board will also adopt a series of increased supervisory standards to be followed by large bank holding companies. Additionally, activities of bank holding companies, such as the ability to acquire U.S. banks or to engage in non-banking activities, will be more directly tied to examination ratings of “well-managed” and “well capitalized.” There are also provisions in the Act which relate to executive

HSBC USA Inc.

compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.

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

The legislation has created the Bureau of Consumer Financial Protection (the “CFPB”). The CFPB will be a new independent bureau within the Federal Reserve Board and will act as a single primary Federal consumer protection supervisor to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. The CFPB has the authority to issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers.

The legislation codifies the current standard of federal preemption with respect to national banks. However, federal preemption of state consumer finance laws will no longer extend to national banks’ operating subsidiaries beginning July 21, 2011. The Office of the Comptroller of the Currency (“OCC”) is limited in the extent to which it can make preemption decisions with respect to state consumer finance laws. When subject to judicial review, such OCC’s preemptive decisions must be supported by “substantial evidence” that they comply with the preemptive standard. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state regulations. It is too early to determine how far reaching and deeply the limitations on federal preemption will impact our business and our competitors’ businesses.

The legislation contains many other consumer related provisions including provisions addressing mortgage reform. In the area of mortgage origination, there is a requirement to apply a net tangible benefit test for all refinancing transactions. There are also numerous revised servicing requirements for mortgage loans.

The legislation will have a significant impact on the operations of many financial institutions in the U.S., including HSBC USA Inc. and HSBC Bank USA. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to our operations and financial results at this time.

Performance, Developments and Trends Our net income was $417 million and $1,271 million during the three and nine months ended September 30, 2010, respectively, compared to a net income of $161 million during the three months ended September 30, 2009 and a net loss of $177 million during the nine months ended September 30, 2009. Our results in both periods were impacted by the change in the fair value of our own debt and the related derivatives

HSBC USA Inc.

for which we have elected fair value option and other non-recurring items in certain periods which distort the ability of investors to compare the underlying performance trends of our business. The following table summarizes the collective impact of these items on our income (loss) before income tax for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

		(in millions)

Income (loss) before income tax, as reported	$640	$230	$1,938	$(121)
Change in value of our own fair value option debt and related derivatives	(54)	43	(292)	437
Gain on sale of MasterCard Class B or Visa Class B Shares	-	-	-	(48)
Gain relating to resolution of lawsuit(1)	-	-	(5)	(85)
Gain on sale of equity interest in Wells Fargo HSBC Trade Bank	-	-	(66)	-
Release of VISA litigation accrual	-	(9)	(6)	(9)
Revenue associated with whole loan purchase settlement(2)	-	-	(89)	-
Gain on sale of equity interest in HSBC Private Bank (Suisse) S.A.	-	-	-	(33)

Income (loss) before income tax, excluding above items(3)	$586	$264	$1,480	$141

(1)	The proceeds of the resolution of this lawsuit in 2009 were used to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares. The proceeds received in 2010 represent the final judgment.

(2)	Represents loans previously purchased for resale from a third party.

(3)	Represents a non-U.S. GAAP financial measure.

Our overall results for the three and nine months ended September 30, 2010 improved significantly as lower provisions for credit losses and in the nine month period, higher other revenues were partially offset by lower net interest income, higher operating expenses and in the three month period, lower other revenues. During 2010, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $264 million in subprime residential mortgage loans previously held for sale and continued reductions in monoline counterparty exposures.

Other revenues improved during the nine months ended September 30, 2010, driven by significantly higher gains on instruments designated at fair value and related derivatives as well as higher trading revenue. During the nine months ended September 30, 2009, we experienced reductions in other revenues, largely lower trading revenue associated with credit derivative products due to the adverse financial market conditions which existed at that time. Improved market conditions in 2010 and reduced outstanding exposure have resulted in a reduction in some of these valuation losses. Other revenues declined, however, during the three month period ended September 30, 2010 as the impact on trading revenues from improved market conditions was more pronounced in the prior year quarter. A

HSBC USA Inc.

summary of the significant valuation adjustments associated with market disruptions that impacted revenue for the three and nine months ended September 30, 2010 and 2009 are presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

		(in millions)

Gains (Losses)
Insurance monoline structured credit products.	$16	$54	$89	$(104)
Other structured credit products	43	38	89	(182)
Mortgage whole loans held for sale, including whole loan purchase settlement (predominantly subprime)	(5)	(28)	55	(182)
Other than temporary impairment on securities available-for-sale and held-to-maturity	(4)	(26)	(45)	(84)
Leverage acquisition finance loans held for sale	44	128	(7)	258

Total	$94	$166	$181	$(294)

Other revenues during the three and nine months ended September 30, 2010 and 2009 also reflect several non-recurring items as presented in the table on the previous page including the impact of the changes in value of our own debt and related derivatives for which we elected fair value option. Excluding the impact of all these items, other revenue decreased $167 million and $434 million during the three and nine months ended September 30, 2010 due primarily to lower credit card fees, lower mortgage banking revenue and in the nine month period lower securities gains, partially offset in the nine month period by higher trading revenue. Lower credit card fees were due to lower levels of credit card and private label receivables, changes in customer behavior, and lower delinquency levels as well as the recent implementation of certain provisions of the CARD Act which resulted in lower over limit, late and payment processing fees. The lower mortgage banking revenue in both periods was driven by an increase in our estimated exposure on repurchase obligations associated with previously sold loans. Securities gains were lower in the year-to-date period as the prior year period reflects gains of $236 million on the sale of securities in the second quarter of 2009 as part of a strategy to reduce risk.

Net interest income was $1.1 billion and $3.4 billion during the three and nine months ended September 30, 2010, respectively, compared to $1.3 billion and $3.9 billion in the year-ago periods. The decrease in both periods reflects the impact of higher levels of lower yielding interest earning assets including higher levels of average interest bearing deposits with banks, lower average loan balances and rates earned on these balances as well as significantly lower rates earned on securities due to the aforementioned sales in 2009 to reduce prepayment risk and risk-weighted asset levels. These reductions were partially offset by commercial loan repricings and repricing initiatives on private label cards and credit cards as well as a lower cost of funds, including lower overall average rates on deposits.

Our provision for credit losses was $245 million and $1.0 billion during the three and nine months ended September 30, 2010, respectively, as compared to $1.0 billion and $3.2 billion in the year-ago periods. The decrease in both periods reflects declines in loan balances and improvements in economic and credit conditions, including lower dollars of delinquency and continued stabilization in the housing markets. These conditions have resulted in improved outlook on future loss estimates for our credit card and private label receivables as well as for our residential mortgage loan portfolio as compared with the prior year periods. Provision for credit losses in both periods also decreased for both loans and loan commitments in the commercial loan portfolio due to lower outstanding balances including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Also contributing to the decrease were fewer customer downgrades across all business lines compared to the prior year periods. The combination of all of these factors has led to an overall net recovery in provision for commercial loans during the nine months ended September 30, 2010. Given the nature of the factors driving the reduction in commercial loan provision during both periods, the provision

HSBC USA Inc.

levels recognized in the first nine months of 2010 should not be considered indicative of provision levels during the remainder of the year.

The market turmoil experienced over the past couple of years has created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and control credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements at September 30, 2010.

Operating expenses totaled $1.0 billion and $3.1 billion during the three and nine months ended September 30, 2010, an increase of $103 million and $101 million, respectively compared to the corresponding prior year periods. The increases in both periods largely resulted from higher fees paid to HTSU and other affiliates due to the centralization of additional shared services across North America, the impact of the transfer of certain employees of HSBC Finance to the default mortgage loan servicing department (which cost is offset in other revenues), increased costs associated with branch expansion, a lower of cost or fair value adjustment relating to our Asian banknotes operations (“Asian Banknotes Operations”) which were classified as held for sale in September 2010 and in the nine month period, higher fees paid to HSBC Finance related to a change in how the refund anticipation loan program is managed and costs associated with the closure of our banknotes business. These increases were partially offset by lower salaries and employee benefit expense exclusive of the default mortgage loan employee transfer discussed above which reflects the centralization of additional shared services in North America within HTSU as well as continued cost management efforts, lower marketing expenses and in the nine month period, significantly lower FDIC assessment fees, as the year-ago year-to-date period included a $82 million special assessment recorded in the second quarter of 2009.

Our efficiency ratio was 53.60 percent for the three months ended September 30, 2010 compared to 42.64 percent in the prior year quarter. Our efficiency ratio was 51.95 percent for the nine months ended September 30, 2010 compared to 48.80 percent in the year-ago period. The deterioration in both periods reflects higher operating expenses while the total of net interest income and other revenues declined.

Our effective tax rate was 34.8 percent for the three months ended September 30, 2010 compared to 30.0 percent in the prior year quarter. Our effective tax rate was 34.4 percent for the nine months ended September 30, 2010 compared to 46.3 percent in the year-ago period. The effective tax rate for the three and nine months ended September 30, 2010 reflects a substantially higher level of pre-tax income, an increased level of low income housing tax credits, an adjustment of uncertain tax positions and the non-deductible loss on the sale of securities. The effective tax rate for the three and nine months ended September 30, 2009 was significantly impacted by the relative level of pre-tax income, the sale of a minority stock interest that was treated as a dividend for tax purposes and the settlement of an Internal Revenue Service audit of our 2004 and 2005 federal income tax returns.

In August 2010, we announced to employees that we are considering strategic options for our mortgage operations, with the objective of recommending the future course of our prime mortgage lending and mortgage servicing platforms. Strategic options may include, but are not limited to, the sale or outsourcing of all, or part, of these platforms. Under all options being explored, we plan to continue offering mortgages to our customers. We expect to complete the review of strategic options by the end of the fourth quarter.

In June 2010, we decided that the wholesale banknotes business (“Banknotes Business”) within our Global Banking and Markets segment did not fit with our core strategy in the U.S. and, therefore, decided to exit this business. The discontinuation of our Banknotes Business will allow us to focus strategic attention on our core businesses. As part of this decision, in September 2010 we agreed to sell the assets of our Asian Banknotes Operations to an unaffiliated third party and classified the assets of the Asian Banknotes Operations as held for sale. This resulted in the recording of a lower of cost or fair value adjustment of $12 million in the third quarter of 2010 as the carrying value of the assets being sold exceed the agreed upon sales price.

In April 2010, we completed the sale of our 452 Fifth Avenue property in New York City, including the 1 W. 39th Street building, for $330 million in cash. Under the terms of the sale, we will lease back the entire

HSBC USA Inc.

452 Fifth Avenue building for one year and floors one to eleven for a total of 10 years. The sale resulted in a gain of approximately $155 million; however, it has been deferred and will be recognized over ten years due to our continuing involvement. The headquarters of HSBC Bank USA remains in New York.

The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010

	(dollars are in millions)
	2010	2009	2010	2009

Net income (loss)	$417	$161	$1,271	$(177)

Rate of return on average :
Total assets	.90%	.37%	.91%	(.13)%
Total common shareholder’s equity	10.39	4.25	11.25	(2.47)
Net interest margin to average earning assets	2.74	3.31	2.84	3.39
Efficiency ratio	53.60	42.64	51.95	48.80
Commercial loan net charge-off ratio(1)	.86	.72	1.08	.72
Consumer loan net charge-off ratio(1)	5.36	6.32	5.89	5.03

	September 30,	December 31,
	2010	2009

	(dollars are in millions)

Loans:
Commercial loans	$30,138	$30,304
Consumer loans	42,076	49,185

Total loans	$72,214	$79,489

Loans held for sale	$2,452	$2,908

Commercial allowance as a percent of loans(1)	2.14%	3.10%
Commercial two-months-and-over contractual delinquency	3.03	3.04
Consumer allowance as a percent of loans(1)	4.43	5.94
Consumer two-months-and-over contractual delinquency	5.24	5.97
Loan-to-deposits ratio(2)	83.67	94.36
Total shareholders’ equity to total assets	8.92	8.87
Total capital to risk weighted assets	17.46	14.19
Tier 1 capital to risk weighted assets	11.24	9.61

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of loss reserves, as a percentage of domestic deposits less certificate of deposits equal to or greater than $100 thousand.

Loans Loans excluding loans held for sale were $72.2 billion and $79.5 billion at September 30, 2010 and December 31, 2009, respectively. The decrease in loans as compared to December 31, 2009 was driven by run-off in all of our consumer portfolios, including the sale in August 2010 of auto finance loans as discussed more fully below. We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises and to allow the existing on-balance sheet portfolio to run-off. The decline in credit card and private label receivables reflects fewer active customer accounts, the continued impact from actions previously taken to reduce risk in these portfolios, seasonal paydowns in credit card balances since December 31, 2009 and an increased focus by customers to reduce outstanding credit card debt. Commercial loans also decreased compared to year-end

HSBC USA Inc.

due to increased paydowns and managed reductions in certain exposures, largely offset by the adoption of new accounting guidance on the consolidation of variable interest entities which resulted in the consolidation of an incremental $1.3 billion of commercial loans at September 30, 2010. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

In August 2010, we sold auto finance loans with a carrying value of $1.2 billion at date of sale, and other related assets to Santander Consumer USA (“SC USA”) for $1.2 billion in cash. As a result of this transaction, we recognized a gain of $9 million during the third quarter of 2010.

Credit Quality Our allowance for credit losses as a percentage of total loans decreased at September 30, 2010 as compared to December 31, 2009. The decrease in our allowance ratio reflects a lower allowance on all of our consumer loan portfolios due to lower outstanding balances and improved credit quality due to lower delinquency levels and improvement in economic conditions. Our commercial loan allowance for credit losses ratio also fell as economic conditions and related credit quality began to stabilize and our future loss estimates improved.

Consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) for consumer loans decreased to 5.24 percent at September 30, 2010 compared to 5.97 percent at December 31, 2009. Dollars of delinquency fell across all consumer portfolios during the nine months ended September 30, 2010, while outstanding loan balances also declined. The decrease in the consumer delinquency ratio since December 31, 2009 was driven largely by our residential mortgage, private label card and credit card portfolios, including the sale of $264 million of delinquent subprime mortgage whole loans during the second and third quarter of 2010. See “Credit Quality” in this MD&A for a more detailed discussion of the decrease in the delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) for the three months ended September 30, 2010 decreased compared to the prior year quarter. We experienced lower dollars of charge-off in all consumer loan categories during the third quarter of 2010 driven by lower receivable levels and improved credit quality. These favorable trends were partially offset by the impact from continued weakness in the U.S. economy including continued high unemployment levels. See “Credit Quality” in this MD&A for a more detailed discussion of the net charge-off ratio.

Funding and Capital Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 11.24 percent and 9.61 percent at September 30, 2010 and December 31, 2009, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received no capital contributions from our immediate parent, HNAI during the first nine months of 2010 as compared to $2.2 billion during the first nine months of 2009.

As part of the regulatory approvals with respect to the affiliate receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During the first half of 2010, HSBC Bank USA sold low quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce this capital requirement. These loans were subsequently sold to SC USA in August 2010. At September 30, 2010 and December 31, 2009, we have exceeded the minimum ratios required.

Subject to regulatory approval, HSBC North America will be required to implement Basel II provisions no later than April 1, 2011 in accordance with current regulatory timelines. HSBC USA Inc. will not report separately under the new rules, but HSBC Bank USA will report under the new rules on a stand-alone basis. Increases in regulatory capital may be required prior to the Basel II adoption date, however, the exact amount will depend upon our prevailing risk profile. Adoption must be preceded by a parallel run period of at least four quarters, and requires the

HSBC USA Inc.

approval of U.S. regulators. This parallel run, which was initiated in January 2010, encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. HSBC Bank USA will seek regulatory approval for adoption when the program enhancements have been completed which may extend beyond April 1, 2011.

During the third quarter of 2010, ten year subordinated debt of $1.3 billion and $750 million was issued by HSBC Bank USA and HSBC USA Inc., respectively, to support our capital position under Basel II and replace Tier 2 capital lost due to maturities of subordinated debt.

Income Before Income Tax Expense – Significant Trends Income before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

		(in millions)

Income (loss) before income tax for prior year	$230	$(188)	$(121)	$(922)
Increase (decrease) in income before income tax attributable to:
Balance sheet management activities(1)	117	152	(303)	682
Trading revenue(2)	(187)	475	147	1,298
Credit card fees(3)	(107)	118	(324)	379
Loans held for sale(4)	35	55	251	144
Residential mortgage banking related revenue(5)	(4)	2	(245)	75
Gain (loss) on own debt designated at fair value and related derivatives(6)	97	(242)	729	(726)
Gain (loss) on instruments at fair value and related derivatives, excluding own debt(6)	(52)	175	(211)	404
Provision for credit losses(7)	761	(348)	2,335	(1,485)
All other activity(8)	(250)	31	(320)	30

Income (loss) before income tax for current period	$640	$230	$1,938	$(121)

(1)	Balance sheet management activities are comprised primarily of net interest income and gains on sales of investments, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment see the caption “Business Segments” section of this MD&A.

(2)	For additional discussion regarding trading revenue , see the caption “Results of Operations” in this MD&A.

(3)	For additional discussion regarding credit card fees, see the caption “Results of Operations” in this MD&A.

(4)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Revenue” in this MD&A.

(5)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in this MD&A.

(6)	For additional discussion regarding fair value option and fair value measurement, see Note 11, “Fair Value Option,” in the accompanying consolidated financial statements.

(7)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in this MD&A.

(8)	Represents other core banking activities.

HSBC USA Inc.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Net income (loss) – U.S. GAAP basis	$417	$161	$1,271	$(177)
Adjustments, net of tax:
Unquoted equity securities	-	-	-	(20)
Reclassification of financial assets	(63)	(244)	(42)	(390)
Securities	(11)	3	82	(101)
Derivatives	6	6	9	11
Loan impairment	4	2	13	9
Property	(4)	7	28	14
Pension costs	8	17	69	31
Purchased loan portfolios	(13)	-	(40)	73
Servicing assets	(2)	(13)	4	(3)
Return of capital	-	-	(3)	(55)
Interest recognition	-	(1)	-	(1)
Gain on sale of auto finance loans	26	-	26	-
Other	(5)	15	17	2

Net profit (loss) – IFRSs basis	363	(47)	1,434	(607)
Tax benefit (expense) – IFRSs basis	(191)	76	(746)	109

Profit (loss) before tax – IFRSs basis.	$554	$(123)	$2,180	$(716)

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

HSBC USA Inc.

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

HSBC USA Inc.

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

Gain on sale of auto finance loans – The differences in the gain on sale of the auto finance loans primarily reflects differences in the basis of the purchased loans sold between IFRSs and U.S. GAAP as well as differences in loan impairment provisioning as discussed above. The combination of these differences resulted in a higher gain under IFRSs.

Other — Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, restructuring costs and loans held for sale.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at September 30, 2010 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	September 30,	June 30, 2010		December 31, 2009
	2010	Amount	%	Amount	%

		(dollars are in millions)

Period end assets:
Short-term investments	$30,080	$(2,205)	(6.8)%	$5,766	23.7%
Loans, net	69,702	(1,009)	(1.4)	(5,926)	(7.8)
Loans held for sale	2,452	(115)	(4.5)	(456)	(15.7)
Trading assets	31,164	2,016	6.9	5,349	20.7
Securities	44,676	4,002	9.8	14,108	46.2
Other assets	14,100	3,044	27.5	2,254	19.0

	$192,174	$5,733	3.1%	$21,095	12.3%

Funding sources:
Total deposits	$118,946	$(2,617)	(2.2)%	$609	.5%
Trading liabilities	11,835	958	8.8	3,825	47.8
Short-term borrowings	20,046	4,013	25.0	13,534	100+
All other liabilities	5,655	1,838	48.2	620	12.3
Long-term debt	18,559	808	4.6	551	3.1
Shareholders’ equity	17,133	733	4.5	1,956	12.9

	$192,174	$5,733	3.1%	$21,095	12.3%

HSBC USA Inc.

Short-Term Investments Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. Balances will fluctuate from period to period depending upon our liquidity position at the time.

Loans, Net Loan balances at September 30, 2010 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	September 30,	June 30, 2010		December 31, 2009
	2010	Amount	%	Amount	%

		(dollars are in millions)

Total commercial loans	$30,138	$636	2.2%	$(166)	(.5)%
Consumer loans:
Residential mortgages, excluding home equity mortgages	13,625	59	.4	(97)	(.7)
Home equity mortgages	3,892	(80)	(2.0)	(272)	(6.5)

Total residential mortgages	17,517	(21)	(.1)	(369)	(2.1)
Auto finance	-	(1,279)	(100.0)	(1,701)	(100.0)
Private label	12,460	(287)	(2.3)	(2,631)	(17.4)
Credit Card	10,815	(459)	(4.1)	(2,233)	(17.1)
Other consumer	1,284	(37)	(2.8)	(175)	(12.0)

Total consumer loans	42,076	(2,083)	(4.7)	(7,109)	(14.5)

Total loans	72,214	(1,447)	(2.0)	(7,275)	(9.2)
Allowance for credit losses	2,512	(438)	(14.8)	(1,349)	(34.9)

Loans, net	$69,702	$(1,009)	(1.4)%	$(5,926)	(7.8)%

Commercial loans increased as compared to June 30, 2010, but decreased compared to December 31, 2009. The increase in commercial loans since June 30, 2010 reflects a seasonal increase in apparel industry borrowings and increased overdraft levels. Commercial loan balances at September 30, 2010 and June 30, 2010 reflect the implementation of new accounting guidance relating to the consolidation of variable interest entities (“VIEs”) which resulted in an incremental $1.3 billion and $1.6 billion of commercial loans being recorded on our balance sheet. Excluding this impact, commercial loan balances decreased $1.5 billion as compared to December 31, 2009 due to increased paydowns and managed reductions in certain exposures, including higher underwriting standards and lower overall demand from our core customer base.

Residential mortgage loans have decreased as compared to June 30, 2010 and December 31, 2009. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we sell a majority of our new residential loan originations through the secondary markets and have allowed the existing loan portfolio to run off, resulting in reductions in loan balances. The decreases were partially offset by increases to the portfolio associated with originations targeted at our Premier customer relationships.

As previously discussed, real estate markets in a large portion of the United States have been and continue to be affected by stagnation or declines in property values. As a result, the loan-to-value (“LTV”) ratios for our mortgage loan portfolio have generally deteriorated since origination. Refreshed loan-to-value ratios for our mortgage loan

HSBC USA Inc.

portfolio, excluding subprime residential mortgage loans held for sale, are presented in the table below. The trend in these ratios reflects some element of stabilization in the housing markets.

	Refreshed LTVs(1)(2)		Refreshed LTVs(1)(2)
	at September 30, 2010		at December 31, 2009
	First	Second	First	Second
	Lien	Lien	Lien	Lien

LTV<80%	74.5%	62.0%	71.5%	62.8%
80%≤LTV<90%	13.1	15.6	14.3	14.9
90%≤LTV<100%	7.0	10.8	7.7	9.5
LTV≥100%	5.4	11.7	6.5	12.8
Average LTV for portfolio	66.9	73.5	68.1	74.2

(1)	Refreshed LTVs for first liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date. Refreshed LTVs for second liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)	Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of June 30, 2010 and September 30, 2009, respectively.

Credit card and private label receivable balances decreased compared to both the prior quarter and year end due to fewer active customer accounts, the continued impact from actions previously taken to mitigate risk including tighter underwriting criteria to lower the risk profile of the portfolio, an increased focus by customers to reduce outstanding credit card debt and, as it relates to the private label portfolio, the exit of certain merchant relationships. The decline in balances since December 31, 2009 also reflects seasonal paydowns in credit card balances earlier in the year. At September 30, 2010, private label receivables include $905 million associated with merchants for which we no longer finance new purchases.

Auto finance receivable balances decreased compared to both the prior quarter and year end. As previously discussed, in August 2010 we sold $1.2 billion of auto finance loans to SC USA.

Other consumer loans have decreased primarily due to the discontinuation of originations of student loans and run-off of our installment loan portfolio.

Loans Held for Sale Loans held for sale at September 30, 2010 and increases (decreases) over prior periods are summarized in the table below.

		Increase (Decrease) from
	September 30,	June 30, 2010		December 31, 2009
	2010	Amount	%	Amount	%

		(dollars are in millions)

Total commercial loans	$1,536	$(18)	(1.2)%	$410	36.4%
Consumer loans:
Residential mortgages	888	(97)	(9.8)	(498)	(35.9)
Auto Finance	-	-	-	(353)	(100.0)
Other consumer	28	-	-	(15)	(34.9)

Total consumer loans	916	(97)	(9.6)	(866)	(48.6)

Total loans held for sale	$2,452	$(115)	(4.5)%	$(456)	(15.7)%

HSBC USA Inc.

We originate commercial loans in connection with our participation in leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $1.0 billion, $1.0 billion and $1.1 billion at September 30, 2010, June 30, 2010 and December 31, 2009, respectively, all of which are recorded at fair value. Commercial loan balances under this program decreased compared to June 30, 2010 and December 31, 2009 due to loan sales. In 2010, we provided foreign currency denominated loans to third parties which are classified as commercial loans held for sale and for which we elected to apply fair value option. The fair value of commercial loans held for sale under this program was $544 million and $543 million at September 30, 2010 and June 30, 2010, respectively. See Note 11, “Fair Value Option” for further information.

Residential mortgage loans held for sale include subprime residential mortgage loans of $410 million, $478 million and $757 million at September 30, 2010, June 30, 2010 and December 31, 2009, respectively, that were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retain the servicing rights in relation to these mortgages upon sale. Balances have declined throughout 2010 largely due to sales, partially offset by improved valuations as discussed below. During the second and third quarters of 2010, we sold subprime residential mortgage loans with a book value of $215 million and $49 million, respectively, to unaffiliated third parties.

Auto finance loans held for sale at December 31, 2009 were sold to HSBC Finance during the first quarter of 2010 to facilitate the completion of a loan sale by HSBC Finance to a third party.

Other consumer loans held for sale consist of student loans which we no longer originate. Balances at September 30, 2010 reflect the sale of a portion of these loans in the first quarter of 2010.

Loans held for sale are recorded at the lower of cost or market value. While the book value of loans held for sale continued to exceed fair value at September 30, 2010, we experienced a decrease in the valuation allowance during the nine months ended September 30, 2010 primarily due to lower balances including loan sales and reduced volatility in the U.S. residential mortgage markets.

Trading Assets and Liabilities Trading assets and liabilities balances at September 30, 2010 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	September 30,	June 30, 2010		December 31, 2009
	2010	Amount	%	Amount	%

		(dollars are in millions)

Trading assets:
Securities(1)	$7,727	$2,971	62.5%	$2,387	44.7%
Precious metals	14,736	(1,652)	(10.1)	2,480	20.2
Fair value of derivatives	8,701	697	8.7	482	5.9

	$31,164	$2,016	6.9%	$5,349	20.7%

Trading liabilities:
Securities sold, not yet purchased	$1,492	$(27)	(1.8)%	$1,361	100+ %
Payable for precious metals	3,736	596	19.0	1,180	46.2
Fair value of derivatives	6,607	389	6.3	1,284	24.1

	$11,835	$958	8.8%	$3,825	47.8%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate bonds and debt securities.

HSBC USA Inc.

Securities balances at September 30, 2010 increased from both June 30, 2010 and December 31, 2009 due to an increase in Treasury positions related to hedges in the trading portfolio. Securities sold, not yet purchased remained flat compared to June 30, 2010 levels but increased compared to December 31, 2009 due to an increase in Treasury positions related to hedges in the trading portfolio.

Precious metals trading assets at September 30, 2010 decreased as compared to June 30, 2010 but increased compared to December 31, 2009. The decrease since June 30, 2010 reflects unwinding of specific transactions during the quarter, while the increase since December 2009 was primarily due to higher prices on most metals and higher gold inventory. The higher payable for precious metals as compared to both June 30, 2010 and December 31, 2009 was primarily due to higher gold balances.

Derivative assets and liabilities balances as compared to December 31, 2009 were impacted by market volatility as valuations of foreign exchange, interest rate and credit derivatives all increased from small spread widening in all sectors.

Deposits Deposit balances by major depositor categories at September 30, 2010 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	September 30,	June 30, 2010		December 31, 2009
	2010	Amount	%	Amount	%

		(dollars are in millions)

Individuals, partnerships and corporations	$101,042	$272	.3%	$2,635	2.7%
Domestic and foreign banks	12,942	(601)	(4.4)	(607)	(4.5)
U.S. Government, states and political subdivisions	4,158	71	1.7	(256)	(5.8)
Foreign governments and official institutions	804	(2,359)	(74.6)	(1,163)	(59.1)

Total deposits	$118,946	$(2,617)	(2.2)%	$609	.5%

Total core deposits(1)	$86,241	$147	.2%	$3,014	3.6%

(1)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Consistent with the regulatory definition, core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be a key source of funding during the first nine of 2010. Deposits at September 30, 2010 decreased compared to June 30, 2010, primarily due to reduced deposits from banks and affiliates. Deposits have remained relatively stable since December 31, 2009 as higher deposits from affiliates as well as growth in branch-based deposit products driven primarily by our Premier and branch expansion strategies and continued stability in the online savings product offset our efforts to manage down low margin wholesale deposits in order to maximize profitability. Our relative liquidity strength has also allowed us to lower rates to be in line with our competition on several low margin deposit products. Core domestic deposits, which are the substantial source of our core liquidity, increased during the first nine months of 2010 driven by continuing growth in our Premier balances, along with some seasonal increases in institutional transaction account balances.

We maintain a growth strategy for our core retail banking business, which includes building deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•	HSBC Premier, HSBC’s global banking service that offers internationally minded mass affluent customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager. Total Premier deposits have grown to $28.8 billion at September 30, 2010 as compared to $28.2 billion at June 30, 2010 and $23.6 billion at December 31, 2009;

HSBC USA Inc.

•	Retail branch expansion in existing and new geographic markets to largely support the needs of our internationally minded customers. During the first nine months of 2010, we opened five new branches in the states of California and Virginia; and

•	Driving cross-sell through closer alignment across all lines of business.

Short-Term Borrowings Increased balances at September 30, 2010 as compared to December 31, 2009 reflect increased levels of securities sold under agreements to repurchase and higher precious metals borrowings. The increase as compared to December 31, 2009 also reflects higher commercial paper balances due to the consolidation of the Bryant Park commercial paper conduit as a result of adopting new VIE accounting guidance effective January 1, 2010.

Long-Term Debt Long-term debt increased at September 30, 2010 compared to both June 30, 2010 and December 31, 2009 driven by the collective issuance of $2.0 billion in subordinated debt by HSBC Bank USA and HSBC USA Inc. during the third quarter of 2010, partially offset by long-term debt retirements.

Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $1.5 billion and $1.8 billion during the three and nine months ended September 30, 2010. Total debt outstanding under this program was $4.9 billion and $3.5 billion at September 30, 2010 and December 31, 2009, respectively.

Incremental long-term debt borrowings from our shelf registration statement with the Securities and Exchange Commission totaled $1.1 billion and $2.1 billion during the three and nine months ended September 30, 2010, respectively, compared to $923 million and $2.0 billion during the year-ago periods. Total long term debt outstanding under this shelf was $6.6 billion and $5.5 billion at September 30, 2010 and December 31, 2009, respectively.

Borrowings from the Federal Home Loan Bank (“FHLB”) totaled $1.0 billion at both September 30, 2010 and December 31, 2009. At September 30, 2010, we had the ability to access further borrowings of up to $3.0 billion based on the amount pledged as collateral with the FHLB.

In January 2009 as part of the purchase of the GM and UP Portfolio from HSBC Finance, we assumed $6.1 billion of securities backed by credit card receivables which were accounted for as secured financings. Borrowings under these facilities totaled $1.2 billion and $2.5 billion at September 30, 2010 and December 31, 2009, respectively.

We have entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of certain of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and the debt of these VIEs. As mentioned above, on January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board which amends accounting rules relating to the consolidation of VIEs. Application of this new guidance has resulted in the consolidation of one additional VIE and, therefore, the consolidated debt of VIE’s we now report is greater than that reported in previous periods. Debt obligations of VIEs totaling $3.0 billion and $1.4 billion were included in short-term borrowings and long-term debt, respectively, at September 30, 2010. Debt obligations of VIEs totaling $3.0 billion were included in long-term debt at December 31, 2009. See Note 17, “Variable Interest Entities” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

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

The significant components of net interest margin are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Yield on total earning assets	3.53%	4.43%	3.64%	4.69%
Rate paid on interest bearing liabilities	.94	1.36	.95	1.56

Interest rate spread	2.59	3.07	2.69	3.13
Benefit from net non-interest earning or paying funds	.15	.24	.15	.26

Net interest margin to earning assets(1)	2.74%	3.31%	2.84%	3.39%

(1)	Selected financial ratios are defined in the Glossary of Terms in our 2009 Form 10-K.

Significant trends affecting the comparability of 2010 and 2009 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
		Interest Rate		Interest Rate
	Amount	Spread	Amount	Spread

	(dollars are in millions)

Net interest income/interest rate spread from prior year	$1,266	3.07%	$3,903	3.13%
Increase (decrease) in net interest income associated with:
Trading related activities	(36)		(94)
Balance sheet management activities(1)	35		(89)
Private label credit card portfolio	(66)		(103)
Credit card portfolio	(82)		(145)
Commercial loans	(59)		(160)
Deposits	46		84
Residential mortgage banking	(1)		(26)
Other activity	(7)		69

Net interest income/interest rate spread for current year	$1,096	2.59%	$3,439	2.69%

(1)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading Related Activities Net interest income for trading related activities decreased during the three and nine months ended September 30, 2010 due primarily to lower balances on interest earning trading assets, such as trading bonds, which was partially offset by lower cost of funds.

Balance Sheet Management Activities Higher net interest income from balance sheet management activities during the three month period ended September 30, 2010 reflects additional purchases of US Treasuries and Government National Mortgage Association mortgage-backed securities. Lower net interest income from balance sheet

HSBC USA Inc.

management activities during the nine months ended September 30, 2010 was due primarily to the sale of securities in the first half of 2009 and the re-investment of proceeds into lower margin securities, partially offset by positions taken in expectation of lower short-term rates.

Private Label Credit Card Portfolio Net interest income on private label credit card receivables was lower during the three and nine months ended September 30, 2010 as a result of higher premiums, lower average balances outstanding and lower receivable levels at penalty pricing, partially offset by lower funding costs and repricing initiatives.

Credit Card Portfolios Lower net interest income on credit card receivables during the current periods primarily reflects lower average balances outstanding and lower receivable levels at penalty pricing and for the nine month period higher premiums, partially offset by higher spreads driven by lower funding costs and repricing initiatives.

Commercial Loans Net interest income on commercial loans was lower during the three and nine months ended September 30, 2010 due primarily to lower loan balances, partially offset by loan repricing, lower levels of non-performing loans and lower funding costs.

Deposits Higher net interest income on deposits during both periods is due primarily to improved spreads in the Personal Financial Services and Commercial Banking business segments. Although these segments continue to be affected by falling interest rates and growth in customer deposits in higher yielding deposit products such as premier investor accounts, this has been offset by pricing initiatives, an overall slightly less competitive retail market, and higher funding credits.

Residential mortgage banking During the three and nine months ended September 30, 2010, lower net interest income resulted from lower average residential loan outstandings partially offset by lower funding costs. Lower average residential loans outstanding resulted in part from the sale of approximately $494 million of prime adjustable and fixed rate residential mortgages since September 30, 2009.

Other Activity Lower net interest income on other activity during the three month period ended September 30, 2010 was largely driven by lower net interest income on auto finance receivables. Higher net interest income from other activity during the nine month period ended September 30, 2010 was primarily due to lower interest expense related to long term debt and higher net interest income related to interest bearing deposits with banks. This was partially offset by lower net interest income on auto finance receivables.

Provision for Credit Losses The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Commercial	$12	$246	$(234)	(95.1)%

Consumer:
Residential mortgages, excluding home equity mortgages	(23)	92	(115)	(100+ )
Home equity mortgages	8	79	(71)	(89.9)
Private label card receivables	134	272	(138)	(50.7)
Credit card receivables	108	275	(167)	(60.7)
Auto finance	-	20	(20)	(100.0)
Other consumer	6	22	(16)	(72.7)

Total consumer	233	760	(527)	(69.3)

Total provision for credit losses	$245	$1,006	$(761)	(75.6)%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Commercial	$(52)	$560	$(612)	(100+ )%

Consumer:
Residential mortgages, excluding home equity mortgages	(32)	351	(383)	(100+ )
Home equity mortgages	(7)	166	(173)	(100+ )
Private label card receivables	441	981	(540)	(55.0)
Credit card receivables	513	1,034	(521)	(50.4)
Auto finance	35	85	(50)	(58.8)
Other consumer	14	70	(56)	(80.0)

Total consumer	964	2,687	(1,723)	(64.1)

Total provision for credit losses	$912	$3,247	$(2,335)	(71.9)%

Our credit loss reserves decreased during the three months ended September 30, 2010 as the provision for credit losses was $405 million lower than net charge-offs compared to provision for credit losses greater than net charge-offs of $130 million in the prior year quarter. Credit loss reserves also decreased during the nine months ended September 30, 2010 as the provision for credit losses was $1,324 million lower than net charge-offs compared to provision for credit losses greater than net charge-offs of $1,044 million in the year-ago period. The provision as a percentage of average receivables was .34 percent and 1.21 percent for the three and nine months ended September 30, 2010 compared to 1.19 percent and 3.67 percent for the three and nine months ended September 30, 2009. The decrease in credit loss provision reflects lower loss estimates in our commercial and consumer loan portfolios as discussed in more detail below.

Commercial loan provision for credit losses decreased for both the current quarter and year-to-date period as a result of lower loss estimates in most commercial portfolios due to lower outstanding balances including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Also contributing to the decrease were fewer customer downgrades across all business lines compared to the year-ago periods. The combination of all of these factors has led to an overall net recovery in provision for commercial loans during the nine months ended September 30, 2010. These decreases were partially offset in both periods by a specific provision relating to a single commercial real estate lending relationship. Given the nature of the factors driving the reduction in commercial loan provision, the provision levels recognized in the first nine months of 2010 should not be considered indicative of provision levels during the remainder of 2010.

The provision for credit losses on residential mortgages including home equity mortgages decreased $186 million and $556 million during the three and nine months ended September 30, 2010 as compared to the year-ago periods. The decrease in provision for credit losses on residential mortgages in both periods was attributable to lower receivable levels and stabilization in residential mortgage loan credit quality as dollars of delinquency and charge-off continue to decline compared to the prior year periods as outstanding balances continue to fall and loss severities stabilize. These factors have resulted in an improved outlook on future loss estimates.

The provision for credit losses associated with credit card receivables decreased $167 million and $521 million during the three and nine months ended September 30, 2010 as compared to the year-ago periods due to lower receivable levels, improved economic and credit conditions, including lower dollars of delinquency, as well as an improved outlook on future loss estimates as the impact of the economic environment including high unemployment rates on losses has not been as severe as previously anticipated due in part to improved customer payment behavior, home price stability and the impact of tighter underwriting initiated in prior periods. Lower receivable

HSBC USA Inc.

levels reflect fewer active customer accounts, the impact of the actions previously taken to reduce risk as well as an increased focus by customers to pay down credit card debt.

Provision expense associated with our private label card portfolio decreased $138 million and $540 million during the three and nine months ended September 30, 2010 as compared to the year-ago periods due to lower receivable levels, improved economic and credit conditions including lower delinquency levels and an improved outlook on future loss estimates as the impact of the economic environment including high unemployment levels on losses has not been as severe as previously anticipated as discussed above. Lower receivable levels reflect fewer active customer accounts as well as the exit of certain merchant relationships.

Provision expense associated with our auto finance portfolio declined in both periods as the portfolio continued to liquidate and used car prices improved. The decrease also reflects the impact of the sale of $1.2 billion of auto finance loans in August 2010.

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

Other Revenues The components of other revenues are summarized in the following tables.

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Credit card fees	$226	$333	$(107)	(32.1)%
Other fees and commissions	211	188	23	12.2
Trust income	26	30	(4)	(13.3)
Trading revenue	166	353	(187)	(53.0)
Net other-than-temporary impairment losses	(4)	(26)	22	84.6
Other securities gains, net	37	5	32	100+
HSBC affiliate income:
Fees and commissions	22	35	(13)	(37.1)
Other affiliate income	22	-	22	100+

Total HSBC affiliate income	44	35	9	25.7
Residential mortgage banking revenue (loss)(1)	11	15	(4)	(26.7)
Gain (loss) on instruments at fair value and related derivatives(2)	89	44	45	100+
Other income:
Valuation of loans held for sale	(5)	(40)	35	87.5
Insurance	4	6	(2)	(33.3)
Earnings from equity investments	15	4	11	100+
Miscellaneous income	(4)	(52)	48	92.3

Total other income	10	(82)	92	100+

Total other revenues	$816	$895	$(79)	(8.8)%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Credit card fees	$708	$1,032	$(324)	(31.4)%
Other fees and commissions	703	635	68	10.7
Trust income	79	92	(13)	(14.1)
Trading revenue (loss)	498	351	147	41.9
Net other-than-temporary impairment losses	(45)	(84)	39	46.4
Other securities gains, net	59	299	(240)	(80.3)
HSBC affiliate income:
Fees and commissions	86	102	(16)	(15.7)
Other affiliate income	31	10	21	100+

Total HSBC affiliate income	117	112	5	4.5
Residential mortgage banking revenue (loss)(1)	(106)	139	(245)	(100+ )
Gain (loss) on instruments at fair value and related derivatives(2)	317	(201)	518	100+
Other income :
Valuation of loans held for sale	56	(195)	251	100+
Insurance	13	19	(6)	(31.6)
Earnings from equity investments	22	25	(3)	(12.0)
Miscellaneous income	86	(3)	89	100+

Total other income	177	(154)	331	100+

Total other revenues	$2,507	$2,221	$286	12.9%

(1)	Includes servicing fees received from HBSC Finance of $2 million and $6 million during the three and nine months ended September 30, 2010, respectively, and $3 million and $10 million during the three and nine months ended September 30, 2009.

(2)	Includes gains and losses associated with financial instruments elected to be measured at fair value and the related derivatives. See Note 11, “Fair Value Option,” of the accompanying consolidated financial statements for additional information.

Credit Card Fees Lower credit card fees during both periods were due primarily to lower receivable levels as a result of fewer active customer accounts, changes in customer behavior, the continuing impact of efforts to manage risk initiated in prior periods, improved delinquency levels and the implementation of certain provisions of the CARD Act earlier in the year. The CARD Act has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees, restrictions on fees charged to process on-line and telephone payments and in the third quarter of 2010, lower late fees due to limits on fee that can be assessed. Also contributing to the decrease were higher revenue share payments due to improved cash flows and in the nine month period, higher reversals of fee income stemming from reduced charge-off activity upon acquisition of the GM and UP Portfolios in the first nine months of 2009 due to purchase accounting.

Other Fees and Commissions Other fee-based income increased during both periods driven by higher commercial loan fee accruals, a $15 million reclassification of auto loan servicing fees paid to SC USA into operating expenses in August 2010 and in the year-to-date period, higher refund anticipation loan fees. Beginning in 2010, we began to keep a portion of originated refund anticipation loans, which is seasonal principally to the first quarter, on our balance sheet. As a result, we earn fee income on these loans. The loans we keep are transferred to HSBC Finance at par only if they reach a certain defined delinquency status.

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

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Trading revenue (loss)	$166	$353	$(187)	(53.0)%
Net interest income	(2)	34	(36)	(100+ )

Trading related revenue (loss)	$164	$387	$(223)	(57.6)%

Business:
Derivatives	$68	$58	$10	17.2%
Balance sheet management	4	28	(24)	(85.7)
Foreign exchange and banknotes	71	98	(27)	(27.6)
Precious metals	12	3	9	100+
Global banking	10	203	(193)	(95.1)
Other trading	(1)	(3)	2	66.7

Trading related revenue	$164	$387	$(223)	(57.6)%

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Trading revenue (loss)	$498	$351	$147	41.9%
Net interest income	18	112	(94)	(83.9)

Trading related revenue (loss)	$516	$463	$53	11.4%

Business:
Derivatives	$202	$(283)	$485	100+ %
Balance sheet management	78	74	4	5.4
Foreign exchange and banknotes	200	307	(107)	(34.9)
Precious metals	46	36	10	27.8
Global banking	(7)	332	(339)	(100+ )
Other trading	(3)	(3)	-	-

Trading related revenue	$516	$463	$53	11.4%

Trading revenue decreased in the three month period ended September 30, 2010 compared to the prior year quarter but improved significantly in the nine month period as the year-ago nine month period reflects reductions to revenue associated with credit derivative products due to the adverse market conditions which existed at that time. Improved market conditions in 2010 have resulted in a recovery of some of these valuation losses. During the three months ended September 30, 2010 and 2009, the value of credit derivatives remained fairly stable.

Trading revenue related to derivatives improved during the three months ended September 30, 2010 due to higher revenue from other credit related products which reported total gains of $4 million during the three ended

HSBC USA Inc.

September 30, 2010, as compared to losses of $25 million during the year-ago period. This improvement resulted from favorable credit spread movements. Trading revenue related to derivatives improved during the nine months ended September 30, 2010 largely due to the performance of structured credit products which reported total gains of $178 million during the nine months ended September 30, 2010, as compared to losses of $286 million during the year-ago period. The performance of credit derivatives remained stable during the first nine months of 2010 as credit spread volatility and the outlook for corporate defaults improved and exposures to several counterparties, including monoline insurers, were reduced as a result of the early termination of transactions. Partly offsetting the improvement in credit derivatives revenue in both periods were reductions in other derivative products substantially due to lower deal activity.

Trading income related to balance sheet management activities declined in the three month period ended September 30, 2010 primarily due to losses on securities held for trading purposes but improved in the year-to-date period as the losses referred to above were more than offset by more favorable trends in credit spreads on asset-backed securities.

Foreign exchange and banknotes revenue declined in both periods primarily due to lower volumes and narrower trading spreads in foreign exchange.

Precious metals continued to deliver strong results in both periods as a result of continuing demand for metals as a perceived safe investment.

Global banking revenue decreased significantly during the three and nine months ended September 30, 2010 due to a reduction in corporate bond positions and lower price volatility as compared to the year ago periods.

Net Other-Than-Temporary Impairment (Losses) Recoveries During the three and nine months ended September 30, 2010, five debt securities and 38 debt securities, respectively, were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates compared to 14 and 18 debt securities which were determined to be other-than-temporarily impaired in the year-ago periods. The following table presents the various components of other-than-temporary impairment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Total other-than-temporary impairment recoveries (losses)	$(13)	$(28)	$90	$(188)
Portion of loss (recovery) recognized in other comprehensive income, before taxes	9	2	(135)	104

Net other-than-temporary impairment losses recognized in the consolidated statement of income (loss)	$(4)	$(26)	$(45)	$(84)

Other Securities Gains, Net We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. The following table summarizes the net other securities gains (losses) resulting from various strategies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Available-for-sale securities	$37	$5	$59	$251
Sale of MasterCard or Visa Class B Shares	-	-	-	48

Other securities gains, net	$37	$5	$59	$299

Gross realized gains and losses from sales of securities are summarized in Note 4, “Securities,” in the accompanying consolidated financial statements.

HSBC USA Inc.

During the three and nine months ended September 30, 2010, we sold $3.2 billion and $14.0 billion, respectively, of US treasury, municipal, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $59 million and $142 million, respectively, and losses of $22 million and $83 million, respectively, during these periods which is included as a component of other security gains, net above.

During the three and nine months ended September 30, 2009, we sold $129 million and $12.8 billion of mortgage-backed and other asset-backed securities as part of a strategy to reduce prepayment risk as well as risk-weighted asset levels and recognized gains of $9 million and $293 million and losses of $4 million and $42 million, respectively, during these periods.

HSBC Affiliate Income Affiliate income was higher in both periods due to higher fees and commissions earned from HSBC Finance affiliates as compared to the year-ago periods driven by the transfer of certain real estate default servicing employees from HSBC Finance in July 2010, partially offset by lower fees and commissions earned from HSBC Markets USA and other HSBC affiliates and, in the nine month period, lower fees on tax refund anticipation loans as beginning in 2010, we now transfer only a portion of these loans to HSBC Finance upon origination as discussed above.

During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which has historically served as a significant part of our underwriting process for Taxpayer Financial Services (“TFS”) tax refund products. We determined that, without use of the Debt Indicator, we could no longer offer the product that has historically accounted for the substantial majority of our TFS loan production and that we might not be able to offer the remaining products available under the program in a safe and sound manner.

On October 15, 2010, H&R Block commenced an action in the United Stated District Court for The Eastern District of Missouri seeking injunctive relief compelling HSBC Finance and other HSBC North America subsidiaries, including HSBC Bank USA and HSBC Trust Company (Delaware), N.A., to continue to fund tax refund anticipation loans and refund anticipation checks for the 2011 tax season. We believe that the decision of the IRS to stop issuing the Debt Indicator, a recent Supervisory Letter from the Office of the Comptroller of the Currency, and certain contractual provision provide defenses to the claim and support the decision regarding the suspension of offering these tax refund products. H&R Block’s request for a temporary restraining order was denied on October 18, 2010. The Court scheduled a four-day evidentiary hearing on the preliminary injunction for November 15-18, 2010. While we cannot determine the manner in which this dispute will ultimately be resolved, there will likely be a significant decrease in, or elimination of, TFS volumes and related revenue in 2011, which, in either case, is not expected to have a material impact on our financial position or results of operations.

HSBC USA Inc.

Residential Mortgage Banking Revenue (Loss) The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income in the consolidated statement of income (loss) and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$54	$55	$(1)	(1.8)%
Servicing related income:
Servicing fee income	30	33	(3)	(9.1)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	1	(54)	55	100+
Realization of cash flows	(30)	(8)	(22)	(100+ )
Trading – Derivative instruments used to offset changes in value of MSRs	71	59	12	20.3

Total servicing related income	72	30	42	100+

Originations and sales related income:
Gains on sales of residential mortgages	5	14	(9)	(64.3)
Provision for repurchase obligations	(95)	(21)	(74)	(100+ )
Trading and hedging activity	21	(13)	34	100+

Total originations and sales related income (loss)	(69)	(20)	(49)	(100+ )

Other mortgage income	8	5	3	60.0
Total residential mortgage banking revenue included in other revenues	11	15	(4)	(26.7)

Total residential mortgage banking related revenue	$65	$70	$(5)	(7.1)%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$164	$190	$(26)	(13.7)%
Servicing related income:
Servicing fee income	92	99	(7)	(7.1)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(113)	6	(119)	(100+	)
Realization of cash flows	(75)	(32)	(43)	(100+	)
Trading – Derivative instruments used to offset changes in value of MSRs	219	(4)	223	100+

Total servicing related income	123	69	54	78.3

Originations and sales related income:
Gains on sales of residential mortgages	28	95	(67)	(70.5)
Provision for repurchase obligations	(285)	(42)	(243)	(100+	)
Trading and hedging activity	6	3	3	100.0

Total originations and sales related income (loss)	(251)	56	(307)	(100+	)

Other mortgage income	22	14	8	57.1
Total residential mortgage banking revenue included in other revenues	(106)	139	(245)	(100+	)

Total residential mortgage banking related revenue	$58	$329	$(271)	(82.4)%

Lower net interest income during both periods reflects lower loan balances, partially offset by lower funding costs as well as reduced deferred loan origination cost amortization on lower average outstandings. Lower loan balances reflect the sale of approximately $494 million of prime adjustable and fixed rate residential mortgages since September 30, 2009, for which we retained the servicing rights. We continue to sell the majority of new loan originations to government sponsored enterprises and private investors. Consistent with our Premier strategy, additions to the portfolio are comprised largely of Premier relationship products.

Total servicing related income increased in both periods driven by better net hedged MSR performance, partially offset by increased cash flows and lower servicing fee income as the average serviced loan portfolio declined as new originations sold were more than offset by prepayments.

Originations and sales related income decreased in both periods. Higher gains from normal loan sales (excluding held mortgage asset sales) were more than offset by higher estimates of exposure on repurchase obligations associated with previously sold loans. In addition, we recorded gains of $67 million in the nine months ended September 30, 2009 related to held mortgage asset sales. There were no held mortgage asset sales in the first nine months of 2010. During the three and nine months ended September 30, 2010, we recorded expense of $95 million and $285 million, respectively, due to an increase in our estimated exposure associated with repurchase obligations on loans previously sold.

Gain on Instruments Designated at Fair Value and Related Derivatives We have elected to apply fair value option accounting to commercial leveraged acquisition finance loans and unfunded commitments, certain other commercial loans, certain own fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a breakout of these amounts by individual component.

HSBC USA Inc.

Valuation on Loans Held for Sale Valuation adjustments on loans held for sale improved during the three and nine months ended September 30, 2010, as there has been reduced volatility in the U.S. residential mortgage market driven by stabilization of home prices in the U.S. since September 30, 2009. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are sub-prime residential mortgage loans with a fair value of $410 million and $757 million as of September 30, 2010 and December 31, 2009, respectively. Loans held for sale are recorded at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Valuations on residential mortgage loans we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss). Valuations on loans held for sale in the nine months ended September 30, 2010 also reflects an $89 million settlement relating to certain whole loans previously purchased for re-sale from a third party.

Other Income (Loss) Excluding the valuation of loans held for sale as discussed above, other income (loss) improved during the three and nine months ended September 30, 2010 due largely to higher miscellaneous income due to improved performance related to credit derivatives used to economically hedge certain commercial loans and a $9 million gain on the sale of auto finance loans to SC USA, partially offset by a $12 million lower of cost or fair value adjustment on the assets of our Asian Banknotes Operations which was classified as held for sale in the third quarter of 2010. For the nine months ended September 30, 2009, other income (loss) included a gain on the sale of our equity interest in HSBC Private Bank (Suisse) S.A. of $33 million as well as an $85 million gain related to a judgment whose proceeds were used to redeem 100 preferred shares issued to CT Financial Services, Inc., while the nine months ended September 30, 2010 other income (loss) reflects a $66 million gain relating to the sale of our equity investment in Wells Fargo HSBC Trade Bank.

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

HSBC USA Inc.

Operating Expenses The components of operating expenses are summarized in the following tables.

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

		(dollars are in millions)

Salaries and employee benefits:
Salaries	$156	$156	$-	-%
Employee benefits	127	124	3	2.4

Total salaries and employee benefits	283	280	3	1.1
Occupancy expense, net	66	60	6	10.0
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	164	175	(11)	(6.3)
Fees paid to HMUS	74	50	24	48.0
Fees paid to HTSU	195	106	89	84.0
Fees paid to other HSBC affiliates	46	55	(9)	(16.4)

Total support services from HSBC affiliates	479	386	93	24.1
Other expenses:
Equipment and software	12	11	1	9.1
Marketing	28	28	-	-
Outside services	46	26	20	76.9
Professional fees	20	21	(1)	(4.8)
Telecommunications	3	4	(1)	(25.0)
Postage, printing and office supplies	4	3	1	33.3
Off-balance sheet credit reserves	(17)	1	(18)	(100+ )
FDIC assessment fee	34	26	8	30.8
Insurance business	1	5	(4)	(80.0)
Miscellaneous	63	68	(5)	(7.4)

Total other expenses	194	193	1	.5

Total operating expenses	$1,022	$919	$103	11.2%

Personnel – average number	10,014	9,557
Efficiency ratio	53.60%	42.64%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Salaries and employee benefits:
Salaries	$440	$464	$(24)	(5.2)%
Employee benefits	390	409	(19)	(4.6)

Total salaries and employee benefits	830	873	(43)	(4.9)
Occupancy expense, net	202	211	(9)	(4.3)
Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	553	548	5	.9
Fees paid to HMUS	218	187	31	16.6
Fees paid to HTSU	558	353	205	58.1
Fees paid to other HSBC affiliates	126	140	(14)	(10.0)

Total support services from HSBC affiliates	1,455	1,228	227	18.5
Other expenses:
Equipment and software	34	31	3	9.7
Marketing	81	95	(14)	(14.7)
Outside services	100	70	30	42.9
Professional fees	49	54	(5)	(9.3)
Telecommunications	10	12	(2)	(16.7)
Postage, printing and office supplies	11	11	-	-
Off-balance sheet credit reserves	(29)	(1)	(28)	(100+ )
FDIC assessment fee	103	177	(74)	(41.8)
Insurance business	(2)	48	(50)	(100+ )
Miscellaneous	237	171	66	38.6

Total other expenses	594	668	(74)	(11.1)

Total operating expenses	$3,081	$2,980	$101	3.4%

Personnel – average number	9,394	9,734
Efficiency ratio	51.95%	48.80%

Salaries and Employee Benefits Salaries and employee benefits expense increased during the three month period due to the transfer of certain employees from HSBC Finance to the default mortgage loan servicing department of a subsidiary of HSBC Bank USA in July 2010, partially offset by lower expense due to the transfer of additional support services employees to HTSU, as described below. In the nine month period, salaries and employee benefits expense was lower as the transfer of additional support services employees to HTSU more than offset the increase associated with the transfer of certain employees from HSBC Finance to the default mortgage loan servicing department as discussed above as well as exit costs associated with the closure of our banknotes business.

Occupancy Expense, Net Occupancy expense in the prior year-to-date period reflects a $20 million impairment of a data center building held for use. Excluding the impact of this impairment, occupancy expense increased in both periods due largely to the expansion of the core banking network within the PFS segment and in the nine month period, $8 million in lease abandonment costs associated with the closure of several non-strategic branches recorded during the first quarter of 2010, partially offset by the transfer of additional shared services employees and their related workspace expenses to an affiliate earlier in the year, as discussed below. Subsequent to September 30, 2009,

HSBC USA Inc.

we opened 12 new branches resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses.

Support services from HSBC affiliates includes technology and certain centralized support services, including human resources, corporate affairs and other shared services and beginning in January 2010, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Higher support services from HSBC affiliates in both periods reflects the increased level of services provided, including fees paid to HSBC Finance for servicing and assuming the credit risk associated with refund anticipation loans originated and held on our balance sheet as a result of the change in the management of the refund anticipation loan program between HSBC Bank USA and HSBC Finance beginning in 2010 which totaled $0 million and $58 million during the three and nine months ended September 30, 2010. These increases were partially offset by lower levels of receivables being serviced.

Marketing Expenses Lower marketing and promotional expenses during the nine months ended September 30, 2010 reflects continued optimization of marketing spend as a result of general cost saving initiatives, partially offset by a continuing investment in HSBC brand activities and marketing support for branch expansion initiatives, primarily within the PFS and CMB business segments. During the three months ended September 30, 2010, marketing expenses were flat.

Other Expenses Other expenses (excluding marketing expenses) increased during the three month period but decreased in the year-to-date period. During the three months ended September 30, 2010, higher other expenses reflect higher miscellaneous expenses including higher legal costs, higher collection agency costs and higher outside services costs, partially offset by improved estimates of off-balance sheet exposure. Other expenses decreased in the year-to-date period as the factors above were more than offset by lower FDIC assessment fees as the year-ago period included an $82 million special assessment recorded in the second quarter of 2009.

Efficiency Ratio Our efficiency ratio, which is the ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues, was 53.60 percent and 51.95 percent for the three and nine months ended September 30, 2010 compared to 42.64 percent and 48.80 percent in the year-ago periods. The deterioration in both periods reflects higher operating expenses while the total of net interest income and other revenues declined.

Segment Results – IFRSs Basis

We have five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described under Item 1, “Business” in our 2009 Form 10-K. There have been no changes in the basis of segmentation or measurement of segment profit as compared with the presentation in our 2009 Form 10-K.

We report to our parent, HSBC, in accordance with its reporting basis, IFRSs. As a result, our segment results are presented on an IFRSs Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 16, “Business Segments,” in the accompanying consolidated financial statements and under the caption “Basis of Reporting” in the MD&A section of this Form 10-Q.

Personal Financial Services (“PFS”) During 2010, we continue to direct resources towards the expansion of the core retail banking business and in particular the growth of HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. In addition, expansion of the branch network continued during 2010 with the opening of five new branches in geographic markets with international connectivity as well as continued investment in the HSBC brand. We intend to open additional new branches as the opportunity arises. Average personal

HSBC USA Inc.

deposits in the third quarter of 2010 increased approximately 4.8 percent compared to the level experienced in the third quarter of 2009. Premier customers increased to 461,600 at September 30, 2010, a 30 percent increase from December 31, 2009 and a 41 percent increase from the year-ago quarter. We remain focused on providing differentiated premium services to the internationally minded mass affluent and upwardly mobile customers.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises. Consistent with the Premier strategy, additions to our portfolio are primarily comprised of Premier relationship products. In addition to normal sale activity, we sold prime adjustable and fixed rate mortgage loan portfolios to third parties in prior years. For the nine months ended September 30, 2009, we sold approximately $4.0 billion of prime adjustable and fixed rate residential mortgage loans to third parties. No such sales occurred during the first nine months of 2010. We retained the servicing rights in relation to the mortgages upon sale. As a result, average residential mortgage loans outstanding have continued to decline during the third quarter of 2010, decreasing approximately 11 percent as compared to average residential mortgage loans outstanding during the third quarter of 2009.

The following table summarizes the IFRSs Basis results for our PFS segment:

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$252	$238	$14	5.9%
Other operating income	67	88	(21)	(23.9)

Total operating income	319	326	(7)	(2.1)
Loan impairment charges	(21)	178	(199)	(100+ )

	340	148	192	100+
Operating expenses	341	306	35	11.4

Profit (loss) before tax	$(1)	$(158)	$157	99.4%

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$730	$665	$65	9.8%
Other operating income	132	171	(39)	(22.8)

Total operating income	862	836	26	3.1
Loan impairment charges	6	550	(544)	(98.9)

	856	286	570	100+
Operating expenses	929	936	(7)	(.7)

Profit (loss) before tax	$(73)	$(650)	$577	88.8%

Our PFS segment reported a loss before tax during the three and nine months ended September 30, 2010 which was lower than the losses before tax during the year-ago periods. The improvement in both periods was driven primarily by lower loan impairment charges as well as higher net interest income which was partially offset by lower other operating income and in the three month period, higher operating expenses.

Net interest income increased during both periods, driven by a combination of customer rate cuts and additional funding credits on deposits. The higher net interest income was partially offset by lower levels of mortgage loans outstanding in part due to mortgage loan sales of approximately $494 million since September 30, 2009.

Other operating income decreased during both periods reflecting the impact of increases in our estimate of exposure on repurchase obligations associated with previously sold loans which reduced other operating income in 2010 by

HSBC USA Inc.

$95 million and $285 million during the three and nine months ended September 30, 2010. In addition, changes to Regulation E implemented on July 1, 2010 reduced deposit fee income by almost $9 million in both periods. Other operating income in the prior year to date period includes intersegment charges from the Global Banking and Markets segment of $163 million relating to costs associated with early termination of the funding associated with residential mortgage loan sales in 2009. This was partially offset by net gains on the sales of these residential mortgage loans in 2009 of $70 million.

Loan impairment charges declined in the three and nine months ended September 30, 2010, driven largely by stabilization in residential mortgage loan credit quality as dollars of delinquency and loss severities in the first nine months of 2010 have moderated which, along with lower loan balances, has led to an improvement in our future loss estimates.

Operating expenses increased in the third quarter of 2010 driven by higher costs from shared services and from the expansion of our branch network. Operating expenses declined in the year-to-date period as the higher costs described above were more than offset by lower FDIC assessment fees largely driven by the special assessment in the second quarter of 2009. In addition, there was a $48 million pension curtailment gain recorded in the first quarter of 2010 as a result of the decision in February 2010 to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America defined benefit pension plan. There was also a recovery of $6 million in the second quarter of 2010 related to the Visa legal accrual previously established in 2007.

Consumer Finance (“CF”) The CF segment includes the private label and co-brand credit cards, as well as other loans acquired from HSBC Finance or its correspondents, including the GM and UP Portfolios and certain auto finance loans which were sold to SC USA in August 2010 as well as portfolios of nonconforming residential mortgage loans (the “HMS Portfolio”) purchased in 2003 and 2004. HSBC Finance services the receivables purchased for a fee.

The following table summarizes the IFRSs Basis results for our CF segment:

			Increase (Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$430	$539	$(109)	(20.2)%
Other operating income	97	98	(1)	(1.0)

Total operating income	527	637	(110)	(17.3)
Loan impairment charges	221	437	(216)	(49.4)

	306	200	106	53.0
Operating expenses	58	18	40	100+

Profit (loss) before tax	$248	$182	$66	36.3%

			Increase (Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$1,437	$1,588	$(151)	(9.5)%
Other operating income	150	263	(113)	(43.0)

Total operating income	1,587	1,851	(264)	(14.3)
Loan impairment charges	786	1,468	(682)	(46.5)

	801	383	418	100+
Operating expenses	113	69	44	63.8

Profit (loss) before tax	$688	$314	$374	100+ %

HSBC USA Inc.

Our CF segment reported a higher profit before tax during the three and nine months ended September 30, 2010 largely due to lower loan impairment charges which was partially offset by lower net interest income, higher operating expenses and lower other operating income.

Net interest income was lower in both periods driven by lower outstanding receivable levels, lower yield due to lower receivable levels at penalty pricing primarily due to the impact of the new credit card legislation, higher premiums and higher charge-offs of credit card interest as the GM and UP portfolios recorded at fair value upon purchase in January 2009 continue to decline and be replaced by new volume. This was partially offset by repricing initiatives, a lower cost of funds due to a lower short term interest rate environment and in the year-to-date period, a refinement to the assumptions used in allocating interest to the portion of the GM and UP portfolio previously recorded at fair value.

Other operating income decreased during both periods due to lower fee income resulting from lower levels of credit card receivables outstanding including lower late fees on these portfolios driven by changes in customer behavior, lower delinquency levels, the impact of the new credit card legislation, higher charge-off of credit card fees on the GM and UP portfolios due to the runoff of purchase accounting as discussed above and, in the year-to-date period, higher revenue share payments. These decreases were partially offset by lower servicing fees on portfolios serviced by our affiliate, HSBC Finance (which is recorded as a reduction to other operating income) due to lower outstanding receivable levels including the transfer of the servicing of the auto finance loans in March 2010 to SC USA and a $49 million gain in August 2010 on the sale of the auto finance loans to SC USA.

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

Operating expenses increased in both periods due to higher collection costs on bad debt accounts which were previously reported in loan impairment charges, higher fraud expenses and increased servicing costs associated with the transfer of the servicing associated with our auto finance portfolio from HSBC Finance to SC USA. In the year-to-date period, this increase was partially offset by the impact of higher FDIC assessment fees in the prior year period due to a special FDIC assessment during the second quarter of 2009.

As discussed in previous filings, on May 22, 2009, the CARD Act was signed into law. We have implemented all provisions of the CARD Act. The CARD Act has required us to make changes to our business practices, and will likely require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes in response to the new legislation have either been implemented or are under analysis. We currently believe the implementation of these new rules will not have a material adverse impact to us as any impact would be limited to only a portion of the existing affected loan portfolio as the purchase price on sales volume paid to HSBC Finance has been adjusted to reflect the new requirements.

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

HSBC USA Inc.

In the three and nine months ended September 30, 2010, interest rate spreads, while improved from the prior year periods, continued to be pressured from a low interest rate environment while loan impairment charges improved. Customer deleveraging and higher rates of repayment have resulted in a 4 percent decrease in loans outstanding to middle-market customers at September 30, 2010 as compared to a year-ago. The business banking loan portfolio has seen a 7 percent decrease in loans outstanding since September 30, 2009 resulting from an increase in paydowns and a decline in the demand for new credit facilities, while business banking customer deposits at September 30, 2010 grew 1 percent compared to September 2009 levels. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume, which resulted in a 6 percent decline in outstanding receivables for this portfolio since September 30, 2009. Average customer deposit balances across all CMB business lines during the nine months ended September 30, 2010 increased 7 percent as compared to the year-ago period and average loans during the nine months ended September 30, 2010 decreased 13 percent as compared to the year-ago period. In February 2010, we completed the sale of our interest in Wells Fargo HSBC Trade Bank (“WHTB”) to Wells Fargo and recorded a gain of $66 million which is included in other operating income.

The following table summarizes the IFRSs Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$172	$184	$(12)	(6.5)%
Other operating income	111	92	19	20.7

Total operating income	283	276	7	2.5
Loan impairment charges	50	51	(1)	(2.0)

	233	225	8	3.6
Operating expenses	178	159	19	11.9

Profit (loss) before tax	$55	$66	$(11)	(16.7)%

			Increase (Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$535	$540	$(5)	(.9)%
Other operating income	362	255	107	42.0

Total operating income	897	795	102	12.8
Loan impairment charges	98	222	(124)	(55.9)

	799	573	226	39.4
Operating expenses	499	471	28	5.9

Profit (loss) before tax	$300	$102	$198	100+ %

Our CMB segment reported a lower profit before tax during the three months ended September 30, 2010 as higher operating expenses and lower net interest income were partially offset by higher other operating income. For the nine months ended September 30, 2010, profit before tax was higher as higher other operating income and lower loan impairment charges were partially offset by lower net interest income and higher operating expenses.

Net interest income decreased in both periods as lower loan balances offset growth in deposit balances and improved loan spreads from re-pricing activities in late 2009.

HSBC USA Inc.

Other operating income increased during both periods reflecting higher income on our low income housing investments. The increase in the nine months ended September 30, 2010 also reflects a $66 million gain on the sale of our equity investment in WHTB.

Loan impairment charges were flat during the three month period due to a specific provision on a single commercial real estate lending relationship. Excluding this item, loan impairment charges improved in both periods as economic conditions improved and credit quality began to stabilize resulting in improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and fewer customer downgrades across all business lines.

Operating expenses increased during both periods due to higher amortization of low income housing investment activity, which is offset in other operating income, higher retail network expenses and higher performance related compensation costs, which were partially offset in the year-to-date period by lower FDIC assessment fees due to a special FDIC assessment recorded during the second quarter of 2009. The increase during the nine months ended September 30, 2010 was also partially offset by a $16 million pension curtailment gain recorded in the first quarter of 2010 as previously discussed.

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

There are four major lines of business within Global Banking and Markets: Global Banking, Global Markets, Transaction Banking and Asset Management. The Global Banking business line includes corporate lending and investment banking activities, and this unit also coordinates client relationships across all Global Markets and Banking products. The Global Markets business services the requirements of the world’s central banks, corporations, institutional investors and financial institutions through our global trading platforms and distribution capabilities. Transaction banking provides payments and cash management, trade finance, supply chain and security services primarily to corporations and financial institutions. Asset Management provides investment solutions to institutions, financial intermediaries and individual investors.

The Global Banking and Markets segment results in the third quarter and first nine months of 2010 benefited from improved credit market conditions, which led to an increase in the credit quality of our corporate lending relationships, lower securities impairment charges, and reduced losses in legacy positions as compared to the year ago periods. As credit markets have stabilized, results from legacy positions including credit derivatives and subprime mortgage loans have contributed to higher other operating income. Substantial counterparty credit reserves for monoline exposure and significant valuation losses were taken in both the trading and available-for-sale securities portfolios throughout 2008 and into 2009 due to the market volatility.

Under the provisions of the IAS 39 amendment issued in October 2008, we elected to re-classify $1.8 billion in leveraged loans and high yield notes and $892 million in securities held for balance sheet management purposes from trading assets to loans and available-for-sale investment securities, effective July 1, 2008. In November 2008, $967 million in additional securities were also transferred from trading assets to available-for-sale investment securities. If these IFRS reclassifications had not been made, our profit before tax for the quarter ended September 30, 2010 and 2009 would have been higher by $94 million and $378 million, respectively, and our profit before tax for the nine months ended September 30, 2010 and 2009 would have been higher by $62 million and $616 million, respectively.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$186	$201	$(15)	(7.5)%
Other operating income	186	91	95	100+

Total operating income	372	292	80	27.4
Loan impairment charges	(45)	163	(208)	(100+	)

	417	129	288	100+
Operating expenses	217	180	37	20.6

Profit (loss) before tax	$200	$(51)	$251	100+	%

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$471	$655	$(184)	(28.1)%
Other operating income	927	600	327	54.5

Total operating income	1,398	1,255	143	11.4
Loan impairment charges	(193)	589	(782)	(100+	)

	1,591	666	925	100+
Operating expenses	624	615	9	1.5

Profit (loss) before tax	$967	$51	$916	100+	%

Our Global Banking and Markets segment performance continued to improve during the three and nine months ended September 30, 2010 due primarily to higher other operating income and lower loan impairment charges, partially offset by lower net interest income and higher operating expenses.

Net interest income decreased during both periods as a result of sales of higher yielding assets in our available-for-sale securities portfolio since March 2009 which were made for risk management purposes and lower margins on deposit balances.

Other operating income increased in both periods due to improved performance of credit derivatives, sub-prime mortgage loans held for sale, precious metals trading and higher fees in transaction banking. Partially offsetting these improvements in both periods were reductions in foreign exchange trading as well as banknotes which incurred a lower of cost or fair value adjustment of $7 million relating to the reclassification of the Asian portion of this business as held for sale and, in the year-to-date period, lower intersegment income.

Other operating income reflects gains on structured credit products of $36 million and $90 million during the three and nine months ended September 30, 2010, respectively, as compared to gains of $35 million and losses of $286 million during the year-ago periods, as the credit markets stabilized beginning in the second half of 2009, resulting in fewer losses from hedging activity and counterparty exposures. Exposure to insurance monolines continued to impact revenues but deterioration abated in 2010, resulting in gains of $89 million during the nine months ended September 30, 2010, compared to losses of $104 million during the year-ago periods.

Valuation losses of $9 million and $50 million during the three and nine months ended September 30, 2010, respectively, were recorded against the fair values of sub-prime residential mortgage loans held for sale as compared to valuation losses of $28 million and $182 million during the year-ago periods. Other operating income for the nine months ended September 30, 2010 includes a gain of $89 million associated with a settlement relating to certain loans previously purchased for resale from a third party. During the nine months ended September 30, 2009,

HSBC USA Inc.

other operating income includes intersegment income of $163 million from PFS charged for the early termination of funding.

Loan impairment charges decreased in both periods due to reductions in higher risk rated loan balances and stabilization of credit downgrades which has led to an overall release in loss reserves in both periods. In addition, during the three and nine months ended September 30, 2009, impairments included a charge of $57 million and $374 million, respectively, on securities determined to be other-than-temporarily impaired compared to no similar impairments in the current year.

Operating expenses increased in both periods largely due to higher performance related compensation costs and, in the nine month period, closure costs relating to the banknotes business which was partially offset in the same period by lower FDIC assessment fees as the year-ago year-to-date period included a special FDIC assessment recorded in the second quarter of 2009. Additionally, expenses in the nine months ended September 30, 2010 were also partially offset by a $7 million pension curtailment gain.

Private Banking (“PB”) As part of HSBC’s global network, the PB segment offers integrated domestic and international services to high net worth individuals, their families and their businesses. These services address both resident and non-resident financial needs. During 2010, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, banking and cash management, residential mortgages, as well as wealth planning for trusts and estates.

Average client deposit levels increased 7 percent as compared to the prior year quarter as growth in deposits from core clients was partially offset by withdrawals from domestic institutional clients during early 2010. Total average loans (mostly domestic) in the third quarter of 2010 decreased 5 percent compared to the prior year quarter from runoff and reductions of commercial loan borrowings partially offset by growth in the tailored mortgage product. Overall client assets increased 1 percent compared to the prior year quarter to $34 billion at September 30, 2010, with net growth in both discretionary and non-discretionary assets.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$47	$41	$6	14.6%
Other operating income	34	23	11	47.8

Total operating income	81	64	17	26.6
Loan impairment charges	(13)	86	(99)	(100+	)

	94	(22)	116	100+
Operating expenses	63	58	5	8.6

Profit (loss) before tax	$31	$(80)	$111	100+	%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$139	$129	$10	7.8%
Other operating income	103	85	18	21.2

Total operating income	242	214	28	13.1
Loan impairment charges	(24)	90	(114)	(100+	)

	266	124	142	100+
Operating expenses	180	180	-	-

Profit (loss) before tax	$86	$(56)	$142	100+	%

Our PB segment reported a higher profit before tax for the three and nine months ended September 30, 2010 due primarily to lower loan impairment charges, higher net interest income and other operating income, partially offset in the three month period by higher operating expenses.

Net interest income increased in both periods primarily due to higher loan volume and improved interest spreads on loans and deposits.

Other operating income increased in both periods primarily due to higher fees on managed products, structured products and recurring fund fees.

Loan impairment charges were lower in both periods due to lower reserves required relating to certain exposures, reductions in loans outstanding and improvements in client credit ratings. In addition the prior year periods included a specific provision relating to a single client relationship.

Operating expenses increased during the three months ended September 30, 2010 but remained flat during the year-to-date period as higher technology costs and higher performance related pay in both periods was offset in the year-to-date period by lower FDIC assessment fees due to a special FDIC assessment recorded during the second quarter of 2009. Additionally, operating expense for the nine months ended September 30, 2010 reflect a $5 million pension curtailment gain as discussed above.

Other The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, as well as any adjustments to the fair value on HSBC shares held for stock plans. Results for the nine month period in 2010 includes a gain on the sale of our 452 Fifth Avenue property in New York City, including the 1 W. 39th Street building. Results for the nine months ended September 30, 2010 and 2009 also include the impact of the resolution of a lawsuit as discussed below and for the nine months ended September 30, 2009 include the earnings on an equity investment in HSBC Private Bank (Suisse) S.A which was sold in March 2009 for a gain.

The following table summarizes IFRSs Basis results for the Other segment.

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$(1)	$(6)	$5	83.3%
Other operating income	40	(63)	103	100+

Total operating income	39	(69)	108	100+
Loan impairment charges	-	-	-	-

	39	(69)	108	100+
Operating expenses	18	13	5	38.5

Profit (loss) before tax	$21	$(82)	$103	100+	%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$(9)	$(6)	$(3)	(50.0)%
Other operating income	267	(406)	673	100+

Total operating income	258	(412)	670	100+
Loan impairment charges	(1)	-	(1)	(100.0)

	259	(412)	671	100+
Operating expenses	47	65	(18)	(27.7)

Profit (loss) before tax	$212	$(477)	$689	100+ %

Other operating income in both periods was impacted by credit and interest rate related changes in the fair value of certain debt instruments to which fair value option was elected. Along with the related fair value option derivatives, we recorded total gains relating to these instruments of $34 million and $231 million for the three and nine months ended September 30, 2010, respectively, compared to losses of $63 million and $488 million in the year-ago periods. Other operating income in the nine months ended September 30, 2010 and 2009 includes net gains of $3 million and $30 million, respectively, related to the resolution of a lawsuit whose proceeds in 2009 were used to redeem preferred stock issued to CTUS Inc. In addition, other operating income during the nine months ended September 30, 2010 includes a $56 million gain on sale of our 452 Fifth Avenue property in New York City, including the 1 W. 39th Street building and, for the nine months ended September 30, 2009, includes a $43 million gain on the sale of the equity investment referred to above.

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

HSBC USA Inc.

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

The roll rate methodology is a migration analysis based on contractual delinquency and rolling average historical loss experience which captures the increased likelihood of an account migrating to charge-off as the past due status of such account increases. The roll rate models used were developed by tracking the movement of delinquencies by age of delinquency by month (bucket) over a specified time period. Each “bucket” represents a period of delinquency in 30-day increments. The roll from the last delinquency bucket results in charge-off. Delinquency is a method for determining aging of past due accounts based on the status of payments under the loan. The roll percentages are converted to reserve requirements for each delinquency period (i.e., 30 days, 60 days, etc.). Average roll rates are developed to avoid temporary aberrations caused by seasonal trends in delinquency experienced by some product types. We have determined that a 12-month average roll rate balances the desire to avoid temporary aberrations, while at the same time analyzing recent historical data. The calculations are performed monthly and are done consistently from period to period. In addition, loss reserves on consumer receivables including credit card receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation.

Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K under the caption “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” of the consolidated financial statements included in our 2009 Form 10-K. Our approach toward credit risk management is summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K under the caption “Risk Management.” There have been no material revisions to our policies or methodologies during the first nine months of 2010, although we continue to monitor current market conditions and will adjust credit policies as deemed necessary.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	September 30,	June 30,	December 31,
	2010	2010	2009

	(dollars are in millions)

Allowance for credit losses	$2,512	$2,950	$3,861

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	2.14%	2.37%	3.10%
Consumer:
Residential mortgages, excluding home equity mortgages	1.29	1.80	2.53
Home equity mortgages	2.06	2.62	4.44
Private label card receivables	6.86	7.43	7.85
Credit card receivables	6.65	7.81	8.48
Auto finance	-	2.58	2.12
Other consumer loans	2.80	3.26	4.46
Total consumer loans	4.43	5.10	5.94

Total	3.48%	4.00%	4.86%

Net charge-offs(1)(2):
Commercial	254.33%	220.19%	211.26%
Consumer	80.26	85.73	92.91

Total	97.40%	100.20%	107.55%

Nonperforming loans(1):
Commercial	58.66%	70.41%	65.44%
Consumer	112.65	128.01	150.45

Total	91.09%	107.25%	114.36%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or market.

(2)	Quarter-to-date net charge-offs, annualized.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three and nine months ended September 30, 2010 and 2009 are summarized in the following table:

		Residential
		Mortgages,
		Excluding		Private
		Home	Home	Label	Credit
		Equity	Equity	Card	Card	Auto	Other
	Commercial	Mortgages	Mortgages	Receivables	Receivables	Finance	Consumer	Total

	(in millions)

Three months ended September 30, 2010:
Balances at beginning of period	$698	$244	$104	$947	$881	$33	$43	$2,950
Provision for credit losses	12	(23)	8	134	108	-	6	245
Charge-offs	(69)	(46)	(32)	(269)	(298)	-	(15)	(729)
Recoveries	5	1	-	43	28	-	2	79

Net charge-offs	(64)	(45)	(32)	(226)	(270)	-	(13)	(650)
Allowance on loans transferred to held for sale	-	-	-	-	-	(33)	-	(33)
Other	-	-	-	-	-	-	-	-

Balance at end of period	$646	$176	$80	$855	$719	$-	$36	$2,512

Three months ended September 30, 2009:
Balances at beginning of period	$759	$357	$176	$1,238	$1,092	$51	$67	$3,740
Provision for credit losses	246	92	79	272	275	20	22	1,006
Charge-offs	(63)	(55)	(61)	(354)	(363)	(30)	(28)	(954)
Recoveries	3	-	-	41	20	6	8	78

Net charge-offs	(60)	(55)	(61)	(313)	(343)	(24)	(20)	(876)
Allowance on loans transferred to held for sale	-	-	-	-	-	(4)	-	(4)
Other	-	-	-	-	1	-	-	1

Balance at end of period	$945	$394	$194	$1,197	$1,025	$43	$69	$3,867

Nine months ended September 30, 2010:
Balances at beginning of period	$938	$347	$185	$1,184	$1,106	$36	$65	$3,861
Provision for credit losses	(52)	(32)	(7)	441	513	35	14	912
Charge-offs	(268)	(141)	(98)	(893)	(989)	(37)	(53)	(2,479)
Recoveries	26	2	-	123	83	(1)	10	243

Net charge-offs	(242)	(139)	(98)	(770)	(906)	(38)	(43)	(2,236)
Allowance on loans transferred to held for sale	-	-	-	-	-	(33)	-	(33)
Other	2	-	-	-	6	-	-	8

Balance at end of period	$646	$176	$80	$855	$719	$-	$36	$2,512

Nine months ended September 30, 2009:
Balances at beginning of period	$572	$207	$167	$1,171	$208	$5	$67	$2,397
Provision for credit losses	560	351	166	981	1,034	85	70	3,247
Charge-offs	(206)	(175)	(151)	(1,079)	(678)	(61)	(83)	(2,433)
Recoveries	19	11	12	124	36	13	15	230

Net charge-offs	(187)	(164)	(139)	(955)	(642)	(48)	(68)	(2,203)
Allowance on loans transferred to held for sale	-	-	-	-	-	(12)	-	(12)
Allowance related to bulk loan purchases from HSBC Finance	-	-	-	-	424	13	-	437
Other	-	-	-	-	1	-	-	1

Balance at end of period	$945	$394	$194	$1,197	$1,025	$43	$69	$3,867

The allowance for credit losses at September 30, 2010 decreased $438 million, or 14.9 percent, as compared to June 30, 2010 and $1,349 million, or 34.9 percent, as compared to December 31, 2009 reflecting lower loss estimates on our private label credit card, credit card, residential mortgage and commercial loan portfolios. The lower allowance on our private label credit card and credit card portfolio was due to lower receivable levels including actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels also resulted from continued improvement in delinquency including early stage delinquency roll rates as economic conditions improved. The decrease in the allowance for our residential mortgage loan portfolio

HSBC USA Inc.

and home equity line of credit (“HELOC”) and home equity loan portfolios reflects lower receivable levels and dollars of delinquency, moderation in loss severities and, as it relates to December 31, 2009, an improved outlook for incurred future losses. The decline in the allowance for credit losses relating to auto finance loans reflects the sale of all remaining auto loans previously purchased from HSBC Finance to SC USA in August 2010. Reserve requirements in our commercial loan portfolio have also declined due to run-off, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships. Reserve levels for all loan categories however remain elevated due to ongoing weakness in the U.S. economy, including elevated unemployment rates.

The allowance for credit losses as a percentage of total loans at September 30, 2010 decreased as compared to June 30, 2010 and December 31, 2009 for the reasons discussed above.

The allowance for credit losses as a percentage of net charge-offs at September 30, 2010 declined as compared to both June 30, 2010 and December 31, 2009 as the decline in reserve levels discussed above outpaced the decline in dollars of net charge-off. Net charge-off levels continued to decline while early stage delinquency roll rates continued to improve.

The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	September 30, 2010		June 30, 2010		December 31, 2009
		% of		% of		% of
		Loans to		Loans to		Loans to
		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(dollars are in millions)

Commercial(2)	$646	41.73%	$698	40.05%	$938	38.12%
Consumer:
Residential mortgages, excluding home equity mortgages	176	18.87	244	18.42	347	17.26
Home equity mortgages	80	5.39	104	5.39	185	5.24
Private label card receivables	855	17.25	947	17.30	1,184	18.99
Credit card receivables	719	14.98	881	15.31	1,106	16.41
Auto finance	-	-	33	1.74	36	2.14
Other consumer	36	1.78	43	1.79	65	1.84

Total consumer	1,866	58.27	2,252	59.95	2,923	61.88

Total	$2,512	100.00%	$2,950	100.00%	$3,861	100.00%

(1)	Excludes loans held for sale.

(2)	Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the increases (decreases) in comparison with prior periods, are summarized in the following table:

	September 30,	June 30,	December 31,
	2010	2010	2009

	(in millions)

On-balance sheet allowance:
Specific	$264	$239	$326
Collective	358	416	549
Unallocated	24	43	63

Total on-balance sheet allowance	646	698	938

Off-balance sheet allowance	94	111	188

Total commercial allowances	$740	$809	$1,126

HSBC USA Inc.

While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit losses.

Reserves for Off-Balance Sheet Credit Risk We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $94 million, $111 million and $188 million at September 30, 2010, June 30, 2010 and December 31, 2009, respectively. The related provision is recorded as a miscellaneous expense and is a component of operating expenses. The decreases in off-balance sheet reserves at September 30, 2010 compared to both June 30, 2010 and December 31, 2009 reflect improved credit conditions and lower outstanding exposure and, as it relates to December 31, 2009, the consolidation of a previously unconsolidated commercial paper VIE as of January 1, 2010, which resulted in the reclassification of this reserve on our balance sheet. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements” in this MD&A.

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	September 30,	June 30,	December 31,
	2010	2010	2009

	(dollars are in millions)

Dollars of Delinquency:
Commercial	$959	$656	$954
Consumer:
Residential mortgage, excluding home equity mortgages	1,243	1,286	1,595
Home equity mortgages	170	174	173

Total residential mortgages(1)	1,413	1,460	1,768
Private label card receivables	445	478	622
Credit card receivables	383	449	587
Auto finance	-	27	48
Other consumer	13	13	18

Total consumer	2,254	2,427	3,043

Total	$3,213	$3,083	$3,997

Delinquency Ratio:
Commercial	3.03%	2.11%	3.04%
Consumer:
Residential mortgage, excluding home equity mortgages	8.56	8.84	10.56
Home equity mortgages	4.37	4.38	4.15

Total residential mortgages(1)	7.68	7.88	9.17
Private label card receivables	3.57	3.75	4.12
Credit card receivables	3.54	3.98	4.50
Auto finance	-	2.11	2.34
Other consumer	.99	.96	1.20

Total consumer	5.24	5.37	5.97

Total	4.30%	4.04%	4.85%

(1)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	September 30,	June 30,	December 31,
	2010	2010	2009

	(dollars are in millions)

Dollars of Delinquency:
Interest-only loans	$153	$164	$236
ARM loans	486	535	802
Delinquency Ratio:
Interest-only loans	5.48%	5.79%	6.94%
ARM loans	6.06	6.71	9.58

HSBC USA Inc.

Our total two-months-and-over contractual delinquency ratio increased 26 basis points as compared to the prior quarter. Our two-months-and-over contractual delinquency ratio for consumer loans decreased to 5.24 percent at September 30, 2010 as compared to 5.37 percent at June 30, 2010. Dollars of delinquency fell across substantially all consumer portfolios, particularly in residential mortgage as well as private label card and credit card receivables while outstanding loan balances also declined. Dollars of delinquency in our private label card and credit card receivable portfolios fell reflecting lower outstanding balances due to the continued impact of actions previously taken to tighten underwriting and reduce risk in these portfolios and increased focus by consumers to paydown credit card debt. The lower dollars of delinquency also resulted from continued improvement in early stage delinquency roll rates. The decrease in our residential mortgage loan delinquency since June 30, 2010 reflects stabilization of the real estate markets and improving economic conditions. Overall delinquency levels however, continue to be impacted by elevated unemployment levels.

Our commercial two-months-and-over contractual delinquency ratio increased 92 basis points since June 30, 2010 driven by an increase in dollars of delinquency as delinquencies increased driven by higher commercial real estate delinquency levels largely relating to four specific lending relationships while average loans outstanding remained relatively flat.

Compared to December 31, 2009, our delinquency ratio decreased 55 basis points at September 30, 2010, largely due to lower dollars of delinquency and improved economic conditions as discussed above as well as the sale of $264 million of delinquent subprime mortgage whole loans during the second and third quarters of 2010.

HSBC USA Inc.

Net Charge-offs of Loans The following table summarizes net charge-off dollars as well as the net charge-off of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	September 30,	June 30,	September 30,
	2010	2010	2009

	(dollars are in millions)

Net Charge-off Dollars:
Commercial	$64	$79	$60
Consumer:
Residential mortgage, excluding home equity mortgages	45	46	55
Home equity mortgages	32	30	61

Total residential mortgages	77	76	116
Private label card receivables	226	251	313
Credit card receivables	270	301	343
Auto finance	-	14	24
Other consumer	13	13	20

Total consumer	586	655	816

Total	$650	$734	$876

Net Charge-off Ratio:
Commercial	.86%	1.07%	.72%
Consumer:
Residential mortgage, excluding home equity mortgages	1.32	1.36	1.49
Home equity mortgages	3.23	2.99	5.44

Total residential mortgages	1.74	1.74	2.41
Private label card receivables	7.11	7.68	8.38
Credit card receivables	9.63	10.38	9.98
Auto finance	-	4.10	4.53
Other consumer	4.01	3.88	4.94

Total consumer	5.36	5.83	6.32

Total	3.54%	3.94%	4.13%

Our net charge-off ratio as a percentage of average loans decreased 40 basis points compared to the prior quarter primarily due to lower private label card and credit card charge-offs driven by lower receivable levels and improved credit quality. These favorable trends were partially offset by the impact from continued high unemployment levels and portfolio seasoning.

Charge-off dollars and ratios in the residential mortgage loan portfolio remained flat compared to the prior quarter reflecting stability in outstanding loan balances and continued moderation in real estate loss severities. Charge-off dollars and ratios for private label card and credit card receivables declined compared to the prior quarter due to lower receivable balances, including increased focus by customers to paydown debt as well as improving credit quality resulting from actions previously taken to reduce risk in the portfolio. Charge-off dollars and ratios in the auto finance portfolio reflects the transfer of these loans to held for sale in July 2010.

Commercial charge-off dollars and ratios decreased compared to the second quarter of 2010 as charge-offs in middle market and business banking were lower, based on improving trends in portfolio quality. The decreases were partially offset by a charge-off associated with a single commercial real estate lending relationship.

HSBC USA Inc.

Compared to the year-ago quarter, our charge-off ratio decreased 59 basis points, driven by lower charge-offs across all products. Our commercial charge-off ratio increased compared to the prior year period as charge-off levels remained relatively flat while average outstanding balances declined.

Nonperforming Assets Nonperforming assets are summarized in the following table.

	September 30,	June 30,	December 31,
	2010	2010	2009

	(dollars are in millions)

Nonaccrual loans:
Commercial:
Construction and land loans	$432	$401	$477
Other real estate	354	237	167
Other commercial	227	255	623

Total commercial	1,013	893	1,267
Consumer:
Residential mortgages, excluding home equity mortgages	938	921	875
Home equity mortgages	86	92	107

Total residential mortgages	1,024	1,013	982
Credit card receivables	3	3	3
Auto finance	-	27	40
Others	9	9	9

Total consumer loans	1,036	1,052	1,034
Nonaccrual loans held for sale	170	224	446

Total nonaccruing loans	2,219	2,169	2,747

Accruing loans contractually past due 90 days or more:
Total commercial	88	98	166
Consumer:
Private label card receivables	314	348	449
Credit card receivables	279	332	429
Other consumer	28	27	31

Total consumer loans	621	707	909

Total accruing loans contractually past due 90 days or more	709	805	1,075

Total nonperforming loans	2,928	2,974	3,822
Other real estate and owned assets	188	138	72

Total nonperforming assets	$3,116	$3,112	$3,894

Allowance for credit losses as a percent of nonperforming loans:(1)
Commercial	58.66%	70.41%	65.44%
Consumer	112.65	128.01	150.45

(1)	Represents our commercial or consumer allowance for credit losses, as appropriate divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more. Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of cost or market.

Changes in nonperforming loans outstanding at September 30, 2010 as compared to June 30, 2010 and December 31, 2009 are related primarily to commercial loans. Commercial nonaccrual loans increased compared to June 30, 2010 driven largely by the deterioration of a single commercial real estate lending relationship for which a specific loss provision was established. Commercial nonaccrual loans decreased as compared to December 31,

HSBC USA Inc.

2009 largely to managed reductions in certain exposures and stabilization of credit quality in certain components of the book. Decreases in accruing loans past due 90 days or more since June 30, 2010 and December 31, 2009 reflect lower outstanding balances and improvements in credit quality including lower dollars of delinquency in those periods. During the first nine months of 2010, we also experienced a significant decline in non-accrual loans held for sale largely due to the sale of $264 million of non-accrual subprime mortgage loans during the second and third quarter.

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

	September 30,	June 30,	December 31,
	2010	2010	2009

	(in millions)

Impaired commercial loans:
Balance at end of period	$1,076 (1)	$970 (1)	$1,458 (1)
Amount with impairment reserve	781	638	1,127
Impairment reserve	322	298	336

(1)	Includes TDR Loans of $119 million, $123 million and $88 million at September 30, 2010, June 30, 2010 and December 31, 2009, respectively.

Criticized Loans Criticized loan classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. The following facility grades are deemed to be criticized. Criticized loans are summarized in the following table.

		Increase (Decrease) from
	September 30,	June 30, 2010		December 31, 2009
	2010	Amount	%	Amount	%

	(dollars are in millions)

Special mention:
Commercial loans	$2,378	$(447)	(15.8)%	$(631)	(21.0)%
Substandard:
Commercial loans	2,376	(411)	(14.7)	(1,147)	(32.6)
Consumer loans	1,844	(107)	(5.5)	(265)	(12.6)

Total substandard	4,220	(518)	(10.9)	(1,412)	(25.1)
Doubtful:
Commercial loans	420	187	80.3	(84)	(16.7)

Total	$7,018	$(778)	(10.0)%	$(2,127)	(23.3)%

HSBC USA Inc.

The overall decreases in criticized commercial loans in the first nine months of 2010 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the period as well as paydowns related to certain exposures. Increases in doubtful commercial loans since June 30, 2010 largely relate to deterioration of a single commercial real estate lending relationship.

Geographic Concentrations Regional exposure at September 30, 2010 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
	Estate Loans	Loans	Receivables

New York State	46.1%	38.1%	11.0%
North Central United States	4.1	8.3	27.6
North Eastern United States	10.5	9.4	14.7
Southern United States	21.8	18.0	26.5
Western United States	17.5	26.2	19.8
Other	-	-	.4

Total	100.0%	100.0%	100.0%

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

Interest bearing deposits with banks totaled $15.7 billion and $20.1 billion at September 30, 2010 and December 31, 2009, respectively.

Federal funds sold and securities purchased under agreements to resell totaled $11.4 billion and $1.0 billion at September 30, 2010 and December 31, 2009, respectively. The balances increased during the nine months ended September 30, 2010 as we redeployed surplus liquidity using repurchase agreements.

Short-term borrowings totaled $20.0 billion and $6.5 billion at September 30, 2010 and December 31, 2009, respectively. See “Balance Sheet Review” for further analysis and discussion on short-term borrowing trends.

Deposits totaled $118.9 billion and $118.3 billion at September 30, 2010 and December 31, 2009, respectively. See “Balance Sheet Review” for further analysis and discussion on deposit trends.

HSBC USA Inc.

Long-term debt increased to $18.6 billion at September 30, 2010 from $18.0 billion at December 31, 2009. The following table summarizes issuances and retirements of long term debt during the nine months ended September 30, 2010 and 2009:

Nine Months Ended September 30,	2010	2009

	(in millions)

Long-term debt issued	$3,932	$3,778
Repayment of long-term debt	(3,651)	(10,068)

Net long-term debt repayment	$281	$(6,290)

Issuances of long-term debt during the first nine months of 2010 included $4.2 billion, of which $1.8 billion was issued by HSBC Bank USA. During the third quarter of 2010, ten year subordinated debt of $1.3 billion and $750 million was issued by HSBC Bank USA and HSBC USA Inc., respectively, to support our capital position under Basel II and replace Tier 2 capital lost due to maturities of subordinated debt.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. We are currently authorized to issue up to $15 billion, of which $3.5 billion is available at September 30, 2010. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $18.0 billion is available at September 30, 2010.

As a member of the New York Federal Home Loan Bank (FHLB), we have a secured borrowing facility which is collateralized by residential and commercial mortgage loans and investment securities. At both September 30, 2010 and December 31, 2009, long-term debt included $1.0 billion under this facility. The facility also allows access to further borrowings of up to $3.0 billion based upon the amount pledged as collateral with the FHLB.

At September 30, 2010 and December 31, 2009, we had a $2.5 billion unused line of credit with HSBC Bank plc, a HSBC U.K.-based subsidiary, to support issuances of commercial paper.

At September 30 2010, credit card receivables and restricted available-for-sale investments totaling $1.7 billion secured $1.3 billion of outstanding public debt and conduit facilities. At December 31, 2009, private label card receivables, credit card receivables and restricted available-for-sale investments totaling $3.9 billion secured $3.0 billion of outstanding public debt and conduit facilities. Public debt associated with these transactions totaled $600 million and $1.8 billion at September 30, 2010 and December 31, 2009, respectively. The public debt is expected to be fully paid during the remainder of 2010.

At September 30, 2010, we had conduit credit facilities with commercial and investment banks under which our operations may issue securities up to $2.1 billion backed with private label card and credit card receivables. The facilities are annually renewable at the providers’ option. At September 30, 2010, credit card receivables of $995 million were used to collateralize $725 million of funding transactions structured as secured financings under these funding programs. At December 31, 2009, private label card and credit card receivables of $1.7 billion were used to collateralize $1.2 billion of funding transactions structured as secured financings under these funding programs. For the conduit credit facilities that have renewed during the past nine months, pricing has declined compared to 2009 but is still elevated by historical standards. Available-for-sale investments included $659 million and $1.1 billion at September 30, 2010 and December 31, 2009, respectively, which were restricted for the sole purpose of paying down certain secured financings at the established payment date.

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

HSBC USA Inc.

Preferred Equity Refer to Note 19, “Preferred Stock” of the consolidated financial statements included in our 2009 Form 10-K for information regarding all outstanding preferred share issues.

Common Equity During the nine months ended September 30, 2010, no capital contributions were made to us by HNAI, our immediate parent.

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

	September 30,		December 31,
	2010		2009

Tier 1 capital to risk weighted assets	11.24	%(1)	9.61%
Tier 1 capital to average assets	7.80		7.59
Total equity to total assets	8.92		8.87

(1)	Effective January 1, 2010, we began consolidating a commercial paper conduit managed by HSBC Bank USA as a result of adopting new guidance related to the consolidation of variable interest entities. Since we elected to adopt the transition mechanism for Risk Based Capital requirements, there was no change to the Tier 1 capital ratios for the first half of 2010. As of September 30, 2010, we have begun the transition to the Risk Based Capital requirements for our Tier 1 capital ratio. Had we fully transitioned to the Risk Based Capital requirements at September 30, 2010, our risk weighted assets would have been higher by approximately $2.2 billion which would not have had a significant impact on our Tier 1 capital ratios. See Note 17, “Variable Interest Entities,” in the accompanying consolidated financial statements for further discussion of the consolidation of this entity and related impacts.

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

Subject to regulatory approval, HSBC North America will be required to implement Basel II provisions no later than April 1, 2011 in accordance with current regulatory timelines. HSBC USA Inc. will not report separately under the new rules, but HSBC Bank USA will report under the new rules on a stand-alone basis. Increases in regulatory capital may be required prior to the Basel II adoption date however, the exact amount will depend upon our prevailing risk profile. Adoption must be preceded by a parallel run period of at least four quarters, and requires the approval of U.S. regulators. This parallel run, which was initiated in January 2010, encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. HSBC Bank USA will seek regulatory approval for adoption when the program enhancements have been completed which may extend beyond April 1, 2011.

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

HSBC USA Inc.

bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates are also required to be on arm’s length terms.

As part of the regulatory approvals with respect to the GM and UP receivable purchases completed in January 2009, we and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. During the first half of 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. These loans were subsequently sold to SC USA in August 2010. As discussed above, we have established an Internal Capital Adequacy Assessment Process (“ICAAP”). Under ICAAP, capital adequacy is evaluated through the examination of regulatory capital ratios (measured under current and Basel II rules), economic capital and stress testing. The results of the ICAAP are forwarded to HSBC and, to the extent that this evaluation identifies potential capital needs, incorporated into the HSBC capital management process. HSBC has provided capital support in the past and has indicated its commitment and capacity to fund the needs of the business in the future.

2010 Funding Strategy Our current range of estimates for funding needs and sources for 2010 are summarized in the following table.

	Actual	Estimated
	January 1	October 1
	through	through	Estimated
	September 30,	December 31,	Full Year
	2010	2010	2010

	(in billions)

Funding needs:
Net loan growth (attrition), excluding asset transfers	$-	$1	$1
Long-term debt maturities	3	-	3
Secured financings, including conduit facility maturities	1	-	1
Secured funding maturities	-	1	1

Total funding needs	$4	$2	$6

Funding sources:
Cash from operations	$3	$-	$3
Other deposit growth	1	(1)	-
Loan sales	5	-	5
Long-term debt issuance	3	-	3
Short-term funding/investments	(9)	3	(6)
Secured financings, including conduit facility renewals	1	-	1

Total funding sources	$4	$2	$6

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

HSBC USA Inc.

Off-Balance Sheet Arrangements

As part of our normal operations, we enter into credit derivatives and various off-balance sheet arrangements with affiliates and third parties. These arrangements arise principally in connection with our lending and client intermediation activities and involve primarily extensions of credit and in certain cases guarantees.

As a financial services provider, we routinely extend credit through loan commitments and lines and letters of credit and provide financial guarantees, including derivative transactions that may meet the definition of a guarantee. The contractual amounts of these financial instruments represent our maximum possible credit exposure in the event that a counterparty draws down the full commitment amount or we are required to fulfill our maximum obligation under a guarantee.

The following table provides maturity information related to our credit derivatives and off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements. Descriptions of these arrangements are found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations.”

	Balance at September 30, 2010
	One	Over One	Over		Balance at
	Year	through	Five		December 31,
	or Less	Five Years	Years	Total	2009

	(in billions)

Standby letters of credit, net of participations(1)	$4.6	$2.3	$-	$6.9	$7.6
Commercial letters of credit	1.0	-	-	1.0	.7
Credit derivatives(2)	46.5	278.9	49.8	375.2	387.2
Other commitments to extend credit:
Commercial	16.6	29.8	2.0	48.4	48.9
Consumer	7.1	-	-	7.1	6.9

Total	$75.8	$311.0	$51.8	$438.6	$451.3

(1)	Includes $401 million and $774 million issued for the benefit of HSBC affiliates at September 30, 2010 and December 31, 2009, respectively.

(2)	Includes $58.0 billion and $57.3 billion issued for the benefit of HSBC affiliates at September 30, 2010 and December 31, 2009, respectively.

We provide liquidity support to a number of multi-seller and single seller asset-backed commercial paper conduits (“ABCP conduits”). The tables below present information on our liquidity facilities with ABCP conduits at September 30, 2010. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Form 10-K under the

HSBC USA Inc.

caption “Off-Balance Sheet Arrangements and Contractual Obligations” for additional information on these ABCP conduits.

		Conduit Assets(1)		Conduit Funding(1)
	Maximum		Weighted		Weighted
	Exposure	Total	Average Life	Commercial	Average Life
Conduit Type	to Loss	Assets	(Months)	Paper	(Days)

	(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$754	$643	41	$630	14
Third-party sponsored:
Single-seller	554	7,017	39	6,697	55

Total	$1,308	$7,660		$7,327

(1)	For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented above represent the total assets and funding of the conduit.

	Average
	Asset	Average Credit Quality(1)
Asset Class	Mix	AAA	AA+/AA	A	A−	BB/BB−	B−

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	8%	-%	100%	-%	-%	-%	-%
Trade receivables	14	100	-	-	-	-	-
Credit card receivables	78	30	-	70	-	-	-

Total	100%	37%	8%	54%	-%	-%	-%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	99%	1%	-%	-%	-%	-%

Total	100%	99%	1%	-%	-%	-%	-%

(1)	Credit quality is based on external credit ratings, when available, at September 30, 2010. When not available, credit quality is based on our internal ratings. Our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the first nine months of 2010, U.S. asset-backed commercial paper volumes stabilized as there are signs that most major bank conduit sponsors are extending new financing to clients but at a slower pace. Credit spreads in the multi-seller conduit market have generally trended lower since the beginning of the year following a pattern that is prevalent across the U.S. credit markets. In the ABCP market, the success of the Term Asset-Backed Securities Loan Facility program revived the term ABS market. The lower supply of ABCP has led to greater investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.

The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements. As a result of specific difficulties in the Canadian asset-backed commercial paper markets, we entered into various agreements during 2007 modifying obligations with respect to these facilities.

Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders and endorsed by the Canadian

HSBC USA Inc.

justice system in 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $388 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HSBC Bank USA derivatives transactions with the previous conduit vehicles have been assigned to new Master Conduit Vehicles. Under the restructuring, collateral provided to us to mitigate the derivatives exposures is significantly higher than it was prior to the restructuring.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of $300 million (denominated in Canadian dollars) and provide a $97 million credit facility. As of September 30, 2010 this credit facility was undrawn and approximately $291 million (U.S. dollars) of long-term securities were held. At December 31, 2009, approximately $1 million of the credit facility was drawn and $285 million (U.S. dollars) of long term securities were held. The change in value of securities held from December 31, 2009 was due to exchange rate fluctuations between the U.S. dollar and the Canadian dollar.

As of September 30, 2010 and December 31, 2009, other than the facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements. However, we hold $10 million of long-term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a increase of $1 million and a decrease of $179 million in the fair value of financial liabilities during three and nine months ended September 30, 2010, respectively, compared to an increase of $104 million and $254 million in the prior year periods.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the loss on debt designated at fair value and related derivatives for the nine months ended September 30, 2010 should not be considered indicative of the results for any future period.

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of September 30, 2010 and December 31, 2009, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Transfers between leveling categories are recognized at the end of each reporting period.

Material Transfers Into (Out of) Level 1 and Level 2 Measurements During the three and nine months ended September 30, 2010, there were no material transfers into or out of Level 1 and Level 2 measurements.

Level 3 Measurements The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009

	(dollars are in millions)

Level 3 assets(1)(2)	$6,906	$9,179
Total assets measured at fair value(3)	150,354	111,231
Level 3 liabilities	4,842	3,843
Total liabilities measured at fair value(1)	100,699	74,120
Level 3 assets as a percent of total assets measured at fair value	4.6%	8.3%
Level 3 liabilities as a percent of total liabilities measured at fair value	4.8%	5.2%

(1)	Presented without netting which allows the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes $5.7 billion of recurring Level 3 assets and $1.2 billion of non-recurring Level 3 assets at September 30, 2010 and $7.4 billion of recurring Level 3 assets and $1.8 billion of non-recurring Level 3 assets at December 31, 2009.

(3)	Includes $148.9 billion of assets measured on a recurring basis and $1.4 billion of assets measured on a non-recurring basis at September 30, 2010. Includes $108.6 billion of assets measured on a recurring basis and $2.7 billion of assets measured on a non-recurring basis at December 31, 2009.

HSBC USA Inc.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in 2007 and continuing into 2009, the creditworthiness of the monoline insurers had deteriorated significantly. However, beginning in the second half of 2009 and continuing in the first nine months of 2010, the deterioration previously experienced began to ease. As a result, we made a $89 million positive credit risk adjustment and a $104 million negative credit risk adjustment to the fair value of our credit default swap contracts during the nine months ended September 30, 2010 and 2009, respectively, which is reflected in trading revenue (loss). We have recorded a cumulative credit adjustment reserve of $365 million against our monoline exposure at September 30, 2010 compared to a $1,007 million credit adjustment reserve at December 31, 2009. The decreases in 2010 reflect both reductions in our outstanding positions and improvements in exposure estimates.

Loans As of September 30, 2010 and December 31, 2009, we have classified $433 million and $793 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $5 million and a gain of $55 million for such mortgage loans during the three and nine months ended September 30, 2010, respectively, compared to losses of $28 million and $182 million during the year-ago periods. The changes in fair value are recorded as other revenues in the consolidated statement of income (loss).

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the nine months ended September 30, 2010, we transferred $225 million of mortgage and other asset-backed securities from Level 2 to Level 3 as the availability of observable inputs continued to decline and the discrepancy in valuation per independent pricing services increased. In addition, we transferred $178 million of credit derivatives from Level 2 to Level 3 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps.

During the nine months ended September 30, 2010, we transferred $184 million of corporate bonds from Level 3 to Level 2 due to the availability of observable inputs in the market including broker and independent pricing service valuations. In addition, we transferred $370 million of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded equity derivative is no longer unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

See Note 19, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2010 and 2009 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of September 30, 2010:

Asset-backed securities backed by consumer finance collateral:

			Commercial Mortgages		Prime		Alt-A		Sub-prime
Credit Quality of Collateral:			Prior to	2006 to	Prior to	2006 to	Prior to	2006 to	Prior to	2006 to
Year of Issuance:		Total	2006	Present	2006	Present	2006	Present	2006	Present

		(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$160	$-	$-	$-	$-	$1	$157	$2	$-
	Auto loans	10	-	-	-	-	10	-	-	-
	Student loans	20	-	-	-	-	20	-	-	-
	Residential mortgages	570	-	-	4	-	298	-	268	-
	Commercial mortgages	546	54	492	-	-	-	-	-	-
	Other	18	-	-	-	-	18	-	-	-

	Total AAA	1,324	54	492	4	-	347	157	270	-

AA	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-
	Student loans	12	-	-	-	-	12	-	-	-
	Other	38	-	-	-	-	38	-	-	-

	Total AA	50	-	-	-	-	50	-	-	-

A	Home equity loans	2	-	-	-	-	2	-	-	-
	Residential mortgages	15	-	-	-	-	2	9	-	4
	Commercial mortgages	11	-	11	-	-	-	-	-	-
	Other	48	-	-	-	-	48	-	-	-

	Total A	76	-	11	-	-	52	9	-	4

BBB	Home equity loans	100	-	-	-	-	2	98	-	-
	Residential mortgages	6	-	-	-	-	6	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total BBB	106	-	-	-	-	8	98	-	-

BB	Home equity	10	-	-	-	-	-	8	2	-
	Residential mortgages	6	-	-	-	-	-	6	-	-

	Total BB	16	-	-	-	-	-	14	2	-

B	Auto loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	19	-	-	-	-	-	19	-	-

	Total B	19	-	-	-	-	-	19	-	-

CCC	Home equity loans	86	-	-	-	-	-	86	-	-
	Residential mortgages	4	-	-	-	-	4	-	-	-

	Total CCC	90	-	-	-	-	4	86	-	-

CC	Residential mortgages	-	-	-	-	-	-	-	-	-

D	Home equity loans	9	-	-	-	-	1	8	-	-
	Residential mortgages	15	-	-	-	-	-	15	-	-

	Total D	24	-	-	-	-	1	23	-	-

Unrated	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	13	-	-	-	-	13	-	-	-
	Other	12	-	-	-	-	-	12	-	-

	Total Unrated	25	-	-	-	-	13	12	-	-

		$1,730	$54	$503	$4	$-	$475	$418	$272	$4

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit Quality of Collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated

		(in millions)

Rating of securities:	Collateral type:
	Corporate loans	$334	$-	$-	$334	$-	$-
	Residential mortgages	6	-	-	-	-	6
	Commercial mortgages	243	-	-	180	63	-
	Trust preferred	158	-	158	-	-	-
	Aircraft leasing	63	-	-	-	-	63
	Other	-	-	-	-	-	-

		804	$-	$158	$514	$63	$69

	Total asset-backed securities	$2,534

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $230 million or a decrease of the overall fair value measurement of approximately $267 million as of September 30, 2010. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

Risk Management

Overview Some degree of risk is inherent in virtually all of our activities. For the principal activities undertaken, the following are considered to be the most important types of risks:

•	Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default.

•	Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself.

•	Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to rate movements.

•	Market risk is the potential for losses in daily mark-to-market positions (mostly trading) due to adverse movements in money, foreign exchange, equity or other markets and includes both interest rate risk and trading risk.

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events (including legal risk but excluding strategic and reputational risk).

•	Compliance risk is the risk arising from failure to comply with relevant laws, regulations and regulatory requirements governing the conduct of specific businesses.

HSBC USA Inc.

•	Fiduciary risk is the risk associated with offering services honestly and properly to clients in a fiduciary capacity in accordance with Regulation 12 CFR 9, Fiduciary Activity of National Banks.

•	Reputational risk involves the safeguarding of our reputation and can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events.

•	Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

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

While credit risk exists widely in our operations, diversification among various commercial and consumer portfolios helps to lessen risk exposure. Day-to-day management of credit and market risk is performed by the Chief Credit Officer, the HSBC North America Chief Retail Credit Officer and the Head of Market Risk, who report directly to the HSBC North America Chief Risk Officer and maintain independent risk functions. The credit risk associated with commercial and other non-retail portfolios is managed by the Chief Credit Officer, while credit risk associated with retail consumer loan portfolios, such as credit cards, installment loans and residential mortgages, is managed by the HSBC North America Chief Retail Credit Officer. Further discussion of credit risk can be found under the “Credit Quality” caption in this MD&A.

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

HSBC USA Inc.

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

	September 30,	December 31,
	2010	2009

	(in millions)

Risk associated with derivative contracts:
Total credit risk exposure	$41,747	$39,856
Less: collateral held against exposure	6,324	3,890

Net credit risk exposure	$35,423	$35,966

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

Our liquidity management approach includes increased deposits, potential sales (e.g. residential mortgage loans), and securitizations/conduits (e.g. credit cards) in liquidity contingency plans. Total deposits increased $609 million during the nine months ended September 30, 2010.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At September 30, 2010, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA-	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA	AA	AA

(1)	Dominion Bond Rating Service.

In August 2010, Standard and Poor’s changed their outlook on the long and short term debt ratings of both HSBC USA Inc. and HSBC Bank USA from “negative” to “stable” and in October 2010, re-affirmed the long and short term debt ratings of each entity. As of September 30, 2010, there were no pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.

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

Present Value of a Basis Point (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009

	(in millions)

Institutional PVBP movement limit	$6.5	$6.5
PVBP position at period end	1.9	.5

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009

	(values as a percentage)

Institutional economic value of equity limit	+/-15	+/-20
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	(3)	(4)
Change resulting from an immediate 200 basis point decrease in interest rates	(4)	(3)

The loss in value for a 200 basis point increase or decrease in rates is a result of the negative convexity of the residential whole loan and mortgage-backed securities portfolios. If rates decrease, the projected prepayments related to these portfolios will accelerate, causing less appreciation than a comparable term, non-convex instrument. If rates increase, projected prepayments will slow, which will cause the average lives of these positions to extend and result in a greater loss in market value.

Dynamic simulation modeling techniques are utilized to monitor a number of interest rate scenarios for their impact on net interest income. These techniques include both rate shock scenarios, which assume immediate market rate

HSBC USA Inc.

movements by as much as 200 basis points, as well as scenarios in which rates rise or fall by as much as 200 basis points over a twelve month period. The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques.

	September 30,		December 31,
	2010		2009

	Amount	%	Amount	%

	(dollars are in millions)

Projected change in net interest income (reflects projected rate movements on January 1):
Institutional base earnings movement limit		(10)%		(10)%
Change resulting from a gradual 100 basis point increase in the yield curve	$175	4	$17	-
Change resulting from a gradual 100 basis point decrease in the yield curve	(310)	(7)	(65)	(1)
Change resulting from a gradual 200 basis point increase in the yield curve	251	5	5	-
Change resulting from a gradual 200 basis point decrease in the yield curve	(413)	(9)	(105)	(2)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	245	5	20	-
Change resulting from an immediate 100 basis point decrease in the yield curve	(387)	(8)	(95)	(2)
Change resulting from an immediate 200 basis point increase in the yield curve	258	6	(14)	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(497)	(11)	(179)	(3)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effectived basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of September 30, 2010, we had an available-for-sale securities portfolio of approximately $40.0 billion with a net positive mark-to-market of $1.6 billion included in tangible common equity of $12.2 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $285 million to a net gain of $1.3 billion with the following results on the tangible capital ratios. As of December 31, 2009, we had an available-for-sale securities portfolio of approximately $27.8 billion with a net negative mark-to-market of $235 million included in tangible common equity of $11.1 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $248 million to a net loss of $483 million with the following results on the tangible capital ratios.

	September 30,		December 31,
	2010		2009

	Actual	Proforma(1)	Actual	Proforma(1)

Tangible common equity to tangible assets	6.44%	6.35%	6.60%	6.40%
Tangible common equity to risk weighted assets	9.77	9.62	8.26	8.00

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

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

The following table summarizes trading VAR for the nine months ended September 30, 2010:

		Nine Months Ended September 30, 2010

	September 30,				December 31,
	2010	Minimum	Maximum	Average	2009

	(in millions)

Total trading	$31	$23	$60	$35	$38
Equities	-	-	2	-	-
Foreign exchange	3	1	9	4	2
Interest rate directional and credit spread	25	19	53	30	33

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during the nine months ended September 30, 2010. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the nine months ended September 30, 2010 shows that the largest daily gain was $18 million and the largest daily loss was $9 million.

	Below	$(5)	$0 to	$5 to	Over
Ranges of Daily Treasury Trading Revenue Earned from Market Risk-Related Activities	$(5)	to $0	$5	$10	$10

Number of trading days market risk-related revenue was within the stated range	9	56	87	29	9

HSBC USA Inc.

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

The following table summarizes non-trading VAR for the nine months ended September 30, 2010, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

		Nine Months Ended September 30, 2010

	September 30,				December 31,
	2010	Minimum	Maximum	Average	2009

	(in millions)

Interest rate	$141	$101	$170	$130	$114

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

Modeling techniques, primarily rate shock analyses, are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged residential MSRs, as reflected in the following table.

	September 30,	December 31,
	2010	2009

	(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on October 1):
Value of hedged MSRs portfolio	$298	$450
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(16)
Calculated change in net market value	(5)	(1)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	25	2
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	47	4

HSBC USA Inc.

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the nine months ended September 30, 2010. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

	Below	$(2) to	$0 to	$2 to	Over
Ranges of Mortgage Economic Value from Market Risk-Related Activities	$(2)	$0	$2	$4	$4

Number of trading weeks market risk-related revenue was within the stated range	5	7	14	8	5

Operational Risk There have been no material changes to our approach toward operational risk since December 31, 2009.

Compliance Risk Due to the increasing scale and complexity of our regulatory environment, and consistent with the suggestion of our regulators and the organizational model of HSBC, in the second quarter of 2010, the Compliance and Legal functions in North America were divided into two separate functions, whereas before Compliance had reported to Legal. The Compliance function will continue to report to the CEO of HSBC North America as well as functionally to the HSBC Head of Group Compliance. The HSBC Head of Group Compliance has been appointed as the Acting Head of Compliance, North America Region until such time as a permanent Head of HSBC Compliance, North America Region is appointed. Additional steps have been taken to further strengthen our compliance risk management approach, including increased investment in people, systems and advisory services; strategic actions to streamline our business; and the strengthening of the Anti-Money Laundering (“AML”) Office with responsibility for the guidance and oversight of AML risk management activities within HSBC North America and its subsidiaries, including HSBC USA. In addition, a new officer overseeing AML functions was hired in early October. Efforts to strengthen the Compliance function will continue.

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

	Three Months Ended September 30,

	2010			2009

	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$22,297	$15	.28%	$18,825	$14	.28%
Federal funds sold and securities purchased under resale agreements	6,824	11	.62	4,519	8	.68
Trading assets	5,775	33	2.27	4,576	52	4.46
Securities	41,691	316	3.00	29,313	239	3.23
Loans:
Commercial	31,010	239	3.05	34,055	265	3.09
Consumer:
Residential mortgages	14,525	165	4.51	16,175	201	4.94
HELOCs and home equity mortgages	3,934	32	3.23	4,446	36	3.22
Private label card receivables	12,619	308	9.68	14,826	411	11.00
Credit cards	11,125	229	8.18	13,639	300	8.73
Auto finance	762	26	13.39	2,395	110	18.10
Other consumer	1,326	24	7.34	1,644	47	11.33

Total consumer	44,291	784	7.03	53,125	1,105	8.25

Total loans	75,301	1,023	5.39	87,180	1,370	6.24

Other	6,602	12	.69	7,216	11	.63

Total earning assets	158,490	$1,410	3.53%	151,629	$1,694	4.43%

Allowance for credit losses	(2,893)			(3,897)
Cash and due from banks	2,547			2,595
Other assets	26,074			22,197

Total assets	$184,218			$172,524

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$53,983	$86	.63%	$48,450	$143	1.17%
Other time deposits	16,542	42	1.01	18,768	69	1.47
Deposits in foreign offices:
Foreign banks deposits	6,633	5	.32	10,763	3	.14
Other interest bearing deposits	18,720	6	.13	14,568	9	.23

Total interest bearing deposits	95,878	139	.58	92,549	224	.96

Short-term borrowings	19,057	22	.47	9,233	17	.71
Long-term debt	17,231	153	3.52	23,313	187	3.18

Total interest bearing liabilities	132,166	314	.94	125,095	428	1.36

Net interest income/Interest rate spread		$1,096	2.59%		$1,266	3.07%

Noninterest bearing deposits	21,456			19,063
Other liabilities	13,800			13,501
Total shareholders’ equity	16,796			14,865

Total liabilities and shareholders’ equity	$184,218			$172,524

Net interest margin on average earning assets			2.74%			3.31%
Net interest margin on average total assets			2.36%			2.91%

(1)	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended September 30, 2010 and 2009 included fees of $18 million and $20 million, respectively.

HSBC USA Inc.

The following table shows the year-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Nine Months Ended September 30,

	2010			2009

	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$28,914	$58	.27%	$14,037	$30	.28%
Federal funds sold and securities purchased under resale agreements	4,578	25	.73	7,857	38	.65
Trading assets	5,854	100	2.29	4,709	162	4.59
Securities	38,218	838	2.93	26,570	749	3.77
Loans:
Commercial	31,555	724	3.06	35,926	918	3.42
Consumer:
Residential mortgages	14,657	513	4.68	18,219	693	5.09
HELOCs and home equity mortgages	4,016	98	3.26	4,508	112	3.31
Private label card receivables	13,346	1,001	10.03	15,535	1,236	10.64
Credit cards	11,722	763	8.71	13,650	969	9.49
Auto finance	1,327	169	17.03	2,537	344	18.10
Other consumer	1,379	75	7.32	1,719	106	8.27

Total consumer	46,447	2,619	7.54	56,168	3,460	8.24

Total loans	78,002	3,343	5.73	92,094	4,378	6.36

Other	6,219	35	.75	8,490	35	.56

Total earning assets	161,785	$4,399	3.64%	153,757	$5,392	4.69%

Allowance for credit losses	(3,277)			(3,542)
Cash and due from banks	2,593			2,565
Other assets	24,791			24,279

Total assets	$185,892			$177,059

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$53,708	$290	.72%	$47,371	$466	1.31%
Other time deposits	16,896	131	1.03	19,648	291	1.99
Deposits in foreign offices:
Foreign banks deposits	8,518	16	.26	10,711	9	.12
Other interest bearing deposits	20,071	17	.11	15,300	38	.33

Total interest bearing deposits	99,193	454	.61	93,030	804	1.16

Short-term borrowings	18,216	65	.48	9,728	51	.70
Long-term debt	17,514	441	3.37	24,548	634	3.45

Total interest bearing liabilities	134,923	960	.95	127,306	1,489	1.56

Net interest income/Interest rate spread		$3,439	2.69%		$3,903	3.13%

Noninterest bearing deposits	21,401			20,065
Other liabilities	13,543			15,609
Total shareholders’ equity	16,025			14,079

Total liabilities and shareholders’ equity	$185,892			$177,059

Net interest margin on average earning assets			2.84%			3.39%
Net interest margin on average total assets			2.47%			2.95%

(1)	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the nine months ended September 30, 2010 and 2009 included fees of $48 million and $64 million, respectively.

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

Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Credit Card Litigation Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Asps’ v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery, motion practice and mediation. At this time, we are unable to quantify the potential impact from this action, if any.

Governmental and Regulatory Matters HSBC USA Inc. and HSBC Bank USA are subject to formal and informal investigations by, and have received subpoenas and/or requests for information from, various governmental and regulatory agencies relating to our business activities. In all such cases, we are cooperating fully and engaging in efforts to resolve these matters.

HSBC USA Inc.

In the first week of October, HSBC Bank USA entered into a consent cease and desist order with the Office of the Comptroller of the Currency and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board. These actions require improvements for an effective compliance risk management program across our U.S. businesses, including Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance. We had already taken several initial steps to address the concerns of our regulators by enhancing risk management and strengthening processes and the supporting infrastructure in our BSA and AML functions. Actions initiated to date include, but are not limited to, those described under “Risk Management — Operational Risk” above. HSBC USA Inc. is committed to fully addressing the requirements of the consent orders, and to maintaining compliant and effective BSA and AML policies and procedures, and efforts to strengthen related functions will continue.

We remain the subject of ongoing inquiries, including grand jury subpoenas and other requests for information, by government agencies, including the U.S. Attorney’s Office and the U.S. Department of Justice. These inquiries pertain to, among other matters, our prior Banknotes Business and our foreign correspondent banking business, and our compliance with BSA, AML and Office of Foreign Assets Control requirements.

The consent orders do not preclude additional enforcement actions against HSBC Bank USA or HSBC North America by bank regulatory or law enforcement agencies, including civil money penalties, fines and other financial penalties. We are unable at this time to determine the terms on which the ongoing inquiries will be resolved, the timing of such resolution, or the amount of penalties or fines, if any, that may be imposed by the regulators or agencies in connection with such resolution.

HSBC USA Inc.

Item 6. Exhibits

Exhibits included in this Report:

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HSBC USA Inc.

Index

Assets:
       by business segment  45
       consolidated average balances  142
       fair value measurements  57
       nonperforming  121
       trading  9
Asset-backed commercial paper conduits  50
Asset-backed securities  9, 10, 58, 133
Balance sheet:
       consolidated  4
       consolidated average balances  142
       review  85
Basel II  81
Basis of reporting  8, 83
Business:
       consolidated performance review  76
Capital:
       funding strategy  126
       common equity movements  125
       consolidated statement of changes  6
       regulatory capital  43
       selected capital ratios  43, 125
Cash flow (consolidated)  7
Cautionary statement regarding forward-looking
       statements  74
Collateral — pledged assets  57
Collateralized debt obligations  134
Commercial banking segment results (IFRSs)  45,
       107
Consumer finance segment results (IFRSs)  45, 106
Contingencies  56
Controls and procedures  144
Credit card fees  95
Credit quality  81, 113
Credit risk:
       adjustment  71
       component of fair value option  34, 100
       concentration  22
       exposure  136
       management  135
       related contingent features  31
       related arrangements  53
Current environment  74
Deferred tax assets  37
Deposits  89, 123
Derivatives:
       cash flow hedges  28
       fair value hedges  27
       notional value  32
       trading and other  29
Equity:
       consolidated statement of changes  6
       ratios  43, 125
Equity securities available-for-sale  10
Estimates and assumptions  8
Executive overview  74
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  59
       assets and liabilities recorded at fair value on a
          non-recurring basis  65
       control over valuation process  129
       financial instruments  58
       hierarchy  130
       transfers into/out of level one and two  60, 131
       transfers into/out of level two and three  60,
            131
       valuation techniques  66
Financial assets:
       designated at fair value  33
       reclassification under IFRSs  109
Financial highlights metrics  80
Financial liabilities:
       designated at fair value  33
       fair value of financial liabilities  58, 59
Forward looking statements  74
Funding  81, 126
Gains less losses from securities  18, 78, 97
Global Banking and Markets:
       balance sheet data (IFRSs)  45, 109
       loans and securities reclassified (IFRSs)  109
       segment results (IFRSs)  45
Geographic concentration of receivables  123
Goodwill  26
Guarantee arrangements  53
Impairment:
       available-for-sale securities  13
       credit losses  23, 78, 92
       nonperforming loans  121
       impaired loans  122
Income (loss) from financial instruments designated at
       fair value, net  34, 100
Income statement  3
Intangible assets  24
Income tax expense  35
Internal control  144
Interest rate risk  137
Key performance indicators  80
Legal proceedings  144
Leveraged finance transactions  33

HSBC USA Inc.

Liabilities:
       commitments, lines of credit  53
       deposits  89, 123
       financial liabilities designated at
          fair value  33
       long-term debt  90, 124
       short-term borrowings  90, 123
       trading  9, 88
Liquidity and capital resources  123
Liquidity risk  136
Litigation  144
Loans:
       by category  20, 86
       by charge-off (net)  120
       by delinquency  118
       criticized assets  122
       geographic concentration  123
       held for sale  23, 87
       impaired  122
       nonperforming  121
       overall review  86
       purchases from HSBC Finance  20, 39
       risk concentration  22
       troubled debt restructures  21, 122
Loan impairment charges — see Provision for
       credit losses
Loan-to-deposits ratio  80
Market risk  139
Market turmoil:
       current environment  74
       exposures  136
       impact on liquidity risk  123
       structured investment vehicles  52
       variable interest entities  48
Monoline insurers  17, 78, 109
Mortgage lending products  20, 86
Mortgage servicing rights  25
Net interest income  91
New accounting pronouncements  71
Off balance sheet arrangements  127
Operating expenses  102
Operational risk  141
Other revenue  94
Other segment results (IFRSs)  45, 112
Pension and other postretirement benefits  37
Performance, developments and trends  76
Personal financial services segment
       results (IFRSs)  45, 104
Pledged assets  57
Private banking segment results (IFRSs)  45, 111
Profit (loss) before tax:
       by segment — IFRSs  45
       consolidated  3
Provision for credit losses  78, 92
Ratios:
       capital  43, 125
       charge-off (net)  120
       credit loss reserve related  115
       earnings to fixed charges — Exhibit  12
       efficiency  79, 104
       financial  80
       loans-to-deposits  80
Reconciliation of U.S. GAAP results to IFRSs  45, 83
Refreshed loan-to-value  87
Related party transactions  38
Results of operations  91
Risk elements in the loan portfolio  22
Risk management:
       credit  135
       fiduciary  141
       interest rate  137
       liquidity  136
       market  139
       operational  141
       reputational  141
       strategic  141
Securities:
       fair value  10, 59
       impairment  13, 97
       maturity analysis  19
Segment results — IFRSs basis:
       personal financial services  104
       consumer finance  106
       commercial banking  107
       global banking and markets  109
       private banking  111
       other  112
       overall summary  44, 104
Selected financial data  80
Sensitivity:
       projected net interest income  138
Statement of changes in shareholders’ equity  6
Statement of changes in comprehensive income
(loss)  6
Statement of income (loss)  3
Table of contents  2
Tax expense  35
Trading:
       assets  9, 88
       derivatives  9, 88, 96
       liabilities  9, 88
       portfolios  9
Trading revenue (net)  96
Troubled debt restructures  21, 122
Value at risk  139
Variable interest entities  48

HSBC USA Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010

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