Form 10-K
period 2010-12-31
HSBC USA INC /MD/
filed 2011-02-28
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7436

HSBC USA Inc.
(Exact name of registrant as specified in its charter)

Maryland	13-2764867
(State of incorporation)	(I.R.S. Employer Identification No.)
452 Fifth Avenue, New York	10018
(Address of principal executive offices)	(Zip Code)
(212) 525-5000 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Floating Rate Notes due June 17, 2011	New York Stock Exchange
3.125% Guaranteed Notes due December 16, 2011	New York Stock Exchange
Floating Rate Guaranteed Notes due December 19, 2011	New York Stock Exchange
Depositary Shares (each representing a one-fourth share of	New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series D)
$2.8575 Cumulative Preferred Stock	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series F	New York Stock Exchange
Depositary Shares (each representing a one-fortieth share of	New York Stock Exchange
Floating Rate Non-Cumulative Preferred Stock, Series G)
Depositary Shares (each representing a one-fortieth share of	New York Stock Exchange
6.5% Non-Cumulative Preferred Stock, Series H)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of February 25, 2011, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HSBC USA Inc.

HSBC USA Inc.

PART I

Item 1. Business.

Organization History and Acquisition by HSBC

HSBC USA Inc. (“HSBC USA” and, together with its subsidiaries, “HUSI”), incorporated under the laws of the State of Maryland in 1973 as Republic New York Corporation, traces its origin to 1850 and The Marine Trust Company in Buffalo, New York, which later became Marine Midland Bank. In 1980, The Hongkong and Shanghai Banking Corporation Limited (now HSBC Holdings plc, hereinafter referred to as “HSBC”) acquired 51 percent of the common stock of Marine Midland Banks, Inc., the holding company for Marine Midland Bank, and the remaining 49 percent in 1987. In December 1999, HSBC acquired Republic New York Corporation through a merger with RNYC Merger Corporation, a wholly owned subsidiary of HSBC, with Republic New York Corporation surviving the merger and merged Marine Midland Banks, Inc., then known as HSBC USA Inc., with and into Republic New York Corporation. In January 2000, Republic New York Corporation changed its name to “HSBC USA Inc.”

HSBC North America Operations

HSBC North America Holdings Inc. (“HSBC North America”) is the holding company for HSBC’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2010 were HSBC USA Inc., HSBC Markets (USA) Inc., a holding company for certain global banking and markets subsidiaries, HSBC Finance Corporation (“HSBC Finance”), a holding company for consumer finance businesses, and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America. In late January 2010, HSBC North America sold HSBC Bank Canada, a Federal bank chartered under the laws of Canada (“HBCA”), to an affiliate as part of an internal HSBC reorganization. As a result, HBCA is no longer a subsidiary of HSBC North America. Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has been demonstrated by purchases and sales of receivables between HSBC Bank USA, National Association (“HSBC Bank USA”) and HSBC Finance and a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA, HSBC USA’s principal U.S. banking subsidiary, and other affiliates are investors in debt and preferred securities issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity and capital to both entities. HSBC Securities (USA) Inc., a Delaware corporation, a registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., leads or participates as underwriter of all HUSI domestic issuances of term debt and HSBC Finance term debt and, historically, asset-backed securities. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions payable to HSBC Securities (USA) Inc. benefit HSBC as a whole.

HSBC USA Inc. – General

HSBC Bank USA, HSBC USA’s principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in California, Connecticut, Delaware, Florida, Illinois, Maryland, Massachusetts, New Jersey, New York, Oregon, Pennsylvania, Texas, Virginia, Washington and the District of Columbia. In addition to its domestic offices, HSBC Bank USA maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America and Canada. In this Form 10-K, HSBC USA and its subsidiaries are referred to as “we”, “us” or “our”. Through HSBC Bank USA, we offer our customers a full range of commercial and consumer banking products and related financial services. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. HSBC Bank USA also engages in mortgage banking, and is an international dealer in derivative instruments

HSBC USA Inc.

denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs. HSBC Bank USA’s main office is in McLean, Virginia, and its principal executive offices are located at 452 Fifth Avenue, New York, New York. Its domestic operations are located primarily in the state of New York.

In 2005, HSBC USA incorporated a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association (“HTCD”), the primary activities of which are serving as custodian of investment securities for other HSBC affiliates and providing personal trust services. Prior to HSBC Finance exiting the Taxpayer Financial Services business in December 2010, HTCD also originated refund anticipation loans and checks in support of that program. The impact of HTCD’s operations on HSBC USA’s consolidated balance sheets and results of operations for the years ended December 31, 2010, 2009 and 2008 was not material.

In 2006, HSBC USA formed HSBC National Bank USA (“HBMD”), a national banking association established to support HSBC USA’s retail branch expansion strategy. HBMD was merged with and into HSBC Bank USA in December 2008, at which time HSBC Bank USA relocated our main office to McLean, Virginia. The impact of HBMD’s operations on HSBC USA’s consolidated balance sheet and results of operations for the year ended December 31, 2008 was not material.

Income Before Income Tax Expense – Significant Trends Income (loss) for continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

Year Ended December 31,	2010	2009	2008

	(in millions)

Income (loss) from continuing operations before income tax from prior year	$(299)	$(2,676)	$86
Increase (decrease) in income from continuing operations before income tax attributable to:
Balance sheet management activities(1)	(238)	676	127
Trading revenue(2)	265	2,925	(2,689)
Credit card fees(3)	(446)	477	62
Loans held for sale(4)	297	263	(9)
Residential mortgage banking related revenue (loss)(5)	(294)	183	(85)
Gain (loss) on own debt designated at fair value and related derivatives(6)	733	(1,164)	670
Gain (loss) on instruments designated at fair value and related derivatives, excluding own debt(6)	(186)	625	(384)
Provision for credit losses(7)	3,011	(1,601)	(1,021)
Goodwill impairment loss(8)	-	54	(54)
All other activity(9)	(543)	(61)	621

	2,599	2,377	(2,762)

Income (loss) from continuing operations before income tax for current year	$2,300	$(299)	$(2,676)

(1)	Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains or losses on sales of investments, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment see the caption “Business Segments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Form 10-K.

(2)	For additional discussion regarding trading revenue, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(3)	For additional discussion regarding credit card fees, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(4)	For additional discussion regarding loans, see the caption “Balance Sheet Review” in the MD&A section of this Form 10-K.

(5)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(6)	For additional discussion regarding fair value option and fair value measurement, see Note 17 “Fair Value Option,” in the accompanying consolidated financial statements.

(7)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

HSBC USA Inc.

(8)	For additional discussion regarding goodwill impairment, see Note 12, “Goodwill,” in the accompanying consolidated financial statements.

(9)	Represents other banking activities.

Funding

We fund our operations using a diversified deposit base, supplemented by issuing short-term and long-term debt, borrowing under unsecured and secured financing facilities, issuing preferred equity, selling liquid assets and, as necessary, receiving capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”). Our continued success is primarily dependent upon our ability to attract and retain deposits. Emphasis is placed on maintaining stability in core deposit balances. Numerous factors, both internal and external, may impact our access to, and the costs associated with, both retail and wholesale sources of funding. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of the credit risks inherent in our business and customer base.

In 2010, our primary source of funds continued to be deposits, augmented by issuances of commercial paper and term debt. We have continued to reduce our reliance on debt capital markets by increasing stable deposits. We have increased our emphasis on relationship deposits where clients have purchased multiple products from us such as HSBC Premier for individuals, as those balances will tend to be significantly more stable than non-relationship deposits. We issued a total of $4.7 billion of long-term debt at various points during 2010, including $2.0 billion in subordinated term funding which provided additional capital and liquidity support. We also retired long-term debt of $5.4 billion in 2010. We did not receive any capital contributions from our parent, HNAI, in 2010, while maintaining capital at levels we believe are prudent in the current market conditions.

A detailed description of our sources and availability of funding are set forth in the “Liquidity and Capital Resources” and “Off Balance Sheet Arrangements” sections of the MD&A.

We use the cash generated by these funding sources to service our debt obligations, originate and purchase new loans, purchase investment securities and pay dividends to our preferred shareholders and, as available and appropriate, to our parent.

Employees and Customers

At December 31, 2010, we had approximately 12,000 employees, which reflects the centralization of certain staff function employees to HTSU effective as of January 1, 2010 and the transfer of certain real estate servicing employees from HSBC Finance to HUSI in July 2010.

At December 31, 2010, we had over 4 million customers, some of which are customers of more than one of our businesses. Customers residing in the state of New York accounted for 27 percent of our outstanding loans.

Operations

We have five reportable segments: Personal Financial Services (“PFS”), Consumer Finance (“CF”), Commercial Banking (“CMB”), Global Banking and Markets and Private Banking (“PB”). Our segments are managed separately and are based upon customer groupings as well as products and services offered. Adjustments made at the corporate level for fair value option accounting related to certain debt issued are included under the “Other” caption within our segment disclosure. We are currently in the process of re-evaluating the financial information used to manage our business, including the scope and content of the financial data being reported to our management and Board of Directors. To the extent we make changes to this reporting in 2011, we will evaluate any impact such changes may have to our segment reporting.

Corporate goals and individual goals of executives are currently calculated in accordance with International Financial Reporting Standards (“IFRSs”) under which HSBC prepares its consolidated financial statements. As a result, operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources,

HSBC USA Inc.

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

Personal Financial Services Segment Through its 477 branches, 117 of which are in New York City, PFS provides banking and wealth products and services, including personal loans, MasterCard1 and Visa2 credit card loans, deposits, branch services and financial planning products and services such as mutual funds, investments and insurance. In recent years, we have expanded our branch network into the states of California, Pennsylvania, Connecticut, Washington, Florida, New Jersey, Maryland, Oregon, Washington, Virginia and the District of Columbia.

Our lead customer proposition, HSBC Premier, is a premium service wealth and relationship banking proposition designed for the internationally minded mass affluent consumer. HSBC Premier provides customers access to a broad selection of local and international banking and wealth products and services that have been tailored to the needs of our HSBC Premier customers. HSBC Premier enables customers to access all their accounts from a single on-line view and includes free international funds transfers between these accounts and access to a range of wealth management solutions. The Premier service is delivered by a personal Premier relationship manager, supported by a 24-hour priority telephone and internet service.

Consumer Finance Segment The CF segment includes point of sale and other lending activities primarily to meet the financial needs of individuals. Specifically, operating activity within the CF segment relates primarily to credit card receivables, including private label credit card receivables, purchased from HSBC Finance. In December 2004, we purchased the portfolio of credit card (“PLCC”) receivables originated under HSBC Finance’s private label credit card business. In January 2009, we purchased portfolios of credit card receivables originated under HSBC Finance’s General Motors MasterCard program and Union Plus MasterCard and Visa credit card program, as well as certain auto finance receivables, from HSBC Finance. We will also purchase additional receivable originations generated under existing and future PLCC, General Motors and Union Plus accounts. In 2010, the purchased auto finance loans were sold to Santander Consumer USA (“SC USA”). Prior to HSBC Finance exiting the Taxpayer Financial Services business in December 2010, the CF segment included lending activities as an originator of refund anticipation loans and checks in support of that program. These activities have historically not had a significant impact on our results of operations.

Commercial Banking Segment In support of HSBC’s strategy to be the leader in international banking in target markets, CMB serves the growing number of U.S. companies that are increasingly in need of international banking and financial products and services. CMB offers comprehensive domestic and international services and banking, insurance and investment products to companies, government entities and non-profit organizations, with a particular emphasis on geographical collaboration to meet the banking needs of its international business customers. CMB provides loan and deposit products, payments and cash management services, merchant services, trade and supply chain, corporate finance, global markets and risk advisory products and services to small businesses and middle-market corporations, including specialized products such as real estate financing. CMB also offers various credit and trade related products such as standby facilities, performance guarantees and acceptances. These products and services are offered through multiple delivery systems, including our branch banking network.

Global Banking and Markets Segment Our Global Banking and Markets business segment supports HSBC’s emerging markets-led and financing-focused global strategy by leveraging HSBC Group advantages and scale, strength in developed and emerging markets and Global Markets products expertise in order to focus on delivering international products to U.S. clients and local products to international clients, with New York as the hub for the Americas business. Global Banking and Markets provides tailored financial solutions to major government, corporate and institutional clients as well as private investors worldwide. Managed as a global business, Global Banking and Markets clients are served by sector-focused teams that bring together relationship managers and

HSBC USA Inc.

product specialists to develop financial solutions that meet individual client needs. With a focus on providing client connectivity between the emerging markets and developed markets, we ensure that a comprehensive understanding of each client’s financial requirements is developed with a long-term relationship management approach. In addition to Global Banking and Markets clients, we also work with other segments such as PFS, CMB and PB to meet their domestic and international banking needs.

Within client-focused business lines, Global Banking and Markets offers a full range of capabilities:

•	Corporate and investment banking and financing solutions for corporate and institutional clients, including loans, working capital, investment banking, trade services, payments and cash management, and leveraged and acquisition finance;

•	One of the largest markets businesses of its kind, with 24-hour coverage and knowledge of local markets and providing services in credit and rates, foreign exchange, derivatives, money markets, precious metals trading, cash equities, equity derivatives and securities services; and

•	Global asset management solutions for institutions, financial intermediaries and private investors worldwide.

Private Banking Segment PB provides private banking and trustee services to high net worth individuals and families with local and international needs. Accessing the most suitable products from the marketplace, PB works with its clients to offer both traditional and innovative ways to manage and preserve wealth while optimizing returns. PB offers a wide range of wealth management and specialist advisory services, including banking, liquidity management, investment services, custody services, tailored lending, wealth planning, trust and fiduciary services, insurance, family wealth and philanthropy advisory services. PB also works to ensure that its clients have access to other products and services, capabilities, resources and expertise available throughout HSBC, such as credit cards, investment banking, commercial real estate lending and middle market lending, to deliver services and solutions for all aspects of their wealth management needs.

Regulation and Competition

Regulation We are subject to, among other things, the elements of an extensive statutory and regulatory framework applicable to bank holding companies, financial holding companies and banks. U.S. regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors, the federal Deposit Insurance Fund and the banking system as a whole rather than the protection of security holders and creditors. Events since early 2008 affecting the financial services industry and, more generally, the financial markets and the economy have led to a significant number of initiatives regarding reform of the financial services industry. The following discussion describes the current regulatory framework in which HSBC USA operates and anticipated changes to that framework.

Financial Regulatory Reform On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Dodd-Frank”) was signed into law. This legislation is a sweeping overhaul of the financial regulatory system. The new law is comprehensive and includes many provisions specifically relevant to our businesses and the businesses of our affiliates.

For instance, over a transition period from 2013 to 2015, the Federal Reserve Board will apply more stringent capital and risk management requirements on bank holding companies such as HSBC North America, which will require a minimum leverage ratio of five percent and a minimum total risk-based capital ratio of ten percent. The legislation also phases out the use of trust preferred securities for Tier 1 capital treatment by bank holding companies, which may negatively impact our capital ratios.

In order to preserve financial stability in the industry, the legislation has created the Financial Stability Oversight Council which may take certain actions, including precluding mergers, restricting financial products offered, restricting or terminating activities or imposing conditions on activities or requiring the sale or transfer of assets, against any bank holding company with assets greater than $50.0 billion that is found to pose a grave threat to

HSBC USA Inc.

financial stability. Large bank holding companies, such as HSBC North America, will also be required to file resolution plans and identify how insured bank subsidiaries are adequately protected from risk of other affiliates. The Federal Reserve Board will also adopt a series of increased supervisory standards to be followed by large bank holding companies. Additionally, activities of bank holding companies, such as the ability to acquire U.S. banks or to engage in non-banking activities, will be more directly tied to examination ratings of “well-managed” and “well capitalized.” There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.

In relation to requirements for bank transactions with affiliates, the legislation, which will be in effect beginning in July 2012, extends current quantitative limits on credit transactions to now include credit exposure related to repurchase agreements, derivatives and securities lending transactions. This provision may limit the use of intercompany transactions between us and our affiliates, which may impact our current funding and hedging strategies.

The legislation has numerous provisions addressing derivatives. There is the imposition of comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default and interest rate swaps, as well as limits on FDIC-insured banks’ overall OTC derivatives activities. Most of the significant provisions are to be implemented within two to three years of the enactment of the legislation. There is also the requirement for the use of mandatory derivative clearing houses and exchanges, which will significantly change the derivatives industry.

The “Volcker Rule” provisions of the legislation impose certain restrictions and parameters on the ability of covered banking entities, such as HSBC Bank USA and our affiliates, to engage in proprietary trading activities and to sponsor or invest in hedge funds or private equity funds. Rulemaking to implement the provisions of the Volcker Rule has not been completed, and covered banking entities will be granted a certain period of time following the enactment of these rules to conform their activities to the new requirements. We believe the provisions of the Volcker Rule will require changes to the conduct of certain existing businesses.

The legislation also provides for an increase in FDIC insurance assessments on FDIC-insured banks, such as HSBC Bank USA. The FDIC reserve ratio has been increased from 1.15 to 1.35, with the target of 1.35 to be reached by 2020, with the incremental cost charged to banks with more than $10.0 billion in assets. The assessment methodology will be revised to a methodology based on assets, and the change take effect beginning with second quarter 2011 assessments. This shift will have financial implications for all FDIC-insured banks, including HSBC Bank USA.

The legislation has created the Bureau of Consumer Financial Protection (the “CFPB”). The CFPB will be a new independent bureau within the Federal Reserve Board and will act as a single primary Federal consumer protection supervisor to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. Establishment of the CFPB is underway and the agency expects to be operational as of July 21, 2011. The CFPB will have the authority to issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers. The CFPB will also have authority to examine large banks, including HSBC Bank USA, and their affiliates for compliance with those regulations.

With respect to certain state laws governing the provision of consumer financial products by national banks such as HSBC Bank USA, the legislation codifies the current judicial standard of federal preemption with respect to national banks, but adds procedural steps which must be followed by the Office of the Comptroller of the Currency (“OCC”) when considering preemption determinations after July 21, 2011. Furthermore, the legislation removes the ability of subsidiaries or agents of a national bank to claim federal preemption of consumer financial laws after July 21, 2011, although the legislation does not purport to affect existing contracts. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of potential Attorney General or plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state law. At this time, we are unable to determine the extent to which the limitations on federal preemption will impact our businesses and those of our competitors.

HSBC USA Inc.

The legislation contains many other consumer-related provisions, including provisions addressing mortgage reform. In the area of mortgage origination, there is a requirement to apply a net tangible benefit test for all refinancing transactions. There are also numerous revised servicing requirements for mortgage loans.

The legislation authorizes the Federal Reserve to implement standards for assessing debit interchange fees that are reasonable and proportionate to the actual processing costs of the issuer. The Federal Reserve recently released proposed regulations that would limit interchange fees to no more than 12 cents per transaction and would, if adopted, result in a substantial reduction in interchange revenue to us.

The legislation will have a significant impact on the operations of many financial institutions in the U.S., including HSBC USA and HSBC Bank USA and our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, we are unable to determine precisely the impact that Dodd-Frank and related regulations will have on financial results at this time.

Bank Holding Company Supervision As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and to inspection, examination and supervision by our primary regulator, the Federal Reserve Board. We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (the “SEC”).

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

Because we are a financial holding company, if either of our subsidiary banks fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended (“CRA”), we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies, which are limited to activities that are closely related to banking under the BHC Act. In addition, should the Federal Reserve Board determine that either of our subsidiary banks fails to meet applicable capital and management standards, we would be required to enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements (which may contain additional limitations or conditions). Until corrected, we would be prohibited from engaging in the broader range of financial activities permissible for financial holding companies and any new activity or acquisition of companies engaged in activities that are not closely related to banking under the BHC Act would require prior approval of the Federal Reserve Board. If we were to fail to correct any such condition within a prescribed period, the Federal Reserve Board could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act. As of December 31, 2010, our subsidiary banks satisfied the capital, management and CRA requirements necessary to permit us to conduct the broader activities permissible for financial holding companies.

We are generally prohibited under the BHC Act from acquiring, directly or indirectly, ownership or control of more than five percent of any class of voting shares of, or substantially all the assets of, or exercising control over, any U.S. bank, bank holding company or many other types of depository institutions and/or their holding companies without the prior approval of the Federal Reserve Board and, potentially, other U.S. banking regulatory agencies.

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and the regulations issued thereunder contain a number of other provisions that affect our operations and those of our subsidiary banks. One such provision contained detailed requirements relating to the financial privacy of consumers. In addition, the so-called ‘push-out’ provisions of the GLB Act removed the blanket exemption from registration for securities activities conducted in banks (including HSBC Bank USA) under the Exchange Act of 1934, as amended. New rules have been published to implement

HSBC USA Inc.

these changes and, when effective, will allow banks to continue to avoid registration as a broker or dealer only if they conduct securities activities that fall within a set of defined exceptions. A narrowed ‘dealer’ definition took effect in September 2003, and a narrowed ‘broker’ definition took effect for each bank on the first day of its fiscal year following September 30, 2008. Pursuant to the new regulations, certain securities activities currently conducted by HSBC Bank USA were restructured or transferred to one or more U.S.-registered broker-dealer affiliates effective January 1, 2009.

Our consumer lending businesses operate in a highly regulated environment. In addition to the establishment of the CFPB and the other consumer-related provisions of Dodd-Frank described above, these businesses are subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating servicing activities.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law and we have implemented all applicable provisions. The CARD Act has required us to make changes to our business practices, and will require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes have either been implemented or are under continuing analysis. The implementation of the new rules did not have a material adverse impact on us as any impact is limited to only a portion of the existing credit card loan portfolio as the purchase price on future credit card sales volume paid to HSBC Finance has been adjusted to reflect the new requirements and the impact on future cash flows. See “Segment Results – IFRSs Basis” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this Form 10-K for further discussion of the impact of the CARD Act on our business.

Due to the turmoil in the mortgage lending markets, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. Increased regulatory oversight over residential mortgage lenders has occurred, including through state and federal examinations and periodic inquiries from state attorneys general for information. Several regulators, legislators and other governmental bodies have promoted particular views of appropriate or “model” loan modification programs, suitable loan products and foreclosure and loss mitigation practices. We have developed a modification program that employs procedures which we believe are most responsive to our customers needs and continue to enhance and refine these practices as other programs are announced, and we evaluate the results of our customer assistance efforts. We continue to be active in various home preservation initiatives through participation at local events sponsored by public officials, community leaders and consumer advocates.

State and federal officials are investigating the procedures followed by mortgage servicing companies and banks, including HSBC Bank USA and certain of our affiliates, relating to foreclosures. We and our affiliates have responded to all related inquiries and cooperated with all applicable investigations, including a joint examination by staffs of the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board (the “Federal Reserve”) as part of their broad horizontal review of industry foreclosure practices. Following the examination, the OCC issued a supervisory letter to HSBC Bank USA noting certain deficiencies in the processing, preparation and signing of affidavits and other documents supporting foreclosures and in governance of and resources devoted to our foreclosure processes, including the evaluation and monitoring of third party law firms retained to effect our foreclosures. Certain other processes were deemed adequate. The Federal Reserve issued a similar supervisory letter to HSBC Finance and HSBC North America. We have suspended foreclosures until such time as we have substantially addressed the noted deficiencies in our processes. We are also reviewing foreclosures where judgment has not yet been entered and will correct deficient documentation and re-file affidavits where necessary. See “Executive Overview” in MD&A for further discussion.

We and our affiliates are engaged in discussions with the OCC and the Federal Reserve regarding the terms of consent cease and desist orders, which will prescribe actions to address the deficiencies noted in the joint examination. We expect the consent orders will be finalized shortly after the date this Form 10-K is filed. While the

HSBC USA Inc.

impact of the OCC consent order on HSBC Bank USA depends on the final terms, we believe it has the potential to increase our operational, reputational and legal risk profiles and expect implementation of its provisions will require significant financial and managerial resources. In addition, the consent orders will not preclude further actions against HSBC Bank USA or our affiliates by bank regulatory or other agencies, including the imposition of fines and civil money penalties. We are unable at this time, however, to determine the likelihood of any further action or the amount of penalties or fines, if any, that may be imposed by the regulators or agencies.

As a result of publicized foreclosure practices of certain servicers, certain courts have issued new rules relating to foreclosures and we anticipate that scrutiny of foreclosure documentation and practices, including practices of foreclosure law firms, will increase. In some areas, court officials are requiring additional verification of information filed prior to the foreclosure proceeding. If these trends continue after we have reinstituted foreclosures, there could be additional delays in the processing of foreclosures.

Supervision of Bank Subsidiaries Our subsidiary national banks, HSBC Bank USA and HTCD, are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”), secondarily by the FDIC, and by the Federal Reserve. HSBC Bank USA and HTCD are subject to banking laws and regulations that place various restrictions on and requirements regarding their operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, compliance activities, payment of dividends and numerous other matters.

Federal law imposes limitations on the payment of dividends by national banks. Dividends payable by HSBC Bank USA and HTCD are limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits account. In addition, the OCC, the Federal Reserve Board, and the FDIC have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including HSBC USA and HSBC Bank USA, if they would consider payment of such dividend to constitute an unsafe or unsound practice in light of the financial condition of the banking organization. HSBC Bank USA is also required to maintain reserves in the form of vault cash and deposits with the Federal Reserve Bank.

HSBC Bank USA and HTCD are subject to certain restrictions imposed by federal law on extensions of credit to, and certain other “covered transactions” with, HSBC USA or other affiliates. Covered transactions include loans and other extensions of credit, investments and asset purchases, and certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, or a specific waiver is granted by the Federal Reserve Board, covered transactions by a bank with a single affiliate are limited to 10 percent of the bank’s capital and surplus, and all covered transactions with affiliates in the aggregate are limited to 20 percent of the bank’s capital and surplus. Where HSBC USA or another HSBC affiliate provides cash collateral for an extension or credit to an affiliate, that loan would be excluded from the 10 and 20 percent limitations. Loans and extensions of credit to affiliates by a bank generally are required to be secured in specified amounts with specific types of collateral. Starting July 2012, a bank’s credit exposure to an affiliate as a result of a derivative, securities lending or repurchase transaction, will be subject to these limits. A bank’s transactions with its non-bank affiliates are also generally required to be on arm’s length terms.

The types of activities in which the non-U.S. branches of HSBC Bank USA may engage are subject to various restrictions imposed by the Federal Reserve Board. These branches are also subject to the laws and regulatory authorities of the countries in which they operate.

Under current Federal Reserve Board policy, HSBC USA is expected to act as a source of financial and managerial strength to its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank in circumstances where it might not do so absent such policy.

Regulatory Capital Requirements As a bank holding company, we are subject to regulatory capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to those imposed by the OCC and the FDIC on banks such as HSBC Bank USA and HTCD. A bank or bank holding company’s failure to meet

HSBC USA Inc.

minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. Under current capital guidelines, a bank or a bank holding company’s assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. A bank or bank holding company’s capital, in turn, is classified into one of three tiers. Tier 1 capital includes common equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock at the holding company level, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other deductions. Tier 2 capital includes, among other things, perpetual preferred stock not qualified as Tier 1 capital, subordinated debt, and allowances for loan and lease losses, subject to certain limitations. Tier 3 capital includes qualifying unsecured subordinated debt. At least one-half of a bank’s total capital must qualify as Tier 1 capital. To be categorized as “well capitalized,” a banking institution must have the minimum ratios reflected in the table included in Note 25, “Retained Earnings and Regulatory Capital Requirements” of the consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. The Federal Reserve Board may also set higher capital requirements for bank holding companies whose circumstances warrant it. As part of the regulatory approvals with respect to the credit card and auto receivable portfolio purchases completed in January 2009, HSBC USA and its ultimate parent, HSBC, committed, among other things, that HSBC Bank USA will hold sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. See Note 25, “Retained Earnings and Regulatory Capital Requirements,” in the consolidated financial statements for further discussion.

In December 2007, U.S. regulators published a final rule regarding Risk-Based Capital Standards: Advanced Capital Adequacy Framework – Basel II. This final rule represents the U.S. adoption of the Basel II International Capital Accord (“Basel II”). The final rule became effective April 1, 2008, and requires large bank holding companies, including HSBC North America, to adopt its provisions subject to regulatory approval no later than April 1, 2011, in accordance with current regulatory timelines. HSBC North America has established a comprehensive Basel II infrastructure. The formal adoption of Basel II will impact our capital requirements as well as those of HSBC North America. As a result, HSBC North America and its subsidiaries took a series of actions in 2010 to achieve targeted total capital levels under these new regulations, including the issuance by HSBC USA and HSBC Bank USA of collectively $2.0 billion in additional subordinated debt. Further increases in regulatory capital may be required prior to HSBC North America’s Basel II adoption date. The exact amount of additional capital required, however, will depend upon both our prevailing risk profile and that of our North America affiliates under various stress scenarios.

HSBC North America and HSBC USA also continue to support the HSBC implementation of the Basel II framework, as adopted by the U.K. Financial Services Authority (“FSA”). We supply data regarding credit risk, operational risk and market risk to support HSBC’s regulatory capital and risk weighted asset calculations. Revised FSA capital adequacy rules for HSBC became effective January 1, 2008.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued final rules on “A global regulatory framework for more resilient banks and banking systems,” commonly referred to as Basel III, which presents details of a bank capital and liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. Although the Basel Committee has issued guidance, we are still awaiting formal instructions as to how the ratios will be calculated by the U.S. regulators. The proposals include both a Liquidity Coverage Ratio (“LCR”) designed to ensure banks have sufficient high-quality liquid assets to survive a significant stress scenario lasting 30 days and a Net Stable Funding Ratio (“NSFR”) with a time horizon of one year to ensure a sustainable maturity structure of assets and liabilities. For both ratios, HSBC North America will be expected to achieve a ratio of 100 percent or better. The observation period for the ratios begins in 2012 with LCR introduced by 2015 and NSFR by 2018. Based on the results of the observation periods, the Basel Committee and the regulators may make further changes by 2013 and 2016 for LCR and NSFR, respectively. We anticipate meeting these requirements well in advance of their formal introduction. HSBC USA may need to increase its liquidity profile to

HSBC USA Inc.

support HSBC North America’s compliance with the new rules. We are unable at this time, however, to determine the extent of changes HSBC USA will need to make to its liquidity position, if any.

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

Deposit Insurance Deposits placed at HSBC Bank USA and HTCD are insured by the FDIC, subject to the limitations and conditions of applicable law and the FDIC’s regulations. In 2009, FDIC insurance coverage limits were increased temporarily from $100,000 to $250,000 per depositor and this increased limit was made permanent on July 21, 2010. Beginning on December 31, 2010 and continuing through December 31, 2012, Dodd-Frank requires FDIC insurance for deposits exceeding $250,000 in noninterest-bearing transaction accounts. HSBC Bank USA and HTCD are subject to risk-based assessments from the FDIC. Currently, depository institutions subject to assessment are categorized based on supervisory ratings, financial ratios and, in the case of larger institutions, long-term debt issuer ratings, with those in the highest rated categories paying lower assessments. While the assessments are generally payable quarterly, the FDIC also has the authority to impose special assessments to prevent the deposit insurance fund from declining to an unacceptable level. Pursuant to this authority, the FDIC imposed a 5 basis point special assessment on June 30, 2009. In November 2009, the FDIC amended its regulations to require depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on or before December 30, 2009. Beginning with the second quarter 2011, FDIC assessments will be based on average consolidated total assets and risk profile, but we estimate that the change in assessment base will not increase our FDIC assessment materially.

Bank Secrecy Act/Anti-Money Laundering The USA Patriot Act (the “Patriot Act”), effective October 26, 2001, imposed significant record keeping and customer identity requirements, expanded the government’s powers to freeze or confiscate assets and increased the available penalties that may be assessed against financial institutions for violation of the requirements of the Patriot Act intended to detect and deter money laundering. The Patriot Act required the U.S. Treasury Secretary to develop and adopt final regulations with regard to the anti-money laundering (“AML”) compliance obligations of financial institutions (a term which includes insured U.S. depository institutions, U.S. branches and agencies of foreign banks, U.S. broker-dealers and numerous other entities). The U.S. Treasury Secretary delegated certain authority to a bureau of the U.S. Treasury Department known as the Financial Crimes Enforcement Network (“FinCEN”).

Many of the anti-money laundering compliance requirements of the Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to HSBC Bank USA under the Bank Secrecy Act (“BSA”) and applicable Federal Reserve Board regulations before the Patriot Act was adopted. These include requirements to adopt and implement an anti-money laundering program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the Patriot Act involve compliance obligations. The Patriot Act has improved communication between law enforcement agencies and financial institutions. The Patriot Act and other recent events have also resulted in heightened scrutiny of the Bank Secrecy Act and anti-money laundering compliance programs by bank regulators.

As previously disclosed, HSBC Bank USA entered into a consent cease and desist order with the OCC and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board in the first week of October 2010. These actions require improvements for an effective compliance risk management program across our U.S. businesses, including BSA and AML compliance. HSBC USA Inc. is committed to fully addressing the requirements of the consent orders, and to maintaining compliant and effective BSA and AML

HSBC USA Inc.

policies and procedures, and efforts to strengthen related functions will continue.

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

Corporate Governance and Controls

We maintain a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit and Risk Committee, the Compliance Committee and the Fiduciary Committees of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. Our Statement of Business Principles and Code of Ethics can be found on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Form 10-K. Printed copies of this information can be requested at no charge. Requests should be made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Certifications In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the “NYSE”) certifying that such officer is not aware of any violation by HSBC USA of the applicable NYSE corporate governance listing standards in effect as of February 28, 2011.

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

HSBC USA Inc.

Item 1A. Risk Factors

The following discussion provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those discussed below or elsewhere in other of our reports filed or furnished with the SEC could affect our business or results. The reader should not consider any description of such factors to be a complete set of all potential risks that we may face.

The current uncertain market and economic conditions may continue to affect our business, results of operations and financial condition. Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tighter credit conditions and reduced economic growth that have occurred over the past three years and appear likely to continue in 2011. General business, economic and market conditions that could continue to affect us include:

•	low consumer confidence and reduced consumer spending;

•	a “double dip” recession;

•	unemployment levels;

•	wage income levels and declines in wealth;

•	market value of residential and commercial real estate throughout the United States;

•	inflation;

•	monetary supply;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

•	unexpected geopolitical events;

•	fluctuations in the value of the U.S. dollar;

•	short-term and long-term interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

•	higher bankruptcy filings; and

•	new laws, regulations or regulatory initiatives.

In a challenging economic environment such as currently being experienced in the United States, more of our customers are likely to, and have in fact become, delinquent on their loans or other obligations as compared to historical periods as many of our customers are experiencing reductions in cash flow available to service their debt. These delinquencies, in turn, have adversely affected our earnings. The problems in the housing markets in the United States in the last four years have been exacerbated by continued high unemployment rates. If businesses remain cautious to hire, additional losses are likely to be significant in all types of our consumer loans, including credit cards, due to decreased consumer income.

Although during the first half of 2010, housing prices began to stabilize and even recover in certain markets, housing prices started to decline again in the later half of 2010. If housing prices continue to decline, there may be increased delinquency and losses in our real estate portfolio.

Mortgage lenders have substantially tightened lending standards. These actions have impacted borrowers’ abilities to refinance existing mortgage loans. This in turn, impacted both credit performance and run-off rates and has resulted in elevated delinquency rates for real estate secured loans in our portfolio. Additionally, the high levels of

HSBC USA Inc.

inventory of homes for sale combined with depressed property values in many markets has resulted in higher loss severities on homes that are foreclosed and remarketed. Despite our cessation in processing foreclosures in December, our inventory of foreclosed properties (“REO”) continued to increase.

In the event economic conditions continue to be depressed or become further depressed and lead to a “double dip” recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.

We may incur additional costs and expenses relating to mortgage loan repurchases and other mortgage loan securitization – related activities. In connection with our loan sale and securitization activities with Fannie Mae and Freddie Mac (the “Government Sponsored Entities” or “GSEs”) and loan sale and private-label securitization transactions, HUSI has made representations and warranties that the loans sold meet certain requirements. For transactions with the GSEs, these representations include type of collateral, underwriting standards, validity of certain borrower representations in connection with the loan, that primary mortgage insurance is in force for any mortgage loan with a loan-to-value ratio (“LTV”) greater than 80 percent, and the use of the GSEs’ standard legal documentation. We may be, and have been, required to repurchase loans and/or indemnify the GSEs and other private investors for losses due to breaches of these representations and warranties. Substantially all of the repurchase demands we have resolved to date, however, are related to loans sold to the GSEs.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider several factors, including the level of outstanding repurchase demands in inventory and our historical defense rate, the level of outstanding demands for loan files and the related historical repurchase request conversion rate and defense rate, and the level of potential future demands based on historical conversion rates of loans which we have not received a repurchase demand. While we believe that our current repurchase liability reserves are adequate, the factors referred to above are subject to change in light of market developments, the economic environment and other circumstances, some of which are beyond our control and, accordingly, there can be no assurance that such reserves will not need to be increased in the future.

We have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSBC Securities (USA) Inc. (“HSI”). Participants in the U.S. mortgage securitization market that purchased and repackaged whole loans have been the subject of lawsuits and governmental and regulatory investigations and inquires, which have been directed at groups within the U.S. mortgage market, such as servicers, originators, trustees or sponsors of securitizations, and at particular participants within these groups. We expect this level of focus will continue and, potentially, intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of group. For additional discussion, see the caption “Mortgage Loan Repurchase Obligations” in Note 27, “Guarantee Arrangements,” in the accompanying consolidated financial statements.

We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity. State and federal officials are investigating the procedures followed by mortgage servicing companies and banks, including HSBC Bank USA and certain of our affiliates, relating to foreclosures. We and our affiliates have responded to all related inquiries and cooperated with all applicable investigations, including a joint examination by staffs of the OCC and the Federal Reserve as part of their broad horizontal review of industry foreclosure practices. Following the examination, the OCC issued a supervisory letter to HSBC Bank USA noting certain deficiencies in the processing, preparation and signing of affidavits and other documents supporting foreclosures and in governance of and resources devoted to our foreclosure processes, including the evaluation and monitoring of third party law firms retained to effect our foreclosures. Certain other processes were deemed adequate. The Federal Reserve issued a similar supervisory letter to HSBC Finance and HSBC North America. We have suspended foreclosures until such time as we have substantially addressed the noted deficiencies in our processes. We are also reviewing foreclosures where judgment has not yet been entered and will correct deficient documentation and re-file affidavits where necessary.

HSBC USA Inc.

We and our affiliates are engaged in discussions with the OCC and the Federal Reserve regarding the terms of consent cease and desist orders, which will prescribe actions to address the deficiencies noted in the joint examination. We expect the consent orders will be finalized shortly after the date this Form 10-K is filed. While the impact of the OCC consent order on HSBC Bank USA depends on the final terms, we believe it has the potential to increase our operational, reputational and legal risk profiles and expect implementation of its provisions will require significant financial and managerial resources. In addition, the consent orders will not preclude further actions against HSBC Bank USA or our affiliates by bank regulatory or other agencies, including the imposition of fines and civil money penalties. We are unable at this time, however, to determine the likelihood of any further action or the amount of penalties or fines, if any, that may be imposed by the regulators or agencies.

We expect to incur additional costs and expenses in connection with the correction or affirmation of previously-filed foreclosure paperwork and the resulting delays in foreclosures, including costs associated with the maintenance of properties while foreclosures are delayed, legal expenses associated with re-filing documents or, as necessary, re-filing foreclosure cases, and costs associated with fluctuations in home prices while foreclosures are delayed. These costs could increase depending on the length of the delay. In addition, we may incur additional costs and expenses as a result of legislative, administrative or regulatory investigations or actions relating to our foreclosure processes or with respect to the mortgage servicing industry in general. We may also see an increase in private litigation concerning our practices. However, it is not possible at this time to predict the ultimate outcome of these matters or the impact that they will have on our financial results.

Due to the significant slow-down in foreclosures, and in some instances, cessation of all foreclosure processing by numerous loan servicers, including us, for some period of time in 2011 there may be some reduction in the number of properties being marketed following foreclosure. The impact of that decrease may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as eventually servicers will again begin to foreclose and market properties in large numbers which is likely to create a significant over-supply of housing inventory. This could lead to a significant increase in loss severity on REO properties.

Recently implemented Federal and state laws and regulations may significantly impact our operations. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations, including changes in tax rates, affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. Ensuring compliance with increasing regulatory requirements and initiatives could affect operational costs and negatively impact our overall results. Specifically, attempts by local, state and national regulatory agencies to address perceived problems with the credit card industry and more recently, to additionally address perceived problems in the financial services industry generally through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, could affect us in substantial and unpredictable ways, including limiting the types of products we can offer, how these products may be originated, the fees and charges that may be applied to accounts and how accounts may be collected or security interests enforced, which ultimately could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate loans. We cannot fully anticipate the response by national regulatory agencies, state attorneys generals, or certain legislators, or if significant changes to our operations and practices will be required as a result.

On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act,” a sweeping overhaul of the financial services industry, was signed into law. For a description of the law, see the “Regulation – Financial Regulatory Reform” section under the “Regulation and Competition” section of Item 1. Business. The law will have significant impact on the operations of financial institutions in the U.S., including HSBC USA, HSBC Bank USA and our affiliates. We are unable at this time, however, to determine the full impact of the law due to the significant number of new rules and regulations that will be promulgated in order to implement the law. Also, specifically and of utmost relevance to our consumer business, we do not know what will be the far-reaching effect on our business

HSBC USA Inc.

of the newly created Consumer Financial Protection Bureau (“CFPB”), since the CFPB has been given broad based authority over consumer products and services such as those provided by our consumer businesses.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 was signed into law and we have implemented all of its applicable provisions. The CARD Act required changes to our business practices, and will require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes have either been implemented or are under continuing analysis. The implementation of these new rules did not have a material adverse impact to us as any impact is limited to only a portion of the existing credit card loan portfolio as the purchase price on future credit card sales volume paid to HSBC Finance has been adjusted to fully reflect the new requirements and the impact on future cash flows.

The transition to Basel II in 2011 will continue to put significant pressure on regulatory capital. Subject to regulatory approval, HSBC North America will be required to adopt Basel II provisions no later than April 1, 2011, in accordance with current regulatory timelines. HSBC USA Inc. will not report separately under the new rules, but HSBC Bank USA will report under the new rules on a stand-alone basis. Further increases in regulatory capital may be required prior to the Basel II adoption date; however, the exact amount will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. Adoption of the Basel II provisions must be preceded by a parallel run period of at least four quarters, and requires the approval of U.S. regulators. This parallel run, which was initiated in January 2010, encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. HSBC Bank USA will seek regulatory approval for adoption when the program enhancements have been completed which may extend beyond April 1, 2011.

Operational risks, such as systems disruptions or failures, breaches of security, human error, changes in operational practices or inadequate controls may adversely impact our business and reputation. Operational risk is inherent in virtually all of our activities. While we have established and maintain an overall risk framework that is designed to balance strong corporate oversight with well-defined independent risk management, we continue to be subject to some degree of operational risk. Our businesses are dependent on our ability to process a large number of complex transactions. If any of our financial, accounting, or other data processing and other recordkeeping systems and management controls fail or have other significant shortcomings, we could be materially adversely affected. HSBC North America will continue the implementation of several high priority systems improvements and enhancements in 2011, each of which may present increased or additional operational risk that may not be known until their implementation is complete. Also, in order to react quickly to newly-implemented regulatory requirements, implementation of changes to systems and enhancements may be required to be completed within very tight time frames, which would increase operational risk.

We may also be subject to disruptions of our operating systems infrastructure arising from events that are wholly or partially beyond our control, which may include:

•	computer viruses or electrical or telecommunications outages;

•	natural disasters, such as hurricanes and earthquakes;

•	events arising from local, regional or international politics, including terrorist acts;

•	unforeseen problems encountered while implementing major new computer systems; or

•	global pandemics, which could have a significant effect on our business operations as well as on HSBC affiliates world-wide.

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

HSBC USA Inc.

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

In addition, there is the risk that our controls and procedures as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could have a material adverse effect on our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	raising the minimum payment or fees to be charged on credit card accounts;

•	determining to acquire or sell credit card receivables, residential mortgage loans and other loans;

•	changes to our customer account management and risk management/collection policies and practices;

•	increasing investment in technology, business infrastructure and specialized personnel; or

•	outsourcing of various operations.

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

Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment. HSBC USA and our subsidiaries are or may be named as defendants in various legal actions, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. We saw continued litigation in 2010 resulting from the deterioration of customers’ financial condition, the mortgage market downturn and general economic conditions. There is no certainty that the litigation will decrease in the near future, especially in the event of continued high unemployment rates, a resurgent recession or additional regulatory investigations by federal and state governmental agencies. With the increased regulatory environment, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking regulators, state attorneys general or state regulators which may cause financial or reputational harm. With the increased regulatory environment, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by regulators and other enforcement agencies that, if determined adversely, may result in judgments, settlements, fines, penalties

HSBC USA Inc.

or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm.

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

Our inability to meet funding requirements due to deposit attrition or ratings could impact operations. Adequate liquidity is critical to our ability to operate our businesses. Despite the apparent improvements in market liquidity and our liquidity position, potential conditions remain that would negatively affect our liquidity, including:

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

Management projections, estimates and judgments based on historical performance may not be indicative of our future performance. Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, reserves related to litigation, deferred tax assets and the fair market value of certain assets and liabilities, including goodwill and intangibles, among other items. Loan loss reserve estimates and certain asset and liability valuations are judgmental and are influenced by factors outside our control. To the extent historical averages of the progression of loans into stages of delinquency and the amount of loss realized upon charge-off are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in historical models, unexpected additional losses could result. Similarly, to the extent assumptions employed in measuring fair value of assets and liabilities not supported by market prices or other observable parameters do not sufficiently capture their inherent risk, unexpected additional losses could result.

Another example in which management judgment is significant is in the evaluation of the recognition of deferred tax assets and in the determination of whether there is a need for a related valuation allowance. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC as a necessary part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws. However, since market conditions have created losses in HSBC North America in recent periods

HSBC USA Inc.

and volatility on our pre-tax book income, the analysis of the realizability of the deferred tax asset significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. Included in our forecasts are assumptions regarding our estimate of future expected credit losses. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 18, “Income Taxes,” in the accompanying consolidated financial statements for additional discussion of our deferred taxes/assets.

Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”), the International Accounting Standards Board (“IASB”), the SEC and our bank regulators, including the Office of Comptroller of the Currency and the Federal Reserve Board, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.

Key employees may be difficult to retain due to contraction of the business and limits on promotional activities. Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. Our recent financial performance, reductions in variable compensation and other benefits and the expectation of continued weakness in the general economy could raise concerns about key employees’ future compensation and promotional opportunities. As economic conditions improve, there will be increased risk to retaining top performers and critical skill employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within HSBC or could not be sourced in the market to fill these roles, our ability to manage through the difficult economy may be hindered or impaired.

Our reputation has a direct impact on our financial results and ongoing operations. Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	appropriately addressing potential conflicts of interest;

•	legal and regulatory requirements;

•	ethical issues;

•	anti-money laundering and economic sanctions programs;

•	privacy issues;

•	fraud issues;

•	data security issues related to our customers or employees;

•	recordkeeping;

•	sales and trading practices;

•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our businesses; and

HSBC USA Inc.

•	general company performance.

The failure to address these issues appropriately could make our customers unwilling to do business with us or give rise to increased regulatory action, which could adversely affect our results of operations.

Significant reductions in pension assets may require additional financial contributions from us. Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. We are responsible for providing approximately 41 percent of the financial support required by the plan. In 2010 and 2009, the plan had allocated assets between three primary strategies: domestic equities, international equities and fixed income securities. At December 31, 2010, plan assets were lower than projected plan liabilities resulting in an under-funded status. During 2010, domestic and international equity indices increased between 11 percent and 17 percent while interest rates decreased. After expenses, the combination of positive equity returns and fixed income returns along with a $187 million contribution to the plan by HSBC North America in 2010 resulted in an overall increase in plan assets of 20 percent in 2010. This increase, when combined with an increase in the projected benefit obligation continued to result in an under-funded status. At December 31, 2010, the defined benefit plan was frozen, significantly reducing future benefit accruals. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $820 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit should be considered our responsibility. We and other HSBC North American affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 22, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

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

HSBC USA Inc.

Item 1B. Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2010.

Item 2. Properties.

The principal executive offices of HSBC USA and HSBC Bank USA are located at 452 Fifth Avenue, New York, New York 10018, which HSBC Bank USA owned until April 2010. In April 2010, HSBC Bank USA sold our headquarters building at 452 Fifth Avenue and entered into a lease for the entire building for one year and eleven floors of the building for a total of 10 years. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, McLean, Virginia 22102. HSBC Bank USA has 370 branches in New York, 36 branches in California, 18 branches in Florida, 21 branches in New Jersey, 10 branches in Connecticut, six branches in Virginia, seven branches in Maryland and the District of Columbia, four branches in Washington, two branches in Pennsylvania and one branch in each of Delaware, Illinois, and Oregon. We also have one representative office each in Massachusetts and Texas. Approximately 26 percent of these offices are located in buildings owned by HSBC Bank USA and the remaining are located in leased premises. In addition, there are offices and locations for other activities occupied under various types of ownership and leaseholds in New York and other states, none of which are materially important to our operations. HSBC Bank USA also owns properties in Montevideo, Uruguay.

Item 3. Legal Proceedings

See “Litigation and Regulatory Matters” in Note 29, “Collateral, Commitments and Contingent Liabilities,” in the accompanying consolidated financial statements beginning on page 245 for our legal proceedings, disclosure which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

HSBC USA Inc.

Item 6. Selected Financial Data

In June 2010, we decided to exit our wholesale banknotes business. During the fourth quarter of 2010, we completed the exit of substantially all of this business and as a result, this business is now reported as discontinued operations for all periods presented. The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted.

Year Ended December 31	2010	2009	2008	2007	2006

	(dollars are in millions)

Statement of Income (Loss) Data:
Net interest income	$4,519	$5,136	$4,333	$3,405	$3,085
Provision for credit losses	1,133	4,144	2,543	1,522	823
Total other revenues (losses)	2,947	2,589	(921)	1,735	2,476
Total operating expenses	4,033	3,880	3,545	3,532	3,205

Income (loss) from continuing operations before income tax expense (benefit)	2,300	(299)	(2,676)	86	1,533
Income tax expense (benefit)	742	(110)	(943)	(19)	516

Income (loss) from continuing operations	1,558	(189)	(1,733)	105	1,017
Income from discontinued operations, net of tax	6	47	44	33	19

Net income (loss)	$1,564	$(142)	$(1,689)	$138	$1,036

Balance Sheet Data as of December 31:
Loans:
Commercial loans	$30,271	$30,304	$37,427	$36,835	$29,380
Consumer loans	42,798	49,185	43,686	53,721	56,134

Total loans	73,069	79,489	81,113	90,556	85,514
Loans held for sale	2,390	2,908	4,431	5,270	4,723
Total assets	183,813	171,079	185,569	187,965	164,817
Total tangible assets	181,168	168,406	182,889	185,225	162,054
Total deposits	120,651	118,234	118,979	116,074	102,048
Long-term debt	17,230	18,008	22,089	28,268	29,252
Preferred stock	1,565	1,565	1,565	1,565	1,690
Common shareholder’s equity	15,168	13,612	11,152	9,672	10,571
Total shareholders’ equity	16,733	15,177	12,717	11,237	12,261
Tangible common shareholder’s equity	12,522	11,110	9,258	7,297	8,034
Selected Financial Ratios:
Total shareholders’ equity to total assets	9.10%	8.87%	6.85%	5.98%	7.44%
Tangible common shareholder’s equity to total tangible assets	6.91	6.60	5.06	3.94	4.96
Total capital to risk weighted assets	18.14	14.19	12.04	11.29	12.58
Tier 1 capital to risk weighted assets	11.80	9.61	7.60	7.12	8.58
Rate of return on average :
Total assets	.84	(.11)	(.94)	.06	.62
Total common shareholder’s equity	10.06	(2.05)	(18.02)	.06	8.98
Net interest margin	2.80	3.36	2.92	2.36	2.26
Loans to deposits ratio(1)	80.56	94.36	120.89	147.25	155.33
Efficiency ratio	54.02	50.23	103.90	68.71	57.66
Commercial allowance as a percent of loans(2)	1.77	3.10	1.53	.81	.73
Commercial net charge-off ratio(2)	1.12	.88	.42	.39	.35
Consumer allowance as a percent of loans(2)	3.82	5.94	4.18	2.07	1.22
Consumer two-months-and-over contractual delinquency	5.04	6.02	4.62	2.56	1.33
Consumer net charge-off ratio(2)	5.54	5.35	2.83	1.65	1.19

(1)	Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000.

(2)	Excludes loans held for sale.

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

Through our subsidiaries, we offer a comprehensive range of personal and commercial banking products and related financial services. HSBC Bank USA, National Association (“HSBC Bank USA”), our principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in 14 states and the District of Columbia. In addition to our domestic offices, we maintain foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America and Canada. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. We also engage in mortgage banking and serve as an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs.

The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion.

Current Environment During 2010, economic conditions in the United States generally improved, although the pace of improvement continued to be slow. Liquidity returned to the financial markets for most sources of funding except for mortgage securitization. Companies in the financial sector are generally able to issue debt with credit spreads approaching levels historically seen prior to the financial crisis, despite the expiration of some of the U.S. government’s support programs. European sovereign debt fears first triggered by Greece in May and again by Ireland in November, continue to pressure borrowing costs in the U.S. and the prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base. During the first half of 2010, housing prices stabilized in many markets and began to recover in others as the first-time homebuyer tax credit and low interest rates attributable to government monetary policy actions served as stabilizing forces improving home sales. However, beginning in the third quarter of 2010 and continuing to the end of the year, we again began to see home price declines in many markets as the homebuyer tax credit ended and housing prices remain under pressure due to elevated foreclosure levels. Improved market conditions also resulted during 2010 in recovery of some of the valuation losses recorded during 2008 and into 2009 on several asset classes. How sustainable these improvements will be in the absence of government actions remains to be seen.

Despite positive job creation overall in 2010, the economy began to lose jobs again in the third quarter of 2010 as job creation in the private sector, while positive, slowed and was more than offset by reductions in government-related jobs. While job creation again turned positive in the fourth quarter, fear remains as to how pronounced any economic recovery may be. Such fear appeared to lessen, however, towards the end of 2010 as consumer spending began to increase and retail sales showed signs of improvement. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S. improved, but remained high at 9.4 percent in December 2010, decreasing from a rate of 10.2 percent in December 2009. However, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 18 states are at or above the U.S. national average and unemployment rates in five states are at or above 11 percent while in New York, where approximately 27 percent of our loan portfolio is concentrated, unemployment remained lower than the national average at 8.2 percent. High unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolios and in loan portfolios across the industry.

HSBC USA Inc.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing markets remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including consumer spending, declines in wage income and wealth, as well as a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end, including the recent extension of unemployment insurance benefits and the prior presidential administration’s tax cuts. These conditions in combination with general economic weakness and the impact of recent regulatory changes will continue to impact our results in 2011, the degree of which is largely dependent upon the nature and extent of the economic recovery.

As discussed in prior filings, on May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. For a discussion of the CARD Act as well as the impact to our operations, see “Segment Results – IFRSs Basis.”

State and federal officials are investigating the procedures followed by mortgage servicing companies and banks, including HSBC Bank USA and certain of our affiliates, relating to foreclosures. We and our affiliates have responded to all related inquiries and cooperated with all applicable investigations, including a joint examination by staffs of the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board (the “Federal Reserve”) as part of their broad horizontal review of industry foreclosure practices. Following the examination, the OCC issued a supervisory letter to HSBC Bank USA noting certain deficiencies in the processing, preparation and signing of affidavits and other documents supporting foreclosures and in governance of and resources devoted to our foreclosure processes, including the evaluation and monitoring of third party law firms retained to effect our foreclosures. Certain other processes were deemed adequate. The Federal Reserve issued a similar supervisory letter to HSBC Finance and HSBC North America. We have suspended foreclosures until such time as we have substantially addressed the noted deficiencies in our processes. We are also reviewing foreclosures where judgment has not yet been entered and will correct deficient documentation and re-file affidavits where necessary.

We and our affiliates are engaged in discussions with the OCC and the Federal Reserve regarding the terms of consent cease and desist orders, which will prescribe actions to address the deficiencies noted in the joint examination. We expect the consent orders will be finalized shortly after the date this Form 10-K is filed. While the impact of the OCC consent order on HSBC Bank USA depends on the final terms, we believe it has the potential to increase our operational, reputational and legal risk profiles and expect implementation of its provisions will require significant financial and managerial resources. In addition, the consent orders will not preclude further actions against HSBC Bank USA or our affiliates by bank regulatory or other agencies, including the imposition of fines and civil money penalties. We are unable at this time, however, to determine the likelihood of any further action or the amount of penalties or fines, if any, that may be imposed by the regulators or agencies.

Due to the significant slow-down in foreclosures, and in some instances, cessation of all foreclosure processing by numerous loan servicers, including us, for some period of time in 2011 there may be some reduction in the number of properties being marketed following foreclosure. The impact of that decrease may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as eventually servicers will again begin to foreclose and market properties in large numbers which is likely to create a significant over-supply of housing inventory. This could lead to an increase in loss severity on REO properties.

Financial Regulatory Reform On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law and is a sweeping overhaul of the financial regulatory system. For a full description of the law see “Regulation – Financial Regulatory Reform” section under the “Regulation and Competition” section in

HSBC USA Inc.

Item 1. Business. The legislation will have a significant impact on the operations of many financial institutions in the U.S., including our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to operations and financial results at this time.

2010 Events

•	The improvements in market conditions described above and reduced outstanding exposure have resulted in a recovery of carrying value of several asset classes, including derivative products with monoline insurance companies and other structured credit products as well as subprime residential mortgage loans held for sale compared to valuation losses experienced in prior years due to the adverse market conditions which existed at that time.

A summary of the significant valuation adjustments associated with these market conditions that impacted revenue in 2010, 2009 and 2008 is presented in the following table:

Year Ended December 31,	2010	2009	2008

	(in millions)

Gains (Losses)
Insurance monoline structured credit products(1)	$93	$(152)	$(1,020)
Other structured credit products(1)	126	(217)	(1,439)
Mortgage whole loans held for sale including whole loan purchase settlement (predominantly subprime)(2)	50	(233)	(505)
Other-than-temporary impairment on securities available-for-sale(3)	(79)	(124)	(231)
Leverage acquisition finance loans held for sale(4)	42	284	(431)

Total gains (losses)	$232	$(442)	$(3,626)

(1)	Reflected in Trading revenue (loss) in the consolidated statement of income (loss).

(2)	Reflected in Other income (expense) in the consolidated statement of income (loss).

(3)	Reflected in Net other-than-temporary impairment losses in the consolidated statement of income (loss).

(4)	Reflected in Gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

The market turmoil experienced over the past couple of years has created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and manage credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements for all periods presented.

•	Improvements in the U.S. economy have positively impacted the credit quality of our consumer loan portfolio throughout 2010, which resulted in a significant decrease in our provision for credit losses. The improvements in economic and credit conditions have resulted in improved outlook on future loss estimates for our consumer loan portfolio. The provision for credit losses in our commercial loan portfolio also decreased as improvements in economic conditions has led to lower levels of criticized loans, including lower levels of nonperforming loans and improvements in the financial circumstance of several customer relationships which led to credit upgrades on certain loans.

•	In the ordinary course of business, we originate and sell mortgage loans primarily to government sponsored entities (“GSEs”) and provide various representations and warranties related to these loans. In 2010, we saw a significant increase in repurchase demands on these loans and on loans sold across the industry. As a result, we increased our repurchase reserve to $262 million at December 31, 2010 as compared to $66 million at December 31, 2009, due to the increased repurchase demand volume.

HSBC USA Inc.

•	In February 2010, we completed the sale of our interest in Wells Fargo HSBC Trade Bank (“WHTB”) to Wells Fargo and recorded a gain of $66 million. The sale allows our Commercial Banking business to fully and directly serve internationally connected trade related clients located in the eighteen western states previously served by WHTB.

•	In April 2010, we completed the sale of our 452 Fifth Avenue property in New York City, including the 1 W. 39th Street building, for $330 million in cash. Under the terms of the sale, we will lease back the entire 452 Fifth Avenue property for one year and floors one to eleven for a total of 10 years. In addition, we subsequently agreed to temporarily lease back floors 12-15 for various terms the last of which expires on April 30, 2012. The sale resulted in a gain of approximately $155 million; however, it has been deferred and is being recognized over ten years due to our continuing involvement. The headquarters of HSBC Bank USA remains in New York.

•	In June 2010, we decided that the wholesale banknotes business within our Global Banking and Markets segment did not fit with our core strategy in the U.S. and, therefore, made the decision to exit this business. This business, which has been managed out of the U.S. with operations in key locations worldwide, arranged for the physical distribution of banknotes globally to central banks, large commercial banks and currency exchanges. During the fourth quarter of 2010, we completed the exit of substantially all of this business and as a result, these operations are now included in discontinued operations. Discontinued operations include closure costs of $14 million relating to this business and a lower of cost or fair value adjustment of $12 million relating to the Asian Banknotes Operations which were classified as held for sale in September and sold to an unaffiliated third party during the fourth quarter. See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for additional information regarding this business.

•	In August 2010, we sold auto finance loans with a carrying value of $1.2 billion at the date of sale and other related assets to Santander Consumer USA (“SC USA”) for $1.2 billion in cash. As a result of this transaction, we recognized a gain of $9 million during the third quarter of 2010.

•	In August 2010, we announced to employees that we are considering strategic options for our mortgage operations, with the objective of recommending the future course of our prime mortgage lending and mortgage servicing platforms. Strategic options may include, but are not limited to, the sale or outsourcing of all, or part, of these platforms. Under all options being explored, we plan to continue offering mortgages to our customers. Our review of strategic options is continuing.

•	In December 2010, as a result of recent Internal Revenue Service decisions to stop providing information regarding certain unpaid taxpayer obligations which historically served as a significant part of the underwriting process, it was determined that tax refund anticipation loans could no longer be offered in a safe and sound manner and, therefore, we would no longer offer such loans and related products going forward. These products have historically had an insignificant impact to our results of operations. See Note 4, “Exit from Taxpayer Financial Services Loan Program,” for further discussion.

•	Effective January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board which amended the accounting for the consolidation of variable interest entities. The adoption of the new guidance resulted in the consolidation of one commercial paper conduit (“Bryant Park”) managed by HSBC Bank USA. The impact of consolidating this entity beginning on January 1, 2010 resulted in an increase to our assets and liabilities of $3.2 billion and $3.5 billion, respectively, and a net reduction to common shareholder’s equity of $245 million. See Note 26, “Variable Interest Entities,” for further discussion on the adoption of this guidance.

In order to consolidate and streamline conduit administration across HSBC to reduce risk and achieve operational efficiencies, we have decided to assign substantially all of our Bryant Park liquidity facilities to HSBC Bank plc. Upon completion of this assignment, we will no longer have a controlling financial interest in Bryant Park and, therefore, we will no longer be required to consolidate Bryant Park Funding LLC. We expect the assignments will be completed by March 31, 2011.

HSBC USA Inc.

Performance, Developments and Trends Income from continuing operations was $1.6 billion in 2010 compared to a loss from continuing operations of $189 million in 2009 and $1.7 billion in 2008. Income from continuing operations before income tax was $2.3 billion in 2010 compared to a loss from continuing operations before income tax of $299 million in 2009 and $2.7 billion in 2008. Our results in all years were impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option and other non-recurring items which distort the ability of investors to compare the underlying performance trends of our business. The following table summarizes the collective impact of these items on our income (loss) from continuing operations before income tax for all periods presented:

Year Ended December 31,	2010	2009	2008

	(in millions)

Income (loss) from continuing operations before income tax, as reported	$2,300	$(299)	$(2,676)
Change in value of own fair value option debt and related derivatives	(239)	494	(670)
Gain on sale of MasterCard Class B or Visa Class B shares	-	(48)	(83)
Gain relating to resolution of lawsuit(1)	(5)	(85)	-
Release of VISA litigation accrual	(16)	(9)	(36)
Gain on sale of equity interest in Wells Fargo HSBC Trade Bank	(66)	-	-
Revenue associated with whole loan purchase settlement(2)	(89)	-	-
Gain on sale of equity interest in HSBC Private Bank (Suisse) S.A.	-	(33)	-

Income (loss) from continuing operations before income tax, excluding above items(3)	$1,885	$20	$(3,465)

(1)	The proceeds of the resolution of this lawsuit were used to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares.

(2)	Represents loans previously purchased for resale from a third party.

(3)	Represents a non-U.S. GAAP financial measure.

Our overall results for 2010 improved significantly as lower provisions for credit losses and higher other revenues were partially offset by lower net interest income and higher operating expenses. During 2010, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $276 million in subprime residential mortgage loans previously held for sale and continued reductions in monoline counterparty exposures.

Other revenues (losses) improved during 2010, driven by significantly higher gains on instruments designated at fair value and related derivatives due largely to changes in the value of our own debt and related derivatives as well as higher trading revenue. Improved market conditions in 2010 and reduced outstanding exposure have resulted in a reduction in valuation losses recorded in prior years. Other revenues during 2010 also reflect several non-recurring items as presented in the table above as well as the impact of changes in value of our own debt and related derivatives for which we elected fair value option. Excluding the impact of all these items, other revenue decreased $376 million during 2010 due primarily to lower credit card fees, lower mortgage banking revenue and lower securities gains, partially offset by higher trading revenue. Lower credit card fees were due to lower levels of credit card and private label receivables, changes in customer behavior, lower delinquency levels and the implementation of certain provisions of the CARD Act which resulted in lower over limit, late and payment processing fees. The lower mortgage banking revenue was driven by an increase in our estimated exposure on repurchase obligations associated with previously sold loans. Securities gains were lower in 2010 as the prior year period reflects gains of $236 million on the sale of securities in the second quarter of 2009 as part of a strategy to reduce risk.

Net interest income was $4.5 billion in 2010, a decrease of 12 percent over 2009. The decrease reflects the impact of lower average loan balances and rates earned on these balances. These reductions were partially offset by commercial loan repricings and repricing initiatives on private label cards and credit cards as well as a lower cost of funds, including lower overall average rates on deposits.

HSBC USA Inc.

Our provision for credit losses decreased $3.0 billion during 2010 primarily due to declines in loan balances and improvements in economic and credit conditions, including lower dollars of delinquency and reduced volatility in the housing markets which has resulted in a moderation of loss severities on real estate secured loans. These conditions have resulted in improved outlook on future loss estimates for our credit card and private label receivables as well as for our residential mortgage loan portfolio as compared with the prior year. Provision for credit losses also decreased for both loans and loan commitments in the commercial loan portfolio due to lower outstanding balances including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Also contributing to the decrease were fewer customer downgrades across all business lines as compared to the prior year. The combination of all of these factors led to an overall net recovery in our provision for commercial loans during 2010.

Operating expenses increased $153 million in 2010, an increase of 4 percent over 2009. The increase largely resulted from higher fees paid to HTSU and other affiliates due to the centralization of additional shared services across North America including higher compliance costs and higher fees paid to HSBC Finance related to a change in how the refund anticipation loan program was managed in 2010. These increases were partially offset by lower salaries and employee benefit expense which reflects the centralization of additional shared services in North America within HTSU and continued cost management efforts, partially offset by increased salaries associated with the transfer of certain employees of HSBC Finance to the default mortgage loan servicing department (which cost is offset in other revenues). Compared with 2009 we also experienced lower occupancy expense, lower insurance costs, improved loss estimates on off-balance sheet credit exposure and significantly lower FDIC assessment fees as the prior year included an $82 million special assessment recorded in the second quarter of 2009.

Our efficiency ratio from continuing operations was 54.02 percent during 2010 as compared to 50.23 percent in 2009. The deterioration in the efficiency ratio in 2010 reflects higher operating expenses while the total of net interest income and other revenues declined.

Our effective tax rate for continuing operations was 32.3 percent in 2010 as compared to (36.8) percent in 2009. The effective tax rate for 2010 reflects a substantially higher level of pre-tax income, an increased level of low-income housing tax credits, an adjustment of uncertain tax positions, the release of valuation reserves on previously unrealizable deferred tax assets related to loss carry forwards and an adjustment of the tax rate used to record deferred taxes.

2009 vs. 2008 Although our overall results for 2009 improved compared to 2008, they continued to be impacted by reductions in other revenues (losses), largely trading revenue associated with credit derivative products due to the adverse financial market conditions which existed at the time, although the magnitude of such reductions declined significantly in 2009. Overall, our 2009 results improved compared to 2008, as higher net interest income and higher other revenues (losses) more than offset higher provisions for credit losses and higher operating expenses including higher FDIC insurance premiums. In 2008, our results declined markedly, largely relating to a significant decrease in trading revenue due to the adverse financial market conditions described above.

Net interest income was $5.1 billion in 2009, an increase of 19 percent over 2008. This increase primarily resulted from the impact of higher credit card receivable levels associated with the purchase of the GM and UP Portfolios in January 2009, lower promotional balances on private label credit cards, a reduction in the amortization of private label credit card premiums due largely to lower premiums being paid and a lower cost of funds, all of which contributed to higher net interest margin. These increases were partially offset by a narrowing of interest rate spreads on deposit products primarily due to lower market interest rates and competitive pressures as customers migrated to higher yielding deposit products, higher amortization of credit card premium due to the purchase of the GM and UP portfolios and the runoff of the residential mortgage and other consumer loan portfolios, including the sale of $4.5 billion of residential mortgage loans in 2009.

The increase in other revenues (losses) during 2009 reflects increased credit card fees resulting from the purchase of the GM and UP Portfolios, higher gains on sales of mortgage backed and asset backed securities due to our efforts to reduce exposure to these investments, higher trading revenue, higher transaction fees in Global Banking and

HSBC USA Inc.

Markets and higher gains on leveraged acquisition finance loans held for sale for which we elected to apply fair value option. Although other revenues (losses) were overall higher during 2009, we continue to be impacted by reductions in other revenues (losses), largely trading revenue associated with credit derivative products due to the adverse financial market conditions which existed at that time, although the magnitude of such reductions declined significantly from 2008. Partially offsetting the increase in other revenues (losses) was $537 million in losses on the fair value of financial instruments and the related derivative contracts (excluding leveraged acquisition finance loans held for sale) for which fair value option was elected as compared to gains of $717 million in 2008.

Our provision for credit losses increased $1.6 billion in 2009 primarily due to a higher provision for credit card receivables due to significantly higher credit card balances as a result of the purchase of the GM and UP Portfolios from HSBC Finance, higher delinquency and credit loss estimates relating to prime residential mortgage loans as conditions in the housing markets worsened and the U.S. economy deteriorated and higher credit loss provision in our commercial loan portfolio. Partially offsetting these increases was the impact from stabilization in the credit performance of private label credit card loans in the second half of the year and an improved outlook on future loss estimates as the impact of higher unemployment levels on losses was not as severe as previously anticipated. Provision for credit losses increased for both loans and loan commitments in the commercial loan portfolio due to higher delinquency and loss estimates and higher levels of criticized loans, including higher levels of substandard loans caused by customer credit downgrades and deteriorating economic conditions, particularly in real estate lending and corporate banking.

Operating expenses increased $335 million in 2009, an increase of 9 percent over 2008. Lower salaries and employee benefit expense due to continued cost management efforts, including the impact of global resourcing initiatives, which have resulted in lower headcount were more than offset by higher FDIC insurance premiums which were $208 million in 2009, as compared to $58 million in 2008, an increase of $150 million (including $82 million relating to a special assessment), higher pension costs, higher servicing fees paid to HSBC Finance as a result of the purchase of the GM, UP and Auto finance portfolios, higher fees paid to HTSU and increased costs related to the expansion of the retail banking network. Additionally in 2009, operating expenses includes an impairment write down of a data center building as part of our ongoing strategy to consolidate operations and improve efficiencies. Additionally, operating expenses in 2008 reflects a goodwill impairment charge of $54 million relating to the residential mortgage reporting unit in PFS and, in both 2009 and 2008, a release in the VISA litigation accrual that reduced operating expenses by $9 million in 2009 and $36 million in 2008.

Our efficiency ratio from continuing operations was 50.23 percent during 2009 as compared to 103.90 percent in 2008. The improvement in the efficiency ratio in 2009 resulted primarily from a significant increase in revenues as discussed more fully above.

Our effective tax rate for continuing operations was (36.8) percent in 2009 as compared to (35.2) percent in 2008. The effective tax rate for 2009 was impacted by the relative level of pre-tax income, the sale of a minority stock interest that was treated as a dividend for tax purposes, the effective settlement of an IRS audit with respect to agreed-upon items, an increase in the state and local income tax valuation allowance and an increased level of low income housing credits.

Loans Loans, excluding loans held for sale, were $73.1 billion at December 31, 2010 compared to $79.5 billion at December 31, 2009. The decrease in loans as compared to December 31, 2009 was driven by run-off in all of our consumer portfolios, including the sale in August 2010 of auto finance loans to SC USA as discussed above. We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises. The decline in credit card and private label receivables reflects fewer active customer accounts, the continued impact from actions previously taken to reduce risk in these portfolios and an increased focus by customers to reduce outstanding credit card debt. Commercial loans also decreased as compared to December 31, 2009 although increased paydowns and managed reductions in certain exposures were largely offset by the adoption of new accounting guidance on the consolidation of variable interest entities which resulted in the consolidation of an incremental $1.2 billion of commercial loans at December 31, 2010. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

HSBC USA Inc.

Credit Quality Our allowance for credit losses as a percentage of total loans decreased to 2.97 percent at December 31, 2010, as compared to 4.86 percent at December 31, 2009. The decrease in our allowance ratio reflects a lower allowance on all of our consumer loan portfolios due to improved credit quality, lower delinquency levels and improvement in economic conditions. Our commercial loan allowance for credit losses ratio also fell as economic conditions began to stabilize and related credit quality and future loss estimates improved.

Our consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) decreased to 5.04 percent at December 31, 2010 as compared to 6.02 percent at December 31, 2009. Dollars of delinquency fell across virtually all consumer portfolios while outstanding loan balances also declined. The decrease in the consumer delinquency ratio was driven largely by our residential mortgage, private label card and credit card portfolios, including the sale of $276 million of delinquent subprime mortgage whole loans during 2010. See “Credit Quality” for a more detailed discussion of the increase in our delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) increased to 3.76 percent in 2010, compared to 3.59 percent in 2009 driven by higher credit card charge-offs as charge-off levels in 2009 were positively impacted by the purchase of the GM and UP portfolios, a portion of which was recorded at fair value net of future anticipated losses at the time of acquisition, while average receivable levels declined. We experienced lower dollars of charge-off in all other consumer loan categories during 2010 driven by lower receivable levels and improved credit quality. These favorable trends were partially offset by the impact from continued weakness in the U.S. economy including continued high unemployment levels. See “Credit Quality” for a more detailed discussion of the increase in net charge-offs and the net charge-off ratio.

Funding and Capital Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 11.80 percent and 9.61 percent at December 31, 2010 and 2009, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received no capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”) during 2010 as compared to $2.2 billion during 2009.

As part of the regulatory approvals with respect to the affiliate receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than a typical eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by HSBC Bank USA. During 2010, HSBC Bank USA sold low quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce this capital requirement. These loans were subsequently sold to SC USA in August 2010. At December 31, 2010, the remaining purchased receivables subject to this requirement total $3.2 billion, of which $651 million were considered low-quality assets. We have exceeded the minimum capital ratios required at December 31, 2010.

During the third quarter of 2010, ten year subordinated debt of $1.3 billion and $750 million was issued by HSBC Bank USA and HSBC USA Inc., respectively, to support our capital position under Basel II and replace Tier 2 capital lost due to reduced capital treatment for future maturities of subordinated debt.

Subject to regulatory approval, HSBC North America will be required to implement Basel II provisions no later than April 1, 2011 in accordance with current regulatory timelines. HSBC USA Inc. will not report separately under the new rules, but HSBC Bank USA will report under the new rules on a stand-alone basis. Further increases in regulatory capital may be required prior to the Basel II adoption date; however, the exact amount will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. Adoption must be preceded by a parallel run period of at least four quarters, and requires the approval of U.S. regulators. This parallel run, which was initiated in January 2010, encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. HSBC Bank USA will seek regulatory

HSBC USA Inc.

approval for adoption when the program enhancements have been completed which may extend beyond April 1, 2011.

Future Prospects Our operations are dependent upon our ability to attract and retain deposits and, to a lesser extent, access to the global capital markets. Numerous factors, both internal and external, may impact our access to, and the costs associated with, both sources of funding. These factors may include our debt ratings, overall economic conditions, overall market volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base.

Our results are also impacted by general economic conditions, including unemployment, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Changes in interest rates generally affect both the rates we charge to our customers and the rates we must pay on our borrowings. The primary risks to achieving our business goals in 2011 are largely dependent upon macro-economic conditions which include a weak housing market, high unemployment rates, the nature and extent of the economic recovery, the level of consumer spending, volatility in the capital and debt markets and our ability to attract and retain customers, loans and deposits, all of which could impact trading and other revenue, net interest income, loan volume, charge-offs and ultimately our results of operations.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A are presented on a continuing operations basis of reporting. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Year Ended December 31,	2010	2009	2008

	(in millions)

Net income (loss) – U.S. GAAP basis	$1,564	$(142)	$(1,689)
Adjustments, net of tax:
Unquoted equity securities	-	(19)	(65)
Reclassification of financial assets	(102)	(398)	576
Securities	82	(79)	(61)
Derivatives	11	17	10
Loan impairment	5	9	1
Property	28	-	-
Pension costs	77	38	1
Purchased loan portfolios	(53)	66	-
Servicing assets	1	2	10
Return of capital	(3)	(55)	-
Interest recognition	3	(2)	3
Gain on sale of auto finance loans	26	-	-
Other	5	(9)	6

Net income (loss) – IFRSs basis	1,644	(572)	(1,208)
Tax benefit (expense) – IFRSs basis	(792)	254	648

Profit (loss) before tax – IFRSs basis	$2,436	$(826)	$(1,856)

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

Securities – Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is

HSBC USA Inc.

recognized in accumulated other comprehensive income provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will not have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire amount is recognized in earnings. Also under IFRSs, recoveries in other-than-temporary impairment related to improvement in the underlying credit characteristics of the investment are recognized immediately in earnings while under U.S. GAAP, they are amortized to income over the remaining life of the security. There are also less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed. There is no similar requirement under U.S. GAAP. During the 2009 under IFRSs, we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering. The additional shares are not recorded under U.S. GAAP.

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

Property – The sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under IFRSs while under US GAAP, such gain is deferred and recognized over ten years due to our continuing involvement.

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

Return of capital – Reflects payments to CT Financial Services, Inc. in connection with the resolution of a lawsuit which for IFRSs was treated as the satisfaction of a liability and not as revenue and a subsequent capital transaction as was the case under U.S. GAAP.

Interest recognition – The calculation of effective interest rates under IAS 39 requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be

HSBC USA Inc.

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

Other – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, restructuring costs, depreciation expense and loans held for sale. In 2008, other also includes the impact of a difference in the write off amount of goodwill related to our residential mortgage banking business unit and a timing difference with respect to the adoption of fair value measurement accounting principles for U.S. GAAP which resulted in the recognition of $10 million of net income relating to structured products.

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

We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below require critical accounting estimates involving a high degree of judgment and complexity. Our management has discussed these critical accounting policies with the Audit Committee of our Board of Directors, including certain underlying estimates and assumptions, and the Audit Committee has reviewed our disclosure relating to these accounting policies and practices in this MD&A.

Allowance for Credit Losses Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed when they become contractually due. Consequently, we maintain an allowance for credit losses at a level that we consider adequate, but not excessive, to cover our estimate of probable incurred losses in the existing loan portfolio. Allowance estimates are reviewed periodically and adjustments are reflected through the provision for credit losses in the period when they become known. The accounting estimate relating to the allowance for credit losses is a “critical accounting estimate” for the following reasons:

•	Changes in the provision can materially affect our financial results;

•	Estimates related to the allowance for credit losses require us to project future delinquency and charge off trends, which are uncertain and require a high degree of judgment; and

HSBC USA Inc.

•	The allowance for credit losses is influenced by factors outside of our control such as customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment rates, bankruptcy trends and changes in laws and regulations all of which have an impact on our estimates.

Because our estimate of the allowance for credit losses involves judgment and is influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable incurred credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, portfolio seasoning, bankruptcy trends, trends in housing markets, delinquency rates and the flow of loans through various stages of delinquency, the realizability of any collateral and actual loss exposure. Changes in such estimates could significantly impact our allowance and provision for credit losses. For example, a 10 percent change in our projection of probable net credit losses on our loans would have resulted in a change of approximately $217 million in our allowance for credit losses at December 31, 2010. The allowance for credit losses is a critical accounting estimate for our Consumer Finance, Personal Financial Services, Commercial Banking, Global Banking and Markets and Private Banking segments.

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

•	All commercial loans that exceed $500,000 are evaluated individually for impairment. When a loan is found to be “impaired,” a specific reserve is calculated. Reserves against impaired loans are determined primarily by an analysis of discounted expected cash flows with reference to independent valuations of underlying loan collateral and considering secondary market prices for distressed debt where appropriate.

•	Loans which are not individually evaluated for impairment and those evaluated and found not to be impaired are pooled into homogeneous categories of loans and evaluated to determine if it is deemed probable, based on historical data and other environmental factors, that a loss has been realized even though it has not yet been manifested in a specific loan.

For consumer receivables and certain small business loans, we utilize a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately be charged-off based on recent historical experience. These estimates also take into consideration the loss severity expected based on the underlying collateral for the loan, if any, in the event of default. In addition, loss reserves are maintained on consumer receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing the allowance for credit losses on consumer receivables include growth, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters. We also consider key ratios such as number of months of loss coverage in developing our allowance estimates. The resulting loss coverage ratio varies by portfolio based on inherent risk and, where applicable, regulatory guidance. Roll rates are regularly updated and benchmarked against actual outcomes to ensure that they remain appropriate.

HSBC USA Inc.

An advanced credit risk methodology is utilized to support the estimation of incurred losses inherent in pools of homogeneous commercial loans, leases and off-balance sheet risk. This methodology uses the probability of default from the customer rating assigned to each counterparty, the “Loss Given Default” rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. A suite of models, tools and templates is maintained using quantitative and statistical techniques, which are combined with management’s judgment to support the assessment of each transaction. These were developed using internal data and supplemented with data from external sources which was judged to be consistent with our internal credit standards. These advanced measures are applied to the homogeneous credit pools to estimate the required allowance for credit losses.

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

We have established July 1 of each year as the date for conducting our annual goodwill impairment assessment. The goodwill impairment analysis is a two step process. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, including allocated goodwill, there is no indication of impairment and no further procedures are required. If the carrying value including allocated goodwill exceeds fair value, the second step is performed to quantify the impairment amount, if any. If the implied fair value of goodwill as determined using the same methodology as used in a business combination is less than the carrying value of goodwill, an impairment

HSBC USA Inc.

charge is recorded for the excess. An impairment recognized cannot exceed the amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairment are not permitted. At July 1, 2010, the estimated fair value of each reporting unit exceeded its carrying value and, as such, none of our recorded goodwill was deemed to be impaired.

As a result of the continued focus on economic and credit conditions in the U.S., we performed interim impairment tests of the goodwill associated with our Global Banking and Markets and Private Banking reporting units as of December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010. As a result of these tests, the fair value of our Global Banking and Markets and Private Banking reporting units continue to exceed their carrying value, including goodwill at each of these testing dates. At December 31, 2010, goodwill totaling $612 million and $415 million has been allocated to our Global Banking and Markets and Private Banking reporting units, respectively. As of the December 31, 2010 interim impairment testing date, the fair value of our Global Banking and Markets reporting unit did not significantly exceed its carrying value including goodwill, while the fair value of our Private Banking reporting unit significantly exceeded its carrying value, including goodwill. Our goodwill impairment testing is however, highly sensitive to certain assumptions and estimates used as discussed above. We continue to perform periodic analyses of the risks and strategies of our business and product offerings. If significant deterioration in the economic and credit conditions occur, or changes in the strategy or performance of our business or product offerings occur, an interim impairment test will again be required in 2011.

Valuation of Financial Instruments A substantial portion of our financial assets and liabilities are carried at fair value. These include trading assets and liabilities, including derivatives held for trading, derivatives used for hedging and securities available-for-sale. Certain loans held for sale, which are carried at the lower of amortized cost or fair value, are also reported at fair value when their amortized cost exceeds their current fair value.

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

We review and update our fair value hierarchy classifications at the end of each quarter. Quarterly changes related to the observability of the inputs to a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets as a percentage of total assets measured at fair value were approximately four percent at December 31, 2010. Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or changes in other comprehensive income recorded for a particular financial instrument. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value see “Fair Value” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

HSBC USA Inc.

structured credit and structured equity derivative products are sensitive to unobservable inputs such as default correlations and volatilities. These estimates are susceptible to significant changes in future periods as market conditions evolve.

We may adjust certain fair value estimates to ensure that those estimates appropriately represent fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as market liquidity and counterparty credit risk. Where relevant, a liquidity adjustment is applied to determine the measurement of an asset or a liability that is required to be reported at fair value. Assessing the appropriate level of liquidity adjustment requires management judgment and is often affected by the product type, transaction-specific terms and the level of liquidity for the product in the market. For financial liabilities, including derivatives measured at fair value, we consider the effect of our own non-performance risk on fair values. In assessing the credit risk relating to derivative assets and liabilities, we take into account the impact of risk mitigants including, but not limited to, master netting and collateral arrangements. Finally, other transaction specific factors such as the selection of valuation models available, the range of unobservable model inputs and other model assumptions can affect fair value estimates. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

Loans held for sale – Certain residential mortgage whole loans are classified as held for sale and are accounted for at lower of cost or fair value. The fair value of certain of these loans have historically been determined based on valuations of mortgage-backed securities that would be observed in a hypothetical securitization adjusted for dissimilarity in the underlying collateral, market liquidity, and direct transaction costs to convert mortgage loans into securities. During the recent market turmoil, pricing information on mortgage related assets became less available. In an inactive market where securitizations of mortgage whole loans may not regularly occur, we utilize alternative market information by reference to different exit markets to determine or validate the fair value of our mortgage whole loans. The determination of fair value for mortgage whole loans takes into account factors such as the location of the collateral, the loan-to-value ratio, the estimated rate and timing of delinquency, the probability of foreclosure and loss severity if foreclosure does occur.

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

HSBC USA Inc.

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

Asset-backed securities – Mortgage-backed securities and other asset-backed securities including Collateralized Debt Obligations (“CDOs”) and Collateralized Loan Obligations (“CLOs”) are classified as either available-for-sale or held for trading and are measured at fair value. The fair value measurements of these asset classes are primarily determined or validated by inputs obtained from independent pricing sources adjusted for the differences in the characteristics and performance of the underlying collateral, such as prepayments and defaults. During the recent credit crisis, the valuations of certain mortgage-backed and asset-backed securities have become less transparent. For these securities, internal valuation estimates are used to validate the pricing information obtained from independent pricing sources which measure fair value based on information derived from both observable and unobservable inputs.

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

HSBC USA Inc.

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

Impairment of securities available for sale Securities available-for-sale are measured at fair value and changes in fair value, net of related income taxes, are recognized in equity in other comprehensive income until the securities are either sold or an other-than-temporary impairment loss is recognized. Where the amount recognized in other comprehensive income related to a security available-for-sale represents a loss, the security is deemed to be impaired. To the extent that the impairment is deemed to be other-than-temporary, an other-than-temporary impairment loss is recognized. However for financial statement presentation purposes, only the credit loss component of such difference is recognized in earnings for a debt security that we do not intend to sell and for which it is not more-likely-than-not that we will be required to sell prior to recovery of its amortized cost basis. We do not consider impairment of held-to-maturity securities to be a critical accounting estimate as such security holdings are not significant.

Total securities available-for-sale amounted to $45.5 billion and $27.8 billion at December 31, 2010 and 2009, respectively, of which $45.4 billion or 99.8 percent at December 31, 2010 and $26.5 billion or 95.5 percent at December 31, 2009 were debt securities. The amount recorded in other comprehensive income relating to debt securities available-for-sale amounted to an increase of $211 million and $526 million during December 31, 2010 and 2009, respectively. A reduction in other comprehensive income relating to a debt security available-for-sale occurs when the fair value of the security is less than the security’s acquisition cost (net of any principal repayments and amortization) less any other-than-temporary impairment loss recognized in earnings.

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

Management’s current assessment of the holdings of available-for-sale ABSs with the most sensitivity to possible future impairment is focused on subprime and Alt-A residential mortgage-backed securities (“MBSs”). Our principal exposure to these securities is in the Global Banking and Markets’ business. Excluding holdings in certain special purpose entities where significant first loss risks are borne by external investors, the available-for-sale holdings in these categories within Global Banking and Markets amounted to $4 million at December 31, 2010 ($136 million at December 31, 2009). The available-for-sale fair value adjustment as at December 31, 2010 in relation to these securities was an unrealized gain of $1 million and at December 31, 2009, an unrealized gain of $7 million.

HSBC USA Inc.

The main factors in the reduction in fair value of these securities over the period were the effects of reduced market liquidity and negative market sentiment. The level of actual credit losses experienced was relatively low in both 2010 and 2009, notwithstanding the deterioration in the performance of the underlying mortgages in the period as U.S. home prices remained under pressure and defaults increased. The absence of significant credit losses is judged to be attributable to the seniority of the tranches we held as well as the priority for cash flow held by these tranches. In 2010, we recognized other-than-temporary impairment on held-to-maturity and available-for-sale securities of $79 million in earnings. In 2009, we recognized other than temporary impairment on available-for-sale securities of $124 million in earnings.

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

Mortgage Servicing Rights We recognize retained rights to service mortgage loans as a separate and distinct asset at the time the loans are sold. We initially value Mortgage Servicing Rights (“MSRs”) at fair value at the time the related loans are sold and subsequently measure MSRs at fair value at each reporting date with changes in fair value reflected in income in the period that the changes occur.

MSRs are subject to interest rate risk in that their fair value will fluctuate as a result of changes in the interest rate environment. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. These assumptions include expected prepayments, default rates and market-based option adjusted spreads. The estimate of fair value is considered to be a “critical accounting estimate” because the assumptions used in the valuation models involve a high degree of subjectivity that is dependent upon future interest rate movements. The reasonableness of these pricing models is validated on a quarterly basis by reference to external independent broker valuations and industry surveys.

Because the fair values of MSRs are significantly impacted by the use of estimates, the use of different estimates can result in changes in the estimated fair values of those MSRs, which can result in equity and earnings volatility because such changes are reported in current period earnings.

Deferred Tax Assets We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances, totaled $1.6 billion and $2.2 billion as of December 31, 2010 and 2009, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws, we have included the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

Since recent market conditions have created significant downward pressure and volatility on HSBC North America’s near-term pretax book income, our analysis of the realizability of deferred tax assets significantly discounts any future taxable income expected from operations and relies to a greater extent on continued liquidity

HSBC USA Inc.

and capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. We are included in HSBC North America’s consolidated Federal income tax return and in certain combined state returns. As we have entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which govern the current amount of taxes to be paid or received by the various entities, we look at HSBC North America and its affiliates, together with the tax planning strategies identified, in reaching our conclusion on recoverability. Absent capital support from HSBC and implementation of the related tax planning strategies, we would be required to record a valuation allowance against our deferred tax assets.

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

Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 can be found in Note 18, “Income Taxes,” in the accompanying consolidated financial statements.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at December 31, 2010 and increases (decreases) over prior periods are summarized in the table below:

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2009		2008
	2010	Amount	%	Amount	%

	(dollars are in millions)

Period end assets:
Short-term investments	$18,014	$(5,240)	(22.5)%	$(10,521)	(36.9)%
Loans, net	70,899	(4,729)	(6.3)	(7,817)	(9.9)
Loans held for sale	2,390	(518)	(17.8)	(2,041)	(46.1)
Trading assets	32,402	6,599	25.6	1,113	3.6
Securities	48,713	18,145	59.4	20,930	75.3
Other assets	11,395	(1,523)	(11.8)	(3,420)	(23.1)

	$183,813	$12,734	7.4%	$(1,756)	(.9)%

Funding sources:
Total deposits	$120,651	$2,417	2.0%	$1,672	1.4%
Trading liabilities	10,528	2,618	33.1	(5,791)	(35.5)
Short-term borrowings	15,187	8,675	100+	4,692	44.7
Interest, taxes and other liabilities	3,484	(1,754)	(33.5)	(1,486)	(29.9)
Long-term debt	17,230	(778)	(4.3)	(4,859)	(22.0)
Shareholders’ equity	16,733	1,556	10.3	4,016	31.6

	$183,813	$12,734	7.4%	$(1,756)	(.9)%

Short-Term Investments Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. Balances will fluctuate from year to

HSBC USA Inc.

year depending upon our liquidity position at the time. Overall balances decreased in 2010 as excess liquidity was redeployed into higher yielding securities.

Loans, Net Loan balances at December 31, 2010, and increases (decreases) over prior periods are summarized in the table below:

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2009		2008
	2010	Amount	%	Amount	%

	(dollars are in millions)

Commercial loans:
Construction and other real estate	$8,228	$(630)	(7.1)%	$(657)	(7.4)%
Business banking and middle market enterprises	7,942	424	5.6	(2,352)	(22.8)
Large corporate	10,745	1,020	10.5	(3,314)	(23.6)
Other commercial loans	3,356	(847)	(20.2)	(833)	(19.9)

Total commercial loans	30,271	(33)	(0.1)	(7,156)	(19.1)

Consumer loans:
Residential mortgages excluding home equity mortgages	13,697	(25)	(0.2)	(4,251)	(23.7)
Home equity mortgages	3,820	(344)	(8.3)	(729)	(16.0)

Total residential mortgages	17,517	(369)	(2.1)	(4,980)	(22.1)
Auto finance	-	(1,701)	(100)	(154)	(100)
Private label	13,296	(1,795)	(11.9)	(3,778)	(22.1)
Credit Card	10,814	(2,234)	(17.1)	8,677	100+
Other consumer	1,171	(288)	(19.7)	(653)	(35.8)

Total consumer loans	42,798	(6,387)	(13.0)	(888)	(2.0)

Total loans	73,069	(6,420)	(8.1)	(8,044)	(9.9)
Allowance for credit losses	2,170	(1,691)	(43.8)	(227)	(9.5)

Loans, net	$70,899	$(4,729)	(6.3)%	$(7,817)	(9.9	) %

Commercial loans at December 31, 2010 reflect the implementation of new accounting guidance relating to the consolidation of variable interest entities (“VIEs”) which resulted in an incremental $1.2 billion of large corporate commercial loans recognized on our balance sheet as of December 31, 2010. Excluding this impact, commercial loan balances decreased significantly as compared to 2009 and 2008 due to increased paydowns and managed reductions in certain exposures, including higher underwriting standards and lower overall demand from our core customer base.

Residential mortgage loans have decreased since December 31, 2009 and 2008. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a majority of our new residential loan originations through the secondary markets and have allowed the existing loan portfolio to run off, resulting in reductions in loan balances. In addition to normal sales activity, we also sold $4.5 billion of prime adjustable and fixed rate mortgage loans to third parties in 2009. The decreases were partially offset by increases to the portfolio associated with originations targeted at our Premier customer relationships.

As previously discussed, real estate markets in a large portion of the United States have been and continue to be affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our mortgage loan portfolio have generally deteriorated since origination. Refreshed loan-to-value ratios for our mortgage loan portfolio,

HSBC USA Inc.

excluding subprime residential mortgage loans held for sale, are presented in the table below. The overall improvement in the average refreshed LTV ratio reflects the impact of new loan vintages which have lower LTV ratios.

	Refreshed LTVs(1)(2)		Refreshed LTVs(1)(2)
	at December 31, 2010		at December 31, 2009
	First Lien	Second Lien	First Lien	Second Lien

LTV < 80%	75.1%	64.1%	71.5%	62.8%
80% ≤ LTV < 90%	11.9	13.5	14.3	14.9
90% ≤ LTV < 100%	6.8	9.8	7.7	9.5
LTV ≥ 100%	6.2	12.6	6.5	12.8
Average LTV for portfolio	67.1%	73.6%	68.1%	74.2%

(1)	Refreshed LTVs for first liens are calculated using the loan balance as of the reporting date. Refreshed LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property’s appraised value at the time of loan origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)	Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of September 30, 2010 and 2009, respectively.

Credit card and private label receivable balances decreased from 2009 due to fewer active customer accounts, the continued impact from actions previously taken to mitigate risk including tighter underwriting criteria to lower the risk profile of the portfolio, an increased focus by customers to reduce outstanding credit card debt and, as it relates to the private label portfolio, the exit of certain merchant relationships. At December 31, 2010, private label receivables include $911 million associated with merchants for which we no longer finance new purchases. Credit card receivables increased as compared to 2008 largely due to the purchase of the GM and UP Portfolios, with an outstanding principal balance of $12.4 billion at the time of purchase in January 2009 from HSBC Finance while private label receivables decreased from 2008 for the reasons discussed above.

Auto finance loans decreased from both 2009 and 2008 as a result of the sale of the remainder of our auto finance loans to SC USA in August 2010.

Other consumer loans have decreased primarily due to the discontinuation of originations of student loans and run-off of our installment loan portfolio.

Loans Held for Sale Loans held for sale at December 31, 2010 and increases (decreases) over prior periods are summarized in the following table.

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2009		2008
	2010	Amount	%	Amount	%

	(dollars are in millions)

Total commercial loans	$1,356	$230	20.4%	$482	55.1%

Consumer loans:
Residential mortgages	954	(432)	(31.2)	(2,558)	(72.8)
Auto finance	-	(353)	(100)	-	-
Other consumer	80	37	86.0	35	77.8

Total consumer loans	1,034	(748)	(42.0)	(2,523)	(70.9)

Total loans held for sale	$2,390	$(518)	(17.8)%	$(2,041)	(46.1	) %

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were

HSBC USA Inc.

$1.0 billion, $1.1 billion and $874 million at December 31, 2010, 2009 and 2008, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. Commercial loan balances under this program decreased compared to 2009 primarily due to loan sales, partially offset by improved valuations and increased compared to 2008 due primarily to improved valuations, partially offset by loan sales. In addition during 2010, we provided foreign currency denominated loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. The fair value of commercial loans held for sale under this program was $273 million at December 31, 2010. See Note 17, “Fair Value Option,” in the accompanying consolidated financial statements for further information.

Residential mortgage loans held for sale include subprime residential mortgage loans of $391 million, $757 million and $1.2 billion at December 31, 2010, 2009 and 2008, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. In addition to normal sale activity, during 2009, we sold approximately $4.5 billion of prime adjustable and fixed rate residential mortgage loans. No such sales occurred in 2010. We retained the servicing rights in relation to the mortgages upon sale. Overall balances have declined in 2010 largely due to subprime residential mortgage loan sales.

Auto finance loans held for sale at December 31, 2009 were sold to HSBC Finance during the first quarter of 2010 to facilitate the completion of a loan sale to a third party.

Other consumer loans held for sale consist of student loans which we no longer originate. Higher balances at December 31, 2010 reflect the reclassification of approximately $50 million of student loans from held for investment to held for sale in 2010, partially offset by the sale of a portion of these loans in the first quarter of 2010.

Consumer loans held for sale are recorded at the lower of cost or market value. While the book value of loans held for sale continued to exceed fair value at December 31, 2010, we experienced a decrease in the valuation allowance during 2010 primarily due to lower balances driven by loan sales. The book value of loans held for sale exceeded fair value at December 31, 2009, although the adverse conditions in the U.S. residential mortgage markets in 2009 resulted in increases to the related valuation allowance during 2009.

Trading Assets and Liabilities Trading assets and liabilities balances at December 31, 2010, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2009		2008
	2010	Amount	%	Amount	%

	(dollars are in millions)

Trading assets:
Securities(1)	$9,665	$4,325	81.0%	$4,552	89.0%
Precious metals	16,725	4,471	36.5	11,820	100+
Derivatives	6,012	(2,197)	(26.8)	(15,259)	(71.7)

	$32,402	$6,599	25.6%	$1,113	3.6%

Trading liabilities:
Securities sold, not yet purchased	212	81	61.8	(194)	(47.8)
Payables for precious metals	5,326	2,868	100+	3,727	100+
Derivatives	4,990	(331)	(6.2)	(9,324)	(65.1)

	$10,528	$2,618	33.1%	$(5,791)	(35.5)%

(1)	Includes U.S. Treasury securities, securities issued by U.S. government agencies and U.S. government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

HSBC USA Inc.

Securities balances as well as balances of securities sold, not yet purchased at December 31, 2010 increased from 2009 due to an increase in Treasury positions related to hedges for derivative positions in both the interest rate and emerging market trading portfolio. Securities balance increases from 2008 also reflect increased market values for asset backed securities from levels experienced in 2008 partially offset by the impact of sales of mortgage backed and asset backed securities held for trading purposes in 2009.

Precious metals trading assets at December 31, 2010 increased compared to 2009 and 2008 primarily due to higher prices on most metals and, compared to 2008, higher gold inventory. The higher payable for precious metals compared to both periods was primarily due to higher gold balances.

Derivative assets and liabilities balances as compared to 2009 were impacted by market volatility as valuations of credit derivatives decreased from small spread tightening and transaction unwinds, partially offset by increased value in foreign exchange and interest rate derivatives. Derivative assets and liabilities from December 31, 2008 were impacted by market volatilities as valuations of foreign exchange, interest rate and credit derivatives all reduced from significant spreads tightening in all sectors since 2008. In addition, credit derivatives had a large decrease as a number of transaction unwinds and commutations reduced the outstanding market value as management sought to actively reduce exposure.

Deposits Deposit balances by major depositor categories at December 31, 2010, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) From
		December 31,		December 31,
	December 31,	2009		2008
	2010	Amount	%	Amount	%

	(dollars are in millions)

Individuals, partnerships and corporations	$103,988	$5,581	5.7%	$5,355	5.4%
Domestic and foreign banks	11,912	(1,534)	(11.4)	(4,505)	(27.4)
U.S. government and states and political subdivisions	4,293	(121)	(2.7)	1,343	45.5
Foreign governments and official institutions	458	(1,509)	(76.7)	(521)	(53.2)

Total deposits	$120,651	$2,417	2.0%	$1,672	1.4%

Total core deposits(1)	$90,971	$7,744	9.3%	$22,191	32.3%

(1)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits were a significant source of funding during 2010, 2009 and 2008. Deposits at December 31, 2010 have increased since December 31, 2009 and 2008 as higher deposits from affiliates, growth in branch-based deposit products driven primarily by our Premier and branch expansion strategies and continued stability in the online savings product was partially offset by our efforts to manage down low margin wholesale deposits in order to maximize profitability. Our relative liquidity strength has also allowed us to lower rates to be in line with our competition on several low margin deposit products. Core domestic deposits, which are a substantial source of our core liquidity, increased during 2010 from both 2009 and 2008 driven by continuing growth in our Premier balances and increases in institutional transaction account balances.

We maintain a growth strategy for our core retail banking business, which includes building deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•	HSBC Premier, HSBC’s global banking service that offers internationally minded mass affluent customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager. Total Premier deposits have grown to $29.5 billion at December 31, 2010 as compared to $23.6 billion at December 31, 2009;

HSBC USA Inc.

•	Retail branch expansion in existing and new geographic markets to largely support the needs of our internationally minded customers. During 2010, we opened five new branches in the states of California, Maryland and Virginia; and

•	Deepening our existing customer relationships by needs-based sales of wealth, banking and mortgage products.

Short-Term Borrowings Balances at December 31, 2010 compared to 2009 and 2008 reflect significantly increased levels of securities sold under agreements to repurchase, as well as higher commercial paper balances due to the consolidation of the Bryant Park commercial paper conduit as a result of adopting new VIE accounting guidance effective January 1, 2010, which increased short-term borrowings by $3.0 billion at December 31, 2010.

Long-Term Debt Long-term debt at December 31, 2010 decreased as compared to 2009 due to an increased mix of lower rate short-term funding, the impact of long-term debt retirements and continued focus on deposit gathering activities. These increases were partially offset by the issuance of $4.7 billion of term-debt funding in 2010, including the collective issuance of $2.0 billion in subordinated debt by HSBC Bank USA and HSBC USA Inc. Long-term debt at December 31, 2009 declined as compared to 2008 as our overall asset levels decreased and we continued to focus on deposit gathering activities.

Incremental issuances from the $40.0 billion HSBC Bank USA Global Bank Note Program totaled $1.9 billion during 2010 and $698 million during 2009. Total debt outstanding under this program was $4.9 billion and $3.5 billion at December 31, 2010 and 2009, respectively.

Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $2.5 billion during 2010 compared to incremental issuances of $2.6 billion during 2009. Total long-term debt outstanding under this shelf was $6.5 billion and $5.5 billion at December 31, 2010 and 2009, respectively.

Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at December 31, 2010 and 2009. At December 31, 2010, we had the ability to access further borrowings of up to $2.7 billion based on the amount pledged as collateral with the FHLB.

In January 2009, as part of the purchase of the GM and UP Portfolio from HSBC Finance, we assumed $6.1 billion of securities backed by credit card receivables that were accounted for as secured financings. Borrowings under these facilities totaled $150 million and $2.4 billion at December 31, 2010 and 2009, respectively.

We have entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of certain of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and the debt of these VIEs. On January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board which amends accounting rules relating to the consolidation of VIEs. Application of this new guidance has resulted in the consolidation of one additional VIE and, therefore, the consolidated debt of VIE’s we now report is greater than that reported in previous periods. Debt obligations of VIEs totaling $3.0 billion and $205 million were included in short-term borrowings and long-term debt, respectively, at December 31, 2010. Debt obligations of VIEs totaling $3.0 billion were included in long-term debt at December 31, 2009. See Note 26, “Variable Interest Entities,” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income (loss).

Net Interest Income Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of

HSBC USA Inc.

consolidated average balances and interest rates on a taxable equivalent basis is presented in this MD&A under the caption “Consolidated Average Balances and Interest Rates.”

The following table presents changes in the components of net interest income according to “volume” and “rate.”

		2010 Compared to 2009			2009 Compared to 2008
		Increase (Decrease)			Increase (Decrease)
Year Ended December 31	2010	Volume	Rate	2009	Volume	Rate	2008

	(in millions)

Interest income:
Interest bearing deposits with banks	$73	$30	$(1)	$44	$132	$(270)	$182
Federal funds sold and securities purchased under resale agreements	38	(13)	6	45	(52)	(132)	229
Trading assets	147	62	(134)	219	(226)	(90)	535
Securities	1,181	387	(203)	997	152	(422)	1,267
Loans:
Commercial	955	(110)	(95)	1,160	(189)	(566)	1,915
Consumer:
Residential mortgages	678	(142)	(64)	884	(470)	(56)	1,410
Home equity mortgages	129	(16)	(2)	147	(3)	(72)	222
Private label cards	1,313	(219)	(103)	1,635	(119)	41	1,713
Credit cards	974	(179)	(97)	1,250	1,070	23	157
Auto finance	169	(249)	(24)	442	348	81	13
Other consumer	98	(23)	(13)	134	(30)	(24)	188

Total consumer	3,361	(828)	(303)	4,492	796	(7)	3,703
Other interest	48	(12)	14	46	(16)	(157)	219

Total interest income	5,803	(484)	(716)	7,003	597	(1,644)	8,050

Interest expense:
Deposits in domestic offices:
Savings deposits	376	65	(272)	583	63	(484)	1,004
Other time deposits	163	(39)	(148)	350	(175)	(344)	869
Deposits in foreign offices:
Foreign banks deposits	20	(5)	12	13	(41)	(164)	218
Other time and savings	21	10	(32)	43	9	(294)	328
Short-term borrowings	81	49	(42)	74	(34)	(175)	283
Long-term debt	605	(199)	22	782	(31)	(172)	985

Total interest expense	1,266	(119)	(460)	1,845	(209)	(1,633)	3,687

Net interest income - taxable equivalent basis	4,537	$(365)	$(256)	5,158	$806	$(11)	4,363

Tax equivalent adjustment	18			22			30

Net interest income – non taxable equivalent basis	$4,519			$5,136			$4,333

HSBC USA Inc.

The significant components of net interest margin are summarized in the following table.

Year Ended December 31	2010	2009	2008

Yield on total earning assets	3.58%	4.57%	5.39%
Rate paid on interest bearing liabilities	.94	1.46	2.71

Interest rate spread	2.64	3.11	2.68
Benefit from net non-interest or paying funds	.16	.25	.24

Net interest margin	2.80%	3.36%	2.92%

Significant trends affecting the comparability of 2010 and 2009 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	2010		2009		2008
		Interest Rate		Interest Rate		Interest Rate
Year Ended December 31	Amount	Spread	Amount	Spread	Amount	Spread

	(dollars are in millions)

Net interest income/interest rate spread from prior year	$5,158	3.11%	$4,363	2.68%	$3,432	1.90%

Increase (decrease) in net interest income associated with:
Trading related activities	(107)		(78)		300
Balance sheet management activities(1)	(26)		(219)		634
Private label receivable portfolio	(158)		237		260
Credit card portfolio	(234)		1,068		77
Commercial loans	(155)		143		317
Deposits	117		(216)		(627)
Residential mortgage banking	(28)		(6)		(5)
Other activity	(30)		(134)		(25)

Net interest income/interest rate spread for current year	$4,537	2.64%	$5,158	3.11%	$4,363	2.68%

(1)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to managing such risk, are described under the caption “Risk Management” in this Form 10-K.

Trading related activities Net interest income for trading related activities decreased during 2010 and 2009 primarily due to lower balances on interest earning trading assets, such as trading bonds, which was partially offset by lower cost of funds. Net interest income for trading related activities increased during 2008 due primarily to decreased funding costs.

Balance sheet management activities Lower net interest income from balance sheet management activities during 2010 and 2009 was primarily due to the sale of securities and the re-investment into lower margin securities, partially offset by positions taken in expectation of decreasing short-term rates including in 2010, additional purchases of U.S. Treasuries and Government National Mortgage Association mortgage-backed securities. During 2008, higher net interest income from balance sheet management activities was due primarily to positions taken in expectation of decreasing short-term rates.

Private label credit card portfolio Net interest income on private label credit card receivables was lower during 2010 as a result of higher premiums, lower average balances outstanding and lower receivable levels at penalty pricing, partially offset by lower funding costs and repricing initiatives. Net interest income was higher during both

HSBC USA Inc.

2009 and 2008 as a result of lower funding costs and lower amortization of premiums on the initial purchase as well as lower daily premiums.

Credit card portfolio Net interest income on credit card receivables decreased during 2010 primarily reflecting lower average balances outstanding, lower receivables levels at penalty pricing and higher premiums, partially offset by lower funding costs and repricing initiatives. Higher net interest income on credit card receivables during 2009 primarily reflects the impact of the purchase of the GM and UP Portfolios from HSBC Finance. Net interest income was higher in 2008 primarily due to the growing co-brand portfolio and lower funding costs.

Commercial loans Net interest income on commercial loans decreased during 2010 primarily due to lower average loan balances, partially offset by loan repricing, lower levels of nonperforming loans and lower funding costs. Net interest income on commercial loans was higher during 2009 due primarily to loan repricing and lower funding costs, partially offset by lower average balances. Net interest income was higher in 2008 due to higher levels of commercial loans, particularly to middle market customers.

Deposits Higher net interest income during 2010 reflects improved spreads in the Personal Financial Services (“PFS”) and Commercial Banking business (“CMB”) segments as deposit pricing has been optimized to reflect the on-going low interest rate environment. Both segments continue to be impacted, relative to historical trends, by the current rate environment and the growth in higher yielding deposit products such as on-line savings and Premier investor accounts.

Lower net interest income during 2009 and 2008 related to deposits is primarily due to spread compression on core banking activities in the PFS and CMB business segments. These segments were affected by falling interest rates, growth in higher yielding deposit products and an overall competitive retail market.

Residential mortgage banking Lower net interest income during 2010, 2009 and 2008 resulted from lower average residential loans outstanding partially offset by lower funding costs. Lower average residential loans outstanding resulted in part from the sale, in addition to normal sale activity, of approximately $4.5 billion and $7.0 billion of prime adjustable and fixed rate residential mortgages during 2009 and 2008, respectively.

Other activity Net interest income on other activity was lower in 2010, largely driven by lower net interest income on auto finance receivables, partially offset by lower interest expense related to long-term debt and higher net interest income related to interest bearing deposits with banks. Net interest income was lower in 2009 due to lower break funding charges charged back to specific loan portfolios, which was partially offset by higher net interest income related to a portfolio of auto finance loans purchased in January 2009 and lower funding costs on non-earning assets. Lower net interest income in 2008 was the result of lower interest income on consumer closed-end loans such as student loans and other consumer loans as balances declined from 2007, which was partially offset by lower funding costs on non-earning assets.

HSBC USA Inc.

Provision for Credit Losses The provision for credit losses associated with our various loan portfolios is summarized in the following table:

Year Ended December 31,	2010	2009	2008

	(in millions)

Commercial:
Construction and other real estate	$102	$179	$105
Business banking and middle market enterprises	18	135	187
Large corporate	(163)	214	86
Other commercial	(23)	137	50

Total commercial	$(66)	$665	$428

Consumer:
Residential mortgages, excluding home equity mortgages	(14)	364	286
Home equity mortgages	13	195	219
Private label card receivables	523	1,280	1,282
Credit card receivables	623	1,450	223
Auto finance	35	104	4
Other consumer	19	86	101

Total consumer	1,199	3,479	2,115

Total provision for credit losses	$1,133	$4,144	$2,543

During 2010, we decreased our credit loss reserves as the provision for credit losses was $1.7 billion lower than net charge-offs. During 2009, we increased our credit loss reserves as the provision for credit losses was $1.0 billion greater than net charge-offs. The decrease in 2010 reflects lower loss estimates in our commercial and consumer loan portfolios while loss estimates in these portfolios in 2009 were higher as discussed in more detail below. The provision as a percentage of average receivables was 1.52 percent in 2010, 4.79 percent in 2009 and 2.92 percent in 2008.

Commercial loan provision for credit losses decreased during 2010 as a result of lower loss estimates in all commercial portfolios due to lower outstanding balances including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits. Lower loss estimates in 2010 also reflect lower levels of nonperforming loans and criticized assets. The combination of all these factors has led to an overall net recovery in provision for commercial loans during 2010. These decreases were partially offset by a continuing high level of provision relating to certain commercial real estate lending relationships. Given the nature of the factors driving the reduction in commercial loan provision during the year, provision levels recognized in 2010 should not be considered indicative of provision levels in the future.

The increase in the commercial loan provision in 2009 was a result of higher loss estimates on our real estate, business banking and large corporate banking portfolios due to higher criticized loan levels reflecting customer downgrades in certain counterparties largely due to deteriorating economic conditions. Increased provision in our commercial real estate portfolio was largely due to condominium loans and land loans in the condominium construction market in South Florida and California, as well as in hotel and office construction in all markets, especially in the large metropolitan markets where construction projects were delayed. Our business banking portfolio experienced weakness particularly in small balance relationships. Although our large corporate banking portfolio deteriorated in most industry segments and geographies, consistent with the overall deterioration in the U.S. economy in 2009, customers in those areas of the economy that experienced above average weakness such as apparel, auto related suppliers and construction related businesses were particularly affected. Commercial loan provision also increased in 2009 as a result of a specific provision relating to a single private banking client

HSBC USA Inc.

relationship. These increases were partially offset by lower overall provisions in our middle market portfolio due to fewer downgrades in 2009.

The provision for credit losses on residential mortgages including home equity mortgages decreased $560 million during 2010 compared to an increase of $54 million during 2009. The decrease in 2010 was attributable to lower receivable levels and improvements in residential mortgage loan credit quality as dollars of delinquency and charge-off declined as compared to the prior year as outstanding balances continued to fall and housing market volatility declined. During 2009, the increase in provision for credit losses on residential mortgages was attributable to increased delinquencies within the prime residential first mortgage loan portfolio.

Provision expense associated with our private label card portfolio decreased $757 million in 2010 due to lower receivable levels, improved economic and credit conditions including lower delinquency levels and an improved outlook on future loss estimates as the impact of the economic environment including high unemployment levels on losses has not been as severe as previously anticipated. Provision expense associated with our private label card portfolio was relatively flat in 2009 as the impact of higher charge-off levels was largely offset by lower receivable levels, stable delinquency trends and an improved outlook on future loss estimates.

The provision for credit losses associated with credit card receivables decreased $827 million during 2010 compared to an increase of $1,227 million during 2009. The decrease in 2010 reflects lower receivable levels, improved economic and credit conditions, including lower dollars of delinquency, as well as an improved outlook on future loss estimates as the impact of the economic environment, including high unemployment rates, on losses has not been as severe as previously anticipated due in part to improved customer payment behavior, home price stability through much of 2010 and the impact of tighter underwriting initiated in prior periods. Lower receivable levels reflect fewer active customer accounts, the impact of actions previously taken to reduce risk as well as an increased focus by consumers to pay down credit card debt. The increase in the provision for credit losses associated with credit card receivables in 2009 reflects the impact of the purchase of the GM and UP Portfolios as previously discussed. Excluding these portfolios in 2009, provision remained higher primarily from higher delinquencies and charge offs within the co-brand credit card portfolios due to higher levels of personal bankruptcy filings, the impact from a weakened U.S. economy and lower recovery rates.

Provision expense associated with our auto finance portfolio decreased during 2010 as a result of the sale of the remaining auto loans purchased from HSBC Finance in August 2010 as previously discussed while prior to the sale, the portfolio continued to liquidate and used car prices continued to improve. Provision expense associated with our auto finance portfolio during 2009 increased due to the purchase of $3.0 billion in auto finance loans from HSBC Finance in January 2009.

Our methodology and accounting policies related to the allowance for credit losses are presented in “Critical Accounting Policies and Estimates” in this MD&A and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” in the accompanying consolidated financial statements. See “Credit Quality” in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.

HSBC USA Inc.

Other Revenues (Losses) The components of other revenues are summarized in the following tables.

Year Ended December 31,	2010	2009	2008

	(in millions)

Credit card fees	$910	$1,356	$879
Other fees and commissions	888	803	709
Trust income	102	125	150
Trading revenue	538	263	(2,662)
Net other-than-temporary impairment losses	(79)	(124)	(231)
Other securities gains, net	74	304	82
HSBC affiliate income:
Fees and commissions	97	129	108
Other affiliate income	59	11	20

Total HSBC affiliate income	156	140	128
Residential mortgage banking revenue(1)	(122)	172	(11)
Gain (loss) on instruments designated at fair value and related derivatives	294	(253)	286
Other income (loss):
Valuation of loans held for sale	47	(250)	(513)
Insurance	17	24	37
Earnings from equity investments	30	30	61
Miscellaneous income	92	(1)	164

Total other income (loss)	186	(197)	(251)

Total other revenues (losses)	$2,947	$2,589	$(921)

(1)	Includes servicing fees received from HSBC Finance of $8 million, $12 million and $14 million during 2010, 2009 and 2008, respectively.

Credit card fees Lower credit card fees during 2010 was due primarily to lower receivable levels as a result of fewer active customer accounts, changes in customer behavior, the continuing impact of efforts to manage risk initiated in prior periods, improved delinquency levels and the implementation of certain provisions of the CARD Act. The CARD Act has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees, restrictions on fees charged to process on-line and telephone payments and lower late fees due to limits on fees that can be assessed all of which are considered in determining the purchase price of the receivables purchased daily from HSBC Finance. Also contributing to the decrease were higher revenue share payments due to improved cash flows and renegotiation of certain merchant agreements as well as higher reversals of fee income stemming from reduced charge-off activity related to the acquisition of the GM and UP Portfolios in January 2009 due to purchase accounting. During 2009, higher credit card fees were due primarily to substantially higher outstanding credit card balances due to the purchase of the GM and UP Portfolios as previously discussed. Also contributing to the increase were higher late fees on private label cards due to increased average delinquency levels throughout 2009 partially offset by higher fee charge-offs due to increased loan defaults.

Other fees and commissions Other fee-based income increased during 2010 driven by higher commercial loan fee accruals and higher refund anticipation loan fees. Beginning in 2010, we began to keep a portion of originated refund anticipation loans on our balance sheet. As a result, we earn fee income on these loans. The loans we kept were transferred to HSBC Finance at par only if they reached a certain defined delinquency status. During 2009, other fee-based income increased due to higher customer referral fees, commercial loan commitment fees, loan syndication fees and fees generated by the Payments and Cash Management business.

HSBC USA Inc.

Trust income Trust income declined in 2010 and 2009 primarily due to lower domestic custody fees from lower assets under management and margin pressures as money market assets have shifted from higher fee asset classes to lower fee institutional class funds.

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

Year Ended December 31,	2010	2009	2008

	(in millions)

Trading revenue (loss)	$538	$263	$(2,662)
Net interest income	32	165	193

Trading related revenue (loss)	$570	$428	$(2,469)

Business:
Derivatives	$243	$(362)	$(2,445)
Balance sheet management	87	103	(433)
Foreign exchange	174	245	392
Precious metals	60	67	96
Global banking	11	386	(99)
Other trading	(5)	(11)	20

Trading related revenue (loss)	$570	$428	$(2,469)

2010 Compared to 2009 Trading revenue increased during 2010 as the prior year reflects reductions to revenue associated with credit derivative products due to the adverse market conditions which existed at that time. Improved market conditions in 2010 and continued reductions in counterparty exposure have resulted in increases to trading revenues in 2010.

Trading revenue related to derivatives improved during 2010 largely due to the performance of structured credit products which reported total gains of $219 million during 2010 as compared to losses of $369 million during 2009. The performance of credit derivatives also improved during 2010 as credit spread volatility and the outlook for corporate defaults improved and exposures to several counterparties, including monoline insurers, were reduced as a result of the early termination of transactions. As a result, we recorded gains for monolines of $93 million during 2010 compared to losses of $152 million in 2009. Partly offsetting the improvement in credit derivatives revenue were reductions in other derivative products substantially due to lower deal activity as the demand in the marketplace for highly structured products declined.

Trading income related to balance sheet management activities declined in 2010 primarily due to lower net interest income as holdings of certain collateralized mortgage obligations were sold for risk management purposes.

Foreign exchange trading revenue declined in 2010 primarily due to narrower trading spreads as increased competition reduced trading margins.

Precious metals volumes increased in 2010 as a result of continued demand for metals as a perceived safe haven investment. Trading revenue declined compared to the prior year due to narrower trading spreads and higher funding costs associated with higher inventory levels required to support trading volumes.

Global banking trading revenue decreased significantly during 2010 due to the sale of high yield corporate debt securities sold in the early part of 2010 that appreciated during 2009.

HSBC USA Inc.

2009 Compared to 2008 Trading revenue (loss) during 2009 continued to be affected by reduced liquidity and volatility in the credit markets although the magnitude of such impacts was not as severe when compared to the prior year. While liquidity improved in 2009, it continued to be lower than experienced before the financial crisis. Trading revenue (loss) for 2008 was significantly affected by reduced liquidity, widening spreads and higher volatility in the credit markets.

Trading revenue related to derivatives improved significantly during 2009 due to the performance of structured credit products which reported total losses of $369 million during 2009 as compared to total losses of $2.5 billion during 2008. The performance of credit derivatives improved in 2009 as credit spread volatility and the outlook for corporate defaults stabilized, and exposures to several counterparties, including monoline insurers, were reduced as a result of the early termination of transactions. As a result we recorded losses for monolines of $152 million during 2009 compared to losses of $1.0 billion in 2008.

Trading revenue related to balance sheet management activities improved in 2009 primarily due to more favorable trends in credit spreads on asset backed securities held for trading purposes and increased sales of mortgage backed and other asset backed securities held for trading purposes.

Foreign exchange revenue declined in 2009 primarily due to lower volumes and narrower trading spreads.

Precious metals continued to deliver strong results in 2009, however revenue declined from 2008 levels which benefitted from a higher demand for metals due to economic instability, which eased somewhat in 2009.

Global banking revenue increased during 2009 primarily due to increased values on corporate bonds as credit spreads narrowed on these securities compared to 2008.

Net other-than-temporary impairment (losses) recoveries During 2010 and 2009, 39 and 28 debt securities, respectively, were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates with only the credit component of such other-than-temporary impairment recognized in earnings. Prior to 2009, all other-than-temporary impairment losses were recorded in earnings. The following table presents other-than-temporary impairment recognized in earnings.

Year Ended December 31,	2010	2009	2008

	(in millions)

Other-than-temporary impairment losses recognized in consolidated statement of income (loss)	$(79)	$(124)	$(231)

Other securities gains, net We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. The following table summarizes the net other securities gains (losses) resulting from various strategies.

Year Ended December 31,	2010	2009	2008

	(in millions)

Sale of MasterCard or Visa Class B Shares	$-	$48	$83
Securities available-for-sale	74	256	-
Other	-	-	(1)

Total securities gains (losses), net	$74	$304	$82

Gross realized gains and losses from sales of securities are summarized in Note 6, “Securities,” in the accompanying consolidated financial statements.

HSBC USA Inc.

During 2010, we sold $14.1 billion of U.S. Treasury, municipal, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $177 million and losses of $103 million, which is included as a component of other security gains, net above. During 2009, we sold $17.4 billion of U.S. Treasury, municipal, mortgage-backed and other asset-backed securities for the reasons discussed above and recognized gains of $312 million and losses of $56 million during the year which is included as a component of other security gains, net above.

HSBC affiliate income Affiliate income was higher during 2010 due to higher fees and commissions earned from HSBC Finance affiliates as compared to the prior year driven by the transfer of certain real estate default servicing employees from HSBC Finance in July 2010, partially offset by lower fees and commissions earned from HSBC Markets USA (“HMUS”) and other HSBC affiliates and lower fees on tax refund anticipation loans as in 2010, we transferred only a portion of these loans to HSBC Finance upon origination as discussed above. During 2009, affiliate income was higher due largely to higher fees and commissions earned from HMUS and HSBC Securities, USA. These increases in 2009 were partially offset by lower net sales credits received from affiliates for customer referrals and lower gains on tax refund anticipation loans due to lower origination volumes as there was an on-going relationship with only one third party provider during the 2009 tax season, as well as a shift in mix to lower revenue, lower risk products.

During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which historically served as a significant part of our underwriting process for Taxpayer Financial Services (“TFS”) tax refund products. It was determined that, without use of the Debt Indicator, we could no longer offer the product that has historically accounted for the substantial majority of our TFS loan production in a safe and sound manner and, therefore, we would no longer offer tax refund anticipation loans and other related products going forward in 2011.

Residential mortgage banking revenue The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income (loss) and reflects actual interest earned, net of interest expense and corporate transfer pricing.

Year Ended December 31	2010	2009	2008

	(in millions)

Net interest income	$221	$249	$255

Servicing related income:
Servicing fee income	121	129	130
Changes in fair value of MSRs due to:
Changes in valuation, including inputs or assumptions	(12)	60	(213)
Realization of cash flows	(92)	(56)	(96)
Trading – Derivative instruments used to offset changes in value of MSRs	115	(31)	160

Total servicing related income	132	102	(19)

Originations and sales related income:
Gains (losses) on sales of residential mortgages	53	95	(17)
Provision for repurchase obligations	(341)	(65)	-
Trading and hedging activity	4	18	3

Total originations and sales related income	(284)	48	(14)

Other mortgage income	30	22	22

Total residential mortgage banking revenue included in other revenues (losses)	(122)	172	(11)

Total residential mortgage banking related revenue	$99	$421	$244

HSBC USA Inc.

Lower net interest income during 2010 and 2009 reflects lower loan balances, partially offset by lower funding costs as well as reduced deferred cost amortization on lower average outstandings. Lower loan balances reflect, in addition to normal sale activity, the sale of approximately $4.5 billion and $7.0 billion in 2009 and 2008, respectively, of prime adjustable and fixed rate residential mortgages for which we retained the servicing rights. We continue to sell the majority of new loan originations to government sponsored enterprises and allow existing loans to runoff. Consistent with our Premier strategy, additions to the portfolio are comprised largely of Premier relationship products.

Total servicing related income increased in 2010 and 2009 due to improved net hedged MSR performance, partially offset during 2010 by increased realization of cash flows and lower servicing fee income as the average serviced loan portfolio declined as new originations sold were more than offset by prepayments. In 2009, servicing fee income was flat as payments owed to the GSEs increased significantly as prepayments increased which offset the impact of a higher average serviced portfolio.

Originations and sales related income decreased significantly in 2010 as higher gains from normal loan sales (excluding held mortgage asset sales) were more than offset by higher estimates of exposure on repurchase obligations associated with previously sold loans. In addition, we recorded gains of $70 million during 2009 related to held mortgage asset sales on sales of approximately $4.5 billion. There were no held mortgage asset sales during 2010. During 2010, we recorded expense of $341 million due to an increase in our estimated exposure associated with repurchase obligations on loans previously sold compared to expense of $65 million recorded in 2009 for such exposure. During 2009, originations and sales related income increased primarily due to gains from loan sales as discussed above, partially offset by an increase in our reserve for potential repurchase liability exposure. In 2008, we recorded gains of $17 million on sales of approximately $7.0 billion in 2008. In addition, 2008 reflects a write down on a pool of Alt A loans classified as held for sale due to the volatile market conditions which existed at that time.

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

Valuation of loans held for sale Valuation adjustments on loans held for sale improved during 2010 due to reduced volatility in the U.S. residential mortgage markets throughout much of 2010. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are sub-prime residential mortgage loans with a fair value of $391 million and $757 million as of December 31, 2010 and 2009, respectively. Loans held for sale are recorded at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Valuations on residential mortgage loans we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss). Valuations on loans held for sale in 2010 also reflects an $89 million settlement gain relating to certain whole loans previously purchased for re-sale from a third party. In 2009, valuation adjustments on loans held for sale were not as severe as experienced in 2008 as market conditions began to improve in the second half of 2009. During 2009, overall weakness and illiquidity in the U.S. residential mortgage market and continued delinquencies, particularly in the sub-prime market, resulted in valuation adjustments totaling $233 million being recorded on these loans. In addition, we recorded valuation adjustments on education loans held for sale of $17 million during 2009.

Other income (loss) Excluding the valuation of loans held for sale discussed above, other income (loss) increased during 2010 due largely to higher miscellaneous income due to improved performance related to credit derivatives used to economically hedge certain commercial loans, a $9 million gain on the sale of auto finance loans to SC USA and a $66 million gain relating to the sale of our equity investment in Wells Fargo HSBC Trade Bank partially offset by lower gains on a judgment as discussed below. Excluding the valuation of loans held for sale discussed above,

HSBC USA Inc.

during 2009 other income (loss) decreased due to lower valuations on credit default swaps used to economically hedge credit exposures, combined with lower equity investment income driven by the sale of our equity interest in HSBC Private Bank (Suisse) S.A. in the first quarter of 2009. These decreases were partially offset by an $85 million gain related to a judgment whose proceeds were used to redeem 100 preferred shares issued to CT Financial Services Inc. The obligation to redeem the preferred shares upon our receipt of the proceeds from the judgment represented a contractual arrangement established in connection with our purchase of a community bank from CT Financial Services Inc. in 1997 at which time this litigation remained outstanding. We received a final payment of $5 million in March 2010, relating to this judgment.

Operating Expenses The components of operating expenses are summarized in the following table.

Year Ended December 31	2010	2009	2008

	(dollars are in millions)

Salaries and employee benefits:
Salaries	$595	$617	$713
Employee benefits	466	496	503

Total salary and employee benefits	1,061	1,113	1,216

Occupancy expense, net	267	280	277

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	715	725	473
Fees paid to HMUS	288	247	210
Fees paid to HTSU	780	471	255
Fees paid to other HSBC affiliates	117	144	210

Total support services from HSBC affiliates	1,900	1,587	1,148

Other expenses:
Equipment and software	48	40	42
Marketing	110	116	137
Outside services	132	98	118
Professional fees	74	89	81
Telecommunications	14	14	20
Postage, printing and office supplies	15	16	36
Off-balance sheet credit reserves	(29)	20	81
FDIC assessment fee	134	208	58
Goodwill impairment(1)	-	-	54
Insurance business	(2)	51	43
Miscellaneous	309	248	234

Total other expenses	805	900	904

Total operating expenses	$4,033	$3,880	$3,545

Personnel – average number	9,507	9,587	11,731
Efficiency ratio	54.02%	50.23%	103.90%

(1)	Represents the entire amount of goodwill allocated to the residential mortgage banking reporting unit.

Salaries and employee benefits Salaries and employee benefits expense decreased in 2010 due to the transfer of additional support services employees to HTSU in 2010 as described below and continued cost management efforts partially offset by increased costs associated with the transfer of certain employees from HSBC Finance to the

HSBC USA Inc.

default mortgage loan servicing department of a subsidiary of HSBC Bank USA in July 2010. During 2009, salaries and employee benefits expense were lower due to the transfer of support services employees to an affiliate, as described below, as well as continued cost management efforts, including the impact of global resourcing initiatives undertaken by management, which resulted in lower headcount, partially offset by higher pension expense stemming from reduced plan asset values due to the volatile capital markets.

Occupancy expense, net Occupancy expense during 2010 included lease abandonment costs of $8 million associated with the closure of several non-strategic branches and in 2009, included a $20 million impairment of a data center building held for use. Excluding the impact of these items from both years, occupancy expense was flat in 2010 as higher costs associated with the expansion of the core banking network within the PFS segment were offset by the transfer of additional shared services employees and their related workspace expenses to an affiliate, as discussed below. During 2010, we opened five new branches resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses. Excluding the impact of the impairment described above, during 2009 occupancy expense declined due to the transfer of shared services employees and their related workspace expenses to an affiliate as discussed below, partially offset by higher occupancy expense due to the continued expansion of the core banking and commercial lending networks within the PFS and CMB business segments as we opened 18 branches in 2009.

Support services from HSBC affiliates includes technology and certain centralized support services, including human resources, corporate affairs and other shared services and beginning in January 2010, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans, private label card receivables, credit card receivables and auto finance receivables until the auto finance portfolio was sold in August 2010.

Higher support services from HSBC affiliates during 2010 reflects the increased level of services provided, including higher compliance costs and higher fees paid to HSBC Finance for servicing and assuming the credit risk associated with refund anticipation loans originated and held on our balance sheet as a result of the change in the management of the refund anticipation loan program between HSBC Bank USA and HSBC Finance in 2010. These increases in 2010 were partially offset by lower levels of receivables being serviced. During 2009, support services from HSBC affiliates increased as a result of a significant increase in fees paid to HSBC Finance for servicing largely as a result of the purchase of the GM and UP Portfolios and certain auto finance loans from HSBC Finance in early January 2009 as well as higher fees paid to HTSU due to increased services being provided as human resources, corporate affairs and other shared services were centralized beginning in January 2009. Support services from HSBC affiliates also increased in both periods as a result from higher utilization of other HSBC affiliates in support of global resourcing initiatives, which has resulted in a corresponding reduction in salary and employee benefit expense.

Marketing expenses Lower marketing and promotional expenses in 2010 and 2009 resulted from continued optimization of marketing spend as a result of general cost saving initiatives, partially offset by a continuing investment in HSBC brand activities and marketing support for branch expansion initiatives, primarily within the PFS business segment and during 2010 in the CMB business segment.

Other expenses Other expenses (excluding marketing expenses) decreased during 2010 due to lower FDIC assessment fees as the prior year included an $82 million special assessment recorded in the second quarter of 2009 as well as improved estimates of off-balance sheet exposure and lower insurance costs during 2010. The decreases were partially offset by higher miscellaneous expenses, including higher legal costs, higher collection agency costs and higher outside services costs. During 2009 other expenses increased due to the higher FDIC assessment fees discussed above and higher corporate insurance costs, partially offset by lower outside services fees, improved estimates of off balance sheet credit reserves and the impact of goodwill impairment charges recorded during 2008 with no similar charge being recorded in 2009.

HSBC USA Inc.

Efficiency ratio Our efficiency ratio, which is the ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues, was 54.02 percent in 2010 compared to 50.23 percent in 2009 and 103.90 percent in 2008. The deterioration in 2010 reflects higher operating expenses while the total of net interest income and other revenues declined. The improvement in the efficiency ratio in 2009 resulted primarily from an increase in other revenues (losses) and net interest income, partially offset by higher operating expenses.

Segment Results – IFRS Basis

We have five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described under Item 1, “Business” in this Form 10-K. There have been no changes in the basis of segmentation or measurement of segment profit (loss) as compared with the presentation in our 2009 Form 10-K. Our segment results are reported on a continuing operations basis.

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

We are currently in the process of re-evaluating the financial information used to manage our business including the scope and content of the financial data being reported to our management and Board of Directors. To the extent we make changes to this reporting in 2011, we will evaluate any impact such changes may have to our segment reporting.

As discussed in Note 3, “Discontinued Operations,” our wholesale banknotes business (“Banknotes Business”), which was previously reported in our Global Banking and Markets segment, is now reported as discontinued operations and is no longer included in our segment presentation.

Personal Financial Services (“PFS”)  During 2010, we continue to direct resources towards the expansion of the core retail banking business and in particular the growth of wealth services and HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. In addition, expansion of the branch network continued during 2010 with the opening of five new branches in geographic markets with international connectivity as well as continued investment in the HSBC brand. We intend to open additional new branches in strategic geographies as the opportunity arises. Premier customers increased to approximately 490,000 at December 31, 2010, a 38 percent increase from December 31, 2009. We remain focused on providing differentiated premium services to the internationally minded mass affluent and upwardly mobile customers.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises. Consistent with our strategy, additions to our portfolio are primarily comprised of Premier relationship products. In addition to normal sales activity, we sold prime adjustable and fixed rate mortgage loan portfolios to third parties in prior years. In addition to normal sales volume, during 2009 and 2008, we sold approximately $4.5 billion and $7.0 billion, respectively, of prime adjustable and fixed rate residential mortgage loans to third parties. No such sales occurred during 2010. We retained the servicing rights in relation to the mortgages upon sale. As a result, average residential mortgage loans outstanding have continued to decline during 2010, decreasing approximately 18 percent in 2010 and 35 percent in 2009 as compared to average residential mortgage loans outstanding during 2009 and 2008, respectively.

HSBC USA Inc.

The following table summarizes the IFRSs Basis results for our PFS segment:

Year Ended December 31	2010	2009	2008

	(in millions)

Net interest income	$976	$916	$849
Other operating income	164	262	327

Total operating income	1,140	1,178	1,176
Loan impairment charges	50	616	520

	1,090	562	656
Operating expenses	1,277	1,255	1,353

Loss before tax	$(187)	$(693)	$(697)

2010 loss before tax compared to 2009 Our PFS segment reported a loss before tax during 2010 which was lower than the loss before tax during the prior year. The improvement was driven by lower loan impairment charges as well as higher net interest income, which was partially offset by lower other operating income and higher operating expenses.

Net interest income increased in 2010, driven by a combination of customer deposit interest rate reductions and additional funding credits on deposits. The higher net interest income was partially offset by lower levels of mortgage loans outstanding in part due to mortgage loan sales as the portfolio continues to decline.

Other operating income decreased in 2010 reflecting the impact of increases in our estimate of exposure on repurchase obligations associated with previously sold loans which reduced other operating income in 2010 by $341 million as compared to $65 million in 2009. In addition, changes to the ability to charge overdraft fees implemented on July 1, 2010 reduced deposit fee income by $18 million. Other operating income in 2009 also reflects the impact of intersegment charges from the Global Banking and Markets segment of $170 million relating to costs associated with early termination of the funding associated with residential mortgage loan sales, partially offset by net gains on the sales of these residential mortgage loans of $73 million. There were no similar transactions during 2010.

Loan impairment charges declined in 2010, driven largely by improvements in residential mortgage loan credit quality as dollars of delinquency and loss severities in 2010 have moderated which, along with lower loan balances, has led to an improvement in our future loss estimates.

Operating expenses increased in 2010 driven by higher costs from shared services, including higher compliance and technology costs and from the expansion of our branch network. This was partially offset by lower FDIC assessment fees largely driven by the special assessment in the second quarter of 2009 as discussed above and the impact of a $48 million pension curtailment gain recorded in the first quarter of 2010 as a result of the decision in February 2010 to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America defined benefit pension plan effective January 1, 2011. In addition, we recorded a recovery of $16 million in 2010 related to the Visa legal accrual previously established in 2007 as compared to a recovery of $9 million in 2009.

2009 loss before tax compared to 2008 Our PFS segment reported a decreased loss before tax in 2009 due to higher net interest income and lower operating expenses partially offset by lower other operating income and higher loan impairment charges.

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

HSBC USA Inc.

Other operating income decreased during 2009 primarily due to lower personal service charges, ATM and other fees, and, beginning in 2009, a reclassification of loyalty program expenses for cards as a reduction to revenue. Additionally, 2008 benefited from an $83 million gain on the sale of Visa Class B shares. Also contributing to lower other operating income in 2009 was higher mortgage reinsurance costs and break funding charges from the Global Banking and Markets segment of $170 million relating to costs associated with early termination of the funding associated with residential mortgage loan sales compared with a similar charge of $142 million during 2008. These charges were partially offset by net gains on the sales of these same residential mortgage loans of $73 million and $22 million during 2009 and 2008, respectively, as well as better net hedged MSR performance following a very volatile mortgage market in 2008.

Deterioration in credit quality, particularly on prime residential mortgage loans and credit cards negatively impacted results in 2009. Higher loan impairment charges in 2009 were driven by an increase in delinquencies, which resulted in significantly increased charge offs within the home equity mortgage loan and residential first mortgage loan portfolios due to increased loss severities as real estate values continued to deteriorate in certain markets. Loan impairment charges on credit card receivables and other consumer loans also increased. The increase in charge offs within the prime residential mortgage loan portfolio was partially offset by a lower increase in overall reserve levels in 2009 compared to that experienced in 2008. Increased levels of personal bankruptcy filings and deterioration in the U.S. economy, including rising unemployment rates, resulted in the deterioration in credit quality across all products as compared to the prior year.

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

Consumer Finance (“CF”) The CF segment includes the private label and co-brand credit cards, and other loans acquired from HSBC Finance or its correspondents, including the GM and UP Portfolios and certain auto finance loans which were sold to SC USA in August 2010 as well as portfolios of nonconforming residential mortgage loans (the “HMS Portfolio”) purchased in 2003 and 2004. HSBC Finance services the receivables purchased for a fee.

The following table summarizes the IFRSs Basis results for our CF segment:

Year Ended December 31	2010	2009	2008

	(in millions)

Net interest income	$1,865	$2,101	$1,250
Other operating income	171	353	325

Total operating income	2,036	2,454	1,575
Loan impairment charges	972	2,073	1,650

	1,064	381	(75)
Operating expenses	162	88	46

Profit (loss) before tax	$902	$293	$(121)

2010 profit (loss) before tax compared to 2009 Our CF segment reported a higher profit before tax during 2010 largely due to lower loan impairment charges which was partially offset by lower net interest income, lower other operating income and higher operating expenses.

HSBC USA Inc.

Net interest income was lower in 2010 driven by lower outstanding receivable levels including lower auto loan receivables as a result of the sale of the auto loan portfolio to SC USA, lower credit card and private label card yields due to lower receivable levels at penalty pricing primarily due to the impact of the CARD Act, higher premiums and higher charge-offs of credit card interest as the GM and UP portfolios recorded at fair value upon purchase in January 2009 continue to decline and be replaced by new volume. This was partially offset by repricing initiatives, a lower cost of funds due to a lower short term interest rate environment and a refinement to the assumptions used in allocating interest to the portion of the GM and UP portfolio previously recorded at fair value.

Other operating income decreased during 2010 due to lower fee income resulting from lower levels of credit card and private label card receivables outstanding including lower late fees on these portfolios driven by changes in customer behavior and the impact of the CARD Act, lower delinquency levels, higher charge-off of credit card fees on the GM and UP portfolios due to the runoff of purchase accounting as discussed above and higher revenue share payments. These decreases were partially offset by lower servicing fees on portfolios serviced by our affiliate, HSBC Finance (which is recorded as a reduction to other operating income) due to lower outstanding receivable levels including the transfer of the servicing of the auto finance loans in March 2010 to SC USA, which servicing costs were reflected in operating expense and a $49 million gain in August 2010 on the sale of the remaining auto finance loans to SC USA.

Loan impairment charges associated with credit card receivables, including private label credit card receivables, decreased during 2010 due to lower receivable levels driven by fewer active customer accounts, higher customer payment rates and previous risk mitigation efforts. Also contributing to the decrease were improved economic and credit conditions including lower dollars of delinquency as well as an improved outlook on future loss estimates as the impact of the current economic environment including high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior. In addition, the GM and UP Portfolios experienced increased loan impairment charges in 2009 as these portfolios were recorded at fair value when they were purchased in January 2009 which resulted in no allowance for loan losses being established upon acquisition, creating the need to establish loan loss reserves as new volume was originated.

Operating expenses increased in 2010 due to higher collection costs on bad debt accounts which were previously reported in loan impairment charges, higher fraud expenses and prior to disposition, increased servicing costs associated with the transfer of the servicing associated with our auto finance portfolio from HSBC Finance to SC USA, partially offset by the impact of higher FDIC assessment fees in the prior year due to a special FDIC assessment during the second quarter of 2009.

As discussed in previous filings, on May 22, 2009, the CARD Act was signed into law. We have implemented all provisions of the CARD Act. The CARD Act has required us to make changes to our business practices, and will require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes in response to the new legislation have either been implemented or are under continuing analysis. The implementation of these new rules did not have a material adverse impact to us as the lower revenue associated with certain provisions of the CARD Act was considered in the purchase price to HSBC Finance on new sales volume.

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

HSBC USA Inc.

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

Commercial Banking (“CMB”) Our Commercial Banking segment serves three client groups, notably Middle Market Enterprises, Business Banking and Commercial Real Estate. CMB’s business strategy is to be the leader in international banking in target markets. In the U.S., CMB strives to execute on that vision and strategy by proactively targeting the growing number of U.S. companies that are increasingly in need of international banking, financial products and services. The products and services provided to these client groups are offered through multiple delivery systems including the branch banking network. We continue to focus on building our core proposition to mid size international companies based on the west coast and in Texas and Florida.

During 2010, interest rate spreads, while improved from the prior year, continued to be pressured from a low interest rate environment while loan impairment charges improved. An increase in demand for loans towards the end of 2010 coupled with customer deleveraging in the fourth quarter of 2009 has resulted in a 6 percent increase in loans outstanding to middle-market customers at December 31 2010 as compared to December 31, 2009. The business banking loan portfolio has seen a 5 percent decrease in loans outstanding since December 31, 2009 resulting from an increase in paydowns and a decline in the demand for new credit facilities. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume, which resulted in a 9 percent decline in outstanding receivables for this portfolio since December 31, 2009. Average customer deposit balances across all CMB business lines during 2010 increased 5 percent as compared to December 31, 2009 and average loans decreased 11 percent as compared to December 31, 2009. In February 2010, we completed the sale of our interest in Wells Fargo HSBC Trade Bank (“WHTB”) to Wells Fargo and recorded a gain of $66 million which is included in other operating income.

HSBC USA Inc.

The following table summarizes the IFRSs Basis results for our CMB segment:

Year Ended December 31	2010	2009	2008

	(in millions)

Net interest income	$704	$725	$753
Other operating income	455	353	322

Total operating income	1,159	1,078	1,075
Loan impairment charges	115	309	288

	1,044	769	787
Operating expenses	681	634	594

Profit before tax	$363	$135	$193

2010 profit before tax compared to 2009 Our CMB segment reported a higher profit before tax during 2010 as higher other operating income and lower loan impairment charges were partially offset by lower net interest income and higher operating expenses.

Net interest income decreased in 2010 as lower loan balances offset growth in deposit balances and improved loan spreads from re-pricing activities in late 2009.

Other operating income increased during 2010 reflecting higher income from Agency sales, syndications, higher commercial loan fee accruals and gains on the sale of certain commercial real estate loans. The increase in 2010 also reflects a $66 million gain on the sale of our equity investment in WHTB.

Loan impairment charges decreased in 2010 as economic conditions improved and credit quality began to stabilize resulting in improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and fewer customer downgrades across all business lines. These improvements were partially offset by a specific provision on a single commercial real estate lending relationship.

Operating expenses increased during 2010 due to higher expenses relating to infrastructure costs such as compliance, higher retail network expenses and higher performance related compensation costs, which were partially offset by a $16 million pension curtailment gain recorded in the first quarter of 2010 as well as lower FDIC assessment fees due to a special FDIC assessment recorded during the second quarter of 2009.

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

Global Banking and Markets Our Global Banking and Markets business segment supports HSBC’s emerging markets-led and financing-focused global strategy by leveraging HSBC Group advantages and scale, strength in developed and emerging markets and Global Markets products expertise in order to focus on delivering international products to U.S. clients and local products to international clients, with New York as the hub for the Americas business.

HSBC USA Inc.

There are four major lines of business within Global Banking and Markets: Global Banking, Global Markets, Transaction Banking and Asset Management. The Global Banking business line includes corporate lending and investment banking activities, and this unit also coordinates client relationships across all Global Markets and Banking products. The Global Markets business services the requirements of the world’s central banks, corporations, institutional investors and financial institutions through our global trading platforms and distribution capabilities. Transaction Banking provides payments and cash management, trade finance, supply chain and security services primarily to corporations and financial institutions. Asset Management provides investment solutions to institutions, financial intermediaries and individual investors. In 2010, we decided to exit our wholesale banknotes business.

The Global Banking and Markets segment results in 2010 benefited from improved credit market conditions, which when combined with our risk management efforts, led to an increase in the credit quality of our corporate lending relationships, lower securities impairment charges, and reduced losses and gains in certain legacy positions as compared to the year ago periods. The improved credit quality of the portfolio and improved market conditions resulted in a tightening of the net interest margin in the Global Banking and Markets portfolio. As credit markets improved during the first half of the year and then stabilized, results from legacy positions including credit derivatives and subprime mortgage loans contributed to higher other operating income. Substantial counterparty credit reserves for monoline exposure and significant valuation losses were taken in both the trading and available-for-sale securities portfolios throughout 2008 and into 2009 due to market volatility.

Under the provisions of the IAS 39 amendment issued in October 2008, we elected to re-classify $1.8 billion in leveraged loans and high yield notes and $892 million in securities held for balance sheet management purposes from trading assets to loans and available-for-sale investment securities, effective July 1, 2008. In November 2008, $967 million in additional securities were also transferred from trading assets to available-for-sale investment securities. If these IFRS reclassifications had not been made, our profit before tax for 2010 and 2009 would have been higher by $153 million and $617 million, respectively, and our loss before tax for 2008 would have been greater by $893 million.

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

Year Ended December 31	2010	2009	2008

	(in millions)

Net interest income	$638	$812	$1,005
Other operating income	1,048	543	(2,011)

Total operating income	1,686	1,355	(1,006)
Loan impairment charges	(180)	591	165

	1,866	764	(1,171)
Operating expenses	760	761	733

Profit (loss) before tax	$1,106	$3	$(1,904)

2010 profit (loss) before tax compared to 2009 Our Global Banking and Markets segment performance improved significantly during 2010 due primarily to higher other operating income and lower loan impairment charges, partially offset by lower net interest income.

Net interest income decreased during 2010 as a result of sales of higher yielding assets in our available-for-sale securities portfolio since March 2009 which were made for risk management purposes and lower margins on deposit balances.

Other operating income increased in 2010 due to improved performance of credit derivatives, sub-prime mortgage loans held for sale and precious metals. Partially offsetting these improvements were reductions in foreign exchange trading and lower intersegment income.

HSBC USA Inc.

Other operating income increased in 2010 reflecting gains on structured credit products of $130 million during 2010 as compared to losses of $395 million during the prior year as the credit markets stabilized beginning in the second half of 2009 resulting in fewer losses from hedging activity and counterparty exposures. Also contributing to the increase in other operating income were lower valuation losses on sub-prime residential mortgage loans held for sale as compared to the prior year and improved precious metals revenue as higher vault storage fees more than offset lower trading revenue, partially offset by a decline in foreign exchange trading revenue due to narrower spreads as increased competition reduced trading margins. Other operating income in 2010 also includes a gain of $89 million associated with a settlement relating to certain loans previously purchased for resale from a third party. During 2009, other operating income includes intersegment income of $170 million from PFS relating to the fee charged for the early termination of funding associated with the sale of residential mortgage loans. There was no similar transaction during 2010.

Exposure to insurance monolines continued to impact revenues but deterioration abated in 2010, resulting in gains of $93 million during 2010 compared to losses of $152 million during the prior year. Valuation losses of $59 million were recorded during 2010 against the fair values of sub-prime residential mortgage loans held for sale as compared to valuation losses of $233 million during the prior year.

Loan impairment charges decreased in 2010 due to an improved credit environment combined with active risk mitigation efforts. This resulted in a decrease in higher risk rated loan balances and stabilization of credit downgrades which led to an overall release in loss reserves. In addition, 2009 impairments included a charge of $208 million on securities determined to be other-than-temporarily impaired compared to no similar impairments in the current year.

Operating expenses remained flat in 2010 compared to 2009 as an increase in compensation costs and higher compliance costs was offset by a decrease in legal and professional costs due to the curtailment of the sub-prime residential mortgage securitization and structured credit product activities and lower FDIC assessment fees as the year-ago year-to-date period included a special FDIC assessment recorded in the second quarter of 2009.

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

Other operating income improved $2.5 billion during 2009 due to lower valuation losses on credit derivatives and sub-prime mortgage loans held for sale, lower other-than-temporary impairments and valuation losses in the securities portfolio, gains on sales of available-for-sale securities, higher break funding fees from PFS as discussed more fully below and higher transaction fees in Corporate Banking and Transaction Banking. Other operating income overall continued to be affected by adverse market conditions but to a lesser extent than in the prior year period. Other operating income in 2009 would have been higher in 2009 had we not reclassified assets from trading to available-for-sale assets and to loans and receivables under the IAS 39 amendment as previously discussed.

Other operating income reflects losses on structured credit products of $395 million during 2009 compared to total net losses of $2.5 billion during 2008, as the credit markets began to stabilize resulting in lower losses from hedging activity and counterparty exposures. Exposure to insurance monoline continued to adversely impact revenues as deterioration in creditworthiness persisted, although the pace of such deterioration slowed significantly, resulting in losses of $152 million during 2009 compared to losses of $1 billion during 2008.

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

HSBC USA Inc.

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

Average client deposit levels increased 2 percent as compared to December 31, 2009 as growth in deposits from core clients was partially offset by withdrawals from domestic institutional clients during early 2010. Total average loans decreased 3 percent compared to December 31, 2009 from runoff and reductions of commercial loan borrowings partially offset by growth in the tailored mortgage product. Overall client assets decreased to $33.0 billion at December 31, 2010, or 11 percent since December 31, 2009, driven primarily by withdrawals by institutional clients who had added assets temporarily during the financial crisis.

The following table summarizes IFRSs Basis results for the PB segment.

Year Ended December 31	2010	2009	2008

	(in millions)

Net interest income	$184	$172	$192
Other operating income	132	106	156

Total operating income	316	278	348
Loan impairment charges	(38)	98	17

	354	180	331
Operating expenses	242	232	268

Profit (loss) before tax	$112	$(52)	$63

2010 profit (loss) before tax compared to 2009 Our PB segment reported a higher profit before tax during 2010 due to lower loan impairment charges, higher net interest income and higher other operating income, partially offset by higher operating expenses.

Net interest income increased in 2010 primarily due to improved interest spreads on loans and deposits.

Other operating income increased in 2010 primarily due to higher fees on managed products, structured products and recurring fund fees.

HSBC USA Inc.

Loan impairment charges were lower in 2010 due to lower reserves required relating to certain exposures due to improved credit conditions and improvements in client credit ratings as well as a partial recovery related to a single client relationship which led to an overall release in loss reserves. During 2009 we recorded a large specific provision relating to this client relationship.

Operating expenses increased in 2010 as higher technology costs and higher performance related pay was partially offset by lower FDIC assessment fees due to a special FDIC assessment recorded during the second quarter of 2009 and a $5 million pension curtailment gain recorded in 2010 as discussed above.

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

Other The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, the offset to funding credits provided to CMB for holding certain investments, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans, gains on the sale of various owned properties, the impact of the resolution of a lawsuit as discussed below and for 2009 include the earnings on an equity investment in HSBC Private Bank (Suisse) S.A which was sold in March 2009 for a gain.

The following table summarizes IFRSs Basis results for the Other segment.

Year Ended December 31	2010	2009	2008

	(in millions)

Net interest income	$(11)	$17	$(5)
Gain (loss) on own debt designated at fair value and related derivatives	162	(565)	636
Other operating income	31	50	(89)

Total operating income	182	(498)	542
Loan impairment charges	-	-	-

	182	(498)	542
Operating expenses	70	87	-

Profit (loss) before tax	$112	$(585)	$542

2010 profit (loss) before tax compared to 2009 Profit (loss) before tax in 2010 was impacted by credit and interest rate related changes in the fair value of certain own debt instruments to which fair value option was elected. Along with the related fair value option derivatives, we recorded total gains relating to these instruments of $162 million during 2010 compared to losses of $565 million in the prior year.

HSBC USA Inc.

Other operating income declined in 2010, as lower income from support services from affiliates due to the transfer of additional support functions to HTSU, lower net gains related to the resolution of a lawsuit whose proceeds in 2009 were used to redeem preferred stock issued to CT Financial Services Inc. and lower equity income due to the sale of our investment in Private Bank (Suisse S.A. in March 2009 (which also resulted in a $43 million gain), was partially offset by a $56 million gain on sale of our 452 Fifth Avenue property in New York City (including the 1 W. 39th Street building) and a $4 million gain on the sale of a branch located in Brooklyn, New York in 2010.

Operating expenses declined in 2010 largely reflecting lower closure costs as 2009 includes higher expenses relating to the closure of a data center.

2009 profit (loss) before tax compared to 2008 We reported lower profit before tax during 2009 largely due to a loss on own debt designated at fair value and related derivatives in 2009 and higher operating expenses, partially offset by higher other operating income. Results were negatively impacted in 2009 by an increase in the fair value of certain of our own debt instruments outstanding to which fair value option accounting is applied for which we recorded a loss in 2009 of $565 million due to narrowing credit spreads.

Other operating income improved in 2009 due to higher income from support services provided to affiliates, a net gain of $30 million relating to the resolution of a lawsuit and a gain associated with the sale of an equity investment in HSBC Private Bank (Suisse) S.A. referred to above, partially offset by lower equity earnings on this investment, higher losses associated with funding credits provided to CMB and an impairment charge relating to a building held for use. Additionally, other operating income in 2008 reflects adjustments to the fair value on HSBC shares held for stock plans which reduced other operating income by $97 million.

Operating expenses in 2009 largely reflect higher costs relating to affiliate transactions as well as $16 million of expense associated with the closure of a data center.

Reconciliation of Segment Results As previously discussed, segment results are reported on an IFRS Basis. See Note 24, “Business Segments,” in the accompanying consolidated financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. Also see Note 24, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRS Basis segment results to U.S. GAAP consolidated totals.

Credit Quality

In the normal course of business, we enter into a variety of transactions that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, on a limited basis, internationally.

Allowance for Credit Losses For commercial loans, we conduct a periodic assessment on a loan-by-loan basis of losses we believe to be inherent in the loan portfolio. When it is deemed probable based upon known facts and circumstances that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Updated appraisals for collateral dependent loans are generally obtained only when such loans are considered troubled and the frequency of such updates are generally based on management judgment under the specific circumstances on a case-by-case basis. Problem commercial loans are assigned various obligor grades under the allowance for credit losses methodology. Each credit grade has a probability of default estimate.

Our credit grades align with U.S. regulatory risk ratings and are mapped to our probability of default master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like S&P ratings and default rates. Substantially all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than

HSBC USA Inc.

$250,000, an appraisal is generally ordered when the loan is classified as Substandard as defined by the Office of the Comptroller of the Currency. On average, it is approximately four weeks from the time the appraisal is ordered until it is completed and the values accepted by HSBC’s independent appraisal review unit. Subsequent provisions or charge-offs are completed shortly thereafter, generally within the quarter in which the appraisal is received.

In situations where an external appraisal is not used to determine the fair value the underlying collateral of impaired loans, current information such as rent rolls and operating statements of the subject property are reviewed and presented in a standardized format. Operating results such as net operating income and cash flows before and after debt service are established and reported with relevant ratios. Third-party market data is gathered and reviewed for relevance to the subject collateral. Data is also collected from similar properties within the portfolio. Actual sales levels of condominiums, operating income and expense figures and rental data on a square foot basis are derived from existing loans and, when appropriate, used as comparables for the subject property. Property specific data, augmented by market data research, is used to project a stabilized year of income and expense to create a 10-year cash flow model to be discounted at appropriate rates into present value. These valuations are then used to determine if any impairment on the underlying loans exists and an appropriate allowance is recorded when warranted.

Probable losses for pools of homogeneous consumer loans are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends.

The roll rate methodology is a migration analysis based on contractual delinquency and rolling average historical loss experience which captures the increased likelihood of an account migrating to charge-off as the past due status of such account increases. The roll rate models used were developed by tracking the movement of delinquencies by age of delinquency by month (bucket) over a specified time period. Each “bucket” represents a period of delinquency in 30-day increments. The roll from the last delinquency bucket results in charge-off. Contractual delinquency is a method for determining aging of past due accounts based on the status of payments under the loan. The roll percentages are converted to reserve requirements for each delinquency period (i.e., 30 days, 60 days, etc.). Average roll rates are developed to avoid temporary aberrations caused by seasonal trends in delinquency experienced by some product types. We have determined that a 12-month average roll rate balances the desire to avoid temporary aberrations, while at the same time analyzing recent historical data. The calculations are performed monthly and are done consistently from period to period. In addition, loss reserves on consumer receivables including credit card receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation.

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

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

At December 31,	2010	2009	2008	2007	2006

	(dollars are in millions)

Allowance for credit losses	$2,170	$3,861	$2,397	$1,414	$897

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	1.77%	3.10%	1.53%	.81%	.73%
Consumer:
Residential mortgages, excluding home equity mortgages	1.22	2.53	1.15	.19	.08
Home equity mortgages	2.02	4.44	3.67	.80	.16
Private label card receivables	5.66	7.85	6.86	4.84	3.21
Credit card receivables	5.60	8.48	9.73	6.55	4.12
Auto finance	–	2.12	3.25	2.47	1.72
Other consumer loans	2.73	4.46	3.68	3.31	2.57

Total consumer loans	3.82	5.94	4.18	2.07	1.22

Total	2.97%	4.86%	2.96%	1.56%	1.05%

Net charge-offs(1):
Commercial	158.58%	313.71%	366.67%	252.10%	218.37%
Consumer	66.34	104.06	129.99	125.73	102.55

Total	77.47%	124.23%	153.65%	140.70%	117.41%

Nonperforming loans(1):
Commercial	53.92%	65.44%	146.29%	201.43%	153.20%
Consumer	103.75	155.00	165.91	142.41	108.47

Total	84.47%	116.33%	160.76%	151.85%	116.59%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the years ended December 31, 2010, 2009 and 2008 are summarized in the following table:

	Commercial				Consumer
					Residential
		Business			Mortgage,
	Construction	Banking and			Excl Home	Home	Private
	and Other	Middle Market	Large	Other	Equity	Equity	Label	Credit	Auto	Other
	Real Estate	Enterprises	Corporate	Comm’l	Mortgages	Mortgages	Card	Card	Finance	Consumer	Total

	(in millions)

Year ended December 31, 2010:
Allowance for credit losses – beginning of period	$303	$184	$301	$150	$347	$185	$1,184	$1,106	$36	$65	$3,861
Provision charged to income	102	18	(163)	(23)	(14)	13	523	623	35	19	1,133
Charge offs	(171)	(90)	(24)	(92)	(170)	(121)	(1,129)	(1,239)	(37)	(67)	(3,140)
Recoveries	9	20	2	8	4	–	174	108	(1)	15	339

Net charge offs	(162)	(70)	(22)	(84)	(166)	(121)	(955)	(1,131)	(38)	(52)	(2,801)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	-	(33)	-	(33)
Other	-	-	-	2	-	-	-	8	-	-	10

Allowance for credit losses – end of period	$243	$132	$116	$45	$167	$77	$752	$606	$–	$32	$2,170

Year ended December 31, 2009:
Balances at beginning of period	$186	$189	$131	$66	$207	$167	$1,171	$208	$5	$67	$2,397
Provision charged to income	179	135	214	137	364	195	1,280	1,450	104	86	4,144
Charge offs	(63)	(159)	(45)	(60)	(235)	(189)	(1,431)	(1,033)	(92)	(107)	(3,414)
Recoveries	1	19	1	7	11	12	164	54	18	19	306

Net charge offs	(62)	(140)	(44)	(53)	(224)	(177)	(1,267)	(979)	(74)	(88)	(3,108)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	-	(12)	-	(12)
Allowance related to bulk loan purchases from HSBC Finance	-	-	-	-	-	-	-	424	13	-	437
Other	-	-	-	-	-	-	-	3	-	-	3

Balance at end of period	$303	$184	$301	$150	$347	$185	$1,184	$1,106	$36	$65	$3,861

Year ended December 31, 2008:
Balance at beginning of period	$81	$100	$52	$67	$53	$35	$844	$119	$8	$55	$1,414
Provision charged to income	105	187	86	50	286	219	1,282	223	4	101	2,543
Charge offs	-	(119)	(10)	(61)	(133)	(87)	(1,148)	(154)	(9)	(116)	(1,837)
Recoveries	-	21	3	10	1	-	193	20	2	27	277

Net charge offs	-	(98)	(7)	(51)	(132)	(87)	(955)	(134)	(7)	(89)	(1,560)

Balance at end of period	$186	$189	$131	$66	$207	$167	$1,171	$208	$5	$67	$2,397

The allowance for credit losses at December 31, 2010 decreased $1,691 million, or 43.8 percent, as compared to December 31, 2009 reflecting lower loss estimates in all of our consumer and commercial loan portfolios. The lower allowance on our private label credit card and credit card portfolio was due to lower receivable levels as a result of actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels also resulted from continued improvement in delinquency including early stage delinquency roll rates as economic conditions improved. The decrease in the allowance for our residential mortgage loan portfolio and home equity line of credit (“HELOC”) and home equity loan portfolios reflects lower receivable levels and dollars of delinquency, moderation in loss severities and an improved outlook for incurred future losses. The decline in the allowance for credit losses relating to auto finance loans reflects the sale of all remaining auto loans previously purchased from HSBC Finance to SC USA in August 2010. Reserve levels for all consumer loan categories however remain elevated due to ongoing weakness in the U.S. economy, including elevated unemployment rates. Reserve requirements in our commercial loan portfolio have also declined due to run-off, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets.

HSBC USA Inc.

The allowance for credit losses at December 31, 2009 increased $1,464 million, or 61.1 percent as compared to December 31, 2008 reflecting higher loss estimates on our residential mortgage portfolio driven largely by increased charge-off and delinquency in our prime residential mortgage loan portfolio due to deterioration in the housing markets, higher reserve requirements in our commercial loan portfolio as well as a significantly higher allowance on our credit card receivable portfolio due to the purchase of the GM and UP Portfolios in January 2009. Reserve levels for all loan categories were impacted by continued weakness in the U.S. economy, including rising unemployment rates, and for consumer loans, higher levels of personal bankruptcy filings.

The allowance for credit losses as a percentage of total loans at December 31, 2010 decreased as compared to December 31, 2009 for the reasons discussed above. The allowance for credit losses as a percentage of total loans at December 31, 2009 increased as compared to December 31, 2008 reflecting a higher allowance percentage on our residential mortgage loan and commercial loan portfolios and lower outstanding balances in these portfolios as discussed above, partially offset by a lower credit card ratio reflecting the impact of our prime GM and UP Portfolios on credit card mix. The allowance for credit losses as a percentage of total loans at December 31, 2009 for our private label receivable portfolio also increased as compared to December 31, 2008 due in part to higher charge-off levels as a result of portfolio seasoning, continued deterioration in the U.S. economy including rising unemployment levels and lower receivable levels, including the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio and lower customer spending.

The allowance for credit losses as a percentage of net charge-offs decreased in 2010 as the decline in reserve levels discussed above outpaced the decline in dollars of net charge-off as charge-off is a lagging indicator and does not reflect improved credit performance. While net charge-off levels continued to decline in 2010 due to improved economic conditions and lower outstanding receivable balances, delinquency levels, including early stage delinquency roll rates and future loss estimates also continued to improve. The allowance for credit losses as a percentage of net charge-offs decreased in 2009 as compared to 2008 as the increase in the net charge-offs outpaced the increase in the allowance for credit losses due largely to credit card receivables, private label card receivables and commercial loans.

The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

		% of		% of		% of
		Loans to		Loans to		Loans to
		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

At December 31,	2010		2009		2008

	(dollars are in millions)

Commercial(2)	$536	41.43%	$938	38.12%	$572	46.14%
Consumer:
Residential mortgages, excluding home equity mortgages	167	18.75	347	17.26	207	22.13
Home equity mortgages	77	5.23	185	5.24	167	5.61
Private label card receivables	752	18.20	1,184	18.99	1,171	21.05
Credit card receivables	606	14.80	1,106	16.41	208	2.63
Auto finance	-	-	36	2.14	5	.19
Other consumer	32	1.59	65	1.84	67	2.25

Total consumer	1,634	58.57	2,923	61.88	1,825	53.86

Total	$2,170	100.00%	$3,861	100.00%	$2,397	100.00%

(1)	Excluding loans held for sale.

HSBC USA Inc.

(2)	Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the movements in comparison with prior years, are summarized in the following table:

At December 31,	2010	2009	2008

	(in millions)

On-balance sheet allowance:
Specific	$178	$326	$43
Collective	335	549	476
Transfer risk	-	-	5
Unallocated	23	63	48

Total on-balance sheet allowance	536	938	572

Off-balance sheet allowance	94	188	168

Total commercial allowances	$630	$1,126	$740

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

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	2010				2009
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

	(dollars are in millions)

Dollars of delinquency:
Commercial	$765	$959	$656	$723	$954	$938	$709	$360
Consumer:
Residential mortgages, excluding home equity mortgages(2)	1,248	1,243	1,286	1,551	1,595	1,445	1,335	1,259
Home equity mortgages	182	170	174	184	173	185	194	185

Total residential mortgages(1)	1,430	1,413	1,460	1,735	1,768	1,630	1,529	1,444
Private label card receivables	403	445	478	510	622	639	634	657
Credit card receivables	339	383	449	515	587	591	583	488
Auto finance	-	-	27	33	48	47	37	24
Other consumer	36	38	39	44	45	45	41	42

Total consumer	2,208	2,279	2,453	2,837	3,070	2,952	2,824	2,655

Total	$2,973	$3,238	$3,109	$3,560	$4,024	$3,890	$3,533	$3,015

Delinquency ratio:
Commercial	2.42%	3.03%	2.11%	2.33%	3.04%	2.80%	2.03%	1.02%
Consumer:
Residential mortgages, excluding home equity mortgages	8.52	8.56	8.84	10.59	10.56	9.20	8.14	6.57
Home equity mortgages	4.76	4.37	4.38	4.55	4.15	4.24	4.35	4.07

Total residential mortgages(1)	7.74	7.68	7.88	9.28	9.17	8.12	7.33	8.10
Private label card receivables	3.03	3.57	3.75	3.79	4.12	4.37	4.21	4.21
Credit card receivables	3.13	3.54	3.98	4.36	4.50	4.43	4.23	3.48
Auto finance	-	-	2.11	2.27	2.34	2.06	1.48	.88
Other consumer	2.88	2.90	2.89	3.15	3.00	2.86	2.47	2.40

Total consumer	5.04	5.30	5.43	6.06	6.02	5.69	5.24	4.59

Total	3.93%	4.34%	4.08%	4.57%	4.88%	4.56%	3.98%	3.23%

(1)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

HSBC USA Inc.

	2010				2009
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

	(dollars are in millions)

Dollars of delinquency:
Interest-only loans	$150	$153	$164	$214	$236	$269	$277	$281
ARM loans	454	486	535	634	802	781	733	690
Delinquency ratio:
Interest-only loans	4.82%	5.48%	5.79%	7.26%	6.94%	6.78%	6.44%	5.58%
ARM loans	5.70	6.06	6.71	7.94	9.58	8.99	8.22	6.32

(2)	At December 31, 2010 and 2009, residential mortgage loan delinquency includes $852 million and $362 million, respectively, of loans that are carried at the lower of cost or net realizable value.

Our total two-months-and-over contractual delinquency ratio decreased 41 basis points as compared to September 30, 2010. Our two-months-and-over contractual delinquency ratio for consumer loans decreased to 5.04 percent at December 31, 2010 as compared to 5.30 percent at September 30, 2010, driven by declines in both private label card and credit card delinquency. Dollars of delinquency fell in all consumer portfolios except residential mortgages and home equity mortgages. The decrease in dollars of delinquency in our private label card and credit card receivable portfolios reflect improving credit quality due to improved delinquency roll rates including early stage delinquency roll rates and the continued increased focus by consumers to make payments as well as the continued impact of actions previously taken to tighten underwriting and reduce risk in these portfolios. The slight increase in our residential mortgage loan delinquency since September 30, 2010 reflects seasonal trends in delinquency. Overall delinquency levels however, continue to be impacted by elevated unemployment levels. Our two-months-and-over contractual delinquency ratio at December 31, 2010 also benefitted from growth in private label card receivables of approximately $836 million during the fourth quarter due to seasonal volume.

Our commercial two-months-and-over contractual delinquency ratio decreased 61 basis points since September 30, 2010 driven by lower dollars of commercial real estate delinquency levels while average loans outstanding remained relatively flat.

Compared to December 31, 2009, our delinquency ratio decreased 95 basis points at December 31, 2010, due to lower dollars of delinquency resulting from improved economic conditions and lower outstanding loan balances as discussed above as well as the sale of $276 million of delinquent subprime mortgage whole loans during 2010.

HSBC USA Inc.

Net Charge-offs of Loans The following table summarizes net charge-off dollars as a percentage of average loans, excluding loans held for sale, (“net charge-off ratio”):

	2010					2009					2008
	Full	Quarter Ended				Full	Quarter Ended				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

	(dollars are in millions)

Net Charge-off Dollars:
Commercial
Construction and other real estate	$162	$77	$29	$43	$13	$62	$36	$8	$18	$-	$-
Business banking and middle market enterprises	70	13	19	17	21	140	33	36	37	34	98
Large corporate	22	(1)	7	12	4	44	33	1	8	2	7
Other commercial	84	7	9	7	61	53	10	15	13	15	51

Total commercial	338	96	64	79	99	299	112	60	76	51	156
Consumer:
Residential mortgages, excluding home equity mortgages	166	27	45	46	48	224	60	55	50	59	132
Home equity mortgages	121	23	32	30	36	177	38	61	50	28	87

Total residential mortgages	287	50	77	76	84	401	98	116	100	87	219

Private label card receivables	955	189	226	251	289	1,267	312	313	328	314	955
Credit card receivables	1,131	221	270	301	339	979	337	343	238	61	134
Auto finance	38	-	-	14	24	74	26	24	20	4	7
Other consumer	52	9	13	13	17	88	20	20	22	26	89

Total consumer	2,463	469	586	655	753	2,809	793	816	708	492	1,404

Total	$2,801	$565	$650	$734	$852	$3,108	$905	$876	$784	$543	$1,560

Net Charge-off Ratio:
Commercial:
Construction and other real estate	1.88%	3.63%	1.35%	1.97%	.60%	.70%	1.62%	.37%	.82%	-%	-%
Business banking and middle market enterprises	.95	.66	1.01	.97	1.17	1.56	1.63	1.67	1.60	1.37	1.00
Large corporate	.20	(.04)	.27	.44	.14	.35	1.21	.03	.24	.06	.05
Other commercial	2.62	.93	1.21	.92	6.49	1.46	1.11	1.73	1.42	1.63	1.16

Total commercial	1.12	1.27	.86	1.08	1.28	.88	1.42	.72	.87	.56	.42

Consumer:
Residential mortgages, excluding home equity mortgages	1.22	.78	1.32	1.36	1.43	1.46	1.70	1.49	1.34	1.36	.54
Home equity mortgages	3.05	2.37	3.23	2.99	3.56	3.98	3.52	5.44	4.44	2.50	1.92

Total residential mortgages	1.63	1.13	1.74	1.74	1.92	2.03	2.12	2.41	2.06	1.59	.76
Private label card receivables	7.25	5.92	7.11	7.68	8.19	8.27	8.44	8.38	8.54	7.77	5.81
Credit card receivables	9.85	8.18	9.63	10.38	11.03	7.24	10.18	9.98	6.84	1.85	6.99
Auto finance	4.12	-	-	4.10	6.11	3.25	5.68	4.53	3.05	.62	3.02
Other consumer	3.90	2.85	3.98	3.84	4.89	5.41	5.32	4.94	5.31	5.92	4.54

Total consumer	5.54	4.41	5.36	5.83	6.43	5.35	6.37	6.32	5.34	3.55	2.83

Total	3.76%	3.11%	3.54%	3.94%	4.40%	3.59%	4.45%	4.13%	3.56%	2.37%	1.79%

Our net charge-off ratio as a percentage of average loans increased 17 basis points for the full year of 2010 as compared to the full year of 2009, driven by higher credit card charge-offs as charge-off levels in 2009 were positively impacted by the purchase of the GM and UP portfolios, a portion of which was recorded at fair value net of future anticipated losses at the time of acquisition, while average receivable levels declined. Also contributing to

HSBC USA Inc.

the increase was higher commercial loan charge-offs driven largely by commercial real estate loans as the higher levels of nonperforming loans reported in the prior year migrated to charge-off. These increases were largely offset by lower residential mortgage and private label card charge-offs due to lower receivable levels and improved credit quality. The trends also reflect the impact from continued high unemployment levels.

Charge-off dollars and ratios in the residential mortgage loan portfolio decreased during 2010 reflecting lower outstanding loan balances and continued moderation in real estate loss severities. Charge-off dollars and ratios for private label card receivables declined compared to the prior year due to lower receivable balances, including increased focus by customers to paydown debt as well as improving credit quality resulting from actions previously taken to reduce risk in the portfolio. Charge-off dollars and ratios in the auto finance portfolio reflect the transfer of these loans to held for sale in July 2010 and subsequent sale of these loans which was completed in August 2010.

Commercial charge-off dollars and ratios increased compared to 2009 largely due to higher commercial real estate loan charge-offs and a charge-off associated with a single private banking relationship which was partially offset by lower charge-off levels in business banking as well as in middle market and large corporate clients due to improving trends in credit quality.

Our net charge-off ratio as a percentage of average loans increased 180 basis points for the full year of 2009 as compared to the full year of 2008 primarily due to higher residential mortgage, private label card, credit card and auto finance charge-offs. Higher net charge-off levels are a result of higher delinquency levels due to the weakness in the U.S. economy and housing markets in 2009, high unemployment rates, portfolio seasoning, and higher loss severities for secured loans as compared to 2008 loss severities.

HSBC USA Inc.

Nonperforming Assets Nonperforming assets are summarized in the following table.

At December 31,	2010	2009	2008

	(dollars are in millions)

Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$70	$154	$36
Other real estate	529	490	38
Business banking and middle market enterprises	113	120	118
Large corporate	74	344	39
Other commercial	12	159	10

Total commercial	798	1,267	241

Consumer:
Residential mortgages, excluding home equity mortgages	900	818	402
Home equity mortgages	93	107	122

Total residential mortgages(2)	993	925	524
Credit card receivables	3	3	2
Auto finance	-	40	3
Others	9	9	-

Total consumer loans	1,005	977	529
Nonaccrual loans held for sale	186	446	441

Total nonaccruing loans	1,989	2,690	1,211
Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	$-	$-	$-
Other real estate	137	51	94
Business banking and middle market enterprises	47	95	34
Large corporate	-	-	-
Other commercial	12	20	22

Total commercial	196	166	150

Consumer:
Private label card receivables	295	449	462
Credit card receivables	250	429	82
Other consumer	25	31	27

Total consumer loans	570	909	571

Total accruing loans contractually past due 90 days or more	766	1,075	721

Total nonperforming loans	2,755	3,765	1,932
Other real estate owned	159	72	80

Total nonperforming assets	$2,914	$3,837	$2,012

Allowance for credit losses as a percent of nonperforming loans(1):
Commercial	53.92%	65.44%	146.29%
Consumer	103.75	155.00	165.91

(1)	Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of cost or market.

(2)	At December 31, 2010 and 2009, residential mortgage loan nonaccrual balances include $826 million and $354 million, respectively, of loans that are carried at the lower of cost or net realizable value.

HSBC USA Inc.

Nonperforming loans at December 31, 2010 decreased significantly as compared to December 31, 2009 reflecting lower levels of commercial nonaccrual loans due to reductions in certain exposures and improved of credit quality in certain components of the book. Decreases in accruing loans past due 90 days or more since December 31, 2009 were driven by credit card and private label card receivables reflecting lower outstanding balances and improvements in credit quality including lower dollars of delinquency in 2010. These decreases were partially offset by modest increases in commercial real estate loans accruing past due 90 days or more. During 2010, we also experienced a significant decline in nonaccrual loans held for sale largely due to the sale of $276 million of non-accrual subprime mortgage loans during the second and third quarters of 2010.

Increases in nonperforming loans at December 31, 2009 as compared to December 31, 2008 are related primarily to commercial loans, residential mortgages, and credit card receivables 90 days or more past due and still accruing.

Deterioration in the U.S. economy, including rising unemployment rates, contributed to the overall increase in nonperforming loans in 2009.

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

Impaired Commercial Loans A commercial loan is considered to be impaired when it is deemed probable that all principal and interest amounts due, according to the contractual terms of the loan agreement, will not be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Generally, impaired commercial loans include loans in nonaccrual status, loans that have been assigned a specific allowance for credit losses, loans that have been partially charged off and loans designated as troubled debt restructurings. Impaired commercial loan statistics are summarized in the following table:

At December 31,	2010	2009	2008

	(in millions)

Impaired commercial loans:
Balance at end of period	$1,127	$1,533	$241
Amount with impairment reserve	620	1,127	150
Impairment reserve	188	336	43

Criticized Loan Criticized loan classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades under our allowance for credit losses methodology. The following facility grades are deemed to be criticized.

•	Special Mention – generally includes loans that are protected by collateral and/or the credit worthiness of the customer, but are potentially weak based upon economic or market circumstances which, if not checked or corrected, could weaken our credit position at some future date.

•	Substandard – includes loans that are inadequately protected by the underlying collateral and/or general credit worthiness of the customer. These loans present a distinct possibility that we will sustain some loss if the deficiencies are not corrected. This category also includes certain non-investment grade securities, as required by our principal regulator.

•	Doubtful – includes loans that have all the weaknesses exhibited by substandard loans, with the added characteristic that the weaknesses make collection or liquidation in full of the recorded loan highly improbable. However, although the possibility of loss is extremely high, certain factors exist which may

HSBC USA Inc.

strengthen the credit at some future date, and therefore the decision to charge off the loan is deferred. Loans graded as doubtful are required to be placed in nonaccruing status.

Criticized loans are summarized in the following table.

At December 31,	2010	2009	2008

	(in millions)

Special mention:
Commercial loans	$2,284	$3,009	$4,066
Substandard:
Commercial loans	2,260	3,523	1,874
Consumer loans	1,774	2,109	1,231

Total substandard	4,034	5,632	3,105
Doubtful:
Commercial loans	202	504	60

Total	$6,520	$9,145	$7,231

The overall decreases in criticized commercial loans in 2010 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the year as well as paydowns and charge-off related to certain exposures.

The increase in criticized commercial loans in 2009 resulted primarily from customer credit downgrades in financial institution counterparties and real estate customers. Although our large corporate banking portfolio deteriorated in most industry segments and geographies in 2009, consistent with the overall deterioration in the U.S. economy, customers in those areas of the economy that have experienced above average weakness such as apparel, auto related suppliers and construction related businesses were particularly affected. Higher substandard consumer loans since December 31, 2008 were largely driven by our purchase of the GM and UP Portfolios in January 2009 and to a lesser extent, residential mortgage loans.

Reserves for Off-Balance Sheet Credit Risk We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $94 million and $188 million at December 31, 2010 and 2009, respectively. The related provision is recorded as a miscellaneous expense and is a component of operating expenses. The decrease in off-balance sheet reserves at December 31, 2010 as compared to December 31, 2009 reflects improved credit conditions and lower outstanding exposure as well as the consolidation of a previously unconsolidated commercial paper VIE as of January 1, 2010 which resulted in the reclassification of this reserve on our balance sheet. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” in this MD&A.

HSBC USA Inc.

Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below.

			Unused Commercial
	Commercial Utilized		Commitments
At December 31,	2010	2009	2010	2009

	(in millions)

Real estate and related	$7,208	$8,076	$1,480	$1,772
Non bank holding companies	1,992	2,884	1,838	1,477
Electronic and electrical equipment	1,794	660	5,000	3,497
Chemicals, plastics and rubber	1,708	1,224	2,424	1,495
Banks and depository institutions	1,560	1,402	784	1,217
Recreational industry	1,489	1,561	1,439	1,287
Ferrous and non ferrous mining	1,444	1,016	1,985	1,745
Security brokers and dealers	1,439	1,283	1,277	2,706
Health, child care and education	1,130	1,036	4,029	3,024
Petro/gas and related	951	705	2,724	1,527
Business and professional services	883	914	2,269	1,853
Textile, apparel and leather goods	871	621	677	841
Food and kindred products	859	758	2,975	4,745
Insurance business	492	671	2,215	2,562
Natural resources, precious metals and jewelry	455	421	78	107

Total commercial credit exposure in top 15 industries based on utilization	24,275	23,232	31,194	29,855
All other industries	5,996	7,072	14,417	19,136

Total commercial credit exposure by industry	$30,271	$30,304	$45,611	$48,991

Cross-Border Net Outstandings Cross-border net outstandings are amounts payable by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Cross- border net outstandings, as calculated in accordance with Federal Financial Institutions Examination Council (“FFIEC”) guidelines, include deposits placed with other banks, loans, acceptances, securities available-for-sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable. Excluded from cross-border net outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposit issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposit); and cross-border claims

HSBC USA Inc.

that are guaranteed by cash or other external liquid collateral. Cross-border net outstandings that exceed .75 percent of total assets at year-end are summarized in the following table.

	Banks and	Commercial
	Other Financial	and
	Institutions	Industrial	Total

	(in millions)

December 31, 2010:
France	$1,274	$1,503	$2,777
Canada	926	1,448	2,374
Mexico	533	2,153	2,686
United Kingdom	2,240	832	3,072
Brazil	723	1,209	1,932

Total	$5,696	$7,145	$12,841

December 31, 2009:
France	$303	$1,189	$1,492
Canada	892	494	1,386
United Kingdom	2,874	803	3,677
Brazil	1,275	12	1,287

Total	$5,344	$2,498	$7,842

December 31, 2008:
France	$1,617	$104	$1,721
Canada	2,287	1,619	3,906
United Kingdom	3,387	651	4,038
Cayman Islands	21	2,068	2,089
Venezuela	-	2,426	2,426
Brazil	1,425	682	2,107

Total	$8,737	$7,550	$16,287

Cross-border net outstandings related to Portugal, Ireland, Italy, Greece and Spain totaled 0.50 percent of total assets and did not individually exceed 0.20 percent of total assets.

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

The risk exposure calculated in accordance with the risk-based capital guidelines potentially overstates actual credit exposure because the risk-based capital guidelines ignore collateral that may have been received from counterparties to secure exposures and compute exposures over the life of derivative contracts. However, many contracts contain provisions that allow us to close out the transaction if the counterparty fails to post required collateral. In addition, many contracts give us the right to break the transactions earlier than the final maturity date. As a result, these contracts have potential future exposures that are often much smaller than the future exposures derived from the risk-based capital guidelines.

At December 31,	2010	2009

	(in millions)

Risk associated with derivative contracts:
Total credit risk exposure	$39,652	$39,856
Less: collateral held against exposure	4,577	3,890

Net credit risk exposure	$35,075	$35,966

The table below summarizes the risk profile of the counterparties of off-balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral. The ratings presented in the table below are equivalent ratings based on our internal credit rating system.

	Percent of Current Credit
	Risk Exposure, Net of Collateral
Rating equivalent at December 31	2010	2009

AAA to AA−	39%	37%
A+ to A−	32	35
BBB+ to BBB−	19	17
BB+ to B−	9	8
CCC+ and below	1	2
Unrated	-	1

Total	100%	100%

Our principal exposure to monoline insurance companies is through a number of OTC derivative transactions, primarily credit default swaps (“CDS”). We have entered into CDS to purchase credit protection against securities

HSBC USA Inc.

held within the available for sale and trading portfolios. Due to downgrades in the internal credit ratings of monoline insurers, fair value adjustments have been recorded due to counterparty credit exposures. The table below sets out the mark-to-market value of the derivative contracts at December 31, 2010 and 2009. The “Credit Risk Adjustment” column indicates the valuation adjustment taken against the mark-to-market exposures and reflects the deterioration in creditworthiness of the monoline insurers. The exposure relating to monoline insurance companies that are rated CCC+ and below were fully written down as of December 31, 2010 and 2009. These adjustments have been charged to the consolidated statement of income (loss).

	Net Exposure		Net Exposure
	before		After Credit
	Credit Risk	Credit Risk	Risk
	Adjustment(1)	Adjustment(2)	Adjustment

	(in millions)

December 31, 2010
Derivative contracts with monoline counterparties:
Monoline – investment grade	$628	$(63)	$565
Monoline – below investment grade	514	(298)	216

Total	$1,142	$(361)	$781

December 31, 2009:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$721	$(72)	$649
Monoline – below investment grade	1,031	(641)	390

Total	$1,752	$(713)	$1,039

(1)	Net exposure after legal netting and any other relevant credit mitigation prior to deduction of credit risk adjustment.

(2)	Fair value adjustment recorded against the over-the-counter derivative counterparty exposures to reflect the credit worthiness of the counterparty.

Market risk is the adverse effect that a change in market liquidity, interest rates, currency or implied volatility rates has on the value of a financial instrument. We manage the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. We also manage the market risk associated with trading derivatives through hedging strategies that correlate the rates, price and spread movements. This risk is measured daily by using Value at Risk and other methodologies. See the caption “Risk Management” in this MD&A for additional information regarding the use of Value at Risk analysis to monitor and manage interest rate and other market risks.

Liquidity and Capital Resources

Effective liquidity management is defined as making sure we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, we have guidelines that require sufficient liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. Guidelines are set for the consolidated balance sheet of HSBC USA to ensure that it is a source of strength for our regulated, deposit-taking banking subsidiary, as well as to address the more limited sources of liquidity available to it as a holding company. Similar guidelines are set for the balance sheet of HSBC Bank USA to ensure that it can meet its liquidity needs in various stress scenarios. Cash flow analysis, including stress testing scenarios, forms the basis for liquidity management and contingency funding plans.

During 2010, liquidity returned to the financial markets for most sources of funding except for mortgage securitization and companies are generally able to issue debt with credit spreads approaching levels historically seen prior to the financial crisis, despite the expiration of some of the U.S. government’s support

HSBC USA Inc.

programs. European sovereign debt fears triggered by Greece in May 2010 and again by Ireland in November continue to pressure borrowing costs in the U.S. and the prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base.

Interest Bearing Deposits with Banks totaled $8.2 billion and $20.1 billion at December 31, 2010 and 2009, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.

Securities Purchased under Agreements to Resell totaled $8.2 billion and $1.0 billion at December 31, 2010 and 2009, respectively. The balances increased during 2010 as we redeployed surplus liquidity using repurchase agreements.

Short-Term Borrowings totaled $15.2 billion and $6.5 billion at December 31, 2010 and 2009, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.

Deposits totaled $120.7 billion and $118.2 billion at December 31, 2010 and 2009, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

Long-Term Debt decreased to $17.2 billion at December 31, 2010 from $18.0 billion at December 31, 2009. The following table summarizes issuances and retirements of long-term debt during 2010 and 2009:

Year Ended December 31,	2010	2009

	(in millions)

Long-term debt issued	$4,721 (1)	$4,318 (2)
Long-term debt retired(3)	(5,441)	(13,955)

Net long-term debt retired	$(720)	$(9,637)

(1)	Includes $309 million of long-term debt issued as part of the sale-leaseback of the 452 Fifth Avenue property.

(2)	Excludes $6.1 billion of indebtedness assumed in connection with the purchase of the GM and UP Portfolios in January, 2009.

(3)	Includes the retirement in 2010 and 2009 of $2.4 billion and $3.6 billion, respectively, of indebtedness assumed in connection with the purchase of the GM and UP Portfolios in January 2009. At December 31, 2010 and 2009, $120 million and $2.5 billion, respectively, of the assumed indebtedness remained outstanding

Issuances of long-term debt during 2010 include:

•	$2.0 billion of ten-year subordinated debt, of which $1.3 billion was issued by HSBC Bank USA;

•	$2.3 billion of medium term notes, of which $612 million was issued by HSBC Bank USA; and

•	$90 million of secured financings backed by private label cards issued by HSBC Bank USA,

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. At December 31, 2010, we were authorized to issue up to $15.0 billion, of which $3.0 billion was available. HSBC Bank USA also has a $40.0 billion Global Bank Note Program of which $17.9 billion was available at December 31, 2010 on a cumulative basis.

As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At December 31, 2010 and 2009, long-term debt included $1.0 billion, under this facility. The facility also allows access to further borrowings of up to $2.7 billion based upon the amount pledged as collateral with the FHLB.

At December 31, 2010, we had a $2.5 billion unused line of credit with HSBC Bank plc, a U.K. based HSBC subsidiary to support issuances of commercial paper.

At December 31, 2010, we had conduit credit facilities with commercial and investment banks under which our operations may issue securities up to $500 million backed with private label card and credit card receivables. The facilities are annually renewable at the providers’ option. At December 31, 2010, credit card and private label card

HSBC USA Inc.

receivables of $233 million were used to collateralize $150 million of funding transactions structured as secured financings under these funding programs. At December 31, 2009, private label card receivables and credit card receivables of $1.7 billion were used to collateralize $1.2 billion of funding transactions structured as secured financings under these funding programs. For the conduit credit facilities that have renewed during 2010, pricing has declined compared to 2009 but is still elevated by historical standards. Available-for-sale investments included $1.1 billion at December 31, 2009, which were restricted for the sole purpose of paying down certain secured financings at the established payment date. At December 31, 2010, there was no outstanding public debt secured by consumer receivables. At December 31, 2009, private label card receivables, credit card receivables and restricted available-for-sale investments totaling $3.9 billion secured $3.0 billion of outstanding public debt and conduit facilities. Public debt associated with these transactions totaled $1.8 billion at December 31, 2009.

The securities issued in connection with collateralized funding transactions may pay off sooner than originally scheduled if certain events occur. Early payoff of securities may occur if established delinquency or loss levels are exceeded or if certain other events occur. For all other transactions, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. Presently we do not anticipate that any early payoff will take place. If early payoff were to occur, our 2011 funding requirements would not increase significantly.

Preferred Equity See Note 19, “Preferred Stock,” in the accompanying consolidated financial statements for information regarding all outstanding preferred share issues.

Common Equity During 2010, we did not receive any capital contributions from HNAI. During 2010, we contributed $60 million of capital to our subsidiary, HSBC Bank USA.

Selected Capital Ratios Capital amounts and ratios are calculated in accordance with current banking regulations. In managing capital, we develop targets for Tier 1 capital to risk weighted assets, Total capital to risk weighted assets and Tier 1 capital to average assets. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above. Selected capital ratios are summarized in the following table:

At December 31,	2010		2009

Tier 1 capital to risk weighted assets	11.80	%(1)	9.61%
Total capital to risk weighted assets	18.14	(1)	14.19
Tier 1 capital to average assets	7.87		7.59
Total equity to total assets	9.10		8.87

(1)	Effective January 1, 2010, we began consolidating a commercial paper conduit managed by HSBC Bank USA as a result of adopting new guidance related to the consolidation of variable interest entities. See Note 26, “Variable Interest Entities,” in the accompanying consolidated financial statements for further discussion of the consolidation of this entity and related impacts.

HSBC USA manages capital in accordance with the HSBC Group policy. HSBC North America and HSBC Bank USA have each approved an Internal Capital Adequacy Assessment Process (“ICAAP”) that works in conjunction with the HSBC Group’s ICAAP. The ICAAP evaluates regulatory capital adequacy, economic capital adequacy, rating agency requirements and capital adequacy under various stress scenarios. Our initial approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent in accordance with HSBC’s capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital ratios and fund certain tax planning strategies.

Subject to regulatory approval, HSBC North America will be required to implement Basel II provisions no later than April 1, 2011 in accordance with current regulatory timelines. HSBC USA Inc. will not report separately under the new rules, but HSBC Bank USA will report under the new rules on a stand-alone basis. Further increases in regulatory capital may be required prior to the Basel II adoption date; however the exact amount will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. Adoption must be

HSBC USA Inc.

preceded by a parallel run period of at least four quarters, and requires the approval of U.S. regulators. This parallel run, which was initiated in January 2010, encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. HSBC Bank USA will seek regulatory approval for adoption when the program enhancements have been completed which may extend beyond April 1, 2011.

HSBC Bank USA is subject to restrictions that limit the transfer of funds to its affiliates, including HSBC USA, and its nonbank subsidiaries in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10 percent of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20 percent of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. Where cash collateral is provided for an extension of credit to an affiliate, that loan is excluded from the 10 and 20 percent limitations. A bank’s transactions with its nonbank affiliates are also required to be on arm’s length terms.

We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 25, “Retained Earnings and Regulatory Capital,” in the accompanying consolidated financial statements.

HSBC USA Inc. We are an indirect wholly owned subsidiary of HSBC Holdings plc and the parent company of HSBC Bank USA and other subsidiaries through which we offer personal and commercial banking products and related financial services including derivatives, payments and cash management, trade finance and investment solutions. Our main source of funds is cash received from operations and subsidiaries in the form of dividends. In addition, we receive cash from third parties and affiliates by issuing preferred stock and debt and from our parent by receiving capital contributions when necessary.

We received cash dividends from our subsidiaries of $7 million and $9 million in 2010 and 2009, respectively.

We have a number of obligations to meet with our available cash. We must be able to service our debt and meet the capital needs of our subsidiaries. We also must pay dividends on our preferred stock and may pay dividends on our common stock. Dividends paid on preferred stock totaled $74 million in 2010 and $73 million in 2009. No dividends were paid to HNAI, our immediate parent company, on our common stock during either 2010 or 2009. We may pay dividends to HNAI in the future, but will maintain our capital at levels that we perceive to be consistent with our current ratings either by limiting the dividends to, or through capital contributions from, our parent.

At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. We made capital contributions to certain subsidiaries of $60 million in 2010 and $2.7 billion in 2009.

Subsidiaries At December 31, 2010, we had one major subsidiary, HSBC Bank USA. Prior to December 9, 2008, we had two primary subsidiaries: HSBC Bank USA and HSBC National Bank USA. On December 9, 2008, HSBC National Bank USA was merged into HSBC Bank USA.

We manage substantially all of our operations through HSBC Bank USA, which funds our businesses primarily through receiving deposits from customers; the collection of receivable balances; issuing short-term, medium-term and long-term debt; borrowing under secured financing facilities and selling residential mortgage receivables. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.

As part of the regulatory approvals with respect to the receivable purchases completed in January 2009 described above, we and our ultimate parent, HSBC, committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, we and HSBC made certain additional capital

HSBC USA Inc.

commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. Capital ratios and amounts reported above at December 31, 2010 and 2009 reflect this revised regulatory reporting.

During 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. These loans were subsequently sold to SC USA in August 2010. At December 31, 2010, the remaining purchased receivables subject to this requirement total $3.2 billion, of which $651 million were considered low-quality assets. As discussed above, we have established an Internal Capital Adequacy Assessment Process. Under ICAAP, capital adequacy is evaluated through the examination of regulatory capital ratios (measured under current and Basel II rules), economic capital and stress testing. The results of the ICAAP are forwarded to HSBC and, to the extent that this evaluation identifies potential capital needs, incorporated into the HSBC capital management process. HSBC has provided capital support in the past and has indicated its commitment and capacity to fund the needs of the business in the future.

2011 Funding Strategy Our current estimate for funding needs and sources for 2011 are summarized in the following table.

(in billions)

Funding needs:
Net loan growth (attrition), excluding asset transfers	$4
Long-term debt maturities	5

Total funding needs	$9

Funding sources:
Core deposit growth	$3
Other deposit growth	1
Long-term debt issuance	7
Short-term funding/investments	(3)
Other, including capital infusions	1

Total funding sources	$9

The above table reflects a long-term funding strategy. Daily balances fluctuate as we accommodate customer needs, while ensuring that we have liquidity in place to support the balance sheet maturity funding profile. Should market conditions deteriorate, we have contingency plans to generate additional liquidity through the sales of assets or financing transactions. Our prospects for growth are dependent upon our ability to attract and retain deposits and, to a lesser extent, access to the global capital markets. We remain confident in our ability to access the market for long-term debt funding needs in the current market environment. Deposits are expected to grow as we continue to expand our core domestic banking network. We continue to seek well-priced and stable customer deposits as customers move funds to larger, well-capitalized institutions.

We will continue to sell a majority of new mortgage loan originations to government sponsored enterprises and private investors.

For further discussion relating to our sources of liquidity and contingency funding plan, see the caption “Risk Management” in this MD&A.

Capital Expenditures We made capital expenditures of $96 million and $42 million during 2010 and 2009, respectively. In addition to these amounts, during 2010 and 2009, we capitalized $72 million and $49 million, respectively, relating to the building of several new retail banking platforms as part of an initiative to build common platforms across HSBC. We began to roll out certain of these platforms in 2010 and will continue to roll out other platforms in 2011. We currently expect to capitalize approximately $40 million to $50 million of additional costs on

HSBC USA Inc.

these retail banking platforms during 2011. Excluding the costs related to the new retail banking platforms, capital expenditures in 2011 are not expected to be significant.

Commitments See “Off-Balance Sheet Arrangements” below for further information on our various commitments.

Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2010 by period due.

	2011	2012	2013	2014	2015	Thereafter	Total

	(in millions)

Subordinated long-term debt and perpetual capital notes(1)	$101	$125	$-	$1,170	$-	$6,246	$7,642
Other long-term debt, including capital lease obligations(1)	5,307	1,038	298	1,141	116	1,688	9,588
Other postretirement benefit obligations(2)	7	7	7	7	7	31	66
Obligation to the HSBC North America Pension Plan(3)	121	22	33	30	16	-	222
Minimum future rental commitments on operating leases(4)	157	144	139	132	116	392	1,080
Purchase obligations(5)	92	12	12	12	7	-	135

Total	$5,785	$1,348	$489	$2,492	$262	$8,357	$18,733

(1)	Represents future principal payments related to debt instruments included in Note 15, “Long-Term Debt,” of the accompanying consolidated financial statements.

(2)	Represents estimated future employee benefits expected to be paid over the next ten years based on assumptions used to measure our benefit obligation at December 31, 2010. See Note 22, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements.

(3)	Our contractual cash obligation to the HSBC North America Pension Plan included in the table above is based on the Pension Funding Policy which was revised during the fourth quarter of 2010 and establishes required annual contributions by HSBC North America through 2015. The amounts included in the table above, reflect an estimate of our portion of those annual contributions based on plan participants at December 31, 2010. See Note 22, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information about the HSBC North America Pension Plan.

(4)	Represents expected minimum lease payments, net of minimum sublease income under noncancellable operating leases for premises and equipment included in Note 29, “Collateral, Commitments and Contingent Liabilities,” in the accompanying consolidated financial statements.

(5)	Represents binding agreements for facilities management and maintenance contracts, custodial account processing services, internet banking services, consulting services, real estate services and other services.

These cash obligations could be funded primarily through cash collections on receivables and from the issuance of new unsecured debt or receipt of deposits.

Our purchase obligations for goods and services at December 31, 2010 were not significant.

Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations

As part of our normal operations, we enter into credit derivatives and various off-balance sheet arrangements with affiliates and third parties. These arrangements arise principally in connection with our lending and client intermediation activities and involve primarily extensions of credit and, in certain cases, guarantees.

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

							Balance at December 31,
	2011	2012	2013	2014	2015	Thereafter	2010	2009

	(in billions)

Standby letters of credit, net of participations(1)	$4.7	$1.3	$.5	$.4	$.1	$.2	$7.2	$7.6
Commercial letters of credit	.8	-	-	-	-	-	.8	.7
Credit derivatives(2)	44.0	94.7	75.4	57.1	38.2	45.4	354.8	387.2
Other commitments to extend credit:
Commercial	15.6	12.1	9.9	3.0	3.2	1.8	45.6	49.0
Consumer	7.2	-	-	-	-	-	7.2	6.9

Total	$72.3	$108.1	$85.8	$60.5	$41.5	$47.4	$415.6	$451.4

(1)	Includes $486 million and $774 million issued for the benefit of HSBC affiliates at December 31, 2010 and 2009, respectively.

(2)	Includes $49.4 billion and $57.3 billion issued for the benefit of HSBC affiliates at December 31, 2010 and 2009, respectively.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of our “stand ready obligation to perform” under these arrangements, amounting to $47 million and $48 million at December 31, 2010 and 2009, respectively. Fees are recognized ratably over the term of the standby letter of credit. Also included in other liabilities is a credit loss reserve on unfunded standby letters of credit of $26 million and $27 million at December 31, 2010 and 2009, respectively. See Note 27, “Guarantee Arrangements,” in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.

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

Other Commitments to Extend Credit Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments comprise of certain unused MasterCard/Visa credit card lines and commitments to extend credit secured by residential properties. We have the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to a number of multi-seller and single-seller asset backed commercial paper conduits (“ABCP conduits”) sponsored by affiliates and third parties. See Note 26, “Variable Interest Entities,” in the accompanying the consolidated financial statements for additional information regarding these ABCP conduits and our variable interests in them.

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

The tables below present information on our liquidity facilities with ABCP conduits at December 31, 2010. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure.

HSBC USA Inc.

		Conduit		Conduit
	Maximum	Assets(1)	Weighted	Funding(1)	Weighted
	Exposure	Total	Average Life	Commercial	Average Life
Conduit Type	to Loss	Assets	(Months)	Paper	(Days)

	(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$1,302	$707	38	$690	15
Third-party sponsored:
Single-seller	554	6,964	40	6,643	90

Total	$1,856	$7,671		$7,333

(1)	For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

	Average
	Asset	Average Credit Quality(1)
Asset Class	Mix	AAA	AA+/AA	A	A−	BB/BB−

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	15%	-%	-%	100%	-%	-%
Trade receivables	14	100	-	-	-	-
Credit card receivables	71	30	-	70	-	-

Total	100%	35%	-%	65%	-%	%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	99%	1%	-%	-%	-%

(1)	Credit quality is based on Standard and Poor’s ratings at December 31, 2010 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During 2010, U.S. asset-backed commercial paper volumes stabilized as most major bank conduit sponsors are extending new financing to clients but at a slower pace. Credit spreads in the multi-seller conduit market have generally trended lower following a pattern that is prevalent across the U.S. credit markets. In the ABCP market, the success of the Federal Reserve’s Term Asset-Backed Securities Loan Facility program revived the term ABS market. The lower supply of ABCP has led to greater investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.

The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements. As a result of specific difficulties in the Canadian asset backed commercial paper markets, we entered into various agreements during 2007 modifying obligations with respect to these facilities.

Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders and endorsed by the Canadian justice system in 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $399 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HSBC Bank USA derivatives transactions with the previous conduit vehicles have been assigned to the new Master Conduit Vehicles. Under the restructuring,

HSBC USA Inc.

collateral provided to us to mitigate the derivatives exposures is significantly higher than it was prior to the restructuring.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of $300 million (denominated in Canadian dollars) and provide a $100 million credit facility. As of December 31, 2010 this credit facility was undrawn and approximately $301 million (U.S. dollars) of long-term securities were held. At December 31, 2009, approximately $1 million of the credit facility was drawn and $285 million (U.S. dollars) of long term securities were held. The change in value of securities held from December 31, 2009 was due to exchange rate fluctuations between the U.S. dollar and the Canadian dollar.

As of December 31, 2010 and 2009, other than the facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements. However, we hold $10 million of long-term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $103 million in the fair value of financial liabilities during 2010, compared to an increase of $310 million during 2009.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the loss on debt designated at fair value and related derivatives during 2010 should not be considered indicative of the results for any future period.

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

HSBC USA Inc.

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

HSBC USA Inc.

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2010 and December 31, 2009, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Transfers between leveling categories are recognized at the end of each reporting period.

Material Transfers Between Level 1 and Level 2 Measurements During 2010 and 2009, there were no material transfers between Level 1 and Level 2 measurements.

Level 3 Measurements The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of December 31, 2010 and 2009.

At December 31,	2010	2009

	(dollars are in millions)

Level 3 assets(1)(2)	$5,776	$9,179
Total assets measured at fair value(3)	139,139	111,219
Level 3 liabilities	5,197	3,843
Total liabilities measured at fair value(1)	83,444	74,021
Level 3 assets as a percent of total assets measured at fair value	4.2%	8.3%
Level 3 liabilities as a percent of total liabilities measured at fair value	6.2%	5.2%

(1)	Presented without netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes $4.8 billion of recurring Level 3 assets and $992 million of non-recurring Level 3 assets at December 31, 2010 and $7.4 billion of recurring Level 3 assets and $1.8 billion of non-recurring Level 3 assets at December 31, 2009.

(3)	Includes $137.6 billion of assets measured on a recurring basis and $1.5 billion of assets measured on a non-recurring basis at December 31, 2010. Includes $108.6 billion of assets measured on a recurring basis and $2.7 billion of assets measured on a non-recurring basis at December 31, 2009.

HSBC USA Inc.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in 2007 and continuing into 2009, the creditworthiness of the monoline insurers had deteriorated significantly. However, beginning in the second half of 2009 and continuing into 2010, the credit condition of some insurers began to improve. As a result, we made a $93 million positive credit risk adjustment and a $152 million negative credit risk adjustment to the fair value of our credit default swap contracts during 2010 and 2009, respectively, which is reflected in trading revenue (loss). We have recorded a cumulative credit adjustment reserve of $361 million against our monoline exposure at December 31, 2010 compared to a $713 million credit adjustment reserve at December 31, 2009. The decreases in 2010 reflect both reductions in our outstanding positions and improvements in exposure estimates.

Loans As of December 31, 2010 and 2009, we have classified $413 million and $793 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a gain of $50 million for such mortgage loans during 2010 compared to losses of $233 million during 2009. The changes in fair value are recorded as other revenues in the consolidated statement of income (loss). The decrease in losses in 2010 reflect reduced volatility in the U.S. residential mortgage markets.

Material Additions to and Transfers Into (Out of) Level 3 Measurements During 2010, we transferred $238 million of mortgage and other asset-backed securities from Level 2 to Level 3 as the availability of observable inputs declined and the discrepancy in valuation per independent pricing services increased. In addition, we transferred $157 million of credit derivatives from Level 2 to Level 3 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps.

During 2010, we transferred $666 million of mortgage and other asset-backed securities and $184 million of corporate bonds from Level 3 to Level 2 due to the availability of observable inputs in the market including broker and independent pricing service valuations. In addition, we transferred $366 million of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded equity derivative is no longer unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

During 2009, we transferred $634 million of mortgage and other asset-backed securities and $345 million of corporate bonds from Level 2 to Level 3 as the availability of observable inputs continued to decline. In addition, we transferred $69 million of credit derivatives from Level 2 to Level 3.

See Note 28, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2010 and 2009 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of December 31, 2010:

Asset-backed securities backed by consumer finance collateral:

Credit Quality of Collateral:

			Commercial Mortgages		Prime		Alt-A		Sub-prime
			Prior to	2006 to	Prior to	2006 to	Prior to	2006 to	Prior to	2006 to
Year of Issuance:		Total	2006	Present	2006	Present	2006	Present	2006	Present

		(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$161	$-	$-	$-	$-	$3	$156	$2	$-
	Student loans	32	-	-	-	-	32	-	-	-
	Residential mortgages	470	-	-	-	-	279	-	191	-
	Commercial mortgages	552	53	499	-	-	-	-	-	-
	Other	104	-	-	-	-	104	-	-	-

	Total AAA	1,319	53	499	-	-	418	156	193	-

AA	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-
	Student loans	-	-	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total AA	-	-	-	-	-	-	-	-	-

A	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	63	-	-	-	-	-	-	63	-
	Commercial mortgages	-	-	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total A	63	-	-	-	-	-	-	63	-

BBB	Home equity loans	106	-	-	-	-	1	104	1	-
	Residential mortgages	-	-	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total BBB	106	-	-	-	-	1	104	1	-

BB	Home equity	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total BB	-	-	-	-	-	-	-	-	-

B	Auto loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total B	-	-	-	-	-	-	-	-	-

CCC	Home equity loans	90	-	-	-	-	-	90	-	-
	Residential mortgages	11	-	-	-	-	4	4	-	3

	Total CCC	101	-	-	-	-	4	94	-	3

CC	Residential mortgages	-	-	-	-	-	-	-	-	-

D	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total D	-	-	-	-	-	-	-	-	-

Unrated	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	9	-	-	-	-	9	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total Unrated	9	-	-	-	-	9	-	-	-

		$1,598	$53	$499	$-	$-	$432	$354	$257	$3

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated

	(in millions)

Rating of securities:	Collateral type:
	Corporate loans	$322	$-	$-	$322	$-	$-
	Residential mortgages	6	-	-	-	-	6
	Commercial mortgages	245	-	-	182	63	-
	Trust preferred	157	-	157	-	-	-
	Aircraft leasing	63	-	-	-	-	63
	Others	-	-	-	-	-	-

		793	$-	$157	$504	$63	$69

	Total asset-backed securities	$2,390

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $234 million or a decrease of the overall fair value measurement of approximately $206 million as of December 31, 2010. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

Risk Management

Overview Some degree of risk is inherent in virtually all of our activities. For the principal activities undertaken, the following are considered to be the most important types of risks:

•	Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default.

•	Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself.

•	Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to rate movements.

•	Market risk is the potential for losses in daily mark-to-market positions (mostly trading) due to adverse movements in money, foreign exchange, equity or other markets and includes both interest rate risk and trading risk.

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events (including legal risk but excluding strategic and reputational risk).

•	Compliance risk is the risk arising from failure to comply with relevant laws, regulations and regulatory requirements governing the conduct of specific businesses.

HSBC USA Inc.

•	Fiduciary risk is the risk associated with offering services honestly and properly to clients in a fiduciary capacity in accordance with Regulation 12 CFR 9, Fiduciary Activity of National Banks.

•	Reputational risk involves the safeguarding of our reputation and can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events.

•	Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

The objective of our risk management system is to identify, measure, monitor and manage risks so that:

•	potential costs can be weighed against the expected rewards from taking the risks;

•	appropriate disclosures can be made to all concerned parties;

•	adequate protections, capital and other resources can be put in place to weather all significant risks; and

•	compliance with all relevant laws, regulations and regulatory requirements is ensured through staff education, adequate processes and controls, and ongoing monitoring efforts.

Our risk management policies are designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. We continually modify and enhance our risk management policies and systems to reflect changes in markets and products and to better align overall risk management processes. Training, individual responsibility and accountability, together with a disciplined, conservative and constructive culture of control, lie at the heart of our management of risk.

Senior managers within an independent, central risk organization under the leadership of the HSBC North America Chief Risk Officer ensure risks are appropriately identified, measured, reported and managed. For all risk types, there are independent risk specialists that set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. For instance, the Chief Risk Officer and the Regional Compliance Officer provide day-to-day oversight of these types of risk management activities within their respective areas and work closely with internal audit and other senior risk specialists at HSBC North America and HSBC. Market risk is managed by the HSBC North America Head of Market Risk. Operational risk is decentralized and is the responsibility of each business and support unit under the direction of the HSBC North America Head of Operational Risk. Compliance risk is managed both on a decentralized basis, with staff who are aligned with and advise each business segment, as well as with an increasing level of centralized compliance services. Beginning in 2010, the compliance function reports to the CEO of HSBC North America as well as functionally to the HSBC Head of Group Compliance. Previously, this formal independent compliance function was under the direction of the HSBC North America Head of Legal and Compliance.

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

HSBC USA Inc.

Risk management oversight begins with our Board of Directors and its various committees, principally the Audit and Risk Committee. Management oversight is provided by corporate and business unit risk management committees with the participation of the Chief Executive Officer or her staff. An HSBC USA Risk Management Committee, chaired by the Chief Executive Officer, focuses on governance, emerging issues and risk management strategies.

The HSBC North America Chief Risk Officer also serves as the HUSI Chief Risk Officer and leads a distinct, cross-disciplinary risk organization and integrated risk function. Additionally, an HSBC North America Anti-Money Laundering (“AML”) Director serves as the designated Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer for HUSI. Specific oversight of various risk management processes is provided by the Risk Management Committee, with the assistance of the following principal HSBC USA subcommittees:

•	the Asset and Liability Policy Committee (“ALCO”);

•	the Fiduciary Risk Committee; and

•	the Operational Risk and Internal Control Committee.

Risk oversight and governance is also provided within a number of specialized cross-functional North America risk management subcommittees, including the HSBC North America Operational Risk and Internal Control Committee, Credit Risk Analytics Oversight Committee, Capital Management Review Meeting, and Stress Testing and Scenario Oversight Committee.

While the charters of the Risk Management Committee and each sub-committee are tailored to reflect the roles and responsibilities of each committee, they all have the following common themes:

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

Economic Capital (“EC”) is defined as the amount of capital required to sustain a business through a complete business cycle, enabling the business to absorb unexpected losses and thereby limit the probability of insolvency. As part of its ICAAP, HNAH and HBUS have developed an inventory of risks that we are subject to, and have established processes for quantifying those risks were possible. The quantified risks comprise Economic Capital, and include credit risk, operational risk, market risk, interest rate risk, pension risk, refinance risk, insurance risk and model risk. Economic Capital is calibrated to calculate losses over a one year time horizon at a confidence level of 99.95 percent. The confidence level is consistent with HSBC USA’s target rating of “AA,” as “AA” rated credits have historically defaulted at a rate of about .05% per year. The one-year time horizon is consistent with traditional planning and budgeting time horizons.

Regulatory capital requirements are based on the amount of capital held, as defined by regulations, and the amount of risk weighted assets, also calculated based on regulatory definitions. Economic capital is a proprietary measure of risk, calculated on a basis tailored to the risks incurred. Quarterly, Economic Capital is compared to a calculation of available capital resources to assess capital adequacy as part of the ICAAP. In addition, Risk Adjusted Return On Economic Capital (RAROC) is computed for HUSI businesses on a quarterly basis to allow for a comparison of return on risk.

HSBC USA Inc.

In December 2007, U.S. regulators published a final rule regarding Risk-Based Capital Standards. This final rule represents the U.S. adoption of the Basel II Capital Accord. The final rule became effective April 1, 2008 and requires us to adopt its provisions no later than April 1, 2011, in accordance with current regulatory timelines. Final adoption must be preceded by a parallel run period of at least four quarters. We began a formal parallel run in January 2010. This parallel run, which was initiated in January 2010, encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. HSBC Bank USA will seek regulatory approval for adoption when the program enhancements have been completed which may extend beyond April 1, 2011.

In December 2010, U.S. regulators published their updated Market Risk Amendment Notice of Proposed Rulemaking aligned closely with the Basel publications (known in the industry as Basel 2.5). The rule includes changes to the existing regulatory capital approaches which may become official after the comment period and normal regulatory review. If the rule is published as presently written, we will experience a significant increase to capital requirements with no additional risk acceptance.

In addition, we continue to support the HSBC Group Basel II framework, as adopted by the Financial Services Authority (“FSA”). Data regarding credit risk, operational risk, and market risk is supplied to support the Group’s regulatory capital and risk weighted asset calculations.

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

Our credit risk management procedures are designed for all stages of economic and financial cycles, including the current protracted and challenging period of market volatility and economic uncertainty. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process. Action has been taken, where necessary, to improve our resilience to risks associated with the current market conditions by selectively discontinuing business lines or products, tightening underwriting criteria and investing in improved fraud prevention technologies.

The responsibilities of the credit risk function include:

•	Formulating credit risk policies - Our policies are designed to ensure that various retail and commercial business units operate within clear standards of acceptable credit risk. Our policies ensure that the HSBC

HSBC USA Inc.

standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the Audit and Risk Committee.

•	Approving new credit exposures and independently assessing large exposures annually - The Chief Credit Officer delegates credit authority to our various lending units. However, most large credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Chief Credit Officer. In addition, the Chief Credit Officer coordinates the approval of material credits with HSBC Group Credit Risk which, subject to certain agreed-upon limits, will review and concur on material new and renewal transactions.

•	Overseeing retail credit risk - The HSBC North America Chief Retail Credit Officer manages the credit risk associated with retail portfolios and is supported by expertise from a dedicated advanced risk analytics unit.

•	Maintaining and developing the governance and operation of the commercial risk rating system - A two-dimensional credit risk rating system is utilized in order to categorize exposures meaningfully and enable focused management of the risks involved. This ratings system is comprised of a 23 category Customer Risk Rating, which considers the probability of default of an obligor and a separate assessment of a transaction’s potential loss given default. Each credit grade has a probability of default estimate. Rating methodologies are based upon a wide range of analytics and market data-based tools, which are core inputs to the assessment of counterparty risk. Although automated risk rating processes are increasingly used, for larger facilities the ultimate responsibility for setting risk grades rests in each case with the final approving executive. Risk grades are reviewed frequently and amendments, where necessary, are implemented promptly.

•	Measuring portfolio credit risk - Over the past few years, the advanced credit ratings system has been used to implement a credit economic capital risk measurement system to measure the risk in our credit portfolios, using the measure in certain internal and Board of Directors reporting. Simulation models are used to determine the amount of unexpected losses, beyond expected losses, that we must be prepared to support with capital given our targeted debt rating. Quarterly credit economic capital reports are generated and reviewed with management and the business units. Efforts continue to refine both the inputs and assumptions used in the credit economic capital model to increase its usefulness in pricing and the evaluation of large and small commercial and retail customer portfolio products and business unit return on risk.

•	Monitoring portfolio performance - A credit data warehouse has been implemented to centralize the reporting of credit risk, support the analysis of risk using tools such as Economic Capital, and to calculate credit loss reserves. This data warehouse also supports HSBC’s wider effort to meet the requirements of Basel II and to generate credit reports for management and the Board of Directors.

•	Establishing counterparty and portfolio limits - We monitor and limit our exposure to individual counterparties and to the combined exposure of related counterparties. In addition, selected industry portfolios, such as real estate, are subject to caps that are established by the Chief Credit Officer and reviewed where appropriate by management committees and the Board of Directors. Counterparty credit exposure related to derivative activities is also managed under approved limits. Since the exposure related to derivatives is variable and uncertain, internal risk management methodologies are used to calculate the 95% worst-case potential future exposure for each customer. These methodologies take into consideration, among other factors, cross-product close-out netting, collateral received from customers under Collateral Support Annexes (CSAs), termination clauses, and off-setting positions within the portfolio.

•	Managing problem commercial loans - Special attention is paid to problem loans. When appropriate, our commercial Special Credits Unit and retail Default Services teams provide customers with intensive management and control support in order to help them avoid default wherever possible and maximize recoveries.

HSBC USA Inc.

•	Establishing allowances for credit losses - The Chief Credit Officer and the HSBC North America Chief Retail Credit Officer share responsibility with the Chief Financial Officer for establishing appropriate levels of allowances for credit losses inherent in various loan portfolios.

A Credit Review and Risk Identification (“CRRI”) function is also in place in HSBC North America to identify and assess credit risk. The CRRI function consists of a Wholesale and Retail Credit Review function as well as functions responsible for the independent assessment of Wholesale and Retail models. The CRRI function provides an ongoing independent assessment of credit risk, the quality of credit risk management and, in the case of wholesale credit risk, the accuracy of individual credit risk ratings. The functions independently and holistically assess the business units and risk management functions to ensure the business is operating in a manner that is consistent with HSBC Group strategy and appropriate local and HSBC Group credit policies, procedures and applicable regulatory guidelines. The Credit Risk Review functions examine asset quality, credit processes and procedures, as well as the risk management infra-structures in each commercial and retail lending unit. Selective capital markets based functions are included within this scope. CRRI also independently assesses the retail and wholesale credit risk models, operational risk models, and Economic Capital models to determine if they are fit for purpose and consistent with regulatory requirements and HSBC Group Policy.

Liquidity Risk Management Liquidity risk is the risk that an institution will be unable to meet its obligations as they become due or fund its customers because of an inability to liquidate assets or obtain adequate funding. We continuously monitor the impact of market events on our liquidity positions. In general terms, the strains due to the credit crisis have been concentrated in the wholesale market as opposed to the retail market (the latter being the market from which we source core demand and time deposit accounts). Financial institutions with less reliance on the wholesale markets were in many respects less affected by the recent conditions. Core deposits comprise 75 percent of our total deposit base, providing more stable balances, less sensitivity to market events or changes in interest rates. Our limited dependence upon the wholesale markets for funding has been a significant competitive advantage through the recent period of financial market turmoil. We will continue to adapt the liquidity framework described below as we assimilate further knowledge from the recent disruptions in the marketplace.

Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time while maintaining routine operations and market confidence. Market funding is planned in conjunction with HSBC, as the markets increasingly view debt issuances from the separate companies within the context of their common parent company. Liquidity management is performed at both HSBC USA and HSBC Bank USA. Each entity is required to have sufficient liquidity for a crisis situation. ALCO is responsible for the development and implementation of related policies and procedures to ensure that the minimum liquidity ratios and a strong overall liquidity position are maintained.

In carrying out this responsibility, ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at our disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. In addition to base case projections, multiple stress scenarios are generated to simulate crisis conditions, including:

•	run-off of non-core deposits;

•	inability to renew maturing interbank fundings;

•	draw downs of committed loan facilities;

•	four-notch rating downgrade of HSBC Bank USA; and

•	increased discount on security values for repos or disposals.

ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. In addition, ALCO analyzes changes in the uses of liquidity, establishes policy on balance sheet usage, and sets limits on and monitors the ratio of Advances to Core Funding (“ACF”). This ratio measures what percentage of our stable sources of long-term funding (generally customer deposits deemed to be “core” in accordance with HSBC policy and debt with at least 12 months until maturity), are

HSBC USA Inc.

utilized in providing loans to customers. Currently our ACF ratio stands at 88 percent. ALCO must also maintain a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses and customer relationships. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators are monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, material reductions or extreme volatility in customer deposit balances, increased utilization of credit lines, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without access to the wholesale unsecured funding market for at least one year. Contingency funding needs will be satisfied primarily through the sale of the investment portfolio and liquidation of the residential mortgage portfolio. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage portfolio may be sold, securitized, or used for collateral at the FHLB to increase borrowings. We maintain a Liquid Asset Buffer consisting of cash, short-term liquid assets and unencumbered government and other highly rated investment securities as a source of funding. Further, collateral is maintained at the Federal Reserve Bank discount window and the FHLB, providing additional secured borrowing capacity in a liquidity crisis.

Given our overall liquidity position, during 2010, we have continued to manage down low-margin commercial and institutional deposits in order to maximize profitability.

We continue to evaluate the Basel III framework for liquidity risk management. The Basel Committee has issued some preliminary guidance, but we are still awaiting formal instructions as to how the ratios are calculated. The proposals include both a Liquidity Coverage Ratio (“LCR”) designed to insure banks have sufficient high-quality liquid assets to survive a significant stress scenario lasting 30 days and a Net Stable Funding Ratio (“NSFR”) with a time horizon of one year to ensure a sustainable maturity structure of assets and liabilities. For both ratios, banks are expected to achieve a ratio of 100%. The observation period for the ratios begins in 2012 with LCR introduced by 2015 and NSFR by 2018. We anticipate meeting these requirements well in advance of their formal introduction.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At December 31, 2010, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA-	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA	AA	AA

(1)	Dominion Bond Rating Service.

In August 2010, Standard and Poor’s changed their outlook on the long and short term debt ratings of both HSBC USA Inc. and HSBC Bank USA from “negative” to “stable” and in October 2010, re-affirmed the long and short term debt ratings of each entity. As of December 31, 2010, there were no pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies. In January 2011, DBRS changed its outlook for both HSBC USA Inc. and HSBC Bank USA from “negative” to “stable.”

Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.

Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available for sale debt securities. Approximately $453 million of debt

HSBC USA Inc.

securities in this portfolio at December 31, 2010 are expected to mature in 2011. The remaining $44.9 billion of debt securities not expected to mature in 2011 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets through loan sales and securitizations. In 2010, we did not sell any residential mortgage loans other than normal loan sales to government sponsored enterprises.

It is the policy of HSBC Bank USA to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is collateral that is physically maintained at the Federal Reserve, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary. Further liquidity is available from the Federal Home Loan Bank of New York. As of December 31, 2010, we had outstanding advances of $1.0 billion. We have access to further borrowings based on the amount of mortgages and securities pledged as collateral to the FHLB.

As of December 31, 2010, any significant dividend from HSBC Bank USA to us would require the approval of the OCC, in accordance with 12 USC 60. See Note 25, “Retained Earnings and Regulatory Capital Requirements,” of the consolidated financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.

Under a shelf registration statement filed with the Securities and Exchange Commission, we may issue debt securities or preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units. We satisfy the eligibility requirements for designation as a “well-known seasoned issuer,” which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue debt under the registration statement is limited by the debt issuance authority granted by the Board. We are currently authorized to issue up to $15.0 billion, of which $3.0 billion is available. During 2010, we issued $2.5 billion of senior debt from this shelf.

HSBC Bank USA has a $40.0 billion Global Bank Note Program, which provides for issuance of subordinated and senior notes. Borrowings from the Global Bank Note Program totaled $1.9 billion in 2010. There is approximately $17.9 billion of availability remaining on a cumulative basis.

At December 31, 2010, we also had a $2.5 billion back-up credit facility with HSBC Bank plc for issuances of commercial paper.

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

HSBC USA Inc.

which are limited in scope. Total equity investments, excluding stock owned in the Federal Reserve and New York Federal Home Loan Bank, represent less than one percent of total available-for-sale securities.

The following table shows the repricing structure of assets and liabilities as of December 31, 2010. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting “gaps” are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year end, and one-day figures can be distorted by temporary swings in assets or liabilities.

	Within	After One	After Five	After
	One	But Within	But Within	Ten
December 31, 2010	Year	Five Years	Ten Years	Years	Total

	(in millions)

Commercial loans	$29,469	$1,632	$474	$52	$31,627
Residential mortgages	11,892	3,816	1,632	1,131	18,471
Private label	11,988	1,308	-	-	13,296
Credit card receivables	9,289	1,525	-	-	10,814
Other consumer loans	1,035	215	1	-	1,251

Total loans(1)	63,673	8,496	2,107	1,183	75,459
Securities available-for-sale and securities held-to-maturity	1,594	15,446	17,200	14,473	48,713
Other assets	51,375	7,416	850	-	59,641

Total assets	116,642	31,358	20,157	15,656	183,813

Domestic deposits(2):
Savings and demand	59,158	17,982	10,665	-	87,805
Certificates of deposit	7,361	691	29	-	8,081
Long-term debt	10,072	1,610	2,648	2,900	17,230
Other liabilities/equity	59,576	10,594	2	525	70,697

Total liabilities and equity	136,167	30,877	13,344	3,425	183,813

Total balance sheet gap	(19,525)	481	6,813	12,231	-

Effect of derivative contracts	11,529	(7,520)	(2,497)	(1,512)	-

Total gap position	$(7,996)	$(7,039)	$4,316	$10,719	$-

(1)	Includes loans held for sale.

(2)	Does not include purchased or wholesale deposits. For purposes of this table purchased and wholesale deposits are reflected in “Other liabilities/equity”.

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

HSBC USA Inc.

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

Present value of a basis point is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2010 and 2009.

At December 31,	2010	2009

	(in millions)

Institutional PVBP movement limit	$8.0	$6.5
PVBP position at period end	3.9	.5

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at December 31, 2010 and 2009.

At December 31,	2010	2009

	(values as a percentage)

Institutional economic value of equity limit	+/−15	+/−20
Projected change in value (reflects projected rate movements on January 1, 2010):
Change resulting from an immediate 200 basis point increase in interest rates	(7)	(4)
Change resulting from an immediate 200 basis point decrease in interest rates	(4)	(3)

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

At December 31, 2010	Amount	%

	(dollars are in millions)

Projected change in net interest income (reflects projected rate movements on January 1, 2011):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	$43	1
Change resulting from a gradual 100 basis point decrease in the yield curve	(205)	(4)
Change resulting from a gradual 200 basis point increase in the yield curve	20	-
Change resulting from a gradual 200 basis point decrease in the yield curve	(374)	(8)
Other significant scenarios monitored (reflects projected rate movements on January 1, 2011):
Change resulting from an immediate 100 basis point increase in the yield curve	43	1
Change resulting from an immediate 100 basis point decrease in the yield curve	(335)	(7)
Change resulting from an immediate 200 basis point increase in the yield curve	(20)	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(531)	(11)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of December 31, 2010, we had an available-for-sale securities portfolio of approximately $45.5 billion with a positive mark-to-market of $187 million included in tangible common equity of $12.5 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $328 million to a net loss of $141 million with the following results on our tangible capital ratios.

At December 31, 2010	Actual	Proforma(1)

Tangible common equity to tangible assets	6.91%	6.80%
Tangible common equity to risk weighted assets	10.29	10.10

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

Market Risk Management Market risk is the risk that movements in market risk factors, including foreign exchange rates and commodity prices, interest rates, credit spreads and equity prices, will reduce HSBC USA’s income or the value of its portfolios. We separate exposures to market risk into trading and non-trading portfolios. Trading portfolios include those positions arising from market-making and other mark-to-market positions so designated. Non-trading portfolios primarily arise from the interest rate management of our retail and commercial banking assets and liabilities, financial investments classified as available-for-sale and held-to-maturity. We use a range of tools to monitor and manage market risk exposures. These include sensitivity analysis, VAR and stress testing.

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

We routinely validate the accuracy of our VAR models by back-testing the actual daily profit and loss results, adjusted to remove non-modeled items such as fees and commissions and intraday trading, against the corresponding VAR numbers. Statistically, we would expect to see losses in excess of VAR only one percent of the time. The number of backtesting breaches in a period is used to assess how well the model is performing and, occasionally, new parameters are evaluated and introduced to improve the models’ fit. Although a valuable guide to risk, VAR must always be viewed in the context of its limitations, that is:

•	the use of historical data as a proxy for estimating future events may not encompass all potential events, particularly those which are extreme in nature;

•	the use of a one-day holding period assumes that all positions can be liquidated or the risks offset in one day. This may not fully reflect the market risk arising at times of severe illiquidity, when a one-day holding period may be insufficient to liquidate or fully hedge all positions;

•	the use of a 99 percent confidence level, by definition, does not take into account losses that might occur beyond this level of confidence;

•	VAR is calculated on the basis of exposures outstanding at the close of business and therefore does not necessarily reflect intraday exposures; and

•	VAR is unlikely to reflect loss potential on exposures that only arise under significant market moves.

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

Stress testing is governed by the Stress Testing Review Group forum that coordinates Group stress testing scenarios in conjunction with the regional risk managers. Consideration is given to the actual market risk exposures, along with market events in determining the stress scenarios.

HSBC USA Inc.

Stress testing results are reported to senior management and provide them with an assessment of the financial impact such events would have on our profits.

The years preceding the market turmoil experienced in recent years were characterized by historically low levels of volatility, with ample market liquidity. This period was associated with falling levels of VAR as the level of observed market volatility is a key determinant in the VAR calculation. The increase in market volatility throughout 2008 and into 2009 was most noticeable in the credit spreads of financial institutions and asset backed securities (“ABSs”) and mortgage backed securities (“MBSs”). The increase in the volatility of credit spreads reflected the market’s continued uncertainty with respect to the exposure of financial institutions to the U.S. subprime market, either directly or through structured products, and spread to more concerns about the wider economy. The tightening of both credit and liquidity within the wholesale markets prompted remedial action from the central banks, which included injecting liquidity into the wholesale markets, taking equity stakes and cutting rates. Macro economic uncertainty also has led to increases in volatility in other risk types such as interest rates and foreign exchange prices.

The major contributor to the trading and non-trading VAR for us was our Global Banking and Markets operations.

VAR – Trading Activities Our management of market risk is based on a policy of restricting individual operations to trading within an authorized list of permissible instruments, enforcing new product approval procedures and restricting trading in the more complex derivative products to offices with appropriate levels of product expertise and robust control systems. Market making trading is undertaken within Global Banking and Markets.

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and managed using a complementary set of techniques, including VAR and a variety of interest rate risk monitoring techniques as discussed above. These techniques quantify the impact on capital of defined market movements.

Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased with the intent of selling them, and within the mortgage banking subsidiary included within the PFS business segment. Portfolios include foreign exchange, interest rate swaps and credit derivatives, precious metals (i.e. gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading occurs as a result of customer facilitation, proprietary position taking and economic hedging. In this context, economic hedging may include forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge accounting requirements.

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The following table summarizes trading VAR for 2010:

	December 31,	Full Year 2010			December 31,
	2010	Minimum	Maximum	Average	2009

	(in millions)

Total trading	$21	$20	$60	$33	$38
Equities	-	-	2	-	-
Foreign exchange	1	1	9	4	2
Interest rate directional and credit spread	18	18	53	28	33

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during calendar year 2010. Market risk-related trading revenues include realized and unrealized gains

HSBC USA Inc.

(losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for 2010 shows that the largest daily gain was $18 million and the largest daily loss was $10 million.

	Below	$(5)	$0 to	$5 to	Over
	$(5)	to $0	$5	$10	$10
Ranges of daily trading revenue earned from market risk-related activities	(dollars are in millions)

Number of trading days market risk-related revenue was within the stated range	15	75	111	42	10

The risk associated with movements in credit spreads is primarily managed through sensitivity limits, stress testing and VAR on those portfolios where it is calculated. Beginning in 2009, HSBC introduced credit spread as a separate risk type within its VAR models and credit spread VAR is calculated for credit derivatives portfolios. The total VAR for trading activities, including credit spread VAR for the above portfolios, was $21 million and $38 million for December 31, 2010 and 2009, respectively.

The sensitivity of trading income to the effect of movements in credit spreads on the total trading activities was less than one million and $1 million for December 31, 2010 and 2009, respectively. This sensitivity was calculated using simplified assumptions based on one-day movements in market credit spreads over a two-year period at a confidence level of 99 percent.

Certain transactions are structured such that the risk is negligible under a wide range of market conditions or events, but in which there exists a remote possibility that a significant gap event could lead to loss. A gap event could be seen as a change in market price from one level to another with no trading opportunity in between, and where the price change breaches the threshold beyond which the risk profile changes from having no open risk to having full exposure to the underlying structure. Such movements may occur, for example, when there are adverse news announcements and the market for a specific investment becomes illiquid, making hedging impossible. Given the characteristics of these transactions, they will make little or no contribution to VAR or to traditional market risk sensitivity measures. We capture the risks for such transactions within our stress testing scenarios. Gap risk arising is monitored on an ongoing basis, and we incurred no gap losses on such transactions in 2010.

The ABS/MBS exposures within the trading portfolios are managed within sensitivity and VAR limits and are included within the stress testing scenarios described above.

VAR – Non-trading Activities Interest rate risk in non-trading portfolios arises principally from mismatches between the future yield on assets and their funding cost as a result of interest rate changes. Analysis of this risk is complicated by having to make assumptions on embedded optionality within certain product areas such as the incidence of mortgage repayments, and from behavioral assumptions regarding the economic duration of liabilities which are contractually repayable on demand such as current accounts. The prospective change in future net interest income from non-trading portfolios will be reflected in the current realizable value of these positions if they were to be sold or closed prior to maturity. In order to manage this risk optimally, market risk in non-trading portfolios is transferred to Global Markets or to separate books managed under the supervision of the local ALCO. Once market risk has been consolidated in Global Markets or ALCO-managed books, the net exposure is typically managed through the use of interest rate swaps within agreed upon limits.

The following table summarizes non-trading VAR for 2010, assuming a 99 percent confidence level for a two-year observation period and a one-day “holding period.”

	December 31,	Full Year 2010			December 31,
	2010	Minimum	Maximum	Average	2009

	(in millions)

Interest rate	$138	$114	$170	$139	$114

The sensitivity of equity to the effect of movements in credit spreads on our available-for-sale debt securities was $3 million and $8 million at December 31, 2010 and 2009, respectively. The sensitivity was calculated on the same basis as that applied to the trading portfolio.

HSBC USA Inc.

Market risk also arises on fixed-rate securities we issue. These securities are issued to support long-term capital investments in subsidiaries and include non-cumulative preferred shares, noncumulative perpetual preferred securities and fixed rate subordinated debt.

Market risk arises on debt securities held as available-for-sale. The fair value of these securities was $45.5 billion and $27.8 billion at December 31, 2010 and 2009, respectively.

A principal part of our management of market risk in non-trading portfolios is to monitor the sensitivity of projected net interest income under varying interest rate scenarios (simulation modeling). We aim, through our management of market risk in non-trading portfolios, to mitigate the effect of prospective interest rate movements which could reduce future net interest income, while balancing the cost of such hedging activities on the current net revenue stream. See “Interest Rate Risk Management” above for further discussion.

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

At December 31, 2010	Value

(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on January 1, 2011):
Value of hedged MSRs portfolio	$394
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)
Calculated change in net market value	(2)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	5
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	12

The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

HSBC USA Inc.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during 2010. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during 2010.

	Below	$(2) to	$0 to	$2 to	Over
	$(2)	$0	$2	$4	$4
Ranges of mortgage economic value from market risk-related activities
	(dollars are in millions)

Number of trading weeks market risk-related revenue was within the stated range	9	11	15	9	8

Operational Risk Operational risk results from inadequate or failed internal processes, people and systems or from external events, including legal risk, but excluding strategic and reputation risk. Operational risk is inherent in all of our business activities and, as with other types of risk, is managed through our overall framework designed to balance strong corporate oversight with well defined independent risk management.

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

HSBC USA Inc.

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

Internal audits provide an important independent check on controls and test institutional compliance with the operational risk management framework. Internal audit utilizes a risk-based approach to determine its audit coverage in order to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance and reporting. This includes reviews of the operational risk framework, the effectiveness and accuracy of the risk assessment process and the loss data collection and reporting activities.

Compliance Risk Compliance risk is the risk arising from failure to comply with relevant laws, regulations and regulatory requirements governing the conduct of specific businesses. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.

Prior to the second quarter of 2010, compliance risk reported to the HSBC North America Head of Legal and Compliance. Beginning in the second quarter of 2010, the Compliance and Legal functions were separated and the Compliance function now reports to the CEO of HSBC North America as well as functionally to the HSBC Head of Group Compliance. Until a permanent Head of HSBC Compliance, North America was appointed in January 2011, the HSBC Head of Group Compliance was appointed as the Acting Head of Compliance, North America. Additional steps were taken in 2010 to further strengthen our compliance risk management approach, including increased investment in people, systems and advisory services; strategic actions to streamline our business; and the strengthening of the Anti-Money Laundering (“AML”) Office with responsibility for the guidance and oversight of AML risk management activities within HSBC North America and its subsidiaries, including HSBC USA. Efforts to strengthen the Compliance function will continue.

Consistent with HSBC’s commitment to ensure adherence with applicable regulatory requirements for all of its world-wide affiliates, we have implemented a multi-faceted Compliance Risk Management program. This program addresses a number of regulatory priorities, including the following:

•	AML regulations;

•	economic sanctions requirements;

•	consumer protection regulations;

•	community reinvestment requirements;

•	privacy; and

•	dealings with affiliates.

Oversight of the Compliance Risk Management program is provided by the Audit and Risk Committee of the Board of Directors through the Risk Management Committee, which is advised of significant potential compliance issues, strategic policy-making decisions and reputational risk matters. Internal audit, through continuous monitoring and periodic audits, tests the effectiveness of the overall Compliance Risk Management program.

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

HSBC USA Inc.

services and marketing programs. A wide range of compliance training is provided to relevant staff, including mandated programs for such areas as anti-money laundering, fair and responsible lending and privacy.

The independent Compliance function is comprised of compliance teams supporting the specific business units, as well as centralized teams providing subject matter and operational compliance expertise in specific areas, notably AML compliance. In 2010, we reorganized the HSBC North America AML Compliance function to centralize AML governance and decision-making and establish a more robust oversight of the AML Compliance function. Beginning in October 2010, the HSBC North America Holdings Anti-Money Laundering Director (“AML Director”), who also serves as the designated Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer for HUSI, reports directly to the Regional Compliance Officer of HSBC North America. Additionally, beginning in 2010, the local compliance officers in each line of business have a functional reporting line to the AML Director as it relates to the AML Compliance function. As a result of the reorganization in 2010, AML Compliance now operates as a separate and centralized group within the overall Compliance function.

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

Oversight for the Fiduciary Risk Management function falls to the Fiduciary Risk Management Committee, a subcommittee of the Risk Management Committee. This committee is chaired by the Managing Director – Private Banking. The Senior Vice President – Fiduciary Risk is responsible for an independent Fiduciary Risk Management

HSBC USA Inc.

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

Reputational Risk The safeguarding of our reputation is of paramount importance to our continued prosperity and is the responsibility of every member of our staff. Reputational risk can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events. Our good reputation depends upon the way in which we conduct our business, but can also be affected by the way in which customers to whom we provide financial services conduct themselves.

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

HSBC USA Inc.

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

HSBC USA Inc.

equity in the home. Home equity mortgages may be either fixed rate or adjustable rate loans. Home equity mortgages are reported within Residential Mortgage Loans.

HTCD – HSBC Trust Company (Delaware); one of our wholly-owned U.S. banking subsidiaries.

HTSU – HSBC Technology & Services (USA) Inc., an indirect wholly-owned subsidiary of HSBC North America which provides information technology and centralized operational services, such as human resources, tax, finance, compliance, legal, corporate affairs and other services shared among HSBC Affiliates, primarily in North America.

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

Loan-to-Value (“LTV”) Ratio – The loan balance at time of origination expressed as a percentage of the appraised property value at the time of origination.

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

Private Label Card Receivable Portfolio – Loan and credit card receivable portfolio acquired from HSBC Finance on December 29, 2004.

Rate of Return on Common Shareholder’s Equity – Net income, reduced by preferred dividends, divided by average common shareholder’s equity for a given period.

Rate of Return on Total Assets – Net income after taxes divided by average total assets for a given period.

Refreshed Loan-to-Value – For first liens, the current loan balance expressed as a percentage of the current property value. For second liens, the current loan balance plus the senior lien amount at origination expressed as a percentage

HSBC USA Inc.

of the current property value. Current property values are derived from the property’s appraised value at the time of loan origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area or state level. The estimated current value of the home could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

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

Tangible Common Shareholder’s Equity to Total Tangible Assets – Common shareholder’s equity less goodwill, other intangibles, unrealized gains and losses on cash flow hedging instruments, postretirement benefit plan adjustments, and unrealized gains and losses on available-for-sale securities expressed as a percentage of total assets less goodwill and other intangibles.

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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES – CONTINUING OPERATIONS

The following table shows the year-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid for 2010, 2009, and 2008, presented on a taxable equivalent basis.

	2010			2009			2008
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)

Assets
Interest bearing deposits with banks	$26,696	$73	.27%	$15,613	$44	.28%	$5,359	$182	3.40%
Federal funds sold and securities purchased under resale agreements	5,100	38	.75	6,860	45	.66	9,560	229	2.39
Trading assets	6,510	147	2.26	4,797	219	4.56	9,425	535	5.68
Securities	40,148	1,181	2.94	27,778	997	3.59	24,538	1,267	5.16
Loans:
Commercial	31,515	955	3.03	35,011	1,160	3.33	39,210	1,915	4.88
Consumer:
Residential mortgages	14,640	678	4.63	17,641	884	5.01	26,972	1,410	5.23
HELOCs and home equity mortgages	3,973	129	3.24	4,452	147	3.29	4,521	222	4.91
Private label card receivables	13,176	1,313	9.96	15,317	1,635	10.67	16,436	1,713	10.42
Credit cards	11,471	974	8.49	13,519	1,250	9.28	1,917	157	8.19
Auto finance	992	169	17.03	2,444	442	18.09	232	13	5.85
Other consumer	1,364	98	7.22	1,668	134	8.09	2,012	188	9.37

Total consumer	45,616	3,361	7.37	55,041	4,492	8.16	52,090	3,703	7.11

Total loans	77,131	4,316	5.60	90,052	5,652	6.28	91,300	5,618	6.15

Other	6,447	48	.74	8,309	46	.55	9,041	219	2.43

Total earning assets	162,032	$5,803	3.58%	153,409	$7,003	4.57%	149,223	$8,050	5.39%

Allowance for credit losses	(3,063)			(3,645)			(1,837)
Cash and due from banks	1,496			1,787			5,307
Other assets	25,656			24,687			30,751

Total assets	$186,121			$176,238			$183,444

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$54,048	$376	.70%	$48,129	$583	1.21%	$45,143	$1,004	2.22%
Other time deposits	16,952	163	.97	19,375	350	1.81	25,450	869	3.42
Deposits in foreign offices:
Foreign banks deposits	7,876	20	.25	11,033	13	.12	14,336	218	1.52
Other interest bearing deposits	19,474	21	.11	15,026	43	.28	14,621	328	2.25

Total interest bearing deposits	98,350	580	.59	93,563	989	1.06	99,550	2,419	2.43

Short-term borrowings	18,499	81	.44	9,600	74	.77	12,182	283	2.32
Long-term debt	17,539	605	3.44	23,320	782	3.35	24,100	985	4.09

Total interest bearing liabilities	134,388	1,266	.94	126,483	1,845	1.46	135,832	3,687	2.71

Net interest income/Interest rate spread		$4,537	2.64%		$5,158	3.11%		$4,363	2.68%

Noninterest bearing deposits	21,974			20,170			15,250
Other liabilities	13,440			15,201			20,736
Total shareholders’ equity	16,319			14,384			11,626

Total liabilities and shareholders’ equity	$186,121			$176,238			$183,444

Net interest margin			2.80%			3.36%			2.92%

Net interest income to average total assets			2.44%			2.93%			2.38%

(1)	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the years ended December 31, 2010, 2009 and 2008 included fees of $64 million, $85 million and $37 million, respectively.

HSBC USA Inc.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Risk Management section under the captions “Interest Rate Risk Management” and “Market Risk Management.”

Item 8.  Financial Statements and Supplementary Data

Our 2010 Financial Statements meet the requirements of Regulation S-X. The 2010 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
HSBC USA Inc.:

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company), an indirect wholly-owned subsidiary of HSBC Holdings plc, as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and the accompanying consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries (the Bank) as of December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, and the financial position of the Bank as of December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
New York, New York
February 28, 2011

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
HSBC USA Inc.:

We have audited HSBC USA Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and the consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries as of December 31, 2010 and 2009, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
New York, New York
February 28, 2011

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2010	2009	2008

	(in millions)

Interest income:
Loans	$4,316	$5,652	$5,618
Securities	1,163	975	1,237
Trading assets	147	219	535
Short-term investments	111	89	411
Other	48	46	219

Total interest income	5,785	6,981	8,020

Interest expense:
Deposits	580	989	2,419
Short-term borrowings	81	74	283
Long-term debt	605	782	985

Total interest expense	1,266	1,845	3,687

Net interest income	4,519	5,136	4,333
Provision for credit losses	1,133	4,144	2,543

Net interest income after provision for credit losses	3,386	992	1,790

Other revenues (losses):
Credit card fees	910	1,356	879
Other fees and commissions	888	803	709
Trust income	102	125	150
Trading revenue (loss)	538	263	(2,662)
Net other-than-temporary impairment losses(1)	(79)	(124)	(231)
Other securities gains, net	74	304	82
Servicing and other fees from HSBC affiliates	156	140	128
Residential mortgage banking revenue (loss)	(122)	172	(11)
Gain (loss) on instruments designated at fair value and related derivatives	294	(253)	286
Other income (expense)	186	(197)	(251)

Total other revenues (losses)	2,947	2,589	(921)

Operating expenses:
Salaries and employee benefits	1,061	1,113	1,216
Support services from HSBC affiliates	1,900	1,587	1,148
Occupancy expense, net	267	280	277
Other expenses	805	900	904

Total operating expenses	4,033	3,880	3,545

Income (loss) from continuing operations before income tax expense (benefit)	2,300	(299)	(2,676)
Income tax expense (benefit)	742	(110)	(943)

Income (loss) from continuing operations	1,558	(189)	(1,733)

Discontinued Operations (Note 3):
Income from discontinued operations before income tax expense	23	73	68
Income tax expense	17	26	24

Income from discontinued operations	6	47	44

Net income (loss)	$1,564	$(142)	$(1,689)

(1)	During 2010, other-than-temporary impairment (“OTTI”) losses on securities available-for-sale and held-to-maturity totaling $79 million were recognized in other revenues. There were no significant losses in the non-credit component of such impaired securities reflected in accumulated other comprehensive income (loss) (“AOCI”), net of tax. During 2009, $208 million of OTTI losses on securities available-for-sale were recognized, of which $84 million was recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

December 31,	2010	2009

	(in millions)

Assets
Cash and due from banks	$1,576	$2,099
Interest bearing deposits with banks	8,202	20,109
Securities purchased under agreements to resell	8,236	1,046
Trading assets	32,402	25,803
Securities available-for-sale (includes $1.1 billion at December 31 2009, collateralizing long-term debt)(1)	45,523	27,806
Securities held-to-maturity (fair value of $3.4 billion and $2.9 billion at December 31, 2010 and 2009, respectively, and includes $881 million at December 31, 2010 collateralizing short-term borrowings)(1)	3,190	2,762
Loans (includes $1.5 billion and $2.7 billion at December 31, 2010 and 2009 collateralizing debt)	73,069	79,489
Less – allowance for credit losses	2,170	3,861

Loans, net(1)	70,899	75,628

Loans held for sale (includes $1.3 billion and $1.1 billion designated under fair value option at December 31, 2010 and 2009, respectively)	2,390	2,908
Properties and equipment, net	549	532
Intangible assets, net	424	484
Goodwill	2,626	2,626
Other assets(1)	7,677	8,156
Assets of discontinued operations	119	1,120

Total assets(1)	$183,813	$171,079

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$23,078	$20,813
Interest bearing (includes $7.4 billion and $4.2 billion designated under fair value option at December 31, 2010 and 2009, respectively)	72,808	69,894
Deposits in foreign offices:
Noninterest bearing	1,263	1,090
Interest bearing	23,502	26,437

Total deposits	120,651	118,234
Short-term borrowings(1)	15,187	6,512
Long-term debt (includes $5.4 billion and $4.6 billion designated under fair value option at December 31, 2010 and 2009, respectively, and $150 million and $3.0 billion at December 31, 2010 and 2009, respectively, collateralized by loans and available-for-sale securities)(1)	17,230	18,008

Total debt	153,068	142,754
Trading liabilities	10,528	7,910
Interest, taxes and other liabilities(1)	3,470	4,652
Liabilities of discontinued operations	14	586

Total liabilities(1)	167,080	155,902

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 shares issued and outstanding at December 31, 2010 and 2009)	-	-
Additional paid-in capital	13,785	13,795
Retained earnings	1,536	45
Accumulated other comprehensive loss	(153)	(228)

Total common shareholder’s equity	15,168	13,612

Total shareholders’ equity	16,733	15,177

Total liabilities and shareholders’ equity	$183,813	$171,079

(1)	The following table summarizes assets and liabilities related to our consolidated variable interest entities (“VIEs”) as of December 31, 2010 and 2009 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (Continued)

December 31,	2010	2009

	(in millions)

Assets
Interest bearing deposits with banks	$759	$72
Securities available-for-sale	-	1,138
Securities held-to-maturity	881	-
Loans, net	14,183	15,953
Other assets	(543)	(330)

Total assets	$15,280	$16,833

Liabilities
Deposits	$20	$20
Short-term borrowings	3,022	-
Long-term debt	205	3,020
Interest, taxes and other liabilities	373	335

Total liabilities	$3,620	$3,375

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	2010	2009	2008

	(dollars are in millions)

Preferred stock
Balance at beginning and end of period	$1,565	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-	-

Additional paid-in capital
Balance at beginning of period	13,795	11,694	8,123
Capital contributions from parent	-	2,167	3,563
Return of capital on preferred shares issued to CT Financial Services, Inc.	(3)	(55)	-
Employee benefit plans and other	(7)	(11)	8

Balance at end of period	13,785	13,795	11,694

Retained earnings
Balance at beginning of period	45	245	1,901
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	1	-	-
Adjustment to initially apply fair value measurement and fair value option accounting, net of tax	-	-	113
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	-	15	-

Balance at beginning of period, as adjusted	46	260	2,014
Net income (loss)	1,564	(142)	(1,689)
Cash dividends declared on preferred stock	(74)	(73)	(80)

Balance at end of period	1,536	45	245

Accumulated other comprehensive loss
Balance at beginning of period	(228)	(787)	(352)
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	(246)	-	-
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	-	(15)	-

Balance at beginning of period, as adjusted	(474)	(802)	(352)
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	165	444	(324)
Other-than-temporarily impaired debt securities available-for-sale(1)	55	(41)	-
Other-than-temporarily impaired debt securities held-to-maturity(1)	93	-	-
Derivatives classified as cash flow hedges	13	171	(98)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	(5)	-	2
Foreign currency translation adjustments, net of tax	-	-	(15)

Other comprehensive income (loss), net of tax	321	574	(435)

Balance at end of period	(153)	(228)	(787)

Total shareholders’ equity	$16,733	$15,177	$12,717

Comprehensive income (loss)
Net income (loss)	$1,564	$(142)	$(1,689)
Other comprehensive income (loss), net of tax	321	574	(435)

Comprehensive income (loss)	$1,885	$432	$(2,124)

Preferred stock
Number of shares at beginning of period	25,947,500	25,947,600	25,947,600
Shares redeemed	-	(100)	-

Number of shares at end of period	25,947,500	25,947,500	25,947,600

Common stock
Issued
Number of shares at beginning of period	712	709	706
Number of shares of common stock issued to parent	-	3	3

Number of shares at end of period	712	712	709

(1)	During 2010, OTTI losses on securities available-for-sale and held-to-maturity totaling $79 million were recognized in other revenues. There were no significant losses in the non-credit component of such impaired securities reflected in AOCI. During 2009, $208 million of OTTI losses on securities available-for-sale were recognized, of which $124 million was recognized in other revenues.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2010	2009	2008

	(in millions)

Cash flows from operating activities
Net income (loss)	$1,564	$(142)	$(1,689)
Income from discontinued operations	6	47	44

Income (loss) from continuing operations	1,558	(189)	(1,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	724	357	202
Provision for credit losses	1,133	4,144	2,543
Deferred income tax provision (benefit)	485	(612)	(592)
Other-than-temporarily impaired available-for-sale and held-to-maturity securities	79	124	231
Realized gains on securities available for sale	(74)	(304)	(82)
Net change in other assets and liabilities	101	1,880	(818)
Net change in loans held for sale:
Originations of loans	(4,019)	(6,485)	(8,808)
Sales and collection of loans held for sale	4,079	6,663	9,067
Tax refund anticipation loans:
Originations of loans	(3,082)	(9,020)	(12,628)
Transfers of loans to HSBC Finance, including premium	3,086	9,031	12,641
Net change in trading assets and liabilities	(4,762)	(2,535)	6,079
LOCOM on loans held for sale	(51)	215	567
Mark-to-market on financial instruments designated at fair value and related derivatives	(294)	253	(286)
Net change in fair value of derivatives and hedged items	(95)	59	93

Cash provided by (used in) operating activities – continuing operations	(1,132)	3,581	6,476
Cash provided by (used in) operating activities – discontinued operations	(405)	33	15

Net cash provided by (used in) operating activities	(1,537)	3,614	6,491

Cash flows from investing activities
Net change in interest bearing deposits with banks	11,907	(4,169)	(11,199)
Net change in federal funds sold and securities purchased under agreements to resell	(7,190)	9,767	2,864
Securities available-for-sale:
Purchases of securities available-for-sale	(41,763)	(37,342)	(18,868)
Proceeds from sales of securities available-for-sale	21,634	22,999	3,679
Proceeds from maturities of securities available-for-sale	2,783	11,919	9,765
Securities held-to-maturity:
Purchases of securities held-to-maturity	(2,036)	(229)	(432)
Proceeds from maturities of securities held-to-maturity	1,350	342	448
Change in loans:
Originations, net of collections	36,991	48,542	24,741
Recurring loans purchases from HSBC Finance	(35,460)	(38,040)	(24,391)
Cash paid on bulk purchase of loans from HSBC Finance	-	(8,821)	-
Auto loans sold to third parties	1,559	-	-
Loans sold to third parties	607	4,502	6,960
Net cash used for acquisitions of properties and equipment	(96)	(44)	(62)
Other, net	80	148	(2)

Cash provided by (used in) investing activities – continuing operations	(9,634)	9,574	(6,497)
Cash provided by (used in) investing activities – discontinued operations	-	-	-

Net cash provided by (used in) investing activities	(9,634)	9,574	(6,497)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2010	2009	2008

	(in millions)

Cash flows from financing activities
Net change in deposits	2,147	(962)	3,030
Debt:
Net change in short-term borrowings	8,675	(3,983)	(1,337)
Issuance of long-term debt	4,412	4,318	10,227
Repayment of long-term debt	(5,415)	(13,955)	(14,629)
Debt repayment related to VIE	(210)	(492)	(1,334)
Debt issued related to the sale and leaseback of property	309	-	-
Repayment of debt related to the sale and leaseback of property	(26)	-	-
Capital contribution from parent	-	2,167	3,563
Return of capital on preferred shares issued to CT Financial Services, Inc.	(3)	(55)	-
Other increases in capital surplus	(7)	(11)	8
Dividends paid	(74)	(73)	(80)

Cash provided by (used in) financing activities – continuing operations	9,808	(13,046)	(552)
Cash provided by (used in) financing activities – discontinued operations	(103)	45	(37)

Net cash provided by (used in) financing activities	9,705	(13,001)	(589)

Net change in cash and due from banks	(1,466)	187	(595)
Cash and due from banks at beginning of period(1)	3,159	2,972	3,567

Cash and due from banks at end of period(2))	$1,693	$3,159	$2,972

Supplemental disclosure of cash flow information
Interest paid during the period	$1,298	$1,979	$3,914
Income taxes paid during the period	32	27	75
Income taxes refunded during the period	-	(263)	(156)
Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$(781)	$387	$675
Transfer of loans to held for sale	1,295	6,472	6,597
Assumption of indebtedness from HSBC Finance related to the bulk loan purchase	-	6,077	-
Securities received for loan settlement	-	78	-

(1)	Cash at beginning of period includes $1,060 million, $1,190 million and $957 million for discontinued operations as of December 31, 2010, 2009 and 2008, respectively.

(2)	Cash at end of period includes $117 million, $1,060 million and $1,190 million for discontinued operations as of December 31, 2010, 2009 and 2008, respectively.

The accompanying notes are an integral part of the consolidated financial statement.

HSBC Bank USA, National Association

CONSOLIDATED BALANCE SHEET

December 31,	2010	2009

	(in millions)

Assets
Cash and due from banks	$1,576	$2,099
Interest bearing deposits with banks	8,051	19,894
Federal funds sold and securities purchased under agreements to resell	8,236	1,046
Trading assets	32,051	25,697
Securities available-for-sale (includes $1.1 billion at December 31, 2009, collateralizing long-term debt)(1)	45,253	27,438
Securities held-to-maturity (fair value of $3.4 billion and $2.8 billion at December 31, 2010 and 2009, respectively, and includes $881 million at December 31, 2010 collateralizing short-term borrowings)(1)	3,151	2,712
Loans (includes $1.5 billion and $2.7 billion at December 31, 2010 and 2009 collateralizing debt)	72,155	77,070
Less – allowance for credit losses	2,169	3,825

Loans, net(1)	69,986	73,245

Loans held for sale (includes $1.3 billion and $1.1 billion designated under fair value option at December 31, 2010 and 2009, respectively)	2,390	3,158
Properties and equipment, net	549	532
Intangible assets, net	424	484
Goodwill	2,036	2,036
Other assets(1)	7,296	7,704
Assets of discontinued operations	119	1,120

Total assets(1)	$181,118	$167,165

Liabilities
Debt:
Deposits in domestic offices:
Noninterest bearing	$23,073	$20,809
Interest bearing (includes $7.4 billion and $4.2 billion designated under fair value option at December 31, 2010 and 2009, respectively)	72,808	69,894
Deposits in foreign offices:
Noninterest bearing	1,263	1,090
Interest bearing	31,461	32,084

Total deposits	128,605	123,877
Short-term borrowings(1)	12,167	3,566
Long-term debt (includes $2.5 billion and $2.3 billion designated under fair value option at December 31, 2010 and 2009, respectively, and $150 million and $3.0 billion at December 31, 2010 and 2009, respectively, collateralized by loans and available-for-sale securities)(1)	8,821	10,701

Total debt	149,593	138,144
Trading liabilities	10,285	7,721
Interest, taxes and other liabilities(1)	3,623	4,864
Liabilities of discontinued operations	14	586

Total liabilities(1)	163,515	151,315

Shareholders’ equity
Preferred stock	-	-
Common shareholder’s equity:
Common stock ($100 par; 50,000 shares authorized; 20,013 and 20,011 shares issued and outstanding at December 31, 2010 and 2009, respectively)	2	2
Additional paid-in capital	15,846	15,793
Retained earnings	1,910	286
Accumulated other comprehensive loss	(155)	(231)

Total common shareholder’s equity	17,603	15,850

Total shareholders’ equity	17,603	15,850

Total liabilities and shareholders’ equity	$181,118	$167,165

(1)	The following table summarizes assets and liabilities related to our consolidated variable interest entities (“VIEs”) as of December 31, 2010 and 2009 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC Bank USA, National Association

CONSOLIDATED BALANCE SHEET (Continued)

December 31,	2010	2009

	(in millions)

Assets
Interest bearing deposits with banks	$759	$72
Securities available-for-sale	-	1,138
Securities held-to-maturity	881	-
Loans, net	14,183	15,953
Other assets	(543)	(330)

Total assets	$15,280	$16,833

Liabilities
Deposits	$20	$20
Short-term borrowings	3,022	-
Long-term debt	205	3,020
Interest, taxes and other liabilities	373	335

Total liabilities	$3,620	$3,375

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

HSBC USA Inc. (“HSBC USA”), incorporated under the laws of Maryland, is a New York State based bank holding company and an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC USA (together with its subsidiaries, “HUSI”) may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.”

Through our subsidiaries, we offer a comprehensive range of personal and commercial banking products and related financial services. HSBC Bank USA, National Association (“HSBC Bank USA”), our principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in 14 states and the District of Columbia. In addition to our domestic offices, we maintain foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America, and Canada. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. We also engage in mortgage banking and serve as an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs.

2.  Summary of Significant Accounting Policies and New Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation The consolidated financial statements include the accounts of HSBC USA and all subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights, or where we exercise control, including all variable interest entities (“VIEs”) in which we are the primary beneficiary. Investments in companies where we have significant influence over operating and financing decisions, which primarily are those where the percentage of ownership is at least 20% but not more than 50%, are accounted for under the equity method and reported as equity method investments in other assets. All significant intercompany accounts and transactions have been eliminated.

HSBC USA Inc.

On January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board in June 2009 related to VIEs. The new guidance eliminated the concept of qualifying special purpose entities (“QSPEs”) that were previously exempt from consolidation and changed the approach for determining the primary beneficiary of a VIE, which is required to consolidate the VIE, from a quantitative approach focusing on risk and reward to a qualitative approach focusing on (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE. We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE is an entity in which the equity investment at risk is not sufficient to finance the entity’s activities, where the equity investors lack certain characteristics of a controlling financial interest, or where voting rights are not proportionate to the economic interests of a particular equity investor and the entity’s activities are conducted primarily on behalf of that investor. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications may be made to prior year amounts to conform to the current year presentation. Unless otherwise indicated, information included in these notes to consolidated financial statements relates to continuing operations for all periods presented. In 2010, we exited the wholesale banknotes business operated through our U.S. and Asian entities. See Note 3, “Discontinued Operations,” for further details.

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

HSBC USA Inc.

Equity securities that are not quoted on a recognized exchange are not considered to have a readily determinable fair value, and are recorded at cost, less any provisions for impairment. Unquoted equity securities, which include Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank (“FRB”) stock and Visa Class B securities, are recorded in other assets.

All other securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of related income taxes, recorded as adjustments to common shareholder’s equity as a component of accumulated other comprehensive income.

Securities that are classified as trading assets are stated at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models, using observable inputs where available, or quoted prices for instruments with similar characteristics. The validity of internal pricing models is substantiated by reference to actual market prices realized upon sale or liquidation of these instruments.

Realized gains and losses on sales of securities not classified as trading assets are computed on a specific identified cost basis and are reported in other revenues (losses) as security gains, net. When the fair value of a security has declined below its amortized cost basis, we evaluate the decline to assess if it is considered other-than-temporary. To the extent that such a decline is deemed to be other-than-temporary, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s cost and its fair value except that beginning in 2009, we changed our method of accounting for other-than-temporary impairments of debt securities as a result of adopting new accounting guidance which requires that only the credit loss component of such a decline is recognized in earnings for a debt security that we do not intend to sell and for which it is not more-likely-than-not that we will be required to sell prior to recovery of its amortized cost basis. A new cost basis is established for the security that reflects the amount of the other-than-temporary impairment loss recognized in earnings. Fair value adjustments to trading securities and gains and losses on the sale of such securities are reported in other revenues (losses) as trading revenues.

Loans Loans are stated at amortized cost, which represents the principal amount outstanding, net of unearned income, charge offs, unamortized purchase premium or discount, unamortized nonrefundable fees and related direct loan origination costs and purchase accounting fair value adjustments. Loans are further reduced by the allowance for credit losses.

Premiums and discounts and purchase accounting fair value adjustments are recognized as adjustments to yield over the expected lives of the related loans. Interest income is recorded based on the interest method.

Troubled debt restructures are loans for which the original contractual terms have been modified to provide for terms that are less than we would be willing to accept for new loans with comparable risk because of deterioration in the borrower’s financial condition. Interest on these loans is recognized when collection is reasonably assured.

Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees, which include points on real estate secured loans and costs, is recognized in interest income, generally by the interest method, based on the estimated or contractual lives of the related loans. Amortization periods are periodically adjusted for loan prepayments and changes in other market assumptions. Annual fees on MasterCard/Visa and home equity lines of credit (“HELOC”), net of direct lending costs, are deferred and amortized on a straight-line basis over one year.

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

HSBC USA Inc.

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

For commercial and select consumer loans, we conduct a periodic assessment on a loan-by-loan basis of losses we believe to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially charged off, and loans designated as troubled debt restructures. Problem commercial loans are assigned various criticized facility grades under the allowance for credit losses methodology. In assigning the obligor ratings of a particular loan, among the risk factors considered are the obligor’s debt capacity and financial position, the level of earnings, the amount and sources for repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates.

Formula-based reserves are also established against commercial loans when, based upon an analysis of relevant data, it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated, even though an actual loss has yet to be identified. A separate reserve for credit losses associated with off-balance sheet exposures including unfunded lending commitments such as letters of credit, guarantees to extend credit and financial guarantees is also maintained and included in other liabilities, which incorporates estimates of the probability that customers will actually draw upon off-balance sheet obligations. This methodology uses the probability of default from the customer rating assigned to each counterparty, the “Loss Given Default” rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. Collateral is the primary driver of Loss Given Default. Specifically, the presence of collateral (secured vs. unsecured), the loan-to-value ratio and the quality of the collateral are the primary drivers of Loss Given Default. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge off experience by loan and industry type in relation to internal customer credit grading.

Probable incurred losses for pools of homogeneous consumer loans are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends. In addition, loss reserves are maintained on consumer receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing the allowance for credit losses on consumer receivables include growth, product mix and risk selection, unemployment rates, bankruptcy trends, geographic

HSBC USA Inc.

concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters.

Provisions for credit losses on commercial and consumer loans for which we have modified the loan terms as part of a troubled debt restructuring (“TDR Loans”) are determined using a discounted cash flow impairment analysis or in the case of certain commercial loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. Modifications may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal. TDR Loans are considered to be impaired loans. Interest income on TDR Loans is recognized when collection is reasonably assured. For consumer loans, once a loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if they subsequently perform in accordance with the new terms and such terms represent current market rates at the time of restructure, they will be no longer be reported as a TDRs beginning in the year after restructure.

Charge-Off and Nonaccrual Policies and Practices Our charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices

Commercial Loans Construction and other real estate Business banking and middle market enterprises Large corporate Other commercial	Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible	Loans are generally categorized as nonaccruing when contractually delinquent for more than 90 days and in the opinion of management, reasonable doubt exists with respect to the ultimate collectibility of interest or principal based on certain factors including the period of time past due and adequacy of collateral. When classified as nonaccruing, any accrued interest recorded on the loan is generally deemed uncollectible and reversed against income. Interest income is subsequently recognized only to the extent of cash received until the loan is placed on accrual status. In instances where there is doubt as to collectibility of principal, interest payments received are applied to principal. Loans are not reclassified as accruing until interest and principal payments are current and future payments are reasonably assured.
Residential Mortgage Loans	Carrying values in excess of net realizable value are generally charged off at or before the time foreclosure is completed or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months	Loans are generally designated as nonaccruing when contractually delinquent for more than three months. When classified as non-accruing, any accrued interest on the loan is generally deemed uncollectible and reversed against income. Interest accruals are

HSBC USA Inc.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices

	contractually delinquent. If foreclosure is not pursued and there is no reasonable expectation for recovery, the account is generally charged off no later than the end of the month in which the account becomes six months contractually delinquent.	resumed when the loan either becomes current or becomes less than 90 days delinquent and 6 months of consecutive payments have been made.
Auto Finance	Carrying values in excess of net realizable value are generally charged off at the earlier of the following:

•     The collateral has been repossessed and sold,

•   The collateral has been in our possession for more than 30 days, or

	• The loan becomes 120 days contractually delinquent.	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are contractually past due for more than two months and resumed when the receivable becomes less than two months contractually delinquent.
Private label credit cards	Loan balances are generally charged off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.
Credit cards	Loan balances are generally charged off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.
Other Consumer Loans	Loan balances are generally charged off by the end of the month in which the account becomes four months contractually delinquent.	Interest generally accrues until charge-off.

Charge-off involving a bankruptcy for private label credit card and credit card receivables occurs by the end of the month 60 days after notification or 180 days contractually delinquent, whichever comes first. For auto finance receivables, bankrupt accounts are charged off at the earlier of 60 days after notification or the end of the month in which the account becomes 120 days contractually delinquent.

Delinquency status for loans is determined using the contractual method which is based on the status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as the restructure, re-age or modification of accounts.

Payments received on nonaccrual loans are generally applied to reduce the carrying value of such loans.

Purchased Credit-Impaired Loans Purchased loans with evidence of deterioration in credit quality since origination for which it is probable at acquisition that we will be unable to collect all contractually required payments are considered to be credit impaired. Purchased credit-impaired loans are initially recorded at fair value, which is estimated by discounting the cash flows expected to be collected at the acquisition date. Because the

HSBC USA Inc.

estimate of expected cash flows reflects an estimate of future credit losses expected to be incurred over the life of the loans, an allowance for credit losses is not recorded at the acquisition date.

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

Transfers of Financial Assets and Securitizations Transfers of financial assets in which we have surrendered control over the transferred assets are accounted for as sales. In assessing whether control has been surrendered, we consider whether the transferee would be a consolidated affiliate, the existence and extent of any continuing involvement in the transferred financial assets and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer. Control is generally considered to have been surrendered when (i) the transferred assets have been legally isolated from us and our consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee (or, if the transferee is an entity whose sole purpose is to engage in securitization or asset-backed financing that is constrained from pledging or exchanging the assets it receives, each third-party holder of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests) it received without any constraints that provide more than a trivial benefit to us, and (iii) neither we nor our consolidated affiliates and agents have (a) both the right and obligation under any agreement to repurchase or redeem the transferred assets before their maturity, (b) the unilateral ability to cause the holder to return specific financial assets that also provides us with a more-than-trivial benefit (other than through a cleanup call) and (c) an agreement that permits the transferee to require us to repurchase the transferred assets at a price so favorable that it is probable that it will require us to repurchase them. Prior to 2010, transfers to QSPEs were accounted for as sales if certain criteria were met.

If the sale criteria are met, the transferred financial assets are removed from our balance sheet and a gain or loss on sale is recognized. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on our balance sheet and the proceeds from the transaction are recognized as a liability. For the majority of financial asset transfers, it is clear whether or not we have surrendered control. For other transfers, such as in connection with complex transactions or where we have continuing involvement such as servicing responsibilities, we generally obtain a legal opinion as to whether the transfer results in a true sale by law.

We securitize certain private label card and credit card receivables where securitization provides an attractive source of funding. All private label card and credit card securitization transactions have been structured as secured financings.

Properties and Equipment, Net Properties and equipment are recorded at cost, net of accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, which generally range from 3 to 40 years. Leasehold improvements are depreciated over the lesser of the useful life of the improvement or the term of the lease. Costs of maintenance and repairs are expensed as incurred. Impairment

HSBC USA Inc.

testing is performed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

Goodwill Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from business combinations. Goodwill is not amortized, but is reviewed for impairment annually using a discounted cash flow methodology. This methodology utilizes cash flow estimates based on internal forecasts updated to reflect current economic conditions and revised economic projections at the review date and discount rates that we believe adequately reflect the risk and uncertainty in our internal forecasts and are appropriate based on the implicit market rates in current comparable transactions. Impairment may be reviewed as of an interim date if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be primary indicators of potential impairment.

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

HSBC USA Inc.

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

HSBC USA Inc.

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

Foreign Currency Translation We have foreign operations in several countries. The accounts of our foreign operations are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in common shareholder’s equity as a component of accumulated other comprehensive income. Foreign currency denominated transactions in other than the local functional currency are translated using the actual or period-average exchange rate with any foreign currency transaction gain or loss recognized currently in income.

Share-Based Compensation We use the fair value based method of accounting for awards of HSBC stock granted to employees under various stock option, restricted share and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to share options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the requisite service period (e.g., vesting period), generally one to five years. When modeling awards with vesting that is dependent on performance targets, these performance targets are incorporated into the model using Monte Carlo simulation. The expected life of these awards depends on the behavior of the award holders, which is incorporated into the model consistent with historical observable data.

Compensation expense relating to restricted stock rights (“RSRs”) is based upon the fair value of the RSRs on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period) of the RSRs.

Pension and Other Postretirement Benefits We recognize the funded status of the postretirement benefit plans on the consolidated balance sheets with an offset to other comprehensive income (a component of shareholder’s equity), net of income taxes. Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.

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

HSBC USA Inc.

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

New Accounting Pronouncements Adopted

Accounting for Transfers of Financial Assets In June 2009, the FASB issued guidance which amended the accounting for transfers of financial assets by eliminating the concept of a qualifying special-purpose entity (“QSPE”) and provided additional guidance with regard to the accounting for transfers of financial assets. The guidance became effective for all interim and annual periods beginning after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have a material impact on our financial position or results of operations.

Accounting for Consolidation of Variable Interest Entities In June 2009, the FASB issued guidance which amended the accounting rules related to the consolidation of variable interest entities (“VIEs”). The guidance changed the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model based on control and economics. Effective January 1, 2010, certain VIEs which were not currently being consolidated were required to be consolidated. Under this new guidance, we consolidated one asset-

HSBC USA Inc.

backed commercial paper conduit where we provide substantially all of the liquidity facilities and have the ability to direct most significant activities. The impact of consolidating this entity on January 1, 2010 resulted in an increase to our assets and liabilities of approximately $3.2 billion and $3.5 billion, respectively, which resulted in a decrease to the opening balance of common shareholder’s equity which was recorded as an increase to retained earnings of $1 million and a reduction to other comprehensive income of $246 million. We have elected to adopt the transition mechanism for Risk Based Capital Requirements. Had we fully transitioned to the Risk Based Capital requirements at December 31, 2010, our risk weighted assets would have been higher by approximately $2.2 billion as a result of consolidating this VIE which would not have had a significant impact to our Tier 1 capital ratio. See Note 26, “Variable Interest Entities,” in these consolidated financial statements for additional information.

Improving Disclosures about Fair Value Measurements In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair measurements and describe the reasons for those transfers. It also requires the Level 3 reconciliation to be presented on a gross basis, while disclosing purchases, sales, issuances and settlements separately. The guidance became effective for interim and annual financial periods beginning after December 15, 2009, except for the requirement to present the Level 3 reconciliation on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010. We adopted the new disclosure requirements in their entirety effective January 1, 2010. See Note 28, “Fair Value Measurements,” in these consolidated financial statements.

Subsequent Events In February 2010, the FASB amended certain recognition and disclosure requirements for subsequent events. The guidance clarified that an entity that is an Securities and Exchange Commission (“SEC”) filer is required to evaluate subsequent events through the date the financial statements are issued and in all other cases through the date the financial statements are available to be issued. The guidance eliminated the requirement to disclose the date through which subsequent events are evaluated for an SEC filer. The guidance was effective upon issuance. Adoption did not have an impact on our financial position or results of operations.

Consolidation In February 2010, the FASB issued an update that amends the guidance for consolidation of certain investment funds. The revised guidance deferred the consolidation requirements for a reporting entity that has an interest in an entity (1) that has all the attributes of an investment company, (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with that of investment company, or (3) which is a registered money market fund and is required to comply or operate in accordance with certain requirements of Investment Companies Act of 1940. An entity that qualified for deferral will have to comply with disclosure requirements applicable to reporting entities with variable interests in variable interest entities. The guidance was effective for all interim and annual periods beginning after November 15, 2009. Adoption did not have an impact on our financial position or results of operations.

Derivatives and Hedging In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminated the scope exception for credit derivatives embedded in interests in securitized financial assets, unless the credit derivative is created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. Adoption did not have a material impact to our financial position or results of operations.

Loan Modifications In April 2010, the FASB issued guidance affecting the accounting for loan modifications for those loans that are acquired with deteriorated credit quality and are accounted for on a pool basis. It clarified that the modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The new guidance became effective prospectively for modifications to loans acquired with deteriorating credit quality and accounted for on a pool basis occurring in the first interim or annual period ending on or after July 15, 2010. Adoption did not have any impact on our financial position or results of operations.

HSBC USA Inc.

Credit Quality and Allowance for Credit losses Disclosures In July 2010, the FASB issued guidance to provide more transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance amends the existing disclosure requirements by requiring an entity to provide a greater level of disaggregated information to assist financial statement users in assessing its credit risk exposures and evaluating the adequacy of its allowance for credit losses. Additionally, the update requires an entity to disclose credit quality indicators, past due information, and modification of its financing receivables. The amendment is effective beginning interim and annual reporting periods ending on or after December 15, 2010. However, in January 2011, the FASB delayed the disclosures requirements regarding troubled debt restructurings. The new disclosures about troubled debt restructurings are anticipated to be effective for interim and annual periods ending after June 15, 2011. We adopted the new disclosures in the amendment, excluding the disclosures related to troubled debt restructurings which have been delayed, effective December 31, 2010. See Note 7, “Loans,” and Note 8, “Allowance for Credit Losses,” in these consolidated financial statements for the expanded disclosure.

3.  Discontinued Operations

In June 2010, we decided that the wholesale banknotes business (“Banknotes Business”) within our Global Banking and Markets segment did not fit with our core strategy in the U.S. and, therefore, made the decision to exit this business. This business, which was managed out of the United States with operations in key locations worldwide, arranged for the physical distribution of banknotes globally to central banks, large commercial banks and currency exchanges. As a result of this decision, we recorded closure costs of $14 million during 2010, primarily relating to termination and other employee benefits. No significant additional closure costs are expected to be incurred. At December 31, 2010, the remaining liability associated with these costs totaled $8 million.

As part of the decision to exit the Banknotes Business, in October 2010 we sold the assets of our Asian banknotes operations (“Asian Banknotes Operations”) to an unaffiliated third party for total consideration of approximately $11 million in cash. As a result, during the third quarter of 2010 we classified the assets of the Asian Banknotes Operations of $23 million, including an allocation of goodwill of $21 million, as held for sale which were included as a component of other assets at September 30, 2010. Because the carrying value of the assets being sold exceeded the agreed-upon sales price, we recorded a lower of cost or fair value adjustment of $12 million in the third quarter of 2010 which is reflected in income from discontinued operations in the consolidated statement of income (loss).

The exit of our Banknotes Business, including the sale of our Asian Banknotes Operations, was substantially completed in the fourth quarter of 2010 and as a result, we are reporting the results of our Banknotes Business as discontinued operations. The table below summarizes the operating results of our Banknotes Business for the periods presented.

Year Ended December 31,	2010	2009	2008

	(in millions)

Net interest income and other revenues	$102	$123	$127
Income from discontinued operations before income tax benefit	23	73	68

HSBC USA Inc.

The following summarizes the assets and liabilities of our Banknotes Business which are now reported as assets of discontinued operations and liabilities of discontinued operations in our consolidated balance sheet.

December 31,	2010	2009

	(in millions)

Cash	$117	$1,060
Trading assets	-	12
Property and equipment, net	-	1
Goodwill	-	21
Other assets	2	26

Assets of discontinued operations	$119	$1,120

Deposits	$-	$103
Trading liabilities	-	100
Other liabilities	14	383

Liabilities of discontinued operations	$14	$586

4.  Exit from Taxpayer Financial Services Loan Program

During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which has historically served as a significant part of the underwriting process for the Taxpayer Financial Services (“TFS”) loan program. It was determined that, without use of the Debt Indicator, tax refund anticipation loans which have historically accounted for the substantial majority of the loan production in the TFS loan program, could no longer be offered in a safe and sound manner. As a result, in December 2010, it was determined that we would no longer offer any tax refund anticipation loans or related products going forward, beginning with the 2011 tax season and we exited the TFS loan program. The TFS loan program has not been presented within discontinued operations as its impact is not material to our results of operations.

The following summarizes the operating results of our TFS loan program for the periods presented:

Year Ended December 31,	2010	2009	2008

	(in millions)

Total revenues	$69	$11	$13
Income before income tax expense	11	11	13

HSBC USA Inc.

5.  Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

At December 31,	2010	2009

	(in millions)

Trading assets:
U.S. Treasury	$1,874	$615
U.S. Government agency	62	34
U.S. Government sponsored enterprises(1)	632	16
Asset backed securities	1,148	1,815
Corporate and foreign bonds	5,897	2,369
Other securities	52	491
Precious metals	16,725	12,254
Derivatives	6,012	8,209

	$32,402	$25,803

Trading liabilities:
Securities sold, not yet purchased	$212	$131
Payables for precious metals	5,326	2,458
Derivatives	4,990	5,321

	$10,528	$7,910

(1)	Includes mortgage backed securities of $598 million and $13 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $34 million and $3 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the fair value of derivatives included in trading assets has been reduced by $3.1 billion and $2.7 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At December 31, 2010 and 2009, the fair value of derivatives included in trading liabilities has been reduced by $5.8 billion and $7.2 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

HSBC USA Inc.

6.  Securities

The amortized cost and fair value of the securities available-for-sale and securities held-to-maturity portfolios are summarized in the following tables.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$19,300	$-	$200	$(402)	$19,098
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	47	-	-	(1)	46
Direct agency obligations	2,100	-	93	(9)	2,184
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	11,229	-	260	(27)	11,462
Collateralized mortgage obligations	7,566	-	160	(52)	7,674
Direct agency obligations	19	-	-	(1)	18
Obligations of U.S. states and political subdivisions	571	-	13	(5)	579
Asset backed securities collateralized by:
Residential mortgages	13	-	-	(2)	11
Commercial mortgages	537	-	17	(2)	552
Home equity	464	(1)	-	(111)	352
Auto	-	-	-	-	-
Student loans	29	-	-	(2)	27
Other	120	-	1	(17)	104
Corporate and other domestic debt securities(2)	676	-	7	-	683
Foreign debt securities(2)(6)	2,540	-	65	-	2,605
Equity securities(3)	126	-	2	-	128

Total available-for-sale securities	$45,337	$(1)	$818	$(631)	$45,523

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,586	$-	$151	$-	$1,737
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	94	-	15	-	109
Collateralized mortgage obligations	327	-	36	-	363
Obligations of U.S. states and political subdivisions	111	-	4	(1)	114
Asset backed securities collateralized by:
Residential mortgages	191	-	8	(3)	196
Asset-backed securities (predominantly credit card) and other debt securities held by consolidated VIE(5)	1,034	(153)	-	-	881

Total held-to-maturity securities	$3,343	$(153)	$214	$(4)	$3,400

HSBC USA Inc.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$7,448	$-	$27	$(73)	$7,402
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	59	-	-	(1)	58
Direct agency obligations	1,948	-	5	(65)	1,888
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	4,081	-	93	(13)	4,161
Collateralized mortgage obligations	6,324	-	107	(7)	6,424
Obligations of U.S. states and political subdivisions	741	-	13	(5)	749
Asset backed securities collateralized by:
Residential mortgages	1,041	(55)	1	(122)	865
Commercial mortgages	573	-	7	(14)	566
Home equity	620	(29)	-	(219)	372
Auto	65	-	-	(1)	64
Student loans	35	-	-	(5)	30
Other	23	-	1	-	24
Corporate and other domestic debt securities(2)	872	-	7	(15)	864
Foreign debt securities(2)(6)	3,035	-	44	(3)	3,076
Equity securities(3)	1,260	-	3	-	1,263

Total available-for-sale securities	$28,125	$(84)	$308	$(543)	$27,806

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,854	$-	$103	$(5)	$1,952
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	113	-	12	-	125
Collateralized mortgage obligations	341	-	25	(2)	364
Obligations of U.S. states and political subdivisions	161	-	6	(1)	166
Asset backed securities collateralized by:
Residential mortgages	192	-	1	(21)	172
Foreign debt securities	101	-	-	-	101

Total held-to-maturity securities	$2,762	$-	$147	$(29)	$2,880

(1)	Includes securities at amortized cost of $30 million and $38 million issued or guaranteed by the FNMA at December 31, 2010 and 2009, respectively, and $17 million and $21 million issued or guaranteed by FHLMC at December 31, 2010 and 2009, respectively.

(2)	At December 31, 2010, other domestic debt securities included $676 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.2 billion of securities fully backed by foreign

HSBC USA Inc.

governments. At December 31, 2009, other domestic debt securities included $677 million of securities at amortized cost fully backed by the FDIC and foreign debt securities consisted of $2.7 billion of securities fully backed by foreign governments.

(3)	Includes preferred equity securities at amortized cost issued by FNMA of $2 million at December 31, 2010 and 2009, respectively. Balances at December 31, 2010 and 2009 reflect cumulative other-than-temporary impairment charges of $203 million.

(4)	Includes securities at amortized cost of $622 million and $678 million issued or guaranteed by FNMA at December 31, 2010 and 2009, respectively, and $964 million and $1.2 billion issued and guaranteed by FHLMC at December 31, 2010 and 2009, respectively.

(5)	Relates to securities held by Bryant Park Funding LLC which has been consolidated effective January 1, 2010. See Note 26, “Variable Interest Entities,” for additional information.

(6)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at December 31, 2010 and 2009, respectively.

A summary of gross unrealized losses and related fair values as of December 31, 2010 and 2009 classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value	Number of	Unrealized	Fair Value
December 31, 2010	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	40	$(402)	$7,911	-	$-	$-
U.S. Government sponsored enterprises	14	(9)	131	13	(1)	10
U.S. Government agency issued or guaranteed	70	(80)	4,409	2	-	2
Obligations of U.S. states and political subdivisions	27	(3)	127	5	(2)	36
Asset backed securities	3	-	-	51	(134)	506
Corporate and other domestic debt securities	3	-	200	-	-	-
Foreign debt securities	-	-	-	1	-	25

Securities available-for-sale	157	$(494)	$12,778	72	$(137)	$579

Securities held-to-maturity:
U.S. Government sponsored enterprises	21	$-	$-	1	$-	$-
U.S. Government agency issued or guaranteed	570	-	2	2	-	-
Obligations of U.S. states and political subdivisions	14	-	7	12	(1)	14
Asset backed securities	-	-	-	6	(3)	44

Securities held-to-maturity	605	$-	$9	21	$(4)	$58

HSBC USA Inc.

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2009	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	16	$(55)	$2,978	1	$(18)	$94
U.S. Government sponsored enterprises	30	(50)	1,441	27	(16)	262
U.S. Government agency issued or guaranteed	85	(19)	1,509	18	(1)	43
Obligations of U.S. states and political subdivisions	26	(3)	166	11	(2)	79
Asset backed securities	5	(1)	35	109	(360)	1,137
Corporate and other domestic debt securities	3	(8)	83	2	(7)	43
Foreign debt securities	5	(3)	384	1	-	25
Equity securities	2	-	-	-	-	-

Securities available-for-sale	172	$(139)	$6,596	169	$(404)	$1,683

Securities held-to-maturity:
U.S. Government sponsored enterprises	10	$(5)	$261	1	$-	$-
U.S. Government agency issued or guaranteed	7	(2)	39	6	-	-
Obligations of U.S. states and political subdivisions	22	(1)	12	12	-	19
Asset backed securities	1	(1)	6	11	(20)	121

Securities held-to-maturity	40	$(9)	$318	30	$(20)	$140

Gross unrealized losses within the available-for-sale portfolio increased overall in 2010 primarily due to a significant rise in yields during the fourth quarter, driven by inflationary fears and uncertainty about the quantity and timing of the Federal Reserve’s bond buying program. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. During 2010, 39 debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates. The credit loss component of the applicable debt securities totaling a loss of $79 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss) during 2010, while the non-credit portion representing a net reversal of a portion of previously recorded impairment losses was recognized in other comprehensive income. During 2009, 28 debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates. As a result, we recorded other-than-temporary impairment charges of $208 million during 2009 on these investments. The credit loss component of the applicable debt securities totaling $124 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss) during 2009 while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income.

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

HSBC USA Inc.

On-going Assessment for Other-Than-Temporary Impairment  On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if its fair value is less than its amortized cost at the reporting date. If impaired, we assess whether the unrealized loss is other-than-temporary.

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

For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 89 percent and 72 percent of total available-for-sale and held-to-maturity securities as of December 31, 2010 and 2009, respectively, our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

•	The recovery of the U.S. economy remains sluggish;

•	The continued weakness in the U.S. housing markets with high levels of delinquency and foreclosure;

•	A lack of traction in government sponsored programs in loan modifications;

•	A lack of refinancing activities within certain segments of the mortgage market, even at the current low interest rate environment, and the re-default rate for refinanced loans;

•	The unemployment rate remains high despite recent modest improvement, and consumer confidence remains low;

•	The decline in the occupancy rate in commercial properties; and

•	The severity and duration of unrealized loss.

In determining whether a credit loss exists and the period over which the debt security is expected to recover, we considered the following factors:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	The level of credit enhancement provided by the structure, which includes but is not limited to credit subordination positions, over collateralization, protective triggers and financial guarantees provided by monoline wraps;

•	Changes in the near term prospects of the issuer or underlying collateral of a security such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions of the issuer, the monoline insurer or the security such as credit downgrades by the rating agencies.

We use a standard valuation model to measure the credit loss for available-for-sale and held-to-maturity securities. The valuation model captures the composition of the underlying collateral and the cash flow structure of the

HSBC USA Inc.

security. Management develops inputs to the model based on external analyst reports and forecasts and internal credit assessments. Significant inputs to the model include delinquencies, collateral types and related contractual features, estimated rates of default, loss given default and prepayment assumptions. Using the inputs, the model estimates cash flows generated from the underlying collateral and distributes those cash flows to respective tranches of securities considering credit subordination and other credit enhancement features. The projected future cash flows attributable to the debt security held are discounted using the effective interest rates determined at the original acquisition date if the security bears a fixed rate of return. The discount rate is adjusted for the floating index rate for securities which bear a variable rate of return, such as LIBOR-based instruments.

As of December 31, 2010, substantially all available-for-sale debt securities with other-than-temporary impairment for which a portion of the impairment loss remains in accumulated other comprehensive income consisted of asset-backed securities collateralized by residential mortgages or home equity loans. Specific market based assumptions were used to appropriately model and value the credit component of each individual prime, Alt-A and second lien/home equity mortgage-backed security due to the diversified geographical, FICO and vintage (2005-2007) characteristics of the underlying loans. This has resulted in a wide range of assumptions across the analyzed securities as presented in the table below. Prime and Alt-A mortgage collateral types comprise approximately 57 percent and 16 percent, respectively, of the other-than-temporary impairments we have recognized during 2010. The assumptions were as follows:

Second liens/Home
December 31, 2010	Prime	Alt-A	equity mortgages

Constant default rate	1-6%	1-11%	1-18%
Loss severity	25-60%	36-75%	65-100%
Prepayment speeds	2-16%	1-23%	1-24%

The dollar amounts of asset-backed and equity securities for which other-than-temporary impairment losses were recognized in 2010 are as follows:

				Impairment
	Balance as of December 31, 2010			Loss Charged to
	Amortized	Unrealized		Profit and Loss
	Cost	Impairment Loss	Fair Value	in 2010

	(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$8	$(1)	$7	$1
Home equity loans	6	-	6	1

Subtotal	14	(1)	13	2
Equity securities	3	-	3	7

Total available-for-sale	17	(1)	16	9
Held-to-maturity:
Asset-backed securities (predominately Credit Card)	256	-	256	31

Total	$273	$(1)	$272	$40

Additionally, there was $39 million of other-than-temporary impairment realized on securities sold during 2010.

HSBC USA Inc.

The dollar amounts of asset-backed securities for which other-than-temporary impairment losses were recognized in 2009 are as follows:

				Impairment
	Balance as of December 31, 2009			Loss Charged to
	Amortized	Unrealized		Profit and Loss
	Cost	Impairment Loss	Fair Value	in 2009

	(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$316	$(32)	$284	$51
Home equity loans	27	-	27	25

Total	$343	$(32)	$311	$76

Additionally, there was $48 million of other-than-temporary impairment realized on securities sold during 2009.

The amortized cost and fair value of those asset-backed securities with unrealized loss of more than 12 months for which no other-than-temporary-impairment has been recognized at December 31, 2010 and 2009 are as follows:

	Balance as of December 31, 2010
		Unrealized Losses for
	Amortized Cost	More Than 12 Months	Fair Value

	(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$3	$(1)	$2
Commercial mortgages	39	(2)	37
Home equity loans	457	(112)	345
Auto loans	-	-	-
Student loans	29	(2)	27
Other	103	(16)	87

Subtotal	631	(133)	498
Held-to-maturity:
Asset-backed securities – residential mortgages	47	(3)	44

Total	$678	$(136)	$542

HSBC USA Inc.

	Balance as of December 31, 2009
		Unrealized Losses for
	Amortized Cost	More Than 12 Months	Fair Value

	(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$551	$(89)	$462
Commercial mortgages	219	(14)	205
Home equity loans	563	(220)	343
Auto loans	50	(1)	49
Student loans	35	(5)	30
Other	-	-	-

Subtotal	1,418	(329)	1,089
Held-to-maturity:
Asset-backed securities – residential mortgages	141	(20)	121

Total	$1,559	$(349)	$1,210

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

The excess of amortized cost over the present value of expected future cash flows recognized during 2010 and 2009 on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $79 million and $124 million, respectively. The excess of the present value of expected future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporarily impaired securities, was $154 million and $84 million at December 31, 2010 and 2009, respectively. Since we do not have the intention to sell the securities and have sufficient capital and liquidity to hold these securities until a full recovery of the fair value occurs, only the credit loss component is reflected in the consolidated statement of income (loss). The non-credit component of the unrealized loss is recorded, net of taxes, in other comprehensive income (loss).

The following table summarizes the rollforward of credit losses on debt securities that were other-than-temporarily impaired which would have been recognized in income:

Year Ended December 31,	2010	2009

	(in millions)

Credit losses at the beginning of the period	$81	$5
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	20	110
Increase in credit losses for which an other-than-temporary impairment was previously recognized	59	14
Reduction for credit losses previously recognized on sold securities	(115)	(48)
Reduction of credit losses for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(30)	-

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss)	$15	$81

HSBC USA Inc.

At December 31, 2010, we held 78 individual asset-backed securities in the available-for-sale portfolio, of which 24 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $437 million of the total aggregate fair value of asset-backed securities of $1.0 billion at December 31, 2010. The gross unrealized losses on these securities were $127 million at December 31, 2010. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2010 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $156 million. Two securities wrapped by below investment grade monoline insurance companies with an aggregate fair value of $5 million were deemed to be other-than-temporarily impaired at December 31, 2010.

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

HSBC USA Inc.

The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale and held-to-maturity securities.

	Gross	Gross	Net
	Realized	Realized	Realized
	Gains	(Losses)	(Losses) Gains

	(in millions)

Year ended December 31, 2010:
Securities available-for-sale	$177	$(151)	$26
Securities held-to-maturity(1)	-	(31)	(31)

	$177	$(182)	$(5)

Year ended December 31, 2009:
Securities available-for-sale	$312	$(180)	$132
Securities held-to-maturity(1)	-	-	-

	$312	$(180)	$132

Year ended December 31, 2008:
Securities available-for-sale	$30	$(262)	$(232)
Securities held-to-maturity(1)	-	-	-

	$30	$(262)	$(232)

(1)	Maturities, calls and mandatory redemptions.

The amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2010, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at December 31, 2010, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2010. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

HSBC USA Inc.

			After One		After Five
Taxable	Within		But Within		But Within		After Ten
Equivalent	One Year		Five Years		Ten Years		Years
Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(dollars are in millions)

Available-for-sale:
U.S. Treasury	$-	-%	$5,613	1.21%	$9,049	2.59%	$4,638	4.33%
U.S. Government sponsored enterprises	-	-	-	-	1,810	4.05	337	4.23
U.S. Government agency issued or guaranteed	-	-	1	4.76	227	4.80	18,586	3.81
Obligations of U.S. states and political subdivisions	-	-	-	-	262	4.25	309	4.47
Asset backed securities	-	-	106	5.35	6	1.37	1,050	2.92
Other domestic debt securities	159	1.61	517	1.49	-	-	-	-
Foreign debt securities	291	1.91	2,239	2.57	10	5.36	-	-

Total amortized cost	$450	1.81%	$8,476	1.64%	$11,364	2.90%	$24,920	3.89%

Total fair value	$453		$8,586		$11,272		$25,084

Held-to-maturity:
U.S. Government sponsored enterprises	$-	-%	$23	7.95%	$2	6.94%	$1,561	6.16%
U.S. Government agency issued or guaranteed	-	-	-	-	6	7.65	415	6.55
Obligations of U.S. states and political subdivisions	10	5.42	26	5.51	16	4.61	59	5.19
Asset backed securities	-	-	-	-	-	-	191	6.13
Asset backed securities issued by consolidated VIE	881	1.11	-	-	-	-	-	-
Foreign debt securities	-	-	-	-	-	-	-	-

Total amortized cost	$891	1.16%	$49	6.67%	$24	5.54%	$2,226	6.21%

Total fair value	$891		$53		$25		$2,431

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $119 million and $477 million, respectively, were included in other assets at December 31, 2010. Investments in FHLB stock and FRB stock of $152 million and $476 million, respectively, were included in other assets at December 31, 2009.

HSBC USA Inc.

7.	Loans

Loans consisted of the following:

At December 31,	2010	2009

	(in millions)

Commercial loans:
Construction and other real estate	$8,228	$8,858
Business banking and middle market enterprises	7,942	7,518
Large corporate(1)	10,745	9,725
Other commercial	3,356	4,203

Total commercial	30,271	30,304

Consumer loans:
Home equity mortgages	3,820	4,164
Other residential mortgages	13,697	13,722
Private label cards	13,296	15,091
Credit cards	10,814	13,048
Auto finance	-	1,701
Other consumer	1,171	1,459

Total consumer	42,798	$49,185

Total loans	$73,069	$79,489

(1)	Includes $1.2 billion of commercial loans at December 31, 2010 related to a VIE which has been consolidated effective January 1, 2010.

We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders’ equity at either December 31, 2010 or 2009.

Net deferred origination costs, excluding MasterCard and Visa, totaled $90 million and $111 million at December 31, 2010 and 2009, respectively. MasterCard and Visa annual fees are netted with direct lending costs, deferred and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these loans totaled $24 million and $22 million at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, we had net unamortized premium on our loans of $436 million and $233 million, respectively. We amortized $452 million, $101 million and $155 million of net premiums on our loans in 2010, 2009 and 2008, respectively.

HSBC USA Inc.

Purchased Loan Portfolios In January 2009, we purchased the General Motors MasterCard receivable portfolio (“GM Portfolio”) and the AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively from HSBC Finance Corporation (“HSBC Finance”). The aggregate purchase price for the GM and UP Portfolios was $12.2 billion, which included the transfer of approximately $6.1 billion of indebtedness, resulting in a cash consideration of $6.1 billion. The purchase price was determined based on independent valuation opinions based on the fair values of the pool of loans in late November and early December 2008, the dates the transaction terms were agreed upon, respectively. These portfolios were re-valued at year-end using an internally developed discounted cash flow model that was previously validated by a third party which reflected no material variations from the independent valuations received during the fourth quarter of 2008. HSBC Finance retained the customer relationships and by agreement we purchase additional loan originations generated under existing and future accounts from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value which is calculated semi-annually. HSBC Finance continues to service the GM and UP Portfolios for us for a fee.

Purchased loans for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit has been closed were recorded upon acquisition at an amount based upon the cash flows expected to be collected. The difference between these expected cash flows and the purchase price represents accretable yield which is amortized to interest income over the life of the loan. The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at December 31, 2010 totaled $23 million for the UP Portfolios, and is included in credit card loans. The outstanding contractual balances at December 31, 2010 for UP Portfolio was $36 million. The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at December 31, 2009 totaled $63 million and $52 million for the GM and UP Portfolios, respectively. The outstanding contractual balances at December 31, 2009 for these receivables were $73 million and $86 million for the GM and UP Portfolios, respectively. Credit loss reserves of $3 million and $18 million as of December 31, 2010 and 2009, respectively, were held for the Purchased Credit-Impaired Loans due to a decrease in the expected future cash flows since the acquisition. The following summarizes the change in accretable yield associated with the Purchased Credit-Impaired Loans:

Year Ended December 31,	2010	2009

	(in millions)

Accretable yield at beginning of period	$(29)	$(95)
Accretable yield amortized to interest income during the period	15	48
Reclassification to non-accretable difference	6	18

Accretable yield at end of period	$(8)	$(29)

In January 2009, we also purchased auto finance loans from HSBC Finance with an aggregate outstanding principal balance of $3.0 billion for a purchase price of $2.8 billion. The purchase price was determined based on independent valuation opinions based on the fair value of the loans in September 2008 at the date the transaction terms were agreed upon. The auto finance portfolio was valued internally at year-end 2008 using an internally developed discounted cash flow model, which indicated no material change in the fair value from September 30, 2008. The remaining balance of these loans were subsequently sold to Santander Consumer USA in August 2010.

HSBC USA Inc.

Collateralized Funding Transactions Involving Securitization Secured financings of $30 million and $120 million at December 31, 2010 are secured by $44 million and $189 million of private label cards and credit cards, respectively. Secured financings of $550 million and $2.5 billion at December 31, 2009 are secured by $180 million and $2.6 billion of private label cards and credit cards, respectively, as well as restricted available-for-sale investments of $417 million and $721 million, respectively.

Age Analysis of Past Due Loans The following table summarizes the past due status of our loans at December 31, 2010. The aging of past due amounts are determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification.

	Days Past Due
At December 31, 2010	1 - 29 days	30 - 89 days	>90 days	Total Past Due	Current	Total Loans

	(in millions)

Commercial loans:
Construction and other real estate	$72	$200	$433	$705	$7,523	$8,228
Business banking and middle market enterprises	367	84	63	514	7,428	7,942
Large corporate	902	90	74	1,066	9,679	10,745
Other commercial	80	86	24	190	3,166	3,356

Total commercial	1,421	460	594	2,475	27,796	30,271

Consumer loans:
HELOC and home equity mortgages	327	83	93	503	3,317	3,820
Other residential mortgages	123	525	900	1,548	12,149	13,697
Credit card receivables:
Private label cards	475	260	295	1,030	12,266	13,296
Credit cards	1,433	212	253	1,898	8,916	10,814
Auto finance	-	-	-	-	-	-
Other consumer	207	14	34	255	916	1,171

Total consumer	2,565	1,094	1,575	5,234	37,564	42,798

Total loans	$3,986	$1,554	$2,169	$7,709	$65,360	$73,069

HSBC USA Inc.

Contractual Maturities Contractual maturities of loans were as follows:

	At December 31,
	2011	2012	2013	2014	2015	Thereafter	Total

	(in millions)

Commercial Loans:
Construction and other real estate	$4,669	$1,084	$955	$645	$415	$460	$8,228
Business banking and middle market enterprises	4,106	1,168	1,040	716	466	446	7,942
Large corporate	6,244	1,371	1,204	808	517	601	10,745
Other commercial	1,852	458	405	276	178	187	3,356
Consumer Loans:
Home equity mortgages	28	3,049	31	32	33	647	3,820
Other residential mortgages	1,361	333	303	291	300	11,109	13,697
Credit card receivables(1):
Private label cards	8,104	4,212	777	203	-	-	13,296
Credit cards	6,357	3,752	192	192	321	-	10,814
Other consumer	505	469	76	55	37	29	1,171

Total	$33,226	$15,896	$4,983	$3,218	$2,267	$13,479	$73,069

(1)	As credit card and private label credit card receivables do not have stated maturities, the table reflects estimates based on historical payment patterns.

As substantial portion of consumer loans, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections. The following table summarizes contractual maturities of loans due after one year by repricing characteristic:

	At December 31, 2010
	Over 1 But	Over 5
	Within 5 Years	Years

	(in millions)

Receivables at predetermined interest rates	$5,998	$4,767
Receivables at floating or adjustable rates	20,366	8,712

Total	$26,364	$13,479

Nonaccrual Loans  Nonaccrual loans totaled $2.0 billion and $2.7 billion at December 31, 2010 and 2009, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $146 million in 2010 and $152 million in 2009. Interest income that was included in finance and other interest income on these loans was approximately $28 million in 2010 and $10 million in 2009. For an analysis of reserves for credit losses, see Note 8, “Allowance for Credit Losses.”

HSBC USA Inc.

Nonaccrual loans and accruing receivables 90 days or more delinquent are summarized in the following table:

At December 31,	2010	2009

	(in millions)

Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$70	$154
Other real estate	529	490
Business banking and middle markets enterprises	113	120
Large corporate	74	344
Other commercial	12	159

Total commercial	798	1,267

Consumer:
Residential mortgages, excluding home equity mortgages	900	818
Home equity mortgages	93	107

Total residential mortgages	993	925
Credit card receivables	3	3
Auto finance	-	40
Other consumer loans	9	9

Total consumer loans	1,005	977

Nonaccrual loans held for sale	186	446

Total nonaccruing loans	1,989	2,690

Accruing loans contractually past due 90 days or more:
Total commercial:
Real Estate:
Construction and land loans	-	-
Other real estate	137	51
Business banking and middle market enterprises	47	95
Large corporate	-	-
Other commercial	12	20

Total commercial	196	166

Consumer:
Private label card receivables	295	449
Credit card receivables	250	429
Other consumer	25	31

Total consumer loans	570	909

Accruing loans contractually past due 90 days or more held for sale	-	-

Total accruing loans contractually past due 90 days or more	766	1,075

Total nonperforming loans	$2,755	$3,765

HSBC USA Inc.

Impaired Loans A loan is considered to be impaired when it is deemed probable that all principal and interest amounts due, according to the contractual terms of the loan agreement, will not be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Commercial and consumer loans for which we have modified the loan terms as part of a troubled debt restructuring are considered to be impaired loans. Additionally, commercial loans in nonaccrual status, or that have been partially charged-off or assigned a specific allowance for credit losses are also considered impaired loans.

Troubled debt restructurings The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

At December 31,	2010	2009

	(in millions)

TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$308	$100
Business banking and middle market enterprises	64	7
Large corporate	-	-
Other commercial	57	61

Total commercial	429	168

Consumer loans:
Residential mortgages	402	173
Private label cards	230	216
Credit cards	250	102
Auto finance(3):	-	52

Total consumer	882	543

Total TDR Loans(5):	$1,311	$711

HSBC USA Inc.

At December 31,	2010	2009

	(in millions)

Allowance for credit losses for TDR Loans(4):
Commercial loans:
Construction and other real estate	$44	$14
Business banking and middle market enterprises	8	2
Large corporate	-	-
Other commercial	1	1

Total commercial	53	17

Consumer loans:
Residential mortgages	53	34
Private label cards	78	51
Credit cards	88	24
Auto finance	-	11

Total consumer	219	120

Total Allowance for credit losses for TDR Loans	$272	$137

(1)	TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans impaired loans include other loans in addition to TDRs which totaled $698 million and $1,365 million at December 31, 2010 and 2009, respectively.

(2)	The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

At December 31,	2010	2009

	(in millions)

Commercial loans:
Construction and other real estate	$335	$100
Business banking and middle market enterprises	96	12
Large corporate	-	-
Other commercial	60	64

Total commercial	491	176

Consumer loans:
Residential mortgages	352	177
Private label cards	227	216
Credit cards	276	261
Auto finance	-	52

Total consumer	855	706

Total	$1,346	$882

(3)	The TDR loan balance include $12 million of auto finance loans held for sale at December 31, 2009, for which there are no credit loss reserves as these loans are carried at the lower of cost or fair value.

(4)	Included in the allowance for credit losses.

(5)	Includes balances of $255 million and $65 million at December 31, 2010 and December 31, 2009, respectively, which are classified as nonaccrual loans.

HSBC USA Inc.

Additional information relating to TDR Loans is presented in the table below.

Year Ended December 31,	2010	2009

	(in millions)

Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$200	$33
Business banking and middle market enterprises	52	3
Large corporate	-	-
Other commercial	60	24

Total commercial	312	60

Consumer loans:
Residential mortgages	305	95
Private label cards	232	185
Credit cards	173	137
Auto finance	28	26

Total consumer	738	443

Total average balance of TDR Loans	$1,050	$503

Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$3	$2
Business banking and middle market enterprises	-	-
Large corporate	-	-
Other commercial	5	1

Total commercial	8	3

Consumer loans:
Residential mortgages	12	3
Private label cards	28	17
Credit cards	16	8
Auto finance	2	2

Total consumer	58	30

Total interest income recognized on TDR Loans	$66	$33

HSBC USA Inc.

Impaired commercial loans Impaired commercial loan statistics are summarized in the following table:

		Amount
	Amount with	without
	Impairment	Impairment	Total Impaired	Impairment
	Reserves	Reserves	Commercial Loans(1)(2)	Reserve

	(in millions)

At December 31, 2010
Construction and other real estate	$378	$377	$755	$84
Business banking and middle market enterprises	113	39	152	26
Large corporate	103	2	105	72
Other commercial	26	89	115	6

Total	$620	$507	$1,127	$188

At December 31, 2009
Construction and other real estate	$535	$161	$696	$102
Business banking and middle market enterprises	108	38	146	30
Large corporate	341	104	445	111
Other commercial	143	103	246	93

Total	$1,127	$406	$1,533	$336

(1)	Includes impaired commercial loans which are also considered TDR Loans as follows:

At December 31,	2010	2009

Construction and other real estate	$308	$100
Business banking and middle market enterprises	64	7
Large corporate	-	-
Other commercial	57	61

Total	$429	$168

(2)	The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as unamortized deferred fees and costs on originated loans and any premiums or discounts. The unpaid principal balance of impaired commercial loans included in the table above are as follows:

At December 31,	2010	2009

Construction and other real estate	$782	$696
Business banking and middle market enterprises	184	152
Large corporate	105	445
Other commercial	118	249

Total	$1,189	$1,542

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

Year Ended December 31,	2010	2009	2008

	(in millions)

Average balance of impaired commercial loans:
Construction and other real estate	$638	$310	$24
Business banking and middle market enterprises	127	99	70
Large corporate	149	182	48
Other commercial	155	64	43

Total average balance of impaired commercial loans	$1,069	$655	$185

Interest income recognized on impaired commercial loans:
Construction and other real estate	$7	$(2)	$5
Business banking and middle market enterprises	3	(1)	1
Large corporate	7	1	-
Other commercial	3	1	1

Total interest income recognized on impaired commercial loans	$20	$(1)	$7

Commercial Loan Credit Quality Indicators The following credit quality indicators are utilized for our commercial loan portfolio:

Criticized asset classifications These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. Criticized assets for commercial loans are summarized in the following table.

At December 31,	2010	2009

	(in millions)

Special mention	$2,284	$3,009
Substandard	2,260	3,523
Doubtful	202	504

Total criticized commercial loans	$4,746	$7,036

HSBC USA Inc.

Additional detail with respect to criticized commercial loans at December 31, 2010 is presented in the following table:

	Special Mention	Substandard	Doubtful	Total

	(in millions)

At December 31, 2010
Construction and other real estate	$1,324	$1,230	$115	$2,669
Business banking and middle market enterprises	465	504	5	974
Large corporate	260	386	74	720
Other commercial	235	140	8	383

Total	$2,284	$2,260	$202	$4,746

Nonperforming The status of our commercial loan portfolio is summarized in the following table:

			Accruing Loans
	Performing	Nonaccrual	Contractually Past
	Loans	Loans	Due 90 days or More	Total

	(in millions)

At December 31, 2010
Commercial:
Construction and other real estate	$7,492	$599	$137	$8,228
Business banking and middle market enterprise	7,782	113	47	7,942
Large corporate	10,671	74	-	10,745
Other commercial	3,332	12	12	3,356

Total commercial	$29,277	$798	$196	$30,271

At December 31, 2009
Commercial:
Construction and other real estate	$8,163	$644	$51	$8,858
Business banking and middle market enterprise	7,303	120	95	7,518
Large corporate	9,381	344	-	9,725
Other commercial	4,024	159	20	4,203

Total commercial	$28,871	$1,267	$166	$30,304

HSBC USA Inc.

Credit risk profile The following table shows the credit risk profile of our commercial loan portfolio at December 31, 2010:

At December 31, 2010	Investment Grade(1)	Non-Investment Grade	Total

	(in millions)

Construction and other real estate	$1,900	$6,328	$8,228
Business banking and middle market enterprises	2,866	5,076	7,942
Large corporate	6,808	3,937	10,745
Other commercial	855	2,501	3,356

Total commercial	$12,429	$17,842	$30,271

(1)	Investment grade includes commercial loans with credit rates of at least BBB- or above or the equivalent based on our internal credit rating system.

Consumer Loan Credit Quality Indicators The following credit quality indicators are utilized for our consumer loan portfolio:

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan portfolio:

	December 31, 2010		December 31, 2009
	Dollars of	Delinquency	Dollars of	Delinquency
	Delinquency	Ratio	Delinquency	Ratio

	(dollars are in millions)

Consumer:
Residential mortgage, excluding home equity mortgages	$1,248	8.52%	$1,595	10.56%
Home equity mortgages	182	4.76	173	4.15

Total residential mortgages	1,430	7.74	1,768	9.17
Private label card receivables	403	3.03	622	4.12
Credit card receivables	339	3.13	587	4.50
Auto finance	-	-	48	2.34
Other consumer	36	2.88	45	3.00

Total consumer	$2,208	5.04%	$3,070	6.02%

HSBC USA Inc.

Nonperforming The status of our consumer loan portfolio is summarized in the following table:

			Accruing Loans
	Performing	Nonaccrual	Contractually Past
	Loans	Loans	Due 90 days or More	Total

	(in millions)

At December 31, 2010
Consumer:
Residential mortgage, excluding home equity mortgages	$12,797	$900	$-	$13,697
Home equity mortgages	3,727	93	-	3,820

Total residential mortgages	16,524	993	-	17,517
Private label card receivables	13,001	-	295	13,296
Credit card receivables	10,561	3	250	10,814
Other consumer	1,137	9	25	1,171

Total consumer	$41,223	$1,005	$570	$42,798

At December 31, 2009
Consumer:
Residential mortgage, excluding home equity mortgages	$12,904	$818	$-	$13,722
Home equity mortgages	4,057	107	-	4,164

Total residential mortgages	16,961	925	-	17,886
Private label card receivables	14,642	-	449	15,091
Credit card receivables	12,616	3	429	13,048
Auto finance	1,661	40	-	1,701
Other consumer	1,419	9	31	1,459

Total consumer	$47,299	$977	$909	$49,185

Troubled debt restructurings See discussion of impaired loans above for further details on this credit quality indicator.

8.	Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table.

	2010	2009	2008

	(In millions)

Balance at beginning of year	$3,861	$2,397	$1,414
Provision for credit losses	1,133	4,144	2,543
Charge-offs	(3,140)	(3,414)	(1,837)
Recoveries	339	306	277
Allowance on loans transferred to held for sale	(33)	(12)	-
Allowance related to bulk loan purchase from HSBC Finance	-	437	-
Other	10	3	-

Balance at end of year	$2,170	$3,861	$2,397

HSBC USA Inc.

Increased provision for credit losses for 2009 includes the impact of the GM and UP Portfolios as well as the auto finance loans that were purchased from HSBC Finance in January 2009.

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2010, 2009 and 2008:

	Commercial				Consumer
		Business			Residential
		Banking			Mortgage,
	Construction	and Middle			Excl Home	Home	Private
	and Other	Market	Large	Other	Equity	Equity	Label	Credit	Auto	Other
	Real Estate	Enterprises	Corporate	Comm’l	Mortgages	Mortgages	Card	Card	Finance	Consumer	Total

	(in millions)

Year ended December 31, 2010:
Allowance for credit losses – beginning of period	$303	$184	$301	$150	$347	$185	$1,184	$1,106	$36	$65	$3,861
Provision charged to income	102	18	(163)	(23)	(14)	13	523	623	35	19	1,133
Charge offs	(171)	(90)	(24)	(92)	(170)	(121)	(1,129)	(1,239)	(37)	(67)	(3,140)
Recoveries	9	20	2	8	4	-	174	108	(1)	15	339

Net charge offs	(162)	(70)	(22)	(84)	(166)	(121)	(955)	(1,131)	(38)	(52)	(2,801)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	-	(33)	-	(33)
Other	-	-	-	2	-	-	-	8	-	-	10

Allowance for credit losses – end of period	$243	$132	$116	$45	$167	$77	$752	$606	$-	$32	$2,170

Ending balance: collectively evaluated for impairment	$159	$106	$44	$39	$118	$73	$674	$515	$-	$32	$1,760
Ending balance: individually evaluated for impairment	84	26	72	6	49	4	78	88	-	-	407
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	3	-	-	3

Total allowance for credit losses	$243	$132	$116	$45	$167	$77	$752	$606	$-	$32	$2,170

Loans:
Collectively evaluated for impairment	$7,473	$7,790	$10,640	$3,241	$12,411	$3,812	$13,066	$10,538	$-	$1,171	$70,142
Individually evaluated for impairment	755	152	105	115	394	8	230	250	-	-	2,009
Loans carried at net realizable value	-	-	-	-	892	-	-	-	-	-	892
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	26	-	-	26

Total loans	$8,228	$7,942	$10,745	$3,356	$13,697	$3,820	$13,296	$10,814	$-	$1,171	$73,069

HSBC USA Inc.

	Commercial				Consumer
		Business			Residential
		Banking			Mortgage,
	Construction	and Middle			Excl Home	Home	Private
	and Other	Market	Large	Other	Equity	Equity	Label	Credit	Auto	Other
	Real Estate	Enterprises	Corporate	Comm’l	Mortgages	Mortgages	Card	Card	Finance	Consumer	Total

	(in millions)

Year ended December 31, 2009:
Balances at beginning of period	$186	$189	$131	$66	$207	$167	$1,171	$208	$5	$67	$2,397
Provision charged to income	179	135	214	137	364	195	1,280	1,450	104	86	4,144
Charge offs	(63)	(159)	(45)	(60)	(235)	(189)	(1,431)	(1,033)	(92)	(107)	(3,414)
Recoveries	1	19	1	7	11	12	164	54	18	19	306

Net charge offs	(62)	(140)	(44)	(53)	(224)	(177)	(1,267)	(979)	(74)	(88)	(3,108)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	-	(12)	-	(12)
Allowance related to bulk loan purchases from HSBC Finance	-	-	-	-	-	-	-	424	13	-	437
Other	-	-	-	-	-	-	-	3	-	-	3

Balance at end of period	$303	$184	$301	$150	$347	$185	$1,184	$1,106	$36	$65	$3,861

Ending balance: collectively evaluated for impairment	$201	$154	$190	$57	$314	$184	$1,133	$1,064	$25	$65	$3,387
Ending balance: individually evaluated for impairment	102	30	111	93	33	1	51	24	11	-	456
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	18	-	-	18

Total allowance for credit losses	$303	$184	$301	$150	$347	$185	$1,184	$1,106	$36	$65	$3,861

Loans:
Collectively evaluated for impairment	$8,162	$7,372	$9,280	$3,957	$13,146	$4,159	$14,875	$12,813	$1,649	$1,459	$76,872
Individually evaluated for impairment	696	146	445	246	168	5	216	102	52	-	2,076
Loans carried at net realizable value	-	-	-	-	408	-	-	-	-	-	408
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	133	-	-	133

Total loans	$8,858	$7,518	$9,725	$4,203	$13,722	$4,164	$15,091	$13,048	$1,701	$1,459	$79,489

Year ended December 31, 2008:
Balance at beginning of period	$81	$100	$52	$67	$53	$35	$844	$119	$8	$55	$1,414
Provision charged to income	105	187	86	50	286	219	1,282	223	4	101	2,543
Charge offs	-	(119)	(10)	(61)	(133)	(87)	(1,148)	(154)	(9)	(116)	(1,837)
Recoveries	-	21	3	10	1	-	193	20	2	27	277

Net charge offs	-	(98)	(7)	(51)	(132)	(87)	(955)	(134)	(7)	(89)	(1,560)

Balance at end of period	$186	$189	$131	$66	$207	$167	$1,171	$208	$5	$67	$2,397

Ending balance: collectively evaluated for impairment	$172	$163	$129	$66	$201	$167	$1,142	$205	$5	$67	$2,317
Ending balance: individually evaluated for impairment	14	26	2	-	6	-	29	3	-	-	80

Total allowance for credit losses	$186	$189	$131	$66	$207	$167	$1,171	$208	$5	$67	$2,397

HSBC USA Inc.

9.  Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2010	2009

	(in millions)

Commercial loans	$1,356	$1,126

Consumer loans:
Residential mortgages	954	1,386
Auto finance	-	353
Other consumer	80	43

Total consumer	1,034	1,782

Total loans held for sale	$2,390	$2,908

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at December 31, 2010 and 2009. The fair value of commercial loans held for sale under this program was $1.0 billion and $1.1 billion million at December 31, 2010 and 2009, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. In 2010, we provided foreign currency denominated loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. The fair value of these commercial loans under this program was $273 million at December 31, 2010. See Note 17, “Fair Value Option,” for additional information.

Residential mortgage loans held for sale include sub-prime residential mortgage loans with a fair value of $391 million and $757 million at December 31, 2010 and 2009, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises.

In addition to routine sales to government sponsored enterprises upon origination, we sold approximately $4.5 billion of prime adjustable and fixed rate residential mortgage loans in 2009 and recorded gain of $70 million. No such sales occurred in 2010. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). We retained the servicing rights in relation to the mortgages upon sale.

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

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of cost or fair value. While the initial book value of loans held for sale continued to exceed fair value at December 31, 2010, we experienced a decrease in the valuation allowance during 2010 due primarily to loan sales. The valuation allowance on loans held for sale was $435 million and $910 million at December 31, 2010 and 2009, respectively.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic

HSBC USA Inc.

hedging program, which is included in net interest income and trading revenue in the consolidated statement of income (loss), were gains of $3 million, $15 million and a loss of $46 million during 2010, 2009 and 2008, respectively.

10.  Properties and Equipment, Net

Properties and equipment, net of accumulated depreciation, is summarized in the following table.

			Depreciable
At December 31,	2010	2009	Life

	(in millions)

Land	$72	$72	-
Buildings and improvements	968	891	10-40 years
Furniture and equipment	363	370	3-30

Total	1,403	1,333
Accumulated depreciation and amortization	(854)	(801)

Properties and equipment, net	$549	$532

Depreciation and amortization expense totaled $79 million, $69 million and $70 million in 2010, 2009, and 2008, respectively.

11.  Intangible Assets

Intangible assets consisted of the following:

At December 31,	2010	2009

	(in millions)

Mortgage servicing rights	$403	$457
Other	21	27

Intangible assets	$424	$484

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

HSBC USA Inc.

Fair value of residential MSRs is calculated using the following critical assumptions:

At December 31,	2010	2009

Annualized constant prepayment rate (“CPR”)	14.1%	14.6%
Constant discount rate	13.6%	17.9%
Weighted average life	4.9 years	4.8 years

Residential MSRs activity is summarized in the following table:

	2010	2009

	(in millions)

Fair value of MSRs:
Beginning balance	$450	$333
Additions related to loan sales	48	113
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(12)	60
Realization of cash flows	(92)	(56)

Ending balance	$394	$450

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

At December 31,	2010	2009

	(in millions)

Outstanding principal balances at period end	$44,407	$50,390

Custodial balances maintained and included in noninterest bearing deposits at period end	$960	$923

Servicing fees collected are included in residential mortgage banking revenue (loss) and totaled $121 million, $129 million and $130 million during 2010, 2009 and 2008, respectively.

Commercial Mortgage Servicing Rights Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $9 million and $7 million at December 31, 2010 and 2009, respectively.

Other Intangible Assets Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $16 million and $20 million at December 31, 2010 and 2009, respectively, and customer lists of $5 million and $7 million at December 31, 2010 and 2009, respectively.

HSBC USA Inc.

12.  Goodwill

Goodwill was $2.6 billion at December 31, 2010 and 2009, and includes accumulated impairment losses of $54 million.

During the third quarter of 2010, we completed our annual impairment test of goodwill. At the testing date, we determined the fair value of all of our reporting units exceeded their carrying values, including goodwill. As a result of the continued focus on economic and credit conditions in the United States, we performed interim impairment tests of the goodwill associated with our Global Banking and Markets and Private Banking reporting units as of December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010. As a result of these tests, the fair value of our Global Banking and Markets and Private Banking reporting units continue to exceed their carrying value, including goodwill. Our goodwill impairment testing, however, is highly sensitive to certain assumptions and estimates used. If significant deterioration in the economic and credit conditions occur, or changes in the strategy or performance of our business or product offerings occur, an interim impairment test will again be required.

As it relates to our discontinued operations, goodwill totaling $21 million was reclassified to the assets of our Asian Banknotes Operations. See Note 3, “Discontinued Operations,” for further discussion.

13.  Deposits

The aggregate amounts of time deposit accounts (primarily certificates of deposits), each with a minimum of $100,000 included in domestic office deposits, were approximately $5 billion and $7 billion at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, deposits totaling $7.4 billion and $4.2 billion, respectively, were carried at fair value. The scheduled maturities of all time deposits at December 31, 2010 are summarized in the following table.

	Domestic	Foreign
	Offices	Offices	Total

	(in millions)

2011:
0-90 days	$3,901	$8,988	$12,889
91-180 days	1,818	264	2,082
181-365 days	2,054	146	2,200

	7,773	9,398	17,171
2012	777	6	783
2013	793	-	793
2014	573	16	589
2015	1,509	-	1,509
Later years	4,350	-	4,350

	$15,775	$9,420	$25,195

Overdraft deposits, which are classified as loans, were approximately $1.2 billion and $1.0 billion at December 31, 2010 and 2009, respectively.

HSBC USA Inc.

14.  Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31
	2010		Rate	2009		Rate

	(dollars are in millions)

Federal funds purchased (day to day)	$78			$11
Securities sold under repurchase agreements(1)(2)	7,317		.20%	767		1.63%
Average during year		$7,865	.68		$2,155	1.63
Maximum month-end balance		11,862			4,960
Commercial paper(1)	6,049		.23	2,960		.22
Average during year		6,284	.25		3,396	.36
Maximum month-end balance		6,849			3,828
Precious metals	1,438			2,284
Other	305			490

Total short-term borrowings	$15,187			$6,512

(1)	Exceeded 30 percent of shareholders’ equity at December 31, 2010. Includes $3.0 billion of Commercial Paper at December 31, 2010 related to a VIE that is consolidated effective January 1, 2010.

(2)	The following table presents the quarter end and average quarterly balances of securities sold under repurchase agreements:

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First

	(in millions)

Quarter end balance	$7,317	$10,330	$4,688	$1,103	$767	$2,929	$824	$2,212
Average quarterly balance	9,842	8,900	6,820	5,838	3,472	1,841	1,268	2,029

At December 31, 2010 and 2009, we had an unused line of credit from HSBC Bank plc of $2.5 billion. This line of credit does not require compensating balance arrangements and commitment fees are not significant. At December 31, 2010 and 2009, we also had an unused line of credit from our immediate parent, HSBC North America Inc. (“HNAI”), of $150 million.

As a member of the New York FHLB, we have a secured borrowing facility that is collateralized by real estate loans and investment securities. At December 31, 2010 and 2009, the facility included $1.0 billion of borrowings included in long-term debt. The facility also allows access to further short-term borrowings based upon the amount of residential mortgage loans and securities pledged as collateral with the FHLB, which were undrawn as of December 31, 2010 and 2009. See Note 15, “Long-Term Debt,” for further information regarding these borrowings.

HSBC USA Inc.

15.  Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates in effect at December 31, 2010 are shown in parentheses.

At December 31,	2010	2009

	(in millions)

Issued by HSBC USA:
Non-subordinated debt:
Medium-Term Floating Rate Notes due 2010-2023 (0.01% – 2.30%)	$2,998	$2,415
$250 million 2-Year Floating Rate Notes due 2010	-	250
$2,325 million 3.125% Guaranteed Notes due 2011	2,301	2,273
$350 million 3-Year Floating Rate Guaranteed Notes due 2011 (1.16%)	346	342
$250 million 2-Year Floating Rate Notes due 2011 (2.30%)	250	250
$1 billion 5-Year Floating Rate Note due 2014 (1.59%)	1,000	1,000

	6,895	6,530
Subordinated debt:
Fixed Rate Subordinated Notes due 2011-2097 (5.00% – 9.50%)	1,418	682
Perpetual Floating Rate Capital Notes (0.93%)	128	128
Junior Subordinated Debentures due 2026-2032 (7.75% – 8.38%)	868	867

	2,414	1,677

Total issued by HSBC USA	9,309	8,207

Issued or acquired by HSBC Bank USA and its subsidiaries:
Non-subordinated debt:
Global Bank Note Program:
Medium-Term Notes due 2010-2040 (0.19% – 0.80%)	804	657
4.95% Fixed Rate Senior Notes due 2012	25	25

	829	682
Federal Home Loan Bank of New York advances:
Fixed Rate FHLB advances due 2009-2037 (3.68% – 7.24%)	7	7
Floating Rate FHLB advance due 2036 (0.36%)	1,000	1,000

	1,007	1,007
Precious metal leases due 2010-2014 (1.50%)	46	632
Private label and credit card secured financings due 2010-2011 (0.26% – 2.91%)	120	2,965
Secured financings with Structured Note Vehicles(1)	320	529
Other	79	35

Total non-subordinated debt	2,401	5,850

Subordinated debt:
4.625% Global Subordinated Notes due 2014	997	997
Other	55	55
Global Bank Note Program:
Fixed Rate Global Bank Notes due 2017-2039 (4.86% – 7.00%)	4,176	2,889

Total subordinated debt	5,228	3,941

Total issued or acquired by HSBC Bank USA and its subsidiaries	7,629	9,791

Obligations under capital leases	292	10

Total long-term debt	$17,230	$18,008

(1)	See Note 26, “Variable Interest Entities,” for additional information.

The table excludes $900 million of long-term debt at December 31, 2010 and 2009, due to us from HSBC Bank USA and our subsidiaries. Of this amount, the earliest note is due to mature in 2012 and the latest note is due to mature in 2097. Foreign currency denominated long-term debt was immaterial at December 31, 2010 and 2009.

At December 31, 2010 and 2009, we have elected fair value option accounting for some of our medium-term floating rate notes and certain subordinated debt. See Note 17, “Fair Value Option,” for further details. At December 31, 2010 and 2009, medium term notes totaling $3.7 billion and $2.9 billion, respectively, were carried at fair value. Subordinated debt of $1.7 billion and 1.7 billion was carried at fair value at December 31, 2010 and 2009.

HSBC USA Inc.

The $1.3 billion 4.875% 10-Year Subordinated Notes issued in 2010 by HSBC Bank USA are due August 24, 2020. Interest on these notes is payable semi-annually commencing on February 24, 2011. These notes are included in the Fixed Rate Global Bank Notes caption in the table above.

The $750 million 5.00% 10-year Subordinated Notes issued in 2010 by HSBC USA are due September 27, 2020. Interest on these notes is payable semi-annually commencing on March 27, 2011. These notes are included in the Fixed Rate Subordinated Notes caption in the table above.

The $2.3 billion 3.125% Guaranteed Notes due December 16, 2011 are senior unsecured notes that are guaranteed by the FDIC pursuant to the Debt Guarantee Program. The net proceeds from the sale of these notes were used for general corporate purposes and not used to prepay debt that was not guaranteed by the FDIC. Interest on these notes is payable semi-annually in June and December of each year, commencing June 16, 2009.

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

Maturities of long-term debt at December 31, 2010, including secured financings and conduit facility renewals, were as follows:

(in millions)

2011	$5,408
2012	1,163
2013	298
2014	2,311
2015	116
Thereafter	7,934

Total	$17,230

16.  Derivative Financial Instruments

In the normal course of business, we enter into derivative contracts for trading, market making and risk management purposes. For financial reporting purposes, a derivative instrument is designated in one of the following categories: (a) financial instruments held for trading, (b) hedging instruments designated as a qualifying hedge under derivative

HSBC USA Inc.

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

For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net gains of $33 million during 2010 compared to net losses of $14 million during 2009 which are reported in other income (expense) in the consolidated statement of income (loss), which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying value of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining term of the original hedge. We recorded basis adjustments for active fair value hedges which increased the carrying value of our debt by $32 million and decreased the carrying value of our debt by $252 million during 2010 and 2009, respectively. We amortized $10 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during 2010, compared to less than $1 million of basis adjustments during 2009. The total accumulated unamortized basis adjustment amounted to an increase in the carrying value of our debt of $73 million and $57 million as of December 31, 2010 and 2009, respectively.

HSBC USA Inc.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of December 31,		Balance Sheet	Fair Value as of December 31,
	Location	2010	2009	Location	2010	2009

				(in millions)

Interest rate contracts	Other assets	$140	$138	Interest, taxes and other liabilities	$164	$15

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of income (loss).

		Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	in Income on Derivatives
	Recognized in Income on	Year Ended December 31,
	Derivatives	2010	2009

		(in millions)

Interest rate contracts	Other income (expense)	$(378)	$(23)
Interest rate contracts	Interest income	54	160

Total		$(324)	$137

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income (loss).

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items
	Interest Income	Other Income	Interest Income	Other Income
	(Expense)	(Expense)	(Expense)	(Expense)

	(in millions)

Year Ended December 31, 2010:
Interest rate contracts/AFS Securities	$(22)	$(405)	$272	$413
Interest rate contracts/commercial loans	(2)	2	2	(2)
Interest rate contracts/subordinated debt	78	25	(100)	-

Total	$54	$(378)	$174	$411

Year Ended December 31, 2009:
Interest rate contracts/AFS Securities	$(27)	$243	$106	$(243)
Interest rate contracts/commercial loans	-	(1)	2	-
Interest rate contracts/subordinated debt	187	(265)	(283)	252

Total	$160	$(23)	$(175)	$9

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

HSBC USA Inc.

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in accumulated other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is recognized in earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative will continue to be reported in accumulated other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into earnings. As of December 31, 2010 and 2009, active cash flow hedge relationships extend or mature through December 2012 and June 2010, respectively. During 2010 and 2009, $10 million and $44 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $9 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2010	2009	Location	2010	2009

				(in millions)

Interest rate contracts	Other assets	$-	$-	Interest, taxes and other liabilities	$18	$33

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges and their locations on the consolidated statement of income (loss).

Location of Gain
	Gain (Loss)			Gain (Loss)		(Loss)
	Recognized			Reclassed		Recognized		Gain (Loss)
	in AOCI on		Location of Gain	From AOCI		in Income		Recognized in Income
	Derivative		(Loss) Reclassified	into Income		on the Derivative		on the Derivative
	(Effective		from AOCI	(Effective		(Ineffective Portion and		(Ineffective
	Portion)		into Income (Effective	Portion)		Amount Excluded from		Portion)
	2010	2009	Portion)	2010	2009	Effectiveness Testing)		2010	2009

(in millions)

Interest rate contracts	$11	$173	Other income (expense)	$(10)	$(44)	Other income (expense	)	$(1)	$5

Trading and Other Derivatives In addition to risk management, we enter into derivative instruments for trading and market making purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized as trading revenue. Credit losses arising from counterparty risk on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income (expense)

HSBC USA Inc.

while the derivative asset or liability positions are reflected as other assets or other liabilities. As of December 31, 2010, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (expense). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2010	2009	Location	2010	2009

				(in millions)

Interest rate contracts	Trading assets	$32,047	$27,085	Trading liabilities	$32,526	$27,546
Foreign exchange contracts	Trading assets	16,367	12,909	Trading liabilities	16,742	14,085
Equity contracts	Trading assets	950	2,281	Trading liabilities	986	2,297
Precious metals contracts	Trading assets	1,004	918	Trading liabilities	2,073	897
Credit contracts	Trading assets	12,766	17,772	Trading liabilities	12,506	17,687
Other	Trading assets	4	6	Trading liabilities	23	23

Total		$63,138	$60,971		$64,856	$62,535

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the fair value of derivative instruments held for other purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2010	2009	Location	2010	2009

				(in millions)

Interest rate contracts	Other assets	$420	$229	Interest, taxes and other liabilities	$82	$15
Foreign exchange contracts	Other assets	96	51	Interest, taxes and other liabilities	4	2
Equity contracts	Other assets	221	180	Interest, taxes and other liabilities	10	16
Credit contracts	Other assets	2	15	Interest, taxes and other liabilities	17	16

Total		$739	$475		$113	$49

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the consolidated statement of income (loss).

			Amount of Gain
			(Loss) Recognized in
			Income on
			Derivatives
	Location of Gain (Loss)		Year Ended
	Recognized in Income on		December 31,
	Derivatives		2010	2009

	(in millions)

Interest rate contracts	Trading revenue (loss	)	$153	$(519)
Foreign exchange contracts	Trading revenue (loss	)	354	725
Equity contracts	Trading revenue (loss	)	21	314
Precious metals contracts	Trading revenue (loss	)	109	103
Credit contracts	Trading revenue (loss	)	(69)	(599)
Other	Trading revenue (loss	)	25	63

Total			$593	$87

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the consolidated statement of income (loss).

			Amount of Gain
			(Loss) Recognized in
			Income on
			Derivatives
			Year Ended
	Location of Gain (Loss)		December 31,
	Recognized in Income on Derivatives		2010	2009

	(in millions)

Interest rate contracts	Other income (expense	)	$328	$(461)
Foreign exchange contracts	Other income (expense	)	25	55
Equity contracts	Other income (expense	)	451	464
Credit contracts	Other income (expense	)	(17)	(172)
Other	Other income (expense	)	2	11

Total			$789	$(103)

Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2010, is $7.3 billion for which we have posted collateral of $5.1 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2009, is $9.3 billion for which we posted collateral of $8.6 billion. Substantially all of the collateral posted is in the form of cash which is reflected in either interest bearing deposits with banks or other assets. See Note 27, “Guarantee Arrangements,” and Note 29, “Collateral, Commitments and Contingent Liabilities,” for further details.

HSBC USA Inc.

In the event of a credit downgrade, we do not expect HSBC Bank USA’s long-term ratings to go below A2 and A+ or the short-term ratings to go below P-2 and A-1 by Moody’s and S&P, respectively. The following tables summarize our obligation to post additional collateral (from the current collateral level) in certain hypothetical commercially reasonable downgrade scenarios. It is not appropriate to accumulate or extrapolate information presented in the table below to determine our total obligation because the information presented to determine the obligation in hypothetical rating scenarios is not mutually exclusive.

Moody’s	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2

	(in millions)

P-1	$-	$4	$266
P-2	58	58	314

S&P	Long-Term Ratings
Short-Term Ratings	AA	AA−	A+

	(in millions)

A-1+	$-	$3	$301
A-1	81	83	382

We would be required to post $88 million of additional collateral on total return swaps if HSBC Bank USA is not rated by any two of the rating agencies at least A-1 (Moody’s), A+ (Fitch), A+ (S&P), or not rated A (high) by DBRS.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts.

At December 31,	2010	2009

	(in billions)

Interest rate:
Futures and forwards	$356.9	$156.0
Swaps	1,773.0	1,221.5
Options written	62.9	59.5
Options purchased	63.9	66.0

	2,256.7	1,503.0

Foreign Exchange:
Swaps, futures and forwards	603.3	486.2
Options written	22.0	43.0
Options purchased	22.3	43.1
Spot	56.5	39.4

	704.1	611.7

Commodities, equities and precious metals:
Swaps, futures and forwards	36.1	26.4
Options written	9.1	10.3
Options purchased	16.4	15.3

	61.6	52.0

Credit derivatives	701.0	768.5

Total	$3,723.4	$2,935.2

HSBC USA Inc.

17.  Fair Value Option

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

Loans We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of December 31, 2010, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $1.0 billion carried at fair value had an aggregate unpaid principal balance of $1.1 billion. As of December 31, 2009, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $1.1 billion carried at fair value had an aggregate unpaid principal balance of $1.3 billion.

In 2010, we provided foreign currency denominated loans to a third party for which we simultaneously entered into a series of derivative transactions to hedge certain risks associated with these loans. We elected to apply fair value option to these loans which allows us to account for them in a manner which is consistent with how the instruments are managed. At December 31, 2010, these commercial foreign currency denominated loans for which we elected fair value option had a fair value of $273 million and an unpaid principal balance of $270 million.

These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income (loss). Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of December 31, 2010 and 2009, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.

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

Fixed-rate debt accounted for under FVO at December 31, 2010 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Fixed-rate debt accounted for under FVO at December 31, 2009 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income (loss). The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments We elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of December 31, 2010, interest bearing deposits in domestic offices included $7.4 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $7.4 billion. As of December 31, 2009, interest bearing deposits in domestic offices included $4.2 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $4.2 billion. Long-term debt at December 31, 2010 included structured notes of $3.7 billion accounted for under FVO which had an unpaid principal balance of $3.4 billion. Long-term debt at December 31, 2009 included structured notes of $2.9 billion accounted for under FVO which had an unpaid principal balance of $2.7 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income (loss). The components

HSBC USA Inc.

of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

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

	Year Ended December 31,
	2010				2009
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$2	$(99)	$(556)	$(653)	$-	$333	$(611)	$(278)
Credit risk component	42	62	41	145	284	(327)	17	(26)

Total mark-to-market on financial instruments designated at fair value	44	(37)	(515)	(508)	284	6	(594)	(304)
Mark-to-market on the related derivatives	(3)	199	529	725	-	(571)	551	(20)
Net realized gain (loss) on the related long-term debt derivatives	-	77	-	77	-	71	-	71

Gain (loss) on instruments designated at fair value and related derivatives	$41	$239	$14	$294	$284	$(494)	$(43)	$(253)

18.  Income Taxes

Total income taxes for continuing operations were as follows.

Year Ended December 31,	2010	2009	2008

	(in millions)

Provision (benefit) for income taxes	$742	$(110)	$(943)
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on securities available-for-sale, net	96	248	(151)
Unrealized gains (losses) on derivatives classified as cash flow hedges	10	101	(72)
Employer accounting for post-retirement plans	(2)	-	3
Other-than-temporary impairment	30	(31)	-
Foreign currency translation, net	-	-	(8)

Total	$876	$208	$(1,171)

HSBC USA Inc.

The components of income tax expense (benefit) follow.

Year Ended December 31,	2010	2009	2008

	(in millions)

Current:
Federal	$175	$438	$(418)
State and local	35	35	26
Foreign	47	29	41

Total current	257	502	(351)
Deferred, primarily federal	485	(612)	(592)

Total income tax expense (benefit)	$742	$(110)	$(943)

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

Year Ended December 31,	2010		2009		2008

	(dollars are in millions)

Tax expense (benefit) at the U.S. federal statutory income tax rate	$805	35.0%	$(105)	(35.0)%	$(936)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	28	1.2	19	6.3	2	.2
Sale of minority stock interest	-	-	74	24.7	-	-
Adjustment of tax rate used to value deferred taxes	(83)	(3.5)	(2)	(.7)	(6)	(.2)
Valuation allowance	(26)	(1.1)	4	1.3	90	3.4
IRS audit settlement	-	-	(8)	(2.7)	-	-
Accrual (release) of tax reserves	75	3.3	2	.8	(12)	(.5)
Tax exempt interest income	(12)	(.5)	(14)	(4.7)	(17)	(.6)
Low income housing and miscellaneous other tax credits	(86)	(3.7)	(78)	(26.0)	(52)	(2.0)
Non-taxable income	(5)	(.2)	(6)	(2.0)	(7)	(.3)
Other	46	1.8	4	1.2	(5)	(.2)

Total income tax expense (benefit)	$742	32.3%	$(110)	(36.8)%	$(943)	(35.2)%

The effective tax rate from continuing operations for 2010 was significantly impacted by the substantially higher level of pre-tax income, an increased level of low income housing tax credits, an adjustment of uncertain tax positions, the release of valuation reserves on previously unrealizable deferred tax assets related to loss carryforwards and an adjustment of the tax rate used to record deferred taxes. The effective tax rate for 2009 was significantly impacted by the relative level of pre-tax income, the sale of a minority stock interest that was treated as a dividend for tax purposes and the effective settlement of an Internal Revenue Service audit of our 2004 and 2005 federal income tax returns with respect to agreed-upon items.

HSBC USA Inc.

The components of the net deferred tax position are presented in the following table.

At December 31,	2010	2009

	(in millions)

Deferred tax assets:
Allowance for credit losses	$967	$1,377
Benefit accruals	120	113
Accrued expenses not currently deductible	277	213
Fair value adjustments	128	293
Tax credit carry-forwards	167	183
Other	148	179

Total deferred tax assets before valuation allowance	1,807	2,358
Valuation allowance	(217)	(178)

Total deferred tax assets	1,590	2,180

Less deferred tax liabilities:
Interest and discount income	245	336
Mortgage servicing rights	136	149

Total deferred tax liabilities	381	485

Net deferred tax asset	$1,209	$1,695

The deferred tax valuation allowance is attributed to the following deferred tax assets, that based on the available evidence, it is more-likely-than-not that the deferred tax asset will not be realized:

At December 31,	2010	2009

	(in millions)

State tax benefit loss limitations	$68	$76
Foreign tax credit carryforward	80	74
Foreign losses	-	24
State tax deferreds	69	-
Other	-	4

Total	$217	$178

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.

	2010	2009	2008

	(in millions)

Balance at January 1,	$88	$136	$115
Additions based on tax positions related to the current year	62	3	32
Additions for tax positions of prior years	84	1	9
Reductions for tax positions of prior years	(24)	(52)	(18)
Reductions related to settlements with taxing authorities	-	-	(2)

Balance at December 31,	$210	$88	$136

The state tax portion of this amount is reflected gross and not reduced by Federal tax effect. The total amount of unrecognized tax benefits at December 31, 2010 that, if recognized, would affect the effective income tax rate is $113 million. Our major taxing jurisdictions and the related tax years for which each remain subject to examination are as follows.

HSBC USA Inc.

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

We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense and other operating expenses, respectively. As of January 1, 2010, we had accrued $25 million for the payment of interest associated with uncertain tax positions. During 2010 and 2009, we increased our accrual for the payment of interest associated with uncertain positions by $15 million and $2 million, respectively.

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

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic environment, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since these market conditions have created losses in the HNAH Group in recent periods and volatility on our pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

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

HSBC USA Inc.

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

HSBC USA Inc. Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, net of both deferred tax liabilities and valuation allowances, totaled $1.2 billion and $1.7 billion as of December 31, 2010 and 2009, respectively. The decrease in net deferred tax assets is primarily due to the reduction in the allowance for credit losses and a decrease in the overall net unrealized losses on available-for-sale securities.

The Internal Revenue Service began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion in early 2011. The Internal Revenue Service’s audit of our 2004 and 2005 federal income tax returns was effectively settled with respect to agreed-upon items during the first quarter of 2009, resulting in an $8 million decrease in tax expense. We are currently under audit by various state and local tax jurisdictions, and although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact on our uncertain tax positions at this time.

In March 2009, as part of a corporate restructuring within HSBC’s Private Banking business, our 5.24% indirect interest in HSBC Private Bank (Suisse) S.A. (“PBRS”) was sold to HSBC Private Bank Holdings (Suisse) S.A., the majority shareholder, for cash proceeds of $350 million. A gain of $33 million was reported for book purposes during the first quarter of 2009. For U.S. tax purposes, the transaction is treated as a dividend in the amount of the sale proceeds to the extent of PBRS’ earnings and profits.

At December 31, 2010, we had foreign tax credit carryforwards of $80 million for U.S. federal income tax purposes which expire as follows: $14 million in 2015, $18 million in 2016, $10 million in 2017, $23 million in 2018, $8 million in 2019 and $7 million in 2020.

At December 31, 2010, we had general business credit carryforwards of $87 million for U.S. federal income tax purposes which expire as follows: $4 million in 2026, $52 million in 2028 and $31 million in 2029.

At December 31, 2010 we had deferred tax assets recorded for the future benefit of various state net operating losses of $71 million, which primarily relates to New York State.

HSBC USA Inc.

19.  Preferred Stock

The following table presents information related to the issues of HSBC USA preferred stock outstanding.

	Shares	Dividend	Amount
	Outstanding	Rate	Outstanding
At December 31,	2010	2010	2010	2009

	(dollars are in millions)

Floating Rate Non-Cumulative Preferred Stock, Series F ($25 stated value)	20,700,000	3.568%	$517	$517
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series G ($1,000 stated value)	373,750	4.078	374	374
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value)	373,750	6.500	374	374
6,000,000 Depositary shares each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 stated value)	1,500,000	4.500	150	150
$2.8575 Cumulative Preferred Stock ($50 stated value)	3,000,000	5.715	150	150

			$1,565	$1,565

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

Dividends on the 6.50% Non-Cumulative Series H Preferred Stock are non-cumulative and will be payable when and if declared by our Board of Directors quarterly on the first calendar day of January, April, July and October of each year at the stated rate of 6.50%. The Series H Preferred Stock may be redeemed at our option, in whole or in part, on or after July 1, 2011 at $1,000 per share, plus accrued and unpaid dividends for the then-current dividend period.

The Adjustable Rate Cumulative Preferred Stock, Series D is redeemable, as a whole or in part, at our option at $100 per share (or $25 per depositary share), plus accrued and unpaid dividends. The dividend rate is determined quarterly, by reference to a formula based on certain benchmark market interest rates, but will not be less than 4.5% or more than 10.5% per annum for any applicable dividend period.

The $2.8575 Cumulative Preferred Stock may be redeemed at our option, in whole or in part, on or after October 1, 2007 at $50 per share, plus accrued and unpaid dividends. Dividends are paid quarterly.

HSBC USA Inc.

20.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

At December 31,	2010	2009	2008

	(in millions)

Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$(68)	$(512)	$(188)
Other comprehensive income for period:
Net unrealized holding gains (losses) arising during period, net of tax (provision) benefit of $(123) million, $(284) million and $237 million in 2010, 2009 and 2008, respectively	211	526	(471)
Reclassification adjustment for (gains) losses realized in net income, net of tax benefit (provision) of $27 million, $36 million and $(86) million in 2010, 2009 and 2008, respectively	(46)	(82)	147

Total other comprehensive income(loss) for period	165	444	(324)

Balance at end of period	97	(68)	(512)

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	(56)	-	-
Adjustment to initially apply new other-than-temporarily impaired accounting guidance for debt securities available-for-sale, net of tax benefit of $8 million in 2009	-	(15)	-

Balance at beginning of period, as adjusted	(56)	(15)	-
Other comprehensive income for period:
Net unrealized other-than-temporary impairment arising during period, net of tax (provision) benefit of $(21) million and $30 million in 2010 and 2009, respectively	38	(54)	-
Reclassification adjustment for (gains) losses realized in net income, net of tax (provision) of $(9) million and $(7) million in 2010 and 2009, respectively	17	13	-

Total other comprehensive income (loss) for period	55	(41)	-

Balance at end of period	(1)	(56)	-

Unrealized gains (losses) on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	-	-	-
Adjustment to initially apply new guidance for consolidation of VIE	(246)	-	-

Balance at beginning of period, as adjusted	(246)	-	-
Other comprehensive income for period:
Net unrealized other-than-temporary impairment arising during period	93	-	-

Total other comprehensive income for period	93	-	-

Balance at end of period	(153)	-	-

Unrealized (losses) gains on derivatives classified as cash flow hedges:
Balance at beginning of period	(100)	(271)	(173)
Other comprehensive loss for period:
Net gains (losses) arising during period, net of tax (provision) benefit of $(10) million, $(101) million and $72 million in 2010, 2009 and 2008, respectively	13	171	(98)

Total other comprehensive income(loss) for period	13	171	(98)

Balance at end of period	(87)	(100)	(271)

Foreign currency translation adjustments:
Balance at beginning of period	-	-	15
Other comprehensive loss for period:
Translation gains (losses), net of tax benefit of $8 million in 2008	-	-	(15)

Total other comprehensive (loss) for period	-	-	(15)

Balance at end of period	-	-	-

Postretirement benefit liability:
Balance at beginning of period	(4)	(4)	(6)
Other comprehensive income(loss) for period:
Change in unfunded postretirement liability, net of tax benefit (provision) of $2 million and $(3) million in 2010 and 2008, respectively	(5)	-	2

Total other comprehensive income(loss) for period	(5)	-	2

Balance at end of period	(9)	(4)	(4)

Total accumulated other comprehensive loss at end of period	$(153)	$(228)	$(787)

HSBC USA Inc.

21.  Share-Based Plans

Sharesave Plans Options have been granted to employees under the HSBC Holdings Savings-Related Share Option Plan (Sharesave). Sharesave is an employee share option plan that enables eligible employees to enter into savings contracts of one, three or five year lengths, with the ability to decide at the end of the contract term to either use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus interest repaid in cash. Employees can save up to $400 per month over all their Sharesave savings contracts. The option price is determined at the beginning of the offering period of each plan year and represents a 20% discount, for the three and five year savings contracts, and a 15% discount for the one year contract, from the average price in London on the HSBC ordinary shares over the five trading days preceding the offering. On contracts of three year or five year terms, the options are exercisable at the 20% discounted stock option price within six months following the third or fifth anniversary of the beginning of the relevant savings contracts. Upon the completion of a one year savings contract, if the share price is higher than the option price, the option will automatically be exercised and the shares will be purchased at the 15% discounted stock option price. The shares will then be transferred to a holding account where they will be held for one additional year, or until the employee decides to sell the shares. If the share price is below the option price, employees have the ability to exercise the option during the three months following the maturity date if the share price rises. Regardless of the length of the savings contract, employees can decide to have their accumulated savings refunded to them at the end of the contract period, rather than choosing to exercise their purchase option.

The following table presents information for the Sharesave plan.

At December 31,	2010	2009	2008

	(dollars are in millions)

Sharesave (5 year vesting period):
Total options granted	67,000	943,000	127,000
Fair value per option granted	$2.76	$2.08	$4.08
Total compensation expense recognized	$1	$1	$-
Significant assumptions used to calculate fair value:
Risk free interest rate	2.63%	2.10%	3.03%
Expected life (years)	5	5	5
Expected volatility	30%	30%	25%
Sharesave (3 year vesting period):
Total options granted	268,000	1,447,000	395,000
Fair value per option granted	$2.57	$2.21	$3.85
Total compensation expense recognized	$1	$1	$1
Significant assumptions used to calculate fair value:
Risk free interest rate	1.65%	1.47%	2.49%
Expected life (years)	3	3	3
Expected volatility	30%	35%	25%
Sharesave (1 year vesting period):
Total options granted	168,000	334,000	142,000
Fair value per option granted	$2.00	$2.06	$3.05
Total compensation expense recognized	$-	$1	$-
Significant assumptions used to calculate fair value:
Risk free interest rate	.47%	.52%	1.85%
Expected life (years)	1	1	1
Expected volatility	30%	50%	25%

HSBC USA Inc.

Restricted Share Plans Awards are granted to key individuals in the form of performance and non-performance restricted shares (“RSRs”) and restricted stock units (“RSUs”). The awards are based on an individual’s demonstrated performance and future potential. Performance related RSRs and RSUs generally vest after three years from date of grant, based on HSBC’s Total Shareholder Return (“TSR”) relative to a benchmark TSR during the performance period. TSR is defined as the growth in share value and declared dividend income during the period and the benchmark is composed of HSBC’s peer group of financial institutions. If the performance conditions are met, the shares vest and are released to the recipients two years later. Non-performance related RSRs and RSUs are released to the recipients based on continued service, typically at the end of a three year vesting period. Compensation expense for these restricted share plans totaled $40 million in 2010, $51 million in 2009 and $66 million in 2008.

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

Year Ended December 31,	2010	2009	2008

	(in millions)

Service cost – benefits earned during the period	$23	$24	$29
Interest cost on projected benefit obligation	72	77	77
Expected return on assets	(71)	(54)	(89)
Amortization of prior service cost	(5)	-	1
Recognized losses	46	40	1
Partial plan termination(1)	-	5	-

Pension expense	$65	$92	$19

(1)	Effective September 30, 2009, HSBC North America voluntarily chose to allow all plan participants whose employment was terminated as a result of the strategic restructuring of its businesses between 2007 and 2009 to become fully vested in their accrued pension benefit, resulting in a partial termination of the plan. In accordance with interpretations of the Internal Revenue Service relating to partial plan terminations, plan participants who voluntarily left the employment of HSBC North America or its subsidiaries during this period were also deemed to have vested in their accrued pension benefit through the date their employment ended. As a result, incremental pension expense of $5 million, representing our share of the partial plan termination cost, was recognized during 2009.

Pension expense declined during 2010 due to lower service cost and interest cost as a result of reduced headcount. Also contributing to lower pension expense was an increase in the expected return of plan assets primarily due to higher asset levels.

During the first quarter of 2010, we announced that the Board of Directors of HSBC North America had approved a plan to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America Pension Plan effective January 1, 2011. Future accruals to legacy participants under the Plan will thereafter be provided under the cash balance based formula which is now used to calculate benefits for employees hired after December 31, 1999.

The aforementioned changes to the Plan have been accounted for as a negative plan amendment and, therefore, the reduction in our share of HSBC North America’s projected benefit obligation as a result of this decision will be amortized to net periodic pension cost over the future service periods of the affected employees.

HSBC USA Inc.

The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2010	2009	2008

Discount rate	5.60%	7.15%	6.55%
Salary increase assumption	2.90	3.50	3.75
Expected long-term rate of return on Plan assets	7.70	8.00	8.00

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

Investment strategy for Plan Assets The primary objective of the HSBC North America Pension Plan is to provide eligible employees with regular pension benefits. Since the plan is governed by the Employee Retirement Security Act of 1974 (“ERISA”), ERISA regulations serve as guidance for the management of plan assets. In this regard, an Investment Committee (the “Committee”) for the Plan has been established and its members have been appointed by the Chief Executive Officer as authorized by the Board of Directors of HSBC North America. The Committee is responsible for establishing the funding policy and investment objectives supporting the Plan including allocating the assets of the Plan, monitoring the diversification of the Plan’s investments and investment performance, assuring the Plan does not violate any provisions of ERISA and the appointment, removal and monitoring of investment advisers and the trustee. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal of the Plan is to earn the highest possible total rate of return consistent with the Plan’s tolerance for risk as periodically determined by the Committee. A key factor shaping the Committee’s attitude towards risk is the generally long term nature of the underlying benefit obligations. The asset allocation decision reflects this long term horizon as well as the ability and willingness to accept some short-term variability in the performance of the portfolio in exchange for the expectation of competitive long-term investment results for its participants.

The Plan’s investment committee utilizes a proactive approach to managing the Plan’s overall investment strategy. During the past year, this resulted in the Committee conducting four quarterly meetings including two strategic reviews and two in-depth manager performance reviews. These quarterly meetings are supplemented by the pension support staff tracking actual investment manager performance versus the relevant benchmark and absolute return expectations on a monthly basis. The pension support staff also monitors adherence to individual investment manager guidelines via a quarterly compliance certification process. A sub-committee consisting of the pension support staff and two members of the investment committee, including the chairman, are delegated responsibility for conducting in-depth reviews of managers performing below expectation. This sub-committee also provides replacement recommendations to the Committee when manager performance fails to meet expectations for an extended period. During the two strategic reviews in 2010, the Committee re-examined the Plan’s asset allocation levels, interest rate hedging strategy and investment menu options. In October 2010, the Committee unanimously agreed to maintain the Plan’s target asset allocation mix in 2010 at 60 percent equity securities, 39 percent fixed income securities and 1 percent cash. Further, the Committee agreed to gradually shift to 40 percent equity securities, 59 percent fixed income securities and 1 percent cash over a 24 month period. Should interest rates rise

HSBC USA Inc.

faster than currently projected by the Committee, the shift to a higher percentage of fixed income securities will be accelerated.

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

Prior to 2009, both third party and affiliate investment consultants were used to provide investment consulting services such as recommendations on the type of funds to be utilized, appropriate fund managers, and the monitoring of the performance of those fund managers. In 2009, the Committee approved the use of a third party investment consultant exclusively. Fund performance is measured against absolute and relative return objectives. Results are reviewed from both a short-term (less than 1 year) and intermediate term (three to five year i.e. a full market cycle) perspective. Separate account fund managers are prohibited from investing in all HSBC Securities, restricted stock (except Rule 144(a) securities which are not prohibited investments), short-sale contracts, non-financial commodities, investments in private companies, leveraged investments and any futures or options (unless used for hedging purposes and approved by the Committee). Commingled account and limited partnership fund managers however are allowed to invest in the preceding to the extent allowed in each of their offering memoranda. As a result of the current low interest rate environment and expectation that interest rates will rise in the future, the Committee mandated the suspension of its previously approved interest rate hedging strategy in June 2009. Outside of the approved interest rate hedging strategy, the use of derivative strategies by investment managers must be explicitly authorized by the Committee. Such derivatives may be used only to hedge an account’s investment risk or to replicate an investment that would otherwise be made directly in the cash market.

The Committee expects total investment performance to exceed the following long-term performance objectives:

•	A long-term return of 7.25 percent;

•	A passive, blended index comprised of 19.5 percent S&P 500, 12 percent Russell 2000, 11 percent EAFE, 8 percent MSCI AC World Free Index, 2 percent S&P/Citigroup Extended Market World Ex-US, 7.5 percent MSCI Emerging Markets, 29 percent Barclays Long Gov/Credit, 10 percent Barclays Treasury Inflation Protected Securities and 1 percent 90-day T-Bills; and

•	Above median performance of peer corporate pension plans.

HSBC North America’s overall investment strategy for Plan assets is to achieve a mix of at least 95 percent of investments for long-term growth and up to 5 percent for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target sector allocations of Plan assets at December 31, 2010 are as follows:

HSBC USA Inc.

Percentage of
Plan Assets at
December 31,
2010

Domestic Large/Mid-Cap Equity	17.9%
Domestic Small Cap Equity	11.0
International Equity	11.9
Global Equity	7.3
Emerging Market Equity	6.9
Fixed Income Securities	44.0
Cash or Cash Equivalents	1.0

Total	100.0%

Plan Assets A reconciliation of beginning and ending balances of the fair value of net assets associated with the HSBC North America Pension Plan is shown below.

Year Ended December 31,	2010	2009

	(in millions)

Fair value of net Plan assets at beginning of year	$2,141	$1,978
Cash contributions by HSBC North America	187	241
Actual return on Plan assets	397	129
Benefits paid	(161)	(207)

Fair value of net Plan assets at end of year	$2,564	$2,141

As a result of the capital markets improving since December 2009, as well as the $187 million contribution to the Plan during 2010, the fair value of Plan assets at December 31, 2010 increased approximately 20 percent compared to 2009.

The Pension Protection Act of 2006 requires companies to meet certain pension funding requirements by January 1, 2015. As a result, during the third quarter of 2009, the Committee revised the Pension Funding Policy to better reflect current marketplace conditions and ensure the Plan’s ability to continue to make lump sum payments to retiring participants. The revised Pension Funding Policy requires HSBC North America to annually contribute the greater of:

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

As a result, during 2010 HSBC North America made a contribution to the Plan of $187 million. Additional contributions during 2011 are anticipated.

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

HSBC USA Inc.

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

The following table presents the fair values associated with the major categories of Plan assets and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of December 31, 2010 and 2009.

	Fair Value Measurement at December 31, 2010
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)

Investments at Fair Value:
Cash and short term investments	$128	$128	$-	$-
Equity Securities
U.S. Large-cap Growth(1)	485	478	7	-
U.S. Small-cap Growth(2)	295	215	80	-
International Equity(3)	280	119	161	-
Global Equity	203	84	119	-
Emerging Market Equity	203	-	203	-
U.S. Treasury	519	519	-	-
U.S. Government agency issued or guaranteed	35	4	31	-
Obligations of U.S. states and political subdivisions	30	-	30	-
Asset-backed securities	34	-	6	28
U.S. corporate debt securities(4)	287	-	287	-
Corporate stocks – preferred	6	5	1	-
Foreign debt securities	116	-	99	17
Other investments	59	-	59	-
Accrued interest	13	5	8	-

Total investments	2,693	1,557	1,091	45

Receivables:
Receivables from sale of investments in process of settlement	36	36	-	-
Derivative financial assets	17	-	17	-

Total receivables	53	36	17	-

Total Assets	2,746	1,593	1,108	45
Liabilities	(182)	(80)	(102)	-

Total Net Assets	$2,564	$1,513	$1,006	$45

HSBC USA Inc.

	Fair Value Measurement at December 31, 2009
	Total	(Level 1)	(Level 2)	(Level 3)

		(in millions)

Investments at Fair Value:
Cash and short term investments	$78	$78	$-	$-
Equity Securities				-
U.S. Large-cap Growth(1)	518	510	8	-
U.S. Small-cap Growth(2)	317	205	112	-
International Equity(3)	287	158	129	-
Global Equity	180	166	14	-
Emerging Market Equity	46	-	46	-
U.S. Treasury	382	382	-	-
U.S. Government agency issued or guaranteed	41	2	39	-
Obligations of U.S. states and political subdivisions	13	-	11	2
Asset-backed securities	28	-	11	17
U.S. corporate debt securities(4)	274	-	273	1
Corporate stocks – preferred	3	2	1	-
Foreign debt securities	96	-	95	1
Accrued interest	13	5	8	-

Total investments	2,276	1,508	747	21

Receivables:
Receivables from sale of investments in process of settlement	20	20	-	-
Derivative financial asset(5)	21	-	21	-

Total receivables	41	20	21	-

Total Assets	2,317	1,528	768	21
Liabilities	(176)	(22)	(154)	-

Total Net Assets	$2,141	$1,506	$614	$21

(1)	This category comprises actively managed enhanced index investments that track the S&P 500 and actively managed U.S. investments that track the Russell 1000.

(2)	This category comprises actively managed U.S. investments that track the Russell 2000.

(3)	This category comprises actively managed equity investments in non-U.S. and Canada developed markets that generally track the MSCI EAFE index. MSCI EAFE is an equity market index of 22 developed market countries in Europe, Australia, Asia and the Far East including Australia, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Israel, Italy, Japan, the Netherlands, New Zealand, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

(4)	This category represents predominantly investment grade bonds of U.S. issuers from diverse industries.

(5)	This category is comprised completely of interest rate swaps.

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at December 31, 2010:

	Level 2	Level 3	Total

	(in millions)

AAA to AA(1)	$23	$-	$23
A+ to A-(1)	106	-	106
BBB+ to Unrated(1)	158	-	158

Total	$287	$-	$287

HSBC USA Inc.

(1)	We obtain ratings on our U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings we obtain from these agencies differ, we utilize the lower of the two ratings.

Significant Transfers Into/Out of Levels 1 and 2 for Plan Assets There were no significant transfers between Levels 1 and 2 during 2010.

Information on Level 3 Assets and Liabilities The following table summarizes additional information about changes in the fair value of Level 3 assets during 2010 and 2009.

		Total Gains and
		(Losses) Included in							Current
			Other			Transfers	Transfers		Period
	Jan 1,		Comp.			Into	Out of	Dec. 31,	Unrealized
	2010	Income	Income	Purchases	Settlement	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Obligations of U.S. states and political subdivisions	$2	$-	$-	$-	$-	$-	$(2)	$-	$-
Asset-backed securities	18	-	2	-	(1)	9	-	28	6
Foreign debt securities	1	-	-	16	-	-	-	17	1

Total assets	$21	$-	$2	$16	$(1)	$9	$(2)	$45	$7

		Total Gains and							Current
		(Losses) Included in							Period
			Other			Transfers	Transfers		Unrealized
	Jan 1,		Comp.			Into	Out of	Dec. 31,	Gains
	2009	Income	Income	Purchases	Settlement	Level 3	Level 3	2009	(Losses)

	(in millions)

International equity	$12	$-	$-	$-	$(2)	$-	$(10)	$-	$-
Global equity	18	-	-	-	(3)	-	(15)	-	-
U.S. Treasury	13	-	-	-	(1)	-	(12)	-	-
U.S. governmental agency issued or guaranteed	2	-	-	-	-	-	(2)	-	-
Obligations of U.S. states and political subdivisions	2	-	-	2	-	-	(2)	2	-
Asset-backed securities	9	-	-	7	(1)	8	(5)	18	3
U.S. corporate debt securities	10	-	-	-	(10)	-	-	-	-
Foreign debt securities	1	-	1	-	(1)	-	-	1	1

Total assets	$67	$-	$1	$9	$(18)	$8	$(46)	$21	$4

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

Securities:  Fair value of securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for the major security types of our pension plan assets:

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. Equity securities and derivative contracts that are non-exchange traded are primarily investments in common stock funds. The funds permit investors to

HSBC USA Inc.

redeem the ownership interests back to the issuer at end-of-day for the net asset value (“NAV”) per share and there are no significant redemption restrictions. Thus the end-of-day NAV is considered observable.

•	U.S. Treasury, U.S. government agency issued or guaranteed and Obligations of U.S. States and political subdivisions – As these securities transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	Asset-backed securities – Fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	U.S. corporate and foreign debt securities – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, the pricing services will survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Corporate stocks – preferred – In general, fair value for preferred securities is calculated using an appropriate spread over a comparable U.S. Treasury security for each issue. These spreads represent the additional yield required to account for risk including credit, refunding and liquidity. The inputs are derived principally from or corroborated by observable market data.

•	Derivatives – Derivatives are recorded at fair value. Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including cash collateral are offset and presented net in accordance accounting principles which allow the offsetting of amounts relating to certain contracts. Derivatives traded on an exchange are valued using quoted prices. OTC derivatives, which comprise a majority of derivative contract positions, are valued using valuation techniques. The fair value for the majority of our derivative instruments are determined based on internally developed models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. For complex or long-dated derivative products where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about, among other things, the timing of cash flows and credit spreads. The fair values of certain structured derivative products are sensitive to unobservable inputs such as default correlations and volatilities. These estimates are susceptible to significant change in future periods as market conditions change.

Projected benefit obligation A reconciliation of beginning and ending balances of the projected benefit obligation of the defined benefit pension plan is shown below and reflects the projected benefit obligation of the merged HSBC North American plan.

HSBC USA Inc.

	2010	2009

	(in millions)

Projected benefit obligation at beginning of year	$3,113	$3,018
Service cost	76	83
Interest cost	174	182
Gain on curtailment	-	(24)
Actuarial losses	326	43
Special termination benefits	-	18
Plan amendment(1)	(144)	-
Benefits paid	(161)	(207)

Projected benefit obligation at end of year	$3,384	$3,113

(1)	The Plan amendment relates to the approval in the first quarter of 2010 to cease all future benefit accruals for legacy participants under the final average pay formula as previously discussed.

The accumulated benefit obligation for the HSBC North America Pension Plan was $3.4 billion and $2.9 billion at December 31, 2010 and 2009, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit should be considered our responsibility.

The assumptions used in determining the projected benefit obligation of the HSBC North America Pension Plan at December 31 are as follows:

	2010	2009	2008

Discount rate	5.45%	5.95%	6.05%
Salary increase assumption	2.75	3.50	3.50

Estimated future benefit payments for the HSBC North America Pension Plan are as follows:

HSBC
North America

(in millions)

2011	$167
2012	175
2013	182
2014	189
2015	195
2016-2020	1,053

Defined Contribution Plans We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $30 million, $31 million and $35 million in 2010, 2009 and 2008, respectively.

Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Total expense recognized for these plans was less than $1 million in 2010, 2009 and 2008.

Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits.

HSBC USA Inc.

The net postretirement benefit cost included the following components.

Year Ended December 31,	2010	2009	2008

	(in millions)

Service cost – benefits earned during the period	$1	$1	$1
Interest cost	4	5	5
Amortization of transition obligation	2	2	3
Amortization of recognized actuarial gain	-	(1)	(1)
Curtailment gain	-	(1)	-

Net periodic postretirement benefit cost	$7	$6	$8

The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2010	2009	2008

Discount rate	5.20%	7.15%	6.55%
Salary increase assumption	2.90	3.50	3.75

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	2009	2008

	(in millions)

Accumulated benefit obligation at beginning of year	$72	$84
Service cost	1	-
Interest cost	4	5
Actuarial losses (gains)	10	(3)
Transfers	(2)	(7)
Benefits paid	(6)	(6)
Curtailment gain	-	(1)

Accumulated benefit obligation at end of year	$79	$72

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $7 million relating to our postretirement benefit plans in 2011. The funded status of our postretirement benefit plans was a liability of $79 million at December 31, 2010.

Estimated future benefit payments for our postretirement benefit plans are summarized in the following table.

(in millions)

2011	$7
2012	7
2013	7
2014	7
2015	7
2016-2020	31

HSBC USA Inc.

The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2010	2009

Discount rate	4.95%	5.60%
Salary increase assumption	2.75	3.50

For measurement purposes, 7.7 percent (pre-65) and 7.2 percent (post-65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2010. These rates are assumed to decrease gradually reaching the ultimate rate of 4.50 percent in 2027, and remain at that level thereafter.

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent	One Percent
	Increase	Decrease

(in millions)

Effect on total of service and interest cost components	$-	$-
Effect on accumulated postretirement benefit obligation	1.0	(1.0)

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

At December 31,	2010	2009	2008

	(in millions)

Assets:
Cash and due from banks	$137	$359	$153
Interest bearing deposits with banks	1,287	198	138
Federal funds sold and securities purchased under agreements to resell	534	294	346
Trading assets(1)	16,575	12,811	32,445
Loans	1,060	1,476	2,586
Other	655	855	737

Total assets	$20,248	$15,993	$36,405

Liabilities:
Deposits	$10,337	$9,437	$10,229
Trading liabilities(1)	19,211	16,848	36,588
Short-term borrowings	3,326	445	1,831
Other	1,553	1,760	278

Total liabilities	$34,427	$28,490	$48,926

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

	Year Ended December 31,
	2010	2009	2008

	(in millions)

Income/(Expense):
Interest income	$91	$178	$195
Interest expense	(44)	(26)	(183)

Net interest income (loss)	$47	$152	$12

HSBC affiliate income:
HSBC Finance	$45	$12	$10
HSBC Markets (USA) Inc. (“HMUS”)	13	23	14
Other HSBC affiliates	72	83	71
Fees on transfers of refund anticipation loans to HSBC Finance	4	11	13
Other HSBC affiliates income	22	11	20

Total affiliate income	$156	$140	$128

Support services from HSBC affiliates:
HSBC Finance	$(715)	$(725)	$(473)
HMUS	(288)	(247)	(210)
HSBC Technology & Services (USA) (“HTSU”)	(780)	(471)	(255)
Other HSBC affiliates	(117)	(144)	(210)

Total support services from HSBC affiliates	$(1,900)	$(1,587)	$(1,148)

Stock based compensation expense with HSBC	$(42)	$(54)	$(67)

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

•	In January 2009, we purchased the GM and UP Portfolios from HSBC Finance, with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. HSBC Finance retained the customer account relationships associated with these credit card portfolios. On a daily basis we purchase all new credit card loan originations for the GM and UP Portfolios from HSBC Finance. HSBC Finance continues to service these credit card loans for us for a fee. Information regarding these loans is summarized in the table below.

•	In January 2009, we also purchased certain auto finance loans, with an outstanding principal balance of $3.0 billion from HSBC Finance at the time of sale, at a total net discount of $226 million. Discounts are amortized to interest income over the estimated life of the receivables purchased. In March 2010, we sold $379 million of auto finance receivables to HSBC Finance, including $353 million previously classified as held for sale, a substantial majority of which were comprised of the loans previously purchased from HSBC Finance, who immediately sold them to a third party. The remaining loans, which were previously serviced by HSBC Finance, were serviced by this third party provider until they were sold in August 2010. Information regarding these loans is summarized in the table below.

•	In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchase new originations on these credit card receivables. HSBC Finance

HSBC USA Inc.

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

The following table summarizes the private label card, private label commercial and closed end loans, credit card (including the GM and UP credit card portfolios), auto finance and real estate secured loans serviced for us by HSBC Finance as well as the daily loans purchased during 2010, 2009 and 2008:

	Private Label		Credit Cards
		Comm’l & Closed	General	Union		Auto	Residential
	Cards	End Loans(1)	Motors	Privilege	Other	Finance	Mortgage	Total

	(in billions)

Loans serviced by HSBC Finance:
December 31, 2010	$13.1	$.4	$4.5	$4.1	$2.0	$-	$1.5	$25.6
December 31, 2009	15.0	.6	5.4	5.3	2.1	2.1	1.8	32.3
Total receivables purchased on a daily basis from HSBC Finance during:
2010	14.6	-	13.5	3.2	4.1	-	-	35.4
2009	15.7	-	14.5	3.5	4.3	-	-	38.0
2008	19.6	-	-	-	4.8	-	-	24.4

(1)	Private label commercial are included in other commercial loans and private label closed end loans are included in other consumer loans in Note 7, “Loans.”

Fees paid for servicing these loan portfolios totaled $630 million, $697 million and $444 million during 2010, 2009 and 2008, respectively.

•	The GM and UP credit card receivables as well as the private label credit card receivables that are purchased from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusting for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price.

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2010 and 2009, we paid $7 million and $1 million, respectively, for services we received from HSBC Finance and received $8 million and $5 million, respectively, for services we provided to HSBC Finance.

•	In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of a subsidiary of HSBC Bank USA. These employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing these services. During 2010, we received servicing revenue from HSBC Finance of $37 million.

HSBC USA Inc.

•	Excluding the servicing fees paid for the loan portfolios discussed above, support services from HSBC affiliates also includes charges by HSBC Finance under various service level agreements for the servicing of certain tax refund anticipation loans as more fully discussed below, as well as other operational and administrative support. Fees paid for these services totaled $85 million, $28 million and $29 million during 2010, 2009 and 2008, respectively.

•	Our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), historically have been the originating lenders on behalf of HSBC Finance for a federal income tax refund anticipation loan program for clients of a single third party tax preparer which is managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD historically processed applications, funded and subsequently transferred a portion of these loans to HSBC Finance. Prior to 2010, all loans were transferred to HSBC Finance. Beginning in 2010, we began keeping a portion of these loans on our balance sheet and earn a fee. The loans kept were transferred to HSBC Finance at par only upon reaching a defined delinquency status. We paid HSBC Finance a fee to service the loans we retain on our balance sheet and to assume the credit risk associated with these receivables. HSBC Bank USA and HTCD originated approximately $9.4 billion and $9.0 billion of loans during 2010 and 2009, respectively, of which $3.1 billion and $9.0 billion, respectively, were transferred to HSBC Finance during these periods. During 2010, 2009 and 2008, we received fees of $4 million, $11 million and $13 million, respectively, for the loans we originated and sold to HSBC Finance. Fees earned on the loans retained on balance sheet and fees paid to HSBC Finance for servicing and assuming the credit risk for these loans totaled $69 million and $58 million, respectively, during 2010.

In December 2010, as a result of recent Internal Revenue Service decisions to stop providing information regarding certain unpaid taxpayer obligations which historically served as a significant part of the underwriting process, it was determined that tax refund anticipation loans could no longer be offered in a safe and sound manner and, therefore, we would no longer offer these loans and other related products going forward. These products have historically had an insignificant impact to our results of operations. See Note 4, “Exit from Taxpayer Financial Services Loan Program,” for further discussion.

•	Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at December 31, 2010 and 2009.

•	We extended a secured $1.5 billion uncommitted 364 day credit facility to certain subsidiaries of HSBC Finance in December 2009. This facility was renewed for an additional 364 days in December 2010. There were no balances outstanding at December 31, 2010 and 2009.

•	We extended a $1.0 billion committed unsecured 364 day credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2009. This facility was renewed for an additional 364 days in December 2010. There were no balances outstanding at December 31, 2010 and 2009.

•	We serviced a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.5 billion at December 31, 2009. During 2010, we transferred servicing of this portfolio back to HSBC Finance and, as a result, no longer service any loans for HSBC Finance. The servicing fee income for servicing this portfolio was $1 million in 2010, $6 million in 2009 and $12 million in 2008 which is included in residential mortgage banking revenue in the consolidated statement of income (loss).

•	In the third quarter of 2009, we purchased $106 million of Low Income Housing Tax Credit Investment Funds from HSBC Finance.

•	In the second quarter of 2008, HSBC Finance launched a new program with HSBC Bank USA to sell loans originated in accordance with the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) underwriting criteria to HSBC Bank USA who then sells them to Freddie Mac under its existing Freddie Mac program. During 2009, $51 million of real estate secured loans were purchased by HSBC Bank USA under this program.

This program was discontinued in February 2009 as a result of the decision to discontinue new receivable originations in HSBC Finance’s Consumer Lending business.

HSBC USA Inc.

Transactions Conducted with HMUS and Subsidiaries

•	We utilize HSBC Securities (USA) Inc. (“HSI”) for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

•	We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.3 billion and $4.1 billion at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, $867 million and $1.0 billion, respectively, was outstanding on these loans and lines. Interest income on these loans and lines totaled $15 million in 2010, $34 million in 2009 and $44 million during 2008.

Other Transactions with HSBC Affiliates

•	In June 2010, we sold certain securities with a book value of $302 million to HSBC Bank plc and recognized a pre-tax loss of $40 million.

•	HNAI extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 28, 2014 with interest due quarterly beginning in November 2009. Interest expense on this note totaled $17 million in 2010 and $6 million in 2009.

•	In March 2009, we sold an equity investment in HSBC Private Bank (Suisse) SA to another HSBC affiliate for cash, resulting in a gain of $33 million.

•	We have a committed unused line of credit with HSBC Bank plc of $2.5 billion at December 31, 2010 and 2009.

•	We have an uncommitted unused line of credit with HNAI of $150 million at December 31, 2010 and 2009.

•	We have extended loans and lines of credit to various other HSBC affiliates totaling $460 million and $1.7 billion at December 31, 2010 and 2009, respectively. At December 31, 2010, there were no amounts outstanding under these loans or lines of credit. At December 31, 2009, $527 million was outstanding on these loans and lines of credit. Interest income on these lines totaled $5 million in 2010, $13 million in 2009 and $16 million in 2008.

•	Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At December 31, 2010, we held $75 million of commercial paper issued by an HSBC affiliate sponsored ABCP conduit. At December 31, 2009, no ABCP issued by such conduits was held.

•	We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $774.1 billion and $673.3 billion at December 31, 2010 and 2009, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $16.6 billion and $12.8 billion at December 31, 2010 and 2009, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

•	In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (“LSS”) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HSBC Bank USA by transferring the volatility to the affiliate. The recorded fair value of derivative assets related to these derivative transactions was approximately $25 million and $70 million at December 31, 2010 and 2009, respectively.

HSBC USA Inc.

•	Technology and some centralized operational services including human resources, finance, treasury, corporate affairs, compliance, legal, tax and other shared services in North America are centralized within HTSU. Technology related assets and software purchased are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of income (loss).

•	Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 22, “Pension and Other Post-retirement Benefits.”

•	Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $42 million in 2010, $54 million in 2009 and $67 million in 2008. As of December 31, 2010, our share of compensation cost related to nonvested stock compensation plans was approximately $51 million, which is expected to be recognized over a weighted-average period of 1.2 years. A description of these stock compensation plans can be found in Note 21, “Share-based Plans.”

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $28 million in 2010, are included as a component of Support services from HSBC affiliates in the table above. Billing for these services was processed by HTSU.

•	An HSBC affiliate acquired from a third party certain structured notes with embedded derivative contracts in which we were the counterparty buying protection. We settled the credit derivative contracts with the affiliate in September 2008 and realized a trading gain of $25 million.

•	We did not pay any dividends to our parent company, HNAI, in 2010, 2009 or 2008.

24.  Business Segments

We have five distinct segments that we utilize for management reporting and analysis purposes, which are generally based upon customer groupings, as well as products and services offered. Our segment results are reported on a continuing operations basis.

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

As discussed in Note 3, “Discontinued Operations,” our wholesale banknotes business, which was previously reported in our Global Banking and Markets segment, is now reported as discontinued operations and is no longer included in our segment presentation.

Our segment results are presented under IFRSs (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees are made almost exclusively on an IFRSs basis since we report results to our parent, HSBC in accordance with its reporting basis, IFRSs. We continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis.

We are currently in the process of re-evaluating the scope and content of the financial data being reported to our management and Board of Directors. To the extent we make changes to this reporting in 2011, we will evaluate any impact such changes may have to our segment reporting.

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

For loans transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for in accordance with IAS 39, with any gain or loss recorded at the time of sale.

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

Additionally, certain Leverage Acquisition Finance (“LAF”) loans were classified as trading assets for IFRSs and to be consistent, an irrevocable fair value option was elected on these loans under U.S. GAAP on January 1, 2008. These loans were reclassified to “loans and advances” as of July 1, 2008 pursuant to the IAS 39 amendment discussed above. Under U.S. GAAP, these loans are classified as “held for sale” and carried at fair value due to the irrevocable nature of the fair value option.

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

Derivatives – Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported on a net basis in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. (“ISDA”) Master Netting Arrangement. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under IFRSs, these agreements do not necessarily meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.

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

	IFRS Consolidated Amounts									(5)
							Adjustments/		(4)	IFRS	U.S. GAAP
				Global Banking			Reconciling		IFRS	Reclass-	Consolidated
	PFS	CF	CMB	and Markets	PB	Other	Items	Total	Adjustments	ifications	Totals

	(in millions)

December 31, 2010
Net interest income(1)	$976	$1,865	$704	$638	$184	$(11)	$(30)	$4,326	$34	$159	$4,519
Other operating income	164	171	455	1,048	132	193	30	2,193	137	617	2,947

Total operating income	1,140	2,036	1,159	1,686	316	182	-	6,519	171	776	7,466
Loan impairment charges(3)	50	972	115	(180)	(38)	-	-	919	185	29	1,133

	1,090	1,064	1,044	1,866	354	182	-	5,600	(14)	747	6,333
Operating expenses(2)	1,277	162	681	760	242	70	-	3,192	94	747	4,033

Profit (loss) before income tax expense	$(187)	$902	$363	$1,106	$112	$112	$-	$2,408	$(108)	$-	$2,300

Balances at end of period:
Total assets	$20,715	$24,098	$16,470	$177,244	$5,380	$24	$-	$243,931	$(60,147)	$(90)	$183,694
Total loans, net	16,411	23,127	14,530	25,443	4,683	-	-	84,194	(1,817)	(11,478)	70,899
Goodwill	876	-	368	480	326	-	-	2,050	576	-	2,626
Total deposits	48,373	45	24,481	33,511	11,337	-	-	117,747	(3,725)	6,629	120,651

December 31, 2009
Net interest income(1)	$916	$2,101	$725	$812	$172	$17	$(22)	$4,721	$133	$282	$5,136
Other operating income	262	353	353	543	106	(515)	22	1,124	1,196	269	2,589

Total operating income	1,178	2,454	1,078	1,355	278	(498)	-	5,845	1,329	551	7,725
Loan impairment charges(3)	616	2,073	309	591	98	-	-	3,687	685	(228)	4,144

	562	381	769	764	180	(498)	-	2,158	644	779	3,581
Operating expenses(2)	1,255	88	634	761	232	87	-	3,057	44	779	3,880

Profit (loss) before income tax expense	$(693)	$293	$135	$3	$(52)	$(585)	$-	$(899)	$600	$-	$(299)

Balances at end of period:
Total assets	$21,485	$30,953	$16,600	$156,665	$6,055	$13	$-	$231,771	$(59,865)	$(1,947)	$169,959
Total loans, net	16,845	28,118	14,849	17,360	5,355	-	-	82,527	(3,438)	(3,461)	75,628
Goodwill	876	-	368	480	326	-	-	2,050	576	-	2,626
Total deposits	48,228	43	24,107	29,897	11,566	-	-	113,841	(2,749)	7,142	118,234

December 31, 2008
Net interest income(1)	$849	$1,250	$753	$1,005	$192	$(5)	$(204)	$3,840	$(146)	$639	$4,333
Other operating income	327	325	322	(2,011)	156	547	204	(130)	(589)	(202)	(921)

Total operating income	1,176	1,575	1,075	(1,006)	348	542	-	3,710	(735)	437	3,412
Loan impairment charges(3)	520	1,650	288	165	17	-	-	2,640	12	(109)	2,543

	656	(75)	787	(1,171)	331	542	-	1,070	(747)	546	869
Operating expenses(2)	1,353	46	594	733	268	-	-	2,994	5	546	3,545

Profit (loss) before income tax expense	$(697)	$(121)	$193	$(1,904)	$63	$542	$-	$(1,924)	$(752)	$-	$(2,676)

Balances at end of period:
Total assets	$28,440	$20,047	$19,923	$259,722	$5,511	$388	$-	$334,031	$(145,656)	$(4,058)	$184,317
Total loans, net	22,950	19,496	18,301	37,201	4,664	-	-	102,612	(5,230)	(18,666)	78,716
Goodwill	876	-	368	480	326	-	-	2,050	576	-	2,626
Total deposits	45,512	27	22,824	39,216	12,306	2	-	119,887	(5,779)	4,871	118,979

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Treasury and more appropriately reflect the profitability of segments.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	Represents adjustments associated with differences between IFRSs and U.S. GAAP bases of accounting. These adjustments, which are more fully described above, consist of the following:

HSBC USA Inc.

	Net		Provision		(Loss) Income
	Interest	Other	for Credit	Operating	before Income	Total
	Income	Revenues	Losses	Expenses	Tax Expense	Assets

	(in millions)

December 31, 2010
Unquoted equity securities	$-	$-	$-	$-	$-	$(73)
Reclassification of financial assets	(148)	320	19	-	153	187
Securities	-	(103)	10	-	(113)	(78)
Derivatives	(5)	(7)	-	2	(14)	(63,005)
Loan impairment	(56)	-	(46)	(1)	(9)	(29)
Property	(4)	(56)	-	(17)	(43)	199
Pension costs	-	-	-	120	(120)	(120)
Purchased loan portfolios	256	61	235	(1)	83	(46)
Servicing assets	-	-	-	1	(1)	8
Return of capital	-	3	-	-	3	-
Interest recognition	(5)	-	-	-	(5)	(6)
Gain on sale of auto finance loans	-	(38)	-	-	(38)	-
Other	(4)	(43)	(33)	(10)	(4)	2,816

Total	$34	$137	$185	$94	$(108)	$(60,147)

December 31, 2009
Unquoted equity securities	$-	$35	$-	$-	$35	$(82)
Reclassification of financial assets	(384)	859	(143)	-	618	30
Securities	-	58	-	-	58	(56)
Derivatives	(2)	(11)	-	-	(13)	(60,094)
Loan impairment	3	-	15	-	(12)	(24)
Property	-	-	-	-	-	-
Pension costs	-	-	-	43	(43)	(50)
Purchased loan portfolios	522	188	813	1	(104)	(102)
Servicing assets	-	(6)	-	-	(6)	(10)
Return of capital	-	55	-	-	55	-
Interest recognition	2	-	-	-	2	(2)
Other	(8)	18	-	-	10	525

Total	$133	$1,196	$685	$44	$600	$(59,865)

December 31, 2008
Unquoted equity securities	$-	$100	$-	$-	$100	$(131)
Reclassification of financial assets	(142)	(752)	-	-	(894)	(863)
Securities	-	95	-	-	95	(46)
Derivatives	(1)	(14)	-	-	(15)	(145,030)
Loan impairment	11	-	12	-	(1)	(25)
Property	-	-	-	-	-	-
Pension costs	-	-	-	2	(2)	(33)
Purchased loan portfolios	-	-	-	-	-	-
Servicing assets	-	(19)	-	(3)	(16)	(20)
Return of capital	-	-	-	-	-	-
Interest recognition	(4)	-	-	-	(4)	(6)
Other	(10)	1	-	6	(15)	498

Total	$(146)	$(589)	$12	$5	$(752)	$(145,656)

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

25.  Retained Earnings and Regulatory Capital Requirements

Bank dividends are a major source of funds for payment by us of shareholder dividends, and along with interest earned on investments, cover our operating expenses which consist primarily of interest on outstanding debt. Under 12 USC 60, the approval of the OCC is required if the total of all dividends we declare in any year exceeds the cumulative net profits for that year, combined with the profits for the two preceding years reduced by dividends attributable to those years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection. These rules restrict HSBC

HSBC USA Inc.

Bank USA from paying dividends to us as of December 31, 2010, as cumulative net profits for 2010, 2009 and 2008 are less than dividends attributable to those years.

The capital amounts and ratios of HSBC USA and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	December 31, 2010					December 31, 2009
	Capital		Well-Capitalized	Actual		Capital	Well-Capitalized	Actual
	Amount		Minimum Ratio(1)	Ratio		Amount	Minimum Ratio(1)	Ratio

	(dollars are in millions)

Total capital ratio:
HSBC USA Inc.	$22,070		10.00%	18.14%		$19,087	10.00%	14.19%
HSBC Bank USA	22,177		10.00	18.41		19,532	10.00	14.81
Tier 1 capital ratio:
HSBC USA Inc.	14,355		6.00	11.80	(3)	12,934	6.00	9.61
HSBC Bank USA	14,970		6.00	12.43	(3)	13,354	6.00	10.13
Tier 1 leverage ratio:
HSBC USA Inc.	14,355		3.00 (2)	7.87		12,934	3.00 (2)	7.59
HSBC Bank USA	14,970		5.00	8.28		13,354	5.00	8.07
Risk weighted assets:
HSBC USA Inc.	121,645	(3)				134,553
HSBC Bank USA	120,473	(3)				131,854

(1)	HSBC USA Inc and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

(3)	Effective January 1, 2010, we began consolidating a commercial paper conduit managed by HSBC Bank USA as a result of adopting new guidance related to the consolidation of variable interest entities as more fully discussed in Note 26, “Variable Interest Entities.” We elected to adopt the transition mechanism for Risk Based Capital Requirements and, as a result, there was no change to the risk weighted assets or the Tier 1 capital ratios for the first half of 2010. As of September 30, 2010 we have begun the transition to the Risk Based Capital requirements for our Tier 1 capital ratio which will be complete at March 31, 2011. Had we fully transitioned to the Risk Based Capital requirements at December 31, 2010, our risk weighted assets would have been higher by approximately $2.2 billion which would not have had a significant impact on our Tier 1 capital ratios.

We did not receive any capital contributions from our immediate parent, HNAI during 2010. During 2010, we contributed $60 million to our subsidiary, HSBC Bank USA, in part to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. See Note 23, “Related Party Transactions,” for additional information.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. In 2009, the net book value of such sales totaled $455 million. These loans were subsequently sold to SC USA in August 2010. Capital ratios and amounts at December 31, 2010 and 2009 in the

HSBC USA Inc.

table above reflect this reporting. At December 31, 2010, the remaining purchased receivables subject to this requirement totaled $3.2 billion of which $651 million are considered to be low-quality assets.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At December 31, 2010 and 2009, deferred tax assets of $360 million and $331 million, respectively, were excluded in the computation of regulatory capital.

26.  Variable Interest Entities

On January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board in June 2009 which amends the accounting for the consolidation of variable interest entities (“VIEs”). The new guidance changed the approach for determining the primary beneficiary of a VIE from a quantitative approach focusing on risk and reward to a qualitative approach focusing on (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE. The adoption of the new guidance has resulted in the consolidation of one commercial paper conduit managed by HSBC Bank USA as discussed more fully below. The impact of consolidating this entity beginning on January 1, 2010 resulted in an increase to our assets and liabilities of $3.2 billion and $3.5 billion, respectively, which resulted in a $1 million increase to the opening balance of retained earnings in common shareholder’s equity and a $246 million reduction to the opening balance of other comprehensive income in common shareholder’s equity. Since we elected to adopt the transition mechanism for Risk Based Capital requirements, there was no change to the way we calculate risk weighted assets against this facility for the first half of 2010. As of December 31, 2010, we have begun the transition to the Risk Based Capital requirements which will be complete at March 31, 2011. Had we fully transitioned to the Risk Based Capital requirements at December 31, 2010, our risk weighted assets would have been higher by approximately $2.2 billion which would not have had a significant impact on our Tier 1 capital ratios. See the asset-backed commercial paper conduit portion of the table “Consolidated VIE’s” presented below for additional details of the assets and liabilities relating to this newly consolidated entity.

In the ordinary course of business, we have organized special purpose entities (“SPEs”) primarily to structure financial products to meet our clients’ investment needs and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. A Special purpose entity can be a VIE, which is an entity that lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power to direct the activities of an entity that most significantly impacts the entity’s economic performance; b) the obligation to absorb the expected losses of the entity, the right to receive the expected residual returns of the entity, or both.

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

HSBC USA Inc.

Consolidated VIEs The following table summarizes assets and liabilities related to our consolidated VIEs as of December 31, 2010 and 2009 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation:

	December 31, 2010		December 31, 2009
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Asset-backed commercial paper conduit:
Interest bearing deposits with banks	$676	$-	$-	$-
Held-to-maturity securities	881	-	-	-
Loans, net	1,220	-	-	-
Other assets	3	-	-	-
Short-term borrowings	-	3,022	-	-
Other liabilities	-	3	-	-

Subtotal	2,780	3,025	-	-

Securitization vehicles:
Available-for-sale securities	-	-	1,138	-
Loans, net	12,963	-	15,953	-
Other assets	(1,055)	-	(915)	-
Long-term debt	-	150	-	2,965
Deposits	-	20	-	20
Other liabilities	-	261	-	200

Subtotal	11,908	431	16,176	3,185

Low income housing limited liability partnership:
Interest bearing deposits with banks	83	-	72	-
Other assets	509	-	585	-
Long term debt	-	55	-	55
Other liabilities	-	109	-	135

Subtotal	592	164	657	190

Total	$15,280	$3,620	$16,833	$3,375

Asset-backed commercial paper conduit As discussed in more detail below, we provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits (“ABCP conduits”) sponsored by HSBC affiliates and third parties. These conduits support the financing needs of customers by facilitating the customers’ access to commercial paper markets.

One of these commercial paper conduits, otherwise known as Bryant Park Funding LLC (“Bryant Park”), was sponsored, organized and managed to facilitate clients in securing asset-backed financing collateralized by diverse pools of loan and lease receivables or investment securities. Bryant Park funds the purchase of the eligible assets by issuing short-term commercial paper notes to third party investors. One of our affiliates provides a program wide letter of credit enhancement (“PWE”) to support the creditworthiness of the commercial paper issued up to a certain amount. We also entered into various liquidity asset purchase agreements (“LAPAs”), to provide liquidity support for the commercial paper notes issued to fund the asset purchases. Prior to the adoption of the new VIE consolidation guidance in 2010, determination of the primary beneficiary was predominantly based on a quantitative risk and reward analysis and, because our affiliate held the PWE that absorbs (receives) a majority of the expected losses (residual returns), the affiliate was considered to be the primary beneficiary. However, under the new guidance adopted January 1, 2010, we are considered to be the primary beneficiary because we have the power to direct the activities of the conduit that most significantly impact its economic performance including

HSBC USA Inc.

a) determining which eligible assets to acquire; b) risk managing the portfolio held; and c) managing the refinancing of commercial paper.

The liquidity facilities we provide in the form of LAPAs can be drawn upon by the conduit in the event it cannot issue commercial paper notes or does not have sufficient funds available to pay maturing commercial paper. Under the LAPAs, we are obligated, subject to certain conditions, to purchase the eligible assets previously funded for an amount not to exceed the face value of the commercial paper in order to provide the conduit with funds to repay the maturing notes. As such, we are exposed to the market risk and the credit risk of the underlying assets held by Bryant Park only to the extent the liquidity facility is drawn.

In order to consolidate and streamline conduit administration across HSBC to reduce risk and achieve operational efficiencies, we have decided to assign substantially all of our LAPAs to HSBC Bank plc. Upon completion of this assignment, we will no longer have a controlling financial interest in Bryant Park and, therefore, we will no longer consolidate Bryant Park Funding LLC. We expect the assignments will be completed by March 31, 2011.

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

Certain assets of the consolidated VIEs serve as collateral for the obligations of the VIE. These assets include loans of $233 million and $2.8 billion at December 31, 2010 and 2009, respectively, and available-for-sale securities of $1.1 billion at December 31, 2009. Debt securities issued by these VIEs are reported as secured financings in long-term debt. The holders of the debt securities issued by these vehicles have no recourse to our general credit. The securitization vehicles also held obligations to repay intercompany loans totaling $8.8 billion and $10.6 billion at December 31, 2010 and 2009, respectively, related to the transfer of receivables to the securitization vehicles which are eliminated in consolidation and therefore are not presented in the table above.

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

Unconsolidated VIEs We also have variable interests with other VIEs that were not consolidated at December 31, 2010 and 2009 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of December 31, 2010 and 2009:

HSBC USA Inc.

	December 31, 2010				December 31, 2009
	Variable Interests	Variable Interests	Total Assets in	Maximum	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss	VIEs	to Loss

	(in millions)

Asset-backed commercial paper conduits	$-	$-	$13,516	$1,856	$10,485	$5,050
Structured note vehicles	537	87	6,734	900	7,890	569

Total	$537	$87	$20,250	$2,756	$18,375	$5,619

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

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities, other than Bryant Park as discussed above. Credit risk related to the liquidity facilities provided is managed by subjecting them to our normal underwriting and risk management processes. The $1.3 billion maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value. The reduction in amounts outstanding since December 31, 2009 reflects the consolidation of Bryant Park effective January 1, 2010, as more fully described above.

Structured note vehicles Our involvement in structured note vehicles includes entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of December 31, 2010, we recorded approximately $126 million of trading assets and $147 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2009, we recorded approximately $169 million of trading assets and $205 million of

HSBC USA Inc.

long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

Beneficial interests issued by third-party sponsored securitization entities We hold certain beneficial interests issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm’s-length and decisions to invest are based on credit analysis on underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers that potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 6, “Securities” and Note 28, “Fair Value Measurements” and, therefore, were not disclosed in this note to avoid redundancy.

27.  Guarantee Arrangements

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

The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of December 31, 2010 and 2009. Following the table is a description of the various arrangements.

	December 31, 2010		December 31, 2009
	Carrying	Notional/Maximum	Carrying	Notional/Maximum
	Value	Exposure to Loss	Value	Exposure to Loss

	(in millions)

Credit derivatives(1)(4)	$(831)	$354,780	$(5,751)	$387,225
Financial standby letters of credit, net of participations(2)(3)	-	4,264	-	4,545
Performance (non-financial) guarantees(3)	-	2,895	-	3,100
Liquidity asset purchase agreements(3)	-	1,856	-	6,791

Total	$(831)	$363,795	$(5,751)	$401,661

(1)	Includes $49.4 billion and $57.3 billion issued for the benefit of HSBC affiliates at December 31, 2010 and 2009, respectively.

(2)	Includes $486 million and $774 million issued for the benefit of HSBC affiliates at December 31, 2010 and 2009, respectively.

(3)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

(4)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

HSBC USA Inc.

Credit-Risk Related Guarantees

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

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

	(in millions)

Sell-protection credit derivative positions	$(831)	$354,780	$(5,751)	$387,225
Buy-protection credit derivative positions	1,631	346,246	6,693	381,258

Net position(1)	$800	$8,534	$942	$5,967

(1)	Positions are presented net in the table above to provide a complete analysis of our risk exposure and depict the way we manage our credit derivative portfolio. The offset of the sell-protection credit derivatives against the buy-protection credit derivatives may not be legally binding in the absence of master netting agreements with the same counterparty. Furthermore, the credit loss triggering events for individual sell protection credit derivatives may not be the same or occur in the same period as those of the buy protection credit derivatives thereby not providing an exact offset.

Standby letters of credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of December 31, 2010, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.3 billion and $2.9 billion, respectively. As of December 31, 2009, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.5 billion and $3.1 billion, respectively.

HSBC USA Inc.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the fair value of the stand-ready obligation to perform under these guarantees, amounting to $47 million and $48 million at December 31, 2010 and 2009, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $26 million and $27 million at December 31, 2010 and 2009, respectively.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of December 31, 2010 as an indicative proxy of payment risk:

	Average	Credit Ratings of the Obligors or the Transactions
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

	(dollars are in millions)

Sell-protection Credit Derivatives(1)
Single name CDS	3.0	$149,712	$66,978	$216,690
Structured CDS	2.7	63,133	9,337	72,470
Index credit derivatives	3.3	50,391	2,885	53,276
Total return swaps	8.5	11,915	429	12,344

Subtotal		275,151	79,629	354,780
Standby Letters of Credit(2)	1.4	7,021	138	7,159

Total		$282,172	$79,767	$361,939

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

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

Mortgage Loan Repurchase Obligations

Sale of mortgage loans In the ordinary course of business, we originate and sell mortgage loans primarily to government sponsored entities (“GSEs”) and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our

HSBC USA Inc.

contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.

We typically first become aware that a GSE or other third party is evaluating a particular loan for repurchase when we receive a request to review the underlying loan file. Generally, the reviews focus on severely delinquent loans to identify alleged fraud or misrepresentation. Upon completing its review, the GSE or other third party may submit a repurchase demand. Historically, most file requests have not resulted in repurchase demands. After receipt of a repurchase demand, we perform a detailed evaluation of the substance of the request and appeal any claim that we believe is either unsubstantiated or contains errors, leveraging both dedicated internal as well as retained external counsel. In many cases, we ultimately are not required to repurchase a loan as we are able to resolve the purported defect. From initial inquiry to ultimate resolution, a typical case takes roughly 12 months. Acceptance of a repurchase demand will involve either a) repurchase of the loan at the unpaid principal balance plus accrued interest or b) reimbursement for any realized loss on a liquidated property (“make-whole” payment).

To date, repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited from in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $23.0 billion at December 31, 2010, including $14.3 billion of loans sourced from our legacy broker channel.

The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage at December 31, 2010, 2009 and 2008:

	2010	2009	2008

	(in millions)

Pre- 2004	$14	$8	$3
2004	31	9	5
2005	24	10	16
2006	41	21	21
2007	161	59	40
2008	112	53	4
Post 2008	34	5	-

Total repurchase demands received(1)	$417	$165	$89

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $339 million, $147 million and $82 million at December 2010, 2009 and 2008, respectively.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at December 31, 2010, 2009 and 2008:

	2010	2009	2008

	(in millions)

GSEs	$92	$104	$21
Others	23	19	9

Total(1)	$115	$123	$30

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $87 million, $110 million and $28 million at December 2010, 2009 and 2008, respectively.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

HSBC USA Inc.

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

•	The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during 2010, 2009 and 2008 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

	2010	2009	2008

	(in millions)

Balance at beginning of period	$66	$13	$2
Increase in liability recorded through earnings	341	65	16
Realized losses	(145)	(12)	(5)

Balance at end of period	$262	$66	$13

The increase from December 31, 2009 was due to an increase in the reserve for potential repurchase liability exposures related primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $262 million at December 31, 2010 represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change.

Written Put Options and Indemnity Arrangements

Liquidity asset purchase agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of December 31, 2010 and 2009, we have issued $1.9 billion and $6.8 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits. The decline since December 31, 2009 reflects our consolidation of the Bryant Park commercial paper conduit effective January 1, 2010. See Note 26, “Variable Interest Entities,” for further information.

Principal protected products We structure and sell products that provide for the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These principal protected products are accounted for on a fair value basis. The notional amounts of these principal protected products were not material as of December 31, 2010 and 2009. We have not made any payments under the terms of these structured products and we consider the probability of such payments to be remote.

HSBC USA Inc.

Visa Covered Litigations We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is earlier. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In July 2009, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited an additional $700 million into the escrow account. As a result, we re-evaluated the contingent liability we have recorded relating to this litigation and reduced our liability by $9 million during 2009. In May 2010, Visa funded an additional $500 million into the escrow account and we reduced our liability by $6 million. In October 2010, Visa announced that it had deposited an additional $800 million into the escrow account, which resulted in a decrease in the conversion rate at which our Visa Class B shares can be converted into Class A shares. As a result, we re-evaluated the contingent liability we have recorded relating to this litigation and reduced our liability by an additional $10 million. At December 31, 2010, the net contingent liability recorded was $9 million. We do not expect these changes to result in a material adverse effect on our results of operations.

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

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-K.

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)

Financial assets:
Short-term financial assets	$10,665	$10,665	$23,034	$23,034
Federal funds sold and securities purchased under resale agreements	8,236	8,236	1,046	1,046
Non-derivative trading assets	26,390	26,390	17,594	17,594
Derivatives	6,891	6,891	8,821	8,821
Securities	48,713	48,923	30,568	30,686
Commercial loans, net of allowance for credit losses	29,735	30,154	29,366	29,298
Commercial loans designated under fair value option and held for sale	1,356	1,356	1,126	1,126
Consumer loans, net of allowance for credit losses	41,164	36,238	46,262	41,877
Consumer loans held for sale:
Residential mortgages	954	957	1,386	1,389
Auto finance	-	-	353	353
Other consumer	80	80	43	43
Financial liabilities:
Short-term financial liabilities	$18,031	$18,031	$10,750	$10,750
Deposits:
Without fixed maturities	112,570	112,570	106,804	106,804
Fixed maturities	695	698	7,198	7,226
Deposits designated under fair value option	7,386	7,386	4,232	4,232
Non-derivative trading liabilities	5,538	5,538	2,589	2,589
Derivatives	5,285	5,285	5,418	5,418
Long-term debt	11,862	12,026	13,440	13,693
Long-term debt designated under fair value option	5,368	5,368	4,568	4,568

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the prevailing economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December 31, 2010 and 2009 reflect these market conditions.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,874	$694	$-	$2,568	$-	$2,568
Collateralized debt obligations	-	-	793	793	-	793
Asset-backed securities:
Residential mortgages	-	344	-	344	-	344
Home equity	-	6	-	6	-	6
Student loans	-	5	-	5	-	5
Corporate and other domestic debt securities	-	4,257	833	5,090	-	5,090
Debt Securities issued by foreign entities:
Corporate	-	133	243	376	-	376
Government	-	430	-	430	-	430
Equity securities	-	36	17	53	-	53
Precious metals trading	-	16,725	-	16,725	-	16,725
Derivatives(2):
Interest rate contracts	214	32,393	-	32,607	-	32,607
Foreign exchange contracts	23	16,233	207	16,463	-	16,463
Equity contracts	-	997	174	1,171	-	1,171
Precious metals contracts	-	982	22	1,004	-	1,004
Credit contracts	-	10,682	2,086	12,768	-	12,768
Other	-	-	4	4	-	4
Derivatives netting	-	-	-	-	(57,126)	(57,126)

Total derivatives	237	61,287	2,493	64,017	(57,126)	6,891
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,632	14,850	-	40,482	-	40,482
Obligations of U.S. states and political subdivisions	-	579	-	579	-	579
Asset-backed securities:
Residential mortgages	-	11	-	11	-	11
Commercial mortgages	-	552	-	552	-	552
Home equity	-	352	-	352	-	352
Student loans	-	27	-	27	-	27
Other	-	104	-	104	-	104
Corporate and other domestic debt securities	-	683	-	683	-	683
Debt Securities issued by foreign entities:
Government	41	2,564	-	2,605	-	2,605
Equity securities	-	128	-	128	-	128
Loans(3)	-	1,277	11	1,288	-	1,288
Intangible(4)	-	-	394	394	-	394

Total assets	$27,784	$105,044	$4,784	$137,612	$(57,126)	$80,486

Liabilities:
Deposits in domestic offices(5)	$-	$3,774	$3,612	$7,386	$-	$7,386
Trading liabilities, excluding derivatives	173	5,365	-	5,538	-	5,538
Derivatives(2):
Interest rate contracts	90	32,701	-	32,791	-	32,791
Foreign exchange contracts	15	16,520	211	16,746	-	16,746
Equity contracts	-	833	163	996	-	996
Precious metals contracts	101	1,951	21	2,073	-	2,073
Credit contracts	-	11,639	884	12,523	-	12,523
Other	8	10	5	23	-	23
Derivatives netting	-	-	-	-	(59,867)	(59,867)

Total derivatives	214	63,654	1,284	65,152	(59,867)	5,285
Long-term debt(6)	-	5,067	301	5,368	-	5,368

Total liabilities	$387	$77,860	$5,197	$83,444	$(59,867)	$23,577

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2009
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

			(in millions)

Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$615	$50	$-	$665	$-	$665
Residential mortgage-backed securities	-	129	821	950	-	950
Collateralized debt obligations	-	-	831	831	-	831
Other asset-backed securities	-	9	25	34	-	34
Other domestic debt securities	-	792	1,202	1,994	-	1,994
Debt Securities issued by foreign entities	-	213	196	409	-	409
Equity securities	-	436	21	457	-	457
Precious metals trading	-	12,254	-	12,254	-	12,254
Derivatives(2)	285	58,225	3,074	61,584	(52,763)	8,821
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	9,291	10,639	3	19,933	-	19,933
Obligations of U.S. states and political subdivisions	-	749	-	749	-	749
Residential mortgage-backed securities	-	350	515	865	-	865
Commercial mortgage-backed securities	-	558	8	566	-	566
Other asset-backed securities	-	273	217	490	-	490
Other domestic debt securities	-	864	-	864	-	864
Debt Securities issued by foreign entities	-	3,076	-	3,076	-	3,076
Equity securities	-	1,263	-	1,263	-	1,263
Loans(3)	-	1,122	4	1,126	-	1,126
Intangible(4)	-	-	450	450	-	450

Total assets	$10,191	$91,002	$7,367	$108,560	$(52,763)	$55,797

Liabilities:
Deposits in domestic offices(5)	$-	$2,589	$1,643	$4,232	$-	$4,232
Trading liabilities, excluding derivatives	34	2,555	-	2,589	-	2,589
Derivatives(2)	213	60,638	1,781	62,632	(57,214)	5,418
Long-term debt(6)	-	4,149	419	4,568	-	4,568

Total liabilities	$247	$69,931	$3,843	$74,021	$(57,214)	$16,807

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes trading derivative assets of $6.0 billion and $8.2 billion and trading derivative liabilities of $5.0 billion and $5.3 billion as of December 31, 2010 and 2009, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 9, “Loans Held for Sale,” for further information.

(4)	Represents residential mortgage servicing rights. See Note 11, “Intangible Assets,” for further information on residential mortgage servicing rights.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

HSBC USA Inc.

Transfers between leveling categories are recognized at the end of each reporting period.

Significant transfers between Levels 1 and 2 There were no significant transfers between Levels 1 and 2 during 2010 and 2009.

Information on Level 3 assets and liabilities The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during year ended December 31, 2010 and 2009. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	Jan 1,	Revenue	Other	Comprehensive				Into	Out of	Dec. 31	Unrealized
	2010	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$831	$(11)	$-	$-	$292	$-	$(319)	$-	$-	$793	$(80)
Asset-backed securities:
Residential mortgages	817	103	-	-	55	-	(671)	21	(325)	-	-
Commercial mortgages	4	(4)	-	-	-	-	-	-	-	-	-
Home equity	25	(65)	-	-	228	-	(200)	20	(8)	-	-
Other	-	-	-	-	-	-	-	13	(13)	-	-
Corporate and other domestic debt securities	1,202	(15)	-	-	443	-	(613)	-	(184)	833	24
Corporate debt securities issued by foreign entities	196	48	-	-	-	-	(1)	-	-	243	48
Equity securities	21	(2)	-	-	-	-	(2)	-	-	17	(2)
Derivatives(2):
Foreign exchange contracts	(95)	(35)	-	-	-	(3)	130	(1)	-	(4)	(1)
Equity contracts	81	198	-	-	-	-	(192)	(71)	(4)	12	53
Credit contracts	1,311	(338)	-	-	-	-	(39)	157	111	1,202	(365)
Other	(4)	-	2	-	-	-	1	-	-	(1)	(1)
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3	-	-	1	-	-	-	2	(6)	-	-
Asset-backed securities:
Residential mortgages	515	-	-	17	-	-	(602)	85	(15)	-	-
Commercial mortgages	8	-	-	3	-	-	-	-	(11)	-	-
Home equity	175	-	-	78	-	-	(57)	-	(196)	-	-
Auto	42	-	-	-	-	-	(42)	-	-	-	-
Student loans	-	-	-	1	-	-	(1)	12	(12)	-	-
Other	-	-	-	-	-	-	(1)	87	(86)	-	-
Loans(3)	4	-	-	-	-	-	(1)	11	(3)	11	1
Other assets, excluding derivatives(4)	450	-	37	-	-	-	(93)	-	-	394	37

Total assets	$5,586	$(121)	$39	$100	$1,018	$(3)	$(2,703)	$336	$(752)	$3,500	$(286)

Liabilities:
Deposits in domestic offices	$(1,643)	$(194)	$-	$-	$-	$(2,062)	$288	$(212)	$211	(3,612)	$(125)
Long-term debt	(419)	(12)	-	-	-	(333)	144	(47)	366	(301)	(24)

Total liabilities	$(2,062)	$(206)	$-	$-	$-	$(2,395)	$432	$(259)	$577	$(3,913)	$(149)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)			Net
		Trading		Other	Purchases	Transfers		Current Periods
	Jan. 1,	(Loss)	Other	Comprehensive	Issuances and	Into or Out	Dec. 31,	Unrealized
	2009	Revenue	Revenue	Income	Settlements	of Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Trading assets, excluding derivatives
Residential mortgage-backed securities	$475	$46	$-	$-	$29	$271	$821	$38
Collateralized debt obligations	668	(281)	-	-	444	-	831	(123)
Other asset-backed securities	36	11	-	-	(31)	9	25	4
Other domestic debt securities	480	384	-	-	(7)	345	1,202	298
Debt securities issued by foreign entities	87	109	-	-	-	-	196	109
Equity securities	147	(95)	-	-	(31)	-	21	(95)
Precious metals	-	-	-	-	-	-	-	-
Derivatives, net(2)	5,283	(4,214)	(18)	-	310	(68)	1,293	(2,078)
Securities available-for-sale
U.S. Treasury, U.S. Government agencies and sponsored enterprises	-	-	-	1	-	2	3	-
Residential mortgage-backed securities	164	-	-	91	(112)	372	515	74
Commercial mortgage-backed securities	-	-	-	3	-	5	8	3
Collateralized debt obligations	-	-	-	-	-	-	-	-
Other asset-backed securities	307	-	-	76	(143)	(23)	217	38
Loans(3)	136	-	6	-	(138)	-	4	2
Other assets, excluding derivatives(4)	333	-	4	-	113	-	450	60

Total assets	$8,116	$(4,040)	$(8)	$171	$434	$913	$5,586	$(1,670)

Liabilities:
Deposits in domestic offices	$(234)	$(52)	$-	$-	$(1,342)	$(15)	$(1,643)	$(46)
Long-term debt	(57)	(68)	-	-	(311)	17	(419)	(46)

Total liabilities	$(291)	$(120)	$-	$-	$(1,653)	$2	$(2,062)	$(92)

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $2.5 billion and $3.1 billion and derivative liabilities of $1.3 billion and $1.8 billion as of December 31, 2010 and 2009, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. See Note 11, “Intangible Assets,” for additional information.

Material Additions to and Transfers Into (Out of) Level 3 Measurements During 2010, we transferred $238 million of mortgage and other asset-backed securities from Level 2 to Level 3 as the availability of observable inputs declined and the discrepancy in valuation per independent pricing services increased. In addition, we transferred $157 million of credit derivatives from Level 2 to Level 3 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps.

During 2010, we transferred $666 million of mortgage and other asset-backed securities and $184 million of corporate bonds from Level 3 to Level 2 due to the availability of observable inputs in the market including broker and independent pricing service valuations. In addition, we transferred $366 million of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded equity derivative is no longer unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

During 2009, we transferred $634 million of mortgage and other asset-backed securities and $345 million of corporate bonds from Level 2 to Level 3 as the availability of observable inputs continued to decline. In addition, we transferred $69 million of credit derivatives from Level 2 to Level 3.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets

HSBC USA Inc.

include (a) mortgage and consumer loans classified as held for sale reported at the lower of cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of December 31, 2010 and 2009. The gains (losses) in 2010 and 2009 are also included.

	Non-Recurring Fair Value Measurements				Total Gains (Losses)
	as of December 31, 2010				For Year Ended
	Level 1	Level 2	Level 3	Total	Dec. 31 2010

	(in millions)

Residential mortgage loans held for sale(1)	$-	$262	$413	$675	$(54)
Other consumer loans held for sale(1)	-	-	80	80	(1)
Impaired loans(2)	-	-	409	409	157
Real estate owned(3)	-	63	-	63	12
Commercial loans held for sale	-	31	-	31	(2)
Held-to-maturity asset-backed securities held by consolidated VIE(4)	-	179	77	256	(31)
Building held for use	-	-	13	13	(2)

Total assets at fair value on a non-recurring basis	$-	$535	$992	$1,527	$79

	Non-Recurring Fair Value Measurements				Total Gains (Losses)
	as of December 31, 2009				For Year Ended
	Level 1	Level 2	Level 3	Total	Dec. 31 2009

	(in millions)

Residential mortgage loans held for sale(1)	$-	$330	$793	$1,123	$(216)
Auto finance loans held for sale(1)	-	353	-	353	-
Repossessed vehicles	-	8	-	8	-
Other consumer loans held for sale(1)	-	-	43	43	(13)
Impaired loans(2)	96	-	961	1,057	215
Real estate owned(3)	-	60	-	60	3
Building held for use	-	-	15	15	(20)

Total assets at fair value on a non-recurring basis	$96	$751	$1,812	$2,659	$(31)

(1)	As of December 31, 2010 and 2009, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents impaired commercial loans. Certain commercial loans have undergone troubled debt restructurings and are considered impaired. As a matter of practical expedient, we measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these commercial loans are classified as a Level 3 fair value measurement within the fair value hierarchy.

(3)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

(4)	Represent held-to-maturity securities which were held at fair value at December 31, 2010. See Note 26, “Variable Interest Entities,” for additional information.

HSBC USA Inc.

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

•	Mortgage Loans Held for Sale – Certain residential mortgage loans are classified as held for sale and are recorded at the lower of cost or fair value. As of December 31, 2010, the fair value of these loans is below their amortized cost. The fair value of these mortgage loans is determined based on the valuation information observed in alternative exit markets, such as the whole loan market, adjusted for portfolio specific factors. These factors include the location of the collateral, the loan-to-value ratio, the estimated rate and timing of default, the probability of default or foreclosure and loss severity if foreclosure does occur.

•	Leveraged Loans – We record leveraged loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources is used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows, adjusted for the probability of default and estimated recoveries where applicable, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the loan specific attributes and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

•	Commercial Loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and the borrower’s credit risk, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and our own estimate of liquidity premium.

•	Commercial impaired loans – Fair value is determined based on the pricing quotes obtained from an independent third party appraisal.

•	Consumer Loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, among other things, value estimates from an HSBC affiliate which reflect over-the-counter trading activity, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables;

HSBC USA Inc.

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

Lending-related commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $47 million and $48 million at December 31, 2010 and December 31, 2009, respectively.

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

Securities – Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security classes:

•	U.S. Treasury, U.S. Government agency issued or guaranteed and Obligations of U.S. state and political subdivisions – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. Government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined primarily based on pricing information obtained from pricing services and is verified by internal review processes.

•	Asset-backed securities, including collateralized debt obligations – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral.

HSBC USA Inc.

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:

Trading asset-backed securities and related collateral:

		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

	(in millions)

AAA -A	Residential mortgages	$3	$-	$84	$-	$250	$-	$337
	Home equity	-	-	2	-	-	-	2
	Student loans	-	-	5	-	-	-	5
	Other	-	-	-	-	-	-	-

	Total AAA -A	3	-	91	-	250	-	344

BBB -B	Residential mortgages	-	-	-	-	-	-	-
	Home equity	-	-	-	-	-	-	-

	Total BBB -B	-	-	-	-	-	-	-

CCC-Unrated	Residential mortgages	-	-	4	-	3	-	7
	Home equity	-	-	4	-	-	-	4
	Other	-	-	-	-	-	-	-

	Total CCC -Unrated	-	-	8	-	3	-	11

		$3	$-	$99	$-	$253	$-	$355

Trading collateralized debt obligations and related collateral:

Rating of Securities:	Collateral Type:	Level 3

	(in millions)

AAA -A	Commercial mortgages	$-
	Corporate loans	-
	Other	-

	Total AAA -A	-

BBB -B	Commercial mortgages	182
	Corporate loans	322
	Other	157

	Total BBB -B	661

CCC -Unrated	Commercial mortgages	63
	Corporate loans	-
	Residential mortgages	6
	Other	63

	Total CCC -Unrated	132

		$793

HSBC USA Inc.

Available-for-sale securities backed by collateral:

		Commercial
		Mortgages		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

	(in millions)

AAA -A	Residential mortgages	$-	$-	$-	$-	$7	$-	$-	$-	$7
	Commercial mortgages	552	-	-	-	-	-	-	-	552
	Home equity	-	-	-	-	157	-	2	-	159
	Student loans	-	-	-	-	27	-	-	-	27
	Other	-	-	-	-	104	-	-	-	104

	Total AAA -A	552	-	-	-	295	-	2	-	849

BBB -B	Residential mortgages	-	-	-	-	-	-	-	-	-
	Home equity	-	-	-	-	105	-	-	-	105

	Total BBB -B	-	-	-	-	105	-	-	-	105

CCC -Unrated	Residential mortgages	-	-	-	-	4	-	-	-	4
	Home equity	-	-	-	-	88	-	-	-	88

	Total CCC -Unrated	-	-	-	-	92	-	-	-	92

		$552	$-	$-	$-	$492	$-	$2	$-	$1,046

•	Other domestic debt and foreign debt securities (corporate and government) – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. For mutual fund investments, we receive monthly statements from the investment manager with the estimated fair value.

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

Valuation adjustments – Where applicable, we make valuation adjustments to the measurements of financial instruments to ensure that they are recorded at fair value. Management judgment is required in determining the appropriate level of valuation adjustments. The level of valuation adjustments reflects the risks and the characteristics of a specific type of product, related contractual terms and the liquidity associated with the product and the market in which the product transacts. Valuation adjustments for complex instruments are unobservable. Such valuation adjustments, which have been consistently applied, include the following:

•	Credit risk adjustment – an adjustment to reflect the creditworthiness of the counterparty for OTC products where the market parameters may not be indicative of the creditworthiness of the counterparty. For derivative instruments, the market price implies parties to the transaction have credit ratings equivalent to AA. Therefore, we will make an appropriate credit risk adjustment to reflect the counterparty credit risk if different from an AA credit rating.

•	Market data/model uncertainty – an adjustment to reflect uncertainties in the fair value measurements determined based on unobservable market data inputs. Since one or more significant parameters may be unobservable and must be estimated, the resultant fair value estimates have inherent measurement risk. In addition, the values derived from valuation techniques are affected by the choice of valuation model. When different valuation techniques are available, the choice of valuation model can be subjective and in those cases, an additional valuation adjustment may be applied to mitigate the potential risk of measurement error. In most cases, we perform analysis on key unobservable inputs to determine the appropriate parameters to use in estimating the fair value adjustments.

•	Liquidity adjustment – a type of bid-offer adjustment to reflect the difference between the mark-to-market valuation of all open positions in the portfolio and the close out cost. The liquidity adjustment is a portfolio level adjustment and is a function of the liquidity and volatility of the underlying risk positions.

29.  Collateral, Commitments and Contingent Liabilities

Pledged Assets The following table presents pledged assets included in the consolidated balance sheet.

At December 31,	2010	2009

	(in millions)

Interest bearing deposits with banks	$1,463	$1,496
Trading assets(1)	319	708
Securities available- for-sale(2)	19,765	11,416
Securities held-to-maturity	1,004	457
Loans(3)	2,691	3,933
Other assets(4)	5,598	6,459

Total	$30,840	$24,469

HSBC USA Inc.

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

(2)	Securities available-for-sale are primarily pledged against public fund deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

(3)	Loans are primarily private label card and credit card receivables in 2010 and 2009 pledged against long-term secured borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank. At December 31, 2010, loans also include the loans of a consolidated commercial paper conduit that collateralize the conduit’s outstanding commercial paper.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $11.4 billion and $2.0 billion at December 31, 2010 and 2009, respectively.

The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $14.5 billion and $2.9 billion at December 31, 2010 and 2009, respectively. This collateral was obtained under security resale agreements. Of this collateral, $2.1 million and $598 million has been sold or repledged as collateral under repurchase agreements or to cover short sales at December 31, 2010 and 2009, respectively.

Lease Obligations We are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $144 million in 2010, $143 million in 2009 and $137 million in 2008.

We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

Future net minimum lease commitments under noncancellable operating lease arrangements were as follows:

	Minimum	Minimum
	Rental	Sublease
Year Ending December 31,	Payments	Income	Net

	(in millions)

2011	$161	$(4)	$157
2012	148	(4)	144
2013	142	(3)	139
2014	135	(3)	132
2015	119	(3)	116
Thereafter	397	(5)	392

Net minimum lease commitments	$1,102	$(22)	$1,080

Securitization Activity In addition to the repurchase risk described in Note 27, “Guarantee Arrangements,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSBC Securities (USA) Inc. (“HSI”). In this regard, we began acquiring residential mortgage loans beginning in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. Based on the specifics of these transactions, the obligation to repurchase loans in the event of a breach of loan level representations and warranties resides predominantly with the organization that originated the loan. While certain of these originators are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations, we do not believe we have significant exposure for repurchases on these loans.

We have received two subpoenas from the SEC seeking production of documents and information relating to our involvement, and the involvement of our affiliates, in specified private-label residential mortgage-backed securities (“RMBS”) transactions as a issuer, sponsor, underwriter, depositor, trustee, servicer or custodian as well as our

HSBC USA Inc.

involvement as a servicer. The first subpoena was received in December 2010 and the second was received in February 2011. In February 2011, we also received a subpoena from the U.S. Department of Justice (U.S. Attorneys Office, Southern District of New York) seeking production of documents and information relating to loss mitigation efforts with respect to HUD-insured mortgages on residential properties located in the State of New York.

Litigation and Regulatory Matters In addition to the matters described below, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These actual or threatened legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.

In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We established reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher or lower than the amounts reserved for those matters.

We believe that the eventual outcome of litigation and regulatory matters, unless otherwise noted below, would not be likely to have a material adverse effect on our consolidated financial condition. However, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

Litigation

Credit Card Litigation Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps’ v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery, motion practice and mediation. On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Bank USA, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Bank USA and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The Agreements also cover any other potential or future actions that are transferred for coordinated pre-trial proceedings with MDL 1720. We continue to defend the claims in this action vigorously and our entry into the Agreements in no way serves as an admission as to the validity of the allegations in the complaints. Similarly, the Agreements have had no impact on our ability to quantify the potential impact from this action, if any, and we are unable to do so at this time.

HSBC USA Inc.

Account Overdraft Litigation In February 2011, an action captioned Ofra Levin et al. v. HSBC Bank USA, N.A. et al.  (E.D.N.Y. 11-CV-0701) was filed in the Eastern District of New York against HSBC Bank USA, HSBC USA and HSBC North America on behalf of putative nationwide class and New York sub-class of customers who allegedly incurred overdraft fees due to the posting of debit card transactions to deposit accounts in high-to-low order. Levin asserts claims for breach of contract and the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and violation of the New York deceptive acts and practices statute. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action and will defend the claims vigorously.

Madoff Litigation In December 2008, Bernard L. Madoff (“Madoff”) was arrested for running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC (“Madoff Securities”), an SEC-registered broker-dealer and investment adviser. In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in U.S. bankruptcy court and in the English High Court. The U.S. action, captioned Picard v. HSBC et al (Bankr, S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, seeks $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other codefendants. It seeks damages against the HSBC defendants for allegedly aiding and abetting Madoff’s fraud and breach of fiduciary duty. It also seeks, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. The HSBC defendants acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients. The trustee’s U.S. bankruptcy law claims also seek recovery of fees earned by the HSBC defendants for providing custodial, administration and similar services to the funds. The trustee’s English action seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff’s fraud.

Between October 2009 and July 2010, Fairfield Sentry Limited and Fairfield Sigma Limited (“Fairfield”), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands and the U.S. against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC’s private banking business and other clients who invested in the Fairfield funds. The Fairfield actions, including an action captioned Fairfield Sentry Ltd. v. Zurich Capital Markets et al. (Bankr. S.D.N.Y. No. 10-03634), in which HSBC Bank USA is a defendant, seek restitution of amounts paid to the defendants in connection with share redemptions, on the ground that such payments were made by mistake, based on inflated values resulting from Madoff’s fraud.

These actions are at an early stage. There are many factors that may the affect the range of possible outcomes, and the resulting financial impact, of the various Madoff-related proceedings including, but not limited to, the circumstances of the fraud, the multiple jurisdictions in which proceeding have been brought and the number of different plaintiffs and defendants in such proceedings. For these reasons, among others, we are unable to reasonably estimate the aggregate liability or ranges of liability that might arise as a result of these claims but it could be significant. In any event, we consider that we have good defenses to these claims and will continue to defend them vigorously.

Governmental and Regulatory Matters

State and federal officials are investigating the procedures followed by mortgage servicing companies and banks, including HSBC Bank USA and certain of our affiliates, relating to foreclosures. We and our affiliates have responded to all related inquiries and cooperated with all applicable investigations, including a joint examination by staffs of the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board (the “Federal Reserve”) as part of their broad horizontal review of industry foreclosure practices. Following the examination, the OCC issued a supervisory letter to HSBC Bank USA noting certain deficiencies in the processing, preparation and signing of affidavits and other documents supporting foreclosures and in governance of and resources devoted to our foreclosure processes, including the evaluation and monitoring of third party law firms retained to effect our foreclosures. Certain other processes were deemed adequate. The Federal Reserve issued a similar supervisory letter to HSBC Finance and HSBC North America. We have suspended foreclosures until such time as we have

HSBC USA Inc.

substantially addressed the noted deficiencies in our processes. We are also reviewing foreclosures where judgment has not yet been entered and will correct deficient documentation and re-file affidavits where necessary.

We and our affiliates are engaged in discussions with the OCC and the Federal Reserve regarding the terms of consent cease and desist orders, which will prescribe actions to address the deficiencies noted in the joint examination. We expect the consent orders will be finalized shortly after the date this Form 10-K is filed. While the impact of the OCC consent order on HSBC Bank USA depends on the final terms, we believe it has the potential to increase our operational, reputational and legal risk profiles and expect implementation of its provisions will require significant financial and managerial resources. In addition, the consent orders will not preclude further actions against HSBC Bank USA or our affiliates by bank regulatory or other agencies, including the imposition of fines and civil money penalties. We are unable at this time, however, to determine the likelihood of any further action or the amount of penalties or fines, if any, that may be imposed by the regulators or agencies.

As previously disclosed, HSBC Bank USA entered into a consent cease and desist order with the Office of the Comptroller of the Currency and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board in the first week of October 2010. These actions require improvements for an effective compliance risk management program across our U.S. businesses, including Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance. Steps continue to be taken to address the requirements of these Orders and to ensure that compliance and effective policies and procedures are maintained.

We are the subject of ongoing investigations, including Grand Jury subpoenas and other requests for information, by U.S. Government agencies, including the U.S. Attorney’s Office, the U.S. Department of Justice and the New York County District Attorney’s Office. These investigations pertain to, among other matters, our bank note and foreign correspondent banking businesses and its compliance with BSA and AML controls, as well as our compliance with Office of Foreign Assets Control (“OFAC”) requirements, and adherence by certain customers to U.S. tax reporting requirements.

The consent cease and desist orders do not preclude additional enforcement actions against HSBC Bank USA or HSBC North America by bank regulatory or law enforcement agencies, including actions to recover civil money penalties, fines and other financial penalties relating to activities which were the subject of the cease and desist orders and these could be significant. In addition, it is likely that there could be some form of formal enforcement action in respect to some or all of the ongoing investigations. Actual or threatened enforcement actions against other financial institutions for breaches of BSA, AML and OFAC requirements have resulted in settlements involving fines and penalties, some of which have been significant depending upon the individual circumstances of each action. The ongoing investigations are at an early stage. Based on the facts currently known, we are unable at this time to determine the terms on which the ongoing investigations will be resolved or the timing of such resolution or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be material to our financial statements.

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

HSBC USA Inc.

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

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including loans held for sale, at December 31, 2010 and 2009.

At December 31,	2010	2009

	(in billions)

Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.2	$1.2
Interest-only residential mortgage loans	2.7	3.3
ARM loans(2)	7.8	7.7

(1)	Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $125 million and $232 million of sub-prime residential mortgage loans held for sale at December 31, 2010 and 2009, respectively.

(2)	ARM loan balances above exclude $99 million and $209 million of sub-prime residential mortgage loans held for sale at December 31, 2010 and 2009, respectively. In 2011 and 2012, approximately $379 million and $429 million, respectively of ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude closed end first lien loans held for sale of $1.0 billion and $1.4 billion at December 31, 2010 and 2009, respectively.

At December, 31	2010	2009

	(in millions)

Closed end:
First lien	$13,697	$13,722
Second lien	437	570
Revolving:
Second lien	3,383	3,594

Total	$17,517	$17,886

HSBC USA Inc.

Regional exposure at December 31, 2010 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
	Estate Loans	Loans	Receivables

New York State	47.4%	38.5%	10.9%
North Central United States	4.2	8.0	27.5
North Eastern United States	10.4	9.2	14.9
Southern United States	20.7	17.6	26.8
Western United States	17.3	26.7	19.5
Others	-	-	.4

Total	100.0%	100.0%	100.0%

31.  Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow.

Balance Sheet
At December 31,	2010	2009

	(in millions)

Assets:
Cash and due from banks	$-	$-
Interest bearing deposits with banks	-	64
Trading assets	794	490
Securities available-for-sale	259	358
Securities held-to-maturity (fair value $40 and $51)	39	50
Loans	43	338
Receivables from subsidiaries	9,476	7,182
Receivables from other HSBC affiliates	1,149	1,540
Investment in subsidiaries at amount of their net assets:
Banking	17,682	15,929
Other	205	224
Goodwill	589	589
Other assets	404	486

Total assets	$30,640	$27,250

Liabilities:
Interest, taxes and other liabilities	$255	$231
Payables due to subsidiaries	1,051	534
Payables due to other HSBC affiliates	265	142
Short-term borrowings	3,027	2,960
Long-term debt(1)	7,438	6,334
Long-term debt due to subsidiary and other HSBC affiliates(1)	1,871	1,872

Total liabilities	13,907	12,073
Shareholders’ equity	16,733	15,177

Total liabilities and shareholders’ equity	$30,640	$27,250

(1)	Contractual scheduled maturities for the debt over the next five years are as follows: 2011 – $5.1 billion; 2012 – $543 million; 2013 – $191 million; 2014 – $1.2 billion; 2015 – $91 million; and thereafter – $2.2 billion.

HSBC USA Inc.

Statement of Income (Loss)
Year Ended December 31,	2010	2009	2008

	(in millions)

Income:
Dividends from banking subsidiaries	$5	$7	$7
Dividends from other subsidiaries	2	2	40
Interest from subsidiaries	74	70	130
Interest from other HSBC affiliates	20	46	56
Other interest income	22	27	31
Securities transactions	1	2	-
Other income from subsidiaries	(89)	(20)	168
Other income from other HSBC Affiliates	217	173	344
Other income	(30)	(189)	(495)

Total income	222	118	281

Expenses:
Interest to subsidiaries	70	70	70
Interest to other HSBC Affiliates	19	9	2
Other Interest Expense	216	241	353
Other expenses with subsidiaries	-	9	5
Other expenses with Other HSBC Affiliates	4	4	5
Other expenses	3	4	-

Total expenses	312	337	435

Loss before taxes and equity in undistributed income of subsidiaries	(90)	(219)	(154)
Income tax benefit	47	96	87

Loss before equity in undistributed income of subsidiaries	(43)	(123)	(67)
Equity in undistributed income (loss) of subsidiaries	1,607	(19)	(1,622)

Net income (loss)	$1,564	$(142)	$(1,689)

HSBC USA Inc.

Statement of Cash Flows
Year Ended December 31,	2010	2009	2008

	(in millions)

Cash flows from operating activities:
Net income	$1,564	$(142)	$(1,689)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and deferred taxes	141	152	186
Net change in other accrued accounts	708	297	(1,470)
Net change in fair value of non-trading derivatives	(176)	130	63
Undistributed loss (gain) of subsidiaries	(1,607)	19	1,622
Other, net	(291)	359	1,210

Net cash provided by operating activities	339	815	(78)

Cash flows from investing activities:
Net change in interest bearing deposits with banks	64	1	75
Purchases of securities	-	(9,948)	(26)
Sales and maturities of securities	107	9,912	11
Net originations and maturities of loans	295	(190)	65
Net change in investments in and advances to subsidiaries	(1,833)	(1,428)	(7,138)
Other, net	105	(14)	(9)

Net cash used in investing activities	(1,262)	(1,667)	(7,022)

Cash flows from financing activities:
Net change in short-term borrowings	67	(996)	31
Issuance of long-term debt, net of issuance costs	2,357	3,457	6,051
Repayment of long-term debt	(1,417)	(3,637)	(2,473)
Dividends paid	(74)	(73)	(80)
Additions (reductions) of capital surplus	(10)	(66)	8
Preferred stock issuance, net of redemptions	-	-	-
Capital contribution from HNAI	-	2,167	3,563

Net cash provided by financing activities	923	852	7,100

Net change in cash and due from banks	-	-	-
Cash and due from banks at beginning of year	-	-	-

Cash and due from banks at end of year	$-	$-	$-

Cash paid for:
Interest	$295	$352	$410

HSBC Bank USA is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to us. See Note 25, “Retained Earnings and Regulatory Capital Requirements,” for further discussion.

HSBC USA Inc.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a quarterly summary of selected financial information.

	2010				2009

	Fourth	Third	Second	First	Fourth	Third	Second	First

	(in millions)

Net interest income	$1,094	$1,091	$1,134	$1,200	$1,250	$1,260	$1,277	$1,349
Provision for credit losses	221	245	456	211	897	1,006	1,067	1,174

Net interest income after provision for credit losses	873	846	678	989	353	254	210	175
Other revenues (losses)	525	786	713	923	450	863	550	726
Operating expenses	1,008	1,007	964	1,054	938	905	1,078	959

Income (loss) from continuing operations before income tax expense (benefit)	390	625	427	858	(135)	212	(318)	(58)
Income tax expense (benefit)	90	213	125	314	(151)	62	(59)	38

Income (loss) from continuing operations	300	412	302	544	16	150	(259)	(96)
Income (loss) from discontinued operations, net of tax	(8)	5	(1)	10	19	11	10	7

Net income (loss)	$292	$417	$301	$554	$35	$161	$(249)	$(89)

HSBC USA Inc.

PART III

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between HSBC USA and its independent accountants during 2010.

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

Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment performed, management concluded that as of December 31, 2010, HSBC USA’s internal control over financial reporting was effective.

The effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2010 has been audited by HSBC USA’s independent registered public accounting firm, KPMG LLP, as stated in their report appearing on page 128, which expressed an unqualified opinion on the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2010.

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

HSBC USA Inc.

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

Niall S. K. Booker, age 52, was appointed a director and Chairman of the Board of HSBC USA in July 2010. He is also a member of HSBC Finance Corporation’s Board since August 2007, and was previously Chief Executive Officer of HSBC Finance Corporation from February 2008 to July 2010. He has been a Director of HSBC North America Holdings Inc. since February 2008 and Chief Executive Officer of HSBC North America Holdings Inc. since August 2010. Prior to that, he was Deputy Chief Executive Officer from February 2008 to July 2010 and Chief Operating Officer from April 2007 to February 2008 of HSBC North America Holdings Inc. Mr. Booker was Deputy Chairman and Chief Executive Officer of HSBC Bank Middle East Limited from May 2006 to March 2007 and has served as a Group Managing Director of HSBC since August 2010 and a Group General Manager of HSBC since January 2004. Mr. Booker joined the HSBC Group in 1981 as an International Manager and has held several positions within the HSBC organization, acquiring extensive international experience and skills building specific businesses in various positions in the HSBC Group. In those tenures, he gained experience in building specific businesses and general management operations, including responsibility for HSBC’s business in Thailand following the 1997 Asia financial crises and in three positions in the United States.

Mr. Booker is Chair of the Executive Committee and a member of the HSBC Bank USA Compliance Committee.

As Chief Executive Officer of HSBC North America Holdings Inc., Mr. Booker’s insight and particular knowledge of HSBC North America’s operations are critical to an effective Board of Directors. The presence of the Chief Executive Officer is also critical to efficient and effective communication of the Board’s direction to management. He also has many years of experience in leadership and extensive global experience with HSBC, which is very relevant to the core businesses of HSBC USA as part of the global strategic businesses of HSBC.

William R. P. Dalton, age 67, joined the HSBC USA Board in May 2008. He was a member of HSBC Finance’s Board from April 2003 to May 2008. Mr. Dalton retired in May 2004 as an Executive Director of HSBC Holdings plc, a position he held from April 1998. He also served HSBC as Global Head of Personal Financial Services from August 2000 to May 2004. From April 1998 to January 2004 he was Chief Executive of HSBC Bank plc. Mr. Dalton held positions with various HSBC entities for 25 years. Mr. Dalton currently serves as a director of TUI Travel plc, Associated Electric and Gas Insurance Services (“AEGIS”), AEGIS Managing Agency for Lloyds of London Syndicate 1225, United States Cold Storage Inc., and Talisman Energy Inc. He is a Governor of the Center for the Study of Financial Innovation, London.

Mr. Dalton is a member of the Audit and Risk Committee.

Mr. Dalton was the Chief Executive Officer of HSBC Bank plc from 1998 until 2004. With 43 years of banking experience, he brings banking industry knowledge and insight to HSBC USA’s strategies and operations as part of HSBC’s global organization. Mr. Dalton has held several leadership roles with HSBC, including as Executive Director of HSBC from 1998 to 2004 and Global Head of Personal Financial Services from 2000 to 2004. His extensive global experience with HSBC is highly relevant as we seek to operate our core businesses in support of HSBC’s global strategy.

Anthea Disney, age 66, joined the HSBC USA Board in May 2008 and has been a member of the HSBC North America Board since 2005. She was a member of HSBC Finance’s Board from 2001 to 2005. Ms. Disney is a Partner and Co-Founder of Women’s Enterprise Initiative, Northwest Connecticut since January 2010. She was formerly Executive Vice President for Content at News Corporation from 1999 to 2009, and a member of its worldwide Executive Management Committee. She held various positions with The NewsCorporation Limited from 1989 to 2009. From 2004 to 2008 she was also Executive Chairman Gemstar-TV Guide International. She has also been a director of the Center for Communication from 2001 to 2008 and served as a director of The CIT Group from 1998 to 2001. Currently she serves on the board of Western Connecticut Healthcare.

HSBC USA Inc.

Ms. Disney is a member of the Audit and Risk, Executive and HSBC Bank USA Compliance Committees.

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

Irene M. Dorner, age 56, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards and was appointed President and Chief Executive Officer of HSBC USA and HSBC Bank USA effective in January 2010. Ms. Dorner joined HSBC in 1986 and has held numerous positions in the United Kingdom and Asia. She previously held the position of Deputy Chairman and Chief Executive Officer of HSBC Bank Malaysia Berhard, Chairman of HSBC Amanah and Chairman of HSBC Amanah Takaful from 2007 to 2009. From 2006 to 2007, she was General Manager Premier and Wealth, and from 2003 to 2006 she was General Manager, North, Scotland and Northern Ireland, of HSBC Bank plc. Ms. Dorner has been a Group General Manager since 2007. Ms. Dorner also serves on the Board of The Doe Fund and the British-American Business Council.

Ms. Dorner is a member of the Executive and HSBC Bank USA Compliance Committees.

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

Robert K. Herdman, age 62, joined HSBC USA’s Board in May 2010. He has also been a member of HSBC Finance Corporation’s Board since January 2004. Since March 2005, he has served as a member of the Board of Directors of HSBC North America Holdings Inc. and as Chair of its Audit Committee. Mr. Herdman has also served on the Board of Directors of Cummins Inc. since February 2008. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters. Mr. Herdman was the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young’s Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (“AABS”) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms’ relationships with the SEC, Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”). He served on the AICPA’s SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA’s Board of Directors from 2000 to 2001. He also served as a director Westwood One, Inc. from 2005 to 2006.

Mr. Herdman is Chair of the Audit and Risk Committee and HSBC Bank USA Compliance Committee.

Mr. Herdman’s membership on the Board is supported by his particular financial expertise, which is particularly valued as Chairman of the Audit Committee. His experience with the SEC and in the public accounting profession provided Mr. Herdman with broad insight into the business operations and financial performance of a significant number of public and private companies.

HSBC USA Inc.

Louis Hernandez, Jr., age 44, joined the HSBC USA Board in May 2008. He was a member of HSBC Finance’s Board from April 2007 to May 2008. Mr. Hernandez serves as Chief Executive Officer of Open Solutions Inc., a leading provider of software and services to financial institutions, since 1999. He also became Chairman of Open Solutions Inc. in 2000. Open Solutions converted from a publicly traded company to a privately owned entity in 2007. Mr. Hernandez serves on the board of directors of Avid Technology, Inc., a publicly traded company, as well as Unica Corporation, a publicly traded company. He served on the board of Mobius Management Systems, Inc., a publicly traded company, which was sold during 2007. Mr. Hernandez is a member of the board of trustees of the Connecticut Center for Science & Exploration, a member of the board of the Connecticut Children’s Medical Center. Additionally, Mr. Hernandez serves in an Advisory role to the SoccerPlus Education Center, a Connecticut based non-profit utilizing educational opportunities to enrich the development of youth soccer players. Mr. Hernandez began his career as a certified public accountant with Price Waterhouse.

Mr. Hernandez is Co-Chair of the Fiduciary Committee and a member of the Audit and Risk Committee.

Mr. Hernandez’s knowledge and experience as the Chief Executive Officer of Open Solutions Inc., a company which provides software and services to financial institutions, provides a particular expertise in evaluating and advising HSBC USA on technology issues with specific relevance to financial institutions. In addition, as a technology provider to financial institutions, Mr. Hernandez is exposed to the regulatory and compliance environment surrounding the banking industry on a regular basis. In his role as Chief Executive Officer, Mr. Hernandez is responsible for all aspects of the operations of a company, affording him broad experience in developing and executing strategic plans and motivating and managing high performance of his management team and the organization as a whole.

Richard A. Jalkut, age 66, joined the HSBC USA Board in 2000 and the HSBC Bank USA Board in 1992. Mr. Jalkut is the President and Chief Executive Officer of Telepacific Communications. He was a director of Birch Telecom, Inc. until June 2006. Formerly, he was the President and Chief Executive of Pathnet and, prior to that, President and Group Executive, NYNEX Telecommunications. Mr. Jalkut was also a director of IKON Office Solutions and Covad until 2008 and is currently the Chair of the Board of Hawaii Telecom. Mr. Jalkut is a Trustee of Lesley University in Cambridge, Massachusetts.

Mr. Jalkut is Co-Chair of the Fiduciary Committee and a member of the Audit and Risk, Executive and HSBC Bank USA Compliance Committees.

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

HSBC USA Inc.

Executive Officers Information regarding the executive officers of HSBC USA as of February 28, 2011 is presented in the following table.

		Year
Name	Age	Appointed	Present Position

Irene M. Dorner	56	2010	President and Chief Executive Officer
John T. McGinnis	44	2010	Executive Vice President and Chief Financial Officer
Andrew Armishaw	48	2008	Senior Executive Vice President, Chief Technology & Services Officer
Patrick A. Cozza	55	2010	Senior Executive Vice President & Regional Head of Insurance
Christopher Davies	48	2007	Senior Executive Vice President, Head of Commercial Banking
C. Mark Gunton	54	2008	Senior Executive Vice President, Chief Risk Officer
Mark A. Hershey	58	2007	Senior Executive Vice President & Chief Credit Officer
Eric L. Larson	53	2011	Senior Executive Vice President & Chief Compliance Officer
Kevin R. Martin	50	2009	Senior Executive Vice President, Personal Financial Services and Marketing
Mark Martinelli	51	2007	Senior Executive Vice President, Chief Auditor
Patrick M. Nolan	45	2010	Senior Executive Vice President, Head of Global Banking and Markets USA
Matthew Smith	51	2009	Senior Executive Vice President, Head of Strategy and Planning
Jon R. Bottorff	59	2010	Executive Vice President and Chief Financial Officer, Global Banking and Markets, USA
Suzanne Brienza	53	2008	Executive Vice President, Human Resources
Michael W. Emerson	55	2010	Executive Vice President and General Counsel
Eric K. Ferren	37	2010	Executive Vice President and Chief Accounting Officer
Marlon Young	55	2006	Managing Director, Private Banking Americas

Irene M. Dorner, Director and President and Chief Executive Officer of HSBC USA and HSBC Bank USA. See Directors for Ms. Dorner’s biography.

John T. McGinnis, Executive Vice President and Chief Financial Officer since July 2010. Prior to this appointment, he was Executive Vice President and Chief Accounting Officer of HSBC USA from August 2009 to July 2010, and Executive Vice President and Controller of HSBC North America Holdings Inc. from March 2006 to July 2010. Mr. McGinnis also served as Executive Vice President and Chief Accounting Officer of HSBC Finance from July 2008 to July 2010. Prior to joining HSBC, Mr. McGinnis was a partner at Ernst & Young LLP. Mr. McGinnis worked for Ernst & Young from August 1989 to March 2006 and practiced in the Chicago, San Francisco and Toronto offices. At Ernst & Young, he specialized in serving large financial services and banking clients. He is a C.P.A. and a member of the American Institute of Certified Public Accountants. While in Toronto, Mr. McGinnis also became a Chartered Accountant (Canada).

Andrew C. Armishaw, Senior Executive Vice President, Chief Technology and Services Officer, of HSBC USA since December 2008 and of HSBC North America Holdings Inc. since May 2008. From May 2008 to November 2008 he was Senior Executive Vice President, Chief Technology Officer of HSBC USA and was Chief Information Officer-North America of HSBC Finance and of HSBC North America from February 2008 to May 2008. From January 2004 to February 2008 he was Group Executive and Chief Information Officer of HSBC Finance and of HSBC North America. From January 2001 to December 2003 Mr. Armishaw was Head of Global Resourcing for

HSBC USA Inc.

HSBC and from 1994 to 1999 was Chief Executive Officer of First Direct (a subsidiary of HSBC) and Chief Information Officer of First Direct.

Patrick A. Cozza, Senior Executive Vice President & Regional Head of Insurance since July 2010. Since February 2008, Mr. Cozza has also been Senior Executive Vice President – Insurance of HSBC Finance Corporation. From May 2004 to February 2008 he was Group Executive of HSBC Finance Corporation. Mr. Cozza became President – Refund Lending and Insurance Services in 2002 and Managing Director and Chief Executive Officer – Refund Lending in 2000. Mr. Cozza serves as a board member and Chairman, Chief Executive Officer of Household Life Insurance Company, First Central National Life Insurance Company of New York and HSBC Insurance Company of Delaware, all subsidiaries of HSBC Finance Corporation. He serves on the board of directors of Junior Achievement in New Jersey (Chairman), Cancer Hope Network, Hudson County Chamber of Commerce, The American Council of Life Insurers and The American Bankers Insurance Association.

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

C. Mark Gunton, Senior Executive Vice President, Chief Risk Officer of HSBC USA and HSBC North America Holdings Inc. since January 2009. He is responsible for all Risk functions in North America, including Credit Risk, Operational Risk and Market Risk, as well as the enterprise-wide implementation of Basel II. Prior to January 2009, he served as Chief Risk Officer, HSBC Latin America. Mr. Gunton joined HSBC in 1977 and held numerous HSBC risk management positions including: Director of International Credit for Trinkaus and Burkhardt; General Manager of Credit and Risk for Saudi British Bank; and Chief Risk Officer, HSBC Mexico. He also managed a number of risk related projects for HSBC, including the implementation of the Group Basel II risk framework.

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

Eric L. Larson, Senior Executive Vice President & Chief Compliance Officer since January 2011. Prior to joining HSBC he was Head of Legal, Compliance & Assurance for Standard Chartered Bank from 2007 through January 2011. Previously he was Senior Counsel, Compliance Director, for Willis, N.A. from 2003 to 2006. From 2000 to 2003, he worked for Citigroup where he held positions as Chief Compliance Officer, Citigroup Emerging Markets – Consumer and Corporate Banking, General Counsel for Investments and Insurance and General Counsel for Primerica Financial Services. Prior to that he was Regional Counsel for Prudential Securities from 1994 to 1995, and a Legal Officer with Smith Barney from 1982 to 1994.

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

Mark Martinelli, Senior Executive Vice President, Chief Auditor since March 2007. He has also been the Chief Auditor of HSBC North America Holdings Inc. since November 2009. Prior to that time, Mr. Martinelli was President and Chief Executive Officer of hsbc.com from 2006 to 2007, and Chief Financial Officer of hsbc.com from 2002 to 2006. Mr. Martinelli joined HSBC USA as part of Republic National Bank of New York in 1991, and

HSBC USA Inc.

has held various senior officer positions in Audit, Planning and Finance. Prior to joining HSBC USA, he was a senior manager with the public accounting firm of KPMG LLP.

Patrick M. Nolan, Senior Executive Vice President, Head of Global Banking & Markets Americas since May 2010. Prior to that he was in the Global Banking and Markets division of HSBC Bank plc from 2004 to 2009, most recently as Global Head of Credit Lending from 2009 to May 2010, and previously as Managing Director, Head of Coverage Europe from 2008 to 2009, and Head of Corporate Banking UK from 2004 to 2008. From 2002 to 2004 he was Executive Vice President and Managing Director, Head of Corporate Finance and Advisory for HSBC Securities (Canada) Inc. He joined the HSBC Group in 1987 as an employee of Midland Bank plc.

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

Jon R. Bottorff, Executive Vice President and Chief Financial Officer, Global Banking and Markets, USA since July 2010. Previously, he was Executive Vice President, Portfolio Management for HSBC North America Holdings Inc. and HSBC Finance Corporation from 2007 to July 2010. Previously he was Managing Director, Global Head of MBS/ABS Origination for the Global Banking and Markets division from 2003 to 2007. He joined HSBC in 2002 from Dresdner Kleinwort Wasserstein, where he was responsible for the North American term ABS and ABCP conduit activities. Prior to that he was Senior Vice President – Asset Securitization with ABN AMRO Bank.

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

Michael Emerson, Executive Vice President and General Counsel since April 2010. Previously he was Managing Director and General Counsel for HSBC Securities (USA) Inc. from 2005 to April 2010. Prior to joining HSBC in 2005 he served as a lawyer with Credit Suisse First Boston from 1988 to 1990 and subsequently from 1992 to 2005, most recently as Managing Director and Deputy General Counsel. From 1990 to 1992 he was Vice President and Counsel for Bankers Trust Company. He was also an Associate with Cadwalader, Wickersham and Taft from 1986 to 1988 and with Sage, Gray, Todd and Simms from 1984 to 1986.

Eric K. Ferren, Executive Vice President and Chief Accounting Officer since July 2010. Mr. Ferren has also served as Executive Vice President and Controller of HSBC North America Holdings Inc. and as Executive Vice President and Chief Accounting Officer of HSBC Finance Corporation since July 2010. Prior to Mr. Ferren’s appointment as Chief Accounting Officer, Mr. Ferren was responsible for several accounting areas across HSBC North America Holdings, Inc. and its subsidiaries. Prior to joining HSBC, Mr. Ferren was the Controller for UBS’s North American Asset Management business from May 2005 to June 2006. Prior to that, Mr. Ferren was the Controller for Washington Mutual’s Home Loans Capital Market’s business and several finance roles within the Servicing business from January 2002 through May 2005. Prior to January 2002, Mr. Ferren was a Senior Manager at Ernst & Young LLP in Chicago where he focused on global banking, commercial banking, and securitizations. He is a Certified Public Accountant registered in the United States of America and a member of the American Institute of Certified Public Accountants.

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

HSBC USA Inc.

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

The Board of Directors has determined that it is in the best interest of HSBC USA for the roles of the Chairman and Chief Executive Officer to be separated, and these positions are held by Mr. Booker and Ms. Dorner, respectively. As a member of the Board of Directors and Chief Executive Officer of HSBC North America, and a Group Managing Director of HSBC, Mr. Booker provides not only an HSBC North America perspective and guidance to the Board of Directors, but also a global strategic perspective to HSBC USA. These perspectives promote the broader global nature of HSBC USA’s core businesses within HSBC and HSBC’s particular strategic initiatives within North America. As Chief Executive Officer, Ms. Dorner provides in-depth knowledge of the specific operational strengths and challenges of HSBC USA.

Board of Directors – Committees and Charters The Board of Directors of HSBC USA has four standing committees: the Audit and Risk Committee, the Compliance Committee, the Executive Committee and the Fiduciary Committee. The charters of the Audit and Risk Committee, the Compliance Committee and the Fiduciary Committee, as well as our Corporate Governance Standards, are available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 26565 North Riverwoods Boulevard, Mettawa, Illinois 60045 Attention: Corporate Secretary. The Executive Committee does not have a separate charter and operates pursuant to authority granted in our Bylaws.

Audit and Risk Committee The Audit and Risk Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC USA’s financial reporting processes and systems of internal controls over financial reporting;

•	compliance with legal and regulatory requirements that may have a material impact on our financial statements;

•	the qualifications, independence, performance and remuneration of the independent auditors;

•	HSBC USA’s risk appetite, tolerance and strategy;

HSBC USA Inc.

•	our systems of management, internal control and compliance to identify, measure, aggregate, control and report risk;

•	management of capital levels and regulatory ratios, related targets, limits and thresholds and the composition of our capital;

•	alignment of strategy with our risk appetite, as defined by the Board of Directors; and

•	maintenance and development of a supportive risk management culture that is appropriately embedded through procedures, training and leadership actions so that all employees are alert to the wider impact on the whole organization of their actions and decisions.

The Audit and Risk Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange): Robert K. Herdman (Chair), William R. P. Dalton, Anthea Disney, Louis Hernandez, Jr. and Richard A. Jalkut. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Herdman qualifies as an audit committee financial expert.

Compliance Committee The Compliance Committee was established in August 2010 to monitor and oversee corrective actions in HSBC Bank USA’s compliance and anti-money laundering functions. The responsibilities and authority of the committee were expanded following the issuance of the consent cease and desist order with the OCC to include oversight of management with respect to the responsibilities and deliverables of the Board of Directors as specified in the order. In November and December 2010, the Board of Directors approved revisions to the Audit and Risk Committee charter to enhance oversight of the Compliance function and, in February 2011, delegated oversight of all compliance-related matters to the Compliance Committee. Pursuant to this delegated oversight, the Compliance Committee has the additional responsibilities, powers, direction and authorities to:

•	receive regular reports from the Chief Compliance Officer that enable the Committee to assess major compliance exposures and the steps management has taken to monitor and control such exposures, including the manner in which the regulatory and legal requirements of pertinent jurisdictions are evaluated and addressed;

•	approve the appointment and replacement of the Chief Compliance Officer and other statutory compliance officers (e.g., BSA Officer, Bank Security Officer) and review and approve the annual key objectives and performance review of the Chief Compliance Officer;

•	review the budget, plan, changes in plan, activities, organization and qualifications of the Compliance Department as necessary or advisable in the Committee’s judgment;

•	review and monitor the effectiveness of the Compliance Department and the Compliance Program, including testing and monitoring functions, and obtain assurances that the Compliance Department, including testing and monitoring functions, is appropriately resourced, has appropriate standing within the organization and is free from management or other restrictions;

•	seek such assurance as it may deem appropriate that the Chief Compliance Officer participates in the risk management and oversight process at the highest level on an enterprise-wide basis; has total independence from individual business units; reports to the Compliance Committee and has internal functional reporting lines to the HSBC Head of Group Compliance; and has direct access to the Chairman of the Compliance Committee, as needed; and

•	upon request of the Board or the Audit and Risk Committee, provide the Board or the Audit and Risk Committee with negative assurance as to such regulatory and legal requirements as the Compliance Committee deems possible.

Robert K Herdman (Chair), Niall S. K. Booker, Irene M. Dorner, Anthea Disney and Richard A. Jalkut are members of the Compliance Committee.

HSBC USA Inc.

Executive Committee The Executive Committee may exercise the powers and authority of the Board of Directors in the management of HSBC USA’s business and affairs during the intervals between meetings of the Board of Directors. Richard A. Jalkut, Anthea Disney and Irene M. Dorner are members of the Executive Committee.

Fiduciary Committee The primary purpose of the Fiduciary Committee is to supervise the fiduciary activities of HSBC Bank USA to ensure the proper exercise of its fiduciary powers in accordance with 12 U.S.C. § 92a – Trust Powers of National Banks and related regulations promulgated by the Office of the Comptroller of the Currency, which define fiduciary activities to include serving traditional fiduciary duties, such as trustee, executor, administrator, registrar of stocks and bonds, guardian, receiver or assignee; providing investment advice for a fee; and processing investment discretion on behalf of another.

The duties and responsibilities of the Fiduciary Committee include ongoing evaluation and oversight of:

•	the proper exercise of fiduciary powers;

•	the adequacy of management, staffing, systems and facilities;

•	the adequacy of ethical standards, strategic plans, policies, and control procedures;

•	investment performance;

•	the adequacy of risk management and compliance programs as they relate to fiduciary activities; and

•	regulatory examination and internal and external audit reports of fiduciary activities.

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

HSBC USA Inc.

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

Board of Directors – Risk Oversight by Board HSBC USA has a comprehensive risk management framework designed to ensure all risks, including credit, liquidity, interest rate, market, operational, reputational and strategic risk, are appropriately identified, measured, monitored, controlled and reported. The risk management function oversees, directs and integrates the various risk-related functions, processes, policies, initiatives and information systems into a coherent and consistent risk management framework. Our risk management policies are primarily implemented in accordance with the practices and limits by the HSBC Group Management Board. Oversight of all risks specific to HSBC USA commences with the Board of Directors, which has delegated principal responsibility for a number of these matters to the Audit and Risk Committee and the Compliance Committee.

Audit and Risk Committee As set forth in our Audit and Risk Committee charter, the Audit and Risk Committee has the responsibility, power, direction and authority to:

•	receive regular reports from the Chief Risk Officer that enable the Audit and Risk Committee to assess the risks involved in the business and how risks are monitored and controlled by management;

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our risk management framework and related reporting;

•	advise the Board of Directors on all high-level risks;

•	approve with HSBC the appointment and replacement of the Chief Risk Officer (who also serves as the North America Regional Chief Risk Officer for HSBC);

•	review and approval the annual key objectives and performance review of the Chief Risk Officer;

•	seek appropriate assurance as to the Chief Risk Officer’s authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk management framework in relation to our core strategic objectives;

•	consider the risks associated with proposed strategic acquisitions or dispositions;

•	meet periodically with representatives of HSBC USA’s Asset Liability Management Committee (“ALCO”) to discuss major financial risk exposures and the steps management has taken to monitor and control such exposures;

HSBC USA Inc.

•	review with senior management the process for identifying material tax issues, uncertain tax positions and the adequacy of related reserves; and

•	review with senior management guidelines and policies to govern the process for assessing and managing various risk topics, including regulatory compliance risk, litigation risk and reputation risk.

At each quarterly Audit and Risk Committee meeting, the Chief Risk Officer makes a presentation to the committee describing key risks for HSBC USA, including operational and internal controls, market, credit, information security, capital management, liquidity and litigation. In addition the head of each Risk functional area is available to provide the Audit and Risk Committee a review of particular potential risks to HSBC USA and management’s plan for mitigating these risks.

HSBC USA maintains a Risk Management Committee that provides strategic and tactical direction to risk management functions throughout HSBC USA, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud, reputational and compliance risks. The Risk Management Committee is comprised of the function heads of each of these areas, as well as other control functions within the organization. Irene Dorner, the Chief Executive Officer and a Director, is the Chair of this committee. On an annual basis, the Board reviews the Risk Management Committee’s charter and framework. ALCO, the Operational Risk & Internal Control Committee (the “ORIC Committee”), the Fiduciary Risk Management Committee and the HSBC USA Disclosure Committee report to the Risk Management Committee and, together, define the risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.

ALCO provides oversight and strategic guidance concerning the composition of the balance sheet and pricing as it affects net interest income. It establishes limits of acceptable risk and oversees maintenance and improvement of the management tools and framework used to identify, report, assess and mitigate market, interest rate and liquidity risks.

The ORIC Committee is responsible for oversight of the identification, assessment, monitoring, appetite for, and proactive management and control of, operational risk for HSBC USA, which is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The ORIC Committee is designed to ensure that senior management fully considers and effectively manages our operational risk in a cost-effective manner so as to reduce the level of operational risk losses and to protect the organization from foreseeable future operational losses.

The Fiduciary Risk Management Committee is responsible for oversight of all fiduciary activities within HSBC USA.

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

Compliance Committee The responsibilities, powers, direction and authorities of the Compliance Committee are set forth above under “Board of Directors – Committees and Charters – Compliance Committee.” In support of these responsibilities, HSBC Bank USA maintains an Executive Compliance Steering Committee, which is a management committee established to provide overall strategic direction and oversight to HSBC Bank USA’s response to the consent cease and desist order issued by the OCC and significant HSBC Bank USA compliance issues. Irene Dorner, the Chief Executive Officer and a Director, is the Chair of this committee, the membership of which also includes the heads of our business segments, our Chief Compliance Officer and senior management of our Compliance, Legal and other control functions. The Executive Compliance Steering Committee reports to both the Compliance Committee of the Board of Directors and the HSBC North America Holdings Inc. Executive Compliance Steering Committee, which serves a similar role for HSBC North America with respect to both the consent cease and desist orders issued by the Federal Reserve and the OCC. The Executive Compliance Steering

HSBC USA Inc.

Committee is supported by the HSBC North America Project Management Office, which is a management committee established as the HSBC North America Regional Compliance Officer’s forum for developing and overseeing the response to the consent cease and desist orders. This committee defines deliverables, provides ongoing direction to project teams, approves all regulatory submissions and prepares materials for presentation to the Board of Directors. The Project Steering Committee also provides oversight to individual project managers, compliance and BSA/AML subject matter experts, and external consultants to ensure Federal Reserve and OCC deliverables are met.

For further discussion of risk management generally, see the “Risk Management” section of the MD&A.

Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Exchange Act requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the issues of HSBC USA preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2010 fiscal year.

Code of Ethics HSBC USA has adopted a Code of Ethics that is applicable to its chief executive officer, chief financial officer, chief accounting officer and controller, which Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. HSBC USA also has a general code of ethics applicable to all employees, which is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis (the “2010 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HSBC USA’s executive officers in 2010. Specific compensation information relating to HSBC USA’s Chief Executive Officer (the “HSBC USA CEO”), Chief Financial Officer, former Chief Financial Officer, and the next three most highly compensated executives is contained in this portion of the Form 10-K (these officers are referred to collectively as the “Named Executive Officers”).

Oversight of Compensation Decisions The Board of Directors of HSBC USA did not play a role in establishing remuneration policy or determining executive officer compensation for 2010 or any of the comparative periods discussed in this 2010 CD&A.

Role of HSBC’s Remuneration Committee and HSBC CEO The Board of Directors of HSBC Holdings plc (“HSBC”) has the authority to delegate any of its powers, authorities and judgments to any committee consisting of one or more directors and has established a Remuneration Committee (“REMCO”) which meets regularly to consider Human Resources issues, particularly terms and conditions of employment, remuneration and retirement benefits. Within the authority delegated by the HSBC Board, REMCO is responsible for approving the remuneration policy of HSBC, including the terms of bonus plans, share plans and other long-term incentive plans and for agreeing to the individual remuneration packages for the most senior HSBC executives, generally those having an impact on HSBC’s risk profile (“senior executives”).

As an indirect wholly owned subsidiary of HSBC, HSBC USA is subject to the remuneration policy established by HSBC, and the Chief Executive Officer of HSBC USA is one of the senior executives whose compensation is reviewed and endorsed by REMCO. Unless an executive is a “senior executive” as described above, REMCO delegates its authority for endorsement of base salaries and annual cash incentive awards to Stuart T. Gulliver, the

HSBC USA Inc.

HSBC Group Chief Executive (“Mr. Gulliver”). Pursuant to a further delegation of authority from Mr. Gulliver, Samir Assaf (“Mr. Assaf”), the Chief Executive for Global Banking and Markets, has approval authority over executives within the Global Banking and Markets businesses and Patrick Nolan (“Mr. Nolan”) has approval authority over executives within the Global Banking and Markets Americas business. As the Chief Executive Officer of HSBC North America, Niall Booker (“Mr. Booker”) has oversight and recommendation responsibility for HSBC North America and its subsidiaries, including HSBC USA, but he shares oversight and recommendation responsibility with Mr. Nolan for the Global Banking and Markets businesses of HSBC USA in North America. As of January 1, 2010, Ms. Irene M. Dorner (“Ms. Dorner”) is the Chief Executive Officer of HSBC USA.

The members of REMCO are J L Thornton (Chairman), J D Coombe, W S H Laidlaw and G Morgan. All REMCO members are non-executive directors of HSBC. REMCO received independent advice on executive compensation issues from Deloitte LLP and compensation data from Towers Watson during the year.

Role of HSBC USA’s Senior Management In February 2010, Michael F. Geoghegan (“Mr. Geoghegan”), the former HSBC Group Chief Executive, reviewed the recommendation for 2009 total compensation for Ms. Dorner in her former role as Deputy Chairman and CEO of HSBC Bank Malaysia Berhad. The recommendation was submitted to and endorsed by REMCO. Mr. Geoghegan also reviewed the 2009 total compensation recommendation provided by Mr. Paul J. Lawrence, the former Chief Executive Officer of HSBC USA, with respect to Mr. Davies, whose recommendation was developed in conjunction with HSBC’s Executive Director and Chairman for Group Personal Financial Services and Commercial Banking and HSBC’s Group Managing Director of Human Resources. In addition, Brendan McDonagh (“Mr. McDonagh”), the former Chief Executive Officer of HSBC North America, reviewed the 2009 total compensation recommendation with respect to Mr. Gunton with HSBC’s Group Managing Director of Human Resources. Furthermore, Mr. McDonagh reviewed the 2009 total compensation for Messrs. Mattia and Young, whose recommendations were developed in consultation with HSBC’s Chief Executive for Global Banking and Markets.

In February 2011, Mr. Gulliver reviewed the recommendation for total 2010 compensation for Ms. Dorner as provided by Mr. Booker in consultation with HSBC’s Group Managing Director of Human Resources. Further, Mr. Gulliver also reviewed the 2010 total compensation recommendation provided by Ms. Dorner with respect to Mr. Davies, whose recommendation was developed in conjunction with HSBC’s Executive Director and Chairman for Group Personal Financial Services and Commercial Banking and HSBC’s Group Managing Director of Human Resources. All recommendations reviewed by Mr. Gulliver were then submitted to REMCO for endorsement. Mr. Booker reviewed the 2010 total compensation recommendations, in consultation with Ms. Dorner, with respect to Messrs. McGinnis, Gunton and Young.

The total compensation review included year-over-year comparison for individual executives, together with comparative competitor information. For the Named Executive Officers, excluding Mr. McGinnis, comparative competitor information was provided by Towers Watson based on a “Comparator Group” which is comprised of both U.S.-based organizations and our global peers with comparable business operations located within U.S. borders. Most of these organizations are publicly held companies that compete with us for business, customers and executive talent. The Comparator Group is reviewed annually with the assistance of Towers Watson. Accordingly, our compensation program is designed to provide the flexibility to offer compensation that is

HSBC USA Inc.

competitive with the Comparator Group so that we may attract and retain the highest performing executives. The Comparator Group for 2010 consisted of:

Global Peers	U.S.-Based Organizations

Bank of America	American Express
Barclays	Capital One Financial
BNP Paribas	Fifth Third Bancorp
Citigroup	PNC Bank
Deutsche Bank	Regions Bank
JPMorgan Chase	Suntrust
Santander	US Bancorp
Standard Chartered	Wells Fargo
UBS

The total compensation review for Mr. McGinnis included comparative competitor information based on broader financial services industry data and general industry data. This data was compiled from compensation surveys prepared by third-party consulting firms Hewitt, McLagan, Mercer and Towers Watson.

Comparative competitor information was provided to Messrs. Gulliver and Booker to evaluate the competitiveness of proposed executive compensation. As the determination of the variable pay awards relative to 2010 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2010, the final determination on total 2010 compensation was not made until February 2011. Common objectives for the Named Executive Officers included: improvement in cost efficiency; enhancement in customer service; decrease in operational losses; and increase in employee engagement. Each Named Executive Officer also had other individual financial, process, customer focus and employee related objectives specific to his or her role. To make that evaluation, Messrs. Gulliver and Booker received reports from management concerning satisfaction of 2010 corporate, business unit and individual objectives, as more fully described below. REMCO, Mr. Gulliver or Mr. Booker, as appropriate, approved or revised the original recommendations.

Compensation and Performance Management Governance Sub-Committee In 2010, HSBC North America established the Compensation and Performance Management Governance Sub-Committee (“CPMG Sub-Committee”) under the existing HSBC North America Human Resources Steering Committee. The CPMG Sub-Committee was created to provide a more systematic approach to incentive compensation governance and ensure the involvement of the appropriate levels of leadership, while providing a comprehensive view of compensation practices and associated risks. The CPMG Sub-Committee is comprised of senior executive representatives from HSBC North America’s control functions, consisting of Risk, Compliance, Legal, Finance, Audit, and Human Resources. The CPMG Sub-Committee has responsibility for oversight of compensation for covered populations (those employees identified as being capable of exposing HSBC USA to excessive risk taking); compensation related regulatory and audit findings and recommendations related to such findings; incentive plan review; review of guaranteed bonuses, sign-on bonuses and equity grants, including any exceptions to established policies; and recommendations to REMCO of clawback of previous grants of incentive compensation based on actual results and risk outcomes. Additionally, compensation processes for employees are evaluated by the CPMG Sub-Committee to ensure adequate controls are in place, while reinforcing the performance expectations for employees. The CPMG Sub-Committee makes recommendations to REMCO based on reviews of the total compensation for employees. The CPMG Sub-Committee held two formal meetings and one informal meeting in 2010, as well as one formal meeting in February 2011.

Role of Compensation Consultants In 2010, REMCO retained Towers Watson to perform executive compensation services with regard to the highest level executives in HSBC, including the Named Executive Officers with the exception of Mr McGinnis. Specifically, Towers Watson was requested to provide REMCO with market trend information for use during the annual pay review process and advise REMCO as to the competitive position of HSBC’s total direct compensation levels in relation to its peers. The aggregate fee paid to Towers Watson for

HSBC USA Inc.

services provided was $475,000. While the fee for services provided was paid by HSBC, the amount that may be apportioned to HSBC USA is approximately $23,300.

Separately, the management of HSBC North America retained Towers Watson to perform non-executive compensation consulting services. The aggregate fee paid to Towers Watson by HSBC North America for these other services was $642,284.

Objectives of HSBC USA’s Compensation Program HSBC USA’s compensation program is based upon the specific direction of HSBC management and REMCO in support of the implementation of an HSBC uniform compensation philosophy, by employing common standards and practices throughout HSBC’s global operation. A global reward strategy for HSBC was approved by REMCO in November 2007. This strategy provides a framework for REMCO in carrying out its responsibilities and includes the following elements as applied to HSBC USA:

•	A focus on total compensation (base salary, variable cash and long-term equity incentives) with the level of variable pay (namely, variable cash and the value of long-term equity incentives) differentiated by performance;

•	An assessment of reward with reference to clear and relevant objectives set within a balanced scorecard framework. This framework facilitates a rounded approach to objective setting. Under this framework, objectives are established under four categories — financial, process (including risk mitigation), customer and people. The individual financial objectives are established considering prior year’s business performance, expectations for the upcoming year for business and individual goals, HSBC USA’s annual business plan, HSBC’s business strategies, and objectives related to building value for HSBC shareholders. Process objectives include consideration of risk mitigation and achievement of sustainable cost reductions. Customer objectives include standards for superior service and responsiveness and enhancement of HSBC’s brand. People objectives include employee engagement measures, development of skills and knowledge of our teams to sustain HSBC over the short and medium term and retention of key talent. Certain objectives have quantitative standards that may include meeting designated financial performance targets for the company or the executive’s respective business unit and increasing employee engagement metrics. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. For 2010, HSBC USA’s qualitative objectives included implementation of systematic processes to support key financial reporting and risk management controls, and improvements to customer experience. Each Named Executive Officer was evaluated against his or her respective individual objectives in each of these areas. Quantitative and qualitative objectives only provide some guidance with respect to 2010 compensation. Furthermore, in keeping with HSBC’s compensation strategy, discretion played a considerable role in establishing the variable pay awards for HSBC USA’s senior executives;

•	The use of considered discretion to assess the extent to which performance has been achieved, rather than applying a formulaic approach which, by its nature, may encourage inappropriate risk taking and cannot consider results not necessarily attributable to the executive and is inherently incapable of considering all factors affecting results. In addition, environmental factors and strategic organizational goals that would otherwise not be considered by applying absolute financial metrics may be taken into consideration. While there are specific quantitative goals as outlined above, achievement of one or all of the objectives are just considerations in the final reward decision;

•	Delivery of a significant proportion of variable pay in deferred HSBC shares to align recipient interests to the future performance of HSBC and to retain key talent; and

•	A total compensation package (base salary, variable cash, long-term equity incentives and other benefits) that is competitive in relation to comparable organizations in each of the markets in which HSBC operates.

REMCO also takes into account environmental, social and governance aspects when determining executive officers’ remuneration and oversees senior management incentive structures to ensure that such structures take into account possible inadvertent consequences from these aspects.

HSBC USA Inc.

Internal Equity HSBC USA’s executive officer compensation is analyzed internally at the direction of HSBC’s Group Managing Director of Human Resources with a view to align treatment globally and across business lines and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead, and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against their respective comparator group.

Link to Company Performance HSBC’s compensation plans are designed to motivate its executives to improve the overall performance and profitability of HSBC as well as the specific region, unit or function to which they are assigned. Each executive’s individual performance and contribution is considered in determining the amount of discretionary variable pay to be paid in cash and in long-term equity incentive awards each year.

HSBC seeks to offer competitive base salaries with a significant portion of variable compensation components determined by measuring overall performance of the executive, his or her respective business unit, legal entity and HSBC overall. The discretionary variable pay awards are based on individual and business performance, as more fully described under Elements of Compensation — Annual Discretionary Variable Cash Awards and Elements of Compensation — Long-term Equity Incentive Awards, emphasizing efficiency, profits and key financial and non-financial performance measures.

Competitive Compensation Levels and Benchmarking HSBC USA endeavors to maintain a compensation program that is competitive but utilizes the complete range of total compensation received by similarly-situated executives in our Comparator Group. Executives may be rewarded with higher levels of compensation for differentiated performance.

When making compensation decisions, HSBC looks at the compensation paid to similarly-situated executives in our Comparator Group, a practice referred to as “benchmarking.” Benchmarking provides a point of reference for measurement, but does not replace analyses of internal pay equity and individual performance of the executive officers that HSBC also considers when making compensation decisions.

The comparative compensation information is just one of several data points used in making compensation decisions. Mr. Booker, Ms. Dorner and Mr. Nolan also exercise judgment and discretion in recommending executive compensation packages. We have a strong orientation to use variable pay to pay for performance. Consequently, variable pay makes up a significant proportion of total compensation, while maintaining an appropriate balance between fixed and variable elements. Actual compensation paid will increase or decrease based on the executive’s individual performance and business results.

Elements of Compensation The primary elements of executive compensation, which are described in further detail below, are base salary (“fixed pay”) and annual discretionary variable pay awards (“variable pay”) paid in cash and in share deferrals that vest based upon continued employment.

In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements of such qualified and non-qualified plans. Although perquisites are provided to certain executives, they typically are not a significant component of compensation.

Base Salary Base salary helps HSBC attract and retain executive talent. It provides a degree of financial certainty and is less subject to risk than most other pay elements. In establishing individual executive salary levels, consideration is given to market pay, as well as the specific responsibilities and experience of the Named Executive Officer. Base salary is reviewed annually and may be adjusted based on performance and changes in the competitive market. When establishing base salaries for executives, consideration is given to compensation paid for similar positions at companies included in the Comparator Group, targeting the 50th percentile. Other factors such as potential for future advancement, specific job responsibilities, length of time in current position, individual pay history, and comparison to comparable internal positions (internal equity) influences the final base salary recommendations for individual executives. Salary increases proposed by senior management are prioritized towards high performing employees and those who have demonstrated rapid development. Additionally,

HSBC USA Inc.

consideration is given to maintaining an appropriate ratio between fixed pay and variable pay as components of total compensation.

Annual Discretionary Variable Cash Awards Annual discretionary variable cash awards vary from year to year and are offered as part of the total compensation package to Named Executive Officers to motivate and reward strong performance. In limited circumstances, annual discretionary variable cash awards may be granted in the form of deferred cash, which the employee will become fully entitled to over a three year vesting period. Superior performance is encouraged by placing a part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, cash awards may be reduced or not paid at all.

Long-term Equity Incentive Awards Long-term awards are made in the form of equity-based compensation, including stock options, restricted shares, and restricted share units. The purpose of equity-based compensation is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC USA’s business over a period of time by aligning the financial interests of these employees with those of HSBC’s shareholders. Historically, prior to 2005, equity awards were primarily made in the form of stock options within the retail businesses and both options and restricted share grants in the wholesale businesses. The stock options have a “total shareholder return” performance vesting condition and only vested, subject to continued employment, if and when the condition was satisfied. No stock options have been granted to executive officers after 2004.

In 2005, HSBC shifted its equity-based compensation awards to restricted shares (“Restricted Shares”) with a time vesting condition, in lieu of stock options. Dividend equivalents are paid or accrue on all underlying share or share unit awards at the same rate paid to ordinary shareholders. Starting in 2009, units of Restricted Shares (“Restricted Share Units”) have been awarded as the long-term incentive or deferred compensation component of variable discretionary pay. The Restricted Shares and Restricted Share Units granted by HSBC also carry rights over dividend equivalents.

Restricted Share awards comprise a number of shares to which the employee will become fully entitled, generally over a three year vesting period, subject to the individual remaining in employment. The amount granted is based on general guidelines reviewed each year by Mr. Gulliver and endorsed by REMCO and in consideration of the individual executive’s total compensation package, individual performance, goal achievement and potential for growth.

Reduction or Cancellation of Restricted Share Units and Deferred Cash Awards, including “Clawbacks” Restricted Share Units granted after January 1, 2010 and deferred cash granted after January 1, 2011 may be amended, reduced or cancelled by REMCO at any time at its sole discretion, before an award has vested. Amendments may include amending any performance conditions associated with the award or imposing additional conditions on the award. Further, the number of Restricted Share Units or the amount of deferred cash awarded may be reduced or the entire award of shares or cash may be cancelled outright.

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

Additionally, all employees with unvested share awards or awards subject to a retention period will be required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.

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

HSBC USA Inc.

Ms. Dorner and Messrs. Gunton and Davies participated in general benefits available to executives of HSBC USA and certain additional benefits and perquisites available to executives on international assignments. Compensation packages for international assignees are modeled to be competitive globally and within the country of assignment, and attractive to the executive in relation to the significant commitment that must be made in connection with a global posting. The additional benefits and perquisites that were significant when compared to other compensation received by other executive officers of HSBC USA can consist of housing expenses, children’s education costs, car allowance, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-situated international assignees who are subject to appointment to HSBC locations globally as deemed appropriate by HSBC senior management. The additional perquisites and benefits are further described in the Summary Compensation Table.

Retirement Benefits HSBC North America offers a defined benefit retirement plan in which HSBC USA executives may participate that provides a benefit equal to that provided to all eligible employees of HSBC USA with similar dates of hire. At present, both qualified and non-qualified defined benefit plans are maintained so that the level of pension benefit may be continued without regard to certain Internal Revenue Service limits. We also maintain a qualified defined contribution plan with a 401(K) feature and company matching contributions. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. HSBC USA does not pay any above-market or preferential interest in connection with deferred amounts. As international assignees, Ms. Dorner and Messrs. Gunton and Davies are accruing pension benefits under foreign-based defined benefit plans. Additional information concerning these plans is contained below in this 2010 CD&A in the table entitled “Pension Benefits.”

Mix of Elements of Compensation HSBC and its subsidiary HSBC USA aim to have a compensation policy that adheres to the governance initiatives of all relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation. As such, multiple efforts were made in 2010 to ensure that the total compensation of the Named Executive Officers reflected an appropriate ratio between fixed pay and variable pay as elements of total compensation.

Salary increases proposed by senior management are generally prioritized towards high performing employees and those who have demonstrated rapid development. In 2010, salaries were reviewed and management determined that, in most instances, the market did not warrant adjustments to the salaries of the Named Executive Officers, except in the case of Mr. McGinnis. Mr. McGinnis received a base salary increase from $400,000 to $440,000 effective July 12, 2010, upon his appointment as Chief Financial Officer.

During 2010, HSBC completed a rebalancing of total compensation, which shifted a portion of total compensation from variable pay to fixed pay for certain executives. The rebalancing decreases the degree of leverage inherent to the delivery of total compensation. Rebalance adjustments were effective June 28, 2010, and pro-rated portions of the rebalance adjustments are reflected in the Base Salary column in the Summary Compensation Table. As a result of the rebalancing, Ms. Dorner received an increase in her annual base salary from $450,000 to $700,000, Mr. Young received an increase in his annual base salary from $375,000 to $500,000, and Mr. Davies received an increase in his annual base salary from $325,000 to $390,000. Mr. Mattia also received a rebalance adjustment, and a portion of his rebalance adjustment, pro-rated for his time as an executive officer of HSBC USA, is reflected in the Base Salary column in the Summary Compensation Table.

Further, variable pay awarded to most employees in respect of 2010 performance is subject to deferral requirements under the 2010 HSBC Minimum Deferral Policy, which requires 10% to 50% of variable pay be awarded in the form of Restricted Share Units for HSBC USA that are subject to a three year vesting period. The deferral percentage increases in a graduated manner in relation to the total variable pay awarded. Generally, amounts paid in respect of the rebalancing activity to employees during 2010 are regarded as fixed pay (i.e., base salary) and are not taken into account for the purposes of applying the deferral rates for the 2010 performance year.

Some executives, however, are subject to a different set of deferral requirements because they are designated as Code Staff (“Code Staff”), as defined by the United Kingdom’s Financial Services Authority (“FSA”)

HSBC USA Inc.

Remuneration Code (“the Code”). HSBC USA, as a subsidiary of HSBC, must have remuneration practices for executive officers comply with the Code, which requires firms to identify Code Staff employees. Code Staff are defined as all employees that have a material impact on the firm’s risk profile, including individuals who perform significant influence functions for a firm, executives, senior managers, and risk takers, as defined by the Code.

Variable pay awarded to Code Staff in respect of 2010 performance is subject to different deferral rates under the 2010 HSBC Minimum Deferral Policy than other employees. Variable pay awards in excess of $750,000 are subject to a 60% deferral rate. For HSBC USA, the deferrals are split equally between deferred cash and Restricted Share Units. Thirty-three percent (33%) of the deferred cash and Restricted Shares Units vest on the first anniversary of the grant date, thirty-three percent (33%) on the second anniversary, and the thirty-four percent (34%) on the third anniversary of the grant date. Restricted Share Units are subject to an additional six-month retention period upon becoming vested, with provision made for the release of shares as required to meet associated income tax obligations. The deferred cash is credited with a notional return, basis and rate as approved by REMCO. For HSBC USA, amounts not deferred are also split equally between non-deferred cash and shares. Non-deferred share awards granted are immediately vested, yet subject to a six-month retention period with a provision made for the release of shares as required to meet associated income tax obligations. Amounts paid in respect of the rebalancing exercise to Code Staff employees during 2010 are regarded as variable pay and are included in the application of the deferral rates appropriate for Code Staff for the 2010 performance year.

During 2010, Ms. Dorner was identified as Code Staff and had her total compensation rebalanced. As a result of the rebalancing, Ms. Dorner received an incremental amount of $104,167 in December 2010 to account for her rebalancing adjustment for the prior five months. Ms. Dorner also earned a variable pay award of $1,530,000 for performance in 2010 and was awarded with an additional $95,000 CEO Award for performance demonstrated during the year. The 60% deferral rate was applied to the sum of Ms. Dorner’s variable pay award, the CEO Award and the incremental amount paid during 2010 in relation to the rebalancing. Therefore, $518,750 was granted in the form of deferred cash, and $518,750 was deferred in the form of Restricted Share Units. The remaining 40% of Ms. Dorner’s variable pay was delivered in equal parts non-deferred cash ($345,833) and immediately-vested shares ($345,833). Of the $345,833 in non-deferred cash to be paid currently, $104,167 was delivered during the rebalancing in 2010 and the $241,667 remaining cash payment will be made on March 25, 2011.

During 2010, Mr. Young was also identified as Code Staff and had his total compensation rebalanced. As a result of the rebalancing, Mr. Young’ received an incremental amount of $52,083 in December 2010 to account for his rebalancing adjustment for the prior five months. Mr. Young also earned a variable pay award of $1,187,500 for performance in 2010. The 60% deferral rate was applied to the sum of Mr. Young’s variable pay award and the incremental amount paid during 2010 in relation to the rebalancing. Therefore, $371,875 was granted in the form of deferred cash, and $371,875 was deferred in the form of Restricted Share Units. The remaining 40% of Mr. Young’s variable pay was delivered in equal parts non-deferred cash ($247,917) and immediately-vested shares ($247,917). Of the $247,917 in non-deferred cash to be paid currently, $52,083 was delivered during the rebalancing in 2010 and the $195,833 remaining cash payment will be made on March 25, 2011.

Messrs. McGinnis, Gunton, and Davies are not recognized as Code Staff employees and are not subject to the deferral rates applicable only to Code Staff. Under the 2010 HSBC Minimum Deferral Policy applicable to those not recognized as Code Staff, Messrs. McGinnis, Gunton, and Davies each will receive 35%, 35% and 40%, respectively, in Restricted Share Units as a percent of their total variable pay award for performance in 2010. Because he is not recognized as Code Staff, the amount paid to Mr. Davies in respect of the rebalancing exercise is not regarded as variable pay and is not included in the application of the deferral rates for the 2010 performance year.

Non-deferred share awards granted are immediately vested, although subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax obligations. Non-deferred cash awarded for 2010 performance will be paid on March 25, 2011. Deferred cash and deferred Restricted Share Units will be granted on March 15, 2011.

HSBC USA Inc.

For most HSBC USA executives, including executives in our Global Banking & Markets segment, variable pay recommendations for 2010 performance were higher than in 2009. Increases in variable pay recommendations were driven by HSBC USA’s financial performance in 2010, which exceeded planned expectations. HSBC USA’s results were complimented by strong performance in the Commercial Banking, Personal Financial Services and Private Bank businesses. We believe the strength of our strategic objectives and the direction of our executive officers are united to support HSBC’s interests and that of HSBC’s shareholders. Recommended variable pay awards for HSBC USA were approved to be awarded to Ms. Dorner and each of the other Named Executive Officers, except for Mr. Mattia since he was not an executive officer of HSBC USA at the end of December 31, 2010.

Employment Contracts and Severance Protection There are no employment agreements between HSBC USA and its executive officers.

The HSBC-North America (U.S.) Severance Pay Plan and the HSBC-North America (U.S.) Supplemental Severance Pay Plan provide any eligible employees with severance pay for a specified period of time in the event that his or her employment is involuntarily terminated for certain reasons, including displacement or lack of work or rearrangement of work. Regular U.S. full-time or part-time employees who are scheduled to work 20 or more hours per week are eligible. Employees are required to sign an employment release as a condition for receiving severance benefits. Benefit amounts vary according to position. However, the benefit is limited for all employees to a 52-week maximum.

Repricing of Stock Options and Timing of Option Grants For HSBC equity option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.

HSBC also offers all employees a stock purchase plan in which options to acquire HSBC ordinary shares are awarded when an employee commits to contribute up to 250 GBP (or approximately $400) each month for one, three or five years under its Sharesave Plan. At the end of the term, the accumulated amount, plus interest, if any, may be used to purchase shares under the option, if the employee chooses to do so. The exercise price for each such option is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term).

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

Accounting Considerations We account for all of our stock-based compensation awards including share options, Restricted Share and Restricted Share Unit awards and the employee stock purchase plan, using the fair value method of accounting under Financial Accounting Standards Board’s Accounting Standards Codification 718 (“FASB ASC 718”).

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

HSBC USA Inc.

Compensation of Officers Reported in the Summary Compensation Table In determining compensation for each of our executives, senior management, Mr. Gulliver, HSBC Group Chief Executive, and Mr. Booker, Chief Executive Officer of HSBC North America, carefully considered the individual contributions of each executive to promote HSBC’s interests and those of its shareholders. The relevant comparisons considered for each executive were year-over-year company performance relative to year-over-year total compensation, individual performance against balanced score card objectives, and current trends in the market place. Another consideration was the current positioning of the executive and the role he or she would be expected to fulfill in the current challenging business environment. We believe incentives and rewards play a critical role, and that outstanding leadership as evidenced by positive results must be recognized. Consequently, variable pay recommendations were submitted for our executives to reward strong performance by HSBC USA relative to plan and in effectively managing risk in the challenging economic environment.

VARIABLE COMPENSATION

			Discretionary		Long Term Equity				Year over
	Base Salary(1)		Annual Bonus(2)		Award(3)		Total Compensation		Year %
	2009	2010	2009	2010	2009	2010	2009	2010	Change

Irene M. Dorner	$394,008	$566,346	$329,262	$760,417	$493,120	$864,583	$1,216,390	$2,191,346	80%
President and Chief Executive Officer
John T. McGinnis	N/A	$418,462	N/A	$487,500	N/A	$262,500	N/A	$1,168,462	-%
Executive Vice President and Chief Financial Officer
Gerard Mattia	$264,808	$170,114	$560,000	$-	$840,000	$-	$1,664,808	$170,114	-%
Former Senior Executive Vice President and Chief Financial Officer
C. Mark Gunton(4)	N/A	$514,157	N/A	$422,500	N/A	$227,500	N/A	$1,164,157	-%
Senior Executive Vice President, Chief Risk Officer
Marlon Young	$389,423	$437,500	$-	$567,708	$750,000	$619,792	$1,139,423	$1,625,000	43%
Managing Director, Private Banking Americas
Christopher P. Davies	$337,500	$357,500	$412,500	$570,000	$412,500	$380,000	$1,162,500	$1,307,500	12%
Senior Executive Vice President, Head of Commercial Banking

(1)	No base salaries were increased for 2009. However, since HSBC USA administered twenty-seven (27) pay periods during 2009, base salary amounts above include cash paid for the additional pay period. Amounts for 2010 are reflective of rebalance adjustments, effective June 28, 2010, as discussed under “Mix of Elements of Compensation.” Effective July 12, 2010 upon his appointment as Chief Financial Officer, Mr. McGinnis received a base salary increase from $400,000 to $440,000, which was unrelated to the rebalancing.

(2)	Discretionary Annual Bonus amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year.

(3)	Long-term Equity Award amount disclosed above pertains to the performance year indicated and is awarded in the first quarter of the subsequent calendar year. For example, the Long-Term Equity Award indicated above for 2010 is earned in performance year 2010 but will be granted in March 2011. However, as required in the Summary Compensation Table, the grant date fair market value of equity granted in March 2010 is disclosed for the 2010 fiscal year under the column of Stock Awards in that table. The grant date fair value of equity granted in March 2011 will be disclosed for the 2011 fiscal year under the column of Stock Awards in the Summary Compensation Table reported in 2011.

(4)	In his role as Chief Risk Officer, Mr. Gunton has risk oversight over HSBC USA, as well as HSBC Finance Corporation and HSBC North America. Amounts discussed within the 2010 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Gunton for his role as Senior Executive Vice President, Chief Risk Officer for all three companies. Mr. Gunton has also been disclosed as a Named Executive Officer in the HSBC Finance Corporation Form 10-K for the year ended December 31, 2010.

HSBC USA Inc.

Compensation Committee Interlocks and Insider Participation As described in the 2010 CD&A, HSBC USA is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described above under “Oversight of Compensation Decisions.”

Compensation Committee Report HSBC USA does not have a Compensation Committee. The Board of Directors did not play a role in establishing remuneration policy or determining executive officer compensation for 2010. We, the members of the Board of Directors of HSBC USA, have reviewed the 2010 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2010 CD&A and believes it accurately reflects the policies and practices applicable to HSBC USA executive compensation in 2010. HSBC USA senior management has advised us that they believe the 2010 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2010 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.

Board of Directors of HSBC USA Inc.
Niall S. K. Booker
William R. P. Dalton
Anthea Disney
Irene M. Dorner
Robert K. Herdman
Louis Hernandez. Jr.
Richard A. Jalkut

HSBC USA Inc.

Executive Compensation The following tables and narrative text discuss the compensation awarded to, earned by or paid as of December 31, 2010 to (i) Ms. Irene M. Dorner who served as HSBC USA’s Chief Executive Officer beginning January 1, 2010, (ii) Mr. John T. McGinnis, who served as HSBC USA’s Chief Financial Officer since July 12, 2010, (iii) Mr. Gerard Mattia, who served as HSBC USA’s Chief Financial Officer through July 12, 2010, (iv) the next three most highly compensated executive officers (other than the chief executive officer and chief financial officer) who were serving as executive officers as of December 31, 2010.

Summary Compensation Table

							Change in
							Pension Value
						Non-	and Non-
						Equity	Qualified
						Incentive	Deferred
Name and Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary(1)	Bonus(2)	Awards(3)	Awards	Compensation	Earnings(4)	Compensation(5)	Total

Irene M. Dorner(6)	2010	$566,346	$760,417	$493,120	$-	$-	$364,959	$121,881	$2,306,723
President and Chief Executive Officer
John T. McGinnis(6)	2010	$418,462	$487,500	$200,000	$-	$-	$47,166	$40,521	$1,193,649
Executive Vice President and Chief Financial Officer
Gerard Mattia(7)	2010	$170,114	$-	$840,000	$-	$-	$57,636	$24,123	$1,091,873
Former Senior Executive	2009	$264,808	$560,000	$750,000	$-	$-	$83,766	$14,700	$1,673,274
Vice President and Chief	2008	$255,000	$450,000	$490,000	$-	$-	$5,219	$10,334	$1,210,553
Financial Officer
C. Mark Gunton(6)	2010	$514,157	$422,500	$300,000	$-	$-	$159,083	$797,513	$2,193,253
Senior Executive Vice President, Chief Risk Officer
Marlon Young	2010	$437,500	$567,708	$750,000	$-	$-	$5,564	$10,385	$1,771,157
Managing Director,	2009	$389,423	$-	$960,000	$-	$-	$5,421	$10,385	$1,365,229
Private Banking Americas	2008	$375,000	$490,000	$1,065,000	$-	$-	$5,012	$36,305	$1,971,317
Christopher P. Davies	2010	$357,500	$570,000	$412,500	$-	$-	$148,576	$263,785	$1,752,361
Senior Executive Vice	2009	$337,500	$412,500	$400,000	$-	$-	$173,308	$375,972	$1,699,280
President, Head of	2008	$325,000	$400,000	$700,000	$-	$-	$-	$275,171	$1,700,171
Commercial Banking

(1)	No base salaries were increased for 2009. However, since HSBC USA administered twenty-seven (27) pay periods during 2009, base salary amounts disclosed above reflect cash flow paid during the year.

Amounts for 2010 are reflective of rebalance adjustments, effective June 28, 2010, as discussed under Mix of Elements of Compensation. Separately, Mr. McGinnis received a base salary increase from $400,000 to $440,000 effective July 12, 2010 upon his appointment as Chief Financial Officer.

(2)	The amounts disclosed represent the discretionary annual bonus relating to 2010 performance but paid in March 2011. For Ms. Dorner and Mr. Young, annual discretionary variable cash awards include a portion granted in the form of deferred cash, as disclosed under the Mix of Elements of Compensation. Ms. Dorner and Mr. Young will become fully entitled to the deferred cash over a three year vesting period, and during the period, the deferred cash will be credited with a notional return, basis and rate as approved by REMCO.

(3)	Reflects the aggregate grant date fair value of awards granted during the year. The grants are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table and will be released as long as the Named Executive Officer is still in the employ of HSBC USA at the time of vesting. HSBC USA records expense based on the fair value over the vesting period, which is 100 percent of the face value on the date of the award. Dividend equivalents, in the form of cash or additional shares, are paid on all underlying shares of restricted shares or restricted share units at the same rate as paid to ordinary share shareholders.

(4)	The HSBC – North America (U.S.) Pension Plan (“Pension Plan”), the HSBC – North America Non-Qualified Deferred Compensation Plan (“NQDCP”), the Household Supplemental Retirement Income Plan (“SRIP”), the HSBC Bank (UK) Pension Scheme – Defined Benefit Section (“DBS Scheme”), the Unfunded Unapproved Retirement Benefit Scheme (“UURBS”), and the HSBC International Retirement Benefits Scheme (“ISRBS”) are described under Savings and Pension Plans.

Increase in values by plan for each participant are: Ms. Dorner – $143,713 (UURBS), $221,246 (DBS Scheme, Samuel Montagu Section); Mr. McGinnis – $5,564 (Pension Plan), $9,900 (SRIP), $31,702 (NQDCP); Mr. Mattia – $5,733 (Pension Plan), $51,903 (NQDCP); Mr. Gunton – $159,083 (ISRBS); Mr. Young – $5,564 (Pension Plan); Mr. Davies – $148,576 (DBS Scheme, Midland Section).

(5)	Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each Named Executive Officer, such as tax preparation services and expatriate benefits to the extent such perquisites and

HSBC USA Inc.

other personal benefits exceeded $10,000 in 2010. The following itemizes perquisites and other benefits for each Named Executive Officer who received perquisites and other benefits in excess of $10,000: Financial Planning and Executive Tax Services for Ms. Dorner and Messrs. Davies and Gunton were $560, $827, and $567, respectively; Executive Travel Allowances for Ms. Dorner and Messrs. Gunton and Davies were $40,637, $55,857 and $45,283, respectively; Housing and Furniture Allowances for Ms. Dorner and Messrs. Gunton and Davies were $24,195, $123,051 and $202,056, respectively; Relocation Expenses for Ms. Dorner were $39,399; Executive Physical and Medical Expenses for Ms. Dorner and Messrs. Davies and Gunton were $3,754, $1,580, and $6,723, respectively; Tax Equalization for Ms. Dorner resulted in a net refund to HSBC of $817 and payments to Messrs. Gunton and Davies of $482,272 and $13,351, respectively; Mortgage Subsidies for Mr. Gunton were $8,488; Children’s Educational Allowances for Mr. Gunton were $60,831; Additional Compensation for Ms. Dorner and Messrs. Gunton and Davies were $14,152, $8,612 and $688, respectively; Club Dues and Membership Fees for Mr. Gunton were $7,250.

All Other Compensation also includes HSBC USA’s contribution for the Named Executive Officer’s participation in the HSBC – North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2010, as follows: Messrs. McGinnis and Mattia each had a $14,700 contribution and Mr. Young had a $10,385 contribution. In addition, a company contribution in the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”) was made for Mr. McGinnis of $25,821 in 2010. In addition, Mr. Gunton had a company contribution in the HSBC International Retirement Benefit Plan (“IRBP”) in amount of $43,862. The value of Mr. Gunton’s company contribution in the IRBP was calculated using an exchange rate of GBP to U.S. dollars of 1.5612. TRIP, STRIP and IRBP are described under Savings and Pension Plans – Deferred Compensation Plans.

(6)	This table only reflects officers who were Named Executive Officers for the particular referenced years above. Ms. Dorner and Messrs. McGinnis and Gunton were not Named Executive Officers in fiscal years 2008 and 2009 so the table only reflects each of their compensation for fiscal years 2010. Amounts shown for Mr. Gunton represent compensation earned for his service as Chief Risk Officer for HSBC USA, HSBC Finance Corporation and HSBC North America. Mr. Gunton has also been disclosed as a Named Executive Officer in the HSBC Finance Corporation Form 10-K for the year ended December 31, 2010.

(7)	For Mr. Mattia, amounts shown in salary, bonus, stock awards, and all other compensation columns only reflects compensation received from HSBC USA through July 2010 and is not reflective of compensation received for fulfilling other roles within HSBC but outside of HSBC USA.

Grants Of Plan-Based Awards Table

								All Other	All Other
								Stock	Option
		Estimated Future						Awards:	Awards:	Exercise	Grant Date
		Payouts Under			Estimated Future			Number	Number of	or Base	Fair Value
		Non-Equity Incentive			Payouts Under			of Shares	Securities	Price of	of Stock
		Plan Awards			Equity Incentive Plan Awards			of Stock	Underlying	Option	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(1)

Irene M. Dorner	03/01/2010							47,494			$493,120
President and Chief Executive Officer
John T. McGinnis	03/01/2010							19,262			$200,000
Executive Vice President and Chief Financial Officer
Gerard Mattia	03/01/2010							80,903			$840,000
Former Senior Executive Vice President and Chief Financial Officer
C. Mark Gunton	03/01/2010							28,894			$300,000
Senior Executive Vice President, Chief Risk Officer
Marlon Young	03/01/2010							72,235			$750,000
Managing Director, Private Banking Americas
Christopher P. Davies	03/01/2010							39,729			$412,500
Senior Executive Vice President, Head of Commercial Banking

(1)	The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 1, 2010 (the date of grant) of GBP 6.82 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5224.

HSBC USA Inc.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards
									Equity
									Incentive	Equity
									Plan	Incentive
			Equity						Awards:	Plan Awards:
			Incentive						Number of	Market or
			Plan			Number		Market	Unearned	Payout Value
			Awards:			of Shares		Value of	Shares,	of Unearned
	Number of	Number of	Number of			or Units		Shares or	Units or	Shares,
	Securities	Securities	Securities			of Stock		Units of	Other	Units or
	Underlying	Underlying	Underlying			That		Stock that	Rights	Other Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not		Have Not	That Have	That Have
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested		Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	Options (#)	Price	Date	(#)(1)		($)(2)	(#)	($)

Irene M. Dorner						44,169	(3)	$448,977
President and Chief Executive						102,245	(4)	$1,039,318
Officer						49,152	(5)	$499,629

John T. McGinnis						38,839	(3)	$394,797
Executive Vice President						36,038	(4)	$366,325
and Chief Financial Officer						22,534	(6)	$229,058
						19,934	(5)	$202,629

Gerard Mattia						41,705	(3)	$423,930
Former Senior Executive Vice President						161,293	(4)	$1,639,539
and Chief Financial Officer						83,728	(5)	$851,093

C. Mark Gunton						23,120	(3)	$235,014
Senior Executive Vice President, Chief						17,107	(4)	$173,892
Risk Officer						29,903	(5)	$303,963

Marlon Young						29,227	(7)	$297,092
Managing Director,						206,454	(4)	$2,098,599
Private Banking Americas						74,757	(8)	$759,903

Christopher Davies	5,164 (9)			GBP 7.5919	04/23/2011	54,374	(3)	$552,710
Senior Executive Vice President,	5,738 (9)			GBP 7.3244	05/07/2012	86,022	(4)	$874,411
Head of Commercial Banking						41,116	(5)	$417,943

(1)	Share amounts include additional awards accumulated over the vesting periods, including any adjustments for the rights issue completed in April 2009. During the rights issue, HSBC raised capital by offering the opportunity to purchase new shares at a fixed price to all qualifying shareholders on the basis of five new shares for every twelve existing shares. The number of unvested Restricted Shares and Restricted Share Units held by employees was automatically increased, without any action required on the part of employees, in an effort to not disadvantage employees by the rights issue. Similarly, the number of unexercised stock options held by employees was automatically increased and a corresponding decrease was made in the option exercise price, without any action required on the part of employees and such that the employee will pay the same total amount to exercise the adjusted stock option award as before the rights issue. The adjustments to stock options, Restricted Shares and Restricted Share Units were made based on a formula that HSBC’s auditors, KPMG, confirmed was fair and reasonable.

(2)	The HSBC share market value of the shares on December 31, 2010 was GBP 6.511 and the exchange rate from GBP to U.S. dollars was 1.5612.

(3)	This award will vest in full on March 31, 2011.

(4)	This award will vest in full on March 5, 2012.

(5)	One third of this award will vest on February 28, 2011 (33%), one third will vest on February 27, 2012 (33%), and one third will vest on February 25, 2013 (34%).

(6)	This award will vest in full on April 30, 2012.

(7)	One third of this award vested on March 2, 2009 (33%) and one third will vest on March 5, 2010 (33%). One third will vest on February 28, 2011 (34%).

(8)	One half of this award will vest on February 27, 2012 and one half on February 25, 2013.

(9)	Reflects fully vested options adjusted for the HSBC share rights issue completed in April 2009.

HSBC USA Inc.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares		Value Realized
	Acquired on	on Exercise	Acquired on Vesting		on Vesting
Name	Exercise (#)	($)(1)	(#)(2)		($)(1)

Irene M. Dorner			11,866	(3)	$123,209
President and Chief Executive Officer
John T. McGinnis			37,793	(4)	$392,418
Executive Vice President and Chief Financial Officer
Gerard Mattia			7,985	(5)	$83,826
Former Senior Executive Vice President and Chief Financial Officer
C. Mark Gunton			11,866	(6)	$123,209
Senior Executive Vice President, Chief Risk Officer
Marlon Young			5,314	(7)	$55,786
Managing Director, Private Banking Americas			57,084	(8)	$599,266
			30,538	(9)	$320,587
Christopher Davies			4,309	(10)	$45,236
Senior Executive Vice President, Head of Commercial Banking

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise or release and the exchange rage from GBP to USD on the date of settlement.

(2)	Includes the release of additional awards accumulated over the vesting period and resulting from the rights issue completed in April 2009.

(3)	Includes the release of 8,981 shares granted on March 30, 2007.

(4)	Includes the release of 28,630 shares granted on March 30, 2007.

(5)	Includes the release of a portion of 5,948 shares granted on March 5, 2007.

(6)	Includes the release of 11,227 shares granted on March 30, 2007.

(7)	Includes the partial release of 86,304 shares granted on April 28, 2006.

(8)	Includes the release of 42,746 shares granted on March 5, 2007.

(9)	Includes the partial release of 69,011 shares granted on March 3, 2008

(10)	Includes the release of a portion of 3,230 shares granted on March 5, 2007.

HSBC USA Inc.

Pension Benefits

		Number of
		Years	Present Value		Payments
		Credited	of Accumulated		During Last
Name	Plan Name(1)	Service (#)	Benefit ($)		Fiscal Year ($)

Irene M. Dorner	DBS Scheme	24.5	$2,050,919	(2)	$-
President and Chief Executive Officer	UURBS	24.5	$480,550		$-
John T. McGinnis	Pension Plan - Account Based	4.8	$25,105		$-
Executive Vice President and Chief Financial Officer	SRIP - Account Based	4.8	$47,929		$-
Gerard Mattia	Pension Plan - Account Based	6.3	$30,240		$-
Former Senior Executive Vice President and Chief Financial Officer
C. Mark Gunton	ISRBS	32.0	$3,297,078	(2)	$-
Senior Executive Vice President, Chief Risk Officer
Marlon Young	Pension Plan - Account Based	4.8	$25,105		$-
Managing Director, Private Banking Americas
Christopher Davies	DBS Scheme	25.3	$757,489	(2)	$-
Senior Executive Vice President, Head of Commercial Banking

(1)	Plan described under Savings and Pension Plans.

(2)	The amount was converted from GBP to USD using the exchange rate of 1.5612 as of December 31, 2010.

HSBC USA Inc.

Savings and Pension Plans

Pension Plan The HSBC – North America (U.S.) Pension Plan (“Pension Plan”), formerly known as the HSBC – North America (U.S.) Retirement Income Plan, is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer.

Supplemental Retirement Income Plan (SRIP) The Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) is a non-qualified defined benefit retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the Pension Plan due to legal constraints applicable to all qualified plans. For example, the maximum amount of compensation during 2010 that can be used to determine a qualified plan benefit is $245,000 and the maximum annual benefit commencing at age 65 in 2010 is $195,000. SRIP benefits are calculated without regard to these limits but are reduced effective January 1, 2008, for compensation deferred to the HSBC – North America Non-Qualified Deferred Compensation Plan (“NQDCP”). The resulting benefit is then reduced by the value of qualified benefits payable by the Pension Plan so that there is no duplication of payments. Benefits are paid in a lump sum to executives covered by a Household or Account Based Formula between July and December in the calendar year following the year of termination. No additional benefits will accrue under SRIP after December 31, 2010.

Formulas for Calculating Benefits

Account Based Formula: Applies to executives who were hired by Household International, Inc. after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA after December 31, 1996 and became participants in the Pension Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual salary for each calendar year of employment. For this purpose, compensation includes total base wages and cash incentives (as paid) (effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP.) At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.

Provisions Applicable to All Formulas: The amount of compensation used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2010 is $245,000. The limit for years after 2010 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).

HSBC Bank (UK) Pension Scheme – Defined Benefit Section (“DBS Scheme”) The HSBC Bank (UK) Pension Scheme – Defined Benefit Section (“DBS”) is a non-contributory, defined benefit pension plan for employees of HSBC Bank plc. Benefits are determined under a number of different formulas that vary based on year of hire and employer. The Samuel Montagu Section of the DBS was merged into the DBS on January 17, 2000, and applies to executives who were hired by Samuel Montagu & Co. Ltd. prior to January 16, 2000. The normal retirement benefit at age 60 for members of the Executive section is 2/3rd of final pensionable salary plus a one-time 3% increase under the terms of the agreement that transferred the assets and liabilities of the Samuel Montagu Pension Scheme to the HSBC Bank (UK) Pension Scheme – Defined Benefit Section. For executives earning over GBP100,000 at retirement, final pensionable salary is the average basic annual salary over the last three years before retirement. Executives who wish to retire before age 60 are eligible for an actuarially reduced benefit if they receive the consent of HSBC Bank (UK) and the DBS Trustee. The Midland Section for Post 74 Joiners of the DBS applies to executives who were hired after December 31, 1974, but prior to July 1, 1996, by HSBC Bank plc. The normal retirement benefit at age 60 is 1/60th of final salary multiplied by number of years and complete months of Midland

HSBC USA Inc.

Section membership plus pensionable service credits up to a maximum of 40, reduced by 1/80th of the single person’s Basic State Pension for the 52 weeks prior to leaving pensionable service multiplied by number of years and complete months of Midland Section membership. For this purpose, final salary is the actual salary paid during the final 12 months of service for those earning an annualized salary that is less than or equal to GBP100,000 at the time of retirement and the average salary for the last three years before retirement for those earning an annualized salary that is greater than GBP100,000 at the time of retirement. Executives who are at least age 50 may retire before age 60 in which case the retirement benefit is reduced actuarially.

Unapproved Unfunded Retirement Benefits Scheme (“UURBS”) Unapproved Unfunded Retirement Benefits Scheme (“UURBS”) is an unfunded defined benefit plan that is designed to provide executives who opt out of their tax advantaged UK pension plan with aggregate benefits that are equivalent to the benefits the executive would have received if they had remained active participants in the relevant pension plan. Benefits paid by the UURBS are not paid by a pension trust but are paid directly by the employer and are not subject to additional UK taxes on amounts in excess of the Lifetime Allowance, GBP1,800,000 for 2010/2011.

HSBC International Retirement Benefits Scheme (“ISRBS”) The HSBC International Staff Retirement Benefits Scheme (Jersey) (“ISRBS”) is a defined benefit plan maintained for certain international managers. Each member must contribute five percent of his salary to the plan during his service, but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3 percent of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of his total compensation. Upon leaving service, the value of the member’s voluntary contribution fund, if any, shall be commuted for a retirement benefit.

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

Present Value of Accumulated Benefits

For the Account Based formula: The value of the notional account balances currently available on December 31, 2010.

For other formulas: The present value of benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the

HSBC USA Inc.

company’s audited financial statements for the period ending December 31, 2010. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2010.

Deferred Compensation Plans

Tax Reduction Investment Plan HSBC North America maintains the HSBC – North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $16,500 (plus an additional $5,500 catch-up contribution for participants age 50 and over), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.

If the employee has been employed for at least one year, HSBC USA contributes three percent of compensation on behalf of each participant who contributes one percent and matches any additional participant contributions up to four percent of compensation. However, matching contributions will not exceed six percent of a participant’s compensation if the participant contributes four percent or more of compensation. The plan provides for immediate vesting of all contributions. With certain exceptions, a participant’s after-tax contributions that have not been matched by us can be withdrawn at any time. Both our matching contributions made prior to 1999 and the participant’s after-tax contributions that have been matched may be withdrawn after five years of participation in the plan. A participant’s pre-tax contributions and our matching contributions after 1998 may not be withdrawn except for an immediate financial hardship, upon termination of employment, or after attaining age 59 1/2. Participants may borrow from their TRIP accounts under certain circumstances.

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

Non-Qualified Deferred Compensation Plan HSBC North America maintains the NQDCP for the highly compensated employees in the organization, including executives of HSBC USA. The Named Executive Officers, excluding Ms. Dorner and Messrs. Gunton and Davies, are eligible to contribute up to 80 percent of their salary and/or cash bonus compensation in any plan year. Participants are required to make an irrevocable election with regard to the percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment.

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

HSBC USA Inc.

HSBC International Retirement Benefit Plan (“IRBP”) The HSBC International Retirement Benefit Plan (“IRBP”) is a defined contribution retirement savings plan maintained for certain international managers who have attained the maximum number of years of service for participation in other plans covering international managers, including the ISRBS. Participants receive an employer paid contribution equal to 15% of base salary and may elect to contribute 2.5% of base salary as non-mandatory employee contributions, which contributions are matched by employer contributions. Additionally, participants can make unlimited additional voluntary contributions of base salary. The plan provides for participant direction of account balances in a wide range of investment funds and immediate vesting of all contributions.

HSBC USA Inc.

Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans

	Non-Qualified		Supplemental
	Deferred		Tax Reduction
	Compensation		Investment
	Plan(1)		Plan(2)
	Executive		HSBC USA		Aggregate	Aggregate
	Contributions in		Contributions in	Aggregate	Withdrawals/	Balance at
Name	2010		2010	Earnings in 2010	Distributions	12/31/2010

Irene M. Dorner	N/A		N/A	N/A	N/A	N/A
President and Chief Executive Officer
John T. McGinnis	$43,108	(3)	$25,821	$41,346	$-	$306,053
Executive Vice President and Chief Financial Officer
Gerard Mattia	$87,585	(4)	N/A	$51,903	$-	$378,192
Former Senior Executive Vice President and Chief Financial Officer
C. Mark Gunton	N/A		N/A	N/A	N/A	N/A
Senior Executive Vice President, Chief Risk Officer
Marlon Young	N/A		N/A	N/A	N/A	N/A
Managing Director, Private Banking Americas
Christopher Davies	N/A		N/A	N/A	N/A	N/A
Senior Executive Vice President, Head of Commercial Banking

(1)	The HSBC-North America Non-Qualified Deferred Compensation Plan (“NQDCP”) is described under Savings and Pension Plans.

(2)	The Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”) is described under Savings and Pension Plans. Company contributions are invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. Distributions are made in a lump sum upon termination of employment. These figures are also included in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column of the Summary Compensation Table.

(3)	Mr. McGinnis’ elective deferrals into the NQDCP during 2010 consist of $25,108 of the 2010 base salary disclosed in the Summary Compensation Table and $18,000 of the 2009 bonus disclosed in the Summary Compensation Table.

(4)	Mr. Mattia’s elective deferrals into the NQDCP during 2010 consist of $42,565 of the 2010 base salary disclosed in the Summary Compensation Table. The remainder of elective deferrals was made when Mr. Mattia was no longer an employee of HSBC USA.

HSBC USA Inc.

Potential Payments Upon Termination Or Change-In-Control

The following tables describe the payments that HSBC USA would be required to make as of December 31, 2010, to Ms. Dorner and Messrs. McGinnis, Young and Davies as a result of their termination, retirement, disability or death or a change in control of the company as of that date. The specific circumstances that would trigger such payments are identified in the tables. The amounts and terms of such payments are defined by HSBC’s employment and severance policies, and the particular terms of any equity-based awards. Mr. Mattia was not employed by HSBC USA on December 31, 2010.

Irene M. Dorner

Executive Benefits						Involuntary			Voluntary for				Change in
and Payments	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary
Bonus
Long Term Award
Restricted Stock		$1,987,923	(1)	$1,987,923	(1)	$1,987,923	(1)		$1,987,923	(1)	$1,987,923	(1)	$1,987,923	(1)

(1)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

HSBC USA Inc.

John T. McGinnis

Executive Benefits						Involuntary			Voluntary for				Change in
and Payments	Voluntary			Normal		Not For Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary						$220,000	(1)
Bonus
Long Term Award
Restricted Stock		$361,898	(2)	$361,898	(2)	$361,898	(2)		$361,898	(2)	$394,797	(3)	$394,797	(3)
Restricted Stock/Units		$798,011	(3)	$798,011	(3)	$798,011	(3)		$798,011	(3)	$798,011	(3)	$798,011	(3)

(1)	Under the terms of the HSBC — North America (U.S.) Severance Pay Plan, Mr. McGinnis would receive 26 weeks of his current salary upon separation from the company.

(2)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(3)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

HSBC USA Inc.

C. Mark Gunton

Executive Benefits						Involuntary			Voluntary for				Change in
and Payments	Voluntary			Normal		Not For Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary
Bonus
Long Term Award
Restricted Stock		$215,430	(1)	$215,430	(1)	$215,430	(1)		$215,430	(1)	$235,014	(2)	$235,014	(2)
Restricted Stock/Units		$477,855	(2)	$477,855	(2)	$477,855	(2)		$477,855	(2)	$477,855	(2)	$477,855	(2)

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

HSBC USA Inc.

Marlon Young

Executive Benefits						Involuntary			Voluntary for				Change in
and Payments	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary						$115,385	(1)
Bonus
Long Term Award
Restricted Stock/Units		$3,155,594	(2)	$3,155,594	(2)	$3,155,594	(2)		$3,155,594	(2)	$3,155,594	(2)	$3,155,594	(2)

(1)	Under the terms of the HSBC — North America (U.S.) Severance Pay Plan, Mr. Young would receive 12 weeks of his current salary upon separation from the company.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

HSBC USA Inc.

Christopher P. Davies

Executive Benefits						Involuntary			Voluntary for				Change in
and Payments	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary
Bonus
Long Term Incentive
Restricted Stock		$506,651	(1)	$506,651	(1)	$506,651	(1)		$506,651	(1)	$552,710	(2)	$552,710	(2)
Restricted Stock/Units		$1,292,354	(2)	$1,292,354	(2)	$1,292,354	(2)		$1,292,354	(2)	$1,292,354	(2)	$1,292,354	(2)

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

HSBC USA Inc.

Director Compensation The following table and narrative footnotes discuss the compensation awarded to, earned by or paid to our Non-Executive Directors in 2010. As Executive Directors, Mr. Booker and Ms. Dorner do not receive any additional compensation for their service on the Board of Directors. Additionally, former Executive Director Brendan P. McDonagh received no additional compensation for his service on the Board of Directors. Mr. McDonagh’s service on the Board of Directors concluded July 31, 2010.

Director Compensation

				Change in
				Pension Value
				And
	Fees Earned or			Non-Qualified
	Paid in	Stock	Option	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Total
Name	($)(1)	($)(2)	($)(3)	Earnings ($)(4)	($)(5)	($)

Salvatore H. Alfiero(6)	$145,000	$-	$-	$-	$35,625	$180,625
William R.P. Dalton	$225,000	$-	$-	$-	$1,991	$226,991
Anthea Disney	$225,000	$-	$-	$115,914	$1,991	$342,905
Robert K. Herdman(7)	$40,625	$-	$-	$-	$-	$40,625
Louis Hernandez, Jr.	$235,000	$-	$-	$-	$1,991	$236,991
Richard A. Jalkut	$235,000	$-	$-	$-	$1,991	$236,991

(1)	The Non-Executive Directors of HSBC USA receive an annual cash retainer of $210,000 for board membership on HSBC North America and HSBC USA. Mr. Alfiero’s compensation was grandfathered at an amount equal to his 2007 Board and Committee compensation, and he received a pro-rated amount in 2010 due to his retirement from service which included $40,000 of the grandfathered amount. Mr. Herdman’s compensation of $40,625 is due to service as Chair of the HSBC USA Audit and Risk Committee, which represents a pro-rated amount, since his membership did not commence until May 13, 2010. Ms. Disney and Messrs. Dalton, Hernandez and Jalkut each receives an additional $15,000 for his or her membership on the HSBC USA Audit and Risk Committee. Messrs. Hernandez and Jalkut also receive $10,000 as Co-Chairs of the HSBC USA Fiduciary Committee. Other than as stated above, HSBC USA does not pay additional compensation for committee membership, or meeting attendance fees to its Directors. Directors who are employees of HSBC USA or any of its affiliates do not receive any additional compensation related to their Board service.

Mr. Herdman receives compensation of $305,309 for board and committee membership for HSBC Finance Corporation and compensation of $85,000 for serving as Chair of the HSBC North America Audit and Risk Committee. Mr. Jalkut received an additional $7,500 for membership on the HSBC North America Audit and Risk Committee, which represents a pro-rated amount, since his membership did not commence until July 7, 2010.

Non-Executive Directors elected prior to 1999 may elect to participate in the HSBC USA/HBUS Plan for Deferral of Directors’ Fees. Under this plan, they may elect to defer receipt of all or a part of their retainer. The deferred retainers accrue interest on a quarterly basis at the one year Employee Extra CD rate in effect on the first business day of each quarter. Upon retirement from the Board, the deferrals plus interest are paid to the Director in quarterly or annual installments over a five or ten year period. No eligible Director elected to defer receipt of their 2010 retainer into the HSBC USA/HBUS Plan for Deferral of Directors’ Fees. Ms. Disney, however, participates in the HSBC North America Directors Non-Qualified Deferred Compensation Plan and elected to defer all fees earned in 2010.

(2)	HSBC USA does not grant stock awards to its Non-Executive Directors nor do any portions of Executive Directors’ stock awards reflect services related to their Board positions. Prior to the merger with HSBC, Non-Executive Directors could elect to receive all or a portion of their cash compensation in shares of common stock of Household International, Inc., defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock (as reflected in Footnote 3 below).

(3)	HSBC USA does not grant stock option awards to its Non-Executive Directors. As referenced in Footnote 2 above, Ms. Disney held options to purchase 30,696 HSBC ordinary shares pursuant to the historical Directors Deferred Fee Plan.

(4)	The HSBC USA Director Retirement Plan covers Non-Executive Directors elected prior to 1998 and excludes those serving as Directors at the request of HSBC. Eligible Directors with at least five years of service will receive quarterly retirement benefit payments commencing at the later of age 65 or retirement from the Board, and continuing for ten years. The annual amount of the retirement benefit is a percent of the annual retainer in effect at the time of the last Board meeting the Director attended. The percentage is 50 percent after five years of service and increases by five percent for each additional year of service to 100 percent upon completion of 15 years of service. If a Director who has at least five years of service dies before the retirement benefit has commenced, the Director’s beneficiary will receive a death benefit calculated as if the Director had retired on the date of death. If a retired Director dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to the Director’s beneficiary. The plan is unfunded and payment will be made out of the general funds of HSBC USA or HSBC Bank USA. Upon the conclusion of his service on the Board, Mr. Alfiero became eligible for payments under the HSBC USA Director Retirement Plan. Mr. Alfiero’s total payments under this plan in 2010 were $35,625, and are shown

HSBC USA Inc.

under All Other Compensation. Mr. Jalkut is also a participant under the HSBC USA Director Retirement Plan and is eligible for the maximum retirement benefit upon the conclusion of his service on the Board.

The HSBC North America Directors Non-Qualified Deferred Compensation Plan allows Non-Executive Directors to elect to defer their cash fees in any plan year. Participants are required to make an election with regard to the percentage of compensation to be deferred and the timing and manner of future payout. Amounts shown for Ms. Disney reflect the gains or losses calculated by reference to the actual earnings of the investment choices.

(5)	Components of All Other Compensation are disclosed in the aggregate. Non-Executive Directors are offered, on terms that are not more favorable than those available to the general public, a MasterCard/Visa credit card issued by one of our subsidiaries with a credit limit of $15,000. HSBC USA guarantees the repayment of amounts charged on each card. We provide each Director with $250,000 of accidental death and dismemberment insurance and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,991 per annum for each participating Director. Premiums are pro-rated to the calendar quarter for participating Directors with less than one full calendar year of service on the Board. Under HSBC’s Matching Gift Program, for all Non-Executive Directors who were members of the Board in 2006 and continue to be on the Board, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), including eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations, with a double match for the first $500 donated to higher education institutions (both public and private). Additionally, each current Non-Executive Director, who was a member of the HSBC Finance Corporation Board in 2006 and continues to be on the HSBC USA Board, may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program.

(6)	Service on the Board concluded on May 13, 2010.

(7)	Service on the Board commenced on May 13, 2010.

Compensation Policies and Practices Related to Risk Management

All HSBC USA employees are eligible for some form of incentive compensation; however, those who actually receive payments are a subset of eligible employees, based on positions held and individual and business performance. Employees participate in either the annual discretionary cash award plan, the primary incentive compensation plan for all employees, or in formulaic plans, which are maintained for specific groups of employees who are typically involved in production/call center or direct sales environments.

A key feature of HSBC’s compensation policy is that it is risk informed, seeking to ensure that risk based returns on capital are factored into the determination of variable compensation and that bonus pools are calculated only after appropriate risk based return has accrued on shareholders’ capital. We apply Economic Profit (defined as the average annual difference between return on invested capital and HSBC’s benchmark cost of capital) and other metrics to develop variable compensation levels and target a 15% to 19% return on shareholder funds. These requirements are built into the balanced scorecard of the senior HSBC executives and are incorporated in regional and business scorecards in an aligned manner, thereby ensuring that return, risk, and efficient capital usage shape reward considerations. The HSBC Group Chief Risk Officer and the Global Risk Function of HSBC provide input into the balanced scorecard, ensuring that key risk measures are included.

The use of a balanced scorecard framework ensures an aligned set of objectives and impacts the level of individual compensation received, as achievement of objectives is considered when determining the level of variable compensation awarded under the annual discretionary cash award plan. Objectives are set under four categories; Financial, Process (including risk mitigation), Customer, and People. Financial objectives, as well as the other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels.

In 2010, building upon the combined strengths of our balanced scorecard and risk management processes, outside consultants were engaged to assist in the development of a formal incentive compensation risk management framework. Commencing with the 2011 objectives-setting process, standard risk performance measures and targets will be established and monitored for employees who have been identified as having the potential to expose the organization to material risks, or who are responsible for controlling those risks.

Also in 2010, HSBC North America established the Compensation and Performance Management Governance Sub-Committee (“CPMG Sub-Committee”) within the existing HSBC North America Human Resources Steering Committee (“HRSC”). The CPMG Sub-Committee was created to provide a more systematic approach to incentive compensation governance and ensure the involvement of the appropriate levels of leadership, while providing a

HSBC USA Inc.

comprehensive view of compensation practices and associated risks. The CPMG Sub-Committee is comprised of senior executive representatives from HSBC North America’s control functions, consisting of Risk, Compliance, Legal, Finance, Audit and Human Resources. The CPMG Sub-Committee has responsibility for oversight of compensation for covered populations (those employees identified as being capable of exposing HSBC USA to excessive risk taking); compensation related regulatory and audit findings and recommendations related to such findings; incentive plan review; review of guaranteed bonuses, sign-on bonuses and equity grants, including any exceptions to established policies; and recommendation to REMCO of clawback of previous grants of incentive compensation based on actual results and risk outcomes. Additionally, compensation processes for employees are evaluated by the CPMG Sub-Committee to ensure adequate controls are in place, while reinforcing the distinct performance expectation for employees. The CPMG Sub-Committee makes recommendations to REMCO based on reviews of the total compensation for employees.

Risk oversight of formulaic plans is ensured through formal policies of HSBC requiring that the HSBC North America Office of Operational Risk Management approve all plans relating to the sale of “credit,” which are those plans that impact employees selling loan products such as credit cards.

Incentive compensation awards are also impacted by controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring excessive risk taking is avoided. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of the risk appetite process for HSBC USA. Risk Appetite is annually reviewed and approved by the HSBC North America Risk Management Committee and HSBC North America Board Audit Committee.

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

The discretionary plan is designed to allow managers to exercise judgment in making variable pay award recommendations, subject to appropriate oversight. A consideration when making award recommendations for an employee participating in the discretionary plan is performance against the objectives established in the balanced scorecard. Where objectives have been established with respect to risk and risk outcomes, managers will consider performance against these objectives when making variable pay award recommendations.

Participants in the discretionary plan are subject to the 2010 HSBC Minimum Deferral Policy, which provides minimum deferral guidelines for variable pay awards. Deferral rates applicable to compensation earned in performance year 2010, range from 0 to 60% and increase relative to the level of variable compensation earned, and in respect to employee’s classification under the Code of the FSA, as further described under the section “Mix of Elements of Compensation” under the 2010 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred Restricted Share Units have a three-year graded vesting. The deferred cash is credited with a notional return, basis and rate as approved by REMCO. The economic value of pay deferred in the form of Restricted Share Units will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Employees who terminate employment as “bad leavers” forfeit all unvested equity awards. A clawback provision has been added to variable compensation awards, as further described under the section “Reduction or Cancellation of Long-Term Equity Awards” under the 2010 CD&A. Additionally, all employees with unvested share awards or awards subject to a retention period are required to annually certify that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.

Employees who terminate employment as “bad leavers” forfeit all unvested equity awards. A claw back provision has been added to all awards granted after January 1, 2010, as further described under the section “Reduction or

HSBC USA Inc.

Cancellation of Long-Term Equity Awards” under Compensation Discussion and Analysis. Additionally, all employees with unvested share awards or awards subject to a retention period will be required to make an annual declaration to confirm they have not, since January 1, 2011, used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.

Employees in formulaic plans are held to performance standards that may result in a loss of incentive compensation when quality standards are not met. For example, participants in these plans may be subject to a reduction in future commission payments if they commit a “reportable event” (e.g., an error or omission resulting in a loss or expense to the company) or fail to follow required regulations, procedures, policies, and/or associated training. Participants may be altogether disqualified from participation in the plans for unethical acts, breach of company policy, or any other conduct that, in the opinion of HSBC USA, is sufficient reason for disqualification or subject to a recapture provision, if it is determined that commissions were paid in excess of the amount that should have been paid. Some formulaic incentive plans include limits or caps on the financial measures that are considered in the determination of incentive award amounts.

Performance periods for the formulaic plans are often one month or one quarter, with features that may reserve or hold back a portion of the incentive award earned until year-end. This design is a conscious effort to align the reward cycle to the successful performance of job responsibilities, as longer performance periods may fail to adequately reinforce the desired behaviors on the part of formulaic plan participants.

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

In addition to the annual review, plan performance is monitored regularly by the business management and periodically by HSBC North America Human Resources, which tracks plan expenditures and plan performance to ensure that plan payouts are consistent with expectations. Calculations for plans are performed systematically based on plan measurement factors to ensure accurate calculation of incentives and all performance payouts are subject to the review of the designated plan administrator to ensure payment and performance of the plan are tracking in line with expectations. Plan inventories are refreshed during the course of the year to identify plans to be eliminated, consolidated, or restructured based on relevant business and commercial factors. Finally, all plans contain provisions that enable modification of the plan if necessary to meet business objectives.

HSBC USA Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

HSBC USA Inc.’s common stock is 100 percent owned by HSBC North America Inc. (“HNAI”). HNAI is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2011, of HSBC ordinary shares or interests in HSBC ordinary shares and HSBC’s American Depositary Shares, Series A, by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares. No director or executive officer of HSBC USA owned any of HSBC USA’s outstanding series of preferred stock at January 31, 2011.

	Number of	HSBC Ordinary	HSBC			HSBC
	HSBC	Shares That	Restricted			Holdings plc
	Ordinary	May Be Acquired	Shares	Number of		American
	Shares	Within 60 Days	Released	HSBC Ordinary	Total HSBC	Depositary
	Beneficially	By Exercise of	Within 60	Share	Ordinary	Shares,
	Owned(1)(2)	Owned(3)	Days(4)	Equivalents(5)	Shares(2)	Series A(6)

Directors
Niall S.K. Booker	69,325	-	138,483	-	207,808	-
William R. P. Dalton	71,296	-	-	-	71,296	-
Anthea Disney	12	30,696	-	-	30,708	-
Irene M. Dorner(7)	18,951	-	60,389	-	79,340	-
Robert K. Herdman	82	-	-	-	82	-
Louis Hernandez, Jr.	50	-	-	-	50	-
Richard A. Jalkut	50	-	-	-	50	-
Named Executive Officers
John T. McGinnis	19,194	-	45,417	-	64,611
Gerard Mattia	28,345	-	69,335	-	97,680	-
Christopher Davies	19,008	10,902	67,942	-	97,852	-
C. Mark Gunton	693	-	32,988	-	33,681	-
Marlon Young	693	-	29,227	-	29,920	-
All directors and executive officers as a group	389,099	529,585	613,108	-	1,531,792	-

(1)	Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Mr. Booker, 26,625 and Mr. Mattia, 28,345; and directors and executive officers as a group, 113,106.

(2)	Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares, including the shares listed above in the first column for Messrs. Herdman, Hernandez and Jalkut and Ms. Disney.

(3)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2011 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2011 pursuant to the satisfaction of certain conditions.

(5)	Represents the number of ordinary share equivalents owned by executive officers under HSBC-North America (U.S.) Tax Reduction Investment Plan and HSBC-North America Employee Non-Qualified Deferred Compensation Plan which may be shares held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(6)	Each depositary share represents one-fortieth of a share of HSBC’s 6.20% Non-Cumulative Dollar Preference Shares, Series A.

(7)	Also a Named Executive Officer.

HSBC USA Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons During the fiscal year ended December 31, 2010, HSBC USA was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest. During 2010, HSBC Bank USA provided loans to certain directors and executive officers of HSBC USA and its subsidiaries in the ordinary course of business. Such loans were provided on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to HSBC USA and do not involve more than the normal risk of collectability or present other unfavorable features.

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

The vote of a majority of disinterested members of the Board of Directors is required for the approval or ratification of any Transaction with a Related Person. The Board of Directors may approve or ratify a Transaction with a

HSBC USA Inc.

Related Person if the Board of Directors determines, in its business judgment, based on the review of all available information, that the transaction is fair and reasonable to, and consistent with the best interests of, HSBC USA and its subsidiaries. In making this determination, the Board of Directors will consider, among other things, (i) the business purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (iii) whether the interest of the director, executive officer or family member in the transaction is material and (iv) whether the transaction would violate any provision of the HSBC North America Holdings Inc. Statement of Business Principles and Code of Ethics, the HSBC USA Inc. Code of Ethics for Senior Financial Officers or the HSBC USA Inc. Corporate Governance Standards, as applicable.

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

Director Independence

The HSBC USA Inc. Corporate Governance Standards, together with the charters of the committees of the Board of Directors, provide the framework for our corporate governance. Director independence is defined in the HSBC USA Inc. Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange. The HSBC USA Inc. Corporate Governance Standards are available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

According to the HSBC USA’s Inc. Corporate Governance Standards, a majority of the members of the Board of Directors must be independent. The composition requirement for each committee of the Board of Directors is as follows:

Committee	Independence/Member Requirements

Audit and Risk Committee	Chair and all voting members
Compliance Committee	A majority of voting members
Fiduciary Committee	Chair and all voting members
Executive Committee	Chair and all voting members, other than the Chief Executive Officer

Ms. Disney and Messrs. Dalton, Hernandez and Jalkut are considered to be independent directors. Ms. Dorner currently serves as President and Chief Executive Officer of HSBC USA and HSBC Bank USA. Mr. Booker currently serves as a director and Chief Executive Officer of HSBC North America and Group Managing Director at HSBC. Because of the positions held by Ms. Dorner and Mr. Booker, they are not considered to be independent directors. Brendan P. McDonagh was a director until July 2010. He was also a director of HSBC North America and a Group Managing Director at HSBC. Because of the positions held by Mr. McDonagh, he was not considered to be an independent director.

See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

HSBC USA Inc.

Item 14. Principal Accounting Fees and Services

Audit Fees The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed was $6 million for each of the fiscal years ended December 31, 2010 and 2009. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.

Audit Related Fees The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2010 and 2009 was $960,000 and $416,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.

Tax Fees Total fees billed by KPMG LLP for tax related services for the fiscal years ended December 31, 2010 and 2009 were $40,000 and $11,000, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.

All Other Fees Other than those fees described above, there were no other fees billed for services performed by KPMG LLP during the fiscal years ended December 31, 2010 and December 31, 2009.

All of the fees described above were approved by HSBC USA’s Audit and Risk Committee.

The Audit and Risk Committee has a written policy that requires pre-approval of all services to be provided by KPMG LLP, including audit, audit-related, tax and all other services. Pursuant to the policy, the Audit and Risk Committee annually pre-approves the audit fee and terms of the audit services engagement. The Audit and Risk Committee also approves a specified list of audit, audit-related, tax and permissible non-audit services deemed to be routine and recurring services. Any service not included on this list must be submitted to the Audit and Risk Committee for pre-approval. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Chair of the Audit and Risk Committee for approval and to the full Audit and Risk Committee at its next regular meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated February   , 2011 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

HSBC USA Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income (Loss)
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholders’ Equity
HSBC Bank USA, National Association and Subsidiaries:
Consolidated Balance Sheet
Notes to Financial Statements

(a)(2) Not applicable.

HSBC USA Inc.

(a)(3) Exhibits

3(i)	Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000; Exhibit 3 to HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 9, 2000; Exhibits 3.2 and 3.3 to HSBC USA Inc.’s Current Report on Form 8-K dated March 30, 2005, filed with the Securities and Exchange Commission on April 4, 2005; Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K dated October 11, 2005, filed with the Securities and Exchange Commission on October 14, 2005 and Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K dated May 18, 2006, filed with the Securities and Exchange Commission on May 22, 2006).
3(ii)	By-Laws (incorporated by reference to Exhibit 3.3 of HSBC USA Inc.’s Current Report on Form 8-K dated May 13, 2010, filed with the Securities and Exchange Commission on May 17, 2010).
4.1	Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Wells Fargo Bank, National Association, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-158358, filed with the Securities and Exchange Commission on April 2, 2009).
4.2	Senior Indenture, dated as of March 31, 2006, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-133007, filed with the Securities and Exchange Commission on April 5, 2006; Exhibit 4.16 to HSBC USA Inc.’s Current Report on Form 8-K dated April 21, 2006 and filed with the Securities and Exchange Commission on April 21, 2006; Exhibit 4.17 to HSBC USA Inc.’s Current Report on Form 8-K dated August 15, 2008 and filed with the Securities and Exchange Commission on August 15, 2008; Exhibit 4.18 to HSBC USA Inc.’s Current Report on Form 8-K dated August 15, 2008 and filed with the Securities and Exchange Commission on August 15, 2008; Exhibit 4.19 to HSBC USA Inc.’s Current Report on Form 8-K dated December 16, 2008 and filed with the Securities and Exchange Commission on December 16, 2008; and Exhibit 4.20 to HSBC USA Inc.’s Current Report on Form 8-K dated December 17, 2008 and filed with the Securities and Exchange Commission on December 17, 2008).
4.3	Senior Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002; and Exhibit 4.1 to HSBC USA Inc.’s Current Report on Form 8-K dated November 21, 2005 and filed with the Securities and Exchange Commission on November 28, 2005).
4.4	Subordinated Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002, and Exhibit 4.1 to HSBC USA Inc.’s Current Report on Form 8-K dated September 27, 2010 and filed with the Securities and Exchange Commission on September 27, 2010).
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 5, 2007).
21	Subsidiaries of HSBC USA Inc.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).

HSBC USA Inc.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

HSBC USA Inc.

Index

Accounting:
new pronouncements 121, 147
policies (critical) 37
policies (significant) 137
Assets:
by business segment 219
consolidated average balances 125
fair value measurements 231
nonperforming 82
trading 48, 151
Asset-backed commercial paper conduits 223
Asset-backed securities 42, 101, 152, 153
Audit committee 104, 260
Auditors’ report:
financial statement opinion 127
internal control opinion 128
Balance sheet:
consolidated 130
consolidated average balances 125
review 45
Basel II 13, 19, 33
Basel III 13, 108
Basis of reporting 34, 137
Business:
consolidated performance review 30
operations 6
organization history 4
Capital:
2011 funding strategy 92
common equity movements 90
consolidated statement of changes 132
regulatory capital 220
selected capital ratios 90, 221
Cash flow (consolidated) 133
Cautionary statement regarding forward-looking statements 15
Collateral — pledged assets 243
Collateralized debt obligations 42, 102
Commercial banking segment results (IFRSs) 67, 219
Consumer finance segment results (IFRSs) 65, 219
Committees 104, 260
Competition 15
Contingent liabilities 243
Controls and procedures 253
Corporate governance and controls 15, 260
Customers 6
Credit card fees 56
Credit quality 33, 73
Credit risk:
accounting policy 139
adjustment 28, 243
component of fair value option 192
concentration 247
critical accounting policy 37
exposure 87
management 105
related contingent features 189
related guarantees 227
Compliance risk 102, 118
Critical accounting policies and estimates 37
Current environment 26
Deferred tax assets 44, 194
Deposits 49, 89, 181
Derivatives:
accounting policy 144
cash flow hedges 186
critical accounting policy 42
fair value hedges 185
notional value 190
trading and other 187
Directors:
biographies 253
board of directors 253
executive 257
compensation (executives) 265
responsibilities 260
Employees:
compensation and benefits 265
number of 6
Equity:
consolidated statement of changes 132
ratios 90, 221
Equity securities available-for-sale 152
Estimates and assumptions 37, 138
Executive overview 26
Fair value measurements:

assets and liabilities recorded at fair value on a recurring basis 233 assets and liabilities recorded at fair value on a non-recurring basis 236 control over valuation process 97
financial instruments 231
hierarchy 98
transfers into/out of level one and two 99, 235
transfers into/out of level two and three 100, 235
valuation techniques 238
Fiduciary risk 103, 119
Financial assets:
designated at fair value 191

HSBC USA Inc.

reclassification under IFRSs 69
Financial highlights metrics 25
Financial liabilities:
designated at fair value 191
fair value of financial liabilities 232, 233
Forward looking statements 15
Funding 6, 33, 92
Future prospects 34
Gains less losses from securities 28, 58, 161
Global Banking and Markets:
balance sheet data (IFRSs) 219
loans and securities reclassified (IFRSs) 69
segment results (IFRSs) 68, 219
Geographic concentration of receivables 249
Goodwill:
accounting policy 144
critical accounting policy 39
Guarantee arrangements 226
Impairment:
available-for-sale securities 155
credit losses 33, 54, 75, 175
nonperforming loans 82, 167
impaired loans 83, 168
Income (loss) from financial instruments designated at
fair value, net 60, 192
Income statement 129
Intangible assets 179
Income taxes:
accounting policy 146
critical accounting policy — deferred taxes 44
expense 192
Internal control 253
Interest rate risk 109
Key performance indicators 25
Legal proceedings 24
Leveraged finance transactions 191
Liabilities:
commitments, lines of credit 93, 227
deposits 49, 89, 181

financial liabilities designated at fair value 191
long-term debt 50, 183
short-term borrowings 50, 182
trading 48, 151
Lease commitments 93, 244
Liquidity and capital resources 88
Liquidity risk 107
Litigation 24, 245
Loans:
by category 46, 163
by charge-off (net) 80, 176
by delinquency 78, 176
criticized assets 83, 172
geographic concentration 249
held for sale 47, 178
impaired 83, 168
nonperforming 82, 167
overall review 46
purchases from HSBC Finance 164, 211
risk concentration 247
troubled debt restructures 168

Loan impairment charges — see Provision for credit losses
Loan-to-deposits ratio 25
Market risk 112
Market turmoil:
current environment 26
exposures 28
impact on liquidity risk 88
structured investment vehicles 222
variable interest entities 222
Monoline insurers 28, 70, 88, 160
Mortgage lending products 46, 163
Mortgage servicing rights 44, 179
Net interest income 50
New accounting pronouncement adopted 147
New accounting pronouncements to be adopted in
future periods 121
Off balance sheet arrangements 93
Operating expenses 61
Operational risk 117
Other revenue 56
Other segment results (IFRSs) 72, 219
Pension and other postretirement benefits:
accounting policy 146
Performance, developments and trends 30
Personal financial services segment
results (IFRSs) 63, 219
Pledged assets 243
Private banking segment results (IFRSs) 71, 219
Profit (loss) before tax:
by segment — IFRSs 219
consolidated 129
Properties 24
Property, plant and equipment:
accounting policy 143
Provision for credit losses 31, 54, 175
Ratios:
capital 90, 221
charge-off (net) 80
credit loss reserve related 75
earnings to fixed charges — Exhibit 12
efficiency 31, 63

HSBC USA Inc.

financial 25
loans-to-deposits 25
Reconciliation of U.S. GAAP results to IFRSs 35
Refreshed loan-to-value 47
Regulation 8
Related party transactions 210
Reputational risk 103, 120
Results of operations 50
Risks and uncertainties 16
Risk elements in the loan portfolio 247
Risk factors 16
Risk management:
credit 105
compliance 118
fiduciary 119
interest rate 109
liquidity 88, 107
market 112
operational 117
reputational 120
strategic 120
Securities:
fair value 152, 231
impairment 155
maturity analysis 162
Segment results — IFRSs basis:
personal financial services 63, 219
consumer finance 65, 219
commercial banking 67, 219
global banking and markets 68, 219
private banking 71, 219
other 72, 219
overall summary 63, 219
Selected financial data 25
Senior management:
biographies 253
Sensitivity:
projected net interest income 112
Share-based payments:
accounting policy 146
Statement of changes in shareholders’ equity 132
Statement of changes in comprehensive income 132
Statement of income (loss) 129
Strategic risk 120
Stress testing 104
Table of contents 2
Tax expense 192
Trading:
assets 48, 151
derivatives 48, 57, 151
liabilities 48, 151
portfolios 151
Trading revenue (net) 57
Troubled debt restructures 168
Value at risk 110
Variable interest entities 222
Unresolved staff comments 24

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 28th day of February 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this the 28th day of February 2011.

Signature	Title

/s/ (I. M. DORNER) (I. M. Dorner)	President & Chief Executive Officer, Director (as Principal Executive Officer)

/s/ (W. R. P. DALTON) (W. R. P. Dalton)	Director

/s/ (A. DISNEY) (A. Disney)	Director

/s/ (R. K. HERDMAN) (R. K. Herdman)	Director

/s/ (L. HERNANDEZ, JR.) (L. Hernandez, Jr.)	Director

/s/ (R. A. JALKUT) (R. A. Jalkut)	Director

HSBC USA Inc.

Signature	Title

/s/ (N. S. K. BOOKER) (N. S. K. Booker)	Chairman and Director

/s/ (J. T. McGINNIS) (J. T. McGinnis)	Executive Vice President and Chief Financial Officer (as Principal Financial Officer)

/s/ (E. K. FERREN) (E. K. Ferren)	Executive Vice President and Chief Accounting Officer (as Principal Accounting Officer)

Exhibit Index

3(i)	Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000; Exhibit 3 to HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 9, 2000; Exhibits 3.2 and 3.3 to HSBC USA Inc.’s Current Report on Form 8-K dated March 30, 2005, filed with the Securities and Exchange Commission on April 4, 2005; Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K dated October 11, 2005, filed with the Securities and Exchange Commission on October 14, 2005 and Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K dated May 18, 2006, filed with the Securities and Exchange Commission on May 22, 2006).
3(ii)	By-Laws (incorporated by reference to Exhibit 3.3 of HSBC USA Inc.’s Current Report on Form 8-K dated May 13, 2010, filed with the Securities and Exchange Commission on May 17, 2010).
4.1	Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Wells Fargo Bank, National Association, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-158358, filed with the Securities and Exchange Commission on April 2, 2009).
4.2	Senior Indenture, dated as of March 31, 2006, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-133007, filed with the Securities and Exchange Commission on April 5, 2006; Exhibit 4.16 to HSBC USA Inc.’s Current Report on Form 8-K dated April 21, 2006 and filed with the Securities and Exchange Commission on April 21, 2006; Exhibit 4.17 to HSBC USA Inc.’s Current Report on Form 8-K dated August 15, 2008 and filed with the Securities and Exchange Commission on August 15, 2008; Exhibit 4.18 to HSBC USA Inc.’s Current Report on Form 8-K dated August 15, 2008 and filed with the Securities and Exchange Commission on August 15, 2008; Exhibit 4.19 to HSBC USA Inc.’s Current Report on Form 8-K dated December 16, 2008 and filed with the Securities and Exchange Commission on December 16, 2008; and Exhibit 4.20 to HSBC USA Inc.’s Current Report on Form 8-K dated December 17, 2008 and filed with the Securities and Exchange Commission on December 17, 2008).
4.3	Senior Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002; and Exhibit 4.1 to HSBC USA Inc.’s Current Report on Form 8-K dated November 21, 2005 and filed with the Securities and Exchange Commission on November 28, 2005).
4.4	Subordinated Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002, and Exhibit 4.1 to HSBC USA Inc.’s Current Report on Form 8-K dated September 27, 2010 and filed with the Securities and Exchange Commission on September 27, 2010).
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 5, 2007).
21	Subsidiaries of HSBC USA Inc.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.