Form 10-Q
period 2011-03-31
HSBC USA INC /MD/
filed 2011-05-11
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
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

As of April 30, 2011, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

FORM 10-Q

HSBC USA Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2011	2010

	(in millions)

Interest income:
Loans	$923	$1,211
Securities	319	242
Trading assets	51	32
Short-term investments	31	28
Other	12	11

Total interest income	1,336	1,524

Interest expense:
Deposits	116	163
Short-term borrowings	13	21
Long-term debt	163	140

Total interest expense	292	324

Net interest income	1,044	1,200
Provision for credit losses	106	211

Net interest income after provision for credit losses	938	989

Other revenues:
Credit card fees	169	233
Other fees and commissions	198	285
Trust income	28	26
Trading revenue	224	186
Net other-than-temporary impairment losses(1)	-	(28)
Other securities gains, net	44	21
Servicing and other fees from HSBC affiliates	46	33
Residential mortgage banking revenue (loss)	(35)	(37)
Gain on instruments designated at fair value and related derivatives	21	46
Other income	29	158

Total other revenues	724	923

Operating expenses:
Salaries and employee benefits	293	264
Support services from HSBC affiliates	461	510
Occupancy expense, net	68	71
Other expenses	278	209

Total operating expenses	1,100	1,054

Income from continuing operations before income tax expense	562	858
Income tax expense	82	314

Income from continuing operations	480	544

Discontinued operations (Note 2):
Income (loss) from discontinued operations before income tax (benefit) expense	(2)	16
Income tax (benefit) expense	(1)	6

(Loss) income from discontinued operations	(1)	10

Net income	$479	$554

(1)	During the three months ended March 31, 2011 there were no other-than-temporary impairment (“OTTI”) losses on securities recognized in other revenues and no OTTI losses in the non-credit component on securities were recognized in accumulated other comprehensive loss (“AOCL”). During the three months ended March 31, 2010, OTTI losses on securities available-for-sale and held-to-maturity totaling $28 million were recognized in other revenues and losses in the non-credit component recognized in AOCL were not significant.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2011	2010

	(in millions)

Assets(1)
Cash and due from banks	$1,968	$1,576
Interest bearing deposits with banks	27,838	8,202
Federal funds sold and securities purchased under agreements to resell	6,774	8,236
Trading assets	32,980	32,402
Securities available-for-sale	40,575	45,523
Securities held-to-maturity (fair value of $2.4 billion and $3.4 billion at March 31, 2011 and December 31, 2010, respectively, and includes $881 million at December 31, 2010 collateralizing short-term borrowings)	2,222	3,190
Loans (includes $1.5 billion at December 31, 2010 collateralizing debt)	71,718	73,069
Less – allowance for credit losses	1,832	2,170

Loans, net	69,886	70,899

Loans held for sale (includes $814 million and $1.3 billion designated under fair value option at March 31, 2011 and December 31, 2010, respectively)	1,688	2,390
Properties and equipment, net	532	549
Intangible assets, net	425	424
Goodwill	2,626	2,626
Other assets	8,949	7,677
Assets of discontinued operations	124	119

Total assets	$196,587	$183,813

Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$23,342	$23,078
Interest bearing (includes $8.3 billion and $7.4 billion designated under fair value option at March 31, 2011 and December 31, 2010, respectively)	75,584	72,808
Deposits in foreign offices:
Noninterest bearing	1,301	1,263
Interest bearing	32,534	23,502

Total deposits	132,761	120,651
Short-term borrowings	13,820	15,187
Long-term debt (includes $5.4 billion designated under fair value option at March 31, 2011 and December 31, 2010 and $150 million at December 31, 2010, collateralized by loans and available-for-sale securities)	16,986	17,230

Total debt	163,567	153,068
Trading liabilities	11,165	10,528
Interest, taxes and other liabilities	4,625	3,470
Liabilities of discontinued operations	9	14

Total liabilities	179,366	167,080

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 shares issued and outstanding at March 31, 2011 and December 31, 2010)	-	-
Additional paid-in capital	13,808	13,785
Retained earnings	1,997	1,536
Accumulated other comprehensive loss	(149)	(153)

Total common shareholder’s equity	15,656	15,168

Total shareholders’ equity	17,221	16,733

Total liabilities and shareholders’ equity	$196,587	$183,813

(1)	The following table summarizes assets and liabilities related to variable interest entities (“VIEs”) as of March 31, 2011 and December 31, 2010 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED) (Continued)

	March 31,	December 31,
	2011	2010

	(in millions)

Assets
Interest bearing deposits with banks	$90	$759
Securities held-to-maturity	-	881
Loans, net	11,658	14,183
Other assets	690	(543)

Total assets	$12,438	$15,280

Liabilities
Deposits	$23	$20
Short-term borrowings	-	3,022
Long-term debt	55	205
Interest, taxes and other liabilities	1,251	373

Total liabilities	$1,329	$3,620

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2011	2010

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-

Additional paid-in capital
Balance at beginning of period	13,785	13,795
Capital contributions from parent	21	-
Return of capital on preferred shares issued to CT Financial Services, Inc.	-	(3)
Employee benefit plans and other	2	2

Balance at end of period	13,808	13,794

Retained earnings
Balance at beginning of period	1,536	45
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	-	1

Balance at beginning of period, as adjusted	1,536	46
Net income	479	554
Cash dividends declared on preferred stock	(18)	(19)

Balance at end of period	1,997	581

Accumulated other comprehensive loss
Balance at beginning of period	(153)	(228)
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	-	(246)

Balance at beginning of period, as adjusted	(153)	(474)
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	(147)	104
Other-than-temporarily impaired securities available for sale(1)	1	25
Other-than-temporarily impaired securities held to maturity(1)	11	26
Adjustment to reverse other-than-temporary impairment on securities held-to-maturity due to deconsolidation of VIE	142	-
Derivatives designated as cash flow hedges	(4)	6
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	1	3

Other comprehensive income, net of tax	4	164

Balance at end of period	(149)	(310)

Total shareholders’ equity	$17,221	$15,630

Comprehensive income
Net income	$479	$554
Other comprehensive income, net of tax	4	164

Comprehensive income	$483	$718

(1)	During the three months ended March 31, 2011 there were no OTTI losses on securities recognized in other revenues and no OTTI losses in the non-credit component on securities were recognized in AOCL. During the three months ended March 31, 2010, OTTI losses on securities available-for-sale and held-to-maturity totaling $28 million were recognized in other revenues and losses in the non-credit component recognized in AOCL were not significant.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2011	2010

	(in millions)

Cash flows from operating activities
Net income	$479	$554
Income (loss) from discontinued operations	(1)	10

Income from continuing operations	480	544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	154
Impairment of internally developed software	78	-
Provision for credit losses	106	211
Other-than-temporary impairment losses relating to credit	-	28
Realized gains on securities available for sale	(44)	(21)
Net change in other assets and liabilities	(225)	2,573
Net change in loans held for sale:
Originations of loans	(1,052)	(947)
Sales and collection of loans held for sale	1,600	1,516
Tax refund anticipation loans:
Originations of loans	-	(3,068)
Transfers of loans to HSBC Finance, including premium	-	3,072
Net change in trading assets and liabilities	191	2,931
LOCOM on loans held for sale	12	(85)
Mark-to-market on financial instruments designated at fair value and related derivatives	-	(25)
Net change in fair value of derivatives and hedged items	(73)	(21)

Cash provided by operating activities – continuing operations	1,276	6,862
Cash used in operating activities – discontinued operations	(5)	(144)

Net cash provided by operating activities	1,271	6,718

Cash flows from investing activities
Net change in interest bearing deposits with banks	(19,636)	(12,354)
Net change in federal funds sold and securities purchased under agreements to resell	1,462	(1,852)
Securities available-for-sale:
Purchases of securities available-for-sale	(4,818)	(12,721)
Proceeds from sales of securities available-for-sale	8,499	6,076
Proceeds from maturities of securities available-for-sale	991	699
Securities held-to-maturity:
Purchases of securities held-to-maturity	-	(2,036)
Proceeds from maturities of securities held-to-maturity	371	706
Change in loans:
Originations, net of collections	6,902	10,862
Recurring loans purchases from HSBC Finance	(7,906)	(7,834)
Loans sold to third parties	155	41
Net cash used for acquisitions of properties and equipment	(5)	(14)
Other, net	(7)	98

Cash used in investing activities – continuing operations	(13,992)	(18,329)
Cash used in investing activities – discontinued operations	-	-

Net cash used in investing activities	(13,992)	(18,329)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Three Months Ended March 31,	2011	2010

	(in millions)

Cash flows from financing activities
Net change in deposits	12,085	6,363
Debt:
Net change in short-term borrowings	1,260	5,029
Issuance of long-term debt	776	678
Repayment of long-term debt	(975)	(1,171)
Debt repayment related to structured note vehicle VIEs	-	(150)
Repayment of debt issued related to the sale and leaseback of 452 Fifth Avenue property	(11)	-
Return of capital on preferred shares issued to CT Financial Services, Inc.	-	(3)
Other increases in capital surplus	2	2
Dividends paid	(18)	(19)

Cash provided by financing activities – continuing operations	13,119	10,729
Cash provided by financing activities – discontinued operations	-	14

Net cash provided by financing activities	13,119	10,743

Net change in cash and due from banks	398	(868)
Cash and due from banks at beginning of period(1)	1,693	3,159

Cash and due from banks at end of period(2)	$2,091	$2,291

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$132	$(757)

(1)	Cash at beginning of period includes $117 million and $1,060 million for discontinued operations as of January 1, 2011 and 2010, respectively.

(2)	Cash at end of period includes $123 million and $771 million for discontinued operations as of March 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of the consolidated financial statement

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively “HUSI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC USA Inc. and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Unless otherwise noted, information included in these notes to the consolidated financial statements relates to continuing operations for all periods presented. See Note 2, “Discontinued Operations” for further details. Interim results should not be considered indicative of results in future periods.

As of March 31, 2011, we no longer have a controlling financial interest in Bryant Park Funding LLC (“Bryant Park”) and as a result, we no longer consolidate this variable interest entity. See Note 17, “Variable Interest Entities,” for further details and related impact.

2.  Discontinued Operations

In June 2010, we decided that the wholesale banknotes business (“Banknotes Business”) within our Global Banking and Markets segment did not fit with our core strategy in the U.S. and, therefore, made the decision to exit this business. This business, which was managed out of the United States with operations in key locations worldwide, arranged for the physical distribution of banknotes globally to central banks, large commercial banks and currency exchanges. As a result of this decision, we recorded closure costs of $14 million during 2010, primarily relating to termination and other employee benefits. No significant additional closure costs are expected to be incurred. At March 31, 2011, the remaining liability associated with these costs totaled $2 million.

HSBC USA Inc.

As part of the decision to exit the Banknotes Business, in October 2010 we sold the assets of our Asian banknotes operations (“Asian Banknotes Operations”) to an unaffiliated third party for total consideration of approximately $11 million in cash. As a result, during the third quarter of 2010 we classified the assets of the Asian Banknotes Operations of $23 million, including an allocation of goodwill of $21 million, as held for sale. Because the carrying value of the assets being sold exceeded the agreed-upon sales price, we recorded a lower of cost or fair value adjustment of $12 million in the third quarter of 2010.

The exit of our Banknotes Business, including the sale of our Asian Banknotes Operations, was substantially completed in the fourth quarter of 2010 and as a result, we report the results of our Banknotes Business as discontinued operations. The table below summarizes the operating results of our Banknotes Business for the periods presented.

Three Months Ended March 31,	2011	2010

	(in millions)

Net interest income and other revenues	$16	$28
Income (loss) from discontinued operations before income tax (benefit) expense	(2)	16

The following summarizes the assets and liabilities of our Banknotes Business which are now reported as assets of discontinued operations and liabilities of discontinued operations in our consolidated balance sheet.

	March 31,	December 31,
	2011	2010

	(in millions)

Cash	$123	$117
Other assets	1	2

Assets of discontinued operations	$124	$119

Other liabilities	$9	$14

Liabilities of discontinued operations	$9	$14

HSBC USA Inc.

3.  Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	March 31,	December 31,
	2011	2010

	(in millions)

Trading assets:
U.S. Treasury	$2,164	$1,874
U.S. Government agency	189	62
U.S. Government sponsored enterprises(1)	30	632
Asset-backed securities	1,133	1,148
Corporate and foreign bonds	9,289	5,897
Other securities	49	52
Precious metals	13,594	16,725
Fair value of derivatives	6,532	6,012

	$32,980	$32,402

Trading liabilities:
Securities sold, not yet purchased	$349	$212
Payables for precious metals	5,377	5,326
Fair value of derivatives	5,439	4,990

	$11,165	$10,528

(1)	Includes mortgage-backed securities of $14 million and $598 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $16 million and $34 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at March 31, 2011 and December 31, 2010, respectively

At March 31, 2011 and December 31, 2010, the fair value of derivatives included in trading assets has been reduced by $3.2 billion and $3.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At March 31, 2011 and December 31, 2010, the fair value of derivatives included in trading liabilities has been reduced by $5.8 billion, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

HSBC USA Inc.

4.  Securities

The amortized cost and fair value of the securities available-for-sale and securities held to maturity are summarized in the following tables.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$15,938	$-	$95	$(470)	$15,563
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	45	-	-	(1)	44
Direct agency obligations	2,188	-	68	(12)	2,244
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	10,558	-	192	(34)	10,716
Collateralized mortgage obligations	6,935	-	129	(48)	7,016
Direct agency obligations	19	-	-	(1)	18
Obligations of U.S. states and political subdivisions	569	-	11	(5)	575
Asset backed securities collateralized by:
Residential mortgages	13	-	-	(2)	11
Commercial mortgages	505	-	10	(1)	514
Home equity	436	-	-	(102)	334
Student loans	27	-	-	(2)	25
Other	117	-	1	(15)	103
Corporate and other domestic debt securities(2)	575	-	6	-	581
Foreign debt securities(2)(6)	2,649	-	48	-	2,697
Equity securities(3)	126	-	8	-	134

Total available-for-sale securities	$40,700	$-	$568	$(693)	$40,575

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,528	$-	$148	$-	$1,676
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	90	-	15	-	105
Collateralized mortgage obligations	324	-	35	-	359
Obligations of U.S. states and political subdivisions	101	-	3	(1)	103
Asset backed securities collateralized by:
Residential mortgages	179	-	9	(2)	186

Total held-to-maturity securities	$2,222	$-	$210	$(3)	$2,429

HSBC USA Inc.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$19,300	$-	$200	$(402)	$19,098
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	47	-	-	(1)	46
Direct agency obligations	2,100	-	93	(9)	2,184
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	11,229	-	260	(27)	11,462
Collateralized mortgage obligations	7,566	-	160	(52)	7,674
Direct agency obligations	19	-	-	(1)	18
Obligations of U.S. states and political subdivisions	571	-	13	(5)	579
Asset backed securities collateralized by:
Residential mortgages	13	-	-	(2)	11
Commercial mortgages	537	-	17	(2)	552
Home equity	464	(1)	-	(111)	352
Student loans	29	-	-	(2)	27
Other	120	-	1	(17)	104
Corporate and other domestic debt securities(2)	676	-	7	-	683
Foreign debt securities(2)(6)	2,540	-	65	-	2,605
Equity securities(3)	126	-	2	-	128

Total available-for-sale securities	$45,337	$(1)	$818	$(631)	$45,523

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,586	$-	$151	$-	$1,737
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	94	-	15	-	109
Collateralized mortgage obligations	327	-	36	-	363
Obligations of U.S. states and political subdivisions	111	-	4	(1)	114
Asset backed securities collateralized by:
Residential mortgages	191	-	8	(3)	196
Asset-backed securities (predominantly credit card) and other debt securities held by consolidated VIE(5)	1,034	(153)	-	-	881

Total held-to-maturity securities	$3,343	$(153)	$214	$(4)	$3,400

HSBC USA Inc.

(1)	Includes securities at amortized cost of $28 million and $30 million issued or guaranteed by the FNMA at March 31, 2011 and December 31, 2010, respectively, and $17 million issued or guaranteed by FHLMC at March 31, 2011 and December 31, 2010.

(2)	At March 31, 2011, other domestic debt securities included $575 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.3 billion of securities fully backed by foreign governments. At December 31, 2010, other domestic debt securities included $676 million of securities at amortized cost fully backed by the FDIC and foreign debt securities consisted of $2.2 billion of securities fully backed by foreign governments.

(3)	Includes preferred equity securities at amortized cost issued by FNMA of $2 million at March 31, 2011 and December 31, 2010. Balances at March 31, 2011 and December 31, 2010 reflect cumulative other-than-temporary impairment charges of $203 million.

(4)	Includes securities at amortized cost of $621 million and $622 million issued or guaranteed by FNMA at March 31, 2011 and December 31, 2010, respectively, and $907 million and $964 million issued and guaranteed by FHLMC at March 31, 2011 and December 31, 2010, respectively.

(5)	Relates to securities held by Bryant Park Funding LLC, a variable interest entity which was consolidated at December 31, 2010. See Note 17, “Variable Interest Entities” for additional information.

(6)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at March 31, 2011 and December 31, 2010.

A summary of gross unrealized losses and related fair values as of March 31, 2011 and December 31, 2010, classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value	Number of	Unrealized	Fair Value
March 31, 2011	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	37	$(470)	$13,438	-	$-	$-
U.S. Government sponsored enterprises	17	(12)	209	14	(1)	10
U.S. Government agency issued or guaranteed	64	(82)	3,996	2	(1)	2
Obligations of U.S. states and political subdivisions	26	(3)	125	5	(2)	36
Asset backed securities	2	-	-	50	(122)	489
Foreign debt securities	2	-	184	1	-	25
Equity securities	1	-	-	-	-	-

Securities available-for-sale	149	$(567)	$17,952	72	$(126)	$562

Securities held-to-maturity:
U.S. Government sponsored enterprises	24	$-	$9	1	$-	$-
U.S. Government agency issued or guaranteed	610	-	2	6	-	-
Obligations of U.S. states and political subdivisions	25	-	8	10	(1)	13
Asset backed securities	-	-	-	5	(2)	36

Securities held-to-maturity	659	$-	$19	22	$(3)	$49

HSBC USA Inc.

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2010	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	40	$(402)	$7,911	-	$-	$-
U.S. Government sponsored enterprises	14	(9)	131	13	(1)	10
U.S. Government agency issued or guaranteed	70	(80)	4,409	2	-	2
Obligations of U.S. states and political subdivisions	27	(3)	127	5	(2)	36
Asset backed securities	3	-	-	51	(134)	506
Corporate and other domestic debt securities	3	-	200	-	-	-
Foreign debt securities	-	-	-	1	-	25

Securities available-for-sale	157	$(494)	$12,778	72	$(137)	$579

Securities held-to-maturity:
U.S. Government sponsored enterprises	21	$-	$-	1	$-	$-
U.S. Government agency issued or guaranteed	570	-	2	2	-	-
Obligations of U.S. states and political subdivisions	14	-	7	12	(1)	14
Asset backed securities	-	-	-	6	(3)	44

Securities held-to-maturity	605	$-	$9	21	$(4)	$58

Gross unrealized losses within the available-for-sale portfolio increased overall in the first three months of 2011 primarily due to an increase in rates on U.S. Treasury securities. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. During the three months ended March 31, 2011, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component and changes in the non-credit portion represent a reversal of a portion of previously recorded impairment losses that were recognized in other comprehensive income. During the three months ended March 31, 2010, 19 debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates. The credit loss component of the applicable debt securities totaling $28 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income, while there was no significant losses in the non-credit component of such impaired securities reflected in AOCL and changes in the non-credit portion primarily represent a net reversal of a portion of previously recorded impairment losses recognized in other comprehensive income.

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

HSBC USA Inc.

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

For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 88 percent and 89 percent of total available-for-sale and held-to-maturity securities as of March 31, 2011 and December 31, 2010, respectively, our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

•	The recovery of the U.S. economy remains sluggish;

•	The continued weakness in the U.S. housing markets with high levels of delinquency and foreclosure;

•	A lack of traction in government sponsored programs in loan modifications;

•	A lack of refinancing activities within certain segments of the mortgage market, even at the current low interest rate environment, and the re-default rate for refinanced loans;

•	The unemployment rate remains high despite recent improvement, and consumer confidence remains low compared to historical levels;

•	The decline in the occupancy rate in commercial properties; and

•	The severity and duration of unrealized loss.

In determining whether a credit loss exists and the period over which the debt security is expected to recover, we considered the following factors:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	The level of credit enhancement provided by the structure, which includes but is not limited to credit subordination positions, over collateralization, protective triggers and financial guarantees provided by monoline wraps;

•	Changes in the near term prospects of the issuer or underlying collateral of a security such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions of the issuer, the monoline insurer or the security such as credit downgrades by the rating agencies.

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

The excess of amortized cost over the present value of expected future cash flows recognized during the three months ended March 31, 2010 on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $28 million. For the three months ended March 31, 2011 there were no other-than-temporary impairment losses recognized related to credit loss. The excess of the present value of expected future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporarily impaired securities, was $154 million at December 31, 2010. At March 31, 2011, there are no remaining non-credit component amounts recognized. Since we did not have the intention to sell the securities and had sufficient capital and liquidity to hold these securities until a full recovery of the fair value occurs, only the credit loss component was reflected in the consolidated statement of income. The non-credit component of the unrealized loss was recorded, net of taxes, in other comprehensive income (loss).

The following table summarizes the roll-forward of credit losses on debt securities that were other-than-temporarily impaired which were recognized in income:

Three Months Ended March 31,	2011	2010

	(in millions)

Credit losses at the beginning of the period	$36	$81
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	-	18
Increase in credit losses for which an other-than-temporary impairment was previously recognized	-	10
Reduction for credit losses previously recognized on sold securities	(4)	(15)
Reduction for credit losses previously recognized on held to maturity securities due to deconsolidation of VIE	(31)	-
Reduction of credit losses for increases in cash flows expected to be collected that are recognized over the remaining life of the security	-	(20)

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment may have been recognized in other comprehensive income (loss)	$1	$74

At March 31, 2011, we held 76 individual asset-backed securities in the available-for-sale portfolio, of which 23 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $420 million of the total aggregate fair value of asset-backed securities of $987 million at March 31, 2011. The gross unrealized losses on these securities were $117 million at March 31, 2011. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of March 31, 2011 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $146 million. One security wrapped by a below investment grade monoline insurance company with an aggregate fair value of $1 million was deemed to be other-than-temporarily impaired at March 31, 2011.

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

HSBC USA Inc.

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

	Gross	Gross	Net
	Realized	Realized	Realized
	Gains	(Losses)	Gains (Losses)

	(in millions)

Three months ended March 31, 2011:
Securities available-for-sale	$82	$(38)	$44
Securities held to maturity	-	-	-

	$82	$(38)	$44

Three months ended March 31, 2010:
Securities available-for-sale	$32	$(34)	$(2)
Securities held to maturity	-	(5)	(5)

	$32	$(39)	$(7)

The amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2011, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at March 31, 2011, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities

HSBC USA Inc.

outstanding at March 31, 2011. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

			After One		After Five
	Within		But Within		But Within		After Ten
Taxable Equivalent Basis	One Year		Five Years		Ten Years		Years
as of March 31, 2011	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(dollars are in millions)

Available-for-sale:
U.S. Treasury	$-	-%	$4,288	1.64%	$7,977	2.69%	$3,673	4.30%
U.S. Government sponsored enterprises	-	-	-	-	1,967	3.99	266	4.21
U.S. Government agency issued or guaranteed	-	-	1	4.73	211	4.80	17,300	3.90
Obligations of U.S. states and political subdivisions	-	-	-	-	272	4.25	297	4.48
Asset backed securities	-	-	88	5.36	6	1.40	1,004	2.95
Other domestic debt securities	359	2.05	216	0.56	-	-	-	-
Foreign debt securities	1,196	2.43	1,443	2.28	10	5.36	-	-

Total amortized cost	$1,555	2.34%	$6,036	1.81%	$10,443	3.02%	$22,540	3.94%

Total fair value	$1,577		$6,065		$10,248		$22,551

Held-to-maturity:
U.S. Government sponsored enterprises	$-	-%	$20	7.95%	$2	6.93%	$1,506	6.16%
U.S. Government agency issued or guaranteed	-	-	-	-	6	7.66	408	6.54
Obligations of U.S. states and political subdivisions	11	5.14	22	5.59	19	4.79	49	5.17
Asset backed securities	-	-	-	-	-	-	179	6.16
Foreign debt securities	-	-	-	-	-	-	-	-

Total amortized cost	$11	5.14%	$42	6.72%	$27	5.58%	$2,142	6.21%

Total fair value	$11		$46		$26		$2,346

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $119 million and $477 million, respectively, were included in other assets at March 31, 2011 and December 31, 2010.

HSBC USA Inc.

5.  Loans

Loans consisted of the following:

	March 31,	December 31,
	2011	2010

	(in millions)

Commercial loans:
Construction and other real estate	$8,281	$8,228
Business banking and middle markets enterprises	8,054	7,945
Large corporate(1)	11,878	10,745
Other commercial	2,844	3,356

Total commercial	31,057	30,274

Consumer loans:
Home equity mortgages	3,678	3,820
Other residential mortgages	13,868	13,697
Private label cards	12,014	13,296
Credit cards	10,014	10,811
Other consumer	1,087	1,171

Total consumer	40,661	42,795

Total loans	$71,718	$73,069

(1)	Includes $1.2 billion of commercial loans at December 31, 2010 related to a VIE which was consolidated at December 31, 2010.

Deferred origination costs, excluding MasterCard and Visa annual fees net of direct lending costs, totaled $86 million and $90 million at March 31, 2011 and December 31, 2010, respectively. MasterCard and Visa annual fees are netted with direct lending costs, deferred and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these loans totaled $24 million at both March 31, 2011 and December 31, 2010.

At March 31, 2011 and December 31, 2010, we had net unamortized premium on our loans of $414 million and $436 million, respectively. We amortized $143 million and $85 million of net premiums on our loans for the three months ended March 31, 2011 and 2010, respectively.

Collateralized Funding Transactions Involving Securitization There were no financings secured by private label cards or credit card receivables at March 31, 2011. Secured financings of $30 million and $120 million at December 31, 2010 were secured by $44 million and $189 million of private label cards and credit cards, respectively.

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

Purchased loans for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit has been closed were recorded upon acquisition at an amount based upon the cash flows expected to be collected (“Purchased Credit-Impaired Loans”). The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at March 31, 2011 totaled $19 million for the UP Portfolio, and is included in credit card loans. The outstanding contractual balances at March 31, 2011 for UP Portfolio were

HSBC USA Inc.

$29 million. The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at December 31, 2010 totaled $23 million for the UP Portfolio and is included in credit card loans. The outstanding contractual balances at December 31, 2010 for UP Portfolio were $36 million. Credit loss reserves of $2 million and $3 million as of March 31, 2011 and December 31, 2010, respectively, were held for the Purchased Credit-Impaired Loans due to a decrease in the expected future cash flows since the acquisition. The following summarizes the change in accretable yield associated with the Purchased Credit-Impaired Loans:

Three Months Ended March 31,	2011	2010

	(in millions)

Accretable yield at beginning of period	$(8)	$(29)
Accretable yield amortized to interest income during the period	2	7
Reclassification to non-accretable difference	-	-

Accretable yield at end of period(1)	$(6)	$(22)

(1)	At March 31, 2011, the entire remaining accretable yield is related to the UP portfolio. The accretable yield related to the GM portfolio was fully amortized to interest income during the second quarter of 2010.

Age Analysis of Past Due Loans The following table summarizes the past due status of our loans at March 31, 2011 and December 31, 2010. The aging of past due amounts are determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification.

	Days Past Due
At March 31, 2011	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans

	(in millions)

Commercial loans:
Construction and other real estate	$27	$65	$377	$469	$7,812	$8,281
Business banking and middle market enterprises	292	134	78	504	7,550	8,054
Large corporate	269	69	74	412	11,466	11,878
Other commercial	71	43	72	186	2,658	2,844

Total commercial	659	311	601	1,571	29,486	31,057

Consumer loans:
HELOC and home equity mortgages	270	55	93	418	3,260	3,678
Other residential mortgages	115	459	812	1,386	12,482	13,868
Credit card receivables:
Private label cards	418	225	243	886	11,128	12,014
Credit cards	226	163	194	583	9,431	10,014
Other consumer	9	12	34	55	1,032	1,087

Total consumer	1,038	914	1,376	3,328	37,333	40,661

Total loans	$1,697	$1,225	$1,977	$4,899	$66,819	$71,718

HSBC USA Inc.

	Days Past Due
At December 31, 2010	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans

	(in millions)

Commercial loans:
Construction and other real estate	$72	$200	$433	$705	$7,523	$8,228
Business banking and middle market enterprises	367	84	66	517	7,428	7,945
Large corporate	902	90	74	1,066	9,679	10,745
Other commercial	80	86	24	190	3,166	3,356

Total commercial	1,421	460	597	2,478	27,796	30,274

Consumer loans:
HELOC and home equity mortgages	327	83	93	503	3,317	3,820
Other residential mortgages	123	525	900	1,548	12,149	13,697
Credit card receivables:
Private label cards	475	260	295	1,030	12,266	13,296
Credit cards	312	212	250	774	10,037	10,811
Other consumer	12	14	34	60	1,111	1,171

Total consumer	1,249	1,094	1,572	3,915	38,880	42,795

Total loans	$2,670	$1,554	$2,169	$6,393	$66,676	$73,069

Nonaccrual Loans Nonaccrual loans totaled $1.9 billion and $2.0 billion at March 31, 2011 and December 31, 2010, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $26 million and $45 million for three months ended March 31, 2011 and 2010, respectively. Interest income that was included in finance and other interest income on these loans was approximately $1 million and $3 million for three months ended March 31, 2011 and 2010, respectively. For an analysis of reserves for credit losses, see Note 6, “Allowance for Credit Losses.”

HSBC USA Inc.

Nonaccrual loans and accruing receivables 90 days or more delinquent are summarized in the following table:

	March 31,	December 31,
	2011	2010

	(in millions)

Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$70	$70
Other real estate	553	529
Business banking and middle markets enterprises	107	116
Large corporate	74	74
Other commercial	12	12

Total commercial	816	801

Consumer:
Residential mortgages, excluding home equity mortgages	812	900
Home equity mortgages	93	93

Total residential mortgages	905	993
Credit card receivables	-	-
Other consumer loans	9	9

Total consumer loans	914	1,002

Nonaccrual loans held for sale	169	186

Total nonaccruing loans	1,899	1,989

Accruing loans contractually past due 90 days or more:
Total commercial:
Real Estate:
Construction and land loans	-	-
Other real estate	48	137
Business banking and middle market enterprises	37	47
Large corporate	-	-
Other commercial	13	12

Total commercial	98	196

Consumer:
Private label card receivables	243	295
Credit card receivables	194	250
Other consumer	25	25

Total consumer loans	462	570

Total accruing loans contractually past due 90 days or more	560	766

Total nonperforming loans	$2,459	$2,755

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

Troubled debt restructurings The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	March 31,	December 31,
	2011	2010

	(in millions)

TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$294	$308
Business banking and middle market enterprises	57	64
Large corporate	-	-
Other commercial	58	57

Total commercial	409	429

Consumer loans:
Residential mortgages	461	402
Private label cards	208	230
Credit cards	240	250

Total consumer	909	882

Total TDR Loans(3):	$1,318	$1,311

HSBC USA Inc.

	March 31,	December 31,
	2011	2010

	(in millions)

Allowance for credit losses for TDR Loans(4):
Commercial loans:
Construction and other real estate	$24	$44
Business banking and middle market enterprises	7	8
Large corporate	-	-
Other commercial	-	1

Total commercial	31	53

Consumer loans:
Residential mortgages	65	53
Private label cards	72	78
Credit cards	80	88

Total consumer	217	219

Total Allowance for credit losses for TDR Loans	$248	$272

(1)	TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDRs which totaled $754 million and $698 million at March 31, 2011 and December 31, 2010, respectively.

(2)	The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	March 31,	December 31,
	2011	2010

	(in millions)

Commercial loans:
Construction and other real estate	$322	$335
Business banking and middle market enterprises	109	96
Large corporate	-	-
Other commercial	60	60

Total commercial	491	491

Consumer loans:
Residential mortgages	510	431
Private label cards	205	227
Credit cards	261	276

Total consumer	976	934

Total	$1,467	$1,425

(3)	Includes balances of $214 million and $255 million at March 31, 2011 and December 31, 2010, respectively, which are classified as nonaccrual loans.

(4)	Included in the allowance for credit losses.

HSBC USA Inc.

Additional information relating to TDR Loans is presented in the table below.

	March 31,	March 31,
	2011	2010

	(in millions)

Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$301	$120
Business banking and middle market enterprises	61	18
Large corporate	-	-
Other commercial	57	61

Total commercial	419	199

Consumer loans:
Residential mortgages	434	194
Private label cards	219	223
Credit cards	245	116
Auto finance(1)	-	38

Total consumer	898	571

Total average balance of TDR Loans	$1,317	$770

Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$2	$1
Business banking and middle market enterprises	-	-
Large corporate	-	-
Other commercial	1	1

Total commercial	3	2

Consumer loans:
Residential mortgages	3	2
Private label cards	6	6
Credit cards	4	3
Auto finance(1)	-	1

Total consumer	13	12

Total interest income recognized on TDR Loans	$16	$14

(1)	In August 2010, we sold auto finance loans with an outstanding principal balance of $1.2 billion at date of sale, and other related assets to Santander Consumer USA (“SC USA”).

HSBC USA Inc.

Impaired commercial loans Impaired commercial loan statistics are summarized in the following table:

		Amount
	Amount with	without
	Impairment	Impairment	Total Impaired	Impairment
	Reserves	Reserves	Commercial Loans(1)(2)	Reserve

	(in millions)

At March 31, 2011
Construction and other real estate	$413	$406	$819	$88
Business banking and middle market enterprises	102	64	166	28
Large corporate	72	2	74	70
Other commercial	20	84	104	5

Total	$607	$556	$1,163	$191

At December 31, 2010
Construction and other real estate	$378	$377	$755	$84
Business banking and middle market enterprises	113	39	152	26
Large corporate	103	2	105	72
Other commercial	26	89	115	6

Total	$620	$507	$1,127	$188

(1)	Includes impaired commercial loans which are also considered TDR Loans as follows:

	March 31,	December 31,
	2011	2010

	(in millions)

Construction and other real estate	$294	$308
Business banking and middle market enterprises	57	64
Large corporate	-	-
Other commercial	58	57

Total	$409	$429

(2)	The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as unamortized deferred fees and costs on originated loans and any premiums or discounts. The unpaid principal balance of impaired commercial loans included in the table above are as follows:

	March 31,	December 31,
	2011	2010

	(in millions)

Construction and other real estate	$848	$782
Business banking and middle market enterprises	218	184
Large corporate	74	105
Other commercial	106	118

Total	$1,246	$1,189

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

Three Months Ended March 31,	2011	2010

	(in millions)

Average balance of impaired commercial loans:
Construction and other real estate	$787	$710
Business banking and middle market enterprises	159	146
Large corporate	89	339
Other commercial	110	197

Total average balance of impaired commercial loans	$1,145	$1,392

Interest income recognized on impaired commercial loans:
Construction and other real estate	$2	$1
Business banking and middle market enterprises	1	2
Large corporate	-	3
Other commercial	1	1

Total interest income recognized on impaired commercial loans	$4	$7

Commercial Loan Credit Quality Indicators The following credit quality indicators are monitored for our commercial loan portfolio:

Criticized asset classifications These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. Criticized assets for commercial loans are summarized in the following table:

	Special Mention	Substandard	Doubtful	Total

	(in millions)

At March 31, 2011
Construction and other real estate	$1,499	$1,109	$158	$2,766
Business banking and middle market enterprises	402	443	16	861
Large corporate	247	379	74	700
Other commercial	131	105	9	245

Total	$2,279	$2,036	$257	$4,572

At December 31, 2010
Construction and other real estate	$1,324	$1,230	$115	$2,669
Business banking and middle market enterprises	465	504	5	974
Large corporate	260	386	74	720
Other commercial	235	140	8	383

Total	$2,284	$2,260	$202	$4,746

HSBC USA Inc.

Nonperforming The status of our commercial loan portfolio is summarized in the following table:

			Accruing Loans
	Performing	Nonaccrual	Contractually Past
	Loans	Loans	Due 90 days or More	Total

	(in millions)

At March 31, 2011
Commercial:
Construction and other real estate	$7,610	$623	$48	$8,281
Business banking and middle market enterprise	7,910	107	37	8,054
Large corporate	11,804	74	-	11,878
Other commercial	2,819	12	13	2,844

Total commercial	$30,143	$816	$98	$31,057

At December 31, 2010
Commercial:
Construction and other real estate	$7,492	$599	$137	$8,228
Business banking and middle market enterprise	7,782	116	47	7,945
Large corporate	10,671	74	-	10,745
Other commercial	3,332	12	12	3,356

Total commercial	$29,277	$801	$196	$30,274

Credit risk profile The following table shows the credit risk profile of our commercial loan portfolio at March 31, 2011 and December 31, 2010:

	Investment Grade(1)	Non-Investment Grade	Total

	(in millions)

At March 31, 2011
Construction and other real estate	$2,303	$5,978	$8,281
Business banking and middle market enterprises	3,226	4,828	8,054
Large corporate	7,546	4,332	11,878
Other commercial	352	2,492	2,844

Total commercial	$13,427	$17,630	$31,057

At December 31, 2010
Construction and other real estate	$1,900	$6,328	$8,228
Business banking and middle market enterprises	2,866	5,079	7,945
Large corporate	6,808	3,937	10,745
Other commercial	855	2,501	3,356

Total commercial	$12,429	$17,845	$30,274

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators The following credit quality indicators are monitored for our consumer loan portfolio:

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan portfolio:

	March 31, 2011		December 31, 2010
	Dollars of	Delinquency	Dollars of	Delinquency
	Delinquency	Ratio	Delinquency	Ratio

	(dollars are in millions)

Consumer:
Residential mortgage, excluding home equity mortgages	$1,164	7.96%	$1,248	8.52%
Home equity mortgages	168	4.57	182	4.76

Total residential mortgages	1,332	7.28	1,430	7.74
Private label card receivables	336	2.80	403	3.03
Credit card receivables	267	2.67	339	3.13
Other consumer	36	3.08	36	2.88

Total consumer	$1,971	4.75%	$2,208	5.04%

Nonperforming The status of our consumer loan portfolio is summarized in the following table:

			Accruing Loans
	Performing	Nonaccrual	Contractually Past
	Loans	Loans	Due 90 days or More	Total

	(in millions)

At March 31, 2011
Consumer:
Residential mortgage, excluding home equity mortgages	$13,056	$812	$-	$13,868
Home equity mortgages	3,585	93	-	3,678

Total residential mortgages	16,641	905	-	17,546
Private label card receivables	11,771	-	243	12,014
Credit card receivables	9,820	-	194	10,014
Other consumer	1,053	9	25	1,087

Total consumer	$39,285	$914	$462	$40,661

At December 31, 2010
Consumer:
Residential mortgage, excluding home equity mortgages	$12,797	$900	$-	$13,697
Home equity mortgages	3,727	93	-	3,820

Total residential mortgages	16,524	993	-	17,517
Private label card receivables	13,001	-	295	13,296
Credit card receivables	10,561	-	250	10,811
Other consumer	1,137	9	25	1,171

Total consumer	$41,223	$1,002	$570	$42,795

HSBC USA Inc.

Troubled debt restructurings See discussion of impaired loans above for further details on this credit quality indicator.

Concentrations of Credit Risk Our loan portfolio includes the following types of loans:

•	High loan-to-value (“LTV”) loans – Certain residential mortgages on primary residences with LTV ratios equal to or exceeding 90 percent at the time of origination and no mortgage insurance, which could result in the potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required.

•	Adjustable rate mortgage (“ARM”) loans – A loan which allows us to adjust pricing on the loan in line with market movements. A customer’s financial situation and the general interest rate environment at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after the adjustment.

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at March 31, 2011 and December 31, 2010, respectively.

	March 31,	December 31,
	2011	2010

	(in billions)

Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.2	$1.2
Interest-only residential mortgage loans	2.8	2.7
ARM loans(2)	8.1	7.8

(1)	Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $111 million and $125 million of sub-prime residential mortgage loans held for sale at March 31, 2011 and December 31, 2010, respectively.

(2)	ARM loan balances above exclude $61 million and $99 million of sub-prime residential mortgage loans held for sale at March 31, 2011 and December 31, 2010, respectively. During the remainder of 2011 and during 2012, approximately $333 million and $395 million, respectively, of these ARM loans will experience their first interest rate reset.

HSBC USA Inc.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude closed end first lien loans held for sale of $763 million and $1.0 billion at March 31, 2011 and December 31, 2010, respectively.

	March 31,	December 31,
	2011	2010

	(in millions)

Closed end:
First lien	$13,868	$13,697
Second lien	408	437
Revolving:
Second lien	3,270	3,383

Total	$17,546	$17,517

6.  Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

Three Months Ended March 31,	2011	2010

	(in millions)

Balance at beginning of period	$2,170	$3,861
Provision for credit losses	106	211
Charge-offs	(535)	(934)
Recoveries	90	82
Other	1	4

Balance at end of period	$1,832	$3,224

HSBC USA Inc.

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three months ended March 31, 2011 and 2010:

	Commercial				Consumer
		Business			Residential
		Banking			Mortgage,
	Construction	and Middle			Excl Home	Home	Private
	and Other	Market	Large	Other	Equity	Equity	Label	Credit	Auto	Other
	Real Estate	Enterprises	Corporate	Comm’l	Mortgages	Mortgages	Card	Card	Finance	Consumer	Total

	(in millions)

Three Months Ended March 31, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$45	$167	$77	$752	$606	$-	$32	$2,170
Provision charged to income	(28)	(2)	(5)	(6)	21	10	51	61	-	4	106
Charge offs	(4)	(13)	-	(5)	(26)	(20)	(225)	(229)	-	(13)	(535)
Recoveries	6	2	-	1	1	-	46	31	-	3	90

Net charge offs	2	(11)	-	(4)	(25)	(20)	(179)	(198)	-	(10)	(445)
Other	-	-	-		-	-	-	1	-	-	1

Allowance for credit losses – end of period	$217	$119	$111	$35	$163	$67	$624	$470	$-	$26	$1,832

Ending balance: collectively evaluated for impairment	$129	$91	$41	$30	$102	$63	$552	$388	$-	$26	$1,422
Ending balance: individually evaluated for impairment	88	28	70	5	61	4	72	80	-	-	408
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	2	-	-	2

Total allowance for credit losses	$217	$119	$111	$35	$163	$67	$624	$470	$-	$26	$1,832

Loans:
Collectively evaluated for impairment	$7,462	$7,888	$11,804	$2,740	$12,668	$3,669	$11,806	$9,753	$-	$1,087	$68,877
Individually evaluated for impairment(1)	819	166	74	104	452	9	208	240	-	-	2,072
Loans carried at net realizable value	-	-	-	-	748	-	-	-	-	-	748
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	21	-	-	21

Total loans	$8,281	$8,054	$11,878	$2,844	$13,868	$3,678	$12,014	$10,014	$-	$1,087	$71,718

Three Months Ended March 31, 2010:
Allowance for credit losses – beginning of period	$303	$184	$301	$150	$347	$185	$1,184	$1,106	$36	$65	$3,861
Provision charged to income	2	3	(77)	(1)	(19)	(21)	109	190	25	-	211
Charge offs	(16)	(28)	(4)	(61)	(49)	(36)	(335)	(360)	(24)	(21)	(934)
Recoveries	3	6	-	1	1	-	42	25	-	4	82

Net charge offs	(13)	(22)	(4)	(60)	(48)	(36)	(293)	(335)	(24)	(17)	(852)
Other	-	-	-	1	-	-	-	3	-	-	4

Allowance for credit losses – end of period	$292	$165	$220	$90	$280	$128	$1,000	$964	$37	$48	$3,224

Ending balance: collectively evaluated for impairment	$187	$141	$85	$49	$231	$125	$944	$921	$25	$48	$2,756
Ending balance: individually evaluated for impairment(1)	105	24	135	41	49	3	56	32	12	-	457
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	11	-	-	11

Total allowance for credit losses	$292	$165	$220	$90	$280	$128	$1,000	$964	$37	$48	$3,224

Loans:
Collectively evaluated for impairment	$8,071	$6,852	$10,600	$2,863	$12,666	$4,039	$13,236	$11,574	$1,409	$1,371	$72,681
Individually evaluated for impairment	723	147	233	148	222	7	230	130	44	-	1,884
Loans carried at net realizable value	-	-	-	-	624	-	-	-	-	-	624
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	109	-	-	109

Total loans	$8,794	$6,999	$10,833	$3,011	$13,512	$4,046	$13,466	$11,813	$1,453	$1,371	$75,298

(1)	For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans.

HSBC USA Inc.

7.  Loans Held for Sale

Loans held for sale consisted of the following:

	March 31,	December 31,
	2011	2010

	(in millions)

Commercial loans	$845	$1,356

Consumer loans:
Residential mortgages	763	954
Other consumer	80	80

Total consumer	843	1,034

Total loans held for sale	$1,688	$2,390

We originate and syndicate commercial loans in connection with our participation in a number of leveraged acquisition finance transactions. A substantial majority of these loans are originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at March 31, 2011 and December 31, 2010. The fair value of commercial loans held for sale under this program was $542 million and $1.0 billion at March 31, 2011 and December 31, 2010, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. We also have provided foreign currency denominated loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. The fair value of these commercial loans under this program was $271 million and $273 million at March 31, 2011 and December 31, 2010, respectively. See Note 11, “Fair Value Option,” for additional information.

Residential mortgage loans held for sale include sub-prime residential mortgage loans with a fair value of $304 million and $391 million at March 31, 2011 and December 31, 2010, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises.

Other consumer loans held for sale consist of student loans.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of cost or fair value. While the initial book value of loans held for sale continued to exceed fair value at March 31, 2011, we experienced a decrease in the valuation allowance during 2011 due primarily to loan sales. The valuation allowance on loans held for sale was $377 million and $435 million at March 31, 2011 and December 31, 2010, respectively.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which is included in net interest income and residential mortgage banking revenue (loss) in the consolidated statement of income, were losses of $12 million and $6 million during the three months ended March 31, 2011 and 2010, respectively.

HSBC USA Inc.

8.  Intangible Assets

Intangible assets consisted of the following:

	March 31,	December 31,
	2011	2010

	(in millions)

Mortgage servicing rights	$404	$403
Other	21	21

Intangible assets	$425	$424

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

MSRs are subject to credit, prepayment and interest rate risk, in that their value will fluctuate as a result of changes in these economic variables. Interest rate risk is mitigated through an economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail in the 2010 Form 10-K.

Residential mortgage servicing rights Residential MSRs are initially measured at fair value at the time that the related loans are sold and are remeasured at fair value at each reporting date (the fair value measurement method). Changes in fair value of the asset are reflected in residential mortgage banking revenue in the period in which the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows, including current costs of servicing. The reasonableness of these valuation models is periodically validated by reference to external independent broker valuations and industry surveys.

Fair value of residential MSRs is calculated using the following critical assumptions:

	March 31,	December 31,
	2011	2010

Annualized constant prepayment rate (“CPR”)	13.5%	14.1%
Constant discount rate	13.8%	13.6%
Weighted average life	5.1 years	4.9 years

Residential MSRs activity is summarized in the following table:

Three Months Ended March 31,	2011	2010

	(in millions)

Fair value of MSRs:
Beginning balance	$394	$450
Additions related to loan sales	16	16
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	5	5
Realization of cash flows	(19)	(27)

Ending balance	$396	$444

HSBC USA Inc.

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	March 31,	December 31,
	2011	2010

	(in millions)

Outstanding principal balances at period end	$43,579	$44,407

Custodial balances maintained and included in noninterest bearing deposits at period end	$725	$960

Servicing fees collected are included in residential mortgage banking revenue and totaled $28 million and $32 million during the three months ended March 31, 2011 and 2010, respectively.

Commercial Mortgage Servicing Rights Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $8 million and $9 million at March 31, 2011 and December 31, 2010.

Other Intangible Assets Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $15 million and $16 million at March 31, 2011 and December 31, 2010, respectively, and customer lists in the amount of $6 million and $5 million at March 31, 2011 and December 31, 2010, respectively.

9.  Goodwill

Goodwill was $2.6 billion at March 31, 2011 and December 31, 2010, and includes accumulated impairment losses of $54 million.

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

HSBC USA Inc.

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

For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net gains of $10 million and $5 million during the three months ended March 31, 2011 and 2010, respectively, which are reported in other income in the consolidated statement of income which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying value of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which decreased the carrying value of our debt by $40 million and increased the carrying value of our debt by $27 million during the three months ended March 31, 2011 and 2010, respectively. We amortized $3 million and $2 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three months ended March 31, 2011 and 2010, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying value of our debt of $64 million and $73 million as of March 31, 2011 and December 31, 2010, respectively. Basis adjustments for active fair value hedges of available-for-sale securities decreased the carrying value of the securities by $36 million and increased the carrying value of the securities by $23 million during the three months ended March 31, 2011 and 2010, respectively. Total accumulated unamortized basis adjustments amounted to a decrease in carrying value of $31 million and an increase in carrying value of $71 million as of March 31, 2011 and December 31, 2010, respectively.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010

	(in millions)

Interest rate contracts	Other assets	$146	$140	Interest, taxes & other liabilities	$114	$164

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of income.

		Amount of Gain
		(Loss)
		Recognized
	Location of Gain (Loss)	in Income on
	Recognized in Income on	Derivatives
Three Months Ended March 31,	Derivatives	2011	2010

		(in millions)

Interest rate contracts	Other income	$45	$(13)
Interest rate contracts	Interest income	(3)	18

Total		$42	$5

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income.

	Gain (Loss) on		Gain (Loss) on		Gain (Loss) on		Gain (Loss) on
	Derivative		Hedged Items		Derivative		Hedged Items
	Interest		Interest		Interest		Interest
	Income	Other	Income	Other	Income	Other	Income	Other
	(Expense)	Income	(Expense)	Income	(Expense)	Income	(Expense)	Income

Three Months Ended March 31,	2011				2010

				(in millions)

Interest rate contracts/AFS securities	$(9)	$52	$132	$(47)	$(2)	$(39)	$43	$38
Interest rate contracts/commercial loans	(5)	-	-	(1)	-	-	1	(1)
Interest rate contracts/subordinated debt	11	(7)	(18)	13	20	26	(40)	(19)

Total	$(3)	$45	$114	$(35)	$18	$(13)	$4	$18

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

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in accumulated other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is recognized in earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative will continue to be reported in accumulated other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into earnings. As of March 31, 2011 and December 31, 2010, active cash flow hedge relationships extend or mature through February 2031 and December 2012, respectively. During the three months ended March 31, 2011 and 2010, $2 million and $3 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $8 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010

	(in millions)

Interest rate contracts	Other assets	$-	$-	Interest, taxes & other liabilities	$27	$18

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges and their locations on the income statement.

Gain (Loss)
Recognized
						Location of Gain	in Income
	Gain (Loss)			Gain (Loss)		(Loss)	on the
	Recognized			Reclassified		Recognized	Derivative
	in AOCL on		Location of Gain	From AOCL		in Income	(Ineffective
	Derivative		(Loss) Reclassified	into Income		on the Derivative	Portion and Amount
	(Effective		from AOCL	(Effective		(Ineffective Portion and	Excluded from
	Portion)		into Income (Effective	Portion)		Amount Excluded from	Effectiveness Testing)
Three Months Ended March 31,	2011	2010	Portion)	2011	2010	Effectiveness Testing)	2011	2010

(in millions)

Interest rate contracts	$(8)	$7	Other income	$(2)	$(3)	Other income	$-	$-

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

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income while the derivative asset or liability positions are reflected as other assets or other liabilities. As of March 31, 2011, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (expense). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

HSBC USA Inc.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010

	(in millions)

Interest rate contracts	Trading assets	$27,564	$32,047	Trading liabilities	$28,216	$32,526
Foreign exchange contracts	Trading assets	17,249	16,367	Trading liabilities	17,523	16,742
Equity contracts	Trading assets	961	950	Trading liabilities	989	986
Precious Metals contracts	Trading assets	887	1,004	Trading liabilities	1,738	2,073
Credit contracts	Trading assets	11,676	12,766	Trading liabilities	11,380	12,506
Other	Trading assets	1	4	Trading liabilities	1	23

Total		$58,338	$63,138		$59,847	$64,856

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the fair value of derivative instruments held for other purposes and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010

	(in millions)

Interest rate contracts	Other assets	$370	$420	Interest, taxes & other liabilities	$93	$82
Foreign exchange contracts	Other assets	75	96	Interest, taxes & other liabilities	6	4
Equity contracts	Other assets	153	221	Interest, taxes & other liabilities	5	10
Credit contracts	Other assets	2	2	Interest, taxes & other liabilities	16	17

Total		$600	$739		$120	$113

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the statement of income.

		Amount of Gain
		(Loss)
		Recognized in
		Income on
		Derivatives
	Location of Gain (Loss)	Three Months
	Recognized in Income on	Ended March 31,
	Derivatives	2011	2010

		(in millions)

Interest rate contracts	Trading revenue	$26	$(53)
Foreign exchange contracts	Trading revenue	175	(108)
Equity contracts	Trading revenue	1	14
Precious Metals contracts	Trading revenue	(31)	165
Credit contracts	Trading revenue	(12)	(33)
Other	Trading revenue	9	21

Total		$168	$6

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the statement of income.

		Amount of Gain (Loss)
		Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Three Months
	Recognized in Income	Ended March 31,
	on Derivatives	2011	2010

		(in millions)

Interest rate contracts	Other income	$(6)	$57
Foreign exchange contracts	Other income	(24)	(10)
Equity contracts	Other income	102	142
Credit contracts	Other income	(2)	(9)
Other	Other income	-	-

Total		$70	$180

Credit-Risk Related Contingent Features We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of March 31, 2011, is $4.6 billion for which we have posted collateral of $7.2 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2010, is $5.1 billion for which we have posted collateral of $7.3 billion. Substantially all of the collateral posted is in the form of cash which is reflected in either interest bearing deposits with banks or other assets. See Note 18, “Guarantee Arrangements and Pledged Assets,” for further details.

In the event of a credit downgrade, we do not expect HSBC Bank USA’s long-term ratings to go below A2 and A+ or the short-term ratings to go below P-2 and A-1 by Moody’s and S&P, respectively. The following tables summarize

HSBC USA Inc.

our obligation to post additional collateral (from the current collateral level) in certain hypothetical commercially reasonable downgrade scenarios. It is not appropriate to accumulate or extrapolate information presented in the table below to determine our total obligation because the information presented to determine the obligation in hypothetical rating scenarios is not mutually exclusive.

Moody’s	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2

	(in millions)

P-1	$-	$6	$69
P-2	57	59	117

S&P	Long-Term Ratings
Short-Term Ratings	AA	AA−	A+

	(in millions)

A-1+	$-	$175	$178
A-1	79	255	257

We would be required to post $86 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	March 31,	December 31,
	2011	2010

	(in billions)

Interest rate:
Futures and forwards	$224.8	$356.9
Swaps	1,795.4	1,773.0
Options written	59.8	62.9
Options purchased	61.6	63.9

	2,141.6	2,256.7

Foreign Exchange:
Swaps, futures and forwards	724.4	603.3
Options written	29.5	22.0
Options purchased	30.3	22.3
Spot	94.6	56.5

	878.8	704.1

Commodities, equities and precious metals:
Swaps, futures and forwards	35.0	36.1
Options written	8.6	9.1
Options purchased	16.2	16.4

	59.8	61.6

Credit derivatives	714.4	701.0

Total	$3,794.6	$3,723.4

HSBC USA Inc.

11.  Fair Value Option

We report our results to HSBC in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). We have elected to apply fair value option accounting to selected financial instruments in most cases to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify the accounting model applied to those financial instruments. We elected to apply fair value option (“FVO”) reporting to certain commercial loans including commercial leveraged acquisition finance loans and related unfunded commitments, certain fixed rate long-term debt issuances and hybrid instruments which include all structured notes and structured deposits. Changes in fair value for these assets and liabilities are reported as gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.

Loans We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of March 31, 2011, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $542 million carried at fair value had an aggregate unpaid principal balance of $567 million. As of December 31, 2010, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $1.0 billion carried at fair value had an aggregate unpaid principal balance of $1.1 billion.

We provided foreign currency denominated loans to a third party for which we simultaneously entered into a series of derivative transactions to hedge certain risks associated with these loans. We elected to apply fair value option to these loans which allows us to account for them in a manner which is consistent with how the instruments are managed. At March 31, 2011, these commercial foreign currency denominated loans for which we elected fair value option had a fair value of $271 million and an unpaid principal balance of $270 million. At December 31, 2010, these commercial foreign currency denominated loans for which we elected fair value option had a fair value of $273 million and an unpaid principal balance of $270 million.

These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of March 31, 2011 and December 31, 2010, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.

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

Fixed-rate debt accounted for under FVO at March 31, 2011 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Fixed-rate debt accounted for under FVO at December 31, 2010 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments We elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of March 31, 2011, interest bearing deposits in domestic offices included $8.3 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $8.3 billion. As of December 31, 2010, interest bearing deposits in domestic offices included $7.4 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $7.4 billion. Long-term debt at March 31, 2011 included structured notes of $3.7 billion accounted for under FVO which had an unpaid principal balance of $3.5 billion. Long-term debt at December 31, 2010 included structured notes of $3.7 billion accounted for under FVO which had an unpaid principal balance of $3.4 billion. Interest on this

HSBC USA Inc.

debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below

Components of Gain on Instruments at Fair Value and Related Derivatives Gain (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to both interest and credit risk as well as the mark-to-market adjustment on derivatives related to the debt designated at fair value and net realized gains or losses on these derivatives. The components of gain (loss) on instruments designated at fair value and related derivatives related to the changes in fair value of fixed rate debt accounted for under FVO are as follows:

	Three Months Ended March 31,
	2011				2010
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$(1)	$36	$(119)	$(84)	$1	$(9)	$(174)	$(182)
Credit risk component	31	(29)	15	17	(6)	11	23	28

Total mark-to-market on financial instruments designated at fair value	30	7	(104)	(67)	(5)	2	(151)	(154)
Net realized gains on the financial instrument	4	-	-	4	-	-	-	-
Mark-to-market on the related derivatives	-	(39)	106	67	5	10	164	179
Net realized gain (losses) on the related long-term debt derivatives	-	17	-	17	-	21	-	21

Gain (loss) on instruments designated at fair value and related derivatives	$34	$(15)	$2	$21	$-	$33	$13	$46

12.  Income Taxes

The following table presents our effective tax rates.

Three Months Ended March 31,	2011		2010

	(dollars are in millions)

Tax expense (benefit) at the U.S. federal statutory income tax rate	$197	35.0%	$300	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	21	3.6	4	.5
Adjustment of tax rate used to value deferred taxes	26	4.7	(1)	(.2)
Valuation allowance on deferred tax assets	(135)	(24.1)	13	1.5
Tax exempt interest income	(3)	(.5)	(1)	(.1)
Low income housing and other tax credits	(21)	(3.8)	(22)	(2.5)
Uncertain tax provision	-	-	22	2.5
Other	(3)	(.4)	(1)	(.1)

Effective tax rate	$82	14.5%	$314	36.6%

The effective tax rate for the three months ended March 31, 2011 was primarily impacted by a release of valuation allowance previously established on foreign tax credits, utilization of low income housing tax credits, state taxes and the change in state tax rates used to value deferred taxes. The effective tax rate for the three months ended March 31, 2010 reflects a substantially higher level of pre-tax income, an increased level of low income housing tax credits and an adjustment of uncertain tax positions.

HSBC USA Inc.

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

During the first quarter of 2011, the HNAH Group identified an additional tax planning strategy that provides support for the realization of the deferred tax assets recorded on its foreign tax credits and certain state related deferred tax assets. The use of foreign tax credits is limited by the HNAH Group’s U.S. tax liability and the availability of foreign source income. The tax planning strategy includes the purchase of foreign bonds and REMIC residual interests. These purchases are expected to generate sufficient taxable foreign source income that will allow for the utilization of the foreign tax credits before the credits expire and recognition of certain state deferred tax assets.

Notwithstanding the above, the HNAH Group has valuation allowances against certain state tax loss carryforwards for which the aforementioned tax planning strategies do not provide appropriate support.

HSBC USA Inc.

HNAH Group valuation allowances are allocated to the principal subsidiaries, including us. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity’s relative contribution to the growth of the HSBC North America consolidated deferred tax asset against which the valuation allowance is being recorded.

If future results differ from the HNAH Group’s current forecasts or the tax planning strategies were to change, a valuation allowance against some or all of the remaining net deferred tax assets may need to be established which could have a material adverse effect on our results of operations, financial condition and capital position. The HNAH Group will continue to update its assumptions and forecasts of future taxable income, including relevant tax planning strategies, and assess the need for such incremental valuation allowances.

Absent the capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, would be required to record a valuation allowance against the remaining deferred tax assets.

HSBC USA Inc. Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, net of both deferred tax liabilities and valuation allowances, totaled $1.3 billion and $1.2 billion as of March 31, 2011 and December 31, 2010, respectively.

The Internal Revenue Service began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion in 2011. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision. As a result of a recent state court decision in April 2011, we no longer believe that we can uphold the more likely than not conclusion taken on one of these uncertain tax positions. Therefore, tax reserves of approximately $123 million and related accrued interest expense of $63 million will be recorded in the second quarter of 2011 as required by U.S. GAAP to recognize the estimated tax exposure on this matter.

13.  Pensions and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC USA Inc.:

Three Months Ended March 31,	2011	2010

	(in millions)

Service cost – benefits earned during the period	$4	$5
Interest cost on projected benefit obligation	18	17
Expected return on assets	(20)	(15)
Recognized losses	10	9
Amortization of prior service cost	(1)	(1)

Net periodic pension cost	$11	$15

Pension expense declined in 2011 due to higher returns on plan assets due to higher asset levels including additional contributions to the plan as well as lower service cost and interest cost as a result of a decrease in the number of active participants in the Plan.

HSBC USA Inc.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

Three Months Ended March 31,	2011	2010

	(in millions)

Interest cost	$1	$1
Amortization of transition obligation	1	-

Net periodic postretirement benefit cost	$2	$1

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

	March 31,	December 31,
	2011	2010

	(in millions)

Assets:
Cash and due from banks	$262	$137
Interest bearing deposits with banks	1,526	1,287
Federal funds sold and securities purchased under resale agreements	372	534
Trading assets(1)	15,190	16,575
Loans	2,247	1,060
Other	1,618	655

Total assets	$21,215	$20,248

Liabilities:
Deposits	$15,743	$10,337
Trading liabilities(1)	17,508	19,211
Short-term borrowings	5,301	3,326
Other	2,158	1,553

Total liabilities	$40,710	$34,427

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

Three Months Ended March 31,	2011	2010

	(in millions)

Income/(Expense):
Interest income	$13	$36
Interest expense	(13)	(10)

Net interest income	$-	$26

HSBC affiliate income:
Fees and commissions:
HSBC Finance	$19	$2
HSBC Markets (USA) Inc. (“HMUS”)	2	3
Other HSBC affiliates	19	18
Fees on transfers of refund anticipation loans to HSBC Finance	-	4
Other HSBC affiliates income	6	6

Total affiliate income	$46	$33

Support services from HSBC affiliates:
HSBC Finance	$154	$224
HMUS	59	83
HSBC Technology & Services (USA) Inc. (“HTSU”)	206	172
Other HSBC affiliates	42	31

Total support services from HSBC affiliates	$461	$510

Stock based compensation expense with HSBC	$9	$11

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

The following table summarizes the private label card, private label commercial and closed end loans, credit card (including the GM and UP credit card portfolios) and real estate secured loans serviced for us by HSBC Finance as well as the daily loans purchased during the three months ended March 31, 2011 and 2010:

	Private Label		Credit Cards

		Commercial and
		Closed	General	Union		Residential
	Cards	End Loans(1)	Motors	Privilege	Other	Mortgage	Total

				(in billions)

Loans serviced by HSBC Finance:
March 31, 2011	$11.9	$.3	$4.1	$3.8	$1.8	$1.5	$23.4
December 31, 2010	13.1	.4	4.5	4.1	2.0	1.5	25.6
Total loans purchased on a daily basis from HSBC Finance during:
Three months ended March 31, 2011	3.2	-	3.1	.7	.9	-	7.9
Three months ended March 31, 2010	3.0	-	3.1	.7	1.0	-	7.8

(1)	Private label commercial are included in other commercial loans and private label closed end loans are included in other consumer loans in Note 5, “Loans.”

Fees paid for servicing these loan portfolios totaled $150 million and $164 million during the three months ended March 31, 2011 and 2010, respectively.

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

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three months ended March 31, 2011 and 2010, we paid $2 million and $1 million, respectively, for services we received from HSBC Finance and received $2 million and $2 million, respectively, for services we provided to HSBC Finance.

•	In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of a subsidiary of HSBC Bank USA. These employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing

HSBC USA Inc.

these services. During the three months ended March 31, 2011, we received servicing revenue from HSBC Finance of $17 million.

•	Excluding the servicing fees paid for the loan portfolios discussed above, support services from HSBC affiliates also includes charges by HSBC Finance under various service level agreements for the servicing of certain tax refund anticipation loans as more fully discussed below, as well as other operational and administrative support. Fees paid for these services totaled $4 million and $60 million during the three months ended March 31, 2011 and 2010, respectively.

•	Prior to 2011, our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), historically have been the originating lenders on behalf of HSBC Finance for a federal income tax refund anticipation loan program for clients of a single third party tax preparer which was managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD historically processed applications, funded and subsequently transferred a portion of these loans to HSBC Finance. Prior to 2010, all loans were transferred to HSBC Finance. In 2010, we kept a portion of these loans on our balance sheet and earned a fee. The loans kept were transferred to HSBC Finance at par only upon reaching a defined delinquency status. We paid HSBC Finance a fee to service the loans we retained on our balance sheet and to assume the credit risk associated with these receivables. HSBC Bank USA and HTCD originated approximately $9.3 billion of loans during the three months ended March 31, 2010, of which $3.1 billion was transferred to HSBC Finance. During the three months ended March 31, 2010, we received fees of $4 million for the loans we originated and sold to HSBC Finance. Fees earned on the loans retained on balance sheet and fees paid to HSBC Finance for servicing and assuming the credit risk for these loans totaled $62 million and $56 million, respectively, during the three months ended March 31, 2010.

In December 2010, as a result of Internal Revenue Service decisions to stop providing information regarding certain unpaid taxpayer obligations which historically served as a significant part of the underwriting process, it was determined that tax refund anticipation loans could no longer be offered in a safe and sound manner and, therefore, we would no longer offer these loans and other related products going forward. These products have historically had an insignificant impact to our results of operations.

•	Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at March 31, 2011 and December 31, 2010.

•	We extended a secured $1.5 billion uncommitted 364 day credit facility to certain subsidiaries of HSBC Finance in December 2009. This facility was renewed for an additional 364 days in December 2010. There were no balances outstanding at March 31, 2011 and December 31, 2010.

•	We extended a $1.0 billion committed unsecured 364 day credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2009. This facility was renewed for an additional 364 days in December 2010. There were no balances outstanding at March 31, 2011 and December 31, 2010.

•	We serviced a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.5 billion at December 31, 2009. During 2010, we transferred servicing of this portfolio back to HSBC Finance and, as a result, no longer service any loans for HSBC Finance. The servicing fee income for servicing this portfolio was $.3 million during the three months ended March 31, 2010 which is included in residential mortgage banking revenue in the consolidated statement of income.

•	In the third quarter of 2009, we purchased $106 million of Low Income Housing Tax Credit Investment Funds from HSBC Finance.

Transactions Conducted with HMUS

•	We utilize HSBC Securities (USA) Inc. (“HSI”) for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are

HSBC USA Inc.

deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

•	We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.3 billion at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, $1.6 billion and $867 million, respectively, was outstanding on these loans and lines. Interest income on these loans and lines totaled $2 million and $5 million during the three months ended March 31, 2011 and 2010, respectively.

Other Transactions with HSBC Affiliates

•	In January 2011, we agreed to acquire Halbis Capital Management (USA) Inc (Halbis), an asset management business, from an affiliate, Halbis Capital Management (UK) Ltd. as part of a reorganization which resulted in an increase to additional paid-in-capital of approximately $21 million.

•	In June 2010, we sold certain securities with a book value of $302 million to HSBC Bank plc and recognized a pre-tax loss of $40 million.

•	HNAH extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 28, 2014 with interest due quarterly beginning in November 2009. Interest expense on this note totaled $4 million during the three months ended March 31, 2011 and 2010.

•	We have a committed unused line of credit with HSBC Bank plc of $2.5 billion at March 31, 2011 and December 31, 2010.

•	We have an uncommitted unused line of credit with HSBC North America Inc. (“HNAI”) of $150 million at March 31, 2011 and December 31, 2010.

•	We have extended loans and lines of credit to various other HSBC affiliates totaling $460 million at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010 there were no amounts outstanding on these loans and lines of credit. Interest income on these lines totaled $3 million during the three months ended March 31, 2010.

•	Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. No such commercial paper was held at March 31, 2011. At December 31, 2010, we held $75 million of commercial paper issued by an HSBC affiliate sponsored ABCP conduit.

•	We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $806.6 billion and $774.1 billion at March 31, 2011 and December 31, 2010, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $15.2 billion and $16.6 billion at March 31, 2011 and December 31, 2010, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

•	In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (“LSS”) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HSBC Bank USA by transferring the volatility to the affiliate. The recorded fair value of derivative assets related to these derivative transactions was approximately $11 million and $25 million at March 31, 2011 and December 31, 2010, respectively.

•	Technology and some centralized operational services including human resources, finance, treasury, corporate affairs, compliance, legal, tax and other shared services in North America are centralized within HTSU.

HSBC USA Inc.

Technology related assets and software purchased are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of income.

•	Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 13, “Pension and Other Postretirement Benefits.”

•	Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $9 million and $11 million during the three months ended March 31, 2011 and 2010, respectively.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $6 million and $7 million during the three months ended March 31, 2011 and 2010, respectively, are included as a component of Support services from HSBC affiliates in the consolidated statement of income and the table above. Prior to 2011, billing for these services was processed by HTSU.

•	We did not pay any dividends to our immediate parent, HNAI, on our common stock during the three months ended March 31, 2011 and 2010.

15.  Regulatory Capital

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	March 31, 2011				December 31, 2010

	Capital	Well-Capitalized		Actual	Capital	Well-Capitalized		Actual
	Amount	Minimum Ratio(1)		Ratio	Amount	Minimum Ratio(1)		Ratio

				(dollars are in millions)

Total capital ratio:
HSBC USA Inc.	$22,880	10.00%		18.72%	$22,070	10.00%		18.14%
HSBC Bank USA	23,217	10.00		19.22	22,177	10.00		18.41
Tier 1 capital ratio:
HSBC USA Inc.	15,158	6.00		12.40	14,355	6.00		11.80
HSBC Bank USA	16,011	6.00		13.25	14,970	6.00		12.43
Tier 1 leverage ratio:
HSBC USA Inc.	15,158	3.00	(2)	8.03	14,355	3.00	(2)	7.87
HSBC Bank USA	16,011	5.00		8.59	14,970	5.00		8.28
Risk weighted assets:
HSBC USA Inc.	122,247				121,645
HSBC Bank USA	120,795				120,473

(1)	HSBC USA Inc and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

We did not receive any cash capital contributions from our immediate parent, HNAI, during the first three months of 2011.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA

HSBC USA Inc.

holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets, of which $103 million was sold during the first quarter of 2010. Capital ratios and amounts at March 31, 2011 and December 31, 2010 in the table above reflect this reporting. At March 31, 2011, the remaining purchased receivables subject to this requirement totaled $2.8 billion of which $583 million are considered to be low-quality assets.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At March 31, 2011 and December 31, 2010, deferred tax assets of $50 million and $360 million, respectively, were excluded in the computation of regulatory capital.

16.  Business Segments

As discussed in our 2010 Form 10-K, we initiated a process in late 2010 to re-evaluate the financial information used to manage our business including the scope and content of the financial data being reported to our management. During the first quarter of 2011, we completed our evaluation and decided we would no longer manage and evaluate the performance of the receivables purchased from HSBC Finance as a separate operating segment. Rather, we would manage and evaluate the performance of these assets as a component of our Personal Financial Services operating segment, consistent with HSBC’s globally defined business segments. As a result, beginning in the first quarter of 2011, our management reporting was changed to reflect this decision and going forward we will now report our financial results under four reportable segments which are generally based upon customer groupings and the products and services offered: Personal Financial Services, Commercial Banking, Global Banking and Markets and Private Banking. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2010 Form 10-K. Our segment results are reported on a continuing operations basis.

HSBC previously announced that with effect from March 1, 2011, Retail Banking and Wealth Management would be managed as a single global business. This business is the existing Personal Financial Services with Asset Management moving from Global Banking and Markets to this new single business. Therefore, to coincide with the change in our management reporting effective beginning in the second quarter of 2011, we will change the name of our Personal Financial Services segment to Retail Banking and Wealth Management and will include the results of Asset Management in this segment for all periods presented.

Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Global Banking and Markets and more appropriately reflect the profitability of segments.

Certain other revenue and operating expense amounts are also apportioned among the business segments based upon the benefits derived from this activity or the relationship of this activity to other segment activity. These inter-segment transactions are accounted for as if they were with third parties.

Our segment results are presented under IFRSs (a non-U.S. GAAP financial measure) on a legal entity basis (“IFRS Basis”) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees are made almost exclusively on an IFRSs basis since we report results to our parent,

HSBC USA Inc.

HSBC in accordance with its reporting basis, IFRSs. We continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis.

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

	IFRS Consolidated Amounts

						Adjustments/			IFRS	U.S. GAAP
			Global Banking			Reconciling		IFRS	Reclass-	Consolidated
	PFS	CMB	and Markets	PB	Other	Items	Total	Adjustments(4)	ifications(5)	Totals

	(In millions)

Three Months Ended March 31, 2011
Net interest income(1)	$656	$175	$132	$46	$(64)	$(8)	$937	$61	$46	$1,044
Other operating income	27	105	429	36	(36)	8	569	41	114	724

Total operating income	683	280	561	82	(100)	-	1,506	102	160	1,768
Loan impairment charges(3)	151	(30)	(17)	(9)	-	-	95	(1)	12	106

	532	310	578	91	(100)	-	1,411	103	148	1,662
Operating expenses(2)	458	176	242	64	17	-	957	(5)	148	1,100

Profit before income tax expense	$74	$134	$336	$27	$(117)	$-	$454	$108	$-	$562

Balances at end of period:
Total assets	$49,926	$19,495	$178,641	$6,139	$105	$-	$254,306	$(57,074)	$(769)	$196,463
Total loans, net	37,591	14,946	25,568	4,281	-	-	82,386	(2,725)	(9,775)	69,886
Goodwill	876	368	480	326	-	-	2,050	576	-	2,626
Total deposits	48,529	25,078	37,931	11,970	-	-	123,508	(3,206)	12,459	132,761

Three Months Ended March 31, 2010
Net interest income(1)	$764	$188	$142	$46	$(9)	$(8)	$1,123	$59	$18	$1,200
Other operating income	66	154	412	35	12	8	687	27	209	923

Total operating income	830	342	554	81	3	-	1,810	86	227	2,123
Loan impairment charges(3)	207	1	(76)	(11)	2	-	123	100	(12)	211

	623	341	630	92	1	-	1,687	(14)	239	1,912
Operating expenses(2)	300	150	200	55	15	-	720	95	239	1,054

Profit before income tax expense	$323	$191	$430	$37	$(14)	$-	$967	$(109)	$-	$858

Balances at end of period:
Total assets	$48,592	$15,958	$169,518	$4,859	$15	$-	$238,942	$(52,678)	$(40)	$186,224
Total loans, net	41,746	14,312	18,538	4,162	-	-	78,758	(2,175)	(4,509)	72,074
Goodwill	876	368	480	326	-	-	2,050	576	-	2,626
Total deposits	49,273	23,097	30,602	10,990	-	-	113,962	(2,581)	13,313	124,694

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Treasury and more appropriately reflect the profitability of segments.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	Represents adjustments associated with differences between IFRSs and U.S. GAAP basis of accounting.

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Basis of Reporting.” A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net Interest Income

Effective interest rate – The calculation of effective interest rates under IFRS 39, “Financial Instruments: Recognition and Measurement (“IAS 39”), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or recovered between parties to the contract that are an integral part of

HSBC USA Inc.

the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating income for IFRSs.

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

Other Operating Income (Total Other Revenues)

Derivatives – Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to recognize the difference between transaction price and fair value as profit at inception in the consolidated statement of income. Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized: (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled. This causes the net income under U.S. GAAP to be different than under IFRSs.

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

U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of cost or fair value. Under U.S. GAAP, the initial component of the lower of cost or fair value adjustment related to credit risk is recorded in the consolidated statement of income as provision for credit losses while the component related to interest rates and liquidity factors is reported in the consolidated statement of income in other revenues (losses).

Reclassification of financial assets – Certain securities were reclassified from “trading assets” to “loans and receivables” under IFRSs as of July 1, 2008 pursuant to an amendment to IAS 39 and are no longer marked to

HSBC USA Inc.

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

Loan Impairment Charges (Provision for Credit Losses)

IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to net realizable value on secure loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to net realizable value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loans balance net of impairment allowances, and therefore reflects the collectibility of the loans.

As discussed above, under U.S. GAAP, the credit risk component of the lower of cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the consolidated statement of income as provision for credit losses. There is no similar requirement under IFRSs.

Operating Expenses

Pension costs – Costs under U.S. GAAP are higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of the projected benefit obligation or fair value of plan assets beyond the 10 percent “corridor.” Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate

HSBC USA Inc.

income recognition. Under US GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

Share-based bonus arrangements – Under IFRSs, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the recogntion of compensation expense related to share-based bonuses does not begin until the date the awards are granted.

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

VIEs – The requirements for consolidation of variable interest entities under U.S. GAAP are based more on the power to control significant activities as opposed to the variability in cash flows. As a result, under U.S. GAAP we were determined to be the primary beneficiary and consolidated a commercial paper conduit effective January 1, 2010. However in 2011, changes involving liquidity asset purchase agreements were made which resulted in us no longer being considered the primary beneficiary and this commercial paper conduit was again deconsolidated at March 31, 2011. Under IFRSs this conduit is not consolidated.

17.  Variable Interest Entities

On January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board in June 2009 which amends the accounting for the consolidation of variable interest entities (“VIEs”). The new guidance changed the approach for determining the primary beneficiary of a VIE from a quantitative approach focusing on risk and reward to a qualitative approach focusing on (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE. The adoption of the new guidance resulted in the consolidation of one commercial paper conduit managed by HSBC Bank USA effective January 1, 2010, however in March 2011, this commercial paper conduit was again deconsolidated as discussed more fully below.

In the ordinary course of business, we have organized special purpose entities (“SPEs”) primarily to structure financial products to meet our clients’ investment needs and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. A SPE can be a VIE, which is an entity that lacks sufficient equity investment at risk to

HSBC USA Inc.

finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power to direct the activities of an entity that most significantly impacts the entity’s economic performance; b) the obligation to absorb the expected losses of the entity, the right to receive the expected residual returns of the entity, or both.

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

Consolidated VIEs The following table summarizes the assets and liabilities of our consolidated VIEs as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

		(in millions)

Asset-backed commercial paper conduit:
Interest bearing deposits with banks	$-	$-	$676	$-
Held-to-maturity securities	-	-	881	-
Loans, net	-	-	1,220	-
Other assets	-	-	3	-
Short-term borrowings	-	-	-	3,022
Other liabilities	-	-	-	3

Subtotal	-	-	2,780	3,025

Securitization vehicles:
Loans, net	11,658	-	12,963	-
Other assets	189	-	(1,055)	-
Long-term debt	-	-	-	150
Deposits	-	23	-	20
Other liabilities	-	1,135	-	261

Subtotal	11,847	1,158	11,908	431

Low income housing limited liability partnership:
Interest bearing deposits with banks	90	-	83	-
Other assets	501	-	509	-
Long term debt	-	55	-	55
Other liabilities	-	116	-	109

Subtotal	591	171	592	164

Total	$12,438	$1,329	$15,280	$3,620

HSBC USA Inc.

Asset-backed commercial paper conduit We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits (“ABCP conduits”) sponsored by HSBC affiliates and third parties. These conduits support the financing needs of customers by facilitating the customers’ access to commercial paper markets.

One of our commercial paper conduits, otherwise known as Bryant Park, was sponsored, organized and managed to facilitate clients in securing asset-backed financing collateralized by diverse pools of loan and lease receivables or investment securities. Bryant Park funds the purchase of the eligible assets by issuing short-term commercial paper notes to third party investors. One of our affiliates provides a program wide letter of credit enhancement (“PWE”) to support the creditworthiness of the commercial paper issued up to a certain amount. We also entered into various liquidity asset purchase agreements (“LAPAs”), to provide liquidity support for the commercial paper notes issued to fund the asset purchases. Under the new VIE consolidation guidance effective in 2010, we began to consolidate Bryant Park in our financial statements on January 1, 2010 as we were considered to be the primary beneficiary because we have the power to direct the activities of the conduit that most significantly impact its economic performance including a) determining which eligible assets to acquire; b) risk managing the portfolio held; and c) managing the refinancing of commercial paper.

The liquidity facilities Bryant Park provided in the form of LAPAs can be drawn upon by the conduit in the event it cannot issue commercial paper notes or does not have sufficient funds available to pay maturing commercial paper. Under the LAPAs, we are obligated, subject to certain conditions, to purchase eligible assets previously funded for an amount not to exceed the face value of the commercial paper in order to provide the conduit with funds to repay the maturing notes. As such, we are exposed to the market risk and the credit risk of the underlying assets held by Bryant Park only to the extent the liquidity facility is drawn.

During the first quarter of 2011, in order to consolidate and streamline conduit administration across HSBC as well as to reduce risk and achieve operational and capital efficiencies, we assigned a significant majority all of our LAPAs to HSBC Bank plc. As a result, we no longer have a controlling financial interest in Bryant Park and beginning in March 2011, we no longer consolidate Bryant Park.

The deconsolidation of Bryant Park in March 2011 resulted in the removal of $2.4 billion of assets (primarily commercial loans and held-to-maturity securities) and $2.5 billion of liabilities (primarily short-term borrowings). In addition, $142 million of unrealized losses on held-to-maturity securities were reversed from accumulated other comprehensive income (loss), while a reserve of $94 million was established relating to the liquidity facilities still provided by HSBC Bank USA with respect to certain securities held by Bryant Park. The impact of deconsolidation on our results of operations was not significant.

Securitization vehicles We have historically utilized entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transferred certain private label and other credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. As our affiliate is the servicer of the assets of these trusts we performed a detailed analysis and determined that we retain the benefits and risks and are the primary beneficiary of the trusts and, as a result, consolidate them.

Certain assets of the consolidated VIEs serve as collateral for the obligations of the VIE. These assets include loans of $233 million at December 31, 2010. There were no such assets at March 31, 2011. Debt securities issued by these VIEs are reported as secured financings in long-term debt. The holders of the debt securities issued by these vehicles have no recourse to our general credit. The securitization vehicles also held obligations to repay intercompany loans totaling $7.9 billion and $8.8 billion at March 31, 2011 and December 31, 2010, respectively, related to the transfer of receivables to the securitization vehicles which are eliminated in consolidation and therefore are not presented in the table above.

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

HSBC USA Inc.

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

Unconsolidated VIEs We also have variable interests with other VIEs that were not consolidated at March 31, 2011 and December 31, 2010 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of March 31, 2011 and December 31, 2010:

	Variable Interests	Variable Interests	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss

		(in millions)

As of March 31, 2011
Asset-backed commercial paper conduits	$-	$-	$14,045	$911
Structured note vehicles	575	84	6,815	764

Total	$575	$84	$20,860	$1,675

As of December 31, 2010
Asset-backed commercial paper conduits	$-	$-	$13,516	$1,856
Structured note vehicles	537	87	6,734	900

Total	$537	$87	$20,250	$2,756

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

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities, other than Bryant Park as discussed above. Credit risk related to the liquidity facilities

HSBC USA Inc.

provided is managed by subjecting them to our normal underwriting and risk management processes. The $911 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

Structured note vehicles Our involvement in structured note vehicles includes entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of March 31, 2011, we recorded approximately $118 million of trading assets and $139 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2010, we recorded approximately $126 million of trading assets and $147 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

Beneficial interests issued by third-party sponsored securitization entities We hold certain beneficial interests issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm’s-length and decisions to invest are based on credit analysis on underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers that potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 4, “Securities” and Note 20, “Fair Value Measurements” and, therefore, are not disclosed in this note to avoid redundancy.

18.  Guarantee Arrangements and Pledged Assets

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

HSBC USA Inc.

The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of March 31, 2011 and December 31, 2010. Following the table is a description of the various arrangements.

	March 31, 2011		December 31, 2010
	Carrying	Notional/Maximum	Carrying	Notional/Maximum
	Value	Exposure to Loss	Value	Exposure to Loss

		(in millions)

Credit derivatives(1)(4)	$561	$359,611	$(831)	$354,780
Financial standby letters of credit, net of participations(2)(3)	-	4,441	-	4,264
Performance (non-financial) guarantees(3)	-	3,414	-	2,895
Liquidity asset purchase agreements(3)	-	911	-	1,856

Total	$561	$368,377	$(831)	$363,795

(1)	Includes $52.3 billion and $49.4 billion issued for the benefit of HSBC affiliates at March 31, 2011 and December 31, 2010, respectively.

(2)	Includes $582 million and $486 million issued for the benefit of HSBC affiliates at March 31, 2011 and December 31, 2010, respectively.

(3)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

(4)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

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

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios

HSBC USA Inc.

on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

		(in millions)

Sell-protection credit derivative positions	$561	$359,611	$(831)	$354,780
Buy-protection credit derivative positions	222	354,837	1,631	346,246

Net position(1)	$783	$4,774	$800	$8,534

(1)	Positions are presented net in the table above to provide a complete analysis of our risk exposure and depict the way we manage our credit derivative portfolio. The offset of the sell-protection credit derivatives against the buy-protection credit derivatives may not be legally binding in the absence of master netting agreements with the same counterparty. Furthermore, the credit loss triggering events for individual sell protection credit derivatives may not be the same or occur in the same period as those of the buy protection credit derivatives thereby not providing an exact offset.

Standby letters of credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of March 31, 2011, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.4 billion and $3.4 billion, respectively. As of December 31, 2010, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.3 billion and $2.9 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $49 million and $47 million at March 31, 2011 and December 31, 2010, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $27 million and $26 million at March 31, 2011 and December 31, 2010, respectively.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of March 31, 2011 as an indicative proxy of payment risk:

		Credit Ratings of the Obligors or the Transactions

	Average
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

		(dollars are in millions)

Sell-protection Credit Derivatives(1)
Single name CDS	2.9	$151,780	$70,598	$222,378
Structured CDS	2.4	71,299	4,693	75,992
Index credit derivatives	3.3	47,176	1,268	48,444
Total return swaps	9.0	12,460	337	12,797

Subtotal		282,715	76,896	359,611
Standby Letters of Credit(2)	1.4	7,161	694	7,855

Total		$289,876	$77,590	$367,466

HSBC USA Inc.

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

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

Written Put Options, Non Credit-Risk Related and Indemnity Arrangements:

Liquidity asset purchase agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of March 31, 2011 and December 31, 2010, we have issued $911 million and $1.9 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits. The decline since December 31, 2010 reflects the assignment of a significant majority of these facilities to HSBC Bank plc during the first quarter of 2011. See Note 17, “Variable Interest Entities,” for further information.

Structured products We structure and sell products that provide for the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount due at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These structured products are accounted for on a fair value basis. The notional amounts of these structured products were not material as of March 31, 2011 and December 31, 2010. We have not made any payments under the terms of these structured products and we consider the probability of such payments to be remote.

Visa Covered Litigation We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or

HSBC USA Inc.

(ii) the third anniversary of the IPO, whichever is later. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In 2009 and 2010, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited collectively an additional $2.0 billion into the escrow account. As a result, we re-evaluated our contingent liability recorded relating to this litigation and reduced our liability by $24 million during 2009 and 2010. In March 2011, Visa again exercised its rights to sell shares of existing Class B shareholders and funded an additional $400 million into the escrow account and we reduced our liability by $5 million. At March 31, 2011, the net contingent liability recorded was $4 million. We do not expect these changes to result in a material adverse effect on our results of operations.

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

Mortgage Loan Repurchase Obligations

Sale of mortgage loans In the ordinary course of business, we originate and sell mortgage loans primarily to government sponsored entities (“GSEs”) and provide various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance to the origination criteria established by the agencies. In the event of a breach of our representations and warranties, we may be obligated to repurchase the loans with identified defects or to indemnify the buyers. Our contractual obligation arises only when the breach of representations and warranties are discovered and repurchase is demanded.

We typically first become aware that a GSE or other third party is evaluating a particular loan for repurchase when we receive a request to review the underlying loan file. Generally, the reviews focus on severely delinquent loans to identify alleged fraud, misrepresentation or file documentation issues. Upon completing its review, the GSE or other third party may submit a repurchase demand. Historically, most file requests have not resulted in repurchase demands. After receipt of a repurchase demand, we perform a detailed evaluation of the substance of the request and appeal any claim that we believe is either unsubstantiated or contains errors, leveraging both dedicated internal as well as retained external resources. In many cases, we ultimately are not required to repurchase a loan as we are able to resolve the purported defect. From initial inquiry to ultimate resolution, a typical case is usually resolved within 12 months. Acceptance of a repurchase demand will involve either a) repurchase of the loan at the unpaid principal balance plus accrued interest or b) reimbursement for any realized loss on a liquidated property (“make-whole” payment).

To date, repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited from in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $21.8 billion and $23.0 billion at March 31, 2011 and December 31, 2010, respectively, including $13.6 billion and $14.3 billion, respectively, of loans sourced from our legacy broker channel.

HSBC USA Inc.

The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage during the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31,	2011	2010

	(in millions)

Pre- 2004	$1	$3
2004	4	4
2005	8	6
2006	14	11
2007	40	47
2008	29	31
Post 2008	24	2

Total repurchase demands received(1)	$120	$104

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $85 million and $93 million at March 31, 2011 and 2010, respectively.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

	(in millions)

GSEs	$91	$92
Others	30	23

Total(1)	$121	$115

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $86 million and $87 million at March 31, 2011 and December 31, 2010, respectively.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

•	The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three months ended March 31, 2011 and 2010 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

Three Months Ended March 31,	2011	2010

	(in millions)

Balance at beginning of period	$262	$66
Increase in liability recorded through earnings	44	73
Realized losses	(36)	(22)

Balance at end of period	$270	$117

HSBC USA Inc.

Our reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $270 million at March 31, 2011 represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change.

Pledged Assets Pledged assets included in the consolidated balance sheet are summarized in the following table.

	March 31,	December 31,
	2011	2010

	(in millions)

Interest bearing deposits with banks	$1,835	$1,463
Trading assets(1)	304	319
Securities available-for-sale(2)	18,332	19,765
Securities held to maturity	391	1,004
Loans(3)	1,169	2,691
Other assets(4)	5,334	5,598

Total	$27,365	$30,840

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

(2)	Securities available-for-sale are primarily pledged against public fund deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

(3)	Loans are primarily residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank. At December 31, 2010, loans also include private label and credit card receivables pledged against long-term secured borrowings and the loans of a consolidated commercial paper conduit that collateralize the conduit’s outstanding commercial paper.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

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

In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We established reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher or lower than the amounts reserved for those matters.

We believe that the eventual outcome of litigation and regulatory matters, unless otherwise noted below, would not be likely to have a material adverse effect on our consolidated financial condition. However, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an

HSBC USA Inc.

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

Account Overdraft Litigation In February 2011, an action captioned Ofra Levin et al. v. HSBC Bank USA, N.A. et al.  (E.D.N.Y. 11-CV-0701) was filed in the Eastern District of New York against HSBC Bank USA, HSBC USA and HSBC North America on behalf of a putative nationwide class and New York sub-class of customers who allegedly incurred overdraft fees due to the posting of debit card transactions to deposit accounts in high-to-low order. Levin asserts claims for breach of contract and the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and violation of the New York deceptive acts and practices statute. The plaintiffs dismissed the Federal court action after the case was transferred to the multi-district litigation pending in Miami, Florida, and re-filed the case in New York state court on March 1, 2011. The action, captioned Ofra Levin et al. v. HSBC Bank USA et al. (N.Y. Sup. Ct. 650562/11), alleges a variety of common law claims and violations on behalf of a New York class, including breach of contract and implied covenant of good faith and fair dealing, conversion, unjust enrichment and a violation of the New York deceptive acts and practices statute. We filed a motion to dismiss the complaint on May 2, 2011. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action and will defend the claims vigorously.

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

HSBC USA Inc.

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

Between October 2009 and March 2011, Fairfield Sentry Limited and Fairfield Sigma Limited (“Fairfield”), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands and the U.S. against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC’s private banking business and other clients who invested in the Fairfield funds. The Fairfield actions, including an action captioned Fairfield Sentry Ltd. v. Zurich Capital Markets et al. (Bankr. S.D.N.Y. No. 10-03634), in which HSBC Bank USA is a defendant, seek restitution of amounts paid to the defendants in connection with share redemptions, on the ground that such payments were made by mistake, based on inflated values resulting from Madoff’s fraud.

These actions are at an early stage. There are many factors that may affect the range of possible outcomes, and the resulting financial impact, of the various Madoff-related proceedings including, but not limited to, the circumstances of the fraud, the multiple jurisdictions in which proceeding have been brought and the number of different plaintiffs and defendants in such proceedings. For these reasons, among others, we are unable to reasonably estimate the aggregate liability or ranges of liability that might arise as a result of these claims but it could be significant. In any event, we consider that we have good defenses to these claims and will continue to defend them vigorously.

Governmental and Regulatory Matters

Foreclosure Practices As previously reported, HSBC Bank USA and certain of our affiliates were among the servicers subject to the joint examination by the Federal Reserve Board (the “Federal Reserve”) and the Office of the Comptroller of the Currency (the “OCC”) as part of their broad horizontal review of industry foreclosure practices. As a result of that review, HSBC Bank USA has entered into a consent cease and desist order with the OCC, (the OCC Servicing Consent Order”) and our affiliate, HSBC Finance Corporation and our common indirect parent, HSBC North America, have entered into a similar consent order with the Federal Reserve (together with the OCC Servicing Consent Order, the “Servicing Consent Orders”). The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. These actions include the submission of plans, programs, policies and procedures for:

•	strengthening board oversight of servicing operations, including oversight of risk management, internal audit and compliance programs;

•	coordinating communications with borrowers regarding loss mitigation and foreclosure;

•	governance of outsourcing of servicing, loss mitigation and foreclosure functions;

•	enhancing HSBC Bank USA’s servicing compliance program;

•	enhancing control and oversight of the Mortgage Electronic Registration System related activities;

•	review and remediation, as necessary, of management information systems for servicing, loss mitigation and foreclosure activities;

•	improving compliance training regarding servicing, loss mitigation and foreclosure activities and communications with borrowers; and

•	enhancing internal audit of servicing, loss mitigation and foreclosure operations.

The OCC Servicing Consent Order also requires HSBC Bank USA to retain a consultant to review specified foreclosure proceedings and report on various aspects of our foreclosure processes, including whether any borrower was injured financially as a result of any identified deficiencies. HSBC Bank USA will be required to remediate

HSBC USA Inc.

deficiencies identified in any foreclosure filings or proceedings and reimburse or otherwise remediate borrowers where required. The OCC Servicing Consent Order also requires HSBC Bank USA to perform a comprehensive assessment of risk management in our servicing operations and to submit a risk management program to address, among other things, any findings of weaknesses in the risk assessment. HSBC Bank USA is required to submit quarterly progress reports to the OCC.

The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or HSBC North America by bank regulatory, governmental or law enforcement agencies, such as state Attorneys General, which could include the imposition of fines and actions to recover civil money penalties and other financial penalties relating to the activities that were the subject of the Servicing Consent Orders. We may also see an increase in private litigation concerning our practices. The Federal Reserve has indicated that it believes monetary sanctions are appropriate for the enforcement actions it recently announced and that it plans to announce monetary penalties. While we believe it is possible that civil money penalties will be imposed on HSBC Bank USA, we are unable at this time to estimate reliably the amounts, or range of possible amounts, of any such penalties.

Other Compliance Matters As previously disclosed, HSBC Bank USA has also entered into a consent cease and desist order with the Office of the Comptroller of the Currency and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve in the first week of October 2010 (together, the “AML/BSA Consent Orders”). These actions require improvements for an effective compliance risk management program across our U.S. businesses, including Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance. Steps continue to be taken to address the requirements of these AML/BSA Consent Orders and to ensure that compliance and effective policies and procedures are maintained.

We are the subject of ongoing investigations, including Grand Jury subpoenas and other requests for information, by U.S. Government agencies, including the U.S. Attorney’s Office, the U.S. Department of Justice and the New York County District Attorney’s Office. These investigations pertain to, among other matters, our bank note business and dollar clearing services and their compliance with BSA and AML controls, as well as our compliance with Office of Foreign Assets Control (“OFAC”) requirements, and adherence by certain customers to U.S. tax reporting requirements. On April 11, 2011, HSBC Bank USA received a “John Doe” summons from the Internal Revenue Service directing us to produce records identifying U.S. taxpayers with bank accounts at the India offices of our affiliate, The Hongkong and Shanghai Banking Corporation. In all cases, we are cooperating fully and engaging in efforts to resolve these matters.

The AML/BSA Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or HSBC North America by bank regulatory or law enforcement agencies, including actions to recover civil money penalties, fines and other financial penalties relating to activities which were the subject of the AML/BSA Consent Orders and these could be significant. In addition, it is likely that there could be some form of formal enforcement action in respect to some or all of the ongoing investigations. Actual or threatened enforcement actions against other financial institutions for breaches of BSA, AML and OFAC requirements have resulted in settlements involving fines and penalties, some of which have been significant depending upon the individual circumstances of each action. The ongoing investigations are at an early stage. Based on the facts currently known, we are unable at this time to determine the terms on which the ongoing investigations will be resolved or the timing of such resolution or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be material to our financial statements.

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

HSBC USA Inc.

While certain of these originators are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations, we do not believe we have significant exposure for repurchases on these loans.

We have received three subpoenas from the SEC seeking production of documents and information relating to our involvement, and the involvement of our affiliates, in specified private-label residential mortgage-backed securities (“RMBS”) transactions as an issuer, sponsor, underwriter, depositor, trustee or custodian as well as our involvement as a servicer. The first subpoena was received in December 2010, the second was received in February 2011 and the third was received in April 2011. In February 2011, we also received a subpoena from the U.S. Department of Justice (U.S. Attorneys Office, Southern District of New York) seeking production of documents and information relating to loss mitigation efforts with respect to HUD-insured mortgages on residential properties located in the State of New York.

20.  Fair Value Measurements

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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

		(in millions)

Financial assets:
Short-term financial assets	$30,696	$30,696	$10,665	$10,665
Federal funds sold and securities purchased under resale agreements	6,774	6,774	8,236	8,236
Non-derivative trading assets	26,448	26,448	26,390	26,390
Derivatives	7,278	7,278	6,891	6,891
Securities	42,797	43,004	48,713	48,923
Commercial loans, net of allowance for credit losses	30,575	31,073	29,735	30,154
Commercial loans designated under fair value option and held for sale	845	845	1,356	1,356
Consumer loans, net of allowance for credit losses	39,311	34,307	41,164	36,238
Consumer loans held for sale:
Residential mortgages	763	767	954	957
Other consumer	80	80	80	80
Financial liabilities:
Short-term financial liabilities	$17,853	$17,853	$18,031	$18,031
Deposits:
Without fixed maturities	103,397	103,397	95,457	95,457
Fixed maturities	21,053	21,076	17,808	17,845
Deposits designated under fair value option	8,311	8,311	7,386	7,386
Non-derivative trading liabilities	5,726	5,726	5,538	5,538
Derivatives	5,699	5,699	5,285	5,285
Long-term debt	11,607	11,764	11,862	12,026
Long-term debt designated under fair value option	5,379	5,379	5,368	5,368

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the prevailing economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2011 and December 31, 2010 reflect these market conditions.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of March 31, 2011
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$2,257	$126	$-	$2,383	$-	$2,383
Collateralized debt obligations	-	-	800	800	-	800
Asset-backed securities:
Residential mortgages	-	328	-	328	-	328
Home equity	-	2	-	2	-	2
Student loans	-	3	-	3	-	3
Corporate and other domestic debt securities	-	7,281	866	8,147	-	8,147
Debt Securities issued by foreign entities:
Corporate	-	443	269	712	-	712
Government	-	430	-	430	-	430
Equity securities	-	33	16	49	-	49
Precious metals trading	-	13,594	-	13,594	-	13,594
Derivatives(2):
Interest rate contracts	183	27,893	4	28,080	-	28,080
Foreign exchange contracts	19	17,094	211	17,324	-	17,324
Equity contracts	-	989	125	1,114	-	1,114
Precious metals contracts	-	867	20	887	-	887
Credit contracts	-	9,877	1,801	11,678	-	11,678
Other	-	1	-	1	-	1
Derivatives netting	-	-	-	-	(51,806)	(51,806)

Total derivatives	202	56,721	2,161	59,084	(51,806)	7,278
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	23,413	12,188	-	35,601	-	35,601
Obligations of U.S. states and political subdivisions	-	575	-	575	-	575
Asset-backed securities:
Residential mortgages	-	11	-	11	-	11
Commercial mortgages	-	514	-	514	-	514
Home equity	-	334	-	334	-	334
Student loans	-	25	-	25	-	25
Other	-	103	-	103	-	103
Corporate and other domestic debt securities	-	581	-	581	-	581
Debt Securities issued by foreign entities:
Corporate	-	967	-	967	-	967
Government	42	1,688	-	1,730	-	1,730
Equity securities	-	134	-	134	-	134
Loans(3)	-	802	12	814	-	814
Intangible(4)	-	-	396	396	-	396

Total assets	$25,914	$96,883	$4,520	$127,317	$(51,806)	$75,511

Liabilities:
Deposits in domestic offices(5)	$-	$4,233	$4,078	$8,311	$-	$8,311
Trading liabilities, excluding derivatives	240	5,486	-	5,726	-	5,726
Derivatives(2):
Interest rate contracts	96	28,354	-	28,450	-	28,450
Foreign exchange contracts	18	17,297	214	17,529	-	17,529
Equity contracts	-	825	169	994	-	994
Precious metals contracts	55	1,663	20	1,738	-	1,738
Credit contracts	-	10,671	725	11,396	-	11,396
Other	-	1	-	1	-	1
Derivatives netting	-	-	-	-	(54,409)	(54,409)

Total derivatives	169	58,811	1,128	60,108	(54,409)	5,699
Long-term debt(6)	-	5,183	196	5,379	-	5,379

Total liabilities	$409	$73,713	$5,402	$79,524	$(54,409)	$25,115

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,874	$694	$-	$2,568	$-	$2,568
Collateralized debt obligations	-	-	793	793	-	793
Asset-backed securities:
Residential mortgages	-	344	-	344	-	344
Home equity	-	6	-	6	-	6
Student loans	-	5	-	5	-	5
Corporate and other domestic debt securities	-	4,257	833	5,090	-	5,090
Debt Securities issued by foreign entities:
Corporate	-	133	243	376	-	376
Government	-	430	-	430	-	430
Equity securities	-	36	17	53	-	53
Precious metals trading	-	16,725	-	16,725	-	16,725
Derivatives(2):
Interest rate contracts	214	32,393	-	32,607	-	32,607
Foreign exchange contracts	23	16,233	207	16,463	-	16,463
Equity contracts	-	997	174	1,171	-	1,171
Precious metals contracts	-	982	22	1,004	-	1,004
Credit contracts	-	10,682	2,086	12,768	-	12,768
Other	-	-	4	4	-	4
Derivatives netting	-	-	-	-	(57,126)	(57,126)

Total derivatives	237	61,287	2,493	64,017	(57,126)	6,891
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,632	14,850	-	40,482	-	40,482
Obligations of U.S. states and political subdivisions	-	579	-	579	-	579
Asset-backed securities:
Residential mortgages	-	11	-	11	-	11
Commercial mortgages	-	552	-	552	-	552
Home equity	-	352	-	352	-	352
Student loans	-	27	-	27	-	27
Other	-	104	-	104	-	104
Corporate and other domestic debt securities	-	683	-	683	-	683
Debt Securities issued by foreign entities:
Government	41	2,564	-	2,605	-	2,605
Equity securities	-	128	-	128	-	128
Loans(3)	-	1,277	11	1,288	-	1,288
Intangible(4)	-	-	394	394	-	394

Total assets	$27,784	$105,044	$4,784	$137,612	$(57,126)	$80,486

Liabilities:
Deposits in domestic offices(5)	$-	$3,774	$3,612	$7,386	$-	$7,386
Trading liabilities, excluding derivatives	173	5,365	-	5,538	-	5,538
Derivatives(2):
Interest rate contracts	90	32,701	-	32,791	-	32,791
Foreign exchange contracts	15	16,520	211	16,746	-	16,746
Equity contracts	-	833	163	996	-	996
Precious metals contracts	101	1,951	21	2,073	-	2,073
Credit contracts	-	11,639	884	12,523	-	12,523
Other	8	10	5	23	-	23
Derivatives netting	-	-	-	-	(59,867)	(59,867)

Total derivatives	214	63,654	1,284	65,152	(59,867)	5,285
Long-term debt(6)	-	5,067	301	5,368	-	5,368

Total liabilities	$387	$77,860	$5,197	$83,444	$(59,867)	$23,577

HSBC USA Inc.

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes trading derivative assets of $6.5 billion and $6.0 billion and trading derivative liabilities of $5.4 billion and $5.0 billion as of March 31, 2011 and December 31, 2010, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 7, “Loans Held for Sale,” for further information.

(4)	Represents residential mortgage servicing rights. See Note 8, “Intangible Assets,” for further information on residential mortgage servicing rights.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

Significant Transfers into/out of Levels 1 and 2 There were no significant transfers between levels 1 and 2 for the three months ended March 31, 2011 and 2010.

Information on Level 3 assets and liabilities The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three months ended March 31, 2011 and 2010. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	Jan. 1,	Revenue	Other	Comprehensive				Into	Out of	Mar. 31,	Unrealized
	2011	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2011	Gains (Losses)

	(in millions)

Assets:

Trading assets, excluding derivatives:

Collateralized debt obligations	$793	$11	$-	$-	$-	$-	$(4)	$-	$-	$800	$4

Corporate and other domestic debt securities	833	12	-	-	21	-	-	-	-	866	12

Corporate debt securities issued by foreign entities	243	26	-	-	-	-	-	-	-	269	26

Equity securities	17	(1)	-	-	-	-	-	-	-	16	(1)

Derivatives(2):

Interest rate contracts	(1)	-	5	-	-	-	-	-	-	4	5

Foreign exchange contracts	(4)	1	-	-	-	-	-	-	-	(3)	1

Equity contracts	12	24	-	-	-	-	(71)	-	(10)	(45)	(35)

Credit contracts	1,202	(159)	-	-	-	-	(28)	-	62	1,077	(193)

Loans(3)	11	-	-	-	-	-	1	-	-	12	-

Other assets, excluding derivatives(4)	394	-	(14)	-	-	-	16	-	-	396	(14)

Total assets	$3,500	$(86)	$(9)	$-	$21	$-	$(86)	$-	$52	$3,392	$(195)

Liabilities:

Deposits in domestic offices	$3,612	$18	$-	$-	$-	$553	$(98)	$8	$(15)	4,078	$13

Long-term debt	301	9	-	-	-	74	(115)	-	(73)	196	(2)

Total liabilities	$3,913	$27	$-	$-	$-	$627	$(213)	$8	$(88)	$4,274	$11

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)									Current
		Trading		Other				Transfers	Transfers		Period
	Jan. 1,	Revenue	Other	Comprehensive				Into	Out of	Mar. 31,	Unrealized
	2010	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:

Trading assets, excluding derivatives:

Collateralized debt obligations	$831	$25	$-	$-	$222	$-	$(324)	$-	$-	$754	$11

Asset-backed securities:

Residential mortgages	817	13	-	-	94	-	(119)	21	-	826	15

Commercial mortgages	4	-	-	-	-	-	(1)	-	(3)	-	-

Home equity	25	-	-	-	-	-	(2)	3	-	26	(2)

Corporate and other domestic debt securities	1,202	(31)	-	-	25	-	(368)	-	(184)	644	15

Corporate debt securities issued by foreign entities	196	27	-	-	-	-	-	-	-	223	27

Equity securities	21	(1)	-	-	-	-	(1)	-	-	19	(1)

Derivatives(2):

Foreign exchange contracts	(95)	(25)	-	-	-	-	1	-	-	(119)	(24)

Equity contracts	81	83	-	-	-	-	(57)	(58)	1	50	45

Credit contracts	1,311	(181)	-	-	-	-	(70)	218	66	1,344	(425)

Other	(4)	-	6	-	-	-	(1)	-	-	1	2

Securities available-for-sale:

U.S. Treasury, U.S. Government agencies and sponsored enterprises	3	-	-	-	-	-	-	-	(3)	-	-

Asset-backed securities:

Residential mortgages	515	-	-	16	-	-	(71)	73	(4)	529	11

Commercial mortgages	8	-	-	-	-	-	-	-	-	8	-

Home equity	175	-	-	45	-	-	(5)	-	-	215	42

Auto	42	-	-	-	-	-	(14)	-	-	28	-

Student loans	-	-	-	-	-	-	-	12	-	12	-

Loans(3)	4	-	-	-	-	-	-	11	(3)	12	-

Other assets, excluding derivatives(4)	450	-	21	-	-	-	(27)	-	-	444	21

Total assets	$5,586	$(90)	$27	$61	$341	$-	$(1,059)	$280	$(130)	$5,016	$(263)

Liabilities:

Deposits in domestic offices	$1,643	$71	$-	$-	$-	$310	$(74)	$7	$(17)	$1,940	$(53)

Long-term debt	419	12	-	-	-	209	(29)	-	(7)	604	(13)

Total liabilities	$2,062	$83	$-	$-	$-	$519	$(103)	$7	$(24)	$2,544	$(66)

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $2.2 billion and $3.0 billion and derivative liabilities of $1.1 billion and $1.8 billion as of March 31, 2011 and 2010, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. See Note 8, “Intangible Assets,” for additional information.

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the three months ended March 31, 2011, we transferred $62 million of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps.

During the three months ended March 31, 2010, we transferred $218 million of credit derivatives from Level 2 to Level 3 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. In addition, we transferred $109 million of mortgage and other asset-backed securities from Level 2 to Level 3 as the availability of observable inputs declined and the discrepancy in valuation per independent pricing services increased. We transferred $184 million of corporate bonds from Level 3 to Level 2

HSBC USA Inc.

due to the availability of observable inputs in the market including broker and independent pricing service valuations.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of March 31, 2011 and 2010. The gains (losses) during the three months ended March 31, 2011 and 2010 are also included.

					Total Gains
					(Losses)
					For the
	Non-Recurring Fair Value Measurements				Three Months
	as of March 31, 2011				Ended Mar. 31,
	Level 1	Level 2	Level 3	Total	2011

	(in millions)

Residential mortgage loans held for sale(1)	$-	$175	$328	$503	$5
Other consumer loans held for sale(1)	-	-	80	80	-
Impaired loans(2)	-	-	457	457	1
Real estate owned(3)	-	73	-	73	(3)
Commercial loans held for sale	-	33	-	33	-
Impairment of certain previously capitalized software development costs(4)	-	-	-	-	(78)
Building held for use	-	-	13	13	-

Total assets at fair value on a non-recurring basis	$-	$281	$878	$1,159	$(75)

					Total Gains
					(Losses)
					For the
	Non-Recurring Fair Value Measurements				Three Months
	as of March 31, 2010				Ended Mar. 31,
	Level 1	Level 2	Level 3	Total	2010

	(in millions)

Residential mortgage loans held for sale(1)	$-	$150	$761	$911	$(5)
Other consumer loans held for sale(1)	-	-	28	28	-
Impaired loans(2)	-	-	718	718	5
Real estate owned(3)	-	63	-	63	1
Repossessed vehicles(3)	-	5	-	5	-
Commercial loans held for sale	-	3	-	3	-
Held-to-maturity asset-backed securities held by consolidated VIE(5)	-	-	254	254	(5)
Building held for use	-	-	15	15	-

Total assets at fair value on a non-recurring basis	$-	$221	$1,776	$1,997	$(4)

(1)	As of March 31, 2011 and 2010, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

HSBC USA Inc.

(2)	Represents impaired commercial loans. Certain commercial loans have undergone troubled debt restructurings and are considered impaired. As a matter of practical expedient, we measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these commercial loans are classified as a Level 3 fair value measurement within the fair value hierarchy.

(3)	Real estate owned and repossessed vehicles are required to be reported on the balance sheet net of transactions costs. The real estate owned and repossessed vehicle amounts in the table above reflect the fair value unadjusted for transaction costs.

(4)	In the first quarter of 2011 it was determined that certain previously capitalized software development costs were no longer realizable as a result of the decision to cancel certain projects and, therefore, we recorded an impairment charge of $78 million representing the full amount of the developed software capitalized associated with these projects. The impairment charge was recorded in other expenses in our consolidated statement of income and is included in the results of our PFS segment.

(5)	Represent held-to-maturity securities which were held at fair value at March 31, 2010. See Note 17, “Variable Interest Entities,” for additional information.

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

HSBC USA Inc.

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

Lending-related commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $49 million and $47 million at March 31, 2011 and December 31, 2010, respectively.

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

Securities – Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security classes:

•	U.S. Treasury, U.S. Government agency issued or guaranteed and Obligations of U.S. state and political subdivisions – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. Government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined primarily based on pricing information obtained from pricing services and is verified by internal review processes.

HSBC USA Inc.

•	Asset-backed securities, including collateralized debt obligations – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral.

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:

Trading asset-backed securities and related collateral:

		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

	(in millions)

AAA -A	Residential mortgages	$3	$-	$82	$-	$236	$-	$321
	Home equity	-	-	2	-	-	-	2
	Student loans	-	-	3	-	-	-	3
	Other	-	-	-	-	-	-	-

	Total AAA -A	3	-	87	-	236	-	326

BBB -B	Residential mortgages	-	-	3	-	-	-	3
	Home equity	-	-	-	-	-	-	-

	Total BBB -B	-	-	3	-	-	-	3

CCC-Unrated	Residential mortgages	-	-	-	-	4	-	4
	Home equity	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-

	Total CCC -Unrated	-	-	-	-	4	-	4

		$3	$-	$90	$-	$240	$-	$333

Trading collateralized debt obligations and related collateral:

Rating of Securities:	Collateral Type:	Level 3

	(in millions)

AAA -A	Commercial mortgages	$-
	Residential mortgages	9
	Other	-

	Total AAA -A	9

BBB -B	Commercial mortgages	195
	Corporate loans	315
	Other	153

	Total BBB -B	663

CCC -Unrated	Commercial mortgages	65
	Corporate loans	-
	Residential mortgages	-
	Other	63

	Total CCC -Unrated	128

		$800

HSBC USA Inc.

Available-for-sale securities backed by collateral:

		Commercial
		Mortgages		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

		(in millions)

AAA -A	Residential mortgages	$-	$-	$-	$-	$6	$-	$-	$-	$6
	Commercial mortgages	514	-	-	-	-	-	-	-	514
	Home equity	-	-	-	-	147	-	2	-	149
	Student loans	-	-	-	-	25	-	-	-	25
	Other	-	-	-	-	103	-	-	-	103

	Total AAA -A	514	-	-	-	281	-	2	-	797

BBB -B	Residential mortgages	-	-	-	-	1	-	-	-	1
	Home equity	-	-	-	-	100	-	1	-	101

	Total BBB -B	-	-	-	-	101	-	1	-	102

CCC -Unrated	Residential mortgages	-	-	-	-	4	-	-	-	4
	Home equity	-	-	-	-	84	-	-	-	84

	Total CCC -Unrated	-	-	-	-	88	-	-	-	88

		$514	$-	$-	$-	$470	$-	$3	$-	$987

•	Other domestic debt and foreign debt securities (corporate and government) – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. For mutual fund investments, we receive monthly statements from the investment manager with the estimated fair value.

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

Mortgage servicing rights – We elected to measure residential mortgage servicing rights, which are classified as intangible assets, at fair value. The fair value for the residential mortgage servicing rights is determined based on an option adjusted approach which involves discounting servicing cash flows under various interest rate projections at risk-adjusted rates. The valuation model also incorporates our best estimate of the prepayment speed of the mortgage loans, current cost to service and discount rates which are unobservable. As changes in interest rates is a key factor affecting the prepayment speed and hence the fair value of the mortgage servicing rights, we use various interest rate derivatives and forward purchase contracts of mortgage-backed securities to risk-manage the mortgage servicing rights.

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

HSBC USA Inc.

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

21.  New Accounting Pronouncements

Clarifications to Accounting for Troubled Debt Restructurings by Creditors In April 2011, the FASB issued an Accounting Standards Update which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring, for purposes of the identification and disclosure of troubled debt restructurings, as well as for recording impairment. For purposes of identifying and disclosing troubled debt restructurings, the new guidance would be effective for interim and annual reporting periods beginning on or after June 15, 2011, and would be applied retrospectively to restructurings occurring on or after January 1, 2011. For purposes of measuring impairment of a receivable restructured in a troubled debt restructuring, the proposed clarifications would be effective on a prospective basis for interim and annual periods beginning on or after June 15, 2011, with retrospective application permitted. If an entity applies the proposed clarifications prospectively for impairment measurement, it must disclose the total amount of receivables

HSBC USA Inc.

and the allowance for credit losses as of the end of the period of adoption related to those receivables that have now been identified as troubled debt restructurings. We currently believe the impact of adopting this Accounting Standards Update will not result in significant changes to either our reported troubled debt restructures or our allowance for credit losses.

This Accounting Standards Update also clarified the effective date for new disclosure requirements for troubled debt restructurings. The new disclosure requirements for trouble debt restructurings will also be effective for interim and annual periods beginning on or after June 15, 2011.

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

HSBC USA Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC USA Inc. that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may,” “will,” “should,” “would,” “could,” “appears,” “believe,” “intends,” “expects,” “estimates,” “targeted,” “plans,” “anticipates,” “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC USA Inc. undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC USA Inc. may also be referred to in MD&A as “we”, “us”, or “our”.

The following discussion of our financial condition and results of operations excludes the results of our discontinued operations from all periods presented unless otherwise noted. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statement for further discussion of these operations.

Current Environment During the first three months of 2011, economic conditions in the United States continued to improve. While the pace of improvement has generally been slow, there are signs the recovery is gaining momentum as job growth in the first quarter showed moderate improvement. However, serious threats to economic growth remain including rising oil prices, continued pressure and uncertainty in the housing market and elevated unemployment levels. Marketplace liquidity continues to remain ample and companies in the financial sector continue to be able to issue debt with credit spreads approaching levels historically seen prior to the financial crisis, despite the expiration of some of the U.S. government’s support programs. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base. During the first quarter of 2011, we continued to see home prices decline in many markets as housing prices remain under pressure due to elevated foreclosure levels. How sustainable these improvements will be in the absence of government actions remains to be seen.

While job creation in the private sector improved during the first quarter of 2011, there continues to be uncertainty as to how pronounced the economic recovery will be. Despite an increasing trend in consumer spending, consumer confidence continues to be low based on historical standards and after posting five consecutive months of improvement, fell again during March raising questions about the continued willingness by consumers to spend in the coming months, particularly if oil prices continue to rise. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., improved but remained high at 8.8 percent in March 2011, decreasing from a rate of 9.4 percent at December 2010. However, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 23 states are at or above the U.S. national average and unemployment rates in four states are at or above 11 percent while in New York, where approximately 27 percent of our loan portfolio is concentrated, unemployment remained lower than the national average at 8 percent. High unemployment rates have generally

HSBC USA Inc.

been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including declines in wage income, wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”) will continue to impact our results through 2011 and beyond, the degree of which is largely dependent upon the nature and extent of the economic recovery.

Due to the significant slow-down in foreclosures, and in some instances, cessation of all foreclosure processing by numerous loan servicers, including us, for some period of time during the remainder of 2011 there may be a reduction in the number of properties being marketed following foreclosure. The impact of that decrease may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as eventually servicers will again begin to foreclose and market properties in large numbers which is likely to create a significant over-supply of housing inventory. This could lead to an increase in loss severity on owned real estate properties.

Recent Regulatory Developments As previously reported, HSBC Bank USA and certain of our affiliates were among the servicers subject to the joint examination by the Federal Reserve Board (the “Federal Reserve”) and the Office of the Comptroller of the Currency (the “OCC”) as part of their broad horizontal review of industry foreclosure practices. As a result of that review, HSBC Bank USA has entered into a consent cease and desist order with the OCC, (the OCC Servicing Consent Order”) and our affiliate and our common indirect parent, HSBC Finance Corporation and HSBC North America Holdings Inc. (“HSBC North America”), respectively, have entered into a similar consent order with the Federal Reserve (together with the OCC Servicing Consent Order, the “Servicing Consent Orders”). The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. See Note 19, “Litigation and Regulatory Matters” in the accompanying consolidated financial statements for further discussion of these actions.

The requirements of the Servicing Consent Orders will increase our operational, reputational and legal risk profiles and implementation of its provisions will require additional financial and managerial resources. In addition, the Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or HSBC North America by bank regulatory, governmental or law enforcement agencies, including the imposition of fines and actions to recover civil money penalties and other financial penalties relating to the activities that were the subject of the Servicing Consent Orders. We may also see an increase in private litigation concerning our practices.

HSBC Bank USA and its affiliates take these regulatory matters very seriously, and we have been working closely with our regulators to address these issues quickly and efficiently. Additionally, we have already made several key procedural improvements to enhance our foreclosure processes as a result of our own internal reviews. We have resumed foreclosures on a limited basis in certain geographies. It will be a number of months before we resume foreclosures in all jurisdictions as we need to ensure we are satisfied that applicable enhanced processes have been implemented.

HSBC Bank USA remains committed to assisting customers who are experiencing financial difficulties, and we will continue to review our policies and processes to make modification and other account management alternatives for the

HSBC USA Inc.

benefit of our customers more easily accessible to those in need of assistance. Home preservation continues to be a cornerstone of our business, and foreclosure is viewed as a last resort. Foreclosure proceedings are only instituted when other reasonable alternatives have been exhausted and where the borrower is seriously delinquent. We also offer assistance, including financial, to those wishing to leave a property without having to go through the foreclosure process.

Performance, Developments and Trends Income from continuing operations was $480 million during the three months ended March 31, 2011 compared to $544 million during the three months ended March 31, 2010. Income from continuing operations before income tax was $562 million during the three months ended March 31, 2011 compared to $858 million in the prior year quarter, driven by lower net interest income, lower other revenues and higher operating expenses, partially offset by lower provisions for credit losses. Our results in both periods were impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option and certain other non-recurring items which distort the ability of investors to compare the underlying performance trends of our business. The following table summarizes the collective impact of these items on our income from continuing operations before income tax for all periods presented:

Three Months Ended March 31,	2011	2010

	(in millions)

Income from continuing operations before income tax, as reported	$562	$858
Change in value of our own fair value option debt and related derivatives	15	(33)
Impairment of software development costs	78	-
Gain relating to resolution of lawsuit(1)	-	(5)
Gain on sale of equity interest in Wells Fargo HSBC Trade Bank	-	(66)
Revenue associated with whole loan purchase settlement(2)	-	(89)

Income from continuing operations before income tax, excluding above items(3)	$655	$665

(1)	The proceeds of the resolution of this lawsuit were used to in 2009 to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares. The proceeds received in 2010 represent the final judgment.

(2)	Represents loans previously purchased for resale from a third party.

(3)	Represents a non-U.S. GAAP financial measure.

Excluding the collective impact of the items in the table above, our income from continuing operations before tax for the three months ended March 31, 2011 was slightly lower compared to the prior year quarter as lower net interest income was partially offset by lower provisions for credit losses and lower operating expenses, while other revenues remained relatively flat. During the three months ended March 31, 2011, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $474 million and $71 million in leveraged acquisition finance loans and subprime residential mortgage loans previously held for sale and continued reductions in monoline counterparty exposures. Improved market conditions and reduced outstanding exposure have resulted in a stabilization of valuation adjustments recorded. A summary of the significant valuation adjustments that impacted revenue for the three month periods ended March 31, 2011 and 2010 are presented in the following table.

Three Months Ended March 31,	2011	2010

	(in millions)

Gains (Losses)
Insurance monoline structured credit products(1)	$16	$56
Other structured credit products(1)	81	37
Mortgage whole loans held for sale including whole loan purchase settlement (predominantly subprime)(2)	(5)	77
Other-than-temporary impairment on securities available-for-sale and held-to-maturity(3)	-	(28)
Leverage acquisition finance loans held for sale(4)	34	(1)

Total gains (losses)	$126	$141

HSBC USA Inc.

(1)	Reflected in Trading revenue in the consolidated statement of income.

(2)	Reflected in Other income in the consolidated statement of income.

(3)	Reflected in Net other-than-temporary impairment losses in the consolidated statement of income.

(4)	Reflected in Gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.

The market turmoil experienced over the past few years has created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and manage credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements as of March 31, 2011.

Other revenues in both periods reflect the impact of changes in value of our own debt and related derivatives for which we elected fair value option as well as several non-recurring items as presented in the first table above. Excluding the impact of all these items, other revenue increased $9 million during the first quarter of 2011 due primarily to higher trading revenue, higher securities gains and lower other-than-temporary impairment losses, partially offset by lower credit card and other fees and commissions. The higher trading revenue and improvement in other-than-temporary impairment losses were driven by continuing improvements in market conditions and as it relates to trading revenue, continued reductions in counterparty exposure. Securities gains were higher due to increased security sales for risk management purposes. Lower credit card fees were due to lower levels of credit card and private label receivables, changes in customer behavior, lower delinquency levels and the continuing impact of certain provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Card Act”) which resulted in lower over limit, late and payment processing fees. Lower other fees and commissions were driven by lower refund anticipation loan fees as we did not offer this product in 2011 as well as lower loan syndication fees. See “Results of Operations” for a more detailed discussion of other revenues.

Net interest income was $1.0 billion during the three months ended March 31, 2011 compared to $1.2 billion during the prior year quarter. The decrease reflects the impact of lower average loan balances and rates earned on these balances. These reductions were partially offset by a lower cost of funds, including lower overall average rates on deposits. See “Results of Operations” for a more detailed discussion of net interest income.

Our provision for credit losses decreased $105 million during the first quarter of 2011 compared to the year-ago quarter primarily due to declines in loan balances and improvements in economic and credit conditions, including lower dollars of delinquency and improvements in early stage consumer loan delinquency roll rates. These conditions have resulted in improved outlook on future loss estimates for our consumer loan portfolio as compared with the prior year quarter. While the provision for credit losses increased for loans in the commercial loan portfolio, it remained a net recovery in both periods as managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets resulted in a higher overall release in loss reserves during the year-ago quarter. See “Results of Operations” for a more detailed discussion of our provision for credit losses.

Operating expenses totaled $1.1 billion during the first quarter of 2011, an increase of 4 percent from the year-ago quarter. The increase was driven by a $78 million impairment of certain previously capitalized software development costs which are no longer realizable as a result of decisions made in March 2011 to cancel certain projects. Excluding the impact of this impairment, operating expenses fell $32 million or 3 percent from the year-ago quarter reflecting lower servicing fees paid to HSBC Finance due to lower levels of receivables being serviced and lower tax refund anticipation loan expenses partially offset by increased salaries associated with the transfer of certain employees of HSBC Finance to our default mortgage loan servicing department in July 2010 (which cost is offset in other revenues) and higher compliance costs. We continue to focus attention on cost mitigation efforts in order to ensure realization of optimal cost efficiencies. See “Results of Operations” for a more detailed discussion of our operating expenses.

HSBC USA Inc.

Our efficiency ratio from continuing operations was 62.22 percent during the there months ended March 31, 2011 compared to 49.66 percent during the year-ago quarter. The deterioration in the efficiency ratio reflects higher operating expenses driven by impairment of certain software development costs, while total net interest income and other revenues declined. Excluding the impact of the software development cost impairment, our efficiency ratio for the first quarter of 2011 was 57.79 percent.

The effective tax rate for the three months ended March 31, 2011 was primarily impacted by a release of valuation allowance previously established on foreign tax credits, utilization of low income housing tax credits, state taxes and the change in state tax rates used to value deferred taxes. During the first quarter of 2011, HSBC North America identified an additional tax planning strategy which is expected to generate sufficient taxable foreign source income to allow us to recognize and utilize foreign tax credits currently on our balance sheet before they expire. See Note 12, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

At December 31, 2010, we consolidated a commercial paper conduit known as Bryant Park Funding LLC (“Bryant Park”) in our financial statements as we were considered to be the primary beneficiary because we had the power to direct the activities of the conduit that most significantly impact its economic performance including a) determining which eligible assets to acquire; b) risk managing the portfolio held; and c) managing the refinancing of commercial paper. During the first quarter of 2011, in order to consolidate and streamline conduit administration across HSBC to reduce risk and achieve operational and capital efficiencies, we completed the assignment of a significant majority of our liquidity asset purchase agreements to HSBC Bank plc. As a result, we no longer have a controlling financial interest in Bryant Park and, beginning in March 2011, we are no longer consolidating Bryant Park. The deconsolidation of Bryant Park resulted in the removal of approximately $2.4 billion of assets from our balance sheet in March 2011 and did not have a significant financial impact on our results of operations. See Note 17, “Variable Interest Entities” for further discussion.

As discussed in our 2010 Form 10-K, we have been building several new retail banking platforms as part of an initiative to build common platforms across HSBC. Certain of these retail banking platforms were rolled out in 2010 and additional platforms continued to be under development. During the first quarter of 2011, we decided to cancel certain projects underway that were developing software for these new platforms as alternative information technology platforms are being pursued. As a result of this decision, we recorded a charge of $78 million during the first quarter of 2011 relating to the impairment of certain previously capitalized software development costs which are now no longer realizable. While development of other banking platforms continues, further development of certain platforms is under review. At March 31, 2011, $32 million of software in the process of development on projects which have not been put into service remains capitalized.

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

We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities. As part of this continuing evaluation, a strategic review of HSBC’s U.S. credit card and private label businesses is underway as HSBC seeks to redistribute resources and reallocate capital to support core businesses. In addition, we are reviewing the markets in which we operate in an effort to determine the optimal size and geographic spread of our branch network as we concentrate on areas with strong international connectivity, consistent with HSBC’s core strategy.

We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. During the first quarter of 2011, in an effort to create a more sustainable cost structure, we initiated a formal review to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To

HSBC USA Inc.

date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. This review will continue throughout 2011 and, as a result, we may incur restructuring charges during the remainder of 2011, the amount of which will depend on the actions that are ultimately implemented.

The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010.

Three Months Ended March 31,	2011	2010

	(dollars are in millions)

Income from continuing operations	$480	$544

Rate of return on average :
Total assets	1.02%	1.20%
Total common shareholder’s equity	12.18	15.49
Net interest margin to average earning assets	2.55	3.01
Efficiency ratio	62.22	49.66
Commercial loan net charge-off ratio(1)	.17	1.28
Consumer loan net charge-off ratio(1)	4.21	6.43

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Loans:
Commercial loans	$31,057	$30,274
Consumer loans	40,661	42,795

Total loans	$71,718	$73,069

Loans held for sale	$1,688	$2,390

Commercial allowance as a percent of loans(1)	1.55%	1.77%
Commercial two-months-and-over contractual delinquency	2.06	2.42
Consumer allowance as a percent of loans(1)	3.32	3.82
Consumer two-months-and-over contractual delinquency	4.75	5.04
Loan-to-deposits ratio(2)	75.92	80.56
Total shareholders’ equity to total assets	8.76	9.10
Total capital to risk weighted assets	18.72	18.14
Tier 1 capital to risk weighted assets	12.40	11.80

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of loss reserves, as a percentage of domestic deposits less certificate of deposits equal to or less than $100 thousand.

Loans Loans, excluding loans held for sale, were $71.7 billion at March 31, 2011 compared to $73.1 billion at December 31, 2010. The decrease in loans as compared to December 31, 2010 reflects the deconsolidation of the Bryant Park commercial paper conduit which contributed $1.2 billion to outstanding commercial loans at December 31, 2010, as well as run-off in all consumer portfolios with the exception of residential mortgages which remained relatively flat. We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises. The decline in credit card and private label receivables reflects fewer active customer accounts, an increased focus by customers to reduce outstanding credit card debt and seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. Excluding the impact to loans from the deconsolidation of Bryant Park, commercial

HSBC USA Inc.

loans increased $2.0 billion since December 31, 2010, driven by a $1.2 billion increase in affiliate loans, including loans to HSBC Markets and its subsidiaries as well as new business activity. These increases were partially offset by paydowns and managed reductions in certain exposures. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

Credit Quality Our allowance for credit losses as a percentage of total loans decreased to 2.55 percent at March 31, 2011 as compared to 2.97 percent at December 31, 2010. The decrease in our allowance ratio reflects a lower allowance on all of our consumer loan portfolios due to improved credit quality, lower delinquency levels and continuing improvements in economic conditions. Our commercial loan allowance for credit losses ratio also fell as economic conditions continued to stabilize and related credit quality and future loss estimates improved.

Our consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) decreased to 4.75 percent at March 31, 2011 as compared to 5.04 percent at December 31, 2010. Dollars of delinquency decreased across virtually all consumer portfolios while outstanding loan balances also declined in all portfolios except residential mortgage loans. The decrease in the consumer delinquency ratio was primarily in our residential mortgage, private label card and credit card portfolios. See “Credit Quality” for a more detailed discussion of the increase in our delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) decreased 61 basis points compared to the quarter ended December 31, 2010 primarily due to lower commercial, private label card and credit card charge-offs driven by lower receivable levels and improved credit quality. As it relates to private label card and credit card receivables, these favorable trends were partially offset by the impact from continued high unemployment levels. See “Credit Quality” for a more detailed discussion of the increase in net charge-offs and the net charge-off ratio.

Funding and Capital Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 12.40 percent and 11.80 percent at March 31, 2011 and December 31, 2010, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received no cash capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”) during the first quarter of 2011.

As part of the regulatory approvals with respect to the affiliate receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than a typical eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by HSBC Bank USA. At March 31, 2011, the remaining purchased receivables subject to this requirement totaled $2.8 billion, of which $583 million were considered low-quality assets. We have exceeded the minimum capital ratios required at March 31, 2011 and December 31, 2010.

As discussed in previous filings, HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While HSBC USA Inc. will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis. Prior to adoption of Basel II, we are required to successfully complete a parallel run by measuring regulatory capital under both the new regulatory capital rules and the existing general risk-based rules for a period of at least four quarters. Successful completion of the parallel run period requires the approval of U.S. regulators. We began the parallel run period in January 2010 which encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. We are uncertain as to when we will receive approval from our primary regulator. Regulatory approval may not occur until later in 2011 or in 2012. We have integrated Basel II metrics into our management reporting and decision making process.

HSBC USA Inc.

Income Before Income Tax Expense – Significant Trends Income from continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

Three Months Ended March 31,	2011	2010

	(in millions)

Income (loss) from continuing operations before income tax for prior year	$858	$(58)
Increase (decrease) in income from continuing operations before income tax attributable to:
Balance sheet management activities(1)	65	(192)
Trading revenue(2)	45	346
Credit card fees(3)	(64)	(124)
Loans held for sale(4)	(82)	163
Residential mortgage banking related revenue (loss)(5)	2	(102)
Loss on own debt designated at fair value and related derivatives(6)	(48)	(16)
Gain (loss) on instruments designated at fair value and related derivatives, excluding own debt(6)	23	(50)
Provision for credit losses(7)	105	963
All other activity(8)	(342)	(72)

Income from continuing operations before income tax for current period	$562	$858

(1)	Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains or losses on sales of investments, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment see the caption “Business Segments” section in this MD&A.

(2)	For additional discussion regarding trading revenue, see the caption “Results of Operations” in this MD&A.

(3)	For additional discussion regarding credit card fees, see the caption “Results of Operations” in this MD&A.

(4)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Revenue” in this MD&A.

(5)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in this MD&A.

(6)	For additional discussion regarding fair value option and fair value measurement, see Note 11, “Fair Value Option,” in the accompanying consolidated financial statements.

(7)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in this MD&A.

(8)	Represents other banking activities, including the impact of certain non-recurring items such as the impaired software development costs in 2011 and in 2010, the gain on the sale of Wells Fargo HSBC Trade Bank and the whole loan repurchase settlement.

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

HSBC USA Inc.

monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis.

Three Months Ended March 31,	2011	2010

Net income (loss) – U.S. GAAP basis	$479	$554
Adjustments, net of tax:
Reclassification of financial assets	(31)	(10)
Securities	11	34
Derivatives	2	2
Loan impairment	7	7
Property	(2)	-
Pension costs	6	57
Purchased loan portfolios	(20)	(26)
Servicing assets	-	1
Return of capital	-	(3)
Release of tax valuation allowances	39	-
Uncertain tax positions	(160)	-
Other	3	11

Net income (loss) – IFRSs basis	334	627
Tax benefit (expense) – IFRSs basis	(120)	(356)

Profit (loss) before tax – IFRSs basis	$454	$983

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

Securities – Under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in accumulated other comprehensive income provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will not have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire amount is recognized in earnings. Also under IFRSs, recoveries in other-than-temporary impairment related to improvement in the underlying credit characteristics of the investment are recognized immediately in earnings while under U.S. GAAP, they are amortized to income over the remaining life of the security. There are also less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is

HSBC USA Inc.

reversed. There is no similar requirement under U.S. GAAP. During 2009 under IFRSs, we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering. The additional shares are not recorded under U.S. GAAP.

Derivatives – Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to allow up-front recognition of the difference between transaction price and fair value in the consolidated statement of income. Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled.

Loan impairment – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to net realizable value on secure loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to net realizable value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loans balance net of impairment allowances, and therefore reflects the collectibility of the loans.

Property – The sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under IFRSs while under US GAAP, such gain is deferred and recognized over ten years due to our continuing involvement.

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of the projected benefit obligation or fair value of plan assets beyond the 10 percent “corridor.” Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under US GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

Purchased loan portfolios – Under U.S. GAAP, purchased loans for which there has been evidence of credit deterioration at the time of acquisition are recorded at an amount based on the net cash flows expected to be collected. This generally results in only a portion of the loans in the acquired portfolio being recorded at fair value. Under IFRSs, the entire purchased portfolio is recorded at fair value. When recording purchased loans at fair value, the difference between all estimated future cash collections and the purchase price paid is recognized into income using the effective interest method. An allowance for loan loss is not established unless the original estimate of expected future cash collections declines.

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

Release of tax valuation allowances – Reflects differences in the timing of amounts of deferred tax assets that can be realized between U.S. GAAP and IFRSs.

Uncertain tax positions – Under U.S. GAAP, developments regarding uncertain tax positions that occur after the balance sheet date but before issuance of the financial statements are considered to be an unrecognized subsequent

HSBC USA Inc.

event for which no impact is recorded in the current period. Under IFRSs, financial statements are adjusted to reflect a material event that occurs after the end of the reporting period but before the financial statements are authorized for issuance if the event provides additional evidences relating to conditions that existed at the end of the reporting period.

Other – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, discounting repurchase liabilities on sold loans, restructuring costs, depreciation expense and loans held for sale.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at March 31, 2011 and increases (decreases) since December 31, 2010, are summarized in the table below.

		Increase (Decrease) From
	March 31,	December 31, 2010
	2011	Amount	%

	(dollars are in millions)

Period end assets:
Short-term investments	$36,580	$18,566	100+ %
Loans, net	69,886	(1,013)	(1.4)
Loans held for sale	1,688	(702)	(29.4)
Trading assets	32,980	578	1.8
Securities	42,797	(5,916)	(12.1)
Other assets	12,656	1,261	11.1

	$196,587	$12,774	6.9%

Funding sources:
Total deposits	$132,761	$12,110	10.0%
Trading liabilities	11,165	637	6.1
Short-term borrowings	13,820	(1,367)	(9.0)
All other liabilities	4,634	1,150	33.0
Long-term debt	16,986	(244)	(1.4)
Shareholders’ equity	17,221	488	2.9

	$196,587	$12,774	6.9%

Short-Term Investments Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements. Balances will fluctuate between periods depending upon our liquidity position at the time. Increases during the first quarter of 2011 reflect increased liquidity driven by higher deposit levels.

HSBC USA Inc.

Loans, Net Loan balances at March 31, 2011 and increases (decreases) since December 31, 2010 are summarized in the table below:

		Increase (Decrease) From
	March 31,	December 31, 2010
	2011	Amount	%

	(dollars are in millions)

Commercial loans:
Construction and other real estate	$8,281	$53	.6%
Business banking and middle market enterprises	8,054	109	1.4
Large corporate	11,878	1,133	10.5
Other commercial loans	2,844	(512)	(15.3)

Total commercial loans	31,057	783	2.6

Consumer loans:
Residential mortgages, excluding home equity mortgages	13,868	171	1.2
Home equity mortgages	3,678	(142)	(3.7)

Total residential mortgages	17,546	29	.2
Private label	12,014	(1,282)	(9.6)
Credit Card	10,014	(797)	(7.4)
Other consumer	1,087	(84)	(7.2)

Total consumer loans	40,661	(2,134)	(5.0)

Total loans	71,718	(1,351)	(1.9)
Allowance for credit losses	1,832	(338)	(15.6)

Loans, net	$69,886	$(1,013)	(1.4)%

Commercial loan balances at December 31, 2010 reflect $1.2 billion of loans relating to the Bryant Park commercial paper conduit which we no longer consolidate at March 31, 2011. Excluding the impact of Bryant Park, commercial loan balances increased $2.0 billion since December 31, 2010, driven by a $1.2 billion increase in affiliate loans, including loans to HSBC Markets and its subsidiaries, as well as new business activity. These increases were partially offset by paydowns and managed reductions in certain exposures.

Residential mortgage loans have remained relatively flat since December 31, 2010. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a majority of our new residential loan originations through the secondary markets and have allowed the existing loan portfolio to run off, resulting in reductions in loan balances. The balances reflect increases to the portfolio associated with originations targeted at our Premier customer relationships.

HSBC USA Inc.

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

	Refreshed LTVs(1)(2)		Refreshed LTVs(1)(2)
	at March 31, 2011		at December 31, 2010
	First Lien	Second Lien	First Lien	Second Lien

LTV < 80%	75.6%	64.2%	75.1%	64.1%
80% ≤ LTV < 90%	11.5	13.4	11.9	13.5
90% ≤ LTV < 100%	6.7	9.8	6.8	9.8
LTV ≥ 100%	6.3	12.6	6.2	12.6
Average LTV for portfolio	67.1%	73.6%	67.1%	73.6%

(1)	Refreshed LTVs for first liens are calculated using the loan balance as of the reporting date. Refreshed LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property’s appraised value at the time of loan origination updated by the change in the Federal Housing Finance Agency’s (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)	Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of December 31, 2010 and September 30, 2010, respectively.

Credit card and private label receivable balances decreased due to fewer active customer accounts, an increased focus by customers to reduce outstanding credit card debt and, as it relates to the private label portfolio, the continued impact associated with the exit of certain merchant relationships. Decreases also reflect seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. At March 31, 2011, private label receivables include $743 million associated with merchants for which we no longer finance new purchases.

Other consumer loans have decreased primarily due to the discontinuation of originations of student loans and run-off of our installment loan portfolio.

Loans Held for Sale Loans held for sale at March 31, 2011 and increases (decreases) since December 31, 2010 are summarized in the table below.

		Increase (Decrease) From
		December 31,
	March 31,	2010
	2011	Amount	%

	(dollars are in millions)

Total commercial loans	$845	$(511)	(37.7)%
Consumer loans:
Residential mortgages	763	(191)	(20.0)
Other consumer	80	-	-

Total consumer loans	843	(191)	(18.5)

Total loans held for sale	$1,688	$(702)	(29.4)%

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were

HSBC USA Inc.

$542 million and $1.0 billion at March 31, 2011 and December 31, 2010, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. Commercial loan balances under this program decreased during the first quarter of 2011 due to loan sales. In addition beginning in 2010, we provided foreign currency denominated loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. The fair value of commercial loans held for sale under this program was $271 million and $273 million at March 31, 2011 and December 31, 2010, respectively. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for further information.

Residential mortgage loans held for sale include subprime residential mortgage loans of $304 million and $391 million at March 31, 2011 and December 31, 2010, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retained the servicing rights in relation to the mortgages upon sale. Balances declined in the first quarter of 2011 due to subprime residential mortgage loan sales.

Other consumer loans held for sale consist of student loans which we no longer originate.

Consumer loans held for sale are recorded at the lower of cost or market value. While the book value of loans held for sale continued to exceed fair value at March 31, 2011, we experienced a decrease in the valuation allowance during the first quarter of 2011 primarily due to lower balances driven by loan sales.

Trading Assets and Liabilities Trading assets and liabilities balances at March 31, 2011 and increases (decreases) since December 31, 2010, are summarized in the table below.

		Increase (Decrease) From
		December 31,
	March 31,	2010
	2011	Amount	%

	(dollars are in millions)

Trading assets:
Securities(1)	$12,854	$3,189	33.0%
Precious metals	13,594	(3,131)	(18.7)
Derivatives(2)	6,532	520	8.6

	$32,980	$578	1.8%

Trading liabilities:
Securities sold, not yet purchased	$349	$137	64.6%
Payable for precious metals	5,377	51	1.0
Derivatives(3)	5,439	449	9.0

	$11,165	$637	6.1%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate bonds and debt securities.

(2)	At March 31, 2011 and December 31, 2010, the fair value of derivatives included in trading assets has been reduced by $3.2 billion and $3.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)	At March 31, 2011 and December 31, 2010, the fair value of derivatives included in trading liabilities has been reduced by $5.8 billion, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative.

Securities balances as well as balances of securities sold, not yet purchased increased at March 31, 2011 due to an increase in Treasury positions related to hedges for derivative positions in both the interest rate and emerging market trading portfolio.

HSBC USA Inc.

Precious metals trading assets decreased at March 31, 2011 primarily due to a reduction in gold inventory. The higher payable for precious metals compared to December 31, 2010 was primarily due to higher metal balances, mainly for price increases in silver.

Derivative assets and liabilities balances as compared to December 31, 2010 were impacted by market movements as valuations of credit derivatives increased from spread widening and increased value in foreign exchange and interest rate derivatives. This was partially offset by the continued decrease in credit derivative positions as a number of transaction unwinds and commutations reduced the outstanding market value as management continues to actively reduce exposure.

Deposits Deposit balances by major depositor categories at March 31, 2011 and increases since December 31, 2010, are summarized in the table below.

		Increase (Decrease) From
		December 31,
	March 31,	2010
	2011	Amount	%

	(dollars are in millions)

Individuals, partnerships and corporations	$112,608	$8,620	8.3%
Domestic and foreign banks	14,018	2,106	17.7
U.S. government, states and political subdivisions	5,047	754	17.6
Foreign governments and official institutions	1,088	630	100+

Total deposits	$132,761	$12,110	10.0%

Total core deposits(1)	$94,276	$3,305	3.6%

(1)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be a significant source of funding during the first quarter of 2011. Deposits at March 31, 2011 have increased since December 31, 2010 as higher deposits from affiliates, increases in foreign placed deposits, growth in branch-based deposit products driven primarily by our Premier and branch expansion strategies as well as seasonal increases in deposits was partially offset by our efforts to manage down low margin wholesale deposits in order to maximize profitability. Our relative liquidity strength has also allowed us to lower rates to be in line with our competition on several low margin deposit products. Core domestic deposits, which are a substantial source of our core liquidity, increased during the first quarter of 2011 driven by continuing growth in our Premier balances and increases in institutional transaction account balances.

Our strategy for our core retail banking business, includes building deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•	HSBC Premier, HSBC’s global banking service that offers internationally minded mass affluent customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager. Total Premier deposits have grown to $30.9 billion at March 31, 2011 as compared to $29.5 billion at December 31, 2010;

•	Deepening our existing customer relationships by needs-based sales of wealth, banking and mortgage products.

Short-Term Borrowings Balances at March 31, 2011 decreased as compared to December 31, 2010 as a result of the deconsolidation of the Bryant Park commercial paper conduit during the first quarter of 2011 which held $3.0 billion of commercial paper at December 31, 2010, partially offset by increased levels of securities sold under agreements to repurchase.

HSBC USA Inc.

Long-Term Debt Long-term debt at March 31, 2011 decreased as compared to December 31, 2010 due to an increased mix of lower rate short-term funding (excluding the impact of Bryant Park), the impact of long-term debt retirements and continued focus on deposit gathering activities.

Incremental issuances from the $40.0 billion HSBC Bank USA Global Bank Note Program totaled $236 million and $176 million during the three months ended March 31, 2011 and 2010, respectively. Total debt outstanding under this program was $5.1 billion and $4.9 billion at March 31, 2011 and December 31, 2010, respectively.

Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $540 million and $502 million during the three months ended March 31, 2011 and 2010, respectively. Total long-term debt outstanding under this shelf was $6.5 billion and $6.5 billion at both March 31, 2011 and December 31, 2010.

Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at March 31, 2011 and December 31, 2010. At March 31, 2011, we had the ability to access further borrowings of up to $3.1 billion based on the amount pledged as collateral with the FHLB.

We have entered into transactions with VIEs organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of certain of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and the debt of these VIEs. Debt obligations of VIEs totaling $55 million were included in long-term debt at March 31, 2011. Debt obligations of VIEs totaling $3.0 billion and $205 million were included in short-term borrowings and long-term debt, respectively, at December 31, 2010. The decrease in short-term borrowings during the first quarter of 2011 reflects the deconsolidation in the first quarter of 2011 of Bryant Park. See Note 17, “Variable Interest Entities,” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for residential mortgage loans. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

March 31,
Three Months Ended	2011

Number of REO properties at end of period	607
Number of properties added to REO inventory in the period	265
Average loss on sale of REO properties(1)	9.1%
Average total loss on foreclosed properties(2)	45.9%
Average time to sell REO properties (in days)	213

(1)	Property acquired through foreclosure is initially recognized at its fair value less estimated costs to sell (“Initial REO Carrying Value”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Value divided by the Initial REO Carrying Value. At March 31, 2011, the fair value of our residential mortgage REO totaled $73 million.

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down plus any other ancillary amounts owed (e.g., real estate tax advances) which were incurred prior to our taking title to the property.

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

The significant components of net interest margin are summarized in the following table:

Three Months Ended March 31,	2011	2010

Yield on total earning assets	3.26%	3.82%
Rate paid on interest bearing liabilities	.87	.97

Interest rate spread	2.39	2.85
Benefit from net non-interest earning or paying funds	.16	.16

Net interest margin	2.55%	3.01%

Significant trends affecting the comparability of net interest income and interest rate spread for the three months ended March 31, 2011 are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

		Interest Rate
Three Months Ended March 31,	Amount	Spread

	(dollars are in millions)

Net interest income/interest rate spread from prior year period	$1,205	2.85%

Increase (decrease) in net interest income associated with:
Trading related activities	15
Balance sheet management activities(1)	23
Private label card portfolio	(41)
Credit card portfolio	(122)
Commercial loans	(17)
Deposits	41
Residential mortgage banking	4
Other activity	(60)

Net interest income/interest rate spread for current year period	$1,048	2.39%

(1)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading related activities Net interest income for trading related activities increased during the first quarter of 2011 primarily due to higher balances on interest earning trading assets, such as trading bonds, which was partially offset by lower rates earned on these assets.

Balance sheet management activities Higher net interest income from balance sheet management activities during the first quarter of 2011 reflects positions taken in expectation of continued low short-term rates including additional purchases of U.S. Treasuries and Government National Mortgage Association mortgage-backed securities.

Private label card portfolio Net interest income on private label credit card receivables was lower during the first quarter of 2011 as a result of higher premiums, lower average balances outstanding and lower receivable levels at penalty pricing, partially offset by lower funding costs.

Credit card portfolio Net interest income on credit card receivables decreased during the first quarter of 2011 primarily reflecting lower average balances outstanding, lower loan levels at penalty pricing and higher premiums, partially offset by lower funding costs.

HSBC USA Inc.

Commercial loans Net interest income on commercial loans decreased during the first quarter of 2011 primarily due to lower average loan balances, partially offset by lower levels of nonperforming loans and lower funding costs.

Deposits Higher net interest income during the first quarter of 2011 reflects improved spreads in the Personal Financial Services (“PFS”) and Commercial Banking business (“CMB”) segments as deposit pricing has been adjusted to reflect the on-going low interest rate environment. Both segments continue to be impacted however, relative to historical trends, by the current rate environment and the growth in higher yielding deposit products such as on-line savings and Premier investor accounts.

Residential mortgage banking Higher net interest income during the first quarter of 2011 resulted from lower funding costs, partially offset by lower average residential loans outstanding.

Other activity Net interest income on other activity was lower during the first quarter of 2011, largely driven by lower net interest income from the sale of auto finance receivables during 2010.

Provision for Credit Losses The provision for credit losses associated with various loan portfolios is summarized in the following table.

Three Months Ended March 31,	2011	2010

	(in millions)

Commercial:
Construction and other real estate	$(28)	$2
Business banking and middle market enterprises	(2)	3
Large corporate	(5)	(77)
Other commercial	(6)	(1)

Total commercial	(41)	(73)

Consumer:
Residential mortgages, excluding home equity mortgages	21	(19)
Home equity mortgages	10	(21)
Private label card receivables	51	109
Credit card receivables	61	190
Auto finance	-	25
Other consumer	4	-

Total consumer	147	284

Total provision for credit losses	$106	$211

During the first quarter of 2011, we decreased our credit loss reserves as the provision for credit losses was $339 million lower than net charge-offs reflecting lower loss estimates in our commercial and consumer loan portfolios. The provision as a percentage of average receivables was .15 percent at March 31, 2011 compared to .27 percent at March 31, 2010.

We experienced a lower net recovery in commercial loan loss provision in the first quarter of 2011 as compared to the prior year quarter. While we experienced reserve reductions on troubled debt restructures in commercial real estate and middle market enterprises as well as lower nonperforming loans and criticized asset levels in the quarter, reductions in higher risk rated loan balances and stabilization in credit downgrades, including managed reductions in certain exposures and improvements in the financial circumstances of certain customer relationships in both periods resulted in a higher overall release in loss reserves during the year-ago period. Given the nature of the factors driving the reduction in commercial loan provision during the quarter, provision levels recognized in the first quarter of 2011 should not be considered indicative of provision levels in the future.

The provision for credit losses on residential mortgages including home equity mortgages increased $71 million during the first quarter of 2011 as compared to the prior year quarter. While residential mortgage loan credit quality

HSBC USA Inc.

continues to improve as delinquency and charge-off levels continue to decline, the prior year quarter reflects a reduction in loss reserves associated with certain portfolio risk factors that did not re-occur in 2011.

Provision expense associated with our private label card portfolio decreased $58 million during the first quarter of 2011 compared to the year-ago quarter due to lower receivable levels, improved economic and credit conditions, including lower dollars of delinquency, improvements in early stage delinquency roll rates and higher recovery rates. Lower receivable levels reflect fewer active customer accounts and an increased focus by consumers to pay down card debt. The impact on private label card receivable losses from the current economic environment, including high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

The provision for credit losses associated with credit card receivables decreased $129 million during the first quarter of 2011 compared to the year-ago quarter reflecting lower receivable levels, improved economic and credit conditions, including lower dollars of delinquency, improvements in early stage delinquency roll rates and higher recovery rates. Lower receivable levels reflect fewer active customer accounts and an increased focus by consumers to pay down credit card debt. The impact on credit card receivable losses from the current economic environment, including high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

Provision expense associated with our auto finance portfolio decreased during the first quarter of 2011 as a result of the sale in August 2010 of the remaining auto loans purchased from HSBC Finance in August 2010.

Our methodology and accounting policies related to the allowance for credit losses are presented in “Critical Accounting Policies and Estimates” in MD&A and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” in our 2010 Form 10-K. See “Credit Quality” in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.

Other Revenues The components of other revenues are summarized in the following table.

			Increase
			(Decrease)
Three Months Ended March 31,	2011	2010	Amount	%

	(dollars are in millions)

Credit card fees	$169	$233	$(64)	(27.5)%
Other fees and commissions	198	285	(87)	(30.5)
Trust income	28	26	2	7.7
Trading revenue	224	186	38	20.4
Net other-than-temporary impairment losses	-	(28)	28	100.0
Other securities gains, net	44	21	23	100+
HSBC affiliate income:
Fees and commissions	24	27	(3)	(11.1)
Other affiliate income	22	6	16	100+

Total HSBC affiliate income	46	33	13	39.4
Residential mortgage banking revenue (loss)(1)	(35)	(37)	2	5.4
Gain (loss) on instruments at fair value and related derivatives	21	46	(25)	(54.3)
Other income:
Valuation of loans held for sale	(5)	77	(82)	(100+ )
Insurance	3	5	(2)	(40.0)
Earnings from equity investments	10	3	7	100+
Miscellaneous income	21	73	(52)	(71.2)

Total other income	29	158	(129)	(81.6)

Total other revenues	$724	$923	$(199)	(21.6)%

(1)	Includes servicing fees received from HSBC Finance of $2 million during the three months ended March 31, 2011 and 2010.

HSBC USA Inc.

Credit Card Fees Lower credit card fees during the first quarter of 2011 was due primarily to lower receivable levels as a result of fewer active customer accounts, changes in customer behavior, improved delinquency levels and the implementation of certain provisions of the Card Act subsequent to January 2010. The Card Act has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees, restrictions on fees charged to process on-line and telephone payments and lower late fees due to limits on fees that can be assessed all of which are considered in determining the purchase price of the receivables purchased daily from HSBC Finance. Also contributing to the decrease were higher revenue share payments due to improved cash flows and renegotiation of certain merchant agreements since March 2010.

Other fees and commissions Other fee-based income decreased during the first quarter of 2011 largely due to lower refund anticipation loan fees as we did not offer these products during the 2011 tax season. Also contributing to the decline were lower loan syndication fees.

Trust income Trust income increased in the first quarter of 2011 due to an increase in fee income associated with our management of fixed income assets, partially offset by reduced fee income associated with the continued decline in money market assets under management.

Trading revenue is generated by participation in the foreign exchange, rates, credit and precious metals markets. The following table presents trading related revenue by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is included in net interest income on the consolidated statement of income. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

			Increase
			(Decrease)
Three Months Ended March 31,	2011	2010	Amount	%

	(dollars are in millions)

Trading revenue	$224	$186	$38	20.4%
Net interest income	11	3	8	100+

Trading related revenue	$235	$189	$46	24.3%

Business:
Derivatives	$164	$107	$57	53.3%
Balance sheet management	5	21	(16)	(76.2)
Foreign exchange	42	36	6	16.7
Precious metals	20	20	-	-
Global banking	-	(5)	5	100.0
Other trading	4	10	(6)	(60.0)

Trading related revenue	$235	$189	$46	24.3%

Trading revenue increased during the first quarter of 2011 reflecting continuing improvements in market conditions during the quarter and continued reductions in counterparty exposure.

Trading revenue related to derivatives improved during the first quarter of 2011 largely due to increased new deal activity in interest rate swaps as higher demand for the product was related to the strong corporate debt issuance market. Demand for Emerging Markets focused products, especially cross currency swaps, also led to higher revenue. The performance of credit derivatives also increased during the first quarter of 2011 as credit spread volatility and the outlook for corporate defaults has stabilized.

Trading income related to balance sheet management activities declined during the first quarter of 2011 primarily due to lower net interest income as holdings of certain collateralized mortgage obligations were sold for risk management purposes.

HSBC USA Inc.

Foreign exchange trading revenue increased during the first quarter of 2011 due to increased trading volumes and market volatility.

Precious metals volumes remained flat during the three months ended March 31, 2011 as customer demand for metals as a perceived safe haven investment remained stable.

Global banking trading revenue improved during the first quarter of 2011 as the business continued to reduce its risk exposure.

Other trading revenue decreased during the first quarter of 2011 as the prior year period benefitted from a one time settlement of a counterparty receivable.

Net Other-Than-Temporary Impairment Losses During the three months ended March 31, 2011 there were no other-than-temporary impairment losses recognized. During the three months ended March 31, 2010, 19 debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates with only the credit component of such other-than-temporary impairment recognized in earnings. The following table presents the other-than-temporary impairment recognized in earnings.

Three Months Ended March 31,	2011	2010

	(in millions)

Other-than-temporary impairment losses recognized in the consolidated statement of income	$-	$(28)

Other Securities Gains, Net We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During the first quarter of 2011, we sold $8.5 billion of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $82 million and losses of $38 million, which is included as a component of other security gains, net above. During the first quarter of 2010, we sold $4.0 billion of these securities and recognized gains of $32 million and losses of $11 million. Gross realized gains and losses from sales of securities are summarized in Note 4, “Securities,” in the accompanying consolidated financial statements.

HSBC affiliate income Affiliate income increased during the first quarter of 2011 due to higher fees and commissions earned from HSBC Finance affiliates as compared to the year-ago quarter driven by the transfer in July 2010 of certain real estate default servicing employees from HSBC Finance, partially offset by lower fees and commissions earned from HSBC Markets USA (“HMUS”) and other HSBC affiliates and lower fees on tax refund anticipation loans as we did not offer this loan program during the 2011 tax season.

Residential Mortgage Banking Revenue (Loss) The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income

HSBC USA Inc.

in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase
			(Decrease)
Three Months Ended March 31,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$60	$56	$4	7.1%

Servicing related income:
Servicing fee income	28	32	(4)	(12.5)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	5	5	-	-
Realization of cash flows	(19)	(27)	8	29.6
Trading – Derivative instruments used to offset changes in value of MSRs	(16)	11	(27)	(100+	)

Total servicing related income	(2)	21	(23)	(100+	)

Originations and sales related income (loss):
Gains on sales of residential mortgages	16	13	3	23.1
Provision for repurchase obligations	(44)	(73)	29	39.7
Trading and hedging activity	(12)	(5)	(7)	(100+	)

Total originations and sales related income (loss)	(40)	(65)	25	38.5

Other mortgage income	7	7	-	-

Total residential mortgage banking revenue included in other revenues	(35)	(37)	2	5.4

Total residential mortgage banking related revenue	$25	$19	$6	31.6%

Higher net interest income during the first quarter of 2011 reflects wider spreads on flat average outstanding balances offset by increased deferred cost amortization. We continue to sell the majority of new loan originations to government sponsored enterprises. Consistent with our Premier strategy, additions to the portfolio are comprised largely of Premier relationship products.

Total servicing related income decreased during the first quarter of 2011 due to deterioration in net hedged MSR performance and lower servicing fee income as the average serviced loan portfolio declined as new originations sold were more than offset by prepayments, partially offset by decreased realization of cash flows.

Originations and sales related income (loss) improved during the first quarter of 2011, driven largely by lower loss provisions for loan repurchase obligations associated with loans previously sold. During the three months ended March 31, 2011, we recorded a charge of $44 million due to an increase in our estimated exposure associated with repurchase obligations on loans previously sold compared to a charge of $73 million recorded in the year-ago quarter for such exposure.

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

Valuation of loans held for sale Valuation adjustments on loans held for sale in the prior year quarter includes an $89 million settlement relating to certain whole loans previously purchased for re-sale from a third party. Excluding

HSBC USA Inc.

the impact of this item, valuation adjustments on loans held for sale improved in 2011 due to lower balances and reduced volatility. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are sub-prime residential mortgage loans with a fair value of $304 million and $391 million as of March 31, 2011 and December 31, 2010, respectively. Loans held for sale are recorded at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Valuations on residential mortgage loans we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.

Other Income Excluding the valuation of loans held for sale as discussed above, other income decreased during the three months ended March 31, 2011 as the year-ago quarter included a gain of $66 million relating to the sale of our equity investment in Wells Fargo HSBC Trade Bank (“WHTB”) as well as a $5 million payment as a final payment from a judgment related to our purchase of a community bank from CT Financial Services.

Operating Expenses The components of operating expenses are summarized in the following tables.

			Increase
			(Decrease)
Three Months Ended March	2011	2010	Amount	%

	(dollars are in millions)

Salaries and employee benefits:
Salaries	$162	$138	$24	17.4%
Employee benefits	131	126	5	4.0

Total salaries and employee benefits	293	264	29	11.0

Occupancy expense, net	68	71	(3)	(4.2)

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	154	224	(70)	(31.3)
Fees paid to HMUS	59	83	(24)	(28.9)
Fees paid to HTSU	206	172	34	19.8
Fees paid to other HSBC affiliates	42	31	11	35.5

Total support services from HSBC affiliates	461	510	(49)	(9.6)

Other expenses:
Equipment and software	90	10	80	100+
Marketing	18	28	(10)	(35.7)
Outside services	26	22	4	18.2
Professional fees	38	12	26	100+
Postage, printing and office supplies	4	4	-	-
Off-balance sheet credit reserves	(12)	(8)	(4)	(50.0)
FDIC assessment fee	35	36	(1)	(2.8)
Insurance business	(1)	(1)	-	-
Miscellaneous	80	106	(26)	(24.5)

Total other expenses	278	209	69	33.0

Total operating expenses	$1,100	$1,054	$46	4.4%

Personnel – average number	10,361	9,029
Efficiency ratio	62.22%	49.66%

HSBC USA Inc.

Salaries and employee benefits Salaries and employee benefits expense increased during the first quarter of 2011 driven by increased costs associated with the transfer in July 2010 of certain employees from HSBC Finance to the default mortgage loan servicing department of a subsidiary of HSBC Bank USA, partially offset by continued cost management efforts.

Occupancy expense, net Occupancy expense decreased during the first quarter of 2011, as amounts in 2010 include $8 million in lease abandonment costs associated with the closure of several non-strategic branches. Excluding the impact of this item, occupancy expense increased during the three months ended March 31, 2011, reflecting higher costs associated with the expansion of our core banking network within the PFS segment resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses.

Support services from HSBC affiliates includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, risk management, collection and accounting functions as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans, private label card receivables, credit card receivables and auto finance receivables until the auto finance portfolio was sold in August 2010.

Lower support services from HSBC affiliates during the first quarter of 2011 reflects lower charges from HSBC Finance due to lower levels of receivables being serviced, including lower levels of credit card loans and the impact of the sale in 2010 of all remaining auto loans purchased from HSBC Finance and lower expenses for servicing and assuming the credit risk associated with refund anticipation loans originated as we did not offer this loan program during the 2011 tax season. These decreases were partially offset by higher compliance costs.

Marketing expenses Lower marketing and promotional expenses resulted from continued optimization of marketing spend as a result of general cost saving initiatives, partially offset by a continuing investment in HSBC brand activities, primarily within the PFS and CMB business segments.

Other expenses Other expenses (excluding marketing expenses) increased during the first quarter of 2011 primarily due to a charge of $78 million included within equipment and software relating to the impairment of certain previously capitalized software development costs which are no longer realizable, as well as higher professional fees driven by increased compliance costs.

Efficiency ratio Our efficiency ratio, which is the ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues, was 62.22 percent during the three months ended March 31, 2011 compared to 49.66 percent during the prior year quarter. The deterioration during the first quarter of 2011 reflects higher operating expenses driven by an impairment of certain software development costs while the total of net interest income and other revenues declined. Excluding the impact of the software development cost impairment, our efficiency ratio for the first quarter of 2011 was 57.81 percent.

Segment Results – IFRSs Basis

As discussed in our 2010 Form 10-K, we initiated a process in late 2010 to re-evaluate the financial information used to manage our business including the scope and content of the financial data being reported to our management and Board of Directors. During the first quarter of 2011, we completed our evaluation and decided we would no longer manage and evaluate the performance of the receivables purchased from HSBC Finance as a separate operating segment. Rather, we would manage and evaluate the performance of these assets as a component of our Personal Financial Services operating segment, consistent with HSBC’s globally defined business segments. As a result, beginning in the first quarter of 2011, our management reporting was changed to reflect this decision and going forward we will now report our financial results under four reportable segments: Personal Financial Services, Commercial Banking, Global Banking and Markets and Private Banking. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in the basis of

HSBC USA Inc.

our segmentation or measurement of segment profit as compared with the presentation in our 2010 Form 10-K. Our segment results are reported on a continuing operations basis.

HSBC previously announced that with effect from March 1, 2011, Retail Banking and Wealth Management would be managed as a single global business. This business is the existing Personal Financial Services with Asset Management moving from Global Banking and Markets to this new single business. Therefore, to coincide with the change in our management reporting effective beginning in the second quarter of 2011, we will change the name of our Personal Financial Services segment to Retail Banking and Wealth Management and will include the results of Asset Management in this segment for all periods presented.

We report to our parent, HSBC, in accordance with its reporting basis, IFRSs. As a result, our segment results are presented on an IFRSs Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 16, “Business Segments,” in the accompanying consolidated financial statements and under the caption “Basis of Reporting” in this MD&A.

Personal Financial Services (“PFS”)  Our PFS segment provides banking and wealth products and services, including personal loans, private label and credit card loans, deposits, branch services and financial planning products and services such as mutual funds, investments and insurance. All of our private label card receivables and a substantial majority of our credit card receivables are purchased daily from HSBC Finance.

During the first quarter of 2011, we continue to direct resources towards the expansion of the core retail banking business and in particular the growth of wealth services and HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. Premier customers increased to approximately 503,000 at March 31, 2011, a 3 percent increase from December 31, 2010 and a 31 percent increase from March 31, 2010. We remain focused on providing differentiated premium services to the internationally minded mass affluent and upwardly mobile customers.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises. Consistent with our strategy, additions to our portfolio are primarily comprised of Premier relationship products. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties, however no such sales occurred during 2011 or 2010. We retain the servicing rights in relation to the mortgages upon sale. As a result, average residential mortgage loans outstanding have continued to decline during the first quarter of 2011.

The following table summarizes the IFRSs Basis results for our PFS segment:

			Increase
			(Decrease)
Three Months Ended March 31,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$656	$764	$(108)	(14.1)%
Other operating income	27	66	(39)	(59.1)

Total operating income	683	830	(147)	(17.7)
Loan impairment charges	151	207	(56)	(27.1)

	532	623	(91)	(14.6)
Operating expenses	458	300	158	52.7

Profit before tax	$74	$323	$(249)	(77.1)%

HSBC USA Inc.

Our PFS segment reported a lower profit before tax during the first quarter of 2011 than during the prior year quarter reflecting lower net interest income, lower other operating income and higher operating expenses, partially offset by lower loan impairment charges.

Net interest income was lower during the first quarter of 2011 driven by lower outstanding private label card and credit card loans as well as lower auto loan receivables as a result of the sale of the auto loan portfolio in August 2010. The decrease also reflected lower credit card and private label card yields due to higher premium amortization and the implementation of certain provisions of the Card Act including restrictions impacting repricing of delinquent accounts and periodic re-evaluation of rate increases. These decreases were partially offset by lower charge-offs of credit card and private label credit card interest driven by lower outstanding balances and improved delinquencies, higher finance charges from the GM and UP portfolios previously recorded at fair value, which continue to decline and be replaced with new volume and a lower cost of funds on cards due to a lower short-term interest rate environment as well as rate reductions on customer deposits.

Other operating income decreased during the first quarter of 2011, primarily due to lower fee income resulting from lower levels of credit card and private label card receivables outstanding including lower late and over limit fees on these portfolios driven by changes in customer behavior and the impact of the Card Act, lower delinquency levels and higher revenue share payments. The decrease also reflects changes in the ability to charge overdraft fees implemented on July 1, 2010 which resulted in lower deposit fee income as compared to the prior year quarter. These decreases were partially offset by lower servicing fees on portfolios serviced by our affiliate, HSBC Finance (which is recorded as a reduction to other operating income) due to lower outstanding receivable levels and a lower provision for loan repurchase obligations in the first quarter of 2011 associated with previously sold loans.

Loan impairment charges continued to decline during the first quarter of 2011, driven largely by lower loan balances and improvements in private label credit card and credit card credit quality as dollars of delinquency continued to decline leading to continued improvements in our future loss estimates. Loan impairment charges associated with credit card receivables, including private label credit card receivables, also reflect fewer active customer accounts and higher customer payment rates. The improvement in credit quality reflects improved economic conditions, including improvements in early stage delinquency roll rates and, as it relates to credit cards and private label credit cards, changes in customer payment behavior and higher recovery rates. These factors were partially offset by continued high levels of unemployment and, as it relates to residential mortgage loans, continued weakness in the housing market including depressed property values.

Operating expenses increased during the first quarter of 2011 driven primarily by the impairment of certain previously capitalized software development costs. In addition, there were higher costs from compliance and technology, branch expansion, and fraud expenses. There were also higher pension costs as the prior year quarter includes a $48 million pension curtailment gain as a result of the decision in February 2010 to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America defined benefit pension plan effective January 1, 2011.

Commercial Banking (“CMB”) Our Commercial Banking segment serves three client groups, notably Middle Market Enterprises, Business Banking and Commercial Real Estate. CMB’s business strategy is to be the leader in international banking in target markets. In the U.S., CMB strives to execute on that vision and strategy by proactively targeting the growing number of U.S. companies that are increasingly in need of international banking, financial products and services. The products and services provided to these client groups are offered through multiple delivery systems including the branch banking network. We continue to focus on building our core proposition to mid size international companies, including expansion opportunities on the west coast and in Texas and Florida.

During the first quarter of 2011, interest rate spreads continued to be pressured from a low interest rate environment while loan impairment charges improved. An increase in demand for loans which began towards the end of 2010 and continued during the first quarter of 2011 has resulted in a 16 percent increase in loans outstanding to middle-market customers since March 31, 2010. The business banking loan portfolio has seen a 4 percent decrease in loans outstanding since March 31, 2010 resulting from an increase in paydowns and a decline in the demand for new

HSBC USA Inc.

credit facilities. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume, which resulted in a 7 percent decline in outstanding receivables for this portfolio since March 31, 2010. Average customer deposit balances across all CMB business lines during the first quarter of 2011 increased 6 percent as compared to the year-ago quarter and average loans increased 2 percent as compared to the year-ago quarter.

The following table summarizes the IFRSs Basis results for our CMB segment:

			Increase
			(Decrease)
Three Months Ended March 31,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$175	$188	$(13)	(6.9)%
Other operating income	105	154	(49)	(31.8)

Total operating income	280	342	(62)	(18.1)
Loan impairment charges (recoveries)	(30)	1	(31)	(100+ )

	310	341	(31)	(9.1)
Operating expenses	176	150	26	17.3

Profit before tax	$134	$191	$(57)	(29.8)%

Our CMB segment reported a lower profit before tax during the first quarter of 2011 as lower net interest income, lower other operating income and higher operating expenses were partially offset by lower loan impairment charges.

Net interest income decreased during the first quarter of 2011 as lower deposit spreads resulting from changing product mix which was partially offset by higher loan balances.

Other operating income decreased during the first quarter of 2011 as higher fee income and higher gains on the sale of certain commercial real estate assets were more than offset by the impact of a $66 million gain recorded during the first quarter of 2010 on the sale of our equity investment in WHTB.

Loan impairment charges decreased in the first quarter of 2011 largely driven by lower reserves required on troubled debt restructures in commercial real estate and middle market enterprises as well as lower charge-offs in business banking due to improved credit quality and lower delinquency levels.

Operating expenses increased during the three months ended March 31, 2011 due to higher expenses relating to infrastructure costs such as compliance, partially offset by lower technology costs. Additionally, the first quarter of 2010 includes a $16 million pension curtailment gain as previously discussed.

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

HSBC USA Inc.

The Global Banking and Markets segment results during the first quarter of 2011 continued to benefit from improved credit market conditions, which when combined with our risk management efforts, led to an increase in the credit quality of our corporate lending relationships, lower securities impairment charges, and improved performance in certain legacy positions. The improved credit quality of the portfolio and improved market conditions resulted in a tightening of the net interest margin in the Global Banking and Markets portfolio. As credit markets continued to remain stable during the first quarter of 2011, results from legacy positions including credit derivatives and subprime mortgage loans contributed to higher other operating income.

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

			Increase
			(Decrease)
Three Months Ended March 31,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$132	$142	$(10)	(7.0)%
Other operating income	429	412	17	4.1

Total operating income	561	554	7	1.3
Loan impairment charges (recoveries)	(17)	(76)	59	77.6

	578	630	(52)	(8.3)
Operating expenses	242	200	42	21.0

Profit before tax	$336	$430	$(94)	(21.9)%

Our Global Banking and Markets segment reported a lower profit before tax during the first quarter of 2011 driven by lower net interest income, lower recoveries of loan impairment charges and higher operating expenses, which was partially offset by higher other operating income.

Net interest income decreased during the first quarter of 2011 due to lower yields on our available-for-sale securities portfolio, as the proceeds from maturing securities and securities sales were reinvested in the prevailing low interest rate environment and in securities with a lower risk profile. Also contributing to lower net interest income were lower loan balances as the business continues to manage risk exposures.

Other operating income increased during the first quarter of 2011 due to higher realized gains on the sale of available-for-sale securities made for risk management purposes. Also contributing to the increase were improved trading results in interest rate derivatives and emerging markets derivatives from increased deal volumes. Revenues from structured credit products also improved from a continued decrease in monoline exposure and favorable credit spread movements. Foreign exchange and precious metals trading increased as a result of higher volumes and market volatility. Partially offsetting these increases in the current period comparative results was a gain of $89 million associated with a settlement relating to certain loans previously purchased for resale from a third party included in the prior year period.

Other operating income reflects gains on structured credit products of $80 million during the three months ended March 31, 2011 compared to gains of $59 million during the year-ago quarter. Exposure to insurance monolines continued to impact revenues resulting in gains of $16 million during the three months ended March 31, 2011 compared to $56 million during the year-ago quarter. Valuation losses of $2 million during the first quarter of 2011 were recorded against the fair values of sub-prime residential mortgage loans held for sale as compared to valuation losses of $11 million during the prior year period.

Recoveries of loan impairment charges were lower during the first quarter of 2011 as reductions in higher risk rated loan balances and stabilization of credit downgrades in both periods resulted in an overall higher release in loss reserves during the year-ago quarter.

Operating expenses increased during the first quarter of 2011 driven by higher staff and compliance costs, partially offset by continuing decreases in legal and professional costs due to the curtailment of the sub-prime residential

HSBC USA Inc.

mortgage securitization and structured credit product activities. The prior year quarter also included a $7 million pension curtailment gain.

Private Banking (“PB”) As part of HSBC’s global network, the PB segment offers integrated domestic and international services to high net worth individuals, their families and their businesses. These services address both resident and non-resident financial needs. During the first quarter of 2011, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, banking and cash management, residential mortgages, as well as wealth planning for trusts and estates.

Average client deposit levels decreased 1 percent compared to the prior year quarter as withdrawals in deposits from international core clients was partially offset by increased deposits from domestic clients. Total average loans decreased 6 percent compared to the prior year quarter from pay offs and reductions of commercial loan borrowings partially offset by growth in the tailored mortgage product. Overall client assets remained flat at $45.0 billion compared to the prior year quarter as increases in assets from core domestic and international clients was offset by withdrawals from institutional clients.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase
			(Decrease)
Three Months Ended March 31,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$46	$46	$-	-%
Other operating income	36	35	1	2.9

Total operating income	82	81	1	1.2
Loan impairment charges (recoveries)	(9)	(11)	2	18.2

	91	92	(1)	(1.1)
Operating expenses	64	55	9	16.4

Profit before tax	$27	$37	$(10)	(27.0)%

Our PB segment reported a lower profit before tax during the first quarter of 2011 driven by higher operating expenses including the impact of a pension gain in the prior year quarter and lower recoveries of loan impairment charges.

Net interest income remained flat during the first quarter of 2011 due to improvement of lending and banking spreads, offset by lower corporate allocated revenues.

Other operating income increased slightly during the first quarter of 2011 primarily due to higher fees on managed products, structured products, insurance products and recurring fund fees.

Recoveries on loan impairment charges during the first quarter of 2011 decreased as reserve releases relating to certain exposures due to improved credit conditions and client credit ratings were lower as compared to the corresponding releases in the first quarter of 2010.

Operating expenses increased during the first quarter of 2011 due to higher costs for shared services. Additionally, the year-ago quarter included a $5 million pension curtailment gain as previously discussed.

Other The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, the offset to funding credits provided to CMB for holding certain investments, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans, and in 2010, gains on the sale of various owned properties and the impact of the resolution of a lawsuit as discussed below.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Other segment.

			Increase
			(Decrease)
Three Months Ended March 31,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$(64)	$(9)	$(55)	(100+	)%
Gain (loss) on own debt designated at fair value and related derivatives	(32)	12	(44)	(100+	)
Other operating income	(4)	-	(4)	(100+	)

Total operating income	(100)	3	(103)	(100+	)
Loan impairment charges	-	2	(2)	(100+	)

	(100)	1	(101)	(100+	)
Operating expenses	17	15	2	13.3

Loss before tax	$(117)	$(14)	$(103)	(100+	)%

Loss before tax increased $103 million in the first quarter of 2011, driven largely by lower net interest income due to increased interest expense associated with changes in estimated tax exposure as well as credit and interest rate related changes in the fair value of certain owned debt instruments for which fair value option was elected. Along with the related fair value option derivatives, we recorded total losses of $32 million compared to gains of $12 million for the three months ended March 31, 2011 and 2010, respectively relating to these instruments.

Reconciliation of Segment Results As previously discussed, segment results are reported on an IFRS Basis. See Note 16, “Business Segments,” in the accompanying consolidated financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. Also see Note 16, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRS Basis segment results to U.S. GAAP consolidated totals.

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

Our credit grades align with U.S. regulatory risk ratings and are mapped to our probability of default master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like S&P ratings and default rates. Substantially all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than $250,000, an appraisal is generally ordered when the loan is classified as Substandard as defined by the Office of the Comptroller of the Currency. On average, it is approximately four weeks from the time the appraisal is ordered until

HSBC USA Inc.

it is completed and the values accepted by HSBC’s independent appraisal review unit. Subsequent provisions or charge-offs are completed shortly thereafter, generally within the quarter in which the appraisal is received.

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

Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2010 Form 10-K. Our approach toward credit risk management is summarized under the caption “Risk Management” in our 2010 Form 10-K. There have been no material revisions to our policies or methodologies during the first quarter of 2011, although we continue to monitor current market conditions and will adjust credit policies as deemed necessary.

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Allowance for credit losses	$1,832	$2,170

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	1.55%	1.77%
Consumer:
Residential mortgages, excluding home equity mortgages	1.18	1.22
Home equity mortgages	1.82	2.02
Private label card receivables	5.19	5.66
Credit card receivables	4.69	5.60
Other consumer loans	2.39	2.73

Total consumer loans	3.32	3.82

Total	2.55%	2.97%

Net charge-offs(1)(2):
Commercial	909.43%	158.58%
Consumer	77.05	66.34

Total	101.50%	77.47%

Nonperforming loans(1):
Commercial	52.74%	53.76%
Consumer	98.11	103.94

Total	80.00%	84.47%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.

(2)	Quarter-to-date net charge-offs, annualized.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three months ended March 31, 2011 and 2010 are summarized in the following table:

	Commercial				Consumer
					Residential
		Business			Mortgage,
	Construction	Banking and			Excl Home	Home	Private
	and Other	Middle Market	Large	Other	Equity	Equity	Label	Credit	Auto	Other
	Real Estate	Enterprises	Corporate	Comm’l	Mortgages	Mortgages	Card	Card	Finance(1)	Consumer	Total

	(in millions)

Three months ended March 31, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$45	$167	$77	$752	$606	$-	$32	$2,170
Provision charged to income	(28)	(2)	(5)	(6)	21	10	51	61	-	4	106
Charge offs	(4)	(13)	-	(5)	(26)	(20)	(225)	(229)	-	(13)	(535)
Recoveries	6	2	-	1	1	-	46	31	-	3	90

Net charge offs	2	(11)	-	(4)	(25)	(20)	(179)	(198)	-	(10)	(445)
Other	-	-	-	-	-	-	-	1	-	-	1

Allowance for credit losses – end of period	$217	$119	$111	$35	$163	$67	$624	$470	$-	$26	$1,832

Three months ended March 31, 2010:
Balances at beginning of period	$303	$184	$301	$150	$347	$185	$1,184	$1,106	$36	$65	$3,861
Provision charged to income	2	3	(77)	(1)	(19)	(21)	109	190	25	-	211
Charge offs	(16)	(28)	(4)	(61)	(49)	(36)	(335)	(360)	(24)	(21)	(934)
Recoveries	3	6	-	1	1	-	42	25	-	4	82

Net charge offs	(13)	(22)	(4)	(60)	(48)	(36)	(293)	(335)	(24)	(17)	(852)
Other	-	-	-	1	-	-	-	3	-	-	4

Balance at end of period	$292	$165	$220	$90	$280	$128	$1,000	$964	$37	$48	$3,224

(1)	In August 2010, we sold all the remaining auto loans previously purchased from HSBC Finance.

The allowance for credit losses at March 31, 2011 decreased $338 million, or 15.58 percent, since December 31, 2010 reflecting lower loss estimates in all of our consumer and commercial loan portfolios. The lower allowance on our private label credit card and credit card portfolio was due to lower receivable levels and improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels also resulted from continued improvement in delinquency including early stage delinquency roll rates as economic conditions continued to improve. The decrease in the allowance for our residential mortgage loan portfolio and home equity line of credit (“HELOC”) and home equity loan portfolios reflects lower dollars of delinquency and an improved outlook for incurred future losses. Reserve levels for all consumer loan categories however remain elevated due to ongoing weakness in the U.S. economy, including elevated unemployment rates and as it relates to residential mortgage loans, continued weakness in the housing market. Reserve requirements in our commercial loan portfolio have also declined due to pay-offs, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of criticized assets.

The allowance for credit losses as a percentage of total loans at March 31, 2011 decreased as compared to December 31, 2010 for the reasons discussed above.

The allowance for credit losses as a percentage of net charge-offs improved in the first quarter of 2011, as the decline in dollars of net charge-off outpaced the decline in reserves. Net charge-off levels continued to decline in the first quarter of 2011 due to improved economic conditions and lower outstanding receivable balances as delinquency levels, including early stage delinquency roll rates continued to improve.

HSBC USA Inc.

The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	March 31, 2011		December 31, 2010
		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans(1)	Amount	Loans(1)

	(dollars are in millions)

Commercial(2)	$482	43.30%	$536	41.43%
Consumer:
Residential mortgages, excluding home equity mortgages	163	19.34	167	18.75
Home equity mortgages	67	5.13	77	5.23
Private label card receivables	624	16.75	752	18.20
Credit card receivables	470	13.96	606	14.80
Other consumer	26	1.52	32	1.59

Total consumer	1,350	56.70	1,634	58.57

Total	$1,832	100.00%	$2,170	100.00%

(1)	Excludes loans held for sale.

(2)	Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the increases (decreases) since December 31, 2010, are summarized in the following table:

	March 31,	December 31,
	2011	2010

	(in millions)

On-balance sheet allowance:
Specific	$183	$178
Collective	274	335
Transfer risk	-	-
Unallocated	25	23

Total on-balance sheet allowance	482	536

Off-balance sheet allowance	176	94

Total commercial allowances	$658	$630

While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit losses.

Reserves for Off-Balance Sheet Credit Risk We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $176 million and $94 million at March 31, 2011 and December 31, 2010, respectively. The related provision is recorded as a miscellaneous expense and is a component of operating expenses. The increase in off-balance sheet reserves at March 31, 2011 as compared to December 31, 2010 reflects the deconsolidation of the Bryant Park commercial paper conduit in the first quarter of 2011 which resulted in the establishment of a $94 million liability for our credit exposure related to our commitments to this entity. The increase was partially offset by improved credit conditions and lower outstanding exposure on other commitments. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” in this MD&A.

HSBC USA Inc.

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Dollars of Delinquency:
Commercial	$658	$765
Consumer:
Residential mortgage, excluding home equity mortgages(2)	1,164	1,248
Home equity mortgages	168	182

Total residential mortgages(1)	1,332	1,430
Private label card receivables	336	403
Credit card receivables	267	339
Other consumer	36	36

Total consumer	1,971	2,208

Total	$2,629	$2,973

Delinquency Ratio:
Commercial	2.06%	2.42%
Consumer:
Residential mortgage, excluding home equity mortgages	7.96	8.52
Home equity mortgages	4.57	4.76

Total residential mortgages(1)	7.28	7.74
Private label card receivables	2.80	3.03
Credit card receivables	2.67	3.13
Other consumer	3.08	2.88

Total consumer	4.75	5.04

Total	3.58%	3.93%

(1)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Dollars of Delinquency:
Interest-only loans	$127	$150
ARM loans	407	454
Delinquency Ratio:
Interest-only loans	4.56%	5.41%
ARM loans	5.03	5.67

(2)	At March 31, 2011 and December 31, 2010, residential mortgage loan delinquency includes $710 million and $852 million, respectively, of loans that are carried at the lower of cost or net realizable value.

HSBC USA Inc.

Our total two-months-and-over contractual delinquency ratio decreased 35 basis points since December 31, 2010. Our two-months-and-over contractual delinquency ratio for consumer loans decreased to 4.75 percent at March 31, 2011 as compared to 5.04 percent at December 31, 2010, driven by declines in residential mortgage loan, private label card and credit card delinquency. Dollars of delinquency fell in almost all consumer portfolios. The decrease in dollars of delinquency in our private label card and credit card receivable portfolios reflect improving credit quality due to improved delinquency roll rates including early stage delinquency roll rates and the continued increased focus by consumers to make payments as well as seasonal improvements in collections activities during the first quarter of the year as some customers use their tax refunds to make payments. The decrease in our residential mortgage loan delinquency since December 31, 2010 reflects improved credit quality and seasonal improvements in collections during the first quarter of the year. Overall delinquency levels, however, continue to be impacted by elevated unemployment levels and, as it relates to residential mortgages, continued weakness in the housing market.

Our commercial two-months-and-over contractual delinquency ratio decreased 36 basis points since December 31, 2010 driven by lower dollars of commercial real estate delinquency while loans outstanding increased.

HSBC USA Inc.

Net Charge-offs of Loans The following table summarizes net charge-off dollars as well as the net charge-off of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	March 31,	December 31,	March 31,
	2011	2010	2010

	(dollars are in millions)

Net Charge-off Dollars:
Commercial:
Construction and other real estate	$(2)	$77	$13
Business banking and middle market enterprises	11	13	21
Large corporate	-	(1)	4
Other commercial	4	7	61

Total commercial	13	96	99

Consumer:
Residential mortgage, excluding home equity mortgages	25	27	48
Home equity mortgages	20	23	36

Total residential mortgages	45	50	84
Private label card receivables	179	189	293
Credit card receivables	198	221	335
Auto finance(1)	-	-	24
Other consumer	10	9	17

Total consumer	432	469	753

Total	$445	$565	$852

Net Charge-off Ratio:
Commercial:
Construction and other real estate	(.10)%	3.63%	.60%
Business banking and middle market enterprises	.56	.66	1.22
Large corporate	-	(.04)	.14
Other commercial	.55	.98	6.40

Total commercial	.17	1.27	1.28

Consumer:
Residential mortgage, excluding home equity mortgages	.73	.78	1.43
Home equity mortgages	2.16	2.37	3.56

Total residential mortgages	1.04	1.13	1.92
Private label card receivables	5.74	5.92	8.29
Credit card receivables	7.77	8.18	10.94
Auto finance(1)	-	-	6.11
Other consumer	3.63	2.85	4.89

Total consumer	4.21	4.41	6.43

Total	2.50%	3.11%	4.40%

(1)	In August 2010, we sold all the remaining auto loans previously purchased from HSBC Finance.

HSBC USA Inc.

Our net charge-off ratio as a percentage of average loans decreased 61 basis points compared to the quarter ended December 31, 2010 primarily due to lower commercial, private label card and credit card charge-offs driven by lower receivable levels and improved credit quality. As it relates to private label card and credit card receivables, these favorable trends were partially offset by the impact from continued high unemployment levels.

Commercial charge-off dollars and ratios decreased compared to the prior quarter driven by lower charge-offs in construction and other real estate based on improving trends in portfolio quality.

Charge-off dollars and ratios in the residential mortgage loan portfolio improved modestly compared to the prior quarter reflecting improved credit quality including the impact of the lower delinquency levels we first began to experience in the second quarter of 2010. Charge-off dollars and ratios for private label card and credit card receivables declined compared to the prior quarter due to lower delinquency levels as a result of lower receivable balances including an increased focus by consumers to paydown debt, lower levels of personal bankruptcy filings and higher recoveries, partially offset by the impact of higher unemployment levels.

Compared to the year-ago quarter, our charge-off ratio decreased 190 basis points, driven by lower charge-offs across all products due to improved economic conditions.

HSBC USA Inc.

Nonperforming Assets Nonperforming assets are summarized in the following table.

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$70	$70
Other real estate	553	529
Business banking and middle market enterprises	107	116
Large corporate	74	74
Other commercial	12	12

Total commercial	816	801

Consumer:
Residential mortgages, excluding home equity mortgages	812	900
Home equity mortgages	93	93

Total residential mortgages(2)	905	993
Credit card receivables	-	-
Others	9	9

Total consumer loans	914	1,002

Nonaccrual loans held for sale	169	186

Total nonaccruing loans	1,899	1,989

Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	$-	$-
Other real estate	48	137
Business banking and middle market enterprises	37	47
Large corporate	-	-
Other commercial	13	12

Total commercial	98	196

Consumer:
Private label card receivables	243	295
Credit card receivables	194	250
Other consumer	25	25

Total consumer loans	462	570

Total accruing loans contractually past due 90 days or more	560	766

Total nonperforming loans	2,459	2,755
Other real estate owned	169	159

Total nonperforming assets	$2,628	$2,914

Allowance for credit losses as a percent of nonperforming loans(1):
Commercial	52.74%	53.76%
Consumer	98.11	103.94

HSBC USA Inc.

(1)	Represents our commercial or consumer allowance for credit losses, as appropriate divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more. Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of cost or market.

(2)	At March 31, 2011 and December 31, 2010, residential mortgage loan nonaccrual balances include $685 million and $826 million, respectively, of loans that are carried at the lower of cost or net realizable value.

Nonperforming loans at March 31, 2011 decreased as compared to December 31, 2010, driven largely by lower levels of residential mortgage nonaccrual loans due to improved credit quality including lower delinquency levels. Decreases in accruing loans past due 90 days or more since December 31, 2010 were driven by credit card and private label card receivables reflecting lower outstanding balances and improvements in credit quality including lower dollars of delinquency at March 31, 2011. Commercial real estate secured loans accruing past due 90 days or more also fell, driven by reductions in outstanding balances.

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

Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2010 Form 10-K.

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

	March 31,	December 31,
	2011	2010

	(in millions)

Impaired commercial loans:
Balance at end of period	$1,163	$1,127
Amount with impairment reserve	607	620
Impairment reserve	191	188

Criticized Loans Criticized loan classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under

HSBC USA Inc.

our allowance for credit losses methodology. The following facility grades are deemed to be criticized. Criticized loans are summarized in the following table.

		Increase
		(Decrease) from
	March 31,	December 31, 2010
	2011	Amount	%

	(dollars are in millions)

Special mention:
Commercial loans	$2,279	$(5)	(.2)%
Substandard:
Commercial loans	2,036	(224)	(9.9)
Consumer loans	1,682	(92)	(5.2)

Total substandard	3,718	(316)	(7.8)
Doubtful:
Commercial loans	257	55	27.2

Total	$6,254	$(266)	(4.1)

The overall decreases in criticized commercial loans in the first quarter of 2011 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the period as well as paydowns related to certain exposures.

Geographic Concentrations Regional exposure at March 31, 2011 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
	Estate Loans	Loans	Receivables

New York State	47.7%	38.7%	11.1%
North Central United States	4.1	7.7	27.3
North Eastern United States	10.1	9.0	14.9
Southern United States	20.4	17.3	26.8
Western United States	17.7	27.3	19.5
Other	-	-	.4

Total	100.0%	100.0%	100.0%

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

During the first quarter of 2011, marketplace liquidity continues to remain ample and companies in the financial sector continue to be able to issue debt with credit spreads approaching levels historically seen prior to the financial

HSBC USA Inc.

crisis. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base.

Interest Bearing Deposits with Banks totaled $27.8 billion and $8.2 billion at March 31, 2011 and December 31, 2010, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity. The balances increased during the first quarter of 2011 as we redeployed surplus liquidity, driven by higher deposit levels.

Securities Purchased under Agreements to Resell totaled $6.8 billion and $8.2 billion at March 31, 2011 and December 31, 2010, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.

Short-Term Borrowings totaled $13.8 billion and $15.2 billion at March 31, 2011 and December 31, 2010, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.

Deposits totaled $132.8 billion and $120.7 billion at March 31, 2011 and December 31, 2010, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

Long-Term Debt decreased to $17.0 billion at March 31, 2011 from $17.2 billion at December 31, 2010. The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2011 and 2010:

Three Months Ended March 31,	2011	2010

	(in millions)

Long-term debt issued	$776	$678
Long-term debt retired	(986)	(1,171)

Net long-term debt retired	$(210)	$(493)

Issuances of long-term debt during the first quarter of 2011 included $776 million of medium term notes, of which $236 million was issued by HSBC Bank USA.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. At March 31, 2011, we were authorized to issue up to $21.0 billion, of which $8.5 billion was available. HSBC Bank USA also has a $40.0 billion Global Bank Note Program of which $17.7 billion was available at March 31, 2011.

As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At March 31, 2011 and December 31, 2010, long-term debt included $1.0 billion, under this facility. The facility also allows access to further borrowings of up to $3.1 billion based upon the amount pledged as collateral with the FHLB.

At March 31, 2011 and December 31, 2010, we had a $2.5 billion unused line of credit with HSBC Bank plc, a U.K. based HSBC subsidiary to support issuances of commercial paper.

At March 31, 2011, we did not have any outstanding securities backed with private label credit card and credit card receivables issued under conduit credit facilities with commercial and investment banks. At December 31, 2010, credit card and private label card receivables of $233 million were used to collateralize $150 million of funding transactions structured as secured financings under these funding programs. The facilities were terminated in April 2011 as such facilities were no longer considered to be a cost-effective source of funding.

Preferred Equity See Note 19, “Preferred Stock,” in our 2010 Form 10-K for information regarding all outstanding preferred share issues.

Common Equity During the first quarter 2011, we did not receive any cash capital contributions from HNAI.

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

	March 31,	December 31,
	2011	2010

Tier 1 capital to risk weighted assets	12.40%	11.80%
Total capital to risk weighted assets	18.72	18.14
Tier 1 capital to average assets	8.03	7.87
Total equity to total assets	8.76	9.10

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

As discussed in previous filings, HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While HSBC USA Inc. will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis. Prior to adoption of Basel II, we are required to successfully complete a parallel run by measuring regulatory capital under both the new regulatory capital rules and the existing general risk-based rules for a period of at least four quarters. Successful completion of the parallel run period requires the approval of U.S. regulators. We began the parallel run period in January 2010 which encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. We are uncertain as to when we will receive approval from the Federal Reserve Board, our primary regulator. Regulatory approval may not occur until later in 2011 or in 2012. We have integrated Basel II metrics into our management reporting and decision making process.

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

HSBC USA Inc.

2011 Funding Strategy Our current range of estimates for funding needs and sources for 2011 are summarized in the following table.

	Actual	Estimated
	January 1	April 1
	through	through	Estimated
	March 31,	December 31,	Full Year
	2011	2011	2011

	(in billions)

Funding needs:
Net loan growth (attrition), excluding asset transfers	$-	$5	$5
Long-term debt maturities	(1)	5	4

Total funding needs	$(1)	$10	$9

Funding sources:
Core deposit growth	$1	$1	$2
Other deposit growth	11	(1)	10
Long-term debt issuance	1	6	7
Short-term funding/investments	(11)	4	(7)
Other, including capital infusions	(3)	-	(3)

Total funding sources	$(1)	$10	$9

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

The following table provides maturity information related to our credit derivatives and off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding

HSBC USA Inc.

requirements. Descriptions of these arrangements are found in our 2010 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations.”

	Balance at March 31, 2011
	One	Over One	Over		Balance at
	Year	through	Five		December 31,
	or Less	Five Years	Years	Total	2010

	(in billions)

Standby letters of credit, net of participations(1)	$4.8	$2.6	$.5	$7.9	$7.2
Commercial letters of credit	.9	-	-	.9	.8
Credit derivatives(2)	47.8	263.9	47.9	359.6	354.8
Other commitments to extend credit:
Commercial	13.8	29.9	2.1	45.8	45.6
Consumer	7.1	-	-	7.1	7.2

Total	$74.4	$296.4	$50.5	$421.3	$415.6

(1)	Includes $582 million and $486 million issued for the benefit of HSBC affiliates at March 31, 2011 and December 31, 2010, respectively.

(2)	Includes $52.3 billion and $49.4 billion issued for the benefit of HSBC affiliates at March 31, 2011 and December 31, 2010, respectively.

We provide liquidity support to a number of multi-seller and single seller asset-backed commercial paper conduits (“ABCP conduits”). The tables below present information on our liquidity facilities with ABCP conduits at March 31, 2011. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure. See our 2010 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” in MD&A for additional information on these ABCP conduits.

		Conduit Assets(1)		Conduit Funding(1)
	Maximum		Weighted		Weighted
	Exposure	Total	Average Life	Commercial	Average Life
Conduit Type	to Loss	Assets	(Months)	Paper	(Days)

	(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$357	$350	60	$350	15
Third-party sponsored:
Single-seller	554	7,088	39	6,768	70

Total	$911	$7,438		$7,118

(1)	For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented above represent the total assets and funding of the conduit.

HSBC USA Inc.

	Average
	Asset	Average Credit Quality(1)
Asset Class	Mix	AAA	AA+/AA	A	A−	BB/BB−	B−

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	100%	-%	-%	100%	-%	-%	-%

Total	100%	-%	-%	100%	-%	-%	-%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	98%	2%	-%	-%	-%	-%

Total	100%	98%	2%	-%	-%	-%	-%

(1)	Credit quality is based on Standard and Poor’s ratings at March 31, 2011 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the first quarter of 2011, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients but at a slow pace. Credit spreads in the multi-seller conduit market have generally remained consistent with year-end spreads. The low supply of ABCP has led to continued investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.

The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements. As a result of specific difficulties in the Canadian asset backed commercial paper markets, we entered into various agreements during 2007 modifying obligations with respect to these facilities. Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders and endorsed by the Canadian justice system in 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $409 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HSBC Bank USA derivatives transactions with the previous conduit vehicles have been assigned to the new Master Conduit Vehicles. Under the restructuring, collateral provided to us to mitigate the derivatives exposures is significantly higher than it was prior to the restructuring.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of CAD $300 million and provide a CAD $100 million credit facility. As of March 31, 2011 this credit facility was undrawn and approximately $103 million of long-term securities were held. As of December 31, 2010 this credit facility was undrawn and approximately $301 million of long-term securities were held.

As of March 31, 2011 and December 31, 2010, other than the facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements. However, we hold $10 million of long-term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

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

HSBC USA Inc.

amount varies by more than 50 basis points from the portfolio’s market value. In that case, the fund would be required to price its portfolio at market value and consequently would no longer be able to create or liquidate shares at a constant price. We do not consolidate the CNAV funds as they are not VIEs and we do not hold a majority voting interest.

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a increase of $14 million in the fair value of financial liabilities during the three months ended March 31, 2011 compared to a decrease of $34 million during the prior year quarter.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain on debt designated at fair value and related derivatives during the three months ended March 31, 2011 should not be considered indicative of the results for any future period.

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

HSBC USA Inc.

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

HSBC USA Inc.

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2011 and December 31, 2010, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Transfers between leveling categories are recognized at the end of each reporting period.

Material Transfers Between Level 1 and Level 2 Measurements During the three months ended March 31, 2011 and 2010, there were no material transfers between Level 1 and Level 2 measurements.

Level 3 Measurements The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Level 3 assets(1)(2)	$5,398	$5,776
Total assets measured at fair value(3)	128,476	139,139
Level 3 liabilities	5,402	5,197
Total liabilities measured at fair value(1)	79,524	83,444
Level 3 assets as a percent of total assets measured at fair value	4.2%	4.2%
Level 3 liabilities as a percent of total liabilities measured at fair value	6.8%	6.2%

(1)	Presented without netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes $4.5 billion of recurring Level 3 assets and $878 million of non-recurring Level 3 assets at March 31, 2011 and $4.8 billion of recurring Level 3 assets and $992 million of non-recurring Level 3 assets at December 31, 2010.

(3)	Includes $127.3 billion of assets measured on a recurring basis and $1.2 billion of assets measured on a non-recurring basis at March 31, 2011. Includes $137.6 billion of assets measured on a recurring basis and $1.5 billion of assets measured on a non-recurring basis at December 31, 2010.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in the second half of 2009 and continuing through 2010 and into the first quarter of 2011, the credit condition of some insurers began to improve. As a result, we made $16 million and $56 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three months ended March 31, 2011 and 2010, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $345 million and $361 million against our monoline exposure at March 31, 2011 and December 31, 2010, respectively. The decrease in the first quarter of 2011 reflects both reductions in our outstanding positions and improvements in exposure estimates.

HSBC USA Inc.

Loans As of March 31, 2011 and December 31, 2010, we have classified $328 million and $413 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $5 million for such mortgage loans during the first quarter of 2011 compared to a gain of $77 million during the prior year quarter. The changes in fair value are recorded as other revenues in the consolidated statement of income.

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the three months ended March 31, 2011, we transferred $62 million of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps.

During the three months ended March 31, 2010, we transferred $218 million of credit derivatives from Level 2 to Level 3 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. In addition, we transferred $109 million of mortgage and other asset-backed securities from Level 2 to Level 3 as the availability of observable inputs declined and the discrepancy in valuation per independent pricing services increased. We transferred $184 million of corporate bonds from Level 3 to Level 2 due to the availability of observable inputs in the market including broker and independent pricing service valuations.

See Note 20, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2011 and 2010 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

Credit Quality of Assets Underlying Asset-backed Securities The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of March 31, 2011:

HSBC USA Inc.

Asset-backed securities backed by consumer finance collateral:

Credit Quality of Collateral:

			Commercial
			Mortgages		Prime		Alt-A		Sub-prime
			Prior to	2006 to	Prior to	2006 to	Prior to	2006 to	Prior to	2006 to
Year of Issuance:		Total	2006	Present	2006	Present	2006	Present	2006	Present

					(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$150	$-	$-	$-	$-	$2	$146	$2	$-
	Student loans	28	-	-	-	-	28	-	-	-
	Residential mortgages	441	-	-	3	-	265	-	173	-
	Commercial mortgages	514	52	462	-	-	-	-	-	-
	Other	103	-	-	-	-	103	-	-	-

	Total AAA	1,236	52	462	3	-	398	146	175	-

AA	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-
	Student loans	-	-	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total AA	-	-	-	-	-	-	-	-	-

A	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	63	-	-	-	-	-	-	63	-
	Commercial mortgages	-	-	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total A	63	-	-	-	-	-	-	63	-

BBB	Home equity loans	102	-	-	-	-	2	99	1	-
	Residential mortgages	4	-	-	-	-	4	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total BBB	106	-	-	-	-	6	99	1	-

BB	Home equity	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total BB	-	-	-	-	-	-	-	-	-

B	Auto loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total B	-	-	-	-	-	-	-	-	-

CCC	Home equity loans	84	-	-	-	-	1	83	-	-
	Residential mortgages	8	-	-	-	-	4	-	-	4

	Total CCC	92	-	-	-	-	5	83	-	4

CC	Residential mortgages	-	-	-	-	-	-	-	-	-

D	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total D	-	-	-	-	-	-	-	-	-

Unrated	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	9	-	-	-	-	9	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total Unrated	9	-	-	-	-	9	-	-	-

		$1,506	$52	$462	$3	$-	$418	$328	$239	$4

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated

	(in millions)

Rating of securities:	Collateral type:
	Corporate loans	$315	$-	$-	$315	$-	$-
	Residential mortgages	9	9	-	-	-	-
	Commercial mortgages	260	-	-	195	65	-
	Trust preferred	153	-	153	-	-	-
	Aircraft leasing	63	-	-	-	-	63
	Others	-	-	-	-	-	-

		800	$9	$153	$510	$65	$63

	Total asset-backed securities	$2,306

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $185 million or a decrease of the overall fair value measurement of approximately $149 million as of March 31, 2011. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

There have been no significant changes to the policies or approach for managing various types of risk as disclosed in our 2010 Form 10-K, although we continue to monitor market conditions and will adjust risk management policies and procedures as deemed necessary. See “Risk Management” in MD&A in our 2010 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.

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

	March 31,	December 31,
	2011	2010

	(in millions)

Risk associated with derivative contracts:
Total credit risk exposure	$41,759	$39,652
Less: collateral held against exposure	4,658	4,577

Net credit risk exposure	$37,101	$35,075

Liquidity Risk Management There have been no material changes to our approach towards liquidity risk management since December 31, 2010. See “Risk Management” in MD&A in our 2010 Form 10-K for a more complete discussion of our approach to liquidity risk. Although our overall approach to liquidity management has not changed, we continue to enhance our implementation of that approach to reflect best practices. The past few years have suggested that in a market crisis, traditional sources of crisis liquidity such as secured lending and deposits with other banks may not be available. Similarly, the current regulatory initiatives are suggesting banks need to retain a portfolio of extremely high quality liquid assets. Consistent with these items, we are expanding our portfolio of high quality sovereign and sovereign guaranteed securities.

We continuously monitor the impact of market events on our liquidity positions. In general terms, the strains due to the recent credit crisis have been concentrated in the wholesale market as opposed to the retail market (the latter being the market from which we source core demand and time deposit accounts). Financial institutions with less reliance on the wholesale markets were in many respects less affected by those conditions. Our limited dependence upon the wholesale markets for funding has been a significant competitive advantage through the most recent period of financial market turmoil.

Our liquidity management approach includes increased deposits and potential sales (e.g. residential mortgage loans) in liquidity contingency plans. Total deposits increased $12.1 billion during the first quarter of 2011.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At March 31, 2011, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA−	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA	AA	AA

(1)	Dominion Bond Rating Service.

As of March 31, 2011, there were no pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.

Interest Rate Risk Management Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in MD&A in our 2010 Form 10-K under the caption “Risk Management.” There have been no material changes to our approach towards interest rate risk management since December 31, 2010.

Present Value of a Basis Point (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

	(in millions)

Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	1.5	3.9

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

	(values as a
	percentage)

Institutional economic value of equity limit	+/−15	+/−20
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	(5)	(7)
Change resulting from an immediate 200 basis point decrease in interest rates	(8)	(4)

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

	March 31,		December 31,
	2011		2010
	Amount	%	Amount	%

	(dollars are in millions)

Projected change in net interest income (reflects projected rate movements on January 1):
Institutional base earnings movement limit		(8)%		(10)%
Change resulting from a gradual 100 basis point increase in the yield curve	$77	2	$43	1
Change resulting from a gradual 100 basis point decrease in the yield curve	(238)	(5)	(205)	(4)
Change resulting from a gradual 200 basis point increase in the yield curve	110	2	20	-
Change resulting from a gradual 200 basis point decrease in the yield curve	(398)	(9)	(374)	(8)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	93	2	43	1
Change resulting from an immediate 100 basis point decrease in the yield curve	(334)	(7)	(335)	(7)
Change resulting from an immediate 200 basis point increase in the yield curve	98	2	(20)	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(535)	(12)	(531)	(11)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of March 31, 2011, we had an available-for-sale securities portfolio of approximately $40.6 billion with a negative mark-to-market of $125 million included in tangible common equity of $13.2 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $258 million to a net loss of $383 million with the following results on our tangible capital ratios. As of December 31, 2010, we had an available-for-sale securities portfolio of approximately $45.5 billion with a positive mark-to-market of $187 million included in tangible common equity of $12.5 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $328 million to a net loss of $141 million with the following results on our tangible capital ratios.

	March 31, 2011		December 31, 2010
	Actual	Proforma(1)	Actual	Proforma(1)

Tangible common equity to tangible assets	6.78%	6.68%	6.91%	6.80%
Tangible common equity to risk weighted assets	10.76	10.58	10.29	10.10

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

HSBC USA Inc.

Market Risk Management There have been no material changes to our approach towards market risk management since December 31, 2010. See “Risk Management” in MD&A in our 2010 Form 10-K for a more complete discussion of our approach to market risk.

Value at Risk (“VAR”) is a technique used to estimate the maximum potential losses that could occur on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence.

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

The following table summarizes trading VAR for the three months ended March 31, 2011:

	March 31,	Three Months Ended March 31, 2011			December 31,
	2011	Minimum	Maximum	Average	2010

			(in millions)

Total trading	$22	$15	$26	$18	$21
Equities	-	-	1	-	-
Foreign exchange	2	1	4	2	1
Interest rate directional and credit spread	21	13	22	16	18

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the three months ended March 31, 2011. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the three months ended March 31, 2011 shows that the largest daily gain was $14 million and the largest daily loss was $6 million.

	Below	$(5)	$0 to	$5 to	Over
Ranges of daily treasury trading revenue earned from market risk-related activities	$(5)	to $0	$5	$10	$10

	(dollars are in millions)

Number of trading days market risk-related revenue was within the stated range	1	14	36	9	2

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

The following table summarizes non-trading VAR for the three months ended March 31, 2011, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	March 31,	Three Months Ended March 31, 2011			December 31,
	2011	Minimum	Maximum	Average	2010

	(in millions)

Interest rate	$110	$109	$146	$135	$138

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

	March 31,	December 31,
	2011	2010

	(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1 and January 1, respectively):
Value of hedged MSRs portfolio	$396	$394
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(10)	(10)
Calculated change in net market value	(8)	(2)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	8	5
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	13	12

HSBC USA Inc.

The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the three months ended March 31, 2011. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

	Below	$(2) to	$0 to	$2 to	Over
Ranges of mortgage economic value from market risk-related activities	$(2)	$0	$2	$4	$4

	(dollars are in millions)

Number of trading weeks market risk-related revenue was within the stated range	1	6	3	2	1

Operational Risk There have been no material changes to our approach toward operational risk since December 31, 2010.

Compliance Risk There have been no material changes to our approach toward compliance risk since December 31, 2010.

Fiduciary Risk There have been no material changes to our approach toward fiduciary risk since December 31, 2010.

Reputational Risk There have been no material changes to our approach toward reputational risk since December 31, 2010.

Strategic Risk There have been no material changes to our approach toward strategic risk since December 31, 2010.

HSBC USA Inc.

Consolidated Average Balances and Interest Rates

The following table shows the quarter-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	2011			2010
Three Months Ended March 31,	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$20,345	$16	.32%	$33,867	$22	.26%
Federal funds sold and securities purchased under resale agreements	6,676	15	.94	2,495	6	1.01
Trading securities	12,762	51	1.62	5,399	32	2.37
Securities	46,437	323	2.82	32,569	247	3.08
Loans:
Commercial	31,660	233	2.98	32,398	245	3.06
Consumer:
Residential mortgages	14,710	162	4.47	14,820	176	4.82
HELOCs and home equity mortgages	3,743	29	3.14	4,103	33	3.29
Private label card receivables	12,638	292	9.38	14,326	362	10.24
Credit cards	10,331	185	7.27	12,428	288	9.38
Auto finance	-	-	-	1,865	82	17.96
Other consumer	1,211	22	7.35	1,450	25	7.16

Total consumer	42,633	690	6.57	48,992	966	8.00

Total loans	74,293	923	5.04	81,390	1,211	6.04

Other	6,096	12	.78	6,802	11	.68

Total earning assets	166,609	$1,340	3.26%	162,522	$1,529	3.82%

Allowance for credit losses	(2,093)			(3,776)
Cash and due from banks	1,633			1,560
Other assets	25,276			23,323

Total assets	$191,425			$183,629

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$57,262	$76	.54%	$52,961	$105	.81%
Other time deposits	16,852	31	.75	17,625	48	1.10
Deposits in foreign offices:
Foreign banks deposits	6,539	3	.21	9,500	5	.20
Other interest bearing deposits	16,980	6	.13	20,348	5	.10

Total interest bearing deposits	97,633	116	.48	100,434	163	.66

Short-term borrowings	22,005	13	.23	16,847	21	.51
Long-term debt	17,127	163	3.87	17,627	140	3.21

Total interest bearing liabilities	136,765	292	.87	134,908	324	.97

Net interest income/Interest rate spread		$1,048	2.39%		$1,205	2.85%

Noninterest bearing deposits	24,254			21,285
Other liabilities	13,459			12,108
Total shareholders’ equity	16,947			15,328

Total liabilities and shareholders’ equity	$191,425			$183,629

Net interest margin on average earning assets			2.55%			3.01%
Net interest margin on average total assets			2.22%			2.66%

(1)	Rates are calculated on unrounded numbers.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended March 31, 2011 and 2010 included fees of $21 million and $14 million, respectively.

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

Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 19, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 67 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 6. Exhibits

Exhibits included in this Report:

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HSBC USA Inc.

Index

Assets:
       by business segment  54
       consolidated average balances  144
       fair value measurements  71
       nonperforming  29, 30, 123
       trading  11, 98
Asset-backed commercial paper conduits  58
Asset-backed securities  12, 135
Balance sheet:
       consolidated  4
       consolidated average balances  144
       review  95
Basel II  91, 127
Basis of reporting  92
Business:
       consolidated performance review  87
Capital:
       2011 funding strategy  128
       common equity movements  126
       consolidated statement of changes  6
       regulatory capital  52
       selected capital ratios  52, 90
Cash flow (consolidated)  7
Cautionary statement regarding forward-looking
       statements  85
Collateral — pledged assets  67
Collateralized debt obligations  136
Commercial banking segment results
       (IFRSs)  54, 110
Compliance risk  143
Controls and procedures  145
Credit card fees  104
Credit quality  28, 30, 91, 114
Credit risk:
       adjustment  83
       component of fair value option  44
       concentration  31
       exposure  138
       management  137
       related contingent features  41
       related arrangements  62
Current environment  85
Deferred tax assets  45
Deposits  99, 126
Derivatives:
       cash flow hedges  38
       fair value hedges  37
       notional value  42
       trading and other  39
Discontinued operations  9
Equity:
       consolidated statement of changes  6
       ratios  52, 90
Equity securities available-for-sale  12
Estimates and assumptions  9
Executive overview  85
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  73
       assets and liabilities recorded at fair value on a
          non-recurring basis  77
       control over valuation process  131
       financial instruments  71
       hierarchy  131
       transfers into/out of level one and
          two  75, 133
       transfers into/out of level two and
          three  76, 133
       valuation techniques  78
Fiduciary risk  143
Financial assets:
       designated at fair value  43
Financial highlights metrics  90
Financial liabilities:
       designated at fair value  43
       fair value of financial liabilities  72, 73
Forward looking statements  85
Funding  128
Gain on instruments designated at fair value and related
       derivatives  44
Gains less losses from securities  18, 105
Global Banking and Markets:
       balance sheet data (IFRSs)  54
       segment results (IFRSs)  54, 111
Geographic concentration of receivables  125
Goodwill  36
Guarantee arrangements  61
Impairment:
       available-for-sale securities  15
       credit losses  32, 102, 116
       nonperforming loans  123
       impaired loans  124
Intangible assets  35
Income tax expense  44
Internal control  145
Interest rate risk  139
Key performance indicators  90
Legal proceedings  145
Leveraged finance transactions  43

HSBC USA Inc.

Liabilities:
       commitments, lines of credit  128
       deposits  99, 126
       financial liabilities designated at
          fair value  43
       long-term debt  100
       short-term borrowings  99
       trading  11, 98
Liquidity and capital resources  125
Liquidity risk  138
Litigation and regulatory matters  67
Loans:
       by category  20, 96
       by charge-off (net)  33, 117
       by delinquency  30, 119
       criticized assets  28, 124
       geographic concentration  125
       held for sale  34, 97
       impaired  24, 124
       nonperforming  23, 123
       overall review  96
       purchases from HSBC Finance  20, 48
       risk concentration  31
       troubled debt restructures  24
Loan impairment charges — see Provision for
       credit losses
Loan-to-deposits ratio  90
Market risk  141
Market turmoil:
       exposures  138
       impact on liquidity risk  125
Monoline insurers  17, 87, 112
Mortgage lending products  20, 96
Mortgage servicing rights  35, 82
Net interest income  100
New accounting pronouncements  83
Off balance sheet arrangements  128
Operating expenses  107
Operational risk  143
Other revenue  103
Other segment results (IFRSs)  54, 113
Pension and other postretirement benefits  46
Performance, developments and trends  87
Personal financial services segment
       results (IFRSs)  54, 109
Pledged assets  67
Private banking segment results (IFRSs)  54, 113
Profit (loss) before tax:
       by segment — IFRSs  54
       consolidated  3
Provision for credit losses  102
Ratios:
       capital  52, 90
       charge-off (net)  121
       credit loss reserve related  116
       earnings to fixed charges — Exhibit  12
       efficiency  89, 108
       financial  90
       loans-to-deposits  90
Real estate owned  100
Reconciliation of U.S. GAAP results to IFRSs  93
Refreshed loan-to-value  97
Related party transactions  47
Reputational risk  143
Results of operations  100
Risk elements in the loan portfolio  31
Risk management:
       credit  137
       compliance  143
       fiduciary  143
       interest rate  139
       liquidity  138
       market  141
       operational  143
       reputational  143
       strategic  143
Securities:
       fair value  12, 71
       impairment  14
       maturity analysis  19
Segment results — IFRSs basis:
       personal financial services  54, 109
       commercial banking  54, 110
       global banking and markets  54, 111
       private banking  54, 113
       other  54, 113
       overall summary  53, 108
Selected financial data  90
Sensitivity:
       projected net interest income  140
Statement of changes in shareholders’ equity  6
Statement of changes in comprehensive income  6
Statement of income  3
Strategic risk  143
Table of contents  2
Tax expense  44
Trading:
       assets  11, 98
       derivatives  11, 98
       liabilities  11, 98
       portfolios  11
Trading revenue (net)  104
Troubled debt restructures  24
Value at risk  141
Variable interest entities  57

HSBC USA Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2011

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