Form 10-Q
period 2011-06-30
HSBC USA INC /MD/
filed 2011-08-01
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7436

HSBC USA INC.
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	13-2764867 (I.R.S. Employer Identification No.)
452 Fifth Avenue, New York (Address of principal executive offices)	10018 (Zip Code)

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

As of July 29, 2011, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

FORM 10-Q

HSBC USA Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

		(in millions)

Interest income:
Loans	$885	$1,109	$1,808	$2,320
Securities	304	270	623	512
Trading assets	53	35	104	67
Short-term investments	38	29	69	57
Other	10	12	22	23

Total interest income	1,290	1,455	2,626	2,979

Interest expense:
Deposits	110	151	226	314
Short-term borrowings	8	22	21	43
Long-term debt	158	148	319	288
Other	83	-	85	-

Total interest expense	359	321	651	645

Net interest income	931	1,134	1,975	2,334
Provision for credit losses	285	456	391	667

Net interest income after provision for credit losses	646	678	1,584	1,667

Other revenues:
Credit card fees	205	249	374	482
Other fees and commissions	182	195	380	480
Trust income	28	27	56	53
Trading revenue	126	107	350	293
Net other-than-temporary impairment losses(1)	-	(13)	-	(41)
Other securities gains, net	12	1	56	22
Servicing and other fees from HSBC affiliates	56	36	102	69
Residential mortgage banking revenue (loss)	49	(80)	14	(117)
Gain on instruments designated at fair value and related derivatives	40	182	61	228
Other income	6	9	35	167

Total other revenues	704	713	1,428	1,636

Operating expenses:
Salaries and employee benefits	294	264	587	528
Support services from HSBC affiliates	517	448	978	958
Occupancy expense, net	67	65	135	136
Other expenses	187	188	465	397

Total operating expenses	1,065	965	2,165	2,019

Income from continuing operations before income tax expense	285	426	847	1,284
Income tax expense	204	125	286	439

Income from continuing operations	81	301	561	845

Discontinued Operations (Note 2):
Income (loss) from discontinuing operations before income tax (benefit) expense	1	(2)	(1)	14
Income tax (benefit) expense	-	(1)	(1)	5

Income(loss) from discontinued operations	1	(1)	-	9

Net income	$82	$300	$561	$854

(1)	During the three and six months ended June 30, 2011 there were no other-than-temporary impairment (“OTTI”) losses on securities recognized in other revenues and no OTTI losses in the non-credit component on securities were recognized in accumulated other comprehensive income (loss). During the three and six months ended June 30, 2010, OTTI losses on securities available-for-sale and held-to-maturity totaling $13 million and $41 million, respectively, were recognized in other revenues and losses in the non-credit component recognized in accumulated other comprehensive income (loss) were not significant.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2011	2010

	(in millions)

Assets(1)
Cash and due from banks	$1,543	$1,576
Interest bearing deposits with banks	30,535	8,202
Federal funds sold and securities purchased under agreements to resell	4,293	8,236
Trading assets	34,436	32,402
Securities available-for-sale	44,667	45,523
Securities held-to-maturity (fair value of $2.4 billion and $3.4 billion at June 30, 2011 and December 31, 2010, respectively, and includes $881 million at December 31, 2010 collateralizing short-term borrowings)	2,178	3,190
Loans (includes $1.5 billion at December 31, 2010 collateralizing debt)	70,337	73,069
Less – allowance for credit losses	1,714	2,170

Loans, net	68,623	70,899

Loans held for sale (includes $728 million and $1.3 billion designated under fair value option at June 30, 2011 and December 31, 2010, respectively)	1,343	2,390
Properties and equipment, net	505	549
Intangible assets, net	390	424
Goodwill	2,626	2,626
Other assets	8,639	7,677
Assets of discontinued operations	-	119

Total assets	$199,778	$183,813

Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$23,934	$23,078
Interest bearing (includes $9.1 billion and $7.4 billion designated under fair value option at June 30, 2011 and December 31, 2010, respectively)	74,772	72,808
Deposits in foreign offices:
Noninterest bearing	1,698	1,263
Interest bearing	30,287	23,502

Total deposits	130,691	120,651
Short-term borrowings	13,663	15,187
Long-term debt (includes $4.9 billion and $5.4 billion designated under fair value option at June 30, 2011 and December 31, 2010, respectively, and $150 million at December 31, 2010, collateralized by loans and available-for-sale securities)	19,231	17,230

Total debt	163,585	153,068
Trading liabilities	12,961	10,528
Interest, taxes and other liabilities	5,669	3,470
Liabilities of discontinued operations	3	14

Total liabilities	182,218	167,080

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 shares issued and outstanding at June 30, 2011 and December 31, 2010)	-	-
Additional paid-in capital	13,806	13,785
Retained earnings	2,061	1,536
Accumulated other comprehensive income (loss)	128	(153)

Total common shareholder’s equity	15,995	15,168

Total shareholders’ equity	17,560	16,733

Total liabilities and shareholders’ equity	$199,778	$183,813

(1)	The following table summarizes assets and liabilities related to variable interest entities (“VIEs”) as of June 30, 2011 and December 31, 2010 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED) (Continued)

	June 30,	December 31,
	2011	2010

	(in millions)

Assets
Interest bearing deposits with banks	$100	$759
Securities held-to-maturity	-	881
Loans, net	11,213	14,183
Other assets	702	(543)

Total assets	$12,015	$15,280

Liabilities
Deposits	$23	$20
Short-term borrowings	-	3,022
Long-term debt	55	205
Interest, taxes and other liabilities	1,414	373

Total liabilities	$1,492	$3,620

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2011	2010

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-

Additional paid-in capital
Balance at beginning of period	13,785	13,795
Capital contributions from parent	21	-
Return of capital on preferred shares issued to CT Financial Services, Inc.	-	(3)
Employee benefit plans and other	-	1

Balance at end of period	13,806	13,793

Retained earnings
Balance at beginning of period	1,536	45
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	-	1

Balance at beginning of period, as adjusted	1,536	46
Net income	561	854
Cash dividends declared on preferred stock	(36)	(37)

Balance at end of period	2,061	863

Accumulated other comprehensive income ( loss)
Balance at beginning of period	(153)	(228)
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	-	(246)

Balance at beginning of period, as adjusted	(153)	(474)
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	143	533
Other-than-temporarily impaired securities available for sale(1)	1	69
Other-than-temporarily impaired securities held to maturity(1)	11	38
Adjustment to reverse other-than-temporary impairment on securities held-to-maturity due to deconsolidation of VIE	142	-
Derivatives designated as cash flow hedges	(18)	13
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	2	-

Other comprehensive income, net of tax	281	653

Balance at end of period	128	179

Total shareholders’ equity	$17,560	$16,400

Comprehensive income
Net income	$561	$854
Other comprehensive income, net of tax	281	653

Comprehensive income	$842	$1,507

(1)	During the three and six months ended June 30, 2011 there were no OTTI losses on securities recognized in other revenues and no OTTI losses in the non-credit component on securities were recognized in accumulated other comprehensive income (loss). During the three and six months ended June 30, 2010, OTTI losses on securities available-for-sale and held-to-maturity totaling $13 million and $41 million, respectively, were recognized in other revenues and losses in the non-credit component recognized in accumulated other comprehensive income (loss) were not significant.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2011	2010

	(in millions)

Cash flows from operating activities
Net income	$561	$854
Income from discontinued operations	-	9

Income from continuing operations	561	845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	408	328
Impairment of internally developed software	94	-
Provision for credit losses	391	667
Other-than-temporary impairment losses relating to credit	-	41
Realized gains on securities available for sale	(56)	(22)
Net change in other assets and liabilities	957	(140)
Net change in loans held for sale:
Originations of loans	(1,626)	(1,903)
Sales and collection of loans held for sale	2,432	2,368
Tax refund anticipation loans:
Originations of loans	-	(3,082)
Transfers of loans to HSBC Finance, including premium	-	3,086
Net change in trading assets and liabilities	688	(1,122)
LOCOM on loans held for sale	30	(72)
Mark-to-market on financial instruments designated at fair value and related derivatives	(27)	(187)
Net change in fair value of derivatives and hedged items	(226)	13

Cash provided by operating activities – continuing operations	3,626	820
Cash provided by (used in) operating activities – discontinued operations	(9)	43

Net cash provided by operating activities	3,617	863

Cash flows from investing activities
Net change in interest bearing deposits with banks	(22,333)	6,033
Net change in federal funds sold and securities purchased under agreements to resell	3,943	(14,444)
Securities available-for-sale:
Purchases of securities available-for-sale	(14,033)	(24,985)
Proceeds from sales of securities available-for-sale	13,582	15,449
Proceeds from maturities of securities available-for-sale	1,725	1,343
Securities held-to-maturity:
Purchases of securities held-to-maturity	-	(2,036)
Proceeds from maturities of securities held-to-maturity	415	794
Change in loans:
Originations, net of collections	16,554	20,404
Recurring loans purchases from HSBC Finance	(16,711)	(16,580)
Loans sold to third parties	196	138
Net cash used for acquisitions of properties and equipment	(3)	(22)
Other, net	(60)	87

Cash used in investing activities – continuing operations	(16,725)	(13,819)
Cash used in investing activities – discontinued operations	-	-

Net cash used in investing activities	(16,725)	(13,819)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30,	2011	2010

	(in millions)

Cash flows from financing activities
Net change in deposits	9,854	3,199
Debt:
Net change in short-term borrowings	1,103	9,521
Issuance of long-term debt	4,469	1,210
Repayment of long-term debt	(2,417)	(1,499)
Debt repayment related to structured note vehicle VIEs	-	(136)
Debt issued related to the sale and leaseback of 452 Fifth Avenue property	-	309
Repayment of debt issued related to the sale and leaseback of 452 Fifth Avenue property	(15)	(6)
Return of capital on preferred shares issued to CT Financial Services, Inc.	-	(3)
Other increases in capital surplus	-	1
Dividends paid	(36)	(37)

Cash provided by financing activities – continuing operations	12,958	12,559
Cash used in financing activities – discontinued operations	-	(43)

Net cash provided by financing activities	12,958	12,516

Net change in cash and due from banks	(150)	(440)
Cash and due from banks at beginning of period(1)	1,693	3,159

Cash and due from banks at end of period(2)	$1,543	$2,719

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$(289)	$(596)
Transfer of loans to held for sale	$-	$39

(1)	Cash at beginning of period includes $117 million and $1,060 million for discontinued operations as of January 1, 2011 and 2010, respectively.

(2)	Cash at end of period includes no amount for discontinued operations as of June 30, 2011 and includes $940 million for discontinued operations as of June 30, 2010.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America” or “HNAH”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively “HUSI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC USA Inc. and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

As of March 31, 2011, we no longer had a controlling financial interest in Bryant Park Funding LLC (“Bryant Park”) and as a result, we no longer consolidated this variable interest entity. See Note 17, “Variable Interest Entities,” for further details and related impact.

2.  Discontinued Operations

In June 2010, we decided that the wholesale banknotes business (“Banknotes Business”) within our Global Banking and Markets segment did not fit with our core strategy in the U.S. and, therefore, made the decision to exit this business. This business, which was managed out of the United States with operations in key locations worldwide, arranged for the physical distribution of banknotes globally to central banks, large commercial banks and currency exchanges. As a result of this decision, we recorded closure costs of $14 million during 2010, primarily relating to termination and other employee benefits. No significant additional closure costs are expected to be incurred. At June 30, 2011, the liability associated with these costs had been substantially utilized.

HSBC USA Inc.

As part of the decision to exit the Banknotes Business, in October 2010 we sold the assets of our Asian banknotes operations (“Asian Banknotes Operations”) to an unaffiliated third party for total consideration of approximately $11 million in cash. As a result, during the third quarter of 2010 we classified the assets of the Asian Banknotes Operations of $23 million, including an allocation of goodwill of $21 million, as held for sale. Because the carrying value of the assets being sold exceeded the agreed-upon sales price, we recorded a lower of cost or fair value adjustment of $12 million in the third quarter of 2010. As the exit of our Banknotes Business, including the sale of our Asian Banknotes Operations, was substantially completed in the fourth quarter of 2010, we began to report the results of our Banknotes Business as discontinued operations at that time.

The exit of our Banknotes Business was completed in the second quarter of 2011 with the sale of our European Banknotes Business to HSBC Bank plc in April. The table below summarizes the operating results of our Banknotes Business for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

		(in millions)

Net interest income and other revenues	$3	$28	$19	$56
Income (loss) from discontinued operations before income tax (benefit) expense	1	(2)	(1)	14

The following summarizes the assets and liabilities of our Banknotes Business which are reported as assets of discontinued operations and liabilities of discontinued operations in our consolidated balance sheet.

	June 30,	December 31,
	2011	2010

	(in millions)

Cash	$-	$117
Other assets	-	2

Assets of discontinued operations	$-	$119

Other liabilities	$3	$14

Liabilities of discontinued operations	$3	$14

HSBC USA Inc.

3.  Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	June 30,	December 31,
	2011	2010

	(in millions)

Trading assets:
U.S. Treasury	$621	$1,874
U.S. Government agency	157	62
U.S. Government sponsored enterprises(1)	43	632
Asset-backed securities	1,083	1,148
Corporate and foreign bonds(2)	10,347	5,897
Other securities	44	52
Precious metals	15,954	16,725
Fair value of derivatives	6,187	6,012

	$34,436	$32,402

Trading liabilities:
Securities sold, not yet purchased	$497	$212
Payables for precious metals	7,186	5,326
Fair value of derivatives	5,278	4,990

	$12,961	$10,528

(1)	Includes mortgage-backed securities of $20 million and $598 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $23 million and $34 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at June 30, 2011 and December 31, 2010, respectively.

(2)	There were no foreign bonds issued by the governments of Portugal, Ireland, Italy, Greece or Spain at either June 30, 2011 or December 31, 2010.

At June 30, 2011 and December 31, 2010, the fair value of derivatives included in trading assets has been reduced by $3.5 billion and $3.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At June 30, 2011 and December 31, 2010, the fair value of derivatives included in trading liabilities has been reduced by $6.2 billion and $5.8 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

HSBC USA Inc.

4.  Securities

The amortized cost and fair value of the securities available-for-sale and securities held to maturity are summarized in the following tables.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Securities	Gains	Losses	Value

		(in millions)

Securities available-for-sale:
U.S. Treasury	$13,500	$-	$196	$(232)	$13,464
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	43	-	1	(1)	43
Direct agency obligations	2,281	-	132	(16)	2,397
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	12,740	-	356	(13)	13,083
Collateralized mortgage obligations	6,790	-	154	(6)	6,938
Direct agency obligations	18	-	-	-	18
Obligations of U.S. states and political subdivisions	568	-	19	(3)	584
Asset backed securities collateralized by:
Residential mortgages	12	-	-	(2)	10
Commercial mortgages	493	-	11	(2)	502
Home equity	417	-	-	(95)	322
Student loans	26	-	-	(1)	25
Other	116	-	-	(16)	100
Corporate and other domestic debt securities(2)	600	-	5	-	605
Foreign debt securities(2)(6)	6,395	-	57	(19)	6,433
Equity securities(3)	130	-	13	-	143

Total available-for-sale securities	$44,129	$-	$944	$(406)	$44,667

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,511	$-	$167	$-	$1,678
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	86	-	15	-	101
Collateralized mortgage obligations	318	-	39	-	357
Obligations of U.S. states and political subdivisions	86	-	3	-	89
Asset backed securities collateralized by:
Residential mortgages	177	-	7	(1)	183

Total held-to-maturity securities	$2,178	$-	$231	$(1)	$2,408

HSBC USA Inc.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Securities	Gains	Losses	Value

			(in millions)

Securities available-for-sale:
U.S. Treasury	$19,300	$-	$200	$(402)	$19,098
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	47	-	-	(1)	46
Direct agency obligations	2,100	-	93	(9)	2,184
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	11,229	-	260	(27)	11,462
Collateralized mortgage obligations	7,566	-	160	(52)	7,674
Direct agency obligations	19	-	-	(1)	18
Obligations of U.S. states and political subdivisions	571	-	13	(5)	579
Asset backed securities collateralized by:
Residential mortgages	13	-	-	(2)	11
Commercial mortgages	537	-	17	(2)	552
Home equity	464	(1)	-	(111)	352
Student loans	29	-	-	(2)	27
Other	120	-	1	(17)	104
Corporate and other domestic debt securities(2)	676	-	7	-	683
Foreign debt securities(2)(6)	2,540	-	65	-	2,605
Equity securities(3)	126	-	2	-	128

Total available-for-sale securities	$45,337	$(1)	$818	$(631)	$45,523

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,586	$-	$151	$-	$1,737
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	94	-	15	-	109
Collateralized mortgage obligations	327	-	36	-	363
Obligations of U.S. states and political subdivisions	111	-	4	(1)	114
Asset backed securities collateralized by:
Residential mortgages	191	-	8	(3)	196
Asset-backed securities (predominantly credit card) and other debt securities held by consolidated VIE(5)	1,034	(153)	-	-	881

Total held-to-maturity securities	$3,343	$(153)	$214	$(4)	$3,400

(1)	Includes securities at amortized cost of $27 million and $30 million issued or guaranteed by the FNMA at June 30, 2011 and December 31, 2010, respectively, and $16 million and $17 million issued or guaranteed by FHLMC at June 30, 2011 and December 31, 2010, respectively.

HSBC USA Inc.

(2)	At June 30, 2011, other domestic debt securities included $575 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.8 billion of securities fully backed by foreign governments. The remainder of foreign debt securities represents foreign bank or corporate debt. At December 31, 2010, other domestic debt securities included $676 million of securities at amortized cost fully backed by the FDIC and foreign debt securities consisted of $2.2 billion of securities fully backed by foreign governments. The remainder of foreign debt securities represents foreign bank or corporate debt.

(3)	Includes preferred equity securities at amortized cost issued by FNMA of $2 million at June 30, 2011 and December 31, 2010. Balances at June 30, 2011 and December 31, 2010 reflect cumulative other-than-temporary impairment charges of $203 million.

(4)	Includes securities at amortized cost of $618 million and $622 million issued or guaranteed by FNMA at June 30, 2011 and December 31, 2010, respectively, and $893 million and $964 million issued and guaranteed by FHLMC at June 30, 2011 and December 31, 2010, respectively.

(5)	Relates to securities held by Bryant Park Funding LLC, a variable interest entity which was consolidated at December 31, 2010. See Note 17, “Variable Interest Entities” for additional information.

(6)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at June 30, 2011 and December 31, 2010.

A summary of gross unrealized losses and related fair values as of June 30, 2011 and December 31, 2010, classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value	Number of	Unrealized	Fair Value
June 30, 2011	Securities	Losses	of Investment	Securities	Losses	of Investment

			(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	28	$(232)	$5,449	-	$-	$-
U.S. Government sponsored enterprises	13	(16)	189	14	(1)	9
U.S. Government agency issued or guaranteed	31	(19)	2,770	1	-	-
Obligations of U.S. states and political subdivisions	17	(2)	76	5	(1)	37
Asset backed securities	-	-	-	50	(116)	471
Foreign debt securities	8	(19)	2,986	-	-	-
Equity securities	1	-	-	-	-	-

Securities available-for-sale	98	$(288)	$11,470	70	$(118)	$517

Securities held-to-maturity:
U.S. Government sponsored enterprises	19	$-	$-	4	$-	$-
U.S. Government agency issued or guaranteed	648	-	2	5	-	-
Obligations of U.S. states and political subdivisions	14	-	6	9	-	13
Asset backed securities	1	-	9	4	(1)	14

Securities held-to-maturity	682	$-	$17	22	$(1)	$27

HSBC USA Inc.

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2010	Securities	Losses	of Investment	Securities	Losses	of Investment

			(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	40	$(402)	$7,911	-	$-	$-
U.S. Government sponsored enterprises	14	(9)	131	13	(1)	10
U.S. Government agency issued or guaranteed	70	(80)	4,409	2	-	2
Obligations of U.S. states and political subdivisions	27	(3)	127	5	(2)	36
Asset backed securities	3	-	-	51	(134)	506
Corporate and other domestic debt securities	3	-	200	-	-	-
Foreign debt securities	-	-	-	1	-	25

Securities available-for-sale	157	$(494)	$12,778	72	$(137)	$579

Securities held-to-maturity:
U.S. Government sponsored enterprises	21	$-	$-	1	$-	$-
U.S. Government agency issued or guaranteed	570	-	2	2	-	-
Obligations of U.S. states and political subdivisions	14	-	7	12	(1)	14
Asset backed securities	-	-	-	6	(3)	44

Securities held-to-maturity	605	$-	$9	21	$(4)	$58

Gross unrealized losses decreased and gross unrealized gains increased within the available-for-sale portfolio overall in the first six months of 2011 primarily due to a decrease in interest rates since December 31, 2010 as rates rose significantly toward the end of 2010 driven by inflationary fears and uncertainty about the quantity and timing of the Federal Reserve’s bond buying program. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. During the three and six months ended June 30, 2011, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component and changes in the non-credit portion represent a reversal of a portion of previously recorded impairment losses that were recognized in other comprehensive income. During the three and six months ended June 30, 2010, 24 and 37 debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates. The credit loss component of the applicable debt securities totaling $13 million and $41 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income for the three and six months ended June 30, 2010, respectively, while there was no significant losses in the non-credit component of such impaired securities reflected in accumulated other comprehensive income (loss) and changes in the non-credit portion primarily represent a net reversal of a portion of previously recorded impairment losses recognized in other comprehensive income.

Except as noted above, we do not consider any other securities to be other-than-temporarily impaired as we expect to recover the amortized cost basis of these securities and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However,

HSBC USA Inc.

additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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

For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 80 percent and 89 percent of total available-for-sale and held-to-maturity securities as of June 30, 2011 and December 31, 2010, respectively, our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

•	The recovery of the U.S. economy remains sluggish;

•	The continued weakness in the U.S. housing markets with high levels of delinquency and foreclosure;

•	A lack of significant traction in government sponsored programs in loan modifications;

•	A lack of refinancing activities within certain segments of the mortgage market, even at the current low interest rate environment, and the re-default rate for refinanced loans;

•	The unemployment rate remains high and consumer confidence remains low compared to historical levels;

•	The decline in the occupancy rate in commercial properties; and

•	The severity and duration of unrealized loss.

In determining whether a credit loss exists and the period over which the debt security is expected to recover, we considered the following factors:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	The level of credit enhancement provided by the structure, which includes but is not limited to credit subordination positions, over collateralization, protective triggers and financial guarantees provided by monoline wraps;

•	Changes in the near term prospects of the issuer or underlying collateral of a security such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions of the issuer, the monoline insurer or the security such as credit downgrades by the rating agencies.

HSBC USA Inc.

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

The amortized cost and fair value of those asset-backed securities with unrealized loss of more than 12 months for which no other-than-temporary-impairment has been recognized at June 30, 2011 and December 31, 2010 are as follows:

	Balance as of June 30, 2011
		Unrealized Losses for
	Amortized Cost	More Than 12 Months	Fair Value

		(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$10	$(2)	$8
Commercial mortgages	33	(2)	31
Home equity loans	415	(95)	320
Student loans	26	(1)	25
Other	103	(16)	87

Subtotal	587	(116)	471
Held-to-maturity classification:
Asset-backed securities:
Residential mortgages	15	(1)	14

Total	$602	$(117)	$485

HSBC USA Inc.

	Balance as of December 31, 2010
		Unrealized Losses for
	Amortized Cost	More Than 12 Months	Fair Value

		(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$3	$(1)	$2
Commercial mortgages	39	(2)	37
Home equity loans	457	(112)	345
Student loans	29	(2)	27
Other	103	(16)	87

Subtotal	631	(133)	498
Held-to-maturity classification:
Asset-backed securities:
Residential mortgages	47	(3)	44

Total	$678	$(136)	$542

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

For the six months ended June 30, 2011 there were no other-than-temporary impairment losses recognized related to credit loss. At June 30, 2011, there are no remaining non-credit component unrealized loss amounts recognized. The excess of amortized cost over the present value of expected future cash flows recognized during the six months ended June 30, 2010 on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $41 million. The excess of the present value of expected future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporarily impaired securities, was $154 million at December 31, 2010. Since we did not have the intention to sell the securities and had sufficient capital and liquidity to hold these securities until a full recovery of the fair value occurs, only the credit loss component was reflected in the consolidated statement of income. The non-credit component of the unrealized loss was recorded, net of taxes, in other comprehensive income (loss).

HSBC USA Inc.

The following table summarizes the roll-forward of credit losses on debt securities that were other-than-temporarily impaired which were recognized in income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

		(in millions)

Credit losses at the beginning of the period	$1	$74	$36	$81
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	-	6	-	20
Increase in credit losses for which an other-than-temporary impairment was previously recognized	-	7	-	21
Reduction of credit losses previously recognized on sold securities	-	(35)	(4)	(50)
Reduction of credit losses previously recognized on held to maturity securities due to deconsolidation of VIE	-	-	(31)	-
Reductions of credit losses for increases in cash flows expected to be collected that are recognized over the remaining life of the security	-	(5)	-	(25)

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment may have been recognized in other comprehensive income (loss)	$1	$47	$1	$47

At June 30, 2011, we held 76 individual asset-backed securities in the available-for-sale portfolio, of which 23 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $406 million of the total aggregate fair value of asset-backed securities of $959 million at June 30, 2011. The gross unrealized losses on these monoline securities were $111 million at June 30, 2011. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of June 30, 2011 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $140 million. One security wrapped by a below investment grade monoline insurance company with an aggregate fair value of $1 million was deemed to be other-than-temporarily impaired at June 30, 2011.

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

HSBC USA Inc.

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

	Gross	Gross	Net
	Realized	Realized	Realized
	Gains	(Losses)	Gains (Losses)

		(in millions)

Three months ended June 30, 2011:
Securities available-for-sale	$57	$(45)	$12
Securities held to maturity	-	-	-

	$57	$(45)	$12

Three months ended June 30, 2010:
Securities available-for-sale	$67	$(81)	$(14)
Securities held to maturity	2	-	2

	$69	$(81)	$(12)

Six months ended June 30, 2011:
Securities available-for-sale	$139	$(83)	$56
Securities held to maturity	-	-	-

	$139	$(83)	$56

Six months ended June 30, 2010:
Securities available-for-sale	$99	$(115)	$(16)
Securities held to maturity	-	(3)	(3)

	$99	$(118)	$(19)

The amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2011, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at June 30, 2011, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2011. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

HSBC USA Inc.

			After One		After Five
	Within		But Within		But Within		After Ten
Taxable Equivalent Basis	One Year		Five Years		Ten Years		Years
as of June 30, 2011	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(dollars are in millions)

Available-for-sale:
U.S. Treasury	$-	-%	$4,803	1.55%	$5,150	2.58%	$3,547	4.14%
U.S. Government sponsored enterprises	-	-	-	-	1,989	3.97	335	4.02
U.S. Government agency issued or guaranteed	-	-	1	5.70	199	4.80	19,348	3.90
Obligations of U.S. states and political subdivisions	-	-	-	-	277	4.25	291	4.48
Asset backed securities	38	5.79	15	4.15	6	1.40	1,005	3.09
Corporate and other domestic debt securities	559	1.49	16	0.50	-	-	25	3.90
Foreign debt securities	1,239	2.50	5,146	2.09	10	5.36	-	-

Total amortized cost	$1,836	2.26%	$9,981	1.83%	$7,631	3.06%	$24,551	3.91%

Total fair value	$1,859		$10,072		$7,715		$24,878

Held-to-maturity:
U.S. Government sponsored enterprises	$-	-%	$18	7.94%	$2	6.96%	$1,491	6.15%
U.S. Government agency issued or guaranteed	-	-	-	-	5	7.66	399	6.53
Obligations of U.S. states and political subdivisions	9	5.14	19	5.60	17	4.64	41	5.10
Asset backed securities	-	-	-	-	-		177	6.18

Total amortized cost	$9	5.14%	$37	6.72%	$24	5.53%	$2,108	6.20%

Total fair value	$9		$42		$24		$2,333

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $133 million and $483 million, respectively, were included in other assets at June 30, 2011. Investments in FHLB stock and FRB stock of $119 million and $477 million, respectively, were included in other assets at December 31, 2010.

HSBC USA Inc.

5.  Loans

Loans consisted of the following:

	June 30,	December 31,
	2011	2010

	(in millions)

Commercial loans:
Construction and other real estate	$7,891	$8,228
Business banking and middle markets enterprises	8,242	7,945
Large corporate(1)	10,603	10,745
Other commercial	3,381	3,356

Total commercial	30,117	30,274

Consumer loans:
Home equity mortgages	3,607	3,820
Other residential mortgages	14,100	13,697
Private label cards	11,665	13,296
Credit cards	9,840	10,811
Other consumer	1,008	1,171

Total consumer	40,220	42,795

Total loans	$70,337	$73,069

(1)	Includes $1.2 billion of commercial loans at December 31, 2010 related to a VIE which was consolidated.

Net deferred origination costs, excluding credit card annual fees net of direct lending costs, totaled $84 million and $90 million at June 30, 2011 and December 31, 2010, respectively. Credit card annual fees are netted with direct lending costs, deferred and amortized on a straight-line basis over one year. Deferred credit card annual fees, net of direct lending costs totaled $25 million and $24 million at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011 and December 31, 2010, we had net unamortized premium on our loans of $438 million and $436 million, respectively. We amortized $142 million and $285 million of net premiums on our loans for the three and six months ended June 30, 2011, respectively compared to $102 million and $187 million for the three and six months ended June 30, 2010, respectively.

Collateralized Funding Transactions Involving Securitization There were no financings secured by private label cards or credit card receivables at June 30, 2011. Secured financings of $30 million and $120 million at December 31, 2010 were secured by $44 million and $189 million of private label cards and credit cards, respectively.

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

Purchased loans for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit has been closed were recorded upon acquisition at an amount based upon the cash flows expected to be collected (“Purchased Credit-Impaired Loans”). The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at June 30, 2011 totaled $14 million for the UP Portfolio, and is included

HSBC USA Inc.

in credit card loans. The outstanding contractual balances at June 30, 2011 for the Purchased Credit-Impaired Loans of the UP Portfolio were $23 million. The carrying amount of the Purchased Credit-Impaired Loans, net of credit loss reserves at December 31, 2010 totaled $23 million for the UP Portfolio and is included in credit card loans. The outstanding contractual balances at December 31, 2010 for the Purchased Credit-Impaired Loans of the UP Portfolio were $36 million. Credit loss reserves of $2 million and $3 million as of June 30, 2011 and December 31, 2010, respectively, were held for the Purchased Credit-Impaired Loans due to a decrease in the expected future cash flows since the acquisition. The following summarizes the change in accretable yield associated with the Purchased Credit-Impaired Loans:

	Three Months
	Ended
	June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

		(in millions)

Accretable yield at beginning of period	$(6)	$(22)	$(8)	$(29)
Accretable yield amortized to interest income during the period	-	4	2	11
Reclassification to non-accretable difference	-	6	-	6

Accretable yield at end of period(1)	$(6)	$(12)	$(6)	$(12)

(1)	At June 30, 2011, the entire remaining accretable yield is related to the UP portfolio. As we no longer have any receivables from the purchased GM Portfolio subject to the Purchased Credit-Impaired Loans accounting requirement. The accretable yield related to the GM Portfolio was fully amortized to interest income during the second quarter of 2010.

Age Analysis of Past Due Loans The following table summarizes the past due status of our loans at June 30, 2011 and December 31, 2010. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification.

	Days Past Due
At June 30, 2011	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans

			(in millions)

Commercial loans:
Construction and other real estate	$67	$77	$279	$423	$7,468	$7,891
Business banking and middle market enterprises	374	79	72	525	7,717	8,242
Large corporate	317	49	74	440	10,163	10,603
Other commercial	74	48	54	176	3,205	3,381

Total commercial	832	253	479	1,564	28,553	30,117

Consumer loans:
HELOC and home equity mortgages	194	59	93	346	3,261	3,607
Other residential mortgages	117	471	855	1,443	12,657	14,100
Credit card receivables:
Private label cards	555	231	196	982	10,683	11,665
Credit cards	257	153	154	564	9,276	9,840
Other consumer	11	9	33	53	955	1,008

Total consumer	1,134	923	1,331	3,388	36,832	40,220

Total loans	$1,966	$1,176	$1,810	$4,952	$65,385	$70,337

HSBC USA Inc.

	Days Past Due
At December 31, 2010	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans

			(in millions)

Commercial loans:
Construction and other real estate	$72	$200	$433	$705	$7,523	$8,228
Business banking and middle market enterprises	367	84	66	517	7,428	7,945
Large corporate	902	90	74	1,066	9,679	10,745
Other commercial	80	86	24	190	3,166	3,356

Total commercial	1,421	460	597	2,478	27,796	30,274

Consumer loans:
HELOC and home equity mortgages	327	83	93	503	3,317	3,820
Other residential mortgages	123	525	900	1,548	12,149	13,697
Credit card receivables:
Private label cards	475	260	295	1,030	12,266	13,296
Credit cards	312	212	250	774	10,037	10,811
Other consumer	12	14	34	60	1,111	1,171

Total consumer	1,249	1,094	1,572	3,915	38,880	42,795

Total loans	$2,670	$1,554	$2,169	$6,393	$66,676	$73,069

Nonaccrual Loans Nonaccrual loans totaled $1.8 billion and $2.0 billion at June 30, 2011 and December 31, 2010, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $32 million and $59 million for the three and six months ended June 30, 2011, respectively, compared to $34 million and $84 million for the three and six months ended June 30, 2010, respectively. Interest income that was included in interest income on these loans was approximately $8 million and $9 million for the three and six months ended June 30, 2011 compared to approximately $11 million and $14 million for the three and six months ended June 30, 2010, respectively. For an analysis of reserves for credit losses, see Note 6, “Allowance for Credit Losses.”

HSBC USA Inc.

Nonaccrual loans and accruing receivables 90 days or more delinquent are summarized in the following table:

	June 30,	December 31,
	2011	2010

	(in millions)

Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$163	$70
Other real estate	410	529
Business banking and middle markets enterprises	84	116
Large corporate	74	74
Other commercial	11	12

Total commercial	742	801

Consumer:
Residential mortgages, excluding home equity mortgages	855	900
Home equity mortgages	93	93

Total residential mortgages	948	993
Credit card receivables	-	-
Other consumer loans	8	9

Total consumer loans	956	1,002

Nonaccrual loans held for sale	112	186

Total nonaccruing loans	1,810	1,989

Accruing loans contractually past due 90 days or more:
Total commercial:
Real Estate:
Construction and land loans	-	-
Other real estate	53	137
Business banking and middle market enterprises	30	47
Large corporate	-	-
Other commercial	14	12

Total commercial	97	196

Consumer:
Private label card receivables	196	295
Credit card receivables	154	250
Other consumer	25	25

Total consumer loans	375	570

Total accruing loans contractually past due 90 days or more	472	766

Total nonperforming loans	$2,282	$2,755

HSBC USA Inc.

Impaired Loans A loan is considered to be impaired when it is deemed probable that not all principal and interest amounts due according to the contractual terms of the loan agreement will be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Commercial and consumer loans for which we have modified the loan terms as part of a troubled debt restructuring are considered to be impaired loans. Additionally, commercial loans in nonaccrual status, or that have been partially charged-off or assigned a specific allowance for credit losses are also considered impaired loans.

Troubled debt restructurings The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	June 30,	December 31,
	2011	2010

	(in millions)

TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$243	$308
Business banking and middle market enterprises	55	64
Large corporate	-	-
Other commercial	56	57

Total commercial	354	429

Consumer loans:
Residential mortgages	491	402
Private label cards	190	230
Credit cards	220	250

Total consumer	901	882

Total TDR Loans(3):	$1,255	$1,311

HSBC USA Inc.

	June 30,	December 31,
	2011	2010

	(in millions)

Allowance for credit losses for TDR Loans(4):
Commercial loans:
Construction and other real estate	$11	$44
Business banking and middle market enterprises	4	8
Large corporate	-	-
Other commercial	-	1

Total commercial	15	53

Consumer loans:
Residential mortgages	67	53
Private label cards	66	78
Credit cards	75	88

Total consumer	208	219

Total Allowance for credit losses for TDR Loans	$223	$272

(1)	TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDRs which totaled $675 million and $698 million at June 30, 2011 and December 31, 2010, respectively.

(2)	The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	June 30,	December 31,
	2011	2010

	(in millions)

Commercial loans:
Construction and other real estate	$278	$335
Business banking and middle market enterprises	99	96
Large corporate	-	-
Other commercial	59	60

Total commercial	436	491

Consumer loans:
Residential mortgages	545	431
Private label cards	187	227
Credit cards	243	276

Total consumer	975	934

Total	$1,411	$1,425

(3)	Includes balances of $221 million and $255 million at June 30, 2011 and December 31, 2010, respectively, which are classified as nonaccrual loans.

(4)	Included in the allowance for credit losses.

HSBC USA Inc.

Additional information relating to TDR Loans is presented in the table below.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

		(In millions)

Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$268	$188	$285	$159
Business banking and middle market enterprises	56	61	58	42
Large corporate	-	-	-	-
Other commercial	57	61	57	61

Total commercial	381	310	400	262

Consumer loans:
Residential mortgages	477	270	455	232
Private label cards	199	233	209	228
Credit cards	230	153	234	134
Auto finance(1)	-	46	-	49

Total consumer	906	702	898	643

Total average balance of TDR Loans	$1,287	$1,012	$1,298	$905

Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$1	$-	$3	$1
Business banking and middle market enterprises	-	-	-	-
Large corporate	-	-	-	-
Other commercial	2	1	3	2

Total commercial	3	1	6	3

Consumer loans:
Residential mortgages	5	3	8	5
Private label cards	5	8	11	14
Credit cards	3	4	7	7
Auto finance(1)	-	1	-	2

Total consumer	13	16	26	28

Total interest income recognized on TDR Loans	$16	$17	$32	$31

(1)	In August 2010, we sold auto finance loans with an outstanding principal balance of $1.2 billion at date of sale, and other related assets to Santander Consumer USA (“SC USA”).

HSBC USA Inc.

Impaired commercial loans Impaired commercial loan statistics are summarized in the following table:

		Amount
	Amount with	without	Total Impaired
	Impairment	Impairment	Commercial	Impairment
	Reserves	Reserves	Loans(1)(2)	Reserve

	(in millions)

At June 30, 2011
Construction and other real estate	$333	$365	$698	$109
Business banking and middle market enterprises	83	73	156	17
Large corporate	74	-	74	71
Other commercial	19	82	101	4

Total	$509	$520	$1,029	$201

At December 31, 2010
Construction and other real estate	$378	$377	$755	$84
Business banking and middle market enterprises	113	39	152	26
Large corporate	103	2	105	72
Other commercial	26	89	115	6

Total	$620	$507	$1,127	$188

(1)	Includes impaired commercial loans which are also considered TDR Loans as follows:

	June 30,	December 31,
	2011	2010

	(in millions)

Construction and other real estate	$243	$308
Business banking and middle market enterprises	55	64
Large corporate	-	-
Other commercial	56	57

Total	$354	$429

(2)	The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as unamortized deferred fees and costs on originated loans and any premiums or discounts. The unpaid principal balance of impaired commercial loans included in the table above are as follows:

	June 30,	December 31,
	2011	2010

	(in millions)

Construction and other real estate	$733	$782
Business banking and middle market enterprises	200	184
Large corporate	74	105
Other commercial	104	118

Total	$1,111	$1,189

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

		(in millions)

Average balance of impaired commercial loans:
Construction and other real estate	$759	$683	$757	$687
Business banking and middle market enterprises	161	154	158	151
Large corporate	74	165	84	258
Other commercial	103	150	107	182

Total average balance of impaired commercial loans	$1,097	$1,152	$1,106	$1,278

Interest income recognized on impaired commercial loans:
Construction and other real estate	$2	$1	$4	$2
Business banking and middle market enterprises	1	1	2	3
Large corporate	-	3	-	6
Other commercial	1	-	1	1

Total interest income recognized on impaired commercial loans	$4	$5	$7	$12

Commercial Loan Credit Quality Indicators The following credit quality indicators are monitored for our commercial loan portfolio:

Criticized asset classifications These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. Criticized assets for commercial loans are summarized in the following table:

	Special Mention	Substandard	Doubtful	Total

		(in millions)

At June 30, 2011
Construction and other real estate	$1,301	$1,156	$171	$2,628
Business banking and middle market enterprises	371	367	-	738
Large corporate	127	353	74	554
Other commercial	58	131	4	193

Total	$1,857	$2,007	$249	$4,113

At December 31, 2010
Construction and other real estate	$1,324	$1,230	$115	$2,669
Business banking and middle market enterprises	465	504	5	974
Large corporate	260	386	74	720
Other commercial	235	140	8	383

Total	$2,284	$2,260	$202	$4,746

HSBC USA Inc.

Nonperforming The status of our commercial loan portfolio is summarized in the following table:

			Accruing Loans
	Performing	Nonaccrual	Contractually Past
	Loans	Loans	Due 90 days or More	Total

		(in millions)

At June 30, 2011
Commercial:
Construction and other real estate	$7,265	$573	$53	$7,891
Business banking and middle market enterprise	8,128	84	30	8,242
Large corporate	10,529	74	-	10,603
Other commercial	3,356	11	14	3,381

Total commercial	$29,278	$742	$97	$30,117

At December 31, 2010
Commercial:
Construction and other real estate	$7,492	$599	$137	$8,228
Business banking and middle market enterprise	7,782	116	47	7,945
Large corporate	10,671	74	-	10,745
Other commercial	3,332	12	12	3,356

Total commercial	$29,277	$801	$196	$30,274

Credit risk profile The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total

	(in millions)

At June 30, 2011
Construction and other real estate	$2,456	$5,435	$7,891
Business banking and middle market enterprises	3,425	4,817	8,242
Large corporate	7,594	3,009	10,603
Other commercial	999	2,382	3,381

Total commercial	$14,474	$15,643	$30,117

At December 31, 2010
Construction and other real estate	$1,900	$6,328	$8,228
Business banking and middle market enterprises	2,866	5,079	7,945
Large corporate	6,808	3,937	10,745
Other commercial	855	2,501	3,356

Total commercial	$12,429	$17,845	$30,274

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators The following credit quality indicators are monitored for our consumer loan portfolio:

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan portfolio:

	June 30, 2011		December 31, 2010
	Dollars of	Delinquency	Dollars of	Delinquency
	Delinquency	Ratio	Delinquency	Ratio

		(dollars are in millions)

Consumer:
Residential mortgage, excluding home equity mortgages(1)	$1,182	8.08%	$1,248	8.52%
Home equity mortgages	168	4.66	182	4.76

Total residential mortgages	1,350	7.40	1,430	7.74
Private label card receivables	285	2.44	403	3.03
Credit card receivables	217	2.21	339	3.13
Other consumer	33	3.05	36	2.88

Total consumer	$1,885	4.62%	$2,208	5.04%

(1)	At June 30, 2011 and December 31, 2010, residential mortgage loan delinquency includes $748 million and $852 million, respectively, of loans that are carried at the lower of cost or net realizable value less cost to sell.

HSBC USA Inc.

Nonperforming The status of our consumer loan portfolio is summarized in the following table:

			Accruing Loans
	Performing	Nonaccrual	Contractually Past
	Loans	Loans	Due 90 days or More	Total

		(in millions)

At June 30, 2011
Consumer:
Residential mortgage, excluding home equity mortgages	$13,245	$855	$-	$14,100
Home equity mortgages	3,514	93	-	3,607

Total residential mortgages	16,759	948	-	17,707
Private label card receivables	11,469	-	196	11,665
Credit card receivables	9,686	-	154	9,840
Other consumer	975	8	25	1,008

Total consumer	$38,889	$956	$375	$40,220

At December 31, 2010
Consumer:
Residential mortgage, excluding home equity mortgages	$12,797	$900	$-	$13,697
Home equity mortgages	3,727	93	-	3,820

Total residential mortgages	16,524	993	-	17,517
Private label card receivables	13,001	-	295	13,296
Credit card receivables	10,561	-	250	10,811
Other consumer	1,137	9	25	1,171

Total consumer	$41,223	$1,002	$570	$42,795

Troubled debt restructurings See discussion of impaired loans above for further details on this credit quality indicator.

Concentrations of Credit Risk Our loan portfolio includes the following types of loans:

•	High loan-to-value (“LTV”) loans – Certain residential mortgages on primary residences with LTV ratios equal to or exceeding 90 percent at the time of origination and no mortgage insurance, which could result in the potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required.

•	Adjustable rate mortgage (“ARM”) loans – A loan which allows us to adjust pricing on the loan in line with market movements. A customer’s financial situation and the general interest rate environment at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after the adjustment.

HSBC USA Inc.

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at June 30, 2011 and December 31, 2010, respectively.

	June 30,	December 31,
	2011	2010

	(in billions)

Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.1	$1.2
Interest-only residential mortgage loans	3.7	3.6
ARM loans(2)	8.2	8.0

(1)	Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $90 million and $125 million of sub-prime residential mortgage loans held for sale at June 30, 2011 and December 31, 2010, respectively.

(2)	ARM loan balances above exclude $37 million and $99 million of sub-prime residential mortgage loans held for sale at June 30, 2011 and December 31, 2010, respectively. During the remainder of 2011 and during 2012, approximately $212 million and $368 million, respectively, of these ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude closed end first lien loans held for sale of $529 million and $1.0 billion at June 30, 2011 and December 31, 2010, respectively.

	June 30,	December 31,
	2011	2010

	(in millions)

Closed end:
First lien	$14,100	$13,697
Second lien	385	437
Revolving:
Second lien	3,222	3,383

Total	$17,707	$17,517

6.  Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Balance at beginning of period	$1,832	$3,224	$2,170	$3,861
Provision for credit losses	285	456	391	667
Charge-offs	(499)	(816)	(1,034)	(1,750)
Recoveries	96	82	186	164
Other	-	4	1	8

Balance at end of period	$1,714	$2,950	$1,714	$2,950

HSBC USA Inc.

The following tables summarize the changes in the allowance for credit losses by product and the related loan balance by product during the three and six months ended June 30, 2011 and 2010:

	Commercial				Consumer
		Business			Residential
		Banking			Mortgage,
	Construction	and Middle			Excl Home	Home	Private
	and Other	Market	Large	Other	Equity	Equity	Label	Credit	Auto	Other
	Real Estate	Enterprises	Corporate	Comm’l	Mortgages	Mortgages	Card	Card	Finance	Consumer	Total

	(in millions)

Three Months Ended June 30, 2011:
Allowance for credit losses – beginning of period	$217	$119	$111	$35	$163	$67	$624	$470	$-	$26	$1,832
Provision charged to income	50	(7)	(1)	3	27	13	108	88	-	4	285
Charge offs	(39)	(20)	-	(6)	(28)	(18)	(199)	(179)	-	(10)	(499)
Recoveries	1	4	-	1	2	-	51	33	-	4	96

Net charge offs	(38)	(16)	-	(5)	(26)	(18)	(148)	(146)	-	(6)	(403)
Other	-	-	-	-	-	-	-	-	-	-	-

Allowance for credit losses – end of period	$229	$96	$110	$33	$164	$62	$584	$412	$-	$24	$1,714

Ending balance: collectively evaluated for impairment	$120	$79	$39	$29	$101	$58	$518	$335	$-	$24	$1,303
Ending balance: individually evaluated for impairment(1)	109	17	71	4	63	4	66	75	-	-	409
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	2	-	-	2

Total allowance for credit losses	$229	$96	$110	$33	$164	$62	$584	$412	$-	$24	$1,714

Loans:
Collectively evaluated for impairment	$7,193	$8,086	$10,529	$3,280	$12,840	$3,598	$11,475	$9,595	$-	$1,008	$67,604
Individually evaluated for impairment	698	156	74	101	482	9	190	220	-	-	1,930
Loans carried at net realizable value	-	-	-	-	778	-	-	-	-	-	778
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	25	-	-	25

Total loans	$7,891	$8,242	$10,603	$3,381	$14,100	$3,607	$11,665	$9,840	$-	$1,008	$70,337

Three Months Ended June 30, 2010:
Allowance for credit losses – beginning of period	$292	$165	$220	$90	$280	$128	$1,000	$964	$37	$48	$3,224
Provision charged to income	43	2	(40)	4	10	6	198	215	10	8	456
Charge offs	(45)	(22)	(14)	(9)	(46)	(30)	(289)	(331)	(13)	(17)	(816)
Recoveries	2	6	2	1	-	-	38	30	(1)	4	82

Net charge offs	(43)	(16)	(12)	(8)	(46)	(30)	(251)	(301)	(14)	(13)	(734)
Other	-	-	-	1	-	-	-	3	-	-	4

Allowance for credit losses – end of period	$292	$151	$168	$87	$244	$104	$947	$881	$33	$43	$2,950

Ending balance: collectively evaluated for impairment	$170	$144	$93	$45	$195	$102	$864	$813	$21	$43	$2,490
Ending balance: individually evaluated for impairment(1)	97	31	75	43	49	2	83	62	12	-	454
Ending balance: loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	6	-	-	6

Total allowance for credit losses	$267	$175	$168	$88	$244	$104	$947	$881	$33	$43	$2,950

Loans:
Collectively evaluated for impairment	$7,931	$6,890	$10,837	$2,794	$12,620	$3,965	$12,510	$11,053	$1,233	$1,321	$71,154
Individually evaluated for impairment	643	161	97	152	292	7	237	176	46	-	1,811
Loans carried at net realizable value	-	-	-	-	654	-	-	-	-	-	654
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	42	-	-	42

Total loans	$8,574	$7,051	$10,934	$2,946	$13,566	$3,972	$12,747	$11,271	$1,279	$1,321	$73,661

HSBC USA Inc.

	Commercial				Consumer
		Business			Residential
		Banking			Mortgage,
	Construction	and Middle			Excl Home	Home	Private
	and Other	Market	Large	Other	Equity	Equity	Label	Credit	Auto	Other
	Real Estate	Enterprises	Corporate	Comm’l	Mortgages	Mortgages	Card	Card	Finance	Consumer	Total

					(in millions)

Six Months Ended June 30, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$45	$167	$77	$752	$606	$-	$32	$2,170
Provision charged to income	22	(9)	(6)	(3)	48	23	159	149	-	8	391
Charge offs	(43)	(33)	-	(11)	(54)	(38)	(424)	(408)	-	(23)	(1,034)
Recoveries	7	6	-	2	3	-	97	64	-	7	186

Net charge offs	(36)	(27)	-	(9)	(51)	(38)	(327)	(344)	-	(16)	(848)
Other	-	-	-		-	-	-	1	-	-	1

Allowance for credit losses – end of period	$229	$96	$110	$33	$164	$62	$584	$412	$-	$24	$1,714

Six Months Ended June 30, 2010:
Allowance for credit losses – beginning of period	$303	$184	$301	$150	$347	$185	$1,184	$1,106	$36	$65	$3,861
Provision charged to income	45	5	(117)	3	(9)	(15)	307	405	35	8	667
Charge offs	(61)	(50)	(18)	(70)	(95)	(66)	(624)	(691)	(37)	(38)	(1,750)
Recoveries	5	12	2	2	1	-	80	55	(1)	8	164

Net charge offs	(56)	(38)	(16)	(68)	(94)	(66)	(544)	(636)	(38)	(30)	(1,586)
Other	-	-	-	2	-	-	-	6	-	-	8

Allowance for credit losses – end of period	$292	$151	$168	$87	$244	$104	$947	$881	$33	$43	$2,950

(1)	For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans.

7.  Loans Held for Sale

Loans held for sale consisted of the following:

	June 30,	December 31,
	2011	2010

	(in millions)

Commercial loans	$740	$1,356

Consumer loans:
Residential mortgages	529	954
Other consumer	74	80

Total consumer	603	1,034

Total loans held for sale	$1,343	$2,390

We originate and syndicate commercial loans in connection with our participation in a number of leveraged acquisition finance transactions. A substantial majority of these loans are originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at June 30, 2011 and December 31, 2010. The fair value of commercial loans held for sale under this program was $456 million and $1.0 billion at June 30, 2011 and December 31, 2010, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. We also have provided foreign currency denominated loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. The fair value of these commercial loans under this program was $273 million at both June 30, 2011 and December 31, 2010. See Note 11, “Fair Value Option,” for additional information.

Residential mortgage loans held for sale include sub-prime residential mortgage loans with a fair value of $229 million and $391 million at June 30, 2011 and December 31, 2010, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties.

HSBC USA Inc.

Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises.

Other consumer loans held for sale consist of student loans.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of cost or fair value. While the initial book value of loans held for sale continued to exceed fair value at June 30, 2011, we experienced a decrease in the valuation allowance during 2011 due primarily to loan sales. The valuation allowance on loans held for sale was $302 million and $435 million at June 30, 2011 and December 31, 2010, respectively.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which is included in net interest income and residential mortgage banking revenue (loss) in the consolidated statement of income, were gains of $1 million and losses of $11 million during the three and six months ended June 30, 2011, respectively compared to losses of $10 million and $16 million during the three and six months ended June 30, 2010, respectively.

8.  Intangible Assets

Intangible assets consisted of the following:

	June 30,	December 31,
	2011	2010

	(in millions)

Mortgage servicing rights	$372	$403
Other	18	21

Intangible assets	$390	$424

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

HSBC USA Inc.

Fair value of residential MSRs is calculated using the following critical assumptions:

	June 30,	December 31,
	2011	2010

Annualized constant prepayment rate (“CPR”)	13.4%	14.1%
Constant discount rate	14.6%	13.6%
Weighted average life	4.8 years	4.9 years

Residential MSRs activity is summarized in the following table:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Fair value of MSRs:
Beginning balance	$396	$444	$394	$450
Additions related to loan sales	9	10	25	26
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(27)	(119)	(22)	(114)
Realization of cash flows	(15)	(18)	(34)	(45)

Ending balance	$363	$317	$363	$317

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	June 30,	December 31,
	2011	2010

	(in millions)

Outstanding principal balances at period end	$42,700	$44,407

Custodial balances maintained and included in noninterest bearing deposits at period end	$761	$960

Servicing fees collected are included in residential mortgage banking revenue and totaled $28 million and $56 million during the three and six months ended June 30, 2011, respectively. Servicing fees totaled $30 million and $62 million during the three and six months ended June 30, 2010, respectively.

Commercial Mortgage Servicing Rights Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $9 million at both June 30, 2011 and December 31, 2010.

Other Intangible Assets Other intangible assets, which result from business combinations, are comprised of favorable lease arrangements of $13 million and $16 million at June 30, 2011 and December 31, 2010, respectively, and customer lists in the amount of $5 million and $5 million at June 30, 2011 and December 31, 2010, respectively.

9.  Goodwill

Goodwill was $2.6 billion at June 30, 2011 and December 31, 2010, which reflects accumulated impairment losses of $54 million.

10.  Derivative Financial Instruments

In the normal course of business, we enter into derivative contracts for trading, market making and risk management purposes. For financial reporting purposes, a derivative instrument is designated in one of the following categories:

HSBC USA Inc.

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

For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net losses of $11 million and $1 million during the three and six months ended June 30, 2011, respectively compared to net gains of $17 million and $22 million during the three and six months ended June 30, 2010, respectively, which are reported in other income in the consolidated statement of income which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying value of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which increased the carrying value of our debt by $5 million and $28 million during the six months ended June 30, 2011 and 2010, respectively. We amortized $2 million and $5 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and six months ended June 30, 2011, respectively. We amortized $2 million and $4 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and six months ended June 30, 2010, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying value of our debt of $64 million and $73 million as of June 30, 2011 and December 31, 2010, respectively. Basis adjustments for active fair value hedges of available-for-sale securities increased the carrying

HSBC USA Inc.

value of the securities by $163 million and $128 million during the three and six months ended June 30, 2011 compared to an increase in the carrying value of the securities by $341 million and $364 million during the three and six months ended June 30, 2010, respectively. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying value of $128 million and an increase in carrying value of $71 million as of June 30, 2011 and December 31, 2010, respectively.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010

	(in millions)

Interest rate contracts	Other assets	$73	$140	Interest, taxes & other liabilities	$168	$164

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of income.

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2011	2010	2011	2010

		(in millions)

Interest rate contracts	Other income	$(369)	$(473)	$(324)	$(486)
Interest rate contracts	Interest income	(7)	20	(9)	37

Total		$(376)	$(453)	$(333)	$(449)

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income.

	Gain (Loss) on		Gain (Loss) on		Gain (Loss) on		Gain (Loss) on
	Derivative		Hedged Items		Derivative		Hedged Items
	Interest		Interest		Interest		Interest
	Income	Other	Income	Other	Income	Other	Income	Other
	(Expense)	Income	(Expense)	Income	(Expense)	Income	(Expense)	Income

Three Months Ended June 30,	2011				2010

	(in millions)

Interest rate contracts/AFS securities	$(13)	$(370)	$187	$367	$(15)	$(473)	$88	$485
Interest rate contracts/commercial loans	(6)	-	-	(1)	-	-	-	-
Interest rate contracts/subordinated debt	12	1	(20)	(8)	35	-	(22)	5

Total	$(7)	$(369)	$167	$358	$20	$(473)	$66	$490

Six Months Ended June 30,
Interest rate contracts/AFS securities	$(22)	$(318)	$319	$320	$(18)	$(513)	$132	$524
Interest rate contracts/commercial loans	(11)	1	-	(2)	(1)	1	1	(1)
Interest rate contracts/subordinated debt	24	(7)	(38)	5	56	26	(63)	(15)

Total	$(9)	$(324)	$281	$323	$37	$(486)	$70	$508

HSBC USA Inc.

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

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in accumulated other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is recognized in earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into earnings. As of June 30, 2011 and December 31, 2010, active cash flow hedge relationships extend or mature through June 2031 and December 2012, respectively. During the three and six months ended June 30, 2011, $2 million and $5 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $13 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. During the three and six months ended June 30, 2010, $2 million and $5 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). The interest accrual related to the derivative contract is recognized in interest income.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010

	(in millions)

Interest rate contracts	Other assets	$12	$-	Interest, taxes & other liabilities	$44	$18

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges and their locations on the income statement.

Gain (Loss)
Recognized in
Income on the
	Gain (Loss)			Gain (Loss)			Derivative
	Recognized		Location of Gain	Reclassified		Location of Gain	(Ineffective
	in Accumulated		(Loss) Reclassified	From Accumulated		(Loss) Recognized	Portion and
	Other Comprehensive		From Accumulated	Other Comprehensive		in Income	Amount
	Income (Loss) on		Other Comprehensive	Income (Loss)		on the Derivative	Excluded from
	on Derivative		Income (Loss)	into Income		(Ineffective Portion and	Effectiveness
	(Effective Portion)		into Income	(Effective Portion)		Amount Excluded from	Testing)
	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010

(in millions)

Three Months Ended June 30,
Interest rate contracts	$(6)	$8	Other income	$(2)	$(2)	Other income	$-	$-
Six Months Ended June 30,
Interest rate contracts	$(14)	$15	Other income	$(5)	$(5)	Other income	$(1)	$-

Trading and Other Derivatives In addition to risk management, we enter into derivative instruments for trading and market making purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk

HSBC USA Inc.

taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue or residential mortgage banking revenue (loss). Credit losses arising from counterparty risk on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income or residential mortgage banking revenue (loss) while the derivative asset or liability positions are reflected as other assets or other liabilities. As of June 30, 2011, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (expense). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010

	(in millions)

Interest rate contracts	Trading assets	$32,414	$32,047	Trading liabilities	$33,309	$32,526
Foreign exchange contracts	Trading assets	17,781	16,367	Trading liabilities	18,789	16,742
Equity contracts	Trading assets	1,040	950	Trading liabilities	1,055	986
Precious Metals contracts	Trading assets	853	1,004	Trading liabilities	1,019	2,073
Credit contracts	Trading assets	11,615	12,766	Trading liabilities	11,337	12,506
Other	Trading assets	-	4	Trading liabilities	-	23

Total		$63,703	$63,138		$65,509	$64,856

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents the fair value of derivative instruments held for other purposes and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010

	(in millions)

Interest rate contracts	Other assets	$431	$420	Interest, taxes & other liabilities	$60	$82
Foreign exchange contracts	Other assets	105	96	Interest, taxes & other liabilities	3	4
Equity contracts	Other assets	103	221	Interest, taxes & other liabilities	7	10
Credit contracts	Other assets	1	2	Interest, taxes & other liabilities	14	17

Total		$640	$739		$84	$113

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the statement of income.

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2011	2010	2011	2010

		(in millions)

Interest rate contracts	Trading revenue	$(171)	$(66)	$(115)	$(93)
Interest rate contracts	Residential mortgage banking revenue	32	117	(2)	101
Foreign exchange contracts	Trading revenue	203	37	378	(70)
Equity contracts	Trading revenue	2	(4)	3	10
Precious Metals contracts	Trading revenue	(47)	139	(78)	304
Credit contracts	Trading revenue	102	64	90	31
Other	Trading revenue	(17)	-	(4)	12

Total		$104	$287	$272	$295

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the statement of income.

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income	June 30,		June 30,
	on Derivatives	2011	2010	2011	2010

		(in millions)

Interest rate contracts	Other income	$146	$334	$135	$385
Interest rate contracts	Residential mortgage banking revenue	1	(10)	(11)	(15)
Foreign exchange contracts	Other income	6	6	(1)	6
Equity contracts	Other income	89	(267)	192	(125)
Credit contracts	Other income	(1)	5	(3)	(4)

Total		$241	$68	$312	$247

Credit-Risk Related Contingent Features We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2011, is $8.0 billion for which we have posted collateral of $7.6 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2010, is $5.1 billion for which we have posted collateral of $7.3 billion. Substantially all of the collateral posted is in the form of cash which is reflected in either interest bearing deposits with banks or other assets. See Note 18, “Guarantee Arrangements and Pledged Assets,” for further details.

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

Moody’s	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2

	(in millions)

P-1	$-	$4	$66
P-2	50	53	114

S&P	Long-Term Ratings
Short-Term Ratings	AA	AA−	A+

	(in millions)

A-1+	$-	$214	$217
A-1	77	292	294

We would be required to post $80 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

HSBC USA Inc.

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	June 30,	December 31,
	2011	2010

	(in billions)

Interest rate:
Futures and forwards	$150.6	$356.9
Swaps	2,036.1	1,773.0
Options written	74.0	62.9
Options purchased	75.2	63.9

	2,335.9	2,256.7

Foreign Exchange:
Swaps, futures and forwards	761.5	603.3
Options written	40.5	22.0
Options purchased	41.0	22.3
Spot	86.6	56.5

	929.6	704.1

Commodities, equities and precious metals:
Swaps, futures and forwards	33.8	36.1
Options written	8.9	9.1
Options purchased	17.0	16.4

	59.7	61.6

Credit derivatives	678.0	701.0

Total	$4,003.2	$3,723.4

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

Loans We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of June 30, 2011, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $457 million carried at fair value had an aggregate unpaid principal balance of $496 million. As of December 31, 2010, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $1.0 billion carried at fair value had an aggregate unpaid principal balance of $1.1 billion.

We have provided foreign currency denominated loans to a third party for which we simultaneously entered into a series of derivative transactions to hedge certain risks associated with these loans. We elected to apply fair value option to these loans which allows us to account for them in a manner which is consistent with how the instruments

HSBC USA Inc.

are managed. At June 30, 2011, these commercial foreign currency denominated loans for which we elected fair value option had a fair value of $271 million and an unpaid principal balance of $270 million. At December 31, 2010, these commercial foreign currency denominated loans for which we elected fair value option had a fair value of $273 million and an unpaid principal balance of $270 million.

These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of June 30, 2011 and December 31, 2010, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.

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

Fixed-rate debt accounted for under FVO at June 30, 2011 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Fixed-rate debt accounted for under FVO at December 31, 2010 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments We elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of June 30, 2011, interest bearing deposits in domestic offices included $9.1 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $9.0 billion. As of December 31, 2010, interest bearing deposits in domestic offices included $7.4 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $7.4 billion. Long-term debt at June 30, 2011 included structured notes of $3.2 billion accounted for under FVO which had an unpaid principal balance of $3.0 billion. Long-term debt at December 31, 2010 included structured notes of $3.7 billion accounted for under FVO which had an unpaid principal balance of $3.4 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

Components of Gain on Instruments at Fair Value and Related Derivatives Gain (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to both interest and credit risk as well as the mark-to-market adjustment on derivatives related to the financial instrument designated at fair value and net realized gains or losses on these derivatives. The components of gain (loss) on instruments designated at fair value

HSBC USA Inc.

and related derivatives related to the changes in fair value of the financial instrument accounted for under FVO are as follows:

	Three Months Ended June 30,
	2011				2010
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$(1)	$(52)	$(192)	$(245)	$2	$(178)	$191	$15
Credit risk component	(15)	36	23	44	(45)	123	23	101

Total mark-to-market on financial instruments designated at fair value	(16)	(16)	(169)	(201)	(43)	(55)	214	116
Net realized loss on the financial instrument	(2)	-	-	(2)	-	-	-	-
Mark-to-market on the related derivatives	(1)	55	174	228	(6)	240	(188)	46
Net realized gain (loss) on the related long-term debt derivatives	-	15	-	15	-	20	-	20

Gain (loss) on instruments designated at fair value and related derivatives	$(19)	$54	$5	$40	$(49)	$205	$26	$182

	Six Months Ended June 30,
	2011				2010
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$(2)	$(16)	$(311)	$(329)	$3	$(187)	$17	$(167)
Credit risk component	16	7	38	61	(51)	134	46	129

Total mark-to-market on financial instruments designated at fair value	14	(9)	(273)	(268)	(48)	(53)	63	(38)
Net realized gain on the financial instrument	2	-	-	2	-	-	-	-
Mark-to-market on the related derivatives	(1)	16	280	295	(1)	250	(24)	225
Net realized gain (loss) on the related long-term debt derivatives	-	32	-	32	-	41	-	41

Gain (loss) on instruments designated at fair value and related derivatives	$15	$39	$7	$61	$(49)	$238	$39	$228

HSBC USA Inc.

12.  Income Taxes

The following table presents our effective tax rates.

	2011		2010

	(dollars are in millions)

Three Months Ended June 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	$100	35.0%	$149	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	16	5.6	12	2.8
Adjustment of tax rate used to value deferred taxes	(8)	(2.8)	(6)	(1.4)
Valuation allowance on deferred tax assets	(8)	(2.8)	(13)	(3.1)
Tax exempt interest income	(2)	(.7)	(6)	(1.4)
Low income housing and other tax credits	(21)	(7.3)	(22)	(5.2)
Uncertain tax provision	127	44.6	(2)	(0.5)
Non-taxable income	(1)	(.2)	(4)	(0.9)
Other	1	.2	17	4.0

Effective tax rate	$204	71.6%	$125	29.3%

Six Months Ended June 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	$296	35.0%	$449	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	37	4.4	16	1.1
Adjustment of tax rate used to value deferred taxes	18	2.1	(7)	(.6)
Valuation allowance on deferred tax assets	(143)	(16.9)	-	-
Tax exempt interest income	(5)	(.6)	(7)	(.5)
Low income housing and other tax credits	(42)	(5.0)	(44)	(3.4)
Uncertain tax provision	127	15.0	20	1.6
Non-taxable income	(2)	(.2)	(4)	(.3)
Other	-	-	16	1.3

Effective tax rate	$286	33.8%	$439	34.2%

The effective tax rate for the three and six months ended June 30, 2011 primarily reflects an adjustment in uncertain tax positions, the utilization of low income housing tax credits, a change in state tax rates used to value deferred taxes, the impact of state taxes and, as it relates to the six month period, the release of valuation allowance previously established on foreign tax credits. The effective tax rate for the three and six months ended June 30, 2010 reflects the utilization of low income housing tax credits, the impact of a planned liquidation of a foreign subsidiary and an adjustment of uncertain tax positions.

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

HSBC USA Inc.

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

During the first quarter of 2011, the HNAH Group identified an additional tax planning strategy that provides support for the realization of the deferred tax assets recorded for its foreign tax credits and certain state related deferred tax assets. The use of foreign tax credits is limited by the HNAH Group’s U.S. tax liability and the availability of foreign source income. The tax planning strategy, which includes the purchase of foreign bonds and REMIC residual interests, continued to be implemented in the second quarter of 2011. These purchases are expected to generate sufficient foreign source taxable income to allow for the utilization of the foreign tax credits before the credits expire and recognition of certain state deferred tax assets.

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

HSBC USA Inc.

HSBC USA Inc. Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, net of both deferred tax liabilities and valuation allowances, totaled $1.1 billion and $1.2 billion as of June 30, 2011 and December 31, 2010, respectively.

During the second quarter of 2011, we reached a pending resolution of an issue with the Internal Revenue Service (“IRS”) Appeals Office covering the tax periods 2004 and 2005. We anticipate finalizing the resolution of this matter within the next twelve months. There is no resulting impact to our uncertain tax reserves.

The IRS began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion in 2011. The IRS is expected to begin their examination of 2008 and 2009 before the end of 2011. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision. As a result of a recent state court decision related to a state tax uncertainty, we no longer believe that we can uphold the more likely than not conclusion taken on one of these uncertain tax positions. Therefore, tax reserves of approximately $127 million and related accrued interest expense of $69 million were recorded in the second quarter of 2011 to recognize the estimated tax exposure on this matter.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income and to recognize penalties, if any, related to unrecognized tax positions as a component of other operating expenses in the consolidated statement of income. We had accruals for the payment of interest associated with uncertain tax positions of $124 million and $40 million at June 30, 2011 and December 31, 2010.

We remain subject to state income tax examinations for years 2000 and forward. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $240 million and $113 million at June 30, 2011 and December 31, 2010.

13.  Pensions and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the “HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC USA Inc.:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Service cost – benefits earned during the period	$4	$5	$8	$10
Interest cost on projected benefit obligation	19	16	37	33
Expected return on assets	(21)	(16)	(41)	(31)
Recognized losses	8	9	18	18
Amortization of prior service cost	(1)	(1)	(2)	(2)

Net periodic pension cost	$9	$13	$20	$28

Pension expense declined in 2011 primarily due to higher returns on plan assets due to higher asset levels including additional contributions to the plan as well as lower service cost as a result of a decrease in the number of active participants in the Plan, as well as the impact of the decision to cease future benefit accruals for legacy participants under the final average pay formula components of the Plan effective January 1, 2011.

HSBC USA Inc.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Interest cost	$1	$1	$2	$2
Amortization of transition obligation	-	1	1	1

Net periodic postretirement benefit cost	$1	$2	$3	$3

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

	June 30,	December 31,
	2011	2010

	(in millions)

Assets:
Cash and due from banks	$291	$137
Interest bearing deposits with banks	2,432	1,287
Federal funds sold and securities purchased under resale agreements	519	534
Trading assets(1)	16,627	16,575
Loans	1,399	1,060
Other	1,705	655

Total assets	$22,973	$20,248

Liabilities:
Deposits	$12,494	$10,337
Trading liabilities(1)	19,944	19,211
Short-term borrowings	3,841	3,326
Long-term debt	3,986	984
Other	1,432	569

Total liabilities	$41,697	$34,427

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Income/(Expense):
Interest income	$17	$30	$30	$66
Interest expense	(21)	(11)	(34)	(21)

Net interest income	$(4)	$19	$(4)	$45

HSBC affiliate income:
Fees and commissions:
HSBC Finance	$17	$2	$36	$4
HSBC Markets (USA) Inc. (“HMUS”)	9	7	11	10
Other HSBC affiliates	20	24	39	42
Fees on transfers of refund anticipation loans to HSBC Finance	-	-	-	4
Other HSBC affiliates income	10	3	16	9

Total affiliate income	$56	$36	$102	$69

Support services from HSBC affiliates:
HSBC Finance	$162	$165	$316	$389
HMUS	62	60	121	143
HSBC Technology & Services (USA) Inc. (“HTSU”)	240	191	446	363
Other HSBC affiliates	53	32	95	63

Total support services from HSBC affiliates	$517	$448	$978	$958

Stock based compensation expense with HSBC	$15	$11	$24	$22

Transactions Conducted with HSBC Finance Corporation In connection with its acquisition of HSBC Finance, HSBC announced its expectation that funding costs for the HSBC Finance business would be lower as a result of the funding diversity of HSBC. As a result, we work with our affiliates under the oversight of HSBC North America to maximize opportunities and efficiencies in HSBC’s operations in the U.S., including funding efficiencies. The purchases of the private label portfolio as well as the GM and UP Portfolios from HSBC Finance as discussed in more detail below are indicative of such efficiencies contemplated.

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

The following table summarizes the private label card, private label commercial and closed end loans, credit card (including the GM and UP credit card portfolios) and real estate secured loans serviced for us by HSBC Finance as well as the daily loans purchased during the three and six months ended June 30, 2011 and 2010:

	Private Label
		Commercial and	Credit Cards
		Closed	General	Union		Residential
	Cards	End Loans(1)	Motors	Privilege	Other	Mortgage	Total

	(in billions)

Loans serviced by HSBC Finance:
June 30, 2011	$11.5	$.4	$4.0	$3.7	$1.9	$1.4	$22.9
December 31, 2010	13.1	.4	4.5	4.1	2.0	1.5	25.6
Total loans purchased on a daily basis from HSBC Finance during:
Three months ended June 30, 2011	3.6	-	3.3	.8	1.1	-	8.8
Three months ended June 30, 2010	3.4	-	3.5	.8	1.0	-	8.7
Six months ended June 30, 2011	6.8	-	6.4	1.5	2.0	-	16.7
Six months ended June 30, 2010	6.4	-	6.6	1.5	2.0	-	16.5

(1)	Private label commercial are included in other commercial loans and private label closed end loans are included in other consumer loans in Note 5, “Loans.”

Fees paid for servicing these loan portfolios totaled $158 million and $308 million during the three and six months ended June 30, 2011, respectively compared to $159 million and $323 million during the three and six months ended June 30, 2010, respectively.

The GM and UP credit card receivables as well as the private label credit card receivables that are purchased from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusting for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price. If significant information becomes available that would alter the projected future cash flows, an analysis would be performed to determine if fair value rates needed to be updated prior to the normal semi-annual cycles.

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three and six months ended June 30, 2011 we paid $1 million and $3 million, respectively, for services we received from HSBC Finance and received $2 million and $4 million, respectively, for services we provided to HSBC Finance.

•	In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of HSBC Bank USA. These employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing these services. During the three and six months ended June 30, 2011, we received servicing revenue from HSBC Finance of $15 million and $32 million, respectively.

HSBC USA Inc.

•	Excluding the servicing fees paid for the loan portfolios discussed above, support services from HSBC affiliates also includes charges by HSBC Finance under various service level agreements for other operational and administrative support and, in 2010, the servicing of certain tax refund anticipation loans as more fully discussed below. Fees paid for these services totaled $4 million and $8 million during the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2010, fees paid for these services totaled $6 million and $66 million, respectively.

•	Prior to 2011, our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), historically have been the originating lenders on behalf of HSBC Finance for a federal income tax refund anticipation loan program for clients of a single third party tax preparer which was managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD historically processed applications, funded and subsequently transferred a portion of these loans to HSBC Finance. Prior to 2010, all loans were transferred to HSBC Finance. In 2010, we kept a portion of these loans on our balance sheet and earned a fee. The loans kept were transferred to HSBC Finance at par only upon reaching a defined delinquency status. We paid HSBC Finance a fee to service the loans we retained on our balance sheet and to assume the credit risk associated with these receivables. HSBC Bank USA and HTCD originated approximately $9.4 billion of loans during the six months ended June 30, 2010, of which $3.1 billion was transferred to HSBC Finance. During the six months ended June 30, 2010, we received fees of $4 million for the loans we originated and sold to HSBC Finance. Fees earned on the loans retained on balance sheet and fees paid to HSBC Finance for servicing and assuming the credit risk for these loans totaled $65 million and $58 million, respectively, during the six months ended June 30, 2010.

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

•	Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at June 30, 2011 and December 31, 2010.

•	We extended a secured $1.5 billion uncommitted 364 day credit facility to certain subsidiaries of HSBC Finance in December 2009. This facility was renewed for an additional 364 days in December 2010. There were no balances outstanding at June 30, 2011 and December 31, 2010.

•	We extended a $1.0 billion committed unsecured 364 day credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2009. This facility was renewed for an additional 364 days in December 2010. There were no balances outstanding at June 30, 2011 and December 31, 2010.

•	We serviced a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.5 billion at December 31, 2009. During 2010, we transferred servicing of this portfolio back to HSBC Finance and, as a result, no longer service any loans for HSBC Finance. The servicing fee income for servicing this portfolio was $.3 million and $.6 million during the three and six months ended June 30, 2010, respectively, which is included in residential mortgage banking revenue in the consolidated statement of income.

•	In the third quarter of 2009, we purchased $106 million of Low Income Housing Tax Credit Investment Funds from HSBC Finance.

Transactions Conducted with HMUS

•	We utilize HSBC Securities (USA) Inc. (“HSI”), a wholly-owned subsidiary of HMUS, for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of

HSBC USA Inc.

capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

•	We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.3 billion at June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, $978 million and $867 million, respectively, was outstanding on these loans and lines. Interest income on these loans and lines totaled $2 million and $4 million during the three and six months ended June 30, 2011, respectively compared to $5 million and $10 million during the three and six months ended June 30, 2010, respectively.

Other Transactions with HSBC Affiliates

•	In April 2011, we completed the sale of our European Banknotes Business with assets of $123 million to HSBC Bank plc.

•	In April 2011, we issued senior notes in the amount of $3.0 billion to HNAH. The notes mature in three equal installments of $1.0 billion in April 2013, 2015 and 2016. The notes bear interest at 90 day USD Libor plus a spread, with each maturity at a different spread.

•	In January 2011, we agreed to acquire Halbis Capital Management (USA) Inc (Halbis), an asset management business, from an affiliate, Halbis Capital Management (UK) Ltd. as part of a reorganization which resulted in an increase to additional paid-in-capital of approximately $21 million.

•	In June 2010, we sold certain securities with a book value of $302 million to HSBC Bank plc and recognized a pre-tax loss of $40 million.

•	HNAH extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 28, 2014 with interest due quarterly beginning in November 2009. The note bears interest at 90 day USD Libor plus 180 basis points. Interest expense on this note totaled $13 million and $17 million during the three and six months ended June 30, 2011, respectively compared to $4 million and $8 million during the three and six months ended June 30, 2010, respectively.

•	We have a committed unused line of credit with HSBC Bank plc of $2.5 billion at June 30, 2011 and December 31, 2010.

•	We have an uncommitted unused line of credit with HSBC North America Inc. (“HNAI”) of $150 million at June 30, 2011 and December 31, 2010.

•	We have extended loans and lines of credit to various other HSBC affiliates totaling $460 million at June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010 there were no amounts outstanding on these loans and lines of credit. Interest income on these lines totaled $2 million and $5 million during the three and six months ended June 30, 2010, respectively.

•	Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. No such commercial paper was held at June 30, 2011. At December 31, 2010, we held $75 million of commercial paper issued by an HSBC affiliate sponsored ABCP conduit.

•	We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $872.0 billion and $774.1 billion at June 30, 2011 and December 31, 2010, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $16.6 billion at June 30, 2011 and December 31, 2010. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

HSBC USA Inc.

•	In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (“LSS”) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HSBC Bank USA by transferring the volatility to the affiliate. The recorded fair value of derivative assets related to these derivative transactions was not significant at June 30, 2011 and was approximately $25 million at December 31, 2010.

•	Technology and some centralized operational services including human resources, finance, treasury, corporate affairs, compliance, legal, tax and other shared services in North America are centralized within HTSU.

•	Technology related assets and software purchased are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of income.

•	Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 13, “Pension and Other Postretirement Benefits.”

•	Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $15 million and $24 million during the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2010, our share of the expense of these plans was $11 million and $22 million, respectively.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $7 million and $13 million during the three and six months ended June 30, 2011, respectively, are included as a component of Support services from HSBC affiliates in the consolidated statement of income and the table above. Prior to 2011, billing for these services was processed by HTSU.

•	We did not pay any dividends to our immediate parent, HNAI, on our common stock during the six months ended June 30, 2011 and 2010.

HSBC USA Inc.

15.  Regulatory Capital

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	June 30, 2011			December 31, 2010

	Capital	Well-Capitalized	Actual	Capital	Well-Capitalized	Actual
	Amount	Minimum Ratio(1)	Ratio	Amount	Minimum Ratio(1)	Ratio

			(dollars are in millions)

Total capital ratio:
HSBC USA Inc.	$22,735	10.00%	18.58%	$22,070	10.00%	18.14%
HSBC Bank USA	22,961	10.00	18.96	22,177	10.00	18.41
Tier 1 capital ratio:
HSBC USA Inc.	15,240	6.00	12.45	14,355	6.00	11.80
HSBC Bank USA	15,949	6.00	13.17	14,970	6.00	12.43
Tier 1 leverage ratio:
HSBC USA Inc.	15,240	3.00 (2)	7.74	14,355	3.00 (2)	7.87
HSBC Bank USA	15,949	5.00	8.26	14,970	5.00	8.28
Risk weighted assets:
HSBC USA Inc.	122,378			121,645
HSBC Bank USA	121,115			120,473

(1)	HSBC USA Inc and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

We did not receive any cash capital contributions from our immediate parent, HNAI, during the first six months of 2011.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. These assets were subsequently sold to Santander Consumer USA in August 2010. Capital ratios and amounts at June 30, 2011 and December 31, 2010 in the table above reflect this reporting. At June 30, 2011, the remaining purchased receivables subject to this requirement totaled $2.5 billion of which $532 million are considered to be low-quality assets.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At December 31, 2010, deferred tax assets of $360 million, were excluded in the computation of regulatory capital. At June 30, 2011 no amounts were excluded in the computation of regulatory capital.

HSBC USA Inc.

16.  Business Segments

As discussed in our 2010 Form 10-K, we initiated a process in late 2010 to re-evaluate the financial information used to manage our business including the scope and content of the financial data being reported to our management. During the first quarter of 2011, we completed our evaluation and decided we would no longer manage and evaluate the performance of the receivables purchased from HSBC Finance as a separate operating segment. Rather, we would manage and evaluate the performance of these assets as a component of our Retail Banking and Wealth Management (formerly Personal Financial Services) operating segment, consistent with HSBC’s globally defined business segments. As a result, beginning in the first quarter of 2011, our management reporting was changed to reflect this decision and we now report our financial results under four reportable segments which are generally based upon customer groupings and the products and services offered: Retail Banking and Wealth Management (formerly Personal Financial Services), Commercial Banking, Global Banking and Markets and Private Banking. Segment financial information has been restated for all periods presented to reflect this new segmentation.

HSBC previously announced that with effect from March 1, 2011, Retail Banking and Wealth Management would be managed as a single global business. This business is the historical Personal Financial Services with Asset Management moving from Global Banking and Markets to this new single business. Therefore, to coincide with the change in our management reporting effective beginning in the second quarter of 2011, we changed the name of our Personal Financial Services segment to Retail Banking and Wealth Management and have included the results of Asset Management, which provides investment solutions to institutions, financial intermediaries and individual investors, in this segment for all periods presented. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2010 Form 10-K. Our segment results are reported on a continuing operations basis.

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

HSBC USA Inc.

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

	IFRS Consolidated Amounts

						Adjustments/			IFRS	U.S. GAAP
			Global Banking			Reconciling		IFRS	Reclassi-	Consolidated
	RBWM	CMB	and Markets	PB	Other	Items	Total	Adjustments(4)	fications(5)	Totals

						(In millions)
Three Months Ended June 30, 2011
Net interest income(1)	$639	$172	$130	$44	$(3)	$(7)	$975	$(85)	$41	$931
Other operating income	140	106	272	34	19	7	578	(2)	128	704

Total operating income	779	278	402	78	16	-	1,553	(87)	169	1,635
Loan impairment charges(3)	246	42	(10)	(1)	-	-	277	(5)	13	285

	533	236	412	79	16	-	1,276	(82)	156	1,350
Operating expenses(2)	396	200	239	65	20	-	920	(11)	156	1,065

Profit before income tax expense	$137	$36	$173	$14	$(4)	$-	$356	$(71)	$-	$285

Balances at end of period:
Total assets	$49,619	$19,954	$187,050	$6,282	$92	$-	$262,997	$(63,037)	$(182)	$199,778
Total loans, net	37,217	15,137	23,025	4,343	-	-	79,722	(3,189)	(7,910)	68,623
Goodwill	876	368	480	326	-	-	2,050	576	-	2,626
Total deposits	48,017	24,039	42,416	12,154	-	-	126,626	(3,477)	7,542	130,691
Three Months Ended June 30, 2010
Net interest income(1)	$722	$176	$144	$45	$(1)	$(5)	$1,081	$(13)	$66	$1,134
Other operating income	60	95	272	34	220	5	686	(114)	141	713

Total operating income	782	271	416	79	219	-	1,767	(127)	207	1,847
Loan impairment charges(3)	384	47	(72)	-	(2)	-	357	78	21	456

	398	224	488	79	221	-	1,410	(205)	186	1,391
Operating expenses(2)	350	171	167	62	15	-	765	14	186	965

Profit before income tax expense	$48	$53	$321	$17	$206	$-	$645	$(219)	$-	$426

Balances at end of period:
Total assets	$47,123	$15,752	$181,663	$5,051	$18	$-	$249,607	$(63,968)	$(201)	$185,438
Total loans, net	40,420	14,091	33,934	4,233	-	-	92,678	(1,909)	(20,058)	70,711
Goodwill	876	368	480	326	-	-	2,050	576	-	2,626
Total deposits	48,038	23,120	35,193	11,324	-	-	117,675	(3,073)	6,901	121,503
Six Months Ended June 30, 2011
Net interest income(1)	$1,295	$347	$262	$90	$(67)	$(15)	$1,912	$(24)	$87	$1,975
Other operating income	179	211	689	70	(17)	15	1,147	39	242	1,428

Total operating income	1,474	558	951	160	(84)	-	3,059	15	329	3,403
Loan impairment charges(3)	397	12	(27)	(10)	-	-	372	(6)	25	391

	1,077	546	978	170	(84)	-	2,687	21	304	3,012
Operating expenses(2)	870	376	465	129	37	-	1,877	(16)	304	2,165

Profit before income tax expense	$207	$170	$513	$41	$(121)	$-	$810	$37	$-	$847

Six Months Ended June 30, 2010
Net interest income(1)	$1,486	$364	$286	$91	$(10)	$(13)	$2,204	$46	$84	$2,334
Other operating income	136	249	674	69	232	13	1,373	(87)	350	1,636

Total operating income	1,622	613	960	160	222	-	3,577	(41)	434	3,970
Loan impairment charges(3)	591	48	(148)	(11)	-	-	480	178	9	667

	1,031	565	1,108	171	222	-	3,097	(219)	425	3,303
Operating expenses(2)	659	321	358	117	30	-	1,485	109	425	2,019

Profit before income tax expense	$372	$244	$750	$54	$192	$-	$1,612	$(328)	$-	$1,284

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Treasury and more appropriately reflect the profitability of segments.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	Segment provisions are based on each segments’ net charge offs and the change in allowance for credit losses.

(4)	Represents adjustments associated with differences between IFRSs and U.S. GAAP basis of accounting.

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

HSBC USA Inc.

Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Basis of Reporting.” A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net Interest Income

Effective interest rate – The calculation of effective interest rates under IFRS 39, “Financial Instruments: Recognition and Measurement (“IAS 39”), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or recovered between parties to the contract that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating income for IFRSs.

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

For loans transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the measurement criteria. Accordingly, for IFRSs purposes such

HSBC USA Inc.

loans continue to be accounted for in accordance with held for sale investment guidance (IFRS 5), with any gain or loss recorded at the time of sale.

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

Securities – Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in accumulated other comprehensive income (loss) provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will not have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than temporary impairment and the entire decline in value is recognized in earnings. Also under IFRSs, recoveries in other-than-temporary impairment related to improvement in the underlying credit characteristics of the investment are recognized immediately in earnings while under U.S. GAAP, they are amortized to income over the remaining life of the security. There are also other less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

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

HSBC USA Inc.

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

17.  Variable Interest Entities

On January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board in June 2009 which amends the accounting for the consolidation of variable interest entities (“VIEs”). The new guidance changed the approach for determining the primary beneficiary of a VIE from a quantitative approach focusing on

HSBC USA Inc.

risk and reward to a qualitative approach focusing on (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE. While the adoption of the new guidance resulted in the consolidation of one commercial paper conduit managed by HSBC Bank USA effective January 1, 2010, in March 2011, this commercial paper conduit was again deconsolidated as discussed more fully below.

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

HSBC USA Inc.

Consolidated or Previously Consolidated VIEs The following table summarizes the assets and liabilities of our consolidated VIEs as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

		(in millions)

Asset-backed commercial paper conduit:
Interest bearing deposits with banks	$-	$-	$676	$-
Held-to-maturity securities	-	-	881	-
Loans, net	-	-	1,220	-
Other assets	-	-	3	-
Short-term borrowings	-	-	-	3,022
Other liabilities	-	-	-	3

Subtotal	-	-	2,780	3,025

Securitization vehicles:
Loans, net	11,213	-	12,963	-
Other assets	184	-	(1,055)	-
Long-term debt	-	-	-	150
Deposits	-	23	-	20
Other liabilities	-	1,268	-	261

Subtotal	11,397	1,291	11,908	431

Low income housing limited liability partnership:
Interest bearing deposits with banks	100	-	83	-
Other assets	518	-	509	-
Long term debt	-	55	-	55
Other liabilities	-	146	-	109

Subtotal	618	201	592	164

Total	$12,015	$1,492	$15,280	$3,620

Asset-backed commercial paper conduit We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits (“ABCP conduits”) sponsored by HSBC affiliates and third parties. These conduits support the financing needs of customers by facilitating the customers’ access to commercial paper markets.

One of our commercial paper conduits, otherwise known as Bryant Park, was sponsored, organized and managed to facilitate clients in securing asset-backed financing collateralized by diverse pools of loan and lease receivables or investment securities. Bryant Park funds the purchase of the eligible assets by issuing short-term commercial paper notes to third party investors. One of our affiliates provides a program wide letter of credit enhancement (“PWE”) to support the creditworthiness of the commercial paper issued up to a certain amount. We also entered into various liquidity asset purchase agreements (“LAPAs”), to provide liquidity support for the commercial paper notes issued to fund the asset purchases. Under the new VIE consolidation guidance effective in 2010, we began to consolidate Bryant Park in our financial statements on January 1, 2010 as we were considered to be the primary beneficiary because we had the power to direct the activities of the conduit that most significantly impact its economic performance including a) determining which eligible assets to acquire; b) risk managing the portfolio held; and c) managing the refinancing of commercial paper.

The liquidity facilities provided to Bryant Park in the form of LAPAs can be drawn upon by the conduit in the event it cannot issue commercial paper notes or does not have sufficient funds available to pay maturing commercial paper. Under the LAPAs, the provider is obligated, subject to certain conditions, to purchase eligible assets previously funded for an amount not to exceed the face value of the commercial paper in order to provide the

HSBC USA Inc.

conduit with funds to repay the maturing notes. As such, exposure to the market risk and the credit risk of the underlying assets held by Bryant Park exists only to the extent the liquidity facility is drawn.

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

Certain assets of the consolidated VIEs serve as collateral for the obligations of the VIE. These assets include loans of $233 million at December 31, 2010. There were no such assets at June 30, 2011. Debt securities issued by these VIEs are reported as secured financings in long-term debt. The holders of the debt securities issued by these vehicles have no recourse to our general credit. The securitization vehicles also held obligations to repay intercompany loans totaling $7.1 billion and $8.8 billion at June 30, 2011 and December 31, 2010, respectively, related to the transfer of receivables to the securitization vehicles which are eliminated in consolidation and therefore are not presented in the table above.

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

Unconsolidated VIEs We also have variable interests with other VIEs that were not consolidated at June 30, 2011 and December 31, 2010 because we were not the primary beneficiary. The following table provides additional

HSBC USA Inc.

information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of June 30, 2011 and December 31, 2010:

	Variable Interests	Variable Interests	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss

		(in millions)

As of June 30, 2011
Asset-backed commercial paper conduits	$-	$-	$13,678	$911
Structured note vehicles	1,331	80	6,780	1,481

Total	$1,331	$80	$20,458	$2,392

As of December 31, 2010
Asset-backed commercial paper conduits	$-	$-	$13,516	$1,856
Structured note vehicles	537	87	6,734	900

Total	$537	$87	$20,250	$2,756

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

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities, other than Bryant Park as discussed above. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $911 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

Structured note vehicles Our involvement in structured note vehicles includes entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a

HSBC USA Inc.

market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of June 30, 2011, we recorded approximately $86 million of trading assets and $103 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2010, we recorded approximately $126 million of trading assets and $147 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of June 30, 2011 and December 31, 2010. Following the table is a description of the various arrangements.

	June 30, 2011		December 31, 2010
	Carrying	Notional/Maximum	Carrying	Notional/Maximum
	Value	Exposure to Loss	Value	Exposure to Loss

	(in millions)

Credit derivatives(1)(4)	$47	$343,937	$(831)	$354,780
Financial standby letters of credit, net of participations(2)(3)	-	4,403	-	4,264
Performance (non-financial) guarantees(3)	-	2,896	-	2,895
Liquidity asset purchase agreements(3)	-	911	-	1,856

Total	$47	$352,147	$(831)	$363,795

HSBC USA Inc.

(1)	Includes $47.0 billion and $49.4 billion issued for the benefit of HSBC affiliates at June 30, 2011 and December 31, 2010, respectively.

(2)	Includes $550 million and $486 million issued for the benefit of HSBC affiliates at June 30, 2011 and December 31, 2010, respectively.

(3)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

(4)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

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

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

	(in millions)

Sell-protection credit derivative positions	$47	$343,937	$(831)	$354,780
Buy-protection credit derivative positions	724	334,112	1,631	346,246

Net position(1)	$771	$9,825	$800	$8,534

(1)	Positions are presented net in the table above to provide a complete analysis of our risk exposure and depict the way we manage our credit derivative portfolio. The offset of the sell-protection credit derivatives against the buy-protection credit derivatives may not be legally binding in the absence of master netting agreements with the same counterparty. Furthermore, the credit loss triggering events for individual sell protection credit derivatives may not be the same or occur in the same period as those of the buy protection credit derivatives thereby not providing an exact offset.

Standby letters of credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is

HSBC USA Inc.

of a financial nature, such as the repayment of a loan or debt instrument. As of June 30, 2011, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.4 billion and $2.9 billion, respectively. As of December 31, 2010, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.3 billion and $2.9 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $45 million and $47 million at June 30, 2011 and December 31, 2010, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $24 million and $26 million at June 30, 2011 and December 31, 2010, respectively.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of June 30, 2011 as an indicative proxy of payment risk:

		Credit Ratings of the Obligors or the Transactions

	Average
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

		(dollars are in millions)

Sell-protection Credit Derivatives(1)
Single name CDS	2.8	$147,737	$69,441	$217,178
Structured CDS	2.4	63,860	5,272	69,132
Index credit derivatives	3.3	43,332	465	43,797
Total return swaps	8.2	12,755	1,075	13,830

Subtotal		267,684	76,253	343,937
Standby Letters of Credit(2)	1.2	6,608	691	7,299

Total		$274,292	$76,944	$351,236

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

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

HSBC USA Inc.

Written Put Options, Non Credit-Risk Related and Indemnity Arrangements:

Liquidity asset purchase agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of June 30, 2011 and December 31, 2010, we have issued $911 million and $1.9 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits. The decline since December 31, 2010 reflects the assignment of a significant majority of these facilities to HSBC Bank plc during the first quarter of 2011. See Note 17, “Variable Interest Entities,” for further information.

Structured products We structure and sell products that provide for the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount due at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These structured products are accounted for on a fair value basis. The notional amounts of these structured products were not material as of June 30, 2011 and December 31, 2010. We have not made any payments under the terms of these structured products and we consider the probability of such payments to be remote.

Visa covered litigation We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is later. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In 2009 and 2010, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited collectively an additional $2.0 billion into the escrow account. As a result, we re-evaluated our contingent liability recorded relating to this litigation and reduced our liability by $24 million during 2009 and 2010. In March 2011, Visa again exercised its rights to sell shares of existing Class B shareholders and funded an additional $400 million into the escrow account and we reduced our liability by $5 million. At June 30, 2011, the net contingent liability recorded was $4 million. We do not expect these changes to result in a material adverse effect on our results of operations.

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

HSBC USA Inc.

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

To date, repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $21.1 billion and $23.0 billion at June 30, 2011 and December 31, 2010, respectively, including $13.2 billion and $14.3 billion, respectively, of loans sourced from our legacy broker channel.

The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage during the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Pre- 2004	$2	$5	$3	$8
2004	5	3	9	7
2005	6	5	14	11
2006	9	12	23	23
2007	30	48	70	95
2008	29	24	58	55
Post 2008	22	10	46	12

Total repurchase demands received(1)	$103	$107	$223	$211

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $75 million and $88 million for the three months ended June 30, 2011 and 2010, respectively. Includes repurchase demands on loans sourced from our legacy broker channel of $157 million and $180 million for the six months ended June 30, 2011 and 2010, respectively.

HSBC USA Inc.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

	(in millions)

GSEs	$77	$92
Others	26	23

Total(1)	$103	$115

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $77 million and $87 million at June 30, 2011 and December 31, 2010, respectively.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

•	The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three and six months ended June 30, 2011 and 2010 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

		(in millions)

Balance at beginning of period	$270	$117	$262	$66
Increase (decrease) in liability recorded through earnings	(4)	117	40	190
Realized losses	(29)	(29)	(65)	(51)

Balance at end of period	$237	$205	$237	$205

Our reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $237 million at June 30, 2011 represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change.

HSBC USA Inc.

Pledged Assets Pledged assets included in the consolidated balance sheet are summarized in the following table.

	June 30,	December 31,
	2011	2010

	(in millions)

Interest bearing deposits with banks	$2,659	$1,463
Trading assets(1)	218	319
Securities available-for-sale(2)	16,937	19,765
Securities held to maturity	501	1,004
Loans(3)	2,483	2,691
Other assets(4)	4,927	5,598

Total	$27,725	$30,840

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

(2)	Securities available-for-sale are primarily pledged against public fund deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

(3)	Loans are primarily residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank. At December 31, 2010, loans also include private label and credit card receivables pledged against long-term secured borrowings and the loans of a consolidated commercial paper conduit that collateralize the conduit’s outstanding commercial paper.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

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

In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters.

Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.

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

HSBC USA Inc.

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

Madoff Litigation In December 2008, Bernard L. Madoff (“Madoff”) was arrested for running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC (“Madoff Securities”), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, funds investors and the Madoff Securities trustee, as described below) have commenced Madoff-related proceedings against numerous defendants in a multitude of jurisdictions. Various HSBC companies have been named as defendants in suits in the United States, Ireland, Luxembourg and other jurisdictions. The suits (which include U.S. class actions) allege that the HSBC defendants knew or should have known of Madoff’s fraud and breached various duties to the funds and fund investors.

One of the funds for which HSBC companies provided custodial and administration services was Thema International Fund PLC (the “Thema Fund”), a limited liability company incorporated and authorized in Ireland as a UCITS fund under European Communities (Undertaking for Collective Investments in Transferable Securities) Regulations 1985. On June 7, 2011, HSBC Securities Services (Ireland) Limited, HSBC International Trust Services (Ireland) Limited, HSBC Holdings plc and, subject to the granting of leave to effect a proposed pleading amendment, HSBC Bank USA entered into an agreement, without any admission of wrongdoing or liability, to settle the action pending in the United States District Court for the Southern District of New York relating to the Thema Fund, captioned In re Herald, Primeo and Thema Funds Securities Litigation, (S.D.N.Y. Nos. 09-CV-0289 (RMB); 09-CV-2558 (RMB)), without any liability to HSBC Bank USA. The Thema

HSBC USA Inc.

Fund settlement is subject to various conditions to its effectiveness and the HSBC defendants may terminate the settlement in certain circumstances.

In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in U.S. bankruptcy court and in the English High Court. The U.S. action, captioned Picard v. HSBC et al (Bankr, S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, seeks $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other codefendants. It seeks damages against the HSBC defendants for allegedly aiding and abetting Madoff’s fraud and breach of fiduciary duty. In July 2011, after withdrawing the case from the bankruptcy court in order to decide certain threshold issues, the district court dismissed the trustee’s various common law claims on the grounds that the trustee lacks standing to assert them. The trustee may appeal this ruling. The district court returned the case to the U.S. bankruptcy court for further proceedings on the remaining claims. Those claims seek, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. The HSBC defendants acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients. The trustee’s U.S. bankruptcy law claims also seek recovery of fees earned by the HSBC defendants for providing custodial, administration and similar services to the funds. The trustee’s English action seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff’s fraud.

Between October 2009 and March 2011, Fairfield Sentry Limited and Fairfield Sigma Limited (“Fairfield”), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands and the U.S. against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC’s private banking business and other clients who invested in the Fairfield funds. The Fairfield actions, including an action captioned Fairfield Sentry Ltd. v. Zurich Capital Markets et al. (Bankr. S.D.N.Y. No. 10-03634), in which HSBC Bank USA is a defendant, seek restitution of amounts paid to the defendants in connection with share redemptions, on the ground that such payments were made by mistake, based on inflated values resulting from Madoff’s fraud. Some of these actions also seek recovery of the share redemptions under British Virgin Islands insolvency law.

HSBC Bank USA is also the defendant in an action filed in July 2011, captioned Wailea Partners, LP v HSBC Bank USA, N.A. (N.D. Ca. No. 11-CV-3544), arising from derivatives transactions between Wailea Partners, LP and HSBC Bank USA that were linked to the performance of a fund that placed its assets with Madoff Securities pursuant to a specified investment strategy. The plaintiff alleges, among other things, that HSBC Bank USA knew or should have known that the fund’s assets would not be invested as contemplated. Plaintiff also alleges that HSBC Bank USA marketed, sold and entered into the derivatives transactions on the basis of materially misleading statements and omissions in violation of California law. The plaintiff seeks rescission of the transactions and return of the approximately $16 million paid to HSBC Bank USA in connection with the transactions, together with interest, fees, expenses and disbursements.

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

PEM Group Litigation. HSBC Bank USA, N.A. is a defendant in an action captioned Hua Nan Commercial Bank, et al. v. HSBC Bank USA, N.A. et al.  (Index No. CV 10-8773-PSG) filed in the U.S District Court, Central District of California by six Taiwanese banks seeking damages allegedly suffered as a result of the plaintiff banks’ participation in investments offered by Private Equity Management Group, Inc. and Private Equity Management Group, LLC (the “PEM Group”). The plaintiff banks’ allegations against HSBC Bank USA include fraud, negligent misrepresentation, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, and conspiracy to commit

HSBC USA Inc.

fraud and breach of fiduciary duty. In December 2010, HSBC Bank USA filed a motion to dismiss the action based on a forum selection clause in the related offering memoranda requiring claims to be brought in the British Virgin Islands, an arbitration clause in one offering memorandum, and insufficient specificity in the complaint. In May 2011, the motion to dismiss was denied in part with respect to the forum selection and arbitration clauses, and granted in part with respect to insufficiency of pleading. The plaintiffs filed an amended complaint in June 2011. We filed an appeal of the court’s ruling with respect to the arbitration clause and in July 2011, filed an answer with counterclaims to the amended complaint.

In May 2010, Robert Mosier, the court-appointed receiver for PEM Group and its affiliates, filed an action in the U.S. District Court, Central District of California captioned Mosier as Receiver v. HSBC Bank USA, N.A. (Index No. CV 10-3669-PSG) alleging that HSBC Bank USA assisted the PEM Group management team in connection with the breach of their duties to the PEM Group and conversion of PEM Group funds for inappropriate uses, and knowingly participated in the misapplication of funds. In December 2010, the court granted our motion to dismiss. The receiver appealed the dismissal and briefs will be submitted to the 9th Circuit Court of Appeals in September and October 2011.

At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of these actions and will defend the claims vigorously.

Knox Family Trust Litigation. HSBC Bank USA, N.A. is defendant in seven separate proceedings collectively described as Matter of Knox (N.Y. Surrogate’s Court, Erie County, File Nos. DO-0659, DO-0663, DO-0664, DO-0665, DO-0666, 1996-2486/B, and 1996-2486/D), concerning seven trusts for which HSBC Bank USA served as trustee that were established by Seymour Knox II and his descendants for various members of the Knox family. In these proceedings, the beneficiaries of the various trusts objected to HSBC Bank USA’s final accountings and claimed that HSBC Bank USA mismanaged certain assets and investments. In November 2010, the court awarded the plaintiffs in the seven proceedings damages totaling approximately $25,850,000 plus interest and attorneys’ fees to be determined. These awards were not reduced immediately to appealable final judgments. In May 2011, the court entered final judgments totaling approximately $25 million in two of the seven proceedings. HSBC Bank USA appealed the judgments and secured the judgments in order to suspend execution of the judgments while the appeal is ongoing by depositing cash in the amount of the judgments in an interest-bearing escrow account. In May 2011, HSBC Bank USA agreed to settle three of the other proceedings for an immaterial amount. In July 2011, HSBC Bank USA agreed in principle to settle one additional proceeding for an immaterial amount. A final judgment has not yet been entered on the remaining proceeding. When a final judgment is entered, we will file an appeal.

Governmental and Regulatory Matters

Foreclosure Practices As previously reported, HSBC Bank USA entered into a consent cease and desist order with the Office of the Comptroller of the Currency (“OCC”) (the “OCC Servicing Consent Order”), and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America, entered into a similar consent order with the Federal Reserve Board (the “Federal Reserve”) (together with the OCC Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The effective date of the Servicing Consent Orders was April 13, 2011. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with the Federal Reserve and the OCC to define and address the requirements of the Servicing Consent Orders as described in our Form 10-Q for the quarter ended March 31, 2011.

The Servicing Consent Orders require us to review foreclosures from January 2009 to December 2010 to determine if any customer was financially injured as a result of an error in the foreclosure process. An independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a customer is found to have been financially injured. The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or HSBC North America by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice and State Attorneys General, which could include the imposition of fines and actions to recover civil money penalties and other financial penalties relating to the activities that were the subject of the Servicing Consent Orders. We may also see an increase in private litigation concerning our practices.

HSBC USA Inc.

The Federal Reserve has indicated in a press release that it believes monetary sanctions are appropriate for the enforcement actions and that it plans to announce monetary penalties. While we believe it is possible that civil money penalties will be imposed on HSBC Bank USA, we are unable at this time to estimate reliably the amounts, or range of possible amounts, of any such penalties.

As has been reported in the media, we understand that the five largest U.S. mortgage servicers are engaged in discussions with bank regulators, the U.S. Department of Justice and State Attorneys General regarding a broader settlement with respect to foreclosure and other mortgage servicing practices. Media reports suggest that the settlement will involve a substantial dollar payment. Following the conclusion of these discussions and the announcement of any such settlement with the five largest servicers, we expect that the next nine largest mortgage servicers, including HSBC Bank USA and HSBC Finance, will be approached regarding a settlement although the timing and proposed terms of such settlement discussions are not presently known.

Other Compliance Matters As previously disclosed, HSBC Bank USA has also entered into a consent cease and desist order with the OCC and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve in the first week of October 2010 (together, the “AML/BSA Consent Orders”). These actions require improvements for an effective compliance risk management program across our U.S. businesses, including Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders and to ensure that compliance and effective policies and procedures are maintained.

We are the subject of ongoing investigations, including Grand Jury subpoenas and other requests for information, by U.S. Government agencies, including the U.S. Attorney’s Office, the U.S. Department of Justice and the New York County District Attorney’s Office. These investigations pertain to, among other matters, our bank note business and dollar clearing services and their compliance with BSA and AML controls, as well as our compliance with Office of Foreign Assets Control (“OFAC”) requirements, and adherence by certain customers to U.S. tax reporting requirements. In April 2011, HSBC Bank USA received a “John Doe” summons from the Internal Revenue Service directing us to produce records identifying U.S. taxpayers with bank accounts at the India offices of our affiliate, The Hongkong and Shanghai Banking Corporation. In all cases, we are cooperating fully and engaging in efforts to resolve these matters.

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

Securitization Activity In addition to the repurchase risk described in Note 18, “Guarantee Arrangements and Pledged Assets,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSBC Securities (USA) Inc. (“HSI”). In this regard, beginning in 2005 we began acquiring residential mortgage loans, substantially all of which were originated by non-HSBC entities, that were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $9 billion and $10 billion at June 30, 2011 and December 31, 2010, respectively. Based on the specifics of these transactions, the obligation to repurchase loans in the event of a breach of loan level representations and warranties resides predominantly with the organization that originated the loan.

HSBC USA Inc.

While certain of these originators are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations, we do not believe we have significant exposure for repurchases on these loans.

Participants in the U.S. mortgage securitization market that purchased and repackaged whole loans have been the subject of lawsuits and governmental and regulatory investigations and inquiries, which have been directed at groups within the U.S. mortgage market, such as servicers, originators, underwriters, trustees or sponsors of securitizations, and at particular participants within these groups. As the foreclosure crisis continues, HSBC Bank USA has taken title to an increasing number of foreclosed homes as trustee on behalf of various securitization trusts. As record owner of these properties, HSBC Bank USA has been sued by municipalities and tenants alleging various violations of law, including laws regarding property upkeep and tenants rights. While we believe the obligations at issue and any related liabilities are properly those of the servicer of each trust, we continue to receive significant and adverse publicity in connection with these and similar matters, including foreclosures that are serviced by others in the name of “HSBC, as trustee.” In addition, our affiliate, HSI, is currently named as defendant in a limited number of actions in its role as underwriter in residential mortgage-backed securities (“RMBS”) offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans.

We have received three subpoenas from the SEC seeking production of documents and information relating to our involvement, and the involvement of our affiliates, in specified private-label RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee or custodian as well as our involvement as a servicer. The first subpoena was received in December 2010, the second was received in February 2011 and the third was received in April 2011. In February 2011, we also received a subpoena from the U.S. Department of Justice (U.S. Attorneys Office, Southern District of New York) seeking production of documents and information relating to loss mitigation efforts with respect to HUD-insured mortgages on residential properties located in the State of New York.

We expect this level of focus will continue and, potentially, intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group. We are unable to reasonably estimate the financial effect of any action or litigation relating to these matters. As situations develop, it is possible that any related claims could be significant.

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

The following table summarizes the carrying value and estimated fair value of our financial instruments at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

		(in millions)

Financial assets:
Short-term financial assets	$33,029	$33,029	$10,665	$10,665
Federal funds sold and securities purchased under resale agreements	4,293	4,293	8,236	8,236
Non-derivative trading assets	28,249	28,249	26,390	26,390
Derivatives	6,911	6,911	6,891	6,891
Securities	46,845	47,075	48,713	48,923
Commercial loans, net of allowance for credit losses	29,649	30,016	29,735	30,154
Commercial loans designated under fair value option and held for sale	740	740	1,356	1,356
Consumer loans, net of allowance for credit losses	38,974	34,011	41,164	36,238
Consumer loans held for sale:
Residential mortgages	529	534	954	957
Other consumer	74	74	80	80
Financial liabilities:
Short-term financial liabilities	$18,638	$18,638	$18,031	$18,031
Deposits:
Without fixed maturities	106,531	106,531	95,457	95,457
Fixed maturities	15,102	15,129	17,808	17,845
Deposits designated under fair value option	9,058	9,058	7,386	7,386
Non-derivative trading liabilities	7,683	7,683	5,538	5,538
Derivatives	5,575	5,575	5,285	5,285
Long-term debt	14,314	14,516	11,862	12,026
Long-term debt designated under fair value option	4,917	4,917	5,368	5,368

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the prevailing economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2011 and December 31, 2010 reflect these market conditions.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of June 30, 2011
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$621	$200	$-	$821	$-	$821
Collateralized debt obligations	-	-	770	770	-	770
Asset-backed securities:
Residential mortgages	-	308	-	308	-	308
Home equity	-	2	-	2	-	2
Student loans	-	3	-	3	-	3
Corporate and other domestic debt securities	-	7,690	1,615	9,305	-	9,305
Debt Securities issued by foreign entities:
Corporate	-	341	271	612	-	612
Government	-	430	-	430	-	430
Equity securities	-	28	16	44	-	44
Precious metals trading	-	15,954	-	15,954	-	15,954
Derivatives(2):
Interest rate contracts	137	32,789	4	32,930	-	32,930
Foreign exchange contracts	16	17,673	197	17,886	-	17,886
Equity contracts	1	876	266	1,143	-	1,143
Precious metals contracts	17	805	31	853	-	853
Credit contracts	-	9,935	1,681	11,616	-	11,616
Derivatives netting	-	-	-	-	(57,517)	(57,517)

Total derivatives	171	62,078	2,179	64,428	(57,517)	6,911
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	24,471	11,472	-	35,943	-	35,943
Obligations of U.S. states and political subdivisions	-	584	-	584	-	584
Asset-backed securities:
Residential mortgages	-	10	-	10	-	10
Commercial mortgages	-	502	-	502	-	502
Home equity	-	322	-	322	-	322
Student loans	-	25	-	25	-	25
Other	-	100	-	100	-	100
Corporate and other domestic debt securities	-	605	-	605	-	605
Debt Securities issued by foreign entities:
Corporate	-	856	-	856	-	856
Government-backed	43	5,534	-	5,577	-	5,577
Equity securities	-	143	-	143	-	143
Loans(3)	-	717	11	728	-	728
Intangible(4)	-	-	363	363	-	363

Total assets	$25,306	$107,904	$5,225	$138,435	$(57,517)	$80,918

Liabilities:
Deposits in domestic offices(5)	$-	$4,339	$4,719	$9,058	$-	$9,058
Trading liabilities, excluding derivatives	357	7,326	-	7,683	-	7,683
Derivatives(2):
Interest rate contracts	123	33,458	-	33,581	-	33,581
Foreign exchange contracts	6	18,590	196	18,792	-	18,792
Equity contracts	-	768	294	1,062	-	1,062
Precious metals contracts	15	972	32	1,019	-	1,019
Credit contracts	-	10,739	612	11,351	-	11,351
Derivatives netting	-	-	-	-	(60,231)	(60,231)

Total derivatives	144	64,527	1,134	65,805	(60,231)	5,574
Long-term debt(6)	-	4,232	685	4,917	-	4,917

Total liabilities	$501	$80,424	$6,538	$87,463	$(60,231)	$27,232

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,874	$694	$-	$2,568	$-	$2,568
Collateralized debt obligations	-	-	793	793	-	793
Asset-backed securities:
Residential mortgages	-	344	-	344	-	344
Home equity	-	6	-	6	-	6
Student loans	-	5	-	5	-	5
Corporate and other domestic debt securities	-	4,257	833	5,090	-	5,090
Debt Securities issued by foreign entities:
Corporate	-	133	243	376	-	376
Government	-	430	-	430	-	430
Equity securities	-	36	17	53	-	53
Precious metals trading	-	16,725	-	16,725	-	16,725
Derivatives(2):
Interest rate contracts	214	32,393	-	32,607	-	32,607
Foreign exchange contracts	23	16,233	207	16,463	-	16,463
Equity contracts	-	997	174	1,171	-	1,171
Precious metals contracts	-	982	22	1,004	-	1,004
Credit contracts	-	10,682	2,086	12,768	-	12,768
Other	-	-	4	4	-	4
Derivatives netting	-	-	-	-	(57,126)	(57,126)

Total derivatives	237	61,287	2,493	64,017	(57,126)	6,891
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,632	14,850	-	40,482	-	40,482
Obligations of U.S. states and political subdivisions	-	579	-	579	-	579
Asset-backed securities:
Residential mortgages	-	11	-	11	-	11
Commercial mortgages	-	552	-	552	-	552
Home equity	-	352	-	352	-	352
Student loans	-	27	-	27	-	27
Other	-	104	-	104	-	104
Corporate and other domestic debt securities	-	683	-	683	-	683
Debt Securities issued by foreign entities:
Government-backed	41	2,564	-	2,605	-	2,605
Equity securities	-	128	-	128	-	128
Loans(3)	-	1,277	11	1,288	-	1,288
Intangible(4)	-	-	394	394	-	394

Total assets	$27,784	$105,044	$4,784	$137,612	$(57,126)	$80,486

Liabilities:
Deposits in domestic offices(5)	$-	$3,774	$3,612	$7,386	$-	$7,386
Trading liabilities, excluding derivatives	173	5,365	-	5,538	-	5,538
Derivatives(2):
Interest rate contracts	90	32,701	-	32,791	-	32,791
Foreign exchange contracts	15	16,520	211	16,746	-	16,746
Equity contracts	-	833	163	996	-	996
Precious metals contracts	101	1,951	21	2,073	-	2,073
Credit contracts	-	11,639	884	12,523	-	12,523
Other	8	10	5	23	-	23
Derivatives netting	-	-	-	-	(59,867)	(59,867)

Total derivatives	214	63,654	1,284	65,152	(59,867)	5,285
Long-term debt(6)	-	5,067	301	5,368	-	5,368

Total liabilities	$387	$77,860	$5,197	$83,444	$(59,867)	$23,577

HSBC USA Inc.

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes trading derivative assets of $6.2 billion and $6.0 billion and trading derivative liabilities of $5.3 billion and $5.0 billion as of June 30, 2011 and December 31, 2010, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 7, “Loans Held for Sale,” for further information.

(4)	Represents residential mortgage servicing rights. See Note 8, “Intangible Assets,” for further information on residential mortgage servicing rights.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

Significant Transfers into/out of Levels 1 and 2 There were no significant transfers between levels 1 and 2 for the three and six months ended June 30, 2011 and 2010.

Information on Level 3 assets and liabilities The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and six months ended June 30, 2011 and 2010. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	Apr. 1,	Revenue	Other	Comprehensive				Into	Out of	Jun. 30,	Unrealized
	2011	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2011	Gains (Losses)

	(in millions)

Assets:

Trading assets, excluding derivatives:

Collateralized debt obligations	$800	$17	$-	$-	$93	$-	$(140)	$-	$-	$770	$13

Corporate and other domestic debt securities	866	(16)	-	-	771	-	(6)	-	-	1,615	(16)

Corporate debt securities issued by foreign entities	269	1	-	-	-	-	1	-	-	271	1

Equity securities	16	1	-	-	-	-	(1)	-	-	16	1

Derivatives(2):

Interest rate contracts	4	-	(1)	-	-	-	1	-	-	4	(1)

Foreign exchange contracts	(3)	4	-	-	-	-	-	-	-	1	4

Equity contracts	(45)	72	-	-	-	-	(86)	35	(5)	(29)	(12)

Credit contracts	1,077	108	-	-	-	-	(116)	-	-	1,069	6

Loans(3)	12	-	-	-	-	-	(1)	-	-	11	-

Other assets, excluding derivatives(4)	396	-	(42)	-	-	-	9	-	-	363	(42)

Total assets	$3,392	$187	$(43)	$-	$864	$-	$(339)	$35	$(5)	$4,091	$(46)

Liabilities:

Deposits in domestic offices	$(4,078)	$(81)	$-	$-	$-	$(724)	$151	$(17)	$30	$(4,719)	$(30)

Long-term debt	(196)	(3)	-	-	-	(524)	28	(3)	13	(685)	(1)

Total liabilities	$(4,274)	$(84)	$-	$-	$-	$(1,248)	$179	$(20)	$43	$(5,404)	$(31)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	Apr. 1,	Revenue	Other	Comprehensive				Into	Out of	Jun. 30,	Unrealized
	2010	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:

Trading assets, excluding derivatives:

Collateralized debt obligations	$754	$(106)	$-	$-	$154	$-	$(12)	$-	$-	$790	$(101)

Asset-backed securities:

Residential mortgages	826	29	-	-	35	-	(330)	-	-	560	16

Home equity	26	27	-	-	-	-	(25)	8	(3)	33	1

Other	-	-	-	-	-	-	-	13	-	13	-

Corporate and other domestic debt securities	644	6	-	-	70	-	(3)	-	-	717	6

Corporate debt securities issued by foreign entities	223	(25)	-	-	-	-	-	-	-	198	(25)

Equity securities	19	-	-	-	-	-	-	-	-	19	-

Derivatives(2):

Foreign exchange contracts	(119)	(10)	-	-	-	(3)	129	-	-	(3)	-

Equity contracts	50	(126)	-	-	-	-	(56)	(18)	9	(141)	(147)

Credit contracts	1,344	331	-	-	-	-	(20)	-	(15)	1,640	181

Other	1	-	10	-	-	-	-	-	-	11	10

Securities available-for-sale:

Asset-backed securities:

Residential mortgages	529	-	-	(1)	-	-	(266)	12	-	274	(3)

Commercial mortgages	8	-	-	2	-	-	-	-	-	10	2

Home equity	215	-	-	11	-	-	(7)	1	-	220	9

Auto	28	-	-	-	-	-	(21)	-	-	7	-

Student loans	12	-	-	1	-	-	-	-	-	13	1

Other	-	-	-	-	-	-	-	87	-	87	-

Loans(3)	12	-	(1)	-	-	-	-	-	-	11	(1)

Other assets, excluding derivatives(4)	444	-	(108)	-	-	-	(19)	-	-	317	(108)

Total assets	$5,016	$126	$(99)	$13	$259	$(3)	$(630)	$103	$(9)	$4,776	$(159)

Liabilities:

Deposits in domestic offices	$(1,940)	$94	$-	$-	$-	$(624)	$73	$(168)	$184	$(2,381)	$(117)

Long-term debt	(604)	40	-	-	-	(12)	50	(37)	362	(201)	(12)

Total liabilities	$(2,544)	$134	$-	$-	$-	$(636)	$123	$(205)	$546	$(2,582)	$(129)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	Jan. 1,	Revenue	Other	Comprehensive				Into	Out of	Jun. 30,	Unrealized
	2011	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2011	Gains (Losses)

	(in millions)

Assets:

Trading assets, excluding derivatives:

Collateralized debt obligations	$793	$28	$-	$-	$93	$-	$(144)	$-	$-	$770	$17

Corporate and other domestic debt securities	833	(4)	-	-	792	-	(6)	-	-	1,615	(4)

Corporate debt securities issued by foreign entities	243	27	-	-	-	-	1	-	-	271	27

Equity securities	17	-	-	-	-	-	(1)	-	-	16	-

Derivatives(2):

Interest rate contracts	(1)	-	4	-	-	-	1	-	-	4	4

Foreign exchange contracts	(4)	5	-	-	-	-	-	-	-	1	5

Equity contracts	12	96	-	-	-	-	(156)	33	(14)	(29)	(52)

Credit contracts	1,202	(51)	-	-	-	-	(144)	-	62	1,069	(159)

Loans(3)	11	-	-	-	-	-	-	-	-	11	-

Other assets, excluding derivatives(4)	394	-	(56)	-	-	-	25	-	-	363	(56)

Total assets	$3,500	$101	$(52)	$-	$885	$-	$(424)	$33	$48	$4,091	$(218)

Liabilities:

Deposits in domestic offices	$(3,612)	$(98)	$-	$-	$-	$(1,277)	$249	$(25)	$44	$(4,719)	$(17)

Long-term debt	(301)	(12)	-	-	-	(599)	144	(3)	86	(685)	(2)

Total liabilities	$(3,913)	$(110)	$-	$-	$-	$(1,876)	$393	$(28)	$130	$(5,404)	$(19)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	Jan. 1,	Revenue	Other	Comprehensive				Into	Out of	Jun. 30,	Unrealized
	2010	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:

Trading assets, excluding derivatives:

Collateralized debt obligations	$831	$(38)	$-	$-	$235	$-	$(238)	$-	$-	$790	$(95)

Asset-backed securities:

Residential mortgages	817	79	-	-	54	-	(411)	21	-	560	20

Commercial mortgages	4	(4)	-	-	-	-	-	-	-	-	-

Home equity	25	(48)	-	-	215	-	(163)	7	(3)	33	4

Other	-	-	-	-	-	-	-	13	-	13	-

Corporate and other domestic debt securities	1,202	(26)	-	-	96	-	(371)	-	(184)	717	21

Corporate debt securities issued by foreign entities	196	1	-	-	-	-	1	-	-	198	1

Equity securities	21	(1)	-	-	-	-	(1)	-	-	19	(1)

Derivatives(2):

Foreign exchange contracts	(95)	(34)	-	-	-	(3)	129	-	-	(3)	-

Equity contracts	81	(44)	-	-	-	-	(112)	(75)	9	(141)	(114)

Credit contracts	1,311	150	-	-	-	-	(90)	218	51	1,640	(14)

Other	(4)	-	16	-	-	-	(1)	-	-	11	12

Securities available-for-sale:

U.S. Treasury, U.S. Government agencies and sponsored enterprises	3	-	-	-	-	-	-	-	(3)	-	-

Asset-backed securities:

Residential mortgages	515	-	-	15	-	-	(337)	85	(4)	274	4

Commercial mortgages	8	-	-	3	-	-	(1)	-	-	10	3

Home equity	175	-	-	56	-	-	(11)	-	-	220	52

Auto	43	-	-	-	-	-	(36)	-	-	7	-

Student loans	-	-	-	1	-	-	-	12	-	13	1

Other	-	-	-	-	-	-	-	87	-	87	-

Loans(3)	4	-	-	-	-	-	(1)	11	(3)	11	-

Other assets, excluding derivatives(4)	450	-	(87)	-	-	-	(46)	-	-	317	(87)

Total assets	$5,587	$35	$(71)	$75	$600	$(3)	$(1,689)	$379	$(137)	$4,776	$(193)

Liabilities:

Deposits in domestic offices	$(1,643)	$22	$-	$-	$-	$(934)	$148	$(164)	$190	$(2,381)	$67

Long-term debt	(419)	28	-	-	-	(221)	79	(37)	369	(201)	12

Total liabilities	$(2,062)	$50	$-	$-	$-	$(1,155)	$227	$(201)	$559	$(2,582)	$79

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $2.2 billion and $3.2 billion and derivative liabilities of $1.1 billion and $1.7 billion as of June 30, 2011 and 2010, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. See Note 8, “Intangible Assets,” for additional information.

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the six months ended June 30, 2011, we transferred $62 million, of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. There were no significant transfers of derivatives during the three months ended June 30, 2011. In addition, during the six months ended June 30, 2011, we transferred $86 million of long-term debt from Level 3 to Level 2. The long-term

HSBC USA Inc.

debt relates to medium term debt issuances where the embedded derivative is no longer unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.

During the three and six months ended June 30, 2010, we transferred $121 million and $225 million, respectively, of mortgage and other asset-backed securities from Level 2 to Level 3 as the availability of observable inputs declined and the discrepancy in valuation per independent pricing services increased. During the six months ended June 30, 2010, we transferred $218 million of credit derivatives from Level 2 to Level 3 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. In addition, during the three and six months ended June 30, 2010, we transferred $362 million and $369 million, respectively, of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded derivative is no longer unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. During the six months ended June 30, 2010, we transferred $184 million of corporate bonds from Level 3 to Level 2 due to the availability of observable inputs in the market including broker and independent pricing service valuations.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of June 30, 2011 and 2010. The gains (losses) during the three and six months ended June 30, 2011 and 2010 are also included.

					Total Gains	Total Gains
					(Losses)	(Losses)
					For the	For the
	Non-Recurring Fair Value Measurements				Three Months	Six Months
	as of June 30, 2011				Ended June 30,	Ended June 30,
	Level 1	Level 2	Level 3	Total	2011	2011

	(in millions)

Residential mortgage loans held for sale(1)	$-	$38	$248	$286	$(7)	$(6)
Other consumer loans held for sale(1)	-	-	74	74	-	-
Impaired loans(2)	-	-	440	440	7	8
Real estate owned(3)	-	42	-	42	1	(3)
Commercial loans held for sale	-	13	-	13	-	-
Impairment of certain previously capitalized software development costs(4)	-	-	-	-	(16)	(94)
Building held for sale	-	-	8	8	(5)	(5)

Total assets at fair value on a non-recurring basis	$-	$93	$770	$863	$(20)	$(100)

HSBC USA Inc.

					Total Gains	Total Gains
					(Losses)	(Losses)
					For the	For the
	Non-Recurring Fair Value Measurements				Three Months	Six Months
	as of June 30, 2010				Ended June 30,	Ended June 30,
	Level 1	Level 2	Level 3	Total	2010	2010

			(in millions)

Residential mortgage loans held for sale(1)	$-	$16	$501	$517	$(27)	$(32)
Other consumer loans held for sale(1)	-	-	28	28	-	-
Impaired loans(2)	-	-	377	377	19	32
Real estate owned(3)	-	82	-	82	(2)	(6)
Repossessed vehicles(3)	-	4	-	4	-	-
Commercial loans held for sale	-	23	-	23	-	-
Held to maturity asset-backed securities held by consolidated VIE(5)	-	127	128	255	2	(3)
Building held for use	-	-	15	15	-	-

Total assets at fair value on a non-recurring basis	$-	$252	$1,049	$1,301	$(8)	$(9)

(1)	As of June 30, 2011 and 2010, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents impaired commercial loans. Certain commercial loans have undergone troubled debt restructurings and are considered impaired. As a matter of practical expedient, we measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these commercial loans are classified as a Level 3 fair value measurement within the fair value hierarchy.

(3)	Real estate owned and repossessed vehicles are required to be reported on the balance sheet net of transactions costs. The real estate owned and repossessed vehicle amounts in the table above reflect the fair value unadjusted for transaction costs.

(4)	In the first quarter of 2011 it was determined that certain previously capitalized software development costs were no longer realizable as a result of the decision to cancel certain projects and, therefore, we recorded an impairment charge of $78 million representing the full amount of the developed software capitalized associated with these projects. During the second quarter of 2011, HSBC completed a comprehensive review of all platforms currently under development which resulted in additional projects being cancelled. As a result, we recorded an additional charge of $16 million relating to the impairment of certain previously capitalized software development costs relating to these projects which were determined to be no longer realizable. The impairment charges were recorded in other expenses in our consolidated statement of income and is included in the results of our segments principally in RBWM and CMB.

(5)	Represent held-to-maturity securities which were held at fair value at June 30, 2010. See Note 17, “Variable Interest Entities,” for additional information.

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

HSBC USA Inc.

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

•	Mortgage Loans Held for Sale – Certain residential mortgage loans are classified as held for sale and are recorded at the lower of cost or fair value. The fair value of these mortgage loans is determined based on the valuation information observed in alternative exit markets, such as the whole loan market, adjusted for portfolio specific factors. These factors include the location of the collateral, the loan-to-value ratio, the estimated rate and timing of default, the probability of default or foreclosure and loss severity if foreclosure does occur.

•	Leveraged Loans – We record leveraged loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources is used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows, adjusted for the probability of default and estimated recoveries where applicable, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the loan specific attributes and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

•	Commercial Loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and the borrower’s credit risk, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and our own estimate of liquidity premium.

•	Commercial impaired loans – Fair value is determined based on the pricing quotes obtained from an independent third party appraisal.

•	Consumer Loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, among other things, value estimates from an HSBC affiliate which reflect over-the-counter trading activity, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables; trading input from other market participants which includes observed primary and secondary trades; where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads; and general discussions held directly with potential investors. For revolving products, the estimated fair value excludes future draws on the available credit line as well as other items and, therefore, does not include the fair value of the entire relationship.

Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral value and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by collateral value changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform periodic validations of our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we may engage a third party valuation specialist to measure

HSBC USA Inc.

the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs specific to the performance characteristics of the various receivable portfolios.

Lending-related commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $45 million and $47 million at June 30, 2011 and December 31, 2010, respectively.

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

Securities – Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security classes:

•	U.S. Treasury, U.S. Government agency issued or guaranteed and Obligations of U.S. state and political subdivisions – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. Government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined primarily based on pricing information obtained from pricing services and is verified by internal review processes.

•	Asset-backed securities, including collateralized debt obligations – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral.

HSBC USA Inc.

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:

Trading asset-backed securities and related collateral:

		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

	(in millions)

AAA -A	Residential mortgages	$3	$-	$79	$-	$220	$-	$302
	Home equity	-	-	1	-	-	-	1
	Student loans	-	-	3	-	-	-	3
	Other	-	-	-	-	-	-	-

	Total AAA -A	3	-	83	-	220	-	306

BBB -B	Residential mortgages	-	-	3	-	-	-	3
	Home equity	-	-	-	-	-	-	-

	Total BBB -B	-	-	3	-	-	-	3

CCC-Unrated	Residential mortgages	-	-	-	-	4	-	4
	Home equity	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-

	Total CCC -Unrated	-	-	-	-	4	-	4

		$3	$-	$86	$-	$224	$-	$313

Trading collateralized debt obligations and related collateral:

Rating of Securities:	Collateral Type:	Level 3

	(in millions)

AAA -A	Commercial mortgages	$-
	Residential mortgages	-
	Other	-

	Total AAA -A	-

BBB -B	Commercial mortgages	190
	Corporate loans	355
	Other	161

	Total BBB -B	706

CCC -Unrated	Commercial mortgages	64
	Corporate loans	-
	Residential mortgages	-
	Other	-

	Total CCC -Unrated	64

		$770

HSBC USA Inc.

Available-for-sale securities backed by collateral:

		Commercial
		Mortgages		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

		(in millions)

AAA -A	Residential mortgages	$-	$-	$-	$-	$4	$-	$-	$-	$4
	Commercial mortgages	502	-	-	-	-	-	-	-	502
	Home equity	-	-	-	-	139	-	2	-	141
	Student loans	-	-	-	-	25	-	-	-	25
	Other	-	-	-	-	100	-	-	-	100

	Total AAA -A	502	-	-	-	268	-	2	-	772

BBB -B	Residential mortgages	-	-	-	-	3	-	-	-	3
	Home equity	-	-	-	-	100	-	1	-	101

	Total BBB -B	-	-	-	-	103	-	1	-	104

CCC -Unrated	Residential mortgages	-	-	-	-	4	-	-	-	4
	Home equity	-	-	-	-	79	-	-	-	79

	Total CCC -Unrated	-	-	-	-	83	-	-	-	83

		$502	$-	$-	$-	$454	$-	$3	$-	$959

•	Other domestic debt and foreign debt securities (corporate and government) – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. For mutual fund investments, we receive monthly statements from the investment manager with the estimated fair value.

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

21.  New Accounting Pronouncements

Clarifications to Accounting for Troubled Debt Restructurings by Creditors In April 2011, the FASB issued an Accounting Standards Update which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring, for purposes of the identification and disclosure of troubled debt restructurings, as well as for recording impairment. For purposes of identifying and disclosing troubled debt restructurings, the new guidance would be effective for interim and annual reporting periods beginning on or after June 15, 2011, and would be applied retrospectively to restructurings occurring on or after January 1, 2011. For purposes of measuring impairment of a receivable restructured in a troubled debt restructuring, the proposed clarifications would be effective on a prospective basis for interim and annual periods beginning on or after June 15, 2011. An entity must disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that have now been

HSBC USA Inc.

identified as troubled debt restructurings. We currently expect the impact of adopting this Accounting Standards Update will not result in significant changes to either our reported troubled debt restructures or our allowance for credit losses.

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

Repurchase Agreements In April 2011, the FASB issued a new Accounting Standards Update related to repurchase agreements. This new guidance removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the related collateral maintenance guidance from the assessment of effective control. As a result, an entity is no longer required to consider the sufficiency of the collateral exchanged but will evaluate the transferor’s contractual rights and obligations to determine whether it maintains effective control over the transferred assets. The new guidance is required to be applied prospectively for all transactions that occur on or after January 1, 2012. Adoption is not expected to have a material impact on our financial position or results of operations.

Fair Value Measurements and Disclosures In May 2011, the FASB issued an Accounting Standards Update to converge with newly issued IFRS 13, Fair Value Measurement (“IFRS 13”). This new guidance primarily clarifies existing fair value measurement requirements but also makes some other amendments to align with the newly issued IFRS 13. The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or of liabilities, that is, an entity will not be able to group financial instruments for the purposes of measuring their fair value. However, an exception exists where a reporting entity manages its financial instruments on the basis of its net exposure. This Accounting Standards Update also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. The guidance is effective prospectively from January 1, 2012. Adoption is not expected to have a material impact on our financial position or results of operations.

Presentation of Comprehensive Income In June 2011, the FASB issued a new Accounting Standards Update on the presentation of other comprehensive income. This Update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. This Accounting Standards Update also requires reclassification adjustments between net income and other comprehensive income to be shown on the face of the statements. The new guidance is effective from January 1, 2012 with full retrospective application. Early adoption is permitted.

HSBC USA Inc.

22.  Subsequent Event

On July 31, 2011, we announced that we had reached an agreement with First Niagara Bank, N.A. to sell 195 retail branches, including certain loans, deposits and related branch premises, primarily located in upstate New York, for consideration of a premium equal to 6.67 percent of the deposits to be transferred at closing. Based on May 31, 2011 balances, the consideration would represent approximately $1.0 billion. This will result in a gain upon closing of the transaction, net of allocated goodwill. Branch premises will be sold for fair value and loans and other transferred assets will be sold at their book values. The all-cash transaction is expected to close in early 2012, subject to regulatory approvals, including approval by the acquirer’s regulator. The branches held approximately $15.0 billion in deposits and $2.8 billion in loans as of May 31, 2011.

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

Current Environment While the U.S. economy continued its overall slow recovery during the first half of 2011, the pace of recovery slowed even further during the second quarter due to renewed weakness in the economy driven by higher energy costs, supply disruptions in the manufacturing sector and a significant reduction in the pace of new job creation. Serious threats to economic growth remain including high energy prices, the uncertainty of a political compromise on the Federal fiscal debt ceiling, continued pressure and uncertainty in the housing market and elevated unemployment levels. In June, the Federal Reserve lowered its forecasts for economic growth in 2011 to between 2.7 percent and 2.9 percent. Marketplace liquidity continues to remain ample, however renewed European sovereign debt fears triggered by Greece and other countries as well as increased concerns regarding government spending and the budget deficit continue to impact the financial markets including interest rates and spreads. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base. During the first half of 2011, we continued to see home prices decline in many markets as housing prices remain under pressure due to elevated foreclosure levels.

While job creation in the private sector remained positive during the first half of 2011, there continues to be uncertainty as to how pronounced the economic recovery will be. Consumer spending began to decline again in the second quarter as higher gas prices and a weak labor market made consumers reluctant to spend. In addition, consumer confidence continues to be low based on historical standards, raising questions about the continued willingness by consumers to spend in the coming months, particularly if energy prices remain high. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.2 percent in June 2011. While the unemployment rate marginally improved from a rate of 9.4 percent at December 2010, it actually increased 40 basis points during the second quarter. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 18 states are at or above the U.S. national average and unemployment rates in

HSBC USA Inc.

seven states are at or above 10.0 percent while in New York, where approximately 27 percent of our loan portfolio is concentrated, unemployment remained lower than the national average at 8.0 percent. High unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including declines in wage income, wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence as the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”) will continue to impact our results through 2011 and beyond, the degree of which is largely dependent upon the nature and extent of the economic recovery.

Due to the significant slow-down in foreclosures, and in some instances, cessation of all foreclosure processing by numerous loan servicers, for some period of time there may be some reduction in the number of properties being marketed following foreclosure. The impact of that decrease may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as servicers begin to increase foreclosure activities and market properties in large numbers which is likely to create a significant over-supply of housing inventory. This could lead to a significant increase in loss severity on REO properties which would also adversely impact our provision for credit losses.

As a result of industry-wide compliance issues, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

Growing government indebtedness, a large budget deficit and failure to increase the Federal debt ceiling have resulted in two major rating agencies placing their U.S. sovereign debt rating on negative watch. While the need to build a political consensus around an increase in current sovereign debt ceiling is the immediate concern, there is an underlying risk that lower growth, fiscal challenges and a general lack of political consensus will result in a deterioration of the U.S. credit standing over the longer term. While the potential effects of a U.S. downgrade are broad and impossible to accurately predict, they could include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets.

2011 Regulatory Developments As previously reported, HSBC Bank USA has entered into a consent cease and desist order with the Office of the Comptroller of the Currency (“OCC”) (“the OCC Servicing Consent Order”) and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America Holdings Inc. (“HSBC North America”), have entered into a similar consent order with the Federal Reserve Board (the “Federal Reserve”) (together with the OCC Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with the OCC and the Federal Reserve to define and address the requirements of the Servicing Consent Orders. As a result, we expect the associated costs of compliance will increase in future

HSBC USA Inc.

periods as we continue to address the requirements of the order. See Note 19, “Litigation and Regulatory Matters” in the accompanying consolidated financial statements for further discussion of these actions.

HSBC Bank USA remains committed to assisting customers who are experiencing financial difficulties, and we will continue to review our policies and processes to make modification and other account management alternatives for the benefit of our customers more easily accessible to those in need of assistance. Home preservation continues to be a cornerstone of our business, and foreclosure is viewed as a last resort. Foreclosure proceedings are only instituted when other reasonable alternatives have been exhausted and where the borrower is seriously delinquent. We also offer assistance, including financial, to those wishing to leave a property without having to go through the foreclosure process.

On June 29, 2011, the Federal Reserve voted to cap fees paid by retailers to banks for debit card purchases to a base rate of 21 cents per transaction, subject to certain adjustments. The cap was mandated as part of Dodd-Frank and will go into effect on October 1, 2011. We currently anticipate that as a result of the cap, our revenues will be reduced by approximately $12 million in 2011 and $46 million in 2012 compared to what they otherwise would have been without such cap.

Performance, Developments and Trends Income from continuing operations was $81 million and $561 million during the three and six months ended June 30, 2011, respectively, compared to $301 million and $845 million during the three and six months ended June 30, 2010. Income from continuing operations before income tax was $285 million and $847 million during the three and six months ended June 30, 2011, respectively, compared to $426 million and $1.3 billion during the corresponding three and six months ended June 30, 2010. The decrease in both periods was driven by lower net interest income, lower other revenues and higher operating expenses, partially offset by lower provisions for credit losses. Our results in both periods were impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option and certain other non-recurring items which distort the ability to compare the underlying performance trends of our business. The following table summarizes the collective impact of these items on our income from continuing operations before income tax for all periods presented:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Income (loss) before income tax, as reported	$285	$426	$847	$1,284
Change in value of our own fair value option debt and related derivatives	(54)	(205)	(39)	(238)
Impairment of software development costs	16	-	94	-
Gain relating to resolution of lawsuit(1)	-	-	-	(5)
Gain on sale of equity interest in Wells Fargo HSBC Trade Bank	-	-	-	(66)
Revenue associated with whole loan purchase settlement(2)	-	-	-	(89)

Income (loss) before income tax, excluding above items(3)	$247	$221	$902	$886

(1)	The proceeds of the resolution of this lawsuit were used to in 2009 to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares. The proceeds received in 2010 represent the final judgment.

(2)	Represents loans previously purchased for resale from a third party.

(3)	Represents a non-U.S. GAAP financial measure.

Excluding the collective impact of the items in the table above, our income from continuing operations before income tax for the three and six months ended June 30, 2011 increased as lower provisions for credit losses and higher other revenues were partially offset by lower net interest income and higher operating expenses. During the three and six months ended June 30, 2011, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $72 million and $546 million, respectively, in leveraged acquisition finance loans and $71 million, in subprime residential mortgage loans previously held for sale and continued reductions in monoline

HSBC USA Inc.

counterparty exposures during the six months ended June 30, 2011. Improved market conditions and reduced outstanding exposure have resulted in a stabilization of valuation adjustments recorded. A summary of the significant valuation adjustments that impacted revenue for the three and six months ended June 30, 2011 and 2010 are presented in the following table.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Gains (Losses)
Insurance monoline structured credit products(1)	$16	$17	$32	$73
Other structured credit products(1)	45	9	126	46
Mortgage whole loans held for sale, including whole loan purchase settlement (predominantly subprime)(2)	(9)	(17)	(14)	60
Other than temporary impairment on securities available-for-sale and held-to-maturity(3)	-	(13)	-	(41)
Leverage acquisition finance loans held for sale(4)	(17)	(50)	17	(51)

Total	$35	$(54)	$161	$87

(1)	Reflected in Trading revenue in the consolidated statement of income.

(2)	Reflected in Other income in the consolidated statement of income.

(3)	Reflected in Net other-than-temporary impairment losses in the consolidated statement of income.

(4)	Reflected in Gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.

The market turmoil experienced over the past few years has created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and manage credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements as of June 30, 2011.

Other revenues in both periods reflect the impact of changes in value of our own debt and related derivatives for which we elected fair value option as well as several non-recurring items as presented in the first table above. Excluding the impact of all these items, other revenue increased $142 million and $151 million during the three and six months ended June 30, 2011, respectively, due primarily to higher mortgage banking revenue, higher affiliate income, higher trading revenue, higher securities gains, and lower other-than-temporary impairment losses, partially offset by lower credit card and other fees and commissions. The increase in mortgage banking revenue in both periods reflects lower loss provisions for loan repurchase obligations associated with loans previously sold while the higher affiliate income was driven by higher fees and commissions earned from HSBC Finance driven by the transfer of certain real estate default servicing employees in July 2010. Securities gains in both periods were higher due to increased security sales for risk management purposes. The higher trading revenue and improvement in other-than-temporary impairment losses in both periods were driven by continuing improvements in market conditions. Lower credit card fees in both periods were due to lower levels of credit card and private label receivables, changes in customer behavior, lower delinquency levels and the continuing impact of certain provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) which resulted in lower over limit, late and payment processing fees. Lower other fees and commissions in both periods were driven by lower refund anticipation loan fees as we did not offer this product in 2011 as well as lower loan syndication fees. See “Results of Operations” for a more detailed discussion of other revenues.

HSBC USA Inc.

Net interest income was $1.0 billion and $2.0 billion during the three and six months ended June 30, 2011, respectively, compared to $1.1 billion and $2.3 billion during the year-ago periods. The decrease in both periods reflects the impact of lower average loan balances and rates earned on these balances. These reductions were partially offset by a lower cost of funds on our outstanding debt, including lower overall average rates on deposits. Also contributing to the decrease in both periods was increased interest expense of $85 million relating to both changes in estimated tax exposure as well as changes to the rate used to calculate interest on certain tax exposures. See “Results of Operations” for a more detailed discussion of net interest income.

Our provision for credit losses was $285 million and $391 million during the three and six months ended June 30, 2011, respectively, compared to $456 million and $667 million in the year-ago period. The decrease in both periods reflects declines in loan balances and improvements in economic and credit conditions, including lower dollars of delinquency and improvements in early stage consumer loan delinquency roll rates. These conditions have resulted in improved outlook on future loss estimates for our consumer loan portfolio as compared with the prior year periods. Our provision for credit losses for commercial loans increased in both periods. The increase was largely driven by a specific provision associated with the downgrade of an individual commercial real estate loan. Our commercial loan provision in both 2011 and 2010 also reflects managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. See “Results of Operations” for a more detailed discussion of our provision for credit losses.

Operating expenses totaled $1.1 billion and $2.2 billion during the three and six months ended June 30, 2011, respectively, an increase of 10 percent and 7 percent, respectively, compared to the year-ago periods. The increase was driven by increased compliance costs, increased salaries associated with the transfer of certain employees of HSBC Finance to our default mortgage loan servicing department in July 2010 (for which the cost is offset in other revenues) and impairment of certain previously capitalized software development costs which are no longer realizable as a result of decisions made to cancel certain projects which totaled $16 million and $94 million in the three and six months ended June 30, 2011, respectively. Excluding the impact of this impairment, operating expenses increased $84 million or 9 percent and $52 million or 3 percent in the three and six month periods ended June 30, 2011. These increases were partially offset in both periods by lower servicing fees paid to HSBC Finance due to lower levels of receivables being serviced and lower tax refund anticipation loan expenses. We continue to focus attention on cost mitigation efforts in order to ensure realization of optimal cost efficiencies. As discussed above, our cost mitigation efforts to date in 2011 have been less than the increased compliance related costs associated primarily with our AML/BSA remediation activities and, to a lesser extent, our mortgage foreclosure practices remediation activities. We expect compliance related costs will increase significantly for the remainder of 2011 as we continue to address the requirements of the regulatory consent agreements. See “Results of Operations” for a more detailed discussion of our operating expenses.

Our efficiency ratio from continuing operations was 65.14 percent during the three months ended June 30, 2011 compared to 52.20 percent during the year-ago quarter. Our efficiency ratio from continuing operations was 63.62 percent during the six months ended June 30, 2011 compared to 50.84 percent during the year-ago period. Our efficiency ratio during the three and six months ended June 30, 2011 and 2010 was impacted by the change in the fair value of our debt for which we have elected fair value option accounting. Additionally, the three and six month periods ended June 30, 2011 were impacted by software development impairment charges. Excluding these items from the periods presented, our efficiency ratio was 66.36 percent and 61.54 percent for the three and six months ended June 30, 2011, respectively, compared with 58.72 percent and 54.09 percent in the corresponding three and six month periods ended June 30, 2010. The deterioration in the efficiency ratio in both periods reflects higher operating expenses as discussed above, while total net interest income and other revenues declined.

Our effective tax rate was 71.6 percent for the three months ended June 30, 2011 compared to 29.3 percent in the prior year quarter. Our effective tax rate was 33.8 percent for the six months ended June 30, 2011 compared to 34.2 percent in the year-ago period. The increase in the effective tax rate for the three months ended June 30, 2011 was driven by an adjustment in uncertain tax positions while the prior year quarter reflects a larger release of valuation allowance on deferred tax assets. The change in the effective tax rate for the six month period ended June 30, 2011 was less pronounced as the uncertain tax position adjustment was offset by a release of valuation

HSBC USA Inc.

allowance previously established on foreign tax credits and a change in state tax rates used to value deferred tax assets. During the first quarter of 2011, HSBC North America identified an additional tax planning strategy which is expected to generate sufficient taxable foreign source income to allow us to recognize and utilize foreign tax credits currently on our balance sheet before they expire. See Note 12, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

At December 31, 2010, we consolidated a commercial paper conduit known as Bryant Park Funding LLC (“Bryant Park”) in our financial statements as we were considered to be the primary beneficiary because we had the power to direct the activities of the conduit that most significantly impact its economic performance. During the first quarter of 2011, in order to consolidate and streamline conduit administration across HSBC to reduce risk and achieve operational and capital efficiencies, we completed the assignment of a significant majority of our liquidity asset purchase agreements to HSBC Bank plc. As a result, we no longer have a controlling financial interest in Bryant Park and, beginning in March 2011, we are no longer consolidating Bryant Park. The deconsolidation of Bryant Park resulted in the removal of approximately $2.4 billion of assets from our balance sheet in March 2011 and did not have a significant financial impact on our results of operations. See Note 17, “Variable Interest Entities” for further discussion.

As discussed in our 2010 Form 10-K, we have been building several new retail banking platforms as part of an initiative to build common platforms across HSBC. Certain of these retail banking platforms were rolled out in 2010 and additional platforms continued to be under development. During the first quarter of 2011, we decided to cancel certain projects underway that were developing software for these new platforms as alternative information technology platforms are being pursued. As a result of this decision, we recorded a charge of $78 million during the first quarter of 2011 relating to the impairment of certain previously capitalized software development costs which are now no longer realizable. During the second quarter of 2011, HSBC completed a comprehensive review of all platforms currently under development which resulted in additional projects being cancelled. As a result, we recorded an additional charge of $16 million relating to the impairment of certain previously capitalized software development costs relating to these projects which were determined to be no longer realizable. Development of other banking platforms continues. At June 30, 2011, $26 million of software in the process of development on projects which have not been put into service remains capitalized.

During the first quarter of 2011, we initiated a program to purchase foreign bonds and REMIC residual interests as part of a tax planning strategy to increase foreign source income. At June 30, 2011, we held an additional $4.0 billion of available-for-sale securities which were purchased as part of this program.

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

We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities. As part of this continuing evaluation, a strategic review of HSBC’s U.S. credit card and private label businesses is underway as HSBC seeks to redistribute resources and reallocate capital to support core businesses. In addition, we have been reviewing the markets in which we operate in an effort to determine the optimal size and geographic spread of our branch network as we concentrate on areas with strong international connectivity, consistent with HSBC’s core strategy.

We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. During the first quarter of 2011, in an effort to create a more sustainable cost structure, we initiated a formal review to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Cost reduction initiatives achieved to date

HSBC USA Inc.

include workforce reductions which have resulted in a reduction in total legal entity FTE’s of almost 5 percent since December 31, 2010, as well as reductions in marketing levels which have declined by approximately 30 percent through June 30, 2011. Workforce reductions are also occurring in certain non-compliance shared services functions which we expect will result in reductions to future allocated costs for these functions. This review will continue throughout 2011 and, as a result, we may incur restructuring charges during the remainder of 2011, the amount of which will depend on the actions that are ultimately implemented.

The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. for the three and six month periods ended June 30, 2011 and 2010 and as of June 30, 2011 and December 31, 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(dollars are in millions)

Income from continuing operations	$81	$301	$561	$845

Rate of return on average :
Total assets	.16%	.64%	.58%	.91%
Total common shareholder’s equity	1.60	7.91	6.78	11.60
Net interest margin to average earning assets	2.16	2.78	2.35	2.89
Efficiency ratio	65.14	52.20	63.62	50.84
Commercial loan net charge-off ratio(1)	.77	1.07	.47	1.18
Consumer loan net charge-off ratio(1)	3.41	5.83	3.81	6.14

	June 30,	December 31,
	2011	2010

	(dollars are in millions)

Loans:
Commercial loans	$30,117	$30,274
Consumer loans	40,220	42,795

Total loans	$70,337	$73,069

Loans held for sale	$1,343	$2,390

Commercial allowance as a percent of loans(1)	1.55%	1.77%
Commercial two-months-and-over contractual delinquency	1.85	2.42
Consumer allowance as a percent of loans(1)	3.10	3.82
Consumer two-months-and-over contractual delinquency	4.62	5.04
Loan-to-deposits ratio(2)	74.11	80.56
Total shareholders’ equity to total assets	8.79	9.10
Total capital to risk weighted assets	18.58	18.14
Tier 1 capital to risk weighted assets	12.45	11.80

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of loss reserves, as a percentage of domestic deposits less certificate of deposits equal to or less than $100 thousand.

Loans Loans, excluding loans held for sale, were $70.3 billion at June 30, 2011 compared to $73.1 billion at December 31, 2010. The decrease in loans as compared to December 31, 2010 reflects the deconsolidation of the Bryant Park commercial paper conduit which contributed $1.2 billion to outstanding commercial loans at December 31, 2010. Excluding the impact to loans from the deconsolidation of Bryant Park, commercial loans increased $1.0 billion since December 31, 2010, driven by new business activity and a $340 million increase in

HSBC USA Inc.

affiliate loans, including loans to HSBC Markets and its subsidiaries. These increases were partially offset by paydowns and managed reductions in certain exposures. Also contributing to the decrease was run-off in all consumer portfolios with the exception of residential mortgages which have increased modestly since year-end. We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises. The decline in credit card and private label receivables reflects fewer active customer accounts, an increased focus by customers to reduce outstanding credit card debt and seasonal paydowns in balances since December 31, 2010. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

Credit Quality Our allowance for credit losses as a percentage of total loans decreased to 2.44 percent at June 30, 2011 as compared to 2.97 percent at December 31, 2010. The decrease in our allowance ratio reflects a lower allowance on all of our consumer loan portfolios due to improved credit quality, lower delinquency levels and continuing improvements in economic conditions. Our commercial loan allowance for credit losses ratio also fell as economic conditions continued to stabilize and related credit quality and our outlook on current inherent losses improved.

Our consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) decreased to 4.62 percent at June 30, 2011 as compared to 5.04 percent at December 31, 2010. Dollars of delinquency decreased across all consumer portfolios while outstanding loan balances also declined in all portfolios except residential mortgage loans. The decrease in the consumer delinquency ratio was primarily driven by our private label card and credit card portfolios and, to a lesser extent, our residential mortgage portfolio. See “Credit Quality” for a more detailed discussion of the decrease in our delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) for the three months ended June 30, 2011 decreased 167 basis points compared to the prior year quarter primarily due to lower credit card and private label card charge-offs driven by lower receivable levels and improved credit quality, partially offset by the impact from continued high unemployment levels. See “Credit Quality” for a more detailed discussion of the decrease in net charge-offs and the net charge-off ratio.

Funding and Capital Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 12.45 percent and 11.80 percent at June 30, 2011 and December 31, 2010, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received no cash capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”) during the first six months of 2011.

As part of the regulatory approvals with respect to the affiliate receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than a typical eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by HSBC Bank USA. At June 30, 2011, the remaining purchased receivables subject to this requirement totaled $2.5 billion, of which $532 million were considered low-quality assets. We have exceeded the minimum capital ratios required at June 30, 2011 and December 31, 2010.

As discussed in previous filings, HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While HSBC USA Inc. will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis. Prior to adoption of Basel II, we are required to successfully complete a parallel run by measuring regulatory capital under both the new regulatory capital rules and the existing general risk-based rules for a period of at least four quarters. Successful completion of the parallel run period requires the approval of U.S. regulators. We began the parallel run period in January 2010 which encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. We are uncertain as to when we will receive approval from our primary

HSBC USA Inc.

regulator. Regulatory approval may not occur until 2012. We have integrated Basel II metrics into our management reporting and decision making process.

Income Before Income Tax Expense – Significant Trends Income from continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2011	2010	2011	2010

	(in millions)

Income (loss) before income tax from prior year	$426	$(318)	$1,284	$(376)
Increase (decrease) in income before income tax attributable to:
Balance sheet management activities(1)	(34)	(207)	31	(419)
Trading revenue (loss)(2)	70	(44)	115	300
Credit card fees(3)	(44)	(93)	(108)	(217)
Loans held for sale(4)	2	52	(80)	215
Residential mortgage banking related revenue(5)	129	(139)	131	(241)
Gain (loss) on own debt designated at fair value and related derivatives(6)	(151)	647	(199)	633
Gain (loss) on instruments at fair value and related derivatives, excluding own debt(6)	9	(108)	32	(159)
Provision for credit losses(7)	171	611	276	1,574
Interest expense on certain tax exposures(8)	(83)	-	(85)	-
All other activity(9)	(210)	25	(550)	(26)

Income (loss) before income tax for current period	$285	$426	$847	$1,284

(1)	Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains or losses on sales of investments, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment see the caption “Business Segments” section in this MD&A.

(2)	For additional discussion regarding trading revenue, see the caption “Results of Operations” in this MD&A.

(3)	For additional discussion regarding credit card fees, see the caption “Results of Operations” in this MD&A.

(4)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Revenue” in this MD&A.

(5)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in this MD&A.

(6)	For additional discussion regarding fair value option and fair value measurement, see Note 11, “Fair Value Option,” in the accompanying consolidated financial statements.

(7)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in this MD&A.

(8)	For additional discussion regarding interest expense on certain tax exposures, see Note 12, “Income Taxes,” in the accompanying consolidated financial statements.

(9)	Represents other banking activities, including the impact of certain non-recurring items such as the impaired software development costs in 2011 and in 2010, the gain on the sale of Wells Fargo HSBC Trade Bank and the whole loan repurchase settlement.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Net income – U.S. GAAP basis	$82	$300	$561	$854
Adjustments, net of tax:
Reclassification of financial assets	6	31	(25)	21
Securities	(1)	59	10	93
Derivatives	2	1	4	3
Loan impairment	1	2	3	9
Property	(14)	31	(16)	32
Pension costs	(7)	4	(1)	61
Purchased loan portfolios	(6)	(1)	(21)	(27)
Servicing assets	(2)	5	(2)	6
Return of capital	-	-	-	(3)
Interest recognition	(1)	-	(1)	-
Release of tax valuation allowances	(13)	-	26	-
Uncertain tax positions	160	-	-	-
Other	(1)	12	3	23

Net profit (loss) – IFRSs basis	206	444	541	1,072
Tax benefit (expense) – IFRSs basis	(149)	(199)	(269)	(554)

Profit (loss) before tax – IFRSs basis	$355	$643	$810	$1,626

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

Securities – Under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in accumulated other comprehensive income (loss) provided we have concluded we do not intend to sell the security and it is more-likely-than-not that we will not have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of

HSBC USA Inc.

other-than-temporary impairment and the entire amount is recognized in earnings. Also under IFRSs, recoveries in other-than-temporary impairment related to improvement in the underlying credit characteristics of the investment are recognized immediately in earnings while under U.S. GAAP, they are amortized to income over the remaining life of the security. There are also less significant differences in measuring other-than-temporary impairment under IFRSs versus U.S. GAAP.

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

Uncertain tax positions – Under U.S. GAAP, developments regarding uncertain tax positions that occur after the balance sheet date but before issuance of the financial statements are considered to be an unrecognized subsequent event for which no impact is recorded in the current period. Under IFRSs, financial statements are adjusted to reflect a material event that occurs after the end of the reporting period but before the financial statements are authorized for issuance if the event provides additional evidences relating to conditions that existed at the end of the reporting period.

Other – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, discounting repurchase liabilities on sold loans, restructuring costs, depreciation expense and loans held for sale.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at June 30, 2011 and increases (decreases) since December 31, 2010, are summarized in the table below.

		Increase (Decrease) from
	June 30,	March 31, 2011		December 31, 2010
	2011	Amount	%	Amount	%

	(dollars are in millions)

Period end assets:
Short-term investments	$36,371	$(209)	(.6)%	$18,357	100+ %
Loans, net	68,623	(1,263)	(1.8)	(2,276)	(3.2)
Loans held for sale	1,343	(345)	(20.4)	(1,047)	(43.8)
Trading assets	34,436	1,456	4.4	2,034	6.3
Securities	46,845	4,048	9.5	(1,868)	(3.8)
Other assets	12,160	(496)	(3.9)	765	6.7

	$199,778	$3,191	1.6%	$15,965	8.7%

Funding sources:
Total deposits	$130,691	$(2,070)	(1.6)%	$10,040	8.3%
Trading liabilities	12,961	1,796	16.1	2,433	23.1
Short-term borrowings	13,663	(157)	(1.1)	(1,524)	(10.0)
All other liabilities	5,672	1,038	22.4	2,188	62.8
Long-term debt	19,231	2,245	13.2	2,001	11.6
Shareholders’ equity	17,560	339	2.0	827	4.9

	$199,778	$3,191	1.6%	$15,965	8.7%

HSBC USA Inc.

Short-Term Investments Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements. Balances will fluctuate between periods depending upon our liquidity position at the time. Increases since December 31, 2010 reflect increased liquidity driven by higher deposit levels.

Loans, Net Loan balances at June 30, 2011 and increases (decreases) over prior periods, are summarized in the table below:

		Increase (Decrease) from
	June 30,	March 31, 2011		December 31, 2010
	2011	Amount	%	Amount	%

	(dollars are in millions)

Commercial loans:
Construction and other real estate	$7,891	$(390)	(4.7)%	$(337)	(4.1)%
Business banking and middle market enterprises	8,242	188	2.3	297	3.7
Large corporate	10,603	(1,275)	(10.7)	(142)	(1.3)
Other commercial loans	3,381	537	18.9	25	0.7

Total commercial loans	30,117	(940)	(3.0)	(157)	(0.5)

Consumer loans:
Residential mortgages, excluding home equity mortgages	14,100	232	1.7	403	2.9
Home equity mortgages	3,607	(71)	(1.9)	(213)	(5.6)

Total residential mortgages	17,707	161	0.9	190	1.1
Private label	11,665	(349)	(2.9)	(1,631)	(12.3)
Credit Card	9,840	(174)	(1.7)	(971)	(9.0)
Other consumer	1,008	(79)	(7.3)	(163)	(13.9)

Total consumer loans	40,220	(441)	(1.1)	(2,575)	(6.0)

Total loans	70,337	(1,381)	(1.9)	(2,732)	(3.7)
Allowance for credit losses	1,714	(118)	(6.4)	(456)	(21.0)

Loans, net	$68,623	$(1,263)	(1.8)%	$(2,276)	(3.2)%

Commercial loan balances at December 31, 2010 reflect $1.2 billion of loans relating to the Bryant Park commercial paper conduit which we deconsolidated in March, 2011. Excluding the impact of Bryant Park, commercial loan balances increased $1.0 billion since December 31, 2010, driven by new business activity, as well as a $340 million increase in affiliate loans, including loans to HSBC Markets and its subsidiaries. These increases were partially offset by paydowns and managed reductions in certain exposures. Commercial loans decreased $940 million since March 31, 2011, driven by reductions in affiliate loans during the quarter.

Residential mortgage loans have increased modestly since March 31, 2011 and December 31, 2010. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a majority of our new residential loan originations through the secondary markets. The balances reflect increases to the portfolio associated with originations targeted at our Premier customer relationships.

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

	Refreshed LTVs(1)(2)		Refreshed LTVs(1)(2)
	at June 30, 2011		at December 31, 2010
	First Lien	Second Lien	First Lien	Second Lien

LTV < 80%	73.5%	63.4%	75.1%	64.1%
80% ≤ LTV < 90%	12.2	13.4	11.9	13.5
90% ≤ LTV < 100%	7.0	9.6	6.8	9.8
LTV ≥ 100%	7.3	13.6	6.2	12.6
Average LTV for portfolio	68.2%	74.1%	67.1%	73.6%

(1)	Refreshed LTVs for first liens are calculated using the loan balance as of the reporting date. Refreshed LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property’s appraised value at the time of loan origination updated by the change in the Federal Housing Finance Agency’s (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)	Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of March 31, 2011 and September 30, 2010, respectively.

Credit card and private label receivable balances decreased compared to both March 31, 2011 and December 31, 2010 due to fewer active customer accounts, an increased focus by customers to reduce outstanding credit card debt and, as it relates to the private label portfolio, the continued impact associated with the exit of certain merchant relationships. At June 30, 2011, private label receivables include $618 million associated with merchants for which we no longer finance new purchases. Decreases since December 31, 2010 also reflect seasonal paydowns in credit card and private label card balances.

Other consumer loans have decreased primarily due to the discontinuation of originations of student loans and run-off of our installment loan portfolio.

Loans Held for Sale Loans held for sale at June 30, 2011 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	June 30,	March 31, 2011		December 31, 2010
	2011	Amount	%	Amount	%

	(dollars are in millions)

Total commercial loans	$740	$(105)	(12.4)%	$(616)	(45.4)%
Consumer loans:
Residential mortgages	529	(234)	(30.7)	(425)	(44.5)
Other consumer	74	(6)	(7.5)	(6)	(7.5)

Total consumer loans	603	(240)	(28.5)	(431)	(41.7)

Total loans held for sale	$1,343	$(345)	(20.4)%	$(1,047)	(43.8)%

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $456 million, $542 million and $1.0 billion at June 30, 2011, March 31, 2011 and December 31, 2010, respectively,

HSBC USA Inc.

all of which are recorded at fair value as we have elected to designate these loans under fair value option. Commercial loan balances under this program decreased compared to both March 31, 2011 and December 31, 2010 due to loan sales. In addition beginning in 2010, we provided foreign currency denominated loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. The fair value of commercial loans held for sale under this program was $273 million, $271 million and $273 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for further information.

Residential mortgage loans held for sale include subprime residential mortgage loans of $229 million, $304 million and $391 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retained the servicing rights in relation to the mortgages upon sale. Balances declined throughout 2011 due to sales. During the second quarter and first half of 2011, we sold subprime residential mortgage loans with a book value of $75 million and $162 million, respectively.

Other consumer loans held for sale consist of student loans which we no longer originate.

Consumer loans held for sale are recorded at the lower of cost or market value. While the book value of loans held for sale continued to exceed fair value at June 30, 2011 and thus required a valuation reserve to be recorded to reduce the carrying value of the loans to fair value, we experienced a decrease in the valuation allowance during the first half of 2011 primarily due to lower balances driven by loan sales.

Trading Assets and Liabilities Trading assets and liabilities balances at June 30, 2011 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	June 30,	March 31, 2011		December 31, 2010
	2011	Amount	%	Amount	%

	(dollars are in millions)

Trading assets:
Securities(1)	$12,295	$(559)	(4.3)%	$2,630	27.2%
Precious metals	15,954	2,360	17.4	(771)	(4.6)
Derivatives(2)	6,187	(345)	(5.3)	175	2.9

	$34,436	$1,456	4.4%	$2,034	6.3%

Trading liabilities:
Securities sold, not yet purchased	$497	$148	42.4%	$285	100+ %
Payable for precious metals	7,186	1,809	33.6	1,860	34.9
Derivatives(3)	5,278	(161)	(3.0)	288	5.8

	$12,961	$1,796	16.1%	$2,433	23.1%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate bonds and debt securities. There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain.

(2)	At June 30, 2011, March 31, 2011 and December 31, 2010, the fair value of derivatives included in trading assets has been reduced by $3.5 billion, $3.2 billion and $3.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)	At June 30, 2011, March 31, 2011 and December 31, 2010, the fair value of derivatives included in trading liabilities has been reduced by $6.2 billion, $5.8 billion and $5.8 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative.

HSBC USA Inc.

Securities balances decreased since March 31, 2011, but increased since December 31, 2010. Balances have increased since December 31, 2010 due to changes in Treasury and emerging markets positions related to hedges for derivative positions in both the interest rate and emerging market trading portfolio while compared to March 31, 2011, balances declined due to these changes. Securities sold not yet purchased increased in both periods due to an increase in Treasury positions related to hedges for derivative positions in the interest rate trading portfolio.

Precious metals trading assets increased at June 30, 2011 as compared to March 31, 2011, but decreased compared to December 31, 2010. The increase since March 31, 2001 primarily reflects an increase in client balances held as well as higher gold prices, while the decrease since December 31, 2010 primarily reflects a reduction in trading inventory related to positions held at December 31, 2010. The higher payable for precious metals compared to March 31, 2011 and December 31, 2010 was primarily due to an increase in client balances, including higher gold prices.

Derivative assets and liabilities balances as compared to March 31, 2011 and December 31, 2010 were impacted by market movements as valuations of credit derivatives increased from spread widening and increased value in foreign exchange and interest rate derivatives. This was partially offset by the continued decrease in credit derivative positions as a number of transaction unwinds and commutations reduced the outstanding market value as management continues to actively reduce exposure.

Deposits Deposit balances by major depositor categories at June 30, 2011 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	June 30,	March 31, 2011		December 31, 2010
	2011	Amount	%	Amount	%

	(dollars are in millions)

Individuals, partnerships and corporations	$108,069	$(4,539)	(4.0)%	$4,081	3.9%
Domestic and foreign banks	15,556	1,538	11.0	3,644	30.6
U.S. Government, states and political subdivisions	3,580	(1,467)	(29.1)	(713)	(16.6)
Foreign governments and official institutions	3,486	2,398	100+	3,028	100+

Total deposits	$130,691	$(2,070)	(1.6)%	$10,040	8.3%

Total core deposits(1)	$94,412	$136	.1%	$3,441	3.8%

(1)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000.

Deposits continued to be our primary source of funding during the first half of 2011. Deposits at June 30, 2011 have declined compared to March 31, 2011 due to lower levels of affiliate deposits. Deposits have increased significantly however since December 31, 2010 as higher deposits from affiliates, increases in foreign placed deposits and growth in branch-based deposit products driven primarily by our Premier and branch expansion strategies was partially offset by our efforts to manage down low margin wholesale deposits in order to maximize profitability. Our relative liquidity strength has also allowed us to lower rates in conjunction with our competition on several low margin deposit products. Core domestic deposits, which are a substantial source of our core liquidity, increased during the first half of 2011 driven by continuing growth in our Premier balances and increases in institutional transaction account balances.

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

HSBC USA Inc.

Short-Term Borrowings Balances at June 30, 2011 decreased as compared to December 31, 2010 as a result of the deconsolidation of the Bryant Park commercial paper conduit during the first quarter of 2011 which held $3.0 billion of commercial paper at December 31, 2010, partially offset by increased levels of securities sold under agreements to repurchase. The decrease since March 31, 2011 was attributable to decreased levels of securities sold under agreements to repurchase.

Long-Term Debt Long-term debt at June 30, 2011 increased as compared to both March 31, 2011 and December 31, 2010, primarily due to the issuance of $3.0 billion of long-term debt to HSBC North America Holdings Inc. in April 2011 in anticipation of upcoming long-term debt maturities in the second half of 2011, partially offset by the impact of long-term debt retirements and continued focus on deposit gathering activities.

Incremental issuances from the $40.0 billion HSBC Bank USA Global Bank Note Program totaled $89 million and $324 million during the three and six months ended June 30, 2011, respectively compared to $77 million and $253 million during the year-ago periods. Total debt outstanding under this program was $4.9 billion at June 30, 2011 and December 31, 2010.

Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $605 million and $1.1 billion during the three and six months ended June 30, 2011, respectively compared to $454 million and $957 million during the year-ago periods. Total long-term debt outstanding under this shelf was $6.0 billion and $6.5 billion at June 30, 2011 and December 31, 2010.

Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at June 30, 2011 and December 31, 2010. At June 30, 2011, we had the ability to access further borrowings of up to $4.9 billion based on the amount pledged as collateral with the FHLB.

We have entered into transactions with VIEs organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of certain of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and the debt of these VIEs. Debt obligations of VIEs totaling $55 million were included in long-term debt at June 30, 2011. Debt obligations of VIEs totaling $3.0 billion and $205 million were included in short-term borrowings and long-term debt, respectively, at December 31, 2010. The decrease in short-term borrowings since December 31, 2010 reflects the deconsolidation in the first quarter of 2011 of Bryant Park. See Note 17, “Variable Interest Entities,” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for residential mortgage loans. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	June 30, 2011	March 31, 2011

Number of REO properties at end of period	436	607
Number of properties added to REO inventory in the period	122	265
Average loss on sale of REO properties(1)	2.9%	9.1%
Average total loss on foreclosed properties(2)	41.7%	45.9%
Average time to sell REO properties (in days)	220	213

(1)	Property acquired through foreclosure is initially recognized at its fair value less estimated costs to sell (“Initial REO Carrying Value”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Value divided by the Initial REO Carrying Value. These losses are incurred after we take title to the property. At June 30, 2011, the fair value of our residential mortgage REO totaled $42 million.

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus any other ancillary amounts owed (e.g., real estate tax advances) which were incurred prior to our taking title to the property.

HSBC USA Inc.

As previously reported, beginning in late 2010, we suspended all new foreclosure proceedings and in early 2011 suspended foreclosures where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosure and re-filed affidavits where necessary. During the first and second quarters of 2011, we added 265 properties and 112 properties, respectively, to REO inventory which reflects loans for which we had either accepted the deed to the property in lieu of payment or for which we received a foreclosure judgment prior to the suspension of foreclosures. We expect the number of REO properties added to inventory on a quarterly basis to remain low through the remainder of 2011 as the impact of our earlier decision to suspend foreclosure proceedings continues to become reflected in our reported numbers.

The number of REO properties at June 30, 2011 decreased as compared to March 31, 2011 driven by the temporary suspension of foreclosures as previously discussed above as well as continuing strong sales of REO properties during the current quarter. As discussed above, we expect REO properties to continue to decrease in the near term as a result of our earlier decision to suspend foreclosures. Although we have resumed foreclosures on a limited basis in certain geographies, it will be a number of months before we resume all foreclosure activities in all states as we need to ensure we are satisfied that applicable enhanced processes have been implemented. Local governments and states may also require additional processes in the future which could slow the foreclosure process once fully resumed, again leading to a slowdown in growth of REO properties.

Results of Operations

Net Interest Income Net interest income is the total interest income on earning assets less the total interest expense on deposits, borrowed funds and estimated tax exposures. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented in this MD&A under the caption “Consolidated Average Balances and Interest Rates.”

The significant components of net interest margin are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Yield on total earning assets	2.99%	3.56%	3.12%	3.69%
Rate paid on interest bearing liabilities	1.04	.94	.95	.95

Interest rate spread	1.95	2.62	2.17	2.74
Benefit from net non-interest earning or paying funds	.21	.16	.18	.15

Net interest margin to earning assets(1)	2.16%	2.78%	2.35%	2.89%

(1)	Selected financial ratios are defined in the Glossary of Terms in our 2010 Form 10-K.

HSBC USA Inc.

Significant trends affecting the comparability of net interest income and interest rate spread for the three and six months ended June 30, 2011 are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
		Interest Rate		Interest Rate
	Amount	Spread	Amount	Spread

	(dollars are in millions)

Net interest income/interest rate spread from prior year	$1,139	2.62%	$2,344	2.74%
Increase (decrease) in net interest income associated with:
Trading related activities	23		39
Balance sheet management activities(1)	(7)		(15)
Private label card portfolio	(35)		(76)
Credit card portfolio	(80)		(202)
Commercial loans	-		(18)
Deposits	32		73
Residential mortgage banking	3		7
Interest on estimated tax exposures	(83)		(85)
Other activity	(54)		(81)

Net interest income/interest rate spread for current year	$938	1.95%	$1,986	2.17%

(1)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading related activities Net interest income for trading related activities increased during the three and six months ended June 30, 2011 primarily due to higher balances on interest earning trading securities, which was partially offset by lower rates earned on these assets.

Balance sheet management activities Lower net interest income from balance sheet management activities during the three and six months ended June 30, 2011 reflects the sale of certain collateralized mortgage obligations which were sold for risk management purposes.

Private label card portfolio Net interest income on private label credit card receivables was lower during the three and six months ended June 30, 2011 as a result of higher premiums paid on acquisition, lower average balances outstanding and lower receivable levels at penalty pricing, partially offset by lower funding costs.

Credit card portfolio Net interest income on credit card receivables decreased during the three and six months ended June 30, 2011 primarily reflecting lower average balances outstanding, lower loan levels at penalty pricing and higher premiums paid on acquisition, partially offset by lower funding costs.

Commercial loans Net interest income on commercial loans was flat during the three months ended June 30, 2011, but decreased during the six month period primarily due to lower average rates and loan balances, partially offset by lower funding costs.

Deposits Higher net interest income during the three and six months ended June 30, 2011 reflects improved spreads in the Retail Banking and Wealth Management and Commercial Banking business segments as deposit pricing has been adjusted to reflect the on-going low interest rate environment. Both segments continue to be impacted however, relative to historical trends, by the current rate environment and the growth in higher yielding deposit products such as on-line savings and Premier investor accounts.

Residential mortgage banking Higher net interest income during the three and six months ended June 30, 2011 resulted from lower funding costs, partially offset by lower average residential loan rates and balances outstanding.

HSBC USA Inc.

Interest on estimated tax exposures Lower net interest income during the three and six months ended June 30, 2011 resulted from higher interest expense associated with tax reserves on estimated exposures.

Other activity Net interest income on other activity was lower during the three and six months ended June 30, 2011, largely driven by lower net interest income from the sale of auto finance receivables during 2010.

Provision for Credit Losses The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Commercial:
Construction and other real estate	$50	$43	$7	16.4%
Business banking and middle market enterprises	(7)	2	(9)	(100+ )
Large corporate	(1)	(40)	39	97.5
Other commercial	3	4	(1)	(10.1)

Total commercial	45	9	36	100+

Consumer:
Residential mortgages, excluding home equity mortgages	27	10	17	100+
Home equity mortgages	13	6	7	100+
Private label card receivables	108	198	(90)	(45.5)
Credit card receivables	88	215	(127)	(59.1)
Auto finance	-	10	(10)	(100.0)
Other consumer	4	8	(4)	(50.0)

Total consumer	240	447	(207)	(46.3)

Total provision for credit losses	$285	$456	$(171)	(37.3)%

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Commercial:
Construction and other real estate	$22	$45	$(23)	(51.1)%
Business banking and middle market enterprises	(9)	5	(14)	(100+ )
Large corporate	(6)	(117)	111	94.9
Other commercial	(3)	3	(6)	(100+ )

Total commercial	4	(64)	68	100+

Consumer:
Residential mortgages, excluding home equity mortgages	48	(9)	57	100+
Home equity mortgages	23	(15)	38	100+
Private label card receivables	159	307	(148)	(48.2)
Credit card receivables	149	405	(256)	(63.2)
Auto finance	-	35	(35)	(100.0)
Other consumer	8	8	-	-

Total consumer	387	731	(344)	(47.1)

Total provision for credit losses	$391	$667	$(276)	(41.2)%

During the three and six months ended June 30, 2011, we decreased our credit loss reserves as the provision for credit losses was lower than net charge-offs by $118 million and $457 million, respectively. During the three and six months ended June 30, 2010, we decreased our credit loss reserves as the provision for credit losses was lower than

HSBC USA Inc.

net charge-offs by $278 million and $919 million, respectively. The provision as a percentage of average receivables was .40 percent and .55 percent for the three and six months ended June 30, 2011 compared to .61 percent and .87 percent for the three and six months ended June 30, 2010.

We experienced a higher commercial loan loss provision in the three and six month periods ended June 30, 2011 as compared to the corresponding prior year periods. The increase was largely driven by a specific provision associated with the downgrade of an individual commercial real estate loan. This was partially offset by reserve reductions on troubled debt restructures in commercial real estate and middle market enterprises, as well as lower nonperforming loans and criticized asset levels, reductions in higher risk rated loan balances and stabilization in credit downgrades, including managed reductions in certain exposures and improvements in the financial circumstances of certain customer relationships. Excluding the specific provision discussed above, our commercial loan provision remained higher in both periods as the favorable impact from the other factors described above was greater in the prior year periods. Given the nature of the factors driving the change in commercial loan provision during the three and six months ended June 30, 2011, provision levels recognized in the current quarter and year-to-date period of 2011 should not be considered indicative of provision levels in the future.

The provision for credit losses on residential mortgages including home equity mortgages increased $24 million and $95 million during the three and six months ended June 30, 2011 as compared to the year-ago periods. While residential mortgage loan credit quality continues to improve as delinquency and charge-off levels continue to decline, the prior year periods reflect a reduction in loss reserves associated with certain portfolio risk factors that did not re-occur in 2011.

Provision expense associated with our private label card portfolio decreased $90 million and $148 million during the three and six months ended June 30, 2011 as compared to the year-ago periods due to lower receivable levels, improved economic and credit conditions, including lower dollars of delinquency, improvements in early stage delinquency roll rates and higher recovery rates. Lower receivable levels reflect fewer active customer accounts and an increased focus by consumers to pay down card debt. The impact on private label card receivable losses from the current economic environment, including high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

The provision for credit losses associated with credit card receivables decreased $127 million and $256 million during the three and six months ended June 30, 2011 as compared to the year-ago periods reflecting lower receivable levels, improved economic and credit conditions, including lower dollars of delinquency, improvements in early stage delinquency roll rates and higher recovery rates. Lower receivable levels reflect fewer active customer accounts and an increased focus by consumers to pay down credit card debt. The impact on credit card receivable losses from the current economic environment, including high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

Provision expense associated with our auto finance portfolio decreased in both periods as a result of the sale in August 2010 of the remaining auto loans purchased from HSBC Finance in August 2010.

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

HSBC USA Inc.

Other Revenues The components of other revenues are summarized in the following table.

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Credit card fees	$205	$249	$(44)	(17.7)%
Other fees and commissions	182	195	(13)	(6.7)
Trust income	28	27	1	3.7
Trading revenue	126	107	19	17.8
Net other-than-temporary impairment losses	-	(13)	13	100.0
Other securities gains, net	12	1	11	100+
HSBC affiliate income:
Fees and commissions	30	33	(3)	(9.1)
Other affiliate income	26	3	23	100+

Total HSBC affiliate income	56	36	20	55.6
Residential mortgage banking revenue (loss)(1)	49	(80)	129	100+
Gain (loss) on instruments at fair value and related derivatives	40	182	(142)	(78.0)
Other income:
Valuation of loans held for sale	(14)	(16)	2	12.5
Insurance	3	4	(1)	(25.0)
Earnings from equity investments	9	4	5	100+
Miscellaneous income	8	17	(9)	(52.9)

Total other income	6	9	(3)	(33.3)

Total other revenues	$704	$713	$(9)	(1.3)%

HSBC USA Inc.

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Credit card fees	$374	$482	$(108)	(22.4)%
Other fees and commissions	380	480	(100)	(20.8)
Trust income	56	53	3	5.7
Trading revenue	350	293	57	19.5
Net other-than-temporary impairment losses	-	(41)	41	100.0
Other securities gains, net	56	22	34	100+
HSBC affiliate income:
Fees and commissions	54	60	(6)	(10.0)
Other affiliate income	48	9	39	100+

Total HSBC affiliate income	102	69	33	47.8
Residential mortgage banking revenue (loss)(1)	14	(117)	131	100+
Gain (loss) on instruments at fair value and related derivatives	61	228	(167)	(73.2)
Other income:
Valuation of loans held for sale	(19)	61	(80)	(100+ )
Insurance	6	9	(3)	(33.3)
Earnings from equity investments	19	7	12	100+
Miscellaneous income	29	90	(61)	(67.8)

Total other income	35	167	(132)	(79.0)

Total other revenues	$1,428	$1,636	$(208)	(12.7)%

(1)	Includes servicing fees received from HSBC Finance of $3 million and $5 million during the three and six months ended June 30, 2011, respectively, and $2 million and $4 million during the three and six months ended June 30, 2010, respectively.

Credit Card Fees Lower credit card fees during three and six months ended June 30, 2011 were due primarily to lower receivable levels as a result of fewer active customer accounts, changes in customer behavior, improved delinquency levels and the implementation of certain provisions of the CARD Act subsequent to January 2010. The CARD Act has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees, restrictions on fees charged to process on-line and telephone payments and lower late fees due to limits on fees that can be assessed all of which are considered in determining the purchase price of the receivables purchased daily from HSBC Finance. Also contributing to the decrease in both periods were higher revenue share payments due to improved cash flows and renegotiation of certain merchant agreements since March 2010.

Other fees and commissions Other fee-based income decreased during three and six months ended June 30, 2011 largely due to lower loan syndication fees and, in the year-to-date period, lower refund anticipation loan fees as we did not offer these products during the 2011 tax season.

Trust income Trust income increased in both periods due to an increase in fee income associated with our management of fixed income assets, partially offset by reduced fee income associated with the continued decline in money market assets under management.

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

HSBC USA Inc.

statement of income. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Trading revenue	$126	$107	$19	17.8%
Net interest income	32	16	16	100.0

Trading related revenue	$158	$123	$35	28.5%

Business:
Derivatives	$106	$28	$78	100+	%
Balance sheet management	(16)	41	(57)	(100+	)
Foreign exchange	53	45	8	17.8
Precious metals	24	14	10	71.4
Global banking	-	(12)	12	100.0
Other trading	(9)	7	(16)	(100+	)

Trading related revenue	$158	$123	$35	28.5%

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Trading revenue	$350	$293	$57	19.5%
Net interest income	43	19	24	100+

Trading related revenue	$393	$312	$81	26.0%

Business:
Derivatives	$270	$135	$135	100.0%
Balance sheet management	(11)	62	(73)	(100+ )
Foreign exchange	95	81	14	17.3
Precious metals	44	34	10	29.4
Global banking	-	(17)	17	100.0
Other trading	(5)	17	(22)	(100+ )

Trading related revenue	$393	$312	$81	26.0%

Trading revenue increased during the three and six month periods ended June 30, 2011 reflecting the overall continuing improvement in market conditions compared to the prior year periods including continued reductions in counterparty exposure.

Trading revenue related to derivatives improved during both periods largely due to increased new deal activity and gains from favorable spread movements. Demand for Emerging Markets focused products, especially cross currency swaps, also led to higher revenue. The performance of credit derivatives also increased during both periods as credit spread volatility and the outlook for corporate defaults has stabilized.

Trading income related to balance sheet management activities declined during the three and six months ended June 30, 2011 primarily due to lower net interest income as holdings of certain collateralized mortgage obligations were sold for risk management purposes.

HSBC USA Inc.

Foreign exchange trading revenue increased during both periods due to increased trading volumes and market volatility.

Precious metals volumes increased during the three and six months ended June 30, 2011 as customer demand for metals as a perceived safe haven investment remained strong as market conditions remained unsettled.

Global banking trading revenue improved during both periods as the business sold its remaining risk exposure during the fourth quarter of 2010.

Other trading revenue decreased during both periods due to movements in the forward swap curve used to value certain instruments. In addition, the prior year-to-date period benefitted from a one-time settlement of a counterparty receivable.

Net Other-Than-Temporary Impairment Losses During the three and six months ended June 30, 2011 there were no other-than-temporary impairment losses recognized. During the three and six months ended June 30, 2010, 24 debt securities and 37 debt securities, respectively, were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates with only the credit component of such other-than-temporary impairment recognized in earnings. The following table presents the other-than-temporary impairment recognized in earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Other-than-temporary impairment losses recognized in the consolidated statement of income	$-	$(13)	$-	$(41)

Other Securities Gains, Net We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During the second quarter and first six months of 2011, we sold $5.2 billion and $13.7 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $57 million and $139 million and losses of $45 million and $83 million, respectively, which are included as a component of other security gains, net above.

During the second quarter and first half of 2010, we sold $6.7 billion and $10.6 billion, respectively, of these securities and recognized gains of $51 million and $82 million and losses of $50 million and $60 million, respectively. Gross realized gains and losses from sales of securities are summarized in Note 4, “Securities,” in the accompanying consolidated financial statements.

HSBC affiliate income Affiliate income increased in both periods due to higher fees and commissions earned from HSBC Finance affiliates as compared to the year-ago periods driven by the transfer in July 2010 of certain real estate default servicing employees from HSBC Finance and lower fees on tax refund anticipation loans transferred to HSBC Finance as we did not offer this loan program during the 2011 tax season.

Residential Mortgage Banking Revenue (Loss) The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income

HSBC USA Inc.

in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$57	$54	$3	5.6%

Servicing related income:
Servicing fee income	28	30	(2)	(6.7)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(27)	(119)	92	77.3
Realization of cash flows	(15)	(18)	3	16.7
Trading – Derivative instruments used to offset changes in value of MSRs	41	137	(96)	(70.1)

Total servicing related income	27	30	(3)	(10.0)

Originations and sales related income (loss):
Gains on sales of residential mortgages	7	10	(3)	(30.0)
Provision for repurchase obligations	4	(117)	121	100+
Trading and hedging activity	1	(10)	11	100+

Total originations and sales related income (loss)	12	(117)	129	100+

Other mortgage income	10	7	3	42.9

Total residential mortgage banking revenue included in other revenues	49	(80)	129	100+

Total residential mortgage banking related revenue	$106	$(26)	$132	100+ %

HSBC USA Inc.

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$117	$110	$7	6.4%

Servicing related income:
Servicing fee income	56	62	(6)	(9.7)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(22)	(114)	92	80.7
Realization of cash flows	(34)	(45)	11	24.4
Trading – Derivative instruments used to offset changes in value of MSRs	25	148	(123)	(83.1)

Total servicing related income	25	51	(26)	(51.0)

Originations and sales related income (loss):
Gains on sales of residential mortgages	23	23	-	-
Provision for repurchase obligations	(40)	(190)	150	78.9
Trading and hedging activity	(11)	(15)	4	26.7

Total originations and sales related income (loss)	(28)	(182)	154	84.6

Other mortgage income	17	14	3	21.4

Total residential mortgage banking revenue included in other revenues	14	(117)	131	100+

Total residential mortgage banking related revenue	$131	$(7)	$138	100+ %

Higher net interest income during both periods reflects wider spreads on lower average outstanding balances. We continue to sell the majority of new loan originations to government sponsored enterprises. Consistent with our Premier strategy, additions to the portfolio are comprised largely of Premier relationship products.

Total servicing related income decreased in both periods due to lower servicing fee income as the average serviced loan portfolio declined with new originations sold more than offset by prepayments and in the six month period, deterioration in net hedged MSR performance.

Originations and sales related income (loss) improved both periods, driven largely by lower loss provisions for loan repurchase obligations associated with loans previously sold. During the three and six months ended June 30, 2011, we recorded a recovery of $4 million and a charge of $40 million, respectively, with respect to changes in our estimated exposure associated with repurchase obligations on loans previously sold compared to a charge of $117 million and $190 million, respectively, recorded in the year-ago periods for such exposure.

Gain (loss) on instruments designated at fair value and related derivatives We have elected to apply fair value option accounting to commercial leveraged acquisition finance loans, unfunded commitments, certain own fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component. The decrease in both periods was driven largely by lower gains on the fair value of our own debt.

Valuation of loans held for sale Included in the six months ended June 30, 2010 is an $89 million settlement relating to certain whole loans previously purchased for re-sale from a third party. Excluding the impact of this item, valuation adjustments on loans held for sale improved during the three and six months ended June 30, 2011 due to lower balances and reduced volatility. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this

HSBC USA Inc.

portfolio are sub-prime residential mortgage loans with a fair value of $229 million and $391 million as of June 30, 2011 and December 31, 2010, respectively. Loans held for sale are recorded at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. Valuations on residential mortgage loans we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.

Other Income Excluding the valuation of loans held for sale as discussed above, other income decreased during the three months ended June 30, 2011 due to lower miscellaneous income. Other income in the 2010 year-to-date period includes a gain of $66 million relating to the sale of our equity investment in Wells Fargo HSBC Trade Bank (“WHTB”) as well as a $5 million gain associated with a final payment from a judgment related to our purchase of a community bank from CT Financial Services. Excluding these amounts from the prior year-to-date period, other income increased in the six month period due to higher miscellaneous income.

Operating Expenses The components of operating expenses are summarized in the following tables.

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Salaries and employee benefits:
Salaries	$164	$142	$22	15.5%
Employee benefits	130	122	8	6.6

Total salaries and employee benefits	294	264	30	11.4

Occupancy expense, net	67	65	2	3.1

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	162	165	(3)	(1.8)
Fees paid to HMUS	62	60	2	3.3
Fees paid to HTSU	240	191	49	25.7
Fees paid to other HSBC affiliates	53	32	21	65.6

Total support services from HSBC affiliates	517	448	69	15.4

Other expenses:
Equipment and software	29	12	17	100+
Marketing	19	25	(6)	(24.0)
Outside services	25	32	(7)	(21.9)
Professional fees	25	17	8	47.1
Postage, printing and office supplies	4	3	1	33.3
Off-balance sheet credit reserves	(13)	(4)	(9)	(100+ )
FDIC assessment fee	36	33	3	9.1
Insurance business	1	(2)	3	100+
Miscellaneous	61	72	(11)	(15.3)

Total other expenses	187	188	(1)	(.5)

Total operating expenses	$1,065	$965	$100	10.4%

Personnel – average number	10,068	8,870
Efficiency ratio	65.14%	52.20%

HSBC USA Inc.

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Salaries and employee benefits:
Salaries	$326	$280	$46	16.4%
Employee benefits	261	248	13	5.2

Total salaries and employee benefits	587	528	59	11.2

Occupancy expense, net	135	136	(1)	(.7)

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	316	389	(73)	(18.8)
Fees paid to HMUS	121	143	(22)	(15.4)
Fees paid to HTSU	446	363	83	22.9
Fees paid to other HSBC affiliates	95	63	32	50.8

Total support services from HSBC affiliates	978	958	20	2.1

Other expenses:
Equipment and software	119	22	97	100+
Marketing	37	53	(16)	(30.2)
Outside services	51	54	(3)	(5.6)
Professional fees	63	29	34	100+
Postage, printing and office supplies	8	7	1	14.3
Off-balance sheet credit reserves	(25)	(12)	(13)	(100+ )
FDIC assessment fee	71	69	2	2.9
Insurance business	-	(3)	3	100.0
Miscellaneous	141	178	(37)	(20.8)

Total other expenses	465	397	68	17.1

Total operating expenses	$2,165	$2,019	$146	7.2%

Personnel – average number	10,215	8,950
Efficiency ratio	63.62%	50.84%

Salaries and employee benefits Salaries and employee benefits expense increased during both periods driven by increased costs associated with the transfer in July 2010 of certain employees from HSBC Finance to the default mortgage loan servicing department of a subsidiary of HSBC Bank USA as well as higher salaries expense related to expansion activities associated with certain businesses and higher severance costs. These increases were partially offset by continued cost management efforts.

Occupancy expense, net Occupancy expense during the six month period ended June 30, 2010 included $8 million in lease abandonment costs associated with the closure of several non-strategic branches. Excluding the impact of this item, occupancy expense increased in both periods driven by higher costs associated with the expansion of our core banking network within the RBWM segment which has resulted in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses. Also contributing to the increase in both periods was a charge of $5 million in the second quarter of 2011 associated with the closure of the Amherst Data Center.

Support services from HSBC affiliates includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, legal, compliance, tax and finance charged to us by

HSBC USA Inc.

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

Higher support services from HSBC affiliates in both periods largely reflects the impact of higher compliance costs, partially offset by lower fees paid to HMUS and lower charges from HSBC Finance due to lower levels of receivables being serviced, including lower levels of credit card loans and the impact of the sale in 2010 of all remaining auto loans purchased from HSBC Finance as well as in the year-to-date period, lower expenses for servicing and assuming the credit risk associated with refund anticipation loans originated as we did not offer this loan program during the 2011 tax season.

Marketing expenses Lower marketing and promotional expenses in both periods resulted from continued optimization of marketing spend as a result of general cost saving initiatives, partially offset by a continuing investment in HSBC brand activities, primarily within the RBWM and CMB business segments.

Other expenses Other expenses (excluding marketing expenses) increased in both periods. The increase in both periods was primarily due to charges of $16 million and $94 million in the three and six months ended June 30, 2011, respectively, included within equipment and software relating to the impairment of certain previously capitalized software development costs which are no longer realizable. Excluding the impact of this charge, other expenses declined in both periods largely due to improved estimates in off-balance sheet risk exposure.

Efficiency ratio Our efficiency ratio from continuing operations was 65.14 percent and 63.62 percent for the three and six months ended June 30, 2011, respectively compared to 52.20 percent and 50.84 percent in the year-ago periods. Our efficiency ratio during the three and six months ended June 30, 2011 and 2010 was impacted by the change in the fair value of our debt for which we have elected fair value option accounting. Additionally, the three and six month periods ended June 30, 2011 were impacted by software development cost impairment charges. Excluding these items from the periods presented, our efficiency ratio was 66.36 percent and 61.54 percent for the three and six months ended June 30, 2011, respectively, compared with 58.72 percent and 54.09 percent in the corresponding three and six month periods ended June 30, 2010. The deterioration in the efficiency ratio in both periods reflects higher operating expenses as discussed above, while total net interest income and other revenues declined.

Segment Results – IFRSs Basis

As discussed in our 2010 Form 10-K, we initiated a process in late 2010 to re-evaluate the financial information used to manage our business including the scope and content of the financial data being reported to our management and Board of Directors. During the first quarter of 2011, we completed our evaluation and decided we would no longer manage and evaluate the performance of the receivables purchased from HSBC Finance as a separate operating segment. Rather, we would manage and evaluate the performance of these assets as a component of our Retail Banking and Wealth Management (formerly Personal Financial Services) operating segment, consistent with HSBC’s globally defined business segments. As a result, beginning in the first quarter of 2011, our management reporting was changed to reflect this decision and we now report our financial results under four reportable segments: Retail Banking and Wealth Management (formerly Personal Financial Services), Commercial Banking, Global Banking and Markets and Private Banking. Segment financial information has been restated for all periods presented to reflect this new segmentation.

HSBC previously announced that with effect from March 1, 2011, Retail Banking and Wealth Management would be managed as a single global business. This business is the historical Personal Financial Services with Asset Management moving from Global Banking and Markets to this new single business. Therefore, to coincide with the change in our management reporting effective beginning in the second quarter of 2011, we changed the name of our Personal Financial Services segment to Retail Banking and Wealth Management and have included the results of Asset Management, which provides investment solutions to institutions, financial intermediaries and individual

HSBC USA Inc.

investors, in this segment for all periods presented. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2010 Form 10-K. Our segment results are reported on a continuing operations basis.

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

Retail Banking and Wealth Management (“RBWM”) Our RBWM segment provides banking and wealth products and services, including personal loans, private label cards, credit cards, deposits, branch services, financial planning products and asset management services such as mutual funds, investments and insurance. All of our private label card receivables and a substantial majority of our credit card receivables are purchased daily from HSBC Finance.

During 2011, we continue to direct resources towards the expansion of wealth services and HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. We remain focused on providing differentiated premium services to the internationally minded mass affluent and upwardly mobile customers.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises. Consistent with our strategy, additions to our portfolio are primarily comprised of Premier relationship products. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties, however no such sales occurred during 2011 or 2010. We retain the servicing rights in relation to the mortgages upon sale. As a result, average residential mortgage loans outstanding have continued to decline during the first half of 2011.

The following table summarizes the IFRSs Basis results for our RBWM segment:

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$639	$722	$(83)	(11.5)%
Other operating income	140	60	80	100+

Total operating income	779	782	(3)	(0.4)
Loan impairment charges	246	384	(138)	(35.9)

	533	398	135	33.9
Operating expenses	396	350	46	13.1

Profit before tax	$137	$48	$89	100+ %

HSBC USA Inc.

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$1,295	$1,486	$(191)	(12.9)%
Other operating income	179	136	43	31.6

Total operating income	1,474	1,622	(148)	(9.1)
Loan impairment charges	397	591	(194)	(32.8)

	1,077	1,031	46	4.5
Operating expenses	870	659	211	32.0

Profit before tax	$207	$372	$(165)	(44.4)%

Our RBWM segment reported a higher profit before tax during the three months ended June 30, 2011 reflecting higher other operating income and lower loan impairment charges, partially offset by lower net interest income and higher operating expenses. For the six months ended June 30, 2011, profit before tax was lower reflecting lower net interest income and higher operating expenses which was partially offset by higher other operating income and lower loan impairment charges.

Net interest income was lower during the three and six months ended June 30, 2011 driven by lower outstanding private label card and credit card loans as well as lower auto loan receivables as a result of the sale of the auto loan portfolio in August 2010. The decrease also reflected lower credit card and private label card yields due to higher premium amortization and the implementation of certain provisions of the CARD Act including restrictions impacting repricing of delinquent accounts and periodic re-evaluation of rate increases. Also contributing to the decrease in net interest income was higher interest charges on tax exposures. These decreases were partially offset by lower charge-offs of credit card and private label credit card interest driven by lower outstanding balances and improved delinquencies, higher finance charges from the GM and UP portfolios previously recorded at fair value upon acquisition, which continue to decline and be replaced with new volume and a lower cost of funds on credit card and private label cards due to a lower short-term interest rate environment. In addition, there was improvement in deposit spread driven by customer rate reductions.

Other operating income increased during the three and six months ended June 30, 2011, primarily due to lower servicing fees on portfolios serviced by our affiliate, HSBC Finance (which is recorded as a reduction to other operating income) due to lower outstanding receivable levels as well as a lower provision for mortgage loan repurchase obligations associated with previously sold loans. We also experienced higher fees earned from HSBC Finance due to the transfer in July 2010 of certain real estate default loan servicing employees which we bill HSBC Finance for services provided. These increases were partially offset in both periods by lower fee income resulting from lower levels of credit card and private label card receivables outstanding including lower late and over limit fees on these portfolios driven by changes in customer behavior and the impact of the CARD Act, as well as lower delinquency levels and higher revenue share payments. These fee reductions were partially mitigated by the run-off of the GM and UP portfolios previously recorded at fair value upon acquisition and are being replaced with new volume. The decrease also reflects changes in the ability to charge overdraft fees on debit card transactions implemented on July 1, 2010 which resulted in lower deposit fee income as compared to the prior year periods.

Loan impairment charges continued to decline in both periods, driven largely by lower loan balances and improvements in private label credit card and credit card credit quality as dollars of delinquency continued to decline leading to continued improvements in our future loss estimates. Loan impairment charges associated with credit card receivables, including private label credit card receivables, also reflect fewer active customer accounts and higher customer payment rates. The improvement in credit card and private label card credit quality reflects improved economic conditions, including improvements in early stage delinquency roll rates, changes in customer payment behavior and higher recovery rates. These factors were partially offset by continued high levels of

HSBC USA Inc.

unemployment and, as it relates to residential mortgage loans, continued weakness in the housing market including depressed property values.

Operating expenses increased in both periods. Operating expenses include the impairment of previously capitalized software development costs which resulted in a charge of $73 million in the six month period ended June 30, 2011. In addition, the prior year six month period also includes a $48 million pension curtailment gain as a result of the decision in February 2010 to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America defined benefit pension plan effective January 1, 2011. Excluding these amounts, operating expenses remained higher in both periods due primarily to higher costs associated with compliance, technology, mortgage foreclosure, asset management and costs associated with the transfer of certain employees of HSBC Finance to our default loan servicing department in July 2010, partially offset by lower FDIC assessments as beginning in the second quarter of 2011, assessments are based on assets rather than deposits.

Commercial Banking (“CMB”) Our Commercial Banking segment serves three client groups, notably Middle Market Enterprises, Business Banking and Commercial Real Estate. CMB’s business strategy is to be the leader in international banking in target markets. In the U.S., CMB strives to execute on that vision and strategy by proactively targeting the growing number of U.S. companies that are increasingly in need of international banking, financial products and services. The products and services provided to these client groups are offered through multiple delivery systems including the branch banking network. We continue to focus on building our core proposition to mid-size international companies, including expansion opportunities on the west coast and in Texas and Florida.

During the second quarter and first half of 2011, interest rate spreads continued to be pressured from a low interest rate environment while loan impairment charges improved. An increase in demand for loans which began towards the end of 2010 and continued during the first half of 2011 has resulted in a 23 percent increase in loans outstanding to middle-market customers since June 30, 2010. Expansion of the customer base has also led to significant increases in lending commitments as new approved credit facilities to middle-market customers in the first six months of the year grew 51 percent as compared to the first half of 2010. The business banking loan portfolio has seen a 3 percent decrease in loans outstanding since June 30, 2010 resulting from an increase in paydowns and a decline in the demand for new credit facilities. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume, which resulted in a 8 percent decline in outstanding receivables for this portfolio since June 30, 2010. Average customer deposit balances across all CMB business lines during the six months ended June 30, 2011 increased 7 percent as compared to the year-ago period and average loans increased 4 percent as compared to the year-ago period.

The following table summarizes the IFRSs Basis results for our CMB segment:

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$172	$176	$(4)	(2.3)%
Other operating income	106	95	11	11.6

Total operating income	278	271	7	2.6
Loan impairment charges	42	47	(5)	(10.6)

	236	224	12	5.4
Operating expenses	200	171	29	17.0

Profit before tax	$36	$53	$(17)	(32.1)%

HSBC USA Inc.

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$347	$364	$(17)	(4.7)%
Other operating income	211	249	(38)	(15.3)

Total operating income	558	613	(55)	(9.0)
Loan impairment charges	12	48	(36)	(75.0)

	546	565	(19)	(3.4)
Operating expenses	376	321	55	17.1

Profit before tax	$170	$244	$(74)	(30.3)%

Our CMB segment reported a lower profit before tax during the three and six months ended June 30, 2011 as lower net interest income, higher operating expenses and in the six month period, lower operating income were partially offset by lower loan impairment charges.

Net interest income decreased in both periods of 2011 as lower deposit spreads resulting from changing product mix which was partially offset by higher loan balances.

Other operating income reflects higher fee income in both periods and in the year-to date period, higher gains on the sale of certain commercial real estate assets. In the year-to-date period, this was more than offset by the impact of a $66 million gain recorded during the first quarter of 2010 on the sale of our equity investment in Wells Fargo HSBC Trade Bank.

Loan impairment charges decreased in both periods of 2011 largely driven by lower reserves required on troubled debt restructures in commercial real estate and middle market enterprises as well as lower charge-offs in business banking due to improved credit quality and lower delinquency levels. The decreases were partially offset in both periods by a $45 million specific provision associated with the downgrade of an individual commercial real estate loan.

Operating expenses increased during both periods due to higher expenses relating to staff as well as infrastructure costs such as compliance, the impairment of previously capitalized software development costs which resulted in a charge of $19 million in the second quarter and in the year-to-date period, higher technology costs. Additionally, the first quarter of 2010 includes a $16 million pension curtailment gain as previously discussed.

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

There are three major lines of business within Global Banking and Markets: Global Banking, Global Markets and Transaction Banking. The Global Banking business line includes corporate lending and investment banking activities, and this unit also coordinates client relationships across all Global Markets and Banking products. The Global Markets business services the requirements of central banks and financial institutions, corporate and middle market clients and institutional and Private Banking investors through our global trading platforms and distribution capabilities. Transaction Banking provides payments and cash management, trade finance, supply chain and fund administration and issuer services primarily to corporations and financial institutions.

The Global Banking and Markets segment results during the second quarter and first half of 2011 continued to benefit from improved credit market conditions, which when combined with our risk management efforts, led to an increase in the credit quality of our corporate lending relationships, lower securities impairment charges, and improved performance in certain legacy positions. The improved credit quality of the portfolio and improved

HSBC USA Inc.

market conditions resulted in a tightening of the net interest margin in the Global Banking and Markets portfolio. As credit markets continued to remain stable during the first half of 2011, results from legacy positions including credit derivatives and subprime mortgage loans (excluding the 2010 settlement gain discussed below) contributed to higher other operating income.

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$130	$144	$(14)	(9.7)%
Other operating income	272	272	-	-

Total operating income	402	416	(14)	(3.4)
Loan impairment charges (recoveries)	(10)	(72)	62	86.1

	412	488	(76)	(15.6)
Operating expenses	239	167	72	43.1

Profit before tax	$173	$321	$(148)	(46.1)%

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$262	$286	$(24)	(8.4)%
Other operating income	689	674	15	2.2

Total operating income	951	960	(9)	(.9)
Loan impairment charges (recoveries)	(27)	(148)	121	81.8

	978	1,108	(130)	(11.7)
Operating expenses	465	358	107	29.9

Profit before tax	$513	$750	$(237)	(31.6)%

Our Global Banking and Markets segment reported a lower profit before tax during the three and six months ended June 30, 2011 driven by lower net interest income, lower recoveries of loan impairment charges and higher operating expenses, which were partially offset by higher other operating income.

Net interest income decreased during both periods due to lower corporate loan balances and lower average yields as the business continues to manage risk exposures. The decline was partly offset by increased interest from our available-for-sale securities portfolio due to higher balances.

Other operating income was flat in the three month period ended June 30, 2011, but increased in the six month period. In both periods, we experienced higher deal volumes in foreign exchange and metals as well as interest rate and emerging markets related derivatives. Revenues from structured credit products also improved from a continued decrease in monoline exposure and favorable credit spread movements. These increases were offset in the three month period by lower realized gains from the sale of available-for-sale securities. In the year-to-date period, these increases were partly offset by lower realized gains from the sale of available-for-sale securities. In addition, the prior year-to-date period includes a gain of $89 million associated with a settlement relating to certain loans previously purchased for resale from a third party recognized in the first quarter of 2010.

Other operating income reflects gains on structured credit products of $64 million and $143 million during the three and six months ended June 30, 2011 compared to gains of $19 million and $98 million during the year-ago periods. Exposure to insurance monolines continued to impact revenues resulting in valuation reserve releases of $16 million

HSBC USA Inc.

and $32 million during the three and six months ended June 30, 2011 compared to $17 million and $73 million during the year-ago periods. Valuation losses of $10 million and $13 million during the three and six months ended June 30, 2011 were recorded against the fair values of sub-prime residential mortgage loans held for sale as compared to valuation losses of $29 million and $41 million during the year-ago periods.

Recoveries of loan impairment charges were lower in both periods as reductions in higher risk rated loan balances and stabilization of credit downgrades in both periods resulted in an overall higher release in loss reserves during the year-ago quarter.

Operating expenses increased during in both periods driven by higher staff and compliance costs and FDIC assessments. The increase in FDIC assessments was due to a methodology change from a deposit driven to an asset driven assessment base, effective at the beginning of the second quarter. The prior year-to-date period also included a $7 million pension curtailment gain.

Private Banking (“PB”) As part of HSBC’s global network, the PB segment offers integrated domestic and international services to high net worth individuals, their families and their businesses. These services address both resident and non-resident financial needs. During the first half of 2011, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, banking and cash management, residential mortgages, as well as wealth planning for trusts and estates.

Average client deposit levels increased 1 percent compared to the prior year quarter as withdrawals in deposits from Latin America core clients was offset by increased deposits from other international and domestic clients. Total average loans in the second quarter increased 1 percent compared to the prior year quarter from pay offs and reductions of commercial loan borrowings offset by growth in the tailored mortgage product. Overall client assets increased by $2 billion compared to the prior year quarter to $47 billion due to increases in assets from core domestic and international clients across different wealth management products.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$44	$45	$(1)	(2.2)%
Other operating income	34	34	-	-

Total operating income	78	79	(1)	(1.3)
Loan impairment charges (recoveries)	(1)	-	(1)	-

	79	79	-	-
Operating expenses	65	62	3	4.8

Profit before tax	$14	$17	$(3)	(17.6)%

HSBC USA Inc.

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$90	$91	$(1)	(1.1)%
Other operating income	70	69	1	1.4

Total operating income	160	160	-	-
Loan impairment charges (recoveries)	(10)	(11)	1	9.1

	170	171	(1)	(0.6)
Operating expenses	129	117	12	10.3

Profit before tax	$41	$54	$(13)	(24.1)%

Our PB segment reported a lower profit before tax during the three and six months ended June 30, 2011 driven by higher operating expenses including the impact of a pension gain in the prior year-to-date period.

Net interest income remained flat during the second quarter and first half of 2011 due to improvement of lending and banking spreads, offset by lower corporate allocated revenues.

Other operating income was flat in both periods as higher fees on managed and structured investment products, funds and insurance were offset by lower credit-related fees and recoveries received from other private bank regions.

Loan impairment charges (recoveries) were essentially flat in both periods reflecting continued improved credit conditions and client credit ratings consistent with the year-ago periods.

Operating expenses increased during the second quarter and first half of 2011 due to higher costs for shared services such as compliance. Additionally, the prior year-to-date period half included a $5 million pension curtailment gain as previously discussed.

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

The following table summarizes IFRSs Basis results for the Other segment.

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$(3)	$(1)	$(2)	(100+	)%
Gain on own debt designated at fair value and related derivatives	39	185	(146)	(78.9)
Other operating income	(20)	35	(55)	(100+	)

Total operating income	16	219	(203)	(92.7)
Loan impairment recoveries	-	(2)	2	100.0

	16	221	(205)	(92.8)
Operating expenses	20	15	5	33.3

Profit (loss) before tax	$(4)	$206	$(210)	(100+	)%

HSBC USA Inc.

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$(67)	$(10)	$(57)	(100+	)%
Gain on own debt designated at fair value and related derivatives	7	197	(190)	(96.4)
Other operating income	(24)	35	(59)	(100+	)

Total operating income	(84)	222	(306)	(100+	)
Loan impairment charges	-	-	-	-

	(84)	222	(306)	(100+	)
Operating expenses	37	30	7	23.3

Profit (loss) before tax	$(121)	$192	$(313)	(100+	)%

Profit before tax decreased $210 million and $313 million in the three and six months ended June 30, 2011, driven largely by credit and interest rate related changes in the fair value of certain of our own debt for which fair value option was elected and, in the six month period, lower net interest income due to increased interest expense associated with changes in estimated tax exposure. In addition, other operating income during the three and six months ended June 30, 2010 also includes a $56 million gain on the sale of our 452 Fifth Avenue property in New York City, including the 1 W. 39th Street building.

Operating expenses during the three and six months ended June 30, 2011 includes higher costs relating to a $5 million charge associated with the closure of a data center.

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

HSBC USA Inc.

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

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	June 30,	March 31,	December 31,
	2011	2011	2010

	(dollars are in millions)

Allowance for credit losses	$1,714	$1,832	$2,170

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	1.55%	1.55%	1.77%
Consumer:
Residential mortgages, excluding home equity mortgages	1.16	1.18	1.22
Home equity mortgages	1.72	1.82	2.02
Private label card receivables	5.01	5.19	5.66
Credit card receivables	4.19	4.69	5.60
Other consumer loans	2.38	2.39	2.73

Total consumer loans	3.10	3.32	3.82

Total	2.44%	2.55%	2.97%

Net charge-offs(1)(2):
Commercial	197.47%	909.43%	158.58%
Consumer	90.55	77.05	66.34

Total	106.33%	101.50%	77.47%

Nonperforming loans(1):
Commercial	55.78%	52.74%	53.76%
Consumer	93.54	98.11	103.94

Total	78.95%	80.00%	84.47%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.

(2)	Quarter-to-date net charge-offs, annualized.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three and six months ended June 30, 2011 and 2010 are summarized in the following table:

	Commercial				Consumer
					Residential
		Business			Mortgage,
	Construction	Banking and			Excl Home	Home	Private
	and Other	Middle Market	Large	Other	Equity	Equity	Label	Credit	Auto	Other
	Real Estate	Enterprises	Corporate	Comm’l	Mortgages	Mortgages	Card	Card	Finance(1)	Consumer	Total

	(in millions)

Three months ended June 30, 2011:
Balances at beginning of period	$217	$119	$111	$35	$163	$67	$624	$470	$-	$26	$1,832
Provision charged to income	50	(7)	(1)	3	27	13	108	88	-	4	285
Charge offs	(39)	(20)	-	(6)	(28)	(18)	(199)	(179)	-	(10)	(499)
Recoveries	1	4	-	1	2	-	51	33	-	4	96

Net charge offs	(38)	(16)	-	(5)	(26)	(18)	(148)	(146)	-	(6)	(403)
Other	-	-	-	-	-	-	-	-	-	-	-

Balance at end of period	$229	$96	$110	$33	$164	$62	$584	$412	$-	$24	$1,714

Three months ended June 30, 2010:
Balances at beginning of period	$292	$165	$220	$90	$280	$128	$1,000	$964	$37	$48	$3,224
Provision charged to income	43	2	(40)	4	10	6	198	215	10	8	456
Charge offs	(45)	(22)	(14)	(9)	(46)	(30)	(289)	(331)	(13)	(17)	(816)
Recoveries	2	6	2	1	-	-	38	30	(1)	4	82

Net charge offs	(43)	(16)	(12)	(8)	(46)	(30)	(251)	(301)	(14)	(13)	(734)
Other	-	-	-	1	-	-	-	3	-	-	4

Balance at end of period	$292	$151	$168	$87	$244	$104	$947	$881	$33	$43	$2,950

Six months ended June 30, 2011:
Balances at beginning of period	$243	$132	$116	$45	$167	$77	$752	$606	$-	$32	$2,170
Provision charged to income	22	(9)	(6)	(3)	48	23	159	149	-	8	391
Charge offs	(43)	(33)	-	(11)	(54)	(38)	(424)	(408)	-	(23)	(1,034)
Recoveries	7	6	-	2	3	-	97	64	-	7	186

Net charge offs	(36)	(27)	-	(9)	(51)	(38)	(327)	(344)	-	(16)	(848)
Other	-	-	-	-	-	-	-	1	-	-	1

Balance at end of period	$229	$96	$110	$33	$164	$62	$584	$412	$-	$24	$1,714

Six months ended June 30, 2010:
Balances at beginning of period	$303	$184	$301	$150	$347	$185	$1,184	$1,106	$36	$65	$3,861
Provision charged to income	45	5	(117)	3	(9)	(15)	307	405	35	8	667
Charge offs	(61)	(50)	(18)	(70)	(95)	(66)	(624)	(691)	(37)	(38)	(1,750)
Recoveries	5	12	2	2	1	-	80	55	(1)	8	164

Net charge offs	(56)	(38)	(16)	(68)	(94)	(66)	(544)	(636)	(38)	(30)	(1,586)
Other	-	-	-	2	-	-	-	6	-	-	8

Balance at end of period	$292	$151	$168	$87	$244	$104	$947	$881	$33	$43	$2,950

(1)	In August 2010, we sold all the remaining auto loans previously purchased from HSBC Finance.

The allowance for credit losses at June 30, 2011 decreased $118 million, or 6.44 percent as compared to March 31, 2011 and $456 million, or 21.01 percent as compared to December 31, 2010 reflecting lower loss estimates in most of our consumer and commercial loan portfolios. The lower allowance on our private label credit card and credit card portfolio was due to lower receivable levels and improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels also resulted from continued improvement in delinquency including early stage delinquency roll rates as economic conditions continued to improve. The decrease in the allowance for our residential mortgage loan portfolio and home equity line of credit (“HELOC”) and home equity loan portfolios reflects lower dollars of delinquency. Reserve levels for all consumer loan categories however remain elevated due to ongoing weakness in the U.S. economy, including elevated unemployment rates and as it relates to residential mortgage loans, continued weakness in the housing market. Reserve requirements in our commercial loan portfolio have also

HSBC USA Inc.

declined due to pay-offs, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonaccrual loans and criticized assets.

The allowance for credit losses as a percentage of total loans at June 30, 2011 decreased as compared to December 31, 2010 for the reasons discussed above.

The allowance for credit losses as a percentage of net charge-offs improved in the first half of 2011, as the decline in dollars of net charge-off outpaced the decline in reserves. Net charge-off levels continued to decline in the first half of 2011 due to improved economic conditions and lower outstanding receivable balances as delinquency levels, including early stage delinquency roll rates continued to improve.

The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	June 30, 2011		March 31, 2011		December 31, 2010
		% of		% of		% of
		Loans to		Loans to		Loans to
		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(dollars are in millions)

Commercial(2)	$468	42.82%	$482	43.30%	$536	41.43%
Consumer:
Residential mortgages, excluding home equity mortgages	164	20.05	163	19.34	167	18.75
Home equity mortgages	62	5.13	67	5.13	77	5.23
Private label card receivables	584	16.58	624	16.75	752	18.20
Credit card receivables	412	13.99	470	13.96	606	14.80
Other consumer	24	1.43	26	1.52	32	1.59

Total consumer	1,246	57.18	1,350	56.70	1,634	58.57

Total	$1,714	100.00%	$1,832	100.00%	$2,170	100.00%

(1)	Excludes loans held for sale.

(2)	Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the increases (decreases) since December 31, 2010, are summarized in the following table:

	June 30,	March 31,	December 31,
	2011	2011	2010

	(in millions)

On-balance sheet allowance:
Specific	$196	$183	$178
Collective	250	274	335
Unallocated	22	25	23

Total on-balance sheet allowance	468	482	536

Off-balance sheet allowance	162	176	94

Total commercial allowances	$630	$658	$630

While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit losses.

Reserves for Off-Balance Sheet Credit Risk We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $162 million, $176 million and $94 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively. The related provision is recorded as a miscellaneous

HSBC USA Inc.

expense and is a component of operating expenses. The increase in off-balance sheet reserves since December 31, 2010 reflects the deconsolidation of the Bryant Park commercial paper conduit in the first quarter of 2011 which resulted in the establishment of a $94 million liability for our credit exposure related to our commitments to this entity. The decrease as compared to March 31, 2011 reflects improved credit conditions and lower outstanding exposure on other commitments. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” in this MD&A.

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	June 30,	March 31,	December 31,
	2011	2011	2010

	(dollars are in millions)

Dollars of Delinquency:
Commercial	$570	$658	$765
Consumer:
Residential mortgage, excluding home equity mortgages(2)	1,182	1,164	1,248
Home equity mortgages	168	168	182

Total residential mortgages(1)	1,350	1,332	1,430
Private label card receivables	285	336	403
Credit card receivables	217	267	339
Other consumer	33	36	36

Total consumer	1,885	1,971	2,208

Total	$2,455	$2,629	$2,973

Delinquency Ratio:
Commercial	1.85%	2.06%	2.42%
Consumer:
Residential mortgage, excluding home equity mortgages	8.08	7.97	8.52
Home equity mortgages	4.66	4.57	4.76

Total residential mortgages(1)	7.40	7.29	7.74
Private label card receivables	2.44	2.80	3.03
Credit card receivables	2.21	2.67	3.13
Other consumer	3.05	3.08	2.88

Total consumer	4.62	4.75	5.04

Total	3.42%	3.58%	3.93%

(1)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	June 30,	March 31,	December 31,
	2011	2011	2010

	(dollars are in millions)

Dollars of Delinquency:
Interest-only loans	$114	$128	$150
ARM loans	407	400	454
Delinquency Ratio:
Interest-only loans	4.10%	4.58%	5.41%
ARM loans	4.93	4.95	5.67

(2)	At June 30, 2011, March 31, 2011 and December 31, 2010, residential mortgage loan delinquency includes $748 million, $710 million and $852 million, respectively, of loans that are carried at the lower of cost or net realizable value.

HSBC USA Inc.

Our total two-months-and-over contractual delinquency ratio decreased 16 basis points as compared to the prior quarter. Our two-months-and-over contractual delinquency ratio for consumer loans decreased to 4.62 percent at June 30, 2011 as compared to 4.75 percent at March 31, 2011, driven by declines in private label card and credit card delinquency. Dollars of delinquency fell in almost all consumer portfolios. The decrease in dollars of delinquency in our private label card and credit card receivable portfolios reflect improved credit quality due to improved delinquency and the continued increased focus by consumers to make payments. The increase in our residential mortgage loan delinquency since March 31, 2011 largely reflects the impact of seasonality and our decision in late 2010 to suspend new foreclosure proceedings which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account, partially offset by improved credit quality. Overall delinquency levels, however, continue to be impacted by elevated unemployment levels and, as it relates to residential mortgages, continued weakness in the housing market.

Our commercial two-months-and-over contractual delinquency ratio decreased 21 basis points since March 31, 2011 driven by lower dollars of commercial real estate delinquency.

Compared to December 31, 2010, our two-months-and-over contractual delinquency ratio decreased 51 basis points largely due to lower dollars of delinquency and improved economic and credit conditions as discussed above.

HSBC USA Inc.

Net Charge-offs of Loans The following table summarizes net charge-off dollars as well as the net charge-off of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	June 30,	March 31,	June 30,
	2011	2011	2010

	(dollars are in millions)

Net Charge-off Dollars:
Commercial:
Construction and other real estate	$38	$(2)	$43
Business banking and middle market enterprises	16	11	16
Large corporate	-	-	12
Other commercial	5	4	8

Total commercial	59	13	79

Consumer:
Residential mortgage, excluding home equity mortgages	26	25	46
Home equity mortgages	18	20	30

Total residential mortgages	44	45	76
Private label card receivables	148	179	251
Credit card receivables	146	198	301
Auto finance(1)	-	-	14
Other consumer	6	10	13

Total consumer	344	432	655

Total	$403	$445	$734

Net Charge-off Ratio:
Commercial:
Construction and other real estate	1.86%	(.10)%	1.97%
Business banking and middle market enterprises	.76	.56	.92
Large corporate	-	-	.44
Other commercial	.66	.55	1.05

Total commercial	.77	.17	1.07

Consumer:
Residential mortgage, excluding home equity mortgages	.74	.73	1.36
Home equity mortgages	1.98	2.16	2.99

Total residential mortgages	1.00	1.04	1.74
Private label card receivables	5.03	5.74	7.68
Credit card receivables	5.79	7.77	10.38
Auto finance(1)	-	-	4.10
Other consumer	2.58	3.63	3.88

Total consumer	3.41	4.21	5.83

Total	2.27%	2.50%	3.94%

(1)	In August 2010, we sold all the remaining auto loans previously purchased from HSBC Finance.

HSBC USA Inc.

Our net charge-off ratio as a percentage of average loans decreased 23 basis points compared to the prior quarter primarily due to lower credit card and private label card charge-offs driven by lower receivable levels and improved credit quality, partially offset by the impact from continued high unemployment levels.

Commercial charge-off dollars and ratios while remaining low, increased compared to the prior quarter driven by higher charge-offs in construction and other real estate as well as business banking and middle market enterprises related to the resolution of certain previously reserved loans.

Charge-off dollars and ratios in the residential mortgage loan portfolio improved slightly compared to the prior quarter reflecting improved credit quality including the impact of the lower delinquency levels we first began to experience in the second quarter of 2010. Charge-off dollars and ratios for private label card and credit card receivables declined compared to the prior quarter due to lower delinquency levels as a result of lower receivable balances including an increased focus by consumers to paydown debt, lower levels of personal bankruptcy filings and higher recoveries, partially offset by the impact of higher unemployment levels.

Compared to the year-ago quarter, our charge-off ratio decreased 167 basis points, driven by lower charge-offs across all products due to improved economic conditions.

HSBC USA Inc.

Nonperforming Assets Nonperforming assets are summarized in the following table.

	June 30,	March 31,	December 31,
	2011	2011	2010

	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$163	$70	$70
Other real estate	410	553	529
Business banking and middle market enterprises	84	107	116
Large corporate	74	74	74
Other commercial	11	12	12

Total commercial	742	816	801

Consumer:
Residential mortgages, excluding home equity mortgages	855	812	900
Home equity mortgages	93	93	93

Total residential mortgages(2)	948	905	993
Credit card receivables	-	-	-
Others	8	9	9

Total consumer loans	956	914	1,002

Nonaccrual loans held for sale	112	169	186

Total nonaccruing loans	1,810	1,899	1,989

Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	$-	$-	$-
Other real estate	53	48	137
Business banking and middle market enterprises	30	37	47
Large corporate	-	-	-
Other commercial	14	13	12

Total commercial	97	98	196

Consumer:
Private label card receivables	196	243	295
Credit card receivables	154	194	250
Other consumer	25	25	25

Total consumer loans	375	462	570

Total accruing loans contractually past due 90 days or more	472	560	766

Total nonperforming loans	2,282	2,459	2,755
Other real estate owned	228	169	159

Total nonperforming assets	$2,510	$2,628	$2,914

Allowance for credit losses as a percent of nonperforming loans(1):
Commercial	55.78%	52.74%	53.76%
Consumer	93.54	98.11	103.94

(1)	Represents our commercial or consumer allowance for credit losses, as appropriate divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more. Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of cost or market.

(2)	At June 30, 2011, March 31, 2011 and December 31, 2010, residential mortgage loan nonaccrual balances include $718 million, $685 million and $826 million, respectively, of loans that are carried at the lower of cost or net realizable value.

HSBC USA Inc.

Nonaccrual loans at June 30, 2011 decreased as compared to March 31, 2011 and December 31, 2010, driven largely by lower levels of commercial nonaccrual loans due to the transfer of an outstanding commercial real estate loan into REO during the second quarter and charge-off activity since year-end and, to a lesser extent, lower levels of nonaccrual loans held for sale due to sales. Nonaccrual residential mortgage loans decreased modestly since December 31, 2010, but increased since March 31, 2011. The level of nonaccrual residential mortgage loans has been negatively impacted by our temporary suspension of foreclosure activity, which results in loans which would otherwise have been transferred into REO remaining in loan account as discussed above. Decreases in accruing loans past due 90 days or more since March 31, 2011 and December 31, 2010 were driven by credit card and private label card receivables reflecting lower outstanding balances and improvements in credit quality including lower dollars of delinquency at June 30, 2011.

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

	June 30,	March 31,	December 31,
	2011	2011	2010

	(in millions)

Impaired commercial loans:
Balance at end of period	$1,029	$1,163	$1,127
Amount with impairment reserve	509	607	620
Impairment reserve	201	191	188

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

		Increase		Increase
		(Decrease) from		(Decrease) from
		March 31,		December 31,
	June 30,	2011		2010
	2011	Amount	%	Amount	%

	(dollars are in millions)

Special mention:
Commercial loans	$1,857	$(422)	(18.5)%	$(427)	(18.7)%
Substandard:
Commercial loans	2,007	(29)	(1.4)	(253)	(11.2)
Consumer loans	1,542	(140)	(8.3)	(232)	(13.1)

Total substandard	3,549	(169)	(4.5)	(485)	(12.0)
Doubtful:
Commercial loans	249	(8)	(3.1)	47	23.3

Total	$5,655	$(599)	(9.6)	$(865)	(13.3)

The overall decreases in criticized commercial loans in the first half of 2011 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the period as well as paydowns related to certain exposures.

Geographic Concentrations Regional exposure at June 30, 2011 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
	Estate Loans	Loans	Receivables

New York State	48.2%	38.2%	11.2%
North Central United States	4.2	7.5	27.6
North Eastern United States	10.1	9.3	14.9
Southern United States	19.9	16.9	26.6
Western United States	17.6	28.1	19.3
Other	-	-	.4

Total	100%	100%	100%

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

HSBC USA Inc.

During the first half of 2011, marketplace liquidity continues to remain ample and companies in the financial sector continue to be able to issue debt with credit spreads approaching levels historically seen prior to the financial crisis. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base.

Interest Bearing Deposits with Banks totaled $30.5 billion and $8.2 billion at June 30, 2011 and December 31, 2010, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity. The balances increased during the first half of 2011, particularly at the Federal Reserve, as we redeployed surplus liquidity, driven by higher deposit levels.

Securities Purchased under Agreements to Resell totaled $4.3 billion and $8.2 billion at June 30, 2011 and December 31, 2010, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.

Short-Term Borrowings totaled $13.7 billion and $15.2 billion at June 30, 2011 and December 31, 2010, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.

Deposits totaled $130.7 billion and $120.7 billion at June 30, 2011 and December 31, 2010, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

Long-Term Debt increased to $19.2 billion at June 30, 2011 from $17.2 billion at December 31, 2010. The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2011 and 2010:

Six Months Ended June 30,	2011	2010

	(in millions)

Long-term debt issued	$4,469	$1,519
Long-term debt retired	(2,432)	(1,505)

Net long-term debt issued	$2,037	$14

Issuances of long-term debt during the first half of 2011 included $4.5 billion of medium term notes, of which $3.0 billion was issued to HSBC North America Holdings, Inc. in anticipation of upcoming debt maturities in the second half of 2011 and $324 million was issued by HSBC Bank USA.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. At June 30, 2011, we were authorized to issue up to $21.0 billion, of which $7.9 billion was available. HSBC Bank USA also has a $40.0 billion Global Bank Note Program of which $17.6 billion was available at June 30, 2011.

As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At June 30, 2011 and December 31, 2010, long-term debt included $1.0 billion under this facility. The facility also allows access to further borrowings of up to $4.9 billion based upon the amount pledged as collateral with the FHLB.

At June 30, 2011 and December 31, 2010, we had a $2.5 billion unused line of credit with HSBC Bank plc, a U.K. based HSBC subsidiary to support issuances of commercial paper.

At June 30, 2011, we did not have any outstanding securities backed with private label credit card and credit card receivables issued under conduit credit facilities with commercial and investment banks. At December 31, 2010, credit card and private label card receivables of $233 million were used to collateralize $150 million of funding transactions structured as secured financings under these funding programs. The facilities were terminated in April 2011 as such facilities were no longer considered to be a cost-effective source of funding.

Preferred Equity See Note 19, “Preferred Stock,” in our 2010 Form 10-K for information regarding all outstanding preferred share issues.

HSBC USA Inc.

Common Equity During the first half of 2011, we did not receive any cash capital contributions from HNAI.

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

	June 30,	December 31,
	2011	2010

Tier 1 capital to risk weighted assets	12.45%	11.80%
Total capital to risk weighted assets	18.58	18.14
Tier 1 capital to average assets	7.74	7.87
Total equity to total assets	8.79	9.10

HSBC USA manages capital in accordance with the HSBC Group policy. HSBC North America and HSBC USA have each approved an Internal Capital Adequacy Assessment Process (“ICAAP”) that works in conjunction with the HSBC Group’s ICAAP. The ICAAP evaluates regulatory capital adequacy, economic capital adequacy, rating agency requirements and capital adequacy under various stress scenarios. Our initial approach is to meet our capital needs for these stress scenarios locally through activities which reduce risk. To the extent that local alternatives are insufficient or unavailable, we will rely on capital support from our parent in accordance with HSBC’s capital management policy. HSBC has indicated that they are fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital ratios and fund certain tax planning strategies.

As discussed in previous filings, HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While HSBC USA Inc. will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis. Prior to adoption of Basel II, we are required to successfully complete a parallel run by measuring regulatory capital under both the new regulatory capital rules and the existing general risk-based rules for a period of at least four quarters. Successful completion of the parallel run period requires the approval of U.S. regulators. We began the parallel run period in January 2010 which encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. We are uncertain as to when we will receive approval from the Federal Reserve Board, our primary regulator. Regulatory approval may not occur until 2012. We have integrated Basel II metrics into our management reporting and decision making process.

In 2011, HSBC Bank USA has the ability to pay dividends under bank regulatory guidelines, as cumulative net profits for 2009 through 2011 year to date exceed dividends attributable to this period. In June 2011, HSBC Bank USA paid a $200 million dividend to HSBC USA, Inc.

U.S. regulators have issued proposed regulations and guidance on stress testing and capital planning, respectively, for bank holding companies. Under the proposed regulations, from January 1, 2012 bank holding companies would need to obtain approval of their annual capital plans prior to making capital distributions. Additionally, there are certain circumstances in which a bank holding company would be required to provide prior notice for approval of capital distributions, even if included in an approved plan.

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

HSBC USA Inc.

excluded from the 10 and 20 percent limitations. A bank’s transactions with its nonbank affiliates are also required to be on arm’s length terms.

We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 15, “Regulatory Capital,” in the accompanying consolidated financial statements.

2011 Funding Strategy Our current range of estimates for funding needs and sources for 2011 are summarized in the following table.

	Actual	Estimated
	January 1	July 1
	through	through	Estimated
	June 30,	December 31,	Full Year
	2011	2011	2011

	(in billions)

Funding needs:
Net loan growth (attrition), excluding asset transfers	$1	$4	$5
Long-term debt maturities	2	4	6

Total funding needs	$3	$8	$11

Funding sources:
Core deposit growth	$(1)	$1	$-
Other deposit growth	11	1	12
Long-term debt issuance	4	2	6
Short-term funding/investments	(14)	4	(10)
Other, including capital infusions	3	-	3

Total funding sources	$3	$8	$11

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

	Balance at June 30, 2011
	One	Over One	Over		Balance at
	Year	through	Five		December 31,
	or Less	Five Years	Years	Total	2010

	(in billions)

Standby letters of credit, net of participations(1)	$4.8	$2.4	$.1	$7.3	$7.2
Commercial letters of credit	1.1	-	-	1.1	.8
Credit derivatives(2)	51.2	251.5	41.3	344.0	354.8
Other commitments to extend credit:
Commercial	16.8	30.6	3.1	50.5	45.6
Consumer	9.5	-	-	9.5	7.2

Total	$83.4	$284.5	$44.5	$412.4	$415.6

(1)	Includes $550 million and $486 million issued for the benefit of HSBC affiliates at June 30, 2011 and December 31, 2010, respectively.

(2)	Includes $47.0 billion and $49.4 billion issued for the benefit of HSBC affiliates at June 30, 2011 and December 31, 2010, respectively.

We provide liquidity support to a number of multi-seller and single seller asset-backed commercial paper conduits (“ABCP conduits”). The tables below present information on our liquidity facilities with ABCP conduits at June 30, 2011. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure. See our 2010 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” in MD&A for additional information on these ABCP conduits.

		Conduit Assets(1)		Conduit Funding(1)
	Maximum		Weighted		Weighted
	Exposure	Total	Average Life	Commercial	Average Life
Conduit Type	to Loss	Assets	(Months)	Paper	(Days)

	(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$357	$350	57	$350	15
Third-party sponsored:
Single-seller	554	6,946	43	6,626	70

Total	$911	$7,296		$6,976

(1)	For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented above represent the total assets and funding of the conduit.

HSBC USA Inc.

	Average
	Asset	Average Credit Quality(1)
Asset Class	Mix	AAA	AA+/AA	A	A−	BB/BB−	B−

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	100%	-%	-%	100%	-%	-%	-%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	98%	2%	-%	-%	-%	-%

(1)	Credit quality is based on Standard and Poor’s ratings at June 30, 2011 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the first half of 2011, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients but at a slow pace. Credit spreads in the multi-seller conduit market have generally remained consistent with year-end spreads. The low supply of ABCP has led to continued investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.

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

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of CAD $300 million and provide a CAD $100 million credit facility. As of June 30, 2011 this credit facility was undrawn and approximately $102 million of long-term securities were held. As of December 31, 2010 this credit facility was undrawn and approximately $301 million of long-term securities were held.

As of June 30, 2011 and December 31, 2010, other than the facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements. However, we hold $10 million of long-term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

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

HSBC USA Inc.

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an decrease of $59 million and $45 million in the fair value of financial liabilities during the three and six months ended June 30, 2011, respectively, compared to a decrease of $146 million and $180 million during the prior year periods.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain on debt designated at fair value and related derivatives during the six months ended June 30, 2011 should not be considered indicative of the results for any future period.

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

Fair Value Hierarchy Fair value measurement accounting principles establish a fair value hierarchy structure that prioritizes the inputs to determine the fair value of an asset or liability (the “Fair Value Framework”). The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants’ assumptions. It emphasizes the use of valuation methodologies that maximize observable market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active,

HSBC USA Inc.

valuation techniques are used. The majority of our valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment and may change over time as market conditions evolve. We consider the following factors in developing the fair value hierarchy:

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of June 30, 2011 and December 31, 2010, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and

HSBC USA Inc.

structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Transfers between leveling categories are recognized at the end of each reporting period.

Material Transfers Between Level 1 and Level 2 Measurements During the three and six months ended June 30, 2011 and 2010, there were no material transfers between Level 1 and Level 2 measurements.

Level 3 Measurements The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010

	(dollars are in millions)

Level 3 assets(1)(2)	$5,995	$5,776
Total assets measured at fair value(3)	139,298	139,139
Level 3 liabilities	6,538	5,197
Total liabilities measured at fair value(1)	87,463	83,444
Level 3 assets as a percent of total assets measured at fair value	4.3%	4.2%
Level 3 liabilities as a percent of total liabilities measured at fair value	7.5%	6.2%

(1)	Presented without netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes $5.2 billion of recurring Level 3 assets and $770 million of non-recurring Level 3 assets at June 30, 2011 and $4.8 billion of recurring Level 3 assets and $992 million of non-recurring Level 3 assets at December 31, 2010.

(3)	Includes $138.4 billion of assets measured on a recurring basis and $863 million of assets measured on a non-recurring basis at June 30, 2011. Includes $137.6 billion of assets measured on a recurring basis and $1.5 billion of assets measured on a non-recurring basis at December 31, 2010.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in the second half of 2009 and continuing through 2010 and into the first half of 2011, the credit condition of some insurers began to improve. As a result, we made $32 million and $73 million positive credit risk adjustments to the fair value of our credit default swap contracts during the six months ended June 30, 2011 and 2010, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $329 million and $361 million against our monoline exposure at June 30, 2011 and December 31, 2010, respectively. The decrease in the first half of 2011 reflects both reductions in our outstanding positions and improvements in exposure estimates.

Loans As of June 30, 2011 and December 31, 2010, we have classified $248 million and $413 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $9 million and $14 million for such mortgage loans during the three and six months ended June 30, 2011, respectively, compared to a loss of $17 million and a gain of $60 million during the prior year periods. The changes in fair value are recorded as other revenues in the consolidated statement of income.

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the six months ended June 30, 2011, we transferred $62 million of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. There were no significant transfers of derivatives during the three months ended June 30, 2011. In addition, we transferred $86 million of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances

HSBC USA Inc.

where the embedded derivative is no longer unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.

During the three and six months ended June 30, 2010, we transferred $121 million and $225 million, respectively, of mortgage and other asset-backed securities from Level 2 to Level 3 as the availability of observable inputs declined and the discrepancy in valuation per independent pricing services increased. During the six months ended June 30, 2010, we transferred $218 million of credit derivatives from Level 2 to Level 3 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. In addition, during the three and six months ended June 30, 2010, we transferred $362 million and $369 million, respectively, of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded derivative is no longer unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. During the six months ended June 30, 2010, we transferred $184 million of corporate bonds from Level 3 to Level 2 due to the availability of observable inputs in the market including broker and independent pricing service valuations.

See Note 20, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2011 and 2010 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of June 30, 2011:

Asset-backed securities backed by consumer finance collateral:

Credit Quality of Collateral:

			Commercial
			Mortgages		Prime		Alt-A		Sub-prime
			Prior to	2006 to	Prior to	2006 to	Prior to	2006 to	Prior to	2006 to
Year of Issuance:		Total	2006	Present	2006	Present	2006	Present	2006	Present

		(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$3	$-	$-	$-	$-	$1	$-	$2	$-
	Student loans	16	-	-	-	-	16	-	-	-
	Residential mortgages	384	-	-	3	-	223	-	158	-
	Commercial mortgages	491	53	438	-	-	-	-	-	-
	Other	14	-	-	-	-	14	-	-	-

	Total AAA	908	53	438	3	-	254	-	160	-

AA	Home equity loans	139	-	-	-	-	-	139	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-
	Student loans	12	-	-	-	-	12	-	-	-
	Other	38	-	-	-	-	38	-	-	-

	Total AA	189	-	-	-	-	50	139	-	-

A	Home equity loans	1	-	-	-	-	1	-	-	-
	Residential mortgages	75	-	-	-	-	13	-	62	-
	Commercial mortgages	11	-	11	-	-	-	-	-	-
	Other	48	-	-	-	-	48	-	-	-

	Total A	135	-	11	-	-	62	-	62	-

BBB	Home equity loans	100	-	-	-	-	1	99	-	-
	Residential mortgages	24	-	-	-	-	24	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total BBB	124	-	-	-	-	25	99		-

BB	Home equity	-	-	-	-	-	-	-	-	-
	Residential mortgages	2	-	-	-	-	2	-	-	-

	Total BB	2	-	-	-	-	2	-	-	-

B	Home equity	1	-	-	-	-	-	-	1	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total B	1	-	-	-	-	-	-	1	-

CCC	Home equity loans	78	-	-	-	-	-	78	-	-
	Residential mortgages	4	-	-	-	-	-	-	-	4

	Total CCC	82	-	-	-	-	-	78	-	4

CC	Residential mortgages	-	-	-	-	-	-	-	-	-

D	Home equity loans	1	-	-	-	-	1	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total D	1	-	-	-	-	1	-	-	-

Unrated	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	13	-	-	-	-	13	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total Unrated	13	-	-	-	-	13	-	-	-

		$1,455	$53	$449	$3	$-	$407	$316	$223	$4

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated

	(in millions)

Rating of securities:	Collateral type:
	Corporate loans	$355	$-	$-	$355	$-	$-
	Residential mortgages	-	-	-	-	-	-
	Commercial mortgages	254	-	-	190	64	-
	Trust preferred	161	-	161	-	-	-
	Aircraft leasing	-	-	-	-	-	-
	Others	-	-	-	-	-	-

		770	$-	$161	$545	$64	$-

	Total asset-backed securities	$2,225

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $179 million or a decrease of the overall fair value measurement of approximately $124 million as of June 30, 2011. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

Risk Management

Overview Some degree of risk is inherent in virtually all of our activities. For the principal activities undertaken, the following are considered to be the most important types of risks:

•	Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default. Credit risk includes risk associated with cross-border exposures.

•	Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself.

•	Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to rate movements.

•	Market risk is the potential for losses in daily mark-to-market positions (mostly trading) due to adverse movements in money, foreign exchange, equity or other markets and includes both interest rate risk and trading risk.

•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events (including legal risk but excluding strategic and reputational risk).

HSBC USA Inc.

•	Compliance risk is the risk arising from failure to comply with relevant laws, regulations and regulatory requirements governing the conduct of specific businesses.

•	Fiduciary risk is the risk associated with offering services honestly and properly to clients in a fiduciary capacity in accordance with Regulation 12 CFR 9, Fiduciary Activity of National Banks.

•	Reputational risk involves the safeguarding of our reputation and can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events.

•	Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

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

HSBC USA Inc.

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

	June 30,	December 31,
	2011	2010

	(in millions)

Risk associated with derivative contracts:
Total credit risk exposure	$41,610	$39,652
Less: collateral held against exposure	4,803	4,577

Net credit risk exposure	$36,807	$35,075

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

Our liquidity management approach includes increased deposits and potential sales (e.g. residential mortgage loans) in liquidity contingency plans. Total deposits increased $10.0 billion during the first half of 2011.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At June 30, 2011, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA−	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA	AA	AA

(1)	Dominion Bond Rating Service.

As of June 30, 2011, there were no pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.

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

Present Value of a Basis Point (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010

	(in millions)

Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	2.5	3.9

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010

	(values as a
	percentage)

Institutional economic value of equity limit	+/−15	+/−15
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	(3)	(7)
Change resulting from an immediate 200 basis point decrease in interest rates	(8)	(4)

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

	June 30,
	2011		December 31, 2010
	Amount	%	Amount	%

	(dollars are in millions)

Projected change in net interest income (reflects projected rate movements on January 1):
Institutional base earnings movement limit		(8)%		(10)%
Change resulting from a gradual 100 basis point increase in the yield curve	$97	2	$43	1
Change resulting from a gradual 100 basis point decrease in the yield curve	(299)	(7)	(205)	(4)
Change resulting from a gradual 200 basis point increase in the yield curve	155	4	20	-
Change resulting from a gradual 200 basis point decrease in the yield curve	(551)	(13)	(374)	(8)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	134	3	43	1
Change resulting from an immediate 100 basis point decrease in the yield curve	(463)	(11)	(335)	(7)
Change resulting from an immediate 200 basis point increase in the yield curve	215	5	(20)	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(682)	(16)	(531)	(11)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income (loss). Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of June 30, 2011, we had an available-for-sale securities portfolio of approximately $44.7 billion with a positive mark-to-market of $538 million included in tangible common equity of $13.2 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $234 million to a net gain of $304 million with the following results on our tangible capital ratios. As of December 31, 2010, we had an available-for-sale securities portfolio of approximately $45.5 billion with a positive mark-to-market of $187 million included in tangible common equity of $12.5 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $328 million to a net loss of $141 million with the following results on our tangible capital ratios.

	June 30, 2011		December 31, 2010
	Actual	Proforma(1)	Actual	Proforma(1)

Tangible common equity to tangible assets	6.70%	6.63%	6.91%	6.80%
Tangible common equity to risk weighted assets	10.80	10.67	10.29	10.10

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

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

The following table summarizes trading VAR for the six months ended June 30, 2011:

	June 30,	Six Months Ended June 30, 2011			December 31,
	2011	Minimum	Maximum	Average	2010

			(in millions)

Total trading	$19	$13	$27	$18	$21
Equities	-	-	1	-	-
Foreign exchange	2	1	5	2	1
Interest rate directional and credit spread	16	12	24	17	18

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the six months ended June 30, 2011. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the six months ended June 30, 2011 shows that the largest daily gain was $14 million and the largest daily loss was $6 million.

	Below	$(5)	$0 to	$5 to	Over
Ranges of daily treasury trading revenue earned from market risk-related activities	$(5)	to $0	$5	$10	$10

		(dollars are in millions)

Number of trading days market risk-related revenue was within the stated range	1	40	66	16	2

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

The following table summarizes non-trading VAR for the six months ended June 30, 2011, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	June 30,	Six Months Ended June 30, 2011			December 31,
	2011	Minimum	Maximum	Average	2010

	(in millions)

Interest rate	$95	$90	$146	$122	$138

Trading Activities — Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.

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

	June 30,	December 31,
	2011	2010

	(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1 and January 1, respectively):
Value of hedged MSRs portfolio	$363	$394
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)	(10)
Calculated change in net market value	(2)	(2)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	(1)	5
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	(5)	12

HSBC USA Inc.

The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the six months ended June 30, 2011. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

	Below	$(2) to	$0 to	$2 to	Over
Ranges of mortgage economic value from market risk-related activities	$(2)	$0	$2	$4	$4

	(dollars are in millions)

Number of trading weeks market risk-related revenue was within the stated range	2	11	5	5	3

Operational Risk There have been no material changes to our approach toward operational risk since December 31, 2010.

Compliance Risk There have been no material changes to our approach toward compliance risk since December 31, 2010. However, as a result of the Servicing Consent Orders, we have submitted plans and continue to review related areas to address the deficiencies noted in the joint examination and described in the consent orders.

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

	2011			2010
Three Months Ended June 30,	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

			(dollars are in millions)

Assets
Interest bearing deposits with banks	$30,428	$22	.29%	$30,705	$21	.28%
Federal funds sold and securities purchased under resale agreements	4,960	16	1.22	4,368	8	.75
Trading securities	12,595	53	1.69	6,384	35	2.23
Securities	47,259	311	2.64	40,292	275	2.73
Loans:
Commercial	31,466	230	2.94	31,254	240	3.08
Consumer:
Residential mortgages	14,549	158	4.35	14,628	172	4.71
HELOCs and home equity mortgages	3,640	31	3.39	4,012	33	3.26
Private label card receivables	11,812	306	10.40	13,113	331	10.14
Credit cards	10,044	141	5.63	11,627	246	8.50
Auto finance	-	-	-	1,365	61	17.83
Other consumer	1,009	19	7.48	1,382	26	7.34

Total consumer	41,054	655	6.39	46,127	869	7.55

Total loans	72,520	885	4.90	77,381	1,109	5.74

Other	6,035	10	.74	5,256	12	.90

Total earning assets	173,797	$1,297	2.99%	164,386	$1,460	3.56%

Allowance for credit losses	(1,785)			(3,171)
Cash and due from banks	1,721			1,555
Other assets	26,235			27,053

Total assets	$199,968			$189,823

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$58,717	$73	.50%	$54,170	$99	.73%
Other time deposits	16,916	30	.71	16,532	41	.99
Deposits in foreign offices:
Foreign banks deposits	6,712	3	.13	9,453	7	.29
Other interest bearing deposits	20,753	4	.09	20,842	4	.08

Total interest bearing deposits	103,098	110	.43	100,997	151	.60

Short-term borrowings	15,826	8	.22	18,718	22	.47
Long-term debt	19,244	158	3.29	17,688	148	3.36

Total interest bearing deposits and debt	138,168	276	.80	137,403	321	.94
Other	281	83	100+	-	-	-

Total interest bearing liabilities	138,449	359	1.04	137,403	321	.94

Net interest income/Interest rate spread		$938	1.95%		$1,139	2.62%

Noninterest bearing deposits	25,142			21,460
Other liabilities	18,967			15,026
Total shareholders’ equity	17,410			15,934

Total liabilities and shareholders’ equity	$199,968			$189,823

Net interest margin on average earning assets			2.16%			2.78%
Net interest margin on average total assets			1.88%			2.41%

(1)	Rates are calculated on unrounded numbers.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended June 30, 2011 and 2010 included fees of $17 million and $16 million, respectively.

The following table shows the year-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	2011			2010
Six Months Ended June 30,	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

			(dollars are in millions)

Assets
Interest bearing deposits with banks	$25,414	$38	.30%	$32,277	$43	.27%
Federal funds sold and securities purchased under resale agreements	5,813	31	1.06	3,436	14	.84
Trading securities	12,678	104	1.65	5,894	67	2.30
Securities	46,850	634	2.73	36,452	522	2.89
Loans:
Commercial	31,563	463	2.96	31,825	485	3.07
Consumer:
Residential mortgages	14,629	320	4.41	14,724	348	4.77
HELOCs and home equity mortgages	3,691	60	3.26	4,057	66	3.28
Private label card receivables	12,222	598	9.87	13,716	693	10.19
Credit cards	10,187	326	6.46	12,023	534	8.96
Auto finance	-	-	-	1,614	143	17.90
Other consumer	1,110	41	7.41	1,416	51	7.25

Total consumer	41,839	1,345	6.48	47,550	1,835	7.78

Total loans	73,402	1,808	4.97	79,375	2,320	5.89

Other	6,065	22	.76	6,025	23	.78

Total earning assets	170,222	$2,637	3.12%	163,459	$2,989	3.69%

Allowance for credit losses	(1,938)			(3,472)
Cash and due from banks	1,677			1,558
Other assets	25,759			25,198

Total assets	$195,720			$186,743

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$57,994	$149	.52%	$53,569	$204	.77%
Other time deposits	16,884	61	.73	17,075	89	1.04
Deposits in foreign offices:
Foreign banks deposits	6,626	6	.17	9,476	12	.25
Other interest bearing deposits	18,877	10	.11	20,597	9	.09

Total interest bearing deposits	100,381	226	.45	100,717	314	.63

Short-term borrowings	18,898	21	.23	17,787	43	.49
Long-term debt	18,191	319	3.54	17,658	288	3.29

Total interest bearing deposits and debt	137,470	566	.83	136,162	645	.95
Other	260	85	65.66	-	-	-

Total interest bearing liabilities	137,730	651	.95	136,162	645	.95

Net interest income/Interest rate spread		$1,986	2.17%		$2,344	2.74%

Noninterest bearing deposits	24,700			21,373
Other liabilities	16,110			13,575
Total shareholders’ equity	17,180			15,633

Total liabilities and shareholders’ equity	$195,720			$186,743

Net interest margin on average earning assets			2.35%			2.89%
Net interest margin on average total assets			2.05%			2.53%

(1)	Rates are calculated on unrounded numbers.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the six months ended June 30, 2011 and 2010 included fees of $38 million and $30 million, respectively.

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

Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 19, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 73 for our legal proceedings disclosure, which is incorporated herein by reference.

HSBC USA Inc.

Item 6. Exhibits

Exhibits included in this Report:

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document [1,2]
101.SCH	XBRL Taxonomy Extension Schema Document [1,2]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1,2]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]	Pursusant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive date files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of June 30, 2011 and December 31. 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

[2]	As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC USA Inc.

Index

Assets:
       by business segment  59
       consolidated average balances  163
       fair value measurements  78
       nonperforming  31, 33, 142
       trading  11, 110
Asset-backed commercial paper conduits  64
Asset-backed securities  12, 90, 154
Balance sheet:
       consolidated  4
       consolidated average balances  163
       review  107
Basel II  103, 146
Basis of reporting  104
Business:
       consolidated performance review  98
Capital:
       2011 funding strategy  147
       common equity movements  146
       consolidated statement of changes  6
       regulatory capital  57
       selected capital ratios  57, 102, 146
Cash flow (consolidated)  7
Cautionary statement regarding forward-looking
       statements  96
Collateral — pledged assets  73
Collateralized debt obligations  90, 155
Commercial banking segment results
       (IFRSs)  59, 128
Compliance risk  156
Controls and procedures  165
Credit card fees  118
Credit quality  30, 31, 103, 133, 154
Credit risk:
       adjustment  93
       component of fair value option  46
       concentration  33
       exposure  157
       management  156
       related contingent features  44
       related arrangements  68
Current environment  96
Deferred tax assets  48
Deposits  111, 114, 145
Derivatives:
       cash flow hedges  41
       fair value hedges  39
       notional value  45
       trading and other  41
Discontinued operations  9
Equity:
       consolidated statement of changes  6
       ratios  57, 102, 146
Equity securities available-for-sale  12
Estimates and assumptions  9
Executive overview  96
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  80
       assets and liabilities recorded at fair value on a
          non-recurring basis  86
       control over valuation process  150
       financial instruments  79
       hierarchy  150
       transfers into/out of level one and
          two  82, 152
       transfers into/out of level two and
          three  85, 152
       valuation techniques  87
Fiduciary risk  162
Financial assets:
       designated at fair value  45
Financial highlights metrics  102
Financial liabilities:
       designated at fair value  45
       fair value of financial liabilities  79, 80
Forward looking statements  96
Funding  103, 147
Gain on instruments designated at fair value and related
       derivatives  45
Gains less losses from securities  20, 120
Global Banking and Markets:
       balance sheet data (IFRSs)  59
       segment results (IFRSs)  59, 129
Geographic concentration of receivables  144
Goodwill  38
Guarantee arrangements  67
Impairment:
       available-for-sale securities  16
       credit losses  34, 115, 135
       nonperforming loans  31, 33, 142
       impaired loans  143
Intangible assets  37
Income tax expense  48
Internal control  165
Interest rate risk  158
Key performance indicators  102
Legal proceedings  165
Leveraged finance transactions  45

HSBC USA Inc.

Liabilities:
       commitments, lines of credit  147
       deposits  111, 114, 145
       financial liabilities designated at
          fair value  45
       long-term debt  112
       short-term borrowings  112
       trading  11, 110
Liquidity and capital resources  144
Liquidity risk  157
Litigation and regulatory matters  73
Loans:
       by category  22, 108
       by charge-off (net)  35, 136
       by delinquency  32, 138
       criticized assets  30, 143
       geographic concentration  144
       held for sale  36, 109
       impaired  26, 143
       nonperforming  25, 142
       overall review  108
       purchases from HSBC Finance  22, 52
       risk concentration  33
       troubled debt restructures  26
Loan impairment charges — see Provision for
       credit losses
Loan-to-deposits ratio  102
Market risk  160
Market turmoil:
       exposures  157
       impact on liquidity risk  144
Monoline insurers  19, 99, 130
Mortgage lending products  22, 108
Mortgage servicing rights  37, 92
Net interest income  113
New accounting pronouncements  93
Off balance sheet arrangements  147
Operating expenses  123
Operational risk  162
Other revenue  117
Other segment results (IFRSs)  59, 132
Pension and other postretirement benefits  50
Performance, developments and trends  98
Pledged assets  73
Private banking segment results (IFRSs)  59, 131
Profit (loss) before tax:
       by segment — IFRSs  59
       consolidated  3
Provision for credit losses  115
Ratios:
       capital  57, 102, 146
       charge-off (net)  140
       credit loss reserve related  135
       delinquency  32, 138
       earnings to fixed charges — Exhibit 12
       efficiency  100, 125
       financial  102
       loans-to-deposits  102
Real estate owned  112
Reconciliation of U.S. GAAP results to IFRSs  104
Refreshed loan-to-value  109
Related party transactions  51
Reputational risk  162
Results of operations  113
Retail banking and wealth management segment
       results (IFRSs)  59, 126
Risk elements in the loan portfolio  33
Risk management:
       credit  156
       compliance  162
       fiduciary  162
       interest rate  158
       liquidity  157
       market  160
       operational  162
       reputational  162
       strategic  162
Securities:
       fair value  12
       impairment  16
       maturity analysis  21
Segment results — IFRSs basis:
       retail banking and wealth management  59, 126
       commercial banking  59, 128
       global banking and markets  59, 129
       private banking  59, 131
       other  59, 132
       overall summary  125
Selected financial data  102
Sensitivity:
       projected net interest income  113
Statement of changes in shareholders’ equity  6
Statement of changes in comprehensive income  6
Statement of income  3
Strategic risk  162
Table of contents  2
Tax expense  48
Trading:
       assets  11, 110
       derivatives  11, 110
       liabilities  11, 110
       portfolios  11
Trading revenue (net)  118
Troubled debt restructures  27
Value at risk  160
Variable interest entities  62

HSBC USA Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2011

HSBC USA Inc.
(Registrant)

/s/  John T. Mcginnis
John T. McGinnis
Executive Vice President and
Chief Financial Officer

Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document [1,2]
101.SCH	XBRL Taxonomy Extension Schema Document [1,2]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1,2]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]	Pursusant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive date files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of June 30, 2011 and December 31. 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

[2]	As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.