Form 10-Q
period 2011-09-30
HSBC USA INC /MD/
filed 2011-11-09
CIK 83246

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
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

As of October 31, 2011, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

FORM 10-Q

HSBC USA Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Interest income:
Loans	$456	$490	$1,346	$1,593
Securities	306	311	929	822
Trading assets	52	33	156	100
Short-term investments	35	26	104	83
Other	10	12	32	35

Total interest income	859	872	2,567	2,633

Interest expense:
Deposits	58	62	171	202
Short-term borrowings	10	22	31	62
Long-term debt	151	124	445	336
Other	12	-	97	-

Total interest expense	231	208	744	600

Net interest income	628	664	1,823	2,033
Provision for credit losses	78	10	171	(7)

Net interest income after provision for credit losses	550	654	1,652	2,040

Other revenues:
Credit card fees	31	33	95	93
Other fees and commissions	223	209	608	693
Trust income	26	26	82	79
Trading revenue	(107)	126	243	419
Net other-than-temporary impairment losses(1)	-	(4)	-	(45)
Other securities gains, net	49	37	105	59
Servicing and other fees from HSBC affiliates	50	42	152	111
Residential mortgage banking revenue	34	11	48	(106)
Gain on instruments designated at fair value and related derivatives	379	89	440	317
Other income	(18)	29	19	201

Total other revenues	667	598	1,792	1,821

Operating expenses:
Salaries and employee benefits	265	285	852	813
Support services from HSBC affiliates	413	306	1,094	960
Occupancy expense, net	73	65	208	201
Other expenses	170	167	590	511

Total operating expenses	921	823	2,744	2,485

Income from continuing operations before income tax expense	296	429	700	1,376
Income tax expense	120	144	249	464

Income from continuing operations	176	285	451	912

Discontinued Operations (Note 2):
Income from discontinued operations before income tax expense	211	211	653	562
Income tax expense	76	79	231	203

Income from discontinued operations	135	132	422	359

Net income	$311	$417	$873	$1,271

(1)	During the three and nine months ended September 30, 2011 there were no other-than-temporary impairment (“OTTI”) losses on securities recognized in other revenues and no OTTI losses in the non-credit component on securities were recognized in accumulated other comprehensive income (loss). During the three and nine months ended September 30, 2010, OTTI losses on securities available-for-sale and held-to-maturity totaling $4 million and $45 million, respectively, were recognized in other revenues and losses in the non-credit component recognized in accumulated other comprehensive income (loss) were not significant.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2011	2010

	(in millions)

Assets(1)
Cash and due from banks	$1,585	$1,576
Interest bearing deposits with banks	21,291	8,202
Federal funds sold and securities purchased under agreements to resell	5,095	8,236
Trading assets	40,443	32,402
Securities available-for-sale	52,758	45,523
Securities held-to-maturity (fair value of $2.4 billion and $3.4 billion at September 30, 2011 and December 31, 2010, respectively, and includes $881 million at December 31, 2010 collateralizing short-term borrowings)	2,123	3,190
Loans	49,600	49,809
Less – allowance for credit losses	749	852

Loans, net	48,851	48,957

Loans held for sale (includes $364 million and $1.3 billion designated under fair value option at September 30, 2011 and December 31, 2010, respectively)	3,602	2,390
Properties and equipment, net	460	549
Intangible assets, net	261	424
Goodwill	2,228	2,626
Other assets	9,305	7,099
Other branch related assets held for sale	440	-
Assets of discontinued operations	20,824	22,639

Total assets	$209,266	$183,813

Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$15,823	$23,045
Interest bearing (includes $9.6 billion and $7.4 billion designated under fair value option at September 30, 2011 and December 31, 2010, respectively)	73,675	72,808
Deposits in foreign offices:
Noninterest bearing	1,759	1,263
Interest bearing	26,632	23,502
Deposits held for sale	14,952	-

Total deposits	132,841	120,618
Short-term borrowings	19,131	15,187
Long-term debt (includes $4.2 billion and $5.4 billion designated under fair value option at September 30, 2011 and December 31, 2010, respectively, collateralized by available-for-sale securities)	18,585	17,080

Total debt	170,557	152,885
Trading liabilities	13,024	10,528
Interest, taxes and other liabilities	5,864	3,007
Other branch related liabilities held for sale	11	-
Liabilities of discontinued operations	1,408	660

Total liabilities	190,864	167,080

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 shares issued and outstanding at September 30, 2011 and December 31, 2010)	-	-
Additional paid-in capital	13,824	13,785
Retained earnings	2,354	1,536
Accumulated other comprehensive income (loss)	659	(153)

Total common shareholder’s equity	16,837	15,168

Total shareholders’ equity	18,402	16,733

Total liabilities and shareholders’ equity	$209,266	$183,813

(1)	The following table summarizes assets and liabilities related to variable interest entities (“VIEs”) as of September 30, 2011 and December 31, 2010 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED) (Continued)

	September 30,	December 31,
	2011	2010

	(in millions)

Assets
Interest bearing deposits with banks	$106	$759
Securities held-to-maturity	-	881
Loans, net	-	1,220
Other assets	523	512
Assets of discontinued operations	7,801	11,908

Total assets	$8,430	$15,280

Liabilities
Short-term borrowings	$-	$3,022
Long-term debt	55	55
Interest, taxes and other liabilities	159	112
Liabilities of discontinued operations	1,090	431

Total liabilities	$1,304	$3,620

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30,	2011	2010

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-

Additional paid-in capital
Balance at beginning of period	13,785	13,795
Capital contributions from parent	21	-
Return of capital on preferred shares issued to CT Financial Services, Inc.	-	(3)
Employee benefit plans and other	18	(6)

Balance at end of period	13,824	13,786

Retained earnings
Balance at beginning of period	1,536	45
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	-	1

Balance at beginning of period, as adjusted	1,536	46
Net income	873	1,271
Cash dividends declared on preferred stock	(55)	(55)

Balance at end of period	2,354	1,262

Accumulated other comprehensive income ( loss)
Balance at beginning of period	(153)	(228)
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	-	(246)

Balance at beginning of period, as adjusted	(153)	(474)
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	797	881
Other-than-temporarily impaired securities available for sale(1)	1	56
Other-than-temporarily impaired securities held to maturity(1)	11	49
Adjustment to reverse other-than-temporary impairment on securities held-to-maturity due to deconsolidation of VIE	142	-
Derivatives designated as cash flow hedges	(141)	10
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	2	(2)

Other comprehensive income, net of tax	812	994

Balance at end of period	659	520

Total shareholders’ equity	$18,402	$17,133

Comprehensive income
Net income	$873	$1,271
Other comprehensive income, net of tax	812	994

Comprehensive income	$1,685	$2,265

(1)	During the three and nine months ended September 30, 2011 there were no OTTI losses on securities recognized in other revenues and no OTTI losses in the non-credit component on securities were recognized in accumulated other comprehensive income (loss). During the three and nine months ended September 30, 2010, OTTI losses on securities available-for-sale and held-to-maturity totaling $4 million and $45 million, respectively, were recognized in other revenues and losses in the non-credit component recognized in accumulated other comprehensive income (loss) were not significant.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2011	2010

	(in millions)

Cash flows from operating activities
Net income	$873	$1,271
Income from discontinued operations	422	359

Income from continuing operations	451	912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220	215
Impairment of internally developed software	94	-
Provision for credit losses	171	(7)
Other-than-temporary impairment losses relating to credit	-	45
Realized gains on securities available for sale	(104)	(59)
Net change in other assets and liabilities	(920)	(770)
Net change in loans held for sale:
Originations of loans	(2,280)	(2,885)
Sales and collection of loans held for sale	3,106	3,017
Tax refund anticipation loans:
Originations of loans	-	(3,082)
Transfers of loans to HSBC Finance, including premium	-	3,086
Net change in trading assets and liabilities	(5,446)	(2,246)
Lower of cost or fair value adjustments on loans held for sale	44	(65)
Mark-to-market on financial instruments designated at fair value and related derivatives	(441)	(317)
Net change in fair value of derivatives and hedged items	(898)	(29)

Cash used in operating activities – continuing operations	(6,003)	(2,185)
Cash provided by operating activities – discontinued operations	1,056	1,724

Net cash used in operating activities	(4,947)	(461)

Cash flows from investing activities
Net change in interest bearing deposits with banks	(13,089)	4,400
Net change in federal funds sold and securities purchased under agreements to resell	3,141	(10,386)
Securities available-for-sale:
Purchases of securities available-for-sale	(23,820)	(27,829)
Proceeds from sales of securities available-for-sale	17,423	13,083
Proceeds from maturities of securities available-for-sale	2,475	2,081
Securities held-to-maturity:
Purchases of securities held-to-maturity	-	(1,791)
Proceeds from maturities of securities held-to-maturity	470	934
Change in loans:
Originations, net of collections	(4,308)	72
Loans sold to third parties	304	2,054
Net cash used for acquisitions of properties and equipment	(18)	(41)
Other, net	(83)	78

Cash used in investing activities – continuing operations	(17,505)	(17,345)
Cash provided by investing activities – discontinued operations	1,960	3,434

Net cash used in investing activities	(15,545)	(13,911)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Nine Months Ended September 30,	2011	2010

	(in millions)

Cash flows from financing activities
Net change in deposits	11,966	282
Debt:
Net change in short-term borrowings	6,571	13,534
Issuance of long-term debt	5,152	3,842
Repayment of long-term debt	(3,099)	(1,920)
Debt repayment related to structured note vehicle VIEs	-	(189)
Debt issued related to the sale and leaseback of 452 Fifth Avenue property	-	309
Repayment of debt issued related to the sale and leaseback of 452 Fifth Avenue property	(21)	(16)
Return of capital on preferred shares issued to CT Financial Services, Inc.	-	(3)
Other increases in capital surplus	18	(6)
Dividends paid	(55)	(55)

Cash provided by financing activities – continuing operations	20,532	15,778
Cash used in financing activities – discontinued operations	(148)	(1,626)

Net cash provided by financing activities	20,384	14,152

Net change in cash and due from banks	(108)	(220)
Cash and due from banks at beginning of period(1)	1,693	3,159

Cash and due from banks at end of period(2)	$1,585	$2,939

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$99	$(707)
Transfer of loans to held for sale	$2,619	$1,209

(1)	Cash at beginning of period includes $117 million and $1,246 million for discontinued operations as of January 1, 2011 and 2010, respectively.

(2)	Cash at end of period does not include any amounts related to discontinued operations as of September 30, 2011 and 2010.

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

As of March 31, 2011, we no longer had a controlling financial interest in Bryant Park Funding LLC (“Bryant Park”) and as a result, we no longer consolidated this variable interest entity. See Note 18, “Variable Interest Entities,” for further details and related impact.

During the third quarter of 2011, we adopted a new Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and reporting of troubled debt restructurings as well as for recording impairment. This new Accounting Standards Updated also made effective new disclosure requirements for troubled debt restructurings. See Note 22, “New Accounting Pronouncements,” for further details and related impacts and Note 6, “Loans” for additional disclosures regarding troubled debt restructurings.

HSBC USA Inc.

2.  Discontinued Operations

Sale of Certain Credit Card Operations to Capital One On August 10, 2011 HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA Inc. and other wholly-owned affiliates entered into an agreement to sell its Card and Retail Services business, which includes both its U.S. credit card and private label operations, to Capital One Financial Group (“Capital One”). This sale includes our GM and UP credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. At September 30, 2011, we have classified these receivables as held for sale as a component of Assets of discontinued operations on our balance sheet. The total consideration paid to HSBC may be paid in cash or a combination of cash and common stock to a maximum of $750 million of common stock (to be priced at $39.23 per share) at the option of Capital One. Based on balances at September 30, 2011, the total consideration for these receivables that would be allocated to us is approximately $20.0 billion. We recorded a lower of amortized cost or fair value adjustment of $159 million on these receivables in the third quarter of 2011 which is reflected in other revenues in the table below. This fair value adjustment was largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization are no longer recorded. The sale to Capital One does not include credit card receivables associated with HSBC Bank USA’s legacy credit card program and, therefore, are excluded from the table below, however a portion of these receivables are being sold to First Niagara Bank N.A. and HSBC Bank USA will continue to offer credit cards to HSBC Bank USA’s customers. We anticipate this transaction will close during the first half of 2012. No significant closure costs are expected to be incurred as a result of exiting these portfolios.

Because the credit card and private label receivables being sold have been classified as held for sale and the operations and cash flows from these receivables will be eliminated from our ongoing operations upon disposition without any significant continuing involvement, we have determined we have met the requirements to report the results of these credit card and private label card receivables being sold as discontinued operations and have included these receivables in Assets of discontinued operations on our balance sheet for all periods presented. The results for these receivables were previously reported in the Retail Banking and Wealth Management segment.

The following summarizes the results of our discontinued credit card operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

		(in millions)

Interest income	$519	$533	$1,437	$1,751
Interest expense(1)	61	106	199	359

Net interest income	458	427	1,238	1,392
Provision for credit losses(2)	106	235	404	919

Net interest income after provision for credit losses	352	192	834	473
Other revenues(3)	28	188	331	601
Operating expenses	169	183	511	540

Income from discontinued operations before income tax	$211	$197	$654	$534

(1)	Interest expense was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

(2)	For periods following the transfer of the receivables to held for sale, the receivables are carried at the lower of amortized cost or fair value. As a result, we no longer record provisions for credit losses, including charge-offs, for these receivables.

(3)	Included in other revenues in the three and nine months ended September 30, 2011 was a $159 million lower of amortized cost or fair value adjustment.

HSBC USA Inc.

The following summarizes the assets and liabilities of our discontinued credit card operations at September 30, 2011 and December 31, 2010 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. The assets and liabilities of discontinued operations are considered held for sale at September 30, 2011.

	September 30,	December 31,
	2011	2010

	(in millions)

Loans, net(1)(2)	$19,982	$21,942
Other assets	842	578

Assets of discontinued operations	$20,824	$22,520

Deposits in domestic offices – noninterest bearing	$35	$33
Long-term debt(1)	-	150
Other liabilities	1,369	463

Liabilities of discontinued operations	$1,404	$646

(1)	At September 30, 2011 we did not have any outstanding securities backed with private label credit card or credit card receivables issued under conduit credit facilities with commercial and investment banks. At December 31, 2010, credit card and private label credit card receivables of $233 million were used to collateralize $150 million of funding transactions structured as secured financing under these funding programs. The facilities were terminated in April 2011 as such facilities were no longer considered to be a cost-effective source of funding.

(2)	At September 30, 2011, the receivables are carried at the lower of amortized cost or fair value. At December 31, 2010, loans were carried at amortized cost net of credit loss reserves which totaled $1,318 million.

Troubled debt restructurings represent receivables for which the original contract terms have been modified to provide for terms that are less than what we would be willing to accept for new receivables with comparable risk because of deterioration in the borrower’s financial status. At September 30, 2011, our discontinued credit card and private label operations had loans which qualified as troubled debt restructurings (“TDR Loans”) with an outstanding principal balance of $392 million. The additional credit card and private label card TDR Loans reported in the third quarter of 2011 as a result of the adoption of the new Accounting Standards Update was not significant. At December 31, 2010, our discontinued credit card and private label operations had TDR Loans with an outstanding principal balance of $477 million. During the three and nine months ended September 30, 2011, credit card and private label credit card and closed-end TDR Loans of $11 million and $54 million, respectively, which were classified as TDR Loans during the previous 12 months became sixty days or greater contractually delinquent.

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

As part of the decision to exit the Banknotes Business, in October 2010 we sold the assets of our Asian banknotes operations (“Asian Banknotes Operations”) to an unaffiliated third party for total consideration of approximately $11 million in cash. As a result, during the third quarter of 2010 we classified the assets of the Asian Banknotes Operations of $23 million, including an allocation of goodwill of $21 million, as held for sale. Because the carrying amount of the assets being sold exceeded the agreed-upon sales price, we recorded a lower of amortized cost or fair value adjustment of $12 million in the third quarter of 2010. As the exit of our Banknotes Business, including the sale of our Asian Banknotes Operations, was substantially completed in the fourth quarter of 2010, we began to report the results of our Banknotes Business as discontinued operations at that time.

HSBC USA Inc.

The exit of our Banknotes Business was completed in the second quarter of 2011 with the sale of our European Banknotes Business to HSBC Bank plc in April. The table below summarizes the operating results of our Banknotes Business for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Net interest income and other revenues	$-	$28	$19	$84
Income (loss) from discontinued operations before income tax (benefit) expense	-	14	(1)	28

The following summarizes the assets and liabilities of our Banknotes Business which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	September 30,	December 31,
	2011	2010

	(in millions)

Cash	$-	$117
Other assets	-	2

Assets of discontinued operations	$-	$119

Other liabilities	$4	$14

Liabilities of discontinued operations	$4	$14

3.  Branch Assets and Liabilities Held for Sale

On July 31, 2011, we announced that we had reached an agreement with First Niagara Bank, N.A. (“First Niagara”) to sell 195 retail branches, including certain loans, deposits and related branch premises, primarily located in upstate New York. The agreement includes the transfer of approximately $15.0 billion in deposits and $2.6 billion in loans as of September 30, 2011, as well as related branch premises, for a premium of 6.67 percent of the deposits, representing $1.0 billion based on current deposit levels which will result in a gain upon closing of the transaction, net of allocated goodwill. Branch premises will be sold for fair value and loans and other transferred assets will be sold at their book values. The all-cash transaction is expected to close in early 2012, subject to regulatory approvals, including approval by the acquirer’s regulator. As a result of this transaction, the assets and liabilities related to the branches being sold have been classified as held for sale in our consolidated balance sheet at September 30, 2011.

The following summarizes the assets and liabilities classified as held for sale at September 30, 2011 in our consolidated balance sheet related to the announced agreement to sale certain retail branches.

At September 30,	2011

(in millions)

Loans held for sale(1)	$2,619

Other branch assets held for sale:
Properties and equipment, net	42
Goodwill allocated to retail branch disposal group	398

Total other branch assets held for sale	440

Total branch assets held for sale	$3,059

Deposits held for sale	$14,952
Other branch liabilities held for sale	11

Total branch liabilities held for sale	$14,963

HSBC USA Inc.

(1)	Loans held for sale includes $539 million of commercial loans, $1.5 billion of residential mortgages, $415 million of credit card loans and $170 million in other consumer loans.

4.  Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	September 30,	December 31,
	2011	2010

	(in millions)

Trading assets:
U.S. Treasury	$1,035	$1,874
U.S. Government agency	140	62
U.S. Government sponsored enterprises(1)	4	632
Asset-backed securities	997	1,148
Corporate and foreign bonds(2)	12,495	5,897
Other securities	40	52
Precious metals	17,035	16,725
Fair value of derivatives	8,697	6,012

	$40,443	$32,402

Trading liabilities:
Securities sold, not yet purchased	$487	$212
Payables for precious metals	6,704	5,326
Fair value of derivatives	5,833	4,990

	$13,024	$10,528

(1)	Includes mortgage-backed securities of $4 million and $598 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) at September 30, 2011 and December 31, 2010, respectively, and $34 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at December 31, 2010.

(2)	There were no foreign bonds issued by the governments of Portugal, Ireland, Italy, Greece or Spain at either September 30, 2011 or December 31, 2010.

At September 30, 2011 and December 31, 2010, the fair value of derivatives included in trading assets has been reduced by $5 billion and $3.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At September 30, 2011 and December 31, 2010, the fair value of derivatives included in trading liabilities has been reduced by $8.1 billion and $5.8 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

HSBC USA Inc.

5.  Securities

The amortized cost and fair value of the securities available-for-sale and securities held to maturity are summarized in the following tables.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$17,664	$-	$530	$(178)	$18,016
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	41	-	1	-	42
Direct agency obligations	2,465	-	359	(1)	2,823
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,096	-	719	(1)	15,814
Collateralized mortgage obligations	6,670	-	193	-	6,863
Direct agency obligations	2	-	-	-	2
Obligations of U.S. states and political subdivisions	568	-	29	(1)	596
Asset backed securities collateralized by:
Residential mortgages	13	-	1	(3)	11
Commercial mortgages	472	-	7	(1)	478
Home equity	397	-	-	(104)	293
Student loans	24	-	-	(1)	23
Other	116	-	-	(21)	95
Corporate and other domestic debt securities(2)	600	-	4	-	604
Foreign debt securities(2)(6)	6,992	-	42	(79)	6,955
Equity securities(3)	130	-	13	-	143

Total available-for-sale securities	$51,250	$-	$1,898	$(390)	$52,758

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,485	$-	$205	$-	$1,690
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	83	-	14	-	97
Collateralized mortgage obligations	313	-	46	-	359
Obligations of U.S. states and political subdivisions	68	-	3	-	71
Asset backed securities collateralized by:
Residential mortgages	174	-	10	(1)	183

Total held-to-maturity securities	$2,123	$-	$278	$(1)	$2,400

HSBC USA Inc.

		Non-Credit
		Loss
		Component of
	Amortized	OTTI	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Securities	Gains	Losses	Value

	(in millions)

Securities available-for-sale:
U.S. Treasury	$19,336	$-	$139	$(378)	$19,097
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	47	-	-	(1)	46
Direct agency obligations	2,115	-	79	(9)	2,185
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	11,237	-	252	(27)	11,462
Collateralized mortgage obligations	7,566	-	160	(52)	7,674
Direct agency obligations	19	-	-	(1)	18
Obligations of U.S. states and political subdivisions	571	-	13	(5)	579
Asset backed securities collateralized by:
Residential mortgages	13	-	-	(2)	11
Commercial mortgages	537	-	17	(2)	552
Home equity	464	(1)	-	(111)	352
Student loans	29	-	-	(2)	27
Other	120	-	1	(17)	104
Corporate and other domestic debt securities(2)	676	-	7	-	683
Foreign debt securities(2)(6)	2,552	-	53	-	2,605
Equity securities(3)	126	-	2	-	128

Total available-for-sale securities	$45,408	$(1)	$723	$(607)	$45,523

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,586	$-	$151	$-	$1,737
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	94	-	15	-	109
Collateralized mortgage obligations	327	-	36	-	363
Obligations of U.S. states and political subdivisions	111	-	4	(1)	114
Asset backed securities collateralized by:
Residential mortgages	191	-	8	(3)	196
Asset-backed securities (predominantly credit card) and other debt securities held by consolidated VIE(5)	1,034	(153)	-	-	881

Total held-to-maturity securities	$3,343	$(153)	$214	$(4)	$3,400

HSBC USA Inc.

(1)	Includes securities at amortized cost of $26 million and $30 million issued or guaranteed by the FNMA at September 30, 2011 and December 31, 2010, respectively, and $15 million and $17 million issued or guaranteed by FHLMC at September 30, 2011 and December 31, 2010, respectively.

(2)	At September 30, 2011, other domestic debt securities included $575 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.4 billion of securities fully backed by foreign governments. The remainder of foreign debt securities represents foreign bank or corporate debt. At December 31, 2010, other domestic debt securities included $676 million of securities at amortized cost fully backed by the FDIC and foreign debt securities consisted of $2.2 billion of securities fully backed by foreign governments. The remainder of foreign debt securities represents foreign bank or corporate debt.

(3)	Includes preferred equity securities at amortized cost issued by FNMA of $2 million at September 30, 2011 and December 31, 2010. Balances at September 30, 2011 and December 31, 2010 reflect cumulative other-than-temporary impairment charges of $203 million.

(4)	Includes securities at amortized cost of $610 million and $622 million issued or guaranteed by FNMA at September 30, 2011 and December 31, 2010, respectively, and $875 million and $964 million issued and guaranteed by FHLMC at September 30, 2011 and December 31, 2010, respectively.

(5)	Relates to securities held by Bryant Park Funding LLC, a variable interest entity which was consolidated at December 31, 2010. See Note 18, “Variable Interest Entities” for additional information.

(6)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at September 30, 2011 and December 31, 2010.

A summary of gross unrealized losses and related fair values as of September 30, 2011 and December 31, 2010, classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value	Number of	Unrealized	Fair Value
September 30, 2011	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	20	$(178)	$6,628	-	$-	$-
U.S. Government sponsored enterprises	6	-	76	17	(1)	9
U.S. Government agency issued or guaranteed	36	(1)	489	2	-	4
Obligations of U.S. states and political subdivisions	5	(1)	28	2	-	19
Asset backed securities	-	-	-	50	(130)	428
Foreign debt securities	11	(79)	4,245	-	-	-
Equity securities	1	-	-	-	-	-

Securities available-for-sale	79	$(259)	$11,466	71	$(131)	$460

Securities held-to-maturity:
U.S. Government sponsored enterprises	20	$-	$-	3	$-	$-
U.S. Government agency issued or guaranteed	681	-	2	5	-	-
Obligations of U.S. states and political subdivisions	10	-	4	7	-	3
Asset backed securities	-	-	-	4	(1)	14

Securities held-to-maturity	711	$-	$6	19	$(1)	$17

HSBC USA Inc.

	One Year or Less			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value	of	Unrealized	Fair Value
December 31, 2010	Securities	Losses	of Investment	Securities	Losses	of Investment

	(dollars are in millions)

Securities available-for-sale:
U.S. Treasury	43	$(378)	$10,034	-	$-	$-
U.S. Government sponsored enterprises	14	(9)	131	13	(1)	10
U.S. Government agency issued or guaranteed	70	(80)	4,409	2	-	2
Obligations of U.S. states and political subdivisions	27	(3)	127	5	(2)	36
Asset backed securities	3	-	-	51	(133)	506
Corporate and other domestic debt securities	3	-	200	-	-	-
Foreign debt securities	1	-	84	1	-	25

Securities available-for-sale	161	$(470)	$14,985	72	$(136)	$579

Securities held-to-maturity:
U.S. Government sponsored enterprises	21	$-	$-	1	$-	$-
U.S. Government agency issued or guaranteed	570	-	2	2	-	-
Obligations of U.S. states and political subdivisions	14	-	7	12	(1)	14
Asset backed securities	-	-	-	6	(3)	44

Securities held-to-maturity	605	$-	$9	21	$(4)	$58

Gross unrealized losses decreased and gross unrealized gains increased within the available-for-sale portfolio overall in the first nine months of 2011 primarily due to decreases in interest rates since December 31, 2010, particularly during the third quarter due to market conditions. In addition, rates rose significantly toward the end of 2010 driven by inflationary fears and uncertainty about the quantity and timing of the Federal Reserve’s bond buying program. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. During the three and nine months ended September 30, 2011, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component and changes in the non-credit portion for the nine month period ended September 30, 2011 represent a reversal of a portion of previously recorded impairment losses that were recognized in other comprehensive income. During the three and nine months ended September 30, 2010, 5 and 38 debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates. The credit loss component of the applicable debt securities totaling $4 million and $45 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income for the three and nine months ended September 30, 2010, respectively, while there was no significant losses in the non-credit component of such impaired securities reflected in accumulated other comprehensive income (loss) and changes in the non-credit portion for the nine month period ended September 30, 2010 primarily represent a net reversal of a portion of previously recorded impairment losses recognized in other comprehensive income.

Except as noted above, we do not consider any other securities to be other-than-temporarily impaired as we expect to recover the amortized cost basis of these securities and we neither intend nor expect to be required to sell these

HSBC USA Inc.

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

For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 83 percent and 89 percent of total available-for-sale and held-to-maturity securities as of September 30, 2011 and December 31, 2010, respectively, our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

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

The amortized cost and fair value of those asset-backed securities with unrealized loss of more than 12 months for which no other-than-temporary-impairment has been recognized at September 30, 2011 and December 31, 2010 are as follows:

	Balance as of September 30, 2011
		Unrealized Losses for
	Amortized Cost	More Than 12 Months	Fair Value

	(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$10	$(3)	$7
Commercial mortgages	24	(1)	23
Home equity loans	397	(104)	293
Student loans	24	(1)	23
Other	103	(21)	82

Subtotal	558	(130)	428
Held-to-maturity classification:
Asset-backed securities:
Residential mortgages	15	(1)	14

Total	$573	$(131)	$442

	Balance as of December 31, 2010
		Unrealized Losses for
	Amortized Cost	More Than 12 Months	Fair Value

	(in millions)

Available-for-sale:
Asset-backed securities:
Residential mortgages	$3	$(1)	$2
Commercial mortgages	39	(2)	37
Home equity loans	457	(112)	345
Student loans	29	(2)	27
Other	103	(16)	87

Subtotal	631	(133)	498
Held-to-maturity classification:
Asset-backed securities:
Residential mortgages	47	(3)	44

Total	$678	$(136)	$542

HSBC USA Inc.

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

For the nine months ended September 30, 2011 there were no other-than-temporary impairment losses recognized related to credit loss. At September 30, 2011, there are no remaining non-credit component unrealized loss amounts recognized. The excess of amortized cost over the present value of expected future cash flows recognized during the nine months ended September 30, 2010 on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $45 million. The excess of the present value of expected future cash flows over fair value, representing the non-credit component of the unrealized loss associated with all other-than-temporarily impaired securities, was $154 million at December 31, 2010. Since we did not have the intention to sell the securities and had sufficient capital and liquidity to hold these securities until a full recovery of the fair value occurs, only the credit loss component was reflected in the consolidated statement of income. The non-credit component of the unrealized loss was recorded, net of taxes, in other comprehensive income (loss).

The following table summarizes the roll-forward of credit losses on debt securities that were other-than-temporarily impaired which were recognized in income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Credit losses at the beginning of the period	$1	$47	$36	$81
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	-	-	-	20
Increase in credit losses for which an other-than-temporary impairment was previously recognized	-	4	-	25
Reduction of credit losses previously recognized on sold securities	-	(25)	(4)	(75)
Reduction of credit losses previously recognized on held to maturity securities due to deconsolidation of VIE	-	-	(31)	-
Reductions of credit losses for increases in cash flows expected to be collected that are recognized over the remaining life of the security	-	(1)	-	(26)

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment may have been recognized in other comprehensive income (loss)	$1	$25	$1	$25

At September 30, 2011, we held 76 individual asset-backed securities in the available-for-sale portfolio, of which 23 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $373 million of the total aggregate fair value of asset-backed securities of $900 million at September 30, 2011. The gross unrealized losses on these monoline securities were $124 million at September 30, 2011. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of September 30, 2011 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $126 million. One security wrapped by a below investment grade monoline insurance company with an aggregate fair value of $1 million was deemed to be other-than-temporarily impaired at September 30, 2011.

At December 31, 2010, we held 78 individual asset-backed securities in the available-for-sale portfolio, of which 24 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $437 million of the total aggregate fair value of asset-backed securities of $1.0 billion at December 31,

HSBC USA Inc.

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

	Gross	Gross	Net
	Realized	Realized	Realized
	Gains	(Losses)	Gains (Losses)

	(in millions)

Three months ended September 30, 2011:
Securities available-for-sale	$73	$(24)	$49
Securities held to maturity	-	-	-

	$73	$(24)	$49

Three months ended September 30, 2010:
Securities available-for-sale	$78	$(44)	$34
Securities held to maturity	-	(1)	(1)

	$78	$(45)	$33

Nine months ended September 30, 2011:
Securities available-for-sale	$213	$(108)	$105
Securities held to maturity	-	-	-

	$213	$(108)	$105

Nine months ended September 30, 2010:
Securities available-for-sale	$148	$(130)	$18
Securities held to maturity	-	(4)	(4)

	$148	$(134)	$14

The amortized cost and fair values of securities available-for-sale and securities held-to-maturity at September 30, 2011, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at September 30, 2011, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at September 30, 2011. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

HSBC USA Inc.

			After One		After Five
	Within		But Within		But Within		After Ten
Taxable Equivalent Basis	One Year		Five Years		Ten Years		Years
as of September 30, 2011	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(dollars are in millions)

Available-for-sale:
U.S. Treasury	$503	1.55%	$6,443	1.00%	$6,226	2.04%	$4,492	3.49%
U.S. Government sponsored enterprises	-	-	-	-	2,029	3.92	477	3.58
U.S. Government agency issued or guaranteed	-	-	1	5.13	36	4.26	21,731	3.65
Obligations of U.S. states and political subdivisions	-	-	1	4.60	309	4.24	258	4.52
Asset backed securities	38	5.79	15	4.18	5	1.46	964	3.16
Corporate and other domestic debt securities	559	1.53	16	0.61	-	-	25	3.90
Foreign debt securities	2,126	2.78	4,855	2.01	11	4.93	-	-

Total amortized cost	$3,226	2.41%	$11,331	1.44%	$8,616	2.57%	$27,947	3.62%

Total fair value	$3,249		$11,327		$8,953		$29,086

Held-to-maturity:
U.S. Government sponsored enterprises	$-	-%	$15	7.95%	$2	7.00%	$1,468	6.15%
U.S. Government agency issued or guaranteed	-	-	-	-	5	7.66	391	6.52
Obligations of U.S. states and political subdivisions	8	5.00	18	5.66	15	4.48	27	4.96
Asset backed securities	-	-	-	-	-	-	174	6.19

Total amortized cost	$8	5.00%	$33	6.72%	$22	5.64%	$2,060	6.20%

Total fair value	$8		$37		$23		$2,332

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $133 million and $483 million, respectively, were included in other assets at September 30, 2011. Investments in FHLB stock and FRB stock of $119 million and $477 million, respectively, were included in other assets at December 31, 2010.

HSBC USA Inc.

6.  Loans

Loans consisted of the following:

	September 30,	December 31,
	2011	2010

	(in millions)

Commercial loans:
Construction and other real estate	$7,773	$8,228
Business banking and middle markets enterprises	9,752	7,945
Large corporate(1)	11,164	10,745
Other commercial	2,923	3,085

Total commercial	31,612	30,003

Consumer loans:
Home equity mortgages	2,618	3,820
Other residential mortgages	13,842	13,697
Credit cards	788	1,250
Other consumer	740	1,039

Total consumer	17,988	19,806

Total loans	$49,600	$49,809

(1)	Includes $1.2 billion of commercial loans at December 31, 2010 related to a VIE which was consolidated.

Net deferred origination costs, excluding credit card annual fees net of direct lending costs, totaled $54 million and $66 million at September 30, 2011 and December 31, 2010, respectively. Credit card annual fees are netted with direct lending costs, deferred and amortized on a straight-line basis over one year.

At September 30, 2011 and December 31, 2010, we had net unamortized premium on our loans of $63 million and $75 million, respectively. We amortized $10 million and $38 million of net premiums on our loans for the three and nine months ended September 30, 2011, respectively compared to $14 million and $4 million for the three and nine months ended September 30, 2010, respectively.

HSBC USA Inc.

Age Analysis of Past Due Loans The following table summarizes the past due status of our loans at September 30, 2011 and December 31, 2010 for continuing and discontinued operations. The aging of past due amounts is determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification.

	Days Past Due
At September 30, 2011	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans

	(in millions)

Continuing operations:
Commercial loans:
Construction and other real estate	$46	$80	$254	$380	$7,393	$7,773
Business banking and middle market enterprises	494	69	83	646	9,106	9,752
Large corporate	353	20	74	447	10,717	11,164
Other commercial	70	116	20	206	2,717	2,923

Total commercial	963	285	431	1,679	29,933	31,612

Consumer loans:
HELOC and home equity mortgages	190	50	92	332	2,286	2,618
Other residential mortgages	120	515	774	1,409	12,433	13,842
Credit cards	40	20	17	77	711	788
Other consumer	13	7	32	52	688	740

Total consumer	363	592	915	1,870	16,118	17,988

Total loans – continuing operations	$1,326	$877	$1,346	$3,549	$46,051	$49,600

Discontinued credit card and private label operations(1)	$775	$391	$355	$1,521	$18,461	$19,982

HSBC USA Inc.

	Days Past Due
At December 31, 2010	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans

	(in millions)

Continuing operations:
Commercial loans:
Construction and other real estate	$72	$200	$433	$705	$7,523	$8,228
Business banking and middle market enterprises	367	84	66	517	7,428	7,945
Large corporate	902	90	74	1,066	9,679	10,745
Other commercial	63	77	14	154	2,931	3,085

Total commercial	1,404	451	587	2,442	27,561	30,003

Consumer loans:
HELOC and home equity mortgages	327	83	93	503	3,317	3,820
Other residential mortgages	123	538	900	1,561	12,136	13,697
Credit cards	37	23	24	84	1,166	1,250
Other consumer	12	6	32	50	989	1,039

Total consumer	499	650	1,049	2,198	17,608	19,806

Total loans – continuing operations	$1,903	$1,101	$1,636	$4,640	$45,169	$49,809

Discontinued credit card and private label operations(1)	$767	$466	$533	$1,766	$21,494	$23,260

(1)	At September 30, 2011, discontinued credit card and private label credit card operations represent our GM and UP credit card loans as well as our private label credit card and closed-end loans which are included as held for sale and carried at the lower of amortized cost or fair value. At December 31, 2010, these discontinued credit card and private label credit card loans were carried at amortized cost and as such, are not directly comparable to the current period balances.

Nonaccrual Loans Nonaccrual loans totaled $1.8 billion and $2.0 billion at September 30, 2011 and December 31, 2010, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $30 million and $89 million for the three and nine months ended September 30, 2011, respectively, compared to $29 million and $111 million for the three and nine months ended September 30, 2010, respectively. Interest income that was included in interest income on these loans was approximately $7 million and $16 million for the three and nine months ended September 30, 2011 compared to approximately $3 million and $17 million for the three and nine months ended September 30, 2010, respectively. For an analysis of reserves for credit losses, see Note 7, “Allowance for Credit Losses.”

HSBC USA Inc.

Nonaccrual loans and accruing receivables 90 days or more delinquent for continuing and discontinued operations are summarized in the following table:

	September 30,	December 31,
	2011	2010

	(in millions)

Nonaccrual loans:
Continuing operations:
Commercial:
Real Estate:
Construction and land loans	$152	$70
Other real estate	441	529
Business banking and middle markets enterprises	69	116
Large corporate	147	74
Other commercial	35	12

Total commercial	844	801

Consumer:
Residential mortgages, excluding home equity mortgages	774	900
Home equity mortgages	92	93

Total residential mortgages	866	993
Other consumer loans	8	9

Total consumer loans	874	1,002

Nonaccrual loans held for sale	122	186

Total nonaccruing loans – continuing operations	1,840	1,989
Discontinued credit card and private label operations(1)	-	-

Total nonaccruing loans	1,840	1,989

Accruing loans contractually past due 90 days or more:
Continuing operations:
Commercial:
Real Estate:
Construction and land loans	-	-
Other real estate	10	137
Business banking and middle market enterprises	22	47
Large corporate	-	-
Other commercial	1	2

Total commercial	33	186

Consumer:
Credit card receivables	17	24
Other consumer	24	23

Total consumer loans	41	47

Total accruing loans contractually past due 90 days or more – continuing operations	74	233
Discontinued credit card and private label operations(1)	355	533

Total accruing loans contractually past due 90 days or more	429	766

Total nonperforming loans	$2,269	$2,755

(1)	At September 30, 2011, discontinued credit card and private label credit card operations represent our GM and UP credit card loans and our private label credit card and closed-end loans which are included as held for sale and carried at the lower of amortized cost or fair value. At December 31, 2010, these discontinued credit card and private label credit card loans were carried at amortized cost and as such, are not directly comparable to the current period balances.

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

Troubled debt restructurings Troubled debt restructurings represent loans for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new loans with comparable risk because of deterioration in the borrower’s financial condition.

During the third quarter of 2011 we adopted a new Accounting Standards Update which provided additional guidance for determining whether a restructuring of a receivable meets the criteria to be reported as a troubled debt restructuring (“TDR Loan”). Under this new guidance, we have determined that all consumer loans modified as a result of a financial difficulty for periods greater than three months, including all modifications with trial periods regardless of whether the modification was permanent or temporary should be reported as TDR Loans. Additionally, we have determined that for residential mortgage loans purchased from HSBC Finance, all re-ages except first-time early stage delinquency re-ages where the customer has not been granted a prior re-age since the first quarter of 2007 should be considered a TDR Loan. Exclusion of these first-time early stage delinquency re-ages from our reported TDR Loans was not material. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and has resulted in the reporting of an additional $51 million of residential mortgage loans as TDR Loans at September 30, 2011 with credit loss reserves of $10 million associated with these loans. The incremental loan loss provision recorded for these loans using a discounted cash flow analysis was $7 million which also includes the impact of changes in market conditions during the quarter. For our HSBC Bank USA credit card portfolio, we have reported an additional $1 million of credit card loans as TDR Loans at September 30, 2011 with credit loss reserves of less than $1 million associated with these loans. The incremental loan loss provision recorded for these loans using a discounted cash flow analysis was not material. The TDR Loan balances and related credit loss reserves for consumer loans reported as of December 31, 2010 use our previous definition of TDR Loans as described in our 2010 Form 10-K and, as such, are not comparable to the current period balances. The new guidance did not impact our reporting of TDR Loans for commercial loans. See Note 2, “Discontinued Operations,” for a discussion of TDR Loans included in our discontinued credit card and private label operations.

Modifications for consumer and commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of finance income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in a higher reserve requirement for these loans or in the case of certain secured commercial loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off.

HSBC USA Inc.

The following table presents information about receivables which were modified during the three and nine months ended September 30, 2011 and as a result of this action became classified as TDR Loans.

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

	(in millions)

Commercial loans:
Construction and other real estate	$27	$40
Business banking and middle market enterprises	-	6
Large corporate	-	-
Other commercial	-	-

Total commercial	27	46

Consumer loans:
Residential mortgages	56	189
Credit cards	2	5

Total consumer	58	194

Total	$85	$240

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	September 30,	December 31,
	2011	2010

	(in millions)

TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$328	$397
Business banking and middle market enterprises	96	88
Large corporate	-	-
Other commercial	38	49

Total commercial	462	534

Consumer loans:
Residential mortgages	571	402
Credit cards	22	27

Total consumer	593	429

Total TDR Loans(3)	$1,055	$963

HSBC USA Inc.

	September 30,	December 31,
	2011	2010

	(in millions)

Allowance for credit losses for TDR Loans(4):
Commercial loans:
Construction and other real estate	$18	$44
Business banking and middle market enterprises	5	8
Large corporate	-	-
Other commercial	-	1

Total commercial	23	53

Consumer loans:
Residential mortgages	93	53
Credit cards	7	9

Total consumer	100	62

Total allowance for credit losses for TDR Loans	$123	$115

(1)	TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDRs which totaled $691 million and $593 million at September 30, 2011 and December 31, 2010, respectively.

(2)	The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	September 30,	December 31,
	2011	2010

	(in millions)

Commercial loans:
Construction and other real estate	$372	$429
Business banking and middle market enterprises	150	120
Large corporate	-	-
Other commercial	41	52

Total commercial	563	601

Consumer loans:
Residential mortgages	636	443
Credit cards	22	26

Total consumer	658	469

Total – continuing operations	$1,221	$1,070

(3)	Includes balances of $322 million and $255 million at September 30, 2011 and December 31, 2010, respectively, which are classified as nonaccrual loans.

(4)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents commercial loans which were classified as TDR Loans during the previous 12 months which became 90 days or greater contractually delinquent (for consumer loans 60 days or greater contractually delinquent) during the three and nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Commercial loans:
Construction and other real estate	$-	$48
Business banking and middle market enterprises	-	-
Large corporate	-	-
Other commercial	-	-

Total commercial	-	48

Consumer loans:
Residential mortgages	4	9
Credit cards	1	3
Auto finance(1)	-	-

Total consumer	5	12

Total	$5	$60

HSBC USA Inc.

Additional information relating to TDR Loans is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$330	$315	$360	$242
Business banking and middle market enterprises	87	104	88	67
Large corporate	-	-	-	-
Other commercial	44	52	47	52

Total commercial	461	471	495	361

Consumer loans:
Residential mortgages	550	328	529	264
Credit cards	23	25	24	22
Auto finance(1)	-	16	-	38

Total consumer	573	369	553	324

Total average balance of TDR Loans	$1,034	$840	$1,048	$685

Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$2	$1	$7	$2
Business banking and middle market enterprises	-	-	-	-
Large corporate	-	-	-	-
Other commercial	1	1	4	4

Total commercial	3	2	11	6

Consumer loans:
Residential mortgages	5	3	15	8
Credit cards	-	1	1	1
Auto finance(1)	-	-	-	2

Total consumer	5	4	16	11

Total interest income recognized on TDR Loans	$8	$6	$27	$17

(1)	In August 2010, we sold auto finance loans with an outstanding principal balance of $1.2 billion at date of sale, and other related assets to Santander Consumer USA (“SC USA”).

HSBC USA Inc.

Impaired commercial loans Impaired commercial loan statistics are summarized in the following table:

		Amount
	Amount with	without	Total Impaired
	Impairment	Impairment	Commercial	Impairment
	Reserves	Reserves	Loans(1)(2)	Reserve

	(in millions)

At September 30, 2011
Construction and other real estate	$337	$370	$707	$103
Business banking and middle market enterprises	102	53	155	15
Large corporate	147	-	147	107
Other commercial	18	126	144	4

Total	$604	$549	$1,153	$229

At December 31, 2010
Construction and other real estate	$378	$377	$755	$84
Business banking and middle market enterprises	113	39	152	26
Large corporate	103	2	105	72
Other commercial	26	89	115	6

Total	$620	$507	$1,127	$188

(1)	Includes impaired commercial loans which are also considered TDR Loans as follows:

	September 30,	December 31,
	2011	2010

	(in millions)

Construction and other real estate	$328	$397
Business banking and middle market enterprises	96	88
Large corporate	-	-
Other commercial	38	49

Total	$462	$534

(2)	The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as unamortized deferred fees and costs on originated loans and any premiums or discounts. The unpaid principal balance of impaired commercial loans included in the table above are as follows:

	September 30,	December 31,
	2011	2010

	(in millions)

Construction and other real estate	$751	$782
Business banking and middle market enterprises	209	184
Large corporate	147	105
Other commercial	147	118

Total	$1,254	$1,189

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Average balance of impaired commercial loans:
Construction and other real estate	$703	$732	$745	$721
Business banking and middle market enterprises	156	143	157	145
Large corporate	111	93	100	216
Other commercial	123	146	116	172

Total average balance of impaired commercial loans	$1,093	$1,114	$1,118	$1,254

Interest income recognized on impaired commercial loans:
Construction and other real estate	$1	$-	$5	$2
Business banking and middle market enterprises	1	1	3	4
Large corporate	-	-	-	6
Other commercial	1	1	2	2

Total interest income recognized on impaired commercial loans	$3	$2	$10	$14

Commercial Loan Credit Quality Indicators The following credit quality indicators are monitored for our commercial loan portfolio:

Criticized asset classifications These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. Criticized assets for commercial loans are summarized in the following table:

	Special Mention	Substandard	Doubtful	Total

	(in millions)

At September 30, 2011
Construction and other real estate	$1,180	$1,131	$162	$2,473
Business banking and middle market enterprises	411	341	-	752
Large corporate	103	375	123	601
Other commercial	48	133	4	185

Total	$1,742	$1,980	$289	$4,011

At December 31, 2010
Construction and other real estate	$1,324	$1,230	$115	$2,669
Business banking and middle market enterprises	465	504	5	974
Large corporate	260	386	74	720
Other commercial	235	140	8	383

Total	$2,284	$2,260	$202	$4,746

HSBC USA Inc.

Nonperforming The status of our commercial loan portfolio is summarized in the following table:

			Accruing Loans
	Performing	Nonaccrual	Contractually Past
	Loans	Loans	Due 90 days or More	Total

	(in millions)

At September 30, 2011
Commercial:
Construction and other real estate	$7,170	$593	$10	$7,773
Business banking and middle market enterprise	9,661	69	22	9,752
Large corporate	11,017	147	-	11,164
Other commercial	2,887	35	1	2,923

Total commercial – continuing operations	$30,735	$844	$33	$31,612

At December 31, 2010
Commercial:
Construction and other real estate	$7,492	$599	$137	$8,228
Business banking and middle market enterprise	7,782	116	47	7,945
Large corporate	10,671	74	-	10,745
Other commercial	3,071	12	2	3,085

Total commercial – continuing operations	$29,016	$801	$186	$30,003

Credit risk profile The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total

	(in millions)

At September 30, 2011
Construction and other real estate	$2,745	$5,028	$7,773
Business banking and middle market enterprises	4,458	5,294	9,752
Large corporate	7,134	4,030	11,164
Other commercial	1,098	1,825	2,923

Total commercial	$15,435	$16,177	$31,612

At December 31, 2010
Construction and other real estate	$1,900	$6,328	$8,228
Business banking and middle market enterprises	2,866	5,079	7,945
Large corporate	6,808	3,937	10,745
Other commercial	787	2,298	3,085

Total commercial	$12,361	$17,642	$30,003

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators The following credit quality indicators are monitored for our consumer loan portfolio:

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan portfolio for both continuing and discontinued operations:

	September 30, 2011		December 31, 2010
	Dollars of	Delinquency	Dollars of	Delinquency
	Delinquency	Ratio	Delinquency	Ratio

	(dollars are in millions)

Continuing operations:
Consumer:
Residential mortgage, excluding home equity mortgages(1)	$1,205	8.06%	$1,272	8.68%
Home equity mortgages	175	4.98	183	4.79

Total residential mortgages	1,380	7.47	1,455	7.88
Credit card receivables	25	2.08	34	2.70
Other consumer	33	3.36	32	2.86

Total consumer – continuing operations	1,438	6.96	1,521	7.30
Discontinued credit card and private label operations(2)	510	2.55	726	3.31

Total consumer	$1,948	4.79%	$2,247	5.25%

(1)	At September 30, 2011 and December 31, 2010, residential mortgage loan delinquency includes $720 million and $852 million, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

(2)	At September 30, 2011, discontinued credit card and private label credit card operations include our GM and UP credit card loans and our private label credit card and closed-end loans which are included as held for sale and carried at the lower of amortized cost or fair value. At December 31, 2010, these discontinued credit card and private label credit card loans were carried at amortized cost and as such, are not directly comparable to the current period balances.

HSBC USA Inc.

Nonperforming The status of our consumer loan portfolio for both continuing and discontinued operations is summarized in the following table:

			Accruing Loans
	Performing	Nonaccrual	Contractually Past
	Loans	Loans	Due 90 days or More	Total

	(in millions)

At September 30, 2011
Continuing operations:
Consumer:
Residential mortgage, excluding home equity mortgages	$13,068	$774	$-	$13,842
Home equity mortgages	2,526	92	-	2,618

Total residential mortgages	15,594	866	-	16,460
Credit card receivables	771	-	17	788
Other consumer	708	8	24	740

Total consumer – continuing operations	17,073	874	41	17,988
Discontinued credit card and private label operations(1)	19,393	-	345	19,738

Total consumer	$36,466	$874	$386	$37,726

At December 31, 2010
Continuing operations:
Consumer:
Residential mortgage, excluding home equity mortgages	$12,797	$900	$-	$13,697
Home equity mortgages	3,727	93	-	3,820

Total residential mortgages	16,524	993	-	17,517
Credit card receivables	1,226	-	24	1,250
Other consumer	1,007	9	23	1,039

Total consumer – continuing operations	18,757	1,002	47	19,806
Discontinued credit card and private label operations(1)	22,466	-	523	22,989

Total consumer	$41,223	$1,002	$570	$42,795

(1)	At September 30, 2011, discontinued credit card and private label credit card operations include our GM and UP credit card loans and our private label credit card and closed-end loans which are included as held for sale and carried at the lower of amortized cost or fair value. At December 31, 2010, these discontinued credit card and private label credit card loans were carried at amortized cost and as such, are not directly comparable to the current period balances.

Troubled debt restructurings See discussion of impaired loans above for further details on this credit quality indicator.

Concentrations of Credit Risk Our loan portfolio includes the following types of loans:

•	High loan-to-value (“LTV”) loans – Certain residential mortgages on primary residences with LTV ratios equal to or exceeding 90 percent at the time of origination and no mortgage insurance, which could result in the potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

HSBC USA Inc.

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required.

•	Adjustable rate mortgage (“ARM”) loans – A loan which allows us to adjust pricing on the loan in line with market movements. A customer’s financial situation and the general interest rate environment at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after the adjustment.

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at September 30, 2011 and December 31, 2010, respectively.

	September 30,	December 31,
	2011	2010

	(in billions)

Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.1	$1.2
Interest-only residential mortgage loans	4.1	3.6
ARM loans(2)	8.7	8.0

(1)	Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $83 million and $125 million of sub-prime residential mortgage loans held for sale at September 30, 2011 and December 31, 2010, respectively.

(2)	ARM loan balances above exclude $32 million and $99 million of sub-prime residential mortgage loans held for sale at September 30, 2011 and December 31, 2010, respectively. During the remainder of 2011 and during 2012, approximately $77 million and $340 million, respectively, of the ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude residential mortgage loans held for sale of $2.0 billion and $1.0 billion at September 30, 2011 and December 31, 2010, respectively.

	September 30,	December 31,
	2011	2010

	(in millions)

Closed end:
First lien	$13,842	$13,697
Second lien	242	437
Revolving:
Second lien	2,376	3,383

Total	$16,460	$17,517

7.  Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Balance at beginning of period	$746	$1,166	$852	$1,602
Provision for credit losses	78	10	171	(7)
Charge-offs	(74)	(172)	(300)	(620)
Recoveries	29	8	56	35
Allowance on loans transferred to held for sale	(30)	(33)	(30)	(33)
Other	-	-	-	2

Balance at end of period	$749	$979	$749	$979

HSBC USA Inc.

The following tables summarize the changes in the allowance for credit losses by product during the three and nine months ended September 30, 2011 and 2010 and the related loan balance by product at September 30, 2011 and December 31, 2010:

	Commercial				Consumer
		Business			Residential
		Banking			Mortgage,
	Construction	and Middle			Excl Home	Home
	and Other	Market	Large	Other	Equity	Equity	Credit	Auto	Other
	Real Estate	Enterprises	Corporate	Comm’l	Mortgages	Mortgages	Card	Finance	Consumer	Total

	(in millions)

Three Months Ended September 30, 2011:
Allowance for credit losses – beginning of period	$229	$96	$110	$21	$162	$62	$44	$-	$22	$746
Provision charged to income	(9)	(6)	28	(15)	53	8	12	-	7	78
Charge offs	(3)	(9)	-	-	(24)	(15)	(16)	-	(7)	(74)
Recoveries	-	2	-	22	1	-	3	-	1	29

Net charge offs	(3)	(7)	-	22	(23)	(15)	(13)	-	(6)	(45)
Allowance on loans transferred to held for sale	-	-	-	(10)	(4)	(6)	(6)	-	(4)	(30)
Other	-	-	-	-	-	-	-	-	-	-

Allowance for credit losses – end of period	$217	$83	$138	$18	$188	$49	$37	$-	$19	$749

Ending balance: collectively evaluated for impairment	$114	$68	$31	$14	$102	$45	$30	$-	$19	$423
Ending balance: individually evaluated for impairment(1)	103	15	107	4	86	4	7	-	-	326

Total allowance for credit losses	$217	$83	$138	$18	$188	$49	$37	$-	$19	$749

Loans:
Collectively evaluated for impairment	$7,066	$9,597	$11,017	$2,779	$12,653	$2,604	$766	$-	$740	$47,222
Individually evaluated for impairment	707	155	147	144	506	14	22	-	-	1,695
Loans carried at fair value less cost to sell	-	-	-	-	683	-	-	-	-	683

Total loans	$7,773	$9,752	$11,164	$2,923	$13,842	$2,618	$788	$-	$740	$49,600

Three Months Ended September 30, 2010:
Allowance for credit losses – beginning of period	$292	$151	$168	$66	$244	$104	$73	$33	$35	$1,166
Provision charged to income	47	6	(31)	(14)	(23)	9	14	-	2	10
Charge offs	(29)	(22)	(6)	(2)	(46)	(32)	(26)	-	(9)	(172)
Recoveries	-	3	-	1	1	-	2	-	1	8

Net charge offs	(29)	(19)	(6)	(1)	(45)	(32)	(24)	-	(8)	(164)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	(33)	-	(33)
Other	-	-	-	-	-	-	-	-	-	-

Allowance for credit losses – end of period	$310	$138	$131	$51	$176	$81	$63	$-	$29	$979

Ending balance: collectively evaluated for impairment	$165	$119	$60	$17	$125	$78	$54	$-	$29	$647
Ending balance: individually evaluated for impairment(1)	145	19	71	34	51	3	9	-	-	332

Total allowance for credit losses	$310	$138	$131	$51	$176	$81	$63	$-	$29	$979

Loans:
Collectively evaluated for impairment	$7,647	$7,551	$11,139	$2,333	$12,528	$3,884	$1,188	$-	$1,125	$47,395
Individually evaluated for impairment	821	124	89	140	344	8	25	-	-	1,551
Loans carried at fair value less cost to sell	-	-	-	-	753	-	-	-	-	753

Total loans	$8,468	$7,675	$11,228	$2,473	$13,625	$3,892	$1,213	$-	$1,125	$49,699

HSBC USA Inc.

	Commercial				Consumer
		Business			Residential
		Banking			Mortgage,
	Construction	and Middle			Excl Home	Home
	and Other	Market	Large	Other	Equity	Equity	Credit	Auto	Other
	Real Estate	Enterprises	Corporate	Comm’l	Mortgages	Mortgages	Card	Finance	Consumer	Total

	(In millions)

Nine Months Ended September 30, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$-	$27	$852
Provision charged to income	13	(15)	22	(25)	99	31	31	-	15	171
Charge offs	(46)	(42)	-	(2)	(78)	(53)	(56)	-	(23)	(300)
Recoveries	7	8	-	23	4	-	10	-	4	56

Net charge offs	(39)	(34)	-	21	(74)	(53)	(46)	-	(19)	(244)
Allowance on loans transferred to held for sale	-	-	-	(10)	(4)	(6)	(6)	-	(4)	(30)
Other	-	-	-		-	-	-	-	-	-

Allowance for credit losses – end of period	$217	$83	$138	$18	$188	$49	$37	$-	$19	$749

Nine Months Ended September 30, 2010:
Allowance for credit losses – beginning of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602
Provision charged to income	92	12	(148)	(19)	(32)	(6)	52	35	7	(7)
Charge offs	(91)	(72)	(24)	(52)	(141)	(98)	(76)	(37)	(29)	(620)
Recoveries	6	14	2	1	2	-	7	(1)	4	35

Net charge offs	(85)	(58)	(22)	(51)	(139)	(98)	(69)	(38)	(25)	(585)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	(33)	-	(33)
Other	-	-	-	2	-	-	-	-	-	2

Allowance for credit losses – end of period	$310	$138	$131	$51	$176	$81	$63	$-	$29	$979

(1)	For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans.

8.  Loans Held for Sale

Loans held for sale consisted of the following:

	September 30,	December 31,
	2011	2010

	(in millions)

Commercial loans	$934	$1,356

Consumer loans:
Residential mortgages	2,012	954
Credit cards receivables	415	-
Other consumer	241	80

Total consumer	2,668	1,034

Total loans held for sale	$3,602	$2,390

Included in loans held for sale at September 30, 2011 are $2.6 billion of loans that are being sold as part of our agreement to sell certain branches to First Niagara. Included in this amount are $539 million of commercial loans, $1.5 billion of residential mortgages, $415 million of credit card receivables and $170 million of other consumer loans. Credit card, private label credit card and closed-end loans being sold to Capital One are included in Assets of discontinued operations on our balance sheet.

We originate and syndicate commercial loans in connection with our participation in a number of leveraged acquisition finance transactions. A substantial majority of these loans are originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at September 30, 2011 and December 31, 2010. The fair value of commercial loans held for sale under this program was $364 million and $1.0 billion at September 30, 2011 and December 31, 2010, respectively, all of which are recorded at fair value as

HSBC USA Inc.

we have elected to designate these loans under fair value option. We also have provided loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. The fair value of these commercial loans under this program was $3 million and $273 million at September 30, 2011 and December 31, 2010, respectively. See Note 12, “Fair Value Option,” for additional information.

In addition to the residential mortgage loans being sold to First Niagara discussed above, residential mortgage loans held for sale also include sub-prime residential mortgage loans with a fair value of $212 million and $391 million at September 30, 2011 and December 31, 2010, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. During the third quarter and first nine months of 2011, we sold subprime residential mortgage loans with a carrying amount of $17 million and $179 million, respectively.

Other consumer loans held for sale also include student loans, which we no longer originate, of $71 million and $74 million at September 30, 2011 and December 31, 2010, respectively.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. While the initial carrying amount of loans held for sale continued to exceed fair value at September 30, 2011, we experienced a decrease in the valuation allowance during 2011 due primarily to loan sales. The valuation allowance on loans held for sale was $288 million and $435 million at September 30, 2011 and December 31, 2010, respectively.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which is included in net interest income and residential mortgage banking revenue (loss) in the consolidated statement of income, were gains of $3 million and losses of $8 million during the three and nine months ended September 30, 2011, respectively compared to gains of $21 million and $5 million during the three and nine months ended September 30, 2010, respectively.

9.  Intangible Assets

Intangible assets consisted of the following:

	September 30,	December 31,
	2011	2010

	(in millions)

Mortgage servicing rights	$245	$403
Other	16	21

Intangible assets	$261	$424

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

HSBC USA Inc.

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

Fair value of residential MSRs is calculated using the following critical assumptions:

	September 30,	December 31,
	2011	2010

Annualized constant prepayment rate (“CPR”)	22.9%	14.1%
Constant discount rate	11.4%	13.6%
Weighted average life	3.2 years	4.9 years

Residential MSRs activity is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Fair value of MSRs:
Beginning balance	$363	$317	$394	$450
Additions related to loan sales	7	10	32	36
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(110)	1	(132)	(113)
Realization of cash flows	(23)	(30)	(57)	(75)

Ending balance	$237	$298	$237	$298

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	September 30,	December 31,
	2011	2010

	(in millions)

Outstanding principal balances at period end	$41,442	$44,407

Custodial balances maintained and included in noninterest bearing deposits at period end	$859	$960

Servicing fees collected are included in residential mortgage banking revenue and totaled $27 million and $83 million during the three and nine months ended September 30, 2011, respectively. Servicing fees totaled $30 million and $92 million during the three and nine months ended September 30, 2010, respectively.

Commercial Mortgage Servicing Rights Commercial MSRs, which are accounted for using the lower of amortized cost or fair value method, totaled $8 and $9 million at September 30, 2011 and December 31, 2010, respectively.

Other Intangible Assets Other intangible assets, which result from business combinations, are comprised of favorable lease arrangements of $12 million and $16 million at September 30, 2011 and December 31, 2010, respectively, and customer lists in the amount of $4 million and $5 million at September 30, 2011 and December 31, 2010, respectively.

HSBC USA Inc.

10.  Goodwill

Goodwill was $2.2 billion and $2.6 billion at September 30, 2011 and December 31, 2010, respectively, which reflects accumulated impairment losses of $54 million. At September 30, 2011, $398 million of goodwill has been allocated to the branch operations being sold to First Niagara and is classified within other branch assets held for sale.

During the third quarter of 2011, we completed our annual impairment test of goodwill and determined that the fair value of all our reporting units exceeded their carrying amounts, including goodwill. Our goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. In the event that significant deterioration in the economic and credit conditions beyond the levels already reflected in our cash flow forecasts occur, or changes in the strategy or performance of our business or product offering occur, particularly as it relates to our Global Banking and Markets reporting unit, an interim impairment test will be required. At July 1, 2011, the book value including goodwill of our Global Banking and Markets reporting unit was 81 percent of its fair value.

11.  Derivative Financial Instruments

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

HSBC USA Inc.

For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net losses of $45 million and $46 million during the three and nine months ended September 30, 2011, respectively compared to net gains of $8 million and $30 million during the three and nine months ended September 30, 2010, respectively, which are reported in other income in the consolidated statement of income which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which increased the carrying amount of our debt by $6 million and $34 million during the nine months ended September 30, 2011 and 2010, respectively. We amortized $3 million and $8 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and nine months ended September 30, 2011, respectively. We amortized $3 million and $7 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and nine months ended September 30, 2010, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $72 million and $73 million as of September 30, 2011 and December 31, 2010, respectively. Basis adjustments for active fair value hedges of available-for-sale securities increased the carrying amount of the securities by $1.2 billion and $1.3 billion during the three and nine months ended September 30, 2011 compared to an increase in the carrying amount of the securities by $12 million and $377 million during the three and nine months ended September 30, 2010, respectively. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying amount of $1.3 billion and an increase in carrying amount of $71 million as of September 30, 2011 and December 31, 2010, respectively.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010

	(in millions)

Interest rate contracts	Other assets	$15	$140	Interest, taxes & other liabilities	$1,339	$164

(1)	The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of income.

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2011	2010	2011	2010

	(in millions)

Interest rate contracts	Other income	$(1,311)	$(142)	$(1,635)	$(628)
Interest rate contracts	Interest income	12	(19)	3	18

Total		$(1,299)	$(161)	$(1,632)	$(610)

HSBC USA Inc.

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income.

	Gain (Loss) on		Gain (Loss) on		Gain (Loss) on		Gain (Loss) on
	Derivative		Hedged Items		Derivative		Hedged Items
	Interest		Interest		Interest		Interest
	Income	Other	Income	Other	Income	Other	Income	Other
	(Expense)	Income	(Expense)	Income	(Expense)	Income	(Expense)	Income

Three Months Ended September 30,	2011				2010

				(in millions)

Interest rate contracts/AFS securities	$4	$(1,322)	$187	$1,278	$(2)	$(148)	$56	$149
Interest rate contracts/commercial loans	(6)	1	-	(1)	-	-	-	-
Interest rate contracts/subordinated debt	14	10	(32)	(11)	(17)	6	(18)	1

Total	$12	$(1,311)	$155	$1,266	$(19)	$(142)	$38	$150

Nine Months Ended September 30,
Interest rate contracts/AFS securities	$(18)	$(1,640)	$506	$1,598	$(20)	$(661)	$187	$673
Interest rate contracts/commercial loans	(17)	1	-	(3)	(1)	1	1	(1)
Interest rate contracts/subordinated debt	38	4	(70)	(6)	39	32	(81)	(14)

Total	$3	$(1,635)	$436	$1,589	$18	$(628)	$107	$658

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

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is recognized in earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into earnings. As of September 30, 2011 and December 31, 2010, active cash flow hedge relationships extend or mature through June 2031 and December 2012, respectively. During the three and nine months ended September 30, 2011, $4 million and $9 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $16 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. During the three and nine months ended September 30, 2010, $3 million and $8 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). The interest accrual related to the derivative contract is recognized in interest income.

HSBC USA Inc.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010

	(In millions)

Interest rate contracts	Other assets	$21	$-	Interest, taxes & other liabilities	$243	$18

Foreign exchange contracts	Other assets	$41	$-	Interest, taxes & other liabilities	$-	$-

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges and their locations on the income statement.

Gain (Loss)
Recognized in
Income on the
	Gain (Loss)			Gain (Loss)			Derivative
	Recognized		Location of Gain	Reclassified		Location of Gain	(Ineffective
	in Accumulated		(Loss) Reclassified	From Accumulated		(Loss) Recognized	Portion and
	Other Comprehensive		From Accumulated	Other Comprehensive		in Income	Amount
	Income (Loss) on		Other Comprehensive	Income (Loss)		on the Derivative	Excluded from
	on Derivative		Income (Loss)	into Income		(Ineffective Portion and	Effectiveness
	(Effective Portion)		into Income	(Effective Portion)		Amount Excluded from	Testing)
	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010

(in millions)

Three Months Ended September 30,
Interest rate contracts	$(205)	$(7)	Other income	$(4)	$(2)	Other income	$(6)	$(1)
Nine Months Ended September 30,
Interest rate contracts	$(219)	$8	Other income	$(8)	$(8)	Other income	$(7)	$(1)

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

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income or residential mortgage banking revenue (loss) while the derivative asset or liability positions are reflected as other assets or other liabilities. As of September 30, 2011, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (expense). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights.

HSBC USA Inc.

Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010

	(in millions)

Interest rate contracts	Trading assets	$59,882	$32,047	Trading liabilities	$60,727	$32,526
Foreign exchange contracts	Trading assets	24,737	16,367	Trading liabilities	25,332	16,742
Equity contracts	Trading assets	1,101	950	Trading liabilities	1,106	986
Precious Metals contracts	Trading assets	2,295	1,004	Trading liabilities	1,330	2,073
Credit contracts	Trading assets	17,898	12,766	Trading liabilities	17,630	12,506
Other	Trading assets	3	4	Trading liabilities	-	23

Total		$105,916	$63,138		$106,125	$64,856

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the fair value of derivative instruments held for other purposes and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010
	(in millions)

Interest rate contracts	Other assets	$938	$420	Interest, taxes & other liabilities	$93	$82
Foreign exchange contracts	Other assets	54	96	Interest, taxes & other liabilities	23	4
Equity contracts	Other assets	-	221	Interest, taxes & other liabilities	377	10
Credit contracts	Other assets	4	2	Interest, taxes & other liabilities	9	17
Total		$996	$739		$502	$113

(1)	The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for trading purposes and their locations on the statement of income.

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2011	2010	2011	2010

		(in millions)

Interest rate contracts	Trading revenue	$(78)	$20	$(193)	$(73)
Interest rate contracts	Residential mortgage banking revenue	120	75	118	175
Foreign exchange contracts	Trading revenue	278	(179)	655	(249)
Equity contracts	Trading revenue	101	4	105	14
Precious Metals contracts	Trading revenue	(349)	380	(427)	684
Credit contracts	Trading revenue	(176)	(50)	(86)	(19)
Other	Trading revenue	(9)	-	(13)	12

Total		$(113)	$250	$159	$544

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the statement of income.

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income	September 30,		September 30,
	on Derivatives	2011	2010	2011	2010

		(in millions)

Interest rate contracts	Other income	$494	$191	$628	$576
Interest rate contracts	Residential mortgage banking revenue	3	21	(8)	6
Foreign exchange contracts	Other income	23	1	22	7
Equity contracts	Other income	(508)	386	(316)	261
Credit contracts	Other income	5	(7)	2	(10)

Total		$17	$592	$328	$840

Credit-Risk Related Contingent Features We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in an asset position as of September 30, 2011, is $10.7 billion for which we have posted collateral of $11.1 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2010, is $5.1 billion for which we have posted collateral of $7.3 billion. Substantially all of the collateral posted is in the form of cash which is reflected in either interest bearing deposits with banks or other assets. See Note 19, “Guarantee Arrangements and Pledged Assets,” for further details.

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

Moody’s	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2

	(in millions)

P-1	$-	$4	$72
P-2	50	53	120

S&P	Long-Term Ratings
Short-Term Ratings	AA	AA−	A+

	(in millions)

A-1+	$-	$191	$194
A-1	69	260	262

We would be required to post $71 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	September 30,	December 31,
	2011	2010

	(in billions)

Interest rate:
Futures and forwards	$356.4	$356.9
Swaps	2,247.4	1,773.0
Options written	80.4	62.9
Options purchased	84.8	63.9

	2,769.0	2,256.7

Foreign Exchange:
Swaps, futures and forwards	807.2	603.3
Options written	46.0	22.0
Options purchased	46.5	22.3
Spot	74.9	56.5

	974.6	704.1

Commodities, equities and precious metals:
Swaps, futures and forwards	43.8	36.1
Options written	8.3	9.1
Options purchased	17.1	16.4

	69.2	61.6

Credit derivatives	704.1	701.0

Total	$4,516.9	$3,723.4

HSBC USA Inc.

12.	Fair Value Option

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

Loans We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of September 30, 2011, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $364 million carried at fair value had an aggregate unpaid principal balance of $450 million. As of December 31, 2010, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $1.0 billion carried at fair value had an aggregate unpaid principal balance of $1.1 billion.

We have provided loans to a third party for which we simultaneously entered into a series of derivative transactions to hedge certain risks associated with these loans. We elected to apply fair value option to these loans which allows us to account for them in a manner which is consistent with how the instruments are managed. The fair value of these commercial loans was $3 million and $273 million at September 30, 2011 and December 31, 2010, respectively. The unpaid principal balance of these loans was $3 million and $270 million at September 30, 2011 and December 31, 2010, respectively.

These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of September 30, 2011 and December 31, 2010, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.

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

Fixed-rate debt accounted for under FVO at September 30, 2011 totaled $1.6 billion and had an aggregate unpaid principal balance of $1.8 billion. Fixed-rate debt accounted for under FVO at December 31, 2010 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments We elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of September 30, 2011, interest bearing deposits in domestic offices included $9.6 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $9.6 billion. As of December 31, 2010, interest bearing deposits in domestic offices included $7.4 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $7.4 billion. Long-term debt at September 30, 2011 included structured notes of $2.6 billion accounted for under FVO which had an unpaid principal balance of $2.9 billion. Long-term debt at December 31, 2010 included structured notes of $3.7 billion accounted for under FVO which had an unpaid principal balance of $3.4 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income. The

HSBC USA Inc.

components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

Components of Gain on Instruments at Fair Value and Related Derivatives Gain (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to both interest and credit risk as well as the mark-to-market adjustment on derivatives related to the financial instrument designated at fair value and net realized gains or losses on these derivatives. The components of gain (loss) on instruments designated at fair value and related derivatives related to the changes in fair value of the financial instrument accounted for under FVO are as follows:

	Three Months Ended September 30,
	2011				2010
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$(5)	$(296)	$300	$(1)	$1	$(89)	$(443)	$(531)
Credit risk component	(41)	368	48	375	44	(3)	2	43

Total mark-to-market on financial instruments designated at fair value	(46)	72	348	374	45	(92)	(441)	(488)
Net realized loss on the financial instrument	(3)	-	-	(3)	-	-	-	-
Mark-to-market on the related derivatives	1	328	(338)	(9)	(2)	126	433	557
Net realized gain (loss) on the related long-term debt derivatives	-	17	-	17	-	20	-	20

Gain (loss) on instruments designated at fair value and related derivatives	$(48)	$417	$10	$379	$43	$54	$(8)	$89

	Nine Months Ended September 30,
	2011				2010
		Long-				Long-
		Term	Hybrid			Term	Hybrid
	Loans	Debt	Instruments	Total	Loans	Debt	Instruments	Total

	(in millions)

Interest rate component	$(7)	$(312)	$(11)	$(330)	$4	$(276)	$(426)	$(698)
Credit risk component	(25)	375	86	436	(7)	131	48	172

Total mark-to-market on financial instruments designated at fair value	(32)	63	75	106	(3)	(145)	(378)	(526)
Net realized gain on the financial instrument	(1)	-	-	(1)	-	-	-	-
Mark-to-market on the related derivatives	-	344	(58)	286	(3)	376	409	782
Net realized gain (loss) on the related long-term debt derivatives	-	49	-	49	-	61	-	61

Gain (loss) on instruments designated at fair value and related derivatives	$(33)	$456	$17	$440	$(6)	$292	$31	$317

HSBC USA Inc.

13.  Income Taxes

The following table presents our effective tax rates.

	2011		2010

	(dollars are in millions)

Three Months Ended September 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	$106	35.0%	$150	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	5	1.8	(2)	(.5)
Valuation allowance on deferred tax assets	8	2.7	(8)	(1.9)
Tax exempt interest income	(3)	(1.0)	(3)	(.7)
Low income housing and other tax credits	(21)	(7.0)	(21)	(4.9)
Uncertain tax provision	6	1.9	13	3.0
Effects of foreign operations	23	7.8	-	-
Non-deductible loss on securities	-	-	14	3.3
Other	(4)	(1.4)	1	.3

Effective tax rate	$120	39.8%	$144	33 .6%

Nine Months Ended September 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	$246	35.0%	$481	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	42	6.0	4	.3
Valuation allowance on deferred tax assets	(135)	(19.3)	(7)	(.5)
Tax exempt interest income	(8)	(1.1)	(10)	(.7)
Low income housing and other tax credits	(63)	(9.0)	(65)	(4.7)
Uncertain tax provision	151	21.5	33	2.4
Effects of foreign operations	23	3.3	14	1.2
Non-deductible loss on securities	-	-	14	1.2
Other	(7)	(1.0)	-	-

Effective tax rate	$249	35.4%	$464	34 .2%

The effective tax rate for the three and nine months ended September 30, 2011 primarily reflects expense from foreign operations, the utilization of low income housing and other tax credits, the impact of state taxes and, as it relates to the nine month period, an adjustment in uncertain tax positions and the release of valuation allowance previously established on foreign tax credits. The effective tax rate for the three and nine months ended September 30, 2010 reflects an increased level of low income housing tax credits, an adjustment of uncertain tax positions and the non-deductible loss on the sale of securities.

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

HSBC USA Inc.

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

During the first quarter of 2011, the HNAH Group identified an additional tax planning strategy that provides support for the realization of the deferred tax assets recorded for its foreign tax credits and certain state related deferred tax assets. The use of foreign tax credits is limited by the HNAH Group’s U.S. tax liability and the availability of foreign source income. The tax planning strategy included the purchase of foreign bonds and REMIC residual interests. These purchases are expected to generate sufficient foreign source taxable income to allow for the utilization of the foreign tax credits before the credits expire and recognition of certain state deferred tax assets.

Notwithstanding the above, the HNAH Group has valuation allowances against certain state deferred tax assets and certain Federal tax loss carryforwards for which the aforementioned tax planning strategies do not provide appropriate support.

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

HSBC USA Inc.

We do not anticipate that the proposed sale of our GM and UP credit card and private label operations or certain retail branches will have a material impact on the recognition of our deferred tax assets because the recognition of the deferred tax assets currently relies on tax planning strategies implemented in relation to capital support from HSBC. These strategies remain unaffected by the proposed sales.

Absent the capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, would be required to record a valuation allowance against the remaining deferred tax assets.

HSBC USA Inc. Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, net of both deferred tax liabilities and valuation allowances, totaled $0.8 billion and $0.9 billion as of September 30, 2011 and December 31, 2010, respectively.

During the second quarter of 2011, we reached a pending resolution of an issue with the Internal Revenue Service (“IRS”) Appeals Office covering the tax periods 2004 and 2005. We anticipate finalizing the resolution of this matter within the next twelve months. There is no resulting impact to our uncertain tax reserves.

The IRS began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion in 2012. The IRS began their examination of 2008 and 2009 during the third quarter of 2011. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision. As a result of a recent state court decision related to a state tax uncertainty, we no longer believe that we can uphold the more likely than not conclusion taken on one of these uncertain tax positions. Therefore, tax reserves of approximately $158 million and related accrued interest expense of $77 million were recorded through the third quarter of 2011 to recognize the estimated tax exposure on this matter.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income and to recognize penalties, if any, related to unrecognized tax positions as a component of other operating expenses in the consolidated statement of income. We had accruals for the payment of interest associated with uncertain tax positions of $128 million and $40 million at September 30, 2011 and December 31, 2010.

We remain subject to state and local income tax examinations for years 2000 and forward. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $270 million and $113 million at September 30, 2011 and December 31, 2010.

HSBC USA Inc.

14.  Pensions and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the “HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC USA Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

		(in millions)

Service cost – benefits earned during the period	$4	$6	$12	$16
Interest cost on projected benefit obligation	20	17	57	50
Expected return on assets	(22)	(16)	(63)	(46)
Recognized losses	9	11	27	29
Amortization of prior service cost	(2)	(1)	(4)	(4)

Net periodic pension cost	$9	$17	$29	$45

Pension expense declined in 2011 primarily due to expected higher returns on plan assets due to higher asset levels including additional contributions to the plan as well as lower service cost as a result of a decrease in the number of active participants in the Plan and the impact of the decision to cease future benefit accruals for legacy participants under the final average pay formula components of the Plan effective January 1, 2011.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Interest cost	$1	$1	$3	$3
Amortization of transition obligation	1	1	2	2

Net periodic postretirement benefit cost	$2	$2	$5	$5

HSBC USA Inc.

15.  Related Party Transactions

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

	September 30,	December 31,
	2011	2010

	(in millions)

Assets:
Cash and due from banks	$279	$137
Interest bearing deposits with banks	2,519	1,287
Federal funds sold and securities purchased under resale agreements	398	534
Trading assets(1)	24,466	16,575
Loans	605	664
Other	554	537

Total assets	$28,821	$19,734

Liabilities:
Deposits	$12,361	$10,337
Trading liabilities(1)	28,736	19,211
Short-term borrowings	4,496	3,326
Long-term debt	3,987	984
Other	1,158	569

Total liabilities	$50,738	$34,427

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

		(in millions)

Income/(Expense):
Interest income	$16	$13	$46	$79
Interest expense	(23)	(12)	(57)	(33)

Net interest income	$(7)	$1	$(11)	$46

HSBC affiliate income:
Fees and commissions:
HSBC Finance	$18	$20	$54	$24
HSBC Markets (USA) Inc. (“HMUS”)	8	3	19	13
Other HSBC affiliates	15	15	54	57
Fees on transfers of refund anticipation loans to HSBC Finance	-	-	-	4
Other HSBC affiliates income	9	4	25	13

Total affiliate income	$50	$42	$152	$111

Support services from HSBC affiliates:
HSBC Finance	$8	$8	$27	$93
HMUS	71	72	192	215
HSBC Technology & Services (USA) Inc. (“HTSU”)	279	194	725	557
Other HSBC affiliates	55	32	150	95

Total support services from HSBC affiliates	$413	$306	$1,094	$960

Stock based compensation expense with HSBC	$14	$11	$38	$33

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

•	In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchase new originations on these credit card receivables. HSBC Finance continues to service these loans for us for a fee. We purchased $582 million and $1.7 billion of credit card receivables from HSBC Finance during the three and nine months ended September 30, 2011, respectively, compared to $617 million and $1.8 billion during the year-ago periods. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. At September 30, 2011 and December 31, 2010, HSBC Finance was servicing $1.2 billion of credit card receivables. We paid HSBC Finance fees for servicing these loans of $4 million and $11 million during the three and nine months ended September 30, 2011 and 2010.

•	In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. At September 30, 2011 and December 31, 2010, HSBC Finance was servicing $1.4 billion and $1.5 billion of residential mortgage loans for us. We paid HSBC Finance fees for servicing these loans of less than $1 million and $3 million during the three and nine months ended September 30, 2011, respectively, compared to $2 million and $4 million during the year-ago periods.

HSBC USA Inc.

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three and nine months ended September 30, 2011 we paid $2 million and $5 million, respectively, for services we received from HSBC Finance and received $3 million and $7 million, respectively, for services we provided to HSBC Finance. During the three and nine months ended September 30, 2010 we paid $2 million and $5 million, respectively, for services we received from HSBC Finance and received $2 million and $6 million, respectively for services we provided to HSBC Finance.

•	In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of HSBC Bank USA. These employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing these services. During the three and nine months ended September 30, 2011, we received servicing revenue from HSBC Finance of $15 million and $47 million, respectively.

•	Prior to 2011, our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), historically have been the originating lenders on behalf of HSBC Finance for a federal income tax refund anticipation loan program for clients of a single third party tax preparer which was managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD historically processed applications, funded and subsequently transferred a portion of these loans to HSBC Finance. Prior to 2010, all loans were transferred to HSBC Finance. In 2010, we kept a portion of these loans on our balance sheet and earned a fee. The loans kept were transferred to HSBC Finance at par only upon reaching a defined delinquency status. We paid HSBC Finance a fee to service the loans we retained on our balance sheet and to assume the credit risk associated with these receivables. HSBC Bank USA and HTCD originated approximately $9.4 billion of loans during the nine months ended September 30, 2010, of which $3.1 billion was transferred to HSBC Finance. During the nine months ended September 30, 2010, we received fees of $4 million for the loans we originated and sold to HSBC Finance. Fees earned on the loans retained on balance sheet and fees paid to HSBC Finance for servicing and assuming the credit risk for these loans totaled $65 million and $58 million, respectively, during the nine months ended September 30, 2010.

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

•	During the third quarter of 2011, we purchased $5 million of commercial paper from HSBC Finance as part of our North America funding strategy. No balances were outstanding at September 30, 2011.

•	We extended a secured $1.5 billion uncommitted 364 day credit facility to certain subsidiaries of HSBC Finance in December 2009. This facility was renewed for an additional 364 days in December 2010. There were no balances outstanding at September 30, 2011 and December 31, 2010.

•	We serviced a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.5 billion at December 31, 2009. During 2010, we transferred servicing of this portfolio back to HSBC Finance and, as a result, no longer service any loans for HSBC Finance. The servicing fee income for servicing this portfolio was less than $1 million and $1 million during the three and nine months ended September 30, 2010, respectively, which is included in residential mortgage banking revenue in the consolidated statement of income.

•	In the third quarter of 2009, we purchased $106 million of Low Income Housing Tax Credit Investment Funds from HSBC Finance.

HSBC USA Inc.

Transactions Conducted with HSBC Finance Corporation Involving Discontinued Operations As it relates to our discontinued credit card and private label operations, in January 2009, we purchased the GM and UP Portfolios from HSBC Finance, with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Additionally, in December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships for both the GM and UP receivables and the private label credit card receivables and by agreement we purchase on a daily basis substantially all new originations from these account relationships from HSBC Finance. Premiums paid for these receivables are amortized to interest income over the estimated life of the receivables purchased and are included as a component of Income from discontinued operations. HSBC Finance continues to service these credit card loans for us for a fee. Information regarding these loans is summarized in the table below.

	Private Label		Credit Card
		Commercial and
		Closed	General	Union
	Cards	End Loans(1)	Motors	Privilege	Other	Total

	(in billions)

Loans serviced by HSBC Finance:
September 30, 2011	$11.5	$.3	$4.0	$3.6	$.7	$20.1
December 31, 2010	13.1	.4	4.5	4.1	.8	22.9
Total loans purchased on a daily basis from HSBC Finance during:
Three months ended September 30, 2011	3.7	-	3.2	.8	.4	8.1
Three months ended September 30, 2010	3.5	-	3.4	.8	.4	8.1
Nine months ended September 30, 2011	10.5	-	9.6	2.3	1.3	23.7
Nine months ended September 30, 2010	9.9	-	10.0	2.3	1.2	23.4

(1)	Private label commercial loans were previously included in other commercial loans and private label closed end loans were included in other consumer loans.

Fees paid for servicing these loan portfolios, which are included as a component of Income from discontinued operations, totaled $149 million and $447 million during the three and nine months ended September 30, 2011, respectively, compared to $154 million and $457 million during the year-ago periods.

The GM and UP credit card receivables as well as the private label credit card receivables that are purchased from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusting for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price. If significant information becomes available that would alter the projected future cash flows, an analysis would be performed to determine if fair value rates needed to be updated prior to the normal semi-annual cycles. With the announcement of the Capital One transaction, an analysis was performed and an adjustment to the fair value rates was made effective August 10, 2011 to reflect the sale of the receivables to a third party during the first half of 2012. The rates will continue to be updated as part of our normal semi-annual process until the time the transaction is completed.

•	Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion from HSBC Finance. There were no balances outstanding under any of these lines of credit at September 30, 2011 and December 31, 2010.

•	We extended a $1.0 billion committed unsecured 364 day credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2009. This facility was renewed for an additional 364 days in December 2010. There were no balances outstanding at September 30, 2011 and December 31, 2010.

HSBC USA Inc.

Transactions Conducted with HMUS

•	We utilize HSBC Securities (USA) Inc. (“HSI”), a wholly-owned subsidiary of HMUS, for broker dealer, debt and preferred stock underwriting, customer referrals, loan syndication and other treasury and traded markets related services, pursuant to service level agreements. Fees charged by HSI for broker dealer, loan syndication services, treasury and traded markets related services are included in support services from HSBC affiliates. Debt underwriting fees charged by HSI are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Preferred stock issuance costs charged by HSI are recorded as a reduction of capital surplus. Customer referral fees paid to HSI are netted against customer fee income, which is included in other fees and commissions.

•	We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.3 billion at September 30, 2011 and December 31, 2010. At September 30, 2011 and December 31, 2010, $383 million and $867 million, respectively, was outstanding on these loans and lines. Interest income on these loans and lines totaled $1 million and $5 million during the three and nine months ended September 30, 2011, respectively compared to $4 million and $13 million during the three and nine months ended September 30, 2010, respectively.

Other Transactions with HSBC Affiliates

•	In January 2011, we acquired Halbis Capital Management (USA) Inc (Halbis), an asset management business, from an affiliate, Halbis Capital Management (UK) Ltd. as part of a reorganization which resulted in an increase to additional paid-in-capital of approximately $21 million.

•	In April 2011, we completed the sale of our European Banknotes Business with assets of $123 million to HSBC Bank plc.

•	In April 2011, we issued senior notes in the amount of $3.0 billion to HNAH. The notes mature in three equal installments of $1.0 billion in April 2013, 2015 and 2016. The notes bear interest at 90 day USD Libor plus a spread, with each maturity at a different spread.

•	We have periodically purchased foreign-denominated marketable securities from certain affiliates including HSI, HSBC Asia-Pacific, HSBC Mexico and HSBC Canada. Marketable securities outstanding from these purchases are reflected in trading assets and totaled $9.3 billion and $4.2 billion at September 30, 2011 and December 31, 2010, respectively.

•	In June 2010, we sold certain securities with a book value of $302 million to HSBC Bank plc and recognized a pre-tax loss of $40 million.

•	HNAH extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 28, 2014 with interest due quarterly beginning in November 2009. The note bears interest at 90 day USD Libor plus 180 basis points.

•	We have a committed unused line of credit with HSBC Bank plc of $2.5 billion at September 30, 2011 and December 31, 2010.

•	We have an uncommitted unused line of credit with HSBC North America Inc. (“HNAI”) of $150 million at September 30, 2011 and December 31, 2010.

•	We have extended loans and lines of credit to various other HSBC affiliates totaling $460 million at September 30, 2011 and December 31, 2010. At September 30, 2011 and December 31, 2010 there were no amounts outstanding on these loans and lines of credit. Interest income on these lines totaled less than $1 million and $5 million during the three and nine months ended September 30, 2010, respectively.

•	Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. We held $75 million of commercial paper issued by an HSBC affiliate sponsored ABCP conduit at December 31, 2010.

HSBC USA Inc.

•	We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $891.9 billion and $774.1 billion at September 30, 2011 and December 31, 2010, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $24.5 billion and $16.6 billion at September 30, 2011 and December 31, 2010, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

•	In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (“LSS”) tranched credit default swaps. These transactions are expected to significantly reduce income volatility for HSBC Bank USA by transferring the volatility to the affiliate. The recorded fair value of derivative assets related to these derivative transactions was not significant at September 30, 2011 and was approximately $25 million at December 31, 2010.

•	Technology and some centralized operational services including human resources, finance, corporate affairs, compliance, legal, tax and other shared services in North America are centralized within HTSU.

•	Technology related assets and software purchased are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates in the consolidated statement of income.

•	Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 14, “Pension and Other Postretirement Benefits.”

•	Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $14 million and $38 million during the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2010, our share of the expense of these plans was $11 million and $33 million, respectively.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $7 million and $21 million during the three and nine months ended September 30, 2011, respectively, are included as a component of Support services from HSBC affiliates in the consolidated statement of income and the table above. Prior to 2011, billing for these services was processed by HTSU.

•	We did not pay any dividends to our immediate parent, HNAI, on our common stock during the nine months ended September 30, 2011 and 2010.

HSBC USA Inc.

16.  Regulatory Capital

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	September 30, 2011				December 31, 2010

	Capital	Well-Capitalized		Actual	Capital	Well-Capitalized		Actual
	Amount	Minimum Ratio(1)		Ratio	Amount	Minimum Ratio(1)		Ratio

	(dollars are in millions)

Total capital ratio:
HSBC USA Inc.	$21,577	10.00%		18.03%	$22,070	10.00%		18.14%
HSBC Bank USA	21,957	10.00		18.48	22,177	10.00		18.41
Tier 1 capital ratio:
HSBC USA Inc.	14,837	6.00		12.40	14,355	6.00		11.80
HSBC Bank USA	15,550	6.00		13.09	14,970	6.00		12.43
Tier 1 leverage ratio:
HSBC USA Inc.	14,837	3.00	(2)	7.40	14,355	3.00	(2)	7.87
HSBC Bank USA	15,550	5.00		7.92	14,970	5.00		8.28
Risk weighted assets:
HSBC USA Inc.	119,663				121,645
HSBC Bank USA	118,816				120,473

(1)	HSBC USA Inc and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

We did not receive any cash capital contributions from our immediate parent, HNAI, during the first nine months of 2011.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. These assets were subsequently sold to Santander Consumer USA in August 2010. During the third quarter of 2011, HSBC Bank USA sold low-quality credit card receivables with a net book value of approximately $230 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. Capital ratios and amounts at September 30, 2011 and December 31, 2010 in the table above reflect this reporting. At September 30, 2011, the remaining purchased receivables subject to this requirement totaled $1.7 billion of which $3 million held by HSBC Bank USA are considered to be low-quality assets. These receivables will be sold to Capital One as part of the previously discussed sale which is expected to close in the first half of 2012.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or

HSBC USA Inc.

exclusions. At December 31, 2010, deferred tax assets of $360 million, were excluded in the computation of regulatory capital. At September 30, 2011 $483 million was excluded in the computation of regulatory capital.

17.  Business Segments

As discussed in our 2010 Form 10-K, we initiated a process in late 2010 to re-evaluate the financial information used to manage our business including the scope and content of the financial data being reported to our management. During the first quarter of 2011, we completed our evaluation and decided we would no longer manage and evaluate the performance of the receivables purchased from HSBC Finance as a separate operating segment. Rather, we would manage and evaluate the performance of these assets as a component of our Retail Banking and Wealth Management (formerly Personal Financial Services) operating segment, consistent with HSBC’s globally defined business segments. As a result, beginning in the first quarter of 2011, our management reporting was changed to reflect this decision and we now report our financial results under four reportable segments which are generally based upon customer group and global business: Retail Banking and Wealth Management (formerly Personal Financial Services), Commercial Banking, Global Banking and Markets and Private Banking. These changes have been reflected in the segment financial information for all periods presented to reflect this new segmentation.

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

Our segment results are reported on a continuing operations basis. As previously discussed, in August 2011 we agreed to sell our GM and UP credit card receivable portfolios and our private label credit card and closed-end receivable portfolio, all of which were purchased from HSBC Finance, to Capital One. Because the credit card and private label receivables being sold have been classified as held for sale and the operations and cash flows from these receivables will be eliminated from our ongoing operations upon disposition without any significant continuing involvement, we have determined we have met the requirements to report the results of these credit card and private label card receivables being sold as discontinued operations and have included these receivables in Assets of discontinued operations on our balance sheet for all periods presented. The results for these receivables were previously reported in the Retail Banking and Wealth Management segment.

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

HSBC USA Inc.

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

	IFRS Consolidated Amounts

						Adjustments/			IFRS	U.S. GAAP
			Global Banking			Reconciling		IFRS	Reclassi-	Consolidated
	RBWM	CMB	and Markets	PB	Other	Items	Total	Adjustments(4)	fications(5)	Totals

						(in millions)

Three Months Ended September 30, 2011
Net interest income(1)	$259	$179	$119	$44	$(6)	$(11)	$584	$(64)	$108	$628
Other operating income	148	115	67	28	380	11	749	11	(93)	667

Total operating income	407	294	186	72	374	-	1,333	(53)	15	1,295
Loan impairment charges(3)	76	(5)	28	(24)	-	-	75	2	1	78

	331	299	158	96	374	-	1,258	(55)	14	1,217
Operating expenses(2)	368	177	269	65	13	-	892	15	14	921

Profit before income tax expense	$(37)	$122	$(111)	$31	$361	$-	$366	$(70)	$-	$296

Balances at end of period:
Total assets	$25,629	$20,144	$232,769	$5,946	$92	$-	$284,580	$(96,198)	$60	$188,442
Total loans, net	16,118	16,173	25,592	4,462	-	-	62,345	(5,880)	(7,614)	48,851
Goodwill	579	358	480	326	-	-	1,743	485	-	2,228
Total deposits	47,314	27,215	47,906	11,929	-	-	134,364	(5,029)	3,506	132,841
Three Months Ended September 30, 2010
Net interest income(1)	$261	$172	$187	$47	$1	$(8)	$660	$(14)	$18	$664
Other operating income	157	111	151	34	35	8	496	114	(12)	598

Total operating income	418	283	338	81	36	-	1,156	100	6	1,262
Loan impairment charges(3)	(2)	50	(45)	(13)	(1)	-	(11)	3	18	10

	420	233	383	94	37	-	1,167	97	(12)	1,252
Operating expenses(2)	382	178	204	63	17	-	844	(9)	(12)	823

Profit before income tax expense	$38	$55	$179	$31	$20	$-	$323	$106	$-	$429

Balances at end of period:
Total assets	$22,311	$16,329	$203,267	$4,866	$21	$-	$246,794	$(77,862)	$(155)	$168,777
Total loans, net	17,788	14,632	28,554	4,040	-	-	65,014	(1,754)	(14,539)	48,721
Goodwill	876	368	480	326	-	-	2,050	576	-	2,626
Total deposits	47,598	23,547	36,829	11,529	-	-	119,503	(4,823)	4,002	118,682
Nine Months Ended September 30, 2011
Net interest income(1)	$756	$527	$382	$134	$(73)	$(26)	$1,700	$(75)	$198	$1,823
Other operating income	337	325	756	97	363	26	1,904	36	(148)	1,792

Total operating income	1,093	852	1,138	231	290	-	3,604	(39)	50	3,615
Loan impairment charges(3)	166	7	1	(34)	-	-	140	6	25	171

	927	845	1,137	265	290	-	3,464	(45)	25	3,444
Operating expenses(2)	1,187	553	735	194	51	-	2,720	(1)	25	2,744

Profit before income tax expense	$(260)	$292	$402	$71	$239	$-	$744	$(44)	$-	$700

Nine Months Ended September 30, 2010
Net interest income(1)	$827	$535	$473	$139	$(9)	$(18)	$1,947	$(16)	$102	$2,033
Other operating income	218	362	825	103	267	18	1,793	(7)	35	1,821

Total operating income	1,045	897	1,298	242	258	-	3,740	(23)	137	3,854
Loan impairment charges(3)	24	98	(193)	(24)	(1)	-	(96)	62	27	(7)

	1,021	799	1,491	266	259	-	3,836	(85)	110	3,861
Operating expenses(2)	987	499	562	180	47	-	2,275	100	110	2,485

Profit before income tax expense	$34	$300	$929	$86	$212	$-	$1,561	$(185)	$-	$1,376

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates. The objective of these charges/credits is to transfer interest rate risk from the segments to one centralized unit in Treasury and more appropriately reflect the profitability of segments.

HSBC USA Inc.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	Segment provisions are based on each segments’ net charge offs and the change in allowance for credit losses.

(4)	Represents adjustments associated with differences between IFRSs and U.S. GAAP basis of accounting.

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Basis of Reporting.” A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net Interest Income

Effective interest rate – The calculation of effective interest rates under IFRS 39, “Financial Instruments: Recognition and Measurement (“IAS 39”), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or recovered between parties to the contract that are an integral part of the effective interest rate to be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating income for IFRSs.

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

Derivative interest expense – Under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain on financial instruments designated at fair value and related derivatives which is a component of other revenues.

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

HSBC USA Inc.

reported in net interest income or trading revenue. Under U.S. GAAP, the income related to loans held for sale are reported similarly to loans held for investment.

For loans transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for in accordance with held for sale investment guidance, with any gain or loss recorded at the time of sale.

U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the initial component of the lower of amortized cost or fair value adjustment related to credit risk is recorded in the consolidated statement of income as provision for credit losses while the component related to interest rates and liquidity factors is reported in the consolidated statement of income in other revenues (losses).

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

Servicing assets – Under IFRSs, servicing assets are initially recorded on the balance sheet at cost and amortized over the projected life of the assets. Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings. Under U.S. GAAP, servicing assets are initially recorded on the balance sheet at fair value. All subsequent adjustments to fair value are reflected in current period earnings.

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

Loan Impairment Charges (Provision for Credit Losses)

IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset

HSBC USA Inc.

is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances, and therefore reflects the collectibility of the loans.

As discussed above, under U.S. GAAP, the credit risk component of the lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the consolidated statement of income as provision for credit losses. There is no similar requirement under IFRSs.

Operating Expenses

Pension costs – Costs under U.S. GAAP are higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of the projected benefit obligation or fair value of plan assets beyond the 10 percent “corridor.” In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when “demonstrably committed to the transaction” as compared to U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under US GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

Share-based bonus arrangements – Under IFRSs, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the recognition of compensation expense related to share-based bonuses does not begin until the date the awards are granted.

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

VIEs – The requirements for consolidation of variable interest entities under U.S. GAAP are based more on the power to control significant activities as opposed to the variability in cash flows. As a result, under U.S. GAAP we were determined to be the primary beneficiary and consolidated a commercial paper conduit effective January 1, 2010. However in 2011, changes involving liquidity asset purchase agreements were made which resulted in us no longer being considered the primary beneficiary and this commercial paper conduit was deconsolidated at March 31, 2011. Under IFRSs this conduit is not consolidated.

HSBC USA Inc.

18.  Variable Interest Entities

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

HSBC USA Inc.

Consolidated or Previously Consolidated VIEs The following table summarizes the assets and liabilities of our consolidated VIEs as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

		(in millions)

Asset-backed commercial paper conduit:
Interest bearing deposits with banks	$-	$-	$676	$-
Held-to-maturity securities	-	-	881	-
Loans, net	-	-	1,220	-
Other assets	-	-	3	-
Short-term borrowings	-	-	-	3,022
Other liabilities	-	-	-	3

Subtotal	-	-	2,780	3,025

Low income housing limited liability partnership:
Interest bearing deposits with banks	106	-	83	-
Other assets	523	-	509	-
Long term debt	-	55	-	55
Other liabilities	-	159	-	109

Subtotal	629	214	592	164

Total	$629	$214	$3,372	$3,189

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

HSBC USA Inc.

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

Unconsolidated VIEs We also have variable interests with other VIEs that were not consolidated at September 30, 2011 and December 31, 2010 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of September 30, 2011 and December 31, 2010:

	Variable Interests	Variable Interests	Total Assets in	Maximum
	Held Classified	Held Classified	Unconsolidated	Exposure
	as Assets	as Liabilities	VIEs	to Loss

	(in millions)

As of September 30, 2011
Asset-backed commercial paper conduits	$-	$-	$13,729	$817
Structured note vehicles	1,362	89	6,572	1,715

Total	$1,362	$89	$20,301	$2,532

As of December 31, 2010
Asset-backed commercial paper conduits	$-	$-	$13,516	$1,856
Structured note vehicles	537	87	6,734	900

Total	$537	$87	$20,250	$2,756

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

HSBC USA Inc.

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

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities, other than Bryant Park as discussed above. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $817 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

Structured note vehicles Our involvement in structured note vehicles includes entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of September 30, 2011, we recorded approximately $72 million of trading assets and $89 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2010, we recorded approximately $126 million of trading assets and $147 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

Beneficial interests issued by third-party sponsored securitization entities We hold certain beneficial interests issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm’s-length and decisions to invest are based on credit analysis on underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers that potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 5, “Securities” and Note 20, “Fair Value Measurements” and, therefore, are not disclosed in this note to avoid redundancy.

HSBC USA Inc.

Consolidated VIEs of Discontinued Credit Card and Private Label Operations The following summarizes the assets and liabilities of consolidated VIEs which are part of our discontinued credit card operations as of September 30, 2011 and December 31, 2010 and are included as a component of Assets of discontinued operations and Liabilities of discontinued operations:

	September 30, 2011		December 31, 2010
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

		(in millions)

Securitization vehicles:
Loans, net	$6,708	$-	$12,963	$-
Other assets	1,093	-	(1,055)	-
Long-term debt	-	-	-	150
Deposits	-	7	-	20
Other liabilities	-	1,083	-	261

Total	$7,801	$1,090	$11,908	$431

We have historically utilized entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transferred certain private label and other credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. As our affiliate is the servicer of the assets of these trusts we performed a detailed analysis and determined that we retain the benefits and risks and are the primary beneficiary of the trusts and, as a result, consolidate them. During the third quarter of 2011, in connection with our agreement to sell certain credit card operations to Capital One, all remaining loans in the private label credit card VIE were transferred to a wholly owned subsidiary of HSBC Bank USA.

Certain assets of the consolidated VIEs historically served as collateral for the obligations of the VIE. These assets include loans of $233 million at December 31, 2010. There were no such assets at September 30, 2011. Debt securities issued by these VIEs are reported as secured financings in long-term debt. The holders of the debt securities issued by these vehicles have no recourse to our general credit. The securitization vehicles also held obligations to repay intercompany loans totaling $5.9 billion and $8.8 billion at September 30, 2011 and December 31, 2010, respectively, related to the transfer of receivables to the securitization vehicles which are eliminated in consolidation and therefore are not presented in the table above.

HSBC USA Inc.

19.  Guarantee Arrangements and Pledged Assets

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

The following table presents total carrying amount and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of September 30, 2011 and December 31, 2010. Following the table is a description of the various arrangements.

	September 30, 2011		December 31, 2010
	Carrying	Notional/Maximum	Carrying	Notional/Maximum
	Value	Exposure to Loss	Value	Exposure to Loss

		(in millions)

Credit derivatives(1)(4)	$ (11,587)	$353,834	$(831)	$354,780
Financial standby letters of credit, net of participations(2)(3)	-	4,641	-	4,264
Performance (non-financial) guarantees(2)(3)	-	3,241	-	2,895
Liquidity asset purchase agreements(3)	-	817	-	1,856

Total	$(11,587)	$362,533	$(831)	$363,795

(1)	Includes $50.2 billion and $49.4 billion issued for the benefit of HSBC affiliates at September 30, 2011 and December 31, 2010, respectively.

(2)	Includes $622 million and $486 million issued for the benefit of HSBC affiliates at September 30, 2011 and December 31, 2010, respectively.

(3)	For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

(4)	For credit derivatives, the maximum loss is represented by the notional amounts without consideration of mitigating effects from collateral or recourse arrangements.

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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying (Fair)		Carrying (Fair)
	Value	Notional	Value	Notional

		(in millions)

Sell-protection credit derivative positions	$(11,587)	$353,834	$(831)	$354,780
Buy-protection credit derivative positions	12,287	350,272	1,631	346,246

Net position(1)	$700	$3,562	$800	$8,534

(1)	Positions are presented net in the table above to provide a complete analysis of our risk exposure and depict the way we manage our credit derivative portfolio. The offset of the sell-protection credit derivatives against the buy-protection credit derivatives may not be legally binding in the absence of master netting agreements with the same counterparty. Furthermore, the credit loss triggering events for individual sell protection credit derivatives may not be the same or occur in the same period as those of the buy protection credit derivatives thereby not providing an exact offset.

Standby letters of credit A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of September 30, 2011, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.6 billion and $3.2 billion, respectively. As of December 31, 2010, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.3 billion and $2.9 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $44 million and $47 million at September 30, 2011 and December 31, 2010, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $22 million and $26 million at September 30, 2011 and December 31, 2010, respectively.

HSBC USA Inc.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of September 30, 2011 as an indicative proxy of payment risk:

	Average	Credit Ratings of the Obligors or the Transactions
	Life	Investment	Non-Investment
Notional/Contractual Amounts	(in years)	Grade	Grade	Total

		(dollars are in millions)

Sell-protection Credit Derivatives(1)
Single name CDS	2.76	$125,463	$96,325	$221,788
Structured CDS	2.26	64,224	5,229	69,453
Index credit derivatives	3.31	35,699	14,099	49,798
Total return swaps	8.65	11,328	1,467	12,795

Subtotal		236,714	117,120	353,834
Standby Letters of Credit(2)	1.10	7,078	804	7,882

Total		$243,792	$117,924	$361,716

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

(2)	External ratings for most of the obligors are not available. Presented above are the internal credit ratings which are developed using similar methodologies and rating scale equivalent to external credit ratings for purposes of classification as investment grade and non-investment grade.

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

Written Put Options, Non Credit-Risk Related and Indemnity Arrangements:

Liquidity asset purchase agreements We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of September 30, 2011 and December 31, 2010, we have issued $817 million and $1.9 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits. The decline since December 31, 2010 reflects the assignment of a significant majority of these facilities to HSBC Bank plc during the first quarter of 2011. See Note 18, “Variable Interest Entities,” for further information.

HSBC USA Inc.

Structured products We structure and sell products that provide for the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount due at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These structured products are accounted for on a fair value basis. The notional amounts of these structured products were not material as of September 30, 2011 and December 31, 2010. We have not made any payments under the terms of these structured products and we consider the probability of such payments to be remote.

Visa covered litigation We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is later. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In 2009 and 2010, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited collectively an additional $2.0 billion into the escrow account. As a result, we re-evaluated our contingent liability recorded relating to this litigation and reduced our liability by $24 million during 2009 and 2010. In March 2011, Visa again exercised its rights to sell shares of existing Class B shareholders and funded an additional $400 million into the escrow account and we reduced our liability by $5 million. At September 30, 2011, the net contingent liability recorded was $4 million. We do not expect these changes to result in a material adverse effect on our results of operations.

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

We typically first become aware that a GSE or other third party is evaluating a particular loan for repurchase when we receive a request to review the underlying loan file. Generally, the reviews focus on severely delinquent loans to identify alleged fraud, misrepresentation or file documentation issues. Upon completing its review, the GSE or other third party may submit a repurchase demand. Historically, most file requests have not resulted in repurchase demands. After receipt of a repurchase demand, we perform a detailed evaluation of the substance of the request and appeal any claim that we believe is either unsubstantiated or contains errors, leveraging both dedicated internal as well as retained external resources. In some cases, we ultimately are not required to repurchase a loan as we are able to resolve the purported defect. From initial inquiry to ultimate resolution, a typical case is usually resolved within 3 months, however some cases may take as long as 12 months to resolve. Acceptance of a repurchase demand will

HSBC USA Inc.

involve either a) repurchase of the loan at the unpaid principal balance plus accrued interest or b) reimbursement for any realized loss on a liquidated property (“make-whole” payment).

To date, repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $20.2 billion and $23.0 billion at September 30, 2011 and December 31, 2010, respectively, including $12.7 billion and $14.3 billion, respectively, of loans sourced from our legacy broker channel.

The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage during the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

		(in millions)

Pre- 2004	$1	$3	$4	$12
2004	1	14	10	22
2005	6	7	20	18
2006	11	9	35	33
2007	34	40	104	135
2008	15	33	73	88
Post 2008	14	9	59	21

Total repurchase demands received(1)	$82	$115	$305	$329

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $61 million and $97 million for the three months ended September 30, 2011 and 2010, respectively. Includes repurchase demands on loans sourced from our legacy broker channel of $218 million and $276 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

	(in millions)

GSEs	$52	$92
Others	32	23

Total(1)	$84	$115

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $62 million and $87 million at September 30, 2011 and December 31, 2010, respectively.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

•	The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

HSBC USA Inc.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three and nine months ended September 30, 2011 and 2010 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

		(in millions)

Balance at beginning of period	$237	$205	$262	$66
Increase (decrease) in liability recorded through earnings	1	95	41	285
Realized losses	(29)	(36)	(94)	(87)

Balance at end of period	$209	$264	$209	$264

Our reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $209 million at September 30, 2011 represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change.

Pledged Assets Pledged assets included in the consolidated balance sheet are summarized in the following table.

	September 30,	December 31,
	2011	2010

	(in millions)

Interest bearing deposits with banks	$5,939	$1,463
Trading assets(1)	197	319
Securities available-for-sale(2)	24,027	19,765
Securities held to maturity	490	1,004
Loans(3)	2,251	2,691
Other assets(4)	4,508	5,598

Total	$37,412	$30,840

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

(2)	Securities available-for-sale are primarily pledged against public fund deposits and various short-term and long term borrowings, as well as providing capacity for potential secured borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

(3)	Loans are primarily residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank. At December 31, 2010, loans also include private label and credit card receivables pledged against long-term secured borrowings and the loans of a consolidated commercial paper conduit that collateralize the conduit’s outstanding commercial paper.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

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

HSBC USA Inc.

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

The following table summarizes the carrying amount and estimated fair value of our financial instruments at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

		(in millions)

Financial assets:
Short-term financial assets	$23,438	$23,438	$10,665	$10,665
Federal funds sold and securities purchased under resale agreements	5,095	5,095	8,236	8,236
Non-derivative trading assets	31,746	31,746	26,390	26,390
Derivatives	9,772	9,772	6,891	6,891
Securities	54,881	55,158	48,713	48,923
Commercial loans, net of allowance for credit losses	31,156	31,393	29,480	29,773
Commercial loans designated under fair value option and held for sale	934	934	1,356	1,356
Consumer loans, net of allowance for credit losses	17,695	14,010	19,477	14,668
Consumer loans held for sale:
Residential mortgages	2,011	2,022	954	957
Credit cards	415	422	-	-
Other consumer	241	241	80	80
Financial liabilities:
Short-term financial liabilities	$22,440	$22,440	$18,031	$18,031
Deposits:
Without fixed maturities	116,627	116,627	95,457	95,457
Fixed maturities	6,623	6,644	17,808	17,845
Deposits designated under fair value option	9,626	9,626	7,386	7,386
Non-derivative trading liabilities	7,191	7,191	5,538	5,538
Derivatives	7,915	7,915	5,285	5,285
Long-term debt	14,364	14,356	11,862	12,026
Long-term debt designated under fair value option	4,221	4,221	5,368	5,368

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the prevailing economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2011 and December 31, 2010 reflect these market conditions.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of September 30, 2011
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,036	$143	$-	$1,179	$-	$1,179
Collateralized debt obligations	-	-	707	707	-	707
Asset-backed securities:
Residential mortgages	-	286	-	286	-	286
Home equity	-	2	-	2	-	2
Student loans	-	2	-	2	-	2
Corporate and other domestic debt securities	-	10,410	1,642	12,052	-	12,052
Debt Securities issued by foreign entities:
Corporate	-	60	237	297	-	297
Government	-	146	-	146	-	146
Equity securities	-	28	12	40	-	40
Precious metals trading	-	17,035	-	17,035	-	17,035
Derivatives(2):
Interest rate contracts	133	60,755	12	60,900	-	60,900
Foreign exchange contracts	23	24,544	224	24,791	-	24,791
Equity contracts	3	976	122	1,101	-	1,101
Precious metals contracts	79	2,180	36	2,295	-	2,295
Credit contracts	-	15,480	2,422	17,902	-	17,902
Other contracts	3	-	-	3	-	3
Derivatives netting	-	-	-	-	(97,220)	(97,220)

Total derivatives	241	103,935	2,816	106,992	(97,220)	9,772
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	27,210	16,349	-	43,559	-	43,559
Obligations of U.S. states and political subdivisions	-	596	-	596	-	596
Asset-backed securities:
Residential mortgages	-	11	-	11	-	11
Commercial mortgages	-	478	-	478	-	478
Home equity	-	293	-	293	-	293
Student loans	-	23	-	23	-	23
Other	-	95	-	95	-	95
Corporate and other domestic debt securities	-	604	-	604	-	604
Debt Securities issued by foreign entities:
Corporate	-	1,262	-	1,262	-	1,262
Government-backed	39	5,655	-	5,694	-	5,694
Equity securities	-	143	-	143	-	143
Loans(3)	-	353	11	364	-	364
Intangible(4)	-	-	237	237	-	237

Total assets	$28,526	$157,909	$5,662	$192,097	$(97,220)	$94,877

Liabilities:
Deposits in domestic offices(5)	$-	$4,695	$4,931	$9,626	$-	$9,626
Trading liabilities, excluding derivatives	378	6,813	-	7,191	-	7,191
Derivatives(2):
Interest rate contracts	89	62,310	-	62,399	-	62,399
Foreign exchange contracts	15	25,114	226	25,355	-	25,355
Equity contracts	-	1,206	277	1,483	-	1,483
Precious metals contracts	34	1,260	36	1,330	-	1,330
Credit contracts	-	16,886	754	17,640	-	17,640
Derivatives netting	-	-	-	-	(100,292)	(100,292)

Total derivatives	138	106,776	1,293	108,207	(100,292)	7,915
Long-term debt(6)	-	4,109	113	4,222	-	4,222

Total liabilities	$516	$122,393	$6,337	$129,246	$(100,292)	$28,954

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
				Gross		Net
	Level 1	Level 2	Level 3	Balance	Netting(1)	Balance

	(in millions)

Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,874	$694	$-	$2,568	$-	$2,568
Collateralized debt obligations	-	-	793	793	-	793
Asset-backed securities:
Residential mortgages	-	344	-	344	-	344
Home equity	-	6	-	6	-	6
Student loans	-	5	-	5	-	5
Corporate and other domestic debt securities	-	4,257	833	5,090	-	5,090
Debt Securities issued by foreign entities:
Corporate	-	133	243	376	-	376
Government	-	430	-	430	-	430
Equity securities	-	36	17	53	-	53
Precious metals trading	-	16,725	-	16,725	-	16,725
Derivatives(2):
Interest rate contracts	214	32,393	-	32,607	-	32,607
Foreign exchange contracts	23	16,233	207	16,463	-	16,463
Equity contracts	-	997	174	1,171	-	1,171
Precious metals contracts	-	982	22	1,004	-	1,004
Credit contracts	-	10,682	2,086	12,768	-	12,768
Other	-	-	4	4	-	4
Derivatives netting	-	-	-	-	(57,126)	(57,126)

Total derivatives	237	61,287	2,493	64,017	(57,126)	6,891
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,632	14,850	-	40,482	-	40,482
Obligations of U.S. states and political subdivisions	-	579	-	579	-	579
Asset-backed securities:
Residential mortgages	-	11	-	11	-	11
Commercial mortgages	-	552	-	552	-	552
Home equity	-	352	-	352	-	352
Student loans	-	27	-	27	-	27
Other	-	104	-	104	-	104
Corporate and other domestic debt securities	-	683	-	683	-	683
Debt Securities issued by foreign entities:
Government-backed	41	2,564	-	2,605	-	2,605
Equity securities	-	128	-	128	-	128
Loans(3)	-	1,277	11	1,288	-	1,288
Intangible(4)	-	-	394	394	-	394

Total assets	$27,784	$105,044	$4,784	$137,612	$(57,126)	$80,486

Liabilities:
Deposits in domestic offices(5)	$-	$3,774	$3,612	$7,386	$-	$7,386
Trading liabilities, excluding derivatives	173	5,365	-	5,538	-	5,538
Derivatives(2):
Interest rate contracts	90	32,701	-	32,791	-	32,791
Foreign exchange contracts	15	16,520	211	16,746	-	16,746
Equity contracts	-	833	163	996	-	996
Precious metals contracts	101	1,951	21	2,073	-	2,073
Credit contracts	-	11,639	884	12,523	-	12,523
Other	8	10	5	23	-	23
Derivatives netting	-	-	-	-	(59,867)	(59,867)

Total derivatives	214	63,654	1,284	65,152	(59,867)	5,285
Long-term debt(6)	-	5,067	301	5,368	-	5,368

Total liabilities	$387	$77,860	$5,197	$83,444	$(59,867)	$23,577

HSBC USA Inc.

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes trading derivative assets of $8.7 billion and $6.0 billion and trading derivative liabilities of $5.8 billion and $5.0 billion as of September 30, 2011 and December 31, 2010, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)	Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 8, “Loans Held for Sale,” for further information.

(4)	Represents residential mortgage servicing rights. See Note 9, “Intangible Assets,” for further information on residential mortgage servicing rights.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

Significant Transfers into/out of Levels 1 and 2 There were no significant transfers between levels 1 and 2 for the three and nine months ended September 30, 2011 and 2010.

Information on Level 3 assets and liabilities The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during the three and nine months ended September 30, 2011 and 2010. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	July 1,	Revenue	Other	Comprehensive				Into	Out of	Sept. 30,	Unrealized
	2011	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2011	Gains (Losses)

	(in millions)

Assets:

Trading assets, excluding derivatives:

Collateralized debt obligations	$770	$(41)	$-	$-	$7	$-	$(29)	$-	$-	$707	$(48)

Corporate and other domestic debt securities	1,615	5	-	-	22	-	-	-	-	1,642	(5)

Corporate debt securities issued by foreign entities	271	(34)	-	-	-	-	-	-	-	237	(33)

Equity securities	16	(2)	-	-	-	-	(2)	-	-	12	(1)

Derivatives(2):

Interest rate contracts	3	-	9	-	-	-	-	-	-	12	9

Foreign exchange contracts	1	(2)	-	-	-	-	-	-	-	(1)	(1)

Equity contracts	(29)	(173)	-	-	-	-	(30)	(18)	94	(156)	(33)

Credit contracts	1,069	613	-	-	-	-	(13)	-	-	1,669	598

Loans(3)	11	-	-	-	-	-	-	-	-	11	-

Other assets, excluding derivatives(4)	363	-	(134)	-	-	-	8	-	-	237	(133)

Total assets	$4,090	$366	$(125)	$-	$29	$-	$(66)	$(18)	$94	$4,370	$353

Liabilities:

Deposits in domestic offices	$(4,719)	$62	$-	$-	$-	$(588)	$107	$-	$207	$(4,931)	$68

Long-term debt	(685)	113	-	-	-	(22)	46	-	435	(113)	10

Total liabilities	$(5,404)	$175	$-	$-	$-	$(610)	$153	$-	$642	$(5,044)	$78

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	July 1,	Revenue	Other	Comprehensive				Into	Out of	Sept. 30,	Unrealized
	2010	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:

Trading assets, excluding derivatives:

Collateralized debt obligations	$791	$11	$-	$-	$34	$-	$(32)	$-	$-	$804	$1

Asset-backed securities:

Residential mortgages	560	27	-	-	1	-	(196)	-	(7)	385	13

Home equity	32	(17)	-	-	12	-	(12)	-	-	15	(17)

Other	13	-	-	-	-	-	-	-	-	13	-

Corporate and other domestic debt securities	717	2	-	-	35	-	-	-	-	754	2

Corporate debt securities issued by foreign entities	197	32	-	-	-	-	-	-	-	229	32

Equity securities	19	(1)	-	-	-	-	-	-	-	18	(1)

Derivatives(2):

Foreign exchange contracts	(3)	1	-	-	-	-	-	-	-	(2)	1

Equity contracts	(141)	174	-	-	-	-	(25)	-	-	8	149

Credit contracts	1,640	(264)	-	-	-	-	5	(46)	(3)	1,332	(262)

Other	12	-	6	-	-	-	-	-	-	18	6

Securities available-for-sale:

U.S. Treasury, U.S. Government agencies and sponsored enterprises	-	-	-	-	-	-	-	4	-	4	-

Asset-backed securities:

Residential mortgages	274	-	-	2	-	-	(255)	-	(9)	12	-

Commercial mortgages	10	-	-	-	-	-	1	-	-	11	-

Home equity	220	-	-	3	-	-	(29)		(1)	193	-

Auto	7	-	-	-	-	-	(7)	-	-	-	-

Student loans	13	-	-	-	-	-	(1)	-	-	12	-

Other	87	-	-	-	-	-	-		-	87	-

Loans(3)	11	-	-	-	-	-	-	-	-	11	-

Other assets, excluding derivatives(4)	317	-	11	-	-	-	(30)	-	-	298	11

Total assets	$4,776	$(35)	$17	$5	$82	$-	$(581)	$(42)	$(20)	$4,202	$(65)

Liabilities:

Deposits in domestic offices	$(2,381)	$(164)	$-	$-	$-	$(576)	$54	$-	$-	$(3,067)	$(158)

Long-term debt	(201)	(16)	-	-	-	(36)	6	-	-	(247)	(18)

Total liabilities	$(2,582)	$(180)	$-	$-	$-	$(612)	$60	$-	$-	$(3,314)	$(176)

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	Jan. 1,	Revenue	Other	Comprehensive				Into	Out of	Sept. 30,	Unrealized
	2011	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2011	Gains (Losses)

	(in millions)

Assets:

Trading assets, excluding derivatives:

Collateralized debt obligations	$793	$(14)	$-	$-	$100	$-	$(172)	$-	$-	$707	$(31)

Corporate and other domestic debt securities	833	-	-	-	814	-	(5)	-	-	1,642	-

Corporate debt securities issued by foreign entities	243	(6)	-	-	-	-	-	-	-	237	(6)

Equity securities	17	(2)	-	-	-	-	(3)	-	-	12	(2)

Derivatives(2):

Interest rate contracts	(1)	-	13	-	-	-	-	-	-	12	13

Foreign exchange contracts	(4)	3	-	-	-	-	-	-	-	(1)	3

Equity contracts	12	(93)	-	-	-	-	(188)	33	80	(156)	(109)

Credit contracts	1,202	562	-	-	-	-	(157)	-	62	1,669	441

Loans(3)	11	-	-	-	-	-	-	-	-	11	-

Other assets, excluding derivatives(4)	394	-	(189)	-	-	-	32	-	-	237	(189)

Total assets	$3,500	$450	$(176)	$-	$914	$-	$(493)	$33	$142	$4,370	$120

Liabilities:

Deposits in domestic offices	$(3,612)	$(29)	$-	$-	$-	$(1,865)	$348	$(25)	$252	$(4,931)	$67

Long-term debt	(301)	101	-	-	-	(621)	189	(3)	521	(114)	12

Total liabilities	$(3,913)	$72	$-	$-	$-	$(2,486)	$537	$(28)	$773	$(5,045)	$79

HSBC USA Inc.

		Total Gains and (Losses) Included in(1)
		Trading		Other				Transfers	Transfers		Current Period
	Jan. 1,	Revenue	Other	Comprehensive				Into	Out of	Sept. 30,	Unrealized
	2010	(Loss)	Revenue	Income	Purchases	Issuances	Settlements	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:

Trading assets, excluding derivatives:

Collateralized debt obligations	$832	$(27)	$-	$-	$269	$-	$(270)	$-	$-	$804	$(94)

Asset-backed securities:

Residential mortgages	817	106	-	-	55	-	(607)	21	(7)	385	19

Commercial mortgages	4	(4)	-	-	-	-	-	-	-	-	-

Home equity	24	(65)	-	-	228	-	(176)	7	(3)	15	(16)

Other	-	-	-	-	-	-	-	13	-	13	-

Corporate and other domestic debt securities	1,202	(23)	-	-	130	-	(371)	-	(184)	754	23

Corporate debt securities issued by foreign entities	195	33	-	-	-	-	1	-	-	229	33

Equity securities	21	(2)	-	-	-	-	(1)	-	-	18	(2)

Derivatives(2):

Foreign exchange contracts	(95)	(33)	-	-	-	(3)	129	-	-	(2)	-

Equity contracts	81	130	-	-	-	-	(137)	(75)	9	8	36

Credit contracts	1,311	(112)	-	-	-	-	(85)	178	40	1,332	(270)

Other	(3)	-	22	-	-	-	(1)	-	-	18	18

Securities available-for-sale:

U.S. Treasury, U.S. Government agencies and sponsored enterprises	3	-	-	1	-	-	(1)	3	(2)	4	-

Asset-backed securities:

Residential mortgages	515	-	-	17	-	-	(592)	85	(13)	12	-

Commercial mortgages	8	-	-	3	-	-	-	-	-	11	3

Home equity	175	-	-	58	-	-	(39)	-	(1)	193	47

Auto	43	-	-	-	-	-	(43)	-	-	-	-

Student loans	-	-	-	1	-	-	(1)	12	-	12	1

Other	-	-	-	-	-	-	-	87	-	87	-

Loans(3)	4	-	-	-	-	-	(1)	11	(3)	11	-

Other assets, excluding derivatives(4)	450	-	(76)	-	-	-	(76)	-	-	298	-

Total assets	$5,587	$3	$(54)	$80	$682	$(3)	$(2,271)	$342	$(164)	$4,202	$(202)

Liabilities:

Deposits in domestic offices	$(1,643)	$(141)	$-	$-	$-	$(1,511)	$202	$(164)	$190	$(3,067)	$(91)

Long-term debt	(419)	12	-	-	-	(257)	84	(37)	370	(247)	-

Total liabilities	$(2,062)	$(129)	$-	$-	$-	$(1,768)	$286	$(201)	$560	$(3,314)	$(91)

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $2.8 billion and $2.9 billion and derivative liabilities of $1.3 billion and $1.5 billion as of September 30, 2011 and 2010, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. See Note 9, “Intangible Assets,” for additional information.

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the nine months ended September 30, 2011, we transferred $62 million, of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. In addition, during the three and nine months ended September 30, 2011, we transferred $435 million and $521 million, respectively, of long-term debt from Level 3 to Level 2. The long-term debt relates to debt

HSBC USA Inc.

issuances where the embedded derivative is no longer unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.

During the nine months ended September 30, 2010, we transferred $225 million of mortgage and other asset-backed securities from Level 2 to Level 3 as the availability of observable inputs declined and the discrepancy in valuation per independent pricing services increased. During the nine months ended September 30, 2010, we transferred $178 million of credit derivatives from Level 2 to Level 3 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. In addition, during the nine months ended September 30, 2010, we transferred $370 million, respectively, of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded derivative is no longer unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. During the nine months ended September 30, 2010, we transferred $184 million of corporate bonds from Level 3 to Level 2 due to the availability of observable inputs in the market including broker and independent pricing service valuations.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of September 30, 2011 and 2010. The gains (losses) during the three and nine months ended September 30, 2011 and 2010 are also included.

					Total Gains	Total Gains
					(Losses)	(Losses)
	Non-Recurring Fair Value Measurements				For the	For the
	as of September 30, 2011				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2011	September 30, 2011

	(in millions)

Residential mortgage loans held for sale(1)	$-	$5	$228	$233	$(10)	$(16)
Other consumer loans held for sale(1)	-	-	71	71	-	-
Impaired loans(2)	-	-	415	415	(8)	44
Real estate owned(3)	-	28	-	28	(1)	(4)
Commercial loans held for sale	-	32	-	32	-	-
Impairment of certain previously capitalized software development costs(4)	-	-	-	-	-	(94)
Building held for sale	-	-	-	-	-	(5)

Total assets at fair value on a non-recurring basis	$-	$65	$714	$779	$(19)	$(75)

HSBC USA Inc.

					Total Gains	Total Gains
					(Losses)	(Losses)
	Non-Recurring Fair Value Measurements				For the	For the
	as of September 30, 2010				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2010	September 30, 2010

	(in millions)

Residential mortgage loans held for sale(1)	$-	$10	$433	$443	$(10)	$(42)
Other consumer loans held for sale(1)	-	-	28	28	-	-
Impaired loans(2)	-	-	572	572	59	150
Real estate owned(3)	-	70	-	70	3	9
Commercial loans held for sale	-	32	-	32	-	-
Held to maturity asset-backed securities held by consolidated VIE(5)	-	123	128	251	(1)	(4)
Building held for use	-	-	15	15	-	-

Total assets at fair value on a non-recurring basis	$-	$235	$1,176	$1,411	$51	$113

(1)	As of September 30, 2011 and 2010, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

(2)	Represents impaired commercial loans. Certain commercial loans have undergone troubled debt restructurings and are considered impaired. As a matter of practical expedient, we measure the credit impairment of a collateral-dependent loan based on the fair value of the collateral asset. The collateral often involves real estate properties that are illiquid due to market conditions. As a result, these commercial loans are classified as a Level 3 fair value measurement within the fair value hierarchy.

(3)	Real estate owned are required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value unadjusted for transaction costs.

(4)	In the first quarter of 2011 it was determined that certain previously capitalized software development costs were no longer realizable as a result of the decision to cancel certain projects and, therefore, we recorded an impairment charge of $78 million representing the full amount of the developed software capitalized associated with these projects. During the second quarter of 2011, HSBC completed a comprehensive review of all platforms currently under development which resulted in additional projects being cancelled. As a result, we recorded an additional charge of $16 million relating to the impairment of certain previously capitalized software development costs relating to these projects which were determined to be no longer realizable. The impairment charges were recorded in other expenses in our consolidated statement of income and is included in the results of our segments principally in RBWM and CMB.

(5)	Represent held-to-maturity securities which were held at fair value at September 30, 2010. See Note 18, “Variable Interest Entities,” for additional information.

Valuation Techniques Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for those financial instruments not recorded at fair value for which fair value disclosure is required.

Short-term financial assets and liabilities – The carrying amount of certain financial assets and liabilities recorded at cost is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates, and generally have negligible credit risk. These items include cash and due from banks, interest bearing deposits with banks, accrued interest receivable, customer acceptance assets and liabilities and short-term borrowings.

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

•	Mortgage Loans Held for Sale – Certain residential mortgage loans are classified as held for sale and are recorded at the lower of amortized cost or fair value. The fair value of these mortgage loans is determined based on the valuation information observed in alternative exit markets, such as the whole loan market, adjusted for portfolio specific factors. These factors include the location of the collateral, the loan-to-value ratio, the estimated rate and timing of default, the probability of default or foreclosure and loss severity if foreclosure does occur.

•	Leveraged Loans – We record leveraged loans and revolvers held for sale at fair value. Where available, market consensus pricing obtained from independent sources is used to estimate the fair value of the leveraged loans and revolvers. In determining the fair value, we take into consideration the number of participants submitting pricing information, the range of pricing information and distribution, the methodology applied by the pricing services to cleanse the data and market liquidity. Where consensus pricing information is not available, fair value is estimated using observable market prices of similar instruments or inputs, including bonds, credit derivatives, and loans with similar characteristics. Where observable market parameters are not available, fair value is determined based on contractual cash flows, adjusted for the probability of default and estimated recoveries where applicable, discounted at the rate demanded by market participants under current market conditions. In those cases, we also consider the loan specific attributes and inherent credit risk and risk mitigating factors such as collateral arrangements in determining fair value.

•	Commercial Loans – Commercial loans and commercial real estate loans are valued by discounting the contractual cash flows, adjusted for prepayments and the borrower’s credit risk, using a discount rate that reflects the current rates offered to borrowers of similar credit standing for the remaining term to maturity and our own estimate of liquidity premium.

•	Commercial impaired loans – Fair value is determined based on the pricing quotes obtained from an independent third party appraisal.

•	Consumer Loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, among other things, value estimates from an HSBC affiliate which reflect over-the-counter trading activity, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables; trading input from other market participants which includes observed primary and secondary trades; where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads; and general discussions held directly with potential investors. For revolving products, the estimated fair value excludes future draws on the available credit line as well as other items and, therefore, does not include the fair value of the entire relationship.

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

Lending-related commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $44 million and $47 million at September 30, 2011 and December 31, 2010, respectively.

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

Securities – Where available, debt and equity securities are valued based on quoted market prices. If a quoted market price for the identical security is not available, the security is valued based on quotes from similar securities, where possible. For certain securities, internally developed valuation models are used to determine fair values or validate quotes obtained from pricing services. The following summarizes the valuation methodology used for our major security classes:

•	U.S. Treasury, U.S. Government agency issued or guaranteed and Obligations of U.S. state and political subdivisions – As these securities transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. Government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, fair value measurements are based on quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined primarily based on pricing information obtained from pricing services and is verified by internal review processes.

•	Asset-backed securities, including collateralized debt obligations – Fair value is primarily determined based on pricing information obtained from independent pricing services adjusted for the characteristics and the performance of the underlying collateral.

HSBC USA Inc.

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:

Trading asset-backed securities and related collateral:

		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

	(in millions)

AAA -A	Residential mortgages	$3	$-	$76	$-	$203	$-	$282
	Home equity	-	-	1	-	-	-	1
	Student loans	-	-	2	-	-	-	2
	Other	-	-	-	-	-	-	-

	Total AAA -A	3	-	79	-	203	-	285

BBB -B	Residential mortgages	-	-	2	-	-	-	2
	Home equity	-	-	-	-	-	-	-

	Total BBB -B	-	-	2	-	-	-	2

CCC-Unrated	Residential mortgages	-	-	-	-	3	-	3
	Home equity	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-

	Total CCC -Unrated	-	-	-	-	3	-	3

		$3	$-	$81	$-	$206	$-	$290

Trading collateralized debt obligations and related collateral:

Rating of Securities:	Collateral Type:	Level 3

	(in millions)

AAA -A	Commercial mortgages	$-
	Residential mortgages	-
	Other	-

	Total AAA -A	-

BBB -B	Commercial mortgages	160
	Corporate loans	346
	Other	145

	Total BBB -B	651

CCC -Unrated	Commercial mortgages	56
	Corporate loans	-
	Residential mortgages	-
	Other	-

	Total CCC -Unrated	56

		$707

HSBC USA Inc.

Available-for-sale securities backed by collateral:

		Commercial
		Mortgages		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total

		(in millions)

AAA -A	Residential mortgages	$-	$-	$-	$-	$4	$-	$-	$-	$4
	Commercial mortgages	478	-	-	-	-	-	-	-	478
	Home equity	-	-	-	-	126	-	2	-	128
	Student loans	-	-	-	-	23	-	-	-	23
	Other	-	-	-	-	96	-	-	-	96

	Total AAA -A	478	-	-	-	249	-	2	-	729

BBB -B	Residential mortgages	-	-	-	-	2	-	-	-	2
	Home equity	-	-	-	-	90	-	1	-	91

	Total BBB -B	-	-	-	-	92	-	1	-	93

CCC -Unrated	Residential mortgages	-	-	-	-	3	-	-	-	3
	Home equity	-	-	-	-	75	-	-	-	75

	Total CCC -Unrated	-	-	-	-	78	-	-	-	78

		$478	$-	$-	$-	$419	$-	$3	$-	$900

•	Other domestic debt and foreign debt securities (corporate and government) – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. For mutual fund investments, we receive monthly statements from the investment manager with the estimated fair value.

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

Real estate owned – Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying amount of the loan, the carrying amount of the loan is adjusted to the fair value. The carrying amount of the property is further reduced, if necessary, not less than once every 45 days to reflect observable local market data including local area sales data.

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

21.  Litigation and Regulatory Matters

In addition to the matters described below, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.

In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the

HSBC USA Inc.

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

Litigation

Credit Card Litigation Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps’ v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery, motion practice and mediation. On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Bank USA, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Bank USA and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The Agreements also cover any other potential or future actions that are transferred for coordinated pre-trial proceedings with MDL 1720. We continue to defend the claims in this action vigorously and our entry into the Agreements in no way serves as an admission as to the validity of the allegations in the complaints. Similarly, the Agreements have had no impact on our ability to quantify the potential impact from this action, if any, and we are unable to do so at this time.

Account Overdraft Litigation In February 2011, an action captioned Ofra Levin et al. v. HSBC Bank USA, N.A. et al.  (E.D.N.Y. 11-CV-0701) was filed in the Eastern District of New York against HSBC Bank USA, HSBC USA and HSBC North America on behalf of a putative nationwide class and New York sub-class of customers who allegedly incurred overdraft fees due to the posting of debit card transactions to deposit accounts in high-to-low order. Levin asserts claims for breach of contract and the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and violation of the New York deceptive acts and practices statute. The plaintiffs dismissed the Federal court action after the case was transferred to the multi-district litigation pending in Miami, Florida, and re-filed the case in New York state court on March 1, 2011. The action, captioned Ofra Levin et al. v. HSBC Bank USA et al. (N.Y. Sup. Ct. 650562/11), alleges a variety of common law claims and violations on behalf of a New York class, including breach of contract and implied covenant of good faith and fair dealing, conversion, unjust enrichment and a violation of the New York deceptive acts and practices statute. We filed a motion to dismiss the complaint on May 2, 2011 and oral argument is currently scheduled for November 18, 2011. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action and will defend the claims vigorously.

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

HSBC USA Inc.

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

One of the funds for which HSBC companies provided custodial and administration services was Thema International Fund PLC (the “Thema Fund”), a limited liability company incorporated and authorized in Ireland as a UCITS fund under European Communities (Undertaking for Collective Investments in Transferable Securities) Regulations 1985. On June 7, 2011, HSBC Securities Services (Ireland) Limited, HSBC International Trust Services (Ireland) Limited, HSBC Holdings plc and, subject to the granting of leave to effect a proposed pleading amendment, HSBC Bank USA entered into an agreement, without any admission of wrongdoing or liability, to settle the action pending in the United States District Court for the Southern District of New York relating to the Thema Fund, captioned In re Herald, Primeo and Thema Funds Securities Litigation, (S.D.N.Y. Nos. 09-CV-0289 (RMB); 09-CV-2558 (RMB)), without any liability to HSBC Bank USA. By order dated September 15, 2011, the district court denied without prejudice preliminary approval of the settlement due to concerns over certain conditions that were part of the agreement. Defendants in In re Herald, Primeo and Thema Funds Securities Litigation, which consolidates actions involving the Thema Fund and other funds, have filed a joint motion to dismiss the actions. Briefing on that motion was completed on October 28, 2011.

In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in U.S. bankruptcy court and in the English High Court. The U.S. action, captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, seeks $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other codefendants. It seeks damages against the HSBC defendants for allegedly aiding and abetting Madoff’s fraud and breach of fiduciary duty. In July 2011, after withdrawing the case from the bankruptcy court in order to decide certain threshold issues, the district court dismissed the trustee’s various common law claims on the grounds that the trustee lacks standing to assert them. The trustee appealed this ruling but withdrew the appeal by stipulation without prejudice to it being reinstated for the next 12 months. The district court returned the case to the bankruptcy court for further proceedings on the remaining claims. Those claims seek, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. The HSBC defendants acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients. The trustee’s U.S. bankruptcy law claims also seek recovery of fees earned by the HSBC defendants for providing custodial, administration and similar services to the funds. In September 2011, certain non-HSBC defendants moved again to withdraw the case from the bankruptcy court. These motions are currently pending before the district court. The trustee’s English action seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff’s fraud. The English action is currently dormant.

Between October 2009 and September 2011, Fairfield Sentry Limited and Fairfield Sigma Limited (“Fairfield”), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands and the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC’s private banking business and other clients who invested in the Fairfield funds. The Fairfield actions, including an action captioned Fairfield Sentry Ltd. v. Zurich Capital Markets et al. (Bankr. S.D.N.Y. No. 10-03634), in which HSBC Bank USA is a defendant, seek restitution of amounts paid to the defendants in connection with share redemptions, on the ground that such payments were made by mistake, based on inflated values resulting from Madoff’s fraud. Some of these actions also seek recovery of the share redemptions under British Virgin Islands insolvency law. The actions in the United States are currently stayed in the bankruptcy court while plaintiffs pursue an appeal of a decision that reversed the bankruptcy court’s denial of defendants’ motions to remand or abstain.

HSBC Bank USA is also the defendant in an action filed in July 2011, captioned Wailea Partners, LP v. HSBC Bank USA, N.A. (N.D. Ca. No. 11-CV-3544), arising from derivatives transactions between Wailea Partners, LP and

HSBC USA Inc.

HSBC Bank USA that were linked to the performance of a fund that placed its assets with Madoff Securities pursuant to a specified investment strategy. The plaintiff alleges, among other things, that HSBC Bank USA knew or should have known that the fund’s assets would not be invested as contemplated. Plaintiff also alleges that HSBC Bank USA marketed, sold and entered into the derivatives transactions on the basis of materially misleading statements and omissions in violation of California law. The plaintiff seeks rescission of the transactions and return of amounts paid to HSBC Bank USA in connection with the transactions, together with interest, fees, expenses and disbursements. On September 19, 2011, HSBC Bank USA filed a motion to dismiss the complaint in its entirety. Briefing on that motion will be completed by November 23, 2011.

Greenwich Sentry LP v. HSBC USA Inc.  (Del. Ch. No. 6829) was filed on September 1, 2011 in the Delaware Court of Chancery. The complaint seeks the return of specified redemption payments made to HSBC USA as a limited partner in Greenwich Sentry LP, and asserts claims of unjust enrichment, mistaken payment, and constructive trust. HSBC USA has not yet been served.

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

PEM Group Litigation. HSBC Bank USA, N.A. is a defendant in an action captioned Hua Nan Commercial Bank, et al. v. HSBC Bank USA, N.A. et al.  (No. CV 10-8773-PSG) filed in the U.S District Court, Central District of California by six Taiwanese banks seeking damages allegedly suffered as a result of the plaintiff banks’ participation in investments offered by Private Equity Management Group, Inc. and Private Equity Management Group, LLC (the “PEM Group”). The plaintiff banks’ allegations against HSBC Bank USA include fraud, negligent misrepresentation, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, and conspiracy to commit fraud and breach of fiduciary duty. In December 2010, HSBC Bank USA filed a motion to dismiss the action based on a forum selection clause in the related offering memoranda requiring claims to be brought in the British Virgin Islands, an arbitration clause in one offering memorandum, and insufficient specificity in the complaint. In May 2011, the motion to dismiss was denied in part with respect to the forum selection and arbitration clauses, and granted in part with respect to insufficiency of pleading. The plaintiffs filed an amended complaint in June 2011. We filed an appeal of the court’s ruling with respect to the arbitration clause and in July 2011, filed an answer with counterclaims to the amended complaint. In August 2011, the court issued a scheduling order that established April 30, 2012 as the cut-off date and a seven-day jury trial to begin on August 21, 2012. The parties agreed to engage in mediation in the interim and, in October 2011, agreed in principle to a settlement of all claims. While the terms of the settlement are confidential, the financial impact of the contemplated settlement on HSBC Bank USA is not material and has been reserved.

In May 2010, Robert Mosier, the court-appointed receiver for PEM Group and its affiliates, filed an action in the U.S. District Court, Central District of California captioned Mosier as Receiver v. HSBC Bank USA, N.A. (No. CV 10-3669-PSG) alleging that HSBC Bank USA assisted the PEM Group management team in connection with the breach of their duties to the PEM Group and conversion of PEM Group funds for inappropriate uses, and knowingly participated in the misapplication of funds. In December 2010, the court granted our motion to dismiss. The receiver appealed the dismissal and briefs to the Ninth Circuit Court of Appeals, originally scheduled for September and October 2011, were deferred pending the mediation of the Hua Nan Commercial Bank matter. The claims of the receiver in this matter are included in the settlement agreement discussed above.

Knox Family Trust Litigation. HSBC Bank USA, N.A. is defendant in seven separate proceedings collectively described as Matter of Knox (N.Y. Surrogate’s Court, Erie County, File Nos. DO-0659, DO-0663, DO-0664, DO-0665, DO-0666, 1996-2486/B, and 1996-2486/D), concerning seven trusts for which HSBC Bank USA served as trustee that were established by Seymour Knox II and his descendants for various members of the Knox family. In these proceedings, the beneficiaries of the various trusts objected to HSBC Bank USA’s final accountings and

HSBC USA Inc.

claimed that HSBC Bank USA mismanaged certain assets and investments. In November 2010, the court awarded the plaintiffs in the seven proceedings damages totaling approximately $26 million plus interest and attorneys’ fees to be determined. These awards were not reduced immediately to appealable final judgments. In May 2011, the court entered final judgments totaling approximately $25 million in two of the seven proceedings. HSBC Bank USA appealed the judgments and secured the judgments in order to suspend execution of the judgments while the appeals are ongoing by depositing cash in the amount of the judgments in an interest-bearing escrow account. In May 2011, HSBC Bank USA agreed to settle three of the other proceedings for an immaterial amount. In August 2011, HSBC Bank USA agreed in principle to settle one proceedings on appeal for an immaterial amount. Final judgments have not yet been entered on the remaining proceedings. When final judgments are entered, we will file appeals.

Governmental and Regulatory Matters

Foreclosure Practices As previously reported, HSBC Bank USA entered into a consent cease and desist order with the Office of the Comptroller of the Currency (“OCC”) (the “OCC Servicing Consent Order”), and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America, entered into a similar consent order with the Federal Reserve Board (the “Federal Reserve”) (together with the OCC Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The effective date of the Servicing Consent Orders was April 13, 2011. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We are committed to full compliance with the terms of the Servicing Consent Orders, as described in our Form 10-Q for the quarter ended March 31, 2011. We continue to work with the regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required.

The Servicing Consent Orders require us to review foreclosures pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan must be developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications will be sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, and will be followed by industry media advertising in late 2011. We expect the costs associated with the foreclosure review, customer outreach plan and complaint process and any resulting remediation will result in significant increases in our operational expenses in future periods.

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

As has been reported in the media, we understand that the five largest U.S. mortgage servicers are engaged in discussions with bank regulators, the U.S. Department of Justice and State Attorneys General regarding a broader settlement with respect to foreclosure and other mortgage servicing practices. Media reports suggest that the settlement will involve a substantial dollar payment and concessions to borrowers. Following the conclusion of these discussions and the announcement of any such settlement with the five largest servicers, we expect that the

HSBC USA Inc.

next nine largest mortgage servicers, including HSBC Bank USA and HSBC Finance, will be approached regarding a settlement although the timing and proposed terms of such settlement discussions are not presently known.

Anti-Money Laundering, Bank Secrecy Act and Other Compliance Matters As previously disclosed, HSBC Bank USA has also entered into a consent cease and desist order with the OCC and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve in the first week of October 2010 (together, the “AML/BSA Consent Orders”). These actions require improvements for an effective compliance risk management program across our U.S. businesses, including Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders and to ensure that compliance and effective policies and procedures are maintained.

We are the subject of ongoing investigations, including Grand Jury subpoenas and other requests for information, by U.S. government and state agencies, including the U.S. Attorney’s Office, the U.S. Department of Justice, the U.S. Senate Permanent Subcommittee on Investigations, the Securities and Exchange Commission and the New York County District Attorney’s Office. These investigations pertain to, among other matters, our bank note business and dollar clearing services and their compliance with BSA and AML controls, as well as our compliance with Office of Foreign Assets Control (“OFAC”) requirements, and adherence by certain customers to U.S. tax reporting requirements. In April 2011, HSBC Bank USA received a “John Doe” summons from the Internal Revenue Service (the “IRS”) directing us to produce records identifying U.S. taxpayers with bank accounts at the India offices of our affiliate, The Hongkong and Shanghai Banking Corporation. While the summons was withdrawn for technical reasons in August 2011, we treated the summons as if still effective and have provided all responsive documents in our possession in the U.S.. In all cases, we are cooperating fully and engaging in efforts to resolve these matters.

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

Mortgage Securitization Activity In addition to the repurchase risk described in Note 18, “Guarantee Arrangements and Pledged Assets,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSBC Securities (USA) Inc. (“HSI”). In this regard, beginning in 2005 we began acquiring residential mortgage loans, substantially all of which were originated by non-HSBC entities, that were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $9.0 billion and $10.0 billion at September 30, 2011 and December 31, 2010, respectively. Based on the specifics of these transactions, the obligation to repurchase loans in the event of a breach of loan level representations and warranties resides predominantly with the organization that originated the loan. Certain of these originators, however, are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations.

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

HSBC USA Inc.

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

HSBC Bank USA and certain of our affiliates are currently named as defendants in a limited number of actions in connection with residential mortgage-backed securities (“RMBS”) offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans. On September 2, 2011, the Federal Housing Finance Agency (the “FHFA”), acting in its capacity as conservator for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), filed an action in the U.S. District Court for the Southern District of New York against HSBC Bank USA, HSBC USA, HSBC North America, HSBC Securities (USA) Inc., HSI Asset Securitization Corporation (“HASCO”) and five former and current officers and directors of HASCO seeking damages or rescission of mortgage-backed securities purchased by Fannie Mae and Freddie Mac that were either underwritten or sponsored by HSBC entities. The aggregate unpaid principal balance of the securities at issue was approximately $2.0 billion at September 30, 2011. This action, captioned Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK), is one of a series of similar actions filed against 17 financial institutions alleging violations of federal securities laws and common law in connection with the sale of residential private-label mortgage-backed securities purchased by Fannie Mae and Freddie Mac, primarily from 2005 to 2008. This action is at a very early stage. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action.

We have received three subpoenas from the SEC seeking production of documents and information relating to our involvement, and the involvement of our affiliates, in specified private-label RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee or custodian as well as our involvement as a servicer. The first subpoena was received in December 2010, the second was received in February 2011 and the third was received in April 2011. We have also had preliminary contacts with other governmental authorities exploring the role of trustees in private-label RMBS transactions.

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

22.  New Accounting Pronouncements

Clarifications to Accounting for Troubled Debt Restructurings by Creditors In April 2011, the FASB issued an Accounting Standards Update which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), for purposes of the identification and reporting of troubled debt restructurings, as well as for recording impairment. In the third quarter of 2011, we adopted this Accounting Standards Update. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and for purposes of measuring impairment on these loans, a discounted cash flow approach was applied. As a result, we have reported an additional $64 million of receivables as TDRs at September 30, 2011, ($12 million of which relates to our discontinued credit card and private label operations) which resulted in an incremental $7 million of loan loss provision being recorded for these loans

HSBC USA Inc.

on a continuing operations basis during the third quarter of 2011. Credit loss reserves on this incremental TDR population on a continuing operations basis totaled $10 million at September 30, 2011.

This Accounting Standards Update also clarified the effective date for new disclosure requirements for troubled debt restructurings, which have been included in Note 7, “Receivables.”

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

Fair Value Measurements and Disclosures In May 2011, the FASB issued an Accounting Standards Update to converge with newly issued IFRS 13, Fair Value Measurement. The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or liabilities. This Accounting Standards Update also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. The guidance is effective prospectively from January 1, 2012. Adoption is not expected to have a material impact on our financial position or results of operations.

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

Goodwill In September 2011, the FASB issued an Accounting Standards Update which simplifies goodwill impairment testing. The new guidance provides entities with the option to first assess goodwill qualitatively to determine whether it is necessary to perform the required two-step quantitative goodwill impairment test. If it is determined that it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then the two-step quantitative impairment test would not be required. An entity may, however, choose to bypass the qualitative assessment for any reporting unit in any period and move directly to the two-step impairment test. The guidance is effective for annual and interim goodwill impairment tests performed after January 1, 2012. We do not expect adoption of this guidance will have a significant impact on our process for determining goodwill impairment.

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

Current Environment Weak employment growth and sluggish consumer spending have led to concerns about the prospects for the U.S. economy’s growth going forward. During the third quarter, the flow of economic data has generally come in weaker than expected and, when combined with recent revisions to gross domestic product (“GDP”) data, have served to heighten anxieties about the possibility of a double dip recession. The financial markets have become somewhat volatile once again with stock market averages down sharply across the globe as heightened risk aversion has gripped the markets. Serious threats to economic growth remain including continued pressure and uncertainty in the housing market and elevated unemployment levels. Federal Reserve policy makers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the funds rate at least through mid-2013. The prolonged period of low Federal funds rates will continue to put pressure on spreads earned on our deposit base. Marketplace liquidity continues to remain ample, however, renewed European sovereign debt fears triggered by Greece and other countries as well as increased concerns regarding government spending, the budget deficit and the possibility of another economic recession continue to impact the financial markets including interest rates and spreads. During the first nine months of 2011, we continued to see home prices decline in many markets as housing prices remain under pressure due to elevated foreclosure levels. Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, we believe further declines are necessary before substantial progress in reducing the inventory of homes occurs.

While the economy continued to add jobs during the third quarter, the pace of new job creation continues to be slow. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained. Consumer spending continues to be sluggish as high food and gas prices and a weak labor market continues to influence consumer spending. In addition, consumer confidence, which is low based on historical standards and is currently below its 12-month average, continues to decline raising questions about the continued willingness by consumers to spend in the coming months, particularly if energy prices remain high.

HSBC USA Inc.

U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.1 percent in September 2011. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 18 states are at or above the U.S. national average and unemployment rates in 11 states are at or above 10.0 percent. In New York, where approximately 43 percent of our loan portfolio on a continuing operations basis is concentrated, unemployment remained lower than the national average at 8.0 percent. High unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession which continues to slow, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality and the possibility of another recession. Weak consumer fundamentals including declines in wage income, wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence as the actions previously taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”) will continue to impact our results through 2011 and beyond, the degree of which is largely dependent upon the nature and extent of the economic recovery.

Due to the significant slow-down in foreclosure processing, and in some instances, cessation of all foreclosure processing by numerous loan servicers, for some period of time there may be some reduction in the number of properties being marketed following foreclosure which may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as servicers begin to increase foreclosure activities and market properties in large numbers which is likely to create a significant over-supply of housing inventory. This could lead to a significant increase in loss severity on REO properties, which would also adversely impact our provision for credit losses.

As a result of industry-wide compliance issues, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

Growing government indebtedness and a large budget deficit have resulted in a down grade in the U.S. sovereign debt rating by one major rating agency and two major rating agencies having U.S. sovereign debt on a negative watch. There is an underlying risk that lower growth, fiscal challenges and a general lack of political consensus will result in continued scrutiny of the U.S. credit standing over the longer term. While the potential effects of the U.S. downgrade are broad and impossible to accurately predict, they could over time include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets.

2011 Regulatory Developments As previously reported, HSBC Bank USA has entered into a consent cease and desist order with the Office of the Comptroller of the Currency (“OCC”) (“the OCC Servicing Consent Order”) and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America Holdings Inc. (“HSBC North America”), have entered into a similar consent order with the Federal Reserve Board (the “Federal Reserve”) (together with the OCC Servicing Consent Order, the “Servicing Consent Orders”) following completion

HSBC USA Inc.

of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required. As a result, we expect the associated costs of compliance will increase in future periods as we continue to address the requirements of the order. We expect the costs associated with the foreclosure review, customer outreach plan and complaint process and any resulting remediation will result in significant increases in our operational expenses in future periods.

The Servicing Consent Orders require us to review foreclosures pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan must be developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications will be sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, and will be followed by industry media advertising in late 2011.

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

Business Focus In connection with the August 2011 announcement that HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA Inc. and other wholly-owned affiliates had entered into an agreement to sell its Card and Retail Services business, which includes both its U.S. credit card and private label operations to Capital One Financial Group (“Capital One”), we have agreed to sell our GM and UP credit card receivables as well as our private label credit card and closed-end receivables to Capital One, all of which we previously purchased from HSBC Finance. At September 30, 2011, we have classified these receivables as held for sale as a component of Assets of discontinued operations on our balance sheet. Based on balances at September 30, 2011, the total consideration for these receivables that would be allocated to us is approximately $20.0 billion and, as a result, we have recorded a lower of amortized cost or market adjustment of $159 million on these receivables in the third quarter of 2011. This fair value adjustment was largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization are no longer recorded. The sale to Capital One does not include credit card receivables associated with HSBC Bank USA’s legacy credit card program, however a portion of these receivables are being sold to First Niagara Bank N.A (“First Niagara”) and HSBC Bank USA will continue to offer credit cards to its customers. We anticipate this transaction will close during the first half of 2012. No significant costs are expected to occur as a result of exiting these portfolios.

Because the credit card and private label receivables being sold have been classified as held for sale and the operations and cash flows from these receivables will be eliminated from our ongoing operations as a result of the disposition without having any significant continuing involvement in these receivables after disposition, we have determined we have met the requirements to report the results of the credit card and private label card receivable

HSBC USA Inc.

portfolios being sold, which were previously included in the Retail Banking and Wealth Management segment, as discontinued operations and have included these receivables in Assets of discontinued operations on our balance sheet for all periods presented.

On July 31, 2011, we announced that we had reached an agreement with First Niagara to sell 195 retail branches, including certain loans, deposits and related branch premises primarily located in upstate New York. The agreement includes the transfer of approximately $15.0 billion in deposits and $2.6 billion in loans as of September 30, 2011, as well as related branch premises, for a premium of 6.67 percent of the deposits, representing $1.0 billion based on current deposit levels which will result in a gain upon closing of the transaction, net of allocated goodwill. Branch premises will be sold for fair value and loans and other transferred assets will be sold at their book values. The all-cash transaction is expected to close in early 2012, subject to regulatory approvals, including approval by the acquirer’s regulator. As a result of this transaction, the assets and liabilities related to the branches being sold have been classified as held for sale in the consolidated balance sheet at September 30, 2011.

Performance, Developments and Trends We reported net income of $311 million and $873 million during the three and nine months ended September 30, 2011, respectively, compared to a net income of $417 million and $1,271 million during the three and nine months ended September 30, 2010, respectively. As discussed above, we have agreed to sell our GM and UP credit card receivables as well as our private label credit card and closed-end receivables to Capital One and as a result, these operations are now reported as discontinued operations for all periods presented. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion. The following discussion of financial performance in this MD&A excludes the results of our discontinued operations unless otherwise noted.

Income from continuing operations was $176 million and $451 million during the three and nine months ended September 30, 2011, respectively, compared to $285 million and $912 million during the three and nine months ended September 30, 2010. Income from continuing operations before income tax was $296 million and $700 million during the three and nine months ended September 30, 2011, respectively, compared to $429 million and $1.4 billion during the corresponding three and nine months ended September 30, 2010. The decrease in the three month period was driven by higher operating expenses, lower net interest income and a higher provision for credit losses which was partially offset by higher other revenues. In the year-to-date period, the decrease reflects lower net interest income, lower other revenues, a higher provision for credit losses and higher operating expenses. Our results in both periods were impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option and certain other non-recurring items which distort the ability to compare the underlying performance trends of our business. The following table summarizes

HSBC USA Inc.

the collective impact of these items on our income from continuing operations before income tax for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Income from continuing operations before income tax, as reported....	$296	$429	$700	$1,376
Change in value of our own fair value option debt and related derivatives	(417)	(54)	(456)	(292)
Impairment of software development costs	-	-	94	-
Gain relating to resolution of lawsuit(1)	-	-	-	(5)
Gain on sale of equity interest in Wells Fargo HSBC Trade Bank	-	-	-	(66)
Release of VISA litigation accrual	-	-	-	(6)
Impairment of leasehold improvements associated with branch closures	11	-	11	-
Revenue associated with whole loan purchase settlement(2)	-	-	-	(89)

Income (loss) from continuing operations before income tax, excluding above items(3)	$(110)	$375	$349	$918

(1)	The proceeds of the resolution of this lawsuit were used to in 2009 to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares. The proceeds received in 2010 represent the final judgment.

(2)	Represents loans previously purchased for resale from a third party.

(3)	Represents a non-U.S. GAAP financial measure.

Excluding the collective impact of the items in the table above, our income from continuing operations before income tax for the three and nine months ended September 30, 2011 remained lower driven by lower other revenues, higher operating expenses, higher provisions for credit losses and lower net interest income. During the three and nine months ended September 30, 2011, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $43 million and $589 million, respectively, in leveraged acquisition finance loans, and $17 million and $179 million, respectively, in subprime residential mortgage loans, previously held for sale and throughout 2011, continued reductions in monoline counterparty exposures. Overall improvement in market conditions and reduced outstanding exposure resulted in a stabilization of valuation adjustments recorded on structured credit products, available-for-sale securities and mortgage and leveraged acquisition finance loans held for sale throughout the first half of 2011, although we did see increased volatility once again during the third quarter of 2011 as the impact of wider credit spreads driven by increased market volatility stemming in part from renewed European sovereign debt fears affected the performance of our legacy Global Banking and Markets assets. A

HSBC USA Inc.

summary of the significant valuation adjustments that impacted revenue for the three and nine months ended September 30, 2011 and 2010 are presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Gains (Losses)
Insurance monoline structured credit products(1)	$(16)	$16	$16	$89
Other structured credit products(1)	(87)	43	39	89
Mortgage whole loans held for sale, including whole loan purchase settlement (predominantly subprime)(2)	(8)	(5)	(22)	55
Other than temporary impairment on securities available-for-sale and held-to-maturity(3)	-	(4)	-	(45)
Leverage acquisition finance loans held for sale(4)	(44)	44	(27)	(7)

Total	$(155)	$94	$6	$181

(1)	Reflected in Trading revenue in the consolidated statement of income.

(2)	Reflected in Other income in the consolidated statement of income.

(3)	Reflected in Net other-than-temporary impairment losses in the consolidated statement of income.

(4)	Reflected in Gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.

The market turmoil experienced over the past few years has created stress for certain counterparties with whom we conduct business as part of our lending and client intermediation activities. We assess, monitor and manage credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements as of September 30, 2011.

Other revenues in both periods reflect the impact of changes in value of our own debt and related derivatives for which we elected fair value option as well as several non-recurring items as presented in the first table above. Excluding the impact of all these items, other revenue decreased $294 million and $27 million during the three and nine months ended September 30, 2011, respectively, due primarily to lower trading revenue, lower other income and, in the year-to-date period, lower other fees and commissions, partially offset by higher mortgage banking revenue, higher affiliate income, higher securities gains and lower other-than-temporary impairment losses. The decrease in trading revenue reflects increased market volatility during the third quarter of 2011 which impacted the performance of our legacy global banking and markets businesses. The decrease in other income during both periods reflects lower miscellaneous income. Lower other fees and commissions in the year-to date period was driven by lower refund anticipation loan fees as we did not offer this product in 2011, partially offset by higher loan syndication fees. The increase in mortgage banking revenue in both periods reflects lower loss provisions for loan repurchase obligations associated with loans previously sold while the higher affiliate income in the three month period was driven by higher fees and commissions earned from HSBC Markets (USA) Inc. and in the year-to-date period, from HSBC Finance largely due to the transfer of certain real estate default servicing employees in July 2010. Securities gains in both periods were higher due to increased security sales for risk management purposes. See “Results of Operations” for a more detailed discussion of other revenues.

Net interest income was $628 million and $1.8 billion during the three and nine months ended September 30, 2011, respectively, compared to $664 million and $2.0 billion during the year-ago periods. The decrease in both periods reflects the impact of lower average loan balances and rates earned on these balances. Both periods also benefitted from a lower cost of funds on our outstanding debt, including lower overall average rates on deposits. Also contributing to the decrease in both periods was increased interest expense of $12 million and $97 million,

HSBC USA Inc.

respectively, relating to interest on estimated tax exposures including in the year-to-date period, both changes in estimated tax exposure as well as changes to the rate used to calculate interest on certain tax exposures. See “Results of Operations” for a more detailed discussion of net interest income.

Our provision for credit losses was $78 million and $171 million during the three and nine months ended September 30, 2011, respectively, compared to a credit loss provision of $10 million and a recovery of $7 million in the year-ago periods. The increase in both periods was driven by a higher provision for credit losses in our residential mortgage loan portfolio partially offset in the three month period by lower loss estimates in our commercial loan portfolio. While residential mortgage loan credit quality continues to improve as delinquency and charge-off levels continue to decline compared to prior year periods, the prior year periods reflect a reduction in loss reserves associated with certain portfolio risk factors that did not recur in 2011. Our provision for credit losses for commercial loans decreased in the three-month period, driven by the benefit of a partial recovery of a previously charged-off loan relating to a single client relationship and lower commercial real estate and business banking charge-offs partially offset by a $35 million specific provision associated with a corporate lending relationship. In the year-to-date period, the impact of these items along with reserve reductions on troubled debt restructures in commercial real estate and middle market enterprises were more than offset by a specific provision associated with the downgrade of an individual commercial real estate loan in the second quarter of 2011. Our commercial loan provision in both 2011 and 2010 reflects managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. See “Results of Operations” for a more detailed discussion of our provision for credit losses.

Operating expenses totaled $921 million and $2.7 billion during the three and nine months ended September 30, 2011, respectively, an increase of 12 percent and 10 percent, respectively, compared to the year-ago periods. The increase was driven by increased compliance costs, increased occupancy costs and in the nine month period, increased salaries and employee benefits associated with the transfer of certain employees of HSBC Finance to our default mortgage loan servicing department in July 2010 (for which the cost is offset in other revenues) as well as the impairment of certain previously capitalized software development costs which were no longer realizable as a result of decisions made to cancel certain projects totaling $94 million. Occupancy expense in both periods includes the write-off of leasehold improvements driven by the decision to consolidate certain branch offices in Connecticut and New Jersey during the third quarter of 2011. Excluding the impact of the software impairment and the write-off of the leasehold improvements, operating expenses increased $87 million or 11 percent and $154 million or 6 percent in the three and nine month periods ended September 30, 2011 due to these factors. These increases were partially offset by lower servicing fees paid to HSBC Finance due to lower levels of receivables being serviced and, in the year-to-date period, lower tax refund anticipation loan expenses. We continue to focus attention on cost mitigation efforts in order to ensure realization of optimal cost efficiencies. As discussed above, our cost mitigation efforts to date in 2011 have been less than the increased compliance related costs associated primarily with our AML/BSA remediation activities and, to a lesser extent, our mortgage foreclosure practices remediation activities. We expect compliance-related costs will increase significantly for the remainder of 2011 and will remain elevated in 2012 as we continue to address the requirements of the regulatory consent agreements. See “Results of Operations” for a more detailed discussion of our operating expenses.

Our efficiency ratio from continuing operations was 71.16 percent during the three months ended September 30, 2011 compared to 60.83 percent during the year-ago quarter. Our efficiency ratio from continuing operations was 75.88 percent during the nine months ended September 30, 2011 compared to 65.24 percent during the year-ago period. Our efficiency ratio during the three and nine months ended September 30, 2011 and 2010 was impacted by the change in the fair value of our debt for which we have elected fair value option accounting. Additionally, both 2011 periods were impacted by the write-off of certain branch leasehold improvements and the nine month period ended September 30, 2011 was impacted by software development impairment charges. The deterioration in the efficiency ratio in both periods reflects higher operating expenses as discussed above, while total revenues increased marginally in the three month period and declined in the year-to-date period.

HSBC USA Inc.

Our effective tax rate was 39.8 percent for the three months ended September 30, 2011 compared to 33.6 percent in the prior year quarter. Our effective tax rate was 35.4 percent for the nine months ended September 30, 2011 compared to 34.2 percent in the year-ago period. The effective tax rate for the three and nine months ended September 30, 2011 primarily reflects expense from foreign operations, the utilization of low income housing tax credits, the impact of state taxes and, as it relates to the nine month period, an adjustment in uncertain tax positions and the release of valuation allowance previously established on foreign tax credits. The effective tax rate for the three and nine months ended September 30, 2010 reflects an increased level of low income housing and other tax credits, an adjustment of uncertain tax positions and the non-deductible loss on the sale of securities. During the first quarter of 2011, HSBC North America identified an additional tax planning strategy which is expected to generate sufficient taxable foreign source income to allow us to recognize and utilize foreign tax credits currently on our balance sheet before they expire. See Note 13, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

At December 31, 2010, we consolidated a commercial paper conduit known as Bryant Park Funding LLC (“Bryant Park”) in our financial statements as we were considered to be the primary beneficiary because we had the power to direct the activities of the conduit that most significantly impact its economic performance. During the first quarter of 2011, in order to consolidate and streamline conduit administration across HSBC to reduce risk and achieve operational and capital efficiencies, we completed the assignment of a significant majority of our liquidity asset purchase agreements to HSBC Bank plc. As a result, we no longer have a controlling financial interest in Bryant Park and, beginning in March 2011, we are no longer consolidating Bryant Park. The deconsolidation of Bryant Park resulted in the removal of approximately $2.4 billion of assets from our balance sheet in March 2011 and did not have a significant financial impact on our results of operations. See Note 18, “Variable Interest Entities” for further discussion.

As discussed in our 2010 Form 10-K, we have been building several new retail banking platforms as part of an initiative to build common platforms across HSBC. Certain of these retail banking platforms were rolled out in 2010 and additional platforms continued to be under development. During the first quarter of 2011, we decided to cancel certain projects underway that were developing software for these new platforms and pursue alternative information technology platforms. During the second quarter of 2011, HSBC completed a comprehensive review of all platforms under development which resulted in additional projects being cancelled. As a result, we collectively recorded $94 million of impairment charges in the first half of 2011 relating to the impairment of certain previously capitalized software development costs which we determined to be no longer realizable. Development of other banking platforms continues. At September 30, 2011, $28 million of software in the process of development on projects which have not been put into service has been capitalized.

During the first quarter of 2011, we initiated a program to purchase foreign bonds and REMIC residual interests as part of a tax planning strategy to increase foreign source income. At September 30, 2011, we held an additional $4.0 billion of available-for-sale securities which were purchased as part of this program.

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

We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities. In 2011, we have been reviewing the markets in which we operate in an effort to determine the optimal size and geographic spread of our branch network as we concentrate on areas with strong international connectivity, consistent with HSBC’s core strategy. As a result of this review, we have announced the sale of 195 retail branches, primarily in upstate New York, to First Niagara and have separately announced plans to consolidate an additional 13 retail branch offices in Connecticut and New Jersey. These actions complete our previously announced review of the size and geographical spread of our branch network.

HSBC USA Inc.

We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. During the first quarter of 2011, in an effort to create a more sustainable cost structure, we initiated a formal review to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Cost reduction initiatives achieved to date include workforce reductions which have resulted in a reduction in total legal entity FTE’s of 6 percent since December 31, 2010, as well as reductions in marketing expense levels which have declined by approximately 35 percent through September 30, 2011. Workforce reductions are also occurring in certain non-compliance shared services functions which we expect will result in reductions to future allocated costs for these functions. This review will continue throughout 2011 and, as a result, we may incur restructuring charges in the future, the amount of which will depend on the actions that are ultimately implemented.

The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. for the three and nine month periods ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(dollars are in millions)

Income from continuing operations	$176	$285	$451	$912

Rate of return on average :
Total assets	0.34%	0.61%	0.30%	0.66%
Total common shareholder’s equity	3.84	6.95	3.34	7.93
Net interest margin to average earning assets	1.47	1.69	1.45	1.71
Efficiency ratio	71.16	60.83	75.88	65.24
Commercial loan net charge-off ratio(1)	(.13)	.77	.23	.97
Consumer loan net charge-off ratio(1)	1.16	2.07	1.31	2.32

	September 30,	December 31,
	2011	2010

	(dollars are in millions)

Loans:
Commercial loans	$31,612	$30,003
Consumer loans	17,988	19,806

Total loans	$49,600	$49,809

Loans held for sale	$3,602	$2,390

Commercial allowance as a percent of loans(1)	1.44%	1.74%
Commercial two-months-and-over contractual delinquency	1.64	2.35
Consumer allowance as a percent of loans(1)	1.63	1.66
Consumer two-months-and-over contractual delinquency	6.96	7.30
Loan-to-deposits ratio(2)	53.40	56.26
Total shareholders’ equity to total assets	8.79	9.10
Total capital to risk weighted assets	18.03	18.14
Tier 1 capital to risk weighted assets	12.40	11.80

(1)	Excludes loans held for sale.

(2)	Represents period end loans, net of loss reserves, as a percentage of domestic deposits less certificate of deposits equal to or less than $100 thousand. Excluding the deposits and loans held for sale to First Niagara, the ratio was 58.91 percent at September 30, 2011.

HSBC USA Inc.

Loans Loans, excluding loans held for sale, were $49.6 billion at September 30, 2011 compared to $49.8 billion at December 31, 2010. The decrease in loans as compared to December 31, 2010 reflects the transfer of $2.6 billion of commercial and consumer loans related to our agreement to sell certain retail branches to loans held for sale as well as the deconsolidation of the Bryant Park commercial paper conduit which contributed $1.2 billion to outstanding commercial loans at December 31, 2010. Excluding the impact to loans from these items, commercial loans increased $3.4 billion and consumer loans increased $262 million since December 31, 2010. The increase in commercial loans was driven by new business activity, particularly in business banking and middle market enterprises and an increase in affiliate loans, including loans to HSBC Markets and its subsidiaries. These increases were partially offset by paydowns and managed reductions in certain exposures. The increase in consumer loans largely reflects modest increases in residential mortgages since year-end, largely associated with originations targeted at our Premier customer relationships. We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises. These increases were partially offset by a decline in credit card receivables reflecting an increased focus by customers to reduce outstanding credit card debt and seasonal paydowns in balances since December 31, 2010. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

Credit Quality Our allowance for credit losses as a percentage of total loans decreased to 1.51 percent at September 30, 2011 as compared to 1.71 percent at December 31, 2010. The decrease in our allowance ratio reflects a lower allowance for credit losses on most of our loan portfolios due to improved credit quality, including lower dollars of delinquency and charge-offs and improvements in economic conditions compared to the prior year. This was partially offset by a higher allowance as a percentage of loans in our residential mortgage loan portfolio primarily due to higher levels of troubled debt restructures.

Our consumer two-months-and-over contractual delinquency ratio as a percentage of loans and loans held for sale (“delinquency ratio”) on a continuing operations basis decreased to 6.96 percent at September 30, 2011 as compared to 7.30 percent at December 31, 2010 driven by lower dollars of delinquency in our residential mortgage loan portfolio. Dollars of delinquency also decreased in our credit card portfolio due to improved credit quality and the continued focus by consumers to pay down debt. See “Credit Quality” for a more detailed discussion of the decrease in our delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) for the three months ended September 30, 2011 on a continuing operations basis decreased 89 basis points compared to the prior year quarter primarily due to lower residential mortgage and commercial loan charge-offs driven by improved credit quality and as it relates to our residential mortgage loan portfolio, partially offset by the impact from continued high unemployment levels. Net charge-off dollars for our commercial loan portfolio in the current quarter also reflect a partial recovery of a previously charged-off loan. See “Credit Quality” for a more detailed discussion of the decrease in net charge-offs and the net charge-off ratio.

HSBC USA Inc.

Performance of our Discontinued Operations The financial information set forth below summarizes the financial results of our discontinued operations, which includes our GM and UP credit card portfolios and our private label credit card and closed-end receivable portfolios which we have agreed to sell to Capital One as well as our banknotes business, for the three and nine months ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Interest income	$519	$533	$1,437	$1,751
Interest expense	61	106	199	360

Net interest income	458	427	1,238	1,391
Provision for credit losses	106	235	404	919

Net interest income after provision for credit losses	352	192	834	472
Other revenues	28	218	350	686
Operating expenses	169	199	531	596

Income from discontinued operations before income tax	$211	$211	$653	$562

Net interest margin to average earning assets	9.23%	7.33%	7.87%	7.39%
Efficiency ratio	34.77	30.85	33.44	27.06

	September 30,	December 31,
	2011	2010

	(in millions)

Loans of discontinued operations	$19,982	$21,942

Income from discontinued operations was flat during the three month period but increased during the nine months ended September 30, 2011 as compared to the year-ago periods primarily due to lower provisions for credit losses and lower operating expenses, partially offset by lower other revenues and in the nine month period, lower net interest income.

Lower net interest income for discontinued operations in the nine month period reflects the impact of lower average outstanding private label and credit card loans and lower overall yields due to higher premium amortization and the implementation of certain provisions of the CARD Act including restrictions impacting re-pricing of delinquent accounts and periodic re-evaluation of rate increases. These decreases were partially offset by lower charge-offs of credit card and private label card interest driven by lower outstanding balances and improved delinquencies, higher finance charges from the GM and UP portfolios previously recorded at fair value upon acquisition, which continue to decline and be replaced with new volume and a lower cost of funds on credit cards and private label cards due to a lower short-term interest rate environment. In the three month period, higher net interest income reflects lower interest expense due to a lower cost of funds.

The provision for credit losses related to discontinued operations decreased during the three and nine months ended September 30, 2011 due to lower receivable levels and improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. Also contributing to the decrease was the classification of the GM and UP credit card receivables and the private label credit card and closed-end receivables as held for sale in August 2011, which results in provision for credit losses no longer being recognized for these loans.

Other revenues for our discontinued operations decreased during the three and nine months ended September 30, 2011 due primarily to a $159 million lower of amortized cost or fair value adjustment in the third quarter of 2011 to the credit card and private label card receivables as well as lower receivable levels as a result of fewer active customer accounts, changes in customer behavior, improved delinquency levels and the implementation of certain

HSBC USA Inc.

provisions of the CARD Act subsequent to January 2010. The CARD Act has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees, restrictions on fees charged to process on-line and telephone payments and lower late fees due to limits on fees that can be assessed all of which are considered in determining the purchase price of the receivables purchased daily from HSBC Finance. Also contributing to the decrease in both periods were higher revenue share payments due to improved cash flows and renegotiation of certain merchant agreements since March 2010.

Operating expense for our discontinued operations decreased largely as a result of lower charges from HSBC Finance due to lower levels of receivables being serviced.

Loans of discontinued operations, net totaled $20.0 billion at September 30, 2011 compared to $21.9 billion at December 31, 2010. The decrease since year-end is largely due to a decline in credit card and private label receivables as a result of fewer active customer accounts, an increased focus by consumers to reduce outstanding credit card debt and seasonal paydowns in balances since December 31, 2010.

Funding and Capital Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 12.40 percent and 11.80 percent at September 30, 2011 and December 31, 2010, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received no cash capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”) during the first nine months of 2011.

As part of the regulatory approvals with respect to the affiliate receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than a typical eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by HSBC Bank USA. During the third quarter of 2011, HSBC Bank USA sold low-quality credit card receivables with a net book value of approximately $230 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. At September 30, 2011, the remaining purchased receivables subject to this requirement totaled $1.7 billion, of which $3 million held by HSBC Bank USA were considered low-quality assets. These receivables will be sold to Capital One as part of the previously discussed sale which is expected to close in the first half of 2012. We have exceeded the minimum capital ratios required at September 30, 2011 and December 31, 2010.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2011	2010	2011	2010

	(in millions)

Income from continuing operations before income tax from prior year	$429	$116	$1,376	$(107)
Increase (decrease) in income before income tax attributable to:
Balance sheet management activities(1)	(76)	117	(46)	(303)
Trading revenue (loss)(2)	(213)	(178)	(95)	146
Credit card fees(3)	(2)	2	2	6
Loans held for sale(4)	(4)	35	(84)	251
Residential mortgage banking related revenue(5)	31	(4)	169	(245)
Gain (loss) on own debt designated at fair value and related derivatives(6)	363	97	164	729
Gain (loss) on instruments at fair value and related derivatives, excluding own debt(6)	(73)	(52)	(41)	(211)
Provision for credit losses(7)	(68)	453	(178)	1,326
Interest expense on certain tax exposures(8)	(12)	-	(97)	-
All other activity(9)	(79)	(157)	(470)	(216)

Income from continuing operations before income tax for current period	$296	$429	$700	$1,376

(1)	Balance sheet management activities are comprised primarily of net interest income and, to a lesser extent, gains or losses on sales of investments, resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment see the caption “Business Segments” section in this MD&A.

(2)	For additional discussion regarding trading revenue, see the caption “Results of Operations” in this MD&A.

(3)	For additional discussion regarding credit card fees, see the caption “Results of Operations” in this MD&A.

(4)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Revenue” in this MD&A.

(5)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in this MD&A.

(6)	For additional discussion regarding fair value option and fair value measurement, see Note 12, “Fair Value Option,” in the accompanying consolidated financial statements.

(7)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in this MD&A.

(8)	For additional discussion regarding interest expense on certain tax exposures, see Note 13, “Income Taxes,” in the accompanying consolidated financial statements.

(9)	Represents other banking activities, including the impact of certain non-recurring items such as the impaired software development costs in 2011 and in 2010, the gain on the sale of Wells Fargo HSBC Trade Bank and the whole loan repurchase settlement.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Net income – U.S. GAAP basis	$311	$417	$873	$1,271
Adjustments, net of tax:
Reclassification of financial assets	39	(63)	14	(42)
Securities	(1)	(11)	9	82
Derivatives	3	6	7	9
Loan impairment	4	4	7	13
Property	(5)	(4)	(21)	28
Pension costs	14	8	13	69
Purchased loan portfolios	5	(13)	(16)	(40)
Servicing assets	4	(2)	2	4
Return of capital	-	-	-	(3)
Interest recognition	(1)	-	(2)	-
Release of tax valuation allowances	(13)	-	13	-
Gain on sale of auto finance loans	-	26	-	26
Other	(8)	(5)	(3)	17

Net profit – IFRSs basis	352	363	896	1,434
Tax provision – IFRSs basis	(211)	(191)	(480)	(746)

Profit before tax – IFRSs basis	$563	$554	$1,376	$2,180

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

HSBC USA Inc.

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

Loan impairment – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secure loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loans balance net of impairment allowances, and therefore reflects the collectibility of the loans.

Property – The sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under IFRSs while under US GAAP, such gain is deferred and recognized over ten years due to our continuing involvement.

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of the projected benefit obligation or fair value of plan assets beyond the 10 percent “corridor.” In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when “demonstrably committed to the transaction” as compared to U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under US GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

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

Other – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, discounting repurchase liabilities on sold loans, restructuring costs, legal accruals, depreciation expense and loans held for sale.

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at September 30, 2011 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	September 30,	June 30, 2011		December 31, 2010
	2011	Amount	%	Amount	%

		(dollars are in millions)

Period end assets:
Short-term investments	$27,971	$(8,400)	(23.1)%	$9,957	55.3%
Loans, net	48,851	(37)	-	(106)	(0.2)
Loans held for sale	3,602	2,259	100+	1,212	50.7
Trading assets	40,443	6,007	17.4	8,041	24.8
Securities	54,881	8,036	17.2	6,168	12.7
Other assets	33,518	1,623	5.1	181	.5

	$209,266	$9,488	4.7%	$25,453	13.8%

Funding sources:
Total deposits	$132,841	$2,186	1.7%	$12,223	10.1%
Trading liabilities	13,024	63	.5	2,496	23.7
Short-term borrowings	19,131	5,468	40.0	3,944	26.0
All other liabilities	7,283	1,575	26.7	3,616	98.6
Long-term debt	18,585	(646)	(3.4)	1,505	8.8
Shareholders’ equity	18,402	842	4.8	1,669	10.0

	$209,266	$9,488	4.7%	$25,453	13.8%

Short-Term Investments Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements. Balances will fluctuate between periods depending upon our liquidity position at the time. Increases since December 31, 2010 reflect increased liquidity driven by higher deposit levels. Compared with June 30, 2011, some of that liquidity has been redeployed into investment securities.

HSBC USA Inc.

Loans, Net Loan balances at September 30, 2011 and increases (decreases) over prior periods, are summarized in the table below:

		Increase (Decrease) from
	September 30,	June 30, 2011		December 31, 2010
	2011	Amount	%	Amount	%

		(dollars are in millions)

Commercial loans:
Construction and other real estate	$7,773	$(118)	(1.5)%	$(455)	(5.5)%
Business banking and middle market enterprises	9,752	1,510	18.3	1,807	22.7
Large corporate	11,164	561	5.3	419	3.9
Other commercial loans	2,923	(156)	(5.1)	(162)	(5.3)

Total commercial loans	31,612	1,797	6.0	1,609	5.4

Consumer loans:
Residential mortgages, excluding home equity mortgages	13,842	(258)	(1.8)	145	1.1
Home equity mortgages	2,618	(989)	(27.4)	(1,202)	(31.5)

Total residential mortgages	16,460	(1,247)	(7.0)	(1,057)	(6.0)
Credit Card	788	(399)	(33.6)	(462)	(37.0)
Other consumer	740	(185)	(20.0)	(299)	(28.8)

Total consumer loans	17,988	(1,831)	(9.2)	(1,818)	(9.2)

Total loans	49,600	(34)	(0.1)	(209)	(0.4)
Allowance for credit losses	749	3	0.4	(103)	(12.1)

Loans, net	$48,851	$(37)	(0.1)%	$(106)	(0.2)%

Commercial loan balances at September 30, 2011 reflect the transfer of $539 million of commercial loans to held for sale during the third quarter of 2011 as part of our agreement to sell certain retail branches and related loans to First Niagara. In addition, commercial loan balances at December 31, 2010 reflect $1.2 billion of loans relating to the Bryant Park commercial paper conduit which we deconsolidated in March, 2011. Excluding the impact of these items, commercial loan balances increased $3.4 billion since December 31, 2010, driven by new business activity, particularly in business banking and middle market enterprises as well as an increase in affiliate loans, including loans to HSBC Markets and its subsidiaries. These increases were partially offset by paydowns and managed reductions in certain exposures. Excluding the impact of the transfer of $539 million of loans to held for sale, commercial loans increased $2.3 billion since June 30, 2011, driven largely by new business activity.

Residential mortgage loans have decreased since June 30, 2011 and December 31, 2010 primarily due to the transfer of $1.5 billion of residential mortgage loans to loans held for sale in the third quarter of 2011 as a result of our previously discussed agreement to sell certain retail branches and related loans. Excluding the impact of the transfer of loans to loans held for sale, residential mortgage loans were relatively flat compared to the prior quarter and increased modestly from year-end. The balances reflect increases to the portfolio associated with originations targeted at our Premier customer relationships. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a majority of our new residential loan originations through the secondary markets.

As previously discussed, real estate markets in a large portion of the United States have been and continue to be affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our mortgage

HSBC USA Inc.

loan portfolio have generally deteriorated since origination. Refreshed loan-to-value ratios for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale, are presented in the table below.

	Refreshed LTVs(1)(2)		Refreshed LTVs(1)(2)
	at September 30, 2011		at December 31, 2010
	First Lien	Second Lien	First Lien	Second Lien

LTV < 80%	74.1%	60.7%	75.1%	64.1%
80% ≤ LTV < 90%	11.5	12.1	11.9	13.5
90% ≤ LTV < 100%	6.7	10.5	6.8	9.8
LTV ≥ 100%	7.7	16.7	6.2	12.6
Average LTV for portfolio	67.3%	76.8%	67.1%	73.6%

(1)	Refreshed LTVs for first liens are calculated using the loan balance as of the reporting date. Refreshed LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property’s appraised value at the time of loan origination updated by the change in the Federal Housing Finance Agency’s (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)	Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of June 30, 2011 and September 30, 2010, respectively.

Credit card receivable balances, which represents our legacy HSBC Bank USA credit card portfolio, decreased compared to both June 30, 2011 and December 31, 2010 driven by the transfer of $415 million of credit card receivables to loans held for sale in the third quarter of 2011 as a result of our agreement to sell certain branches and related loans to First Niagara and, as it relates to December 31, 2010, an increased focus by customers to reduce outstanding credit card debt and seasonal pay downs in credit card debt.

Other consumer loans have decreased primarily due to the transfer of $170 million of loans to loans held for sale during the third quarter of 2011 as a result of our agreement to sell certain branches and related loans to First Niagara as well as the discontinuation of student loan originations and the run-off of our installment loan portfolio.

Loans Held for Sale Loans held for sale at September 30, 2011 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	September 30,	June 30, 2011			December 31, 2010
	2011	Amount	%		Amount	%

	(dollars are in millions)

Total commercial loans	$934	$194	26.2%		$(422)	(31.1)%
Consumer loans:
Residential mortgages	2,012	1,483	100+		1,058	100+
Credit card receivables	415	415	-		415	-
Other consumer	241	167	100+		161	100+

Total consumer loans	2,668	2,065	100+		1,634	100+

Total loans held for sale	$3,602	$2,259	100+	%	$1,212	50.7%

Included in loans held for sale at September 30, 2011 are $2.6 billion on loans that are being sold as part of our agreement to sell certain branches. Included in this amount are $539 million of commercial loans, $1.5 billion of residential mortgages, $415 million of credit card receivables and $170 million of other consumer loans.

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third

HSBC USA Inc.

parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $362 million, $456 million and $1.0 billion at September 30, 2011, June 30, 2011 and December 31, 2010, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. Commercial loan balances under this program decreased compared to both June 30, 2011 and December 31, 2010 due to loan sales. In addition beginning in 2010, we provided loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. The fair value of commercial loans held for sale under this program was $3 million at September 30, 2011 and $273 million at both June 30, 2011 and December 31, 2010. See Note 12, “Fair Value Option,” in the accompanying consolidated financial statements for further information.

Residential mortgage loans held for sale include subprime residential mortgage loans of $212 million, $229 million and $391 million at September 30, 2011, June 30, 2011 and December 31, 2010, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retained the servicing rights in relation to the mortgages upon sale. Balances declined throughout 2011 due to sales. During the third quarter and first nine months of 2011, we sold subprime residential mortgage loans with a carrying amount of $17 million and $179 million, respectively.

In addition to the transfer of $170 million of loans to held for sale in the third quarter of 2011 discussed above, other consumer loans held for sale in all periods also consists of student loans which we no longer originate.

Consumer loans held for sale are recorded at the lower of amortized cost or fair value. While the carrying amount of loans held for sale continued to exceed fair value at September 30, 2011 and thus required a valuation reserve to be recorded to reduce the carrying amount of the loans to fair value, we experienced a decrease in the valuation allowance during the first nine months of 2011 primarily due to lower balances driven by loan sales.

Trading Assets and Liabilities Trading assets and liabilities balances at September 30, 2011 and increases (decreases) over prior periods, are summarized in the table below.

		Increase (Decrease) from
	September 30,	June 30, 2011		December 31, 2010
	2011	Amount	%	Amount	%

	(dollars are in millions)

Trading assets:
Securities(1)	$14,711	$2,416	19.7%	$5,046	52.2%
Precious metals	17,035	1,081	6.8	310	1.9
Derivatives(2)	8,697	2,510	40.6	2,685	44.7

	$40,443	$6,007	17.4%	$8,041	24.8%

Trading liabilities:
Securities sold, not yet purchased	$487	$(10)	(2.0)%	$275	100+ %
Payable for precious metals	6,704	(482)	(6.7)	1,378	25.9
Derivatives(3)	5,833	555	10.5	843	16.9

	$13,024	$63	.5%	$2,496	23.7%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate bonds and debt securities. There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain.

(2)	At September 30, 2011, June 30, 2011 and December 31, 2010, the fair value of derivatives included in trading assets has been reduced by $5 billion, $3.5 billion and $3.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

HSBC USA Inc.

(3)	At September 30, 2011, June 30, 2011 and December 31, 2010, the fair value of derivatives included in trading liabilities has been reduced by $8.1 billion, $6.2 billion and $5.8 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative.

Securities balances increased since June 30, 2011 and December 31, 2010 due to changes in Treasury and emerging markets positions related to hedges for derivative positions in both the interest rate and emerging market trading portfolio. Securities sold not yet purchased was relatively flat compared to June 30, 2011 but increased since December 31, 2010. The increase since December 31, 2010 is due to an increase in short Treasury positions related to hedges for derivative positions in the interest rate trading portfolio.

Precious metals trading assets increased at September 30, 2011 as compared to both June 30, 2011 and December 31, 2010. The increase since June 30, 2011 reflects an increase in inventory to facilitate the physical business of the metals trading desk and higher gold prices, which more than offset a reduction in client balances and lower silver prices while the increase since December 31, 2010 primarily reflecting an increase in client balances held as well as higher gold prices. The lower payable for precious metals compared to June 30, 2011 reflects a reduction in client balances, while the higher payable for precious metals compared to December 31, 2010 was primarily due to an increase in client balances, including higher gold prices.

Derivative assets and liabilities balances as compared to June 30, 2011 and December 31, 2010 were impacted by market movements as valuations of credit derivatives increased from spread widening and increased value in foreign exchange and interest rate derivatives. This was partially offset by the continued decrease in credit derivative positions as a number of transactions unwind and commutations reduced the outstanding market value as management continues to actively reduce exposure.

Deposits Deposit balances by major depositor categories at September 30, 2011 and increases (decreases) over prior periods are summarized in the table below.

		Increase (Decrease) from
	September 30,	June 30, 2011		December 31, 2010
	2011	Amount	%	Amount	%

		(dollars are in millions)

Individuals, partnerships and corporations	$100,848	$(7,189)	(6.7)%	$(3,107)	(3.0)%
Domestic and foreign banks	13,200	(2,356)	(15.1)	1,288	10.8
U.S. Government, states and political subdivisions	1,401	(2,179)	(60.9)	(2,892)	(67.4)
Foreign governments and official institutions	2,440	(1,046)	(30.0)	1,982	100+
Deposits held for sale(1)	14,952	14,952	100.0	14,952	100.0

Total deposits	$132,841	$2,182	1.7%	$12,223	10.1%

Total core deposits(2)	$99,630	$5,354	5.7%	$8,659	9.5%

(1)	Represents deposits we have agreed to sell to First Niagara

(2)	We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000. Balances at September 30, 2011 include deposits held for sale.

Deposits continued to be our primary source of funding during the first nine months of 2011. Deposits at September 30, 2011 have increased compared to both June 30, 2011 and December 31, 2010. Deposits have increased significantly since December 31, 2010 as higher deposits from affiliates, increases in foreign-placed deposits and growth in branch-based deposit products driven primarily by our Premier strategy was partially offset by our efforts to manage down low-margin wholesale deposits in order to maximize profitability. Our relative liquidity strength has also allowed us to lower rates in conjunction with our competition on several low margin deposit products. The increase in deposits since June 30, 2011 relates primarily due to an increase in deposits from government and commercial clients. Deposits held for sale at September 30, 2011 represent deposits related to our agreement to sell certain retail branches. Core domestic deposits, which are a substantial source of our core

HSBC USA Inc.

liquidity, increased during the first nine months of 2011 driven by continuing growth in our Premier balances and increases in institutional transaction account balances.

The strategy for our core retail banking business, includes building deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•	HSBC Premier, HSBC’s global banking service that offers internationally minded mass affluent customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager; and

•	Deepening our existing customer relationships by needs-based sales of wealth, banking and mortgage products.

Short-Term Borrowings Balances at September 30, 2011 increased as compared to both June 30, 2011 and December 31, 2010, driven by increased levels of securities sold under agreements to repurchase. The increase since December 31, 2010 was partially offset by the deconsolidation of the Bryant Park commercial paper conduit during the first quarter of 2011 which held $3.0 billion of commercial paper at December 31, 2010.

Long-Term Debt Long-term debt at September 30, 2011 increased as compared to December 31, 2010, primarily due to the issuance of $3.0 billion of long-term debt to HSBC North America Holdings Inc. in April 2011 in anticipation of long-term debt maturities in the second half of 2011, partially offset by the impact of long-term debt retirements and continued focus on deposit gathering activities. Compared to June 30, 2011, long-term debt decreased reflecting debt maturities.

Incremental issuances from the $40.0 billion HSBC Bank USA Global Bank Note Program totaled $179 million and $503 million during the three and nine months ended September 30, 2011, respectively compared to $1.5 billion and $1.8 billion during the year-ago periods. Total debt outstanding under this program was $4.9 billion at September 30, 2011 and December 31, 2010.

Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $504 million and $1.6 billion during the three and nine months ended September 30, 2011, respectively compared to $1.1 billion and $2.1 billion during the year-ago periods. Total long-term debt outstanding under this shelf was $5.8 billion and $6.5 billion at September 30, 2011 and December 31, 2010.

Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at September 30, 2011 and December 31, 2010. At September 30, 2011, we had the ability to access further borrowings of up to $4.1 billion based on the amount pledged as collateral with the FHLB.

During the third quarter of 2011, we notified the holders of our outstanding Putable Capital Notes with an aggregate principal amount of $129 million (the “Notes”) that, pursuant to the terms of the Notes, we have elected to revoke the obligation to exchange capital securities for the Notes and will redeem the Notes in full on or about January 27, 2012.

We have entered into transactions with VIEs organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of certain of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and the debt of these VIEs. Debt obligations of VIEs totaling $3.0 billion and $55 million were included in short-term borrowings and long-term debt, respectively, at December 31, 2010. The decrease in short-term borrowings since December 31, 2010 reflects the deconsolidation in the first quarter of 2011 of Bryant Park. See Note 18, “Variable Interest Entities,” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

HSBC USA Inc.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for residential mortgage loans. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011

Number of REO properties at end of period	275	436	607
Number of properties added to REO inventory in the period	57	122	265
Average loss on sale of REO properties(1)	2.3%	1.5%	5.9%
Average total loss on foreclosed properties(2)	57.5%	41.7%	45.9%
Average time to sell REO properties (in days)	267	220	213

(1)	Property acquired through foreclosure is initially recognized at the lower of amortized cost or its fair value less estimated costs to sell (“Initial REO Carrying Amount”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Amount divided by the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimburseable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to our taking title to the property. This ratio represents the portion of our total loss on foreclosed properties that occurred after we took title to the property.

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimburseable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to our taking title to the property.

As previously reported, beginning in late 2010, we suspended all new foreclosure proceedings and in early 2011 suspended foreclosures where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosure and re-filed affidavits where necessary. During the first, second and third quarters of 2011, we added 265 properties, 122 properties and 57 properties, respectively, to REO inventory which reflects loans for which we had either accepted the deed to the property in lieu of payment or for which we received a foreclosure judgment prior to the suspension of foreclosures. We expect the number of REO properties added to inventory on a quarterly basis to remain low through the remainder of 2011 as the impact of our earlier decision to suspend foreclosure proceedings continues to become reflected in our reported numbers.

The number of REO properties at September 30, 2011 decreased as compared to June 30, 2011 and March 31, 2011 driven by the temporary suspension of foreclosures as previously discussed above as well as continuing sales of REO properties during the current quarter. As discussed above, we expect REO properties to continue to decrease in the near term as a result of our earlier decision to suspend foreclosures. We have resumed foreclosure activities to some extent in 35 states related to foreclosure activities we suspended where judgment had not yet been entered. We have not yet begun initiating new foreclosure activities. It will be a number of months before we resume all foreclosure activities in all states as we need to ensure we are satisfied that applicable enhanced processes have been implemented and it will take time to work through the backlog in each state. As a result of industry-wide compliance issues, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased. Also in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

Results of Operations

Net Interest Income Net interest income is the total interest income on earning assets less the total interest expense on deposits, borrowed funds and estimated tax exposures. In the discussion that follows, interest income and rates

HSBC USA Inc.

are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented in this MD&A under the caption “Consolidated Average Balances and Interest Rates.”

In the following table which summarizes the significant components of net interest margin, interest expense includes $61 million and $199 million for the three and nine months ended September 30, 2011, respectively, and $94 million and $306 million for the three and nine months ended September 30, 2010, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Yield on total earning assets	2.21%	2.58%	2.29%	2.59%
Rate paid on interest bearing liabilities	0.79	0.92	0.92	0.91

Interest rate spread	1.42	1.66	1.37	1.68
Benefit from net non-interest earning or paying funds	0.05	0.03	0.08	0.03

Net interest margin to earning assets(1)	1.47%	1.69%	1.45%	1.71%

(1)	Selected financial ratios are defined in the Glossary of Terms in our 2010 Form 10-K.

Significant trends affecting the comparability of net interest income and interest rate spread for the three and nine months ended September 30, 2011 are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
		Interest Rate		Interest Rate
	Amount	Spread	Amount	Spread

	(dollars are in millions)

Net interest income/interest rate spread from prior year	$575	1.66%	$1,742	1.68%
Increase (decrease) in net interest income associated with:
Trading related activities	24		63
Balance sheet management activities(1)	(8)		(18)
Credit card portfolio	(35)		(117)
Commercial loans	36		18
Deposits	14		87
Residential mortgage banking	8		15
Interest on estimated tax exposures	(12)		(97)
Other activity	(33)		(53)

Net interest income/interest rate spread for current year	$574	1.42%	$1,640	1.37%

(1)	Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading related activities Net interest income for trading related activities increased during the three and nine months ended September 30, 2011 primarily due to higher balances on interest earning trading securities, which was partially offset by lower rates earned on these assets.

Balance sheet management activities Lower net interest income from balance sheet management activities during the three and nine months ended September 30, 2011 reflects the sale of certain collateralized mortgage obligations which were sold for risk management purposes.

HSBC USA Inc.

Credit card portfolio Net interest income on credit card receivables decreased during the three and nine months ended September 30, 2011 primarily reflecting lower loan levels at penalty pricing and higher premiums paid on acquisition, partially offset by lower funding costs.

Commercial loans Net interest income on commercial loans was higher during the three and nine months ended September 30, 2011 due to lower funding costs and higher average loan balances, partially offset by lower average loan rates.

Deposits Higher net interest income during the three and nine months ended September 30, 2011 reflects improved spreads in the Retail Banking and Wealth Management and Commercial Banking business segments as deposit pricing has been adjusted to reflect the on-going low interest rate environment. Both segments continue to be impacted however, relative to historical trends by the current rate environment and the growth in higher yielding deposit products such as on-line savings and Premier investor accounts.

Residential mortgage banking Higher net interest income during the three and nine months ended September 30, 2011 resulted from lower funding costs.

Interest on estimated tax exposures Lower net interest income during the three and nine months ended September 30, 2011 resulted from higher interest expense associated with tax reserves on estimated exposures.

Other activity Net interest income on other activity was lower during the three and nine months ended September 30, 2011. While both periods experienced higher net interest income related to higher levels of interest bearing deposits in banks and lower interest expense, the increase was more than offset in both periods by lower net interest income from the sale of auto finance receivables in August 2010.

Provision for Credit Losses The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Commercial:
Construction and other real estate	$(9)	$47	$(56)	(100+	)%
Business banking and middle market enterprises	(6)	6	(12)	(100+	)
Large corporate	28	(31)	59	100+
Other commercial	(15)	(14)	(1)	(7.1)

Total commercial	(2)	8	(10)	(100+	)

Consumer:
Residential mortgages, excluding home equity mortgages	53	(23)	76	100+
Home equity mortgages	8	9	(1)	(11.1)
Credit card receivables	12	14	(2)	(14.3)
Auto finance	-	-	-	0.0
Other consumer	7	2	5	100+

Total consumer	80	2	78	100+

Total provision for credit losses	$78	$10	$68	100+	%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Commercial:
Construction and other real estate	$13	$92	$(79)	(85.9)%
Business banking and middle market enterprises	(15)	12	(27)	(100+ )
Large corporate	22	(148)	170	100+
Other commercial	(25)	(19)	(6)	(31.6)

Total commercial	(5)	(63)	58	92.1

Consumer:
Residential mortgages, excluding home equity mortgages	99	(32)	131	100+
Home equity mortgages	31	(6)	37	100+
Credit card receivables	31	52	(21)	(40.4)
Auto finance	-	35	(35)	(100.0)
Other consumer	15	7	8	100+

Total consumer	176	56	120	100+

Total provision for credit losses	$171	$(7)	$178	100+ %

During the three months ended September 30, 2011, we increased our credit loss reserves as the provision for credit losses was higher than net charge-offs by $33 million. During the nine months ended September 30, 2011, we decreased our credit loss reserves as the provision for credit losses was lower than net charge-offs by $73 million. During the three and nine months ended September 30, 2010, we decreased our credit loss reserves as the provision for credit losses was lower than net charge-offs by $154 million and $592 million, respectively.

Our commercial loan loss provision improved in the three month period ended September 30, 2011 driven by the benefit of a partial recovery of a previously charged-off loan relating to a single client relationship and lower commercial real estate and business banking charge-offs partially offset by a $35 million specific provision associated with a corporate lending relationship. In the nine month period, we experienced a lower recovery of commercial loan provision as reserve reductions on troubled debt restructures in commercial real estate and middle market enterprises and the impact of the partial recovery and lower charge-offs which was partially offset by the specific provision as discussed above, were more than offset by a $45 million specific provision associated with the downgrade of an individual commercial real estate loan recorded in the second quarter of 2011. Our commercial loan provision in both 2011 and 2010 also reflects managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Given the nature of the factors driving the change in commercial loan provision during the three and nine months ended September 30, 2011, provision levels recognized in the current quarter and year-to-date period of 2011 should not be considered indicative of provision levels in the future.

The provision for credit losses on residential mortgages including home equity mortgages increased $75 million and $168 million during the three and nine months ended September 30, 2011 as compared to the year-ago periods. While residential mortgage loan credit quality continues to improve as delinquency and charge-off levels continue to decline, the prior year periods reflect a reduction in loss reserves associated with certain portfolio risk factors that did not recur in 2011.

The provision for credit losses associated with credit card receivables decreased $2 million and $21 million during the three and nine months ended September 30, 2011 as compared to the year-ago periods reflecting lower receivable levels, improved economic and credit conditions, including lower dollars of delinquency, improvements in early stage delinquency roll rates and higher recovery rates. Lower receivable levels reflect fewer active customer accounts and an increased focus by consumers to pay down credit card debt.

HSBC USA Inc.

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

Other Revenues The components of other revenues are summarized in the following table.

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Credit card fees	$31	$33	$(2)	(6.1)%
Other fees and commissions	223	209	14	6.7
Trust income	26	26	-	-
Trading revenue	(107)	126	(233)	(100+ )
Net other-than-temporary impairment losses	-	(4)	4	100.0
Other securities gains, net	49	37	12	32.4
HSBC affiliate income:
Fees and commissions	41	38	3	7.9
Other affiliate income	9	4	5	100+

Total HSBC affiliate income	50	42	8	19.0
Residential mortgage banking revenue(1)	34	11	23	100+
Gain on instruments at fair value and related derivatives	379	89	290	100+
Other income:
Valuation of loans held for sale	(9)	(5)	(4)	(80.0)
Insurance	2	4	(2)	(50.0)
Earnings from equity investments	10	15	(5)	(33.3)
Miscellaneous income	(21)	15	(36)	(100+ )

Total other income	(18)	29	(47)	(100+ )

Total other revenues	$667	$598	$69	11.5%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Credit card fees	$95	$93	$2	2.2%
Other fees and commissions	608	693	(85)	(12.3)
Trust income	82	79	3	3.8
Trading revenue	243	419	(176)	(42.0)
Net other-than-temporary impairment losses	-	(45)	45	100.0
Other securities gains, net	105	59	46	78.0
HSBC affiliate income:
Fees and commissions	127	98	29	29.6
Other affiliate income	25	13	12	92.3

Total HSBC affiliate income	152	111	41	36.9
Residential mortgage banking revenue (loss)(1)	48	(106)	154	100+
Gain on instruments at fair value and related derivatives	440	317	123	38.8
Other income:
Valuation of loans held for sale	(28)	56	(84)	(100+ )
Insurance	8	13	(5)	(38.5)
Earnings from equity investments	29	22	7	31.8
Miscellaneous income	10	110	(100)	(90.9)

Total other income	19	201	(182)	(90.5)

Total other revenues	$1,792	$1,821	$(29)	(1.6)%

(1)	Includes servicing fees received from HSBC Finance of $2 million and $7 million during the three and nine months ended September 30, 2011, respectively, and $2 million and $6 million during the three and nine months ended September 30, 2010, respectively.

Credit Card Fees Credit card fees remained relatively flat in both periods as higher interchange fees due to increased customer purchase volumes was offset by lower receivable levels as a result of fewer active customer accounts, changes in customer behavior, improved delinquency levels and the implementation of certain provisions of the CARD Act subsequent to January 2010. The CARD Act has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees, restrictions on fees charged to process on-line and telephone payments and lower late fees due to limits on fees that can be assessed all of which are considered in determining the purchase price of the receivables purchased daily from HSBC Finance.

Other fees and commissions Other fee-based income increased during the three month period but decreased during the nine month period ended September 30, 2011. The increase in the three month period was driven by higher loan syndication fees which were more than offset in the year-to-date period by lower refund anticipation loan fees as we did not offer these products during the 2011 tax season.

Trust income Trust income was flat in the three month period but increased in the nine month period due to an increase in fee income associated with our management of fixed income assets, partially offset by reduced fee income associated with the continued decline in money market assets under management.

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

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Trading revenue	$(107)	$126	$(233)	(100+	)%
Net interest income	20	(1)	21	100+

Trading related revenue	$(87)	$125	$(212)	(100+	)%

Business:
Derivatives	$(136)	$68	$(204)	(100+	)%
Balance sheet management	(21)	2	(23)	(100+	)
Foreign exchange	55	33	22	66.7
Precious metals	33	12	21	100+
Global banking	(1)	10	(11)	(100+	)
Other trading	(17)	—	(17)	—

Trading related revenue	$(87)	$125	$(212)	(100+	)%

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Trading revenue	$243	$419	$(176)	(42.0)%
Net interest income	63	18	45	100+

Trading related revenue	$306	$437	$(131)	(30.0)%

Business:
Derivatives	$134	$202	$(68)	(33.7)%
Balance sheet management	(32)	67	(99)	(100+ )
Foreign exchange	150	118	32	27.1
Precious metals	77	46	31	67.4
Global banking	(1)	(7)	6	85.7
Other trading	(22)	11	(33)	(100+ )

Trading related revenue	$306	$437	$(131)	(30.0)%

Trading revenue declined during the three and nine month periods ended September 30, 2011, as weakness in the credit markets drove credit spreads wider which adversely affected the performance of derivatives trading revenue. Partly offsetting the decline in derivative trading revenue was higher foreign exchange and precious metals revenue in both periods.

Trading revenue related to derivatives declined in both periods as weakness in the credit markets led to a widening of credit spreads and trading losses on credit derivatives. These losses were partly offset by an increase in new deal activity for interest rate derivatives.

Trading revenue related to balance sheet management activities declined during the three and nine months ended September 30, 2011 primarily due to losses on instruments used to hedge non-trading assets and lower net interest income as holdings of certain collateralized mortgage obligations were sold for risk management purposes.

HSBC USA Inc.

Foreign exchange trading revenue increased during both periods due to increased trading volumes and improved margins.

Precious metals trading revenues increased during the three and nine months ended September 30, 2011 as customer demand for metals as a perceived safe haven investment continued to generate strong trading volumes drove prices higher.

Global banking trading revenue in both periods reflects the sale of substantially all of its risk exposure during the fourth quarter of 2010.

Other trading revenue decreased during both periods due to movements in the forward swap curve used to value certain instruments. In addition, the prior year-to-date period benefitted from a one-time settlement of a counterparty receivable.

Net Other-Than-Temporary Impairment Losses During the three and nine months ended September 30, 2011 there were no other-than-temporary impairment losses recognized. During the three and nine months ended September 30, 2010, 5 debt securities and 38 debt securities, respectively, were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates with only the credit component of such other-than-temporary impairment recognized in earnings. The following table presents the other-than-temporary impairment recognized in earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Other-than-temporary impairment losses recognized in the consolidated statement of income	$-	$(4)	$-	$(45)

Other Securities Gains, Net We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During the third quarter and first nine months of 2011, we sold $3.3 billion and $17.0 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $73 million and $213 million and losses of $24 million and $108 million, respectively, which are included as a component of other security gains, net above.

During the third quarter and first nine months of 2010, we sold $3.2 billion and $14.0 billion, respectively, of these securities and recognized gains of $59 million and $142 million and losses of $22 million and $83 million, respectively. Gross realized gains and losses from sales of securities are summarized in Note 5, “Securities,” in the accompanying consolidated financial statements.

HSBC affiliate income Affiliate income increased in both periods due to higher fees and commissions earned as compared to the year-ago periods and, as it related to the year-to-date period, higher fees and commissions earned from HSBC Finance affiliates driven by the transfer in July 2010 of certain real estate default servicing employees from HSBC Finance partially offset by lower fees on tax refund anticipation loans transferred to HSBC Finance as we did not offer this loan program during the 2011 tax season.

HSBC USA Inc.

Residential Mortgage Banking Revenue The following table presents the components of residential mortgage banking revenue. The net interest income component of the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$62	$54	$8	14.8%

Servicing related income:
Servicing fee income	27	30	(3)	(10.0)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(110)	1	(111)	(100+ )
Realization of cash flows	(23)	(30)	7	23.3
Trading – Derivative instruments used to offset changes in value of MSRs	130	71	59	83.1

Total servicing related income	24	72	(48)	(66.7)

Originations and sales related income (loss):
Gains on sales of residential mortgages	4	5	(1)	(20.0)
Provision for repurchase obligations	(1)	(95)	94	98.9
Trading and hedging activity	3	21	(18)	(85.7)

Total originations and sales related income (loss)	6	(69)	75	100+

Other mortgage income	4	8	(4)	(50.0)

Total residential mortgage banking revenue included in other revenues	34	11	23	100+

Total residential mortgage banking related revenue	$96	$65	$31	47.7%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$179	$164	$15	9.1%

Servicing related income:
Servicing fee income	83	92	(9)	(9.8)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(132)	(113)	(19)	(16.8)
Realization of cash flows	(57)	(75)	18	24.0
Trading – Derivative instruments used to offset changes in value of MSRs	155	219	(64)	(29.2)

Total servicing related income	49	123	(74)	(60.2)

Originations and sales related income (loss):
Gains on sales of residential mortgages	27	28	(1)	(3.6)
Provision for repurchase obligations	(41)	(285)	244	85.6
Trading and hedging activity	(8)	6	(14)	(100+ )

Total originations and sales related income (loss)	(22)	(251)	229	91.2

Other mortgage income	21	22	(1)	(4.5)

Total residential mortgage banking revenue included in other revenues	48	(106)	154	100+

Total residential mortgage banking related revenue	$227	$58	$169	100+ %

Higher net interest income during both periods reflects wider spreads on relatively flat average outstanding balances. We continue to sell the majority of new loan originations to government sponsored enterprises. Consistent with our Premier strategy, additions to the portfolio are comprised largely of Premier relationship products.

Total servicing related income decreased in both periods due to lower servicing fee income as the average serviced loan portfolio declined with new originations sold more than offset by prepayments and the narrowing of the positive net hedged MSR performance.

Originations and sales related income (loss) improved both periods, driven largely by lower loss provisions for loan repurchase obligations associated with loans previously sold. During the three and nine months ended September 30, 2011, we recorded charges of $1 million and $41 million, respectively, with respect to changes in our estimated exposure associated with repurchase obligations on loans previously sold compared to a charge of $95 million and $285 million, respectively, recorded in the year-ago periods for such exposure.

Gain (loss) on instruments designated at fair value and related derivatives We have elected to apply fair value option accounting to commercial leveraged acquisition finance loans, unfunded commitments, certain own fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. See Note 12, “Fair Value Option,” in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component. The increase in both periods was driven largely by higher gains on the fair value of our own debt.

Valuation of loans held for sale Included in the nine months ended September 30, 2010 is an $89 million settlement relating to certain whole loans previously purchased for re-sale from a third party. Excluding the impact of this item, valuation adjustments on loans held for sale were flat in the three months ended September 30, 2011 but improved during the months ended September 30, 2011 due to lower average balances and reduced volatility. Valuations on

HSBC USA Inc.

loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are sub-prime residential mortgage loans with a fair value of $212 million and $391 million as of September 30, 2011 and December 31, 2010, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.

Other Income Excluding the valuation of loans held for sale as discussed above, other income decreased in both periods due to lower miscellaneous income. Other income in the 2010 year-to-date period includes a gain of $66 million relating to the sale of our equity investment in Wells Fargo HSBC Trade Bank (“WHTB”), a $9 million gain on the sale of auto finance loans to SC USA, as well as a $5 million gain associated with a final payment from a judgment related to our purchase of a community bank from CT Financial Services.

Operating Expenses The components of operating expenses are summarized in the following tables.

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Salaries and employee benefits:
Salaries	$164	$155	$9	5.8%
Employee benefits	101	130	(29)	(22.3)

Total salaries and employee benefits	265	285	(20)	(7.0)

Occupancy expense, net	73	65	8	12.3

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	8	8	-	-
Fees paid to HMUS	71	72	(1)	(1.4)
Fees paid to HTSU	279	194	85	43.8
Fees paid to other HSBC affiliates	55	32	23	71.9

Total support services from HSBC affiliates	413	306	107	35.0

Other expenses:
Equipment and software	12	12	-	-
Marketing	16	28	(12)	(42.9)
Outside services	19	32	(13)	(40.6)
Professional fees	36	20	16	80.0
Postage, printing and office supplies	3	4	(1)	(25.0)
Off-balance sheet credit reserves	(2)	(17)	15	88.2
FDIC assessment fee	16	34	(18)	(52.9)
Insurance business	-	1	(1)	(100.0)
Miscellaneous	70	53	17	32.1

Total other expenses	170	167	3	1.8

Total operating expenses	$921	$823	$98	11.9%

Personnel – average number	9,719	9,875
Efficiency ratio	71.16%	60.83%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Salaries and employee benefits:
Salaries	$490	$435	$55	12.6%
Employee benefits	362	378	(16)	(4.2)

Total salaries and employee benefits	852	813	39	4.8

Occupancy expense, net	208	201	7	3.5

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	27	93	(66)	(71.0)
Fees paid to HMUS	192	215	(23)	(10.7)
Fees paid to HTSU	725	557	168	30.2
Fees paid to other HSBC affiliates	150	95	55	57.9

Total support services from HSBC affiliates	1,094	960	134	14.0

Other expenses:
Equipment and software	131	34	97	100+
Marketing	53	81	(28)	(34.6)
Outside services	49	61	(12)	(19.7)
Professional fees	99	49	50	100+
Postage, printing and office supplies	11	11	-	-
Off-balance sheet credit reserves	(27)	(29)	2	6.9
FDIC assessment fee	87	103	(16)	(15.5)
Insurance business	-	(2)	2	100.0
Miscellaneous	187	203	(16)	(7.9)

Total other expenses	590	511	79	15.5

Total operating expenses	$2,744	$2,485	$259	10.4%

Personnel – average number	10,049	9,258
Efficiency ratio	75.88%	65.24%

Salaries and employee benefits Total salaries and employee benefits expense decreased during the three months ended September 30, 2011 but increased in the year-to-date period. Salaries and employee benefits in both periods reflect the impact of continued cost management efforts which were partially offset by higher salaries expense related to expansion activities associated with certain businesses and in the year-to-date period higher severance costs. In the year-to-date period, the impact from increased costs associated with the transfer in July 2010 of certain employees from HSBC Finance to the default mortgage loan servicing department of a subsidiary of HSBC Bank USA also served to drive the overall increase.

Occupancy expense, net Occupancy expense during the three and nine month periods ended September 30, 2011 includes $11 million relating to the write-off of leasehold improvements associated with the consolidation of certain retail branch offices and in the nine month period, a charge of $5 million in the second quarter of 2011 associated with the closure of the Amherst Data Center. In addition, occupancy expense during the nine month period ended September 30, 2010 includes $8 million in lease abandonment costs associated with the closure of several non-strategic branches. Excluding the impact of these items, occupancy expense decreased in both periods driven by lower depreciation and lower utilities costs.

HSBC USA Inc.

Support services from HSBC affiliates includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, risk management, collection and accounting functions as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans, credit card receivables and auto finance receivables until the auto finance portfolio was sold in August 2010.

Higher support services from HSBC affiliates in both periods largely reflects the impact of higher compliance costs, including costs associated with our BSA/AML remediation activities, partially offset by lower fees paid to HMUS and lower charges from HSBC Finance due to lower levels of receivables being serviced and the impact of the sale in 2010 of all remaining auto loans purchased from HSBC Finance as well as in the year-to-date period, lower expenses for servicing and assuming the credit risk associated with refund anticipation loans originated as we did not offer this loan program during the 2011 tax season.

Marketing expenses Lower marketing and promotional expenses in both periods resulted from continued optimization of marketing spend as a result of general cost saving initiatives, partially offset by a continuing investment in HSBC brand activities, primarily within the RBWM and CMB business segments.

Other expenses Other expenses (excluding marketing expenses) increased in both periods. Other expenses in the year-to date period includes a charge of $94 million included within equipment and software relating to the impairment of certain previously capitalized software development costs which are no longer realizable. Excluding the impact of this charge, other expenses increased in both periods largely due to increased professional fees partially offset by lower FDIC assessment fees and, in the three month period, higher reductions in estimated off-balance sheet risk exposure.

Efficiency ratio Our efficiency ratio from continuing operations was 71.16 percent and 75.88 percent for the three and nine months ended September 30, 2011, respectively compared to 60.83 percent and 65.24 percent in the year-ago periods. Our efficiency ratio during the three and nine months ended September 30, 2011 and 2010 was impacted by the change in the fair value of our debt for which we have elected fair value option accounting. Additionally, the three and nine month periods ended September 30, 2011 were impacted by software development cost impairment charges. The deterioration in the efficiency ratio in both periods reflects higher operating expenses as discussed above, while total net interest income and other revenues increased marginally in the three month period and declined in the year-to-date period.

Segment Results – IFRSs Basis

As discussed in our 2010 Form 10-K, we initiated a process in late 2010 to re-evaluate the financial information used to manage our business including the scope and content of the financial data being reported to our management and Board of Directors. During the first quarter of 2011, we completed our evaluation and decided we would no longer manage and evaluate the performance of the receivables purchased from HSBC Finance as a separate operating segment. Rather, we would manage and evaluate the performance of these assets as a component of our Retail Banking and Wealth Management (formerly Personal Financial Services) operating segment, consistent with HSBC’s globally defined business segments. As a result, beginning in the first quarter of 2011, our management reporting was changed to reflect this decision and we now report our financial results under four reportable segments: Retail Banking and Wealth Management (formerly Personal Financial Services), Commercial Banking, Global Banking and Markets and Private Banking. Segment financial information for all periods presented reflect this new segmentation.

HSBC previously announced that with effect from March 1, 2011, Retail Banking and Wealth Management (“RBWM”) would be managed as a single global business. This business is the historical Personal Financial Services with Asset Management moving from Global Banking and Markets to this new single business. Therefore, to coincide with the change in our management reporting effective beginning in the second quarter of 2011, we changed the name of our Personal Financial Services segment to RBWM and have included the results of Asset

HSBC USA Inc.

Management, which provides investment solutions to institutions, financial intermediaries and individual investors, in this segment for all periods presented. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2010 Form 10-K.

Our segment results are reported on a continuing operations basis. As previously discussed, we agreed to sell our GM and UP credit card receivables as well as our private label credit card and closed-end receivables to Capital One. Because the credit card and private label receivables being sold have been classified as held for sale and the operations and cash flows from these receivables will be eliminated from our ongoing operations upon disposition without any significant continuing involvement, we have determined we have met the requirements to report the results of these credit card and private label card receivables being sold, which were previously included in the Retail Banking and Wealth Management segment, as discontinued operations for all periods presented.

We report to our parent, HSBC, in accordance with its reporting basis, IFRSs. As a result, our segment results are presented on an IFRSs Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 17, “Business Segments,” in the accompanying consolidated financial statements and under the caption “Basis of Reporting” in this MD&A.

Retail Banking and Wealth Management (“RBWM”) Our RBWM segment provides banking and wealth products and services, including personal loans, credit cards, deposits, branch services, financial planning products and asset management services such as mutual funds, investments and insurance.

During 2011, we continue to direct resources towards the expansion of wealth services and HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. We remain focused on providing differentiated premium services to internationally minded mass affluent and upwardly mobile customers.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises. Consistent with our strategy, additions to our portfolio primarily consisted of Premier relationship products. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties, however no such sales occurred during 2011 or 2010. We retain the servicing rights in relation to the mortgages upon sale. As a result, average residential mortgage loans outstanding remained relatively flat during the first nine months of 2011 compared to 2010.

The following table summarizes the IFRSs Basis results for our RBWM segment:

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$259	$261	$(2)	0%
Other operating income	148	157	(9)	(5.7)

Total operating income	407	418	(11)	(2.6)
Loan impairment charges	76	(2)	78	100+

	331	420	(89)	(21.2)
Operating expenses	368	382	(14)	(3.7)

Profit before tax	$(37)	$38	$(75)	(100+ )%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$756	$827	$(71)	(8.6)%
Other operating income	337	218	119	54.6

Total operating income	1,093	1,045	48	4.6
Loan impairment charges	166	24	142	100+

	927	1,021	(94)	9.2
Operating expenses	1,187	987	200	20.3

Profit before tax	$(260)	$34	$(294)	(100+	)%

Our RBWM segment reported a lower profit before tax during the three and nine months ended September 30, 2011. The decrease in the three month period was due to lower net interest income, higher loan impairment charges and lower operating income, partially offset by lower operating expense. The decrease in the nine month period reflects lower net interest income, higher operating expenses and higher loan impairment charges, partially offset by higher other operating income.

Net interest income was lower during the three and nine months ended September 30, 2011 driven by lower auto loan receivables as a result of the sale of the auto loan portfolio in August 2010. The decrease also reflected lower credit card yields due to the continued focus on originating to premium customers resulting in a lower proportion of revolving balances. In addition, the implementation of certain provisions of the CARD Act including periodic re-evaluation of rate increases had negatively impacted net interest income. Also contributing to the decrease in net interest income was higher interest charges on tax exposures. These decreases were partially offset by improvements in deposit spreads driven by customer rate reductions.

Other operating income increased in the nine months ended September 30, 2011, primarily due to lower provision for mortgage loan repurchase obligations associated with previously sold loans. We also experienced higher fees earned from HSBC Finance due to the transfer in July 2010 of certain real estate default loan servicing employees which we bill back to HSBC Finance for services provided. Partially offsetting the increase in the nine month period are changes in the ability to charge overdraft fees on debit card transactions implemented on July 1, 2010, which resulted in lower deposit fee income as compared to the prior year periods.

Loan impairment charges increased in both periods, driven largely by continued high levels of unemployment and, as it relates to residential mortgage loans, continued weakness in the housing market including depressed property values. These factors were partially offset by improvements in credit card credit quality as dollars of delinquency continued to decline leading to continued improvements in our future loss estimates.

Operating expenses decreased in the three month period and increased in nine month period. Operating expenses include the impairment of previously capitalized software development costs, which resulted in a charge of $73 million in the nine month period ended September 30, 2011. In addition, the prior year nine month period also includes a $48 million pension curtailment gain as a result of the decision in February 2010 to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America defined benefit pension plan effective January 1, 2011. Excluding these amounts, operating expenses remained higher in both periods due primarily to higher costs associated with compliance, technology, mortgage foreclosure, litigation, asset management and in the year-to-date period, costs associated with the transfer of certain employees of HSBC Finance to our default loan servicing department in July 2010. These increases were partially offset in the nine month period and were more than offset in the three month period by lower FDIC assessments as beginning in the second quarter of 2011 assessments are based on assets rather than deposits. In addition there were savings from several cost reduction initiatives including optimizing the branch network and reducing marketing spend.

HSBC USA Inc.

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

During the three and nine months ended September 30, 2011, interest rate spreads continued to be pressured from a low interest rate environment while loan impairment charges improved. An increase in demand for loans which began towards the end of 2010 and continued during the first nine months of 2011 has resulted in a 34 percent increase in loans outstanding to middle-market customers since September 30, 2010. Expansion of the customer base has also led to significant increases in lending commitments as new approved credit facilities to middle-market customers in the first nine months of the year grew 43 percent as compared to the first nine months of 2010. The business banking loan portfolio has seen a 4 percent decrease in loans outstanding since September 30, 2010 resulting from an increase in paydowns and a decline in the demand for new credit facilities. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume, which resulted in a 7 percent decline in outstanding receivables for this portfolio since September 30, 2010. Average customer deposit balances across all CMB business lines during the nine months ended September 30, 2011 increased 9 percent as compared to the year-ago period and average loans increased 6 percent as compared to the year-ago period.

The following table summarizes the IFRSs Basis results for our CMB segment:

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$179	$172	$7	4.1%
Other operating income	115	111	4	3.6

Total operating income	294	283	11	3.9
Loan impairment charges (recoveries)	(5)	50	(55)	(100+	)

	299	233	66	28.3
Operating expenses	177	178	(1)	(0.6)

Profit before tax	$122	$55	$67	100+	%

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$527	$535	$(8)	(1.5)%
Other operating income	325	362	(37)	(10.2)

Total operating income	852	897	(45)	(5.0)
Loan impairment charges	7	98	(91)	(92.9)

	845	799	46	5.8
Operating expenses	553	499	54	10.8

Profit before tax	$292	$300	$(8)	(2.7)%

Our CMB segment reported higher profit before tax during the three months ended September 30, 2011 driven by higher net interest income, higher operating income, lower operating expenses and lower loan impairment charges.

HSBC USA Inc.

For the nine months ended September 30, 2011, a slightly lower profit before tax reflected lower net interest income, lower other operating income and higher operating expenses, partially offset by lower loan impairment charges.

Net interest income in both periods reflects the favorable impact of higher loans balances. In the year-to-date period, this was more than offset by lower deposit spreads resulting from changing product mix.

Other operating income reflects higher fee income in both periods and in the year-to date period, higher gains on the sale of certain commercial real estate assets. In the year-to-date period, this was more than offset by the impact of a $66 million gain recorded during the first quarter of 2010 on the sale of our equity investment in Wells Fargo HSBC Trade Bank.

Loan impairment charges decreased in both periods of 2011 largely driven by lower reserves required on troubled debt restructures in commercial real estate and middle market enterprises as well as lower charge-offs in business banking due to improved credit quality and lower delinquency levels. The decrease in the nine month period was partially offset by a $45 million specific provision associated with the downgrade of an individual commercial real estate loan.

Operating expense decreased slightly during the three months ended September 30, 2011 due to lower FDIC assessments, partially offset by higher staff costs. Operating expense increased in the nine months ended September 30, 2011 due to higher expenses relating to staff as well as infrastructure costs such as compliance, the impairment of previously capitalized software development costs which resulted in a charge of $19 million, and higher technology costs. Additionally, the first quarter of 2010 includes a $16 million pension curtailment gain as previously discussed.

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

The Global Banking and Markets segment results during the third quarter and first nine months of 2011 were adversely affected by weakened credit market conditions during the third quarter of 2011, which led to a decline in value of legacy structured credit products and other credit derivative exposures. Our risk management efforts to improve the credit quality of our corporate lending relationships has resulted in carrying lower loan balances and a tightening of the net interest margin compared the year-ago periods. In addition, sales of subprime mortgage loans and negotiated unwinds of legacy structured credit product exposures further reduced our revenue volatility, as well as absolute revenue compared to the prior year. Partially offsetting these reductions were significantly higher revenues from foreign exchange, metals and interest rate derivatives trading activity.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$119	$187	$(68)	(36.4)%
Other operating income	67	151	(84)	(55.6)

Total operating income	186	338	(152)	(45.0)
Loan impairment charges (recoveries)	28	(45)	73	100+

	158	383	(225)	(58.7)
Operating expenses	269	204	65	31.9

Profit (loss) before tax	$(111)	$179	$(290)	(100+ )%

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$382	$473	$(91)	(19.2)%
Other operating income	756	825	(69)	(8.4)

Total operating income	1,138	1,298	(160)	(12.3)
Loan impairment charges (recoveries)	1	(193)	194	100+

	1,137	1,491	(354)	(23.7)
Operating expenses	735	562	173	30.8

Profit (loss) before tax	$402	$929	$(527)	(56.7)%

Our Global Banking and Markets segment reported a lower profit before tax during the three and nine months ended September 30, 2011 driven by lower net interest income, lower other operating income, lower recoveries of loan impairment charges and higher operating expenses.

Net interest income decreased during both periods due to lower corporate loan balances and lower average yields as the business continues to manage down high risk credit exposures.

Other operating income decreased in the three and nine month periods ended September 30, 2011. Credit market conditions deteriorated during the third quarter which led to a decline in the value of certain legacy structured credit exposures and other credit derivative positions. Partially offsetting these declines was an increase in revenues in foreign exchange and metals, which benefitted from price volatility and strong customer demand, as well as from higher revenue from interest rate derivatives due to an increase new deal activity. In addition, the prior year-to-date period includes a gain of $89 million associated with a settlement relating to certain loans previously purchased for resale from a third party recognized in the first quarter of 2010.

Other operating income reflects losses on structured credit products of $80 million and gains of $62 million during the three and nine months ended September 30, 2011 compared to gains of $36 million and $90 million during the year-ago periods. Exposure to insurance monolines continued to impact revenues resulting in losses of $16 million and gains of $16 million during the three and nine months ended September 30, 2011 compared to gains of $16 million and $89 million during the year-ago periods. Valuation losses of $9 million and $22 million during the three and nine months ended September 30, 2011, respectively, were recorded against the fair values of sub-prime residential mortgage loans held for sale as compared to valuation losses of $9 million and $50 million during the year-ago periods.

HSBC USA Inc.

Loan impairment charges were higher in both periods as reductions in higher risk rated loan balances and stabilization of credit downgrades in both periods resulted in an overall lower release in loss reserves during the current year periods. In addition, both periods in 2011 included a $35 million specific provision associated with a corporate lending relationship.

Operating expenses increased during both periods driven by higher staff costs, higher compliance costs associated with our AML/BSA remediation activities and higher FDIC assessments. The increase in FDIC assessments was due to a methodology change from a deposit driven to an asset driven assessment base, effective at the beginning of the second quarter of 2011. The prior year-to-date period also included a $7 million pension curtailment gain.

Private Banking (“PB”) As part of HSBC’s global network, the PB segment offers integrated domestic and international services to high net worth individuals, their families and their businesses. These services address both resident and non-resident financial needs. During the first nine months of 2011, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, banking and cash management, residential mortgages, as well as wealth planning for trusts and estates.

Average client deposit levels increased 5 percent compared to the prior year quarter as withdrawals in deposits from Latin America core clients was offset by increased deposits from other international and domestic clients. Total average loans in the third quarter increased 4 percent compared to the prior year quarter from pay offs and reductions of commercial loan borrowings offset by growth in the tailored mortgage product. Overall client assets were flat compared to the prior year quarter to $45 billion due to increases in assets from core domestic and international clients across different wealth management products partially offset by a reduction in highly liquid assets held by quasi-institutional investors.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$44	$47	$(3)	(6.3)%
Other operating income	28	34	(6)	(17.6)

Total operating income	72	81	(9)	(11.1)
Loan impairment recoveries	(24)	(13)	(11)	(84.6)

	96	94	2	2.1
Operating expenses	65	63	2	3.2

Profit before tax	$31	$31	$-	0.0%

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$134	$139	$(5)	(3.6)%
Other operating income	97	103	(6)	(5.8)

Total operating income	231	242	(11)	(4.5)
Loan impairment recoveries	(34)	(24)	(10)	(41.7)

	265	266	(1)	0.0
Operating expenses	194	180	14	7.8

Profit before tax	$71	$86	$(15)	(17.4)%

HSBC USA Inc.

Our PB segment reported a lower profit before tax during the nine months ended September 30, 2011 driven by lower net interest income, lower other operating income and higher operating expenses including the impact of a pension gain in the prior year-to-date period, partially offset by lower loan impairment charges (recoveries). For the three months ended September 30, 2011, profit before tax was flat as lower net interest income, lower other operating income and higher operating expenses including the impact of a pension gain in the prior year-to-date period were offset by lower loan impairment charges (recoveries)

Net interest income was lower during the third quarter and first nine months of 2011 due to lower corporate allocated revenues, offset by improvements of lending and banking spreads.

Other operating income was lower in both periods as higher fees on managed and structured investment products, funds and insurance more than offset lower credit-related fees and recoveries received from other private bank regions.

Recoveries on loan impairment charges were higher in both periods reflecting continued improved credit conditions and client credit ratings consistent with the year-ago periods.

Operating expenses increased during the third quarter and first nine months of 2011 due to higher costs for shared services such as compliance. Additionally, the prior year-to-date period included a $5 million pension curtailment gain as previously discussed.

Other The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, the offset to funding credits provided to CMB for holding certain investments, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans, interest expense associated with certain tax exposures in 2011 and in 2010, gains on the sale of various owned properties and the impact of the resolution of a lawsuit as discussed below.

The following table summarizes IFRSs Basis results for the Other segment.

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$(6)	$1	$(7)	(100+	)%
Gain on own debt designated at fair value and related derivatives	400	34	366	100+
Other operating income	(20)	1	(21)	(100+	)

Total operating income	374	36	338	100+
Loan impairment recoveries	-	(1)	1	100.0

	374	37	337	100+
Operating expenses	13	17	(4)	(23.5)

Profit before tax	$361	$20	$341	100+	%

HSBC USA Inc.

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$(73)	$(9)	$(64)	(100+	)%
Gain on own debt designated at fair value and related derivatives	407	231	176	76.2
Other operating income	(44)	36	(80)	(100+	)

Total operating income	290	258	32	12.4
Loan impairment charges	-	(1)	1	100.0

	290	259	31	12.0
Operating expenses	51	47	4	8.5

Profit before tax	$239	$212	$27	12.7%

Profit before tax increased $341 million and $27 million in the three and nine months ended September 30, 2011, driven largely by credit and interest rate related changes in the fair value of certain of our own debt for which fair value option was elected and lower net interest income due to increased interest expense associated with changes in estimated tax exposure. In addition, other operating income during the nine months ended September 30, 2010 also includes a $56 million gain on the sale of our 452 Fifth Avenue property in New York City, including the 1 W. 39th Street building.

Operating expenses during the nine months ended September 30, 2011 includes higher costs relating to a $5 million charge associated with the closure of a data center.

Reconciliation of Segment Results As previously discussed, segment results are reported on an IFRS Basis. See Note 17, “Business Segments,” in the accompanying consolidated financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. Also see Note 17, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRS Basis segment results to U.S. GAAP consolidated totals.

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

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

	September 30,	June 30,	December 31,
	2011	2011	2010

	(dollars are in millions)

Allowance for credit losses	$749	$746	$852

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	1.44%	1.53%	1.74%
Consumer:
Residential mortgages, excluding home equity mortgages	1.36	1.16	1.22
Home equity mortgages	1.87	1.85	2.02
Credit card receivables	4.70	4.06	4.64
Other consumer loans	2.57	2.34	2.60

Total consumer loans	1.63	1.52	1.66

Total	1.51%	1.53%	1.71%

Net charge-offs(1)(2):
Commercial(3)	NM %	210.14%	144.88%
Consumer	129.65	111.11	105.11

Total	402.69%	156.39%	126.41%

Nonperforming loans(1):
Commercial	52.00%	55.07%	52.99%
Consumer	32.02	29.06%	31.33

Total	41.80%	40.85%	41.83%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

(2)	Quarter-to-date net charge-offs, annualized.

(3)	The ratio of allowance for credit losses to net charge-offs for commercial loans is not meaningful (NM) for September 30, 2011 because recoveries exceeded charge-offs in the quarter.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three and nine months ended September 30, 2011 and 2010 are summarized in the following table:

	Commercial				Consumer
					Residential
		Business			Mortgage,
	Construction	Banking and			Excl Home	Home
	and Other	Middle Market	Large	Other	Equity	Equity	Credit	Auto	Other
	Real Estate	Enterprises	Corporate	Comm’l	Mortgages	Mortgages	Card	Finance(1)	Consumer	Total

	(in millions)

Three months ended September 30, 2011:
Balances at beginning of period	$229	$96	$110	$21	$162	$62	$44	$-	$22	$746
Provision charged to income	(9)	(6)	28	(15)	53	8	12	-	7	78
Charge offs	(3)	(9)	-	-	(24)	(15)	(16)	-	(7)	(74)
Recoveries	-	2	-	22	1	-	3	-	1	29

Net charge offs	(3)	(7)	-	22	(23)	(15)	(13)	-	(6)	(45)
Allowance on loans transferred to held for sale	-	-	-	(10)	(4)	(6)	(6)	-	(4)	(30)
Other								-

Balance at end of period	$217	$83	$138	$18	$188	$49	$37	$-	$19	$749

Three months ended September 30, 2010:
Balances at beginning of period	$292	$151	$168	$66	$244	$104	$73	$33	$35	$1,166
Provision charged to income	47	6	(31)	(14)	(23)	9	14	-	2	10
Charge offs	(29)	(22)	(6)	(2)	(46)	(32)	(26)	-	(9)	(172)
Recoveries	-	3	-	1	1	-	2	-	1	8

Net charge offs	(29)	(19)	(6)	(1)	(45)	(32)	(24)	-	(8)	(164)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	(33)	-	(33)
Other	-	-	-	-	-	-	-	-	-	-

Balance at end of period	$310	$138	$131	$51	$176	$81	$63	$-	$29	$979

Nine months ended September 30, 2011:
Balances at beginning of period	$243	$132	$116	$32	$167	$77	$58	$-	$27	$852
Provision charged to income	13	(15)	22	(25)	99	31	31	-	15	171
Charge offs	(46)	(42)	-	(2)	(78)	(53)	(56)	-	(23)	(300)
Recoveries	7	8	-	23	4	-	10	-	4	56

Net charge offs	(39)	(34)	-	21	(74)	(53)	(46)	-	(19)	244
Allowance on loans transferred to held for sale	-	-	-	(10)	(4)	(6)	(6)	-	(4)	(30)
Other								-

Balance at end of period	$217	$83	$138	$18	$188	$49	$37	$-	$19	$749

Nine months ended September 30, 2010:
Balances at beginning of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602
Provision charged to income	92	12	(148)	(19)	(32)	(6)	52	35	7	(7)
Charge offs	(91)	(72)	(24)	(52)	(141)	(98)	(76)	(37)	(29)	(620)
Recoveries	6	14	2	1	2	-	7	(1)	4	35

Net charge offs	(85)	(58)	(22)	(51)	(139)	(98)	(69)	(38)	(25)	(585)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	(33)	-	(33)
Other	-	-	-	2			-	-	-	2

Balance at end of period	$310	$138	$131	$51	$176	$81	$63	$-	$29	$979

(1)	In August 2010, we sold all the remaining auto loans previously purchased from HSBC Finance.

The allowance for credit losses at September 30, 2011 was broadly unchanged as compared to June 30, 2011 and decreased $103 million, or 12 percent as compared to December 31, 2010. Our allowance for our residential mortgage loan portfolio, excluding home equity loans, increased in both periods largely due to higher troubled debt restructures which were partially offset by lower reserve requirements in our home equity loan portfolios due to lower outstanding balances. The lower allowance on our credit card portfolio was due to lower receivable levels and

HSBC USA Inc.

improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. Reserve levels for all consumer loan categories however remain elevated due to ongoing weakness in the U.S. economy, including elevated unemployment rates and as it relates to residential mortgage loans, continued weakness in the housing market. Reserve requirements in our commercial loan portfolio while remaining unchanged since June 30, 2011 have declined since December 31, 2010 due to pay-offs, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonaccrual loans and criticized assets.

The allowance for credit losses as a percentage of total loans at September 30, 2011 decreased as compared to December 31, 2010 for the reasons discussed above.

The allowance for credit losses as a percentage of net charge-offs improved in 2011, as the decline in dollars of net charge-off outpaced the decline in reserves. Net charge-off levels continued to decline in the first nine months of 2011 due to improved economic conditions as the decline in delinquency levels experienced in prior periods are resulting in lower charge-off.

The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	September 30, 2011		June 30, 2011		December 31, 2010
		% of		% of		% of
		Loans to		Loans to		Loans to
		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

	(dollars are in millions)

Commercial(2)	$456	63.73%	$456	60.07%	$523	60.24%
Consumer:
Residential mortgages, excluding home equity mortgages	188	27.91	162	28.41	167	27.50
Home equity mortgages	49	5.28	62	7.27	77	7.67
Credit card receivables	37	1.59	44	2.39	58	2.51
Other consumer	19	1.49	22	1.86	27	2.08

Total consumer	293	36.27	290	39.93	329	39.76

Total	$749	100.00%	$746	100.00%	$852	100.00%

(1)	Excludes loans held for sale.

(2)	Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the increases (decreases) since December 31, 2010, are summarized in the following table:

	September 30,	June 30,	December 31,
	2011	2011	2010

	(in millions)

On-balance sheet allowance:
Specific	$226	$196	$178
Collective	210	250	335
Unallocated	20	22	23

Total on-balance sheet allowance	456	468	536

Off-balance sheet allowance	160	162	94

Total commercial allowances	$616	$630	$630

While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit losses.

HSBC USA Inc.

Reserves for Off-Balance Sheet Credit Risk We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $160 million, $162 million and $94 million at September 30, 2011, June 30, 2011 and December 31, 2010, respectively. The related provision is recorded as a miscellaneous expense and is a component of operating expenses. The increase in off-balance sheet reserves since December 31, 2010 reflects the deconsolidation of the Bryant Park commercial paper conduit in the first quarter of 2011 which resulted in the establishment of a $94 million liability for our credit exposure related to our commitments to this entity. The decrease as compared to June 30, 2011 reflects improved credit conditions and lower outstanding exposure on other commitments. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” in this MD&A.

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”) for both continuing and discontinuing operations:

	September 30,	June 30,	December 31,
	2011	2011	2010

	(dollars are in millions)

Dollars of Delinquency:
Continuing operations:
Commercial	$533	$542	$737
Consumer:
Residential mortgage, excluding home equity mortgages(2)	1,205	1,182	1,272
Home equity mortgages	175	168	183

Total residential mortgages(1)	1,380	1,350	1,455
Credit card receivables	25	25	34
Other consumer	33	31	32

Total consumer	1,438	1,406	1,521

Total continuing operations	1,971	1,948	2,258
Discontinued credit card and private label operations	510	493	726

Total	$2,481	$2,441	$2,984

Delinquency Ratio:
Continuing operations:
Commercial	1.64%	1.77%	2.35%
Consumer:
Residential mortgage, excluding home equity mortgages	8.06	8.08	8.68
Home equity mortgages	4.98	4.66	4.79

Total residential mortgages(1)	7.47	7.40	7.88
Credit card receivables	2.08	2.09	2.70
Other consumer	3.36	3.10	2.86

Total consumer	6.96	6.88	7.30

Total continuing operations	4.66	4.79	5.71
Discontinued credit card and private label operations	2.55	2.50	3.31

Total	3.39%	3.45%	4.02%

HSBC USA Inc.

(1)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	September 30,	June 30,	December 31,
	2011	2011	2010

	(dollars are in millions)

Dollars of Delinquency:
Interest-only loans	$127	$114	$169
ARM loans	442	407	470
Delinquency Ratio:
Interest-only loans	3.12%	4.10%	4.52%
ARM loans	5.09	4.93	5.72

(2)	At September 30, 2011, June 30, 2011 and December 31, 2010, residential mortgage loan delinquency includes $683 million, $748 million and $852 million, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

Our total two-months-and-over contractual delinquency ratio on a continuing operations basis decreased 13 basis points as compared to the prior quarter. Our two-months-and-over contractual delinquency ratio for consumer loans on a continuing operations basis increased to 6.96 percent at September 30, 2011 as compared to 6.88 percent at June 30, 2011, driven by higher delinquencies in our residential mortgage portfolio and our other consumer portfolio. Dollars of delinquency increased in our residential mortgage loan portfolio driven by seasonality and our decision in late 2010 to suspend new foreclosure proceedings which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account, however the delinquency ratio for this portfolio remained relatively flat as outstanding balances increased. Dollars of delinquency in our credit card receivable portfolio reflect stable credit quality due to the continued increased focus by consumers to make payments. Overall delinquency levels, however, continue to be impacted by elevated unemployment levels and, as it relates to residential mortgages, continued weakness in the housing market.

Our commercial two-months-and-over contractual delinquency ratio decreased 13 basis points since June 30, 2011 driven by lower dollars of commercial real estate delinquency and higher outstanding loan balances.

Compared to December 31, 2010, our two-months-and-over contractual delinquency ratio on a continuing operations basis decreased 34 basis points largely due to lower dollars of delinquency and improved economic and credit conditions.

Our two-months-and-over contractual delinquency ratio for our discontinued credit card and private label operations increased compared to June 30, 2011 due to seasonality and lower outstanding balances. Compared to December 31, 2010, the delinquency ratio fell reflecting lower dollars of delinquency due to lower outstanding balances and improved economic and credit conditions.

HSBC USA Inc.

Net Charge-offs of Loans The following table summarizes net charge-off dollars as well as the net charge-off of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”) for both continuing and discontinued operations:

	September 30,	June 30,	September 30,
	2011	2011	2010

	(dollars are in millions)

Net Charge-off Dollars:
Continuing operations:
Commercial:
Construction and other real estate	$3	$38	$29
Business banking and middle market enterprises	7	16	18
Large corporate	-	-	7
Other commercial	(22)	2	2

Total commercial	(12)	56	56

Consumer:
Residential mortgage, excluding home equity mortgages	23	26	45
Home equity mortgages	15	18	32

Total residential mortgages	38	44	77
Credit card receivables	13	16	24
Auto finance(1)	-	-	-
Other consumer	6	5	8

Total consumer	57	65	109

Total continuing operations	45	121	165
Total discontinued credit card and private label operations	151	284	486

Total	$196	$405	$651

Net Charge-off Ratio:
Continuing operations:
Commercial:
Construction and other real estate	.15%	1.86%	1.35%
Business banking and middle market enterprises	.31	.76	.95
Large corporate	-	-	.26
Other commercial	(2.98)	.29	.32

Total commercial	(0.13)	.71	.77

Consumer:
Residential mortgage, excluding home equity mortgages	.65	.74	1.32
Home equity mortgages	1.88	1.98	3.23

Total residential mortgages	.88	1.00	1.74
Credit card receivables	3.55	5.42	7.45
Auto finance(1)	-	-	-
Other consumer	2.83	2.08	2.82

Total consumer	1.16	1.32	2.06

Total continuing operations	0.34	0.93	1.23

Total discontinued credit card and private label operations	2.98	5.44	8.38

Total	.35%	.96%	1.30%

(1)	In August 2010, we sold all the remaining auto loans previously purchased from HSBC Finance.

HSBC USA Inc.

Our net charge-off ratio as a percentage of average loans on a continuing operations basis decreased 59 basis points compared to the prior quarter primarily due to lower commercial and to a lesser extent residential mortgage charge-offs driven by improved credit quality, partially offset in the case of residential mortgage loans by the impact from continued high unemployment levels and continued weakness in the housing markets.

Commercial charge-off dollars and ratios decreased compared to the prior quarter driven by lower charge-offs in construction and other real estate as well as business banking and middle market enterprises and a partial recovery of a loan to an individual customer relationship that had previously been charged-off.

Charge-off dollars and ratios in the residential mortgage loan portfolio improved compared to the prior quarter reflecting the impact of the lower delinquency levels we first began to experience in the second quarter of 2010. Charge-off dollars and ratios for credit card receivables also declined compared to the prior quarter due to lower delinquency levels as a result of lower receivable balances including an increased focus by consumers to paydown debt, lower levels of personal bankruptcy filings and higher recoveries, partially offset by the impact of higher unemployment levels.

Compared to the year-ago quarter, our charge-off ratio on a continuing operations basis decreased 89 basis points, driven by lower charge-offs across all products due to improved economic conditions.

Our charge-off dollars and ratios also improved for our discontinued credit card and private label operations compared to both the prior quarter and the prior year quarter due to lower delinquency levels as a result of lower receivable levels, including an increased focus by consumers to paydown debt, lower levels of personal bankruptcy filings and higher recoveries, partially offset by the impact of higher unemployment levels.

HSBC USA Inc.

Nonperforming Assets Nonperforming assets are summarized in the following table for both continuing and discontinuing operations.

	September 30,	June 30,	December 31,
	2011	2011	2010

	(dollars are in millions)

Nonaccrual loans:
Continuing operations:
Commercial:
Real Estate:
Construction and land loans	$152	$163	$70
Other real estate	441	410	529
Business banking and middle market enterprises	69	84	116
Large corporate	147	74	74
Other commercial	35	11	12

Total commercial	844	742	801

Consumer:
Residential mortgages, excluding home equity mortgages	774	855	900
Home equity mortgages	92	93	93

Total residential mortgages(2)	866	948	993
Credit card receivables	-	-	-
Others	8	8	9

Total consumer loans	874	956	1,002

Nonaccrual loans held for sale	122	112	186

Total continuing operations	1,840	1,810	1,989
Total discontinued credit card and private label operations	-	-	-

Total nonaccruing loans	$1,840	$1,810	$1,989

Accruing loans contractually past due 90 days or more:
Continuing operations:
Commercial:
Real Estate:
Construction and land loans	$-	$-	$-
Other real estate	10	53	137
Business banking and middle market enterprises	22	30	47
Large corporate	-	-	-
Other commercial	1	3	2

Total commercial	33	86	186

Consumer:
Credit card receivables	17	18	24
Other consumer	24	24	23

Total consumer loans	41	42	47

Total continuing operations	74	128	233
Total discontinued credit card and private label operations	355	344	533

Total accruing loans contractually past due 90 days or more	429	472	766

Total nonperforming loans	2,269	2,282	2,755
Other real estate owned	100	228	159

Total nonperforming assets	$2,369	$2,510	$2,914

Allowance for credit losses as a percent of nonperforming loans(1):
Commercial	52.00%	55.07%	52.99%
Consumer	32.02	29.06	31.33

(1)	Represents our commercial or consumer allowance for credit losses, as appropriate divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more. Ratio

HSBC USA Inc.

excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of amortized cost or market.

(2)	At September 30, 2011, June 30, 2011 and December 31, 2010, residential mortgage loan nonaccrual balances include $692 million, $718 million and $826 million, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

Nonaccrual loans at September 30, 2011 increased as compared to June 30, 2011 due to higher levels of commercial nonaccrual loans due to downgrades which occurred during the quarter. Nonaccrual loans compared to December 31, 2010 decreased driven largely by lower levels of residential mortgage non-accrual loans and lower levels of nonaccrual loans held for sale due to sales partially offset by higher levels of commercial nonaccrual loans. Nonaccrual residential mortgage loans decreased since June 30, 2011 and December 31, 2010. The level of nonaccrual residential mortgage loans has been impacted by our temporary suspension of foreclosure activity, which results in loans which would otherwise have been transferred into REO remaining in loan account as discussed above. Decreases in accruing loans past due 90 days or more since June 30, 2011 and December 31, 2010 were driven by commercial loan and credit card receivables reflecting improvements in credit quality including lower dollars of delinquency at September 30, 2011.

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

	September 30,	June 30,	December 31,
	2011	2011	2010

	(in millions)

Impaired commercial loans:
Balance at end of period	$1,153	$1,029	$1,127
Amount with impairment reserve	604	509	620
Impairment reserve	229	201	188

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

		Increase (Decrease) from		Increase (Decrease) from
	September 30,	June 30, 2011		December 31, 2010
	2011	Amount	%	Amount	%

	(dollars are in millions)

Special mention:
Commercial loans	$1,742	$(116)	(6.2)%	$(542)	(23.7)%
Substandard:
Commercial loans	1,980	(27)	(1.3)	(280)	(12.3)
Consumer loans	1,399	5	0.4	(296)	(17.5)

Total substandard	3,379	(22)	(0.6)	(576)	(14.6)
Doubtful:
Commercial loans	289	40	16.1	87	43.1

Total	$5,410	$(98)	(1.8)	$(1,031)	(16.0)

The overall decreases in criticized commercial loans in the first nine months of 2011 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the period as well as paydowns related to certain exposures.

Geographic Concentrations Regional exposure at September 30, 2011 for certain loan portfolios is summarized in the following table.

	Commercial
	Construction and	Residential	Credit
	Other Real	Mortgage	Card
	Estate Loans	Loans	Receivables

New York State	48.2%	35.6%	69.3%
North Central United States	4.2	7.5	3.0
North Eastern United States	10.0	9.5	9.2
Southern United States	18.9	17.4	9.9
Western United States	18.7	30.0	7.1
Other	-	-	1.5

Total	100%	100%	100%

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

During the first nine months of 2011, marketplace liquidity continues to remain ample and companies in the financial sector continue to be able to issue debt with credit spreads approaching levels historically seen prior to the

HSBC USA Inc.

financial crisis. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base.

Interest Bearing Deposits with Banks totaled $21.3 billion and $8.2 billion at September 30, 2011 and December 31, 2010, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity. The balances increased during the first nine months of 2011, particularly at the Federal Reserve, as we redeployed surplus liquidity, driven by higher deposit levels.

Securities Purchased under Agreements to Resell totaled $5.1 billion and $8.2 billion at September 30, 2011 and December 31, 2010, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.

Short-Term Borrowings totaled $19.1 billion and $15.2 billion at September 30, 2011 and December 31, 2010, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.

Deposits totaled $132.8 billion and $120.6 billion at September 30, 2011 and December 31, 2010, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

Long-Term Debt increased to $18.6 billion at September 30, 2011 from $17.1 billion at December 31, 2010. The following table summarizes issuances and retirements of long-term debt during the nine months ended September 30, 2011 and 2010:

Nine Months Ended September 30,	2011	2010

	(in millions)

Long-term debt issued	$5,152	$4,151
Long-term debt retired	(3,120)	(1,936)

Net long-term debt issued	$2,032	$2,215

Issuances of long-term debt during the first nine months of 2011 included $5.2 billion of medium term notes, of which $3.0 billion was issued to HSBC North America Holdings, Inc. in anticipation of upcoming debt maturities. Additionally, $503 million of the medium term notes were issued by HSBC Bank USA.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. At September 30, 2011, we were authorized to issue up to $21.0 billion, of which $7.4 billion was available. HSBC Bank USA also has a $40.0 billion Global Bank Note Program of which $17.4 billion was available at September 30, 2011.

As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At September 30, 2011 and December 31, 2010, long-term debt included $1.0 billion under this facility. The facility also allows access to further borrowings of up to $4.1 billion based upon the amount pledged as collateral with the FHLB.

At September 30, 2011 and December 31, 2010, we had a $2.5 billion unused line of credit with HSBC Bank plc, a U.K. based HSBC subsidiary to support issuances of commercial paper.

During the third quarter of 2011, we notified the holders of our outstanding Putable Capital Notes with an aggregate principal amount of $129 million (the “Notes”) that, pursuant to the terms of the Notes, we have elected to revoke the obligation to exchange capital securities for the Notes and will redeem the Notes in full on or about January 27, 2012.

Preferred Equity See Note 19, “Preferred Stock,” in our 2010 Form 10-K for information regarding all outstanding preferred share issues.

HSBC USA Inc.

Common Equity During the first nine months of 2011, we did not receive any cash capital contributions from HNAI.

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

	September 30,	December 31,
	2011	2010

Tier 1 capital to risk weighted assets	12.40%	11.80%
Total capital to risk weighted assets	18.03	18.14
Tier 1 capital to average assets	7.40	7.87
Total equity to total assets	8.79	9.10

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

2011 Funding Strategy Our current range of estimates for funding needs and sources for 2011 are summarized in the following table.

	Actual	Estimated
	January 1	October 1
	through	through	Estimated
	September 30,	December 31,	Full Year
	2011	2011	2011

	(in billions)

Funding needs:
Net loan growth (attrition), excluding asset transfers	$(3)	$3	$-
Long-term debt maturities	3	3	6

Total funding needs	$-	$6	$6

Funding sources:
Core deposit growth	$3	$-	$3
Other deposit growth	9	-	9
Long-term debt issuance	5	1	6
Short-term funding/investments	(13)	5	(8)
Other, including capital infusions	(4)	-	(4)

Total funding sources	$-	$6	$6

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

The following table provides maturity information related to our sell protection credit derivatives and off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements. Descriptions of these arrangements are found in our 2010 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations.”

	Balance at September 30, 2011
	One	Over One	Over		Balance at
	Year	through	Five		December 31,
	or Less	Five Years	Years	Total	2010

	(in billions)

Standby letters of credit, net of participations(1)	$5.7	$2.0	$.2	$7.9	$7.2
Commercial letters of credit	.9	.1	-	1.0	.8
Credit derivatives(2)	69.1	240.5	44.2	353.8	354.8
Other commitments to extend credit:
Commercial	31.3	21.4	5.3	58.0	45.6
Consumer	9.2	-	-	9.2	7.2

Total	$116.2	$264.0	$49.7	$429.9	$415.6

(1)	Includes $622 million and $486 million issued for the benefit of HSBC affiliates at September 30, 2011 and December 31, 2010, respectively.

(2)	Includes $50.2 billion and $49.4 billion issued for the benefit of HSBC affiliates at September 30, 2011 and December 31, 2010, respectively.

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

		Conduit Assets(1)		Conduit Funding(1)
	Maximum		Weighted		Weighted
	Exposure	Total	Average Life	Commercial	Average Life
Conduit Type	to Loss	Assets	(Months)	Paper	(Days)

	(dollars are in millions)

HSBC affiliate sponsored (multi-seller)	$263	$258	28	$258	15
Third-party sponsored:
Single-seller	554	6,779	42	6,459	66

Total	$817	$7,037		$6,717

(1)	For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented above represent the total assets and funding of the conduit.

HSBC USA Inc.

	Average
	Asset	Average Credit Quality(1)
Asset Class	Mix	AAA	AA+/AA	A	A−	BB/BB−	B−

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	100%	-%	-%	100%	-%	-%	-%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	98%	2%	-%	-%	-%	-%

(1)	Credit quality is based on Standard and Poor’s ratings at September 30, 2011 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the first nine months of 2011, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients but at a slow pace. Credit spreads in the multi- seller conduit market have generally remained consistent with year-end spreads. The low supply of ABCP has led to continued investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.

The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements. As a result of specific difficulties in the Canadian asset backed commercial paper markets, we entered into various agreements during 2007 modifying obligations with respect to these facilities. Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders and endorsed by the Canadian justice system in 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $387 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HSBC Bank USA derivatives transactions with the previous conduit vehicles have been assigned to the new Master Conduit Vehicles. Under the restructuring, collateral provided to us to mitigate the derivatives exposures is significantly higher than it was prior to the restructuring.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of CAD $300 million and provide a CAD $100 million credit facility. As of September 30, 2011 this credit facility was undrawn and approximately $97 million of long-term securities were held. As of December 31, 2010 this credit facility was undrawn and approximately $301 million of long-term securities were held.

As of September 30, 2011 and December 31, 2010, other than the facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements. However, we hold $10 million of long-term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

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

HSBC USA Inc.

at a constant price. We do not consolidate the CNAV funds as they are not VIEs and we do not hold a majority voting interest.

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $416 million and $461 million in the fair value of financial liabilities during the three and nine months ended September 30, 2011, respectively, compared to an increase of $1 million and a decrease of $179 million during the prior year periods.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain on debt designated at fair value and related derivatives during the nine months ended September 30, 2011 should not be considered indicative of the results for any future period.

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

HSBC USA Inc.

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the

HSBC USA Inc.

best information available in the circumstances. As of September 30, 2011 and December 31, 2010, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Transfers between leveling categories are recognized at the end of each reporting period.

Material Transfers Between Level 1 and Level 2 Measurements During the three and nine months ended September 30, 2011 and 2010, there were no material transfers between Level 1 and Level 2 measurements.

Level 3 Measurements The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010

	(dollars are in millions)

Level 3 assets(1)(2)	$6,376	$5,776
Total assets measured at fair value(3)	192,876	139,139
Level 3 liabilities	6,337	5,197
Total liabilities measured at fair value(1)	129,246	83,444
Level 3 assets as a percent of total assets measured at fair value	3.3%	4.2%
Level 3 liabilities as a percent of total liabilities measured at fair value	4.9%	6.2%

(1)	Presented without netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)	Includes $5.7 billion of recurring Level 3 assets and $714 million of non-recurring Level 3 assets at September 30, 2011 and $4.8 billion of recurring Level 3 assets and $992 million of non-recurring Level 3 assets at December 31, 2010.

(3)	Includes $192.1 billion of assets measured on a recurring basis and $779 million of assets measured on a non-recurring basis at September 30, 2011. Includes $137.6 billion of assets measured on a recurring basis and $1.5 billion of assets measured on a non-recurring basis at December 31, 2010.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in the second half of 2009 and continuing through 2010 and into the first nine months of 2011, the credit condition of some insurers began to improve. As a result, we made $16 million and $89 million positive credit risk adjustments to the fair value of our credit default swap contracts during the nine months ended September 30, 2011 and 2010, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $345 million and $361 million against our monoline exposure at September 30, 2011 and December 31, 2010, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $759 million and $781 million at September 30, 2011 and December 31, 2010, respectively. The decrease in the first nine months of 2011 reflects both reductions in our outstanding positions and improvements in exposure estimates.

Loans As of September 30, 2011 and December 31, 2010, we have classified $228 million and $413 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of amortized cost or fair value basis. Based on our assessment, we recorded a loss of $10 million and $16 million for such mortgage loans during the three and nine months ended September 30, 2011, respectively, compared to a loss of $5 million and a gain of $55 million during the prior year periods. The changes in fair value are recorded as other revenues in the consolidated statement of income.

HSBC USA Inc.

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the nine months ended September 30, 2011, we transferred $62 million, of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. In addition, during the three and nine months ended September 30, 2011, we transferred $435 million and $521 million, respectively, of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded derivative is no longer unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.

During the nine months ended September 30, 2010, we transferred $225 million of mortgage and other asset-backed securities from Level 2 to Level 3 as the availability of observable inputs declined and the discrepancy in valuation per independent pricing services increased. During the nine months ended September 30, 2010, we transferred $178 million of credit derivatives from Level 2 to Level 3 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. In addition, during the nine months ended September 30, 2010, we transferred $370 million, respectively, of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded derivative is no longer unobservable as the derivative option is closer in maturity and there is more observability in short term volatility. During the nine months ended September 30, 2010, we transferred $184 million of corporate bonds from Level 3 to Level 2 due to the availability of observable inputs in the market including broker and independent pricing service valuations.

See Note 21, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and nine months ended September 30, 2011 and 2010 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of September 30, 2011:

Asset-backed securities backed by consumer finance collateral:

Credit Quality of Collateral:

			Commercial
			Mortgages		Prime		Alt-A		Sub-prime
			Prior to	2006 to	Prior to	2006 to	Prior to	2006 to	Prior to	2006 to
Year of Issuance:		Total	2006	Present	2006	Present	2006	Present	2006	Present

		(in millions)

Rating of securities:	Collateral type:
AAA	Home equity loans	$2	$-	$-	$-	$-	$1	$-	$1	$-
	Student loans	14	-	-	-	-	14	-	-	-
	Residential mortgages	363	-	-	3	-	217	-	143	-
	Commercial mortgages	466	53	413	-	-	-	-	-	-
	Other	14	-	-	-	-	14	-	-	-

	Total AAA	859	53	413	3	-	246	-	144	-

AA	Home equity loans	125	-	-	-	-	-	125	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-
	Student loans	11	-	-	-	-	11	-	-	-
	Other	36	-	-	-	-	36	-	-	-

	Total AA	172	-	-	-	-	47	125	-	-

A	Home equity loans	1	-	-	-	-	1	-	-	-
	Residential mortgages	75	-	-	-	-	15	-	60	-
	Commercial mortgages	12	-	12	-	-	-	-	-	-
	Other	46	-	-	-	-	46	-	-	-

	Total A	134	-	12	-	-	62	-	60	-

BBB	Home equity loans	90	-	-	-	-	1	89	-	-
	Residential mortgages	23	-	-	-	-	23	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total BBB	113	-	-	-	-	24	89	-	-

BB	Home equity	-	-	-	-	-	-	-	-	-
	Residential mortgages	2	-	-	-	-	2	-	-	-

	Total BB	2	-	-	-	-	2	-	-	-

B	Home equity	1	-	-	-	-	-	-	1	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total B	1	-	-	-	-	-	-	1	-

CCC	Home equity loans	74	-	-	-	-	-	74	-	-
	Residential mortgages	3	-	-	-	-	-	-	-	3

	Total CCC	77	-	-	-	-	-	74	-	3

CC	Residential mortgages	-	-	-	-	-	-	-	-	-

D	Home equity loans	1	-	-	-	-	1	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total D	1	-	-	-	-	1	-	-	-

Unrated	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	14	-	-	-	-	14	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total Unrated	14	-	-	-	-	14	-	-	-

		$1,373	$53	$425	$3	$-	$396	$288	$205	$3

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated

	(in millions)

Rating of securities:	Collateral type:
	Corporate loans	$346	$-	$-	$346	$-	$-
	Residential mortgages	-	-	-	-	-	-
	Commercial mortgages	216	-	-	160	56	-
	Trust preferred	145	-	145	-	-	-
	Aircraft leasing	-	-	-	-	-	-
	Others	-	-	-	-	-	-

		707	$-	$145	$506	$56	$-

	Total asset-backed securities	$2,080

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $195 million or a decrease of the overall fair value measurement of approximately $507 million as of September 30, 2011. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

There have been no significant changes to the policies or approach for managing various types of risk as disclosed in our 2010 Form 10-K, although we continue to monitor market conditions and will adjust risk management policies and procedures as deemed necessary. See “Risk Management” in MD&A in our 2010 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections. Interest rate risk and liquidity metrics have been adjusted to reflect the impact of the pending First Niagara retail branch sale and Capital One credit card receivables sale transactions. The risk metrics reflect current assumed transaction dates, with balances reduced at projected sale date and the associated impact of that reduction is included in both base and shock scenarios.

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

While credit risk exists widely in our operations, diversification among various commercial and consumer portfolios helps to lessen risk exposure. Day-to-day management of credit and market risk is performed by the Chief Credit Officer / Head of Wholesale Credit and Market Risk North America and the HSBC North America Chief Retail Credit Officer, who report directly to the HSBC North America Chief Risk Officer and maintain independent risk functions. The credit risk associated with commercial portfolios is managed by the Chief Credit Officer, while credit risk associated with retail consumer loan portfolios, such as credit cards, installment loans and residential mortgages, is managed by the HSBC North America Chief Retail Credit Officer. Further discussion of credit risk can be found under the “Credit Quality” caption in this MD&A.

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

HSBC USA Inc.

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

	September 30,	December 31,
	2011	2010

	(in millions)

Risk associated with derivative contracts:
Total credit risk exposure	$48,329	$39,652
Less: collateral held against exposure	6,854	4,577

Net credit risk exposure	$41,475	$35,075

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

HSBC USA Inc.

Our liquidity management approach includes increased deposits and potential sales (e.g. residential mortgage loans) in liquidity contingency plans. Total deposits increased $12 billion during the first nine months of 2011.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At September 30, 2011, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)

HSBC USA Inc.:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA−	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA	AA	AA

(1)	Dominion Bond Rating Service.

As of September 30, 2011, there were no pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies. Standard & Poor’s Corporation has announced that it intends to publish revised criteria for rating financial institutions in early November 2011 and will complete implementation of the new criteria by the middle of December 2011. While we do not expect the application of the new criteria to result in a negative change to the Standard & Poor’s Corporation credit rating for HSBC USA Inc. or HSBC Bank USA, we are currently unable to predict the likelihood or extent of any such action.

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

Present Value of a Basis Point (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010

	(in millions)

Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	4.5	3.9

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010

	(values as a
	percentage)

Institutional economic value of equity limit	+/−15	+/−15
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	-	(7)
Change resulting from an immediate 200 basis point decrease in interest rates	(7)	(4)

HSBC USA Inc.

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

	September 30,		December 31,
	2011		2010
	Amount	%	Amount	%

	(dollars are in millions)

Projected change in net interest income (reflects projected rate movements on January 1):
Institutional base earnings movement limit		(9)%		(10)%
Change resulting from a gradual 100 basis point increase in the yield curve	$204	6	$43	1
Change resulting from a gradual 100 basis point decrease in the yield curve	(286)	(8)	(205)	(4)
Change resulting from a gradual 200 basis point increase in the yield curve	289	8	20	-
Change resulting from a gradual 200 basis point decrease in the yield curve	(336)	(10)	(374)	(8)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	387	11	43	1
Change resulting from an immediate 100 basis point decrease in the yield curve	(316)	(9)	(335)	(7)
Change resulting from an immediate 200 basis point increase in the yield curve	417	12	(20)	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(348)	(10)	(531)	(11)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts. Downward rate scenarios are subject to implicit floors of zero, with rates not permitted to become negative. Given the current level of short term rates, most down scenarios result in minimal change to short term rates as they move to zero, with more material changes to long term rates.

Capital Risk/Sensitivity of Other Comprehensive Income Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income (loss). Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of September 30, 2011, we had an available-for-sale securities portfolio of approximately $52.8 billion with a positive mark-to-market of $1.5 billion included in tangible common equity of $13.9 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $197 million to a net gain

HSBC USA Inc.

of $1.3 billion with the following results on our tangible capital ratios. As of December 31, 2010, we had an available-for-sale securities portfolio of approximately $45.5 billion with a positive mark-to-market of $116 million included in tangible common equity of $12.5 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $328 million to a net loss of $212 million with the following results on our tangible capital ratios.

	September 30, 2011		December 31, 2010
	Actual	Proforma(1)	Actual	Proforma(1)

Tangible common equity to tangible assets	6.73%	6.67%	6.91%	6.80%
Tangible common equity to risk weighted assets	11.64	11.53	10.29	10.10

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

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

VAR − Trading Activities Our management of market risk is based on a policy of restricting individual operations to trading within an authorized list of permissible instruments, enforcing new product approval procedures and restricting trading in the more complex derivative products to offices with appropriate levels of product expertise and robust control systems. Market making trading is undertaken within Global Banking and Markets.

In addition, at both portfolio and position levels, market risk in trading portfolios is monitored and managed using a complementary set of techniques, including VAR and a variety of interest rate risk monitoring techniques as discussed above. These techniques quantify the impact on capital of defined market movements.

Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased with the intent of selling them, and within the mortgage banking subsidiary included within the RBWM business segment. Portfolios include foreign exchange, interest rate swaps and credit derivatives, precious metals (i.e. gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading occurs as a result of customer facilitation, proprietary position taking and economic hedging. In this context, economic hedging may include forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge accounting requirements.

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The following table summarizes trading VAR for the nine months ended September 30, 2011:

	September 30,	Nine Months Ended September 30, 2011			December 31,
	2011	Minimum	Maximum	Average	2010

	(in millions)

Total trading	$12	$11	$27	$17	$21
Equities	-	-	1	-	-
Foreign exchange	3	1	5	2	1
Interest rate directional and credit spread	10	-	24	15	18

HSBC USA Inc.

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the nine months ended September 30, 2011. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the nine months ended September 30, 2011 shows that the largest daily gain was $20 million and the largest daily loss was $16 million.

	Below	$(5)	$0 to	$5 to	Over
Ranges of daily treasury trading revenue earned from market risk-related activities	$(5)	to $0	$5	$10	$10

	(dollars are in millions)

Number of trading days market risk-related revenue was within the stated range	9	65	90	22	3

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

The following table summarizes non-trading VAR for the nine months ended September 30, 2011, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	September 30,	Nine Months Ended September 30, 2011			December 31,
	2011	Minimum	Maximum	Average	2010

	(in millions)

Interest rate	$99	$6	$146	$114	$138

Trading Activities – Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative instruments used to protect the value of MSRs.

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

	September 30,	December 31,
	2011	2010

	(in millions)

Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on October 1 and January 1, respectively):
Value of hedged MSRs portfolio	$237	$394
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)	(10)
Calculated change in net market value	5	(2)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	5	5
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	18	12

The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the nine months ended September 30, 2011. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

	Below	$(2) to	$0 to	$2 to	Over
Ranges of mortgage economic value from market risk-related activities	$(2)	$0	$2	$4	$4

		(dollars are in millions)

Number of trading weeks market risk-related revenue was within the stated range	4	12	10	9	4

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

HSBC USA Inc.

Consolidated Average Balances and Interest Rates

The following table shows the quarter-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. The calculation of net interest margin includes interest expense of $61 million and $94 million for the three months ended September 30, 2011 and 2010, respectively, which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

	2011			2010
Three Months Ended September 30,	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$28,626	$21	0.29%	$22,297	$15	0.28%
Federal funds sold and securities purchased under resale agreements	4,493	14	1.25	6,824	11	0.62
Trading securities	14,044	53	1.48	5,775	33	2.27
Securities	49,585	311	2.49	40,983	316	3.05
Loans:
Commercial	31,636	227	2.84	30,697	226	2.92
Consumer:
Residential mortgages	15,064	162	4.27	14,525	165	4.51
HELOCs and home equity mortgages	3,341	28	3.31	3,934	32	3.23
Credit cards	1,260	22	6.98	1,221	22	7.24
Auto finance	-	-	-	762	26	13.39
Other consumer	975	17	6.81	1,161	19	6.67

Total consumer	20,640	229	4.40	21,603	264	4.86

Total loans	52,276	456	3.45	52,300	490	3.72

Other	5,783	10	0.68	6,602	12	0.69

Total earning assets	154,807	$865	2.21%	134,781	$877	2.58%

Allowance for credit losses	(728)			(1,131)
Cash and due from banks	1,497			1,287
Other assets	28,500			26,772
Assets of discontinued operations	20,870			22,509

Total assets	$204,946			$184,218

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$57,912	$64	0.44%	$53,983	$86	0.63%
Other time deposits	15,632	32	0.83	16,542	42	1.01
Deposits in foreign offices:
Foreign banks deposits	5,887	2	0.11	6,633	6	0.34
Other interest bearing deposits	19,609	4	0.08	18,574	5	0.11
Deposits held for sale	9,914	6	.22	-	-	-

Total interest bearing deposits	108,954	108	0.39	95,732	139	0.58

Short-term borrowings	17,493	10	0.24	19,057	22	0.47
Long-term debt	18,844	161	3.39	15,755	141	3.55

Total interest bearing deposits and debt	145,291	279	0.76	130,544	302	0.92
Other	387	12	12.41	-	-	-

Total interest bearing liabilities	145,678	291	0.79	130,544	302	0.92

Net interest income/Interest rate spread		$574	1.42%		$575	1.66%

Noninterest bearing deposits	21,173			21,432
Other liabilities	18,656			13,691
Liabilities of discontinued operations	1,541			1,755
Total shareholders’ equity	17,898			16,796

Total liabilities and shareholders’ equity	$204,946			$184,218

Net interest margin on average earning assets			1.47%			1.69%
Net interest margin on average total assets			1.23%			1.41%

(1)	Rates are calculated on unrounded numbers.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended September 30, 2011 and 2010 included fees of $19 million and $18 million, respectively.

The following table shows the year-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. This calculation of net interest margin includes interest expense of $199 million and $306 million for the nine months ended September 30, 2011 and 2010, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

	2011			2010
Nine Months Ended September 30,	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(dollars are in millions)

Assets
Interest bearing deposits with banks	$26,497	$59	0.30%	$28,914	$58	0.27%
Federal funds sold and securities purchased under resale agreements	5,368	45	1.12	4,578	25	0.73
Trading securities	13,138	156	1.59	5,854	100	2.29
Securities	47,772	945	2.64	37,236	837	3.00
Loans:
Commercial	31,399	667	2.84	31,246	688	2.94
Consumer:
Residential mortgages	14,775	482	4.36	14,657	513	4.68
HELOCs and home equity mortgages	3,573	88	3.28	4,016	98	3.26
Credit cards	1,267	64	6.78	1,221	62	6.81
Auto finance	-	-	-	1,327	169	17.03
Other consumer	1,035	45	5.75	1,179	63	7.19

Total consumer	20,650	679	4.39	22,400	905	5.41

Total loans	52,049	1,346	3.46	53,646	1,593	3.97

Other	5,970	32	0.74	6,219	35	0.75

Total earning assets	150,794	$2,583	2.29%	136,447	$2,648	2.59%

Allowance for credit losses	(840)			(1,321)
Cash and due from banks	1,616			1,466
Other assets	26,036			25,347
Assets of discontinued operations	21,224			23,953

Total assets	$198,830			$185,892

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$57,966	$213	0.49%	$53,708	$290	0.72%
Other time deposits	16,463	94	0.76	16,896	131	1.03
Deposits in foreign offices:
Foreign banks deposits	6,377	7	0.15	8,518	17	0.27
Other interest bearing deposits	19,123	14	0.10	19,915	15	0.10
Deposits held for sale	3,341	6	0.25	-	-	-

Total interest bearing deposits	103,270	334	0.43	99,037	453	0.61

Short-term borrowings	18,425	31	0.23	18,216	62	0.46
Long-term debt	18,371	481	3.50	15,457	391	3.38

Total interest bearing deposits and debt	140,066	846	0.81	132,710	906	0.91
Other	297	97	43.56	-	-	-

Total interest bearing liabilities	140,363	943	0.92	132,710	906	0.91

Net interest income/Interest rate spread		$1,640	1.37%		$1,742	1.68%

Noninterest bearing deposits	23,498			21,376
Other liabilities	16,351			13,479
Liabilities of discontinued operations	1,196			2,302
Total shareholders’ equity	17,422			16,025

Total liabilities and shareholders’ equity	$198,830			$185,892

Net interest margin on average earning assets			1.45%			1.71%
Net interest margin on average total assets			1.23%			1.45%

(1)	Rates are calculated on unrounded numbers.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the nine months ended September 30, 2011 and 2010 included fees of $57 million and $48 million, respectively.

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

Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 21, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 93 for our legal proceedings disclosure, which is incorporated herein by reference.

HSBC USA Inc.

Item 6. Exhibits

Exhibits included in this Report:

10	Purchase and Assumption Agreement, dated August 10, 2011 among HSBC Finance Corporation, HSBC USA Inc., HSBC Technology and Services (USA) Inc., and Capital One Financial Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 12, 2011)
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document [1,2]
101.SCH	XBRL Taxonomy Extension Schema Document [1,2]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1,2]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]	Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive date files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of September 30, 2011 and December 31. 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

[2]	As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC USA Inc.

Index

Assets:
       by business segment  64
       consolidated average balances  173
       fair value measurements  78
       nonperforming  35, 37, 152
       trading  13, 120
Asset-backed commercial paper conduits  70
Asset-backed securities  14, 90, 164
Balance sheet:
       consolidated  4
       consolidated average balances  173
       review  117
Basel II  112, 157
Basis of reporting  113
Business:
       consolidated performance review  104
Capital:
       2011 funding strategy  157
       common equity movements  156
       consolidated statement of changes  6
       regulatory capital  62
       selected capital ratios  62, 109, 158
Cash flow (consolidated)  8
Cautionary statement regarding forward-looking
       statements  101
Collateral — pledged assets  78
Collateralized debt obligations  90, 165
Commercial banking segment results
       (IFRSs)  64
Compliance risk  168
Controls and procedures  175
Credit card fees  128
Credit quality  34, 35, 110, 143, 164
Credit risk:
       adjustment  93
       component of fair value option  50
       concentration  37
       exposure  167
       management  166
       related contingent features  48
       related arrangements  73
Current environment  101
Deferred tax assets  52
Deposits  121, 122, 155
Derivatives:
       cash flow hedges  45
       fair value hedges  43
       notional value  49
       trading and other  46
Discontinued operations  10
Equity:
       consolidated statement of changes  6
       ratios  62, 109, 156
Equity securities available-for-sale  14
Estimates and assumptions  9
Executive overview  101
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  80
       assets and liabilities recorded at fair value on a
          non-recurring basis  86
       control over valuation process  160
       financial instruments  79
       hierarchy  160
       transfers into/out of level one and
          two  82, 162
       transfers into/out of level two and
          three  85, 162
       valuation techniques  87
Fiduciary risk  166
Financial assets:
       designated at fair value  50
Financial highlights metrics  109
Financial liabilities:
       designated at fair value  50
       fair value of financial liabilities  79, 80
Forward looking statements  101
Funding  112
Gain on instruments designated at fair value and related
       derivatives  50
Gains less losses from securities  20, 130
Global Banking and Markets:
       balance sheet data (IFRSs)  64
       segment results (IFRSs)  64, 139
Geographic concentration of receivables  154
Goodwill  43
Guarantee arrangements  73
Impairment:
       available-for-sale securities  18
       credit losses  38, 125, 145
       nonperforming loans  35, 37, 152
       impaired loans  153
Intangible assets  41
Income tax expense  52
Internal control  175
Interest rate risk  165
Key performance indicators  109
Legal proceedings  175
Leveraged finance transactions  50

HSBC USA Inc.

Liabilities:
       commitments, lines of credit  157
       deposits  121, 125, 155
       financial liabilities designated at
          fair value  50
       long-term debt  122
       short-term borrowings  122
       trading  13, 120
Liquidity and capital resources  154
Liquidity risk  165
Litigation and regulatory matters  93
Loans:
       by category  24, 118
       by charge-off (net)  38, 146
       by delinquency  35, 148
       criticized assets  34, 153
       geographic concentration  154
       held for sale  40, 119
       impaired  28, 153
       nonperforming  35, 37, 152
       overall review  118
       purchases from HSBC Finance  57
       risk concentration  37
       troubled debt restructures  28
Loan impairment charges — see Provision for
       credit losses
Loan-to-deposits ratio  109
Market risk  165
Market turmoil:
       exposures  167
       impact on liquidity risk  154
Monoline insurers  20, 108, 140
Mortgage lending products  24, 118
Mortgage servicing rights  41
Net interest income  123
New accounting pronouncements  99
Off balance sheet arrangements  157
Operating expenses  133
Operational risk  166
Other revenue  127
Other segment results (IFRSs)  64, 135
Pension and other postretirement benefits  55
Performance, developments and trends  104
Pledged assets  78
Private banking segment results (IFRSs)  64, 141
Profit (loss) before tax:
       by segment — IFRSs  64
       consolidated  3
Provision for credit losses  125
Ratios:
       capital  62, 109, 156
       charge-off (net)  150
       credit loss reserve related  145
       delinquency  35, 148
       earnings to fixed charges — Exhibit 12
       efficiency  107, 135
       financial  109
       loans-to-deposits  109
Real estate owned  123
Reconciliation of U.S. GAAP results to IFRSs  114
Refreshed loan-to-value  119
Related party transactions  56
Reputational risk  166
Results of operations  123
Retail banking and wealth management segment
       results (IFRSs)  64, 136
Risk elements in the loan portfolio  37
Risk management:
       credit  165
       compliance  166
       fiduciary  166
       interest rate  165
       liquidity  165
       market  165
       operational  165
       reputational  166
       strategic  166
Securities:
       fair value  14
       impairment  18
       maturity analysis  23
Segment results — IFRSs basis:
       retail banking and wealth management  64, 136
       commercial banking  64, 138
       global banking and markets  64, 139
       private banking  64, 141
       other  64, 142
       overall summary  135
Selected financial data  109
Sensitivity:
       projected net interest income  123
Statement of changes in shareholders’ equity  6
Statement of changes in comprehensive income  6
Statement of income  3
Strategic risk  166
Table of contents  2
Tax expense  52
Trading:
       assets  13, 120
       derivatives  13, 120
       liabilities  13, 120
       portfolios  13
Trading revenue (net)  129
Troubled debt restructures  28
Value at risk  170
Variable interest entities  68

HSBC USA Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011

HSBC USA Inc.
(Registrant)

/s/  JOHN T. MCGINNIS
John T. McGinnis
Executive Vice President and
Chief Financial Officer

Exhibit Index

10	Purchase and Assumption Agreement, dated August 10, 2011 among HSBC Finance Corporation, HSBC USA Inc., HSBC Technology and Services (USA) Inc., and Capital One Financial Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 12, 2011)
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document [1,2]
101.SCH	XBRL Taxonomy Extension Schema Document [1,2]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [1,2]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [1,2]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [1,2]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [1,2]

[1]	Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive date files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of September 30, 2011 and December 31. 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

[2]	As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.