Form 10-K
period 2011-12-31
HSBC USA INC /MD/
filed 2012-02-27
CIK 83246

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of February 24, 2012, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HSBC USA Inc.

HSBC Bank USA, National Association

PART I

Item 1.    Business.

Organization History and Acquisition by HSBC

HSBC USA Inc. (“HSBC USA”) is a corporation organized under the laws of the State of Maryland and is an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC USA’s principal business is to act as a holding company for its subsidiaries. In this Form 10-K, HSBC USA and its subsidiaries are referred to as “HUSI, “we,” “us” and “our.”

HSBC North America Operations

HSBC North America is the holding company for HSBC’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2011 were HSBC USA Inc., HSBC Markets (USA) Inc., a holding company for certain global banking and markets subsidiaries, HSBC Finance Corporation (“HSBC Finance”), a holding company for consumer finance businesses, and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America. HSBC USA’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, “HSBC Bank USA”). Under the oversight of HSBC North America, HUSI works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has historically been demonstrated by purchases and sales of receivables between HSBC Bank USA and HSBC Finance and a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in debt and preferred securities issued by HSBC USA and/or HSBC Bank USA, providing significant sources of liquidity and capital to both entities. HSBC Securities (USA) Inc., a Delaware corporation, a registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., leads or participates as underwriter of all HUSI domestic issuances of term debt and, historically, HSBC Finance issuances of term debt and asset-backed securities. While neither HSBC USA nor HSBC Bank USA has received advantaged pricing, the underwriting fees and commissions paid to HSBC Securities (USA) Inc. historically have benefitted HSBC as a whole.

HSBC USA Inc. Operations

HSBC Bank USA, HSBC USA’s principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in California, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, Washington and the District of Columbia. In addition to its domestic offices, HSBC Bank USA maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America and Canada. Through HSBC Bank USA, we offer our customers a full range of commercial and consumer banking products and related financial services. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. HSBC Bank USA also engages in mortgage banking, and is an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs. HSBC Bank USA’s main office is in McLean, Virginia, and its principal executive offices are located at 452 Fifth Avenue, New York, New York. Its domestic operations are located primarily in the state of New York.

In 2005, HSBC USA incorporated a nationally chartered limited purpose bank subsidiary, HSBC Trust Company (Delaware), National Association (“HTCD”), the primary activities of which are serving as custodian of investment securities for other HSBC affiliates and providing personal trust services. Prior to HSBC Finance

HSBC USA Inc.

exiting the Taxpayer Financial Services business in December 2010, HTCD also originated refund anticipation loans and checks in support of that program. The impact of HTCD’s operations on HSBC USA’s consolidated balance sheets and results of operations for the years ended December 31, 2011, 2010 and 2009 was not material.

In 2006, HSBC USA formed HSBC National Bank USA (“HBMD”), a national banking association established to support HSBC USA’s retail branch expansion strategy. HBMD was merged with and into HSBC Bank USA in December 2008, at which time HSBC Bank USA relocated our main office to McLean, Virginia.

Prior to 2011, we reported the results of our operations in five reportable segments: Retail Banking and Wealth Management (“RBWM”) (formerly Personal Financial Services), Consumer Finance, Commercial Banking (“CMB”), Global Banking and Markets and Private Banking (“PB”). In the first quarter of 2011, we completed a re-evaluation of the financial information used to manage our business including the scope and content of the financial data being reported to our management and decided we would no longer manage and evaluate the performance of receivables purchased from HSBC Finance as a separate Consumer Finance operating segment, but would manage and evaluate the performance of these assets as a component of our RBWM segment, consistent with HSBC’s globally-defined business segments. As a result, beginning in the first quarter of 2011, we report our financial results under four reportable segments. In the second quarter of 2011 the name of our Personal Financial Services segment was changed to RBWM and Asset Management, which provides investment solutions to institutions, financial intermediaries and individual investors, was moved from Global Banking and Markets to this new single business segment. These changes have been reflected in the segment financial information for all periods presented.

As discussed more fully under “Discontinued Operations” below and in Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements, certain credit card receivables and our former banknotes business are reported as discontinued operations and, because we report segments on a continuing operations basis, are no longer included in our segment presentation.

We report results to our parent, HSBC, in accordance with International Financial Reporting Standards (“IFRSs”), under which HSBC prepares its consolidated financial statements. As a result, our segment results are presented on an IFRSs legal entity basis (“IFRS Basis”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our business and operating segments as well as a summary of the significant differences between U.S. GAAP and IFRSs as they impact our results, see Note 25, “Business Segments” in the accompanying consolidated financial statements.

Continuing Operations

Retail Banking and Wealth Management Segment  Through its 461 branches (115 of which are in New York City), RBWM provides banking and wealth products and services, including personal loans, MasterCard and Visa credit card loans, deposits, branch services and financial planning products and services such as mutual funds, investments and insurance. As previously announced, RBWM, which includes Asset Management is now managed as a single global business.

In July 2011, we announced that we had reached an agreement with First Niagara Bank, N.A. (“First Niagara”) to sell 195 retail branches, including certain loans, deposits and related branch premises, primarily located in upstate New York. We also announced the closure and consolidation of 13 branches in Connecticut and New Jersey. The sale to First Niagara is expected to close in stages beginning in the second quarter of 2012, subject to regulatory approvals, including approval by the acquirer’s regulator.

Following completion of these transactions RBWM will focus on growing its wealth and banking business in key urban centers with strong international connectivity across the U.S. including New York City, Los Angeles, San Francisco, Miami and Washington DC.

Our lead customer proposition, HSBC Premier, is a premium service wealth and relationship banking proposition designed for the internationally minded mass affluent consumer. HSBC Premier provides customers access to a

HSBC USA Inc.

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

Commercial Banking Segment  In support of HSBC’s strategy to be the leader in international banking in target markets, CMB serves the growing number of U.S. companies that are increasingly in need of international banking and financial products and services as well as foreign companies in need of U.S. products and services. CMB offers comprehensive domestic and international services and banking, insurance and investment products to companies, government entities and non-profit organizations, with a particular emphasis on geographical collaboration to meet the banking needs of its international business customers. CMB provides loan and deposit products, payments and cash management services, merchant services, trade and supply chain, corporate finance, global markets and risk advisory products and services to small businesses and middle-market corporations, including specialized products such as real estate financing. CMB also offers various credit and trade related products such as standby facilities, performance guarantees and acceptances. These products and services are offered through multiple delivery systems, including our branch banking network.

Global Banking and Markets Segment  Our Global Banking and Markets business segment supports HSBC’s emerging markets-led and financing-focused global strategy by leveraging HSBC Group advantages and scale, strength in developed and emerging markets and Global Markets products expertise in order to focus on delivering international products to U.S. clients and local products to international clients, with New York as the hub for the Americas business, including Canada and Latin America. Global Banking and Markets provides tailored financial solutions to major government, corporate and institutional clients as well as private investors worldwide. Managed as a global business, Global Banking and Markets clients are served by sector-focused teams that bring together relationship managers and product specialists to develop financial solutions that meet individual client needs. With a focus on providing client connectivity between the emerging markets and developed markets, we ensure that a comprehensive understanding of each client’s financial requirements is developed with a long-term relationship management approach. In addition to Global Banking and Markets clients, Global Banking and Markets works with RBWM, CMB and PB to meet their domestic and international banking needs.

Within client-focused business lines, Global Banking and Markets offers a full range of capabilities, including:

•

Corporate and investment banking and financing solutions for corporate and institutional clients, including loans, working capital, investment banking, trade services, payments and cash management, and leveraged and acquisition finance; and

•

One of the largest markets businesses of its kind, with 24-hour coverage and knowledge of local markets and providing services in credit and rates, foreign exchange, derivatives, money markets, precious metals trading, cash equities, equity derivatives and securities services.

Also included in our Global Banking and Markets segment is our Balance Sheet Management business which carries out our treasury functions, including management of liquidity and interest rate risk, funding for business operations and stewardship over surplus funds held in the investment portfolio.

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

HSBC USA Inc.

Income From Continuing Operations Before Income Tax Expense – Significant Trends Income (loss) from continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

Year Ended December 31,	2011	2010	2009
	(in millions)
Income (loss) from continuing operations before income tax from prior year	$1,445	$(265)	$(2,622)
Increase (decrease) in income from continuing operations before income tax attributable to:
Balance sheet management activities excluding gains/(losses) on security sales(1)	(219)	(140)	313
Trading revenue(2)	(78)	276	2,376
Gains/(losses) on security sales	55	(230)	222
Loans held for sale(3)	(74)	297	263
Residential mortgage banking related revenue (loss)(4)	159	(294)	183
Gain (loss) on own debt designated at fair value and related derivatives(5)	225	733	(1,164)
Gain (loss) on instruments designated at fair value and related derivatives, excluding own debt(5)	(48)	(186)	625
Provision for credit losses(6)	(224)	1,397	(422)
Goodwill impairment loss(7)	-	-	54
Interest expense on certain tax exposures(8)	(94)	(5)	-
Impairment of software development costs	(110)	-	-
Interchange litigation and certain mortgage servicing matters (9)	(123)	-	-
All other activity(10)	(232)	(138)	(93)

	(763)	1,710	2,357

Income (loss) from continuing operations before income tax for current year	$682	$1,445	$(265)

(1)

Balance sheet management activities are comprised primarily of net interest income resulting from management of interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. For additional discussion regarding Global Banking and Markets net interest income, trading revenues, and the Global Banking and Markets business segment see the caption “Business Segments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Form 10-K.

(2)	For additional discussion regarding trading revenue, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(3)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Review” in the MD&A section of this Form 10-K.

(4)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(5)	For additional discussion regarding fair value option and fair value measurement, see Note 18, “Fair Value Option,” in the accompanying consolidated financial statements.

(6)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

(7)	For additional discussion regarding goodwill impairment, see Note 13, “Goodwill,” in the accompanying consolidated financial statements.

(8)	For additional discussion on interest expense on certain tax exposures, see Note 19, “Income Taxes,” in the accompanying consolidated financial statements.

(9)

Includes a provision for interchange litigation as well as estimated costs associated with penalties related to foreclosure delays involving loans serviced for the GSEs and other third parties and an expense accrual related to mortgage servicing matters.

(10)

Represents other banking activities, including the impact of certain non-recurring items such as the impaired software development costs and costs associated with the consolidation of certain branch offices in 2011 and in 2010, the gain on the sale of Wells Fargo HSBC Trade Bank and the whole loan purchase settlement.

HSBC USA Inc.

Discontinued Operations

Sale of Certain Credit Card Operations to Capital One  In August 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA Inc. and other wholly-owned affiliates, agreed to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). This sale includes our GM and UP credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. HSBC Bank USA will continue to offer credit cards to HSBC Bank USA’s customers. We anticipate this transaction will close during the second quarter of 2012. The results for these receivables were previously reported in the Retail Banking and Wealth Management segment. As a result of this transaction, we have classified these receivables as held for sale as a component of Assets of discontinued operations on our balance sheet. See “2011 Events” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, “Discontinued Operations” of the consolidated financial statements for additional details regarding this transaction.

Banknotes Business  In June 2010, we decided that the wholesale banknotes business (“Banknotes Business”) within our Global Banking and Markets segment did not fit with our core strategy in the U.S. and, therefore, made the decision to exit this business. This business, which was managed out of the United States with operations in key locations worldwide, arranged for the physical distribution of banknotes globally to central banks, large commercial banks and currency exchanges. As part of the decision to exit the Banknotes Business, in October 2010 we sold the assets of our Asian banknotes operations (“Asian Banknotes Operations”) to an unaffiliated third party. As the exit of our Banknotes Business, including the sale of our Asian Banknotes Operations, was substantially completed in the fourth quarter of 2010, we began to report the results of our Banknotes Business as discontinued operations at that time.

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

In 2011, our primary source of funds continued to be deposits, augmented by issuances of commercial paper and term debt. We have continued to reduce our reliance on debt capital markets by increasing stable deposits. We have increased our emphasis on relationship deposits where clients have purchased multiple products from us such as HSBC Premier for individuals, as those balances will tend to be significantly more stable than non-relationship deposits. We issued a total of $6.3 billion of long-term debt at various points during 2011. We also retired long-term debt of $6.3 billion in 2011. We did not receive any capital contributions from our parent, HNAI, in 2011, while maintaining capital at levels we believe are prudent in the current market conditions.

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

Employees and Customers

At December 31, 2011, we had approximately 9,000 employees.

HSBC USA Inc.

At December 31, 2011, we had approximately 3.5 million customers, some of which are customers of more than one of our businesses. Customers residing in the state of New York accounted for 42 percent of our outstanding loans on a continuing operations basis.

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

Oversight  In order to preserve financial stability in the industry, the legislation has created the Financial Stability Oversight Council (“FSOC”) which may take certain actions, including precluding mergers, restricting financial products offered, restricting or terminating activities or imposing conditions on activities or requiring the sale or transfer of assets, against any bank holding company with assets greater than $50 billion, such as HSBC North America, that is found to pose a grave threat to financial stability. The FSOC will be supported by the Office of Financial Research (“OFR”) which will impose data reporting requirements on financial institutions. The cost of operating both the FSOC and OFR will be paid for through an assessment on large bank holding companies, which is currently proposed to begin in July 2012.

Increased Prudential Standards  Over a transition period from 2013 to 2015, the Federal Reserve Board will apply more stringent capital and risk management requirements on bank holding companies such as HSBC North America, which will require a minimum Tier 1 leverage ratio of four percent, a minimum Tier 1 common risk-based capital ratio of five percent and a minimum total risk-based capital ratio of eight percent. In addition, large bank holding companies, such as HSBC North America, and large insured depository institutions, such as HSBC Bank USA, are now required to file resolution plans identifying material subsidiaries and core business lines, describing what strategy would be followed in the event of significant financial distress, including identifying how insured bank subsidiaries would be adequately protected from risk created by other affiliates. The failure to cure delinquencies in a resolution plan would enable the Federal Reserve Board to impose more stringent capital, leverage or liquidity requirements, or restrictions on growth, activities or operations and, if such failure persists, require the divestiture of assets or operations. The Federal Reserve Board has also proposed a series of increased supervisory standards to be followed by large bank holding companies, including required remediation in the event of failure to meet capital requirements, stress testing requirements, enhanced governance and stress testing for liquidity management, caps on single-counterparty exposures and risk management standards. There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.

Affiliate Transaction Limits  In relation to requirements for bank transactions with affiliates, beginning in July 2012 the current quantitative and qualitative limits on bank credit transactions with affiliates will also include credit exposure related to repurchase agreements, derivatives and securities lending transactions. This provision may limit the use of intercompany transactions between us and our affiliates, which may impact our current funding and hedging strategies.

HSBC USA Inc.

Derivatives Regulation  The legislation has numerous provisions addressing derivatives. There is the imposition of comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default and interest rate swaps, as well as limits on FDIC-insured banks’ overall OTC derivatives activities. Most of the significant provisions are to be implemented within two to three years of the enactment of the legislation. There is also the requirement for the use of mandatory derivative clearing houses and exchanges, which will significantly change the derivatives industry.

The “Volcker Rule”  The “Volcker Rule” provisions of the legislation impose certain restrictions and parameters on the ability of covered banking entities, such as HSBC Bank USA and our affiliates, to engage in proprietary trading activities, to sponsor or invest in hedge funds or private equity funds, and to engage in covered transactions with certain funds. Rulemaking to implement the provisions of the Volcker Rule has not been completed, and covered banking entities will be granted a certain period of time following the enactment of these rules to conform their activities to the new requirements. We believe the provisions of the Volcker Rule will require changes to the conduct of certain existing businesses.

FDIC Assessment  The legislation also provided for a reapportionment in FDIC insurance assessments on FDIC-insured banks, such as HSBC Bank USA. The minimum FDIC reserve ratio has been increased from 1.15 to 1.35, with the target of 1.35 to be reached by 2020, with the incremental cost charged to banks with more than $10 billion in assets. The assessment methodology was revised to a methodology based on assets beginning with second quarter 2011 assessments with pricing based on a FDIC methodology to measure the risk of the banks. This shift has had financial implications for all FDIC-insured banks, including HSBC Bank USA. In addition, the FDIC has set the designated reserve ratio at two percent as a long-term goal.

Consumer Regulation  The legislation has created the Consumer Financial Protection Bureau (the “CFPB”) with a broad range of powers to administer and enforce a new Federal regulatory framework of consumer financial regulation, including the authority to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. The CFPB has the authority to issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers. The CFPB will also have authority to examine large banks, including HSBC Bank USA, and their affiliates for compliance with those regulations.

With respect to certain state laws governing the provision of consumer financial products by national banks such as HSBC Bank USA, the legislation codified the current judicial standard of federal preemption with respect to national banks, but added procedural steps to be followed by the Office of the Comptroller of the Currency (the “OCC”) when considering preemption determinations after July 21, 2011. Furthermore, the legislation removed the ability of subsidiaries or agents of a national bank to claim federal preemption of consumer financial laws after July 21, 2011, although the legislation did not purport to affect existing contracts. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of potential State Attorney General or plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state law. At this time, we are unable to determine the extent to which the limitations on federal preemption will impact our businesses and those of our competitors.

The legislation contains many other consumer-related provisions, including provisions addressing mortgage reform. In the area of mortgage origination, there is a requirement to apply a net tangible benefit test for all refinancing transactions. There are also numerous revised servicing requirements for mortgage loans.

Debit Interchange  The legislation authorized the Federal Reserve to implement standards for assessing debit interchange fees that are reasonable and proportionate to the actual processing costs of the issuer. The Federal Reserve promulgated regulations effective October 1, 2011 that limit interchange fees in most cases to no more than the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, plus the ability to charge an additional 1 cent per transaction if the issuer meets certain fraud-prevention standards. As a result of these limits, our revenues were reduced by approximately $11 million in 2011 and we currently anticipate our revenues will be reduced by $30 million in 2012 compared to what they otherwise would have been without such limits.

HSBC USA Inc.

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

HSBC USA and its parent bank holding companies have elected to become a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act (“GLB Act”). Under regulations implemented by the Federal Reserve Board, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended (“CRA”), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. So long as HSBC USA, our parent financial holding companies and our depository-institution subsidiaries meet the capital, management and CRA requirements described above, we will be permitted to conduct the broader activities permitted under the GLB Act.

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

The GLB Act and the regulations issued thereunder contain a number of other provisions that affect our operations and those of our subsidiary banks. One such provision contained detailed requirements relating to the financial privacy of consumers. In addition, the so-called ‘push-out’ provisions of the GLB Act removed the blanket exemption from registration for securities activities conducted in banks (including HSBC Bank USA) under the Exchange Act of 1934, as amended. New rules have been published to implement these changes that allow banks to continue to avoid registration as a broker or dealer only if they conduct securities activities that fall within a set of defined exceptions.

Consumer Regulation  Our consumer lending businesses operate in a highly regulated environment. In addition to the establishment of the CFPB and the other consumer-related provisions of Dodd-Frank described above, these businesses are subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating servicing activities.

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

HSBC USA Inc.

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

As previously reported, HSBC Bank USA has entered into a consent cease and desist order with the OCC (“the OCC Servicing Consent Order”) and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America have entered into a similar consent order with the Federal Reserve Board (together with the OCC Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required. See “Executive Overview” in MD&A for further discussion.

Supervision of Bank Subsidiaries  Our subsidiary national banks, HSBC Bank USA and HTCD, are subject to regulation and examination primarily by the OCC, secondarily by the FDIC, and by the Federal Reserve Board. HSBC Bank USA and HTCD are subject to banking laws and regulations that place various restrictions on and requirements regarding their operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, compliance activities, payment of dividends and numerous other matters.

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

HSBC Bank USA and HTCD are subject to certain restrictions imposed by federal law on extensions of credit to, and certain other “covered transactions” with, HSBC USA or other affiliates. Covered transactions include loans and other extensions of credit, investments and asset purchases, and certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, or a specific waiver is granted by the Federal Reserve Board, covered transactions by a bank with a single affiliate are limited to 10 percent of the bank’s capital and surplus, and all covered transactions with affiliates in the aggregate are limited to 20 percent of the bank’s capital and surplus. Where HSBC USA or another HSBC affiliate provides cash collateral for an extension of credit to an affiliate, that loan would be excluded from the 10 and 20 percent limitations. Loans and extensions of credit to affiliates by a bank generally are required to be secured in specified amounts with specific types of collateral. Starting July 2012, a bank’s

HSBC USA Inc.

credit exposure to an affiliate as a result of a derivative, securities lending or repurchase agreement, will be subject to these limits. A bank’s transactions with its non-bank affiliates are also generally required to be on arm’s length terms.

The types of activities in which the non-U.S. branches of HSBC Bank USA may engage are subject to various restrictions imposed by the Federal Reserve Board. These branches are also subject to the laws and regulatory authorities of the countries in which they operate.

Under longstanding Federal Reserve Board policy, which Dodd-Frank codified as a statutory requirement, HSBC USA is expected to act as a source of strength to its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank in circumstances where it might not do so absent such policy.

Regulatory Capital Requirements  As a bank holding company, we are subject to regulatory capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to those imposed by the OCC and the FDIC on banks such as HSBC Bank USA and HTCD. A bank or bank holding company’s failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by its regulators. Under current capital guidelines, a bank or a bank holding company’s assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. A bank or bank holding company’s capital, in turn, is classified into one of three tiers. Tier 1 capital includes common equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock at the holding company level, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other deductions. Tier 2 capital includes, among other things, cumulative perpetual preferred stock not qualified as Tier 1 capital, subordinated debt, and allowances for loan and lease losses, subject to certain limitations. Tier 3 capital includes qualifying unsecured subordinated debt. At least one-half of a bank’s total capital must qualify as Tier 1 capital. To be categorized as “well capitalized,” a banking institution must have the minimum ratios reflected in the table included in Note 26, “Retained Earnings and Regulatory Capital Requirements” of the consolidated financial statements and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. The Federal Reserve Board may also set higher capital requirements for bank holding companies whose circumstances warrant it. As part of the regulatory approvals with respect to the credit card and auto receivable portfolio purchases completed in January 2009, HSBC USA and its ultimate parent, HSBC, committed, among other things, that HSBC Bank USA will hold sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. See Note 26, “Retained Earnings and Regulatory Capital Requirements,” in the consolidated financial statements for further discussion.

In December 2007, U.S. regulators published a final rule regarding Risk-Based Capital Standards: Advanced Capital Adequacy Framework – Basel II. This final rule represents the U.S. adoption of the Basel II International Capital Accord (“Basel II”). HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While HSBC USA will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis. Adoption of Basel II requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. We are uncertain as to when we will receive approval to adopt Basel II from our primary regulator. We have integrated Basel II metrics into our management reporting and decision making process. As a result of Dodd-Frank, a banking organization that has formally implemented Basel II must calculate its capital requirements under Basel I and Basel II, compare the two results, and then use the lower of such ratios for purposes of determining compliance with its minimum tier 1 capital and total risk-based capital requirements.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued final rules on “A global regulatory framework for more resilient banks and banking systems,” commonly referred to as Basel III, which presents details of a bank capital and liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. Although the Basel Committee has issued guidance, we are still

HSBC USA Inc.

awaiting formal instructions as to how the Basel III framework will be implemented by the U.S. regulators. The capital proposals will require banks to hold more capital and a higher quality of capital over a phase-in period from 2013 to 2019. Under Basel III, when fully phased in on January 1, 2019, HSBC North America and HSBC Bank USA would be required to maintain minimum risk-based capital ratios (exclusive of any capital surcharge for large, global systemically important banks (“G-SIBs”) as follows:

	Tier 1 Common	Tier 1 Capital	Total Capital
Stated minimum ratio	4.5%	6.0%	8.0%
Plus: Capital conservation buffer requirement	2.5%	2.5%	2.5%
Effective minimum ratio	7.0%	8.5%	10.5%

We anticipate HSBC North America and HSBC Bank USA will meet these requirements well in advance of their formal introduction. In addition, and subject to national discretion by the respective regulatory authorities, a countercyclical capital buffer of up to 2.5%, consisting of common equity, could also be required to be built up by banking organizations in periods of excess credit growth compared with GDP growth. Further, under Basel III, certain capital instruments may no longer qualify as regulatory capital. Such instruments will generally be subject to a 10-year phase-out period.

Basel III also establishes a more constrained leverage ratio than currently applies to U.S. banking organizations. Banking organizations will be required to maintain a minimum 3% tier 1 capital leverage ratio during a parallel run period from January 1, 2013 to January 1, 2017 to enable calibration of the leverage ratio to be finalized in 2017 and become mandatory from January 1, 2018.

Further increases in regulatory capital may be required in response to the implementation of Basel III. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios.

HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. The proposals include both a Liquidity Coverage Ratio (“LCR”) designed to ensure banks have sufficient high-quality liquid assets to survive a significant stress scenario lasting 30 days and a Net Stable Funding Ratio (“NSFR”) with a time horizon of one year to ensure a sustainable maturity structure of assets and liabilities. For both ratios, HSBC North America will be expected to achieve a ratio of 100 percent or better. Under the Basel Committee final rules, the observation period for the ratios begins in 2012 with LCR introduced by 2015 and NSFR by 2018. HSBC Holdings plc has already begun reporting indicative ratios to its primary regulator, the FSA. Discussions continue on the specific calculations, with ongoing requests for Quantitative Impact studies (“QIS”) by the regulators. We anticipate a formal Notice of Proposed Rulemaking (“NPR”) will be issued in early 2013 and an observation period beginning in 2013. Based on the results of the observation periods, the Basel Committee and the regulators may make further changes. We anticipate meeting these requirements prior to their formal introduction. HSBC USA may need to increase its liquidity profile to support HSBC North America’s compliance with the new rules. We are unable at this time, however, to determine the extent of changes HSBC USA will need to make to its liquidity position, if any.

In December 2011, the Federal Reserve Board issued a draft proposal as to “Enhanced Prudential Standards and Early Remediation Requirements for Covered Companies”. HSBC North America is a covered company. The proposal includes stress testing requirements, caps on single-counterparty exposures and risk management standards. It also includes enhanced governance and stress testing requirements for liquidity management. Building on prior regulatory guidance, a review by our Board of Directors would be formally required for many aspects of liquidity management. It further builds on concepts introduced by the U.S. regulators and bridges those principals to Basel III liquidity requirements. We do not anticipate substantial changes in our overall funding needs, but will further enhance our practices. This is a proposal with comments due in March 2012.

In December 2010, the U.S. regulators published their updated Market Risk Amendment Notice of Proposed Rulemaking aligned closely with the Basel publications (known in the industry as “Basel 2.5”). The rule includes changes to the existing regulatory capital approaches which may become official after the comment period and normal regulatory review. In December 2011, U.S. regulators published a further Notice of Proposed

HSBC USA Inc.

Rulemaking in respect of market risk, setting out the proposals for alternatives to credit ratings for debt and securitization positions, as required by Dodd-Frank. If adopted as proposed, we will experience a significant increase in our capital requirements even in the absence of any change to our current risk profile, and we continue to consider strategies to mitigate this impact. The U.S. regulators have also indicated they intend to propose similar revisions to the Basel I and Basel II rules to eliminate the use of external credit ratings to determine the risk weights applicable to securitization and certain corporate exposures under these regulations.

HSBC North America and HSBC USA also continue to support the HSBC implementation of the Basel II framework, as adopted by the U.K. Financial Services Authority (“FSA”). We supply data regarding credit risk, operational risk and market risk to support HSBC’s regulatory capital and risk weighted asset calculations. Revised FSA capital adequacy rules for HSBC became effective January 1, 2008.

In November 2011, the Federal Reserve Board issued final rules (the “Capital Plan Rules”) requiring U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review. Under the Capital Plan Rules, the Federal Reserve Board will annually evaluate bank holding companies’ capital adequacy, internal capital adequacy assessment processes, and plans to make capital distributions, and will approve capital distributions only for companies whose capital plans have been approved and are able to demonstrate sufficient financial strength after making the capital distributions.

Our capital resources are summarized under “Liquidity and Capital Resources” in MD&A. Capital amounts and ratios for HSBC USA and HSBC Bank USA are summarized in Note 26, “Retained Earnings and Regulatory Capital Requirements” of the consolidated financial statements. From time to time, bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets.

Deposit Insurance  Deposits placed at HSBC Bank USA and HTCD are insured by the FDIC, subject to the limitations and conditions of applicable law and the FDIC’s regulations. In 2009, FDIC insurance coverage limits were increased temporarily from $100,000 to $250,000 per depositor and this increased limit was made permanent on July 21, 2010. Beginning on December 31, 2010 and continuing through December 31, 2012, Dodd-Frank provides for unlimited FDIC insurance for deposits exceeding $250,000 in noninterest-bearing transaction accounts. HSBC Bank USA and HTCD are subject to risk-based assessments from the FDIC. Currently, depository institutions subject to assessment are categorized based on supervisory ratings, financial ratios and, in the case of larger institutions, long-term debt issuer ratings, with those in the highest rated categories paying lower assessments. While the assessments are generally payable quarterly, the FDIC also has the authority to impose special assessments to prevent the deposit insurance fund from declining to an unacceptable level. Pursuant to this authority, the FDIC imposed a 5 basis point special assessment on June 30, 2009. In November 2009, the FDIC amended its regulations to require depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on or before December 30, 2009. Beginning with the second quarter 2011, FDIC assessments are based on average consolidated total assets and risk profile.

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

HSBC USA Inc.

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

As previously disclosed, HSBC Bank USA entered into a consent cease and desist order with the OCC and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board in October 2010. These actions require improvements for an effective compliance risk management program across our U.S. businesses, including BSA and AML compliance. HSBC USA Inc. is committed to fully addressing the requirements of the consent orders, and to maintaining compliant and effective BSA and AML policies and procedures, and efforts to strengthen related functions will continue.

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

Corporate Governance and Controls

We maintain a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit Committee, the Compliance Committee, the Risk Committee and the Fiduciary Committee of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. Our Statement of Business Principles and Code of Ethics can be found on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Form 10-K. Printed copies of this information can be requested at no charge. Requests should be made to HSBC USA Inc., 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the “NYSE”) certifying that such officer is not aware of any violation by HSBC USA of the applicable NYSE corporate governance listing standards in effect as of February 27, 2012.

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

HSBC USA Inc.

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

Item 1A.    Risk Factors

The following discussion provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those discussed below or elsewhere in other of our reports filed with or furnished to with the SEC could affect our business or results. The reader should not consider any description of such factors to be a complete set of all potential risks that we may face.

The current uncertain market and economic conditions may continue to affect our business, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tighter credit conditions and reduced economic growth that have occurred over the past four years and appear likely to continue in 2012. General business, economic and market conditions that could continue to affect us include:

•	low consumer confidence and reduced consumer spending;

•	a “double dip” recession;

•	unemployment levels;

•	wage income levels and declines in wealth;

•	market value of residential and commercial real estate throughout the United States;

•	inflation;

•	monetary supply;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

•	unexpected geopolitical events;

•	fluctuations in the value of the U.S. dollar;

•	short-term and long-term interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

•	higher bankruptcy filings; and

•	new laws, regulations or regulatory and law enforcement initiatives.

In a challenging economic environment such as is currently being experienced in the United States and abroad, more of our customers are likely to, or have in fact, become delinquent on their loans or other obligations as compared to historical periods as many of our customers are experiencing reductions in cash flow available to service their debt. These delinquencies, in turn, have adversely affected our earnings. The problems in the housing markets in the United States in the last five years have been exacerbated by continued high

HSBC USA Inc.

unemployment rates. If businesses remain cautious to hire, additional losses are likely to be significant in all types of our consumer loans, including credit cards, due to decreased consumer income. Despite some indications of growth in employment and output in the latter part of 2011, the forecast for 2012 remains muted, with growth in gross domestic product for the United States well below trend for the past decades. Furthermore, public opinion about the state of the economy remains pessimistic, which affects not only production and consumption decisions, but also political, administrative, and regulatory priorities.

Housing prices declined in 2011 and a large inventory of foreclosed properties exerted additional downward pressure on market values in many metropolitan areas. If housing prices continue to decline, there may be increased delinquency and losses in our real estate portfolio.

Mortgage lenders have substantially tightened lending standards since 2007. These actions have impacted borrowers’ abilities to refinance existing mortgage loans. This, in turn, impacted both credit performance and run-off rates and has resulted in elevated delinquency rates for real estate secured loans in our portfolio. Additionally, the high levels of inventory of homes for sale combined with depressed property values in many markets has resulted in higher loss severities on homes that are foreclosed and remarketed.

In the event economic conditions continue to be depressed or become further depressed and lead to a “double dip” recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.

A deterioration in business and economic conditions, which may erode consumer and investor confidence levels or increased volatility of financial markets, also could adversely affect financial results for our fee-based businesses, including our financial planning products and services.

Our reputation has a direct impact on our financial results and ongoing operations.  Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	appropriately addressing potential conflicts of interest;

•	legal and regulatory requirements;

•	ethical issues, including alleged deceptive or unfair lending or pricing practices;

•	anti-money laundering and economic sanctions programs;

•	privacy issues;

•	fraud issues;

•	data security issues related to our customers or employees;

•	cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;

•	recordkeeping;

•	sales and trading practices;

•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our businesses;

•	negative news about us, HSBC or the financial services industry generally;

•	a downgrade of or negative watch warning on any of our credit ratings; and

•	general company performance.

The failure to address, or the perception that we have failed to address, these issues appropriately could make our customers unwilling to do business with us or give rise to increased regulatory action, which could adversely affect our results of operations.

HSBC USA Inc.

Operational risks, such as systems disruptions or failures, breaches of security, cyberattacks, human error, changes in operational practices or inadequate controls may adversely impact our business and reputation.  Operational risk is inherent in virtually all of our activities. While we have established and maintain an overall risk framework that is designed to balance strong corporate oversight with well-defined independent risk management, we continue to be subject to some degree of operational risk. Our businesses are dependent on our ability to process a large number of complex transactions, most of which involve, in some fashion, electronic devices or electronic networks. If any of our financial, accounting, or other data processing and other recordkeeping systems and management controls fail, are subject to cyberattack that compromises electronic devices or networks, or have other significant shortcomings, we could be materially adversely affected. Also, in order to react quickly to or meet newly-implemented regulatory requirements, we may need to change or enhance systems within very tight time frames, which would increase operational risk.

We may also be subject to disruptions of our operating systems infrastructure arising from events that are wholly or partially beyond our control, which may include:

•	computer viruses, electrical, telecommunications, or other essential utility outages;

•

cyberattacks, which are deliberate attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or impairing operational performance;

•	natural disasters, such as hurricanes and earthquakes;

•	events arising from local, regional or international politics, including terrorist acts;

•	unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems; or

•	absence of operating systems personnel due to global pandemics or otherwise, which could have a significant effect on our business operations as well as on HSBC affiliates world-wide.

Such disruptions may give rise to losses in service to customers, an inability to collect our receivables in affected areas and other loss or liability to us.

We are similarly dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated third parties, causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems, including, without limitation, by means of cyberattack or denial-of-service attack. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, all of which could materially adversely affect us.

In recent years, internet and other cyberattacks, identity theft and fraudulent attempts to obtain personal and financial information from individuals and from companies that maintain such information pertaining to their customers have become more prevalent. Such acts can affect our business by:

•	threatening the assets of our customers, potentially impacting our costumer’s ability to repay loan balances and negatively impacting their credit ratings;

•

causing us to incur remediation and other costs related to liability for customer or third parties for losses, repairs to remedy systems flaws, or incentives to customers and business partners to maintain and rebuild business relationships after the attack;

•	increasing our costs to respond to such threats and to enhance our processes and systems to ensure security of data; or

•	damaging our reputation from public knowledge of intrusion into our systems and databases.

HSBC USA Inc.

In addition, there is the risk that our operating system controls as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could have a material adverse effect on our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	our raising the minimum payment or fees to be charged on credit card accounts;

•	the decision to sell credit card receivables or our determining to acquire or sell residential mortgage loans and other loans;

•	changes to our customer account management and risk management/collection policies and practices;

•	our increasing investment in technology, business infrastructure and specialized personnel; or

•	our outsourcing of various operations.

The Sarbanes-Oxley Act of 2002 requires our management to evaluate our disclosure controls and procedures and internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any “material weaknesses” in our internal control. In a company as large and complex as ours, lapses or deficiencies in internal control over financial reporting may occur from time to time and we cannot assure you that we will not find one or more material weaknesses as of the end of any given year.

Our financial results and condition could be adversely affected by a failure to complete or a delay in completing the sale of retail branches to First Niagara Bank, N.A. and the HSBC Card and Retail Services business to Capital One Financial Corporation.  In July 2011, we announced that we had entered into an agreement to sell 195 retail branches, including certain loans, deposits and related branch premises, primarily located in upstate New York, to First Niagara Bank, N.A. In August 2011, HSBC announced that through certain of its wholly-own affiliates, including HSBC USA Inc., it had entered into an agreement to sell HSBC’s U.S. Card and Retail Services business to Capital One Financial Corporation. Both transactions are subject to regulatory approval. The sale of HSBC’s U.S. Card and Retail Services business to Capital One requires the separation of the Card and Retail Services business from the remaining businesses of HSBC in North America and, to a lesser extent, globally. Separation of the businesses is an extremely complex process and will result in a significant number of transitional service arrangements between HSBC entities and Capital One. While we expect to complete both transactions in 2012 as previously announced, the operational complexities of the separation present significant risks to our intended closing date for the sale to Capital One. Any delay in the sale of our retail branches to First Niagara Bank, N.A. or the sale of the Card and Retail Services business to Capital One would also delay realization of the financial benefits of the transactions and would have an adverse impact on our liquidity. Further, if the sale to Capital One is not completed on or before May 10, 2012, either party may, with limited exceptions, terminate the transaction. Failure to complete the sale to Capital One would have an adverse impact on our liquidity and capital position. Failure to complete either sale would also reflect negatively on our ability to execute on HSBC’s larger strategy, which could give rise to reputational risk and increased regulatory scrutiny.

In connection with the sale to Capital One, we will enter into an outsourcing arrangement with Capital One with respect to the servicing of HSBC Bank USA’s retained consumer credit card program. We and our affiliates will also enter into a significant number of transitional service arrangements with Capital One with respect to the Card and Retail services business transferred to Capital One, which will continue to various dates until the separation of the Card and Retail Services business is completed. The complexities and demands of these arrangements will result in increased operational risk to us as they could divert management attention and resources from other operations, which could result in disruptions in our remaining businesses.

HSBC USA Inc.

Changes in interest rates could reduce the value of our mortgage servicing rights and result in a significant reduction in earnings.  As a residential mortgage servicer in the U.S., we have a portfolio of mortgage servicing rights (“MSRs”). An MSR is the right to service a mortgage loan – collect principal, interest and escrow amounts – for a fee, which we retain when we sell loans we have originated. We recognize MSRs as a separate and distinct asset at the time loans are sold. We initially value MSRs at fair value at the time the related loans are sold and subsequently measure MSRs at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occur. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. MSRs are subject to interest rate risk in that their fair value will fluctuate as a result of changes in the interest rate environment. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Any decrease in the fair value of our MSRs will reduce earnings in the period in which the decrease occurs, which can result in earnings volatility. While interest rate risk is mitigated through an active hedging program, hedging instruments and models that we use may not perfectly correlate with the value or income being hedged and, as a result, a reduction in the fair value of our MSRs could have a significant adverse impact on our earnings in a given period.

Exposure to European Sovereign debt may adversely impact our earnings.  In 2011, a number sovereigns in the Eurozone, most notably Greece, Ireland, Italy, Portugal and Spain, experienced periods of significant market volatility. High sovereign spreads, lack of market access, and political instability, resulted in Portugal, Greece and Ireland seeking bailout funding from the European Financial Stability Facility and International Monetary Fund in early 2011. Additionally, all three countries were downgraded by major credit rating agencies. We are exposed to certain Eurozone related risk as it relates to governments and central banks of selected Eurozone countries with near/quasi government agencies, banks and other financial institutions and other corporates. Because it is difficult to predict the speed and degree to which the economies of these countries will recover, given that they have demonstrated fiscal or political instability which may persist through 2012, it is possible that our continued exposure to these economies may adversely impact our earnings.

The downgrading of U.S. debt ratings and continued economic uncertainty related to U.S. markets could negatively impact our business operations and our access to capital markets.  Recent concerns regarding U.S. debt and budget matters have caused uncertainty in financial markets. Although the U.S. debt limit was increased, a failure to raise the U.S. debt limit and the downgrading of U.S. debt ratings in the future could, in addition to causing economic and financial market disruptions, materially adversely affect our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operations of our business and our financial results and condition. Additionally, macroeconomic or market concerns related to the lack of confidence in the U.S. credit and debt ratings may prompt outflows from the company’s funds or accounts. The subsequent deterioration of consumer confidence may diminish the demand for the products and services of the company’s consumer business, or increase the cost to provide such products and services.

Federal Reserve Board policies can significantly affect business and economic conditions and our financial results and condition.  The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They also can materially affect the value of financial instruments we hold, such as debt securities and MSRs. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and can be hard to predict.

HSBC USA Inc.

Our inability to meet funding requirements due to deposit attrition or credit ratings could impact operations.  Our primary source of funding is deposits, augmented by issuance of commercial paper and term debt. Adequate liquidity is critical to our ability to operate our businesses. Despite the apparent improvements in overall market liquidity and our liquidity position, future conditions that could negatively affect our liquidity include:

•	an inability to attract or retain deposits;

•	diminished access to capital markets;

•	unforeseen cash or capital requirements;

•	an inability to sell assets; and

•	an inability to obtain expected funding from HSBC subsidiaries and clients.

These conditions could be caused by a number of factors, including factors, such as, among others:

•	financial and credit market disruption;

•	volatility or lack of market or customer confidence in financial markets;

•	lack of market or customer confidence in the Company or negative news about us, HSBC or the financial services industry generally; and

•

other conditions and factors over which we have little or no control including economic conditions in the U.S. and abroad and concerns over potential government defaults and related policy initiatives similar to concerns over the U.S. government downgrade, the potential failure of the U.S. to raise the debt limit and the ongoing European debt crisis.

HSBC has provided capital support in the past and has indicated its commitment and capacity to fund the needs of the business in the future.

Our credit ratings are an important part of maintaining our liquidity. Any downgrade in credit ratings could potentially increase our borrowing costs, impact our ability to issue commercial paper and, depending on the severity of the downgrade, substantially limit our access to capital markets, require us to make cash payments or post collateral and permit termination by counterparties of certain significant contracts.

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

Unanticipated risks may impact our results.  We seek to monitor and manage our risk exposure through a variety of separate but complementary financial, credit, market, operational, compliance, cybersecurity and legal reporting systems, including models and programs that predict loan delinquency and loss. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques and prepare contingency plans in anticipation of developments, those techniques and plans and the judgments that accompany their application are complex and cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage significant risks and to respond to unanticipated developments in a timely and complete manner is an important factor that can significantly impact our results.

We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity.  As previously reported, HSBC Bank USA has entered into the OCC Servicing Consent Order with the OCC and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America have entered into a similar consent order with the Federal Reserve Board following

HSBC USA Inc.

completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required. See “Executive Overview” in MD&A and Note 30, “Collateral, Commitments and Contingent Liabilities,” in the accompanying consolidated financial statements for further discussion.

We expect the costs associated with the Servicing Consent Orders will result in significant increases in our operational expenses in future periods. In addition, the Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or State Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. On February 9, 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had preliminary discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. Based on discussions to date, an accrual of $195 million was determined based on the total projected impact at HSBC North America associated with a proposed settlement of this matter. We have recorded an accrual of $38 million in the fourth quarter of 2011 which reflects the portion of the HSBC North America liability that we currently believe is allocable to HSBC Bank USA. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies relating to foreclosure and other mortgage services practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, such a settlement would not preclude private litigation concerning foreclosure and other mortgage servicing practices and we may see an increase in private litigation concerning these practices.

Beginning in late 2010, we suspended all new foreclosure proceedings and in early 2011 suspended foreclosures where judgment had not yet been entered while we enhanced our foreclosure documentation and processes. We have resumed processing the majority of suspended foreclosures in 48 states where judgment had not yet been entered and anticipate resuming suspended foreclosure activities in all states in the first quarter of 2012. We have begun initiating new foreclosure activities in 42 states and anticipate adding additional states during the first quarter of 2012. However, it will be a number of months before we resume all foreclosure activities in all states as we need to ensure we are satisfied that applicable enhanced processes have been implemented and it will take time to work through the backlog of loans that have not been referred to foreclosure in each state. We expect the number of REO properties added to inventory during 2012 will continue to be impacted by extended foreclosure timelines in all states and as we continue to refine our foreclosure processes.

In addition, certain courts and state legislatures are implementing new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased. Also in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors when coupled with other mortgage lenders who also temporarily suspended foreclosure activities and have now resumed their foreclosure activities, has led to a significant backlog of foreclosures in the marketplace which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

Recently implemented federal, state and other similar international laws and regulations may significantly impact our operations.  We operate in a highly regulated environment. Changes in federal, state and local laws and regulations, including changes in tax rates, affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. Ensuring compliance with increasing regulatory requirements and initiatives could affect operational costs and negatively impact our

HSBC USA Inc.

overall results. Specifically, attempts by local, state and national regulatory agencies to address perceived problems with the mortgage lending and credit card industries and, more recently, to address additional perceived problems in the financial services industry generally through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, could affect us in substantial and unpredictable ways, including limiting the types of products we can offer, how these products may be originated, the fees and charges that may be applied to accounts and how accounts may be collected or security interests enforced. Any one or more of these effects could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate loans. We cannot fully anticipate the response by national regulatory agencies, State Attorneys General, or certain legislators, or if significant changes to our operations and practices will be required as a result.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This legislation is a sweeping overhaul of the financial regulatory system and includes many provisions specifically relevant to our businesses and the businesses of our affiliates. For a description of the law, see the “Regulation – Financial Regulatory Reform” section under the “Regulation and Competition” section of Item 1. Business. The law will have significant impact on the operations of financial institutions in the U.S., including HSBC USA, HSBC Bank USA and our affiliates. We are unable at this time, however, to determine the full impact of the law due to the significant number of new rules and regulations that will be promulgated in order to implement the law.

The Dodd-Frank Act established a Consumer Financial Protection Bureau (“CFPB”) which has broad authority to regulate providers of credit, payment and other consumer financial products and services. Although we are unable to predict what specific measures this new agency may take in applying its regulatory mandate, any new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in our consumer businesses, result in increased compliance costs and affect the profitability of such businesses. In addition, provisions of the Dodd-Frank Act may also narrow the scope of federal preemption of state consumer laws and expand the authority of State Attorneys General to bring actions to enforce federal consumer protection legislation.

Similarly, regulators in the European Union (“EU”) and in the United Kingdom (“U.K.”) are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of EU financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse directive, and measures to address systemic risk. Furthermore, certain large global systemically important banks (“G-SIBs”), including HSBC, will be subject to capital surcharges. It has not yet determined whether these G-SIB surcharges will apply to HSBC’s U.K. operations or to HSBC North America as a subsidiary of HSBC.

The implementation of regulations and rules promulgated by these bodies could result in additional costs or limit or restrict the way HSBC conducts its business in the EU and, in particular, in the UK. Furthermore, the potentially far-reaching effects of future changes in laws, rules or regulations, or in their interpretation or enforcement as a result of EU or UK legislation and regulation are difficult to predict and could adversely affect HSBC USA’s operations.

The transition to Basel II and new requirements under Basel III will continue to put significant pressure on regulatory capital.  HSBC North America is required to adopt Basel II provisions in accordance with current regulatory timelines.

In June 2011, the U.S. regulators adopted final regulations to implement the “capital floor” provision of the so-called “Collins Amendment” of Dodd-Frank. Pursuant to these regulations, a banking organization that has formally implemented Basel II must calculate its capital requirements under Basel I and Basel II, compare the two results, and then use the lower of such ratios for purposes of determining compliance with its minimum tier 1 capital and total risk-based capital requirements. Prior to adoption of Basel II, a banking organization is required to successfully complete a parallel run by measuring regulatory capital under both the new regulatory capital rules and the existing general risk-based rules for a period of at least four quarters. Successful completion of the

HSBC USA Inc.

parallel run period requires the approval of U.S. regulators. We began the parallel run period, which encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements, in January 2010. The timing of receipt of approval from our primary regulator is uncertain. While HSBC USA will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued final rules on “A global regulatory framework for more resilient banks and banking systems,” commonly referred to as Basel III, which presents details of a bank capital and liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. Although the Basel Committee has issued guidance, we are still awaiting formal instructions as to how the Basel III framework will be implemented by the U.S. regulators.

HSBC North America is in the process of evaluating the Basel II framework for capital and liquidity risk management. HSBC USA may need to increase its liquidity or capital profile to support HSBC North America’s compliance with the liquidity and capital requirements imposed by the new rules. Further increases in regulatory capital may be required in response to the implementation of Basel III. The exact amount, however, will depend upon our prevailing risk profile and that of our North America affiliates under various stress scenarios. We are unable at this time, however, to determine the extent of changes HSBC USA will need to make to its liquidity or capital position, if any, and what effect, if any, such changes will have on our results of operations or financial condition. New regulatory capital and liquidity requirements may limit or otherwise restrict how we utilize our capital and may require us to increase our capital or liquidity. Any requirement that we increase our regulatory capital, regulatory capital ratios or liquidity could require us to liquidate assets or otherwise change our business and/or investment plans, which may negatively affect our financial results.

We may incur additional costs and expenses relating to mortgage loan repurchases and other mortgage loan securitization-related activities.  In connection with our loan sale and securitization activities with Fannie Mae and Freddie Mac (the “Government Sponsored Entities” or “GSEs”) and loan sale and private-label securitization transactions, HUSI has made representations and warranties that the loans sold meet certain requirements. For transactions with the GSEs, these representations include type of collateral, underwriting standards, validity of certain borrower representations in connection with the loan, that primary mortgage insurance is in force for any mortgage loan with a loan-to-value ratio (“LTV”) greater than 80 percent, and the use of the GSEs’ standard legal documentation. We may be, and have been, required to repurchase loans and/or indemnify the GSEs and other private investors for losses due to breaches of these representations and warranties.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider several factors, including the level of outstanding repurchase demands in inventory and our historical defense rate, the level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate, and the level of potential future demands based on historical conversion rates of loans for which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate. While we believe that our current repurchase liability reserves are adequate, the factors referred to above are dependent on economic factors, investor demand strategies, housing market trends and other circumstances, which are beyond our control and, accordingly, there can be no assurance that such reserves will not need to be increased in the future.

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

HSBC USA Inc.

Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment.   In the ordinary course of business, HSBC USA and its affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 30, “Collateral, Commitments and Contingent Liabilities,” certain of which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of continued high unemployment rates, a resurgent recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies. Further, with the environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other regulators, including the newly-formed CFPB, State Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm.

Management projections, estimates and judgments based on historical performance may not be indicative of our future performance.  Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, reserves related to litigation, deferred tax assets and the fair market value of certain assets and liabilities, including goodwill and intangibles, among other items. In particular, loan loss reserve estimates and certain asset and liability valuations are subject to management’s judgment and actual results are influenced by factors outside our control. To the extent historical averages of the progression of loans into stages of delinquency or the amount of loss realized upon charge-off are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in historical models, unexpected additional losses could result. Similarly, to the extent assumptions employed in measuring fair value of assets and liabilities not supported by market prices or other observable parameters do not sufficiently capture their inherent risk, unexpected additional losses could result.

We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 19, “Income Taxes,” in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.

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

HSBC USA Inc.

Key employees may be difficult to retain due to contraction of the business and limits on promotional activities.  Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. Our recent financial performance, reductions in variable compensation and other benefits and the expectation of continued weakness in the general economy could raise concerns about key employees’ future compensation and opportunities for promotion. As economic conditions improve, we may face increased difficulty in retaining top performers and critical skilled employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within HSBC or could not be sourced in the market, our ability to manage our business, in particular through any continued or future difficult economic environment may be hindered or impaired.

Significant reductions in pension assets may require additional financial contributions from us.  Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Finance’s into a single HSBC North America qualified defined benefit plan. At December 31, 2010, the defined benefit plan was frozen, significantly reducing future benefit accruals. At December 31, 2011, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $790 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 23, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

The inability to integrate business and portfolio acquisitions successfully could undermine the realization of the anticipated benefits of the acquisition and have a material adverse impact on our results of operation.  We have in the past, and may again in the future, seek to grow our business by acquiring other businesses or loan portfolios. There can be no assurance that acquisitions will have the anticipated positive results, including results relating to:

•	the total cost of integration;

•	the time and focus of management required to complete the integration;

•	the amount of longer-term cost savings; or

•	the overall performance of the combined entity.

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

Item 1B.    Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December  31, 2011.

Item 2.    Properties.

The principal executive offices of HSBC USA and HSBC Bank USA are located at 452 Fifth Avenue, New York, New York 10018, which HSBC Bank USA owned until April 2010. In April 2010, HSBC Bank USA sold

HSBC USA Inc.

our headquarters building at 452 Fifth Avenue and entered into a lease for the entire building for one year, followed by eleven floors of the building for a total of 10 years, along with four other temporary floors for a period of one year. The main office of HSBC Bank USA is located at 1800 Tysons Blvd., Suite 50, McLean, Virginia 22102. Excluding the 195 branches which are part of the sale to First Niagara Bank N.A., HSBC Bank USA has 176 branches in New York, 38 branches in California, 18 branches in Florida, nine branches in New Jersey, six branches in Virginia, four in the District of Columbia, four branches in Washington, three branches in Connecticut, three branches in Maryland, two branches in Pennsylvania and one branch in each of Delaware, Illinois, and Oregon at December 31, 2011. We also have one representative office each in Massachusetts, Georgia, North Carolina and Texas. Approximately 13 percent of these offices are located in buildings owned by HSBC Bank USA and the remaining are located in leased premises. In addition, there are offices and locations for other activities occupied under various types of ownership and leaseholds in New York and other states, none of which are materially important to our operations. HSBC Bank USA also owns properties in Montevideo, Uruguay.

In July 2011, we announced that we had reached an agreement with First Niagara Bank, N.A. (“First Niagara”) to sell 195 retail branches, including certain loans, deposits and related branch premises, primarily located in upstate New York. The transaction is expected to close in stages beginning in the second quarter of 2012, subject to regulatory approvals, including approval by the acquirer’s regulator.

Item 3.    Legal Proceedings

See “Litigation and Regulatory Matters” in Note 30, “Collateral, Commitments and Contingent Liabilities,” in the accompanying consolidated financial statements beginning on page 262 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

HSBC USA Inc.

Item 6.    Selected Financial Data

On August 10, 2011 HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA Inc. and other wholly- owned affiliates entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). This sale includes our General Motors MasterCard receivables (“GM Portfolio”) and our AFL-CIO Union Plus MasterCard/Visa receivables (“UP Portfolio”) as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. Because the credit card and private label receivables being sold have been classified as held for sale and the operations and cash flows from these receivables will be eliminated from our ongoing operations upon disposition without any significant continuing involvement, we have determined we have met the requirements to report the results of these credit card and private label card and closed-end receivables being sold as discontinued operations and have included these receivables in Assets of discontinued operations on our balance sheet for all periods presented. This transaction is expected to close in the second quarter of 2012.

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

Year Ended December 31,	2011	2010	2009	2008	2007
	(dollars are in millions)
Statement of Income (Loss) Data:
Net interest income	$2,434	$2,613	$2,984	$3,148	$2,532
Provision for credit losses	258	34	1,431	1,009	369
Total other revenues (losses)	2,267	2,180	1,370	(1,685)	1,023
Total operating expenses	3,761	3,314	3,188	3,076	3,086

Income (loss) from continuing operations before income tax expense (benefit)	682	1,445	(265)	(2,622)	100
Income tax expense (benefit)	227	439	98	(924)	(14)

Income (loss) from continuing operations	455	1,006	(167)	(1,698)	114
Income from discontinued operations, net of tax	563	558	25	9	24

Net income (loss)	$1,018	$1,564	$(142)	$(1,689)	$138

Balance Sheet Data as of December 31:
Loans:
Commercial loans	$33,649	$30,003	$30,014	$37,056	$36,423
Consumer loans	18,218	19,806	22,047	25,177	34,864

Total loans	51,867	49,809	52,061	62,233	71,287
Loans held for sale	3,670	2,390	2,908	4,431	5,270
Total assets	188,826	161,174	142,850	166,304	167,985
Total tangible assets	186,590	158,529	140,198	163,624	165,245
Total deposits(1)	139,729	120,618	118,203	118,951	116,040
Long-term debt	16,709	17,080	15,043	20,890	26,719
Preferred stock	1,565	1,565	1,565	1,565	1,565
Common shareholder’s equity	16,937	15,168	13,612	11,152	9,672
Total shareholders’ equity	18,502	16,733	15,177	12,717	11,237
Tangible common shareholder’s equity	14,054	12,522	11,110	9,258	7,297

HSBC USA Inc.

Year Ended December 31,	2011	2010	2009	2008	2007
	(dollars are in millions)
Selected Financial Ratios:
Total shareholders’ equity to total assets	9.80%	10.38%	10.62%	7.65%	6.69%
Tangible common shareholder’s equity to total tangible assets	7.53	7.90	7.92	5.66	4.42
Total capital to risk weighted assets	18.39	18.14	14.19	12.04	11.29
Tier 1 capital to risk weighted assets	12.74	11.80	9.61	7.60	7.12
Tier 1 common equity to risk weighted assets	10.72	9.82	7.82	5.96	5.34
Rate of return on average:
Total assets	.23	.54	(.09)	(.94)	.06
Total common shareholder’s equity	2.69	6.63	(1.23)	(15.23)	1.18
Net interest margin	1.45	1.69	2.00	1.84	1.32
Loans to deposits ratio(2)	53.33	57.38	66.05	96.92	117.64
Efficiency ratio	79.95	69.15	73.21	210.21	86.79
Commercial allowance as a percent of loans(3)	1.31	1.74	3.02	1.45	.82
Commercial net charge-off ratio(3)	.21	1.04	.75	.28	.22
Consumer allowance as a percent of loans(3)	1.65	1.66	3.15	1.95	.42
Consumer two-months-and-over contractual delinquency	6.01	6.04	7.33	5.14	2.12
Consumer net charge-off ratio(3)	1.33	2.13	2.47	1.01	.59

(1)	Includes $15.1 billion of deposits held for sale at December 31, 2011.

(2)

Represents period end loans, net of allowance for loan losses, as a percentage of domestic deposits equal to or less than $100,000. Excluding the deposits and loans held for sale to First Niagara, the ratio was 59.60 percent at December 31, 2011.

(3)	Excludes loans held for sale.

HSBC USA Inc.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Organization and Basis of Reporting  HSBC USA Inc. (“HSBC USA” and, together with its subsidiaries, “HUSI”), is an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”) which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HUSI may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us” or “our”.

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

Current Environment  Weak employment growth and sluggish consumer spending throughout much of 2011 have led to concerns about the prospects for the U.S. economy’s growth going forward. However, conditions began to show signs of improvement during the fourth quarter as employment growth began to accelerate, in part due to seasonal hiring, and consumer spending increased. These factors, along with other positive data from the manufacturing sector in the fourth quarter suggest that the economic recovery is gaining momentum once again after nearly stalling out earlier in the year. Serious threats to economic growth remain however, including continued pressure and uncertainty in the housing market and elevated unemployment levels. Federal Reserve policy makers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through late 2014. The financial markets became somewhat volatile once again in the second half of 2011, with stock market averages sharply moving up and down across the globe as heightened risk aversion gripped the markets. The prolonged period of low Federal funds rates will continue to put pressure on spreads earned on our deposit base. While marketplace liquidity continues to be available, the European sovereign debt crisis triggered by Greece and other countries as well as increased concerns regarding government spending, the budget deficit and the fear of a return to economic recession continued to impact the financial markets including interest rates and spreads. During 2011, we continued to see home prices decline in many markets as housing prices remain under pressure due to elevated foreclosure levels. Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, further declines may be necessary before substantial progress in reducing the inventory of homes occurs.

While the economy continued to add jobs in 2011, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained. Although consumer spending picked up during the fourth quarter, it was sluggish for much of 2011 as high food and gas prices and a weak labor market continued to influence consumer spending. In addition, while consumer confidence has improved in recent months after being below its 12-month average at September 30, 2011, it continues to be low based on historical standards. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 8.5 percent in December 2011. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 17 states are at or above the U.S. national average. In New York, where approximately 42 percent of our loan portfolio on a continuing operations basis is concentrated, unemployment remained lower than the national

HSBC USA Inc.

average at 8.0 percent. High unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession which has been slow to date, consumer confidence, volatility in energy prices, credit market volatility, including the ability to permanently resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality and increase the possibility of a return to recession. Weak consumer fundamentals including declines in wage income, wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence as the actions previously taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”) will continue to impact our results in 2012 and beyond, the degree of which is largely dependent upon the pace and extent of the economic recovery.

Due to the significant slow-down in foreclosure processing, and in some instances, cessation of all foreclosure processing by numerous loan servicers, there has been a reduction in the number of properties being marketed following foreclosure which may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as servicers begin to increase foreclosure activities and market properties in large numbers which is likely to create a significant over-supply of housing inventory. This could lead to a significant increase in loss severity, which would adversely impact our provision for credit losses in future periods.

In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

Growing government indebtedness and a large budget deficit have resulted in a downgrade in the U.S. sovereign debt rating by one major rating agency and two major rating agencies having U.S. sovereign debt on a negative watch. There is an underlying risk that lower growth, fiscal challenges and a general lack of political consensus will result in continued scrutiny of the U.S. credit standing over the longer term. While the potential effects of the U.S. downgrade are broad and impossible to accurately predict, they could over time include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets.

2011 Regulatory Developments  As previously reported, HSBC Bank USA has entered into a consent cease and desist order with the Office of the Comptroller of the Currency (the “OCC”) (the “OCC Servicing Consent Order”) and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America Holdings Inc. (“HSBC North America”), have entered into a similar consent order with the Federal Reserve Board (the “Federal Reserve”) (together with the OCC Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as

HSBC USA Inc.

required. As a result, we expect the associated costs of compliance associated with the foreclosure review, customer outreach plan and complaint process and any resulting remediation will increase in future periods as we continue to address the requirements of the order.

The Servicing Consent Orders require an independent review of foreclosures pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan has been developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications have been sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, and industry media advertising, which began in January 2012. We expect the costs associated with the Servicing Consent Orders, including the foreclosure review, customer outreach plan and complaint process and any resulting remediation, will result in significant increases to our operating expenses in future periods.

The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice and State Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. The Federal Reserve has indicated in a press release that it believes monetary penalties are appropriate for the enforcement actions and that it plans to announce such penalties. We may also see an increase in private litigation concerning foreclosure and other mortgage servicing practices.

On February 9, 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had preliminary discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. Based on discussions to date, an accrual of $195 million was determined based on the total projected impact at HSBC North America associated with a proposed settlement of this matter. We have recorded an accrual of $38 million in the fourth quarter of 2011 which reflects the portion of the HSBC North America liability that we currently believe is allocable to HSBC Bank USA. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, such a settlement would not preclude private litigation concerning these practices.

We remain committed to assisting customers who are experiencing financial difficulties, and we will continue to review our policies and processes to make modification and other account management alternatives for the benefit of our customers more easily accessible to those in need of assistance. Foreclosure proceedings are only instituted when other reasonable alternatives have been exhausted and where the borrower is seriously delinquent. We also offer assistance, including financial, to those wishing to leave a property without having to go through the foreclosure process.

Financial Regulatory Reform  On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law and is a sweeping overhaul of the financial regulatory system. The legislation will have

HSBC USA Inc.

a significant impact on the operations of many financial institutions in the U.S., including us and our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to operations and financial results at this time. For a more complete description of the law and implications to our business see “Regulation – Financial Regulatory Reform” section under the “Regulation and Competition” section in Item 1. Business.

2011 Events

•

On July 31, 2011, we announced that we had reached an agreement with First Niagara Bank, N.A. to sell 195 retail branches, including certain loans, deposits and related branch premises primarily located in upstate New York. The agreement includes the transfer of approximately $15.1 billion in deposits and $2.5 billion in loans as of December 31, 2011, as well as related branch premises, for a premium of 6.67 percent of the deposits, representing $1.0 billion based on current deposit levels which will result in a gain upon closing of the transaction, net of allocated goodwill. Branch premises will be sold for fair value and loans and other transferred assets will be sold at their book values. The all-cash transaction is expected to close in stages beginning in the second quarter of 2012, subject to regulatory approvals, including approval by the acquirer’s regulator. As a result of this transaction, the assets and liabilities related to the branches being sold have been classified as held for sale in the consolidated balance sheet at December 31, 2011.

•

In connection with the August 2011 announcement that HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA Inc. and other wholly-owned affiliates had entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”), we have agreed to sell our General Motors (“GM”) and Union Plus (“UP”) credit card receivables as well as our private label credit card and closed-end receivables to Capital One, all of which were purchased from HSBC Finance. At December 31, 2011, we have classified these receivables as held for sale as a component of Assets of discontinued operations on our balance sheet. Based on balances at December 31, 2011, the total consideration for these receivables that would be allocated to us is approximately $21.1 billion. We have recorded a cumulative lower of amortized cost or market adjustment of $604 million on these receivables in 2011. This fair value adjustment was largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization are no longer recorded. The sale to Capital One does not include credit card receivables associated with HSBC Bank USA’s legacy credit card program, however a portion of these receivables are being sold to First Niagara and HSBC Bank USA will continue to offer credit cards to its customers. We anticipate this transaction will close in the second quarter of 2012. No significant one-time closure costs are expected to be incurred as a result of exiting these portfolios.

Because the credit card and private label receivables being sold have been classified as held for sale and the operations and cash flows from these receivables will be eliminated from our ongoing operations as a result of the disposition without having any significant continuing involvement in these receivables after disposition, we have determined we have met the requirements to report the results of the credit card and private label credit card and closed-end receivable portfolios being sold, which were previously included in the Retail Banking and Wealth Management segment, as discontinued operations and have included these receivables in Assets of discontinued operations on our balance sheet for all periods presented.

•

Throughout 2011, we continued to reduce certain risk positions as opportunities arose, including the sale of $589 million and $229 million, respectively, in leveraged acquisition finance loans and subprime residential mortgage loans previously held for sale and continued reductions in monoline counterparty exposures. Overall improvement in market conditions and reduced outstanding exposure resulted in a stabilization of valuation adjustments recorded on structured credit products, available-for-sale securities and loans held for sale throughout the first half of 2011, although market volatility increased once again in the second half of the year as the impact of wider credit spreads stemming in part from European sovereign debt fears affected the performance of our legacy Global Banking and Markets assets. During 2010, we experienced significant

HSBC USA Inc.

recoveries in market values due to improvements in market conditions compared to the adverse market conditions that existed in 2009.

A summary of the significant valuation adjustments associated with these market conditions that impacted revenue in 2011, 2010 and 2009 is presented in the following table:

Year Ended December 31,	2011	2010	2009
	(in millions)
Gains (Losses)
Insurance monoline structured credit products(1)	$15	$93	$(152)
Other structured credit products(1)	77	126	(217)
Mortgage whole loans held for sale including whole loan purchase settlement (predominantly subprime)(2)	(22)	50	(233)
Other-than-temporary impairment on securities available-for-sale(3)	-	(79)	(124)
Leverage acquisition finance loans(4)	(16)	42	284

Total gains (losses)	$54	$232	$(442)

(1)	Reflected in Trading revenue (loss) in the consolidated statement of income (loss).

(2)	Reflected in Other income (loss) in the consolidated statement of income (loss).

(3)	Reflected in Net other-than-temporary impairment losses in the consolidated statement of income (loss).

(4)	Reflected in Gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income (loss).

We assess, monitor and manage counterparty credit risk with formal standards, policies and procedures that are designed to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively. Consequently, we believe any loss exposure related to counterparties with whom we conduct business has been adequately reflected in our financial statements for all periods presented.

•

Over the past few years, we have been building several new retail banking platforms as part of an initiative to build common platforms across HSBC. During 2011, we decided to cancel certain projects that were developing software for these new platforms and pursue alternative information technology platforms. Also during 2011, HSBC completed a comprehensive strategic review of all platforms under development which resulted in additional projects being cancelled. As a result, we collectively recorded $110 million of impairment charges in 2011 relating to the impairment of certain previously capitalized software development costs which we determined were no longer realizable.

•

During 2011, we experienced a significant increase in compliance related costs associated primarily with our AML/BSA and to a lesser extent, our foreclosure remediation efforts. Compliance related costs totaled $295 million in 2011 compared to $104 million in 2010. We currently anticipate compliance related costs will remain elevated in 2012 as we continue our remediation efforts in these areas.

•

Throughout 2011, we continued to focus on cost optimization efforts to ensure realization of cost efficiencies. During the first quarter, in an effort to create a more sustainable cost structure, we initiated a formal review to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Cost reduction initiatives achieved to date include workforce reductions, some of which relate to organizational structure redesign, which have resulted in a reduction in total legal entity FTE’s of 9 percent in 2011, as well as reductions in marketing expense levels which have declined approximately 39 percent in 2011. Workforce reductions are also occurring in certain non-compliance shared services functions which we expect will result in additional reductions to future allocated costs for these functions. This review will continue into 2012 and as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that are ultimately implemented.

HSBC USA Inc.

•

We previously announced to employees that we are considering strategic options for our mortgage operations, with the objective of recommending the future course of our prime mortgage lending and mortgage servicing platforms. Strategic options may include, but are not limited to, the sale or outsourcing of all, or part, of these platforms. Under all options being explored, we plan to continue to offering mortgages to our customers. Our review of strategic options is continuing.

•

We continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities.

•

Effective January 1, 2010, the adoption of new accounting guidance resulted in the consolidation of a commercial paper conduit known as Bryant Park Funding LLC (“Bryant Park”). During the first quarter of 2011, in order to consolidate and streamline conduit administration across HSBC to reduce risk and achieve operational and capital efficiencies, we completed the assignment of a significant majority of our liquidity asset purchase agreements to HSBC Bank plc. As a result, we no longer have a controlling interest in Bryant Park and, beginning in March 2011, we no longer consolidate Bryant Park. The deconsolidation of Bryant Park resulted in the removal of approximately $2.4 billion of assets from our balance sheet and did not have a significant financial impact on our results of operations. See Note 27, “Variable Interest Entities,” for further discussion.

Performance, Developments and Trends  Income from continuing operations was $455 million in 2011 compared to income from continuing operations of $1.0 billion in 2010 and a loss from continuing operations of $167 million in 2009. Income from continuing operations before income tax was $682 million in 2011 compared to $1.4 billion in 2010 and a loss from continuing operations before income tax of $265 million in 2009. Our results in all years were impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option and certain non-recurring items which distort the ability of investors to compare the underlying performance trends of our business. The following table summarizes the collective impact of these items on our income (loss) from continuing operations before income tax for all periods presented:

Year Ended December 31,	2011	2010	2009
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$682	$1,445	$(265)
Change in value of own fair value option debt and related derivatives	(464)	(239)	494
Impairment of software development costs	110	-	-
Expense relating to certain mortgage servicing matters	86	-	-
Gain on sale of MasterCard Class B shares	-	-	(48)
Gain relating to resolution of lawsuit(1)	-	(5)	(85)
Gain on sale of equity interest in Wells Fargo HSBC Trade Bank	-	(66)	-
Impairment of leasehold improvements and other costs associated with branch closures	21	-	-
Revenue associated with whole loan purchase settlement(2)	-	(89)	-
Gain on sale of equity interest in Guernsey Joint Venture	(53)	-	-
Gain on sale of non-marketable securities	(10)	-	-
Gain on sale of equity interest in HSBC Private Bank (Suisse) S.A.	-	-	(33)

Income from continuing operations before income tax, excluding above items(3)	$372	$1,046	$63

(1)

The proceeds of the resolution of this lawsuit were used to in 2009 to redeem 100 preferred shares held by CT Financial Services, Inc. as provided under the terms of the preferred shares. The proceeds received in 2010 represent the final judgment.

(2)	Represents loans previously purchased for resale from a third party.

(3)	Represents a non-U.S. GAAP financial measure.

HSBC USA Inc.

Other revenues in both periods reflect the impact of changes in value of our own debt and related derivatives for which we elected fair value option as well as several non-recurring items as presented in the table above. Excluding the impact of all these items, other revenue decreased $41 million in 2011 due primarily to lower trading revenue, lower other fees and commissions and lower other income, partially offset by higher mortgage banking revenue, higher affiliate income, higher securities gains and lower other-than-temporary impairment losses. The decrease in trading revenue reflects increased market volatility in the second half of 2011, leading to unfavorable credit spread movements which impacted the performance of our legacy global markets businesses, partially offset by an increase in foreign exchange, precious metals and rates revenue. Lower other fees and commissions was driven largely by lower refund anticipation loan fees as we did not offer this product in 2011. The decrease in other income reflects lower miscellaneous income. The increase in mortgage banking revenue reflects lower loss provisions for loan repurchase obligations associated with loans previously sold while the higher affiliate income was driven by higher fees and commissions earned from HSBC Finance largely due to the transfer of certain real estate default servicing employees in July 2010 as well as higher fees and commissions earned from HSBC Markets (USA) Inc. Securities gains were higher due to increased security sales. Lower other-than-temporary impairment losses reflects continued overall improvement in economic conditions. See “Results of Operations” for a more detailed discussion of other revenues.

Net interest income was $2.4 billion in 2011 compared to $2.6 billion in 2010. The decrease reflects the impact of lower average loan balances and rates earned on these balances, partially offset by the benefit from a lower cost of funds on our outstanding debt, including lower overall average rates on deposits. These decreases were partially offset by higher interest income on securities driven by higher average balances which was partially offset by lower average rates. Also contributing to the decrease was an increase in interest expense of $94 million relating to interest on estimated tax exposures including changes in estimated tax exposure as well as changes to the rate used to calculate interest on certain tax exposures. See “Results of Operations” for a more detailed discussion of net interest income.

Our provision for credit losses was $258 million in 2011 compared to a credit loss provision of $34 million in 2010. The increase was driven by a higher provision for credit losses in our residential mortgage and commercial loan portfolios. While residential mortgage loan credit quality continues to improve as delinquency and charge-off levels continue to decline compared to 2010, the prior year reflects reserve releases due to an improving credit outlook which did not occur again in 2011. Our provision for credit losses for commercial loans increased in 2011, driven by a $41 million specific provision associated with a corporate lending relationship and a specific provision associated with the downgrade of an individual commercial real estate loan partially offset by reserve reductions on troubled debt restructures in commercial real estate and middle market enterprises and lower commercial real estate and business banking charge-offs. In addition, while our commercial loan provision in 2011 and 2010 reflects managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of criticized assets and in 2010 nonperforming loans, the impact on provision was much more pronounced in 2010. See “Results of Operations” for a more detailed discussion of our provision for credit losses.

Operating expenses totaled $3.8 billion during 2011, an increase of 13 percent compared to 2010. The increase was driven by increased compliance costs, increased occupancy costs and increased salaries and employee benefits associated with the transfer of certain employees of HSBC Finance to our default mortgage loan servicing department in July 2010 (for which the cost is offset in other revenues) as well as the impairment of certain previously capitalized software development costs which were no longer realizable as a result of decisions made to cancel certain projects totaling $110 million. Occupancy expense in 2011 includes $21 million associated with the write-off of leasehold improvements and lease abandonment costs driven by the decision to consolidate certain branch offices in Connecticut and New Jersey. Also contributing to the increase in 2011 was a provision for interchange litigation as well as estimated costs associated with penalties related to foreclosure delays involving loans serviced for the GSEs and other third parties and an expense accrual related to mortgage servicing matters which collectively totaled $123 million. These increases were partially offset by lower servicing fees paid to HSBC Finance due to lower levels of receivables being serviced and lower tax refund anticipation loan expenses as such products were no longer offered in 2011. Compliance related costs were a

HSBC USA Inc.

significant component of our cost base in 2011 increasing to $295 million in 2011 from $104 million in 2010. While we continue to focus attention on cost mitigation efforts in order to ensure realization of optimal cost efficiencies, we expect compliance-related costs will remain elevated in 2012 as we continue to address the requirements of the regulatory consent agreements. See “Results of Operations” for a more detailed discussion of our operating expenses.

Our efficiency ratio from continuing operations was 79.95 percent during 2011 compared to 69.15 percent during 2010. Our efficiency ratio during 2011 and 2010 was impacted by the change in the fair value of our debt for which we have elected fair value option accounting. Additionally, 2011 operating expenses were impacted by higher compliance costs and certain non-recurring items as discussed above. The deterioration in the efficiency ratio in 2011 reflects these higher operating expenses, while total revenues declined.

Our effective tax rate was 33.3 percent for 2011 compared to 30.4 percent for 2010. The effective tax rate for 2011 includes expense from foreign operations, the utilization of low income housing tax credits, the impact of state taxes, an adjustment in uncertain tax positions and the release of valuation allowance previously established on foreign tax credits.

2010 vs. 2009  Our overall results for 2010 improved significantly as lower provisions for credit losses and higher other revenues were partially offset by lower net interest income and higher operating expenses. During 2010, we continued to reduce legacy and other risk positions as opportunities arose, including the sale of $276 million in subprime residential mortgage loans previously held for sale and continued reductions in monoline counterparty exposures.

Other revenues (losses) improved during 2010, driven by significantly higher gains on instruments designated at fair value and related derivatives due largely to changes in the value of our own debt and related derivatives as well as higher trading revenue. Improved market conditions in 2010 and reduced outstanding exposure resulted in a reduction in valuation losses recorded in prior years. Other revenues during 2010 also includes several non-recurring items as presented in the table above as well as the impact of changes in value of our own debt and related derivatives for which we elected fair value option. Excluding the impact of all these items, other revenue increased $83 million during 2010 due primarily to higher trading revenue partially offset by lower mortgage banking revenue and lower securities gains. Lower mortgage banking revenue was driven by an increase in our estimated exposure on repurchase obligations associated with previously sold loans. Securities gains were lower in 2010 as the prior year period reflects gains of $236 million on the sale of securities in the second quarter of 2009 as part of a strategy to reduce risk.

Net interest income was $2.6 billion in 2010, a decrease of 12 percent over 2009. The decrease reflects the impact of lower average loan balances and rates earned on these balances. These reductions were partially offset by commercial loan repricings and lower cost of funds, including lower overall average rates on deposits.

Our provision for credit losses decreased $1.4 billion during 2010 primarily due to improvements in economic and credit conditions, including lower dollars of delinquency and reduced volatility in the housing markets which resulted in a moderation of loss severities on real estate secured loans. These conditions resulted in an improved outlook on future loss estimates for our residential mortgage loan portfolio as compared with the prior year. Provision for credit losses also decreased for both loans and loan commitments in the commercial loan portfolio due to lower outstanding balances including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Also contributing to the decrease were fewer customer downgrades across all business lines as compared to the prior year. The combination of all of these factors led to an overall net recovery in our provision for commercial loans during 2010.

Operating expenses increased $126 million in 2010, an increase of 4 percent over 2009. The increase largely resulted from higher fees paid to HTSU and other affiliates due to the centralization of additional shared services across North America including higher compliance costs and higher fees paid to HSBC Finance related to a change in how the refund anticipation loan program was managed in 2010. These increases were partially offset by lower salaries and employee benefit expense which reflects the centralization of additional shared services in

HSBC USA Inc.

North America within HTSU and continued cost management efforts, partially offset by increased salaries associated with the transfer of certain employees of HSBC Finance to the default mortgage loan servicing department (which cost is offset in other revenues). Compared with 2009 we also experienced lower occupancy expense, lower insurance costs, improved loss estimates on off-balance sheet credit exposure and significantly lower FDIC assessment fees as the prior year included an $82 million special assessment recorded in the second quarter of 2009.

Our efficiency ratio from continuing operations was 69.15 percent during 2010 as compared to 73.21 percent in 2009. The improvement in the efficiency ratio in 2010 reflects higher other revenues partially offset by lower net interest income and higher operating expenses.

Our effective tax rate for continuing operations was 30.4 percent in 2010 as compared to (36.6) percent in 2009. The effective tax rate for 2010 reflects a substantially higher level of pre-tax income, an increased level of low-income housing tax credits, an adjustment of uncertain tax positions, the release of valuation reserves on previously unrealizable deferred tax assets related to loss carry forwards and an adjustment of the tax rate used to record deferred taxes.

Loans  Loans, excluding loans held for sale, were $51.9 billion at December 31, 2011 compared to $49.8 billion at December 31, 2010. Loan balances at December 31, 2011 reflect the transfer of commercial and consumer loans related to our agreement to sell certain retail branches to loans held for sale with a current balance of $2.5 billion as well as the deconsolidation of the Bryant Park commercial paper conduit which contributed $1.2 billion to outstanding commercial loans at December 31, 2010. Excluding the impact to loans from these items, commercial loans increased $5.4 billion and consumer loans increased $385 million since December 31, 2010. The increase in commercial loans was driven by new business activity, particularly in global banking as well as in business banking and middle market enterprises. These increases were partially offset by paydowns and managed reductions in certain exposures. The increase in consumer loans largely reflects modest increases in residential mortgage loans, largely associated with originations targeted at our Premier customer relationships. We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises. These increases were partially offset by lower other consumer loans as our student loans and other installment loans continue to run-off. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

Credit Performance  Our allowance for credit losses as a percentage of total loans decreased to 1.43 percent at December 31, 2011 as compared to 1.71 percent at December 31, 2010. The decrease in our allowance ratio reflects a lower allowance for credit losses on most of our loan portfolios due to improved credit quality, including lower dollars of delinquency and charge-offs and improvements in economic conditions compared to the prior year. This was partially offset by a higher allowance as a percentage of loans in our residential mortgage loan portfolio primarily due to higher levels of troubled debt restructures.

Our consumer two-months-and-over contractual delinquency ratio as a percentage of loans and loans held for sale (“delinquency ratio”) on a continuing operations basis decreased to 6.01 percent at December 31, 2011 as compared to 6.04 percent at December 31, 2010 driven largely by higher receivable balances in our residential mortgage portfolio, while delinquency dollars remained relatively flat. See “Credit Quality” for a more detailed discussion of the decrease in our delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) decreased 85 basis points compared to the prior year primarily due to lower residential mortgage and commercial loan charge-offs driven by improved credit quality. See “Credit Quality” for a more detailed discussion of the decrease in net charge-offs and the net charge-off ratio.

HSBC USA Inc.

Performance of our Discontinued Operations  The financial information set forth below summarizes the financial results of our discontinued operations, which includes our General Motors MasterCard receivables (“GM Portfolio”) and our AFL-CIO Union Plus MasterCard/Visa receivables (“UP Portfolio”) and our private label credit card and closed-end receivable portfolios which we have agreed to sell to Capital One as well as our banknotes business, for the years ended December 31, 2011, 2010 and 2009 and certain loan information as of December 31, 2011 and 2010.

Year Ended December 31,	2011	2010	2009
	(in millions)
Interest income	$2,084	$2,268	$2,871
Interest expense	237	364	721

Net interest income	1,847	1,904	2,150
Provision for credit losses	404	1,099	2,713

Net interest income after provision for credit losses	1,443	805	(563)
Other revenues	108	871	1,344
Operating expenses	680	798	742

Income from discontinued operations before income tax	$871	$878	$39

Net interest margin to average earning assets	8.9%	7.9%	8.3%
Efficiency ratio	34.78	28.76	21.24

As of December 31,	2011	2010
	(in millions)
Loans of discontinued operations(1)(2)	$21,185	$21,942

(1)

At December 31, 2011 we did not have any outstanding securities backed with private label credit card or credit card receivables issued under conduit credit facilities with commercial and investment banks. At December 31, 2010, credit card and private label credit card receivables of $233 million were used to collateralize $150 million of funding transactions structured as secured financing under these funding programs. The facilities were terminated in April 2011 as such facilities were no longer considered to be a cost-effective source of funding.

(2)

At December 31, 2011, the receivables are carried at the lower of amortized cost or fair value. At December 31, 2010, loans were carried at amortized cost net of credit loss reserves which totaled $1,318 million.

Income from discontinued operations decreased during 2011 compared to 2010 due to lower other revenues and lower net interest income, partially offset by lower provisions for credit losses and lower operating expenses.

Lower net interest income for discontinued operations in 2011 reflects the impact of lower average outstanding private label and credit card loans and lower yields due to the implementation of certain provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) including restrictions impacting re-pricing of delinquent accounts and periodic re-evaluation of rate increases. These decreases were partially offset by lower charge-offs of credit card and private label card interest driven by lower outstanding balances and improved delinquencies, higher finance charges from the GM and UP portfolios previously recorded at fair value upon acquisition, which continue to decline and be replaced with new volume and a lower cost of funds on credit cards and private label cards due to a lower short-term interest rate environment.

The provision for credit losses related to discontinued operations decreased in 2011 due to lower receivable levels and improved credit quality including lower delinquency levels as well as a continued focus by consumers to reduce outstanding credit card debt. Also contributing to the decrease was the classification of the GM and UP credit card receivables and the private label credit card and closed-end receivables as held for sale in August 2011, which results in provision for credit losses no longer being recognized for these loans.

Other revenues for our discontinued operations decreased in 2011 due primarily to a $604 million lower of amortized cost or fair value adjustment in 2011 to the credit card and private label card receivables as well as lower receivable levels as a result of fewer active customer accounts, changes in customer behavior, improved

HSBC USA Inc.

delinquency levels and the implementation of certain provisions of the CARD Act subsequent to January 2010. The CARD Act has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees, restrictions on fees charged to process on-line and telephone payments and lower late fees due to limits on fees that can be assessed all of which are considered in determining the purchase price of the receivables purchased daily from HSBC Finance. Also contributing to the decrease were higher revenue share payments due to improved cash flows and renegotiation of certain merchant agreements since March 2010.

Operating expenses for our discontinued operations decreased largely as a result of lower charges from HSBC Finance due to lower levels of receivables being serviced as well as lower expenses relating to our discontinued banknotes business, the majority of which was sold in October 2010.

Loans of discontinued operations, net totaled $21.2 billion at December 31, 2011 compared to $21.9 billion at December 31, 2010. The decrease from 2010 is largely due to a decline in credit card and private label receivables as a result of fewer active customer accounts and a continued focus by consumers to reduce outstanding credit card debt.

2010 Compared to 2009 Income from discontinued operations increased in 2010 compared to 2009 due to lower provisions for credit losses, partially offset by lower net interest income, lower other revenues and higher operating expense.

Lower net interest income for discontinued operations in 2010 reflects the impact of lower average outstanding private label and credit card loans and lower credit card and private label card yields due to lower receivable levels at penalty pricing due to the impact of the CARD Act, higher premiums and higher charge-off of credit card interest as the portion of the GM and UP portfolios recorded at fair value upon purchase in 2009 continue to decline and be replaced with new volume. These decreases were partially offset by lower funding costs and the impact from re-pricing initiatives.

The provision for credit losses related to discontinued operations decreased in 2010 due to lower receivable levels, improved economic and credit conditions including lower dollars of delinquency, as well as an improved outlook on future loss estimates as the impact of the economic environment, including high unemployment levels, on losses was not as severe as previously anticipated due in part to improved customer payment behavior and the impact of tighter underwriting initiated in prior periods.

Other revenues for our discontinued operations decreased in 2010 due primarily to lower fee income resulting from lower credit card receivable levels outstanding including lower late fees driven by changes in customer behavior and the impact of the CARD Act, lower delinquency levels and higher revenue share payments due to improved cash flows and renegotiation of certain merchant agreements.

Operating expenses for our discontinued operations increased due to higher fraud expense and higher miscellaneous expenses partially offset lower charges from HSBC Finance due to lower levels of receivables being serviced.

Funding and Capital  Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 12.74 percent and 11.80 percent at December 31, 2011 and 2010, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We received no cash capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”) during 2011.

As part of the regulatory approvals with respect to the affiliate receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than a typical eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are

HSBC USA Inc.

owned by HSBC Bank USA. During 2011, HSBC Bank USA sold low-quality credit card receivables with a net book value of approximately $266 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. At December 31, 2011, the remaining purchased receivables subject to this requirement totaled $1.5 billion, of which $2 million held by HSBC Bank USA were considered low-quality assets. These receivables will be sold to Capital One as part of the previously discussed sale which is expected to close in the second quarter of 2012. We have exceeded the minimum capital ratios required at December 31, 2011 and 2010.

As discussed in previous filings, HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While HSBC USA will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis. Adoption of Basel II requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. We are uncertain as to when we will receive approval to adopt Basel II from the Federal Reserve Board, our primary regulator. We have integrated Basel II metrics into our management reporting and decision making process. As a result of Dodd-Frank, a banking organization that has formally implemented Basel II must calculate its capital requirements under Basel I and Basel II, compare the two results, and then use the lower of such ratios for purposes of determining compliance with its minimum tier 1 capital and total risk-based capital requirements.

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

Our results are also impacted by general economic conditions, including unemployment, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Changes in interest rates generally affect both the rates we charge to our customers and the rates we must pay on our borrowings. The primary risks to achieving our business goals in 2012 are largely dependent upon macro-economic conditions which include a weak housing market, high unemployment rates, the pace and extent of the economic recovery, volatility in the capital and debt markets and our ability to attract and retain loans and deposits from customers, all of which could impact trading and other revenue, net interest income, loan volume, charge-offs and ultimately our results of operations.

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

Year Ended December 31,	2011	2010	2009
	(in millions)
Net income (loss) – U.S. GAAP basis	$1,018	$1,564	$(142)
Adjustments, net of tax:
Unquoted equity securities	-	-	(19)
Reclassification of financial assets	1	(102)	(398)
Securities	13	82	(79)
Derivatives	8	11	17
Loan impairment	(1)	5	9
Property	(23)	28	-
Pension costs	22	77	38
Purchased loan portfolios	(49)	(53)	66
Servicing assets	1	1	2
Return of capital	-	(3)	(55)
Interest recognition	(2)	3	(2)
Litigation accrual	22	-	-
Gain on sale of auto finance loans	-	26	-
Other	4	5	(9)

Net income (loss) – IFRSs basis	1,014	1,644	(572)
Tax expense (benefit) – IFRSs basis	575	792	(254)

Profit (loss) before tax – IFRSs basis	$1,589	$2,436	$(826)

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

Loan impairment – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secure loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the carrying amount net of impairment allowances, and therefore reflects the collectibility of the loans.

Property – The sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under IFRSs while under US GAAP, such gain is deferred and recognized over ten years due to our continuing involvement.

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”) In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when “demonstrably committed to the transaction” as compared to U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under US GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

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

HSBC USA Inc.

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

Litigation accrual – A litigation accrual was recorded at year end related to a potential settlement of a legal matter where the loss criteria have been met and an accrual can be estimated for U.S. GAAP. Under IFRSs, apart from the likelihood of a potential settlement, it was determined that a present obligation does not exist at December 31, 2011 and, therefore, a liability was not recognized.

Gain on sale of auto finance loans – The differences in the gain on sale of the auto finance loans primarily reflects differences in the basis of the purchased loans sold between IFRSs and U.S. GAAP as well as differences in loan impairment provisioning as discussed above. The combination of these differences resulted in a higher gain under IFRSs.

Other – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, restructuring costs, legal accruals, depreciation expense and loans held for sale.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. We believe our policies are appropriate and fairly present the financial position of HSBC USA Inc.

The significant accounting policies used in the preparation of our consolidated financial statements are more fully described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements. Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by our management, including the use of estimates and assumptions. We base and establish our accounting estimates on historical experience, observable market data, inputs derived from or corroborated by observable market data by correlation or other means and on various other assumptions including those based on unobservable inputs that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. In addition, to the extent we use certain modeling techniques to assist us in measuring the fair value of a particular asset or liability, we strive to use such techniques which are consistent with those used by other market participants. Actual results may differ from these estimates due to the levels of subjectivity and judgment necessary to account for highly uncertain

HSBC USA Inc.

matters or the susceptibility of such matters to change. The impact of estimates and assumptions on the financial condition or operating performance may be material.

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

Because our estimate of the allowance for credit losses involves judgment and is influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable incurred credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence loan growth, portfolio seasoning, bankruptcy trends, trends in housing markets, delinquency rates and the flow of loans through various stages of delinquency, the realizability of any collateral and actual loss experience. Changes in such estimates could significantly impact our allowance and provision for credit losses. For example, a 10 percent change in our projection of probable net credit losses on our loans would have resulted in a change of approximately $74 million in our allowance for credit losses at December 31, 2011. The allowance for credit losses is a critical accounting estimate for our Retail Banking and Wealth Management, Commercial Banking, Global Banking and Markets and Private Banking segments.

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

•

All commercial loans that exceed $500,000 are evaluated individually for impairment. When a loan is found to be “impaired,” a specific reserve is calculated. Reserves against impaired loans, including consumer and commercial loans modified in troubled debt restructurings, are determined primarily by an analysis of discounted expected cash flows with reference to independent valuations of underlying loan collateral and considering secondary market prices for distressed debt where appropriate.

HSBC USA Inc.

•

Loans which are not individually evaluated for impairment and those evaluated and found not to be impaired are pooled into homogeneous categories of loans and evaluated to determine if it is deemed probable, based on historical data and other environmental factors, that a loss has been incurred even though it has not yet been manifested in a specific loan.

For consumer receivables and certain small business loans, we utilize a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately be charged-off based on recent historical experience. These estimates also take into consideration the loss severity expected based on the underlying collateral for the loan, if any, in the event of default. In addition, loss reserves are maintained on consumer receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing the allowance for credit losses on consumer receivables include growth, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters. We also consider key coverage ratios in developing our allowance estimates. The resulting loss coverage ratio varies by portfolio based on inherent risk and, where applicable, regulatory guidance. Roll rates are regularly updated and benchmarked against actual outcomes to ensure that they remain appropriate.

An advanced credit risk methodology is utilized to support the estimation of incurred losses inherent in pools of homogeneous commercial loans and off-balance sheet risk. This methodology uses the probability of default from the customer risk rating assigned to each counterparty, the “Loss Given Default” rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. A suite of models, tools and templates is maintained using quantitative and statistical techniques, which are combined with management’s judgment to support the assessment of each transaction. These were developed using internal data and supplemented with data from external sources which was judged to be consistent with our internal credit standards. These advanced measures are applied to the homogeneous credit pools to estimate the required allowance for credit losses.

The results from the commercial analysis, consumer roll rate analysis and the specific impairment reserving process are reviewed each quarter by the Credit Reserve Committee. This committee also considers other observable factors, both internal and external to us in the general economy, to ensure that the estimates provided by the various models adequately include all known information at each reporting period. Loss reserves are maintained to reflect the committee’s judgment of portfolio risk factors which may not be fully reflected in statistical models or when historical trends are not reflective of current inherent incurred losses in the loan portfolio. The allowance for credit losses is reviewed with our Audit Committee of the Board of Directors each quarter.

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

The impairment testing of our goodwill is a “critical accounting estimate” due to the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management’s judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the risk adjusted cost of capital used to discount future cash flows. The risk adjusted cost of capital percentage is

HSBC USA Inc.

generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of that used by market participants which involves management’s judgment. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible such estimate could change. When management’s judgment is that the anticipated cash flows have decreased and/or the cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value of the reporting unit is determined to be lower than the carrying amount, an impairment charge may be recorded and net income will be negatively impacted.

Impairment testing of goodwill requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. Reporting units were identified based upon an analysis of each of our individual operating segments. A reporting unit is defined as an operating segment or any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying amount of each reporting unit based on its relative fair value.

We have established July 1 of each year as the date for conducting our annual goodwill impairment assessment. The goodwill impairment analysis is a two step process. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, including allocated goodwill, there is no indication of impairment and no further procedures are required. If the carrying amount including allocated goodwill exceeds fair value, the second step is performed to quantify the impairment amount, if any. If the implied fair value of goodwill as determined using the same methodology as used in a business combination is less than the carrying amount of goodwill, an impairment charge is recorded for the excess. An impairment recognized cannot exceed the amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairment are not permitted. At July 1, 2011, the estimated fair value of each reporting unit exceeded its carrying amount and, as such, none of our recorded goodwill was deemed to be impaired.

As a result of increased market volatility during the second half of 2011, we performed an interim impairment test of the goodwill associated with our Global Banking and Markets reporting unit as of December 31, 2011. As a result of this test, the fair value of the Global Banking and Markets reporting unit continued to exceed its carrying value, including goodwill. At December 31, 2011, goodwill totaling $612 million has been allocated to our Global Banking and Markets reporting unit. As of December 31, 2011 the book value including goodwill of our Global Banking and Markets reporting unit was 80 percent of fair value. Our goodwill impairment testing is however, highly sensitive to certain assumptions and estimates used as discussed above. We continue to perform periodic analyses of the risks and strategies of our business and product offerings. If significant deterioration in the economic and credit conditions occur, or changes in the strategy or performance of our business or product offerings occur, an interim impairment test will be required in 2012.

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

HSBC USA Inc.

We review and update our fair value hierarchy classifications at the end of each quarter. Quarterly changes related to the observability of the inputs to a fair value measurement may result in a reclassification between hierarchy levels. Level 3 assets as a percentage of total assets measured at fair value were approximately 3.4 percent and Level 3 liabilities as a percentage of total liabilities measured at fair value were approximately 3.6 percent at December 31, 2011. Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or changes in other comprehensive income recorded for a particular financial instrument. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value see “Fair Value” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Loans held for sale – Certain residential mortgage whole loans are classified as held for sale and are accounted for at the lower of amortized cost or fair value. The fair value of certain of these loans have historically been determined based on valuations of mortgage-backed securities that would be observed in a hypothetical securitization adjusted for dissimilarity in the underlying collateral, market liquidity, and direct transaction costs to convert mortgage loans into securities. During the recent market turmoil, pricing information on mortgage related assets became less available. In an inactive market where securitizations of mortgage whole loans may not regularly occur, we utilize alternative market information by reference to different exit markets to determine or validate the fair value of our mortgage whole loans. The determination of fair value for mortgage whole loans takes into account factors such as the location of the collateral, the loan-to-value ratio, the estimated rate and timing of delinquency, the probability of foreclosure and loss severity if foreclosure does occur.

Certain other consumer receivables and commercial loans are classified as held for sale and are accounted for at the lower of amortized cost or fair value. The determination of fair value for these other consumer receivables is based on discounted expected cash flows, which takes into consideration factors such as future interest rates, prepayment speeds, default and loss curves, and market discount rates. The determination of fair value for commercial loans takes into account factors such as the location and appraised value of the related collateral, as well as the estimated cash flows from realization of the collateral.

HSBC USA Inc.

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

HSBC USA Inc.

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

•

Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings; and

•

Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent of its effectiveness, until earnings are impacted by the variability of cash flows from the hedged item. Any ineffectiveness is recognized in current period earnings.

Derivatives Held for Hedging  Derivatives designated as qualified hedges are tested for hedge effectiveness. For these transactions, assessments are made at the inception of the hedge and on a recurring basis, whether the derivative used in the hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using statistical regression analysis.

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

Impairment of Securities Available-for-Sale  Securities available-for-sale are measured at fair value and changes in fair value, net of related income taxes, are recognized in equity in other comprehensive income until the securities are either sold or an other-than-temporary impairment loss is recognized. Where the amount recognized in other comprehensive income related to a security available-for-sale represents a loss, the security is deemed to be impaired. To the extent that the impairment is deemed to be other-than-temporary, an other-than-temporary impairment loss is recognized. However for financial statement presentation purposes, only the credit loss component of such difference is recognized in earnings for a debt security that we do not intend to sell and for which it is not more-likely-than-not that we will be required to sell prior to recovery of its amortized cost basis. We do not consider impairment of held-to-maturity securities to be a critical accounting estimate as such security holdings are not significant.

Total securities available-for-sale amounted to $53.3 billion and $45.5 billion at December 31, 2011 and 2010, respectively, of which $53.1 billion or 99.7 percent at December 31, 2011 and $45.4 billion or 99.8 percent at December 31, 2010 were debt securities. The amount recorded in other comprehensive income relating to debt

HSBC USA Inc.

securities available-for-sale amounted to an increase of $862 million and $211 million during December 31, 2011 and 2010, respectively. A reduction in other comprehensive income relating to a debt security available-for-sale occurs when the fair value of the security is less than the security’s acquisition cost (net of any principal repayments and amortization) less any other-than-temporary impairment loss recognized in earnings.

Management is required to exercise judgment in determining whether an impairment is other-than-temporary or reflects a credit loss that must be recognized in earnings. For debt securities available-for-sale, objective evidence required to determine whether an impairment is other-than-temporary or reflects evidence of a credit loss event that results in a decrease in estimated future cash flows. Where cash flows are readily determinable, a low level of judgment may be involved. Where determination of estimated future cash flows requires consideration of a number of variables, some of which may be unobservable in current market conditions, more significant judgment is required.

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

Management’s current assessment of the holdings of available-for-sale ABSs with the most sensitivity to possible future impairment is focused on subprime and Alt-A residential mortgage-backed securities (“MBSs”). Our principal exposure to these securities is in the Global Banking and Markets’ business. Excluding holdings in certain special purpose entities where significant first loss risks are borne by external investors, the available-for-sale holdings in these categories within Global Banking and Markets amounted to $4 million at both December 31, 2011 and December 31, 2010. The available-for-sale fair value adjustment as at December 31, 2011 in relation to these securities was an unrealized loss of less than $1 million and at December 31, 2010, an unrealized gain of $1 million.

The main factors in the reduction in fair value of these securities over the period were the effects of reduced market liquidity and negative market sentiment. The level of actual credit losses experienced was relatively low in both 2011 and 2010, notwithstanding the deterioration in the performance of the underlying mortgages in the period as U.S. home prices remained under pressure and defaults increased. The absence of significant credit losses is judged to be attributable to the seniority of the tranches we held as well as the priority for cash flow held by these tranches. We did not recognize any other-than-temporary impairment on held-to-maturity or available-for-sale securities in 2011. In 2010, we recognized other-than-temporary impairment on held-to-maturity and available-for-sale securities of $79 million in earnings.

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

HSBC USA Inc.

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

Because the fair values of MSRs are significantly impacted by the use of estimates, the use of different estimates can result in changes in the estimated fair values of those MSRs, which can result in earnings volatility because such changes are reported in current period earnings.

Deferred Tax Assets  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances, totaled $1.8 billion and $1.3 billion as of December 31, 2011 and 2010, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws, we have included the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

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

We estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under generally accepted accounting principles. Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 can be found in Note 19, “Income Taxes,” in the accompanying consolidated financial statements.

HSBC USA Inc.

Contingent Liabilities  Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. These actions include assertions concerning violations of laws and/or unfair treatment of consumers.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel.

Litigation exposure represents a key area of judgment and is subject to uncertainty and certain factors outside of our control. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether it is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. We will continue to update our accruals for these legal proceedings as facts and circumstances change. See Note 30, “Collateral, Commitments and Contingent Liabilities” in the accompanying consolidated financial statements.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at December 31, 2011 and increases (decreases) over prior periods are summarized in the table below:

		Increase (Decrease) From
		December 31, 2010		December 31, 2009
	December 31, 2011	Amount	%	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$30,179	$12,165	67.5%	$7,111	30.8%
Loans, net	51,124	2,167	4.4	665	1.3
Loans held for sale	3,670	1,280	53.6	762	26.2
Trading assets	38,800	6,398	19.7	12,997	50.4
Securities	55,316	6,603	13.6	25,885	88.0
Other assets	31,191	(2,146)	(6.4)	(8,219)	(20.9)

	$210,280	$26,467	14.4%	$39,201	22.9%

Funding sources:
Total deposits	$139,729	$19,111	15.8%	$21,526	18.2%
Trading liabilities	14,186	3,658	34.7	6,276	79.3
Short-term borrowings	16,009	822	5.4	9,497	100+
All other liabilities	5,145	1,478	40.3	(3,089)	(37.5)
Long-term debt	16,709	(371)	(2.2)	1,666	11.1
Shareholders’ equity	18,502	1,769	10.6	3,325	21.9

	$210,280	$26,467	14.4%	$39,201	22.9%

HSBC USA Inc.

Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements. Balances will fluctuate from year to year depending upon our liquidity position at the time. Overall balances increased in 2011 as a result of increased liquidity driven by higher deposit levels.

Loans, Net  Loan balances at December 31, 2011, and increases (decreases) over prior periods are summarized in the table below:

		Increase (Decrease) From
		December 31, 2010		December 31, 2009
	December 31, 2011	Amount	%	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$7,860	$(368)	(4.47)%	$(998)	(11.27)%
Business banking and middle market enterprises	9,642	1,697	21.36	2,121	28.20
Global banking(1)	12,658	1,913	17.80	2,933	30.16
Other commercial loans	3,489	404	13.10	(421)	(10.77)

Total commercial loans	33,649	3,646	12.15	3,635	12.11

Consumer loans:
Residential mortgages excluding home equity mortgages	14,113	416	3.04	391	2.85
Home equity mortgages	2,563	(1,257)	(32.91)	(1,601)	(38.45)

Total residential mortgages	16,676	(841)	(4.80)	(1,210)	(6.77)
Auto finance	-	-	-	(1,701)	(100.00)
Credit Card	828	(422)	(33.76)	(445)	(32.52)
Other consumer	714	(325)	(31.28)	(473)	(39.85)

Total consumer loans	18,218	(1,588)	(8.02)	(3,829)	(17.37)

Total loans	51,867	2,058	4.13	(194)	(0.37)
Allowance for credit losses	743	(109)	(12.79)	(859)	(53.62)

Loans, net	$51,124	$2,167	4.43%	$665	1.32%

(1)

Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to selected high quality Latin American and other multinational customers managed by HSBC on a global basis.

Commercial loan balances at December 31, 2011 reflect the transfer of commercial loans to held for sale during 2011 with a current balance of $521 million as part of our agreement to sell certain retail branches and related loans to First Niagara. In addition, commercial loan balances at December 31, 2010 reflect $1.2 billion of loans relating to the Bryant Park commercial paper conduit which we deconsolidated in March, 2011. Excluding the impact of these items, commercial loan balances increased $5.4 billion since December 31, 2010, driven by new business activity, particularly in global banking as well as in business banking and middle market enterprises. These increases were partially offset by paydowns and managed reductions in certain exposures. Excluding the impact of the transfer to loans to held for sale discussed above, commercial loans increased $4.1 billion since December 31, 2009, driven largely by new business activity.

Residential mortgage loans have decreased since December 31, 2010 and 2009 primarily due to the transfer of residential mortgage loans with a current balance of $1.4 billion to loans held for sale in 2011 as a result of our previously discussed agreement to sell certain retail branches and related loans. Excluding the impact of the transfer of loans to loans held for sale, residential mortgage loans increased modestly from 2010 and 2009. The balances reflect increases to the portfolio associated with originations targeted at our Premier customer relationships. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a majority of our new residential loan originations through the secondary markets.

HSBC USA Inc.

As previously discussed, real estate markets in a large portion of the United States have been and continue to be affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our mortgage loan portfolio have generally deteriorated since origination. Refreshed LTV ratios for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale, are presented in the table below.

	Refreshed LTVs(1)(2) at December 31, 2011		Refreshed LTVs(1)(2) at December 31, 2010
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	75.4%	62.2%	75.1%	64.1%
80% < LTV < 90%	11.0	13.7	11.9	13.5
90% < LTV < 100%	6.5	10.2	6.8	9.8
LTV > 100%	7.2	13.8	6.2	12.6
Average LTV for portfolio	67.7%	71.2%	67.1%	73.6%

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

(2)

Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of September 30, 2011 and 2010, respectively.

Credit card receivable balances, which represents our legacy HSBC Bank USA credit card portfolio, decreased compared to both December 31, 2010 and 2009 driven by the transfer of credit card receivables with a current balance of $416 million to loans held for sale in 2011 as a result of our agreement to sell certain branches and related loans to First Niagara and a continued focus by customers to reduce outstanding credit card debt. Excluding the transfer of these receivables to held for sale, credit card receivables were essentially flat compared to both December 31, 2010 and 2009 as customers continues to focus on managing outstanding debt levels.

Auto finance loans decreased from 2009 as a result of the sale of the remainder of our auto finance loans to SC USA in August 2010.

Other consumer loans have decreased from both 2010 and 2009 and reflect the transfer of loans with a current balance of $161 million to loans held for sale during 2011 as a result of our agreement to sell certain branches and related loans to First Niagara as well as the discontinuation of student loan originations and the run-off of our installment loan portfolio.

Loans Held for Sale  Loans held for sale at December 31, 2011 and increases (decreases) over prior periods are summarized in the following table.

		Increase (Decrease) From
		December 31, 2010		December 31, 2009
	December 31, 2011	Amount	%	Amount	%
	(dollars are in millions)
Total commercial loans	$965	$(391)	(28.8)%	$(161)	(14.3)%

Consumer loans:
Residential mortgages	2,058	1,104	100+	672	48.5
Credit card receivables	416	416	100.0	416	100.0
Auto finance	-	-	-	(353)	(100.0)
Other consumer	231	151	100+	188	100+

Total consumer loans	2,705	1,671	100+	923	51.8

Total loans held for sale	$3,670	$1,280	53.6%	$762	26.2%

HSBC USA Inc.

Included in loans held for sale at December 31, 2011 are $2.5 billion on loans that are being sold as part of our agreement to sell certain branches, including $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card receivables and $161 million of other consumer loans.

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $377 million, $1.0 billion and $1.1 billion at December 31, 2011, 2010 and 2009, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. Commercial loan balances under this program decreased compared to 2010 and 2009 due to loan sales. In addition beginning in 2010, we provided loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. The fair value of commercial loans held for sale under this program was $273 million at December 31, 2010. There were none of these commercial loans outstanding as of December 31, 2011. See Note 18, “Fair Value Option,” in the accompanying consolidated financial statements for further information.

In addition to the $1.4 billion of residential mortgage loans held for sale to First Niagara at December 31, 2011 discussed above, residential mortgage loans held for sale include subprime residential mortgage loans of $181 million, $391 million and $757 billion at December 31, 2011, 2010 and 2009, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retained the servicing rights in relation to the mortgages upon sale. Excluding the balances relating to the first Niagara sale, overall balances have declined in 2011 largely due to subprime residential mortgage loan sales. We sold subprime residential mortgage loans with a carrying amount of $229 million and $276 million in 2011 and 2010, respectively.

Auto finance loans held for sale at December 31, 2009 were sold to HSBC Finance during the first quarter of 2010 to facilitate the completion of a loan sale to a third party.

In addition to the transfer of closed-end private label loans with a current balance of $161 million to held for sale in 2011 discussed above, other consumer loans held for sale in all years also consists of student loans which we no longer originate.

Trading Assets and Liabilities  Trading assets and liabilities balances at December 31, 2011, and increases over prior periods, are summarized in the following table.

		Increase From
		December 31, 2010		December 31, 2009
	December 31, 2011	Amount	%	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$12,946	$3,281	33.9%	$7,606	100+ %
Precious metals	17,082	357	2.1	4,828	39.4
Derivatives(2)	8,772	2,760	45.9	563	6.9

	$38,800	$6,398	19.7%	$12,997	50.4%

Trading liabilities:
Securities sold, not yet purchased	343	131	61.8%	212	100+
Payables for precious metals	6,999	1,673	31.4	4,541	100+
Derivatives(3)	6,844	1,854	37.2	1,523	28.6

	$14,186	$3,658	34.7%	$6,276	79.3%

(1)	Includes U.S. Treasury securities, securities issued by U.S. government agencies and U.S. government sponsored enterprises, other asset backed securities, corporate bonds and debt securities.

HSBC USA Inc.

(2)

At December 31, 2011, 2010 and 2009, the fair value of derivatives included in trading assets has been reduced by $4.8 billion, $3.1 billion and $2.7 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)

At December 31, 2011, 2010 and 2009, the fair value of derivatives included in trading liabilities has been reduced by $6.3 billion, $5.8 billion and $7.2 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative.

Securities balances as well as balances of securities sold, not yet purchased at December 31, 2011 increased from 2010 due to changes in Treasury and emerging markets positions related to hedges for derivative positions in both the interest rate and emerging market trading portfolios. Securities balance increases from 2009 also reflect increased market values for asset backed securities partially offset by the impact of sales of mortgage backed and asset backed securities held for trading purposes in 2009.

Precious metals trading assets at December 31, 2011 increased compared to 2010 and 2009 primarily due to an increase in unallocated client balances held as well as higher gold prices and, as it relates to 2009, higher prices on most metals. The higher payable for precious metals compared to both 2010 and 2009 was primarily due to an increase in unallocated client balances, including higher gold prices.

Derivative assets and liabilities balances as compared to 2010 and 2009 were impacted by market movements as valuations of credit derivatives increased from spread widening and increased value in foreign exchange and interest rate derivatives. This was partially offset by the continued decrease in credit derivative positions as a number of transactions unwind and commutations reduced the outstanding market value as management continues to actively reduce exposure.

Deposits  Deposit balances by major depositor categories at December 31, 2011, and increases (decreases) over prior periods, are summarized in the following table.

		Increase (Decrease) From
		December 31, 2010		December 31, 2009
	December 31, 2011	Amount	%	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$101,669	$(2,286)	(2.2)%	$3,293	3.3%
Domestic and foreign banks	20,626	8,714	73.2	7,180	53.4
U.S. government and states and political subdivisions	835	(3,458)	(80.5)	(3,579)	(81.1)
Foreign governments and official institutions	1,455	997	100+	(512)	(26.0)
Deposits held for sale(1)	15,144	15,144	100.0	15,144	100.0

Total deposits	$139,729	$19,111	15.8%	$21,526	18.2%

Total core deposits(2)	$104,139	$13,168	14.5%	$20,912	25.1%

(1)	Represents deposits we have agreed to sell to First Niagara

(2)

We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000. Balances at December 31, 2011 include deposits held for sale.

Deposits continued to be our primary source of funding during 2011, 2010 and 2009. Deposits at December 31, 2011 have increased since December 31, 2010 and 2009 as increases in domestic and foreign bank placed deposits and, since 2009, growth in branch-based deposit products driven primarily by our Premier strategy was partially offset by our efforts to manage down low margin wholesale deposits in order to maximize profitability. Core domestic deposits, which are a substantial source of our core liquidity, increased during 2011 from both 2010 and 2009 driven by continuing growth in our Premier balances and increases in institutional transaction account balances.

HSBC USA Inc.

The strategy for our core retail banking business, includes building deposits and wealth management across multiple markets, channels and segments. This strategy includes various initiatives, such as:

•

HSBC Premier, HSBC’s global banking service that offers internationally minded mass affluent customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager. Total Premier deposits have grown to $30.5 billion at December 31, 2011 as compared to $29.5 billion and $23.6 billion at December 31, 2010 and 2009, respectively; and

•	Deepening our existing customer relationships by needs-based sales of wealth, banking and mortgage products.

Short-Term Borrowings  Balances at December 31, 2010 include $3.0 billion of commercial paper related to the Bryant Park VIE which we no longer consolidate beginning in the first quarter of 2011. Excluding this amount, short-term borrowings increased significantly from 2010 and 2009 due to higher levels of commercial paper outstanding and, as it relates to 2009, significantly increased levels of securities sold under agreements to repurchase.

Long-Term Debt  Long-term debt at December 31, 2011 decreased as compared to 2010, primarily due to the impact of long-term debt retirements and continued focus on deposit gathering activities, partially offset by the issuance of $6.3 billion of medium-term notes which includes $618 million issued by HSBC Bank USA and $3.0 billion of privately issued notes to HSBC North America Holdings Inc. in April 2011. Long-term debt at December 31, 2010 increased as compared to 2009 due to the issuance of $4.6 billion of term-debt funding in 2010, including the collective issuance of $2.0 billion in subordinated debt by HSBC Bank USA and HSBC USA Inc., partially offset by an increased mix of lower rate short-term funding, the impact of long-term debt retirements and continued focus on deposit gathering activities.

Incremental issuances from the $40.0 billion HSBC Bank USA Global Bank Note Program totaled $618 million during 2011 and $1.9 billion during 2010. Total debt outstanding under this program was $4.9 billion at December 31, 2011 and 2010.

Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $2.6 billion during 2011 compared to incremental issuances of $2.5 billion during 2010. Total long-term debt outstanding under this shelf was $3.8 billion and $6.5 billion at December 31, 2011 and 2010, respectively.

Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at December 31, 2011 and 2010. At December 31, 2011, we had the ability to access further borrowings of up to $4.3 billion based on the amount pledged as collateral with the FHLB.

During the third quarter of 2011, we notified the holders of our outstanding Putable Capital Notes with an aggregate principal amount of $129 million (the “Notes”) that, pursuant to the terms of the Notes, we had elected to revoke the obligation to exchange capital securities for the Notes and would redeem the Notes in full. The Notes were redeemed in January, 2012.

HSBC USA Inc.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for residential mortgage loans. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

		Three Months Ended
	Full Year 2011	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Number of REO properties at end of period	206	206	275	436	607
Number of properties added to REO inventory in the period	507	63	57	122	265
Average loss on sale of REO properties(1)	4.0%	3.8%	2.3%	1.5%	5.7%
Average total loss on foreclosed properties(2)	50.5%	50.7%	57.5%	41.7%	44.6%
Average time to sell REO properties (in days)	263	341	272	232	212

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

Our methodology for determining the fair values of the underlying collateral as described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” is continuously validated by comparing our net investment in the loan subsequent to charging the loan down to net realizable value less cost to sell, or our net investment in the property upon completing the foreclosure process, to the updated broker’s price opinion and once the collateral has been obtained, any adjustments that have been made to lower the expected selling price, which may be lower than the broker’s price opinion. Adjustments in our expectation of the ultimate proceeds that will be collected are recognized as they occur based on market information at that time and consultation with our listing agents for the properties.

As previously reported, beginning in late 2010, we suspended all new foreclosure proceedings and in early 2011 suspended foreclosures where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosure and re-filed affidavits where necessary. During 2011, we added 507 properties to REO inventory which primarily reflects loans for which we had either accepted the deed to the property in lieu of payment or for which we received a foreclosure judgment prior to the suspension of foreclosures. We expect the number of REO properties added to inventory during 2012 will continue to be impacted by extended foreclosure timelines in all states and as we continue to refine our foreclosure processes.

The number of REO properties decreased throughout 2011 driven by the temporary suspension of foreclosures as previously discussed above as well as sales of REO properties during the year. We have resumed processing the majority of foreclosure activities in 48 states where judgment had not yet been entered and anticipate resuming suspended foreclosure activities in all states in the first quarter of 2012. We have begun initiating new foreclosure activities in 42 states and anticipate adding additional states during the first quarter of 2012. However, it will be a number of months before we resume all foreclosure activities in all states as we need to ensure we are satisfied that applicable enhanced processes have been implemented and it will take time to work through the backlog of loans that have not been referred to foreclosure in each state.

HSBC USA Inc.

In addition, certain courts and state legislatures are implementing new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased. Also in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors when coupled with other mortgage lenders who also temporarily suspended foreclosure activities and have now resumed their foreclosure activities, has led to a significant backlog of foreclosures in the marketplace which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

During the second half of 2011, we began to see an increase in the average number of days to sell REO properties. As a result of the decrease in new REO properties being added to inventory, there is a greater mix of REO properties being sold which we have held for longer periods of time.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income (loss).

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented in this MD&A under the caption “Consolidated Average Balances and Interest Rates – Continuing Operations.”

HSBC USA Inc.

In the following table which summarizes the significant components of net interest income according to “volume” and “rate” includes $237 million, $306 million and $522 million for 2011, 2010 and 2009, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

		2011 Compared to 2010 Increase (Decrease)			2010 Compared to 2009 Increase (Decrease)
Year Ended December 31,	2011	Volume	Rate	2010	Volume	Rate	2009
	(in millions)
Interest income:
Interest bearing deposits with banks	$76	$(2)	$5	$73	$31	$(2)	$44
Federal funds sold and securities purchased under resale agreements	57	1	18	38	(13)	6	45
Trading assets	197	115	(65)	147	62	(134)	219
Securities	1,263	282	(199)	1,180	396	(210)	994
Loans:
Commercial	903	24	(27)	906	(106)	(107)	1,119
Consumer:
Residential mortgages	637	11	(52)	678	(142)	(64)	884
Home equity mortgages	118	(14)	3	129	(16)	(2)	147
Credit cards	88	(2)	(3)	93	1	(13)	105
Auto finance	-	(169)	-	169	(249)	(24)	442
Other consumer	67	(9)	2	74	(8)	(6)	88

Total consumer	910	(183)	(50)	1,143	(414)	(109)	1,666
Other interest	44	(6)	2	48	(12)	14	46

Total interest income	3,450	231	(316)	3,535	(56)	(542)	4,133

Interest expense:
Deposits in domestic offices:
Savings deposits	272	26	(133)	379	65	(270)	584
Other time deposits	136	(9)	(29)	174	(40)	(136)	350
Deposits in foreign offices:
Foreign banks deposits	4	(2)	(6)	12	(4)	2	14
Other time and savings	14	-	(1)	15	10	(37)	42
Deposits held for sale	16	16	-	-	-	-	-
Short-term borrowings	43	1	(36)	78	39	(22)	61
Long-term debt	645	90	8	547	(96)	45	598

Total interest expense	1,130	122	(197)	1,205	(26)	(418)	1,649

Other	99	74	20	5	5	-	-

Total interest expense	1,229	196	(177)	1,210	(21)	(418)	1,649

Net interest income – taxable equivalent basis	2,221	$35	$(139)	2,325	$(35)	$(124)	2,484

Less: tax equivalent adjustment	20			18			22

Net interest income – non taxable equivalent basis	$2,201			$2,307			$2,462

HSBC USA Inc.

The significant components of net interest margin are summarized in the following table.

Year Ended December 31,	2011	2010	2009
Yield on total earning assets	2.26%	2.57%	3.33%
Rate paid on interest bearing liabilities	.90	.91	1.35

Interest rate spread	1.36	1.66	1.98
Benefit from net non-interest or paying funds	.09	.03	.02

Net interest margin	1.45%	1.69%	2.00%

Significant trends affecting the comparability of 2011, 2010 and 2009 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	2011		2010		2009
Year Ended December 31,	Amount	Interest Rate Spread	Amount	Interest Rate Spread	Amount	Interest Rate Spread
	(dollars are in millions)
Net interest income/interest rate spread from prior year	$2,325	1.66%	$2,484	1.98%	$3,178	2.50%

Increase (decrease) in net interest income associated with:
Trading related activities	129		(107)		(78)
Balance sheet management activities(1)	(84)		(26)		(219)
Credit card portfolio	(5)		(12)		5
Commercial loans	(13)		(158)		143
Deposits	96		117		(216)
Residential mortgage banking	18		(28)		(6)
Interest on estimated tax exposures	(94)		(5)		-
Other activity	(151)		60		(323)

Net interest income/interest rate spread for current year	$2,221	1.36%	$2,325	1.66%	$2,484	1.98%

(1)

Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to managing such risk, are described under the caption “Risk Management” in this Form 10-K.

Trading related activities  Net interest income for trading related activities increased during 2011 primarily due to higher balances on interest earning trading securities, which was partially offset by lower rates earned on these assets. Net interest income for trading related activities decreased during 2010 and 2009 primarily due to lower balances on interest earning trading assets, such as trading bonds, which was partially offset by lower cost of funds.

Balance sheet management activities  Lower net interest income from balance sheet management activities during 2011 reflects the sale of certain collateralized mortgage obligations which were sold for risk management purposes. Lower net interest income from balance sheet management activities during 2010 and 2009 was primarily due to the sale of securities in 2010 and the re-investment into lower margin securities, partially offset by positions taken in expectation of decreasing short-term rates including in 2010, additional purchases of U.S. Treasuries and Government National Mortgage Association mortgage-backed securities.

Credit card portfolio  Net interest income on credit card receivables decreased during 2011 and 2010 primarily reflecting lower levels of loans at penalty pricing due to implementation of the CARD Act, partially offset by lower funding costs and the impact of repricing initiatives. Net interest income on credit card receivables increased in 2009 due to lower cost of funds, partially offset by lower average balances outstanding.

HSBC USA Inc.

Commercial loans  Net interest income on commercial loans was lower during 2011 due to lower average loan rates, partially offset by lower funding costs and higher average loan balances. Net interest income on commercial loans decreased during 2010 primarily due to lower average loan balances, partially offset by loan repricing, lower levels of nonperforming loans and lower funding costs. Net interest income on commercial loans was higher during 2009 due primarily to loan repricing and lower funding costs, partially offset by lower average balances.

Deposits  Higher net interest income during 2011 and 2010 reflects improved spreads in the Retail Banking and Wealth Management (“RBWM”) and Commercial Banking (“CMB”) business segments as deposit pricing has been adjusted to reflect the on-going low interest rate environment. Both segments continue to be impacted however, relative to historical trends by the current rate environment and the growth in higher yielding deposit products such as Premier investor accounts. Lower net interest income during 2009 related to deposits is primarily due to spread compression on core banking activities in the RBWM and CMB business segments. These segments were affected by falling interest rates, growth in higher yielding deposit products and an overall competitive retail market.

Residential mortgage banking  Higher net interest income during 2011 resulted from lower funding costs. Lower net interest income during 2010 and 2009 resulted from lower average residential loans outstanding partially offset by lower funding costs. Lower average residential loans outstanding resulted in part from the sale, in addition to normal sale activity, of approximately $4.5 billion of prime adjustable and fixed rate residential mortgages during 2009.

Interest on estimated tax exposures  Lower net interest income in 2011 resulted from higher interest expense associated with tax reserves on estimated exposures.

Other activity  Net interest income on other activity was lower during 2011, largely attributable to lower net interest income from the sale of auto finance receivables in August 2010. Net interest income on other activity was higher in 2010, largely driven by lower interest expense related to long-term debt and higher net interest income related to interest bearing deposits with banks, partially offset by lower net interest income on auto finance receivables. Net interest income was lower in 2009 due to lower break funding charges charged back to specific loan portfolios, which was partially offset by higher net interest income related to a portfolio of auto finance loans purchased in January 2009 and lower funding costs on non-earning assets.

Provision for Credit Losses  The provision for credit losses associated with our various loan portfolios is summarized in the following table:

Year Ended December 31,	2011	2010	2009
	(in millions)
Commercial:
Construction and other real estate	$11	$101	$177
Business banking and middle market enterprises	(3)	19	137
Global banking	31	(163)	215
Other commercial	(28)	(35)	93

Total commercial	$11	$(78)	$622

Consumer:
Residential mortgages, excluding home equity mortgages	133	(14)	364
Home equity mortgages	49	13	195
Credit card receivables	46	68	100
Auto finance	-	35	104
Other consumer	19	10	46

Total consumer	247	112	809

Total provision for credit losses	$258	$34	$1,431

HSBC USA Inc.

During 2011 and 2010, we decreased our credit loss reserves as the provision for credit losses was lower than net charge-offs by $63 million and $719 million, respectively. During 2009, we increased our credit loss reserves as the provision for credit losses was $574 million greater than net charge-offs. The decrease in 2011 largely reflects lower loss estimates in our commercial loan portfolio. The decrease in 2010 reflects lower loss estimates in our commercial and consumer loan portfolios while loss estimates in these portfolios in 2009 reflect deteriorating economic conditions which existed at that time. The provision as a percentage of average receivables was 0.51 percent in 2011, 0.07 percent in 2010 and 2.46 percent in 2009.

Our commercial loan loss provision increased in 2011, driven by specific provisions of $41 million associated with a corporate lending relationship and $45 million associated with the downgrade of an individual commercial real estate loan which was partially offset by lower commercial real estate and business banking charge-offs and reserve reductions on troubled debt restructures in commercial real estate and middle market enterprises. In addition, while our commercial loan provision in both 2011 and 2010 reflects managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of criticized assets and in 2010 nonperforming loans, the impact on provision was much more pronounced in 2010. Given the nature of the factors driving the change in commercial loan provision during 2011, provision levels recognized in 2011 should not be considered indicative of provision levels in the future.

Commercial loan provision for credit losses decreased during 2010 as a result of lower loss estimates in all commercial portfolios due to lower outstanding balances including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits. Lower loss estimates in 2010 also reflect lower levels of nonperforming loans and criticized assets. The combination of all these factors led to an overall net recovery in provision for commercial loans during 2010. These decreases were partially offset by a continued high level of provision relating to certain commercial real estate lending relationships.

The provision for credit losses on residential mortgages including home equity mortgages increased $183 million during 2011 as compared to a decrease of $560 million during 2010. While residential mortgage loan credit quality continues to improve as early stage delinquency and charge-off levels continue to decline, the prior year period reflects reserve releases due to an improving credit outlook which did not occur again in 2011. The decrease in 2010 was also attributable to lower receivable levels and improvements in residential mortgage loan credit quality as dollars of delinquency and charge-off declined as compared to the prior year as outstanding balances continued to fall and housing market volatility declined.

The provision for credit losses associated with credit card receivables decreased $22 million during 2011 reflecting improved economic and credit conditions, including lower dollars of delinquency, improvements in early stage delinquency roll rates and higher recovery rates. The provision for credit losses associated with credit card receivables decreased $32 million during 2010. The decrease in 2010 reflects lower receivable levels, improved economic and credit conditions, including lower dollars of delinquency, as well as an improved outlook on future loss estimates as the impact of the economic environment, including high unemployment rates, on losses was not as severe as previously anticipated due in part to improved customer payment behavior and the impact of tighter underwriting initiated in prior periods. Lower receivable levels reflect fewer active customer accounts, the impact of actions previously taken to reduce risk as well as an increased focus by consumers to pay down credit card debt.

Provision expense associated with our auto finance portfolio decreased during 2011 and 2010 as a result of the sale of the remaining auto loans purchased from HSBC Finance in August 2010 as previously discussed while prior to the sale, the portfolio continued to liquidate and used car prices continued to improve.

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

HSBC USA Inc.

Other Revenues (Losses)  The components of other revenues are summarized in the following tables.

Year Ended December 31,	2011	2010	2009
	(in millions)
Credit card fees	$129	$125	$118
Other fees and commissions	777	897	811
Trust income	105	102	125
Trading revenue	349	538	263
Net other-than-temporary impairment losses	-	(79)	(124)
Other securities gains, net	129	74	304
HSBC affiliate income:
Fees and commissions	108	97	129
Other affiliate income	96	59	11

Total HSBC affiliate income	204	156	140
Residential mortgage banking revenue(1)	37	(122)	172
Gain on instruments designated at fair value and related derivatives	471	294	(253)
Other income (loss):
Valuation of loans held for sale	(27)	47	(250)
Insurance	11	17	24
Earnings from equity investments	40	30	30
Miscellaneous income	42	101	10

Total other income (loss)	66	195	(186)

Total other revenues (losses)	$2,267	$2,180	$1,370

(1)	Includes servicing fees received from HSBC Finance of $10 million, $8 million and $12 million during 2011, 2010 and 2009, respectively.

Credit card fees  Credit card fees remained relatively flat in 2011 and 2010 as higher interchange fees due to increased customer purchase volumes was offset by changes in customer behavior, improved delinquency levels and the implementation of certain provisions of the CARD Act subsequent to January 2010. The CARD Act has resulted in significant decreases in over limit fees as customers must now opt-in for such fees, restrictions on fees charged to process on-line and telephone payments and lower late fees due to limits on fees that can be assessed all of which are considered in determining the purchase price of the receivables purchased daily from HSBC Finance.

Other fees and commissions  Other fee-based income decreased in 2011 due largely to lower refund anticipation loan fees as we did not offer these products during the 2011 tax season. Other fee-based income increased during 2010 driven by higher commercial loan fee accruals and higher refund anticipation loan fees. Beginning in 2010, we began to keep a portion of originated refund anticipation loans on our balance sheet. As a result, we earned fee income on these loans. The loans we kept were transferred to HSBC Finance at par only if they reached a certain defined delinquency status.

Trust income  Trust income was increased in 2011 due to an increase in fee income associated with our management of fixed income assets, partially offset by reduced fee income associated with the continued decline in money market assets under management. Trust income declined in 2010 primarily due to lower domestic custody fees from lower assets under management and margin pressures as money market assets have shifted from higher fee asset classes to lower fee institutional class funds.

HSBC USA Inc.

Trading revenue  Trading revenue is generated by participation in the foreign exchange, rates, credit and precious metals markets. The following table presents trading related revenue (loss) by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is included in net interest income on the consolidated statement of income (loss). Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

Year Ended December 31,	2011	2010	2009
	(in millions)
Trading revenue	$349	$538	$263
Net interest income	78	33	165

Trading related revenue	$427	$571	$428

Business:
Derivatives(1)	$184	$250	$(362)
Balance sheet management	(64)	75	100
Foreign exchange	209	174	267
Precious metals	93	60	67
Global banking	2	11	386
Other trading	3	1	(30)

Trading related revenue	$427	$571	$428

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.

2011 Compared to 2010  Trading revenue decreased during 2011 as weakness in the credit markets drove credit spreads wider which adversely affected the performance of derivatives trading revenue. Also contributing to the decrease was lower balance sheet management revenue. These decreases were partly offset by higher foreign exchange and precious metals revenue.

Trading revenue related to derivatives declined in 2011 as weakness in the credit markets led to an overall widening of credit spreads and trading losses on credit derivatives. These losses were partly offset by an increase in new deal activity for interest rate derivatives.

Trading revenue related to balance sheet management activities declined during 2011 primarily due to losses on instruments used to hedge non-trading assets and lower net interest income as holdings of certain collateralized mortgage obligations were sold for risk management purposes.

Foreign exchange trading revenue increased during 2011 due to increased trading volumes and improved margins.

Precious metals trading revenues increased during 2011 as customer demand for metals as a perceived safe haven investment continued to generate strong trading volumes throughout the year.

Global banking trading revenue in 2011 declined reflecting the sale of substantially all of its risk exposure during the fourth quarter of 2010.

2010 Compared to 2009  Trading revenue increased during 2010 as 2009 reflected reductions to revenue associated with credit derivative products due to the adverse market conditions which existed at that time. Improved market conditions in 2010 and continued reductions in counterparty exposure resulted in increases to trading revenues in 2010.

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

HSBC USA Inc.

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

Net other-than-temporary impairment (losses) recoveries  During 2011, there were no other-than-temporary impairment losses recognized. During 2010, 39 debt securities, respectively, were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates with only the credit component of such other-than-temporary impairment recognized in earnings. The following table presents the other-than-temporary impairment recognized in earnings.

Year Ended December 31,	2011	2010	2009
	(in millions)
Other-than-temporary impairment losses recognized in consolidated statement of income (loss)	$-	$(79)	$(124)

Other securities gains, net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. The following table summarizes the net other securities gains (losses) resulting from various strategies.

Year Ended December 31,	2011	2010	2009
	(in millions)
Sale of MasterCard Class B Shares	$-	$-	$48
Securities available-for-sale	129	74	256

Total securities gains (losses), net	$129	$74	$304

Gross realized gains and losses from sales of securities are summarized in Note 7, “Securities,” in the accompanying consolidated financial statements.

During 2011, we sold $21.4 billion of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $276 million and losses of $147 million, which are included as a component of other security gains, net above. During 2010, we sold $14.1 billion of U.S. Treasury, municipal, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $177 million and losses of $103 million, which is included as a component of other security gains, net above.

HSBC affiliate income  Affiliate income increased in 2011 due to higher fees and commissions earned from HSBC Finance affiliates driven by the transfer in July 2010 of certain real estate default servicing employees from HSBC Finance partially offset by lower fees on tax refund anticipation loans transferred to HSBC Finance as we did not offer this loan program during the 2011 tax season. Affiliate income was higher during 2010 due to higher fees and commissions earned from HSBC Finance affiliates as compared to the prior year driven by the transfer of certain real estate default servicing employees discussed above, partially offset by lower fees and

HSBC USA Inc.

commissions earned from HSBC Markets USA (“HMUS”) and other HSBC affiliates and lower fees on tax refund anticipation loans as in 2010, we transferred only a portion of these loans to HSBC Finance upon origination as discussed above.

During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which historically served as a significant part of our underwriting process for Taxpayer Financial Services (“TFS”) tax refund products. It was determined that, without use of the Debt Indicator, we could no longer offer the product that has historically accounted for the substantial majority of our TFS loan production in a safe and sound manner and, therefore, we would no longer offer tax refund anticipation loans and other related products going forward beginning in 2011.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income (loss) and reflects actual interest earned, net of interest expense and corporate transfer pricing.

Year Ended December 31,	2011	2010	2009
	(in millions)
Net interest income	$239	$221	$249

Servicing related income:
Servicing fee income	109	121	129
Changes in fair value of MSRs due to:
Changes in valuation, including inputs or assumptions	(136)	(12)	60
Realization of cash flows	(77)	(92)	(56)
Trading – Derivative instruments used to offset changes in value of MSRs	173	115	(31)

Total servicing related income	69	132	102

Originations and sales related income:
Gains (losses) on sales of residential mortgages	40	53	95
Provision for repurchase obligations	(92)	(341)	(65)
Trading and hedging activity	(11)	4	18

Total originations and sales related income	(63)	(284)	48

Other mortgage income	31	30	22

Total residential mortgage banking revenue included in other revenues (losses)	37	(122)	172

Total residential mortgage banking related revenue	$276	$99	$421

Higher net interest income during 2011 reflects wider spreads on relatively flat average outstanding balances. We continue to sell the majority of new loan originations to government sponsored enterprises. Consistent with our Premier strategy, additions to the portfolio are comprised largely of Premier relationship products. Lower net interest income during 2010 reflects lower loan balances, partially offset by lower funding costs as well as reduced deferred cost amortization on lower average outstandings. Lower loan balances reflect, in addition to normal sale activity, the sale of approximately $4.5 billion in 2009 of prime adjustable and fixed rate residential mortgages for which we retained the servicing rights.

Total servicing related income decreased in 2011 due to lower servicing fee income as the average serviced loan portfolio declined with new originations sold more than offset by prepayments and the narrowing of the positive net hedged MSR performance. Changes in valuation are driven by updated market based assumptions such as interest rates, expected prepayments, primary-secondary spreads and cost of servicing. Due to the current economic environment, updates to these assumptions led to a lower MSR value in 2011. Total servicing related income increased in 2010 due to improved net hedged MSR performance, partially offset by increased realization of cash flows and lower servicing fee income as the average serviced loan portfolio declined as new originations sold were more than offset by prepayments.

HSBC USA Inc.

Originations and sales related income (loss) improved in 2011, driven largely by lower loss provisions for loan repurchase obligations associated with loans previously sold. During 2011, we recorded a charge of $92 million with respect to changes in our estimated exposure associated with repurchase obligations on loans previously sold compared to a charge of $341 million recorded in 2010 for such exposure. Originations and sales related income decreased significantly in 2010 as higher gains from normal loan sales (excluding held mortgage asset sales) were more than offset by higher estimates of exposure on repurchase obligations associated with previously sold loans as during 2009, a charge of $65 million was recorded for this estimated exposure. Originations and sales related income in 2009 also reflects gains of $70 million related to held mortgage asset sales on sales of approximately $4.5 billion. There were no held mortgage asset sales during 2010.

Gain (loss) on instruments designated at fair value and related derivatives  We have elected to apply fair value option accounting to commercial leveraged acquisition finance loans, unfunded commitments, certain own fixed-rate debt issuances and all structured notes and structured deposits issued after January 1, 2006 that contain embedded derivatives. We also use derivatives to economically hedge the interest rate risk associated with certain financial instruments for which fair value has been elected. See Note 18, “Fair Value Option,” in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.

Valuation of loans held for sale  Included in 2010 is an $89 million settlement relating to certain whole loans previously purchased for re-sale from a third party. Excluding the impact of this item, valuation adjustments on loans held for sale improved during 2011 due to lower average balances and reduced volatility. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are subprime residential mortgage loans with a fair value of $181 million and $391 million as of December 31, 2011 and 2010, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income (loss). Valuation adjustments on loans held for sale improved during 2010 as compared with 2009 due to reduced volatility in the U.S. residential mortgage markets throughout much of 2010. We also recorded valuation adjustments on education loans held for sale of $17 million in 2009.

Other income (loss)  Excluding the valuation of loans held for sale discussed above, other income (loss) decreased in 2011 due to lower miscellaneous income driven by lower income associated with fair value hedge ineffectiveness. Other income in 2011 includes gains of $53 million and $10 million respectively, relating to the sale of our equity interest in a joint venture and the sale of certain non-marketable securities. Other income in 2010 includes a gain of $66 million relating to the sale of our equity investment in Wells Fargo HSBC Trade Bank (“WHTB”), a $9 million gain on the sale of auto finance loans to SC USA, as well as a $5 million gain associated with a final payment from a judgment related to our purchase of a community bank from CT Financial Services. Other income (loss) increased during 2010 due largely to higher miscellaneous income due to items discussed above partially offset by lower gains on a judgment as discussed below. Included in 2009 was an $85 million gain related to a judgment whose proceeds were used to redeem 100 preferred shares issued to CT Financial Services Inc. The obligation to redeem the preferred shares upon our receipt of the proceeds from the judgment represented a contractual arrangement established in connection with our purchase of a community bank from CT Financial Services Inc. in 1997 at which time this litigation remained outstanding.

HSBC USA Inc.

Operating Expenses  The components of operating expenses are summarized in the following table.

Year Ended December 31,	2011	2010	2009
	(dollars are in millions)
Salaries and employee benefits:
Salaries	$652	$595	$617
Employee benefits	462	466	496

Total salary and employee benefits	1,114	1,061	1,113

Occupancy expense, net	279	267	280

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	36	101	100
Fees paid to HMUS	257	288	247
Fees paid to HTSU	967	780	471
Fees paid to other HSBC affiliates	195	117	144

Total support services from HSBC affiliates	1,455	1,286	962

Other expenses:
Equipment and software	156	48	40
Marketing	67	110	116
Outside services	68	81	78
Professional fees	152	74	89
Postage, printing and office supplies	15	15	16
Off-balance sheet credit reserves	15	(29)	20
FDIC assessment fee	122	134	208
Insurance business	-	(2)	51
Miscellaneous	318	269	215

Total other expenses	913	700	833

Total operating expenses	$3,761	$3,314	$3,188

Personnel at year end	8,992	9,914	9,452
Efficiency ratio	79.95%	69.15%	73.21%

(1)	Represents the entire amount of goodwill allocated to the residential mortgage banking reporting unit.

Salaries and employee benefits  Total salaries and employee benefits expense increased in 2011 primarily due to the transfer in July 2010 of certain employees from HSBC Finance to the default mortgage loan servicing department of a subsidiary of HSBC Bank USA and, to a lesser extent, higher salaries expense related to expansion activities associated with certain businesses including commercial banking and higher severance costs. These increases were partially offset by the impact from continued cost management efforts. Salaries and employee benefits expense decreased in 2010 due to the transfer of additional support services employees to HTSU in 2010 as described below and continued cost management efforts partially offset by increased costs associated with the transfer of certain employees from HSBC Finance as discussed above.

Occupancy expense, net  Occupancy expense during 2011 includes $21 million relating to the write-off of leasehold improvements and lease abandonment costs associated with the consolidation of certain retail branch offices as well as a charge of $5 million in the second quarter of 2011 associated with the closure of the Amherst Data Center. In addition, occupancy expense in 2010 includes $8 million in lease abandonment costs associated with the closure of several non-strategic branches. Excluding the impact of these items from both years, occupancy expense decreased in 2011 driven by lower depreciation and lower utilities costs. While occupancy expense in 2010 included certain lease abandonment costs as discussed above, occupancy expense in 2009 included a $20 million impairment of a data center building held for use. Excluding the impact of these items from both years, occupancy expense was flat in 2010 as higher costs associated with the expansion of the core

HSBC USA Inc.

banking network within the RBWM segment were offset by the transfer of additional shared services employees and their related workspace expenses to an affiliate, as discussed below. During 2010, we opened five new branches resulting in higher rental expenses, depreciation of leasehold improvements, utilities and other occupancy expenses.

Support services from HSBC affiliates  includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, and beginning in January 2010, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, risk management, collection and accounting functions as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans, credit card receivables and auto finance receivables until the auto finance portfolio was sold in August 2010.

Higher support services from HSBC affiliates in 2011 largely reflects the impact of higher compliance costs, including costs associated with our BSA/AML remediation activities and to a lesser extent foreclosure, partially offset by lower fees paid to HMUS and lower charges from HSBC Finance due to lower levels of receivables being serviced, including the impact of the sale in 2010 of all remaining auto loans purchased from HSBC Finance as well as lower expenses for servicing and assuming the credit risk associated with refund anticipation loans originated as we did not offer this loan program during the 2011 tax season. In addition, a significant majority of our compliance costs are also reflected in Support services and totaled $252 million in 2011, compared to $104 million which was incurred in 2010. Higher support services from HSBC affiliates during 2010 reflects the increased level of services provided, including higher compliance costs and higher fees paid to HSBC Finance for servicing and assuming the credit risk associated with refund anticipation loans originated and held on our balance sheet as a result of the change in the management of the refund anticipation loan program between HSBC Bank USA and HSBC Finance in 2010. These increases in 2010 were partially offset by lower levels of receivables being serviced. Support services from HSBC affiliates also increased in 2010 as a result from higher utilization of other HSBC affiliates in support of global resourcing initiatives, which has resulted in a corresponding reduction in salary and employee benefit expense.

Marketing expenses  Lower marketing and promotional expenses in 2011 and 2010 resulted from continued optimization of marketing spend as a result of general cost saving initiatives.

Other expenses  Other expenses (excluding marketing expenses) increased in 2011. Included in 2011 was a charge of $110 million included within equipment and software relating to the impairment of certain previously capitalized software development costs which are no longer realizable. Also included in 2011 was a provision for interchange litigation as well as estimated costs associated with penalties related to foreclosure delays involving loans serviced for the GSEs and other third parties and an expense accrual related to mortgage servicing matters which collectively totaled $123 million. Excluding these items, other expenses remained higher in 2011 due to increased professional fees associated with compliance activities and higher expense for off balance exposures partially offset by lower FDIC assessment fees. Other expenses (excluding marketing expenses) decreased during 2010 due to lower FDIC assessment fees as the prior year included an $82 million special assessment recorded in the second quarter of 2009 as well as improved estimates of off-balance sheet exposure and lower insurance costs during 2010. The decreases were partially offset by higher miscellaneous expenses, including higher legal costs, higher collection agency costs and higher outside services costs.

Efficiency ratio  Our efficiency ratio from continuing operations was 79.95 percent in 2011 compared to 69.15 percent in 2010 and 73.21 percent in 2009. Our efficiency ratio during 2011 and 2010 was impacted by the change in the fair value of our debt for which we have elected fair value option accounting. Additionally, 2011 operating expenses were impacted by higher compliance costs and certain non-recurring items as previously discussed. The deterioration in the efficiency ratio in 2011 reflects higher operating expenses as discussed above, while revenues declined. The deterioration in 2010 reflects higher operating expenses while the total of net interest income and other revenues declined.

HSBC USA Inc.

Segment Results – IFRS Basis

We have four distinct segments that are utilized for management reporting and analysis purposes. The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, “Business” in this Form 10-K. During the first quarter of 2011, we completed a re-evaluation of the financial information used to manage our business including the scope and content of the financial data being reported to our management and Board of Directors and decided we would no longer manage and evaluate the performance of the receivables purchased from HSBC Finance as a separate operating segment. Rather, we would manage and evaluate the performance of these assets as a component of our Retail Banking and Wealth Management (formerly Personal Financial Services) operating segment, consistent with HSBC’s globally defined business segments. As a result, beginning in the first quarter of 2011, our management reporting was changed to reflect this decision. Segment financial information for all periods presented reflect this new segmentation.

HSBC previously announced that with effect from March 1, 2011, Retail Banking and Wealth Management (“RBWM”) would be managed as a single global business. This business is the historical Personal Financial Services with Asset Management moving from Global Banking and Markets to this new single business segment. Therefore, to coincide with the change in our management reporting effective beginning in the second quarter of 2011, we changed the name of our Personal Financial Services segment to RBWM and have included the results of Asset Management, which provides investment solutions to institutions, financial intermediaries and individual investors, in this segment for all periods presented. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2010 Form 10-K.

Our segment results are reported on a continuing operations basis. As previously discussed, we have agreed to sell our GM and UP credit card receivables as well as our private label credit card and closed-end receivables to Capital One. Because the credit card and private label receivables being sold have been classified as held for sale and the operations and cash flows from these receivables will be eliminated from our ongoing operations upon disposition without any significant continuing involvement, we have determined we have met the requirements to report the results of these credit card and private label card and closed-end receivables being sold, which were previously included in the Retail Banking and Wealth Management segment, as discontinued operations for all periods presented. As discussed in Note 3, “Discontinued Operations,” our wholesale banknotes business (“Banknotes Business”), which was previously reported in our Global Banking and Markets segment, is also reported as discontinued operations and is not included in our segment presentation.

We report to our parent, HSBC, in accordance with its reporting basis, IFRSs. As a result, our segment results are presented on an IFRSs Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 25, “Business Segments,” in the accompanying consolidated financial statements and under the caption “Basis of Reporting” in the MD&A section of this Form 10-K.

Retail Banking and Wealth Management (“RBWM”)  Our RBWM segment provides banking and wealth products and services, including personal loans, credit cards, deposits, branch services, financial planning products and asset management services such as mutual funds, investments and insurance.

During 2011, we continue to direct resources towards the expansion of wealth services and HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. We remain focused on providing differentiated premium services to internationally minded mass affluent and upwardly mobile customers. In order to align our retail network to increase focus on our strategy of internationally minded markets and customers, we announced in August the sale of 195 branches in our non-strategic upstate New York region.

We continue to sell the majority of new residential mortgage loan originations to government sponsored enterprises. Consistent with our strategy, additions to our portfolio primarily consisted of Premier relationship products. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties. During 2009, we sold approximately $4.5 billion of prime adjustable

HSBC USA Inc.

and fixed rate residential mortgage loans to third parties. No such sales occurred during 2011 or 2010. We retained the servicing rights in relation to the mortgages upon sale. As a result, average residential mortgage loans outstanding remained relatively flat during 2011 compared to 2010. Average residential mortgage loans outstanding declined during 2010, decreasing approximately 18 percent in 2010 as compared to average residential mortgage loans outstanding during 2009.

The following table summarizes the IFRSs Basis results for our RBWM segment:

Year Ended December 31,	2011	2010	2009
	(in millions)
Net interest income	$1,023	$1,077	$1,198
Other operating income	409	277	254

Total operating income	1,432	1,354	1,452
Loan impairment charges	247	77	690

	1,185	1,277	762
Operating expenses	1,653	1,371	1,301

Loss before tax	$(468)	$(94)	$(539)

2011 loss before tax compared to 2010  Our RBWM segment reported a higher loss before tax during 2011, reflecting lower net interest income, higher operating expenses and higher loan impairment charges, partially offset by higher other operating income.

Net interest income was lower during 2011 driven by lower auto loan receivables as a result of the sale of the auto loan portfolio in August 2010. The decrease also reflected lower credit card yields due to the continued focus on originating to premium customers resulting in a lower proportion of revolving balances. In addition, the implementation of certain provisions of the CARD Act including periodic re-evaluation of rate increases has negatively impacted net interest income. Also contributing to the decrease in net interest income was higher interest charges on tax exposures. These decreases were partially offset by improvements in deposit spreads driven by customer rate reductions.

Other operating income increased in 2011 primarily due to a lower provision for mortgage loan repurchase obligations associated with previously sold loans, partially offset by lower positive net MSR hedging results. We also experienced higher fees earned from HSBC Finance due to the transfer in July 2010 of certain real estate default loan servicing employees which we bill back to HSBC Finance for services provided. Partially offsetting the increase are changes in the ability to charge overdraft fees on debit card transactions implemented on July 1, 2010, which resulted in lower deposit fee income as compared to the prior year period. In addition, there was also a reduction in debit card fee income in the fourth quarter as a result of the implementation of new legislation which caps fees paid by retailers to banks for debit card purchases.

Loan impairment charges increased in 2011, driven largely by residential mortgage reserve releases in 2010 due to an improving credit outlook which did not occur again in 2011 as we continue to experience weakness in the housing market including depressed property values. These factors were partially offset by improvements in credit card credit quality as dollars of delinquency continued to decline leading to continued improvements in our future loss estimates.

Operating expenses in 2011 include the impairment of previously capitalized software development costs, which resulted in a charge of $87 million, and charges of $86 million for costs associated with penalties related to foreclosure delays involving loans serviced for the GSEs and other third parties as well as an expense accrual related to mortgage servicing matters. In addition, 2010 includes a $48 million pension curtailment gain as a result of the decision in February 2010 to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America defined benefit pension plan effective January 1, 2011. Excluding these amounts, operating expenses remained higher in 2011 due primarily to higher costs associated with our announced branch sale, as well as, compliance, mortgage foreclosure, litigation, asset management and the transfer of certain employees of HSBC Finance to our default loan servicing department in

HSBC USA Inc.

July 2010. Partially offsetting these items were decreases in expenses in our on-going retail banking business driven by several cost reduction initiatives including optimizing staffing in the branch network and administrative areas as well as and reduced marketing spend. In addition, there were lower FDIC assessments as beginning in the second quarter of 2011 assessments are based on assets rather then deposits.

2010 loss before tax compared to 2009  Our RBWM segment reported a loss before tax during 2010 which was lower than the loss before tax during the prior year. The improvement was driven by lower loan impairment charges as well as higher other operating income, which was partially offset by lower net interest income and higher operating expenses.

Net interest income decreased in 2010, driven by lower levels of mortgage loans outstanding in part due to mortgage loan sales as the portfolio continues to decline partially offset by a combination of customer deposit interest rate reductions and additional funding credits on deposits.

Other operating income increased in 2010 reflecting the impact of intersegment charges in 2009 from the Global Banking and Markets segment of $170 million relating to costs associated with early termination of the funding associated with residential mortgage loan sales, partially offset by net gains on the sales of these residential mortgage loans of $73 million. There were no similar transactions during 2010. Partially offsetting these 2009 items were increases in our estimate of exposure on repurchase obligations associated with previously sold loans which reduced other operating income in 2010 by $341 million as compared to $65 million in 2009. In addition, changes to the ability to charge overdraft fees implemented on July 1, 2010 reduced deposit fee income by $18 million.

Loan impairment charges declined in 2010, driven largely by improvements in residential mortgage loan credit quality as dollars of delinquency and loss severities in 2010 have moderated which, along with lower loan balances, has led to an improvement in our future loss estimates.

Operating expenses increased in 2010 driven by higher costs from shared services, including higher compliance and technology costs and from the expansion of our branch network. This was partially offset by lower FDIC assessment fees largely driven by the special assessment in the second quarter of 2009 and the impact of a $48 million pension curtailment gain recorded in the first quarter of 2010 as a result of the decision in February 2010 to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America defined benefit pension plan effective January 1, 2011. In addition, we recorded a recovery of $16 million in 2010 related to the Visa legal accrual previously established in 2007 as compared to a recovery of $9 million in 2009.

Commercial Banking (“CMB”)  Our Commercial Banking segment serves three client groups, notably Middle Market Enterprises, Business Banking and Commercial Real Estate. CMB’s business strategy is to be the leader in international banking in target markets. In the U.S., CMB strives to execute on that vision and strategy by proactively targeting the growing number of U.S. companies that are increasingly in need of international banking, financial products and services as well as foreign companies in need of U.S. products and services. The products and services provided to these client groups are offered through multiple delivery systems including the branch banking network. In 2011, we continued to focus on expanding our core proposition and proactively target companies with international banking requirements which increased the number of relationship managers in areas with strong international connectivity including the west coast, Texas and Florida.

During 2011, interest rate spreads continued to be pressured from a low interest rate environment while loan impairment charges improved. An increase in demand for loans which began towards the end of 2010 and continued during 2011 has resulted in a 33 percent increase in loans outstanding to middle-market customers since December 31, 2010. Expansion of the customer base has also led to significant increases in lending commitments as new approved credit facilities to middle-market customers in 2011 grew 35 percent since December 31, 2010. The business banking loan portfolio has seen a 5 percent decrease in loans outstanding since December 31, 2010 resulting from an increase in paydowns and a decline in the demand for new credit facilities. The commercial real estate business continues to focus on deal quality and portfolio management rather than volume, which resulted in a slight decline in outstanding receivables for this portfolio since December 31, 2010.

HSBC USA Inc.

Average customer deposit balances across all CMB business lines during 2011 increased 10 percent as compared to December 31, 2010 and average loans increased 9 percent as compared to December 31, 2010.

The following table summarizes the IFRSs Basis results for our CMB segment:

Year Ended December 31,	2011	2010	2009
	(in millions)
Net interest income	$711	$704	$725
Other operating income	453	455	353

Total operating income	1,164	1,159	1,078
Loan impairment charges	6	115	309

	1,158	1,044	769
Operating expenses	741	681	634

Profit before tax	$417	$363	$135

2011 profit before tax compared to 2010  Our CMB segment reported higher profit before tax as higher net interest income and lower loan impairment charges, partially offset by lower other operating income and higher operating expenses.

Net interest income was higher in 2011 reflecting the favorable impact of higher loans balances partially offset by lower deposit spreads resulting from changing product mix.

Other operating income in 2011 reflects higher fee income and higher gains on the sale of certain commercial real estate assets which more than offset the non-recurrence of a $66 million gain recorded during the first quarter of 2010 on the sale of our equity investment in Wells Fargo HSBC Trade Bank.

Loan impairment charges decreased in 2011 largely driven by lower reserves required on troubled debt restructures in commercial real estate and middle market enterprises as well as lower charge-offs in business banking due to improved credit quality and lower delinquency levels partially offset by a $45 million specific provision associated with the downgrade of an individual commercial real estate loan.

Operating expense increased in 2011 due to higher expenses relating to staffing increases to support growth as well as infrastructure costs such as compliance, the impairment of previously capitalized software development costs which resulted in a charge of $18 million, and higher technology costs. Additionally, the first quarter of 2010 includes a $16 million pension curtailment gain as previously discussed.

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

HSBC USA Inc.

Global Banking and Markets  Our Global Banking and Markets business segment supports HSBC’s global strategy to become the leading international bank for cross-border business. By leveraging HSBC’s international network, driving connectivity between emerging and developed markets and utilizing the strength of our product expertise, we deliver wholesale banking solutions to major corporations and financial institutions.

There are three major lines of business within Global Banking and Markets: Global Banking, Global Markets and Balance Sheet Management. The Global Banking business provides corporate lending and investment banking services and also offers transaction services such as payments and cash management, securities services, trade finance and fund administration and custody services. This unit also manages client relationships across all Global Banking and Markets products. The Global Markets business services the requirements of central banks and financial institutions, corporate and middle market clients and institutional and Private Banking investors through our global trading platforms and distribution capabilities. Balance Sheet Management carries out our treasury functions, including management of liquidity and interest rate risk, funding for business operations and stewardship over surplus funds held in the investment portfolio.

In 2011 we continued to proactively target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Furthermore, we have seen growth in revenue from the cross-sale of our products to CMB and RBWM customers consistent with our global strategy of cross-sale to other customer groups. Global Banking and Markets segment results during 2011 were adversely affected by weaker U.S. credit market conditions, which led to reduced income from structured credit products which we no longer offer. Our risk management efforts to improve the credit quality of our corporate lending relationships has resulted in carrying lower average loan balances and a tightening of the net interest margin compared to the year-ago periods. Partially offsetting these reductions were significantly higher revenues from foreign exchange and metals, rates and interest rate derivatives trading activity.

The following table summarizes IFRSs Basis results for the Global Banking and Markets segment.

Year Ended December 31,	2011	2010	2009
	(in millions)
Net interest income	$504	$638	$812
Other operating income	969	1,010	486

Total operating income	1,473	1,648	1,298
Loan impairment charges (recoveries)	5	(180)	591

	1,468	1,828	707
Operating expenses	986	724	721

Profit (loss) before tax	$482	$1,104	$(14)

2011 profit (loss) before tax compared to 2010  Our Global Banking and Markets segment reported a lower profit before tax during 2011 driven by lower net interest income, lower other operating income, lower recoveries of loan impairment charges and higher operating expenses.

Net interest income decreased during 2011 due to lower corporate loan balances and lower average yields as the business continues to manage down high risk credit exposures. Also contributing to lower net interest income was higher funding costs that resulted from senior debt issuances during 2011.

Other operating income decreased in 2011 as credit market conditions deteriorated during the second half of 2011 which led to a decline in the value of certain structured credit exposures. Partially offsetting these declines was an increase in revenues in foreign exchange and metals, which benefited from price volatility and strong customer demand, as well as from higher revenue from interest rate derivatives due to an increase in new deal activity. In addition, 2010 included a one-time gain of $89 million associated with a settlement relating to certain loans previously purchased for resale from a third party recognized in the first quarter of 2010.

Other operating income reflects gains on structured credit products of $83 million during 2011 compared to gains of $130 million during 2010 including gains from exposures to monocline insurance companies of $15 million

HSBC USA Inc.

during 2011 and $93 million during 2010. Valuation losses of $24 million during 2011 were recorded against the fair values of subprime residential mortgage loans held for sale as compared to valuation losses of $59 million during 2010.

Loan impairment charges were higher in 2011 as the benefit from reductions in higher risk rated loan balances and stabilization of credit downgrades was mostly offset by a $41 million specific provision associated with a corporate lending relationship.

Operating expenses increased during 2011 driven by higher staff costs, higher compliance costs associated with our AML/BSA remediation activities, higher legal and professional fees, and higher FDIC assessments. The increase in FDIC assessments was due to a methodology change by the FDIC from a deposit driven to an asset driven assessment base, effective at the beginning of the second quarter of 2011. Also included in 2010 was a $7 million pension curtailment gain.

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

Other operating income increased in 2010 due to improved performance of credit derivatives, subprime mortgage loans held for sale and precious metals. Partially offsetting these improvements were reductions in foreign exchange trading and lower intersegment income.

Other operating income increased in 2010 reflecting gains on structured credit products of $130 million during 2010 as compared to losses of $395 million during the prior year as the credit markets stabilized beginning in the second half of 2009 resulting in fewer losses from hedging activity and counterparty exposures. Also contributing to the increase in other operating income were lower valuation losses on subprime residential mortgage loans held for sale as compared to the prior year and improved precious metals revenue as higher vault storage fees more than offset lower trading revenue, partially offset by a decline in foreign exchange trading revenue due to narrower spreads as increased competition reduced trading margins. Other operating income in 2010 also includes a gain of $89 million associated with a settlement relating to certain loans previously purchased for resale from a third party. During 2009, other operating income includes intersegment income of $170 million from RBWM relating to the fee charged for the early termination of funding associated with the sale of residential mortgage loans. There was no similar transaction during 2010.

Exposure to insurance monolines continued to impact revenues but deterioration abated in 2010, resulting in gains of $93 million during 2010 compared to losses of $152 million during the prior year. Valuation losses of $59 million were recorded during 2010 against the fair values of subprime residential mortgage loans held for sale as compared to valuation losses of $233 million during the prior year.

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

Operating expenses remained flat in 2010 compared to 2009 as an increase in compensation costs and higher compliance costs was offset by a decrease in legal and professional costs due to the curtailment of the subprime residential mortgage securitization and structured credit product activities and lower FDIC assessment fees as the year-ago year-to-date period included a special FDIC assessment recorded in the second quarter of 2009.

HSBC USA Inc.

The following table summarizes on an IFRSs Basis, the impact of key activities on total operating income of the Global Banking and Markets segment.

Year Ended December 31,	2011	2010
	(in millions)
Foreign exchange and metals	$417	$317
Credit(1)	69	251
Rates	165	100
Equities	14	21
Other Global Markets	(51)	(18)

Total Global Markets	614	671

Financing	159	218
Payments and cash management	304	302
Other transaction services	110	188

Total Global Banking	573	708

Balance sheet management	291	351

Other	(5)	(82)

Total operating income	$1,473	$1,648

(1)	Credit includes $78 million and $272 million in 2011 and 2010, respectively, of structured credit products which we no longer offer.

Private Banking (“PB”)  As part of HSBC’s global network, the PB segment offers integrated domestic and international services to high net worth individuals, their families and their businesses. These services address both resident and non-resident financial needs. During 2011, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, investment and structured products, residential mortgages, as well as wealth planning for trusts and estates.

Average client deposit levels increased 5 percent compared to the December 31, 2010 as withdrawals in deposits from Latin America core clients was offset by increased deposits from other international and domestic clients. Total average loans increased 2 percent compared to December 31, 2010 from growth in the tailored mortgage product partially offset by pay offs and reductions of commercial loan borrowings. Overall client assets were higher by $3.6 billion compared to December 31, 2010 mainly due to increases in deposits, highly liquid assets and different wealth management investment products oriented to high net worth clients.

The following table summarizes IFRSs Basis results for the PB segment.

Year Ended December 31,	2011	2010	2009
	(in millions)
Net interest income	$180	$184	$172
Other operating income	184	132	106

Total operating income	364	316	278
Loan impairment charges (recoveries)	(30)	(38)	98

	394	354	180
Operating expenses	261	242	232

Profit (loss) before tax	$133	$112	$(52)

2011 profit (loss) before tax compared to 2010  Our PB segment reported higher profit before tax during 2011 driven by higher other operating income, including a gain on the sale of an equity interest in a joint venture, partially offset by lower net interest income, lower recoveries of loan impairment charges and higher operating expenses.

HSBC USA Inc.

Net interest income was lower during 2011 due to lower funding credits partially offset by improvements of lending and banking spreads and higher income driven by the increase in loan balances.

Other operating income was higher in 2011 reflecting a gain of $57 million relating to the sale of our equity interest in the Guernsey joint venture and higher fees on managed and structured investment products, funds and insurance.

Recoveries on loan impairment charges were lower in 2011, as continued improved credit conditions and client credit ratings resulted in higher overall net recoveries in 2010.

Operating expenses increased during 2011 due to higher costs for shared services such as compliance. Additionally, the prior year period reflects a $5 million pension curtailment gain as previously discussed.

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

Other  The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, the offset to funding credits provided to CMB for holding certain investments, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans, interest expense associated with certain tax exposures in 2011 and in 2010, gains on the sale of certain owned properties, the impact of the resolution of a lawsuit as discussed below and in 2009, the earnings on an equity investment in HSBC Private Bank (Suisse) S.A which was sold in March 2009 for a gain.

The following table summarizes IFRSs Basis results for the Other segment.

Year Ended December 31,	2011	2010	2009
	(in millions)
Net interest income	$(83)	$(11)	$17
Gain (loss) on own debt designated at fair value and related derivatives	401	162	(565)
Other operating income	(65)	31	50

Total operating income	253	182	(498)
Loan impairment charges	-	-	-

	253	182	(498)
Operating expenses	65	70	87

Profit (loss) before tax	$188	$112	$(585)

2011 profit (loss) before tax compared to 2010  Profit (loss) before tax increased $76 million in 2011, driven largely by credit and interest rate related changes in the fair value of certain of our own debt for which fair value option was elected, partially offset by lower net interest income due to increased interest expense associated with changes in estimated tax exposure. In addition, other operating income during 2010 also includes a $56 million gain on the sale of our 452 Fifth Avenue property in New York City, including the 1 W. 39th Street building.

HSBC USA Inc.

Operating expenses were lower during 2011 due largely to reduced real estate related expenses, partially offset by a $5 million charge associated with the sale of a data center.

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

Reconciliation of Segment Results  As previously discussed, segment results are reported on an IFRS Basis. See Note 25, “Business Segments,” in the accompanying consolidated financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. Also see Note 25, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRS Basis segment results to U.S. GAAP consolidated totals.

Credit Quality

In the normal course of business, we enter into a variety of transactions that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. We participate in lending activity throughout the U.S. and, on a limited basis, internationally.

Allowance for Credit Losses  For a substantial majority of commercial loans, we conduct a periodic assessment on a loan-by-loan basis of losses we believe to be inherent in the loan portfolio. When it is deemed probable based upon known facts and circumstances that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Updated appraisals for collateral dependent loans are generally obtained only when such loans are considered troubled and the frequency of such updates are generally based on management judgment under the specific circumstances on a case-by-case basis. Problem commercial loans are assigned various obligor grades under the allowance for credit losses methodology. Each credit grade has a probability of default estimate.

Our credit grades align with U.S. regulatory risk ratings and are mapped to our probability of default master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like Standard and Poor’s ratings and default rates. Substantially all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than $250,000, an appraisal is generally ordered when the loan is classified as Substandard as defined by the OCC. On average, it is approximately four weeks from the time the appraisal is ordered until it is completed and the values accepted by HSBC’s independent appraisal review unit. Subsequent provisions or charge-offs are completed shortly thereafter, generally within the quarter in which the appraisal is received.

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

Probable losses for pools of homogeneous consumer loans are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans have filed for bankruptcy, have been re-aged or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends.

The roll rate methodology is a migration analysis based on contractual delinquency and rolling average historical loss experience which captures the increased likelihood of an account migrating to charge-off as the past due status of such account increases. The roll rate models used were developed by tracking the movement of delinquencies by age of delinquency by month (bucket) over a specified time period. Each “bucket” represents a period of delinquency in 30-day increments. The roll from the last delinquency bucket results in charge-off. Contractual delinquency is a method for determining aging of past due accounts based on the status of payments under the loan. The roll percentages are converted to reserve requirements for each delinquency period (i.e., 30 days, 60 days, etc.). Average roll rates are developed to avoid temporary aberrations caused by seasonal trends in delinquency experienced by some product types. We have determined that a 12-month average roll rate balances the desire to avoid temporary aberrations, while at the same time analyzing recent historical data. The calculations are performed monthly and are done consistently from period to period. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation.

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

HSBC USA Inc.

The following table sets forth the allowance for credit losses for the periods indicated:

At December 31,	2011	2010	2009	2008	2007
	(dollars are in millions)
Allowance for credit losses	$743	$852	$1,602	$1,027	$448

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	1.31%	1.74%	3.02%	1.45%	0.82%
Consumer:
Residential mortgages, excluding home equity mortgages	1.36	1.22	2.53	1.15	0.19
Home equity mortgages	2.03	2.02	4.44	3.67	0.80
Credit card receivables	4.71	4.64	6.28	6.13	1.67
Auto finance	-	-	2.12	3.25	2.47
Other consumer loans	2.52	2.60	3.96	2.81	3.64

Total consumer loans	1.65	1.66	3.15	1.95	0.42

Total	1.43%	1.71%	3.08%	1.65%	0.63%

Net charge-offs(1):
Commercial	669.78%	169.81. %	359.92%	466.96%	389.61%
Consumer	118.04	73.93	114.88	155.56	63.40

Total	231.48%	113.15%	186.93%	238.84%	143.91%

Nonperforming loans(1):
Commercial	52.69%	52.99%	63.96%	137.34%	214.29%
Consumer	22.80	31.36	36.56	102.06	37.72

Total	34.42%	41.85%	48.27%	114.93%	83.93%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of amortized cost or fair value.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the years ended December 31, 2011, 2010 and 2009 are summarized in the following table:

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global Banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Auto Finance	Other Consumer	Total
	(in millions)
Year Ended December 31, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$-	$27	$852
Provision charged to income	11	(3)	31	(28)	133	49	46	-	19	258
Charge offs	(51)	(53)	-	(6)	(106)	(70)	(71)	-	(29)	(386)
Recoveries	9	12	-	23	5	-	12	-	4	65

Net charge offs	(42)	(41)	-	17	(101)	(70)	(59)	-	(25)	(321)
Allowance on loans transferred to held for sale	-	(10)	(16)	-	(7)	(4)	(6)	-	(3)	(46)
Other	-	-	-	-	-	-	-	-	-	-

Allowance for credit losses – end of period	$212	$78	$131	$21	$192	$52	$39	$-	$18	$743

Year Ended December 31, 2010:
Allowance for credit losses – beginning of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602
Provision charged to income	101	19	(163)	(35)	(14)	13	68	35	10	34
Charge offs	(173)	(88)	(24)	(59)	(170)	(121)	(98)	(37)	(36)	(806)
Recoveries	12	17	2	5	4	-	8	(1)	6	53

Net charge offs	(161)	(71)	(22)	(54)	(166)	(121)	(90)	(38)	(30)	(753)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	(33)	-	(33)
Other	-	-	-	2	-	-	-	-	-	2

Allowance for credit losses – end of period	$243	$132	$116	$32	$167	$77	$58	$-	$27	$852

Year Ended December 31, 2009:
Allowance for credit losses – beginning of period	$186	$189	$131	$31	$207	$167	$74	$5	$37	$1,027
Provision charged to income	177	137	215	93	364	195	100	104	46	1,431
Charge offs	(64)	(158)	(45)	(8)	(235)	(189)	(100)	(92)	(42)	(933)
Recoveries	4	16	-	3	11	12	6	18	6	76

Net charge offs	(60)	(142)	(45)	(5)	(224)	(177)	(94)	(74)	(36)	(857)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	(12)	-	(12)
Other	-	-	-	-	-	-	-	13	-	13

Allowance for credit losses – end of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602

(1)

For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans.

The allowance for credit losses at December 31, 2011 decreased $109 million, or 13 percent as compared to December 31, 2010, driven by lower loss estimates in our commercial loan portfolio and, to a lesser extent, in our home equity mortgage and credit card loan portfolios, partially offset by higher loss estimates in our residential mortgage portfolio excluding home equity loans. Reserve requirements in our commercial loan portfolio have declined since December 31, 2010 due to pay-offs, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit

HSBC USA Inc.

upgrades on certain problem credits and lower levels of criticized assets. The lower allowance on our credit card portfolio was due to lower receivable levels including the transfer of certain receivables to held for sale and lower dollars of delinquency and charge-off. Our allowance for our residential mortgage loan portfolio, excluding home equity loans, increased largely due to higher troubled debt restructures and higher loss severities. Reserve levels for all consumer loan categories however remain elevated due to ongoing weakness in the U.S. economy, including elevated unemployment rates and as it relates to residential mortgage loans, continued weakness in the housing market.

The allowance for credit losses at December 31, 2010 decreased $750 million, or 47 percent, as compared to December 31, 2009 reflecting lower loss estimates in all of our consumer and commercial loan portfolios. The lower delinquency levels resulted from continued improvement in delinquency including early stage delinquency roll rates as economic conditions improved. The decrease in the allowance for our residential mortgage loan portfolio and home equity loan portfolios reflects lower receivable levels and dollars of delinquency, moderation in loss severities and an improved outlook for incurred future losses. The lower allowance in our credit card portfolio was due to lower receivable levels as a result of actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The decline in the allowance for credit losses relating to auto finance loans reflects the sale of all remaining auto loans previously purchased from HSBC Finance to SC USA in August 2010. Reserve levels for all consumer loan categories however remained elevated due to continued weakness in the U.S. economy, including elevated unemployment rates. Reserve requirements in our commercial loan portfolio have also declined due to run-off, including managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets.

The allowance for credit losses as a percentage of total loans at December 31, 2011 decreased as compared to December 31, 2010 for the reasons discussed above. The allowance for credit losses as a percentage of total loans at December 31, 2010 decreased as compared to December 31, 2009 for the reasons discussed above. The allowance for credit losses as a percentage of total loans at December 31, 2009 increased as compared to December 31, 2008 reflecting a higher allowance percentage on our residential mortgage loan and commercial loan portfolios and lower outstanding balances in these portfolios.

The allowance for credit losses as a percentage of net charge-offs improved in 2011 as the decline in dollars of net charge-off outpaced the decline in the allowance. Net charge-off levels continued to decline in 2011 due to improved economic conditions as the decline in overall delinquency levels being experienced are resulting in lower charge-off. The allowance for credit losses as a percentage of net charge-offs decreased in 2010 as the decline in reserve levels discussed above outpaced the decline in dollars of net charge-off as charge-off is a lagging indicator of credit quality and did not reflect improved credit performance. While net charge-off levels continued to decline in 2010 due to improved economic conditions and lower outstanding receivable balances, delinquency levels, including early stage delinquency roll rates and future loss estimates also continued to improve.

HSBC USA Inc.

The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
At December 31,	2011		2010		2009
	(dollars are in millions)
Commercial(2)	$442	64.88%	$523	60.24%	$907	57.65%
Consumer:
Residential mortgages, excluding home equity mortgages	192	27.21	167	27.50	347	26.35
Home equity mortgages	52	4.94	77	7.67	185	8.00
Credit card receivables	39	1.60	58	2.51	80	2.45
Auto finance	-	-	-	-	36	3.27
Other consumer	18	1.37	27	2.08	47	2.28

Total consumer	301	35.12	329	39.76	695	42.35

Total	$743	100.00%	$852	100.00%	$1,602	100.00%

(1)	Excluding loans held for sale.

(2)

Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the movements in comparison with prior years, are summarized in the following table:

At December 31,	2011	2010	2009
	(in millions)
On-balance sheet commercial allowance:
Specific	$213	$178	$326
Collective	207	322	518
Unallocated	22	23	63

Total on-balance sheet commercial allowance	442	523	907

Off-balance sheet commercial allowance	155	94	188

Total commercial allowances	$597	$617	$1,095

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

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	2011				2010
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Dollars of delinquency:
Commercial	$460	$533	$542	$631	$737	$929	$624	$688
Consumer:
Residential mortgages, excluding home equity mortgages(2)	1,101	1,055	983	967	1,084	1,081	1,147	1,426
Home equity mortgages	99	101	93	92	109	97	106	125

Total residential mortgages(1)	1,200	1,156	1,076	1,059	1,193	1,178	1,253	1,551
Credit card receivables	28	25	25	29	34	35	40	42
Auto finance	-	-	-	-	-	-	27	33
Other consumer	30	33	31	33	32	33	34	37

Total consumer	1,258	1,214	1,132	1,121	1,259	1,246	1,354	1,663

Total continuing operations	1,718	1,747	1,674	1,752	1,996	2,175	1,978	2,351
Discontinued credit card and private label operations	514	510	493	591	726	813	910	1,011

Total	$2,232	$2,257	$2,167	$2,343	$2,722	$2,988	$2,888	$3,362

Delinquency ratio:
Commercial	1.33%	1.64%	1.78%	1.99%	2.35%	2.96%	2.03%	2.23%
Consumer:
Residential mortgages, excluding home equity mortgages	7.19	7.05	6.72	6.61	7.40	7.45	7.88	9.74
Home equity mortgages	2.89	2.87	2.58	2.50	2.85	2.49	2.67	3.09

Total residential mortgages(1)	6.41	6.26	5.90	5.78	6.46	6.40	6.76	8.30
Credit card receivables	2.25	2.08	2.09	2.44	2.70	2.90	3.30	3.50
Auto finance	-	-	-	-	-	-	2.11	2.27
Other consumer	3.17	3.36	3.10	3.11	2.86	2.86	2.93	3.16

Total consumer	6.01	5.88	5.54	5.45	6.04	6.00	6.11	7.39

Total continuing operations	3.09	3.28	3.28	3.36	3.82	4.17	3.74	4.41
Discontinued credit card and private label operations	2.43	2.55	2.50	2.93	3.31	3.88	3.91	4.11

Total	2.91%	3.08%	3.07%	3.24%	3.67%	4.09%	3.79%	4.32%

(1)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	2011				2010
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Dollars of delinquency:
Interest-only loans	$133	$127	$114	$127	$169	$153	$164	$214
ARM loans	452	443	407	407	471	486	535	634
Delinquency ratio:
Interest-only loans	3.25%	3.12%	4.10%	4.56%	4.52%	5.48%	5.79%	7.26%
ARM loans	5.08	5.10	4.93	5.03	5.73	6.06	6.71	7.94

(2)

At December 31, 2011 and 2010, residential mortgage loan delinquency includes $ 803 million and $852 million, respectively, of loans that are carried at the lower of amortized cost or net realizable value.

HSBC USA Inc.

While our total two-months-and-over contractual delinquency ratio on a continuing operations basis decreased 19 basis points as compared to September 30, 2011, our two-months-and-over contractual delinquency ratio for consumer loans on a continuing operations basis increased to 6.01 percent at December 31, 2011 as compared to 5.88 percent at September 30, 2011, driven by higher delinquencies in our residential mortgage portfolio due to seasonality and our decision in late 2010 to suspend new foreclosure proceedings which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account. Dollars of delinquency in our credit card receivable portfolio increased slightly due to seasonality. Overall delinquency levels continue to be impacted by elevated unemployment levels and, as it relates to residential mortgages, continued weakness in the housing market. Compared to December 31, 2010, our two-months-and-over contractual delinquency ratio for consumer loans decreased 3 basis points driven largely by higher receivable balances in our residential mortgage portfolio, while delinquency dollars remained relatively flat.

Our commercial two-months-and-over contractual delinquency ratio decreased 31 basis points since September 30, 2011 driven by lower dollars of commercial real estate delinquency and higher overall outstanding loan balances. Compared to December 31, 2010, our delinquency ratio decreased 102 basis points at December 31, 2011, largely due to lower dollars of delinquency and improved economic and credit conditions.

Our two-months-and-over contractual delinquency ratio for our discontinued credit card and private label operations decreased compared to September 30, 2011 due to higher receivable balances and as compared to December 31, 2010, lower dollars of delinquency and improved economic and credit conditions.

HSBC USA Inc.

Net Charge-offs of Loans  The following table summarizes net charge-off dollars as a percentage of average loans, excluding loans held for sale, (“net charge-off ratio”) for both continuing and discontinued operations:

	2011					2010					2009 Full Year
	Full Year	Quarter Ended				Full Year	Quarter Ended
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31

	(dollars are in millions)
Net Charge-off Dollars:
Continuing operations:
Commercial:
Construction and other real estate	$42	$5	$2	$37	$(2)	$161	$76	$29	$42	$14	$60
Business banking and middle market enterprises	41	6	8	15	12	71	13	19	18	21	142
Global banking	-	-	-	-	-	22	-	6	12	4	45
Other commercial	(17)	2	(20)	2	(1)	54	3	1	-	50	5

Total commercial	66	13	(10)	54	9	308	92	55	72	89	252
Consumer:
Residential mortgages, excluding home equity mortgages	101	27	23	26	25	166	27	45	46	48	224
Home equity mortgages	70	17	15	18	20	121	23	32	30	36	177

Total residential mortgages	171	44	38	44	45	287	50	77	76	84	401

Credit card receivables	59	12	13	16	18	90	21	24	21	24	94
Auto finance	-	-	-	-	-	38	-	-	14	24	74
Other consumer	25	7	6	5	7	30	5	8	8	9	36

Total consumer	255	63	57	65	70	445	76	109	119	141	605

Total continuing operations	321	76	47	119	79	753	168	164	191	230	857
Total discontinued credit card and private label operations	801	-	151	284	366	2,047	396	486	543	622	2,251

Total	$1,122	$76	$198	$403	$445	$2,800	$564	$650	$734	$852	$3,108

Net Charge-off Ratio:
Continuing operations:
Commercial:
Construction and other real estate	.52%	.26%	.10%	1.81%	(.10)%	1.87%	3.60%	1.35%	1.93%	.64%	.68%
Business banking and middle market enterprises	.46	.24	.35	.71	.61	.96	.66	1.01	1.03	1.17	1.58
Global banking	-	-	-	-	-	.20	-	.23	.44	.14	.36
Other commercial	(.53)	.25	(2.76)	.29	(.15)	1.91	.47	.16	-	5.79	.15

Total commercial	.21	.16	(.13)	.70	.14	1.04	1.23	.75	.98	1.17	.75

Consumer:
Residential mortgages, excluding home equity mortgages	.72	.77	.65	.74	.73	1.22	.78	1.32	1.36	1.43	1.46
Home equity mortgages	2.13	2.59	1.88	1.98	2.16	3.05	2.37	3.23	2.99	3.56	3.98

Total residential mortgages	.99	1.06	.88	1.00	1.04	1.63	1.13	1.74	1.74	1.92	2.03
Credit card receivables	6.10	5.96	7.59	5.42	6.06	7.34	6.83	7.78	6.90	7.75	7.76
Auto finance	-	-	-	-	-	4.12	-	-	4.10	6.11	3.25
Other consumer	2.76	3.47	2.83	2.08	2.77	2.63	1.79	2.82	2.79	3.19	2.88

Total consumer	1.33	1.38	1.20	1.32	1.44	2.13	1.52	2.09	2.24	2.63	2.47

Total continuing operations	.64	.60	.37	.95	.64	1.49	1.35	1.31	1.51	1.78	1.47
Total discontinued credit card and private label operations	3.80	-	2.93	5.44	6.70	8.56	6.95	8.38	9.05	9.69	7.94

Total	.45%	.42%	.27%	.67%	.44%	1.01%	.93%	.89%	1.02%	1.19%	.99%

HSBC USA Inc.

Our net charge-off ratio as a percentage of average loans on a continuing operations basis decreased 85 basis points for the full year of 2011 compared to the full year of 2010 primarily due to lower commercial and to a lesser extent residential mortgage charge-offs driven by improved credit quality, partially offset in the case of residential mortgage loans by the impact from continued high unemployment levels and continued weakness in the housing markets.

Commercial charge-off dollars and ratios decreased significantly for the full year of 2011 compared to the full year of 2010 driven by lower charge-offs in construction and other real estate as well as business banking and middle market enterprises and a partial recovery of a loan to an individual customer relationship that had been charged-off in 2010.

Charge-off dollars and ratios in the residential mortgage loan portfolio for the full year of 2011 improved compared to the full year of 2010 reflecting the impact of the lower delinquency levels we first began to experience in the second quarter of 2010. Charge-off dollars and ratios for credit card receivables also declined for the full year of 2011 compared to the full year of 2010 due to lower delinquency levels as a result of improved credit quality and a continued focus by consumers to paydown debt, lower levels of personal bankruptcy filings and higher recoveries, partially offset by the impact of continued high unemployment levels.

Our charge-off dollars and ratios also improved for our discontinued credit card and private label operations for the full year of 2011 compared to the full year of 2010 largely due to the classification of loans held for sale in August 2011, which resulted in charge-offs no longer being recognized for these loans. Prior to the held for sale classification, the charge-off dollars and ratios improved in 2011 due to lower delinquency levels driven by improved credit quality and a continued focus by consumers to paydown debt, lower levels of personal bankruptcy filings and higher recoveries, partially offset by the impact of continued high unemployment levels.

Our net charge-off ratio as a percentage of average loans on a continuing operations basis increased slightly for the full year of 2010 as compared to the full year of 2009, driven by higher commercial loan charge-offs largely due to commercial real estate loans as the higher levels of nonperforming loans reported in the prior year migrated to charge-off. These increases were largely offset by lower residential mortgage charge-offs due to lower receivable levels and improved credit quality. The trends also reflect the impact from continued high unemployment levels.

Charge-off dollars and ratios in the residential mortgage loan portfolio decreased during 2010 reflecting lower outstanding loan balances and continued moderation in real estate loss severities. Charge-off dollars and ratios for credit card receivables declined compared to the prior year due to an increased focus by customers to paydown debt as well as improving credit quality resulting from actions previously taken to reduce risk in the portfolio. Charge-off dollars and ratios in the auto finance portfolio reflect the transfer of these loans to held for sale in July 2010 and subsequent sale of these loans which was completed in August 2010.

Commercial charge-off dollars and ratios increased compared to 2009 largely due to higher commercial real estate loan charge-offs and a charge-off associated with a single private banking relationship which was partially offset by lower charge-off levels in business banking as well as in middle market and large corporate clients due to improving trends in credit quality.

Our charge-off ratio for our discontinued credit card and private label operations for the full year of 2010 increased compared to the full year of 2009, driven by higher credit card charge-offs as charge-off levels in 2009 were positively impacted by the purchase of the GM and UP portfolios, a portion of which was recorded at fair value net of future anticipated losses at the time of acquisition. The increase was partially offset by lower charge-off dollars and ratios for private label card receivables due to lower receivable balances, including increased focus by customers to paydown debt as well as improving credit quality resulting from actions previously taken to reduce risk in the portfolio.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets are summarized in the following table for both continuing and discontinued operations.

At December 31,	2011	2010	2009
	(dollars are in millions)
Nonaccrual loans:
Continuing operations:
Commercial:
Real Estate:
Construction and land loans	$103	$70	$154
Other real estate	512	529	490
Business banking and middle market enterprises	58	116	123
Global banking	137	74	344
Other commercial	15	12	159

Total commercial	825	801	1,270

Consumer:
Residential mortgages, excluding home equity mortgages	815	900	818
Home equity mortgages	89	93	107

Total residential mortgages(2)	904	993	925
Auto finance	-	-	40
Others	8	9	9

Total consumer loans	912	1,002	974

Nonaccrual loans held for sale	88	186	446

Total continuing operations	1,825	1,989	2,690
Total discontinued credit card and private label operations	-	-	-

Total nonaccruing loans	1,825	1,989	2,690
Accruing loans contractually past due 90 days or more:
Continuing operations:
Commercial:
Real Estate:
Construction and land loans	$-	$-	$-
Other real estate	1	137	51
Business banking and middle market enterprises	11	47	95
Global banking	-	-	-
Other commercial	2	2	2

Total commercial	14	186	148

Consumer:
Credit card receivables	20	24	31
Other consumer	27	23	27

Total consumer loans	47	47	58

Total continuing operations	61	233	206
Total discontinued credit card and private label operations	361	533	869

Total accruing loans contractually past due 90 days or more	422	766	1,075

Total nonperforming loans	2,247	2,755	3,765
Other real estate owned	81	159	72

Total nonperforming assets	$2,328	$2,914	$3,837

Allowance for credit losses as a percent of nonperforming loans(1):
Commercial	52.69%	52.99%	63.96%
Consumer	22.80	31.36	36.56

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

(2)

At December 31, 2011 and 2010, residential mortgage loan nonaccrual balances include $774 million and $826 million, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

Nonaccrual loans at December 31, 2011 decreased as compared to December 31, 2010 driven largely by lower levels of residential mortgage non-accrual loans and lower levels of nonaccrual loans held for sale due to sales of subprime mortgage loans, partially offset by slightly higher levels of commercial nonaccrual loans. The decline in nonaccrual residential mortgage loans has been tempered by our temporary suspension of foreclosure activity, which results in loans which would otherwise have been transferred into REO remaining in loan account as discussed above. Commercial non-accrual loans increased in 2011 due to credit risk rating downgrades outpacing credit risk rating upgrades, payments and charge-offs within commercial real estate as this business continues to exhibit stressed conditions in many markets. Additionally, global banking experienced two large credits being placed on nonaccrual in the second half of 2011. These increases were partially offset by declines within other commercial market sectors as credit quality continues to improve. Decreases in accruing loans past due 90 days or more since December 31, 2010 were driven by commercial loan and credit card receivables reflecting improvements in credit quality including lower dollars of delinquency at December 31, 2011.

Nonperforming loans at December 31, 2010 decreased significantly as compared to December 31, 2009 reflecting lower levels of commercial nonaccrual loans due to reductions in certain exposures and improved of credit quality in certain components of the book. Decreases in accruing loans past due 90 days or more since December 31, 2009 were driven by discontinued credit card and private label operations reflecting lower outstanding balances and improvements in credit quality including lower dollars of delinquency in 2010. These decreases were partially offset by modest increases in commercial real estate loans accruing past due 90 days or more. During 2010, we also experienced a significant decline in nonaccrual loans held for sale largely due to the sale of $276 million of non-accrual subprime mortgage loans during the second and third quarters of 2010.

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

Impaired Commercial Loans  A commercial loan is considered to be impaired when it is deemed probable that all principal and interest amounts due, according to the contractual terms of the loan agreement, will not be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Generally, impaired commercial loans include loans in nonaccrual status, loans that have been assigned a specific allowance for credit losses, loans that have been partially charged off and loans that have been designated as troubled debt restructurings. Impaired commercial loan statistics are summarized in the following table:

At December 31,	2011	2010	2009
	(in millions)
Impaired commercial loans:
Balance at end of period	$1,087	$1,127	$1,533
Amount with impairment reserve	597	620	1,127
Impairment reserve	216	188	336

HSBC USA Inc.

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

Criticized loans are summarized in the following table.

At December 31,	2011	2010	2009
	(in millions)
Special mention:
Commercial loans	$1,598	$2,284	$3,009
Substandard:
Commercial loans	1,759	2,260	3,523
Consumer loans	1,356	1,695	2,109

Total substandard	3,115	3,955	5,632
Doubtful:
Commercial loans	307	202	504

Total	$5,020	$6,441	$9,145

The overall decreases in criticized commercial loans in 2011 and 2010 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the period as well as paydowns and charge-off related to certain exposures as well as general improvement in market conditions.

Reserves for Off-Balance Sheet Credit Risk  We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $155 million and $94 million at December 31, 2011 and 2010, respectively. The related provision is recorded as a component of other expense within operating expenses. The increase in off-balance sheet reserves December 31, 2011 as compared to December 31, 2010 largely reflects the deconsolidation of the Bryant Park commercial paper conduit in the first quarter of 2011 which resulted in the establishment of a $94 million liability for our credit exposure related to our commitments to this entity, partially offset by reduced outstanding exposure. The decrease in off-balance sheet reserves at December 31, 2010 as compared to December 31, 2009 reflects improved credit conditions and lower outstanding exposure as well as the consolidation of the Bryant Park commercial paper VIE as of January 1, 2010 which resulted in the reclassification of this reserve on our balance sheet. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations” in this MD&A.

HSBC USA Inc.

Our commercial credit exposure is diversified across a broad range of industries. Commercial loans outstanding and unused commercial commitments by industry are presented in the table below.

	Commercial Utilized		Unused Commercial Commitments
At December 31,	2011	2010	2011	2010
	(in millions)
Real estate and related	$7,317	$7,208	$2,175	$1,480
Banks and depository institutions	2,361	1,560	704	784
Petro/gas and related	1,814	951	3,137	2,724
Health, child care and education	1,814	1,130	4,865	4,029
Non bank holding companies	1,717	1,992	2,198	1,838
Recreational industry	1,549	1,489	1,271	1,439
Electronic and electrical equipment	1,423	1,794	6,526	5,000
Ferrous and non ferrous mining	1,270	1,444	2,332	1,985
Business and professional services	1,209	883	3,035	2,269
Food and kindred products	1,100	859	2,973	2,975
Textile, apparel and leather goods	963	871	983	677
Chemicals, plastics and rubber	690	1,708	2,374	2,424
Insurance business	681	492	2,459	2,215
Industrial machinery and equipment	480	335	2,003	975
Security brokers and dealers	453	1,439	1,727	1,277

Total commercial credit exposure in top 15 industries based on utilization	24,841	24,155	38,762	32,091
All other industries	8,808	5,848	16,006	13,520

Total commercial credit exposure by industry	$33,649	$30,003	$54,768	$45,611

Exposures to Certain Countries in the Eurozone  Global markets in 2011 have been dominated by the continuing eurozone debt crisis. During 2011, a number of eurozone countries have come under severe financial pressure and their ability to raise, refinance and service their debt was put in question by markets as shown in the record high spreads during most of the year. During 2011, Portugal and Spain joined Greece and Ireland in the list of eurozone countries requiring rescue packages to remain solvent and fear of contagion to other eurozone countries has forced governments to reduce debt levels.

The tables below summarize our exposures to selected eurozone countries, including:

•	governments and central banks of selected Eurozone countries along with near/quasi government agencies;

•	banks; and

•	other financial institutions and other corporates.

Exposures to banks, other financial institutions and other corporates are based on the country of domicile of the counterparty. The countries of Greece, Ireland, Italy, Portugal and Spain were selected because during 2011 they exhibited levels of market volatility which exceeded other eurozone countries and demonstrated fiscal or political uncertainty. Certain of these countries also have high sovereign debt to GDP ratios and short to medium-term maturity concentration of those liabilities. In addition, the eurozone disclosure also includes information about our exposures to France, Germany and the Netherlands, which are disclosed in aggregate below, as these countries are seen to have considerable exposure to the sovereign debt of the peripheral eurozone countries.

HSBC USA Inc.

Off-balance sheet exposures primarily relate to commitments to lend and the amount shown in the tables represent the maximum amount that could be drawn down by the counterparty.

Exposures to select eurozone countries – sovereign and agencies	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Total on-balance sheet exposures	$-	$-	$-	$-	$-	$-
Off-balance sheet exposures	-	-	-	-	-	-

Total exposures	$-	$-	$-	$-	$-	$-

CDS asset positions	$1	$2	$4	$1	$6	$14
CDS liability positions	-	3	2	-	3	8
CDS asset notionals	2	7	35	5	58	107
CDS liability notionals	-	19	11	-	28	58

Summary exposures of non-distressed eurozone countries – sovereign and agencies	France	Germany	Netherlands	Total
	(in millions)
On-balance sheet exposures	$957	$268	$-	$1,225
Off-balance sheet exposures	-	-	-	-

Eurozone Banks

As a direct result of the eurozone sovereign debt crisis, economic slowdown, uncertain property market and low credit growth, banks in the eurozone area continued to face severe stress and there were numerous calls for the re-capitalization of the European banks. During 2011, banks with direct exposure to eurozone sovereigns saw their costs and access to funding deteriorate. Market volatility and funding issues were further impacted by the downgrades of numerous European banks by the major credit rating agencies, citing concerns on their ability to absorb losses due to possible sovereign debt default, reliance on volatile wholesale funding markets and a weakening of perceived government support.

We expect challenging market conditions for eurozone banks to persist for most of 2012. As can be seen in the tables above, our overall exposure within the eurozone is largely to the banks of stronger countries. We continue to closely monitor and manage eurozone bank exposures in the weaker countries and are cautious in lending to this sector. We regularly update our assessment of higher-risk eurozone banks and adjust our risk appetite accordingly.

Exposures to select eurozone countries – banks	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Loans(1)	$-	$33	$3	$-	$187	$223

Gross derivative assets	-	46	30	-	224	300
Collateral and derivative liabilities(2)	-	46	6	-	197	249

Derivatives	-	-	24	-	27	51

Total on-balance sheet exposures	-	33	27	-	214	274
Off-balance sheet exposures	1	-	-	13	-	14

Total exposures	$1	$33	$27	$13	$214	$288

CDS asset positions	$-	$-	$11	$4	$4	$19
CDS liability positions	-	-	6	1	2	9
CDS asset notionals	-	-	80	20	42	142
CDS liability notionals	-	-	64	7	33	104

Summary exposures of non-distressed eurozone countries – banks	France	Germany	Netherlands	Total
	(in millions)
On-balance sheet exposures	$156	$-	$-	$156
Off-balance sheet exposures	-	-	-	-

(1)	Allowance for loan loss is not significant.

(2)	Includes collateral as well as offsets of derivative liabilities as allowed in accordance with U.S. GAAP.

HSBC USA Inc.

Other financial institutions and corporates

The credit quality of other financial institutions and other corporate portfolios remains strong with no significant impairments recognized. The portfolios largely comprise large multinational corporates and other financial institutions with significant operations outside these countries that mitigate the risk.

Exposures to select eurozone countries – other financial institutions and corporates	Greece	Ireland	Italy	Portugal	Spain	Total
	(in millions)
Gross derivative assets	$-	$33	$-	$-	$17	$50
Collateral and derivative liabilities(1)	-	33	-	-	-	33

Derivatives	-	-	-	-	17	17

Total on-balance sheet exposures	-	-	-	-	17	17
Off-balance sheet exposures	-	176	88	-	2	266

Total exposures	$-	$176	$88	$-	$19	$283

CDS asset positions	$-	$-	$8	$2	$3	$13
CDS liability positions	-	-	4	4	2	10
CDS asset notionals	-	-	187	12	43	242
CDS liability notionals	-	7	69	33	80	189

Summary exposures of non-distressed eurozone countries – other financial institutions and corporates	France	Germany	Netherlands	Total
	(in millions)
On-balance sheet exposures	$139	$87	$926	$1,152
Off-balance sheet exposures	16	16	417	449

(1)	Includes collateral as well as offsets of derivative liabilities as allowed in accordance with U.S. GAAP.

HSBC USA Inc.

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

	Banks and Other Financial Institutions	Commercial and Industrial	Total
	(in millions)
December 31, 2011:
Japan	$82	$2,526	$2,608
Canada	663	3,444	4,107
Mexico	1,079	4,043	5,122
Brazil	1,067	2,075	3,142

Total	$2,891	$12,088	$14,979

December 31, 2010:
France	$1,274	$1,503	$2,777
Canada	926	1,448	2,374
Mexico	533	2,153	2,686
United Kingdom	2,240	832	3,072
Brazil	723	1,209	1,932

Total	$5,696	$7,145	$12,841

December 31, 2009:
France	$303	$1,189	$1,492
Canada	892	494	1,386
United Kingdom	2,874	803	3,677
Brazil	1,275	12	1,287

Total	$5,344	$2,498	$7,842

Cross-border net outstandings related to Portugal, Ireland, Italy, Greece and Spain totaled .30 percent of total assets and did not individually exceed .19 percent of total assets.

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

HSBC USA Inc.

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

At December 31,	2011	2010
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$43,923	$39,652
Less: collateral held against exposure	6,459	4,577

Net credit risk exposure	$37,464	$35,075

The table below summarizes the risk profile of the counterparties of off-balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral. The ratings presented in the table below are equivalent ratings based on our internal credit rating system.

	Percent of Current Credit Risk Exposure, Net of Collateral
Rating equivalent at December 31	2011	2010
AAA to AA–	44%	39%
A+ to A–	36	32
BBB+ to BBB–	12	19
BB+ to B–	7	9
CCC+ and below	1	1
Unrated	-	-

Total	100%	100%

HSBC USA Inc.

Our principal exposure to monoline insurance companies is through a number of OTC derivative transactions, primarily credit default swaps (“CDS”). We have entered into CDS to purchase credit protection against securities held within the available for sale and trading portfolios. Due to downgrades in the internal credit ratings of monoline insurers, fair value adjustments have been recorded due to counterparty credit exposures. The table below sets out the mark-to-market value of the derivative contracts at December 31, 2011 and 2010. The “Credit Risk Adjustment” column indicates the valuation adjustment taken against the mark-to-market exposures and reflects the deterioration in creditworthiness of the monoline insurers. The exposure relating to monoline insurance companies that are rated CCC+ and below were fully written down as of December 31, 2011 and 2010. These adjustments have been charged to the consolidated statement of income (loss).

	Net Exposure before Credit Risk Adjustment(1)	Credit Risk Adjustment(2)	Net Exposure After Credit Risk Adjustment
	(in millions)
December 31, 2011
Derivative contracts with monoline counterparties:
Monoline – investment grade	$617	$(62)	$555
Monoline – below investment grade	254	(101)	153

Total	$871	$(163)	$708

December 31, 2010:
Derivative contracts with monoline counterparties:
Monoline – investment grade	$628	$(63)	$565
Monoline – below investment grade	514	(298)	216

Total	$1,142	$(361)	$781

(1)	Net exposure after legal netting and any other relevant credit mitigation prior to deduction of credit risk adjustment.

(2)	Fair value adjustment recorded against the over-the-counter derivative counterparty exposures to reflect the credit worthiness of the counterparty.

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

During 2011, marketplace liquidity continued to remain available for most sources of funding except mortgage securitization and companies in the financial sector continue to be able to issue debt, although credit spreads

HSBC USA Inc.

continue to be impacted by the European sovereign debt crisis and the current budgetary and economic environment in the United States. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base.

Interest Bearing Deposits with Banks  totaled $25.5 billion and $8.2 billion at December 31, 2011 and 2010, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity. The balances increased during 2011, particularly at the Federal Reserve, as we redeployed surplus liquidity, driven by higher deposit levels.

Securities Purchased under Agreements to Resell  totaled $3.1 billion and $8.2 billion at December 31, 2011 and 2010, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.

Short-Term Borrowings  totaled $16.0 billion and $15.2 billion at December 31, 2011 and 2010, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.

Deposits  totaled $139.7 billion and $120.6 billion at December 31, 2011 and 2010, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

Long-Term Debt  decreased to $16.7 billion at December 31, 2011 from $17.1 billion at December 31, 2010. The following table summarizes issuances and retirements of long-term debt during 2011 and 2010:

Year Ended December 31,	2011	2010
	(in millions)
Long-term debt issued	$6,271	$4,631	(1)
Long-term debt retired	(6,297)	(2,498)

Net long-term debt issued (retired)	$(26)	$2,133

(1)	Includes $309 million of long-term debt issued as part of the sale-leaseback of the 452 Fifth Avenue property.

Issuances of long-term debt during 2011 included $6.3 billion of medium term notes which includes $618 million issued by HSBC Bank USA and $3 billion of senior notes issued to HSBC North America Holdings, Inc.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. At December 31, 2011, we were authorized to issue up to $21 billion, of which $6.4 billion was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $17.3 billion was available at December 31, 2011.

As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At December 31, 2011 and December 31, 2010, long-term debt included $1.0 billion under this facility. The facility also allows access to further borrowings of up to $4.3 billion based upon the amount pledged as collateral with the FHLB.

At December 31, 2011, we had a $2.5 billion unused line of credit with HSBC France to support issuances of commercial paper.

During the third quarter of 2011, we notified the holders of our outstanding Putable Capital Notes with an aggregate principal amount of $129 million (the “Notes”) that, pursuant to the terms of the Notes, we had elected to revoke the obligation to exchange capital securities for the Notes and would redeem the Notes in full. The Notes were redeemed in January, 2012.

Preferred Equity  See Note 20, “Preferred Stock,” in the accompanying consolidated financial statements for information regarding all outstanding preferred share issues.

Common Equity  During 2011 and 2010, we did not receive any cash capital contributions from HNAI. During 2011 and 2010, we contributed $208 million and $60 million of capital, respectively, to our subsidiary, HSBC Bank USA.

HSBC USA Inc.

Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with current banking regulations. In managing capital, we develop targets for Tier 1 capital to risk weighted assets, Tier 1 common equity to risk weighted assets, Total capital to risk weighted assets and Tier 1 capital to average assets. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above. Selected capital ratios are summarized in the following table:

At December 31,	2011	2010
Tier 1 capital to risk weighted assets	12.74%	11.80%
Tier 1 common equity to risk weighted assets	10.72	9.82
Total capital to risk weighted assets	18.39	18.14
Tier 1 capital to average assets	7.43	7.87
Total equity to total assets	8.80	9.10

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

HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While HSBC USA will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis. Adoption of Basel II requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. We are uncertain as to when we will receive approval to adopt Basel II from the Federal Reserve Board, our primary regulator. We have integrated Basel II metrics into our management reporting and decision making process. As a result of Dodd-Frank, a banking organization that has formally implemented Basel II must calculate its capital requirements under Basel I and Basel II, compare the two results, and then use the lower of such ratios for purposes of determining compliance with its minimum tier 1 capital and total risk-based capital requirements.

U.S. regulators have issued proposed regulations on stress testing and regulations on capital planning for bank holding companies. Under the proposed regulations, from January 1, 2012, U.S. bank holding companies with $50 billion or more in total consolidated assets would need to obtain approval of their annual capital plans prior to making capital distributions. Additionally, there are certain circumstances in which a bank holding company would be required to provide prior notice for approval of capital distributions, even if included in an approved plan.

HSBC Bank USA is subject to restrictions that limit the transfer of funds to its affiliates, including HSBC USA, and its nonbank subsidiaries in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10 percent of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20 percent of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit and certain other exposures to affiliates generally are required to be secured in specified amounts. Where cash collateral is provided for an extension of credit to an affiliate, that loan is excluded from the 10 and 20 percent limitations. A bank’s transactions with its nonbank affiliates are also required to be on arm’s length terms.

We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 26, “Retained Earnings and Regulatory Capital Requirements,” in the accompanying consolidated financial statements.

HSBC USA Inc.

HSBC USA Inc.  We are an indirect wholly-owned subsidiary of HSBC Holdings plc and the parent company of HSBC Bank USA and other subsidiaries through which we offer personal and commercial banking products and related financial services including derivatives, payments and cash management, trade finance and investment solutions. Our main source of funds is cash received from operations and subsidiaries in the form of dividends. In addition, we receive cash from third parties and affiliates by issuing preferred stock and debt and from our parent by receiving capital contributions when necessary.

We received cash dividends from our subsidiaries of $3 million and $7 million in 2011 and 2010, respectively.

We have a number of obligations to meet with our available cash. We must be able to service our debt and meet the capital needs of our subsidiaries. We also must pay dividends on our preferred stock and may pay dividends on our common stock. Dividends paid on preferred stock totaled $73 million in 2011 and $74 million in 2010. No dividends were paid to HNAI, our immediate parent company, on our common stock during either 2011 or 2010. We may pay dividends to HNAI in the future, but will maintain our capital at levels that we perceive to be consistent with our current ratings either by limiting the dividends to, or through capital contributions from, our parent.

At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. We made capital contributions to certain subsidiaries of $208 million in 2011 and $60 million in 2010.

In 2011, HSBC Bank USA had the ability to pay dividends under bank regulatory guidelines, as cumulative net profits for 2009 through 2011 exceed dividends attributable to this period. In June 2011, HSBC Bank USA paid a $200 million dividend to HSBC USA Inc.

Subsidiaries  At December 31, 2011, we had one major subsidiary, HSBC Bank USA. We manage substantially all of our operations through HSBC Bank USA, which funds our businesses primarily through receiving deposits from customers; the collection of receivable balances; issuing short-term, medium-term and long-term debt and selling residential mortgage receivables. The vast majority of our domestic medium-term notes and long-term debt is marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.

As part of the regulatory approvals with respect to the credit card and auto finance receivable purchases completed in January 2009, we and our ultimate parent, HSBC, committed that HSBC Bank USA will maintain a Tier 1 risk-based capital ratio of at least 7.62 percent, a total capital ratio of at least 11.55 percent and a Tier 1 leverage ratio of at least 6.45 percent for one year following the date of transfer. In addition, we and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or become “low-quality assets,” as defined by the Federal Reserve Act. Capital ratios and amounts reported above at December 31, 2011 and 2010 reflect this revised regulatory reporting.

During 2011, HSBC Bank USA sold low-quality credit card receivables with a net book value of approximately $266 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. These receivables will be sold to Capital One as part of the previously discussed sale which is expected to close in the second quarter of 2012. During 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. These loans were subsequently sold to SC USA in August 2010. Capital ratios and amounts at December 31, 2011 and 2010 in the table above reflect this reporting. At December 31, 2011, the remaining purchased receivables subject to this requirement totaled $1.5 billion of which $2 million held by HSBC Bank USA are considered to be low-quality assets. As discussed above, we have established an Internal Capital Adequacy Assessment Process. Under ICAAP, capital adequacy is evaluated through the examination of regulatory capital ratios (measured under current and Basel II rules), economic capital and stress testing. The results of the ICAAP are forwarded to HSBC and, to the extent that this evaluation identifies potential capital needs, incorporated into the HSBC capital management process. HSBC has provided capital support in the past and has indicated its commitment and capacity to fund the needs of the business in the future, if necessary.

HSBC USA Inc.

2012 Funding Strategy  Our current estimate for funding needs and sources for 2012 are summarized in the following table.

(in billions)
Funding needs:
Deposits assumed in branch sale, net	$14
Net loan growth	5
Reduction in core deposits	2
Net change in short-term investments	7
Long-term debt maturities	2

Total funding needs	$30

Funding sources:
Asset sales	$24
Long-term debt issuance	6

Total funding sources	$30

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

Capital Expenditures  We made capital expenditures of $57 million and $96 million during 2011 and 2010, respectively. In addition to these amounts, during 2011 and 2010, we capitalized $18 million and $72 million, respectively, relating to the building of several new retail banking platforms as part of an initiative to build common platforms across HSBC. During 2011, we decided to cancel certain projects that were developing software for these new platforms and pursue alternative information technology platforms. Also during 2011, HSBC completed a comprehensive strategic review of all platforms under development which resulted in additional projects being cancelled. As a result, we collectively recorded $110 million of impairment charges in 2011 relating to the impairment of certain previously capitalized software development costs which we determined were no longer realizable. The impairment charges were recorded in other expenses in our consolidated statement of income and are included in the results of our segments, principally in RBWM and CMB.

Commitments  See “Off-Balance Sheet Arrangements, Credit Derivatives and Other Contractual Obligations” below for further information on our various commitments.

HSBC USA Inc.

Contractual Cash Obligations  The following table summarizes our long-term contractual cash obligations at December 31, 2011 by period due.

	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Subordinated long-term debt and perpetual capital notes(1)	$128	$-	$1,164	$-	$-	$6,230	$7,522
Other long-term debt, including capital lease obligations(1)	2,265	1,640	1,300	1,225	1,236	1,521	9,187
Other postretirement benefit obligations(2)	7	7	6	6	6	27	59
Obligation to the HSBC North America Pension Plan(3)	43	33	10	-	-	-	86
Minimum future rental commitments on operating leases(4)	154	150	145	128	105	339	1,021
Purchase obligations(5)	27	7	7	5	5	-	51

Total	$2,624	$1,837	$2,632	$1,364	$1,352	$8,117	$17,926

(1)	Represents future principal payments related to debt instruments included in Note 16, “Long-Term Debt,” of the accompanying consolidated financial statements.

(2)

Represents estimated future employee benefits expected to be paid over the next ten years based on assumptions used to measure our benefit obligation at December 31, 2011. See Note 23, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements.

(3)

Our contractual cash obligation to the HSBC North America Pension Plan included in the table above is based on the Pension Funding Policy which was revised during the fourth quarter of 2011 and establishes required annual contributions by HSBC North America through 2014. The amounts included in the table above, reflect an estimate of our portion of those annual contributions based on plan participants at December 31, 2011. See Note 23, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information about the HSBC North America Pension Plan.

(4)

Represents expected minimum lease payments, net of minimum sublease income under noncancellable operating leases for premises and equipment included in Note 30, “Collateral, Commitments and Contingent Liabilities,” in the accompanying consolidated financial statements.

(5)

Represents binding agreements for facilities management and maintenance contracts, custodial account processing services, internet banking services, consulting services, real estate services and other services.

These cash obligations could be funded primarily through cash collections on receivables and from the issuance of new unsecured debt or receipt of deposits.

Our purchase obligations for goods and services at December 31, 2011 were not significant.

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

As a financial services provider, we routinely extend credit through loan commitments and lines and letters of credit and provide financial guarantees, including derivative transactions having characteristics of a guarantee. The contractual amounts of these financial instruments represent our maximum possible credit exposure in the event that a counterparty draws down the full commitment amount or we are required to fulfill our maximum obligation under a guarantee.

HSBC USA Inc.

The following table provides maturity information related to our credit derivatives and off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements.

							Balance at December 31,
	2012	2013	2014	2015	2016	Thereafter	2011	2010
	(in billions)
Standby letters of credit, net of participations(1)	$5.7	$.8	$.4	$.4	$.4	$.1	$7.8	$7.2
Commercial letters of credit	1.3	-	-	-	-	-	1.3	.8
Credit derivatives(2)	91.6	75.3	53.1	32.9	42.4	35.1	330.4	354.8
Other commitments to extend credit:
Commercial	16.3	5.1	5.0	6.1	19.3	2.9	54.7	45.6
Consumer	9.3	-	-	-	-	-	9.3	9.1

Total	$124.2	$81.2	$58.5	$39.4	$62.1	$38.1	$403.5	$417.5

(1)	Includes $707 million and $486 million issued for the benefit of HSBC affiliates at December 31, 2011 and 2010, respectively.

(2)	Includes $45.1 billion and $49.4 billion issued for the benefit of HSBC affiliates at December 31, 2011 and 2010, respectively.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of our “stand ready obligation to perform” under these arrangements, amounting to $44 million and $47 million at December 31, 2011 and 2010, respectively. Fees are recognized ratably over the term of the standby letter of credit. Also included in other liabilities is a credit loss reserve on unfunded standby letters of credit of $22 million and $26 million at December 31, 2011 and 2010, respectively. See Note 28, “Guarantee Arrangements,” in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.

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

HSBC USA Inc.

In accordance with our policy, we offset most of the market risk we assume in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table above is the maximum amount that we could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral. See Note 28, “Guarantee Arrangements,” in the accompanying consolidated financial statements for further discussion on off-balance sheet guarantee arrangements.

Other Commitments to Extend Credit  Other commitments to extend credit include arrangements whereby we are contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of certain unused MasterCard/Visa credit card lines and commitments to extend credit secured by residential properties. We have the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, for cause, upon notification to the customer. Commercial commitments comprise primarily those related to secured and unsecured loans and lines of credit and certain asset purchase commitments. In connection with our commercial lending activities, we provide liquidity support to a number of multi-seller and single-seller asset backed commercial paper conduits (“ABCP conduits”) sponsored by affiliates and third parties. See Note 27, “Variable Interest Entities,” in the accompanying the consolidated financial statements for additional information regarding these ABCP conduits and our variable interests in them.

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

HSBC USA Inc.

The tables below present information on our liquidity facilities with ABCP conduits at December 31, 2011. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure.

Conduit Type	Maximum Exposure to Loss	Conduit Assets(1) Total Assets	Weighted Average Life (Months)	Conduit Funding(1) Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$123	$121	25	$121	17
Third-party sponsored:
Single-seller	554	7,155	44	6,835	66

Total	$677	$7,276		$6,956

(1)

For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented represent the total assets and funding of the conduit.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	100%	-%	-%	100%	-%	-%
Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	95%	5%	-%	-%	-%

(1)

Credit quality is based on Standard and Poor’s ratings at December 31, 2011 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During 2011, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients but at a slow pace. Credit spreads in the multi-seller conduit market generally trended higher in the second half of the year following a pattern that was prevalent across the U.S. credit markets. The low supply of ABCP has led to continued investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.

The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements. As a result of specific difficulties in the Canadian asset backed commercial paper markets, we entered into various agreements during 2007 modifying obligations with respect to these facilities. Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders and endorsed by the Canadian justice system in 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $392 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HSBC Bank USA derivatives transactions with the previous conduit vehicles have been assigned to the new Master Conduit Vehicles. Under the restructuring, collateral provided to us to mitigate the derivatives exposures is significantly higher than it was prior to the restructuring.

HSBC USA Inc.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of CAD $300 million and provide a CAD $100 million credit facility. As of December 31, 2011 this credit facility was undrawn and approximately $294 million of long-term securities were held. As of December 31, 2010 this credit facility was undrawn and approximately $301 million of long-term securities were held.

As of December 31, 2011 and 2010, other than the facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements. However, we hold $10 million of long-term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $489 million in the fair value of financial liabilities during 2011 compared to a decrease of $103 million during 2010.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain on debt designated at fair value and related derivatives during 2011 should not be considered indicative of the results for any future period.

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

HSBC USA Inc.

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

HSBC USA Inc.

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2011 and December 31, 2010, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Transfers between leveling categories are recognized at the end of each reporting period.

Material Transfers Between Level 1 and Level 2 Measurements  During 2011 and 2010, there were no material transfers between Level 1 and Level 2 measurements.

Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of December 31, 2011 and 2010.

At December 31,	2011	2010
	(dollars are in millions)
Level 3 assets(1)(2)	$6,071	$5,776
Total assets measured at fair value(3)	179,497	139,139
Level 3 liabilities	4,197	5,197
Total liabilities measured at fair value(1)	117,170	83,444
Level 3 assets as a percent of total assets measured at fair value	3.4%	4.2%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.6%	6.2%

(1)	Presented without netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)

Includes $5.4 billion of recurring Level 3 assets and $670 million of non-recurring Level 3 assets at December 31, 2011 and $4.8 billion of recurring Level 3 assets and $992 million of non-recurring Level 3 assets at December 31, 2010.

(3)

Includes $178.7 billion of assets measured on a recurring basis and $768 million of assets measured on a non-recurring basis at December 31, 2011. Includes $137.6 billion of assets measured on a recurring basis and $1.5 billion of assets measured on a non-recurring basis at December 31, 2010.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk We have entered into credit default swaps with monoline insurers to hedge our credit exposure in certain asset-backed securities and synthetic CDOs. Beginning in the

HSBC USA Inc.

second half of 2009 and continuing through 2011, the credit condition of some insurers began to improve. As a result, we made $15 million and $93 million positive credit risk adjustments to the fair value of our credit default swap contracts during 2011 and 2010, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $163 million and $361 million against our monoline exposure at December 31, 2011 and 2010, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $708 million and $781 million at December 31, 2011 and 2010, respectively. The decrease in 2011 reflects both reductions in our outstanding positions and improvements in exposure estimates.

Loans As of December 31, 2011 and 2010, we have classified $181 million and $413 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of amortized cost or fair value basis. Based on our assessment, we recorded losses of $22 million during 2011 compared to a gain of $50 million during 2010. The changes in fair value are recorded as other revenues in the consolidated statement of income.

Material Additions to and Transfers Into (Out of) Level 3 Measurements  During 2011, we transferred $62 million, of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. We transferred $2.7 billion of deposits in domestic offices, which we have elected to carry at fair value, and $554 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.

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

In addition during 2010, we transferred $666 million of mortgage and other asset-backed securities and $184 million of corporate bonds from Level 3 to Level 2 due to the availability of observable inputs in the market including broker and independent pricing service valuations. We transferred $366 million of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded equity derivative is no longer unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

See Note 29, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during 2011 and 2010 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities  The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of December 31, 2011:

Asset-backed securities backed by consumer finance collateral:

Credit Quality of Collateral:

			Commercial Mortgages		Prime		Alt-A		Subprime
Year of Issuance:		Total	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present
		(in millions)
Rating of securities:	Collateral type:
AAA	Home equity loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
	Student loans	4	-	-	-	-	4	-	-	-
	Residential mortgages	349	-	-	3	-	217	-	129	-
	Commercial mortgages	439	53	386	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total AAA	792	53	386	3	-	221	-	129	-

AA	Home equity loans	114	-	-	-	-	-	114	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-
	Student loans	10	-	-	-	-	10	-	-	-
	Other	35	-	-	-	-	35	-	-	-

	Total AA	159	-	-	-	-	45	114	-	-

A	Home equity loans	1	-	-	-	-	1	-	-	-
	Residential mortgages	64	-	-	-	-	5	-	59	-
	Commercial mortgages	12	-	12	-	-	-	-	-	-
	Other	45	-	-	-	-	45	-	-	-

	Total A	122	-	12	-	-	51	-	59	-

BBB	Home equity loans	86	-	-	-	-	-	86	-	-
	Residential mortgages	22	-	-	-	-	22	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total BBB	108	-	-	-	-	22	86		-

BB	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	1	-	-	-	-	1	-	-	-

	Total BB	1	-	-	-	-	1	-	-	-

B	Home equity loans	1	-	-	-	-	-	-	1	-
	Auto loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total B	1	-	-	-	-	-	-	1	-

CCC	Home equity loans	69	-	-	-	-	-	69	-	-
	Residential mortgages	4	-	-	-	-	-	-	-	4

	Total CCC	73	-	-	-	-	-	69	-	4

CC	Residential mortgages	-	-	-	-	-	-	-	-	-

D	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total D	-	-	-	-	-	-	-	-	-

Unrated	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	13	-	-	-	-	13	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total Unrated	13	-	-	-	-	13	-	-	-

		$1,269	$53	$398	$3	$-	$353	$269	$189	$4

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated
		(in millions)
Rating of securities:	Collateral type:
	Corporate loans	$344	$-	$-	$344	$-	$-
	Residential mortgages	-	-	-	-	-
	Commercial mortgages	223	-	-	152	71	-
	Trust preferred	136	-	136	-	-	-
	Aircraft leasing	-	-	-	-	-	-
	Others	52	-	-	-	-	52

		755	$-	$136	$496	$71	$52

	Total asset-backed securities	$2,024

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $149 million or a decrease of the overall fair value measurement of approximately $199 million as of December 31, 2011. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

Risk Management

Overview  Some degree of risk is inherent in virtually all of our activities. Accordingly, we have comprehensive risk management policies and practices in place to address potential risks, which include the following:

•

Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default; Credit risk includes risk associated with cross-border exposures.

•

Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself;

•	Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to rate movements;

•

Market risk is the potential for losses in daily mark-to-market positions (mostly trading) due to adverse movements in money, foreign exchange, equity or other markets and includes both interest rate risk and trading risk;

•

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events (including legal risk but excluding strategic and reputational risk);

HSBC USA Inc.

•	Compliance risk is the risk arising from failure to comply with relevant laws, regulations and regulatory requirements governing the conduct of specific businesses;

•

Fiduciary risk is the risk of breaching fiduciary duties where we act in a fiduciary capacity as Trustee, Investment Manager or as mandated by law or regulation, including Regulation 12 CFR 9, Fiduciary Activity of National Banks;

•

Reputational risk is the risk arising from a failure to safeguard our reputation by maintaining the highest standards of conduct at all times and by being aware of issues, activities and associations that might pose a threat to the reputation of HSBC, locally, regionally or internationally; and

•

Strategic risk is the risk that the business will fail to identify, execute, and react appropriately to opportunities and/or threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action.

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

Senior managers within an independent, central risk organization under the leadership of the HSBC North America Chief Risk Officer ensure risks are appropriately identified, measured, reported and managed. For all risk types, there are independent risk specialists that set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. For instance, the HSBC North America Chief Risk Officer and the Chief Compliance Officer provide day-to-day oversight of these types of risk management activities within their respective areas and work closely with internal audit and other senior risk specialists at HSBC North America and HSBC. Market risk is managed by the HSBC North America Head of Market Risk. Operational risk is the responsibility of each business and support unit to manage under the direction of the HSBC North America Head of Operational Risk and a centralized team. Fiduciary Risk is a component of the Operational Risk framework and expertise is maintained to oversee and provide advice on fiduciary risk matters. The Fiduciary Risk specialists partner with the Compliance organization which, in this capacity, advises on local regulatory compliance (in the US – Regulation 9). Compliance risk is managed through an effective enterprise-wide compliance risk management program to prevent, detect and deter compliance issues, including money laundering and terrorist financing activities. Our risk management policies assign primary responsibility and accountability for the management of compliance risk in the lines of business to business line management. Under the oversight of the Compliance Committee of the Board of Directors and senior management, the HSBC North America Chief Compliance Officer oversees the design, execution and administration of the enterprise-wide compliance program.

Historically, our approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management

HSBC USA Inc.

Board, which consists of senior executives throughout the HSBC organization. As such, extensive centrally determined requirements for controls, limits, reporting and the escalation of issues have been detailed in our policies and procedures.

In the course of our regular risk management activities, we use simulation models to help quantify the risk we are taking. The output from some of these models is included in this section of our filing. By their nature, models are based on various assumptions and relationships. We believe that the assumptions used in these models are reasonable, but events may unfold differently than what is assumed in the models. In actual stressed market conditions, these assumptions and relationships may no longer hold, causing actual experience to differ significantly from the results predicted in the model. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections. Interest rate risk and liquidity metrics have been adjusted to reflect the impact of the pending sale of certain retail branches to First Niagara and the sale of certain credit card receivables to Capital One. The risk metrics reflect current assumed transaction dates, with balances reduced at projected sale date and the associated impact of that reduction is included in both base and shock scenarios.

Risk management oversight begins with our Board of Directors and its various committees, principally the Audit, Risk and Compliance Committees. Management oversight is provided by corporate and business unit risk management committees with the participation of the Chief Executive Officer or her staff. An HSBC USA Risk Management Committee, chaired by the Chief Risk Officer, focuses on governance, emerging issues and risk management strategies.

The HSBC North America Chief Risk Officer also serves as the HUSI Chief Risk Officer and leads a distinct, cross-disciplinary risk organization and integrated risk function. Additionally, an HSBC North America Anti-Money Laundering (“AML”) Director serves as the designated Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer for HUSI. Specific oversight of various risk management processes is provided by the Risk Management Committee, with the assistance of the following principal HSBC USA subcommittees:

•	the Asset and Liability Policy Committee (“ALCO”);

•	the Fiduciary Risk Management Committee; and

•	the Operational Risk and Internal Control Committee (“ORIC”).

Risk oversight and governance is also provided within a number of specialized cross-functional North America risk management subcommittees, including the HSBC North America ORIC, Credit Risk Analytics Oversight Committee, Capital Management Review Meeting, the HSBC North America Risk Executive Committee, Risk Appetite Committee and Stress Testing and Scenario Oversight Committee.

While the charters of the Risk Management Committee and each sub-committee are tailored to reflect the roles and responsibilities of each committee, they all have the following common themes:

•	defining and measuring risk and establishing policies, limits and thresholds;

•	monitoring and assessing exposures, trends and the effectiveness of the risk management framework; and

•	reporting through the Chief Risk Officer to the Board of Directors.

HSBC North America’s Risk Appetite framework describes through its Risk Appetite Statement and its Risk Appetite Limits the quantum and types of risk that it is prepared to take in executing its strategy. It develops and maintains the linkages between strategy, capital, risk management processes and HSBC Group Strategy and directs HSBC North America’s businesses to be targeted along strategic and risk priorities and in line with the forward view of available capital under stress.

Oversight of all liquidity, interest rate and market risk is provided by ALCO which is chaired by the HSBC North America Chief Financial Officer. Subject to the approval of our Board of Directors and HSBC, ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk and assesses the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. ALCO also conducts contingency planning with regard to liquidity.

HSBC USA Inc.

Regulatory capital requirements are based on the amount of capital required to be held, as defined by regulations, and the amount of risk weighted assets, also calculated based on regulatory definitions. Economic Capital is a proprietary measure of capital required to support the risks to which we are exposed at a confidence level consistent with HSBC USA’s target rating of “AA”. Quarterly, Economic Capital is compared to a calculation of available capital resources to assess capital adequacy as part of the ICAAP. In addition, Risk Adjusted Return On Economic Capital (RAROC) is computed for our businesses on a quarterly basis to allow for a comparison of return on risk.

In December 2007, U.S. regulators published a final rule regarding Risk-Based Capital Standards. This final rule represents the U.S. adoption of the Basel II International Capital Accord. While HSBC USA will not report separately under the new rules, HSBC Bank USA will report under the new rules on a stand-alone basis. Adoption of Basel II requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align HSBC Bank USA with the Basel II final rule requirements. We are uncertain as to when we will receive approval to adopt Basel II from our primary regulator. We have integrated Basel II metrics into our management reporting and decision making process. As a result of Dodd-Frank, a banking organization that has formally implemented Basel II must calculate its capital requirements under Basel I and Basel II, compare the two results, and then use the lower of such ratios for purposes of determining compliance with its minimum tier 1 capital and total risk-based capital requirements.

In December 2010, the U.S. regulators published their updated Market Risk Amendment Notice of Proposed Rulemaking aligned closely with the Basel publications (known in the industry as “Basel 2.5”). The rule includes changes to the existing regulatory capital approaches which may become official after the comment period and normal regulatory review. In December 2011, U.S. regulators published a further Notice of Proposed Rulemaking in respect of market risk, setting out the proposals for alternatives to credit ratings for debt and securitization positions, as required by Dodd-Frank. If adopted as proposed, we will experience a significant increase to capital requirements even in the absence of any change to our current risk profile, and we continue to consider strategies to mitigate this impact. The U.S. regulators have also indicated they intend to propose similar revisions to the Basel I and Basel II rules to eliminate the use of external credit ratings to determine the risk weights applicable to securitization and certain corporate exposures under these regulations.

In addition, we continue to support the HSBC Group Basel II framework, as adopted by the Financial Services Authority (“FSA”). Data regarding credit risk, operational risk, and market risk is supplied to support the Group’s regulatory capital and risk weighted asset calculations.

In December 2011, the Federal Reserve Board published its Proposed Rule regarding the Enhanced Prudential Standards and Early Remediation Requirements to implement section 165 of Dodd-Frank (the “Proposed Enhanced Prudential Standards”). The proposed rule includes the stress testing requirements for large bank holding companies, such as HSBC North America, for an annual supervisory stress test conducted by the Federal Reserve Board, as well as semi-annual bank holding company-run stress tests. The rule is in line with the requirements of the Capital Plan Rules published by the Federal Reserve Board in November 2011. HSBC North America already conducts semi-annual stress testing as part of its risk management and capital planning procedures, and in conjunction with wider HSBC procedures and to meet the requirements of the FSA. HSBC North America will continue to build on its stress testing capabilities to enhance its risk management and capital planning procedures and to meet all regulatory requirements.

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

HSBC USA Inc.

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

The responsibilities of the credit risk function include:

•

Formulating credit risk policies – Our policies are designed to ensure that various retail and commercial business units operate within clear standards of acceptable credit risk. Our policies ensure that the HSBC standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the Audit and Risk Committee.

•

Approving new credit exposures and independently assessing large exposures annually – The Chief Credit Officer delegates limited credit authority to our various lending units. However, most large credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Chief Credit Officer. In addition, the Chief Credit Officer coordinates the approval of material credits with HSBC Group Credit Risk which, subject to certain agreed-upon limits, will review and concur on material new and renewal transactions.

•

Overseeing retail credit risk – The HSBC North America Chief Retail Credit Officer manages the credit risk associated with retail portfolios and is supported by expertise from a dedicated advanced risk analytics unit.

•

Maintaining and developing the governance and operation of the commercial risk rating system – A two-dimensional credit risk rating system is utilized in order to categorize exposures meaningfully and enable focused management of the risks involved. This ratings system is comprised of a 23 category Customer Risk Rating, which considers the probability of default of an obligor and a separate assessment of a transaction’s potential loss given default. Each credit grade has a probability of default estimate. Rating methodologies are based upon a wide range of analytics and market data-based tools, which are core inputs to the assessment of counterparty risk. Although automated risk rating processes are increasingly used, for larger facilities the ultimate responsibility for setting risk grades rests in each case with the final approving executive. Risk grades are reviewed frequently and amendments, where necessary, are implemented promptly.

•

Measuring portfolio credit risk – Over the past few years, the advanced credit ratings system has been used to implement a credit economic capital risk measurement system to measure the risk in our credit portfolios, using the measure in certain internal and Board of Directors reporting. Simulation models are used to determine the amount of unexpected losses, beyond expected losses, that we must be prepared to support with capital given our targeted debt rating. Quarterly credit economic capital reports are generated and reviewed with management and the business units. Efforts continue to refine both the

HSBC USA Inc.

inputs and assumptions used in the credit economic capital model to increase its usefulness in pricing and the evaluation of large and small commercial and retail customer portfolio products and business unit return on risk.

•

Monitoring portfolio performance – A credit data warehouse has been implemented to centralize the reporting of credit risk, support the analysis of risk using tools such as Economic Capital, and to calculate credit loss reserves. This data warehouse also supports HSBC’s wider effort to meet the requirements of Basel II and to generate credit reports for management and the Board of Directors.

•

Establishing counterparty and portfolio limits – We monitor and limit our exposure to individual counterparties and to the combined exposure of related counterparties. In addition, selected industry portfolios, such as real estate, are subject to caps that are established by the Chief Credit Officer and reviewed where appropriate by management committees and the Board of Directors. Counterparty credit exposure related to derivative activities is also managed under approved limits. Since the exposure related to derivatives is variable and uncertain, internal risk management methodologies are used to calculate the 95% worst-case potential future exposure for each customer. These methodologies take into consideration, among other factors, cross-product close-out netting, collateral received from customers under Collateral Support Annexes (CSAs), termination clauses, and off-setting positions within the portfolio.

•

Managing problem commercial loans – Special attention is paid to problem loans. When appropriate, our commercial Special Credits Unit and retail Default Services teams provide customers with intensive management and control support in order to help them avoid default wherever possible and maximize recoveries.

•

Establishing allowances for credit losses – The Chief Credit Officer and the HSBC North America Chief Retail Credit Officer share responsibility with the Chief Financial Officer for establishing appropriate levels of allowances for credit losses inherent in various loan portfolios.

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

HSBC USA Inc.

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

ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. In addition, ALCO analyzes changes in the uses of liquidity, establishes policy on balance sheet usage, and sets limits on and monitors the ratio of Advances to Core Funding (“ACF”). This ratio measures what percentage of our stable sources of long-term funding (generally customer deposits deemed to be “core” in accordance with HSBC policy and debt with at least 12 months until maturity), are utilized in providing loans to customers. Currently our ACF ratio stands at 86 percent. ALCO must also maintain a liquidity management and contingency funding plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on our businesses and customer relationships. We recognize a liquidity crisis can either be specific to us, relating to our ability to meet our obligations in a timely manner, or market-wide, caused by a macro risk event in the broader financial system. A range of indicators are monitored to attain an early warning of any liquidity issues. These include widening of key spreads or indices used to track market volatility, material reductions or extreme volatility in customer deposit balances, increased utilization of credit lines, widening of our credit spreads and higher borrowing costs. In the event of a cash flow crisis, our objective is to fund cash requirements without access to the wholesale unsecured funding market for at least one year. Contingency funding needs will be satisfied primarily through the sale of the investment portfolio and liquidation of the residential mortgage portfolio. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage portfolio may be sold, securitized, or used for collateral at the FHLB to increase borrowings. We maintain a Liquid Asset Buffer consisting of cash, short-term liquid assets and unencumbered government and other highly rated investment securities as a source of funding. Further, collateral is maintained at the Federal Reserve Bank discount window and the FHLB, providing additional secured borrowing capacity in a liquidity crisis.

Given our overall liquidity position, during 2011, we have continued to manage down low-margin commercial and institutional deposits in order to maximize profitability.

We continue to evaluate the Basel III framework for liquidity risk management. The Basel Committee has issued some preliminary guidance, but we are still awaiting formal instructions as to how the ratios are calculated. The proposals include both a Liquidity Coverage Ratio (“LCR”) designed to insure banks have sufficient high-quality liquid assets to survive a significant stress scenario lasting 30 days and a Net Stable Funding Ratio (“NSFR”) with a time horizon of one year to ensure a sustainable maturity structure of assets and liabilities. For both ratios, banks are expected to achieve a ratio of 100%. The observation period for the ratios begins in 2012 with LCR introduced by 2015 and NSFR by 2018. We anticipate meeting these requirements well in advance of their formal introduction. We will also be subject to the liquidity provision of the Federal Reserve Board’s Enhanced Prudential Standards Rule once it is finalized.

HSBC USA Inc.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At December 31, 2011, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA Inc.:
Short-term borrowings	P-1	A-1	F1+	R-1
Long-term/senior debt	A1	A+	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term/senior debt	Aa3	AA-	AA	AA

(1)	Dominion Bond Rating Service.

As of December 31, 2011, there were no pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.

In December 2011, Fitch finalized a revised global criteria for assessing the credit ratings of non-common equity securities which qualify for treatment as bank regulatory capital. While ratings of certain of our subordinated, trust preferred or preferred securities may be reduced as Fitch implements the criteria in the first quarter of 2012, we are unable to predict the likelihood or extent of such action.

On February 15, 2012, Moody’s announced rating actions affecting 114 financial institutions in 16 European countries, including the ratings of HSBC. The rating action follows Moody’s publications on January 19, 2012 where Moody’s announced that they expect to place a number of bank ratings under review for downgrade during the first quarter of 2012 in order to assess the overall negative impact of the adverse trends affecting banks in advanced countries and notably in Europe. On February 22, 2012, Moody’s put HSBC USA’s long-term and short-term ratings and HSBC Bank USA’s long-term rating on negative credit watch. We believe there is the potential for a downgrade of up to 2 notches on the long-term ratings and 1 notch on HSBC USA’s short-term rating. Moody’s review is expected to take up to 90 days.

Numerous factors, internal and external, may impact access to and costs associated with issuing debt in the global capital markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of the management of credit risks inherent in our customer base.

Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for us. Additional liquidity is provided by available for sale debt securities. Approximately $2.3 billion of debt securities in this portfolio at December 31, 2011 are expected to mature in 2012. The remaining $50.1 billion of debt securities not expected to mature in 2012 are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through our ability to sell or securitize loans in secondary markets through loan sales and securitizations. In 2011, we did not sell any residential mortgage loan portfolios other than normal loan sales to government sponsored enterprises.

It is the policy of HSBC Bank USA to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is collateral that is physically maintained at the Federal Reserve, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary. Further liquidity is available from the Federal Home Loan Bank of New York. As of December 31, 2011, we had outstanding advances of $1.0 billion. We have access to further borrowings based on the amount of mortgages and securities pledged as collateral to the FHLB.

As of December 31, 2011, any significant dividend from HSBC Bank USA to us would require the approval of the OCC. See Note 26, “Retained Earnings and Regulatory Capital Requirements,” of the consolidated financial statements for further details. In determining the extent of dividends to pay, HSBC Bank USA must also consider

HSBC USA Inc.

the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.

Under a shelf registration statement filed with the Securities and Exchange Commission, we may issue debt securities or preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units. We satisfy the eligibility requirements for designation as a “well-known seasoned issuer,” which allows us to file a registration statement that does not have a limit on issuance capacity. The ability to issue debt under the registration statement is limited by the debt issuance authority granted by the Board. We are currently authorized to issue up to $21.0 billion, of which $6.4 billion is available. During 2011, we issued $2.6 billion of senior debt from this shelf.

HSBC Bank USA has a $40.0 billion Global Bank Note Program, which provides for issuance of subordinated and senior notes. Borrowings from the Global Bank Note Program totaled $4.9 billion in 2011. There is approximately $17.3 billion of borrowing availability.

At December 31, 2010, we also had a $2.5 billion back-up credit facility with HSBC Bank plc for issuances of commercial paper.

Interest Rate Risk Management  Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities. We are subject to interest rate risk associated with the repricing characteristics of our balance sheet assets and liabilities. Specifically, as interest rates change, amounts of interest earning assets and liabilities fluctuate, and interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in shifts in net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to manage net interest income within ranges of interest rate risk that management considers acceptable, we use derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments. Day-to-day management of interest rate risk is centralized principally under the Treasurer.

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

HSBC USA Inc.

The following table shows the repricing structure of assets and liabilities as of December 31, 2011. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting “gaps” are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year end, and one-day figures can be distorted by temporary swings in assets or liabilities.

December 31, 2011	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
	(in millions)
Commercial loans	$32,653	$1,345	$519	$66	$34,583
Residential mortgages	13,464	3,595	1,099	576	18,734
Credit card receivables	1,275	-	-	-	1,275
Other consumer loans	461	344	107	33	945

Total loans(1)	47,853	5,284	1,725	675	55,537
Securities available-for-sale and securities held-to-maturity	17,352	20,914	9,140	7,910	55,316
Other assets	94,160	4,601	680	-	99,441

Total assets	159,365	30,799	11,545	8,585	210,294

Domestic deposits(2):
Savings and demand	57,864	15,336	8,227	-	81,427
Certificates of deposit	11,963	649	27	-	12,639
Long-term debt	9,929	1,275	2,805	2,700	16,709
Other liabilities/equity	87,145	11,850	-	524	99,519

Total liabilities and equity	166,901	29,110	11,059	3,224	210,294

Total balance sheet gap	(7,536)	1,689	486	5,361	-

Effect of derivative contracts	8,266	(2,332)	(3,841)	(2,093)	-

Total gap position	$730	$(643)	$(3,355)	$3,268	$-

(1)	Includes loans held for sale.

(2)	Does not include purchased or wholesale deposits. For purposes of this table purchased and wholesale deposits are reflected in “Other liabilities/equity”.

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

HSBC USA Inc.

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

Present value of a basis point  is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2011 and 2010.

At December 31,	2011	2010
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	4.8	3.9

Economic value of equity  is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at December 31, 2011 and 2010.

At December 31,	2011	2010
	(values as a percentage)
Institutional economic value of equity limit	+/–15	+/–15
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	3	(7)
Change resulting from an immediate 200 basis point decrease in interest rates	(11)	(4)

The gain or loss in value for a 200 basis point increase or decrease in rates is a result of the negative convexity of the residential whole loan and mortgage backed securities portfolios. If rates decrease, the projected prepayments related to these portfolios will accelerate, causing less appreciation than a comparable term, non-convex instrument. If rates increase, projected prepayments will slow, which will cause the average lives of these positions to extend and result in a greater loss in market value.

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

At December 31, 2011	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on January 1, 2012):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	$46	2
Change resulting from a gradual 100 basis point decrease in the yield curve	(103)	(3)
Change resulting from a gradual 200 basis point increase in the yield curve	28	1
Change resulting from a gradual 200 basis point decrease in the yield curve	(175)	(6)
Other significant scenarios monitored (reflects projected rate movements on January 1, 2012):
Change resulting from an immediate 100 basis point increase in the yield curve	31	1
Change resulting from an immediate 100 basis point decrease in the yield curve	(409)	(14)
Change resulting from an immediate 200 basis point increase in the yield curve	10	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(565)	(19)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of December 31, 2011, we had an available-for-sale securities portfolio of approximately $53.2 billion with a positive mark-to-market of $1.5 billion included in tangible common equity of $14.0 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $173 million to a net gain of $1.3 billion with the following results on our tangible capital ratios.

At December 31, 2011	Actual	Proforma(1)
Tangible common equity to tangible assets	6.75%	6.70%
Tangible common equity to risk weighted assets	11.79	11.69

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

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

HSBC USA Inc.

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

The following table summarizes trading VAR for 2011:

	December 31, 2011	Full Year 2011			December 31, 2010
		Minimum	Maximum	Average

	(in millions)
Total trading	$8	$8	$27	$16	$21
Equities	1	-	1	-	-
Foreign exchange	1	1	5	2	1
Interest rate directional and credit spread	6	-	24	13	18

HSBC USA Inc.

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during calendar year 2011. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for 2011 shows that the largest daily gain was $20 million and the largest daily loss was $16 million.

Ranges of daily trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	11	89	121	25	4

The risk associated with movements in credit spreads is primarily managed through sensitivity limits, stress testing and VAR on those portfolios where it is calculated. Beginning in 2009, HSBC introduced credit spread as a separate risk type within its VAR models and credit spread VAR is calculated for credit derivatives portfolios. The total VAR for trading activities, including credit spread VAR for the above portfolios, was $8 million, $21 million and $38 million for December 31, 2011, 2010 and 2009, respectively.

The sensitivity of trading income to the effect of movements in credit spreads on the total trading activities was less than one million for both December 31, 2011 and 2010. This sensitivity was calculated using simplified assumptions based on one-day movements in market credit spreads over a two-year period at a confidence level of 99 percent.

Certain transactions are structured such that the risk is negligible under a wide range of market conditions or events, but in which there exists a remote possibility that a significant gap event could lead to loss. A gap event could be seen as a change in market price from one level to another with no trading opportunity in between, and where the price change breaches the threshold beyond which the risk profile changes from having no open risk to having full exposure to the underlying structure. Such movements may occur, for example, when there are adverse news announcements and the market for a specific investment becomes illiquid, making hedging impossible. Given the characteristics of these transactions, they will make little or no contribution to VAR or to traditional market risk sensitivity measures. We capture the risks for such transactions within our stress testing scenarios. Gap risk arising is monitored on an ongoing basis, and we incurred no gap losses on such transactions in 2011.

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

The following table summarizes non-trading VAR for 2011, assuming a 99 percent confidence level for a two-year observation period and a one-day “holding period.”

	December 31, 2011	Full Year 2011			December 31, 2010
		Minimum	Maximum	Average

	(in millions)
Interest rate	$96	$6	$146	$110	$138

HSBC USA Inc.

The sensitivity of equity to the effect of movements in credit spreads on our available-for-sale debt securities was $5 million and $3 million at December 31, 2011 and 2010, respectively. The sensitivity was calculated on the same basis as that applied to the trading portfolio.

Market risk also arises on fixed-rate securities we issue. These securities are issued to support long-term capital investments in subsidiaries and include non-cumulative preferred shares, noncumulative perpetual preferred securities and fixed rate subordinated debt.

Market risk arises on debt securities held as available-for-sale. The fair value of these securities was $53.3 billion and $45.5 billion at December 31, 2011 and 2010, respectively.

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

At December 31, 2011	Value
(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on January 1, 2012):
Value of hedged MSRs portfolio	$220
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)
Calculated change in net market value	5
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	4
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	12

The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

HSBC USA Inc.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during 2011. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during 2011.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	4	15	18	11	4

Operational Risk  Operational risk results from inadequate or failed internal processes, people and systems or from external events, including legal risk. Operational risk is inherent in all of our business activities and, as with other types of risk, is managed through our overall framework designed to balance strong corporate oversight with well-defined independent risk management.

We have established an independent Operational Risk and Internal Control management discipline in North America which is led by the HSBC North America Head of Operational Risk and Internal Control, reporting to the HSBC North America Chief Risk Officer. The Operational Risk and Internal Control Committee, chaired by the HSBC North America Chief Risk Officer is responsible for oversight of operational risk management, including internal controls to mitigate risk exposure and comprehensive reporting. Results from this committee are communicated to the Risk Management Committee and subsequently to the Risk Committee of the Board of Directors. Business management is responsible for managing and controlling operational risk and for communicating and implementing control standards. A central Operational Risk and Internal Control function provides functional oversight by coordinating the following activities:

•	developing Operational Risk and Internal Control policies and procedures;

•	developing and managing methodologies and tools to support the identification, assessment, and monitoring of operational risks;

•	providing firm-wide operational risk and control reporting and facilitating resulting action plan development;

•	identifying emerging risks and monitoring operational risks and internal controls to reduce foreseeable, future loss exposure;

•	perform root-cause analysis on large operational risk losses;

•	providing general and/or specific operational risk training and awareness programs for employees throughout the firm;

•	communicating with Business Risk Control Managers to ensure the operational risk management framework is executed within their respective business or function;

•	independently reviewing the operational risk and control assessments and communicating results to business management; and

•	modeling operational risk losses and scenarios for capital management purposes.

Management of operational risk includes identification, assessment, monitoring, mitigation, rectification, and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the operational risk management process have been communicated by issuance of HSBC standards. Details and local application of the standards have been documented and communicated by issuance of a HSBC North America Operational Risk and Internal Control policy. Key elements of the policy and our operational risk management framework include:

•	business and function management is responsible for the assessment, identification, management, and reporting of their operational risks and monitoring the ongoing effectiveness of key controls;

HSBC USA Inc.

•

material risks are assigned an overall risk prioritization / rating based on the typical and extreme assessments and considers the direct financial costs and the indirect financial impacts to the business. An assessment of the effectiveness of key controls that mitigate these risks is made. An operational risk database records the risk and control assessments and tracks risk mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

•	key risk indicators are established and monitored where appropriate; and

•	the database is also used to track operational losses for analysis of root causes, comparison with risk assessments, lessons learned and capital modeling.

Management practices include standard monthly reporting to senior management and the Operational Risk and Internal Control Committee of high risks, control deficiencies, risk mitigation action plans, losses and key risk indicators. We also monitor external operational risk events to ensure that the firm remains in line with best practice and takes into account lessons learned from publicized operational failures within the financial services industry. Operational risk management is an integral part of the new product development and approval process and the employee performance management process, as applicable. An online certification process, attesting to the completeness and accuracy of operational risk assessments and losses, is completed by senior business management on an annual basis.

Internal audits provide an important independent check on controls and test institutional compliance with the operational risk management framework. Internal audit utilizes a risk-based approach to determine its audit coverage in order to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance and reporting. This includes reviews of the operational risk framework, the effectiveness and accuracy of the risk assessment process, and the loss data collection and reporting activities.

Compliance Risk  Compliance risk is the risk arising from failure to comply with relevant laws, regulations and regulatory requirements governing the conduct of specific businesses. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.

The Compliance Committee of the Board of Directors oversees the compliance risk management program. The compliance function is led by the Chief Compliance Officer (“CCO”) for HSBC North America, who reports directly to the HSBC North America Chief Risk Officer, the North America Chief Executive Officer, and the HSBC Head of Group Compliance. Further, the line of business compliance personnel functionally report to the CCO for HSBC North America. This reporting relationship enables the CCO to have direct access to HSBC Group Compliance, the Chief Risk Officer and the HSBC North America Chief Executive Officer, as well as allowing for line of business personnel to be independent. The CCO for HSBC North America has broad authority from the Board of Directors and senior management to develop the enterprise-wide compliance program and oversee the compliance activities across all business units, jurisdictions and legal entities. This broad authority enables the CCO for HSBC North America to identify and resolve compliance issues in a timely and effective manner, and to escalate issues promptly to senior management, the Board of Directors, and HSBC as appropriate.

We are committed to delivering the highest quality financial products and services to our customers. Critical to our relationship with our customers is their trust in us, as fiduciary, advisor and service provider. That trust is earned not only through superior service, but also through the maintenance of the highest standards of integrity and conduct. We must, at all times, comply with high ethical standards, treat customers fairly, and comply with both the letter and spirit of all applicable laws, codes, rules, regulations and standards of good market practice, and HSBC policies and standards. It is also our responsibility to foster good relations with regulators, recognizing and respecting their role in ensuring adherence with laws and regulations. An important element of this commitment to our customers and shareholders is our compliance risk management program, which is applied enterprise-wide.

HSBC USA Inc.

Our enterprise-wide program in HSBC North America is designed in accordance with HSBC policy and the principles established by the Federal Reserve in Supervision and Regulation Letter 08-8 (SR 08-8) dated October 16, 2008. By leveraging industry-leading practices and taking an enterprise-wide, integrated approach to managing our compliance risks, we can better identify and understand our compliance requirements, monitor our compliance risk profile, and assess and report our compliance performance across the organization. Consistent with the expectations of HSBC North America’s regulators, our enterprise-wide compliance risk management program is designed to promote a consistent understanding of roles and responsibilities, as well as consistency in compliance program activities. The program is structured to pro-actively identify as well as quickly react to emerging issues and to, assess, control, measure, monitor and report compliance risks across the company, both within and across business lines, support units, jurisdictions and legal entities.

As a result of the Servicing Consent Orders, we have submitted plans and continue to review related areas to address the deficiencies noted in the joint examination and described in the Servicing Consent Orders.

Fiduciary Risk  Fiduciary risk is the breaching of fiduciary duties where the bank acts in a fiduciary capacity as Trustee, Investment Manager or as mandated by law or regulation. Fiduciary duties can be established by case law, statute or regulation. As a result, Fiduciary Risk overlaps with the Legal and Compliance risk categories (e.g. Compliance Risk in relation to mis-selling risk, and Legal Risk in relation to activities in which the law imposes fiduciary obligations). Fiduciary capacity is defined in the regulation as:

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

The Regional / Country ORIC function is responsible for implementing a risk management framework to ensure fiduciary risk is managed, monitored, and controlled with acceptable risk appetite levels, and to report and escalate elevated risks to senior management and the Board.

Fiduciary Risk Management leverages the HSBC ORIC framework, which includes a formal Risk and Control Assessment (RCA) process, Key Risk Indicator (KRI) monitoring, management reporting, and governance framework.

Fiduciary Risk is governed by a Board Fiduciary Committee and a Fiduciary Risk Management Committee, a subcommittee of the Risk Management Committee.

The Operational Risk and Internal Control function is responsible for implementing a risk management framework to ensure fiduciary risk is managed, monitored, and controlled with acceptable risk appetite levels, and to report and escalate elevated risks to senior management and the Board. Fiduciary Risk staff with the requisite expertise is maintained to oversee and provide advice on fiduciary risk matters. The Fiduciary Risk specialists partner with the Compliance organization which, in this capacity, advises on local regulatory compliance matters.

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

HSBC USA Inc.

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

Reputational risk is managed at the regional level across HSBC Group. All HSBC businesses and corporate risk functions within HSBC North America are represented on the HSBC North America Reputational Risk Policy Committee. The HSBC North America Reputational Risk Policy Committee was established in 2011 and was chaired by the HSBC North America Regional Compliance Officer. In early 2012, the Reputational Risk Policy Committee will be chaired by the HSBC North America Chief Executive Officer. The Reputational Risk Policy Committee is responsible for assessing reputational risk policy matters regionally and for advising HSBC Group Management and local senior management on matters relating to reputational risk. Notwithstanding the Reputational Risk Policy Committee, the responsibility of the practical implementation of such policies and the compliance with the letter and spirit of them rests with our Chief Executive Officer and senior management of our businesses.

Strategic Risk  Strategic risk is the risk that the business will fail to identify, execute, and react appropriately to opportunities and / or threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action. Risk may be mitigated by consideration of the potential opportunities and challenges through the strategic planning process.

This risk is also function of the compatibility of our strategic goals, the business strategies developed to achieve those goals, the resources deployed against those goals and the quality of implementation.

We have established a strong internal control structure to minimize the impact of strategic risk to our earnings and capital. All changes in strategy as well as the process in which new strategies are implemented are subject to detailed reviews and approvals at business line, functional, regional, board and HSBC Group levels. This process is monitored by the Strategy and Implementation Group to ensure compliance with our policies and standards.

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

HSBC USA Inc.

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

Presentation of Comprehensive Income  In June 2011, the FASB issued a new Accounting Standards Update on the presentation of other comprehensive income. This Update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new guidance is effective from January 1, 2012 with full retrospective application. We will adopt this Accounting Standards Update in the first quarter of 2012.

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

HSBC USA Inc.

Balance Sheet Offsetting  In December 2011, the FASB issued an Accounting Standards Update that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and those which are subject to an agreement similar to master netting arrangement. The Update is effective for all annual and interim periods beginning January 1, 2013. Additionally, entities will be required to provide the disclosures required by the Update retrospectively for all comparative periods. The adoption of this guidance will not have an impact on our financial position or results of operations.

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

CDS – Credit Default Swap.

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

HSBC USA Inc.

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

Refreshed Loan-to-Value – For first liens, the current loan balance expressed as a percentage of the current property value. For second liens, the current loan balance plus the senior lien amount at origination expressed as a percentage of the current property value. Current property values are derived from the property’s appraised

HSBC USA Inc.

value at the time of loan origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area or state level. The estimated current value of the home could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

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

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES – CONTINUING OPERATIONS

The following table shows the year-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid for 2011, 2010, and 2009, presented on a taxable equivalent basis. The calculation of net interest margin includes interest expense of $237 million, $306 million and $522 million for 2011, 2010 and 2009, respectively, which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

	2011			2010			2009
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$25,945	$76	.29%	$26,696	$73	.27%	$15,535	$44	.28%
Federal funds sold and securities purchased under resale agreements	5,230	57	1.09	5,100	38	.75	6,860	45	.66
Trading assets	13,423	197	1.47	6,510	147	2.26	4,797	219	4.56
Securities	49,802	1,263	2.54	39,388	1,180	3.00	26,980	994	3.68
Loans:
Commercial	32,035	903	2.82	31,214	906	2.90	34,664	1,119	3.23
Consumer:
Residential mortgages	14,877	637	4.28	14,640	678	4.63	17,641	884	5.01
HELOCs and home equity mortgages	3,548	118	3.33	3,973	129	3.24	4,452	147	3.29
Credit cards	1,199	88	7.35	1,224	93	7.61	1,208	105	8.73
Auto finance	-	-	-	992	169	17.03	2,444	442	18.09
Other consumer	1,026	67	6.55	1,170	74	6.36	1,290	88	6.90

Total consumer	20,650	910	4.41	21,999	1,143	5.20	27,035	1,666	6.17

Total loans	52,685	1,813	3.44	53,213	2,049	3.85	61,699	2,785	4.52

Other	5,715	44	.76	6,447	48	.74	8,309	46	.55

Total earning assets	152,800	$3,450	2.26%	137,354	$3,535	2.57%	124,180	$4,133	3.33%

Allowance for credit losses	(767)			(1,226)			(1,381)
Cash and due from banks	1,617			1,496			1,773
Other assets	27,052			25,110			24,240
Assets of discontinued operations	20,899			23,387			27,426

Total assets	$201,601			$186,121			$176,238

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$57,979	$272	.47%	$54,048	$379	.70%	$48,129	$584	1.21%
Other time deposits	16,085	136	.85	16,952	174	1.03	19,375	350	1.81
Deposits in foreign offices:
Foreign banks deposits	6,503	4	.06	7,876	12	.16	11,033	14	.12
Other interest bearing deposits	19,119	14	.07	19,474	15	.08	15,026	42	.28
Deposits held for sale	6,366	16	.25	-	-	-	-	-	-

Total interest bearing deposits	106,052	442	.42	98,350	580	.59	93,563	990	1.06

Short-term borrowings	18,876	43	.23	18,499	78	.44	9,596	61	.64
Long-term debt	18,459	645	3.49	15,878	547	3.44	18,735	598	3.19

Total interest bearing deposits and debt	143,387	1,130		132,727	1,205		121,894	1,649

Other	319	99	31.22	44	5	10.95	-	-	-

Total interest bearing liabilities	143,706	1,229	.90	132,771	1,210	.91	121,894	1,649	1.35

Net interest income/Interest rate spread		$2,221	1.36%		$2,325	1.66%		$2,484	1.98%

Noninterest bearing deposits	22,418			21,950			20,143
Other liabilities	16,775			13,148			15,120
Liabilities of discontinued operations	1,022			1,933			4,697
Total shareholders’ equity	17,680			16,319			14,384

Total liabilities and shareholders’ equity	$201,601			$186,121			$176,238

Net interest margin on average earning assets			1.45%			1.69%			2.00%

Net interest income to average total assets			1.23%			1.44%			1.69%

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the years ended December 31, 2011, 2010 and 2009 included fees of $81 million, $64 million and $85 million, respectively.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Risk Management section under the captions “Interest Rate Risk Management” and “Market Risk Management.”

Item 8.    Financial Statements and Supplementary Data

Our 2011 Financial Statements meet the requirements of Regulation S-X. The 2011 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HSBC USA Inc.:

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company), an indirect wholly-owned subsidiary of HSBC Holdings plc, as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and the accompanying consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries (the Bank) as of December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, and the financial position of the Bank as of December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

New York, New York

February 27, 2012

HSBC USA Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

HSBC USA Inc.:

We have audited HSBC USA Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and the consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries as of December 31, 2011 and 2010, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

New York, New York

February 27, 2012

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2011	2010	2009
	(in millions)
Interest income:
Loans	$1,812	$2,049	$2,784
Securities	1,242	1,162	972
Trading assets	197	147	219
Short-term investments	133	111	89
Other	44	48	46

Total interest income	3,428	3,517	4,110

Interest expense:
Deposits	251	329	551
Short-term borrowings	44	78	61
Long-term debt	600	492	514
Other	99	5	-

Total interest expense	994	904	1,126

Net interest income	2,434	2,613	2,984
Provision for credit losses	258	34	1,431

Net interest income after provision for credit losses	2,176	2,579	1,553

Other revenues:
Credit card fees	129	125	118
Other fees and commissions	777	897	811
Trust income	105	102	125
Trading revenue	349	538	263
Net other-than-temporary impairment losses(1)	-	(79)	(124)
Other securities gains, net	129	74	304
Servicing and other fees from HSBC affiliates	204	156	140
Residential mortgage banking revenue (loss)	37	(122)	172
Gain (loss) on instruments designated at fair value and related derivatives	471	294	(253)
Other income (loss)	66	195	(186)

Total other revenues	2,267	2,180	1,370

Operating expenses:
Salaries and employee benefits	1,114	1,061	1,113
Support services from HSBC affiliates	1,455	1,286	962
Occupancy expense, net	279	267	280
Other expenses	913	700	833

Total operating expenses	3,761	3,314	3,188

Income (loss) from continuing operations before income tax expense (benefit)	682	1,445	(265)
Income tax expense (benefit)	227	439	(98)

Income (loss) from continuing operations	455	1,006	(167)

Discontinued Operations (Note 3):
Income from discontinued operations before income tax expense	871	878	39
Income tax expense	308	320	14

Income from discontinued operations	563	558	25

Net income (loss)	$1,018	$1,564	$(142)

(1)

During 2011, there were no other-than-temporary (“OTTI”) losses on securities recognized in other revenues and no OTTI losses on securities were recognized in the non-credit component in accumulated other comprehensive income (loss) (“AOCI”), net of tax. During 2010, other-than-temporary impairment OTTI losses on securities available-for-sale and held-to-maturity totaling $79 million were recognized in other revenues. There were no significant losses in the non-credit component of such impaired securities reflected in AOCI, net of tax. During 2009, $208 million of OTTI losses on securities available-for-sale were recognized, of which $84 million was recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

December 31,	2011	2010
	(in millions)
Assets(1)
Cash and due from banks	$1,616	$1,576
Interest bearing deposits with banks	25,454	8,202
Federal funds sold and securities purchased under agreements to resell	3,109	8,236
Trading assets	38,800	32,402
Securities available-for-sale	53,281	45,523
Securities held-to-maturity (fair value of $2.3 billion and $3.4 billion at December 31, 2011 and 2010, respectively)	2,035	3,190
Loans	51,867	49,809
Less – allowance for credit losses	743	852

Loans, net	51,124	48,957

Loans held for sale (includes $377 million and $1.3 billion designated under fair value option at December 31, 2011 and 2010, respectively)	3,670	2,390
Properties and equipment, net	458	549
Intangible assets, net	242	424
Goodwill	2,228	2,626
Other assets	6,369	7,099
Other branch related assets held for sale	440	-
Assets of discontinued operations	21,454	22,639

Total assets	$210,280	$183,813

Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$20,592	$23,045
Interest bearing (includes $9.8 billion and $7.4 billion designated under fair value option at December 31, 2011 and 2010, respectively)	73,474	72,808
Deposits in foreign offices:
Noninterest bearing	1,912	1,263
Interest bearing	28,607	23,502
Deposits held for sale	15,144	-

Total deposits	139,729	120,618
Short-term borrowings	16,009	15,187
Long-term debt (includes $5.0 billion and $5.4 billion designated under fair value option at December 31, 2011 and 2010, respectively)	16,709	17,080

Total debt	172,447	152,885
Trading liabilities	14,186	10,528
Interest, taxes and other liabilities	4,223	3,007
Other branch related liabilities held for sale	11	-
Liabilities of discontinued operations	911	660

Total liabilities	191,778	167,080

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 shares issued and outstanding at December 31, 2011 and 2010)	-	-
Additional paid-in capital	13,814	13,785
Retained earnings	2,481	1,536
Accumulated other comprehensive income (loss)	642	(153)

Total common shareholder’s equity	16,937	15,168

Total shareholders’ equity	18,502	16,733

Total liabilities and shareholders’ equity	$210,280	$183,813

(1)

The following table summarizes assets and liabilities related to our consolidated variable interest entities (“VIEs”) as of December 31, 2011 and 2010 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (Continued)

December 31,	2011	2010
	(in millions)
Assets
Interest bearing deposits with banks	$108	$759
Securities held-to-maturity	-	881
Loans, net	-	1,220
Other assets	520	512
Assets of discontinued operations	-	11,908

Total assets	$628	$15,280

Liabilities
Short-term borrowings	$-	$3,022
Long-term debt	55	55
Interest, taxes and other liabilities	166	112
Liabilities of discontinued operations	541	431

Total liabilities	$762	$3,620

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	2011	2010	2009
	(dollars are in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-	-

Additional paid-in capital
Balance at beginning of period	13,785	13,795	11,694
Capital contributions from parent	21	-	2,167
Return of capital on preferred shares issued to CT Financial Services, Inc.	-	(3)	(55)
Employee benefit plans and other	8	(7)	(11)

Balance at end of period	13,814	13,785	13,795

Retained earnings
Balance at beginning of period	1,536	45	245
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	-	1	-
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	-	-	15

Balance at beginning of period, as adjusted	1,536	46	260
Net income (loss)	1,018	1,564	(142)
Cash dividends declared on preferred stock	(73)	(74)	(73)

Balance at end of period	2,481	1,536	45

Accumulated other comprehensive income (loss)
Balance at beginning of period	(153)	(228)	(787)
Adjustment to initially apply new guidance for consolidation of VIEs, net of tax	-	(246)	-
Adjustment to initially apply new guidance for other-than-temporary impairment on debt securities, net of tax	-	-	(15)

Balance at beginning of period, as adjusted	(153)	(474)	(802)
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	786	165	444
Other-than-temporarily impaired debt securities available-for-sale(1)	1	55	(41)
Other-than-temporarily impaired debt securities held-to-maturity(1)	11	93	-
Adjustment to reverse other-than-temporary impairment on securities held-to-maturity due to deconsolidation of VIE	142	-	-
Derivatives classified as cash flow hedges	(142)	13	171
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	(3)	(5)	-

Other comprehensive income, net of tax	795	321	574

Balance at end of period	642	(153)	(228)

Total shareholders’ equity	$18,502	$16,733	$15,177

Comprehensive income
Net income (loss)	$1,018	$1,564	$(142)
Other comprehensive income, net of tax	795	321	574

Comprehensive income	$1,813	$1,885	$432

Preferred stock
Number of shares at beginning of period	25,947,500	25,947,500	25,947,600
Shares redeemed	-	-	(100)

Number of shares at end of period	25,947,500	25,947,500	25,947,500

Common stock
Issued
Number of shares at beginning of period	712	712	709
Number of shares of common stock issued to parent	-	-	3

Number of shares at end of period	712	712	712

(1)

During 2011, there were no OTTI losses on securities recognized in other revenues and no OTTI losses on securities were recognized in the non-credit component in accumulated other comprehensive income (loss) (“AOCI”), net of tax. During 2010, other-than-temporary impairment OTTI losses on securities available-for-sale and held-to-maturity totaling $79 million were recognized in other revenues and losses in the non-credit component recognized in AOCI, net of tax were not significant. During 2009, $208 million of OTTI losses on securities available-for-sale were recognized, of which $84 million was recognized in AOCI, net of tax.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2011	2010	2009
	(in millions)
Cash flows from operating activities
Net income (loss)	$1,018	$1,564	$(142)
Income from discontinued operations	563	558	25

Income (loss) from continuing operations	455	1,006	(167)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	268	253	128
Impairment of internally developed software	110	-	-
Provision for credit losses	258	34	1,431
Deferred income tax provision (benefit)	(289)	274	(461)
Other-than-temporarily impaired available-for-sale and held-to-maturity securities	-	79	124
Realized gains on securities available for sale	(129)	(74)	(304)
Net change in other assets and liabilities	992	(48)	1,774
Net change in loans held for sale:
Originations of loans	(3,248)	(4,019)	(6,485)
Sales and collection of loans held for sale	3,319	4,079	6,663
Tax refund anticipation loans:
Originations of loans	-	(3,082)	(9,020)
Transfers of loans to HSBC Finance, including premium	-	3,086	9,031
Net change in trading assets and liabilities	(2,712)	(4,762)	(2,535)
Lower of amortized cost or fair value adjustments on loans held for sale	51	(51)	215
Mark-to-market (gain) loss on financial instruments designated at fair value and related derivatives	(471)	(294)	253
Net change in fair value of derivatives and hedged items	(884)	(95)	59

Cash provided by (used in) operating activities – continuing operations	(2,280)	(3,614)	706
Cash provided by operating activities – discontinued operations	2,642	2,077	2,908

Net cash provided by (used in) operating activities	362	(1,537)	3,614

Cash flows from investing activities
Net change in interest bearing deposits with banks	(17,252)	11,907	(4,169)
Net change in federal funds sold and securities purchased under agreements to resell	5,127	(7,190)	9,767
Securities available-for-sale:
Purchases of securities available-for-sale	(30,153)	(34,955)	(30,314)
Proceeds from sales of securities available-for-sale	21,468	13,689	17,108
Proceeds from maturities of securities available-for-sale	3,686	2,783	11,919
Securities held-to-maturity:
Purchases of securities held-to-maturity	(11)	(2,036)	(229)
Proceeds from maturities of securities held-to-maturity	568	1,350	342
Change in loans:
Originations, net of collections	(6,034)	(164)	9,373
Cash paid on bulk purchases of loans from HSBC Finance	-	-	(3,000)
Loans sold to third parties	975	2,166	4,502
Net cash used for acquisitions of properties and equipment	(33)	(96)	(44)
Other, net	(77)	80	148

Cash provided by (used in) investing activities – continuing operations	(21,736)	(12,466)	15,403
Cash provided by (used in) investing activities – discontinued operations	(606)	2,832	(5,829)

Net cash provided by (used in) investing activities	(22,342)	(9,634)	9,574

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2011	2010	2009
	(in millions)
Cash flows from financing activities
Net change in deposits	18,693	2,145	(965)
Debt:
Net change in short-term borrowings	3,449	8,675	(3,983)
Issuance of long-term debt	6,271	4,322	4,318
Repayment of long-term debt	(6,274)	(2,472)	(9,680)
Debt repayment related to structured note vehicle VIEs	-	(210)	(623)
Debt issued related to the sale and leaseback of 452 Fifth Avenue property	-	309	-
Repayment of debt related to the sale and leaseback of 452 Fifth Avenue property	(23)	(26)	-
Capital contribution from parent	-	-	2,167
Return of capital on preferred shares issued to CT Financial Services, Inc.	-	(3)	(55)
Other increases in capital surplus	8	(7)	(11)
Dividends paid	(73)	(74)	(73)

Cash provided by (used in) financing activities – continuing operations	22,051	12,659	(8,905)
Cash used in financing activities – discontinued operations	(148)	(2,954)	(4,096)

Net cash provided by (used in) financing activities	21,903	9,705	(13,001)

Net change in cash and due from banks	(77)	(1,466)	187
Cash and due from banks at beginning of period(1)	1,693	3,159	2,972

Cash and due from banks at end of period(2)	$1,616	$1,693	$3,159

Supplemental disclosure of cash flow information
Interest paid during the period	$1,231	$1,241	$1,782
Income taxes paid during the period	498	32	27
Income taxes refunded during the period	-	-	(263)
Supplemental disclosure of non-cash investing activities
Trading securities pending settlement	$28	$(781)	$387
Transfer of loans to held for sale	23,755	1,295	6,472
Fair value of properties added to real estate owned	86	201	135
Securities received for loan settlement	-	-	78

(1)	Cash at beginning of period includes $117 million, $1,246 million and $1,190 million for discontinued operations as of January 1, 2011, 2010 and 2009, respectively.

(2)	Cash at end of period includes $117 million and $1,246 million for discontinued operations as of December 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of the consolidated financial statement.

HSBC Bank USA, National Association

CONSOLIDATED BALANCE SHEET

December 31,	2011	2010
	(in millions)
Assets(1)
Cash and due from banks	$1,610	$1,576
Interest bearing deposits with banks	23,105	8,051
Federal funds sold and securities purchased under agreements to resell	3,109	8,236
Trading assets	37,113	32,051
Securities available-for-sale	52,998	45,253
Securities held-to-maturity (fair value of $2.3 billion and $3.4 billion at December 31, 2011 and 2010, respectively)	2,017	3,151
Loans	52,694	48,895
Less – allowance for credit losses	743	851

Loans, net	51,951	48,044

Loans held for sale (includes $377 million and $1.3 billion designated under fair value option at December 31, 2011 and 2010, respectively)	3,556	2,390
Properties and equipment, net	458	549
Intangible assets, net	242	424
Goodwill	1,638	2,036
Other assets	6,319	6,718
Other branch related assets held for sale	440	-
Assets of discontinued operations	21,454	22,639

Total assets	$206,010	$181,118

Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$20,588	$23,040
Interest bearing (includes $9.8 billion and $7.4 billion designated under fair value option at December 31, 2010 and 2009, respectively)	73,474	72,808
Deposits in foreign offices:
Noninterest bearing	1,912	1,263
Interest bearing	37,873	31,461
Deposits held for sale	15,144	-

Total deposits	148,991	128,572
Short-term borrowings	11,173	12,167
Long-term debt (includes $2.2 billion and $2.5 billion designated under fair value option at December 31, 2011 and 2010, respectively	8,319	8,671

Total debt	168,483	149,410
Trading liabilities	12,576	10,285
Interest, taxes and other liabilities	4,516	3,160
Other branch related liabilities held for sale	11	-
Liabilities of discontinued operations	911	660

Total liabilities	186,497	163,515

Shareholders’ equity
Preferred stock	-	-
Common shareholder’s equity:
Common stock ($100 par; 50,000 shares authorized; 20,015 and 20,013 shares issued and outstanding at December 31, 2011 and 2010, respectively)	2	2
Additional paid-in capital	16,063	15,846
Retained earnings	2,817	1,910
Accumulated other comprehensive loss	631	(155)

Total common shareholder’s equity	19,513	17,603

Total shareholders’ equity	19,513	17,603

Total liabilities and shareholders’ equity	$206,010	$181,118

(1)

The following table summarizes assets and liabilities related to our consolidated variable interest entities (“VIEs”) as of December 31, 2011 and 2010 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

HSBC Bank USA, National Association

CONSOLIDATED BALANCE SHEET (Continued)

December 31,	2011	2010
	(in millions)
Assets
Interest bearing deposits with banks	$108	$759
Securities held-to-maturity	-	881
Loans, net	-	1,220
Other assets	520	512
Assets of discontinued operations	-	11,908

Total assets	$628	$15,280

Liabilities
Short-term borrowings	$-	$3,022
Long-term debt	55	55
Interest, taxes and other liabilities	166	112
Liabilities of discontinued operations	541	431

Total liabilities	$762	$3,620

The accompanying notes are an integral part of the consolidated financial statement.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

HSBC USA Inc. (“HSBC USA”), incorporated under the laws of Maryland, is a New York State based bank holding company and an indirect wholly-owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC USA (together with its subsidiaries, “HUSI”) may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.”

Through our subsidiaries, we offer a comprehensive range of personal and commercial banking products and related financial services. HSBC Bank USA, National Association (“HSBC Bank USA”), our principal U.S. banking subsidiary, is a national banking association with banking branch offices and/or representative offices in 16 states and the District of Columbia. In addition to our domestic offices, we maintain foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America, and Canada. Our customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. We also engage in mortgage banking and serve as an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients’ needs.

2.    Summary of Significant Accounting Policies and New Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation  The consolidated financial statements include the accounts of HSBC USA and all subsidiaries in which we hold, directly or indirectly, more than 50 percent of the voting rights, or where we exercise control, including all variable interest entities (“VIEs”) in which we are the primary beneficiary. Investments in companies where we have significant influence over operating and financing decisions, which primarily are those where the percentage of ownership is at least 20 percent but not more than 50 percent, are accounted for under the equity method and reported as equity method investments in other assets. All significant intercompany accounts and transactions have been eliminated.

HSBC USA Inc.

On January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board in June 2009 related to VIEs. The new guidance eliminated the concept of qualifying special purpose entities (“QSPEs”) that were previously exempt from consolidation and changed the approach for determining the primary beneficiary of a VIE, which is required to consolidate the VIE, from a quantitative approach focusing on risk and reward to a qualitative approach focusing on (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE. We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE is an entity in which the equity investment at risk is not sufficient to finance the entity’s activities, where the equity investors lack certain characteristics of a controlling financial interest, or where voting rights are not proportionate to the economic interests of equity investors and the entity’s activities are conducted primarily on behalf of investors having few voting rights. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications may be made to prior year amounts to conform to the current year presentation. Areas which we consider to be critical accounting estimates and require a high degree of judgment and complexity include allowance for credit losses, valuation of financial instruments, derivatives held for hedging, impairment of securities available-for-sale, mortgage servicing rights, deferred tax assets and contingent liabilities.

Unless otherwise indicated, information included in these notes to consolidated financial statements relates to continuing operations for all periods presented. In 2011, we entered into an agreement to sell all of our private label credit card and closed-end receivables and substantially all of our other credit card receivables to Capital One. In 2010, we exited the wholesale banknotes business operated through our U.S. and Asian entities. As a result, both of these asset groups are now reported as discontinued operations. See Note 3, “Discontinued Operations,” for further details.

Cash and Cash Equivalents  For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Resale and Repurchase Agreements  We enter into purchases and borrowings of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) substantially identical securities. Resale and repurchase agreements are accounted for as secured lending and secured borrowing transactions, respectively.

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

Trading Assets and Liabilities  Financial instruments utilized in trading activities are stated at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models, using observable inputs where available or quoted prices for instruments with similar characteristics. The validity of internal pricing models is regularly substantiated by reference to actual market prices realized upon sale or liquidation of these instruments and such models are periodically validated by a group independent of the front office. Realized and unrealized gains and losses are recognized in trading revenues.

HSBC USA Inc.

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

Realized gains and losses on sales of securities not classified as trading assets are computed on a specific identified cost basis and are reported in other revenues (losses) as security gains, net. When the fair value of a security has declined below its amortized cost basis, we evaluate the decline to assess if it is considered other-than-temporary. To the extent that such a decline is deemed to be other-than-temporary, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s amortized cost and its fair value except that beginning in 2009, we changed our method of accounting for other-than-temporary impairments of debt securities as a result of adopting new accounting guidance which requires that only the credit loss component of such a decline is recognized in earnings for a debt security that we do not intend to sell and for which it is not more-likely-than-not that we will be required to sell prior to recovery of its amortized cost basis. A new cost basis is established for the security that reflects the amount of the other-than-temporary impairment loss recognized in earnings. Fair value adjustments to trading securities and gains and losses on the sale of such securities are reported in other revenues (losses) as trading revenues.

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

Troubled debt restructurings are loans for which the original contractual terms have been modified to provide for terms that are less than we would be willing to accept for new loans with comparable risk because of deterioration in the borrower’s financial condition. Interest on these loans is recognized when collection is reasonably assured. Modifications resulting in troubled debt restructurings may include changes to one or more terms of the loan, including but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal or accrued interest.

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

HSBC USA Inc.

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

For individually assessed commercial loans, we conduct a periodic assessment on a loan-by-loan basis to identify losses we believe to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based on the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially charged off, and loans designated as troubled debt restructurings. Problem commercial loans are assigned various criticized facility grades under the allowance for credit losses methodology. In assigning the obligor ratings of a particular loan, among the risk factors considered are the obligor’s debt capacity and financial position, the level of earnings, the amount and sources for repayment, the level of contingencies, management strength and the industry or geography in which the obligor operates.

Formula-based reserves are also established against commercial loans when, based upon an analysis of relevant data, it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated, even though an actual loss has yet to be identified. A separate reserve for credit losses associated with off-balance sheet exposures including unfunded lending commitments such as letters of credit, guarantees to extend credit and financial guarantees is also maintained and included in other liabilities, which incorporates estimates of the probability that customers will actually draw upon off-balance sheet obligations. This methodology uses the probability of default from the customer risk rating assigned to each counterparty, the “Loss Given Default” rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. Collateral is the primary driver of Loss Given Default. Specifically, the presence of collateral (secured vs. unsecured), the loan-to-value ratio and the quality of the collateral are the primary drivers of Loss Given Default. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge off experience by loan and industry type in relation to internal customer credit grading.

HSBC USA Inc.

Probable incurred losses for pools of homogeneous consumer loans are generally estimated using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans have filed for bankruptcy, have been restructured, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends. In addition, loss reserves are maintained on consumer receivables to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing the allowance for credit losses on consumer receivables include growth, product mix and risk selection, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, changes in underwriting practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters.

Provisions for credit losses on commercial and consumer loans for which we have modified the loan terms as part of a troubled debt restructuring (“TDR Loans”) are determined using a discounted cash flow impairment analysis or in the case of certain commercial loans which are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. Beginning in 2011, we have determined that substantially all consumer loans modified as a result of financial difficulty, including all modifications with trial periods regardless of whether the modification was permanent or temporary, should be reported as TDR Loans. For residential mortgage loans purchased from HSBC Finance, we have determined that, all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification since the first quarter of 2007, should be considered a TDR Loan. Prior to 2011, substantially all consumer loans which had been granted a modification greater than three months were considered TDR Loans. Modifications may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal or accrued interest. TDR Loans are considered to be impaired loans. Interest income on TDR Loans is recognized when collection is reasonably assured. For consumer loans, once a loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off. For commercial loans, if they subsequently perform in accordance with the new terms and such terms represent current market rates at the time of restructure, they will be no longer be reported as a TDRs beginning in the year after restructure.

HSBC USA Inc.

Charge-Off and Nonaccrual Policies and Practices  Our charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices
Commercial Loans Construction and other real estate Business banking and middle market enterprises Global banking Other commercial	Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible.	Loans are generally categorized as nonaccruing when contractually delinquent for more than 90 days and in the opinion of management, reasonable doubt exists with respect to the ultimate collectibility of interest or principal based on certain factors including the period of time past due and adequacy of collateral. When classified as nonaccruing, any accrued interest recorded on the loan is generally deemed uncollectible and reversed against income. Interest income is subsequently recognized only to the extent of cash received until the loan is placed on accrual status. In instances where there is doubt as to collectibility of principal, interest payments received are applied to principal. Loans are not reclassified as accruing until interest and principal payments are current and future payments are reasonably assured.

Residential Mortgage Loans	Carrying amounts in excess of fair value less costs to sell are generally charged off at or before the time foreclosure is completed or when settlement is reached with the borrower, but not to exceed the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued and there is no reasonable expectation for recovery, the account is generally charged off no later than the end of the month in which the account becomes six months contractually delinquent.(1)	Loans are generally designated as nonaccruing when contractually delinquent for more than three months. When classified as nonaccruing, any accrued interest on the loan is generally deemed uncollectible and reversed against income. Interest accruals are resumed when the loan either becomes current or becomes less than 90 days delinquent and six months of consecutive payments have been made.

Auto Finance

Carrying amounts in excess of fair value less costs to sell are generally charged off at the earlier of the following:

•The collateral has been repossessed and sold,

•The collateral has been in our possession for more than 30 days, or

•The loan becomes 120 days contractually delinquent.

Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are contractually past due for more than two months and resumed when the receivable becomes less than two months contractually delinquent.

HSBC USA Inc.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices
Private Label Credit Cards	Loan balances are generally charged off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.

Credit Cards	Loan balances are generally charged off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.

Other Consumer Loans	Loan balances are generally charged off by the end of the month in which the account becomes four months contractually delinquent.	Interest generally accrues until charge-off.

(1)

Values are determined based upon broker price opinions or appraisals which are updated every 180 days. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional downward adjustments are recorded as necessary.

Fair values of foreclosed properties at the time of acquisition are initially determined based upon broker price opinions. Subsequent to acquisition, a more detailed property valuation is performed, reflecting information obtained from a walk-through of the property in the form of a listing agent broker price opinion as well as an independent broker price opinion or appraisal. A valuation is determined from this information within 90 days and any additional write-downs required are recorded through charge-off at that time.

In determining the appropriate amounts to charge-off when a property is acquired in exchange for a loan, we do not consider losses on sales of foreclosed properties resulting from deterioration in value during the period the collateral is held because these losses result from future loss events which cannot be considered in determining the fair value of the collateral at the acquisition date in accordance with generally accepted accounting principles.

Charge-offs involving a bankruptcy for private label credit card and credit card receivables occurs by the end of the month 60 days after notification or 180 days contractually delinquent, whichever comes first. For auto finance receivables, bankrupt accounts are charged off at the earlier of 60 days after notification or the end of the month in which the account becomes 120 days contractually delinquent.

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

Payments received on nonaccrual loans are generally applied to reduce the carrying amount of such loans.

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

HSBC USA Inc.

amount and timing of prepayments. The application of different assumptions could result in different fair value estimates and could also impact the recognition and measurement of impairment losses and/or interest income.

Loans Held for Sale  With the exception of certain leveraged loans and commercial loans for which the fair value option has been elected, all other loans that are classified as held for sale are carried at the lower of amortized cost or fair value. Fair value is determined based on quoted market prices for similar loans, outstanding investor commitments or discounted cash flow analyses using market assumptions. Increases in the valuation allowance utilized to adjust loans that are classified as held for sale to fair value, and subsequent recoveries of prior allowances recorded, are recorded in other income in the consolidated income statement. Receivables are classified as held for sale when management no longer intends or no longer has the ability to hold the receivables for the foreseeable future or until maturity or payoff.

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

We have historically securitized certain private label card and credit card receivables where securitization provides an attractive source of funding. All private label card and credit card securitization transactions have been structured as secured financings. Such securitization vehicles have been paid off and thus no longer remain on our balance sheet.

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

Mortgage Servicing Rights  Residential mortgage servicing rights (“MSRs”) are initially measured at fair value at the time that the related loans are sold and are periodically re-measured using the fair value measurement method. Residential MSRs are measured at fair value at each reporting date with changes in fair value reflected in earnings in the period that the changes occur.

MSRs are subject primarily to interest rate risk, in that their fair value will fluctuate as a result of changes in the interest rate environment. Fair value is determined based upon the application of valuation models and other

HSBC USA Inc.

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

Goodwill  Goodwill, representing the excess of purchase price over the fair value of identifiable net assets acquired, results from business combinations. Goodwill is not amortized, but is reviewed for impairment annually using a discounted cash flow methodology. This methodology utilizes cash flow estimates based on internal forecasts updated to reflect current economic conditions and discount rates that we believe adequately reflect the risk and uncertainty in our internal forecasts and are appropriate based on the implicit market rates in current comparable transactions. Impairment may be reviewed as of an interim date if circumstances indicate that the carrying amount is above fair value. We consider significant and long-term changes in industry and economic conditions to be examples of primary indicators of potential impairment.

Repossessed Collateral  Collateral acquired in satisfaction of a loan is initially recognized at the lower of amortized cost or its fair value less estimated costs to sell and is reported in other assets. Once a property is classified as real estate owned, we do not consider the losses on past sales of foreclosed properties when determining the net realizable value of any collateral during the period it is held in real estate owned. A valuation allowance is created to recognize any subsequent declines in fair value less estimated costs to sell as they become known with a corresponding amount reflected in operating expense. These values are periodically reviewed for impairment until the property is sold and any impairment identified is immediately recognized through the valuation allowance. Recoveries in value are also recognized against the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding repossessed collateral, and any gain or loss on disposition are credited or charged to operating expense.

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

Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings in the period

HSBC USA Inc.

during which the hedged item affects earnings. Ineffectiveness in the hedging relationship is reflected in current period earnings. Changes in the fair value of derivatives held for trading purposes or which do not qualify for hedge accounting are reported in current period earnings.

At the inception of each designated qualifying hedge, we formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions, the nature of the hedged risk, how hedge effectiveness will be assessed and how ineffectiveness will be measured. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess both at inception and on a recurring basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. This assessment is conducted using statistical regression analysis.

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

In the case of a discontinued cash flow hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the effective portion of the changes in fair value of the hedging derivative will no longer be recorded to other comprehensive income. The balance applicable to the discontinued hedging

HSBC USA Inc.

relationship will be recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If the discontinued hedged item was a forecasted transaction that is not expected to occur, any amounts recorded on the balance sheet related to the hedged item, including any amounts recorded in accumulated other comprehensive income, are immediately reclassified to current period earnings.

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

Foreign Currency Translation  We have foreign operations in several countries. The accounts of our foreign operations are measured using the local currency as the functional currency, which is primarily U.S. Dollars. To the extent the functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in common shareholder’s equity as a component of accumulated other comprehensive income. Foreign currency denominated transactions in other than the local functional currency are translated using the actual or period-average exchange rate with any foreign currency transaction gain or loss recognized currently in income.

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

Pension and Other Postretirement Benefits  We recognize the funded status of the postretirement benefit plans on the consolidated balance sheet. Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.

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

HSBC USA Inc.

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

New Accounting Pronouncements Adopted

Credit Quality and Allowance for Credit losses Disclosures  In July 2010, the FASB issued an Accounting Standards Update to provide more transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The new disclosures about troubled debt restructurings became effective for interim and annual periods beginning on or after June 15, 2011. See Note 8, “Loans,” in these consolidated financial statements for the expanded disclosure on troubled debt restructurings.

Troubled Debt Restructurings  In April 2011, the FASB issued an Accounting Standards Update which provided additional guidance to assist creditors in determining whether a restructuring of a receivable met the criteria to be considered a troubled debt restructuring, for purposes of the identification and disclosure of troubled debt restructurings, as well as for recording impairment. In the third quarter of 2011, we adopted this Accounting

HSBC USA Inc.

Standards Update. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and for purposes of measuring impairment, the proposed clarifications were effective on a prospective basis for interim and annual periods beginning on or after June 15, 2011. Adoption did not have a material impact on our financial position or results of operations.

3.    Discontinued Operations

Sale of Certain Credit Card Operations to Capital One  On August 10, 2011 HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA Inc. and other wholly-owned affiliates entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). This sale includes our GM and UP credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. At September 30, 2011, we have classified these receivables as held for sale as a component of Assets of discontinued operations on our balance sheet. The total consideration paid to HSBC may be paid in cash or a combination of cash and common stock to a maximum of $750 million of common stock (to be priced at $39.23 per share) at the option of Capital One. Based on balances at December 31, 2011, the total consideration for these receivables that would be allocated to us is approximately $21.1 billion. We recorded a lower of amortized cost or fair value adjustment of $604 million on these receivables in 2011 which is reflected in other revenues in the table below. This fair value adjustment was largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization are no longer recorded. The sale to Capital One does not include credit card receivables associated with HSBC Bank USA’s legacy credit card program and, therefore, are excluded from the table below, however a portion of these receivables are being sold to First Niagara Bank N.A. and HSBC Bank USA will continue to offer credit cards to HSBC Bank USA’s customers. We anticipate this transaction will close in stages beginning in the second quarter of 2012, subject to regulatory approvals, including approval by the acquirer’s regulator. No significant one-time closure costs are expected to be incurred as a result of exiting these portfolios.

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

The following summarizes the results of our discontinued credit card operations for the periods presented:

Year Ended December 31,	2011	2010	2009
	(in millions)
Interest income	$2,084	$2,268	$2,871
Interest expense(1)	237	362	719

Net interest income	1,847	1,906	2,152
Provision for credit losses(2)	404	1,099	2,713

Net interest income (expense) after provision for credit losses	1,443	807	(561)
Other revenues(3)	89	767	1,219
Operating expenses	661	719	692

Income (loss) from discontinued operations before income tax	$871	$855	$(34)

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

(3)	Included in other revenues in the year ended December 31, 2011 was a $604 million lower of amortized cost or fair value adjustment.

HSBC USA Inc.

The following summarizes the assets and liabilities of our discontinued credit card operations at December 31, 2011 and 2010 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. As a result of this transaction, the assets and liabilities of discontinued operations are considered held for sale.

At December 31,	2011	2010
	(in millions)
Loans, net(1)(2)	$21,185	$21,942
Other assets	269	578

Assets of discontinued operations	$21,454	$22,520

Deposits in domestic offices – noninterest bearing	$35	$33
Long-term debt(1)	-	150
Other liabilities	876	464

Liabilities of discontinued operations	$911	$647

(1)

At December 31, 2011 we did not have any outstanding securities backed with private label credit card or credit card receivables issued under conduit credit facilities with commercial and investment banks. At December 31, 2010, credit card and private label credit card receivables of $233 million were used to collateralize $150 million of funding transactions structured as secured financing under these funding programs. The facilities were terminated in April 2011 as such facilities were no longer considered to be a cost-effective source of funding.

(2)

At December 31, 2011, the receivables are carried at the lower of amortized cost or fair value. At December 31, 2010, loans were carried at amortized cost net of credit loss reserves which totaled $1,318 million.

Troubled debt restructurings represent receivables for which the original contract terms have been modified to provide for terms that are less than what we would be willing to accept for new receivables with comparable risk because of deterioration in the borrower’s financial status. At December 31, 2011, our discontinued credit card and private label operations had loans which qualified as troubled debt restructurings (“TDR Loans”) with an outstanding principal balance of $367 million. The additional credit card and private label card TDR Loans reported in the third quarter of 2011 as a result of the adoption of the new Accounting Standards Update was not significant. At December 31, 2010, our discontinued credit card and private label operations had TDR Loans with an outstanding principal balance of $477 million. During the twelve months ended December 31, 2011, credit card and private label credit card and closed-end TDR Loans of $71 million which were classified as TDR Loans during the previous 12 months became sixty days or greater contractually delinquent.

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

Year Ended December 31,	2011	2010	2009
	(in millions)
Net interest income and other revenues	$19	$102	$123
Income from discontinued operations before income tax benefit	-	23	73

The following summarizes the assets and liabilities of our Banknotes Business which are now reported as assets of discontinued operations and liabilities of discontinued operations in our consolidated balance sheet.

At December 31,	2011	2010
	(in millions)
Cash	$-	$117
Other assets	-	2

Assets of discontinued operations	$-	$119

Other liabilities	$-	$14

Liabilities of discontinued operations	$-	$14

4.    Branch Assets and Liabilities Held for Sale

On July 31, 2011, we announced that we had reached an agreement with First Niagara Bank, N.A. (“First Niagara”) to sell 195 retail branches, including certain loans, deposits and related branch premises, primarily located in upstate New York. The agreement includes the transfer of approximately $15.1 billion in deposits and $2.5 billion in loans as of December 31, 2011, as well as related branch premises, for a premium of 6.67 percent of the deposits, representing $1.0 billion based on current deposit levels, which will result in a gain upon closing of the transaction, net of allocated goodwill. Branch premises will be sold for fair value and loans and other transferred assets will be sold at their book values. The all-cash transaction is expected to close in stages beginning in the second quarter of 2012, subject to regulatory approvals, including approval by the acquirer’s regulator. As a result of this transaction, the assets and liabilities related to the branches being sold have been classified as held for sale in our consolidated balance sheet.

The following summarizes the assets and liabilities classified as held for sale at December 31, 2011 in our consolidated balance sheet related to the announced agreement to sell certain retail branches.

At December 31,	2011
(in millions)
Loans held for sale(1)	$2,495
Other branch assets held for sale:
Properties and equipment, net	42
Goodwill allocated to retail branch disposal group	398

Total other branch assets held for sale	440

Total branch assets held for sale	$2,935

Deposits held for sale	$15,144
Other branch liabilities held for sale	11

Total branch liabilities held for sale	$15,155

(1)	Loans held for sale includes $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card loans and $161 million in other consumer loans.

HSBC USA Inc.

5.    Exit from Taxpayer Financial Services Loan Program

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

The following summarizes the operating results of our TFS loan program for the periods presented:

Year Ended December 31,	2011	2010	2009
	(in millions)
Total revenues	$-	$69	$11
Income before income tax expense	-	11	11

6.    Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

At December 31,	2011	2010
	(in millions)
Trading assets:
U.S. Treasury	$259	$1,874
U.S. Government agency	14	62
U.S. Government sponsored enterprises(1)	24	632
Asset backed securities	1,032	1,148
Corporate and foreign bonds	11,577	5,897
Other securities	40	52
Precious metals	17,082	16,725
Derivatives	8,772	6,012

	$38,800	$32,402

Trading liabilities:
Securities sold, not yet purchased	$343	$212
Payables for precious metals	6,999	5,326
Derivatives	6,844	4,990

	$14,186	$10,528

(1)

Includes mortgage backed securities of $10 million and $598 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $14 million and $34 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at December 31, 2011 and 2010, respectively.

(2)	There were no foreign bonds issued by the governments of Portugal, Ireland, Italy, Greece or Spain at either December 31, 2011 or 2010.

At December 31, 2011 and 2010, the fair value of derivatives included in trading assets has been reduced by $4.8 billion and $3.1 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At December 31, 2011 and 2010, the fair value of derivatives included in trading liabilities has been reduced by $6.3 billion and $5.8 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

HSBC USA Inc.

7.    Securities

The amortized cost and fair value of the securities available-for-sale and securities held-to-maturity portfolios are summarized in the following tables.

December 31, 2011	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$18,199	$-	$498	$(121)	$18,576
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	40	-	1	-	41
Direct agency obligations	2,501	-	352	-	2,853
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,357	-	728	(3)	16,082
Collateralized mortgage obligations	6,881	-	177	(3)	7,055
Direct agency obligations	2	-	-	-	2
Obligations of U.S. states and political subdivisions	566	-	35	(1)	600
Asset backed securities collateralized by:
Residential mortgages	6	-	-	(1)	5
Commercial mortgages	444	-	9	(2)	451
Home equity	369	-	-	(99)	270
Student loans	13	-	-	(1)	12
Other	102	-	-	(22)	80
Corporate and other domestic debt securities(2)	541	-	3	-	544
Foreign debt securities(2)(6)	6,640	-	27	(97)	6,570
Equity securities(3)	130	-	10	-	140

Total available-for-sale securities	$51,791	$-	$1,840	$(350)	$53,281

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,421	$-	$195	$-	$1,616
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	79	-	13	-	92
Collateralized mortgage obligations	308	-	44	-	352
Obligations of U.S. states and political subdivisions	61	-	3	-	64
Asset backed securities collateralized by:
Residential mortgages	166	-	9	(1)	174

Total held-to-maturity securities	$2,035	$-	$264	$(1)	$2,298

HSBC USA Inc.

December 31, 2010	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$19,336	$-	$139	$(378)	$19,097
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	47	-	-	(1)	46
Direct agency obligations	2,115	-	79	(9)	2,185
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	11,237	-	252	(27)	11,462
Collateralized mortgage obligations	7,566	-	160	(52)	7,674
Direct agency obligations	19	-	-	(1)	18
Obligations of U.S. states and political subdivisions	571	-	13	(5)	579
Asset backed securities collateralized by:
Residential mortgages	13	-	-	(2)	11
Commercial mortgages	537	-	17	(2)	552
Home equity	464	(1)	-	(111)	352
Student loans	29	-	-	(2)	27
Other	120	-	1	(17)	104
Corporate and other domestic debt securities(2)	676	-	7	-	683
Foreign debt securities(2)(6)	2,552	-	53	-	2,605
Equity securities(3)	126	-	2	-	128

Total available-for-sale securities	$45,408	$(1)	$723	$(607)	$45,523

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,586	$-	$151	$-	$1,737
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	94	-	15	-	109
Collateralized mortgage obligations	327	-	36	-	363
Obligations of U.S. states and political subdivisions	111	-	4	(1)	114
Asset backed securities collateralized by:
Residential mortgages	191	-	8	(3)	196
Asset-backed securities (predominantly credit card) and other debt securities held by consolidated VIE(5)	1,034	(153)	-	-	881

Total held-to-maturity securities	$3,343	$(153)	$214	$(4)	$3,400

(1)

Includes securities at amortized cost of $27 million and $30 million issued or guaranteed by the FNMA at December 31, 2011 and 2010, respectively, and $13 million and $17 million issued or guaranteed by FHLMC at December 31, 2011 and 2010, respectively.

(2)

At December 31, 2011, other domestic debt securities included $516 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.7 billion of securities fully backed by foreign governments. The remainder of foreign debt securities represents foreign bank or corporate debt. At December 31, 2010, other domestic debt securities included $676 million of securities at amortized cost fully backed by the FDIC and foreign debt securities consisted of $2.2 billion of securities fully backed by foreign governments. The remainder of foreign debt securities represents foreign bank or corporate debt.

(3)

Includes preferred equity securities at amortized cost issued by FNMA of $2 million at December 31, 2011 and 2010. Balances at December 31, 2011 and 2010 reflect cumulative other-than-temporary impairment charges of $203 million.

HSBC USA Inc.

(4)

Includes securities at amortized cost of $591 million and $622 million issued or guaranteed by FNMA at December 31, 2011 and 2010, respectively, and $830 million and $964 million issued and guaranteed by FHLMC at December 31, 2011 and 2010, respectively.

(5)	Relates to securities held by Bryant Park Funding LLC, a variable interest entity which was consolidated at December 31, 2010. See Note 27, “Variable Interest Entities” for additional information.

(6)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at December 31, 2011 and 2010.

A summary of gross unrealized losses and related fair values as of December 31, 2011 and 2010 classified as to the length of time the losses have existed follows:

	One Year or Less			Greater Than One Year
December 31, 2011	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	5	$(1)	$4,978	12	$(120)	$2,592
U.S. Government sponsored enterprises	6	-	8	15	-	9
U.S. Government agency issued or guaranteed	14	(6)	833	2	-	4
Obligations of U.S. states and political subdivisions	3	(1)	20	3	-	25
Asset backed securities	2	-	45	22	(125)	387
Corporate and other domestic debt securities	-	-	-	-	-	-
Foreign debt securities	15	(97)	4,223	-	-	-

Securities available-for-sale	45	$(105)	$10,107	54	$(245)	$3,017

Securities held-to-maturity:
U.S. Government sponsored enterprises	47	$-	$-	11	$-	$-
U.S. Government agency issued or guaranteed	629	-	2	463	-	1
Obligations of U.S. states and political subdivisions	2	-	-	4	-	2
Asset backed securities	-	-	-	4	(1)	14

Securities held-to-maturity	678	$-	$2	482	$(1)	$17

HSBC USA Inc.

	One Year or Less			Greater Than One Year
December 31, 2010	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	43	$(378)	$10,034	-	$-	$-
U.S. Government sponsored enterprises	14	(9)	131	13	(1)	10
U.S. Government agency issued or guaranteed	70	(80)	4,409	2	-	2
Obligations of U.S. states and political subdivisions	27	(3)	127	5	(2)	36
Asset backed securities	3	-	-	51	(133)	506
Corporate and other domestic debt securities	3	-	200	-	-	-
Foreign debt securities	1	-	84	1	-	25

Securities available-for-sale	161	$(470)	$14,985	72	$(136)	$579

Securities held-to-maturity:
U.S. Government sponsored enterprises	21	$-	$-	1	$-	$-
U.S. Government agency issued or guaranteed	570	-	2	2	-	-
Obligations of U.S. states and political subdivisions	14	-	7	12	(1)	14
Asset backed securities	-	-	-	6	(3)	44

Securities held-to-maturity	605	$-	$9	21	$(4)	$58

Gross unrealized losses decreased and gross unrealized gains increased within the available-for-sale portfolio overall in 2011 primarily due to decreases in interest rates since December 31, 2010 due to market conditions. In addition, rates rose significantly toward the end of 2010 driven by inflationary fears and uncertainty about the quantity and timing of the Federal Reserve’s bond buying program. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. During 2011, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component and changes in the non-credit portion for 2011 represent a reversal of a portion of previously recorded impairment losses that were recognized in other comprehensive income. During 2010, 39 debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates. The credit loss component of the applicable debt securities totaling a loss of $79 million was recorded as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income (loss) during 2010, while the non-credit portion representing a net reversal of a portion of previously recorded impairment losses was recognized in other comprehensive income.

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

For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 84 percent and 89 percent of total available-for-sale and held-to-maturity securities as of December 31, 2011 and 2010, respectively, our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

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

HSBC USA Inc.

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

December 31, 2010	Prime	Alt-A	Second liens/Home equity mortgages
Constant default rate	1-6%	1-11%	1-18%
Loss severity	25-60%	36-75%	65-100%
Prepayment speeds	2-16%	1-23%	1-24%

The dollar amounts of asset-backed and equity securities for which other-than-temporary impairment losses were recognized in 2010 are as follows:

	Balance as of December 31, 2010			Impairment Loss Charged to Profit and Loss in 2010
	Amortized Cost	Unrealized Impairment Loss	Fair Value
	(in millions)
Available-for-sale:
Asset-backed securities:
Residential mortgages	$8	$(1)	$7	$1
Home equity loans	6	-	6	1

Subtotal	14	(1)	13	2
Equity securities	3	-	3	7

Total available-for-sale	17	(1)	16	9
Held-to-maturity:
Asset-backed securities (predominately Credit Card)	256	-	256	31

Total	$273	$(1)	$272	$40

Additionally, there was $39 million of other-than-temporary impairment realized on securities sold during 2010.

HSBC USA Inc.

The amortized cost and fair value of those asset-backed securities with unrealized loss of more than 12 months for which no other-than-temporary-impairment has been recognized at December 31, 2011 and 2010 are as follows:

	Balance as of December 31, 2011
	Amortized Cost	Unrealized Losses for More Than 12 Months	Fair Value
	(in millions)
Available-for-sale:
Asset-backed securities:
Residential mortgages	$5	$-	$5
Commercial mortgages	23	(2)	21
Home equity loans	369	(100)	269
Student loans	13	(1)	12
Other	102	(22)	80

Subtotal	512	(125)	387
Held-to-maturity classification:
Asset-backed securities:
Residential mortgages	15	(1)	14

Total	$527	$(126)	$401

	Balance as of December 31, 2010
	Amortized Cost	Unrealized Losses for More Than 12 Months	Fair Value
	(in millions)
Available-for-sale:
Asset-backed securities:
Residential mortgages	$3	$(1)	$2
Commercial mortgages	39	(2)	37
Home equity loans	457	(112)	345
Student loans	29	(2)	27
Other	103	(16)	87

Subtotal	631	(133)	498
Held-to-maturity classification:
Asset-backed securities:
Residential mortgages	47	(3)	44

Total	$678	$(136)	$542

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

For 2011 there were no other-than-temporary impairment losses recognized related to credit loss. At December 31, 2011, there are no remaining non-credit component unrealized loss amounts recognized. The excess of amortized cost over the present value of expected future cash flows recognized during 2010 on our other-than-temporarily impaired debt securities, which represents the credit loss associated with these securities, was $79 million. The excess of the present value of expected future cash flows over fair value, representing the

HSBC USA Inc.

non-credit component of the unrealized loss associated with all other-than-temporarily impaired securities, was $154 million at December 31, 2010. Since we did not have the intention to sell the securities and had sufficient capital and liquidity to hold these securities until a full recovery of the fair value occurs, only the credit loss component was reflected in the consolidated statement of income. The non-credit component of the unrealized loss was recorded, net of taxes, in other comprehensive income (loss).

The following table summarizes the rollforward of credit losses on debt securities that were other-than-temporarily impaired which would have been recognized in income:

Year Ended December 31,	2011	2010
	(in millions)
Credit losses at the beginning of the period	$36	$81
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	-	20
Increase in credit losses for which an other-than-temporary impairment was previously recognized	-	52
Reduction of credit losses previously recognized on sold securities	(5)	(91)
Reduction of credit losses previously recognized on held to maturity securities due to deconsolidation of VIE	(31)	-
Reductions of credit losses for increases in cash flows expected to be collected that are recognized over the remaining life of the security	-	(26)

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment may have been recognized in other comprehensive income (loss)	$-	$36

At December 31, 2011, we held 45 individual asset-backed securities in the available-for-sale portfolio, of which 9 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $349 million of the total aggregate fair value of asset-backed securities of $818 million at December 31, 2011. The gross unrealized losses on these monoline securities were $121 million at December 31, 2011. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2011 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $154 million. One security wrapped by a below investment grade monoline insurance company with an aggregate fair value of less than $1 million was deemed to be other-than-temporarily impaired at December 31, 2011.

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

HSBC USA Inc.

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

	Gross Realized Gains	Gross Realized (Losses)	Net Realized (Losses) Gains
	(in millions)
Year ended December 31, 2011:
Securities available-for-sale	$276	$(147)	$129
Securities held- to-maturity(1)	-	-	-

	$276	$(147)	$129

Year ended December 31, 2010:
Securities available-for-sale	$177	$(151)	$26
Securities held- to-maturity(1)	-	(31)	(31)

	$177	$(182)	$(5)

Year ended December 31, 2009:
Securities available-for-sale	$312	$(180)	$132
Securities held- to-maturity(1)	-	-	-

	$312	$(180)	$132

(1)	Maturities, calls and mandatory redemptions.

The amortized cost and fair values of securities available-for-sale and securities held-to-maturity at December 31, 2011, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at December 31, 2011, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2011. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

HSBC USA Inc.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
Taxable Equivalent Basis	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$-	-%	$10,369	.58%	$4,281	2.01%	$3,549	3.39%
U.S. Government sponsored enterprises	-	-	-	-	2,065	3.95	476	3.70
U.S. Government agency issued or guaranteed	-	-	1	5.25	92	2.09	22,147	3.40
Obligations of U.S. states and political subdivisions	-	-	1	4.60	313	4.24	252	4.53
Asset backed securities	38	5.64	-	-	14	.79	882	3.00
Other domestic debt securities	516	1.60	-	-	-	-	25	3.90
Foreign debt securities	1,715	2.43	4,914	2.00	11	4.93	-	-

Total amortized cost	$2,269	2.29%	$15,285	1.04%	$6,776	2.71%	$27,331	3.40%

Total fair value	$2,281		$15,266		$7,263		$28,331

Held-to-maturity:
U.S. Government sponsored enterprises	$-	-%	$14	7.95%	$2	7.02%	$1,405	6.16%
U.S. Government agency issued or guaranteed	-	-	1	7.61	5	7.65	381	6.52
Obligations of U.S. states and political subdivisions	7	4.98	17	5.49	13	4.80	24	4.92
Asset backed securities	-	-	-	-	-	-	166	6.22
Asset backed securities issued by consolidated VIE	-	-	-	-	-	-	-	-
Foreign debt securities	-	-	-	-	-	-	-	-

Total amortized cost	$7	4.98%	$32	6.60%	$20	5.69%	$1,976	6.22%

Total fair value	$7		$34		$21		$2,236

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $133 million and $483 million, respectively, were included in other assets at December 31, 2011. Investments in FHLB stock and FRB stock of $119 million and $477 million, respectively, were included in other assets at December 31, 2010.

HSBC USA Inc.

8.    Loans

Loans consisted of the following:

At December 31,	2011	2010
	(in millions)
Commercial loans:
Construction and other real estate	$7,860	$8,228
Business banking and middle market enterprises	9,642	7,945
Global banking(1) (2)	12,658	10,745
Other commercial	3,489	3,085

Total commercial	33,649	30,003

Consumer loans:
Home equity mortgages	2,563	3,820
Other residential mortgages	14,113	13,697
Credit cards	828	1,250
Other consumer	714	1,039

Total consumer	18,218	19,806

Total loans	$51,867	$49,809

(1)

Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to select high quality Latin American and other multinational customers managed by HSBC on a global basis.

(2)	Includes $1.2 billion of commercial loans at December 31, 2010 related to a VIE which has been consolidated.

We have loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders’ equity at either December 31, 2011 or 2010.

Net deferred origination costs, totaled $59 million and $88 million at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, we had net unamortized premium on our loans of $59 million and $74 million, respectively. We amortized net premiums of $35 million and $20 million and net discounts of $59 million on our loans in 2011, 2010 and 2009, respectively.

HSBC USA Inc.

Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at December 31, 2011 and 2010 for continuing and discontinued operations. The aging of past due amounts are determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification.

	Days Past Due
At December 31, 2011	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Continuing operations:
Commercial loans:
Construction and other real estate	$72	$31	$231	$334	$7,526	$7,860
Business banking and middle market enterprises	887	58	71	1,016	8,626	9,642
Global banking	898	34	74	1,006	11,652	12,658
Other commercial	78	84	21	183	3,306	3,489

Total commercial	1,935	207	397	2,539	31,110	33,649

Consumer loans:
HELOC and home equity mortgages	181	54	89	324	2,239	2,563
Other residential mortgages	109	526	815	1,450	12,663	14,113
Credit cards	37	20	20	77	751	828
Other consumer	11	6	35	52	662	714

Total consumer	338	606	959	1,903	16,315	18,218

Total loans – continuing operations	$2,273	$813	$1,356	$4,442	$47,425	51,867

Discontinued credit card and private label operations(1)	$742	$374	$361	$1,477	$19,708	$21,185

	Days Past Due
At December 31, 2010	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Continuing operations:
Commercial loans:
Construction and other real estate	$72	$200	$433	$705	$7,523	$8,228
Business banking and middle market enterprises	367	84	66	517	7,428	7,945
Global banking	902	90	74	1,066	9,679	10,745
Other commercial	63	77	14	154	2,931	3,085

Total commercial	1,404	451	587	2,442	27,561	30,003

Consumer loans:
HELOC and home equity mortgages	328	83	93	504	3,316	3,820
Other residential mortgages	123	538	900	1,561	12,136	13,697
Credit cards	37	23	24	84	1,166	1,250
Other consumer	12	6	32	50	989	1,039

Total consumer	500	650	1,049	2,199	17,607	19,806

Total loans – continuing operations	$1,904	$1,101	$1,636	$4,641	$45,168	$49,809

Discontinued credit card and private label operations(1)	$767	$466	$533	$1,766	$21,494	$23,260

(1)

At December 31, 2011, discontinued credit card and private label credit card operations represent our GM and UP credit card loans as well as our private label credit card and closed-end loans which are included as held for sale and carried at the lower of amortized cost or fair value. At December 31, 2010, these discontinued credit card and private label credit card loans were carried at amortized cost and as such, are not directly comparable to the current period balances.

HSBC USA Inc.

Contractual Maturities Contractual maturities of loans were as follows:

	At December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Commercial Loans:
Construction and other real estate	$4,504	$866	$662	$424	$841	$563	$7,860
Business banking and middle market enterprises	5,094	1,144	887	584	1,228	705	9,642
Global banking	7,973	1,258	943	579	1,025	880	12,658
Other commercial	1,839	414	321	212	449	254	3,489
Consumer Loans:
Home equity mortgages(1)	843	541	332	206	131	510	2,563
Other residential mortgages	1,278	370	362	374	383	11,346	14,113
Credit card receivables(2)	236	592	-	-	-	-	828
Other consumer	551	57	44	31	19	12	714

Total	$22,318	$5,242	$3,551	$2,410	$4,076	$14,270	$51,867

(1)	Home equity mortgages maturities reflect estimates based on historical payment patterns.

(2)	As credit card receivables do not have stated maturities, the table reflects estimates based on historical payment patterns.

As substantial portion of consumer loans, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections. The following table summarizes contractual maturities of loans due after one year by repricing characteristic:

	At December 31, 2011
	Over 1 But Within 5 Years	Over 5 Years
	(in millions)
Receivables at predetermined interest rates	$2,585	$4,118
Receivables at floating or adjustable rates	12,694	10,152

Total	$15,279	$14,270

Nonaccrual Loans Nonaccrual loans totaled $1.8 billion and $2.0 billion at December 31, 2011 and 2010, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $117 million in 2011 and $146 million in 2010. Interest income that was included in finance and other interest income on these loans was approximately $19 million in 2011 and $28 million in 2010. For an analysis of reserves for credit losses, see Note 9, “Allowance for Credit Losses.”

HSBC USA Inc.

Nonaccrual loans and accruing receivables 90 days or more delinquent are summarized in the following table:

At December 31,	2011	2010
	(in millions)
Nonaccrual loans:
Continuing operations:
Commercial:
Real Estate:
Construction and land loans	$103	$70
Other real estate	512	529
Business banking and middle markets enterprises	58	116
Global banking	137	74
Other commercial	15	12

Total commercial	825	801

Consumer:
Residential mortgages, excluding home equity mortgages	815	900
Home equity mortgages	89	93

Total residential mortgages	904	993
Other consumer loans	8	9

Total consumer loans	912	1,002

Nonaccrual loans held for sale	88	186

Total nonaccruing loans – continuing operations	1,825	1,989
Discontinued credit card and private label operations(1)	-	-

Total nonaccruing loans	1,825	1,989

Accruing loans contractually past due 90 days or more:
Continuing operations:
Commercial:
Real Estate:
Construction and land loans	-	-
Other real estate	1	137
Business banking and middle market enterprises	11	47
Global banking	-	-
Other commercial	2	2

Total commercial	14	186

Consumer:
Credit card receivables	20	24
Other consumer	27	23

Total consumer loans	47	47

Total accruing loans contractually past due 90 days or more – continuing operations	61	233
Discontinued credit card and private label operations(1)	361	533

Total accruing loans contractually past due 90 days or more	422	766

Total nonperforming loans	$2,247	$2,755

(1)

At December 31, 2011, discontinued credit card and private label credit card operations represent our GM and UP credit card loans and our private label credit card and closed-end loans which are included as held for sale and carried at the lower of amortized cost or fair value. At December 31, 2010, these discontinued credit card and private label credit card loans were carried at amortized cost and as such, are not directly comparable to the current period balances.

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

During the third quarter of 2011, we adopted a new Accounting Standards Update which provided additional guidance for determining whether a restructuring of a receivable meets the criteria to be reported as a troubled debt restructuring (“TDR Loan”). Under this new guidance, we have determined that substantially all consumer loans modified as a result of a financial difficulty, including all modifications with trial periods regardless of whether the modification was permanent or temporary, should be reported as TDR Loans. For residential mortgage loans purchased from HSBC Finance, we have determined that all re-ages, except first-time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification since the first quarter of 2007, should be considered a TDR Loan. Exclusion of these first-time early stage delinquency re-ages from our reported TDR Loans was not material. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and resulted in the reporting of an additional $51 million of residential mortgage loans as TDR Loans at September 30, 2011 with credit loss reserves of $10 million associated with these loans. The incremental loan loss provision recorded for these loans during the third quarter using a discounted cash flow analysis was $7 million. For our HSBC Bank USA credit card portfolio, we reported an additional $1 million of credit card loans as TDR Loans at September 30, 2011 with credit loss reserves of less than $1 million associated with these loans. The incremental loan loss provision recorded for these loans during the third quarter using a discounted cash flow analysis was not material. The TDR Loan balances and related credit loss reserves for consumer loans reported as of December 31, 2010 use our previous definition of TDR Loans and, as such, are not comparable to the current period balances. The new guidance did not impact our reporting of TDR Loans for commercial loans. See Note 3, “Discontinued Operations,” for a discussion of TDR Loans included in our discontinued credit card and private label operations.

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

HSBC USA Inc.

The following table presents information about receivables which were modified during the twelve months ended December 31, 2011 and as a result of this action became classified as TDR Loans.

(in millions)
Commercial loans:
Construction and other real estate	$70
Business banking and middle market enterprises	5
Global banking	-
Other commercial	-

Total commercial	75

Consumer loans:
Residential mortgages	235
Credit cards	5

Total consumer	240

Total	$315

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

At December 31,	2011	2010
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$342	$397
Business banking and middle market enterprises	94	88
Global banking	-	-
Other commercial	37	49

Total commercial	473	534

Consumer loans:
Residential mortgages	608	402
Credit cards	21	27

Total consumer	629	429

Total TDR Loans(3)	$1,102	$963

HSBC USA Inc.

At December 31,	2011	2010
	(in millions)
Allowance for credit losses for TDR Loans(4):
Commercial loans:
Construction and other real estate	$17	$44
Business banking and middle market enterprises	3	8
Global banking	-	-
Other commercial	-	1

Total commercial	20	53

Consumer loans:
Residential mortgages	94	53
Credit cards	7	9

Total consumer	101	62

Total allowance for credit losses for TDR Loans	$121	$115

(1)

TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDRs which totaled $614 million and $593 million at December 31, 2011 and 2010, respectively.

(2)

The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

At December 31,	2011	2010
	(in millions)
Commercial loans:
Construction and other real estate	$393	$429
Business banking and middle market enterprises	147	120
Global banking	-	-
Other commercial	40	52

Total commercial	580	601

Consumer loans:
Residential mortgages	682	352
Credit cards	20	26

Total consumer	702	378

Total – continuing operations	$1,282	$979

(3)	Includes balances of $331 million and $255 million at December 31, 2011 and 2010, respectively, which are classified as nonaccrual loans.

(4)	Included in the allowance for credit losses.

HSBC USA Inc.

The following table presents commercial loans which were classified as TDR Loans during the previous 12 months which became 90 days or greater contractually delinquent (for consumer loans 60 days or greater contractually delinquent) during the twelve months ended December 31, 2011:

(in millions)
Commercial loans:
Construction and other real estate	$42
Business banking and middle market enterprises	-
Global banking	-
Other commercial	-

Total commercial	42

Consumer loans:
Residential mortgages	16
Credit cards	4

Total consumer	20

Total	$62

Additional information relating to TDR Loans is presented in the table below.

Year Ended December 31,	2011	2010
	(in millions)
Average balance of TDR Loans
Commercial loans:
Construction and other real estate	$346	$273
Business banking and middle market enterprises	89	71
Global banking	-	-
Other commercial	44	51

Total commercial	479	395

Consumer loans:
Residential mortgages	532	305
Credit cards	23	23
Auto finance(1)	-	28

Total consumer	555	356

Total average balance of TDR Loans	$1,034	$751

Interest income recognized on TDR Loans
Commercial loans:
Construction and other real estate	$9	$3
Business banking and middle market enterprises	-	-
Global banking	-	-
Other commercial	5	5

Total commercial	14	8

Consumer loans:
Residential mortgages	20	12
Credit cards	1	2
Auto finance(1)	-	2

Total consumer	21	16

Total interest income recognized on TDR Loans	$35	$24

(1)	In August 2010, we sold auto finance loans with an outstanding principal balance of $1.2 billion at date of sale, and other related assets to Santander Consumer USA (“SC USA”).

HSBC USA Inc.

Impaired commercial loans  Impaired commercial loan statistics are summarized in the following table:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At December 31, 2011
Construction and other real estate	$391	$342	$733	$114
Business banking and middle market enterprises	68	59	127	12
Global banking	137	-	137	90
Other commercial	1	89	90	-

Total	$597	$490	$1,087	$216

At December 31, 2010
Construction and other real estate	$378	$377	$755	$84
Business banking and middle market enterprises	113	39	152	26
Global banking	103	2	105	72
Other commercial	26	89	115	6

Total	$620	$507	$1,127	$188

(1)	Includes impaired commercial loans which are also considered TDR Loans as follows:

At December 31,	2011	2010
	(in millions)
Construction and other real estate	$342	$397
Business banking and middle market enterprises	94	88
Global banking	-	-
Other commercial	37	49

Total	$473	$534

(2)

The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as unamortized deferred fees and costs on originated loans and any premiums or discounts. The unpaid principal balance of impaired commercial loans included in the table above are as follows:

At December 31,	2011	2010
	(in millions)
Construction and other real estate	$784	$787
Business banking and middle market enterprises	180	184
Global banking	137	105
Other commercial	93	118

Total	$1,194	$1,194

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

Year Ended December 31,	2011	2010	2009
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$744	$638	$310
Business banking and middle market enterprises	151	127	99
Global banking	107	149	182
Other commercial	111	155	64

Total average balance of impaired commercial loans	$1,113	$1,069	$655

Interest income recognized on impaired commercial loans:
Construction and other real estate	$9	$4	$(3)
Business banking and middle market enterprises	4	2	(1)
Global banking	1	5	(1)
Other commercial	3	-	-

Total interest income recognized on impaired commercial loans	$17	$11	$(5)

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:

Criticized asset classifications  These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. Criticized assets for commercial loans are summarized in the following table:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At December 31, 2011
Construction and other real estate	$1,009	$990	$186	$2,185
Business banking and middle market enterprises	445	241	12	698
Global banking	45	397	109	551
Other commercial	99	131	-	230

Total	$1,598	$1,759	$307	$3,664

At December 31, 2010
Construction and other real estate	$1,324	$1,230	$115	$2,669
Business banking and middle market enterprises	465	504	5	974
Global banking	260	386	74	720
Other commercial	235	140	8	383

Total	$2,284	$2,260	$202	$4,746

HSBC USA Inc.

Nonperforming  The status of our commercial loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2011
Commercial:
Construction and other real estate	$7,244	$615	$1	$7,860
Business banking and middle market enterprise	9,573	58	11	9,642
Global banking	12,521	137	-	12,658
Other commercial	3,472	15	2	3,489

Total commercial – continuing operations	$32,810	$825	$14	$33,649

At December 31, 2010
Commercial:
Construction and other real estate	$7,492	$599	$137	$8,228
Business banking and middle market enterprise	7,782	116	47	7,945
Global banking	10,671	74	-	10,745
Other commercial	3,071	12	2	3,085

Total commercial – continuing operations	$29,016	$801	$186	$30,003

Credit risk profile  The following table shows the credit risk profile of our commercial loan portfolio:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At December 31, 2011
Construction and other real estate	$2,775	$5,085	$7,860
Business banking and middle market enterprises	4,408	5,234	9,642
Global banking	9,712	2,946	12,658
Other commercial	1,289	2,200	3,489

Total commercial	$18,184	$15,465	$33,649

At December 31, 2010
Construction and other real estate	$1,900	$6,328	$8,228
Business banking and middle market enterprises	2,866	5,079	7,945
Global banking	6,808	3,937	10,745
Other commercial	787	2,298	3,085

Total commercial	$12,361	$17,642	$30,003

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators   The following credit quality indicators are utilized for our consumer loan portfolio:

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan portfolio for both continuing and discontinued operations:

	December 31, 2011		December 31, 2010
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Continuing operations:
Consumer:
Residential mortgage, excluding home equity mortgages(1)	$1,101	7.19%	$1,084	7.40%
Home equity mortgages	99	2.89	109	2.85

Total residential mortgages	1,200	6.41	1,193	6.46
Credit card receivables	28	2.25	34	2.70
Other consumer	30	3.17	32	2.86

Total consumer – continuing operations	1,258	6.01	1,259	6.04
Discontinued credit card and private label operations(2)	514	2.43	726	3.31

Total consumer	$1,772	4.21%	$1,985	4.64%

(1)

At December 31, 2011 and 2010, residential mortgage loan delinquency includes $803 million and $852 million, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

(2)

At December 31, 2011, discontinued credit card and private label credit card operations include our GM and UP credit card loans and our private label credit card and closed-end loans which are included as held for sale and carried at the lower of amortized cost or fair value. At December 31, 2010, these discontinued credit card and private label credit card loans were carried at amortized cost and as such, are not directly comparable to the current period balances.

HSBC USA Inc.

Nonperforming   The status of our consumer loan portfolio for both continuing and discontinued operations is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At December 31, 2011
Continuing operations:
Consumer:
Residential mortgage, excluding home equity mortgages	$13,298	$815	$-	$14,113
Home equity mortgages	2,474	89	-	2,563

Total residential mortgages	15,772	904	-	16,676
Credit card receivables	808	-	20	828
Other consumer	679	8	27	714

Total consumer – continuing operations	17,259	912	47	18,218
Discontinued credit card and private label operations(1)	20,590	-	351	20,941

Total consumer	$37,849	$912	$398	$39,159

At December 31, 2010
Continuing operations:
Consumer:
Residential mortgage, excluding home equity mortgages	$12,797	$900	$-	$13,697
Home equity mortgages	3,727	93	-	3,820

Total residential mortgages	16,524	993	-	17,517
Credit card receivables	1,226	-	24	1,250
Other consumer	1,007	9	23	1,039

Total consumer – continuing operations	18,757	1,002	47	19,806
Discontinued credit card and private label operations(1)	22,466	-	523	22,989

Total consumer	$41,223	$1,002	$570	$42,795

(1)

At December 31, 2011, discontinued credit card and private label credit card operations include our GM and UP credit card loans and our private label credit card and closed-end loans which are included as held for sale and carried at the lower of amortized cost or fair value. At December 31, 2010, these discontinued credit card and private label credit card loans were carried at amortized cost and as such, are not directly comparable to the current period balances.

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

HSBC USA Inc.

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

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at December 31, 2011 and 2010, respectively.

At December 31,	2011	2010
	(in billions)
Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.1	$1.2
Interest-only residential mortgage loans	4.1	3.7
ARM loans(2)	8.9	8.2

(1)

Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $68 million and $125 million of subprime residential mortgage loans held for sale at December 31, 2011 and 2010, respectively.

(2)

ARM loan balances above exclude $28 million and $99 million of subprime residential mortgage loans held for sale at December 31, 2011 and 2010, respectively. In 2012 and 2013, approximately $329 million and $411 million, respectively, of the ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude residential mortgage loans held for sale of $2 billion and $1.0 billion at December 31, 2011 and 2010, respectively.

At December 31,	2011	2010
	(in millions)
Closed end:
First lien	$14,113	$13,697
Second lien	237	437
Revolving:
Second lien	2,326	3,383

Total	$16,676	$17,517

HSBC USA Inc.

Regional exposure at December 31, 2011 for certain loan portfolios is summarized in the following table.

	Commercial Construction and Other Real Estate Loans	Residential Mortgage Loans	Credit Card Receivables
New York State	47.95%	36.21%	69.04%
North Central United States	4.39	7.25	2.91
North Eastern United States	10.24	9.42	9.21
Southern United States	18.37	16.96	10.04
Western United States	19.05	30.16	7.32
Others	-	-	1.48

Total	100.00%	100.00%	100.00%

9.    Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table.

	2011	2010	2009
	(In millions)
Balance at beginning of year	$852	$1,602	$1,027
Provision for credit losses	258	34	1,431
Charge-offs	(386)	(806)	(933)
Recoveries	65	53	76
Allowance on loans transferred to held for sale	(46)	(33)	(12)
Allowance related to bulk loan purchase from HSBC Finance	-	-	13
Other	-	2	-

Balance at end of year	$743	$852	$1,602

HSBC USA Inc.

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the years ended December 31, 2011, 2010 and 2009:

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global Banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Auto Finance	Other Consumer	Total
	(in millions)
Year Ended December 31, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$-	$27	$852
Provision charged to income	11	(3)	31	(28)	133	49	46	-	19	258
Charge offs	(51)	(53)	-	(6)	(106)	(70)	(71)	-	(29)	(386)
Recoveries	9	12	-	23	5	-	12	-	4	65

Net charge offs	(42)	(41)	-	17	(101)	(70)	(59)	-	(25)	(321)
Allowance on loans transferred to held for sale	-	(10)	(16)	-	(7)	(4)	(6)	-	(3)	(46)
Other	-	-	-	-	-	-	-	-	-	-

Allowance for credit losses – end of period	$212	$78	$131	$21	$192	$52	$39	$-	$18	$743

Ending balance: collectively evaluated for impairment	$98	$66	$41	$21	$104	$48	$32	$-	$18	$428
Ending balance: individually evaluated for impairment(1)	114	12	90	-	88	4	7	-	-	315

Total allowance for credit losses	$212	$78	$131	$21	$192	$52	$39	$-	$18	$743

Loans:
Collectively evaluated for impairment	$7,127	$9,515	$12,521	$3,399	$12,817	$2,550	$807	$-	$714	$49,450
Individually evaluated for impairment	733	127	137	90	547	13	21	-	-	1,668
Loans carried at fair value less cost to sell	-	-	-	-	749	-	-	-	-	749

Total loans	$7,860	$9,642	$12,658	$3,489	$14,113	$2,563	$828	$-	$714	$51,867

Year Ended December 31, 2010:
Allowance for credit losses – beginning of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602
Provision charged to income	101	19	(163)	(35)	(14)	13	68	35	10	34
Charge offs	(173)	(88)	(24)	(59)	(170)	(121)	(98)	(37)	(36)	(806)
Recoveries	12	17	2	5	4	-	8	(1)	6	53

Net charge offs	(161)	(71)	(22)	(54)	(166)	(121)	(90)	(38)	(30)	(753)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	(33)	-	(33)
Other	-	-	-	2	-	-	-	-	-	2

Allowance for credit losses – end of period	$243	$132	$116	$32	$167	$77	$58	$-	$27	$852

Ending balance: collectively evaluated for impairment	$159	$106	$44	$26	$118	$74	$49	$-	$27	$603
Ending balance: individually evaluated for impairment(1)	84	26	72	6	49	3	9	-	-	249

Total allowance for credit losses	$243	$132	$116	$32	$167	$77	$58	$-	$27	$852

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global Banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Auto Finance	Other Consumer	Total
	(in millions)
Loans:
Collectively evaluated for impairment	$7,473	$7,793	$10,640	$2,970	$12,411	$3,812	$1,223	$-	$1,039	$47,361
Individually evaluated for impairment	755	152	105	115	394	8	27	-	-	1,556
Loans carried at fair value less cost to sell	-	-	-	-	892	-	-	-	-	892

Total loans	$8,228	$7,945	$10,745	$3,085	$13,697	$3,820	$1,250	$-	$1,039	$49,809

Year Ended December 31, 2009:
Allowance for credit losses – beginning of period	$186	$189	$131	$31	$207	$167	$74	$5	$37	$1,027
Provision charged to income	177	137	215	93	364	195	100	104	46	1,431
Charge offs	(64)	(158)	(45)	(8)	(235)	(189)	(100)	(92)	(42)	(933)
Recoveries	4	16	-	3	11	12	6	18	6	76

Net charge offs	(60)	(142)	(45)	(5)	(224)	(177)	(94)	(74)	(36)	(857)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	(12)	-	(12)
Other	-	-	-	-	-	-		13	-	13

Allowance for credit losses – end of period	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602

Ending balance: collectively evaluated for impairment	$201	$154	$190	$26	$314	$183	$76	$36	$47	$1,227
Ending balance: individually evaluated for impairment(1)	102	30	111	93	33	2	4	-	-	375

Total allowance for credit losses	$303	$184	$301	$119	$347	$185	$80	$36	$47	$1,602

Loans:
Collectively evaluated for impairment	$8,162	$7,375	$9,280	$3,664	$13,146	$4,159	$1,253	$1,701	$1,188	$49,928
Individually evaluated for impairment	696	146	445	246	168	5	20	-	-	1,726
Loans carried at fair value less cost to sell	-	-	-	-	408	-	-	-	-	408

Total loans	$8,858	$7,521	$9,725	$3,910	$13,722	$4,164	$1,273	$1,701	$1,188	$52,062

(1)

For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans.

HSBC USA Inc.

10.    Loans Held for Sale

Loans held for sale consisted of the following:

At December 31,	2011	2010
	(in millions)
Commercial loans	$965	$1,356

Consumer loans:
Residential mortgages	2,058	954
Credit cards receivables	416	-
Other consumer	231	80

Total consumer	2,705	1,034

Total loans held for sale	$3,670	$2,390

Included in loans held for sale at December 31, 2011 are $2.5 billion of loans that are being sold as part of our agreement to sell certain branches to First Niagara. Included in this amount are $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card receivables and $161 million of other consumer loans. Credit card, private label credit card and closed-end loans being sold to Capital One are included in Assets of discontinued operations on our balance sheet.

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at December 31, 2011 and 2010. The fair value of commercial loans held for sale under this program was $377 million and $1.0 billion at December 31, 2011 and 2010, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. We provided loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. The fair value of these commercial loans under this program was $273 million at December 31, 2010. As of December 31, 2011, there were none of these loans outstanding. See Note 18, “Fair Value Option,” for additional information.

In addition to the residential mortgage loans being sold to First Niagara discussed above, residential mortgage loans held for sale include subprime residential mortgage loans with a fair value of $181 million and $391 million at December 31, 2011 and 2010, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises.

In addition to routine sales to government sponsored enterprises upon origination, we sold subprime residential mortgage loans with a carrying amount of $229 million and $276 million in 2011 and 2010, respectively. We sold approximately $4.5 billion of prime adjustable and fixed rate residential mortgage loans in 2009 and recorded gain of $70 million. No such sales occurred in 2010. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). We retained the servicing rights in relation to the mortgages upon sale.

During the first quarter of 2010, auto finance loans held for sale with a carrying value of $353 million were sold to HSBC Finance to facilitate completion of a loan sale to a third party. Also as discussed above, during the third quarter of 2010 auto finance loans with a carrying value of $1.2 billion were transferred to loans held for sale and subsequently sold to SC USA.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. While the initial carrying amount of loans held for sale continued to exceed fair value at December 31, 2011, we experienced a decrease in the valuation allowance

HSBC USA Inc.

during 2011 due primarily to loan sales. The valuation allowance on loans held for sale was $251 million and $435 million at December 31, 2011 and 2010, respectively.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which is included in net interest income and residential mortgage banking revenue (loss) in the consolidated statement of income, was a loss of $11 million during 2011 and gains of $3 million and $15 million during 2010 and 2009, respectively.

11.    Properties and Equipment, Net

Properties and equipment, net of accumulated depreciation, is summarized in the following table.

At December 31,	2011	2010	Depreciable Life
	(in millions)
Land	$63	$72	-
Buildings and improvements	832	968	10-40 years
Furniture and equipment	138	363	3-30

Total	1,033	1,403
Accumulated depreciation and amortization	(575)	(854)

Properties and equipment, net	$458	$549

Depreciation and amortization expense totaled $82 million, $79 million and $69 million in 2011, 2010 and 2009, respectively.

12.    Intangible Assets

Intangible assets consisted of the following:

At December 31,	2011	2010
	(in millions)
Mortgage servicing rights	$227	$403
Other	15	21

Total other intangible assets	$242	$424

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

HSBC USA Inc.

Fair value of residential MSRs is calculated using the following critical assumptions:

At December 31,	2011	2010
Annualized constant prepayment rate (“CPR”)	21.4%	14.1%
Constant discount rate	11.3%	13.6%
Weighted average life	3.4 years	4.9 years

Residential MSRs activity is summarized in the following table:

Year Ended December 31,	2011	2010
	(in millions)
Fair value of MSRs:
Beginning balance	$394	$450
Additions related to loan sales	39	48
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(136)	(12)
Realization of cash flows	(77)	(92)

Ending balance	$220	$394

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

At December 31,	2011	2010
	(in millions)
Outstanding principal balances at period end	$39,937	$44,407

Custodial balances maintained and included in noninterest bearing deposits at period end	$838	$960

Servicing fees collected are included in residential mortgage banking revenue (loss) and totaled $109 million, $121 million and $129 million during 2011, 2010 and 2009, respectively.

Commercial mortgage servicing rights  Commercial MSRs, which are accounted for using the lower of amortized cost or fair value method, totaled $7 million and $9 million at December 31, 2011 and 2010, respectively.

Other Intangible Assets  Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $12 million and $16 million at December 31, 2011 and 2010, respectively, and customer lists of $3 million and $5 million at December 31, 2011 and 2010, respectively.

13.    Goodwill

Goodwill was $2.2 billion and $2.6 billion at December 31, 2011 and 2010, and includes accumulated impairment losses of $54 million. In 2011, $398 million of goodwill has been allocated to the branch operations being sold to First Niagara and is classified within other branch assets held for sale. See Note 4, “Branch Assets and Liabilities Held for Sale,” for further discussion. As it relates to our discontinued operations, goodwill totaling $21 million was reclassified to the assets of our Asian Banknotes Operations in 2010. See Note 3, “Discontinued Operations,” for further discussion.

As a result of increased market volatility during the second half of 2011, we performed an interim impairment test of the goodwill associated with our Global Banking and Markets reporting unit as of December 31, 2011. As a result of this test, the fair value of the Global Banking and Markets reporting unit continued to exceed its carrying value, including goodwill. At December 31, 2011, goodwill totaling $612 million has been allocated to our Global Banking and Markets reporting unit. As of December 31, 2011 the book value including goodwill of our Global Banking and Markets reporting unit was 80 percent of fair value. Our goodwill impairment testing is however, highly sensitive to certain assumptions and estimates used as discussed above. We continue to perform

HSBC USA Inc.

periodic analyses of the risks and strategies of our business and product offerings. If significant deterioration in the economic and credit conditions occur, or changes in the strategy or performance of our business or product offerings occur, an interim impairment test will be required in 2012.

14.    Deposits

The aggregate amounts of time deposit accounts (primarily certificates of deposits), each with a minimum of $100,000 included in domestic office deposits, were approximately $4.8 billion and $5.4 billion at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, deposits totaling $9.8 billion and $7.4 billion, respectively, were carried at fair value. The scheduled maturities of all time deposits at December 31, 2011 are summarized in the following table.

	Domestic Offices	Foreign Offices	Total
	(in millions)
2012:
0-90 days	$3,736	$6,438	$10,174
91-180 days	1,136	187	1,323
181-365 days	1,521	148	1,669

	6,393	6,773	13,166
2013	887	-	887
2014	1,073	16	1,089
2015	1,391	-	1,391
2016	2,092	12	2,104
Later years	5,383	-	5,383

	$17,219	$6,801	$24,020

Overdraft deposits, which are classified as loans, were approximately $1.2 billion and $1.2 billion at December 31, 2011 and 2010, respectively.

HSBC USA Inc.

15.    Short-Term Borrowings

Short-term borrowings consisted of the following:

	December 31
	2011		Rate	2010		Rate
	(dollars are in millions)
Federal funds purchased (day to day)	$90			$78
Securities sold under repurchase agreements(1)(2)	7,417		.22%	7,317		.20%
Average during year		$11,579	.28		$7,865	.68
Maximum month-end balance		15,088			11,862
Commercial paper	4,836		.06	6,049		.23
Average during year		3,931	.19		6,284	.25
Maximum month-end balance		6,134			6,849
Precious metals	1,639			1,438
Other	2,027			305

Total short-term borrowings	$16,009			$15,187

(1)	Exceeded 30 percent of shareholders’ equity at December 31, 2011 and 2010.

(2)	The following table presents the quarter end and average quarterly balances of securities sold under repurchase agreements:

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Quarter end balance	$7,417	$12,913	$8,463	$8,807	$7,317	$10,330	$4,688	$1,103
Average quarterly balance	11,560	10,913	9,927	13,949	9,842	8,900	6,820	5,838

At December 31, 2011, we had a committed unused line of credit from HSBC France of $2.5 billion. This line of credit does not require compensating balance arrangements and commitment fees are not significant. At December 31, 2010, we had a committed unused line of credit with HSBC Bank plc for $2.5 billion, which matured during 2011. At December 31, 2011 and 2010, we also had an unused line of credit from our immediate parent, HSBC North America Inc. (“HNAI”), of $150 million.

As a member of the New York FHLB, we have a secured borrowing facility that is collateralized by real estate loans and investment securities. At December 31, 2011 and 2010, the facility included $1.0 billion of borrowings included in long-term debt. The facility also allows access to further short-term borrowings based upon the amount of residential mortgage loans and securities pledged as collateral with the FHLB, which were undrawn as of December 31, 2011 and 2010. See Note 16, “Long-Term Debt,” for further information regarding these borrowings.

HSBC USA Inc.

16.    Long-Term Debt

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates in effect at December 31, 2011 are shown in parentheses.

At December 31,	2011	2010
	(in millions)
Issued by HSBC USA:
Non-subordinated debt:
Medium-Term Floating Rate Notes due 2011-2023 (.05% – 2.63%)	$2,975	$2,998
$4 billion Floating Rate Notes due 2013-2016 (1.16% – 1.91%)	4,000	1,000
$2,325 million 3.125% Guaranteed Notes due 2011	-	2,301
$350 million 3-Year Floating Rate Guaranteed Notes due 2011	-	346
$250 million 2-Year Floating Rate Notes due 2011	-	250

	6,975	6,895
Subordinated debt:
Fixed Rate Subordinated Notes due 2011-2097 (5.00% – 9.50%)	1,320	1,418
Perpetual Floating Rate Capital Notes (.60%)	129	128
Junior Subordinated Debentures due 2026-2032 (7.75% – 8.38%)	868	868

	2,317	2,414

Total issued by HSBC USA	9,292	9,309

Issued or acquired by HSBC Bank USA and its subsidiaries:
Non-subordinated debt:
Global Bank Note Program:
Medium-Term Notes due 2011-2040 (.05% – 1.53%)	657	804
4.95% Fixed Rate Senior Notes due 2012	25	25

	682	829
Federal Home Loan Bank of New York advances:
Fixed Rate FHLB advances due 2011-2037 (3.68% – 7.24%)	7	7
Floating Rate FHLB advance due 2036 (.47%)	1,000	1,000

	1,007	1,007
Precious metal leases due 2011-2014 (1.50%)	50	46
Secured financings with Structured Note Vehicles(1)	189	320
Other	18	49

Total non-subordinated debt	1,946	2,251

Subordinated debt:
4.625% Global Subordinated Notes due 2014	998	997
Other	55	55
Global Bank Note Program:
Fixed Rate Global Bank Notes due 2017-2039 (4.875% – 7.00%)	4,152	4,176

Total subordinated debt	5,205	5,228

Total issued or acquired by HSBC Bank USA and its subsidiaries	7,151	7,479

Obligations under capital leases	266	292

Total long-term debt	$16,709	$17,080

(1)	See Note 27, “Variable Interest Entities,” for additional information.

HSBC USA Inc.

The table excludes $900 million of long-term debt at December 31, 2011 and 2010, due to us from HSBC Bank USA and our subsidiaries. Of this amount, the earliest note is due to mature in 2022 and the latest note is due to mature in 2097.

Foreign currency denominated long-term debt was immaterial at December 31, 2011 and 2010.

At December 31, 2011 and 2010, we have elected fair value option accounting for some of our medium-term floating rate notes and certain subordinated debt. See Note 18, “Fair Value Option,” for further details. At December 31, 2011 and 2010, medium term notes totaling $3.4 billion and $3.7 billion, respectively, were carried at fair value. Subordinated debt of $1.7 billion was carried at fair value at December 31, 2011 and 2010.

In addition, in April 2011, we issued senior notes in the amount of $3.0 billion to HNAH. These notes mature in three equal installments of $1.0 billion in April 2013, 2015 and 2016. The notes bear interest at 90 day USD Libor plus a spread, with each maturity at a different spread.

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

During the third quarter of 2011, we notified the holders of our outstanding Putable Capital Notes with an aggregate principal amount of $129 million (the “Notes”) that, pursuant to the terms of the Notes, we had elected to revoke the obligation to exchange capital securities for the Notes and would redeem the Notes in full. The Notes were redeemed in January 2012.

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

Maturities of long-term debt at December 31, 2011, including secured financings and conduit facility renewals, were as follows:

(in millions)
2012	$2,393
2013	1,640
2014	2,464
2015	1,225
2016	1,236
Thereafter	7,751

Total	$16,709

17.    Derivative Financial Instruments

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

HSBC USA Inc.

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

For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net losses of $74 million during 2011 compared to net gains of $33 million during 2010 which are reported in other income (loss) in the consolidated statement of income (loss) which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which increased the carrying amount of our debt by $17 million and $32 million during 2011 and 2010, respectively. We amortized $11 million and $10 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during 2011 and 2010, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $53 million and $73 million as of December 31, 2011 and 2010, respectively. Basis adjustments for active fair value hedges of available-for-sale securities increased the carrying amount of the securities by $1.0 billion during 2011 compared to an increase in the carrying amount of the securities by $123 million during 2010. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying amount of $1.1 billion and $71 million as of December 31, 2011 and 2010, respectively.

HSBC USA Inc.

The following table presents the fair value of derivative instruments designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of December 31,		Balance Sheet	Fair Value as of December 31,
	Location	2011	2010	Location	2011	2010
				(in millions)
Interest rate contracts	Other assets	$4	$140	Interest, taxes and other liabilities	$1,134	$164

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
		2011	2010
		(in millions)
Interest rate contracts	Other income (loss)	$(1,773)	$(378)
Interest rate contracts	Interest income	(4)	54

Total		$(1,777)	$(324)

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income (loss).

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items
	Interest Income (Expense)	Other Income (Expense)	Interest Income (Expense)	Other Income (Expense)
	(in millions)
Year Ended December 31, 2011:
Interest rate contracts/AFS Securities	$(31)	$(1,762)	$712	$1,694
Interest rate contracts/commercial loans	(22)	2	-	(5)
Interest rate contracts/subordinated debt	50	(13)	(104)	10

Total	$(3)	$(1,773)	$608	$1,699

Year Ended December 31, 2010:
Interest rate contracts/AFS Securities	$(22)	$(405)	$272	$413
Interest rate contracts/commercial loans	(2)	2	2	(2)
Interest rate contracts/subordinated debt	78	25	(100)	-

Total	$54	$(378)	$174	$411

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

HSBC USA Inc.

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is recognized in earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into earnings. As of December 31, 2011 and 2010, active cash flow hedge relationships extend or mature through July 2036 and December 2012, respectively. During 2011 and 2010, $13 million and $10 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $17 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of December 31,		Balance Sheet	Fair Value as of December 31,
	Location	2011	2010	Location	2011	2010
	(in millions)
Interest rate contracts	Other assets	$29	$-	Interest, taxes and other liabilities	$248	$18

(1)

The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income (loss).

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from	Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)
	2011	2010	Portion)	2011	2010	Effectiveness Testing)	2011	2010
	(in millions)
Interest rate contracts	$(265)	$11	Other income (loss)	$(13)	$(10)	Other income (loss)	$(5)	$(1)

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

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income or

HSBC USA Inc.

residential mortgage banking revenue (loss) while the derivative asset or liability positions are reflected as other assets or other liabilities. As of December 31, 2011, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights.

Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of December 31,		Balance Sheet	Fair Value as of December 31,
	Location	2011	2010	Location	2011	2010
	(in millions)
Interest rate contracts	Trading assets	$60,719	$32,047	Trading liabilities	$61,280	$32,526
Foreign exchange contracts	Trading assets	15,654	16,367	Trading liabilities	15,413	16,742
Equity contracts	Trading assets	1,165	950	Trading liabilities	1,164	986
Precious metals contracts	Trading assets	1,842	1,004	Trading liabilities	1,248	2,073
Credit contracts	Trading assets	14,388	12,766	Trading liabilities	14,285	12,506
Other	Trading assets	-	4	Trading liabilities	-	23

Total		$93,768	$63,138		$93,390	$64,856

(1)

The derivative asset and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents the fair value of derivative instruments held for other purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet	Fair Value as of December 31,		Balance Sheet	Fair Value as of December 31,
	Location	2011	2010	Location	2011	2010
	(in millions)
Interest rate contracts	Other assets	$957	$420	Interest, taxes and other liabilities	$106	$82
Foreign exchange contracts	Other assets	11	96	Interest, taxes and other liabilities	13	4
Equity contracts	Other assets	51	221	Interest, taxes and other liabilities	87	10
Credit contracts	Other assets	2	2	Interest, taxes and other liabilities	8	17

Total		$1,021	$739		$214	$113

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

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
	Recognized in Income on Derivatives	2011	2010
	(in millions)
Interest rate contracts	Trading revenue (loss)	$(83)	$102
Interest rate contracts	Residential mortgage banking revenue (loss)	119	66
Foreign exchange contracts	Trading revenue (loss)	263	354
Equity contracts	Trading revenue (loss)	128	21
Precious metals contracts	Trading revenue (loss)	114	109
Credit contracts	Trading revenue (loss)	(174)	(69)
Other	Trading revenue (loss)	1	10

Total		$368	$593

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the consolidated statement of income (loss).

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
	Recognized in Income on Derivatives	2011	2010
	(in millions)
Interest rate contracts	Other income (loss)	$677	$325
Interest rate contracts	Residential mortgage banking revenue (loss)	(11)	4
Foreign exchange contracts	Other income (loss)	38	25
Equity contracts	Other income (loss)	22	451
Credit contracts	Other income (loss)	(2)	(17)
Other	Other income (loss)	-	1

Total		$724	$789

Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2011, is $8.5 billion for which we have posted collateral of $10.3 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2010, is $5.1 billion for which we have posted collateral of $7.3 billion. Substantially all of the collateral posted is in the form of cash which is reflected in either interest bearing deposits with banks or other assets. See Note 28, “Guarantee Arrangements,” and Note 30, “Collateral, Commitments and Contingent Liabilities,” for further details.

HSBC USA Inc.

In the event of a credit downgrade, we do not expect HSBC Bank USA’s long-term ratings to go below A2 and A+ or the short-term ratings to go below P-2 and A-1 by Moody’s and S&P, respectively. The following tables summarize our obligation to post additional collateral (from the current collateral level) in certain hypothetical commercially reasonable downgrade scenarios. It is not appropriate to accumulate or extrapolate information presented in the tables below to determine our total obligation because the information presented to determine the obligation in hypothetical rating scenarios is not mutually exclusive.

Moody’s	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2
	(in millions)
P-1	$-	$263	$356
P-2	50	361	502

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$-	$264	$350
A-1	59	383	529

We would be required to post $64 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts.

At December 31,	2011	2010
	(in billions)
Interest rate:
Futures and forwards	$320.3	$356.9
Swaps	2,325.1	1,773.0
Options written	69.9	62.9
Options purchased	67.3	63.9

	2,782.6	2,256.7

Foreign Exchange:
Swaps, futures and forwards	725.0	603.3
Options written	39.7	22.0
Options purchased	40.4	22.3
Spot	60.1	56.5

	865.2	704.1

Commodities, equities and precious metals:
Swaps, futures and forwards	50.2	36.1
Options written	8.2	9.1
Options purchased	17.1	16.4

	75.5	61.6

Credit derivatives	657.3	701.0

Total	$4,380.6	$3,723.4

18.    Fair Value Option

We report our results to HSBC in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). We have elected to apply fair value option accounting to selected financial instruments in most cases to align the measurement attributes of those instruments under U.S. GAAP and IFRSs and to simplify

HSBC USA Inc.

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

Loans  We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of December 31, 2011, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $377 million carried at fair value had an aggregate unpaid principal balance of $448 million. As of December 31, 2010, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $1.0 billion carried at fair value had an aggregate unpaid principal balance of $1.1 billion.

We have provided loans to a third party for which we simultaneously entered into a series of derivative transactions to hedge certain risks associated with these loans. We elected to apply fair value option to these loans which allows us to account for them in a manner which is consistent with how the instruments are managed. The fair value of these commercial loans was $273 million at December 31, 2010. The unpaid principal balance of these loans was $270 million at December 31, 2010. There were none of these commercial loans outstanding as of December 31, 2011.

These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of December 31, 2011 and 2010, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.

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

Fixed-rate debt accounted for under FVO at December 31, 2011 and 2010 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments  We elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of December 31, 2011, interest bearing deposits in domestic offices included $9.8 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $9.6 billion. As of December 31, 2010, interest bearing deposits in domestic offices included $7.4 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $7.4 billion. Long-term debt at December 31, 2011 included structured notes of $3.4 billion accounted for under FVO which had an unpaid principal balance of $3.5 billion. Long-term debt at December 31, 2010 included structured notes of $3.7 billion accounted for under FVO which had an unpaid principal balance of $3.4 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

Components of Gain on Instruments at Fair Value and Related Derivatives  Gain (loss) on instruments designated at fair value and related derivatives includes the changes in fair value related to both interest and credit risk as well as the mark-to-market adjustment on derivatives related to the financial instrument designated

HSBC USA Inc.

at fair value and net realized gains or losses on these derivatives. The components of gain (loss) on instruments designated at fair value and related derivatives related to the changes in fair value of the financial instrument accounted for under FVO are as follows:

	Year Ended December 31,
	2011				2010
	Loans	Long- Term Debt	Hybrid Instruments	Total	Loans	Long- Term Debt	Hybrid Instruments	Total
	(in millions)
Interest rate component	$(5)	$(345)	$(391)	$(741)	$2	$(99)	$(556)	$(653)
Credit risk component	(14)	376	113	475	42	62	41	145

Total mark-to-market on financial instruments designated at fair value	(19)	31	(278)	(266)	44	(37)	(515)	(508)
Net realized loss on financial instruments	(1)	-	-	(1)	-	-	-	-
Mark-to-market on the related derivatives	-	369	305	674	(3)	199	529	725
Net realized gain on the related long-term debt derivatives	-	64	-	64	-	77	-	77

Gain (loss) on instruments designated at fair value and related derivatives	$(20)	$464	$27	$471	$41	$239	$14	$294

19.    Income Taxes

Total income taxes for continuing operations were as follows.

Year Ended December 31,	2011	2010	2009
	(in millions)
Provision (benefit) for income taxes	$227	$439	$(98)
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on securities available-for-sale, net	552	96	248
Unrealized gains (losses) on derivatives classified as cash flow hedges	(110)	10	101
Employer accounting for post-retirement plans	(3)	(2)	-
Other-than-temporary impairment	1	30	(31)

Total	$667	$573	$220

The components of income tax expense (benefit) follow.

Year Ended December 31,	2011	2010	2009
	(in millions)
Current:
Federal	$316	$85	$300
State and local	143	33	34
Foreign	57	47	29

Total current	516	165	363
Deferred, primarily federal	(289)	274	(461)

Total income tax expense (benefit)	$227	$439	$(98)

HSBC USA Inc.

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

Year Ended December 31,	2011		2010		2009
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$239	35.0%	$506	35.0%	$(93)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	92	13.5	28	1.9	19	7.2
Sale of minority stock interest	-	-	-	-	74	27.9
Adjustment of tax rate used to value deferred taxes	-	-	(84)	(5.8)	(2)	(.8)
Valuation allowance	(217)	(31.8)	(26)	(1.8)	4	1.5
IRS audit settlement	-	-	-	-	(8)	(3.0)
Accrual of tax reserves	161	23.6	75	5.2	2	.8
Impact of foreign operations	63	9.2	56	3.9	29	10.9
Tax exempt interest income	(10)	(1.5)	(12)	(.8)	(14)	(5.3)
Low income housing and other tax credits	(115)	(16.9)	(111)	(7.7)	(114)	(43.0)
Non-taxable income	(4)	(.6)	(5)	(.3)	(6)	(2.3)
Other	18	2.6	12	.8	11	4.5

Total income tax expense (benefit)	$227	33.3%	$439	30.4%	$(98)	(36.6)%

The effective tax rate from continuing operations for 2011 was significantly impacted by expense from foreign operations, the utilization of low income housing tax credits, the impact of state taxes, an adjustment in uncertain tax positions and the release of valuation allowance previously established on foreign tax credits. The effective tax rate from continuing operations for 2010 was significantly impacted by the substantially higher level of pre-tax income, an increased level of low income housing tax credits, an adjustment of uncertain tax positions, the release of valuation allowance reserves on previously unrealizable deferred tax assets related to loss carryforwards and an adjustment of the tax rate used to record deferred taxes. The effective tax rate for 2009 was significantly impacted by the relative level of pre-tax income, the sale of a minority stock interest that was treated as a dividend for tax purposes and the effective settlement of an Internal Revenue Service audit of our 2004 and 2005 federal income tax returns with respect to agreed-upon items.

The components of the net deferred tax position are presented in the following table.

At December 31,	2011	2010
	(in millions)
Deferred tax assets:
Allowance for credit losses	$369	$640
Benefit accruals	145	120
Accrued expenses not currently deductible	281	277
Tax credit carry-forwards	145	167
Interest and discount income	74	61
Fair value adjustments	-	128
Other	788	170

Total deferred tax assets before valuation allowance	1,802	1,563
Valuation allowance	-	(217)

Total deferred tax assets	1,802	1,346

Less deferred tax liabilities:
Fair value adjustments	172	-
Unrealized gains (losses) on available-for-sale securities	606	66
Mortgage servicing rights	85	102

Total deferred tax liabilities	863	168

Net deferred tax asset	$939	$1,178

HSBC USA Inc.

The deferred tax valuation allowance is attributed to the following deferred tax assets, that based on the available evidence, it is more-likely-than-not that the deferred tax asset will not be realized:

At December 31,	2011	2010
	(in millions)
State tax benefit loss limitations	$-	$68
Foreign tax credit carryforward	-	80
State tax deferreds	-	69

Total	$-	$217

A reconciliation of the beginning and ending amount of unrecognized tax benefits (hereinafter referred to as uncertain tax reserves) is as follows.

	2011	2010	2009
	(in millions)
Balance at January 1,	$210	$88	$136
Additions based on tax positions related to the current year	105	62	3
Additions for tax positions of prior years	145	84	1
Reductions for tax positions of prior years	(44)	(24)	(52)

Balance at December 31,	$416	$210	$88

The state tax portion of this amount is reflected gross and not reduced by Federal tax effect. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits at December 31, 2011 that, if recognized, would affect the effective income tax rate is $276 million and $113 million at December 31, 2011 and 2010, respectively.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income and to recognize penalties, if any, related to unrecognized tax positions as a component of other operating expenses in the consolidated statement of income. We had accruals for the payment of interest and penalties associated with uncertain tax positions of $139 million and $40 million at December 31, 2011 and 2010, respectively. We increased our accrual for the payment of interest and penalties associated with uncertain tax positions by $99 million and $16 million during 2011 and 2010, respectively.

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

HSBC USA Inc.

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic environment, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since these market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

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

Notwithstanding the above, the HNAH Group had valuation allowances against certain state deferred tax assets and certain Federal tax loss carryforwards prior to 2011 for which tax planning strategies did not provide appropriate support.

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

HSBC USA Inc. Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, net of both deferred tax liabilities and valuation allowances, totaled $0.9 billion and $1.2 billion as of December 31, 2011 and 2010, respectively. The decrease in net deferred tax assets is primarily due to the reduction in the allowance for credit losses and a decrease in the overall net unrealized losses on available-for-sale securities.

HSBC USA Inc.

During the second quarter of 2011, we reached a pending resolution of an issue with the Internal Revenue Service (“IRS”) Appeals Office covering the tax periods 2004 and 2005. We anticipate finalizing the resolution of this matter within the next twelve months. There is no resulting impact to our uncertain tax reserves.

The IRS began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion in 2012. The IRS began their examination of 2008 and 2009 during the third quarter of 2011, with an anticipated completion in 2013.

We remain subject to state and local income tax examinations for years 2000 and forward. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision. As a result of a recent state court decision related to a state tax uncertainty, we no longer believe that we can uphold the more likely than not conclusion taken on one of these uncertain tax positions. Therefore, tax reserves of approximately $225 million and related accrued interest expense of $116 million were recorded through the fourth quarter of 2011 to recognize the estimated tax exposure on this matter.

At December 31, 2011, we had foreign tax credit carryforwards of $74 million for U.S. federal income tax purposes which expire as follows: $8 million in 2015, $22 million in 2016, $5 million in 2017, $23 million in 2018, $8 million in 2019 and $8 million in 2020.

At December 31, 2011, we had general business credit carryforwards of $52 million for U.S. federal income tax purposes which expire as follows: $16 million in 2028 and $36 million in 2029.

At December 31, 2011 we had net operating losses carryforwards of $1.1 billion for state tax purposes which expire as follows: $33 million in 2012 – 2016, $2 million in 2022 – 2026 and $1.0 billion in 2027 and forward

At December 31, 2011 we had general business tax credits carryforwards of $1 million for state income tax purposes with no expiration period.

As of December 31, 2011, the HNAH Group had not provided for withholding or U.S. Federal income taxes on current or prior year undistributed earnings of certain foreign subsidiaries since such earnings are expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards. As of December 31, 2011 and 2010, we had approximately $175 million of undistributed earnings in our foreign subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings.

20. Preferred Stock

The following table presents information related to the issues of HSBC USA preferred stock outstanding.

	Shares Outstanding	Dividend Rate	Amount
			Outstanding
At December 31,	2011	2011	2011	2010
	(dollars are in millions)
Floating Rate Non-Cumulative Preferred Stock, Series F ($25 stated value)	20,700,000	3.549%	$517	$517
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series G ($1,000 stated value)	373,750	4.056	374	374
14,950,000 Depositary Shares each representing a one-fortieth interest in a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value)	373,750	6.500	374	374
6,000,000 Depositary shares each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 stated value)	1,500,000	4.500	150	150
$2.8575 Cumulative Preferred Stock ($50 stated value)	3,000,000	5.715	150	150

			$1,565	$1,565

HSBC USA Inc.

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

HSBC USA Inc.

21.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

At December 31,	2011	2010	2009
	(in millions)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$97	$(68)	$(512)
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax (provision) of $(605) million, $(123) million and $(284) million in 2011, 2010 and 2009, respectively	862	211	526
Reclassification adjustment for (gains) realized in net income, net of tax benefit of $53 million, $27 million and $36 million in 2011, 2010 and 2009, respectively	(76)	(46)	(82)

Total other comprehensive income for period	786	165	444

Balance at end of period	883	97	(68)

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	(1)	(56)	-
Adjustment to initially apply new other-than-temporarily impaired accounting guidance for debt securities available-for-sale, net of tax benefit of $8 million in 2009	-	-	(15)

Balance at beginning of period, as adjusted	(1)	(56)	(15)
Other comprehensive income for period:
Net unrealized other-than-temporary impairment arising during period, net of tax (provision) benefit of $(21) million and $30 million in 2010 and 2009, respectively	-	38	(54)
Reclassification adjustment for losses realized in net income, net of tax (provision) of $(1) million, $(9) million and $(7) million in 2011, 2010 and 2009, respectively	1	17	13

Total other comprehensive income (loss) for period	1	55	(41)

Balance at end of period	-	(1)	(56)

Unrealized gains (losses) on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	(153)	-	-
Adjustment to initially apply new guidance for consolidation of VIE	-	(246)	-

Balance at beginning of period, as adjusted	(153)	(246)	-
Other comprehensive income for period:
Net unrealized other-than-temporary impairment arising during period	11	93	-
Adjustment to reverse other-than-temporary impairment due to deconsolidation of VIE	142	-	-

Total other comprehensive income for period	153	93	-

Balance at end of period	-	(153)	-

Unrealized (losses) gains on derivatives classified as cash flow hedges:
Balance at beginning of period	(87)	(100)	(271)
Other comprehensive loss for period:
Net gains (losses) arising during period, net of tax benefit (provision) of $110 million, $(10) million and $(101) million in 2011, 2010 and 2009, respectively	(142)	13	171

Total other comprehensive income(loss) for period	(142)	13	171

Balance at end of period	(229)	(87)	(100)

Pension and postretirement benefit liability:
Balance at beginning of period	(9)	(4)	(4)
Other comprehensive income (loss) for period:
Change in unfunded pension postretirement liability, net of tax benefit of $3 million and $2 million in 2011 and 2010, respectively	(3)	(5)	-

Total other comprehensive (loss) for period	(3)	(5)	-

Balance at end of period	(12)	(9)	(4)

Total accumulated other comprehensive income (loss) at end of period	$642	$(153)	$(228)

HSBC USA Inc.

22. Share-Based Plans

Employee Stock Purchase Plans  The HSBC Holdings Savings-Related Share Option Plan (“HSBC Sharesave Plan”) allows eligible employees to enter into savings contracts of one, three or five year lengths, with the ability to decide at the end of the contract term to either use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus interest repaid in cash. Employees can currently save up to $400 per month over all their HSBC Sharesave Plans savings contracts.

The following table presents information for the HSBC Sharesave Plan.

At December 31,	2011	2010	2009
	(dollars are in millions)
Sharesave (5 year vesting period):
Total options granted	59,000	67,000	943,000
Fair value per option granted	$2.22	$2.76	$2.08
Total compensation expense recognized	$1	$1	$1
Significant assumptions used to calculate fair value:
Risk free interest rate	2.17%	2.63%	2.10%
Expected life (years)	5	5	5
Expected volatility	25%	30%	30%
Sharesave (3 year vesting period):
Total options granted	209,000	268,000	1,447,000
Fair value per option granted	$2.08	$2.57	$2.21
Total compensation expense recognized	$1	$1	$1
Significant assumptions used to calculate fair value:
Risk free interest rate	1.19%	1.65%	1.47%
Expected life (years)	3	3	3
Expected volatility	25%	30%	35%
Sharesave (1 year vesting period):
Total options granted	173,000	168,000	334,000
Fair value per option granted	$1.62	$2.00	$2.06
Total compensation expense recognized	$-	$1	$1
Significant assumptions used to calculate fair value:
Risk free interest rate	.25%	.47%	.52%
Expected life (years)	1	1	1
Expected volatility	25%	30%	50%

Restricted Share Plans  Key employees have been provided awards in the form of restricted share rights (“RSRs”), restricted shares (“RSs”) and restricted share units (“RSUs”) under the HSBC Group Share Plan. These shares have been granted subject to either time-based vesting or performance based-vesting, typically over three to five years. Currently, share-based awards granted to U.S. employees are granted in the form of RSUs. Annual awards to employees in 2011 and 2010 are subject to three-year time-based graded vesting. Also during 2011, we made a one-time grant of performance-based awards that are subject to performance-based vesting periods ranging from 12 to 30 months. Annual awards to employees in 2009 vest after three years. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for these restricted share plans totaled $54 million in 2011, $40 million in 2010 and $51 million in 2009.

23.    Pension and Other Postretirement Benefits

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

HSBC USA Inc.

The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss).

Year Ended December 31,	2011	2010	2009
	(in millions)
Service cost – benefits earned during the period	$14	$23	$24
Interest cost on projected benefit obligation	74	72	77
Expected return on assets	(81)	(71)	(54)
Amortization of prior service cost	(6)	(5)	-
Recognized losses	38	46	40
Partial plan termination(1)	-	-	5

Pension expense	$39	$65	$92

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

Pension expense declined during 2011 due to lower service cost and an increase in the expected return of plan assets primarily due to higher asset levels.

In December 2011, an amendment was made to the Plan effective January 1, 2011 to amend the benefit formula, thus increasing the benefits associated with services provided by certain employees in past periods. The financial impact is being amortized to pension expense over the remaining life expectancy of the participants.

During the first quarter of 2010, we announced that the Board of Directors of HSBC North America had approved a plan to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America Pension Plan effective January 1, 2011. Future accruals to legacy participants under the Plan are now provided under the cash balance based formula which has been used to calculate benefits for employees hired after December 31, 1999. These changes to the Plan have been accounted for as a negative plan amendment and, therefore, the reduction in our share of HSBC North America’s projected benefit obligation as a result of this decision is being amortized to net periodic pension cost over the future service periods of the affected employees.

The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2011	2010	2009
Discount rate	5.30%	5.60%	7.15%
Salary increase assumption	2.75	2.90	3.50
Expected long-term rate of return on Plan assets	7.25	7.70	8.00

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

HSBC USA Inc.

Given the Plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data, the long term expected return for plan assets is reasonable.

Investment strategy for Plan Assets  The primary objective of the HSBC North America U.S. Pension Plan is to provide eligible employees with regular pension benefits. Since the Plan is governed by the Employee Retirement Security Act of 1974 (“ERISA”), ERISA regulations serve as guidance for the management of plan assets. In this regard, an Investment Committee (the “Committee”) for the Plan has been established and its members have been appointed by the Chief Executive Officer as authorized by the Board of Directors of HSBC North America. The Committee is responsible for establishing the funding policy and investment objectives supporting the Plan including allocating the assets of the Plan, monitoring the diversification of the Plan’s investments and investment performance, assuring the Plan does not violate any provisions of ERISA and the appointment, removal and monitoring of investment advisers and the trustee. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal of the Plan is to earn the highest possible total rate of return consistent with the Plan’s tolerance for risk as periodically determined by the Committee. A key factor shaping the Committee’s attitude towards risk is the generally long term nature of the underlying benefit obligations. The asset allocation decision reflects this long term horizon as well as the ability and willingness to accept some short-term variability in the performance of the portfolio in exchange for the expectation of competitive long-term investment results for its participants.

The Plan’s investment committee utilizes a proactive approach to managing the Plan’s overall investment strategy. During the past year, this resulted in the Committee conducting four quarterly meetings including two strategic reviews and two in-depth manager performance reviews. These quarterly meetings are supplemented by the pension investment staff tracking actual investment manager performance versus the relevant benchmark and absolute return expectations on a monthly basis. The pension investment staff also monitors adherence to individual investment manager guidelines via a quarterly compliance certification process. A sub-committee consisting of the pension investment staff and three members of the investment committee are delegated responsibility for conducting in-depth reviews of managers performing below expectation. This sub-committee also provides replacement recommendations to the Committee when manager performance fails to meet expectations for an extended period. During the two strategic reviews in 2011, the Committee re-examined the Plan’s asset allocation levels, interest rate hedging strategy and investment menu options. In 2010, the Committee unanimously agreed to transition the Plan’s target asset allocation mix to 40 percent equity securities, 59 percent fixed income securities and 1 percent cash over a 24-month period. In 2011, the Committee unanimously agreed to accelerate the shift to 40 percent equities, 59 percent fixed income securities and 1 percent cash by year end. Should interest rates rise faster than currently projected by the Committee, a further shift to a higher percentage of fixed income securities may be made.

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

HSBC USA Inc.

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

The Committee expects total investment performance to exceed the following long-term performance objectives:

•	A long-term return of 7.00 percent;

•

A passive, blended index comprised of 11.5 percent S&P 500, 5.6 percent Russell 2000, 9.9 percent EAFE, 2.0 percent S&P/Citigroup Extended Market World Ex-US, 5.5 percent MSCI AC World Free Index, 5.5 percent MSCI Emerging Markets, 50.0 percent Barclays Long Gov/Credit, 9.0 percent Barclays Treasury Inflation Protected Securities and 1 percent 90-day T-Bills; and

•	Above median performance of peer corporate pension plans.

HSBC North America’s overall investment strategy for Plan assets is to achieve a mix of at least 95 percent of investments for long-term growth and up to 5 percent for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target sector allocations of Plan assets at December 31, 2011 are as follows:

Percentage of Plan Assets at December 31, 2011
Domestic Large/Mid-Cap Equity	11.5%
Domestic Small Cap Equity	5.6
International Equity	11.9
Global Equity	5.5
Emerging Market Equity	5.5
Fixed Income Securities	59.0
Cash or Cash Equivalents	1.0

Total	100.0%

Plan Assets  A reconciliation of beginning and ending balances of the fair value of net assets associated with the HSBC North America Pension Plan is shown below.

Year Ended December 31,	2011	2010
	(in millions)
Fair value of net Plan assets at beginning of year	$2,564	$2,141
Cash contributions by HSBC North America	357	187
Actual return on Plan assets	393	397
Benefits paid	(184)	(161)

Fair value of net Plan assets at end of year	$3,130	$2,564

As a result of the capital markets improving since December 2010, as well as the $357 million contribution to the Plan during 2011, the fair value of Plan assets at December 31, 2011 increased approximately 22 percent compared to 2010.

HSBC USA Inc.

The Pension Protection Act of 2006 requires companies to meet certain pension funding requirements by January 1, 2015. As a result, during the third quarter of 2009, the Committee revised the Pension Funding Policy to better reflect current marketplace conditions and ensure the Plan’s ability to continue to make lump sum payments to retiring participants. In 2011, we revised the Pension Funding Policy to lower the fourth criteria as listed below to $50 million (from $100 million) to reflect lower expected service costs. Until the Plan is fully funded, the revised Pension Funding Policy requires HSBC North America to annually contribute the greater of:

•	The minimum contribution required under ERISA guidelines;

•	An amount necessary to ensure the adjusted funding target attainment percentage for the Plan Year is equal to or greater than 90 percent;

•	Pension expense for the year as determined under current accounting guidance; or

•	$50 million which approximates the actuarial present value of benefits earned by Plan participants on an annual basis.

As a result, during 2011 HSBC North America made a contribution to the Plan of $357 million. Additional contributions during 2012 are anticipated.

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

HSBC USA Inc.

The following table presents the fair values associated with the major categories of Plan assets and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of December 31, 2011 and 2010.

	Fair Value Measurement at December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Investments at Fair Value:
Cash and short term investments	$97	$97	$-	$-
Equity Securities
U.S. Large-cap Growth(1)	347	342	5	-
U.S. Small-cap Growth(2)	159	158	1	-
International Equity(3)	282	117	165	-
Global Equity	174	86	88	-
Emerging Market Equity	175	-	175	-
U.S. Treasury	861	861	-	-
U.S. Government agency issued or guaranteed	70	7	63	-
Obligations of U.S. states and political subdivisions	50	-	42	8
Asset-backed securities	37	-	1	36
U.S. corporate debt securities(4)	598	-	598	-
Corporate stocks – preferred	4	3	1	-
Foreign debt securities	169	2	159	8
Other investments	61	-	61	-
Accrued interest	20	7	13	-

Total investments	3,104	1,680	1,372	52

Receivables:
Receivables from sale of investments in process of settlement	28	28	-	-
Derivative financial assets	26	-	26	-

Total receivables	54	28	26	-

Total Assets	3,158	1,708	1,398	52
Liabilities	(28)	(28)	-	-

Total Net Assets	$3,130	$1,680	$1,398	$52

HSBC USA Inc.

	Fair Value Measurement at December 31, 2010
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Investments at Fair Value:
Cash and short term investments	$128	$128	$-	$-
Equity Securities
U.S. Large-cap Growth(1)	485	478	7	-
U.S. Small-cap Growth(2)	295	215	80	-
International Equity(3)	280	119	161	-
Global Equity	203	84	119	-
Emerging Market Equity	203	-	203	-
U.S. Treasury	519	519	-	-
U.S. Government agency issued or guaranteed	35	4	31	-
Obligations of U.S. states and political subdivisions	30	-	30	-
Asset-backed securities	34	-	6	28
U.S. corporate debt securities(4)	287	-	287	-
Corporate stocks – preferred	6	5	1	-
Foreign debt securities	116	-	99	17
Other investments	59	-	59	-
Accrued interest	13	5	8	-

Total investments	2,693	1,557	1,091	45

Receivables:
Receivables from sale of investments in process of settlement	36	36	-	-
Derivative financial assets	17	-	17	-

Total receivables	53	36	17	-

Total Assets	2,746	1,593	1,108	45
Liabilities	(182)	(80)	(102)	-

Total Net Assets	$2,564	$1,513	$1,006	$45

(1)	This category comprises actively managed enhanced index investments that track the S&P 500 and actively managed U.S. investments that track the Russell 1000.

(2)	This category comprises actively managed U.S. investments that track the Russell 2000.

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

(4)	This category represents predominantly investment grade bonds of U.S. issuers from diverse industries.

(5)	This category is comprised completely of interest rate swaps.

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at December 31, 2011:

	Level 2	Level 3	Total
	(in millions)
AAA to AA(1)	$60	$-	$60
A+ to A-(1)	212	-	212
BBB+ to Unrated(1)	326	-	326

Total	$598	$-	$598

(1)

We obtain ratings on our U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings we obtain from these agencies differ, we utilize the lower of the two ratings.

HSBC USA Inc.

Significant Transfers Into/Out of Levels 1 and 2 for Plan Assets  There were no significant transfers between Levels 1 and 2 during 2011.

Information on Level 3 Assets and Liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets during 2011 and 2010.

		Total Gains and (Losses) Included in							Current Period Unrealized Gains (Losses)
	Jan 1, 2011	Income	Other Comp. Income	Purchases	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2011
	(in millions)
Obligations of U.S. states and political subdivisions	$-	$-	$-	$2	$-	$6	$-	$8	$1
Asset-backed securities	28	-	-	11	(4)	1	-	36	-
Foreign debt securities	17	-	(2)	-	(7)	-	-	8	-

Total assets	$45	$-	$(2)	$13	$(11)	$7	$-	$52	$1

		Total Gains and (Losses) Included in							Current Period Unrealized Gains (Losses)
	Jan 1, 2010	Income	Other Comp. Income	Purchases	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2010
	(in millions)
Obligations of U.S. states and political subdivisions	$2	$-	$-	$-	$-	$-	$(2)	$-	$-
Asset-backed securities	18	-	2	-	(1)	9	-	28	6
Foreign debt securities	1	-	-	16	-	-	-	17	1

Total assets	$21	$-	$2	$16	$(1)	$9	$(2)	$45	$7

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

HSBC USA Inc.

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

	2011	2010
	(in millions)
Projected benefit obligation at beginning of year	$3,384	$3,113
Service cost	45	76
Interest cost	178	174
Actuarial losses	466	326
Plan amendments(1)	34	(144)
Benefits paid	(184)	(161)

Projected benefit obligation at end of year	$3,923	$3,384

(1)

The Plan Amendments relate to the approval in December 2010 effective January 1, 2011 to amend the benefit formula, thus increasing the benefits associated with services provided by certain employees in past periods and to the approval in the first quarter of 2010 to cease all future benefit accruals for legacy participants under the final average pay formula effective January 1, 2011.

HSBC USA Inc.

The accumulated benefit obligation for the HSBC North America Pension Plan was $3.9 billion and $3.4 billion at December 31, 2011 and 2010, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit should be considered our responsibility.

The assumptions used in determining the projected benefit obligation of the HSBC North America Pension Plan at December 31 are as follows:

	2011	2010	2009
Discount rate	4.60%	5.45%	5.95%
Salary increase assumption	2.75	2.75	3.50

Estimated future benefit payments for the HSBC North America Pension Plan are as follows:

HSBC North America
(in millions)
2012	$180
2013	187
2014	194
2015	200
2016	206
2017-2021	1,094

Defined Contribution Plans  We maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $32 million, $30 million and $31 million in 2011, 2010 and 2009, respectively.

Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Total expense recognized for these plans was less than $1 million in 2011, 2010 and 2009.

Postretirement Plans Other Than Pensions  Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on payments under the plans to control the cost of future medical benefits.

The net postretirement benefit cost included the following components.

Year Ended December 31,	2011	2010	2009
	(in millions)
Service cost – benefits earned during the period	$1	$1	$1
Interest cost	4	4	5
Amortization of transition obligation	2	2	2
Amortization of recognized actuarial gain	-	-	(1)
Curtailment gain	-	-	(1)

Net periodic postretirement benefit cost	$7	$7	$6

The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2011	2010	2009
Discount rate	4.95%	5.20%	7.15%
Salary increase assumption	2.75	2.90	3.50

HSBC USA Inc.

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	2011	2010
	(in millions)
Accumulated benefit obligation at beginning of year	$79	$72
Service cost	1	1
Interest cost	4	4
Actuarial losses	6	10
Transfers	-	(2)
Benefits paid	(5)	(6)

Accumulated benefit obligation at end of year	$85	$79

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $7 million relating to our postretirement benefit plans in 2012. The funded status of our postretirement benefit plans was a liability of $85 million at December 31, 2011.

Estimated future benefit payments for our postretirement benefit plans are summarized in the following table.

(in millions)
2012	$7
2013	7
2014	6
2015	6
2016	6
2017-2021	27

The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2011	2010
Discount rate	4.25%	4.95%
Salary increase assumption	2.75	2.75

For measurement purposes, 7.5 percent (pre-65) and 7.1 percent (post-65) annual rates of increase in the per capita costs of covered health care benefits were assumed for 2011. These rates are assumed to decrease gradually reaching the ultimate rate of 4.5 percent in 2027, and remain at that level thereafter.

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent Increase	One Percent Decrease
	(in millions)
Effect on total of service and interest cost components	$-	$-
Effect on accumulated postretirement benefit obligation	2	(2)

HSBC USA Inc.

24. Related Party Transactions

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

At December 31,	2011	2010	2009
	(in millions)
Assets:
Cash and due from banks	$263	$137	$359
Interest bearing deposits with banks	1,416	1,287	198
Federal funds sold and securities purchased under agreements to resell	228	534	294
Trading assets(1)	22,367	16,575	12,811
Loans	858	664	1,165
Other	248	537	715

Total assets	$25,380	$19,734	$15,542

Liabilities:
Deposits	$18,153	$10,337	$9,437
Trading liabilities(1)	25,298	19,211	16,848
Short-term borrowings	2,916	3,326	445
Long-term debt	3,988	984	989
Other	451	569	771

Total liabilities	$50,806	$34,427	$28,490

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Income/(Expense):
Interest income	$62	$91	$178
Interest expense	(82)	(44)	(26)

Net interest income (loss)	$(20)	$47	$152

HSBC affiliate income:
HSBC Finance	$71	$45	$12
HSBC Markets (USA) Inc. (“HMUS”)	23	13	23
Other HSBC affiliates	76	72	83
Fees on transfers of refund anticipation loans to HSBC Finance	-	4	11
Other HSBC affiliates income	34	22	11

Total affiliate income	$204	$156	$140

Support services from HSBC affiliates:
HSBC Finance	$(36)	$(101)	$(100)
HMUS	(257)	(288)	(247)
HSBC Technology & Services (USA) (“HTSU”)	(967)	(780)	(471)
Other HSBC affiliates	(195)	(117)	(144)

Total support services from HSBC affiliates	$(1,455)	$(1,286)	$(962)

Stock based compensation expense with HSBC	$(56)	$(42)	$(54)

HSBC USA Inc.

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

•

In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchase new originations on these credit card receivables. HSBC Finance continues to service these loans for us for a fee. We purchased $2.3 billion of credit card receivables from HSBC Finance during 2011 compared to $2.4 billion and $2.6 billion during 2010 and 2009, respectively. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. At December 31, 2011 and 2010, HSBC Finance was servicing $1.2 billion of credit card receivables. We paid HSBC finance fees for servicing these loans of $15 million during 2011 and 2010.

•

In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. At December 31, 2011 and 2010, HSBC Finance was servicing $1.3 billion and $1.5 billion of residential mortgage loans for us. We paid HSBC Finance fees for servicing these loans of $4 million during 2011 compared to $5 million during 2010.

•

In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011 and 2010, we paid $7 million and $7 million, respectively, for services we received from HSBC Finance and received $10 million and $8 million, respectively, for services we provided to HSBC Finance.

•

In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of a subsidiary of HSBC Bank USA and subsequently to HSBC Bank USA. These employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing these services. During 2011 and 2010, we received servicing revenue from HSBC Finance of $62 million and $34 million, respectively.

•

Prior to 2011, our wholly-owned subsidiaries, HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”), historically have been the originating lenders on behalf of HSBC Finance for a federal income tax refund anticipation loan program for clients of a single third party tax preparer which is managed by HSBC Finance. By agreement, HSBC Bank USA and HTCD historically processed applications, funded and subsequently transferred a portion of these loans to HSBC Finance. Prior to 2010, all loans were transferred to HSBC Finance. Beginning in 2010, we began keeping a portion of these loans on our balance sheet and earn a fee. The loans kept were transferred to HSBC Finance at par only upon reaching a defined delinquency status. We paid HSBC Finance a fee to service the loans we retain on our balance sheet and to assume the credit risk associated with these receivables. HSBC Bank USA and HTCD originated approximately $9.4 billion of loans during 2010, of which $3.1 billion, were transferred to HSBC Finance. During 2010, we received fees of $4 million for the loans we originated and sold to HSBC Finance. Fees earned on the loans retained on balance sheet and fees paid to HSBC Finance for servicing and assuming the credit risk for these loans totaled $69 million and $58 million, respectively, during 2010.

In December 2010, as a result of recent Internal Revenue Service decisions to stop providing information regarding certain unpaid taxpayer obligations which historically served as a significant part of the underwriting process, it was determined that tax refund anticipation loans could no longer be offered in a safe and sound manner and, therefore, we would no longer offer these loans and other related products going forward. These products have historically had an insignificant impact to our results of operations. See Note 5, “Exit from Taxpayer Financial Services Loan Program,” for further discussion.

HSBC USA Inc.

•	During the 2011, we purchased $5 million of commercial paper from HSBC Finance as part of our North America funding strategy. There was no amount outstanding at December 31, 2011.

•

We extended a secured $1.5 billion uncommitted 364 day credit facility to certain subsidiaries of HSBC Finance in December 2009. This facility was renewed for an additional 364 days in November 2011. There were no balances outstanding at December 31, 2011 and 2010.

•

We serviced a portfolio of residential mortgage loans owned by HSBC Finance with an outstanding principal balance of $1.5 billion at December 31, 2009. During 2010, we transferred servicing of this portfolio back to HSBC Finance and, as a result, no longer service any loans for HSBC Finance. The servicing fee income for servicing this portfolio was $1 million in 2010 and $6 million in 2009 which is included in residential mortgage banking revenue in the consolidated statement of income (loss).

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

	Private Label		Credit Card
	Cards	Commercial and Closed End Loans(1)	General Motors	Union Privilege	Other	Total
	(in billions)
Loans serviced by HSBC Finance:
December 31, 2011	$12.5	$.3	$4.1	$3.5	$.8	$21.2
December 31, 2010	13.3	.4	4.6	4.2	.8	23.3
Total loans purchased on a daily basis from HSBC Finance during:
2011	15.4	-	13.0	3.2	1.8	33.4
2010	14.6	-	13.5	3.2	1.7	33.0
2009	15.7	-	14.5	3.5	1.7	35.4

(1)	Private label commercial loans were previously included in other commercial loans and private label closed end loans were included in other consumer loans in Note 8, “Loans”.

Fees paid for servicing these loan portfolios, which are included as a component of Income from discontinued operations, totaled $578 million, $615 million and $625 million during 2011, 2010 and 2009, respectively.

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

HSBC USA Inc.

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

•

Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at December 31, 2011 and 2010.

•

We extended a $1.0 billion committed unsecured 364 day credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2009. This facility was renewed for an additional 364 days in November 2011. There were no balances outstanding at December 31, 2011 and 2010.

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

•

We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.3 billion at December 31, 2011 and 2010. At December 31, 2011 and 2010, $229 million and $867 million, respectively, was outstanding on these loans and lines. Interest income on these loans and lines totaled $6 million in 2011, $15 million in 2010 and $34 million during 2009.

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

•

HNAH extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 2014. In addition, in April 2011, we issued senior notes in the amount of $3.0 billion to HNAH. These notes mature in three equal installments of $1.0 billion in April 2013, 2015 and 2016. The notes bear interest at 90 day USD Libor plus a spread, with each maturity at a different spread. Interest expense on these notes totaled $46 million in 2011, $17 million in 2010 and $6 million in 2009.

•

In addition to purchases of U.S. Treasury and U.S. Government Agency securities, we have periodically purchased both foreign-denominated and USD denominated marketable securities from certain affiliates including HSI, HSBC Asia-Pacific, HSBC Mexico, HSBC London, HSBC Brazil, HSBC Chile, HSBC Uruguay and HSBC Canada. Marketable securities outstanding from these purchases are reflected in trading assets and totaled $8.5 billion and $6.4 billion at December 31, 2011 and 2010, respectively.

•

We have also entered into credit derivatives transactions, primarily in the form of credit default swaps, with certain affiliates. The notional value so these derivative contracts was $45.1 billion and $49.4 billion at December 31, 2011 and 2010, respectively. The net credit exposure (defined as the recorded fair value of the derivative liability) related to the contracts was $1.0 billion and $106 million at December 31, 2011 and 2010, respectively.

•	In June 2010, we sold certain securities with a book value of $302 million to HSBC Bank plc and recognized a pre-tax loss of $40 million.

•	In 2011, we sold our equity interest in Guernsey Joint Venture to HSBC Private Bank (Suisse) SA, resulting in a gain of $53 million.

HSBC USA Inc.

•	In March 2009, we sold an equity investment in HSBC Private Bank (Suisse) SA to another HSBC affiliate for cash, resulting in a gain of $33 million.

•

We have a committed unused line of credit with HSBC France of $2.5 billion at December 31, 2011. At December 31, 2010, we had a committed unused line of credit with HSBC Bank plc for $2.5 billion, which matured during 2011.

•	We have an uncommitted unused line of credit with HNAI of $150 million at December 31, 2011 and 2010.

•

We have extended loans and lines of credit to various other HSBC affiliates totaling $460 million at December 31, 2011 and 2010. At December 31, 2011 and 2010, there were no amounts outstanding under these loans or lines of credit. Interest income on these lines totaled less than $1 million in 2011, $5 million in 2010 and $13 million in 2009.

•

Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. At December 31, 2011, no ABCP issued by such conduits was held. At December 31, 2010, we held $75 million of commercial paper issued by an HSBC affiliate sponsored ABCP conduit.

•

We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $887.1 billion and $774.1 billion at December 31, 2011 and 2010, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $22.4 billion and $16.6 billion at December 31, 2011 and 2010, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

•

In December 2008, HSBC Bank USA entered into derivative transactions with another HSBC affiliate to offset the risk associated with the contingent “loss trigger” options embedded in certain leveraged super senior (“LSS”) tranched credit default swaps. These transactions reduced income volatility for HSBC Bank USA by transferring the volatility to the affiliate. The last of these transactions matured during the third quarter of 2011. The recorded fair value of derivative assets related to these derivative transactions was approximately $25 million at December 31, 2010.

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

•

Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 23, “Pension and Other Post-retirement Benefits.”

•

Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $56 million in 2011, $42 million in 2010 and $54 million in 2009. As of December 31, 2011, our share of compensation cost related to nonvested stock compensation plans was approximately $38 million, which is expected to be recognized over a weighted-average period of less than 1 year. A description of these stock compensation plans can be found in Note 22, “Share-based Plans.”

•

We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $25 million in 2011, $32 million in 2010 and $38 million in 2009, are included as a component of Support services from HSBC affiliates in the table above. Billing for these services was processed by HTSU.

•	We did not pay any dividends to our parent company, HNAI, in 2011, 2010 or 2009.

HSBC USA Inc.

25. Business Segments

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

Loans held for sale – IFRSs requires loans originated with the intent to sell to be classified as trading assets and recorded at their fair value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income related to loans held for sale are reported in net interest income or trading revenue. Under U.S. GAAP, the income related to loans held for sale are reported similarly to loans held for investment.

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

Loan Impairment Charges (Provision for Credit Losses)

IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the carrying amount net of impairment allowances, and therefore reflects the collectibility of the loans.

As discussed above, under U.S. GAAP, the credit risk component of the lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the consolidated statement of income as provision for credit losses. There is no similar requirement under IFRSs.

HSBC USA Inc.

Operating Expenses

Pension costs – Costs under U.S. GAAP are higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”). In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when “demonstrably committed to the transaction” as compared to U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under US GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

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

Litigation accrual – A litigation accrual was recorded at year end related to a potential settlement of a legal matter where the loss criteria have been met and an accrual can be estimated for U.S. GAAP. Under IFRSs, apart from the likelihood of a potential settlement, it was determined that a present obligation does not exist at December 31, 2011 and therefore a liability was not recognized.

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

	IFRS Consolidated Amounts
	RBWM	CMB	Global Banking and Markets	PB	Other	Adjustments/ Reconciling Items	Total	IFRS Adjustments(4)	IFRS Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
December 31, 2011
Net interest income(1)	$1,023	$711	$504	$180	$(83)	$(23)	$2,312	$(41)	$163	$2,434
Other operating income	409	453	969	184	336	23	2,374	7	(114)	2,267

Total operating income	1,432	1,164	1,473	364	253	-	4,686	(34)	49	4,701
Loan impairment charges(3)	247	6	5	(30)	-	-	228	(3)	33	258

	1,185	1,158	1,468	394	253	-	4,458	(31)	16	4,443
Operating expenses(2)	1,653	741	986	261	65	-	3,706	39	16	3,761

Profit before income tax expense	$(468)	$417	$482	$133	$188	$-	$752	$(70)	$-	$682

Balances at end of period:
Total assets	$28,017	$21,669	$213,164	$6,525	$92	$-	$269,467	$(80,526)	$(115)	$188,826
Total loans, net	16,233	16,782	21,390	4,716	-	-	59,121	(4,636)	(3,361)	51,124
Goodwill	581	358	480	325	-	-	1,744	484	-	2,228
Total deposits	36,837	21,799	45,061	13,169	-	-	116,866	(4,788)	27,651	139,729
December 31, 2010
Net interest income(1)	$1,077	$704	$638	$184	$(11)	$(30)	$2,562	$(110)	$161	$2,613
Other operating income	277	455	1,010	132	193	30	2,097	82	1	2,180

Total operating income	1,354	1,159	1,648	316	182	-	4,659	(28)	162	4,793
Loan impairment charges(3)	77	115	(180)	(38)	-	-	(26)	30	30	34

	1,277	1,044	1,828	354	182	-	4,685	(58)	132	4,759
Operating expenses(2)	1,371	681	724	242	70	-	3,088	94	132	3,314

Profit before income tax expense	$(94)	$363	$1,104	$112	$112	$-	$1,597	$(152)	$-	$1,445

Balances at end of period:
Total assets	$22,289	$16,470	$177,150	$5,380	$24	$-	$221,313	$(60,049)	$(90)	$161,174
Total loans, net	17,474	14,530	25,443	4,683	-	-	62,130	(1,695)	(11,478)	48,957
Goodwill	876	368	480	326	-	-	2,050	576	-	2,626
Total deposits	48,385	24,481	33,511	11,337	-	-	117,714	(3,725)	6,629	120,618
December 31, 2009
Net interest income(1)	$1,198	$725	$812	$172	$17	$(22)	$2,902	$(213)	$295	$2,984
Other operating income	254	353	486	106	(515)	22	706	1,018	(354)	1,370

Total operating income	1,452	1,078	1,298	278	(498)	-	3,608	805	(59)	4,354
Loan impairment charges(3)	690	309	591	98	-	-	1,688	(29)	(228)	1,431

	762	769	707	180	(498)	-	1,920	834	169	2,923
Operating expenses(2)	1,301	634	721	232	87	-	2,975	44	169	3,188

Profit before income tax expense	$(539)	$135	$(14)	$(52)	$(585)	$-	$(1,055)	$790	$-	$(265)

HSBC USA Inc.

	IFRS Consolidated Amounts
	RBWM	CMB	Global Banking and Markets	PB	Other	Adjustments/ Reconciling Items	Total	IFRS Adjustments(4)	IFRS Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Balances at end of period:
Total assets	$25,201	$16,600	$156,649	$6,055	$13	$-	$204,518	$(59,721)	$(1,947)	$142,850
Total loans, net	19,448	14,849	17,360	5,355	-	-	57,012	(3,277)	(3,276)	50,459
Goodwill	876	368	480	326	-	-	2,050	576	-	2,626
Total deposits	48,240	24,107	29,897	11,566	-	-	113,810	(2,749)	7,142	118,203

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

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision assigned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	Represents adjustments associated with differences between IFRSs and U.S. GAAP bases of accounting. These adjustments, which are more fully described above, consist of the following:

HSBC USA Inc.

	Net Interest Income	Other Revenues	Provision for Credit Losses	Operating Expenses	(Loss) Income before Income Tax Expense	Total Assets
	(in millions)
December 31, 2011
Unquoted equity securities	$-	$-	$-	$-	$-	$(71)
Reclassification of financial assets	(37)	37	-	-	-	187
Securities	-	(18)	-	(7)	(11)	(9)
Derivatives	(4)	(7)	-	-	(11)	(81,262)
Loan impairment	(8)	-	(4)	-	(4)	(28)
Property	(5)	-	-	(27)	22	164
Pension costs	-	-	-	48	(48)	(134)
Purchased loan portfolios	-	-	-	-	-	3
Servicing assets	-	-	-	-	-	4
Interest recognition	2	-	-	-	2	(3)
Sale of Cards and Retail Services business	-	-	-	-	-	(11)
Other	11	(5)	1	25	(20)	634

Total	$(41)	$7	$(3)	$39	$(70)	$(80,526)

December 31, 2010
Unquoted equity securities	$-	$-	$-	$-	$-	$(73)
Reclassification of financial assets	(148)	320	19	-	153	187
Securities	-	(103)	10	-	(113)	(78)
Derivatives	(5)	(7)	-	2	(14)	(63,005)
Loan impairment	(4)	-	-	(1)	(3)	5
Property	(4)	(56)	-	(17)	(43)	199
Pension costs	-	-	-	120	(120)	(120)
Purchased loan portfolios	46	5	35	(1)	17	18
Servicing assets	-	-	-	1	(1)	8
Return of capital	-	3	-	-	3	-
Interest recognition	(5)	-	-	-	(5)	(6)
Gain on sale of auto finance loans	-	(38)	-	-	(38)	-
Other	10	(42)	(34)	(10)	12	2,816

Total	$(110)	$82	$30	$94	$(152)	$(60,049)

December 31, 2009
Unquoted equity securities	$-	$35	$-	$-	$35	$(82)
Reclassification of financial assets	(384)	859	(143)	-	618	30
Securities	-	58	-	-	58	(56)
Derivatives	(2)	(11)	-	-	(13)	(60,094)
Loan impairment	2	-	6	-	(4)	(9)
Pension costs	-	-	-	43	(43)	(50)
Purchased loan portfolios	124	10	108	-	26	27
Servicing assets	-	(6)	-	-	(6)	(10)
Return of capital	-	55	-	-	55	-
Interest recognition	2	-	-	-	2	(2)
Other	45	18	-	1	62	525

Total	$(213)	$1,018	$(29)	$44	$790	$(59,721)

(5)	Represents differences in financial statement presentation between IFRSs and U.S. GAAP.

HSBC USA Inc.

26. Retained Earnings and Regulatory Capital Requirements

Bank dividends are a major source of funds for payment by us of shareholder dividends, and along with interest earned on investments, cover our operating expenses which consist primarily of interest on outstanding debt. Approval of the Office of the Comptroller of the Currency (the “OCC”) is required if the total of all dividends HSBC Bank USA declares in any year exceeds the cumulative net profits for that year, combined with the profits for the two preceding years reduced by dividends attributable to those years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	December 31, 2011				December 31, 2010
	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:
HSBC USA Inc.	$21,908	10.00%		18.39%	$22,070	10.00%		18.14%
HSBC Bank USA	22,390	10.00		18.86	22,177	10.00		18.41
Tier 1 capital ratio:
HSBC USA Inc.	15,179	6.00		12.74	14,355	6.00		11.80
HSBC Bank USA	15,996	6.00		13.48	14,970	6.00		12.43
Tier 1 common ratio:
HSBC USA Inc.	12,773	4.00		10.72	11,949	4.00		9.82
HSBC Bank USA	15,996	4.00		13.48	14,970	4.00		12.43
Tier 1 leverage ratio:
HSBC USA Inc.	15,179	3.00	(2)	7.43	14,355	3.00	(2)	7.87
HSBC Bank USA	15,996	5.00		7.98	14,970	5.00		8.28
Risk weighted assets:
HSBC USA Inc.	119,099				121,645
HSBC Bank USA	118,688				120,473

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

We did not receive any cash capital contributions from our immediate parent, HNAI during 2011 or 2010. During 2011 and 2010, we contributed $208 million and $60 million, respectively, primarily to our subsidiary, HSBC Bank USA, in part to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. See Note 24, “Related Party Transactions,” for additional information.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are

HSBC USA Inc.

owned by an insured bank. During 2010, HSBC Bank USA sold low-quality auto finance loans with a net book value of approximately $178 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. These loans were subsequently sold to SC USA in August 2010. During 2011, HSBC Bank USA sold low-quality credit card receivables with a net book value of approximately $266 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. Capital ratios and amounts at December 31, 2011 and 2010 in the table above reflect this reporting. At December 31, 2011, the remaining purchased receivables subject to this requirement totaled $1.5 billion of which $2 million are considered to be low-quality assets. These receivables will be sold to Capital One as part of the previously discussed sale which is expected to close in the first half of 2012.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At December 31, 2011 and 2010, deferred tax assets of $363 million and $360 million, respectively, were excluded in the computation of regulatory capital.

27.    Variable Interest Entities

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

HSBC USA Inc.

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

Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of December 31, 2011 and 2010 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation:

	December 31, 2011		December 31, 2010
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Asset-backed commercial paper conduit:
Interest bearing deposits with banks	$-	$-	$676	$-
Held-to-maturity securities	-	-	881	-
Loans, net	-	-	1,220	-
Other assets	-	-	3	-
Short-term borrowings	-	-	-	3,022
Other liabilities	-	-	-	3

Subtotal	-	-	2,780	3,025

Low income housing limited liability partnership:
Interest bearing deposits with banks	108	-	83	-
Other assets	520	-	509	-
Long term debt	-	55	-	55
Other liabilities	-	166	-	109

Subtotal	628	221	592	164

Total	$628	$221	$3,372	$3,189

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

The liquidity facilities provided to Bryant Park in the form of LAPAs can be drawn upon by the conduit in the event it cannot issue commercial paper notes or does not have sufficient funds available to pay maturing commercial paper. Under the LAPAs, the provider is obligated, subject to certain conditions, to purchase the eligible assets previously funded for an amount not to exceed the face value of the commercial paper in order to provide the conduit with funds to repay the maturing notes. As such, exposure to the market risk and the credit risk of the underlying assets held by Bryant Park exists only to the extent the liquidity facility is drawn.

HSBC USA Inc.

Prior to the adoption of the new VIE consolidation guidance in 2010, determination of the primary beneficiary was predominantly based on a quantitative risk and reward analysis and, because our affiliate held the PWE that absorbs (receives) a majority of the expected losses (residual returns), the affiliate was considered to be the primary beneficiary. However, under the new VIE consolidation guidance adopted January 1, 2010, we were considered to be the primary beneficiary because we held the majority of the LAPAs.

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

Low income housing limited liability partnership  In 2009, all low income housing investments held by us were transferred to a Limited Liability Partnership (“LLP”) in exchange for debt and equity while a non-affiliated third party invested cash for an equity interest that is mandatorily redeemable at a future date. The LLP was created in order to ensure the utilization of future tax benefits from these low income housing tax projects. The LLP was deemed to be a VIE as it does not have sufficient equity investment at risk to finance its activities. Upon entering into this transaction, we concluded that we are the primary beneficiary of the LLP due to the nature of our continuing involvement and, as a result, consolidate the LLP and report the equity interest issued to the third party investor as other liabilities and the consolidated assets of the LLP in other assets in our consolidated financial statements. The investments held by the LLP represent equity investments in the underlying low income housing partnerships for which the LLP applies equity-method accounting. The LLP does not consolidate the underlying partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the economic performance of the partnerships.

Unconsolidated VIEs  We also have variable interests with other VIEs that were not consolidated at December 31, 2011 and 2010 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of December 31, 2011 and 2010:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
At December 31, 2011
Asset-backed commercial paper conduits	$-	$-	$14,989	$677
Structured note vehicles	1,392	88	6,605	1,793

Total	$1,392	$88	$21,594	$2,470

At December 31, 2010

Asset-backed commercial paper conduits	$-	$-	$13,516	$1,856
Structured note vehicles	537	87	6,734	900

Total	$537	$87	$20,250	$2,756

HSBC USA Inc.

Information on the types of variable interest entities with which we are involved, the nature of our involvement and the variable interests held in those entities is presented below.

Asset-backed commercial paper conduits  Separately from the Bryant Park facility discussed above, we provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits (“ABCP conduits”) sponsored by HSBC affiliates and by third parties. These conduits support the financing needs of customers by facilitating the customers’ access to commercial paper markets.

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

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We do not provide the majority of the liquidity facilities to any of these ABCP conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $677 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

Structured note vehicles  Our involvement in structured note vehicles includes entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of December 31, 2011, we recorded approximately $73 million of trading assets and $89 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2010, we recorded approximately $126 million of trading assets and $147 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

HSBC USA Inc.

We record all investments in, and derivative contracts with, unconsolidated structured note vehicles at fair value on our consolidated balance sheet. Our maximum exposure to loss is limited to the recorded amounts of these instruments.

Beneficial interests issued by third-party sponsored securitization entities  We hold certain beneficial interests issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm’s-length and decisions to invest are based on credit analysis on underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers that potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 7, “Securities” and Note 29, “Fair Value Measurements” and, therefore, are not disclosed in this note to avoid redundancy.

Consolidated VIEs of Discontinued Credit Card and Private Label Operations  The following summarizes the assets and liabilities of consolidated VIEs which are part of our discontinued credit card operations as of December 31, 2011 and 2010 and are included as a component of Assets of discontinued operations and Liabilities of discontinued operations:

	December 31, 2011		December 31, 2010
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Securitization vehicles:
Loans, net	$-	$-	$12,963	$-
Other assets	-	-	(1,055)	-
Long-term debt	-	-	-	150
Deposits	-	-	-	20
Other liabilities(1)	-	541	-	261

Total	$-	$541	$11,908	$431

(1)	Other liabilities in 2011 represents tax related liabilities of these VIEs.

We have historically utilized entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transferred certain private label and other credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. As our affiliate is the servicer of the assets of these trusts we performed a detailed analysis and determined that we retain the benefits and risks and are the primary beneficiary of the trusts and, as a result, consolidate them. In 2011, in connection with our agreement to sell certain credit card operations to Capital One, all remaining loans in the private label and other credit card receivables VIEs were transferred to a wholly-owned subsidiary of HSBC Bank USA.

Certain assets of the consolidated VIEs historically served as collateral for the obligations of the VIE. These assets include loans of $233 million at December 31, 2010. There were no such assets at December 31, 2011. Debt securities issued by these VIEs are reported as secured financings in long-term debt. The holders of the debt securities issued by these vehicles have no recourse to our general credit. The securitization vehicles also held obligations to repay intercompany loans totaling $8.8 billion at December 31 2010, related to the transfer of receivables to the securitization vehicles which are eliminated in consolidation and therefore are not presented in the table above. There were no such obligations at December 31, 2011.

HSBC USA Inc.

28.    Guarantee Arrangements

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

The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of December 31, 2011 and 2010. Following the table is a description of the various arrangements.

	December 31, 2011		December 31, 2010
	Carrying Value	Notional/Maximum Exposure to Loss	Carrying Value	Notional/Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(7,759)	$330,395	$(831)	$354,780
Financial standby letters of credit, net of participations(2)(3)	-	4,705	-	4,264
Performance (non-financial) guarantees(3)	-	3,088	-	2,895
Liquidity asset purchase agreements(3)	-	677	-	1,856

Total	$(7,759)	$338,865	$(831)	$363,795

(1)	Includes $45.1 billion and $49.4 billion issued for the benefit of HSBC affiliates at December 31, 2011 and 2010, respectively.

(2)	Includes $707 million and $486 million issued for the benefit of HSBC affiliates at December 31, 2011 and 2010, respectively.

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

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance

HSBC USA Inc.

of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(7,759)	$330,395	$(831)	$354,780
Buy-protection credit derivative positions	8,131	326,882	1,631	346,246

Net position(1)	$372	$3,513	$800	$8,534

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of December 31, 2011, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.7 billion and $3.1 billion, respectively. As of December 31, 2010, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.3 billion and $2.9 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $44 million and $47 million at December 31, 2011 and 2010, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $22 million and $26 million at December 31, 2011 and 2010, respectively.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of December 31, 2011 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name CDS	2.9	$142,689	$65,089	$207,778
Structured CDS	2.3	63,085	5,016	68,101
Index credit derivatives	3.3	29,559	10,372	39,931
Total return swaps	7.7	13,074	1,511	14,585

Subtotal		248,407	81,988	330,395
Standby Letters of Credit(2)	1.2	7,016	777	7,793

Total		$255,423	$82,765	$338,188

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

HSBC USA Inc.

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

To date, a majority of the repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $19.3 billion and $23.0 billion at December 31, 2011 and 2010, respectively, including $12.1 billion and $14.3 billion, respectively, of loans sourced from our legacy broker channel.

HSBC USA Inc.

The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage at December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
Pre- 2004	$5	$14	$8
2004	13	31	9
2005	24	24	10
2006	56	41	21
2007	146	161	59
2008	98	112	53
Post 2008	68	34	5

Total repurchase demands received(1)	$410	$417	$165

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $300 million, $339 million and $147 million at December 2011, 2010 and 2009, respectively.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
GSEs	$78	$92	$104
Others	35	23	19

Total(1)	$113	$115	$123

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $87 million, $87 million and $110 million at December 2011, 2010 and 2009, respectively.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

•

The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during 2011, 2010 and 2009 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

	2011	2010	2009
	(in millions)
Balance at beginning of period	$262	$66	$13
Increase in liability recorded through earnings	92	341	65
Realized losses	(117)	(145)	(12)

Balance at end of period	$237	$262	$66

Our reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $237 million at December 31, 2011 represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are

HSBC USA Inc.

dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change.

Written Put Options, Non Credit-Risk Related and Indemnity Arrangements:

Liquidity asset purchase agreements  We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of December 31, 2011 and 2010, we have issued $677 million and $1.9 billion, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits. The decline since December 31, 2010 reflects the assignment of a significant majority of these facilities to HSBC Bank plc during the first quarter of 2011. See Note 27, “Variable Interest Entities,” for further information.

Structured products  We structure and sell products that provide for the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount due at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These structured products are accounted for on a fair value basis. The notional amounts of these structured products were not material as of December 31, 2011 and 2010. We have not made any payments under the terms of these structured products for the years ended December 31, 2011 and 2010.

Visa covered litigation  We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is later. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In 2009 and 2010, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited collectively an additional $2.0 billion into the escrow account. As a result, we re-evaluated our contingent liability recorded relating to this litigation and reduced our liability by $24 million during 2009 and 2010. In March 2011 and December 2011, Visa again exercised its rights to sell shares of existing Class B shareholders and funded an additional $400 million and $1.6 billion, respectively, into the escrow account and we reduced our liability by $5 million and $4 million, respectively. At December 31, 2011, there was no net contingent liability recorded. We do not expect these changes to result in a material adverse effect on our results of operations.

Clearinghouses and exchanges  We are a member of various exchanges and clearinghouses that trade and clear securities and/or futures contracts. As a member, we may be required to pay a proportionate share of the financial obligations of another member who defaults on its obligations to the exchange or the clearinghouse. Our

HSBC USA Inc.

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

The following table summarizes the carrying value and estimated fair value of our financial instruments at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial assets:
Short-term financial assets	$27,534	$27,534	$10,665	$10,665
Federal funds sold and securities purchased under resale agreements	3,109	3,104	8,236	8,212
Non-derivative trading assets	30,028	30,028	26,390	26,390
Derivatives	$9,826	$9,826	6,891	6,891
Securities	55,316	55,579	48,713	48,923
Commercial loans, net of allowance for credit losses	33,176	33,504	29,480	29,773
Commercial loans designated under fair value option and held for sale	966	966	1,356	1,356
Consumer loans, net of allowance for credit losses	17,948	14,301	19,477	14,668
Consumer loans held for sale:
Residential mortgages	2,057	2,071	954	957
Credit cards	416	416	-	-
Other consumer	231	231	80	80
Financial liabilities:
Short-term financial liabilities	$18,497	$18,497	$18,031	$18,031
Deposits:
Without fixed maturities	123,720	122,710	95,457	95,457
Fixed maturities	6,210	6,232	17,808	17,845
Deposits designated under fair value option	9,799	9,799	7,386	7,386
Non-derivative trading liabilities	7,342	7,342	5,538	5,538
Derivatives	8,440	8,440	5,285	5,285
Long-term debt	11,666	11,653	11,862	12,026
Long-term debt designated under fair value option	5,043	5,043	5,368	5,368

HSBC USA Inc.

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the prevailing economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December 31, 2011 and 2010 reflect these market conditions.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$259	$38	$-	$297	$-	$297
Collateralized debt obligations	-	52	703	755	-	755
Asset-backed securities:
Residential mortgages	-	274	-	274	-	274
Home equity	-	1	-	1	-	1
Student loans	-	2	-	2	-	2
Corporate and other domestic debt securities	-	226	1,679	1,905	-	1,905
Debt Securities issued by foreign entities:
Corporate	-	1,958	253	2,211	-	2,211
Government	-	7,461	-	7,461	-	7,461
Equity securities	-	27	13	40	-	40
Precious metals trading	-	17,082	-	17,082	-	17,082
Derivatives(2):
Interest rate contracts	135	61,565	9	61,709	-	61,709
Foreign exchange contracts	4	15,440	221	15,665	-	15,665
Equity contracts	-	1,047	169	1,216	-	1,216
Precious metals contracts	171	1,641	30	1,842	-	1,842
Credit contracts	-	12,297	2,093	14,390	-	14,390
Other contracts	-	-	-	-	-	-
Derivatives netting	-	-	-	-	(84,996)	(84,996)

Total derivatives	310	91,990	2,522	94,822	(84,996)	9,826
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,467	22,142	-	44,609	-	44,609
Obligations of U.S. states and political subdivisions	-	600	-	600	-	600
Asset-backed securities:
Residential mortgages	-	5	-	5	-	5
Commercial mortgages	-	451	-	451	-	451
Home equity	-	270	-	270	-	270
Student loans	-	12	-	12	-	12
Other	-	80	-	80	-	80
Corporate and other domestic debt securities	-	544	-	544	-	544
Debt Securities issued by foreign entities:
Corporate	-	1,235	-	1,235	-	1,235
Government-backed	40	5,295	-	5,335	-	5,335
Equity securities	-	140	-	140	-	140
Loans(3)	-	367	11	378	-	378
Intangible(4)	-	-	220	220	-	220

Total assets	$23,076	$150,252	$5,401	$178,729	$(84,996)	$93,733

Liabilities:
Deposits in domestic offices(5)	$-	$6,932	$2,867	$9,799	$-	$9,799
Trading liabilities, excluding derivatives	321	7,021	-	7,342	-	7,342
Derivatives(2):
Interest rate contracts	66	62,702	-	62,768	-	62,768
Foreign exchange contracts	13	15,191	222	15,426	-	15,426
Equity contracts	-	999	252	1,251	-	1,251
Precious metals contracts	32	1,186	30	1,248	-	1,248
Credit contracts	-	13,553	740	14,293	-	14,293
Derivatives netting	-	-	-	-	(86,546)	(86,546)

Total derivatives	111	93,631	1,244	94,986	(86,546)	8,440
Long-term debt(6)	-	4,957	86	5,043	-	5,043

Total liabilities	$432	$112,541	$4,197	$117,170	$(86,546)	$30,624

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
Assets:
Trading Securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,874	$694	$-	$2,568	$-	$2,568
Collateralized debt obligations	-	-	793	793	-	793
Asset-backed securities:
Residential mortgages	-	344	-	344	-	344
Home equity	-	6	-	6	-	6
Student loans	-	5	-	5	-	5
Corporate and other domestic debt securities	-	4,257	833	5,090	-	5,090
Debt Securities issued by foreign entities:
Corporate	-	133	243	376	-	376
Government	-	430	-	430	-	430
Equity securities	-	36	17	53	-	53
Precious metals trading	-	16,725	-	16,725	-	16,725
Derivatives(2):
Interest rate contracts	214	32,393	-	32,607	-	32,607
Foreign exchange contracts	23	16,233	207	16,463	-	16,463
Equity contracts	-	997	174	1,171	-	1,171
Precious metals contracts	-	982	22	1,004	-	1,004
Credit contracts	-	10,682	2,086	12,768	-	12,768
Other	-	-	4	4	-	4
Derivatives netting	-	-	-	-	(57,126)	(57,126)

Total derivatives	237	61,287	2,493	64,017	(57,126)	6,891
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	25,632	14,850	-	40,482	-	40,482
Obligations of U.S. states and political subdivisions	-	579	-	579	-	579
Asset-backed securities:
Residential mortgages	-	11	-	11	-	11
Commercial mortgages	-	552	-	552	-	552
Home equity	-	352	-	352	-	352
Student loans	-	27	-	27	-	27
Other	-	104	-	104	-	104
Corporate and other domestic debt securities	-	683	-	683	-	683
Debt Securities issued by foreign entities:
Government-backed	41	2,564	-	2,605	-	2,605
Equity securities	-	128	-	128	-	128
Loans(3)	-	1,277	11	1,288	-	1,288
Intangible(4)	-	-	394	394	-	394

Total assets	$27,784	$105,044	$4,784	$137,612	$(57,126)	$80,486

Liabilities:
Deposits in domestic offices(5)	$-	$3,774	$3,612	$7,386	$-	$7,386
Trading liabilities, excluding derivatives	173	5,365	-	5,538	-	5,538
Derivatives(2):
Interest rate contracts	90	32,701	-	32,791	-	32,791
Foreign exchange contracts	15	16,520	211	16,746	-	16,746
Equity contracts	-	833	163	996	-	996
Precious metals contracts	101	1,951	21	2,073	-	2,073
Credit contracts	-	11,639	884	12,523	-	12,523
Other	8	10	5	23	-	23
Derivatives netting	-	-	-	-	(59,867)	(59,867)

Total derivatives	214	63,654	1,284	65,152	(59,867)	5,285
Long-term debt(6)	-	5,067	301	5,368	-	5,368

Total liabilities	$387	$77,860	$5,197	$83,444	$(59,867)	$23,577

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

(2)

Includes trading derivative assets of $8.8 billion and $6.0 billion and trading derivative liabilities of $6.8 billion and $5.0 billion as of December 31, 2011 and 2010, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)

Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 10, “Loans Held for Sale,” for further information.

(4)	Represents residential mortgage servicing rights. See Note 12, “Intangible Assets,” for further information on residential mortgage servicing rights.

(5)	Represents structured deposits risk-managed on a fair value basis for which we have elected to apply the fair value option.

(6)	Includes structured notes and own debt issuances which we have elected to measure on a fair value basis.

Transfers between leveling categories are recognized at the end of each reporting period.

Significant transfers between Levels 1 and 2  There were no significant transfers between Levels 1 and 2 during 2011 and 2010.

Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during year ended December 31, 2011 and 2010. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan 1, 2011	Total Gains and (Losses) Included in(1)			Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31 2011	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$793	$(9)	$-	$-	$103	$-	$(184)	$-	$-	$703	$(30)
Corporate and other domestic debt securities	833	(20)	-	-	871	-	(5)	-	-	1,679	(22)
Corporate debt securities issued by foreign entities	243	10	-	-	-	-	-	-	-	253	10
Equity securities	17	(1)	-	-	-	-	(3)	-	-	13	(1)
Derivatives(2):
Interest rate contracts	(1)	-	11	-	-	-	(1)	-	-	9	11
Foreign exchange contracts	(4)	5	-	-	-	-	-	(2)	-	(1)	5
Equity contracts	12	(20)	-	-	-	-	(196)	33	88	(83)	(60)
Credit contracts	1,202	275	-	-	-	-	(186)	-	62	1,353	374
Loans(3)	11	-	-	-	-	-		-	-	11	-
Other assets, excluding derivatives(4)	394	-	(213)	-	-	39	-	-	-	220	(213)

Total assets	$3,500	$240	$(202)	$-	$974	$39	$(575)	$31	$150	$4,157	$74

Liabilities:
Deposits in domestic offices	$(3,612)	$(172)	$-	$-	$-	$(2,124)	$434	$(135)	$2,742	(2,867)	$(18)
Long-term debt	(301)	96	-	-	-	(626)	194	(3)	554	(86)	7

Total liabilities	$(3,913)	$(76)	$-	$-	$-	$(2,750)	$628	$(138)	$3,296	$(2,953)	$(11)

HSBC USA Inc.

	Jan 1, 2010	Total Gains and (Losses) Included in(1)			Purch- ases	Issua- nces	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31 2010	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$832	$(11)	$-	$-	$292	$-	$(320)	$-	$-	$793	$(80)
Asset-backed securities:
Residential mortgages	817	103	-	-	55	-	(671)	21	(325)	-	-
Commercial mortgages	4	(4)	-	-	-	-	-	-	-	-	-
Home equity	24	(65)	-	-	228	-	(199)	20	(8)	-	-
Other	-	-	-	-	-	-	-	13	(13)	-	-
Corporate and other domestic debt securities	1,202	(15)	-	-	443	-	(613)	-	(184)	833	24
Corporate debt securities issued by foreign entities	195	48	-	-	-	-	-	-	-	243	48
Equity securities	21	(2)	-	-	-	-	(2)	-	-	17	(2)
Derivatives(2):
Foreign exchange contracts	(95)	(35)	-	-	-	(3)	130	(1)	-	(4)	(1)
Equity contracts	81	198	-	-	-	-	(192)	(71)	(4)	12	53
Credit contracts	1,311	(338)	-	-	-	-	(39)	157	111	1,202	(365)
Other	(3)	-	2	-	-	-	-	-	-	(1)	(1)
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	3	-	-	1	-	-	-	2	(6)	-	-
Asset-backed securities:
Residential mortgages	515	-	-	17	-	-	(602)	85	(15)	-	-
Commercial mortgages	8	-	-	3	-	-	-	-	(11)	-	-
Home equity	175	-	-	78	-	-	(57)	-	(196)	-	-
Auto	43	-	-	-	-	-	(43)	-	-	-	-
Student loans	-	-	-	1	-	-	(1)	12	(12)	-	-
Other	-	-	-	-	-	-	(1)	87	(86)	-	-
Loans(3)	4	-	-	-	-	-	(1)	11	(3)	11	1
Other assets, excluding derivatives(4)	450	-	(104)	-	-	48	-	-	-	394	(104)

Total assets	$5,587	$(121)	$(102)	$100	$1,018	$45	$(2,611)	$336	$(752)	$3,500	$(427)

Liabilities:
Deposits in domestic offices	$(1,643)	$(194)	$-	$-	$-	$(2,062)	$288	$(212)	$211	(3,612)	$(125)
Long-term debt	(419)	(12)	-	-	-	(333)	144	(47)	366	(301)	(24)

Total liabilities	$(2,062)	$(206)	$-	$-	$-	$(2,395)	$432	$(259)	$577	$(3,913)	$(149)

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $2.5 billion and derivative liabilities of $1.3 billion for both periods ended December 31, 2011 and 2010.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	Represents residential mortgage servicing activities. See Note 12, “Intangible Assets,” for additional information.

HSBC USA Inc.

Material Additions to and Transfers Into (Out of) Level 3 Measurements

During 2011, we transferred $62 million, of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. We transferred $2.7 billion of deposits in domestic offices, which we have elected to carry at fair value, and $554 million of long-term debt, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer in maturity and there is more observability in short term volatility.

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

In addition during 2010, we transferred $666 million of mortgage and other asset-backed securities and $184 million of corporate bonds from Level 3 to Level 2 due to the availability of observable inputs in the market including broker and independent pricing service valuations. We transferred $366 million of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded equity derivative is no longer unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of December 31, 2011 and 2010. The gains (losses) in 2011 and 2010 are also included.

	Non-Recurring Fair Value Measurements as of December 31, 2011				Total Gains (Losses) For Year Ended Dec. 31 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$-	$10	$198	$208	$(18)
Other consumer loans held for sale(1)	-	-	70	70	-
Impaired loans(2)	-	-	402	402	(80)
Real estate owned(3)	-	22	-	22	(4)
Commercial loans held for sale	-	66	-	66	-
Impairment of certain previously capitalized software development costs(4)	-	-	-	-	(110)
Building held for use	-	-	-	-	(5)

Total assets at fair value on a non-recurring basis	$-	$98	$670	$768	$(217)

HSBC USA Inc.

	Non-Recurring Fair Value Measurements as of December 31, 2010				Total Gains (Losses) For Year Ended Dec. 31 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$-	$262	$413	$675	$(54)
Other consumer loans held for sale(1)	-	-	80	80	(1)
Impaired loans(2)	-	-	409	409	157
Real estate owned(3)	-	63	-	63	12
Commercial loans held for sale	-	31	-	31	(2)
Held-to-maturity asset-backed securities held by consolidated VIE(5)	-	179	77	256	(31)
Building held for use	-	-	13	13	(2)

Total assets at fair value on a non-recurring basis	$-	$535	$992	$1,527	$79

(1)

As of December 31, 2011 and 2010, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

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

(4)

Over the past few years, we have been building several new retail banking platforms as part of an initiative to build common platforms across HSBC. During 2011, we decided to cancel certain projects that were developing software for these new platforms and pursue alternative information technology platforms. Also during 2011, HSBC completed a comprehensive strategic review of all platforms under development which resulted in additional projects being cancelled. As a result, we collectively recorded $110 million of impairment charges in 2011 relating to the impairment of certain previously capitalized software development costs which we determined were no longer realizable. The impairment charges were recorded in other expenses in our consolidated statement of income and is included in the results of our segments principally in RBWM and CMB.

(5)	Represent held-to-maturity securities which were held at fair value at December 31, 2010. See Note 27, “Variable Interest Entities,” for additional information.

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

HSBC USA Inc.

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

Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral value and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by collateral value changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform analytical reviews of fair value changes on a quarterly basis and periodically validate our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we may engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs specific to the performance characteristics of the various receivable portfolios.

HSBC USA Inc.

Lending-related commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $44 million and $47 million at December 31, 2011 and 2010, respectively.

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

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:

Trading asset-backed securities and related collateral:

		Prime		Alt-A		Subprime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$3	$-	$76	$-	$189	$-	$268
	Home equity	-	-	1	-	-	-	1
	Student loans	-	-	2	-	-	-	2
	Other	-	-	-	-	-	-	-

	Total AAA -A	3	-	79	-	189	-	271

BBB -B	Residential mortgages	-	-	2	-	-	-	2
	Home equity	-	-	-	-	-	-	-

	Total BBB -B	-	-	2	-	-	-	2

CCC-Unrated	Residential mortgages	-	-	-	-	4	-	4
	Home equity	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-

	Total CCC -Unrated	-	-	-	-	4	-	4

		$3	$-	$81	$-	$193	$-	$277

HSBC USA Inc.

Trading collateralized debt obligations and related collateral:

Rating of Securities:	Collateral Type:	Level 2	Level 3
AAA -A	Commercial mortgages	$-	$-
	Corporate loans	-	-
	Student loans	52	-
	Other	-	-

	Total AAA -A	52	-

BBB -B	Commercial mortgages	-	152
	Corporate loans	-	344
	Other	-	136

	Total BBB -B	-	632

CCC -Unrated	Commercial mortgages	-	71
	Corporate loans	-	-
	Other	-	-

	Total CCC -Unrated	-	71

		$52	$703

Available-for-sale securities backed by collateral:

		Commercial Mortgages		Prime		Alt-A		Subprime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$-	$-	$-	$-	$2	$-	$-	$-	$2
	Commercial mortgages	451	-	-	-	-	-	-	-	451
	Home equity	-	-	-	-	114	-	-	-	114
	Student loans	-	-	-	-	12	-	-	-	12
	Other	-	-	-	-	80	-	-	-	80

	Total AAA -A	451	-	-	-	208	-	-	-	659

BBB -B	Residential mortgages	-	-	-	-	-	-	-	-	-
	Home equity	-	-	-	-	86	-	1	-	87

	Total BBB -B	-	-	-	-	86	-	1	-	87

CCC -Unrated	Residential mortgages	-	-	-	-	3	-	-	-	3
	Home equity	-	-	-	-	69	-	-	-	69

	Total CCC -Unrated	-	-	-	-	72	-	-	-	72

		$451	$-	$-	$-	$366	$-	$1	$-	$818

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

HSBC USA Inc.

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

HSBC USA Inc.

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

HSBC USA Inc.

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

30. Collateral, Commitments and Contingent Liabilities

Pledged Assets  The following table presents pledged assets included in the consolidated balance sheet.

At December 31,	2011	2010
	(in millions)
Interest bearing deposits with banks	$4,426	$1,463
Trading assets(1)	1,640	319
Securities available- for-sale(2)	23,347	19,765
Securities held-to-maturity	476	1,004
Loans(3)	2,113	2,691
Other assets(4)	3,688	5,598

Total	$35,690	$30,840

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

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

Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available-for-sale that can be sold or repledged was $14 billion and $11.4 billion at December 31, 2011 and 2010, respectively.

The fair value of collateral we accepted but not reported on the consolidated balance sheet that can be sold or repledged was $11.2 billion and $14.5 billion at December 31, 2011 and 2010, respectively. This collateral was obtained under security resale agreements. Of this collateral, $6.5 billion and $2.1 billion has been sold or repledged as collateral under repurchase agreements or to cover short sales at December 31, 2011 and 2010, respectively.

Lease Obligations  We are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $148 million in 2011, $144 million in 2010 and $143 million in 2009.

We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

Future net minimum lease commitments under noncancellable operating lease arrangements were as follows:

Year Ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
	(in millions)
2012	$158	$(4)	$154
2013	154	(4)	150
2014	148	(3)	145
2015	131	(3)	128
2016	107	(2)	105
Thereafter	342	(3)	339

Net minimum lease commitments	$1,040	$(19)	$1,021

HSBC USA Inc.

Securitization Activity  In addition to the repurchase risk described in Note 28, “Guarantee Arrangements,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSBC Securities (USA) Inc. (“HSI”). In this regard, we began acquiring residential mortgage loans beginning in 2005 which were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. Based on the specifics of these transactions, the obligation to repurchase loans in the event of a breach of loan level representations and warranties resides predominantly with the organization that originated the loan. While certain of these originators are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations, we do not believe we have significant exposure for repurchases on these loans.

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

Litigation

Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps’ v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Bank USA, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Bank USA and our affiliates, may incur, jointly and/or severally, in the event of an

HSBC USA Inc.

adverse judgment or global settlement of one or all of these actions. The Agreements also cover any other potential or future actions that are transferred for coordinated pre-trial proceedings with MDL 1720. While we continue to believe that we have substantial meritorious defenses to the claims in this action, the parties are engaged in a mediation process at the direction of the District Court. Based on progress to date in mediation, we increased our litigation reserves in the fourth quarter of 2011 to an amount equal to our estimated portion of a potential settlement of this matter.

Account Overdraft Litigation  In February 2011, an action captioned Ofra Levin et al v. HSBC Bank USA, N.A. et al (E.D.N.Y. 11-CV-0701) was filed in the Eastern District of New York against HSBC Bank USA, HSBC USA and HSBC North America on behalf of a putative nationwide class and New York sub-class of customers who allegedly incurred overdraft fees due to the posting of debit card transactions to deposit accounts in high-to-low order. Levin asserts claims for breach of contract and the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and violation of the New York deceptive acts and practices statute. The plaintiffs dismissed the Federal court action after the case was transferred to the multi-district litigation pending in Miami, Florida, and re-filed the case in New York state court on March 1, 2011. The action, captioned Ofra Levin et al v. HSBC Bank USA et al. (N.Y. Sup. Ct. 650562/11), alleges a variety of common law claims and violations on behalf of a New York class, including breach of contract and implied covenant of good faith and fair dealing, conversion, unjust enrichment and a violation of the New York deceptive acts and practices statute. We filed a motion to dismiss the complaint in May 2011, oral argument was held in November 2011, and we are currently awaiting the court’s decision. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action and will defend the claims vigorously.

Madoff Litigation  In December 2008, Bernard L. Madoff (“Madoff”) was arrested for running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC (“Madoff Securities”), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, funds investors and the Madoff Securities trustee, as described below) have commenced Madoff-related proceedings against numerous defendants in a multitude of jurisdictions. Various HSBC companies have been named as defendants in suits in the United States, Ireland, Luxembourg and other jurisdictions. Certain suits (which included four U.S. putative class actions) allege that the HSBC defendants knew or should have known of Madoff’s fraud and breached various duties to the funds and fund investors.

In November 2011, the District Court judge overseeing three related putative class actions in the Southern District of New York, captioned In re Herald, Primeo and Thema Funds Securities Litigation (S.D.N.Y. Nos. 09-CV-0289 (RMB), 09-CV-2558 (RMB)), dismissed all claims against the HSBC defendants on forum non conveniens grounds, but temporarily stayed this ruling as to one of the actions against the HSBC defendants – the claims of investors in Thema International Fund plc - in light of a proposed amended settlement agreement between the lead plaintiff in that action and the relevant HSBC defendants (including, subject to the granting of leave to effect a proposed pleading amendment, HSBC Bank USA). In December 2011, the District Court lifted this temporary stay and dismissed all remaining claims against the HSBC defendants, and declined to consider preliminary approval of the settlement. In light of the District Court’s decision, HSBC has terminated the settlement agreement. The Thema plaintiff contests HSBC’s right to terminate. Plaintiffs in all three actions have filed notices of appeal to the U.S. Circuit Court of Appeals for the Second Circuit.

In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The U.S. action, captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, sought $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other codefendants. It sought damages against the HSBC defendants for allegedly aiding and abetting Madoff’s fraud and breach of fiduciary duty. In July 2011, after withdrawing the case from the Bankruptcy Court in order to decide certain threshold issues, the District Court dismissed the trustee’s various common law claims on the grounds that the trustee lacks standing to assert them. In December 2011, the District Court issued an order that allowed the trustee to immediately appeal that ruling and the trustee has filed a

HSBC USA Inc.

notice of appeal. The District Court returned the remaining claims to the Bankruptcy Court for further proceedings. Those claims seek, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. The HSBC defendants acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients. The trustee’s U.S. bankruptcy law claims also seek recovery of fees earned by the HSBC defendants for providing custodial, administration and similar services to the funds. In September 2011, certain non-HSBC defendants moved again to withdraw the case from the Bankruptcy Court. Those withdrawal motions are currently pending before the District Court. The trustee’s English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff’s fraud. HSBC has not been served.

Between October 2009 and July 2011, Fairfield Sentry Limited and Fairfield Sigma Limited (“Fairfield”), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands and the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC’s private banking business and other clients who invested in the Fairfield funds. The Fairfield actions, including an action captioned Fairfield Sentry Ltd. v. Zurich Capital Markets et al. (Bankr. S.D.N.Y. No. 10-03634), in which HSBC Bank USA is a defendant, seek restitution of amounts paid to the defendants in connection with share redemptions, on the ground that such payments were made by mistake, based on inflated values resulting from Madoff’s fraud. Some of these actions also seek recovery of the share redemptions under British Virgin Islands insolvency law. The actions in the United States are currently stayed in the Bankruptcy Court while plaintiffs pursue an appeal of a decision that reversed the Bankruptcy Court’s denial of defendants’ motions to remand or abstain and pending developments in the related appellate litigation in the British Virgin Islands.

HSBC Bank USA was also a defendant in an action filed in July 2011, captioned Wailea Partners, LP v. HSBC Bank USA, N.A. (N.D. Ca. No. 11-CV-3544), arising from derivatives transactions between Wailea Partners, LP and HSBC Bank USA that were linked to the performance of a fund that placed its assets with Madoff Securities pursuant to a specified investment strategy. The plaintiff alleged, among other things, that HSBC Bank USA knew or should have known that the fund’s assets would not be invested as contemplated. The plaintiff also alleged that HSBC Bank USA marketed, sold and entered into the derivatives transactions on the basis of materially misleading statements and omissions in violation of California law. The plaintiff sought rescission of the transactions and return of amounts paid to HSBC Bank USA in connection with the transactions, together with interest, fees, expenses and disbursements. In December 2011, the District Court granted HSBC’s motion to dismiss the complaint with prejudice, and the plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit.

Greenwich Sentry LP v. HSBC USA Inc. (Del. Ch. No. 6829) was filed in September 2011 in the Delaware Court of Chancery. The complaint seeks the return of specified redemption payments made to HSBC USA as a limited partner in Greenwich Sentry LP, a fund whose assets were invested with Madoff Securities, and asserts claims of unjust enrichment, mistaken payment, and constructive trust. HSBC USA was served with a copy of the complaint in December 2011 and expects to file a response in or about March 2012.

There are many factors that may affect the range of possible outcomes, and the resulting financial impact, of the various Madoff-related proceedings including, but not limited to, the circumstances of the fraud, the multiple jurisdictions in which proceeding have been brought and the number of different plaintiffs and defendants in such proceedings. For these reasons, among others, we are unable to reasonably estimate the aggregate liability or ranges of liability that might arise as a result of these claims but they could be significant. In any event, we consider that we have good defenses to these claims and will continue to defend them vigorously.

Knox Family Trust Litigation.  HSBC Bank USA, N.A. is the defendant in seven separate proceedings collectively described as Matter of Knox (N.Y. Surrogate’s Court, Erie County, File Nos. DO-0659, DO-0663, DO-0664, DO-0665, DO-0666, 1996-2486/B, and 1996-2486/D), concerning seven trusts for which HSBC Bank USA served as trustee that were established by Seymour Knox II and his descendants for various members of the

HSBC USA Inc.

Knox family. In these proceedings, the beneficiaries of the various trusts objected to HSBC Bank USA’s final accountings and claimed that HSBC Bank USA mismanaged certain assets and investments. In November 2010, the court awarded the plaintiffs in the seven proceedings damages totaling approximately $26 million plus interest and attorneys’ fees to be determined. In May 2011, the court entered final judgments totaling approximately $25 million in two of the seven proceedings. HSBC Bank USA appealed the judgments and secured the judgments in order to suspend execution of the judgments while the appeals are ongoing by depositing cash in the amount of the judgments in an interest-bearing escrow account. In May 2011, HSBC Bank USA agreed to settle three of the other proceedings for an immaterial amount. HSBC Bank USA also filed appeals of the two other proceedings. In August 2011, HSBC Bank USA agreed in principle to settle one proceeding on appeal for an immaterial amount. Final judgments were entered on the remaining proceedings and we have filed appeals, which are currently pending.

Governmental and Regulatory Matters

Foreclosure Practices  In April 2011, HSBC Bank USA entered into a consent cease and desist order with the OCC (the “OCC Servicing Consent Order”) and our affiliate, HSBC Finance Corporation, and our common indirect parent, HSBC North America, entered into a similar consent order with the Federal Reserve (together with the OCC Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The OCC Servicing Consent Order requires HSBC Bank USA to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We are committed to full compliance with the terms of the Servicing Consent Orders, as described in our Form 10-Q for the quarter ended March 31, 2011. We continue to work with the OCC and the Federal Reserve to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required.

The Servicing Consent Orders require an independent review of foreclosures pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan has been developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications have been sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, and industry media advertising, which began in January 2012. We expect the costs associated with the Servicing Consent Orders, including the foreclosure review, customer outreach plan and complaint process and any resulting remediation, will result in significant increases in our operating expenses in future periods.

The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice and State Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. The Federal Reserve has indicated in a press release that it believes monetary penalties are appropriate for the enforcement actions and that it plans to announce such penalties. We may also see an increase in private litigation concerning foreclosure and other mortgage servicing practices.

On February 9, 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had preliminary discussions with U.S. bank regulators and other

HSBC USA Inc.

governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. Based on discussions to date, an accrual was determined based on the total projected impact at HSBC North America associated with a proposed settlement of this matter. We have recorded an accrual of $38 million in the fourth quarter of 2011 which reflects the portion of the HSBC North America accrual that we currently believe is allocable to HSBC Bank USA. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, such a settlement would not preclude private litigation concerning these practices.

Anti-Money Laundering, Bank Secrecy Act, Office of Foreign Assets Control and Other Compliance Matters  In October 2010, HSBC Bank USA has also entered into a consent cease and desist order with the OCC and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve (together, the “AML/BSA Consent Orders”). These actions require improvements for an effective compliance risk management program across our U.S. businesses, including BSA and Anti-Money Laundering (“AML”) compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders to ensure compliance, and that effective policies and procedures are maintained.

The AML/BSA Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or HSBC North America by bank regulatory or law enforcement agencies, including the imposition of civil money penalties, criminal fines and other sanctions relating to activities that are the subject of the AML/BSA Consent Orders. We continue to cooperate in ongoing investigations by the U.S. Department of Justice, the Federal Reserve and the OCC in connection with AML/BSA compliance, including cross-border transactions involving our remittance and our former bulk cash businesses.

We continue to cooperate in ongoing investigations by the U.S. Department of Justice, the New York County District Attorney’s Office, the Office of Foreign Assets Control (“OFAC”), the Federal Reserve and the OCC regarding historical transactions involving Iranian parties and other parties subject to OFAC economic sanctions.

In April 2011, HSBC Bank USA received a “John Doe” summons from the Internal Revenue Service (the “IRS”) directing us to produce records with respect to U.S.-based clients of an HSBC Group company in India. While the summons was voluntarily withdrawn in August 2011, we have cooperated fully by providing responsive documents in our possession in the U.S. to the IRS, and engaging in efforts to resolve these matters.

We continue to cooperate in ongoing investigations by the U.S. Department of Justice and the IRS regarding whether certain HSBC Group companies acted appropriately in relation to certain customers who had U.S. tax reporting requirements.

In April 2011, HSBC Bank USA received a subpoena from the SEC directing HSBC Bank USA to produce records in the United States related to, among other things, HSBC Private Bank Suisse SA’s cross-border policies and procedures and adherence to U.S. broker-dealer and investment adviser rules and regulations when dealing with U.S. resident clients. HSBC Bank USA continues to cooperate with the SEC.

We continue to cooperate with an investigation by the U.S. Senate Permanent Subcommittee on Investigations related to AML/BSA compliance, OFAC sanctions and compliance with U.S. tax and securities laws.

In each of these regulatory and law enforcement matters, we have received Grand Jury subpoenas or other requests for information from governmental and other agencies, and are cooperating fully and engaging in efforts to resolve these matters. It is likely that there will be some form of formal enforcement action, which may be criminal or civil in nature, in respect of some or all of the ongoing investigations. Investigations of several other financial institutions in recent years for breaches of BSA, AML and OFAC requirements have resulted in settlements. Some of those settlements involved the filing of criminal charges, in some cases including agreements to defer prosecution of these charges, and the imposition of fines and penalties. Some of those fines

HSBC USA Inc.

and penalties have been significant depending upon the individual circumstances of each action. The investigations are ongoing. Based on the facts currently known, we are unable at this time to determine the terms on which the ongoing investigations will be resolved or the timing of such resolution or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be material to our financial statements.

Mortgage Securitization Activity In addition to the repurchase risk described in Note 28, “Guarantee Arrangements,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSBC Securities (USA) Inc. (“HSI”). In this regard, beginning in 2005 we began acquiring residential mortgage loans, substantially all of which were originated by non-HSBC entities, that were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $8.5 billion and $10.0 billion at December 31, 2011 and December 31, 2010, respectively. Based on the specifics of these transactions, the obligation to repurchase loans in the event of a breach of loan level representations and warranties resides predominantly with the organization that originated the loan. Certain of these originators, however, are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations.

Participants in the U.S. mortgage securitization market that purchased and repackaged whole loans have been the subject of lawsuits and governmental and regulatory investigations and inquiries, which have been directed at groups within the U.S. mortgage market, such as servicers, originators, underwriters, trustees or sponsors of securitizations, and at particular participants within these groups. As the industry’s residential mortgage foreclosure issues continue, HSBC Bank USA has taken title to an increasing number of foreclosed homes as trustee on behalf of various securitization trusts. As nominal record owner of these properties, HSBC Bank USA has been sued by municipalities and tenants alleging various violations of law, including laws regarding property upkeep and tenants’ rights. While we believe and continue to maintain that the obligations at issue and any related liability are properly those of the servicer of each trust, we continue to receive significant and adverse publicity in connection with these and similar matters, including foreclosures that are serviced by others in the name of “HSBC, as trustee.”

HSBC Bank USA and certain of our affiliates have been named as defendants in a number of actions in connection with residential mortgage-backed securities (“RMBS”) offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans. In September 2011, the Federal Housing Finance Agency (the “FHFA”), acting in its capacity as conservator for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), filed an action in the U.S. District Court for the Southern District of New York against HSBC Bank USA, HSBC USA, HSBC North America, HSBC Securities (USA) Inc., HSI Asset Securitization Corporation (“HASCO”) and five former and current officers and directors of HASCO seeking damages or rescission of mortgage-backed securities purchased by Fannie Mae and Freddie Mac that were either underwritten or sponsored by HSBC entities. The aggregate unpaid principal balance of the securities was approximately $1.9 billion at December 31, 2011. This action, captioned Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK), is one of a series of similar actions filed against 17 financial institutions alleging violations of federal securities laws and state statutory and common law in connection with the sale of private-label RMBS purchased by Fannie Mae and Freddie Mac, primarily from 2005 to 2008. This action, along with all of the similar FHFA RMBS actions that were filed in the U.S. District Court for the Southern District of New York, have been transferred to a single judge, who has directed the defendant in the first-filed matter, UBS, to file a motion to dismiss. The District Court’s ruling on that motion will form the basis for rulings on the other matters, including the action filed against HSBC Bank USA and our affiliates. This action is at a very early stage. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action.

HSBC USA Inc.

On January 31, 2012 Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC North America, HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO and HSBC Securities (USA) Inc. The summons alleges that DZ Bank purchased $122.4 million in RMBS from the HSBC defendants and has sustained unspecified damages as a result of material misrepresentations and omissions contained in the offering documents, which DZ Bank did not know of until recently. DZ Bank now has 120 days to serve the HSBC entities with a complaint.

We have received subpoenas from the SEC seeking production of documents and information relating to our involvement, and the involvement of our affiliates, in specified private-label RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee or custodian as well as our involvement as a servicer. We have also had preliminary contacts with other governmental authorities exploring the role of trustees in private-label RMBS transactions. We also received a subpoena from the U.S. Department of Justice (U.S. Attorney’s Office, Southern District of New York) seeking production of documents and information relating to loss mitigation efforts with respect to HUD-insured mortgages on residential properties located in the State of New York. In January 2012, our affiliate, HSBC Securities (USA) Inc., was served with a Civil Investigative Demand by the Massachusetts State Attorney General seeking documents, information and testimony related to the sale of RMBS to public and private customers in the State of Massachusetts from January 2005 to the present.

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

HSBC USA Inc.

31. Financial Statements of HSBC USA Inc. (Parent)

Condensed parent company financial statements follow.

Balance Sheet At December 31,	2011	2010
	(in millions)
Assets:
Cash and due from banks	$-	$-
Interest bearing deposits with banks	900	-
Trading assets	869	794
Securities available-for-sale	273	259
Securities held-to-maturity (fair value $40 million and $51 million)	19	39
Loans	433	43
Receivables from subsidiaries	11,584	9,476
Receivables from other HSBC affiliates	532	1,149
Investment in subsidiaries at amount of their net assets:
Banking	19,591	17,682
Other	67	205
Goodwill	589	589
Other assets	507	404

Total assets	$35,364	$30,640

Liabilities:
Interest, taxes and other liabilities	$318	$255
Payables due to subsidiaries	1,813	1,051
Payables due to other HSBC affiliates	605	265
Short-term borrowings	4,836	3,027
Long-term debt(1)	4,417	7,438
Long-term debt due to subsidiary and other HSBC affiliates(1)	4,873	1,871

Total liabilities	16,862	13,907
Shareholders’ equity	18,502	16,733

Total liabilities and shareholders’ equity	$35,364	$30,640

(1)

Contractual scheduled maturities for the debt over the next five years are as follows: 2012 – $1.8 billion; 2013 – $1.5 million; 2014 – $1.3 million; 2015 – $1.2 billion; 2016 – $1.2 million; and thereafter – $2.2 billion.

HSBC USA Inc.

Statement of Income (Loss) Year Ended December 31,	2011	2010	2009
	(in millions)
Income:
Dividends from banking subsidiaries	$1	$5	$7
Dividends from other subsidiaries	2	2	2
Interest from subsidiaries	67	74	70
Interest from other HSBC affiliates	17	20	46
Other interest income	19	22	27
Securities transactions	-	1	2
Other income from subsidiaries	(131)	(89)	(20)
Other income from other HSBC Affiliates	(18)	217	173
Other income	312	(30)	(189)

Total income	269	222	118

Expenses:
Interest to subsidiaries	70	70	70
Interest to other HSBC Affiliates	48	19	9
Other Interest Expense	224	216	241
Provision for credit losses	(1)	-	-
Other expenses with subsidiaries	-	-	9
Other expenses with Other HSBC Affiliates	12	4	4
Other expenses	2	3	4

Total expenses	355	312	337

Loss before taxes and equity in undistributed income of subsidiaries	(86)	(90)	(219)
Income tax benefit	62	47	96

Loss before equity in undistributed income of subsidiaries	(24)	(43)	(123)
Equity in undistributed income (loss) of subsidiaries	1,042	1,607	(19)

Net income (loss)	$1,018	$1,564	$(142)

HSBC USA Inc.

Statement of Cash Flows Year Ended December 31,	2011	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$1,018	$1,564	$(142)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and deferred taxes	149	141	152
Net change in other accrued accounts	765	708	297
Net change in fair value of non-trading derivatives	(240)	(176)	130
Undistributed loss (gain) of subsidiaries	(1,042)	(1,607)	19
Other, net	(73)	(291)	359

Net cash provided by operating activities	577	339	815

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(900)	64	1
Purchases of securities	-	-	(9,948)
Sales and maturities of securities	21	107	9,912
Net change in loans	(390)	295	(190)
Net change in investments in and advances to subsidiaries	(1,134)	(1,833)	(1,428)
Other, net	-	105	(14)

Net cash used in investing activities	(2,403)	(1,262)	(1,667)

Cash flows from financing activities:
Net change in short-term borrowings	1,809	67	(996)
Issuance of long-term debt, net of issuance costs	5,511	2,357	3,457
Repayment of long-term debt	(5,450)	(1,417)	(3,637)
Dividends paid	(73)	(74)	(73)
Additions (reductions) of capital surplus	29	(10)	(66)
Preferred stock issuance, net of redemptions	-	-	-
Capital contribution from HNAI	-	-	2,167

Net cash provided by financing activities	1,826	923	852

Net change in cash and due from banks	-	-	-
Cash and due from banks at beginning of year	-	-	-

Cash and due from banks at end of year	$-	$-	$-

Cash paid for:
Interest	$338	$295	$352

HSBC Bank USA is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to us. See Note 26, “Retained Earnings and Regulatory Capital Requirements,” for further discussion.

HSBC USA Inc.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents a quarterly summary of selected financial information.

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$640	$621	$543	$630	$646	$643	$660	$664
Provision for credit losses	87	78	95	(2)	41	10	60	(77)

Net interest income after provision for credit losses	553	543	448	632	605	633	600	741
Other revenues	475	667	534	591	359	598	500	723
Operating expenses	1,017	921	892	931	829	823	785	877

Income from continuing operations before income tax expense (benefit)	11	289	90	292	135	408	315	587
Income tax expense (benefit)	(12)	118	134	(13)	(2)	137	86	218

Income (loss) from continuing operations	23	171	(44)	305	137	271	229	369
Income from discontinued operations, net of tax	122	140	127	174	156	146	71	185

Net income	$145	$311	$83	$479	$293	$417	$300	$554

HSBC USA Inc.

PART III

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between HSBC USA and its independent accountants during 2011.

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

Changes in Internal Control over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment performed, management concluded that as of December 31, 2011, HSBC USA’s internal control over financial reporting was effective.

The effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2011 has been audited by HSBC USA’s independent registered public accounting firm, KPMG LLP, as stated in their report appearing on page 140, which expressed an unqualified opinion on the effectiveness of HSBC USA’s internal control over financial reporting as of December 31, 2011.

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

All of our Directors are or have been either chief executive officers or senior executives in specific functional areas at other companies or firms, with significant general and specific corporate experience and knowledge that

HSBC USA Inc.

promotes the successful implementation of the strategic plans of HSBC USA and its parent, HSBC North America, for which each of our Directors also serve as a Director. Our Directors also have high levels of personal and professional integrity and ethical character. Each possesses the ability to be collaborative but also assertive in expressing his or her views and opinions to the Board and management. Based upon his or her management experience each Director has demonstrated sound judgment and the ability to function in an oversight role.

Each director is elected annually. There are no family relationships among the directors.

William R. P. Dalton, age 68, joined the HSBC USA Board in May 2008. He has been a member of the HSBC North America Board since 2008. He was a member of HSBC Finance’s Board from April 2003 to May 2008. Mr. Dalton retired in May 2004 as an Executive Director of HSBC Holdings plc, a position he held from April 1998. He also served HSBC as Global Head of Personal Financial Services from August 2000 to May 2004. From April 1998 to January 2004 he was Chief Executive of HSBC Bank plc. Mr. Dalton held positions with various HSBC entities for 25 years. Mr. Dalton currently serves as a director of TUI Travel plc, Associated Electric and Gas Insurance Services (“AEGIS”), AEGIS Managing Agency for Lloyds of London Syndicate 1225, United States Cold Storage Inc., and Talisman Energy Inc. He is a Governor of the Center for the Study of Financial Innovation, London.

Mr. Dalton is a member of the Audit and Risk Committees.

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

Anthea Disney, age 67, joined the HSBC USA Board in May 2008 and has been a member of the HSBC North America Board since 2005. She was a member of HSBC Finance’s Board from 2001 to 2005. Ms. Disney is a Partner and Co-Founder of Women’s Enterprise Initiative, Northwest Connecticut since January 2010. She was formerly Executive Vice President for Content at News Corporation from 1999 to 2009, and a member of its worldwide Executive Management Committee. She held various positions with The News Corporation Limited from 1989 to 2009. From 2004 to 2008 she was also Executive Chairman Gemstar-TV Guide International. She has also been a director of the Center for Communication from 2001 to 2008 and served as a director of The CIT Group from 1998 to 2001. Currently she serves on the board of Western Connecticut Healthcare and the board of the North Western Connecticut Economic Development Corporation.

Ms. Disney is a member of the Compliance and Risk Committees. She was also a member of the Executive Committee until it was dissolved in December 2011, Chair of an ad hoc Nominating Committee from July 2011 until it was dissolved in January 2012 and a member of the Audit Committee through May 2011.

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

Irene M. Dorner, age 57, joined the HSBC USA, HSBC Bank USA and HSBC North America Boards and was appointed President and Chief Executive Officer of HSBC USA and HSBC Bank USA in January 2010. Ms. Dorner was also appointed Chairman of the Board of HSBC USA and HSBC Bank USA and Chief Executive Officer of HSBC North America in October 2011. She joined HSBC in 1986 and has held numerous positions in the United Kingdom and Asia. She previously held the position of Deputy Chairman and Chief Executive Officer of HSBC Bank Malaysia Berhad, Chairman of HSBC Amanah and Chairman of HSBC

HSBC USA Inc.

Amanah Takaful from 2007 to 2009. From 2006 to 2007, she was General Manager Premier and Wealth, and from 2003 to 2006 she was General Manager, North, Scotland and Northern Ireland, of HSBC Bank plc. Ms. Dorner has been a Group General Manager since 2007. Ms. Dorner also serves on the Board of the British-American Business Council, The Clearing House and the Financial Services Roundtable.

Ms. Dorner is a member of the Compliance Committee. She was also a member of the Executive Committee until it was dissolved in December 2011.

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

Robert K. Herdman, age 63, joined HSBC USA’s Board in May 2010 and is Chair of its Audit and Risk Committees. He has also been a member of HSBC Finance Corporation’s Board since January 2004, and is also Chair of its Audit and Risk Committees. Since March 2005, he has served as a member of the Board of Directors of HSBC North America and as Chair of its Audit Committee, and since July 2011 he has served as Chair of its Risk Committee. HSBC USA, HSBC Finance Corporation and HSBC North America belong to a single controlled group of corporations and their Board of Directors and Audit and Risk Committees conduct their meetings simultaneously. He was also a member of the HSBC North America Compliance Committee from October 2009 to May 2011 and its chair from October 2010 to May 2011. Mr. Herdman has also served on the Board of Directors of Cummins Inc. since February 2008 and is the Chair of its Audit Committee, and on the Board of Directors of WPX Energy, Inc. and is Chair of its Audit Committee since December 2011. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters. Mr. Herdman was the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young’s Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (“AABS”) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms’ relationships with the SEC, Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”). He served on the AICPA’s SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA’s Board of Directors from 2000 to 2001. He also served as a director of Westwood One, Inc. from 2005 to 2006.

Mr. Herdman is Chair of the Audit and Risk Committees. He was also Chair of the Compliance Committee from August 2010 to May 2011.

Mr. Herdman’s membership on the Board is supported by his particular financial expertise, which is particularly valued as Chairman of the Audit Committee. His experience with the SEC and in the public accounting profession provided Mr. Herdman with broad insight into the business operations and financial performance of a significant number of public and private companies.

Louis Hernandez, Jr., age 45, joined the HSBC USA Board in May 2008. He has also been a member of the HSBC North America Board since 2008. He was a member of HSBC Finance’s Board from April 2007 to May 2008. Mr. Hernandez serves as Chief Executive Officer of Open Solutions Inc., a leading provider of software and services to financial institutions, since 1999. He also became Chairman of Open Solutions Inc. in 2000. Open Solutions converted from a publicly traded company to a privately owned entity in 2007. Mr. Hernandez serves on the board of directors of Avid Technology, Inc., a publicly traded company, as well as Unica Corporation, a publicly traded company. He served on the board of Mobius Management Systems, Inc., a publicly traded company, which was sold during 2007. Mr. Hernandez is a member of the board of trustees of the Connecticut

HSBC USA Inc.

Center for Science & Exploration and a member of the board of the Connecticut Children’s Medical Center. Additionally, Mr. Hernandez serves in an Advisory role to the SoccerPlus Education Center, a Connecticut based non-profit utilizing educational opportunities to enrich the development of youth soccer players. Mr. Hernandez began his career as a certified public accountant with Price Waterhouse.

Mr. Hernandez is Co-Chair of the Fiduciary Committee and a member of the Audit and Risk Committees.

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

Richard A. Jalkut, age 67, joined the HSBC USA Board in 2000 and the HSBC Bank USA Board in 1992. He has also been a member of the HSBC North America Board since 2008. Mr. Jalkut is the President and Chief Executive Officer of Telepacific Communications. He was a director of Birch Telecom, Inc. until June 2006. Formerly, he was the President and Chief Executive of Pathnet and, prior to that, President and Group Executive, NYNEX Telecommunications. Mr. Jalkut was also a director of IKON Office Solutions and Covad until 2008 and is currently the Chair of the Board of Hawaii Telecom. Mr. Jalkut is a Trustee of Lesley University in Cambridge, Massachusetts.

Mr. Jalkut is Co-Chair of the Fiduciary Committee, Chair of the Compliance Committee and a member of the Risk Committee. He was also a member of the Executive Committee until it was dissolved in December 2011, and a member of the Audit Committee through May 2011.

Mr. Jalkut has many years of experience in the communications industry as a chief executive officer of Telepacific Communications, Pathnet and NYNEX Telecommunications. As a chief executive officer, Mr. Jalkut brings experience in managing the operations of a large company. In addition, his leadership roles in the communications area bring particular knowledge that supports HSBC’s efforts to enhance its internal and external communications. In addition, Mr. Jalkut has served on the Board of Directors for HSBC USA since 2000 and HSBC Bank USA since 1992, and, accordingly, he is able to provide a historical perspective to the HSBC USA Board.

HSBC USA Inc.

Executive Officers  Information regarding the executive officers of HSBC USA as of February 27, 2012 is presented in the following table.

Name	Age	Year Appointed	Present Position
Irene M. Dorner	57	2010	President and Chief Executive Officer
John T. McGinnis	45	2010	Executive Vice President and Chief Financial Officer
Stuart A. Alderoty	52	2011	Senior Executive Vice President and General Counsel
Stephen A. Bottomley	52	2012	Senior Executive Vice President, Head of Commercial Banking
Jon N. Couture	46	2011	Senior Executive Vice President, Human Resources
Patrick A. Cozza	56	2010	Senior Executive Vice President and Regional Head of Insurance
C. Mark Gunton	55	2008	Senior Executive Vice President, Chief Risk Officer
Mark A. Hershey	59	2007	Senior Executive Vice President and Regional Head of Wholesale and Market Risk
Eric L. Larson	54	2011	Senior Executive Vice President and Chief Compliance Officer
Kevin R. Martin	51	2009	Senior Executive Vice President, Head of Retail Banking and Wealth Management
Mark Martinelli	52	2007	Senior Executive Vice President, Chief Auditor
Patrick M. Nolan	46	2010	Senior Executive Vice President, Head of Global Banking and Markets Americas
Eli I. Sinyak	52	2011	Senior Executive Vice President, Chief Operating Officer
Jon R. Bottorff	60	2010	Executive Vice President and Chief Financial Officer, Global Banking and Markets, USA
Eric K. Ferren	38	2010	Executive Vice President and Chief Accounting Officer
Loren C. Klug	51	2012	Executive Vice President, Head of Strategy and Planning
Patrick D. Schwartz	54	2008	Executive Vice President and Secretary
Marlon Young	56	2006	Executive Vice President, Head of Private Banking Americas

Irene M. Dorner, Director and President and Chief Executive Officer of HSBC USA and HSBC Bank USA. See Directors for Ms. Dorner’s biography.

John T. McGinnis, Executive Vice President and Chief Financial Officer since July 2010. Prior to this appointment, he was Executive Vice President and Chief Accounting Officer of HSBC USA from August 2009 to July 2010, and Executive Vice President and Controller of HSBC North America from March 2006 to July 2010. Mr. McGinnis also served as Executive Vice President and Chief Accounting Officer of HSBC Finance from July 2008 to July 2010. Prior to joining HSBC, Mr. McGinnis was a partner at Ernst & Young LLP. Mr. McGinnis worked for Ernst & Young from August 1989 to March 2006 and practiced in the Chicago, San Francisco and Toronto offices. At Ernst & Young, he specialized in serving large financial services and banking clients. He is a C.P.A. and a member of the American Institute of Certified Public Accountants. While in Toronto, Mr. McGinnis also became a Chartered Accountant (Canada).

Stuart A. Alderoty, Senior Executive Vice President and General Counsel since June 2011. He is also Senior Executive Vice President and General Counsel of HSBC North America since November 2010. Prior to joining HSBC in 2010, Mr. Alderoty was Managing Counsel with American Express from 2006 to 2010 and prior to that he was Chief Litigation Counsel for American Express from 2002 to 2006. Prior to joining American Express in 2002, he was a litigator in private practice for 17 years, the last 13 of which were with the firm of Leboeuf, Lamb, Greene and MacRae, where he was a partner since 2006. Mr. Alderoty serves on the Board of the Count Basie Theatre Foundation, a not-for-profit in Red Bank, New Jersey.

HSBC USA Inc.

Stephen A. Bottomley, Senior Executive Vice President, Head of Commercial Banking since January 2012. Prior to this appointment, Mr. Bottomley was Regional Head of Strategy and Planning for HSBC Bank Middle East from 2009 to 2012. From 2008 to 2009 he was Head of European Strategy and from 2007 to 2008 he was Head of Commercial Banking UK. He joined HSBC in 1982 and has held a variety of positions in Commercial Banking and Corporate & Investment Banking.

Jon N. Couture, Senior Executive Vice President, Human Resources, since June 2011. Mr. Couture is also Senior Executive Vice President-Human Resources of HSBC Finance Corporation since December 2007 and Senior Executive Vice President-Human Resources of HSBC North America since February 2008. Mr. Couture joined HSBC in December 2007 as Executive Vice President and Head of Human Resources of HSBC North America. Mr. Couture was formerly with National City Corporation where he was Executive Vice President, Human Resources and Corporate Senior Vice President from May 2004 to December 2007. Prior to that Mr. Couture was with Siemens Business Services, Inc. from 1998 until May 2004 where he held the position of Senior Vice President, Human Resources. Mr. Couture has been a member of the Board of Directors of Banking Administration Institute since 2006.

Patrick A. Cozza, Senior Executive Vice President and Regional Head of Insurance since July 2010. Since February 2008, Mr. Cozza has also been Senior Executive Vice President – Insurance of HSBC Finance Corporation. From May 2004 to February 2008 he was Group Executive of HSBC Finance Corporation. Mr. Cozza became President – Refund Lending and Insurance Services in 2002 and Managing Director and Chief Executive Officer – Refund Lending in 2000. Mr. Cozza serves as a board member and Chairman, Chief Executive Officer of Household Life Insurance Company, First Central National Life Insurance Company of New York and HSBC Insurance Company of Delaware, all subsidiaries of HSBC Finance Corporation. He serves on the board of directors of Junior Achievement in New Jersey (Chairman), Cancer Hope Network, Hudson County Chamber of Commerce, The American Council of Life Insurers and The American Bankers Insurance Association.

C. Mark Gunton, Senior Executive Vice President, Chief Risk Officer of HSBC USA, HSBC North America and HSBC Finance Corporation since January 2009. He is responsible for all Risk functions in North America, including Credit Risk, Operational Risk and Market Risk, as well as the enterprise-wide risk framework. Prior to January 2009, he served as Chief Risk Officer, HSBC Latin America. Mr. Gunton joined HSBC in 1977 and held numerous HSBC risk management positions including: Director of International Credit for Trinkaus and Burkhardt; General Manager of Credit and Risk for Saudi British Bank; and Chief Risk Officer, HSBC Mexico. He also managed a number of risk related projects for HSBC, including the implementation of the Group Basel II risk framework.

Mark A. Hershey, Senior Executive Vice President and Regional Head of Wholesale and Market Risk since January 2012. Previously he was Senior Executive Vice President and Chief Risk Officer from May 2007 to December 2011 Prior to this appointment, Mr. Hershey was Senior Executive Vice President, Co-Head Chief Credit Officer, from February to May 2007, and previously Senior Executive Vice President, Commercial Banking from 2005 to 2007, and Executive Vice President, Commercial Banking from 2000 to 2005. Mr. Hershey was a senior officer of Republic National Bank of New York when it was acquired by HSBC in December 1999.

Eric L. Larson, Senior Executive Vice President and Chief Compliance Officer of HSBC USA, HSBC North America and HSBC Finance Corporation since January 2011. Prior to joining HSBC he was Head of Legal, Compliance & Assurance for Standard Chartered Bank from 2007 through January 2011. Previously he was Senior Counsel, Compliance Director, for Willis, N.A. from 2003 to 2006. From 2000 to 2003, he worked for Citigroup where he held positions as Chief Compliance Officer, Citigroup Emerging Markets – Consumer and Corporate Banking, General Counsel for Investments and Insurance and General Counsel for Primerica Financial Services. Prior to that he was Regional Counsel for Prudential Securities from 1994 to 1995, and a Legal Officer with Smith Barney from 1982 to 1994.

Kevin R. Martin, Senior Executive Vice President, Head of Retail Banking and Wealth Management (formerly Personal Financial Services) since September 2009, after serving as Executive Vice President, Personal Financial

HSBC USA Inc.

Services from November 2008 to September 2009. From 2007 to 2008, he was Executive Vice President, Head of Customer Marketing, and from 2004 to 2007, he was Senior Vice President, Head of Customer Marketing. From 1998 to 2004, he was Head of Personal Financial Services, HSBC Bank Australia Limited. From 1997 to 1998, he was Senior Manager, Personal Financial Services, HSBC Bank Canada. From 1994 to 1996, he was a Senior Corporate Banking Trainer for HSBC. Mr. Martin joined HSBC in 1987.

Mark Martinelli, Senior Executive Vice President, Chief Auditor since March 2007. He has also been the Chief Auditor of HSBC North America since November 2009. Prior to that time, Mr. Martinelli was President and Chief Executive Officer of hsbc.com from 2006 to 2007, and Chief Financial Officer of hsbc.com from 2002 to 2006. Mr. Martinelli joined HSBC USA as part of Republic National Bank of New York in 1991, and has held various senior officer positions in Audit, Planning and Finance. Prior to joining HSBC USA, he was a senior manager with the public accounting firm of KPMG LLP. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Martinelli has served on the Audit Committee of the New York Clearing House since 2007 and currently serves as its Chairman. He has been a director on the Baruch College Fund Board of Trustees since April 2010 and has served as the Chairman of its Audit Committee since September 2011.

Patrick M. Nolan, Senior Executive Vice President, Head of Global Banking and Markets Americas since May 2010. Prior to that he was in the Global Banking and Markets division of HSBC Bank plc from 2004 to 2009, most recently as Global Head of Credit Lending from 2009 to May 2010, and previously as Managing Director, Head of Coverage Europe from 2008 to 2009, and Head of Corporate Banking UK from 2004 to 2008. From 2002 to 2004 he was Executive Vice President and Managing Director, Head of Corporate Finance and Advisory for HSBC Securities (Canada) Inc. He joined the HSBC Group in 1987 as an employee of Midland Bank plc.

Eli I. Sinyak, Senior Executive Vice President, Chief Operating Officer, of HSBC USA, HSBC North America and HSBC Finance Corporation since September 2011. He was previously Senior Executive Vice President, Chief Technology & Services Officer of HSBC USA, HSBC North America and HSBC Finance Corporation from March 2011 to September 2011. Prior to that he was Chief Technology & Services Officer of The Hongkong and Shanghai Banking Corporation Limited and for HSBC Global Commercial Banking from 2008 to 2011. From 2005 to 2008 he was Chief Information Officer for HSBC Asia Pacific and for HSBC Global Commercial Banking. Mr. Sinyak joined HSBC in 1999 and has held a variety of senior information technology positions. He was appointed a Group General Manager in May 2010.

Jon R. Bottorff, Executive Vice President and Chief Financial Officer, Global Banking and Markets, USA since July 2010. Previously, he was Executive Vice President, Portfolio Management for HSBC North America and HSBC Finance Corporation from 2007 to July 2010. Previously he was Managing Director, Global Head of MBS/ABS Origination for the Global Banking and Markets division from 2003 to 2007. He joined HSBC in 2002 from Dresdner Kleinwort Wasserstein, where he was responsible for the North American term ABS and ABCP conduit activities. Prior to that he was Senior Vice President – Asset Securitization with ABN AMRO Bank.

Eric K. Ferren, Executive Vice President and Chief Accounting Officer of HSBC USA, HSBC North America and HSBC Finance Corporation since July 2010. Prior to Mr. Ferren’s appointment as Chief Accounting Officer, Mr. Ferren was responsible for several accounting areas across HSBC North America and its subsidiaries. Prior to joining HSBC, Mr. Ferren was the Controller for UBS’s North American Asset Management business from May 2005 to June 2006. Prior to that, Mr. Ferren was the Controller for Washington Mutual’s Home Loans Capital Market’s business and several finance roles within the Servicing business from January 2002 through May 2005. Prior to January 2002, Mr. Ferren was a Senior Manager at Ernst & Young LLP in Chicago where he focused on global banking, commercial banking, and securitizations. He is a Certified Public Accountant registered in the United States of America and a member of the American Institute of Certified Public Accountants.

Loren C. Klug, Executive Vice President, Head of Strategy and Planning of HSBC USA, HSBC North America and HSBC Finance Corporation since January 2012. He was previously Executive Vice President – Strategy & Planning of HSBC Finance Corporation and HSBC North America from February 2008 through December 2011. From March 2004 to January 2008, he was Managing Director – Strategy and Development, and concurrently

HSBC USA Inc.

from January 2005 to November 2007 he was responsible for strategy development and customer group oversight for HSBC Group plc’s global consumer finance activities. Mr. Klug joined HSBC Finance Corporation in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking.

Patrick D. Schwartz, Executive Vice President and Secretary since May 2008. He is also Executive Vice President and Corporate Secretary of HSBC North America and HSBC Finance Corporation since May 2008. Mr. Schwartz was previously the Deputy General Counsel-Corporate of HSBC USA from May 2010 to May 2011 and a Senior Vice President from September 2007 to May 2008. Mr. Schwartz has held several different titles for HSBC USA since September 2009, but served as its Secretary continuously since that time. Mr. Schwartz also was the General Counsel of HSBC Finance Corporation from June 2009 to April 2011, and its Deputy General Counsel-Corporate from February 2008 to June 2009. He also held that position with HSBC North America from February 2008 to April 2011. He has served as a senior legal advisor of HSBC Finance Corporation and HSBC North America since 2004 and as Corporate Secretary of each entity since 2007. Mr. Schwartz counsels management and the Board of Directors of HSBC USA, HSBC Finance Corporation and HSBC North America with respect to corporate governance matters.

Marlon Young, Executive Vice President, Head of Private Banking Americas since May 2010. He was previously Managing Director, Head of Private Banking Americas from October 2006 to May 2010. Mr. Young joined HSBC as Managing Director and Head of Domestic Private Banking for HSBC Bank USA in March 2006. He served as Managing Director and Head of Private Client Lending for Smith Barney from 2004 through 2006. Prior to that, Mr. Young held various positions with Citigroup from 1979, including Head of the Northeast Region for Citigroup Private Bank, Head of Investment Finance and Senior Credit Officer for the U.S. Northeast and Mid-Atlantic Regions.

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

Board of Directors – Committees and Charters  The Board of Directors of HSBC USA has four standing committees: the Audit Committee, the Compliance Committee, the Fiduciary Committee and the Risk

HSBC USA Inc.

Committee. The charters of the Audit Committee, the Compliance Committee, the Fiduciary Committee and the Risk Committee, as well as our Corporate Governance Standards, are available on our website at www.us.hsbc.com or upon written request made to HSBC USA Inc., 26565 North Riverwoods Boulevard, Mettawa, Illinois 60045 Attention: Corporate Secretary.

Audit Committee The Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC USA’s financial reporting processes and effective systems of internal controls over financial reporting;

•	HSBC USA’s compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC USA’s independent auditors.

The Audit Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards, which are based upon the rules of the New York Stock Exchange): Robert K. Herdman (Chair), William R. P. Dalton and Louis Hernandez, Jr. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Herdman qualifies as an audit committee financial expert.

Compliance Committee The Compliance Committee is responsible, on behalf of the Board of Directors, for monitoring and oversight of:

•	HSBC Bank USA’s adherence to the provisions of the AML/BSA Consent Order with the OCC and our efforts to achieve and maintain an effective BSA/AML compliance program;

•	the corrective actions in the loan servicing, foreclosure processing and loss mitigation functions of HSBC Bank USA and to ensure that HSBC Bank USA complies with the OCC Servicing Consent Order; and

•	HSBC USA’s and HSBC Bank USA’s Compliance function.

The Compliance Committee is currently comprised of the following directors: Richard A. Jalkut (Chair), Anthea Disney and Irene M. Dorner.

Fiduciary Committee The primary purpose of the Fiduciary Committee is to supervise the fiduciary activities of HSBC Bank USA to ensure the proper exercise of its fiduciary powers in accordance with 12 U.S.C. § 92a – Trust Powers of National Banks and related regulations promulgated by the OCC, which define fiduciary activities to include serving traditional fiduciary duties, such as trustee, executor, administrator, registrar of stocks and bonds, guardian, receiver or assignee; providing investment advice for a fee; and processing investment discretion on behalf of another.

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

Risk Committee The Risk Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board with respect to:

•	HSBC USA’s risk appetite, tolerance and strategy;

HSBC USA Inc.

•	our systems of risk management and internal control to identify, measure, aggregate, control and report risk;

•	management of capital levels and regulatory ratios, related targets, limits and thresholds, and the composition of our capital;

•	alignment of strategy with our risk appetite, as defined by the Board of Directors; and

•

maintenance and development of a supportive risk management culture that is appropriately embedded through procedures, training and leadership actions so that all employees are alert to the wider impact on the whole organization of their actions and decisions.

The Risk Committee is currently comprised of the following directors: Robert K. Herdman (Chair), William R. P. Dalton, Anthea Disney, Louis Hernandez, Jr. and Richard A. Jalkut.

Nominating and Compensation Committees The Board of Directors of HSBC USA does not maintain a standing nominating committee or compensation committee. The Nominating and Governance Committee of the HSBC North America Board of Directors (the “Nominating and Governance Committee”) is responsible for, among other things, oversight and advice to the HSBC North America Board of Directors with respect to:

•

making recommendations concerning the structure and composition of the HSBC North America Board of Directors and its committees and the Boards and committees of its subsidiaries, including HSBC USA, to enable these Boards to function most effectively; and

•	identifying qualified individuals to serve on the HSBC North America Board of Directors and its committees and the Boards and committees of its subsidiaries, including HSBC USA.

The Nominating and Governance Committee also has specified responsibilities with respect to executive officer compensation. See Item 11. Executive Compensation – Compensation Discussion and Analysis – Oversight of Compensation Decisions. The Nominating and Governance Committee is currently comprised of the following directors: Anthea Disney (Chair), George A. Lorch and Larree Renda. Mr. Lorch currently serves as a director of HSBC North America and HSBC Finance Corporation.

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

HSBC USA Inc.

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

Board of Directors – Delegation of Authority  The HSBC North America Board of Directors has delegated its powers, authorities and discretion, to the extent they concern the management and day to day operation of the businesses and support functions of HSBC North America and its subsidiaries to a management Executive Committee comprised of senior executives from the businesses and staff functions. Under this authority the Executive Committee approves and addresses all matters which are of a routine or technical nature and relate to matters in the ordinary course of business. The HSBC USA Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Chief Compliance Officer, Chief Operating Officer, Heads of each Business, Chief Credit Officer, Head of Internal Audit, Head of Strategy and Planning, General Counsel, Corporate Secretary and Head of Corporate Affairs are members of the HSBC North America Executive Committee.

The objective of the Executive Committee is to maintain a reporting and control structure in which all of the line operations of HSBC North America and all its subsidiaries, including HSBC USA, are accountable to individual members of the Executive Committee who report to the HSBC North America Chief Executive Officer, who in turn reports to the HSBC Chief Executive Officer.

Board of Directors – Risk Oversight by Board  HSBC USA has a comprehensive risk management framework designed to ensure all risks, including credit, liquidity, interest rate, market, operational, reputational and strategic risk, are appropriately identified, measured, monitored, controlled and reported. The risk management function oversees, directs and integrates the various risk-related functions, processes, policies, initiatives and information systems into a coherent and consistent risk management framework. Our risk management policies are primarily implemented in accordance with the practices and limits by the HSBC Group Management Board. Oversight of all risks specific to HSBC USA commences with the Board of Directors, which has delegated principal responsibility for a number of these matters to the Audit Committee, the Risk Committee and the Compliance Committee.

Audit Committee As set forth in our Audit Committee charter, the Audit Committee has the responsibility, power, direction and authority to receive regular reports from the Internal Audit Department concerning major findings

HSBC USA Inc.

of internal audits and to review the periodic reports from the Internal Audit Department that include an assessment of the adequacy and effectiveness of HSBC USA’s processes for controlling activities and managing risks.

Risk Committee As set forth in our Risk Committee charter, the Risk Committee has the responsibility, power, direction and authority to:

•	receive regular reports from the Chief Risk Officer that enable the Risk Committee to assess the risks involved in the business and how risks are monitored and controlled by management;

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our internal control and risk management framework in relation to our strategic objectives and related reporting;

•	advise the Board of Directors on all high-level risks;

•	approve with HSBC the appointment and replacement of the Chief Risk Officer (who also serves as the North America Regional Chief Risk Officer for HSBC);

•	review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	seek appropriate assurance as to the Chief Risk Officer’s authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk management framework and whether management has discharged its duty to maintain an effective internal control system;

•	consider the risks associated with proposed strategic acquisitions or dispositions;

•

receive regular reports from HSBC USA’s Asset Liability Management Committee (“ALCO”) in order to assess major financial risk exposures and the steps management has taken to monitor and control such exposures; and

•

review with senior management, and, as appropriate, approve, guidelines and policies to govern the process for assessing and managing various risk topics, including litigation risk and reputational risk.

At each quarterly Risk Committee meeting, the Chief Risk Officer makes a presentation to the committee describing key risks for HSBC USA, including operational and internal controls, market, credit, information security, capital management, liquidity and litigation. In addition the head of each Risk functional area is available to provide the Risk Committee a review of particular potential risks to HSBC USA and management’s plan for mitigating these risks.

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

HSBC USA Inc.

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

Compliance Committee Compliance Committee As set forth in our Compliance Committee charter, the Compliance Committee has the responsibility, power, direction and authority to:

•

receive regular reports from the Chief Compliance Officer that enable the Compliance Committee to assess major compliance exposures and the steps management has taken to monitor and control such exposures, including the manner in which the regulatory and legal requirements of pertinent jurisdictions are evaluated and addressed;

•

approve the appointment and replacement of the Chief Compliance Officer and other statutory compliance officers and review and approve the annual key objectives and performance review of the Chief Compliance Officer;

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

•	upon request of the Board, provide the Board with negative assurance as to such regulatory and legal requirements as the Compliance Committee deems possible.

In support of these responsibilities, HSBC Bank USA maintains an Executive Compliance Steering Committee, which is a management committee established to provide overall strategic direction and oversight to HSBC Bank USA’s response to the consent cease and desist order issued by the OCC and significant HSBC Bank USA compliance issues. Irene Dorner, the Chief Executive Officer and a Director, is the Chair of this committee, the membership of which also includes the heads of our business segments, our Chief Compliance Officer and senior management of our Compliance, Legal and other control functions. The Executive Compliance Steering Committee reports to both the Compliance Committee of the Board of Directors and the HSBC North America Holdings Inc. Executive Compliance Steering Committee, which serves a similar role for HSBC North America with respect to both the consent cease and desist orders issued by the Federal Reserve and the OCC. The Executive Compliance Steering Committee is supported by the HSBC North America Project Management Office, which is a management committee established as the HSBC North America Regional Compliance Officer’s forum for developing and overseeing the response to the consent cease and desist orders. This committee defines deliverables, provides ongoing direction to project teams, approves all regulatory submissions and prepares materials for presentation to the Board of Directors. The Project Steering Committee also provides

HSBC USA Inc.

oversight to individual project managers, compliance and BSA/AML subject matter experts, and external consultants to ensure Federal Reserve and OCC deliverables are met.

For further discussion of risk management generally, see the “Risk Management” section of the MD&A.

Section 16(a) Beneficial Ownership Reporting Compliance  Section 16(a) of the Exchange Act requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the issues of HSBC USA preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2011 fiscal year.

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

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis (the “2011 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HSBC USA’s executive officers in 2011. Specific compensation information relating to HSBC USA’s Chief Executive Officer, Chief Financial Officer, and the next three most highly compensated executives is contained in this portion of the Form 10-K. Collectively, these officers are referred to as the Named Executive Officers (“NEOs”).

Oversight of Compensation Decisions  The Board of Directors of HSBC USA did not play a role in establishing remuneration policy for 2011 or determining executive officer compensation in any of the comparative periods discussed in this 2011 CD&A. The Board of Directors of HSBC USA did review fixed pay recommendations for 2012 and proposed annual discretionary variable pay awards related to 2011 performance for the NEOs and had the opportunity to recommend changes before awards were finalized.

Remuneration Committee  The Board of Directors of HSBC Holdings plc (“HSBC”) has a Remuneration Committee (“REMCO”) which meets regularly to consider Human Resources issues, particularly terms and conditions of employment, remuneration and retirement benefits. With authority delegated by the HSBC Board, REMCO is responsible for approving the remuneration policy of HSBC, including the terms of variable pay plans, share plans and other long-term incentive plans worldwide. In this role, REMCO is also responsible for approving the individual remuneration packages for the most senior HSBC executives, generally those having an impact on HSBC’s risk profile (“senior executives”).

The members of REMCO are the following non-executive directors of HSBC: J L Thornton (Chairman), J D Coombe, W S H Laidlaw and G Morgan. As an indirect wholly owned subsidiary of HSBC, HSBC USA is subject to the remuneration policy established by HSBC, and the Chief Executive Officer of HSBC USA is one of the senior executives whose compensation is reviewed and approved by REMCO.

Delegation of Authority from Remuneration Committee  The remuneration of executives who are not “senior executives” within the broader view of HSBC is determined by HSBC executives who have the authority delegated to them by REMCO to endorse remuneration (up to pre-determined levels of compensation and levels of management that vary by level of delegated authority). At the highest level, REMCO delegates this authority to the HSBC Group Chief Executive, Stuart T. Gulliver (“Mr. Gulliver”). Within his powers, Mr. Gulliver further

HSBC USA Inc.

delegated this authority regionally to approve pay packages to Niall Booker (“Mr. Booker”), who as the Former Chief Executive Officer of HSBC North America had oversight and recommendation responsibility for HSBC North America and its subsidiaries. In a similar manner, Irene M. Dorner (“Ms. Dorner”), as HSBC USA’s Chief Executive Officer, received delegated authority for approval over executive remuneration from Mr. Booker. Remuneration decisions can be further delegated to other relevant authorities within HSBC, as appropriate, depending on their level of responsibility and the scope of their role.

Those with delegated authority to approve remuneration for executives generally do so after consultation with HSBC’s Group Managing Director of Human Resources as well as with the relevant heads of global business segments. For example, Mr. Gulliver also delegates authority for endorsement of executive remuneration for the Global Banking and Markets business to the Chief Executive, Global Banking and Markets, Samir Assaf (“Mr. Assaf”). As a result, Ms. Dorner shares oversight and recommendation responsibility for the Global Banking and Markets businesses of HSBC USA with Mr. Assaf.

Nominating and Governance Committee of the Board of Directors  As of January 1, 2012, the responsibilities of a previously ad-hoc Nominating Committee of HSBC USA have been assumed by a permanent Nominating and Governance Committee of HSBC North America, and this Committee’s role has been expanded to include oversight and endorsement of certain compensation matters. Given the timing of the formation of the Nominating and Governance Committee, certain responsibilities related to oversight and endorsements of compensation for 2011 performance were performed by the Board of Directors of HSBC USA. These duties will be assumed by the Nominating and Governance Committee in the future. The duties of the Nominating and Governance Committee, among others, include: i) reviewing the corporate governance framework to ensure that best practices are maintained and relevant stakeholders are effectively represented, ii) overseeing the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees (“Covered Employees”) under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making variable compensation recommendations, iii) making recommendations concerning proposed performance assessments and incentive compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees, including any recommendations for reducing or canceling incentive compensation previously awarded, and iv) reviewing the coverage and competitiveness of employee pension and retirement plans and general benefits. The recommendations related to employee compensation are incorporated into the submissions to REMCO, or to Mr. Gulliver and Ms. Dorner, in instances where REMCO has delegated remuneration authority. During the first quarter of 2012, the Board of Directors of HSBC USA reviewed final incentive compensation for performance in 2011 based on actual results and risk outcomes, and the Nominating and Governance Committee reviewed proposed reductions or cancellations of prior grants.

Compensation and Performance Management Governance Sub-Committee  In 2010, HSBC North America established the Compensation and Performance Management Governance Sub-Committee (“CPMG Sub-Committee”). The CPMG Sub-Committee was created to provide a more systematic approach to incentive compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG Sub-Committee are senior executive representatives from HSBC North America’s staff and control functions, consisting of Risk, Compliance, Legal, Finance, Audit, and Human Resources. The CPMG maintains the frameworks under which the risk in the responsibilities of employees is assessed and the determination of which employees are considered covered employees under guidelines on incentive compensation arrangements as published by the Federal Reserve Board is made. The CPMG also reviews the objectives assigned to employees and other measures used to ensure risk is appropriately considered in making variable compensation recommendations. These materials are provide to the HSBC North America Nominating and Governance Committee for review. The CPMG also makes recommendations to the HSBC North America Nominating and Governance Committee concerning the terms of any clawbacks of incentive compensation previously awarded to employees. The CPMG Sub-Committee held three meetings in 2011, as well as one meeting during the first quarter of 2012. During the first quarter of 2011, the CPMG Sub-Committee performed a review of incentive plans in place for 2011 and

HSBC USA Inc.

approved the list of Covered Employees and their mandatory scorecard objectives for 2011. Additionally, during the first quarter of 2012, the CPMG Sub-Committee reviewed the scope of reduction of incentive compensation for 2011 performance based on actual results and risk outcomes, as well as potential reductions or cancellations of grants previously awarded.

Objectives of HSBC USA’s Compensation Program  A global reward strategy for HSBC, as approved by REMCO, is utilized by HSBC USA. The usage of a global reward strategy promotes a uniform compensation philosophy throughout HSBC, common standards and practices throughout HSBC’s global operations, and a particular framework for REMCO to use in carrying out its responsibilities. The reward strategy includes the following elements:

•

A focus on total compensation (fixed pay and annual discretionary variable pay) with the level of annual discretionary variable pay (namely, cash, deferred cash and the value of long-term equity incentives) differentiated by performance;

•	An assessment of reward with reference to clear and relevant objectives set within scorecard frameworks.

–	Most HSBC employees, including John T. McGinnis (“Mr. McGinnis”), set objectives using a balanced scorecard, where objectives are established under four categories – financial, process, customer and people. Financial objectives are established considering the prior year’s business performance, expectations for the upcoming year for business and individual goals, HSBC USA’s annual business plan, HSBC’s business strategies, and objectives related to building value for HSBC shareholders. Process objectives include consideration of risk mitigation and achievement of sustainable cost reductions. Customer objectives include standards for superior service and responsiveness. People objectives include development of skills and knowledge of our teams to sustain HSBC over the short and medium term and retention of key talent.

–	Beginning in 2011, our most senior executives, including Ms. Dorner and Patrick M. Nolan (“Mr. Nolan”), Eli Sinyak (“Mr. Sinyak”) and C. Mark Gunton (“Mr. Gunton”), set objectives using a performance scorecard framework. Under a performance scorecard framework, objectives are separated into two categories, financial objectives and non-financial objectives, and the weighting between categories varies by executive. The performance scorecard also requires an assessment of the executive’s adherence to HSBC values and behaviors consistent with managing a sound financial institution.

–	In both balanced scorecards and performance scorecards, certain objectives have quantitative standards that may include meeting designated financial performance targets for the company or the executive’s respective business unit and increasing employee engagement metrics. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. Quantitative and qualitative objectives only provide some guidance with respect to 2011 compensation. However, in keeping with HSBC’s reward strategy, discretion played a considerable role in establishing the annual discretionary variable pay awards for HSBC USA’s senior executives;

•

The use of considered discretion to assess the extent to which performance has been achieved, rather than applying a formulaic approach which, by its nature, is inherently incapable of considering all factors affecting results and may encourage inappropriate risk taking. In addition, environmental factors and social and governance aspects that would otherwise not be considered by applying absolute financial metrics may be taken into consideration. While there are specific quantitative goals as outlined above, the final reward decision is not solely dependent on the achievement of one or all of the objectives;

•	Delivery of a significant proportion of variable pay in deferred HSBC shares to align recipient interests to the future performance of HSBC and to retain key talent; and

HSBC USA Inc.

•

A total compensation package (fixed pay, annual discretionary variable pay, and other benefits) that is competitive in relation to comparable organizations in each of the markets in which HSBC operates.

Internal Equity  HSBC USA’s executive officer compensation is analyzed internally at the direction of HSBC’s Group Managing Director of Human Resources with a view to align treatment globally and across business segments and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead, and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against their respective Comparator Group, as detailed herein.

Link to Company Performance  HSBC’s compensation plans are designed to motivate its executives to improve the overall performance and profitability of HSBC as well as the specific region, unit or function to which they are assigned. HSBC seeks to offer competitive fixed pay with a significant portion of variable compensation components determined by measuring overall performance of the executive, his or her respective business unit, legal entity and HSBC overall. The discretionary annual variable pay awards are based on individual and business performance, as more fully described under Elements of Compensation – Annual Discretionary Variable Pay Awards. Common objectives for the NEOs included: improvement in cost efficiency; enhancement in customer service; capital management; and mitigation of risk and compliance to regulatory and HSBC standards. Each NEO also had other individual objectives specific to his or her role.

We have a strong orientation to use variable pay to reward performance. Consequently, variable pay makes up a significant proportion of total compensation, while maintaining an appropriate balance between fixed and variable elements. Actual compensation paid will increase or decrease based on the executive’s individual performance, including business results and the management of risk within his or her responsibilities.

As the determination of the variable pay awards relative to 2011 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2011, the final determination on 2011 total compensation was not made until February 2012. To make that evaluation, Mr. Gulliver and Ms. Dorner received reports from management concerning satisfaction of 2011 corporate, business unit and individual objectives.

Competitive Compensation Levels and Benchmarking  When making compensation decisions, HSBC looks at the compensation paid to similarly-situated executives in our Comparator Group, a practice referred to as “benchmarking.” Benchmarking provides a point of reference for measurement but does not replace analyses of internal pay equity and individual performance of the executive officers that HSBC also considers when making compensation decisions. HSBC USA strives to maintain a compensation program that may attract and retain qualified executives but also has levels of compensation that vary based on performance.

In 2011, REMCO retained Towers Watson to provide REMCO with market trend information for use during the annual pay review process and advise REMCO as to the competitive position of HSBC’s total direct compensation levels in relation to the Comparator Group. Towers Watson provided competitive positions on the highest level executives in HSBC, including HSBC USA’s NEOs with the exception of Mr. McGinnis. Comparative competitor information was provided to Messrs. Gulliver and Assaf and Ms. Dorner to evaluate the competitiveness of proposed executive compensation.

The Comparator Group consists of our global peers with comparable business operations located within U.S. borders. These organizations are publicly held companies that compete with HSBC for business, customers and executive talent. The Comparator Group is reviewed annually with the assistance of Towers Watson. The Comparator Group for 2011 consisted of:

Global Peers
Bank of America	JPMorgan Chase
Barclays	Santander
BNP Paribas	Standard Chartered
Citigroup	UBS
Deutsche Bank

HSBC USA Inc.

The aggregate fee paid to Towers Watson for services provided to HSBC was $372,500, of which $15,739 was apportioned to HSBC USA. Separately, the management of HSBC North America retained Towers Watson to perform non-executive compensation consulting services. In 2011, the aggregate fee paid to Towers Watson by HSBC North America for these other services was $1,890,306. The amount disclosed in 2010 for aggregate fees paid to Towers Watson by HSBC North America for non-executive compensation consulting services was $642,284, but the amount excluded $376,143 in additional fees paid for risk and financial services consulting.

The total compensation review for Mr. McGinnis included comparative competitor information based on broader financial services industry data and general industry data that was compiled from compensation surveys prepared by third-party consulting firms McLagan and Towers Watson.

Elements of Compensation  The primary elements of executive compensation, which are described in further detail below, are fixed pay and annual discretionary variable pay awards, which are delivered in cash, deferred cash and long-term equity incentive awards. In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements of such qualified and non-qualified plans. Although perquisites are provided to certain executives, they typically are not a significant component of compensation.

Fixed Pay  Fixed pay helps HSBC attract and retain executive talent because it provides a degree of financial certainty and is less subject to risk than most other pay elements. In establishing individual fixed pay levels, consideration is given to market pay, as well as the specific responsibilities and experience of the NEO. Fixed Pay is reviewed annually and may be adjusted based on performance and changes in the competitive market. Consideration is given to compensation paid for similar positions at Comparator Group companies, particularly at the median level. Other factors such as potential for future advancement, specific job responsibilities, length of time in current position, pay history, and internal equity influence the final fixed pay recommendations for individual executives. Fixed pay increases proposed by senior management are prioritized towards high performing employees and those who have demonstrated rapid development. Additionally, consideration is given to maintaining an appropriate ratio between fixed pay and variable pay as components of total compensation.

Annual Discretionary Variable Pay Awards  Annual discretionary variable pay (“variable pay”) awards vary from year to year and are offered as part of the total compensation package to motivate and reward strong performance. Superior performance is encouraged by placing a part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, cash awards may be reduced or not paid at all. Variable pay awards may be granted as cash, deferred cash, and long-term equity incentive awards. Employees will become fully entitled to deferred cash over a three year vesting period.

Long-term equity incentive awards may be made in the form of stock options, restricted shares, and restricted share units (“RSUs”). The purpose of equity-based compensation is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC USA’s business over a period of time by aligning the financial interests of these employees with those of HSBC’s shareholders.

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

In 2005, HSBC shifted its equity-based compensation awards to restricted shares with a time vesting condition, in lieu of stock options. Starting in 2009, RSUs have been awarded as the long-term equity incentive component of variable discretionary pay. The restricted shares and RSUs granted consist of a number of shares to which the employee will become fully entitled, generally over a three year vesting period. The restricted shares and RSUs granted by HSBC also carry rights over dividend equivalents which are paid or accrue on all underlying share or share unit awards at the same rate paid to ordinary shareholders.

Following shareholder approval of the HSBC Share Plan 2011, HSBC introduced a new form of long-term equity incentive awards for senior executives under the Group Performance Share Plan (“GPSP”). Grants under the

HSBC USA Inc.

GPSP aim to achieve alignment between the interests of participants and the interests of shareholders and to encourage participants to take a long-term approach to the performance of the business. Grants under the GPSP are approved by REMCO, by considering performance delivered prior to the date of grant against a pre-determined scorecard. Performance measures on the scorecard are composed of 60 percent financial measures, such as return on equity, capital efficiency ratio, capital strength and dividends, and 40 percent non-financial measures, including strategy execution, brand equity, compliance, reputation and people. Grants under the GPSP comprise a number of shares to which the employee will become fully entitled, generally over a five year vesting period, subject to the individual remaining in employment. Shares which are released upon vesting of an award must be retained until the employee retires from or terminates employment with HSBC. Awards granted in June 2011 for performance in 2010 will vest in March 2016, which is slightly shorter than the typical five year vesting period. The delayed grant date and resulting shorter vesting period occurred because grants under the GPSP could not be made until the HSBC Share Plan 2011 was approved at the Annual General Meeting of HSBC.

Long-term equity incentive awards are granted based on general guidelines reviewed each year by Mr. Gulliver and endorsed by REMCO and in consideration of the individual executive’s total compensation package, individual performance, goal achievement and potential for growth. While share dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in the various HSBC Share Plans, were established by vote of HSBC’s shareholders.

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

Ms. Dorner and Messrs. Nolan, Sinyak and Gunton participated in general benefits available to executives of HSBC USA and certain additional benefits and perquisites available to executives on international assignments. Compensation packages for international assignees are modeled to be competitive globally and within the country of assignment and attractive to the executive in relation to the significant commitment that must be made in connection with a global posting. The additional benefits and perquisites may be significant when compared to other compensation received by other executive officers of HSBC USA and can consist of housing expenses, children’s education costs, car allowances, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-situated international assignees subject to appointment to HSBC locations globally and are deemed appropriate by HSBC senior management. Perquisites are further described in the Summary Compensation Table.

Retirement Benefits  HSBC North America offers a qualified defined benefit pension plan that HSBC USA executives may participate and receive a benefit equal to that provided to all eligible employees of HSBC USA with similar dates of hire. We also maintain a qualified defined contribution plan with a 401(k) feature and company matching contributions. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. HSBC USA does not pay any above-market or preferential interest in connection with deferred amounts. As international assignees, Ms. Dorner and Messrs. Nolan and Gunton are accruing pension benefits under foreign-based defined benefit plans. Additional information concerning these plans is contained in the Pension Benefits Table.

Performance Year 2011 Compensation Actions  HSBC and HSBC USA aim to have a reward policy that adheres to the governance initiatives of all relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation.

HSBC USA Inc.

In 2011, levels of fixed pay were reviewed and management determined that in one instance the market did warrant an adjustment to the fixed pay of one NEO. Mr. McGinnis received a fixed pay increase from $440,000 to $500,000 effective August 8, 2011.

Variable pay recommendations were driven by HSBC USA’s financial performance in 2011 and are reflective of the strong progress HSBC USA has made in repositioning and transforming our business to ensure sustainable profitability and long-term growth. The Global Banking and Markets segment featured strong growth in outbound referrals and expanded connectivity for U.S. and international companies, but positive results were offset by weakened credit market conditions. In 2011, we had strong underlying performance in our Commercial Banking segment, with significant increases in overall loan growth and great strides in expanding our coastal presence. In the Retail Banking and Wealth Management segment, we continue to make steady progress in deepening our relationships with these key customers through investment, insurance and mortgage solutions. We believe the strength of our strategic objectives and the direction of our executive officers are united to support HSBC’s interests and that of HSBC’s shareholders. Recommended variable pay awards for HSBC USA were approved to be awarded to all of the Named Executive Officers.

Variable pay awarded to most employees in respect of 2011 performance is subject to deferral requirements under the 2010 HSBC Minimum Deferral Policy, which requires 10% to 50% of variable pay be awarded in the form of RSUs for HSBC Holdings plc that are subject to a three year vesting period. The deferral percentage increases in a graduated manner in relation to the amount of total variable pay awarded.

Some executives, however, are subject to a different set of deferral requirements because they are designated as Code Staff (“Code Staff”), as defined by the United Kingdom’s Financial Services Authority (“FSA”) Remuneration Code (“the Code”). HSBC USA, as a subsidiary of HSBC, must have remuneration practices for executive officers that comply with the Code, which requires firms to identify Code Staff employees. Code Staff are defined as all employees that have a material impact on the firm’s risk profile, including individuals who perform significant influence functions for a firm, executives, senior managers, and risk takers, as defined by the Code.

Variable pay awarded to Code Staff in respect of 2011 performance is subject to different deferral rates under the 2010 HSBC Minimum Deferral Policy than other employees. Variable pay awards in excess of $750,000 are subject to a 60% deferral rate and variable pay awards below $750,000 are subject to a 40% deferral rate. Deferral rates are applied to the total variable pay award less GPSP award amounts, if any. The deferral amounts are split equally between deferred cash and deferred RSUs. Thirty-three percent (33%) of the deferred cash and deferred RSUs vest on the first anniversary of the grant date, thirty-three percent (33%) on the second anniversary, and thirty-four percent (34%) on the third anniversary of the grant date. RSUs are subject to an additional six-month retention period upon becoming vested, with provision made for the release of shares as required to meet associated income tax obligations. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC Holdings plc shares over the period. Amounts not deferred are also split equally between non-deferred cash and non-deferred share awards. Non-deferred share awards granted are immediately vested, yet subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax obligations. Non-deferred cash awarded for 2011 performance will be paid on March 9, 2012. Deferred cash, deferred RSUs, and non-deferred shares will be granted on March 12, 2012.

Of the HSBC USA Named Executive Officers for 2011, Ms. Dorner and Messrs. Nolan and Sinyak were identified as Code Staff. As such, their respective variable pay awards for 2011 performance were paid in the following components:

•

Ms. Dorner’s total variable pay award for performance in 2011 is $2,350,000. She received a GPSP award of $350,000. The deferred portion of her variable pay consists of $600,000 in deferred cash and $600,000 in deferred RSUs. Ms. Dorner’s remaining variable pay is delivered in equal parts non-deferred cash ($400,000) and immediately-vested shares ($400,000).

•

Mr. Nolan’s variable pay award for performance in 2011 is $2,206,500. The deferred portion of his variable pay consists of $661,950 in deferred cash and $661,950 in deferred RSUs. Mr. Nolan’s remaining variable pay is delivered in equal parts non-deferred cash ($441,300) and immediately-vested shares ($441,300). Mr. Nolan did not receive a GPSP award.

HSBC USA Inc.

•

Mr. Sinyak’s variable pay award for performance in 2011 is $875,000. He received a GPSP award of $350,000. The deferred portion of his variable pay consists of $105,000 in deferred cash and $105,000 in deferred RSUs. Mr. Sinyak’s remaining variable pay is delivered in equal parts non-deferred cash ($157,500) and immediately-vested shares ($157,500).

Messrs. McGinnis and Gunton are not recognized as Code Staff employees and are not subject to the deferral rates applicable only to Code Staff. Under the 2010 HSBC Minimum Deferral Policy applicable to those not recognized as Code Staff, Messrs. McGinnis and Gunton each will receive 40% and 35%, respectively, in RSUs as a percent of their total variable pay award for performance in 2011. Messrs. McGinnis and Gunton did not receive GPSP awards.

The following table summarizes the compensation decisions made with respect to the NEOs for the 2010 and 2011 performance years. The table below differs from the Summary Compensation Table because we determine equity award amounts after the performance year concludes, while SEC rules require that the Summary Compensation Table include equity compensation in the year granted. Also, the Summary Compensation Table includes changes in pension value and non-qualified deferred compensation earnings and other elements of compensation as part of total compensation and those amounts are not shown in the table below.

	Fixed Pay(1)		Annual Discretionary Variable Cash(2)		Long-term Equity Incentive Award(3)		Total Compensation		Year over Year % Change
	2010	2011	2010	2011	2010	2011	2010	2011
Irene M. Dorner	$566,346	$700,000	$760,417	$1,000,000	$1,014,583	$1,350,000	$2,341,346	$3,050,000	30%
President and Chief Executive Officer

John T. McGinnis	$418,462	$463,077	$487,500	$510,000	$262,500	$340,000	$1,168,462	$1,313,077	12%
Executive Vice President and Chief Financial Officer

Patrick M. Nolan	N/A	$500,000	N/A	$1,103,250	N/A	$1,103,250	N/A	$2,706,500	-%
Senior Executive Vice President, Head of Global Banking and Markets Americas

Eli Sinyak(4)	N/A	$578,846	N/A	$262,500	N/A	$612,500	N/A	$1,453,846	-%
Senior Executive Vice President and Chief Operating Officer

C. Mark Gunton(5)	$514,157	$523,144	$422,500	$446,550	$227,500	$240,450	$1,164,157	$1,210,144	4%
Senior Executive Vice President, Chief Risk Officer

(1)

For Ms. Dorner, the amount for 2010 is reflective of the rebalancing of total compensation that was completed in 2010 and which shifted a portion of total compensation pay to fixed pay. The rebalance adjustment was effective June 28, 2010. Effective July 12, 2010 upon his appointment as Chief Financial Officer, Mr. McGinnis received a fixed pay increase from $400,000 to $440,000, which was unrelated to the rebalancing. Mr. McGinnis also received a fixed pay increase from $440,000 to $500,000 effective August 8, 2011.

(2)	Annual Discretionary Variable Cash amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year. Amounts include cash and deferred cash.

(3)

Long-term Equity Incentive Award amount pertains to the performance year indicated and is typically awarded in the first quarter of the subsequent calendar year. For example, the Long-Term Equity Incentive Award indicated for 2011 is earned in performance year 2011 but will be granted in March 2012. However, as required in the Summary Compensation Table, the grant date fair market value of equity granted in March 2011 is disclosed for the 2011 fiscal year under the column of Stock Awards in that table. The grant date fair value of equity granted in March 2012 will be disclosed for the under the column of Stock Awards in the Summary Compensation Table reported for the 2012 fiscal year. Long-term Equity Incentive Award amount includes immediately-vested shares, deferred RSUs and GPSP awards.

An exception to the above description exists for GPSP awards granted to Ms. Dorner in June 2011, which are included in the Long-term Equity Incentive Award amount for performance year 2010 despite not being granted in the first quarter of the subsequent calendar year. These awards were delayed awaiting shareholder approval of the HSBC Share Plan 2011, which was approved on May 27, 2011. As a result of the delayed grant date, Ms. Dorner’s award under the GPSP granted in June 2011 was also omitted from the HSBC USA Form 10-K for the year ending December 31, 2010.

HSBC USA Inc.

(4)

In his role as Chief Operating Officer of HSBC North America, Mr. Sinyak has oversight over HSBC USA, as well as HSBC Finance Corporation. Amounts discussed within the 2011 CD&A and also the accompanying executive compensation tables represent the full compensation paid to Mr. Sinyak for his role as Senior Executive Vice President and Chief Operating Officer for all three companies. Amounts shown only reflect compensation received from HSBC USA, HSBC Finance Corporation and HSBC North America beginning February 28, 2011 and do not reflect compensation received for fulfilling other roles within HSBC but outside of HSBC USA, HSBC Finance Corporation and HSBC North America. Mr. Sinyak has also been disclosed as an NEO in the HSBC Finance Corporation Form 10-K for the year ended December 31, 2011.

(5)

In his role as Chief Risk Officer of HSBC North America, Mr. Gunton has oversight over HSBC USA, as well as HSBC Finance Corporation. Amounts discussed within the 2011 CD&A and also the accompanying executive compensation tables represent the full compensation paid to Mr. Gunton for his role as Senior Executive Vice President, Chief Risk Officer for all three companies. Mr. Gunton has also been disclosed as an NEO in the HSBC Finance Corporation Form 10-K for the year ended December 31, 2011.

Compensation-Related Policies

Reduction or Cancellation of Deferred Cash and Long-Term Equity Incentive Awards, including “Clawbacks”   RSUs granted after January 1, 2010 and deferred cash granted after January 1, 2011 may be amended, reduced or cancelled by REMCO at any time at its sole discretion, before an award has vested. Amendments may include amending any performance conditions associated with the award or imposing additional conditions on the award. Further, the number of RSUs or the amount of deferred cash awarded may be reduced or the entire award of shares or cash may be cancelled outright.

Circumstances that may prompt such action by REMCO include, but are not limited to: participant conduct considered to be detrimental or bringing the business into disrepute; evidence that past performance was materially worse than originally understood; prior financial statements are materially restated, corrected or amended; and evidence that the employee or the employee’s business unit engaged in improper or inadequate risk analysis or failed to raise related concerns.

Additionally, all employees with unvested share awards or awards subject to a retention period will be required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.

Employment Contracts and Severance Protection  There are no employment agreements between HSBC USA and the NEOs.

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

Repricing of Stock Options and Timing of Option Grants  HSBC USA does not, and our parent, HSBC, does not, reprice stock option grants. In addition, neither HSBC USA nor HSBC has ever engaged in the practice known as “back-dating” of stock option grants, nor have we attempted to time the granting of historical stock options in order to gain a lower exercise price. For HSBC equity option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.

HSBC also offers to all employees a stock purchase plan under its Sharesave Plan in which an employee who commits to contributing up to 250 GBP each month for one, three or five years is awarded options to acquire HSBC ordinary shares. At the end of the term, the employee may opt to use the accumulated amount, plus interest, if any, to purchase shares under the option. The exercise price for each option is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term).

HSBC USA Inc.

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

Compensation Committee Interlocks and Insider Participation  As described in the 2011 CD&A, HSBC USA is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described above under “Oversight of Compensation Decisions.”

Compensation Committee Report  HSBC USA does not have a Compensation Committee. While the HSBC North America Board of Directors and HSBC USA Board of Directors were presented with information on proposed compensation for performance in 2011, the final decisions regarding remuneration policies and executive officer awards were made by REMCO or by Mr. Gulliver or Ms. Dorner, where REMCO has delegated final decisions. We, the members of the Board of Directors of HSBC USA, have reviewed the 2011 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2011 CD&A and believes it accurately reflects the policies and practices applicable to HSBC USA executive compensation in 2011. HSBC USA senior management has advised us that they believe the 2011 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2011 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.

Board of Directors of HSBC USA Inc.

William R. P. Dalton

Anthea Disney

Irene M. Dorner

Robert K. Herdman

Louis Hernandez. Jr.

Richard A. Jalkut

HSBC USA Inc.

Executive Compensation  The following tables and narrative text discuss the compensation awarded to, earned by or paid as of December 31, 2011 to (i) Ms. Irene M. Dorner who served as HSBC USA’s Chief Executive Officer, (ii) Mr. John T. McGinnis, who served as HSBC USA’s Chief Financial Officer, and (iii) the next three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving as executive officers as of December 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Irene M. Dorner(6)	2011	$700,000	$1,000,000	$1,014,583	$-	$-	$509,947	$424,952	$3,649,482
President and Chief	2010	$566,346	$760,417	$493,120	$-	$-	$364,959	$121,881	$2,306,723
Executive Officer

John T. McGinnis(6)	2011	$463,077	$510,000	$262,500	$-	$-	$(14,741)	$532,766	$1,753,602
Executive Vice	2010	$418,462	$487,500	$200,000	$-	$-	$47,166	$40,521	$1,193,649
President and Chief
Financial Officer

Patrick M. Nolan(6)	2011	$500,000	$1,103,250	$1,165,750	$-	$-	$136,387	$411,325	$3,316,712
Senior Executive Vice
President, Head of Global
Banking and Markets
Americas

Eli Sinyak(6,7)	2011	$578,846	$262,500	$753,228	$-	$-	$237,586	$1,336,304	$3,168,464
Senior Executive Vice
President and Chief
Operating Officer

C. Mark Gunton(6)	2011	$523,144	$446,550	$227,500	$-	$-	$446,837	$540,587	$2,184,618
Senior Executive Vice	2010	$514,157	$422,500	$300,000	$-	$-	$159,083	$797,513	$2,193,253
President, Chief Risk
Officer

(1)	Mr. McGinnis received a fixed pay increase from $440,000 to $500,000 effective August 8, 2011.

For Ms. Dorner, the amount for 2010 is reflective of rebalancing of total compensation that was completed in 2010 and which shifted a portion of total compensation pay to fixed pay. The rebalance adjustment was effective June 28, 2010. Separately, Mr. McGinnis received a fixed pay increase from $400,000 to $440,000 effective July 12, 2010 upon his appointment as Chief Financial Officer.

(2)

The amounts disclosed in 2011 are related to 2011 performance but were paid in March 2012. For Ms. Dorner and Messrs. Nolan and Sinyak, the amounts include a portion granted in the form of deferred cash, as disclosed under the Performance Year 2011 Compensation Actions. Ms. Dorner and Messrs. Nolan and Sinyak will become fully entitled to the deferred cash over a three year vesting period, and at the end of the vesting period, the deferred cash will be credited with a notional rate of return equivalent to the annual dividend yield of HSBC Holdings plc shares over the period.

(3)

Reflects the aggregate grant date fair value of awards granted during the year. The grants are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table. Dividend equivalents, in the form of cash or additional shares, are paid on all underlying shares of restricted shares or restricted share units at the same rate as dividends paid on shares of HSBC Holding plc.

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

Increase in values by plan for each participant are: Ms. Dorner – $316,828 (DBS Scheme, Samuel Montagu Section), $193,119 (UURBS); Mr. McGinnis – $5,565 (Pension Plan), $1,270 (SRIP), $(21,576) (NQDCP); Mr. Nolan – $136,387 (DBS Scheme, Midland Section); Mr. Sinyak – $170,423 (Pension Plan), $67,163 (SRIP); Mr. Gunton – $446,837 (ISRBS).

(5)

Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each Named Executive Officer, such as tax preparation services and expatriate benefits to the extent such perquisites and other personal benefits exceeded $10,000 in 2010. The following itemizes perquisites and other benefits for each Named Executive Officer who received perquisites and other benefits in excess of $10,000: Financial Planning and/or Executive Tax Services for Ms. Dorner and Messrs. Nolan and Sinyak were $579, $579, and $590, respectively; Executive Travel Allowances for Ms. Dorner and

HSBC USA Inc.

Messrs. Nolan, Sinyak, and Gunton were $54,686, $38,945, $13,673, and $65,036, respectively; Housing, Storage and Furniture Allowances for Ms. Dorner and Messrs. Nolan, Sinyak, and Gunton were $34,402, $274,839, $271,780, and $123,771, respectively; Relocation Expenses for Messrs. McGinnis and Sinyak were $518,066 and $205,962, respectively; Executive Physical and Medical Expenses for Ms. Dorner and Mr. Nolan were $8,504 and $171, respectively; Tax Equalization resulted in net payments to Ms. Dorner and Messrs. Nolan, Sinyak and Gunton of $324,606, $935, $844,299 and $242,588, respectively; Mortgage Subsidies for Mr. Gunton were $13,277; Children’s Educational Allowances for Messrs. Nolan and Gunton were $94,119 and $52,279, respectively; Additional Compensation for Ms. Dorner and Messrs. Nolan and Gunton were $2,175, $1,737, and $136, respectively.

All Other Compensation also includes HSBC USA’s contribution of $14,700 for the Mr. McGinnis’s participation in the HSBC – North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2011. In addition, Mr. Gunton had a company contribution in the HSBC International Retirement Benefit Plan (“IRBP”) for International Managers in amount of $43,500. The value of Mr. Gunton’s company contribution in the IRBP was calculated using an exchange rate from GBP to U.S. dollars of 1.5483. TRIP and IRBP are described under Savings and Pension Plans – Deferred Compensation Plans.

(6)

This table only reflects officers who were Named Executive Officers for the particular referenced years above. Ms. Dorner and Messrs. McGinnis and Gunton were not Named Executive Officers in fiscal year 2009 so the table only reflects each of their compensation for fiscal years 2010 and 2011. Messrs. Nolan and Sinyak were not Named Executive Officers in fiscal years 2009 and 2010 so the table only reflects each of their compensation for fiscal year 2011. Amounts shown for Mr. Sinyak represent compensation earned for his service as Chief Operating Officer for HSBC USA, HSBC Finance Corporation and HSBC North America. Mr. Gunton has also been disclosed as a Named Executive Officer in the HSBC Finance Corporation Form 10-K for the year ended December 31, 2011.

(7)

For Mr. Sinyak, amounts shown in salary, bonus, stock awards, and all other compensation columns only reflects compensation received from HSBC USA, HSBC Finance Corporation and HSBC North America beginning February 28, 2011 and does not reflect compensation received for fulfilling other roles within HSBC but outside of HSBC USA, HSBC Finance Corporation and HSBC North America.

HSBC USA Inc.

Grants of Plan-Based Awards Table

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date		Thres- hold ($)	Target ($)	Maxi- mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)
Irene M. Dorner	03/15/2011	(1)							49,739			$518,750
President and Chief	03/15/2011	(2)							33,159			$345,833
Executive Officer	03/15/2011	(3)		$518,750
	06/23/2011	(4)							15,412			$150,000

John T. McGinnis	03/15/2011	(5)							25,169			$262,500
Executive Vice President and Chief Financial Officer

Patrick M. Nolan	03/15/2011	(1)							67,066			$699,450
Senior Executive Vice	03/15/2011	(2)							44,710			$466,300
President, Head of Global	03/15/2011	(3)		$699,450
Banking and Markets
Americas

Eli Sinyak	03/15/2011	(1)							34,704			$361,937
Senior Executive Vice	03/15/2011	(2)							23,136			$241,291
President and Chief	03/15/2011	(3)		$361,937
Operating Officer	06/23/2011	(4)							15,412			$150,000

C. Mark Gunton	03/15/2011	(5)							21,813			$227,500
Senior Executive Vice President, Chief Risk Officer

(1)

Reflects grant of RSUs, which vests thirty-three percent (33%) on the first anniversary of the grant date, thirty-three percent (33%) on the second anniversary of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. Upon vesting, RSUs are subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 15, 2011 of GBP 6.50 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.6045.

(2)

Reflects grant of immediately-vested shares, yet subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 15, 2011 of GBP 6.50 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.6045.

(3)

Reflects grant of deferred cash, which vests thirty-three percent (33%) on the first anniversary of the grant date, thirty-three percent (33%) on the second anniversary of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. At the end of the vesting period, deferred cash is credited with a notional rate of return equal to the annual dividend yield of HSBC Holdings plc shares over the period. Mr. Sinyak’s deferred cash award was converted into U.S. dollars using the HKD exchange rate as of the date of grant which was 0.1284.

(4)

Reflects grant of GPSP awards, which vests one-hundred percent (100%) on March 15, 2016. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on June 23, 2011 of GBP 6.06 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.6071.

(5)

Reflects grant of RSUs, which vest thirty-three percent (33%) on the first anniversary of the grant date, thirty-three percent (33%) on the second anniversary of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 15, 2011 of GBP 6.50 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.6045.

HSBC USA Inc.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards						Stock Awards
										Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Irene M. Dorner							106,728	(3)	$811,445
President and Chief							34,376	(4)	$261,358
Executive Officer							51,920	(5)	$394,744
							15,762	(6)	$119,837

John T. McGinnis							37,619	(3)	$286,015
Executive Vice							23,522	(7)	$178,836
President and Chief							13,942	(4)	$106,000
Financial Officer							26,272	(5)	$199,744

Patrick M. Nolan							126,542	(3)	$962,090
Senior Executive Vice							63,274	(3)	$481,068
President, Global							132,522	(8)	$1,007,555
Banking And Markets Americas							70,006	(5)	$532,251

Eli Sinyak	45,901	(9)			GBP 7.9606	11/03/2013	114,488	(3)	$870,444
Senior Executive	45,901	(9)			GBP 7.2181	4/30/2014	38,283	(4)	$291,063
Vice President and							36,225	(5)	$275,416
Chief Operating Officer							15,762	(6)	$119,837

C. Mark Gunton							17,857	(3)	$135,765
Senior Executive Vice							20,913	(4)	$159,000
President, Chief Risk Officer							22,769	(5)	$173,111

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

(2)	The HSBC share market value of the shares on December 31, 2011 was GBP 4.9105 and the exchange rate from GBP to U.S. dollars was 1.5483.

(3)	This award will vest in full on March 5, 2012.

(4)	Thirty-three percent (33%) of this award vested on February 28, 2011, thirty-three percent (33%) vests on February 27, 2012, and thirty-four percent (34%) will vest on February 25, 2013.

(5)	Thirty-three percent (33%) of this award will vest on March 15, 2012, thirty-three percent (33%) will vest on March 15, 2013, and thirty-four percent (34%) will vest on March 17, 2014.

(6)	This award will vest in full on March 15, 2016.

(7)	This award will vest in full on April 30, 2012.

(8)	One half of this award will vest on February 27, 2012 and one half on February 25, 2013.

(9)	Reflects fully vested options adjusted for the HSBC share rights issue completed in April 2009.

HSBC USA Inc.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)		Value Realized on Vesting ($)(1)
Irene M. Dorner			94,065	(3)	$982,531
President and Chief Executive Officer

John T. McGinnis			45,872	(4)	$482,808
Executive Vice President and Chief Financial Officer

Patrick M. Nolan			62,626	(5)	$650,993
Senior Executive Vice President, Head of Global Banking and Markets Americas

Eli Sinyak			88,504	(6)	$935,719
Senior Executive Vice President and Chief Operating Officer

C. Mark Gunton			33,258	(7)	$351,965
Senior Executive Vice President, Chief Risk Officer

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise or release and the exchange rate from GBP to USD on the date of settlement.

(2)	Includes the release of additional awards accumulated over the vesting period and resulting from the rights issue completed in April 2009.

(3)	Includes the release of 33,572 shares granted on March 3, 2008, the partial release of 47,494 shares granted on March 1, 2010, and the release of 33,159 shares granted on March 15, 2011.

(4)	Includes the release of 30,222 shares granted on March 31, 2008 and the partial release of 19,262 shares granted on March 1, 2010.

(5)	Includes the partial release of 42,303 shares granted on March 3, 2008 and the release of 33,159 shares granted on March 15, 2011.

(6)	Includes the release of 38,181 shares granted on October 31, 2008, the partial release of 52,892 shares granted on March 1, 2010, and the release of 23,136 shares granted on March 15, 2011.

(7)	Includes the release of 17,991 shares granted on March 31, 2008 and the partial release of 28,894 shares granted on March 1, 2010.

HSBC USA Inc.

Pension Benefits

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Irene M. Dorner	DBS Scheme – Montagu	25.5	$2,367,747	(2)	$0
President and Chief Executive Officer	UURBS	25.5	$673,668		$0

John T. McGinnis	Pension Plan – Account Based	5.8	$30,670		$0
Executive Vice President and Chief Financial Officer	SRIP	4.8	$49,199		$0

Patrick M. Nolan	DBS Scheme – Midland Post	24.3	$546,414	(2)	$0
Senior Executive Vice President, Head of Global Banking and Markets Americas

Eli Sinyak	Pension Plan – Household	12.8	$461,180		$0
Senior Executive Vice President and Chief Operating Officer	SRIP	11.8	$899,789		$0

C. Mark Gunton	ISRBS	33.0	$3,743,915	(2)	$0
Senior Executive Vice President, Chief Risk Officer

(1)	Plan described under Savings and Pension Plans.

(2)	The amount was converted from GBP to USD using the exchange rate of 1.5483 as of December 31, 2011.

Savings and Pension Plans

Pension Plan  Pension Plan The HSBC – North America (U.S.) Pension Plan (“Pension Plan”), formerly known as the HSBC – North America (U.S.) Retirement Income Plan, is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer. As further described in Note 22, “Pension and Other Postretirement Benefits” in the accompanying consolidated financial statements, effective January 1, 2011, all employees who are eligible to participate in the Pension Plan will earn benefits under the Cash Balance formula only and not under any of the legacy formulas. However, the Legacy Household Formula (New) was amended in 2011 to provide an Adjusted Benefit Formula to all participants who were actively employed by of HSBC North America and its U.S. subsidiaries at any time in 2011 and do not meet the requirements for early retirement eligibility upon their termination of employment. The Adjusted Benefit Formula accelerated the service proration component of the Legacy Household benefit calculation that previously would have occurred only upon satisfying the age and service requirements for early retirement eligibility. This change was made to ensure full compliance with applicable regulations and eliminate the need to complete annual testing of early retirement benefits.

Supplemental Retirement Income Plan (SRIP)  The Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) is a non-qualified defined benefit retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the Pension Plan due to legal constraints applicable to all qualified plans. SRIP benefits are calculated without regard to these limits but are reduced effective January 1, 2008, for compensation deferred to the HSBC – North America Non-Qualified Deferred Compensation Plan (“NQDCP”). The resulting benefit is then reduced by the value of qualified benefits payable by the Pension Plan so that there is no duplication of payments. Benefits are paid in a lump sum to executives covered by a Household or Account Based Formula between July and December in the calendar year following the year of termination. No additional benefits have accrued or will accrue under SRIP after December 31, 2010.

HSBC USA Inc.

Formula for Calculating Benefits

Legacy Household Formula (New):  Applies to executives who were hired after December 31, 1989, but prior to January 1, 2000, by Household International, Inc. The normal retirement benefit at age 65 is the sum of (i) 51% of average salary that does not exceed the integration amount and (ii) 57% of average compensation in excess of the integration amount. For this purpose, compensation includes total fixed pay and cash variable (as earned); provided, effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP, and is averaged over the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement. The integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro-rata for executives who retire with less than 30 years of service. If an executive has more than 30 years of service, the percentages in the formula, (the 51% and 57%) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit percentages (51% and 57%) are reduced.

Account Based Formula:  Applies to executives who were hired by Household International, Inc. after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA after December 31, 1996 and became participants in the Pension Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual fixed pay for each calendar year of employment. For this purpose, compensation includes total fixed pay and cash incentives (as paid) (effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP). At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.

Provisions Applicable to All Formulas:  The amount of compensation used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2011 is $245,000. The limit for years after 2011 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).

HSBC Bank (UK) Pension Scheme – Defined Benefit Section (“DBS Scheme”)  The HSBC Bank (UK) Pension Scheme – Defined Benefit Section (“DBS”) is a non-contributory, defined benefit pension plan for employees of HSBC Bank plc. Benefits are determined under a number of different formulas that vary based on year of hire and employer. The Samuel Montagu Section of the DBS was merged into the DBS on January 17, 2000, and applies to executives who were hired by Samuel Montagu & Co. Ltd. prior to January 16, 2000. The normal retirement benefit at age 60 for members of the Executive section is 2/3rd of final pensionable fixed pay plus a one-time 3% increase under the terms of the agreement that transferred the assets and liabilities of the Samuel Montagu Pension Scheme to the HSBC Bank (UK) Pension Scheme – Defined Benefit Section. For executives earning over GBP100,000 at retirement, final pensionable fixed pay is the average basic annual fixed pay over the last three years before retirement. Executives who wish to retire before age 60 are eligible for an actuarially reduced benefit if they receive the consent of HSBC Bank (UK) and the DBS Trustee. The Midland Section for Post 74 Joiners of the DBS applies to executives who were hired after December 31, 1974, but prior to July 1, 1996, by HSBC Bank plc. The normal retirement benefit at age 60 is 1/60th of final fixed pay multiplied by number of years and complete months of Midland Section membership plus pensionable service credits up to a maximum of 40, reduced by 1/80th of the single person’s Basic State Pension for the 52 weeks prior to leaving pensionable service multiplied by number of years and complete months of Midland Section membership. For this purpose, final fixed pay is the actual fixed pay paid during the final 12 months of service for those earning an annualized fixed pay that is less than or equal to GBP100,000 at the time of retirement and the average fixed pay for the last three years before retirement for those earning an annualized fixed pay that is greater than

HSBC USA Inc.

GBP100,000 at the time of retirement. Executives who are at least age 50 may retire before age 60 in which case the retirement benefit is reduced actuarially.

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

HSBC International Retirement Benefits Scheme (Jersey) (“ISRBS”)  The HSBC International Staff Retirement Benefits Scheme (Jersey) (“ISRBS”) is a defined benefit plan maintained for certain international managers. Each member must contribute five percent of his fixed pay to the plan during his service, but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3 percent of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of his total compensation. Upon leaving service, the value of the member’s voluntary contribution fund, if any, shall be commuted for a retirement benefit.

The annual pension payable at normal retirement is 1/480 of the member’s final fixed pay for each completed month in the executive section, 1.25/480 of his final fixed pay for each completed month in the senior management section, and 1.50/480 of his final fixed pay for each completed month in the general management section. A member’s normal retirement date is the first day of the month coincident with or next following his 53rd birthday. Payments may be deferred or suspended but not beyond age 75.

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

The lump sum payable would be the cash sum equivalent of the member’s Anticipated Pension, where the Anticipated Pension is the notional pension to which the member would have been entitled if he had continued in service until age 53, computed on the assumption that his final fixed pay remains unaltered. In addition, where applicable, the member’s voluntary contributions fund will be paid as a lump sum.

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

Present Value of Accumulated Benefits

For the Account Based formula: The value of the notional account balances currently available on December 31, 2011.

For other formulas:  The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company’s audited financial statements for the period ending December 31, 2011. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2011.

HSBC USA Inc.

Deferred Compensation Plans

Tax Reduction Investment Plan  HSBC North America maintains the HSBC – North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $16,500 for 2011 (plus an additional $5,500 catch-up contribution for participants age 50 and over for 2011), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.

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

Supplemental Tax Reduction Investment Plan  HSBC North America also maintains the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is an unfunded plan for eligible employees of HSBC USA and its participating subsidiaries who are legacy Household employees and whose compensation exceeded limits imposed by the Internal Revenue Code. Beginning January 1, 2008, STRIP participants received a 6% contribution for such excess compensation, reduced by any amount deferred under the NQDCP, invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant. STRIP participants will no longer receive Employer contributions to STRIP were terminated effective December 31, 2010.

Non-Qualified Deferred Compensation Plan  HSBC North America maintains the NQDCP for the highly compensated employees in the organization, including executives of HSBC USA. Certain Named Executive Officers are eligible to contribute up to 80 percent of their fixed pay and/or cash variable pay in any plan year. Participants are required to make an irrevocable election with regard to the percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal, which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment.

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

HSBC International Retirement Benefit Plan (“IRBP”) for International Managers  The HSBC International Retirement Benefit Plan (“IRBP”) is a defined contribution retirement savings plan maintained for certain international managers who have attained the maximum number of years of service for participation in other plans covering international managers, including the ISRBS. Participants receive an employer paid contribution equal to 15% of fixed pay and may elect to contribute 2.5% of fixed pay as non-mandatory

HSBC USA Inc.

employee contributions, which contributions are matched by employer contributions. Additionally, participants can make unlimited additional voluntary contributions of fixed pay. The plan provides for participant direction of account balances in a wide range of investment funds and immediate vesting of all contributions.

Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans

Name	Executive Contributions in 2011(1)		Employer Contributions in 2011(2)	Aggregate Earnings in 2011	Aggregate Withdrawals/ Distributions in 2011	Aggregate Balance at 12/31/2011
Irene M. Dorner	N/A		N/A	N/A	N/A	N/A
President and Chief Executive Officer

John T. McGinnis	$57,035	(3)	$0	($21,326)	$0	$341,762
Executive Vice President and Chief Financial Officer

Patrick M. Nolan	N/A		N/A	N/A	N/A	N/A
Senior Executive Vice President, Head of Global Banking and Markets Americas

Eli Sinyak	N/A		$0	($886)	$0	$180,562
Senior Executive Vice President, Chief Operating Officer

C. Mark Gunton	$31,071		$43,500	($12,023)	N/A	$155,802
Senior Executive Vice President and Chief Risk Officer

(1)

For Mr. McGinnis, amount reflects contributions under the HSBC-North America Non-Qualified Deferred Compensation Plan (“NQDCP”). For Mr. Gunton, amount reflects contributions under the International Retirement Benefit Plan (“IRBP”) for International Managers, converted from GBP to USD using the exchange rate of 1.5483 as of December 31, 2011. Both the NQDCP and the IRBP for International Managers are described under Savings and Pension Plans.

(2)

For Mr. Sinyak and Mr. Gunton, amounts reflect contributions under the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is described under Savings and Pension Plans. Employer contributions were invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. Effective December 31, 2010, no additional employer contributions under STRIP will be made. Distributions are made in a lump sum upon termination of employment.

For Mr. Gunton, amount reflects contributions under the IRBP for International Managers, converted from GBP to USD using the exchange rate of 1.5483 as of December 31, 2011.

(3)

Mr. McGinnis’ elective deferrals into the NQDCP during 2011 consist of $27,785 of the 2011 fixed pay disclosed in the Summary Compensation Table and $29,250 of the 2010 cash variable pay disclosed in the Summary Compensation Table.

HSBC USA Inc.

Potential Payments Upon Termination Or Change-In-Control

The following tables describe the payments that HSBC USA would be required to make as of December 31, 2011 to Ms. Dorner and Messrs. McGinnis, Nolan, Sinyak and Gunton as a result of termination, retirement, disability or death or a change in control of the company as of that date. These amounts shown are in addition to those generally available to salaried employees, such as disability benefits, accrued vacation pay and COBRA continuation coverage or are specific to the Named Executive Officers, such as the amounts under the HSBC – North America (U.S.) Severance Pay Plan which is dependent on an employee’s fixed pay. The specific circumstances that would trigger such payments are identified, and the terms of such payments are defined under the HSBC – North America (U.S.) Severance Pay Plan and the particular terms of deferred cash awards and long-term equity incentive awards. As indicated in the 2011 CD&A, there are no employment agreements between HSBC USA and the Named Executive Officers.

Irene M. Dorner

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay
Restricted Stock/Units		$1,587,385	(1)	$1,587,385	(1)	$1,587,385	(1)		$1,587,385	(1)	$1,587,385	(1)	$1,587,385	(1)
Deferred Cash		$518,750	(2)	$518,750	(2)	$518,750	(2)		$518,750	(2)	$518,750	(2)	$518,750	(2)

(1)

This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2011.

(2)	This amount represents a full vesting of the outstanding deferred cash assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011.

John T. McGinnis

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$250,000	(1)
Restricted Stock/Units		$770,595	(2)	$770,595	(2)	$770,595	(2)		$770,595	(2)	$770,595	(2)	$770,595	(2)

(1)	Under the terms of the HSBC – North America (U.S.) Severance Pay Plan, Mr. McGinnis would receive 26 weeks of his current fixed pay upon separation from the company.

(2)

This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2011.

Patrick M. Nolan

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay
Restricted Stock/Units		$2,982,963	(1)	$2,982,963	(1)	$2,982,963	(1)		$2,982,963	(1)	$2,982,963	(1)	$2,982,963	(1)
Deferred Cash		$699,450	(2)	$699,450	(2)	$699,450	(2)		$699,450	(2)	$699,450	(2)	$699,450	(2)

(1)

This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2011.

(2)	This amount represents a full vesting of the outstanding deferred cash assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011.

HSBC USA Inc.

Eli Sinyak

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$350,000	(1)
Restricted Stock/Units		$1,556,760	(2)	$1,556,760	(2)	$1,556,760	(2)		$1,556,760	(2)	$1,556,760	(2)	$1,556,760	(2)
Deferred Cash		$361,937	(3)	$361,937	(3)	$361,937	(3)		$361,937	(3)	$361,937	(3)	$361,937	(3)

(1)	Under the terms of the HSBC – North America (U.S.) Severance Pay Plan, Mr. Sinyak would receive 26 weeks of his current fixed pay upon separation from the company.

(2)

This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2011.

(3)	This amount represents a full vesting of the outstanding deferred cash assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011.

C. Mark Gunton

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay
Restricted Stock/Units		$467,877	(1)	$467,877	(1)	$467,877	(1)		$467,877	(1)	$467,877	(1)	$467,877	(1)

(1)

This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011, and the amount is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2011.

Director Compensation  The following tables and narrative footnotes discuss the compensation earned by our Non-Executive Directors in 2011. As an Executive Director, Ms. Dorner does not receive any additional compensation for her service on the Board of Directors. Additionally, as a former Executive Director, Mr. Booker received no additional compensation for his service on the Board of Directors. Mr. Booker’s service on the Board of Directors concluded October 31, 2011.

During 2011, HSBC North America, HSBC USA and HSBC Finance Corporation adjusted compensation for the Non-Executive Directors in response to increased demands upon the Directors and the revised committee structure of the Board of Directors. The table below outlines the differences in the annual compensation program for Non-Executive Directors for the first half of 2011 compared to the second half of 2011.

HSBC USA Inc.

Annualized Compensation Rates for Non-Executive Directors

Related to Service on the Board of Directors and Committees for HSBC USA and HSBC North America

	Effective through June 30, 2011		Effective beginning July 1, 2011
Board Retainer
HSBC North America & HSBC USA	$210,000	HSBC North America	$105,000
		HSBC USA	$105,000
Audit Committee and Risk Committee
Audit and Risk Committee Chair for HSBC North America	$85,000	Audit Committee Chair for HSBC North America, HSBC USA and HSBC Finance Corporation	$80,000
Audit and Risk Committee Chair for HSBC USA	$65,000	Audit Committee Member for HSBC North America and HSBC USA	$20,000
Audit and Risk Committee Member for HSBC North America	$15,000
Audit and Risk Committee Member for HSBC USA	$15,000
—		Risk Committee Chair for HSBC North America, HSBC USA and HSBC Finance Corporation	$80,000
—		Risk Committee Member for HSBC North America and HSBC USA	$20,000
Fiduciary Committee
HSBC USA Co-Chair	$10,000	HSBC USA Co-Chair	$10,000
Compliance Committee
—		Compliance Committee Chair for HSBC North America and HSBC USA	$80,000
—		Compliance Committee Member for HSBC North America and HSBC USA	$50,000
Nominating Committee
—		Nominating Committee Chair for HSBC North America and HSBC USA	$40,000
—		Nominating Committee Member for HSBC North America and HSBC USA	$20,000

HSBC USA Inc.

The 2011 total compensation of our Non-Executive Directors in their capacities as directors of HSBC North America and HSBC USA, and in the case of Mr. Herdman, also as the director of HSBC Finance Corporation, is shown in the following table:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
William R.P. Dalton	$237,500	$-	$-	$-	$2,625	$240,125
Anthea Disney	$272,500	$-	$-	($27,015)	$2,625	$248,110
Robert K. Herdman	$465,000	$-	$-	$-	$919	$465,919
Louis Hernandez, Jr.	$247,500	$-	$-	$-	$2,625	$250,125
Richard A. Jalkut	$285,000	$-	$-	$-	$2,625	$287,625

(1)	Represents aggregate compensation for service on Board of Directors and Committees of HSBC North America, HSBC USA and, in the case of Mr. Herdman, HSBC Finance Corporation.

Fees paid to Mr. Dalton include the following amounts for service from January 1, 2011 to July 1, 2011: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC USA boards and $7,500 for membership on the HSBC USA Audit and Risk Committee. Fees paid to Mr. Dalton also include the following amounts for service from July 1, 2011 to December 31, 2011: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $3,333 for membership on the HSBC North America Audit Committee, and $6,667 for membership on the HSBC USA Audit Committee; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC USA Risk Committee.

Fees paid to Ms. Disney include the following amounts for service from January 1, 2011 to July 1, 2011: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC USA boards and $7,500 for membership on the HSBC USA Audit and Risk Committee. Fees paid to Ms. Disney also include the following amounts for service from July 1, 2011 to December 31, 2011: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $8,333 for membership on the HSBC North America Compliance Committee, $16,667 for membership on the HSBC USA Compliance Committee; $6,667 for serving as Chair of the Nominating Committee for HSBC North America, $13,333 for serving as Chair of the Nominating Committee for HSBC USA; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC USA Risk Committee.

Fees paid to Mr. Herdman include the following amounts for service from January 1, 2011 to July 1, 2011: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC Finance Corporation boards; $42,500 for serving as Chair of the HSBC North America Audit and Risk Committee, $27,500 for serving as Chair of the HSBC Finance Corporation Audit and Risk Committee, $32,500 for serving as Chair of the HSBC USA Audit and Risk Committee; and $20,000 in grandfathered fees related to his level of compensation in 2007. Fees paid to Mr. Herdman also include the following amounts for service from July 1, 2011 to December 31, 2011: $52,500 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $13,333 for serving as Chair of each of the Audit Committees of HSBC North America, HSBC Finance Corporation and HSBC USA; and $13,333 for serving as Chair of each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA.

Fees paid to Mr. Hernandez include the following amounts for service from January 1, 2011 to July 1, 2011: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC USA boards; $5,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee; and $7,500 for membership on the HSBC USA Audit and Risk Committee. Fees paid to Mr. Hernandez also include the following amounts for service from July 1, 2011 to December 31, 2011: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $5,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee; $3,333 for membership on the HSBC North America Audit Committee, and $6,667 for membership on the HSBC USA Audit Committee; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC USA Risk Committee.

Fees paid to Mr. Jalkut include the following amounts for service from January 1, 2011 to July 1, 2011: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC USA boards; $5,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee; $7,500 for membership on the HSBC North America Audit and Risk Committee; and $7,500 for membership on the HSBC USA Audit and Risk Committee. Fees paid to Mr. Jalkut also include the following amounts for service from July 1, 2011 to December 31, 2011: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC USA boards; $5,000 for serving as Co-Chair of the HSBC USA Fiduciary Committee; $13,333 for serving as Chair of the Compliance Committee for HSBC North America, $26,667 for serving as Chair of the Compliance Committee for HSBC USA; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC USA Risk Committee.

HSBC USA Inc.

(2)	HSBC USA does not grant stock awards or stock options to its Non-Executive Directors.

(3)

The HSBC USA Director Retirement Plan covers Non-Executive Directors elected prior to 1998. As an eligible Non-Executive Director with at least five years of service, Mr. Jalkut is eligible for the maximum retirement benefit upon the conclusion of his service on the Board. Mr. Jalkut will receive quarterly retirement benefit payments commencing at the later of age 65 or retirement from the Board, and continuing for ten years. Because he has completed at least 15 years of service, the annual amount of the retirement benefit he will receive is the annual retainer in effect at the time of the last Board meeting Mr. Jalkut will attend. If Mr. Jalkut should die, his beneficiary will receive a death benefit calculated as if Mr. Jalkut had retired on the date of death. If Mr.Jalkut is retired and dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to his beneficiary. The plan is unfunded and payment will be made out of the general funds of HSBC USA or HSBC Bank USA.

Non-Executive Directors elected prior to 1999 may elect to participate in the HSBC USA/HBUS Plan for Deferral of Directors’ Fees. Under this plan, they may elect to defer receipt of all or a part of their retainer. The deferred retainers accrue interest on a quarterly basis at the one year Employee Extra CD rate in effect on the first business day of each quarter. Upon retirement from the Board, the deferrals plus interest are paid to the Director in quarterly or annual installments over a five or ten year period. No eligible Director elected to defer receipt of their 2011 retainer into the HSBC USA/HBUS Plan for Deferral of Directors’ Fees.

The HSBC North America Directors Non-Qualified Deferred Compensation Plan allows Non-Executive Directors to elect to defer their cash fees in any plan year. Directors have the ability to defer up to 100% of their annual retainers and/or fees into the HSBC-North America Directors Non-Qualified Deferred Compensation Plan. Under this plan, pre-tax dollars may be deferred with the choice of receiving payouts while still serving on the Board of HSBC USA according to a schedule established by the Director at the time of deferral or a distribution after leaving the Board in either lump sum or quarterly installments. Amounts shown for Ms. Disney reflect the gains or losses calculated by reference to the actual earnings of the investment choices.

(4)

Components of All Other Compensation are disclosed in aggregate. Non-Executive Directors are offered, on terms that are not more favorable than those available to the general public, a MasterCard/Visa credit card issued by one of our subsidiaries with a credit limit of $15,000. HSBC USA guarantees the repayment of amounts charged on each card. We provide each Director with $250,000 of accidental death and dismemberment insurance for which the company paid a premium of $200 per annum for each participating Director and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,706 per annum for each participating Director. Mr. Herdman declined the personal excess liability insurance policy; the amount shown pertains to the annual premium for AD&D insurance exclusively. Premiums are pro-rated to the calendar quarter for participating Directors with less than one full calendar year of service on the Board. Additionally, in 2011, we provided to the Non-Executive Directors an Apple® iPad® tablet, at a cost of $719 per device.

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

Compensation Policies and Practices Related to Risk Management

All HSBC USA employees are eligible for some form of incentive compensation; however, those who actually receive payments are a subset of eligible employees, based on positions held and individual and business performance. Employees participate in either the annual discretionary variable pay plan, the primary incentive compensation plan for all employees, or in formulaic plans, which are maintained for specific groups of employees who are typically involved in production/call center or direct sales environments.

A key feature of HSBC’s remuneration policy is that it is risk informed, seeking to ensure that risk-adjusted returns on capital are factored into the determination of annual variable pay and that variable pay pools are calculated only after appropriate risk-adjusted return has accrued on shareholders’ capital. We apply Economic Profit (defined as the average annual difference between return on invested capital and HSBC’s benchmark cost of capital) and other metrics to develop variable pay levels and target a 12% to 15% return on shareholder equity. These requirements are built into the performance scorecard or the balanced scorecard of the senior HSBC executives and are incorporated in regional and business scorecards in an aligned manner, thereby ensuring that return, risk, and efficient capital usage shape reward considerations. The HSBC Group Chief Risk Officer and the Global Risk Function of HSBC provide input into the performance scorecard or the balanced scorecard, ensuring that key risk measures are included.

The use of a performance scorecard or a balanced scorecard framework ensures an aligned set of objectives and impacts the level of individual pay received, as achievement of objectives is considered when determining the

HSBC USA Inc.

level of variable pay awarded under the annual discretionary cash award plan. On a performance scorecard, objectives are separated into two categories: financial and non-financial. On a balanced scorecard, objectives are set under four categories: financial, process (including risk mitigation), customer, and people. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels.

In 2010, building upon the combined strengths of our performance and balanced scorecard and risk management processes, outside consultants were engaged to assist in the development of a formal incentive compensation risk management framework. Commencing with the 2011 objectives-setting process, standard risk performance measures and targets were established and monitored for employees who were identified as having the potential to expose the organization to material risks, or who are responsible for controlling those risks.

The Nominating and Governance Committee of HSBC North America and the Compensation and Performance Management Governance Sub-Committee (“CPMG Sub-Committee”) have been established, which among other duties, have oversight for objectives-setting and risk monitoring. As of January 1, 2012, the responsibilities of a previously ad-hoc Nominating Committee of Board of Directors of HSBC USA have been assumed by a permanent Nominating and Governance Committee of HSBC North America, and this Committee’s role has been expanded to include oversight and endorsement of certain compensation matters. As part of its duties, the Nominating and Governance Committee oversees the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees (“Covered Employees”) under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making variable pay recommendations. The Nominating and Governance Committee also can make recommendations concerning proposed performance assessments and incentive compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees, including any recommendations for reducing or canceling incentive compensation previously awarded. The recommendations related to employee compensation are incorporated into the submissions to the HSBC Holdings plc Remuneration Committee (“REMCO”) of the Board of Directors of HSBC, or to Mr. Gulliver and Ms. Dorner, in instances where REMCO has delegated remuneration authority.

In 2010, HSBC North America established the CPMG Sub-Committee within the existing HSBC North America Human Resources Steering Committee. The CPMG Sub-Committee was created to provide a more systematic approach to incentive compensation governance and to ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG Sub-Committee are senior executive representatives from HSBC North America’s staff and control functions, consisting of Risk, Compliance, Legal, Finance, Audit and Human Resources. The CPMG maintains the frameworks under which the risk in the responsibilities of employee is assessed and the determination of which employees are considered covered employees under guidelines on incentive compensation arrangements as published by the Federal Reserve Board is made. The CPMG also reviews the objectives assigned to employees and other measures used to ensure risk as appropriately considered in making variable compensation recommendations. These materials are provided to the HSBC North America Nominating and Governance Committee for review. The CPMG also makes recommendations to the HSBC North America Nominating and Governance Committee concerning the terms of any clawbacks of incentive compensation previously awarded to employees.

Risk oversight of formulaic plans is ensured through HSBC’s formal policies requiring that the HSBC North America Office of Operational Risk Management approve all plans relating to the sale of “credit,” which are those plans that impact employees selling loan products such as credit cards.

Incentive compensation awards are also impacted by controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation

HSBC USA Inc.

for ensuring excessive risk taking is avoided. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of the risk appetite process for HSBC USA. Risk Appetite is set by the Board of HSBC and is annually reviewed and approved by the HSBC North America Risk Management Committee and the HSBC North America Board of Directors.

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

The discretionary plan is designed to allow managers to exercise judgment in making variable pay recommendations, subject to appropriate oversight. When making award recommendations for an employee participating in the discretionary plan, performance against the objectives established in the performance scorecard or balanced scorecard is considered. Where objectives have been established with respect to risk and risk outcomes, managers will consider performance against these objectives when making variable pay award recommendations.

Participants in the discretionary plan are subject to the 2010 HSBC Minimum Deferral Policy, which provides minimum deferral guidelines for variable pay awards. Deferral rates applicable to compensation earned in performance year 2011, ranging from 0 to 60%, increase in relation to the level of variable pay earned and in respect of an employee’s classification under the United Kingdom’s Financial Services Authority (“FSA”) Remuneration Code (“the Code”), as further described under the section “Performance Year 2011 Compensation Actions” in the 2011 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred Restricted Share Units have a three-year graded vesting. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC Holdings plc shares over the period. The economic value of pay deferred in the form of Restricted Share Units will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Grants under the Group Performance Share Plan (“GPSP”) consist of a number of shares to which the employee will become fully entitled, generally over a five-year vesting period, subject to the individual remaining in employment. Shares that are released upon vesting of an award must be retained until the employee retires from or terminates employment with HSBC. An employee who retires from or terminates employment with “good leaver” status will have vested awards under the GPSP released immediately. An employee who terminates employment without “good leaver” status will have vested awards under the GPSP released in three equal installments on the first, second and third anniversaries of the termination of employment with HSBC.

An employee who terminates employment without “good leaver” status being granted by REMCO forfeits all unvested equity and deferred cash. A clawback provision has been added to deferred variable pay awards, as further described under the section “Reduction or Cancellation of Long-Term Equity Awards” in the 2011 CD&A. Additionally, all employees with unvested awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.

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

HSBC USA Inc.

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

The nature of the discretionary plan allows for compensation decisions to reflect individual and business performance based on performance or balanced scorecard achievements. Payments under the discretionary plan are not tied to a formula, which enables payments to be adjusted as appropriate based on individual performance, business performance, and risk assessment. Performance or balanced scorecards may also be updated as needed by leadership during the performance year to reflect significant changes in the operating plan, risk, or business strategy of HSBC USA. Additionally, the discretionary plan is reviewed annually by REMCO to ensure that it is meeting the desired objectives. The review includes a comparison of actual payouts against the targets established, a cost/benefit analysis, the ratio of payout to overall business performance and a review of any unintended consequences (e.g., deteriorating service standards).

Formulaic programs are reviewed and revised annually by HSBC North America Human Resources using an incentive plan review template, which highlights basic identifiers for overall plan performance. The review includes: an examination of overall plan expenditures versus actual business performance versus planned expenditures; an examination of individual pay out levels within plans; a determination of whether payment levels align with expected performance levels and market indicators; and a determination of whether the compensation mix is appropriate for the role in light of market practice and business philosophy.

In addition to the annual review, plan performance is monitored regularly by the business management and periodically by HSBC North America Human Resources, which tracks plan expenditures and plan performance to ensure that plan payouts are consistent with expectations. Calculations for plans are performed systematically based on plan measurement factors to ensure accurate calculation of incentives, and all performance payouts are subject to the review of the designated plan administrator to ensure payment and performance of the plan are tracking in line with expectations. Plan inventories are refreshed during the course of the year to identify plans to be eliminated, consolidated, or restructured based on relevant business and commercial factors. Finally, all plans contain provisions that enable modification of the plan if necessary to meet business objectives.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

HSBC USA Inc.’s common stock is 100 percent owned by HSBC North America Inc. (“HNAI”). HNAI is an indirect wholly owned subsidiary of HSBC.

HSBC USA Inc.

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2012, of HSBC ordinary shares or interests in HSBC ordinary shares and any of HSBC USA’s outstanding series of preferred stock, held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares and any HSBC USA outstanding series of preferred stock. No director or executive officer of HSBC USA owned any of HSBC’s American Depositary Shares, Series A at January 31, 2012.

	Number of Shares Beneficially Owned of HSBC Holdings plc(1)(2)	HSBC Shares That May Be Acquired Within 60 Days By Exercise of Options(3)	HSBC Restricted Shares Released Within 60 Days(4)	Number of HSBC Ordinary Share Equivalents(5)	Total HSBC Ordinary Shares(2)	HSBC USA Preferred Stock
Directors
Irene M. Dorner(6)	18,951	-	141,035	-	159,986	-
William R. P. Dalton	71,296	-	-	-	71,296	-
Anthea Disney	12	-	-	-	12	-
Robert K. Herdman	82	-	-	-	82	-
Louis Hernandez, Jr.	50	-	-	-	50	-
Richard A. Jalkut	50	-	-	-	50	-
Named Executive Officers
John T. McGinnis	44,227	-	53,254	-	97,481	-
C. Mark Gunton	693	-	35,827	-	36,520	-
Patrick M. Nolan	72,510	-	279,179	-	351,689	-
Eli Sinyak	6,421	91,802	145,568	-	243,791	-
All directors and executive officers as a group	327,547	495,447	1,393,569	-	2,216,563	-

(1)

Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Directors and executive officers as a group, 64,461.

(2)	Some of the shares included in the table above were held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2012 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC USA directors and executive officers through April 1, 2012 pursuant to the satisfaction of certain conditions.

(5)

Represents the number of ordinary share equivalents owned by executive officers under the HSBC-North America Employee Non-Qualified Deferred Compensation Plan. Some of the shares are held in American Depositary Shares, each of which represents five HSBC ordinary shares.

(6)	Also a Named Executive Officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons During the fiscal year ended December 31, 2011, HSBC USA was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest. During 2011, HSBC Bank USA provided loans to certain directors and executive officers of HSBC USA and its subsidiaries in

HSBC USA Inc.

the ordinary course of business. Such loans were provided on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to HSBC USA and do not involve more than the normal risk of collectability or present other unfavorable features.

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

The vote of a majority of disinterested members of the Board of Directors is required for the approval or ratification of any Transaction with a Related Person. The Board of Directors may approve or ratify a Transaction with a Related Person if the Board of Directors determines, in its business judgment, based on the review of all available information, that the transaction is fair and reasonable to, and consistent with the best interests of, HSBC USA and its subsidiaries. In making this determination, the Board of Directors will consider, among other things, (i) the business purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (iii) whether the interest of the director, executive officer or family

HSBC USA Inc.

member in the transaction is material and (iv) whether the transaction would violate any provision of the HSBC North America Holdings Inc. Statement of Business Principles and Code of Ethics, the HSBC USA Inc. Code of Ethics for Senior Financial Officers or the HSBC USA Inc. Corporate Governance Standards, as applicable.

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

According to the HSBC USA’s Inc. Corporate Governance Standards, a majority of the members of the Board of Directors must be independent. The composition requirement for each committee of the Board of Directors is as follows:

Committee	Independence/Member Requirements
Audit Committee	Chair and all voting members
Compliance Committee	A majority of voting members
Fiduciary Committee	Chair and all voting members
Risk Committee	Chair and all voting members

Ms. Disney and Messrs. Dalton, Herdman, Hernandez and Jalkut are considered to be independent directors. Ms. Dorner currently serves as President and Chief Executive Officer of HSBC USA and HSBC Bank USA. She also serves as a director and Chief Executive Officer of HSBC North America and a Group Managing Director at HSBC. Because of the positions held by Ms. Dorner, she is not considered to be an independent director. Niall S.K. Booker served as Chairman of the Board of HSBC Finance Corporation from July 12, 2010 until October 31, 2011. He was also Chief Executive Officer and a director of HSBC North America and a Group General Manager of HSBC. Because of the positions held by Mr. Booker, he was not considered to be an independent director.

See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14. Principal Accounting Fees and Services

Audit Fees The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during both fiscal years ended December 31, 2011 and 2010 were $6 million. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.

Audit Related Fees The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2011 and 2010 was $63,000 and $960,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.

Tax Fees Total fees billed by KPMG LLP for tax related services for the fiscal year ended December 31, 2010 was $40,000. There were no such fees for the fiscal year ended December 31, 2011. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.

HSBC USA Inc.

All Other Fees The aggregate amount billed by KPMG LLP for other services performed during the fiscal year ended December 31, 2011 was $15,239. There were no such fees for the fiscal year ended December 31, 2010. These services included fees related to corporate governance matters.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated February 27, 2012 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

HSBC USA Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income (Loss)

Consolidated Balance Sheet

Consolidated Statement of Cash Flows

Consolidated Statement of Changes in Shareholders’ Equity

HSBC Bank USA, National Association and Subsidiaries:

Consolidated Balance Sheet

Notes to Financial Statements

(a)(2) Not applicable.

(a)(3) Exhibits

3(i)	Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 3 to HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibits 3.2 and 3.3 to HSBC USA Inc.’s Current Report on Form 8-K filed April 4, 2005; Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K filed October 14, 2005 and Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K filed May 22, 2006).

3(ii)	By-Laws (incorporated by reference to Exhibit 3.3 to HSBC USA Inc.’s Current Report on Form 8-K filed May 17, 2010).

4.1	Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Wells Fargo Bank, National Association, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-158358).

HSBC USA Inc.

4.2	Senior Indenture, dated as of March 31, 2006, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-133007, Exhibit 4.16 to HSBC USA Inc.’s Current Report on Form 8-K filed April 21, 2006, Exhibit 4.17 to HSBC USA Inc.’s Current Report on Form 8-K filed August 15, 2008, Exhibit 4.18 to HSBC USA Inc.’s Current Report on Form 8-K filed August 15, 2008, Exhibit 4.19 to HSBC USA Inc.’s Current Report on Form 8-K filed December 16, 2008, and Exhibit 4.20 to HSBC USA Inc.’s Current Report on Form 8-K filed December 17, 2008).

4.3	Senior Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-42421, and Exhibit 4.1 to HSBC USA Inc.’s Current Report on Form 8-K filed November 28, 2005).

4.4	Subordinated Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-42421, and Exhibit 4.1 to HSBC USA Inc.’s Current Report on Form 8-K filed September 27, 2010).

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

21	Subsidiaries of HSBC USA Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page of this Form 10-K).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1,2)

101.SCH	XBRL Taxonomy Extension Schema Document(1,2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1,2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1,2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1,2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1,2)

[1]

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the year ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheet as of December 31. 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.

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

HSBC USA Inc.

Index

Accounting:
new pronouncements 133, 150
policies (critical) 45
policies (significant) 150
Assets:
by business segment 234
consolidated average balances 138
fair value measurements 248
nonperforming 91
trading 57, 165
Asset-backed commercial paper conduits 239
Asset-backed securities 50, 112, 166, 167
Audit committee 115, 281
Auditors’ report:
financial statement opinion 140
internal control opinion 141
Balance sheet:
consolidated 143
consolidated average balances 138
review 54
Basel II 13, 24, 42
Basel III 13, 24, 119
Basis of reporting 42, 150
Business:
consolidated performance review 36
operations 4
organization history 4
Capital:
2012 funding strategy 103
common equity movements 100
consolidated statement of changes 145
regulatory capital 237
selected capital ratios 101, 237
Cash flow (consolidated) 146
Cautionary statement regarding forward-looking statements 16
Collateral — pledged assets 261
Collateralized debt obligations 50, 113
Commercial banking segment results (IFRSs) 75, 234
Committees 115, 280
Competition 16
Compliance risk 114, 130
Contingent liabilities 261
Controls and procedures 273
Corporate governance and controls 16, 273
Customers 8
Credit card fees 66
Credit quality 81
Credit risk:
accounting policy 153

adjustment 35
component of fair value option 206
concentration 188
critical accounting policy 45
exposure 98
management 116
related contingent features 204
related arrangements 243
Compliance risk 114, 130
Critical accounting policies and estimates 45
Current environment 31
Deferred tax assets 53, 208
Deposits 58, 100, 196
Derivatives:
accounting policy 158
cash flow hedges 201
critical accounting policy 51
fair value hedges 200
notional value 205
trading and other 202
Directors:
biographies 273
board of directors 273
executive 277
compensation (executives) 286
responsibilities 280
Discontinued operations 8, 40, 162
Employees:
compensation and benefits 286
number of 8
Equity:
consolidated statement of changes 145
ratios 101, 237
Equity securities available-for-sale 166
Estimates and assumptions 45, 151
Eurozone exposures 94
Executive overview 31
Fair value measurements:
assets and liabilities recorded at fair value on a recurring basis 250 assets and liabilities recorded at fair value on a non-recurring basis 254 control over valuation process 108
financial instruments 248
hierarchy 109
transfers into/out of level one and two 110, 252
transfers into/out of level two and three 111, 252
valuation techniques 255
Fiduciary risk 114, 131
Financial assets:
designated at fair value 205

HSBC USA Inc.

reclassification under IFRSs 43
Financial highlights metrics 29
Financial liabilities:
designated at fair value 206
fair value of financial liabilities 248, 250
Forward looking statements 16
Funding 8, 41, 103
Future prospects 42
Gain on instruments designated at fair value and related derivatives 206
Gains less losses from securities 35, 68, 174
Global Banking and Markets:
balance sheet data (IFRSs) 236
loans and securities reclassified (IFRSs) 232
segment results (IFRSs) 77, 234
Geographic concentration of receivables 190
Goodwill :
accounting policy 158
critical accounting policy 47
Guarantee arrangements 243
Impairment:
available-for-sale securities 170
credit losses 39, 64, 81, 190
nonperforming loans 188
impaired loans 92, 180
Income (loss) from financial instruments designated at fair value, net 70, 206
Income statement 142
Intangible assets 194
Income taxes:
accounting policy 160
critical accounting policy — deferred taxes 53
expense 207
Internal control 273
Interest rate risk 121
Key performance indicators 29
Legal proceedings 28
Leveraged finance transactions 206
Liabilities:
commitments, lines of credit 103, 243
deposits 58, 100, 196
financial liabilities designated at fair value 205
long-term debt 59, 198
short-term borrowings 59, 197
trading 57, 165
Lease commitments 261
Liquidity and capital resources 99
Liquidity risk 118
Litigation and regulatory matters 28, 262
Loans:
by category 55, 176

by charge-off (net) 89, 191
by delinquency 87, 187
criticized assets 93, 185
geographic concentration 190
held for sale 56, 193
impaired 92, 180
nonperforming 91, 186
overall review 55
purchases from HSBC Finance 226
risk concentration 188
troubled debt restructures 180
Loan impairment charges — see Provision for credit losses
Loan-to-deposits ratio 29
Market risk 124
Market turmoil:
current environment 31
exposures 34
impact on liquidity risk 99
structured investment vehicles 238
variable interest entities 238
Monoline insurers 34, 99, 110, 173
Mortgage lending products 55, 176
Mortgage servicing rights 52, 194
Net interest income 61
New accounting pronouncement adopted 161
New accounting pronouncements to be adopted in future periods 133
Off balance sheet arrangements 104
Operating expenses 71
Operational risk 129
Other revenue 66
Other segment results (IFRSs) 80, 234
Pension and other postretirement benefits:
accounting policy 160
Performance, developments and trends 36
Pledged assets 261
Private banking segment results (IFRSs) 79, 234
Profit (loss) before tax:
by segment — IFRSs 234
consolidated 36, 142
Properties 27
Property, plant and equipment:
accounting policy 157
Provision for credit losses 37, 64, 190
Ratios:
capital 101, 237
charge-off (net) 89
credit loss reserve related 83
delinquency 87
earnings to fixed charges — Exhibit 12
efficiency 38, 71, 91

HSBC USA Inc.

financial 30
loans-to-deposits 30
Real estate owned 60
Reconciliation of U.S. GAAP results to IFRSs 43
Refreshed loan-to-value 56
Regulation 9
Related party transactions 225
Reputational risk 114, 131
Results of operations 61
Retail banking and wealth management segment results (IFRSs) 73, 234
Risks and uncertainties 17
Risk elements in the loan portfolio 188
Risk factors 17
Risk management:
credit 116
compliance 130
fiduciary 131
interest rate 121
liquidity 118
market 124
operational 129
reputational 131
strategic 132
Securities:
fair value 108, 166
impairment 170
maturity analysis 175
Segment results — IFRSs basis:
retail banking and wealth management 73, 234

commercial banking 75, 234
global banking and markets 77, 234
private banking 79, 234
other 80, 234
overall summary 73, 230
Selected financial data 29
Senior management:
biographies 277
Sensitivity:
projected net interest income 124
Share-based payments:
accounting policy 160
Statement of changes in shareholders’ equity 145
Statement of changes in comprehensive income 145
Statement of income (loss) 142
Strategic risk 132
Stress testing 115
Table of contents 2
Tax expense 207
Trading:
assets 57, 165
derivatives 57, 165
liabilities 57, 165
portfolios 165
Trading revenue (net) 67
Troubled debt restructures 180
Value at risk 122
Variable interest entities 238
Unresolved staff comments 27

HSBC USA Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC USA Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 27th day of February 2012.

HSBC USA INC.

By:	/s/ Irene M. Dorner
Irene M. Dorner
President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC USA Inc. and in the capacities indicated on this the 27th day of February 2012.

Signature	Title

/S/ (I. M. DORNER) (I. M. Dorner)	President, Chief Executive Officer, Chairman and Director (as Principal Executive Officer)

/S/ (W. R. P. DALTON) (W. R. P. Dalton)	Director

/S/ (A. DISNEY) (A. Disney)	Director

/S/ (R. K. HERDMAN) (R. K. Herdman)	Director

/S/ (L. HERNANDEZ, JR.) (L. Hernandez, Jr.)	Director

HSBC USA Inc.

Signature	Title

/S/ (R. A. JALKUT) (R. A. Jalkut)	Director

/S/ (J. T. MCGINNIS) (J. T. McGinnis)	Executive Vice President and Chief Financial Officer (as Principal Financial Officer)

/S/ (E. K. FERREN) (E. K. Ferren)	Executive Vice President and Chief Accounting Officer (as Principal Accounting Officer)

Exhibit Index

3(i)	Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 3 to HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibits 3.2 and 3.3 to HSBC USA Inc.’s Current Report on Form 8-K filed April 4, 2005; Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K filed October 14, 2005 and Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K filed May 22, 2006).
3(ii)	By-Laws (incorporated by reference to Exhibit 3.3 to HSBC USA Inc.’s Current Report on Form 8-K filed May 17, 2010).
4.1	Senior Indenture, dated as of March 31, 2009, by and between HSBC USA Inc. and Wells Fargo Bank, National Association, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-158358).
4.2	Senior Indenture, dated as of March 31, 2006, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas, as trustee, as amended and supplemented (incorporated by reference to Exhibit 4.1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-133007, Exhibit 4.16 to HSBC USA Inc.’s Current Report on Form 8-K filed April 21, 2006, Exhibit 4.17 to HSBC USA Inc.’s Current Report on Form 8-K filed August 15, 2008, Exhibit 4.18 to HSBC USA Inc.’s Current Report on Form 8-K filed August 15, 2008, Exhibit 4.19 to HSBC USA Inc.’s Current Report on Form 8-K filed December 16, 2008, and Exhibit 4.20 to HSBC USA Inc.’s Current Report on Form 8-K filed December 17, 2008).
4.3	Senior Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-42421, and Exhibit 4.1 to HSBC USA Inc.’s Current Report on Form 8-K filed November 28, 2005).
4.4	Subordinated Indenture, dated as of October 24, 1996, by and between HSBC USA Inc. and Deutsche Bank Trust Companies Americas (as successor in interest to Bankers Trust Company), as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HSBC USA Inc.’s Registration Statement on Form S-3, Registration No. 333-42421, and Exhibit 4.1 to HSBC USA Inc.’s Current Report on Form 8-K filed September 27, 2010).
12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).
21	Subsidiaries of HSBC USA Inc.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1,2)
101.SCH	XBRL Taxonomy Extension Schema Document(1,2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1,2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1,2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1,2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1,2)

[1]

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the year ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheet as of December 31. 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.

[2]

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.