Form 10-Q
period 2012-03-31
HSBC USA INC /MD/
filed 2012-05-08
CIK 83246

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

FORM 10-Q

HSBC USA Inc.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2012	2011
	(in millions)
Interest income:
Loans	$463	$449
Securities	305	319
Trading assets	33	51
Short-term investments	26	31
Other	11	12

Total interest income	838	862

Interest expense:
Deposits	76	67
Short-term borrowings	9	13
Long-term debt	154	151
Other	12	1

Total interest expense	251	232

Net interest income	587	630
Provision for credit losses	-	(2)

Net interest income after provision for credit losses	587	632

Other revenues:
Credit card fees	30	32
Other fees and commissions	194	200
Trust income	25	28
Trading revenue	198	224
Other securities gains, net	30	44
Servicing and other fees from HSBC affiliates	56	46
Residential mortgage banking revenue (loss)	25	(35)
Gain (loss) on instruments designated at fair value and related derivatives	(212)	21
Other income	21	31

Total other revenues	367	591

Operating expenses:
Salaries and employee benefits	280	293
Support services from HSBC affiliates	368	316
Occupancy expense, net	59	68
Other expenses	149	254

Total operating expenses	856	931

Income from continuing operations before income tax expense	98	292
Income tax expense (benefit)	18	(13)

Income from continuing operations	80	305

Discontinued operations (Note 2):
Income from discontinued operations before income tax expense	241	268
Income tax expense	86	94

Income from discontinued operations	155	174

Net income	$235	$479

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31,	2012	2011
	(in millions)
Net income	$235	$479
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	(127)	(147)
Other-than-temporary impaired debt securities available-for-sale(1)	-	1
Other-than-temporary impaired debt securities held-to-maturity(1)	-	11
Adjustment to reverse other-than-temporary impairment on securities held-to-maturity due to deconsolidation of a variable interest entity	-	142
Derivatives classified as cash flow hedges	37	(4)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	1	1

Other comprehensive income, net of tax	(89)	4

Comprehensive income	$146	$483

(1)

During the three months ended March 31, 2012 and 2011, there were no other-than-temporary impairment (“OTTI”) losses on securities recognized in other revenues and no OTTI losses in the non-credit component on securities were recognized in accumulated other comprehensive income.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2012	December 31, 2011
	(in millions)
Assets(1)
Cash and due from banks	$1,573	$1,616
Interest bearing deposits with banks	23,038	25,454
Federal funds sold and securities purchased under agreements to resell	8,439	3,109
Trading assets	36,053	38,800
Securities available-for-sale	53,509	53,281
Securities held-to-maturity (fair value of $2.2 billion and $2.3 billion at March 31, 2012 and December 31, 2011, respectively)	1,949	2,035
Loans	53,869	51,867
Less – allowance for credit losses	603	743

Loans, net	53,266	51,124

Loans held for sale (includes $410 million and $377 million designated under fair value option at March 31, 2012 and December 31, 2011, respectively)	3,393	3,670
Properties and equipment, net	442	458
Intangible assets, net	312	242
Goodwill	2,228	2,228
Other assets	6,647	6,369
Other branch related assets held for sale	483	440
Assets of discontinued operations	19,643	21,454

Total assets	$210,975	$210,280

Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$18,638	$20,592
Interest bearing (includes $10.0 billion and $9.8 billion designated under fair value option at March 31, 2012 and December 31, 2011, respectively)	74,143	73,474
Deposits in foreign offices:
Noninterest bearing	1,866	1,912
Interest bearing	27,603	28,607
Deposits held for sale	15,277	15,144

Total deposits	137,527	139,729
Short-term borrowings	11,991	16,009
Long-term debt (includes $6.0 billion and $5.0 billion designated under fair value option at March 31, 2012 and December 31, 2011, respectively)	19,669	16,709

Total debt	169,187	172,447
Trading liabilities	18,110	14,186
Interest, taxes and other liabilities	4,192	4,223
Other branch related liabilities held for sale	10	11
Liabilities of discontinued operations	848	911

Total liabilities	192,347	191,778

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 shares issued and outstanding at March 31, 2012 and December 31, 2011)	-	-
Additional paid-in capital	13,813	13,814
Retained earnings	2,697	2,481
Accumulated other comprehensive income	553	642

Total common shareholder’s equity	17,063	16,937

Total shareholders’ equity	18,628	18,502

Total liabilities and shareholders’ equity	$210,975	$210,280

(1)

The following table summarizes assets and liabilities related to variable interest entities (“VIEs”) as of March 31, 2012 and December 31, 2011 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED) (Continued)

	March 31, 2012	December 31, 2011
	(in millions)
Assets
Interest bearing deposits with banks	$107	$108
Other assets	523	520

Total assets	$630	$628

Liabilities
Long-term debt	$55	$55
Interest, taxes and other liabilities	170	166
Liabilities of discontinued operations	-	541

Total liabilities	$225	$762

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2012	2011
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-

Additional paid-in capital
Balance at beginning of period	13,814	13,785
Capital contributions from parent	-	21
Employee benefit plans and other	(1)	2

Balance at end of period	13,813	13,808

Retained earnings
Balance at beginning of period	2,481	1,536
Net income	235	479
Cash dividends declared on preferred stock	(19)	(18)

Balance at end of period	2,697	1,997

Accumulated other comprehensive income (loss)
Balance at beginning of period	642	(153)
Other comprehensive income, net of tax	(89)	4

Balance at end of period	553	(149)

Total shareholders’ equity	$18,628	$17,221

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2012	2011
	(in millions)
Cash flows from operating activities
Net income	$235	$479
Income from discontinued operations	155	174

Income from continuing operations	80	305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	76
Impairment of internally developed software	-	78
Provision for credit losses	-	(2)
Realized gains on securities available-for-sale	(30)	(44)
Net change in other assets and liabilities	98	(318)
Change in loans held for sale:
Originations of loans	(675)	(1,052)
Sales and collection of loans held for sale	816	1,126
Net change in trading assets and liabilities	6,689	192
Lower of cost or fair value adjustments on loans held for sale	10	12
Mark-to-market (gains) losses on financial instruments designated at fair value and related derivatives	212	(21)
Net change in fair value of derivatives and hedged items	(67)	(73)

Cash provided by operating activities – continuing operations	7,184	279
Cash provided by operating activities – discontinued operations	489	517

Net cash provided by operating activities	7,673	796

Cash flows from investing activities
Net change in interest bearing deposits with banks	2,416	(19,636)
Net change in federal funds sold and securities purchased under agreements to resell	(5,330)	1,462
Securities available-for-sale:
Purchases of securities available-for-sale	(9,575)	(4,818)
Proceeds from sales of securities available-for-sale	4,392	8,499
Proceeds from maturities of securities available-for-sale	4,409	991
Securities held-to-maturity:
Proceeds from maturities of securities held-to-maturity	86	371
Change in loans:
Originations, net of collections	(1,704)	(2,550)
Loans sold to third parties	48	629
Net cash used for acquisitions of properties and equipment	(1)	(5)
Other, net	(79)	(7)

Cash used in investing activities – continuing operations	(5,338)	(15,064)
Cash provided by investing activities – discontinued operations	1,407	1,547

Net cash used in investing activities	(3,931)	(13,517)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Three Months Ended March 31,	2012	2011
	(in millions)
Cash flows from financing activities
Net change in deposits	(2,340)	12,082
Debt:
Net change in short-term borrowings	(4,018)	1,260
Issuance of long-term debt	3,436	776
Repayment of long-term debt	(839)	(825)
Repayment of debt issued related to the sale and leaseback of 452 Fifth Avenue property	(9)	(11)
Other increases in capital surplus	(1)	2
Dividends paid	(19)	(18)

Cash provided by (used in) financing activities – continuing operations	(3,790)	13,266
Cash provided by (used in) financing activities – discontinued operations	5	(147)

Net cash provided by (used in) financing activities	(3,785)	13,119

Net change in cash and due from banks	(43)	398
Cash and due from banks at beginning of period(1)	1,616	1,693

Cash and due from banks at end of period(2)	$1,573	$2,091

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$18	$132
Transfer of loans to held for sale	138	-

(1)	Cash at beginning of period includes $117 million for discontinued operations as of January 1, 2011.

(2)	Cash at end of period includes $123 million for discontinued operations as of March 31, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively “HUSI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC USA Inc. and its subsidiaries may also be referred to in this Form 10-Q as “we”, “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

2.    Discontinued Operations

Sale of Certain Credit Card Operations to Capital One  On August 10, 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance, HSBC USA Inc. and other wholly-owned affiliates entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). This transaction was completed on May 1, 2012. The sale included our GM and UP credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. We recorded lower of amortized cost or fair value adjustments totaling $937 million on these receivables since being classified as held for sale as a component of Assets of discontinued operations on our balance sheet during the third quarter of 2011, of which $333 million was recorded in the three months ended March 31, 2012 and is reflected in other revenues in the table below. This fair value adjustment was largely offset by held for sale accounting adjustments

HSBC USA Inc.

in which loan impairment charges and premium amortization are no longer recorded. The total final cash consideration expected to be allocated to us based upon April 30, 2012 balances is approximately $19.2 billion, which will not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value.

The sale to Capital One did not include credit card receivables associated with HSBC Bank USA’s legacy credit card program and, therefore, are excluded from the table below. However a portion of these receivables are being sold to First Niagara Bank, N.A. and HSBC Bank USA will continue to offer credit cards to HSBC Bank USA’s customers. No significant one-time closure costs have been incurred as a result of exiting these portfolios. In connection with the sale of our credit card portfolio to Capital One, we have entered into an outsourcing arrangement with Capital One with respect to the servicing of our remaining credit card portfolio.

Because the credit card and private label receivables sold were classified as held for sale prior to disposition and the operations and cash flows from these receivables will be eliminated from our ongoing operations post-disposition without any significant continuing involvement, we have determined we have met the requirements to report the results of these credit card and private label card receivables being sold as discontinued operations and have included these receivables in Assets of discontinued operations on our balance sheet for all periods presented.

The following summarizes the results of operations of our discontinued credit card operations for the periods presented.

Three Months Ended March 31,	2012	2011
	(in millions)
Interest income	$589	$474
Interest expense(1)	40	60

Net interest income	549	414
Provision for credit losses(2)	-	108

Net interest income after provision for credit losses	549	306
Other revenues(3)	(137)	133
Operating expenses	171	169

Income from discontinued operations before income tax	$241	$270

(1)

Interest expense was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

(2)

For the period following the transfer of the receivables to held for sale, the receivables are carried at the lower of amortized cost or fair value. As a result, we no longer record provisions for credit losses, including charge-offs, for these receivables.

(3)	Included in other revenues for the three months ended March 31, 2012 was a $333 million lower of amortized cost or fair value adjustment.

HSBC USA Inc.

The following summarizes the assets and liabilities of our discontinued credit card operations at March 31, 2012 and December 31, 2011 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. The assets and liabilities of discontinued operations were considered held for sale at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(in millions)
Loans, net(1)	$19,444	$21,185
Other assets	199	269

Assets of discontinued operations	$19,643	$21,454

Deposits in domestic offices – noninterest bearing	$40	$35
Other liabilities	808	876

Liabilities of discontinued operations	$848	$911

(1)	At March 31, 2012 and December 31, 2011, the receivables are carried at the lower of amortized cost or fair value.

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

The exit of our Banknotes Business was completed in the second quarter of 2011 with the sale of our European Banknotes Business to HSBC Bank plc. The table below summarizes the operating results of our Banknotes Business for the periods presented.

Three Months Ended March 31,	2012	2011
	(in millions)
Net interest income and other revenues	$-	$16
Income (loss) from discontinued operations before income tax (benefit) expense	-	(2)

At March 31, 2012 and December 31, 2011 there were no remaining assets and liabilities of our Banknotes Business reported as assets of discontinued operations and liabilities of discontinued operations in our consolidated balance sheet.

3.    Branch Assets and Liabilities Held for Sale

On July 31, 2011, we announced that we had reached an agreement with First Niagara Bank, N.A. (“First Niagara”) to sell 195 retail branches, including certain loans, deposits and related branch premises, primarily located in upstate New York. The agreement includes the transfer of approximately $15.3 billion in deposits and

HSBC USA Inc.

$2.4 billion in loans as of March 31, 2012, as well as related branch premises, for a premium of 6.67 percent of the deposits, representing $1.0 billion based on current deposit levels, which will result in an after-tax gain upon closing of the transaction, net of allocated non-deductible goodwill, of approximately $170 million. Branch premises will be sold for fair value and loans and other transferred assets will be sold at their book values. Regulatory approvals have been received and the all-cash transaction is expected to close in stages beginning in May 2012. As a result of this transaction, the assets and liabilities related to the branches being sold have been classified as held for sale in our consolidated balance sheet.

The following summarizes the assets and liabilities classified as held for sale at March 31, 2012 and December 31, 2011 in our consolidated balance sheet related to the announced agreement to sell certain retail branches.

	March 31, 2012	December 31, 2011
	(in millions)
Loans held for sale(1)	$2,354	$2,495
Other branch assets held for sale:
Properties and equipment, net	43	42
Other assets	42	-
Goodwill allocated to retail branch disposal group	398	398

Total other branch assets held for sale	483	440

Total branch assets held for sale	$2,837	$2,935

Deposits held for sale	$15,277	$15,144
Other branch liabilities held for sale	10	11

Total branch liabilities held for sale	$15,287	$15,155

(1)

Loans held for sale includes $497 million of commercial loans, $1.3 billion of residential mortgages, $388 million of credit card loans and $144 million in other consumer loans at March 31, 2012. Loans held for sale includes $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card loans and $161 million in other consumer loans at December 31, 2011.

4.    Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	March 31, 2012	December 31, 2011
	(in millions)
Trading assets:
U.S. Treasury	$705	$259
U.S. Government agency issued or guaranteed	215	14
U.S. Government sponsored enterprises(1)	-	24
Asset-backed securities	1,028	1,032
Corporate and foreign bonds(2)	9,557	11,577
Other securities	37	40
Precious metals	16,249	17,082
Fair value of derivatives	8,262	8,772

	$36,053	$38,800

Trading liabilities:
Securities sold, not yet purchased	$463	$343
Payables for precious metals	7,973	6,999
Fair value of derivatives	9,674	6,844

	$18,110	$14,186

(1)

Includes mortgage-backed securities of $10 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $14 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at December 31, 2011. There were no mortgage-back securities issued or guaranteed by FNMA and FHLMC at March 31, 2012.

(2)	There were no foreign bonds issued by the governments of Greece, Ireland, Italy, Portugal or Spain at either March 31, 2012 or December 31, 2011.

HSBC USA Inc.

At March 31, 2012 and December 31, 2011, the fair value of derivatives included in trading assets has been reduced by $4.4 billion and $4.8 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At March 31, 2012 and December 31, 2011, the fair value of derivatives included in trading liabilities has been reduced by $3.3 billion and $6.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

5.    Securities

The amortized cost and fair value of the securities available-for-sale and securities held-to-maturity are summarized in the following tables.

March 31, 2012	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$20,101	$-	$411	$(143)	$20,369
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	38	-	1	-	39
Direct agency obligations	2,954	-	305	(1)	3,258
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,414	-	635	(5)	16,044
Collateralized mortgage obligations	5,236	-	162	-	5,398
Direct agency obligations	1	-	-	-	1
Obligations of U.S. states and political subdivisions	549	-	35	-	584
Asset backed securities collateralized by:
Residential mortgages	5	-	-	-	5
Commercial mortgages	359	-	7	(1)	365
Home equity	354	-	-	(89)	265
Student loans	10	-	-	(1)	9
Other	102	-	-	(17)	85
Corporate and other domestic debt securities(2)	241	-	2	-	243
Foreign debt securities(2)(5)	6,737	-	30	(74)	6,693
Equity securities(3)	132	-	19	-	151

Total available-for-sale securities	$52,233	$-	$1,607	$(331)	$53,509

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,365	$-	$183	$-	$1,548
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	76	-	13	-	89
Collateralized mortgage obligations	300	-	48	-	348
Obligations of U.S. states and political subdivisions	50	-	3	-	53
Asset backed securities collateralized by residential mortgages	158	-	10	(1)	167

Total held-to-maturity securities	$1,949	$-	$257	$(1)	$2,205

HSBC USA Inc.

December 31, 2011	Amortized Cost	Non-Credit Loss Component of OTTI Securities	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$18,199	$-	$498	$(121)	$18,576
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	40	-	1	-	41
Direct agency obligations	2,501	-	352	-	2,853
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,357	-	728	(3)	16,082
Collateralized mortgage obligations	6,881	-	177	(3)	7,055
Direct agency obligations	2	-	-	-	2
Obligations of U.S. states and political subdivisions	566	-	35	(1)	600
Asset backed securities collateralized by:
Residential mortgages	6	-	-	(1)	5
Commercial mortgages	444	-	9	(2)	451
Home equity	369	-	-	(99)	270
Student loans	13	-	-	(1)	12
Other	102	-	-	(22)	80
Corporate and other domestic debt securities(2)	541	-	3	-	544
Foreign debt securities(2)(5)	6,640	-	27	(97)	6,570
Equity securities(3)	130	-	10	-	140

Total available-for-sale securities	$51,791	$-	$1,840	$(350)	$53,281

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,421	$-	$195	$-	$1,616
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	79	-	13	-	92
Collateralized mortgage obligations	308	-	44	-	352
Obligations of U.S. states and political subdivisions	61	-	3	-	64
Asset backed securities collateralized by residential mortgages	166	-	9	(1)	174

Total held-to-maturity securities	$2,035	$-	$264	$(1)	$2,298

(1)

Includes securities at amortized cost of $24 million and $27 million issued or guaranteed by the FNMA at March 31, 2012 and December 31, 2011, respectively, and $14 million and $17 million issued or guaranteed by FHLMC at March 31, 2012 and December 31, 2011, respectively.

(2)

At March 31, 2012, other domestic debt securities included $216 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.4 billion of securities fully backed by foreign governments. At December 31, 2011, other domestic debt securities included $516 million of securities at amortized cost fully backed by the FDIC and foreign debt securities consisted of $2.7 billion of securities fully backed by foreign governments.

(3)

Includes preferred equity securities at amortized cost issued by FNMA of $2 million at March 31, 2012 and December 31, 2011. Balances at March 31, 2012 and December 31, 2011 reflect cumulative other-than-temporary impairment charges of $203 million.

(4)

Includes securities at amortized cost of $575 million and $591 million issued or guaranteed by FNMA at March 31, 2012 and December 31, 2011, respectively, and $791 million and $830 million issued and guaranteed by FHLMC at March 31, 2012 and December 31, 2011, respectively.

(5)	There were no foreign debt securities issued by the governments of Greece, Ireland, Italy, Portugal or Spain at either March 31, 2012 or December 31, 2011.

HSBC USA Inc.

A summary of gross unrealized losses and related fair values as of March 31, 2012 and December 31, 2011, classified as to the length of time the losses have existed as follows:

	One Year or Less			Greater Than One Year
March 31, 2012	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	16	$(27)	$8,711	12	$(116)	$1,887
U.S. Government sponsored enterprises	7	(1)	287	17	-	9
U.S. Government agency issued or guaranteed	28	(5)	958	1	-	3
Obligations of U.S. states and political subdivisions	2	-	9	1	-	7
Asset backed securities	4	-	68	20	(108)	376
Foreign debt securities	9	(74)	3,897	-	-	-

Securities available-for-sale	66	$(107)	$13,930	51	$(224)	$2,282

Securities held-to-maturity:
U.S. Government sponsored enterprises	7	$-	$-	55	$-	$-
U.S. Government agency issued or guaranteed	18	-	-	1,048	-	3
Obligations of U.S. states and political subdivisions	4	-	2	2	-	1
Asset backed securities	-	-	-	2	(1)	6

Securities held-to-maturity	29	$-	$2	1,107	$(1)	$10

HSBC USA Inc.

	One Year or Less			Greater Than One Year
December 31, 2011	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	5	$(1)	$4,978	12	$(120)	$2,592
U.S. Government sponsored enterprises	6	-	8	15	-	9
U.S. Government agency issued or guaranteed	14	(6)	833	2	-	4
Obligations of U.S. states and political subdivisions	3	(1)	20	3	-	25
Asset backed securities	2	-	45	22	(125)	387
Foreign debt securities	15	(97)	4,223	-	-	-

Securities available-for-sale	45	$(105)	$10,107	54	$(245)	$3,017

Securities held-to-maturity:
U.S. Government sponsored enterprises	47	$-	$-	11	$-	$-
U.S. Government agency issued or guaranteed	629	-	2	463	-	1
Obligations of U.S. states and political subdivisions	2	-	-	4	-	2
Asset backed securities	-	-	-	4	(1)	14

Securities held-to-maturity	678	$-	$2	482	$(1)	$17

Net unrealized gains decreased within the available-for-sale portfolio in the first three months of 2012 primarily due to an increase in interest rates on U.S. Treasury securities since December 31, 2011. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. During the three months ended March 31, 2012 and 2011, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component. Changes in the non-credit portion during 2011 represented a reversal of a portion of previously recorded impairment losses that were recognized in other comprehensive income.

We do not consider any securities to be other-than-temporarily impaired at March 31, 2012 as we expect to recover the amortized cost basis of these securities and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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

HSBC USA Inc.

result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided we do not intend to sell the underlying debt security and it is more-likely-than-not that we would not have to sell the debt security prior to recovery.

For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 84 percent of total available-for-sale and held-to-maturity securities as of both March 31, 2012 and December 31, 2011, our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

•	The recovery of the U.S. economy has been slow;

•	The continued weakness in the U.S. housing markets with high levels of delinquency and foreclosure;

•	A lack of traction in government sponsored programs in loan modifications;

•	A lack of refinancing activities within certain segments of the mortgage market, even at the current low interest rate environment, and the re-default rate for refinanced loans;

•	The unemployment rate remains high despite recent improvement and although consumer confidence is improving, it remains low compared to historical levels;

•	The decline in the occupancy rate in commercial properties; and

•	The severity and duration of unrealized loss.

In determining whether a credit loss exists and the period over which the debt security is expected to recover, we considered the following factors:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

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

HSBC USA Inc.

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

For the three months ended March 31, 2012 and 2011 there were no other-than-temporary impairment losses recognized related to credit loss. At March 31, 2012 and 2011, there were no remaining non-credit component unrealized loss amounts recognized.

The following table summarizes the roll-forward of credit losses on debt securities that were other-than-temporarily impaired which were recognized in income:

Three Months Ended March 31,	2012	2011
	(in millions)
Credit losses at the beginning of the period	$-	$36
Reduction for credit losses previously recognized on sold securities	-	(4)
Reduction for credit losses previously recognized on held to maturity securities due to deconsolidation of VIE	-	(31)

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment may have been recognized in other comprehensive income (loss)	$-	$1

At March 31, 2012, we held 35 individual asset-backed securities in the available-for-sale portfolio, of which 9 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $350 million of the total aggregate fair value of asset-backed securities of $729 million at March 31, 2012. The gross unrealized losses on these securities were $106 million at March 31, 2012. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of March 31, 2012 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $116 million. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at March 31, 2012.

At December 31, 2011, we held 45 individual asset-backed securities in the available-for-sale portfolio, of which 9 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $349 million of the total aggregate fair value of asset-backed securities of $818 million at December 31, 2011. The gross unrealized losses on these securities were $121 million at December 31, 2011. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2011 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $154 million. One security wrapped by a below investment grade monoline insurance company with an aggregate fair value of less than $1 million was deemed to be other-than-temporarily impaired at December 31, 2011.

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

HSBC USA Inc.

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

The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities.

	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains
	(in millions)
Three months ended March 31, 2012:
Securities available-for-sale	$70	$(40)	$30
Three months ended March 31, 2011:
Securities available-for-sale	$82	$(38)	$44

HSBC USA Inc.

The amortized cost and fair values of securities available-for-sale and securities held-to-maturity at March 31, 2012, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at March 31, 2012, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at March 31, 2012.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
As of March 31, 2012	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$-	-%	$13,420	.55%	$2,800	2.31%	$3,881	3.30%
U.S. Government sponsored enterprises	-	-	50	.39	2,344	3.75	598	3.84
U.S. Government agency issued or guaranteed	1	.10	1	5.27	86	2.10	20,563	3.42
Obligations of U.S. states and political subdivisions	-	-	17	4.21	286	4.23	246	4.53
Asset backed securities	16	5.64	-	-	23	.69	791	3.18
Other domestic debt securities	216	.72	-	-	-	-	25	3.90
Foreign debt securities	1,435	3.19	5,302	1.99	-	-	-	-

Total amortized cost	$1,668	2.89%	$18,790	0.96%	$5,539	3.01%	$26,104	3.42%

Total fair value	$1,672	-	$18,767		$5,993		$26,926

Held-to-maturity:
U.S. Government sponsored enterprises	$1	8.07%	$11	7.93%	$2	7.08%	$1,351	6.17%
U.S. Government agency issued or guaranteed	-	-	1	7.61	4	7.65	371	6.52
Obligations of U.S. states and political subdivisions	5	5.41	17	5.41	10	4.59	18	4.81
Asset backed securities	-	-	-	-	-	-	158	6.24

Total amortized cost	$6	5.79%	$29	6.42%	$16	5.67%	$1,898	6.23%

Total fair value	$5		$31		$16		$2,153

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $133 million and $483 million, respectively, were included in other assets at March 31, 2012 and December 31, 2011.

HSBC USA Inc.

6.    Loans

Loans consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Commercial loans:
Construction and other real estate	$7,777	$7,860
Business banking and middle markets enterprises	10,889	10,225
Global banking(1)	13,852	12,658
Other commercial	3,051	2,906

Total commercial	35,569	33,649

Consumer loans:
Home equity mortgages	2,491	2,563
Other residential mortgages	14,344	14,113
Credit cards	786	828
Other consumer	679	714

Total consumer	18,300	18,218

Total loans	$53,869	$51,867

(1)

Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to select high quality Latin American and other multinational customers managed by HSBC on a global basis.

Net deferred origination costs totaled $38 million and $48 million at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, we had net unamortized premium on our loans of $42 million and $28 million, respectively. We amortized net premiums of $9 million and $15 million on our loans for the three months ended March 31, 2012 and 2011, respectively.

HSBC USA Inc.

Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at March 31, 2012 and December 31, 2011. The aging of past due amounts are determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification.

	Days Past Due
At March 31, 2012	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$51	$126	$120	$297	$7,480	$7,777
Business banking and middle market enterprises	400	49	84	533	10,356	10,889
Global banking	285	-	18	303	13,549	13,852
Other commercial	684	25	21	730	2,321	3,051

Total commercial	1,420	200	243	1,863	33,706	35,569

Consumer loans:
HELOC and home equity mortgages	153	53	76	282	2,209	2,491
Other residential mortgages	97	455	810	1,362	12,982	14,344
Credit cards	30	17	18	65	721	786
Other consumer	9	5	29	43	636	679

Total consumer	289	530	933	1,752	16,548	18,300

Total loans	$1,709	$730	$1,176	$3,615	$50,254	$53,869

	Days Past Due
At December 31, 2011	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$72	$31	$231	$334	$7,526	$7,860
Business banking and middle market enterprises	615	58	71	744	9,481	10,225
Global banking	898	34	74	1,006	11,652	12,658
Other commercial	350	84	21	455	2,451	2,906

Total commercial	1,935	207	397	2,539	31,110	33,649

Consumer loans:
HELOC and home equity mortgages	181	54	89	324	2,239	2,563
Other residential mortgages	109	526	815	1,450	12,663	14,113
Credit cards	37	20	20	77	751	828
Other consumer	11	6	35	52	662	714

Total consumer	338	606	959	1,903	16,315	18,218

Total loans	$2,273	$813	$1,356	$4,442	$47,425	51,867

Nonaccrual Loans  Nonaccrual loans totaled $1.6 billion and $1.8 billion at March 31, 2012 and December 31, 2011, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $29 million and $27 million for the three months ended March 31, 2012 and 2011, respectively. Interest income (expense) that was included in finance and other interest income on these loans was approximately $(2) million and $1 million for the three months ended March 31, 2012 and 2011, respectively. For an analysis of reserves for credit losses, see Note 7, “Allowance for Credit Losses”.

HSBC USA Inc.

Nonaccrual loans and accruing receivables 90 days or more delinquent are summarized in the following table:

	March 31, 2012	December 31, 2011
	(in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$102	$103
Other real estate	427	512
Business banking and middle markets enterprises	66	58
Global banking	18	137
Other commercial	19	15

Total commercial	632	825

Consumer:
Residential mortgages, excluding home equity mortgages	810	815
Home equity mortgages	87	89

Total residential mortgages(1)	897	904
Other consumer loans	5	8

Total consumer loans	902	912

Nonaccrual loans held for sale	114	91

Total nonaccruing loans	1,648	1,828

Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	-	-
Other real estate	14	1
Business banking and middle market enterprises	17	11
Global banking	-	-
Other commercial	1	2

Total commercial	32	14

Consumer:
Credit card receivables	18	20
Other consumer	24	27

Total consumer loans	42	47

Total accruing loans contractually past due 90 days or more	74	61

Total nonperforming loans	$1,722	$1,889

(1)

Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

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

HSBC USA Inc.

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

The following table presents information about receivables which were modified during the three months ended March 31, 2012 and as a result of this action became classified as TDR Loans.

Three Months Ended March 31,	2012
(in millions)
Commercial loans:
Construction and other real estate	$73
Business banking and middle market enterprises	22
Global banking	-
Other commercial	-

Total commercial	95

Consumer loans:
Residential mortgages	55
Credit cards	1

Total consumer	56

Total	$151

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	March 31, 2012	December 31, 2011
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$368	$342
Business banking and middle market enterprises	106	94
Global banking	-	-
Other commercial	36	37

Total commercial	510	473

Consumer loans:
Residential mortgages	658	608
Credit cards	19	21

Total consumer	677	629

Total TDR Loans(3):	$1,187	$1,102

HSBC USA Inc.

	March 31, 2012	December 31, 2011
	(in millions)
Allowance for credit losses for TDR Loans(4):
Commercial loans:
Construction and other real estate	$26	$17
Business banking and middle market enterprises	4	3
Global banking	-	-
Other commercial	-	-

Total commercial	30	20

Consumer loans:
Residential mortgages	92	94
Credit cards	6	7

Total consumer	98	101

Total Allowance for credit losses for TDR Loans	$128	$121

(1)

TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDRs which totaled $391 million and $614 million at March 31, 2012 and December 31, 2011, respectively.

(2)

The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans.

The following table reflects the unpaid principal balance of TDR Loans:

	March 31, 2012	December 31, 2011
	(in millions)
Commercial loans:
Construction and other real estate	$388	$393
Business banking and middle market enterprises	174	147
Global banking	-	-
Other commercial	39	40

Total commercial	601	580

Consumer loans:
Residential mortgages	743	682
Credit cards	19	20

Total consumer	762	702

Total	$1,363	$1,282

(3)	Includes balances of $377 million and $331 million at March 31, 2012 and December 31, 2011, respectively, which are classified as nonaccrual loans.

(4)	Included in the allowance for credit losses.

HSBC USA Inc.

Additional information relating to TDR Loans is presented in the table below.

At March 31,	2012	2011
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$355	$390
Business banking and middle market enterprises	100	89
Global banking	-	-
Other commercial	36	49

Total commercial	491	528

Consumer loans:
Residential mortgages	638	434
Credit cards	20	26

Total consumer	658	460

Total average balance of TDR Loans	$1,149	$988

Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$2	$2
Business banking and middle market enterprises	-	-
Global banking	-	-
Other commercial	1	1

Total commercial	3	3

Consumer loans:
Residential mortgages	6	3
Credit cards	-	-

Total consumer	6	3

Total interest income recognized on TDR Loans	$9	$6

The following table presents commercial loans which were classified as TDR Loans during the previous 12 months which became 90 days or greater contractually delinquent (for consumer loans 60 days or greater contractually delinquent) during the three months ended March 31, 2012:

Three Months Ended March 31,	2012
(in millions)
Commercial loans:
Construction and other real estate	$-
Business banking and middle market enterprises	-
Global banking	-
Other commercial	-

Total commercial	-

Consumer loans:
Residential mortgages	8
Credit cards	1

Total consumer	9

Total	$9

HSBC USA Inc.

Impaired commercial loans Impaired commercial loan statistics are summarized in the following table:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At March 31, 2012:
Construction and other real estate	$325	$330	$655	$110
Business banking and middle market enterprises	75	64	139	12
Global banking	-	18	18	-
Other commercial	3	86	89	-

Total	$403	$498	$901	$122

At December 31, 2011:
Construction and other real estate	$391	$342	$733	$114
Business banking and middle market enterprises	68	59	127	12
Global banking	137	-	137	90
Other commercial	1	89	90	-

Total	$597	$490	$1,087	$216

(1)	Includes impaired commercial loans which are also considered TDR Loans as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Construction and other real estate	$368	$342
Business banking and middle market enterprises	106	94
Global banking	-	-
Other commercial	36	37

Total	$510	$473

(2)

The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as unamortized deferred fees and costs on originated loans, any premiums or discounts and any principal write-downs. The unpaid principal balance of impaired commercial loans included in the table above are as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Construction and other real estate	$675	$784
Business banking and middle market enterprises	207	180
Global banking	18	137
Other commercial	92	93

Total	$992	$1,194

HSBC USA Inc.

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

Three Months Ended March 31,	2012	2011
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$694	$787
Business banking and middle market enterprises	133	159
Global banking	78	89
Other commercial	90	110

Total average balance of impaired commercial loans	$995	$1,145

Interest income recognized on impaired commercial loans:
Construction and other real estate	$1	$2
Business banking and middle market enterprises	1	1
Global banking	-	-
Other commercial	-	1

Total interest income recognized on impaired commercial loans	$2	$4

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:

Criticized asset classifications  These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. Criticized assets for commercial loans are summarized in the following table:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At March 31, 2012:
Construction and other real estate	$1,099	$911	$117	$2,127
Business banking and middle market enterprises	473	212	11	696
Global banking	32	101	5	138
Other commercial	48	122	-	170

Total commercial	$1,652	$1,346	$133	$3,131

At December 31, 2011:
Construction and other real estate	$1,009	$990	$186	$2,185
Business banking and middle market enterprises	445	241	12	698
Global banking	45	397	109	551
Other commercial	99	131	-	230

Total commercial	$1,598	$1,759	$307	$3,664

HSBC USA Inc.

Nonperforming  The status of our commercial loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2012:
Construction and other real estate	$7,234	$529	$14	$7,777
Business banking and middle market enterprise	10,806	66	17	10,889
Global banking	13,834	18	-	13,852
Other commercial	3,031	19	1	3,051

Total commercial	$34,905	$632	$32	$35,569

At December 31, 2011:
Construction and other real estate	$7,244	$615	$1	$7,860
Business banking and middle market enterprise	10,156	58	11	10,225
Global banking	12,521	137	-	12,658
Other commercial	2,889	15	2	2,906

Total commercial	$32,810	$825	$14	$33,649

Credit risk profile  The following table shows the credit risk profile of our commercial loan:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At March 31, 2012:
Construction and other real estate	$3,190	$4,587	$7,777
Business banking and middle market enterprises	5,299	5,590	10,889
Global banking	12,181	1,671	13,852
Other commercial	1,021	2,030	3,051

Total commercial	$21,691	$13,878	$35,569

At December 31, 2011:
Construction and other real estate	$3,133	$4,727	$7,860
Business banking and middle market enterprises	4,612	5,613	10,225
Global banking	9,712	2,946	12,658
Other commercial	843	2,063	2,906

Total commercial	$18,300	$15,349	$33,649

(1)	Investment grade includes commercial loans with credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

HSBC USA Inc.

Consumer Loan Credit Quality Indicators  The following credit quality indicators are monitored for our consumer loan portfolio:

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan portfolio:

	March 31, 2012		December 31, 2011
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Consumer:
Residential mortgage, excluding home equity mortgages(1)	$1,063	6.94%	$1,101	7.19%
Home equity mortgages	94	2.81	99	2.89

Total residential mortgages	1,157	6.20	1,200	6.41
Credit card receivables	25	2.13	28	2.25
Other consumer	26	2.92	30	3.17

Total consumer	$1,208	5.83%	$1,258	6.01%

(1)

At March 31, 2012 and December 31, 2011, residential mortgage loan delinquency includes $836 million and $803 million, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

Nonperforming   The status of our consumer loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At March 31, 2012:
Consumer:
Residential mortgage, excluding home equity mortgages	$13,534	$810	$-	$14,344
Home equity mortgages	2,404	87	-	2,491

Total residential mortgages	15,938	897	-	16,835
Credit card receivables	768	-	18	786
Other consumer	650	5	24	679

Total consumer	$17,356	$902	$42	$18,300

At December 31, 2011:
Continuing operations:
Consumer:
Residential mortgage, excluding home equity mortgages	$13,298	$815	$-	$14,113
Home equity mortgages	2,474	89	-	2,563

Total residential mortgages	15,772	904	-	16,676
Credit card receivables	808	-	20	828
Other consumer	679	8	27	714

Total consumer	$17,259	$912	$47	$18,218

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

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012	December 31, 2011
	(in billions)
Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.0	$1.1
Interest-only residential mortgage loans	4.0	3.9
ARM loans(2)	10.0	9.9

(1)

Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $64 million and $68 million of sub-prime residential mortgage loans held for sale at March 31, 2012 and December 31, 2011, respectively.

(2)

ARM loan balances above exclude $65 million and $28 million of sub-prime residential mortgage loans held for sale at March 31, 2012 and December 31, 2011, respectively. During the remainder of 2012 and during 2013, approximately $212 million and $386 million, respectively, of these ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude closed end first lien loans held for sale of $1.8 billion and $2.0 billion at March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012	December 31, 2011
	(in millions)
Closed end:
First lien	$14,344	$14,113
Second lien	220	237
Revolving:
Second lien	2,271	2,326

Total	$16,835	$16,676

HSBC USA Inc.

7.    Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

Three Months Ended March 31,	2012	2011
	(in millions)
Balance at beginning of period	$743	$852
Provision for credit losses	-	(2)
Charge-offs	(162)	(92)
Recoveries	22	13

Balance at end of period	$603	$771

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three months ended March 31, 2012 and 2011:

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended March 31, 2012:
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(20)	6	(22)	(2)	15	8	11	4	-
Charge offs	(1)	(10)	(84)	-	(26)	(17)	(17)	(7)	(162)
Recoveries	14	2	-	1	1	-	2	2	22

Net charge offs	13	(8)	(84)	1	(25)	(17)	(15)	(5)	(140)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-

Allowance for credit losses – end of period	$205	$76	$25	$20	$182	$43	$35	$17	$603

Ending balance: collectively evaluated for impairment	$95	$64	$25	$20	$95	$39	$29	$17	$384
Ending balance: individually evaluated for impairment(1)	110	12	-	-	87	4	6	-	219

Total allowance for credit losses	$205	$76	$25	$20	$182	$43	$35	$17	$603

Loans:
Collectively evaluated for impairment	$7,122	$10,750	$13,834	$2,962	$12,990	$2,477	$767	$679	$51,581
Individually evaluated for impairment	655	139	18	89	596	14	19	-	1,530
Loans carried at the lower of amortized cost or fair value less cost to sell	-	-	-	-	758	-	-	-	758

Total loans	$7,777	$10,889	$13,852	$3,051	$14,344	$2,491	$786	$679	$53,869

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended March 31, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$27	$852
Provision charged to income	(28)	(1)	(5)	(10)	19	11	8	4	(2)
Charge offs	(4)	(14)	-	-	(26)	(20)	(21)	(7)	(92)
Recoveries	6	2	-	1	1	-	3	-	13

Net charge offs	2	(12)	-	1	(25)	(20)	(18)	(7)	(79)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-

Allowance for credit losses – end of period	$217	$119	$111	$23	$161	$68	$48	$24	$771

Ending balance: collectively evaluated for impairment	$129	$91	$41	$18	$100	$64	$40	$24	$507
Ending balance: individually evaluated for impairment(1)	88	28	70	5	61	4	8	-	264

Total allowance for credit losses	$217	$119	$111	$23	$161	$68	$48	$24	$771

Loans:
Collectively evaluated for impairment	$7,462	$7,857	$11,808	$2,497	$12,668	$3,669	$1,157	$982	$48,100
Individually evaluated for impairment	819	166	74	104	452	9	25	-	1,649
Loans carried at the lower of amortized cost or fair value less cost to sell	-	-	-	-	748	-	-	-	748

Total loans	$8,281	$8,023	$11,882	$2,601	$13,868	$3,678	$1,182	$982	$50,497

(1)

For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans.

8.    Loans Held for Sale

Loans held for sale consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Commercial loans	$960	$965

Consumer loans:
Residential mortgages	1,833	2,058
Credit card receivables	388	416
Other consumer	212	231

Total consumer	2,433	2,705

Total loans held for sale	$3,393	$3,670

HSBC USA Inc.

Included in loans held for sale at March 31, 2012 and December 31, 2011 are $2.4 billion and $2.5 billion, respectively, of loans that are being sold as part of our agreement to sell certain branches to First Niagara. Included in this amount at March 31, 2012 are $497 million of commercial loans, $1.3 billion of residential mortgages, $388 million of credit card receivables and $144 million of other consumer loans. Included in this amount at December 31, 2011 are $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card receivables and $161 million of other consumer loans. Credit card, private label credit card and closed-end loans included in the sale to Capital One are reflected in Assets of discontinued operations on our balance sheet.

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at March 31, 2012 and December 31, 2011. The fair value of commercial loans held for sale under this program was $410 million and $377 million at March 31, 2012 and December 31, 2011, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. See Note 12, “Fair Value Option”, for additional information.

In addition to the residential mortgage loans being sold to First Niagara discussed above, residential mortgage loans held for sale include subprime residential mortgage loans with a fair value of $170 million and $181 million at March 31, 2012 and December 31, 2011, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). We retained the servicing rights in relation to the mortgages upon sale.

In addition to routine sales to government sponsored enterprises upon origination, we sold subprime residential mortgage loans with a carrying amount of $4 million and $71 million in the three months ended March 31, 2012 and 2011, respectively.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. The cumulative fair value adjustment on loans held for sale was $235 million and $251 million at March 31, 2012 and December 31, 2011, respectively.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which is included in net interest income and residential mortgage banking revenue (loss) in the consolidated statement of income, were gains of $7 million and losses of $12 million during the three months ended March 31, 2012 and 2011, respectively.

9.    Intangible Assets

Intangible assets consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Mortgage servicing rights	$235	$227
Purchased credit card relationships	65	-
Other	12	15

Total other intangible assets	$312	$242

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

MSRs are subject to credit, prepayment and interest rate risk, in that their value will fluctuate as a result of changes in these economic variables. Interest rate risk is mitigated through an economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail in the 2011 Form 10-K.

Residential mortgage servicing rights  Residential MSRs are initially measured at fair value at the time that the related loans are sold and are re-measured at fair value at each reporting date (the fair value measurement method). Changes in fair value of the asset are reflected in residential mortgage banking revenue in the period in which the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. The reasonableness of these valuation models is periodically validated by reference to external independent broker valuations and industry surveys.

Fair value of residential MSRs is calculated using the following critical assumptions:

	March 31, 2012	December 31, 2011
Annualized constant prepayment rate (“CPR”)	18.8%	21.4%
Constant discount rate	12.9%	11.3%
Weighted average life	3.7 years	3.4 years

Residential MSRs activity is summarized in the following table:

Three Months Ended March 31,	2012	2011
	(in millions)
Fair value of MSRs:
Beginning balance	$220	$394
Additions related to loan sales	8	16
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	16	5
Realization of cash flows	(16)	(19)

Ending balance	$228	$396

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	March 31, 2012	December 31, 2011
	(in millions)
Outstanding principal balances at period end	$36,612	$37,839

Custodial balances maintained and included in noninterest bearing deposits at period end	$768	$838

Servicing fees collected are included in residential mortgage banking revenue and totaled $25 million and $28 million during the three months ended March 31, 2012 and 2011, respectively.

HSBC USA Inc.

Commercial Mortgage Servicing Rights  Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $7 million and $7 million at March 31, 2012 and December 31, 2011.

Purchased credit card relationships  In March 2012, we purchased from HSBC Finance the account relationships associated with $746 million of credit card receivables not being sold to Capital One at a fair value of $108 million. Approximately $43 million of this value is associated with the credit card receivables being sold to First Niagara and, as a result, have been included in Other branch related assets held for sale. The remaining $65 million is included in intangible assets and will be amortized over its estimated useful life.

Other Intangible Assets  Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $10 million and $12 million at March 31, 2012 and December 31, 2011, respectively, and customer lists in the amount of $2 million and $3 million at March 31, 2012 and December 31, 2011, respectively.

10.    Goodwill

Goodwill was $2.2 billion at March 31, 2012 and December 31, 2011, and includes accumulated impairment losses of $54 million. In 2011, $398 million of goodwill has been allocated to the branch operations being sold to First Niagara and is classified within other branch assets held for sale. See Note 3, “Branch Assets and Liabilities Held for Sale”, for further discussion.

As a result of recent market volatility in the first quarter of 2012, we performed an interim impairment test of the goodwill associated with our Global Banking and Markets reporting unit as of March 31, 2012. As a result of this test, the fair value of the Global Banking and Markets reporting unit continued to exceed its carrying value, including goodwill. At March 31, 2012, goodwill totaling $612 million has been allocated to our Global Banking and Markets reporting unit. As of March 31, 2012 the book value including goodwill of our Global Banking and Markets reporting unit was 91 percent of fair value. Our goodwill impairment testing is however, highly sensitive to certain assumptions and estimates used. We continue to perform periodic analyses of the risks and strategies of our business and product offerings. If significant deterioration in the economic and credit conditions occur, or changes in the strategy or performance of our business or product offerings occur, additional interim impairment tests will be required in 2012.

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

Accounting principles for qualifying hedges require detailed documentation that describes the relationship between the hedging instrument and the hedged item, including, but not limited to, the risk management

HSBC USA Inc.

objectives and hedging strategy and the methods to assess the effectiveness of the hedging relationship. We designate derivative instruments to offset the fair value risk and cash flow risk arising from fixed-rate and floating-rate assets and liabilities as well as forecasted transactions. We assess the hedging relationships, both at the inception of the hedge and on an ongoing basis, using a regression approach to determine whether the designated hedging instrument is highly effective in offsetting changes in the fair value or cash flows of the hedged item. We discontinue hedge accounting when we determine that a derivative is not expected to be highly effective going forward or has ceased to be highly effective as a hedge, the hedging instrument is terminated, or when the designation is removed by us.

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

For reporting purposes, changes in fair value of a derivative designated in a qualifying fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net gains of $11 million and $10 million during the three months ended March 31, 2012 and 2011, respectively, which are reported in other income in the consolidated statement of income which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $4 million and $40 million during the three months ended March 31, 2012 and 2011, respectively. We amortized $3 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three months ended March 31, 2012 and 2011. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $54 million and $53 million as of March 31, 2012 and December 31, 2011, respectively. Basis adjustments for active fair value hedges of available-for-sale securities decreased the carrying amount of the securities by $294 million and $36 million during the three months ended March 31, 2012 and 2011. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying amount of $694 million and $1.1 billion as of March 31, 2012 and December 31, 2011, respectively.

HSBC USA Inc.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet Location	Fair Value as of		Balance Sheet Location	Fair Value as of
		March 31, 2012	December 31, 2011		March 31, 2012	December 31, 2011
(in millions)
Interest rate contracts	Other assets	$49	$4	Interest, taxes and other liabilities	$734	$1,134

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Three Months Ended March 31,		2012	2011
		(in millions)
Interest rate contracts	Other income	$302	$45
Interest rate contracts	Interest income	(60)	(76)

Total		$242	$(31)

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income.

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Gain (Loss) on Derivative		Gain (Loss) on Hedged Items
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income
Three Months Ended March 31,	2012				2011
	(in millions)
Interest rate contracts/AFS securities	$(46)	$298	$179	$(287)	$(66)	$52	$132	$(47)
Interest rate contracts/commercial loans	-	-	-	-	-	-	-	(1)
Interest rate contracts/subordinated debt	(14)	4	(15)	(4)	(10)	(7)	(18)	13

Total	$(60)	$302	$164	$(291)	$(76)	$45	$114	$(35)

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

HSBC USA Inc.

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows for which the derivative is hedging materialize and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is recognized in earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will continue to be reported in accumulated other comprehensive income (loss) unless the hedged forecasted transaction is no longer expected to occur, at which time the cumulative gain or loss is released into earnings. As of March 31, 2012 and December 31, 2011, active cash flow hedge relationships extend or mature through July 2036. During the three months ended March 31, 2012 and 2011, $4 million and $2 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $16 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. The interest accrual related to the derivative contract is recognized in interest income.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet Location	Fair Value as of		Balance Sheet Location	Fair Value as of
		March 31, 2012	December 31, 2011		March 31, 2012	December 31, 2011
(in millions)
Interest rate contracts	Other assets	$2	$29	Interest, taxes & other liabilities	$235	$248

(1)

The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective	Loss Reclassified From AOCI into Income (Effective Portion)		Location of Loss Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from	Loss Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 31,	2012	2011	Portion)	2012	2011	Effectiveness Testing)	2012	2011
	(in millions)
Interest rate contracts	$58	$(8)	Other income	$(4)	$(2)	Other income	$(1)	$-

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

HSBC USA Inc.

unrealized gains and losses are recognized in trading revenue or residential mortgage banking revenue (loss). Credit losses arising from counterparty risk on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income or residential mortgage banking revenue (loss) while the derivative asset or liability positions are reflected as other assets or other liabilities. As of March 31, 2012, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
	(in millions)
Interest rate contracts	Trading assets	$55,206	$60,719	Trading liabilities	$55,574	$61,280
Foreign exchange contracts	Trading assets	13,427	15,654	Trading liabilities	13,277	15,413
Equity contracts	Trading assets	934	1,165	Trading liabilities	933	1,164
Precious Metals contracts	Trading assets	682	1,842	Trading liabilities	895	1,248
Credit contracts	Trading assets	10,616	14,388	Trading liabilities	10,407	14,285
Other	Trading assets	1	-	Trading liabilities	1	-

Total		$80,866	$93,768		$81,087	$93,390

(1)

The derivative assets and derivative liabilities presented above may be eligible for netting and consequently may be shown net against a different line item on the consolidated balance sheet. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents the fair value of derivative instruments held for other purposes and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
	(in millions)
Interest rate contracts	Other assets	$790	$957	Interest, taxes and other liabilities	$63	$106
Foreign exchange contracts	Other assets	27	11	Interest, taxes and other liabilities	11	13
Equity contracts	Other assets	288	51	Interest, taxes and other liabilities	14	87
Credit contracts	Other assets	2	2	Interest, taxes and other liabilities	8	8

Total		$1,107	$1,021		$96	$214

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

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Three Months Ended March 31,	Recognized in Income on Derivatives	2012	2011
	(in millions)
Interest rate contracts	Trading revenue	$10	$56
Interest rate contracts	Residential mortgage banking revenue	(16)	(34)
Foreign exchange contracts	Trading revenue	399	126
Equity contracts	Trading revenue	18	1
Precious Metals contracts	Trading revenue	35	18
Credit contracts	Trading revenue	(1,218)	(12)
Other	Trading revenue	8	13

Total		$(764)	$168

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the statement of income.

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Three Months Ended March 31,	Recognized in Income on Derivatives	2012	2011
	(in millions)
Interest rate contracts	Other income	$(90)	$(11)
Interest rate contracts	Residential mortgage banking revenue	7	(12)
Foreign exchange contracts	Other income	14	(7)
Equity contracts	Other income	364	102
Credit contracts	Other income	(3)	(2)

Total		$292	$70

Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of March 31, 2012, is $8.9 billion for which we have posted collateral of $8.2 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2011, is $10.3 billion for which we have posted collateral of $8.5 billion. Substantially all of the collateral posted is in the form of cash which is reflected in either interest bearing deposits with banks or other assets. See Note 20, “Guarantee Arrangements and Pledged Assets” for further details.

In the event of a credit downgrade, we do not expect HSBC Bank USA’s long-term ratings to go below A2 and A or the short-term ratings to go below P-2 and A-1 by Moody’s and S&P, respectively. The following tables summarize our obligation to post additional collateral (from the current collateral level) in certain hypothetical commercially reasonable downgrade scenarios. It is not appropriate to accumulate or extrapolate information presented in the tables below to determine our total obligation because the information presented to determine the obligation in hypothetical rating scenarios is not mutually exclusive.

Moody’s	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2
	(in millions)
P-1	$-	$138	$233
P-2	4	141	233

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$-	$137	$224
A-1	51	188	275

HSBC USA Inc.

We would be required to post $60 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts.

	March 31, 2012	December 31, 2011
	(in billions)
Interest rate:
Futures and forwards	$329.8	$320.3
Swaps	2,450.9	2,325.1
Options written	59.9	69.9
Options purchased	58.1	67.3

	2,898.7	2,782.6

Foreign Exchange:
Swaps, futures and forwards	800.8	725.0
Options written	44.7	39.7
Options purchased	45.2	40.4
Spot	83.4	60.1

	974.1	865.2

Commodities, equities and precious metals:
Swaps, futures and forwards	53.4	50.2
Options written	7.1	8.2
Options purchased	16.9	17.1

	77.4	75.5

Credit derivatives	600.0	657.3

Total	$4,550.2	$4,380.6

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

Loans  We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of March 31, 2012, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $410 million carried at fair value had an aggregate unpaid principal balance of $449 million. As of December 31, 2011, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $377 million carried at fair value had an aggregate unpaid principal balance of $448 million.

HSBC USA Inc.

These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of March 31, 2012 and December 31, 2011, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.

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

Fixed-rate debt accounted for under FVO at March 31, 2012 totaled $1.8 billion and had an aggregate unpaid principal balance of $1.8 billion. Fixed-rate debt accounted for under FVO at December 31, 2011 totaled $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments  We elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of March 31, 2012, interest bearing deposits in domestic offices included $10.0 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $9.8 billion. As of December 31, 2011, interest bearing deposits in domestic offices included $9.8 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $9.6 billion. Long-term debt at March 31, 2012 included structured notes of $4.2 billion accounted for under FVO which had an unpaid principal balance of $4.1 billion. Long-term debt at December 31, 2011 included structured notes of $3.4 billion accounted for under FVO which had an unpaid principal balance of $3.5 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

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

	Three Months Ended March 31,
	2012				2011
	Loans	Long- Term Debt	Hybrid Instruments	Total	Loans	Long- Term Debt	Hybrid Instruments	Total
	(in millions)
Interest rate component	$1	$83	$(429)	$(345)	$(1)	$36	$(119)	$(84)
Credit risk component	32	(221)	33	(156)	31	(29)	15	17

Total mark-to-market on financial instruments designated at fair value	33	(138)	(396)	(501)	30	7	(104)	(67)
Net realized gains on the financial instrument	(1)	-	-	(1)	4	-	-	4
Mark-to-market on the related derivatives	-	(115)	389	274	-	(39)	106	67
Net realized gain (losses) on the related long-term debt derivatives	-	16	-	16	-	17	-	17

Gain (loss) on instruments designated at fair value and related derivatives	$32	$(237)	$(7)	$(212)	$34	$(15)	$2	$21

HSBC USA Inc.

13.    Income Taxes

The following table presents our effective tax rates.

Three Months Ended March 31,	2012		2011
	(dollars are in millions)
Tax expense at the U.S. federal statutory income tax rate	$34	35.0%	$102	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	6	6.2	21	7.2
Adjustment of tax rate used to value deferred taxes	(10)	(10.5)	26	8.9
Valuation allowance on deferred tax assets	-	-	(135)	(46.2)
Accrual of tax reserves	16	16.0	-	-
Tax exempt interest income	(2)	(2.5)	(3)	(1.1)
Low income housing and other tax credits	(25)	(25.2)	(21)	(7.2)
Other	(1)	(0.1)	(3)	(1.1)

Effective tax rate	$18	18.9%	$(13)	(4.5)%

The effective tax rate for the three months ended March 31, 2012 reflects the utilization of low income housing credits, changes in tax reserves, state taxes and the effect of a change in state tax rates used to value deferred taxes. The effective tax rate for the three months ended March 31, 2011 reflects the impact of a release of valuation allowance previously established on foreign tax credits, utilization of low income housing tax credits, state taxes and the effect of a change in state tax rates used to value deferred taxes.

HSBC North America Consolidated Income Taxes  We are included in HSBC North America’s consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (the “HNAH Group”) included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group’s consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.

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

HSBC USA Inc.

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

Notwithstanding the above, the HNAH Group had valuation allowances against certain state deferred tax assets and certain Federal tax loss carryforwards for which the aforementioned tax planning strategies did not provide appropriate support.

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

HSBC USA Inc. Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, including both deferred tax liabilities and valuation allowances, totaled $1.1 billion and $0.9 billion as of March 31, 2012 and December 31, 2011, respectively. The increase in net deferred tax assets is primarily due to a decrease in the overall net unrealized gains on available-for-sale securities.

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

We remain subject to state and local income tax examinations for years 2000 and forward. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis

HSBC USA Inc.

and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision. As a result of a 2011 state court decision related to a state tax uncertainty, we no longer believe that we can uphold the more likely than not conclusion taken on one of these uncertain tax positions. Therefore, tax reserves of approximately $253 million and related accrued interest expense of $116 million were recorded through the first quarter of 2012 to recognize the estimated tax exposure on this matter.

It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $290 million and $276 million at March 31, 2012 and December 31, 2011.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $133 million and $130 million at March 31, 2012 and December 31, 2011.

HSBC USA Inc.

14.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive loss balances.

Three Months Ended March 31,	2012	2011
	(in millions)
Unrealized gains on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$883	$97
Other comprehensive income for period:
Net unrealized holding (losses) arising during period, net of tax benefit of $75 million and $68 million, respectively	(109)	(120)
Reclassification adjustment for (gains) realized in net income, net of tax benefit of $12 million and $16 million, respectively	(18)	(28)

Total other comprehensive income (loss) for period	(127)	(148)

Balance at end of period	756	(51)

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	-	(1)
Other comprehensive income for period:
Reclassification adjustment for losses realized in net income, net of tax provision of less than $ 1 million	-	1

Total other comprehensive income (loss) for period	-	1

Balance at end of period	-	-

Unrealized gains (losses) on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	-	(153)
Other comprehensive income for period:
Net unrealized other-than-temporary impairment arising during period	-	11
Adjustment to reverse other-than-temporary impairment due to deconsolidation of VIE	-	142

Total other comprehensive income for period	-	-

Balance at end of period	-	-

Unrealized losses on derivatives classified as cash flow hedges:
Balance at beginning of period	(229)	(87)
Other comprehensive loss for period:
Net gains (losses) arising during period, net of tax benefit (provision) of $(27) million and $1 million, respectively	35	(5)
Reclassification adjustment for losses realized in net income, net of tax provision of $2 million and $1 million, respectively	2	2

Total other comprehensive income (loss) for period	37	(3)

Balance at end of period	(192)	(90)

Pension and postretirement benefit liability:
Balance at beginning of period	(12)	(9)
Other comprehensive income (loss) for period:
Change in unfunded pension postretirement liability, net of tax provision of less than $1 million in 2012 and 2011	1	1

Total other comprehensive (loss) for period	1	1

Balance at end of period	(11)	(8)

Total accumulated other comprehensive income (loss) at end of period	$553	$(149)

HSBC USA Inc.

15.    Pensions and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the “HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC USA Inc.:

Three Months Ended March 31,	2012	2011
	(in millions)
Service cost – benefits earned during the period	$3	$4
Interest cost on projected benefit obligation	17	18
Expected return on assets	(21)	(20)
Recognized losses	11	10
Amortization of prior service cost	(1)	(1)

Net periodic pension cost	$9	$11

Pension expense declined in 2012 due to higher expected returns on plan assets due to higher asset levels, including additional contributions to the Plan during March 2011, as well as lower service cost and interest cost as a result of a decrease in the number of active participants in the Plan.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

Three Months Ended March 31,	2012	2011
	(in millions)
Interest cost	$1	$1
Amortization of transition obligation	1	1

Net periodic postretirement benefit cost	$2	$2

16.    Related Party Transactions

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

	March 31, 2012	December 31, 2011
	(in millions)
Assets:
Cash and due from banks	$292	$263
Interest bearing deposits with banks	972	1,416
Federal funds sold and securities purchased under resale agreements	260	228
Trading assets(1)	19,698	22,367
Loans	1,214	858
Other	511	248

Total assets	$22,947	$25,380

Liabilities:
Deposits	$18,886	$18,153
Trading liabilities(1)	22,430	25,298
Short-term borrowings	2,431	2,916
Long-term debt	3,988	3,988
Other	459	451

Total liabilities	$48,194	$50,806

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

Three Months Ended March 31,	2012	2011
	(in millions)
Income/(Expense):
Interest income	$13	$13
Interest expense	(24)	(13)

Net interest income (expense)	$(11)	$-

Servicing and other fees with HSBC affiliates:
Fees and commissions:
HSBC Finance	$14	$17
HSBC Markets (USA) Inc. (“HMUS”)	1	2
Other HSBC affiliates	32	21
Other HSBC affiliates income	9	6

Total servicing and other fees with HSBC affiliates	$56	$46

Residential mortgage banking revenue (loss)	$2	$2

Support services from HSBC affiliates:
HSBC Finance	$10	$9
HMUS	33	48
HSBC Technology & Services (USA) Inc. (“HTSU”)	234	206
Other HSBC affiliates	91	53

Total support services from HSBC affiliates	$368	$316

Stock based compensation expense with HSBC	$12	$9

Transactions Conducted with HSBC Finance Corporation

•

In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis, we purchase new originations on these credit card receivables. HSBC Finance continues to service these loans for us for a fee. We purchased $492 million and $545 million of credit card receivables from HSBC Finance during the three months ended March 31, 2012 and 2011, respectively. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. At March 31, 2012 and December 31, 2011, HSBC Finance was servicing credit card receivables on our behalf of $1.1 billion and $1.2 billion, respectively. We paid HSBC Finance fees for servicing these loans of $5 million and $4 million during the three months ended March 31, 2012 and 2011, respectively. As discussed in Note 9, “Intangible Assets”, on March 29, 2012 we re-purchased these account relationships from HSBC Finance for $108 million. As a result, we will no longer be purchasing the new originations on these credit card receivables from HSBC Finance.

•

In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. At both March 31, 2012 and December 31, 2011, HSBC Finance was servicing $1.3 billion of residential mortgage loans for us. We paid HSBC Finance fees for servicing these loans of less than $1 million and $1 million during the three months ended March 31, 2012 and 2011, respectively.

•

In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers were being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. During both the three months ended March 31, 2012 and 2011, we paid $2 million for services we received from HSBC Finance and received $2 million for services we provided to HSBC Finance.

HSBC USA Inc.

•

In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of a subsidiary of HSBC Bank USA and subsequently to HSBC Bank USA. These employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing these services. During the three months ended March 31, 2012 and 2011, we received servicing revenue from HSBC Finance of $14 million and $17 million, respectively.

•

We extended a secured $1.5 billion uncommitted 364 day credit facility to certain subsidiaries of HSBC Finance in December 2009. This facility was renewed for an additional 364 days in November 2011. There were no balances outstanding at March 31, 2012 and December 31, 2011.

•

During the fourth quarter of 2011, we extended an unsecured $3.0 billion 364-day uncommitted revolving credit facility to HSBC Finance which allowed for borrowings with maturities of up to 15 years. There were no balances outstanding at March 31, 2012 and December 31, 2011.

Transactions Conducted with HSBC Finance Corporation Involving Discontinued Operations

•

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

	Private Label		Credit Card
	Cards	Commercial and Closed End Loans(1)	General Motors	Union Privilege	Other	Total
	(in billions)
Loans serviced by HSBC Finance:
March 31, 2012	$11.3	$.3	$3.8	$3.3	$.7	$19.4
December 31, 2011	12.5	.3	4.1	3.5	.8	21.2
Total loans purchased on a daily basis from HSBC Finance during:
Three months ended March 31, 2012	3.3	-	2.9	.7	.5	7.4
Three months ended March 31, 2011	3.2	-	3.1	.7	.4	7.9

(1)	Private label commercial loans were previously included in other commercial loans and private label closed end loans were included in other consumer loans in Note 6, “Loans”.

Fees paid for servicing these loan portfolios, which are included as a component of Income from discontinued operations, totaled $152 million and $145 million during the three months ended March 31, 2012 and 2011, respectively.

The GM and UP credit card receivables as well as the private label credit card receivables were purchased from HSBC Finance on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows were developed using various assumptions reflecting the historical performance of the receivables and adjusting for key factors such as the anticipated economic and regulatory

HSBC USA Inc.

environment. The independent third party used these projected future cash flows and a discount rate to determine a range of fair values. We used the mid-point of this range as the sales price. If significant information became available that altered the projected future cash flows, an analysis was performed to determine if fair value rates needed to be updated prior to the normal semi-annual cycles. With the announcement of the Capital One transaction, an analysis was performed and an adjustment to the fair value rates was made effective August 10, 2011 to reflect the sale of the receivables to a third party during the first half of 2012.

•

Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at March 31, 2012 and December 31, 2011.

•

We extended a $1.0 billion committed unsecured 364 day credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2009. This facility was renewed for an additional 364 days in November 2011. There were no balances outstanding at March 31, 2012 and December 31, 2011.

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

•

We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $3.3 billion at March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011, $254 million and $229 million, respectively, was outstanding on these loans and lines. Interest income on these loans and lines totaled less than $1 million and $2 million during the three months ended March 31, 2012 and 2011, respectively.

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

•

HNAH extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 2014. In addition, in April 2011, we issued senior notes in the amount of $3.0 billion to HNAH. These notes mature in three equal installments of $1.0 billion in April 2013, 2015 and 2016. The notes bear interest at 90 day USD Libor plus a spread, with each maturity at a different spread. Interest expense on these notes totaled $16 million and $4 million during the three months ended March 31, 2012 and 2011, respectively.

•

In addition to purchases of U.S. Treasury and U.S. Government Agency securities, we have periodically purchased both foreign-denominated and USD denominated marketable securities from certain affiliates including HSI, HSBC Asia-Pacific, HSBC Mexico, HSBC London, HSBC Brazil, HSBC Chile and HSBC Canada. Marketable securities outstanding from these purchases are reflected in trading assets and totaled $3.5 billion and $8.5 billion at March 31, 2012 and December 31, 2011, respectively.

HSBC USA Inc.

•

We have also entered into credit derivatives transactions, primarily in the form of credit default swaps, with certain affiliates. The notional value so these derivative contracts was $47.3 billion and $45.1 billion at March 31, 2012 and December 31, 2011, respectively. The net credit exposure (defined as the recorded fair value of the derivative liability) related to the contracts was $1.4 billion and $1.0 billion at March 31, 2012 and December 31, 2011, respectively.

•	We have a committed unused line of credit with HSBC France of $2.5 billion at both March 31, 2012 and December 31, 2011.

•	We have an uncommitted unused line of credit with HSBC North America Inc. (“HNAI”) of $150 million at both March 31, 2012 and December 31, 2011.

•

We have extended loans and lines of credit to various other HSBC affiliates totaling $460 million at March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011, there were no amounts outstanding under these loans or lines of credit. There is no interest income on these lines during the three months ended March 31, 2012 and 2011, respectively.

•

Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. No such commercial paper was held at March 31, 2012 and December 31, 2011.

•

We routinely enter into derivative transactions with HSBC Finance and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $899.7 billion and $887.1 billion at March 31, 2012 and December 31, 2011, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $19.7 billion and $22.4 billion at March 31, 2012 and December 31, 2011, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

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

•

Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 15, “Pension and Other Postretirement Benefits.”

•

Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $12 million and $9 million during the three months ended March 31, 2012 and 2011, respectively.

•

We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $7 million and $6 million during the three months ended March 31, 2012 and 2011, respectively, are included as a component of Support services from HSBC affiliates in the table above. Billing for these services was processed by HTSU.

HSBC USA Inc.

•	We did not pay any dividends to our immediate parent, HNAI, on our common stock during the three months ended March 31, 2012 and 2011.

17.    Regulatory Capital

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	March 31, 2012				December 31, 2011
	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:
HSBC USA Inc.	$21,835	10.00%		18.32%	$21,908	10.00%		18.39%
HSBC Bank USA	22,392	10.00		18.81	22,390	10.00		18.86
Tier 1 capital ratio:
HSBC USA Inc.	15,254	6.00		12.80	15,179	6.00		12.74
HSBC Bank USA	16,150	6.00		13.57	15,996	6.00		13.48
Tier 1 common ratio:
HSBC USA Inc.	12,847	5.00	(2)	10.78	12,773	5.00	(2)	10.72
HSBC Bank USA	16,150	5.00		13.57	15,996	5.00		13.48
Tier 1 leverage ratio:
HSBC USA Inc.	15,254	3.00	(3)	7.55	15,179	3.00	(3)	7.43
HSBC Bank USA	16,150	5.00		8.09	15,996	5.00		7.98
Risk weighted assets:
HSBC USA Inc.	119,187				119,099
HSBC Bank USA	119,034				118,688

(1)

HSBC USA Inc and HSBC Bank USA are categorized as “well-capitalized”, as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

(2)

There is no Tier 1 common ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the required minimum Tier 1 common ratio as included in the Federal Reserve Board’s final rule regarding capital plans for U.S. bank holding companies with total consolidated assets of $50 billion or more.

(3)	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The ratio shown is the minimum required ratio.

We did not receive any cash capital contributions from our immediate parent, HNAI, during the first three months of 2012. During the three months ended March 31, 2012 we contributed $2 million to our subsidiary, HSBC Bank USA, in part to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. See Note 16, “Related Party Transactions”, for additional information.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets”, as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During 2011, HSBC Bank USA sold low-quality credit card receivables with a net book value of approximately $266 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. Capital ratios and amounts at March 31, 2012 and December 31, 2011

HSBC USA Inc.

in the table above reflect this reporting. At March 31, 2012, the remaining purchased receivables subject to this requirement totaled $1.3 billion of which $3 million are considered to be low-quality assets. These receivables were sold to Capital One as part of the previously discussed sale which was completed on May 1, 2012.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At March 31, 2012 and December 31, 2011, deferred tax assets of $609 million and $363 million, respectively, were excluded in the computation of regulatory capital.

18.    Business Segments

We have four distinct segments that we utilize for management reporting and analysis purposes, which are generally based upon customer groupings, as well as products and services offered. Our segment results are reported on a continuing operations basis. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2011 Form 10-K.

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

HSBC USA Inc.

Results for each segment on an IFRSs basis, as well as a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals, are as follows:

	IFRS Consolidated Amounts
	RBWM	CMB	GBM	PB	Other	Adjustments/ Reconciling Items	Total	IFRS Adjustments(4)	IFRS Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three months ended March 31, 2012:
Net interest income(1)	$247	$166	$143	$45	$(7)	$(6)	$588	$(15)	$14	$587
Other operating income	97	104	326	29	(271)	6	291	68	8	367

Total operating income	344	270	469	74	(278)	-	879	53	22	954
Loan impairment charges(3)	41	(17)	(31)	(2)	-	-	(9)	(3)	12	-

	303	287	500	76	(278)	-	887	56	10	954
Operating expenses(2)	321	185	259	58	19	-	842	4	10	856

Profit (loss) before income tax expense	$(18)	$102	$241	$18	$(297)	$-	$46	$52	$-	$98

Balances at end of period:
Total assets	$27,570	$23,165	$199,218	$6,931	$92	$-	$256,976	$(65,781)	$137	$191,332
Total loans, net	16,093	17,450	27,665	4,962	-	-	66,170	(2,677)	(10,227)	53,266
Goodwill	581	358	480	325	-	-	1,744	484	-	2,228
Total deposits	37,758	21,219	40,461	12,033	-	-	111,471	(4,441)	30,497	137,527
Three months ended March 31, 2011:
Net interest income(1)	$248	$175	$132	$46	$(64)	$(8)	$529	$55	$46	$630
Other operating income	59	105	417	36	(36)	8	589	33	(31)	591

Total operating income	307	280	549	82	(100)	-	1,118	88	15	1,221
Loan impairment charges(3)	32	(30)	(17)	(9)	-	-	(24)	10	12	(2)

	275	310	566	91	(100)	-	1,142	78	3	1,223
Operating expenses(2)	450	176	226	64	17	-	933	(5)	3	931

Profit (loss) before income tax expense	$(175)	$134	$340	$27	$(117)	$-	$209	$83	$-	$292

Balances at end of period:
Total assets	$28,523	$19,495	$178,506	$6,139	$105	$-	$232,768	$(57,019)	$(774)	$174,975
Total loans, net	17,337	14,946	25,568	4,281	-	-	62,132	(2,625)	(9,781)	49,726
Goodwill	876	368	480	326	-	-	2,050	576	-	2,626
Total deposits	48,493	25,078	37,931	11,970	-	-	123,472	(3,206)	12,459	132,725

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

Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Basis of Reporting”, A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net Interest Income

Effective interest rate – The calculation of effective interest rates under IFRS 39, “Financial Instruments: Recognition and Measurement (“IAS 39”), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or recovered between parties to the contract that are an integral part of the

HSBC USA Inc.

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

Other Operating Income (Total Other Revenues)

Derivatives – Effective January 1, 2008, U.S. GAAP removed the observability requirement of valuation inputs to recognize the difference between transaction price and fair value as profit or loss at inception in the consolidated statement of income. Under IFRSs, recognition is permissible only if the inputs used in calculating fair value are based on observable inputs. If the inputs are not observable, profit and loss is deferred and is recognized: (1) over the period of contract, (2) when the data becomes observable, or (3) when the contract is settled. This causes the net income under U.S. GAAP to be different than under IFRSs.

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

Operating Expenses

Pension costs – Costs under U.S. GAAP are higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”). In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when “demonstrably committed to the transaction” as compared to U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

HSBC USA Inc.

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

19.    Variable Interest Entities

In the ordinary course of business, we have organized special purpose entities (“SPEs”) primarily to structure financial products to meet our clients’ investment needs and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. A SPE can be a variable interest entity (“VIE”), which is an entity that lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) the power to direct the activities of an entity that most significantly impacts the entity’s economic performance; b) the obligation to absorb the expected losses of the entity, the right to receive the expected residual returns of the entity, or both.

Variable Interest Entities  We consolidate VIEs in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the

HSBC USA Inc.

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

Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of March 31, 2012 and December 31, 2011 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation:

	March 31, 2012		December 31, 2011
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Interest bearing deposits with banks	$107	$-	$108	$-
Other assets	523	-	520	-
Long term debt	-	55	-	55
Other liabilities	-	170	-	166

Total	$630	$225	$628	$221

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

HSBC USA Inc.

Unconsolidated VIEs  We also have variable interests with other VIEs that were not consolidated at March 31, 2012 and December 31, 2011 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of March 31, 2012 and December 31, 2011:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
As of March 31, 2012:
Asset-backed commercial paper conduits	$-	$-	$15,020	$681
Structured note vehicles	1,675	81	6,664	1,989

Total	$1,675	$81	$21,684	$2,670

As of December 31, 2011:

Asset-backed commercial paper conduits	$-	$-	$14,989	$677
Structured note vehicles	1,392	88	6,605	1,793

Total	$1,392	$88	$21,594	$2,470

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

Each seller of assets to an ABCP conduit typically provides collateral in the form of excess assets and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We do not provide the majority of the liquidity facilities to any of these ABCP conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $681 million maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

HSBC USA Inc.

Structured note vehicles  Our involvement in structured note vehicles includes entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of March 31, 2012, we recorded approximately $70 million of trading assets and $85 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2011, we recorded approximately $73 million of trading assets and $89 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

Beneficial interests issued by third-party sponsored securitization entities  We hold certain beneficial interests issued by third-party sponsored securitization entities which may be considered VIEs. The investments are transacted at arm’s-length and decisions to invest are based on credit analysis on underlying collateral assets or the issuer. We are a passive investor in these issuers and do not have the power to direct the activities of these issuers. As such, we do not consolidate these securitization entities. Additionally, we do not have other involvements in servicing or managing the collateral assets or provide financial or liquidity support to these issuers that potentially give rise to risk of loss exposure. These investments are an integral part of the disclosure in Note 5, “Securities” and Note 22, “Fair Value Measurements” and, therefore, are not disclosed in this note to avoid redundancy.

Consolidated VIEs of Discontinued Credit Card and Private Label Operations  We have historically utilized entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transferred certain private label and other credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. As our affiliate is the servicer of the assets of these trusts we performed a detailed analysis and determined that we retain the benefits and risks and are the primary beneficiary of the trusts and, as a result, consolidate them. In 2011, in connection with our agreement to sell certain credit card operations to Capital One, all remaining loans in the private label and other credit card receivables VIEs were transferred to a wholly-owned subsidiary of HSBC Bank USA. As of March 31, 2012 and December 31, 2011, the only remaining balance related to these consolidated VIEs which are part of our discontinued credit card operations was $398 million and $541 million, respectively, of other liabilities which represents tax related liabilities of these VIEs and are included as a component of liabilities of discontinued operations on our consolidated balance sheet.

HSBC USA Inc.

20.    Guarantee Arrangements and Pledged Assets

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

The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of March 31, 2012 and December 31, 2011. Following the table is a description of the various arrangements.

	March 31, 2012		December 31, 2011
	Carrying Value	Notional/Maximum Exposure to Loss	Carrying Value	Notional/Maximum Exposure to Loss
	(in millions)
Credit derivatives(1)(4)	$(2,354)	$304,886	$(7,759)	$330,395
Financial standby letters of credit, net of participations(2)(3)	-	5,271	-	4,705
Performance (non-financial) guarantees(2)(3)	-	3,137	-	3,088
Liquidity asset purchase agreements(3)	-	681	-	677

Total	$(2,354)	$313,975	$(7,759)	$338,865

(1)	Includes $47.3 billion and $45.1 billion issued for the benefit of HSBC affiliates at March 31, 2012 and December 31, 2011, respectively.

(2)	Includes $619 million and $707 million issued for the benefit of HSBC affiliates at March 31, 2012 and December 31, 2011, respectively.

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

HSBC USA Inc.

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(2,354)	$304,886	$(7,759)	$330,395
Buy-protection credit derivative positions	2,833	295,132	8,131	326,882

Net position(1)	$479	$9,754	$372	$3,513

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of March 31, 2012, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.3 billion and $3.1 billion, respectively. As of December 31, 2011, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.7 billion and $3.1 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $49 million and $44 million at March 31, 2012 and December 31, 2011, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $21 million and $22 million at March 31, 2012 and December 31, 2011, respectively.

HSBC USA Inc.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of March 31, 2012 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name CDS	2.5	$155,187	$43,163	$198,350
Structured CDS	2.5	57,351	4,814	62,165
Index credit derivatives	3.1	30,233	303	30,536
Total return swaps	7.9	11,115	2,720	13,835

Subtotal		253,886	51,000	304,886
Standby Letters of Credit(2)	1.3	7,382	1,026	8,408

Total		$261,268	$52,026	$313,294

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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

HSBC USA Inc.

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

To date, a majority of the repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $18.3 billion and $19.3 billion at March 31, 2012 and December 31, 2011, respectively, including $11.6 billion and $12.1 billion, respectively, of loans sourced from our legacy broker channel.

The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage during the three months ended March 31, 2012 and 2011, respectively:

Three Months Ended March 31,	2012	2011
	(in millions)
Pre- 2004	$2	$1
2004	4	4
2005	4	8
2006	16	14
2007	45	40
2008	27	29
Post 2008	4	24

Total repurchase demands received(1)	$102	$120

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $84 million and $85 million at March 31, 2012 and 2011, respectively.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in millions)
GSEs	$80	$78
Others	35	35

Total(1)	$115	$113

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $95 million and $87 million at March 31, 2012 and December 31, 2011, respectively.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

HSBC USA Inc.

•

The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three months ended March 31, 2012 and 2011 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

Three Months Ended March 31,	2012	2011
	(in millions)
Balance at beginning of period	$237	$262
Increase in liability recorded through earnings	21	44
Realized losses	(35)	(36)

Balance at end of period	$223	$270

Our reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $223 million at March 31, 2012 represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change.

Written Put Options, Non Credit-Risk Related and Indemnity Arrangements:

Liquidity asset purchase agreements  We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of March 31, 2012 and December 31, 2011, we have issued $681 million and $677 million, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits See Note 19, “Variable Interest Entities,” for further information.

Structured products  We structure and sell products that provide for the return of principal to investors on a future date. These structured products have various reference assets and we are obligated to cover any shortfall between the market value of the underlying reference portfolio and the principal amount due at maturity. We manage such shortfall risk by, among other things, establishing structural and investment constraints. Additionally, the structures require liquidation of the underlying reference portfolio when certain pre-determined triggers are breached and the proceeds from liquidation are required to be invested in zero-coupon bonds that would generate sufficient funds to repay the principal amount upon maturity. We may be exposed to market (gap) risk at liquidation and, as such, may be required to make up the shortfall between the liquidation proceeds and the purchase price of the zero coupon bonds. These structured products are accounted for on a fair value basis. The notional amounts of these structured products were not material as of March 31, 2012 and December 31, 2011. We have not made any payments under the terms of these structured products and we consider the probability of such payments to be remote.

Visa covered litigation  We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations

HSBC USA Inc.

and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered litigations or (ii) the third anniversary of the IPO, whichever is later. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In 2009 and 2010, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited collectively an additional $2.0 billion into the escrow account. As a result, we re-evaluated our contingent liability recorded relating to this litigation and reduced our liability by $24 million during 2009 and 2010. In 2011, Visa again exercised its rights to sell shares of existing Class B shareholders and funded an additional $2.0 billion into the escrow account and we reduced our liability by $9 million. At March 31, 2012, there was no net contingent liability recorded. We do not expect these changes to result in a material adverse effect on our results of operations.

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

Pledged Assets  Pledged assets included in the consolidated balance sheet are summarized in the following table.

	March 31, 2012	December 31, 2011
	(in millions)
Interest bearing deposits with banks	$919	$4,426
Trading assets(1)	961	1,640
Securities available-for-sale(2)	18,862	23,347
Securities held to maturity	457	476
Loans(3)	2,069	2,113
Other assets(4)	3,443	3,688

Total	$26,711	$35,690

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

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

HSBC USA Inc.

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

HSBC USA Inc.

awaiting the court’s decision. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action and will defend the claims vigorously.

Lender-Placed Insurance Matters  Lender-placed insurance involves a lender obtaining a hazard insurance policy on a mortgaged property when the borrower fails to maintain their own policy. The cost of the lender-placed insurance is then passed on to the borrower. Industry practices with respect to lender-placed insurance are receiving heightened regulatory scrutiny. The Consumer Financial Protection Bureau recently announced that lender-placed insurance is an important issue and is expected to publish related regulations sometime in 2012. In October 2011, a number of mortgage servicers and insurers, including our affiliate, HSBC Insurance (USA) Inc., received subpoenas from the New York Department of Financial Services (the “NYDFS”) with respect to lender-placed insurance activities dating back to September 2005. We have and will continue to provide documentation and information to the NYDFS that is responsive to the subpoena.

Between June 2011 and March 2012, several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against us and our subsidiaries captioned Montanez et al v. HSBC Mortgage Corporation (USA) et al. (E.D. Pa. No. 11-CV-4074); Maxwell et al v. HSBC Mortgage Corporation (USA) et al. (S.D.N.Y. No. 12-CV-1699); West et al. v. HSBC Mortgage Corporation (USA) et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687); McCarn et al. v. HSBC USA Inc. et al. (E.D. Ca. No. 12-CV-00375). These actions relate primarily to industry-wide regulatory concerns, and include allegation regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure.

Madoff Litigation  In December 2008, Bernard L. Madoff (“Madoff”) was arrested for running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC (“Madoff Securities”), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, funds investors and the Madoff Securities trustee, as described below) have commenced Madoff-related proceedings against numerous defendants in a multitude of jurisdictions. Various HSBC companies have been named as defendants in suits in the United States, Ireland, Luxembourg and other jurisdictions. Certain suits (which included U.S. putative class actions) allege that the HSBC defendants knew or should have known of Madoff’s fraud and breached various duties to the funds and fund investors.

In November 2011, the District Court judge overseeing three related putative class actions in the Southern District of New York, captioned In re Herald, Primeo and Thema Funds Securities Litigation (S.D.N.Y. Nos. 09-CV-0289 (RMB), 09-CV-2558 (RMB)), dismissed all claims against the HSBC defendants on forum non conveniens grounds, but temporarily stayed this ruling as to one of the actions against the HSBC defendants – the claims of investors in Thema International Fund plc - in light of a proposed amended settlement agreement between the lead plaintiff in that action and the relevant HSBC defendants (including, subject to the granting of leave to effect a proposed pleading amendment, HSBC Bank USA). In December 2011, the District Court lifted this temporary stay and dismissed all remaining claims against the HSBC defendants, and declined to consider preliminary approval of the settlement. In light of the District Court’s decision, HSBC has terminated the settlement agreement. The Thema plaintiff contests HSBC’s right to terminate. Plaintiffs in all three actions filed notices of appeal to the U.S. Circuit Court of Appeals for the Second Circuit, where the actions are captioned In re Herald, Primeo and Thema Funds Securities Litigation (2nd Cir, Nos. 12-156, 12-184, 12-162). Plaintiffs’ opening briefs were filed in April 2012 and HSBC expects to file responses in July 2012.

In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The U.S. action, captioned Picard v. HSBC et al (Bankr S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, sought $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign

HSBC USA Inc.

affiliates and the various other codefendants. It sought damages against the HSBC defendants for allegedly aiding and abetting Madoff’s fraud and breach of fiduciary duty. In July 2011, after withdrawing the case from the Bankruptcy Court in order to decide certain threshold issues, the District Court dismissed the trustee’s various common law claims on the grounds that the trustee lacks standing to assert them. In December 2011, following the District Court’s approval of a stipulated order among the trustee, the HSBC defendants and certain other parties allowing the trustee to immediately appeal the ruling, the trustee filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, where the action is captioned Picard v. HSBC Bank plc et al. (2nd Cir., No. 11-5207). Briefing in that appeal was completed in April 2012. The District Court returned the remaining claims to the Bankruptcy Court for further proceedings. Those claims seek, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. The HSBC defendants acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients. The trustee’s U.S. bankruptcy law claims also seek recovery of fees earned by the HSBC defendants for providing custodial, administration and similar services to the funds. Between September 2011 and April 2012, the HSBC defendants and certain other defendants moved again to withdraw the case from the Bankruptcy Court. Those withdrawal motions are currently pending before the District Court. The trustee’s English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff’s fraud. HSBC has not been served with the trustee’s English action.

Between October 2009 and April 2012, Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited (“Fairfield”), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands and the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC’s private banking business and other clients who invested in the Fairfield funds. The Fairfield actions, including an action captioned Fairfield Sentry Ltd. v. Zurich Capital Markets et al. (Bankr. S.D.N.Y. No. 10-03634), in which HSBC Bank USA is a defendant, seek restitution of amounts paid to the defendants in connection with share redemptions, on the ground that such payments were made by mistake, based on inflated values resulting from Madoff’s fraud. Some of these actions also seek recovery of the share redemptions under British Virgin Islands insolvency law. The actions in the United States are currently stayed in the Bankruptcy Court pending developments in the related appellate litigation in the British Virgin Islands.

HSBC Bank USA was also a defendant in an action filed in July 2011, captioned Wailea Partners, LP v. HSBC Bank USA, N.A. (N.D. Ca. No. 11-CV-3544), arising from derivatives transactions between Wailea Partners, LP and HSBC Bank USA that were linked to the performance of a fund that placed its assets with Madoff Securities pursuant to a specified investment strategy. The plaintiff alleged, among other things, that HSBC Bank USA knew or should have known that the fund’s assets would not be invested as contemplated. The plaintiff also alleged that HSBC Bank USA marketed, sold and entered into the derivatives transactions on the basis of materially misleading statements and omissions in violation of California law. The plaintiff sought rescission of the transactions and return of amounts paid to HSBC Bank USA in connection with the transactions, together with interest, fees, expenses and disbursements. In December 2011, the District Court granted HSBC’s motion to dismiss the complaint with prejudice, and the plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit, where the action is captioned Wailea Partners, LP v. HSBC Bank USA, N.A., (9th Cir., No. 11-18041). The plaintiff filed an opening brief in March 2012, and HSBC expects to file a response in May 2012.

Greenwich Sentry LP v. HSBC USA Inc.  (Del. Ch. No. 6829) was filed in September 2011 in the Delaware Court of Chancery. The complaint seeks the return of specified redemption payments made to HSBC USA as a limited partner in Greenwich Sentry LP, a fund whose assets were invested with Madoff Securities, and asserts claims of unjust enrichment, mistaken payment, and constructive trust. HSBC USA was served with a copy of the complaint in December 2011. The Madoff Securities trustee has filed an unopposed motion to substitute itself for Greenwich Sentry LP as plaintiff in this action, and HSBC USA expects to file a response to the complaint within 30 days of approval of that motion.

HSBC USA Inc.

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

Knox Family Trust Litigation.  HSBC Bank USA, N.A. is the defendant in seven separate proceedings collectively described as Matter of Knox (N.Y. Surrogate’s Court, Erie County, File Nos. DO-0659, DO-0663, DO-0664, DO-0665, DO-0666, 1996-2486/B, and 1996-2486/D), concerning seven trusts for which HSBC Bank USA served as trustee that were established by Seymour Knox II and his descendants for various members of the Knox family. In these proceedings, the beneficiaries of the various trusts objected to HSBC Bank USA’s final accountings and claimed that HSBC Bank USA mismanaged certain assets and investments. In November 2010, the court awarded the plaintiffs in the seven proceedings damages totaling approximately $26 million plus interest and attorneys’ fees to be determined. In May 2011, the court entered final judgments totaling approximately $25 million in two of the seven proceedings. HSBC Bank USA appealed the judgments and secured the judgments in order to suspend execution of the judgments while the appeals are ongoing by depositing cash in the amount of the judgments in an interest-bearing escrow account. In May 2011, HSBC Bank USA agreed to settle three of the other proceedings for an immaterial amount. HSBC Bank USA also filed appeals of the two other proceedings. In August 2011, HSBC Bank USA agreed in principle to settle one proceeding on appeal for an immaterial amount. Final judgments were entered on the remaining proceedings and we have filed appeals, oral argument on which has been scheduled for May 14, 2012.
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

The Servicing Consent Orders require an independent review of foreclosures pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan has been developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications have been sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, industry media advertising, which began in January 2012 and a website at which a borrower can request a review. We expect the costs associated with the Servicing Consent Orders, including the foreclosure review, customer outreach plan and complaint process and any resulting remediation, will continue to result in significant increases in our operating expenses in future periods.

HSBC USA Inc.

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

On February 9, 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had preliminary discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. Based on discussions to date, an accrual was determined based on the total projected impact at HSBC North America associated with a proposed settlement of this matter. We recorded an accrual of $38 million in the fourth quarter of 2011 which reflects the portion of the HSBC North America accrual that we currently believe is allocable to HSBC Bank USA. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, such a settlement would not preclude private litigation concerning these practices.

Anti-Money Laundering, Bank Secrecy Act, Office of Foreign Assets Control and Other Compliance Matters  In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC, and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve (together, the “AML/BSA Consent Orders”). These actions require improvements for an effective compliance risk management program across our U.S. businesses, including BSA and Anti-Money Laundering (“AML”) compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders to ensure compliance, and that effective policies and procedures are maintained.

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

HSBC USA Inc.

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

In each of these regulatory and law enforcement matters, we have received Grand Jury subpoenas or other requests for information from governmental and other agencies, and are cooperating fully and engaging in efforts to resolve these matters. It is likely that there will be some form of formal enforcement action, which may be criminal or civil in nature, in respect of some or all of the ongoing investigations. Investigations of several other financial institutions in recent years for breaches of BSA, AML and OFAC requirements have resulted in settlements. Some of those settlements involved the filing of criminal charges, in some cases including agreements to defer prosecution of these charges, and the imposition of fines and penalties. Some of those fines and penalties have been significant depending upon the individual circumstances of each action. The investigations are ongoing. Based on the facts currently known, we are unable at this time to determine the terms on which the ongoing investigations will be resolved or the timing of such resolution or to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be material to our financial statements.

Mortgage Securitization Activity  In addition to the repurchase risk described in Note 20, “Guarantee Arrangements and Pledged Assets,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSBC Securities (USA) Inc. (“HSI”). In this regard, beginning in 2005 we began acquiring residential mortgage loans, substantially all of which were originated by non-HSBC entities, that were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $8.2 billion and $8.5 billion at March 31, 2012 and December 31, 2011, respectively. Based on the specifics of these transactions, the obligation to repurchase loans in the event of a breach of loan level representations and warranties resides predominantly with the organization that originated the loan. Certain of these originators, however, are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations.

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

HSBC Bank USA and certain of our affiliates have been named as defendants in a number of actions in connection with residential mortgage-backed securities (“RMBS”) offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans. In September 2011, the Federal Housing Finance Agency (the “FHFA”), acting in its capacity as conservator for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), filed an action in the U.S. District Court for the Southern District of New York against HSBC Bank USA, HSBC USA, HSBC North America, HSI, HSI Asset Securitization Corporation (“HASCO”) and five

HSBC USA Inc.

former and current officers and directors of HASCO seeking damages or rescission of mortgage-backed securities purchased by Fannie Mae and Freddie Mac that were either underwritten or sponsored by HSBC entities. The aggregate unpaid principal balance of the securities was approximately $1.9 billion at March 31, 2012. This action, captioned Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK), is one of a series of similar actions filed against 17 financial institutions alleging violations of federal securities laws and state statutory and common law in connection with the sale of private-label RMBS purchased by Fannie Mae and Freddie Mac, primarily from 2005 to 2008. This action, along with all of the similar FHFA RMBS actions that were filed in the U.S. District Court for the Southern District of New York, have been transferred to a single judge, who has directed the defendant in the first-filed matter, UBS, to file a motion to dismiss. On May 4, 2012, the Court filed its decision on UBS’ motion denying the motion to dismiss FHFA’s securities law claims and granting the motion to dismiss FHFA’s negligent misrepresentation claims. The District Court’s ruling will form the basis for rulings on the other matters, including the action filed against HSBC Bank USA and our affiliates. This action is at a very early stage. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action.

On January 31, 2012 Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC North America, HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO and HSI. The summons alleges that DZ Bank purchased $122.4 million in RMBS from the HSBC defendants and has sustained unspecified damages as a result of material misrepresentations and omissions contained in the offering documents, which DZ Bank did not know of until recently. DZ Bank has 120 days to serve the HSBC defendants with a complaint. On February 21, 2012, Sealink Funding Ltd. (“Sealink”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants 49 entities, including HSBC North America, HSBC USA, HSBC Markets (USA) Inc. and HSI. The summons alleges that Sealink purchased $948.8 million in RMBS from the defendants and has sustained unspecified damages as a result of material misrepresentations and omissions contained in the offering documents. The claims against the HSBC entities, who are named as underwriters of the related RMBS, are for (i) aiding and abetting fraud, (ii) negligent misrepresentation; (iii) breach of contract; and (iv) mutual mistake. Sealink has 120 days to serve the defendants with a complaint.

We have received subpoenas from the SEC seeking production of documents and information relating to our involvement, and the involvement of our affiliates, in specified private-label RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee or custodian as well as our involvement as a servicer. We have also had preliminary contacts with other governmental authorities exploring the role of trustees in private-label RMBS transactions. We also received a subpoena from the U.S. Department of Justice (U.S. Attorney’s Office, Southern District of New York) seeking production of documents and information relating to loss mitigation efforts with respect to HUD-insured mortgages on residential properties located in the State of New York. In January 2012, our affiliate, HSI, was served with a Civil Investigative Demand by the Massachusetts State Attorney General seeking documents, information and testimony related to the sale of RMBS to public and private customers in the State of Massachusetts from January 2005 to the present. We expect this level of focus will continue and, potentially, intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group. We are unable to reasonably estimate the financial effect of any action or litigation relating to these matters. As situations develop, it is possible that any related claims could be significant.

22.    Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focus on an exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly

HSBC USA Inc.

transaction between willing market participants (the “Fair Value Framework”). Where required by the applicable accounting standards, assets and liabilities are measured at fair value using the “highest and best use” valuation premise. Fair value measurement guidance effective in 2012 clarifies that financial instruments do not have alternative use and, as such, the fair value of financial instruments should be determined on an individual instrument basis using an “in-exchange” valuation premise. However, the fair value measurement literature provides a valuation exception and permits an entity to measure the fair value of a group of financial assets and financial liabilities with offsetting credit risks and/or market risks based on the exit price it would receive or pay to transfer the net risk exposure of a group of assets or liabilities if certain conditions are met. We elected to make fair value adjustments to a group of derivative instruments with offsetting credit risks and market risks, which include, but are not limited to, interest rate, foreign currency, equity and debt price, and commodity price risks as of the reporting date.

Fair Value Adjustments  The best evidence of fair value is quoted market price in an actively traded market, where available. In the event listed price or market quotes are not available, valuation techniques that incorporate relevant transaction data and market parameters reflecting the attributes of the asset or liability under consideration are applied. Where applicable, fair value adjustments are made to ensure the financial instruments are appropriately recorded at fair value. The fair value adjustments reflect the risks associated with the products, contractual terms of the transactions, and the liquidity of the markets in which the transactions occur. The fair value adjustments are broadly categorized by the following types:

Credit risk adjustment – The credit risk adjustment is an adjustment to a group of financial assets and financial liabilities, predominantly derivative assets and derivative liabilities, to reflect the credit quality of the parties to the transaction in arriving at fair value. A credit valuation adjustment to a financial asset is required to reflect the default risk of the counterparty. A debit valuation adjustment to a financial liability is recorded to reflect the default risk of HUSI. Where applicable, we take into consideration the credit risk mitigating arrangements including collateral agreements and master netting arrangements in estimating the credit risk adjustments.

Liquidity risk adjustment – The liquidity risk adjustment reflects, among other things, (a) the cost that would be incurred to close out the market risks by hedging, disposing or unwinding the actual position (i.e., a bid-offer adjustment), and (b) the illiquid nature, other than the size of the risk position, of a financial instrument.

Input valuation adjustment – Where fair value measurements are determined using internal valuation model based on unobservable inputs, certain valuation inputs may be less readily determinable. There may be a range of possible valuation input that market participants may assume in determining the fair value measurement. The resultant fair value measurement has inherent measurement risk if one or more significant parameters are unobservable and must be estimated. An input valuation adjustment is necessary to reflect the likelihood that market participants may use different input parameters, and to mitigate the possibility of measurement error.

Fair Value Hierarchy  The Fair Value Framework establishes a three-tiered fair value hierarchy as follows:

Level 1 quoted market price – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 valuation technique using observable inputs – Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and measurements determined using valuation models where all significant inputs are observable, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 valuation technique with significant unobservable – Level 3 inputs are unobservable inputs for the asset or liability and include situations where fair values are measured using valuation techniques based on one or more significant unobservable input.

Classification within the fair value hierarchy is based on whether the lowest level input that is significant to the fair value measurement is observable. As such, the classification within the fair value hierarchy is dynamic and

HSBC USA Inc.

can be transferred to other hierarchy levels in each reporting period. Transfers between leveling categories are assessed, determined and recognized at the end of each reporting period.

Valuation Control Framework  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with Finance. Finance has established an independent price validation process to ensure that the assets and liabilities measured at fair value are properly stated.

A valuation committee, chaired by the Head of Business Finance of Global Banking and Markets, meets monthly to review, monitor and discuss significant valuation matters arising from credit and market risks. The committee is responsible for establishing valuation policies and procedures, approving the internal valuation techniques and models developed by the Quantitative Risk and Valuation Group (QRVG), reviewing and approving valuation adjustments pertaining to, among other things, unobservable inputs, market liquidity, selection of valuation model and counterparty credit risk. Significant valuation risks identified in business activities are corroborated and addressed by the committee members and, where applicable, are escalated to the Chief Financial Officer of HUSI.

Where fair value measurements are determined based on information obtained from independent pricing services or brokers, Finance applies appropriate validation procedures to substantiate fair value. For price validation purposes, quotations from at least two independent pricing sources are obtained for each financial instrument, where possible. The following factors are considered in determining fair values:

•	similarities between the asset or the liability under consideration and the asset or liability for which quotation is received;

•	collaboration of pricing by referencing to other independent market data such as market transactions and relevant benchmark indices;

•	consistency among different pricing sources;

•	the valuation approach and the methodologies used by the independent pricing sources in determining fair value;

•	the elapsed time between the date to which the market data relates and the measurement date; and

•	the source of the fair value information.

Greater weight is given to quotations of instruments with recent market transactions, pricing quotes from dealers who stand ready to transact, quotations provided by market-makers who structured such instrument and market consensus pricing based on inputs from a large number of survey participants. Any significant discrepancies among the external quotations are reviewed and adjustments to fair values are recorded where appropriate. Where the transaction volume of a specific instrument has been reduced and the fair value measurement becomes less transparent, Finance will apply more detailed procedures to understand and challenge the appropriateness of the unobservable inputs and the valuation techniques used by the independent pricing service. Where applicable, Finance will develop a fair value estimate using its own pricing model inputs to test reasonableness. Where fair value measurements are determined using internal valuation models, Finance will validate the fair value measurement by either developing unobservable inputs based on the industry consensus pricing surveys in which we participate or back testing by observing the actual settlements occurring soon after the measurement date. Any significant valuation adjustments are reported to and discussed with the valuation committee.

Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with

HSBC USA Inc.

disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this quarterly report.

The following table summarizes the carrying value and estimated fair value of our financial instruments at March 31, 2012 and December 31, 2011.

	March 31, 2012					December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value
	(in millions)
Financial assets:
Short-term financial assets	$25,092	$25,092	$1,573	$23,038	$481	$27,534	$27,534
Federal funds sold and securities purchased under resale agreements	8,439	8,439	-	8,439	-	3,109	3,104
Non-derivative trading assets	27,791	27,791	704	24,366	2,721	30,028	30,028
Derivatives	9,419	9,419	19	9,172	228	9,826	9,826
Securities	55,458	55,714	27,908	27,806	-	55,316	55,579
Commercial loans, net of allowance for credit losses	35,243	35,837	-	-	35,837	33,207	33,535
Commercial loans designated under fair value option and held for sale	410	410	-	410	-	378	378
Commercial loans held for sale	550	550	-	-	550	587	587
Consumer loans, net of allowance for credit losses	18,023	14,417	-	-	14,417	17,917	14,301
Consumer loans held for sale:
Residential mortgages	1,833	1,840	-	-	1,840	2,058	2,071
Credit cards	388	388	-	-	388	416	416
Other consumer	212	212	-	-	212	231	231
Financial liabilities:
Short-term financial liabilities	$10,259	$10,259	$-	$10,259	$-	$18,497	$18,497
Deposits:
Without fixed maturities	122,018	122,018	-	122,018	-	123,720	122,710
Fixed maturities	5,531	5,548	-	5,548	-	6,210	6,232
Deposits designated under fair value option	10,018	10,018	-	7,054	2,964	9,799	9,799
Non-derivative trading liabilities	8,436	8,436	383	8,053	-	7,342	7,342
Derivatives	10,738	10,738	13	10,588	137	8,440	8,440
Long-term debt	13,627	14,048	-	14,048	-	11,666	11,653
Long-term debt designated under fair value option	6,042	6,042	-	5,882	160	5,043	5,043

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the prevailing economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2012 and December 31, 2011 reflect these market conditions.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
March 31, 2012:
Assets:
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$704	$216	$-	$920	$-	$920
Collateralized debt obligations	-	93	661	754	-	754
Asset-backed securities:
Residential mortgages	-	273	-	273	-	273
Home equity	-	1	-	1	-	1
Student loans	-	-	-	-	-	-
Corporate and other domestic debt securities	-	241	1,753	1,994	-	1,994
Debt securities issued by foreign entities:
Corporate	-	1,668	294	1,982	-	1,982
Government	-	5,581	-	5,581	-	5,581
Equity securities	-	24	13	37	-	37
Precious metals trading	-	16,249	-	16,249	-	16,249
Derivatives(2):
Interest rate contracts	133	55,905	9	56,047	-	56,047
Foreign exchange contracts	3	13,253	198	13,454	-	13,454
Equity contracts	-	1,051	171	1,222	-	1,222
Precious metals contracts	26	632	24	682	-	682
Credit contracts	-	9,037	1,581	10,618	-	10,618
Other contracts	-	-	-	-	-	-
Derivatives netting	-	-	-	-	(72,604)	(72,604)

Total derivatives	162	79,878	1,983	82,023	(72,604)	9,419
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	27,867	17,242	-	45,109	-	45,109
Obligations of U.S. states and political subdivisions	-	584	-	584	-	584
Asset-backed securities:
Residential mortgages	-	5	-	5	-	5
Commercial mortgages	-	365	-	365	-	365
Home equity	-	265	-	265	-	265
Student loans	-	9	-	9	-	9
Other	-	85	-	85	-	85
Corporate and other domestic debt securities	-	243	-	243	-	243
Debt securities issued by foreign entities:
Corporate	-	1,319	-	1,319	-	1,319
Government	41	5,333	-	5,374	-	5,374
Equity securities	-	151	-	151	-	151
Loans(3)	-	410	-	410	-	410
Intangible(4)	-	-	228	228	-	228

Total assets	$28,774	$130,255	$4,932	$163,961	$(72,604)	$91,357

Liabilities:
Deposits in domestic offices(5)	$-	$7,054	$2,964	$10,018	$-	$10,018
Trading liabilities, excluding derivatives	383	8,053	-	8,436	-	8,436
Derivatives(2):
Interest rate contracts	55	56,551	-	56,606	-	56,606
Foreign exchange contracts	17	13,068	203	13,288	-	13,288
Equity contracts	-	723	224	947	-	947
Precious metals contracts	24	847	24	895	-	895
Credit contracts	-	9,818	597	10,415	-	10,415
Derivatives netting	-	-	-	-	(71,413)	(71,413)

Total derivatives	96	81,007	1,048	82,151	(71,413)	10,738
Long-term debt(6)	-	5,882	160	6,042	-	6,042

Total liabilities	$479	$101,996	$4,172	$106,647	$(71,413)	$35,234

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
December 31, 2011:
Assets:
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$259	$38	$-	$297	$-	$297
Collateralized debt obligations	-	52	703	755	-	755
Asset-backed securities:
Residential mortgages	-	274	-	274	-	274
Home equity	-	1	-	1	-	1
Student loans	-	2	-	2	-	2
Corporate and other domestic debt securities	-	226	1,679	1,905	-	1,905
Debt securities issued by foreign entities:
Corporate	-	1,958	253	2,211	-	2,211
Government	-	7,461	-	7,461	-	7,461
Equity securities	-	27	13	40	-	40
Precious metals trading	-	17,082	-	17,082	-	17,082
Derivatives(2):
Interest rate contracts	135	61,565	9	61,709	-	61,709
Foreign exchange contracts	4	15,440	221	15,665	-	15,665
Equity contracts	-	1,047	169	1,216	-	1,216
Precious metals contracts	171	1,641	30	1,842	-	1,842
Credit contracts	-	12,297	2,093	14,390	-	14,390
Derivatives netting	-	-	-	-	(84,996)	(84,996)

Total derivatives	310	91,990	2,522	94,822	(84,996)	9,826
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	22,467	22,142	-	44,609	-	44,609
Obligations of U.S. states and political subdivisions	-	600	-	600	-	600
Asset-backed securities:
Residential mortgages	-	5	-	5	-	5
Commercial mortgages	-	451	-	451	-	451
Home equity	-	270	-	270	-	270
Student loans	-	12	-	12	-	12
Other	-	80	-	80	-	80
Corporate and other domestic debt securities	-	544	-	544	-	544
Debt securities issued by foreign entities:
Corporate	-	1,235	-	1,235	-	1,235
Government	40	5,295	-	5,335	-	5,335
Equity securities	-	140	-	140	-	140
Loans(3)	-	367	11	378	-	378
Intangible(4)	-	-	220	220	-	220

Total assets	$23,076	$150,252	$5,401	$178,729	$(84,996)	$93,733

Liabilities:
Deposits in domestic offices(5)	$-	$6,932	$2,867	$9,799	$-	$9,799
Trading liabilities, excluding derivatives	321	7,021	-	7,342	-	7,342
Derivatives(2):
Interest rate contracts	66	62,702	-	62,768	-	62,768
Foreign exchange contracts	13	15,191	222	15,426	-	15,426
Equity contracts	-	999	252	1,251	-	1,251
Precious metals contracts	32	1,186	30	1,248	-	1,248
Credit contracts	-	13,553	740	14,293	-	14,293
Derivatives netting	-	-	-	-	(86,546)	(86,546)

Total derivatives	111	93,631	1,244	94,986	(86,546)	8,440
Long-term debt(6)	-	4,957	86	5,043	-	5,043

Total liabilities	$432	$112,541	$4,197	$117,170	$(86,546)	$30,624

(1)	Represents counterparty and cash collateral netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)

Includes trading derivative assets of $8.3 billion and $8.8 billion and trading derivative liabilities of $9.7 billion and $6.8 billion as of March 31, 2012 and December 31, 2011, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

(3)

Includes leveraged acquisition finance and other commercial loans held for sale or risk-managed on a fair value basis for which we have elected to apply the fair value option. See Note 8, “Loans Held for Sale,” for further information.

HSBC USA Inc.

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

Transfers into/out of Levels 1 and 2  During the three months ended March 31, 2012 and 2011, there were no transfers between Level 1 and Level 2 measurements.

Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during three months ended March 31, 2012 and 2011. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Jan. 1, 2012	Total Gains and (Losses) Included in(1)			Purch- ases	Issu- ances	Settle- ments	Transfers Into Level 3		Transfers Out of Level 3		Mar. 31, 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$703	$39	$-	$-	$1	$-	$(82)	$		$		$661	$33
Corporate and other domestic debt securities	1,679	20	-	-	82	-	(28)		-		-	1,753	20
Corporate debt securities issued by foreign entities	253	41	-	-	-	-	-		-		-	294	41
Equity securities	13	-	-	-	-	-	-		-		-	13	-
Derivatives(2):
Interest rate contracts	9	-	-	-	-	-	-		-		-	9	-
Foreign exchange contracts	(1)	(1)	-	-	-	-	-		(3)		-	(5)	(1)
Equity contracts	(83)	50	-	-	-	-	(19)		-		(1)	(53)	27
Credit contracts	1,353	(375)	-	-	-	-	6		-		-	984	(346)
Loans(3)	11	-	-	-	-	-	-		-		(11)	-	(12)
Mortgage servicing rights(4)	220	-	-	-	-	8	-		-		-	228	-

Total assets	$4,157	$(226)	$-	$-	$83	$8	$(123)		$(3)		$(12)	$3,884	$(238)

Liabilities:
Deposits in domestic offices	$(2,867)	$(56)	$-	$-	$-	$(287)	$82		$3		$161	$(2,964)	$(41)
Long-term debt	(86)	(1)	-	-	-	(89)	3		-		13	(160)	-

Total liabilities	$(2,953)	$(57)	$-	$-	$-	$(376)	$85		$3		$174	$(3,124)	$(41)

HSBC USA Inc.

	Jan. 1, 2011	Total Gains and (Losses) Included in(1)			Purch- ases	Issua- nces	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Mar. 31, 2011	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$793	$11	$-	$-	$-	$-	$(4)	$-	$-	$800	$4
Corporate and other domestic debt securities	833	12	-	-	21	-	-	-	-	866	12
Corporate debt securities issued by foreign entities	243	26	-	-	-	-	-	-	-	269	26
Equity securities	17	(1)	-	-	-	-	-	-	-	16	(1)
Derivatives(2):
Interest rate contracts	(1)	-	5	-	-	-	-	-	-	4	5
Foreign exchange contracts	(4)	1	-	-	-	-	-	-	-	(3)	1
Equity contracts	12	24	-	-	-	-	(71)	-	(10)	(45)	(35)
Credit contracts	1,202	(159)	-	-	-	-	(28)	-	62	1,077	(193)
Loans(3)	11	-	-	-	-	-	1	-	-	12	-
Mortgage servicing rights(4)	394	-	(14)	-	-	16	-	-	-	396	(14)

Total assets	$3,500	$(86)	$(9)	$-	$21	$16	$(102)	$-	$52	$3,392	$(195)

Liabilities:
Deposits in domestic offices	$(3,612)	$(18)	$-	$-	$-	$(553)	$98	$(8)	$15	(4,078)	$(13)
Long-term debt	(301)	(9)	-	-	-	(74)	115	-	73	(196)	2

Total liabilities	$(3,913)	$(27)	$-	$-	$-	$(627)	$213	$(8)	$88	$(4,274)	$(11)

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $2.0 billion and $2.2 billion and derivative liabilities of $1.0 billion and $1.1 billion as of March 31, 2012 and 2011, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	See Note 9, “Intangible Assets,” for additional information.

HSBC USA Inc.

The following table presents quantitative information about recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of March 31, 2012.

Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs

Collateralized debt obligations	$661	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 35%
			Constant default rates	4% - 14%
			Loss severity rates	50% - 90%

Corporate and other domestic debt securities	1,753	Option adjusted discounted cash flows	Option adjusted spread	292 - 486 basis points
		Discounted cash flows	Spread volatility on collateral assets	1.7% - 4.2%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate debt securities issued by foreign entities	294	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	12% - 17%
Equity securities (investments in hedge funds)	13	Net asset value of hedge funds	Range of fair value adjustments to reflect restrictions on timing and amount of redemption and realization risks	0% - 90%
Interest rate derivative contracts	9	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	NM(1)
Foreign exchange derivative contracts	(5)	Option pricing model	Foreign exchange volatility and correlation of a basket of currencies	NM(2) (3)
Equity derivative contracts	(53)	Option pricing model	Price volatility of underlying equity and correlations of equities with a basket or index	NM(2) (3)
Credit derivative contracts	984	Option pricing model	Correlation of defaults of a portfolio of reference credit names	31% - 63%
			Industry by industry correlation of defaults	43% - 73%
Mortgage servicing right	228	Option adjusted discounted cash flow	Constant prepayment rates	8.8% - 35.8%
			Option adjusted spread	8.1% - 19.1
			Estimated annualized costs to service	$98 - $263 per account
Deposits in domestic offices (Structured deposits)	(2,964)	Option adjusted discounted cash flows	Foreign exchange volatility and correlations of a currency basket within the embedded derivative feature	NM(3)
			Equity price volatility and correlations of equity baskets or index within the embedded derivative feature
Long-term debt (Structured notes)	(160)	Option adjusted discounted cash flows	Foreign exchange volatility and correlations of a currency basket within the embedded derivative feature	NM(3)
			Equity price volatility and correlations of equity baskets or index within the embedded derivative feature

HSBC USA Inc.

(1)	Insignificant Level 3 measurement. Disclosure is not meaningful to users.

(2)

We are the client-facing entity and we enter into identical but opposite derivatives to transfer the resultant risks to our affiliates. With the exception of counterparty credit risks, we are market neutral. As a result, the range of significant unobservable inputs is not meaningful as the net risk positions are not significant.

(3)

The structured notes and structured deposits contain embedded equity or foreign currency derivatives. For financial reporting purposes, we measure the financial instruments at fair value in entirety with changes in fair value recorded in the income statement. For the presentation of this table, we have separated the embedded derivatives from the financial instruments and included them in the equity derivative and foreign currency derivative categories to reflect the underlying risks are managed through identical but offsetting derivatives with affiliates (also see note (2) above).

Sensitivity of Level 3 Inputs to Fair Value Measurements

Collateralized Debt Obligations – Probability of default, prepayment speed and loss severity rate are significant unobservable inputs. Significant increase (decrease) in these inputs will result in a lower (higher) fair value measurement of a collateralized debt obligation. A change in assumption for default probability is often accompanied by a directionally similar change in loss severity, and a directionally opposite change in prepayment speed.

Corporate and Domestic Debt Securities – The fair value measurements of certain corporate debt securities are affected by the fair value of the underlying portfolios of investments used as collateral and the make-whole guarantee provided by third party guarantors. The probability that the collateral fair value declines below the collateral call threshold concurrent with the guarantors failure to perform its make whole obligation is unobservable. The increase (decrease) in the probability the collateral value falls below the collateral call threshold is often accompanied by a directionally similar change in default probability of the guarantor.

Credit derivatives – Correlation of default among a basket of reference credit names is a significant unobservable input if the credit attributes of the portfolio are not within the parameters of relevant standardized CDS indices. Significant increase (decrease) in the unobservable input will result in a lower (higher) fair value measurement of the credit derivative. A change in assumption for default correlation is often accompanied by a directionally similar change in default probability and loss rates of other credit names in the basket.

Equity and foreign currency derivatives – The fair value measurement of a structured equity or foreign currency derivative is primarily affected by the implied volatility of the underlying equity price or exchange rate of the paired foreign currencies. The implied volatility is not observable. Significant increase (decrease) in the implied volatility will result in a higher (lower) fair value of a long position in the derivative contract.

Material Additions to and Transfers Into (Out of) Level 3 Measurements  During the three months ended March 31, 2012, we transferred $161 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

During the three months ended March 31, 2011, we transferred $62 million of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of March 31, 2012 and 2011. The gains (losses) during the three months ended March 31, 2012 and 2011 are also included.

HSBC USA Inc.

	Non-Recurring Fair Value Measurements as of March 31, 2012				Total Gains (Losses) For the Three Months Ended Mar. 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$-	$20	$186	$206	$(2)
Other consumer loans held for sale(1)	-	-	68	68	-
Impaired loans(2)	-	-	273	273	(11)
Real estate owned(3)	-	56	-	56	2
Commercial loans held for sale	-	53	-	53	-

Total assets at fair value on a non-recurring basis	$-	$129	$527	$656	$(11)

	Non-Recurring Fair Value Measurements as of March 31, 2011				Total Gains (Losses) For the Three Months Ended Mar. 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$-	$175	$328	$503	$5
Other consumer loans held for sale(1)	-	-	80	80	-
Impaired loans(2)	-	-	457	457	1
Real estate owned(3)	-	73	-	73	(3)
Commercial loans held for sale	-	33	-	33	-
Impairment of certain previously capitalized software development costs(4)	-	-	-	-	(78)
Building held for use	-	-	13	13	-

Total assets at fair value on a non-recurring basis	$-	$281	$878	$1,159	$(75)

(1)

As of March 31, 2012 and 2011, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

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

(4)

In the first quarter of 2011 it was determined that certain previously capitalized software development costs were no longer realizable as a result of the decision to cancel certain projects and, therefore, we recorded an impairment charge of $78 million representing the full amount of the developed software capitalized associated with these projects. The impairment charge was recorded in other expenses in our consolidated statement of income and is included in the results of our RBWM and CMB segment.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of March 31, 2012.

Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$186	Valuation of third party appraisal on underlying collateral	Loss severity rates	30% -70%
Impaired loans	273	Valuation by third party appraisal on underlying collateral	Loss severity rates	3% - 100%

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

Loans – Except for leveraged loans, selected residential mortgage loans and certain foreign currency denominated commercial loans, we do not record loans at fair value on a recurring basis. From time to time, we record on a non-recurring negative basis adjustment to loans. The write-downs can be based on observable market price of the loan or the underlying collateral value. In addition, fair value estimates are determined based on the product type, financial characteristics, pricing features and maturity.

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

•

Commercial impaired loans – Fair value is determined primarily by an analysis of discounted expected cash flows with a reference to independent valuations of underlying loan collateral and considering secondary market prices for distressed debt, where applicable.

•

Consumer Loans – The estimated fair value of our consumer loans were determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets.

HSBC USA Inc.

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

Lending-related commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $49 million and $44 million at March 31, 2012 and December 31, 2011, respectively.

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

HSBC USA Inc.

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:

Trading asset-backed securities and related collateral:

		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$-	$-	$62	$-	$207	$-	$269
	Home equity	-	-	-	-	-	-	-
	Student loans	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-

	Total AAA -A	-	-	62	-	207	-	269

BBB -B	Residential mortgages	-	-	1	-	-	-	1
	Home equity	-	-	-	-	-	-	-

	Total BBB -B	-	-	1	-	-	-	1

CCC-Unrated	Residential mortgages	-	-	-	-	4	-	4
	Home equity	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-

	Total CCC -Unrated	-	-	-	-	4	-	4

		$-	$-	$63	$-	$211	$-	$274

Trading collateralized debt obligations and related collateral:

Rating of Securities:	Collateral Type:	Level 2	Level 3
	(in millions)
AAA -A	Commercial mortgages	$-	$-
	Residential mortgages	-	-
	Student loans	53	-
	Other	-	-

	Total AAA -A	53	-

BBB -B	Commercial mortgages	-	156
	Corporate loans	-	351
	Other	-	133

	Total BBB -B	-	640

CCC -Unrated	Commercial mortgages	-	61
	Corporate loans	-	-
	Other	-	-

	Total CCC -Unrated	-	61

		$53	$701

HSBC USA Inc.

Available-for-sale securities backed by collateral:

		Commercial Mortgages		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$-	$-	$-	$-	$3	$-	$-	$-	$3
	Commercial mortgages	365	-	-	-	-	-	-	-	365
	Home equity	-	-	-	-	116	-	-	-	116
	Student loans	-	-	-	-	9	-	-	-	9
	Other	-	-	-	-	85	-	-	-	85

	Total AAA -A	365	-	-	-	213	-	-	-	578

BBB -B	Residential mortgages	-	-	-	-	-	-	-	-	-
	Home equity	-	-	-	-	82	-	1	-	83

	Total BBB -B	-	-	-	-	82	-	1	-	83

CCC -Unrated	Residential mortgages	-	-	-	-	2	-	-	-	2
	Home equity	-	-	-	-	66	-	-	-	66

	Total CCC -Unrated	-	-	-	-	68	-	-	-	68

		$365	$-	$-	$-	$363	$-	$1	$-	$729

•

Other domestic debt and foreign debt securities (corporate and government) – Except for certain structured securities, substantially all of the domestic and foreign securities are classified as Level 3 measurements. For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, we survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•

Equity securities – Except for those legacy investments in hedge funds, since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. For mutual fund investments, we receive monthly statements from the investment manager with the estimated fair value.

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

HSBC USA Inc.

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

HSBC USA Inc.

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

23.    New Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts  In October 2010, the FASB issued guidance which amends the accounting rules that define which costs associated with acquiring or renewing insurance contracts qualify as deferrable acquisition costs by insurance entities. We adopted the new guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on our financial position or results of operations.

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

Fair Value Measurements and Disclosures  In May 2011, the FASB issued an Accounting Standards Update to converge with newly issued IFRS 13, Fair Value Measurement. The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or liabilities. This Accounting Standards Update also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. We adopted the new disclosure requirements effective January 1, 2012. See Note 22, “Fair Value Measurement,” in these consolidated financial statements.

Presentation of Comprehensive Income  In June 2011, the FASB issued a new Accounting Standards Update on the presentation of other comprehensive income. This Update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. We adopted the new guidance effective January 1, 2012. See the Consolidated Statement of Comprehensive Income (Loss) and Note 14, “Accumulated Other Comprehensive Income,” in these consolidated financial statements.

Goodwill  In September 2011, the FASB issued an Accounting Standards Update which simplifies goodwill impairment testing. The new guidance provides entities with the option to first assess goodwill qualitatively to determine whether it is necessary to perform the required two-step quantitative goodwill impairment test. If it is determined that it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then the two-step quantitative impairment test would not be required. An entity may, however, choose to bypass the qualitative assessment for any reporting unit in any period and move directly to the two-step impairment test. The guidance is effective for annual and interim goodwill impairment tests performed after January 1, 2012. Adoption of this guidance did not have a significant impact on our process for determining goodwill impairment.

HSBC USA Inc.

Balance Sheet Offsetting  In December 2011, the FASB issued an Accounting Standards Update that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and those which are subject to an agreement similar to master netting arrangement. The new guidance is effective for all annual and interim periods beginning January 1, 2013. Additionally, entities will be required to provide the disclosures required by the new guidance retrospectively for all comparative periods. The adoption of this guidance will not have an impact on our financial position or results of operations.

HSBC USA Inc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC USA Inc. (“HSBC USA”) that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may,” “will,” “should,” “would,” “could,” “appears,” “believe,” “intends,” “expects,” “estimates,” “targeted,” “plans,” “anticipates,” “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which were expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC USA Inc. undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC USA Inc. and its subsidiaries may also be referred to in MD&A as “we”, “us”, or “our”.

The following discussion of our financial condition and results of operations excludes the results of our discontinued operations from all periods presented unless otherwise noted. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion of these operations.

Current Environment  After beginning to show signs of improvement once again in late 2011, economic conditions in the United States continued to improve during the first three months of 2012 as job growth continued and consumer spending trends remained positive. Improving consensus forecasts of GDP growth in 2012 since late last year have resulted from a steady stream of better than expected reports on U.S. economic activity that has led to a strong rebound in U.S. equity prices, lifting household wealth. In addition, conditions improved in financial markets around the world, including the United States, although concerns regarding government spending and the budget deficit continued to impact interest rates and spreads. Despite these improving conditions, serious threats to economic growth remain, including rising gasoline prices, continued pressure and uncertainty in the housing market and elevated unemployment levels. Federal Reserve policy makers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through late 2014. The prolonged period of low Federal funds rates will continue to put pressure on spreads earned on our deposit base. In addition, housing prices continue to remain under pressure in many markets due to elevated foreclosure levels. Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, further declines may be necessary before substantial progress in reducing the inventory of homes occurs.

While the economy continued to add jobs in the first quarter of 2012, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained. Although consumer spending

HSBC USA Inc.

has improved, there is a fear that rising gas prices will begin to constrain consumer spending once again. In addition, while consumer confidence is on the rebound and has improved significantly in recent months, it continues to be low based on historical standards. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 8.2 percent in March 2012. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility, and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in any of these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including declines in wage income and a difficult job market continue to influence consumer confidence. Additionally, there is continued uncertainty as to the future course of monetary policy and as to the impact on the economy and consumer confidence as the actions previously taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”), will continue to impact our results in 2012 and beyond, the degree of which is largely dependent upon the pace and extent of the economic recovery.

Due to the significant slow-down in foreclosure processing, and in some instances the prior cessation of all foreclosure processing by numerous loan servicers, there has been a reduction in the number of properties being marketed following foreclosure. This reduction may increase demand for properties currently on the market resulting in a stabilization of home prices but may also result in a larger number of vacant properties still pending foreclosure in certain communities creating downward pressure on general property values. Moreover, as servicers begin to increase foreclosure activities and market properties in large numbers, a significant over-supply of housing inventory is likely to occur. This could lead to an increase in loss severity, which would adversely impact our provision for credit losses in future periods.

In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices that is likely to result in higher loss severities while foreclosures are delayed.

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

Performance, Developments and Trends  Income from continuing operations was $80 million during the three months ended March 31, 2012 compared to $305 million during the three months ended March 31, 2011. Income from continuing operations before income tax expense was $98 million during the three months ended March 31, 2012 compared to $292 million in the prior year quarter, driven by lower net interest income and lower other revenues, partially offset by lower operating expenses, while our provision for credit losses remained flat. Our results in both periods were impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option and, in 2011, a non-recurring items which distorts the ability of investors to compare the underlying performance trends of our business. In order to better understand the

HSBC USA Inc.

underlying performance of our business, the following table summarizes the collective impact of these items on our income from continuing operations before income tax for all periods presented:

Three Months Ended March 31,	2012	2011
	(in millions)
Income from continuing operations before income tax expense, as reported	$98	$292
Change in value of our own fair value option debt and related derivatives	237	15
Impairment of software development costs	-	78

Income from continuing operations before income tax, excluding above items(1)	$335	$385

(1)	Represents a non-U.S. GAAP financial measure.

Excluding the collective impact of the items in the table above, our income from continuing operations before tax for the three months ended March 31, 2012 remained lower compared to the prior year quarter due to lower net interest income and lower other revenues, while operating expenses and our provision for credit losses remained flat.

During the three months ended March 31, 2012, we continued to reduce certain risk positions as opportunities arose. Improved market conditions and reduced outstanding exposure have resulted in a stabilization of valuation adjustments recorded. A summary of the significant valuation adjustments that impacted revenue for the three months ended March 31, 2012 and 2011 are presented in the following table.

Three Months Ended March 31,	2012	2011
	(in millions)
Gains (Losses):
Insurance monoline structured credit products(1)	$8	$16
Other structured credit products(1)	41	80
Mortgage whole loans held for sale including whole loan purchase settlement (predominantly subprime)(2)	(1)	(5)
Leverage acquisition finance loans held for sale(3)	30	34

Total gains (losses)	$78	$125

(1)	Reflected in Trading revenue in the consolidated statement of income.

(2)	Reflected in Other income in the consolidated statement of income.

(3)	Reflected in Gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.

Other revenues in both periods reflect the impact of changes in value of our own debt and related derivatives for which we elected fair value option. Excluding the impact of this item, other revenue decreased $2 million during the first quarter of 2012 due primarily to lower trading revenue, lower securities gains, lower other fees and commissions and lower other income, partially offset by higher mortgage banking revenue. The lower trading revenue was driven by lower revenues in our legacy global markets businesses and a decline in new deal activity in rates derivatives, partially offset by higher foreign exchange and precious metals revenue. Securities gains were lower due to decreased security sales for risk management purposes. Lower other fees and commissions were driven by lower debit card fees and lower other income was driven by lower earnings from equity investments and lower miscellaneous income. The higher mortgage banking revenue was largely due to a lower provision for repurchase obligations and improved MSR performance. See “Results of Operations” for a more detailed discussion of other revenues.

Net interest income was $587 million during the three months ended March 31, 2012 compared to $630 million during the prior year quarter. The decrease reflects the impact of lower interest income on securities due to lower

HSBC USA Inc.

interest rates, partially offset by higher interest income on loans, driven by higher average balances on commercial loans due to new business volume. See “Results of Operations” for a more detailed discussion of net interest income.

Our provision for credit losses remained relatively flat during the first quarter of 2012 compared to the year-ago quarter. In our consumer loan portfolio, the provision for credit losses declined, primarily due to continued improvements in economic and credit conditions, including lower dollars of delinquency and improvements in early stage consumer loan delinquency roll rates which resulted in improved outlook on future loss estimates for our consumer loan portfolio as compared with the prior year quarter. We recorded a lower net recovery in our commercial loan portfolio in the quarter as managed reductions in certain exposures and improvements in the financial circumstances of several customer relationships led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets in both periods which resulted in a higher overall release in loss reserves during the year-ago quarter. See “Results of Operations” for a more detailed discussion of our provision for credit losses.

Operating expenses totaled $856 million during the first quarter of 2012, a decrease of 8 percent from the year-ago quarter. The decrease was driven by a $78 million impairment of certain previously capitalized software development costs in March 2011. Excluding the impact of this impairment in the prior year, operating expenses remained relatively flat compared to the year-ago quarter as lower salaries and benefits, lower occupancy costs as well as lower marketing, professional services and FDIC assessment fees and other miscellaneous expenses were largely offset by higher compliance costs. Compliance costs were a significant component of our cost base in the first quarter of 2012, increasing to $97 million from $25 million in the prior year quarter, largely attributable to investment in BSA/AML process enhancements and infrastructure. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, we expect compliance remediation related costs will remain elevated in 2012 as we continue to address the requirements of the regulatory consent agreements. See “Results of Operations” for a more detailed discussion of our operating expenses.

Our efficiency ratio from continuing operations was 89.46 percent during the there months ended March 31, 2012 compared to 76.23 percent during the year-ago quarter. Our efficiency ratio was impacted in both periods by the change in the fair value of our own debt and related derivatives for which we have elected fair value option accounting and, in the prior year period, the impairment of certain software development costs included in the year-ago quarter, while total net interest income and other revenues declined. Excluding the impact of these items, our efficiency ratio for the first quarter of 2012 was 71.69 percent compared to 68.92 percent in the prior year quarter as net interest income and other revenues declined while operating expenses, which continue to reflect elevated levels of compliance costs, remained relatively flat.

Our effective tax rate was 18.9 percent for the three months ended March 31, 2012 compared to (4.5) percent in the prior year quarter. The effective tax rate for the three months ended March 31, 2012 reflects the utilization of low income housing tax credits, a change in tax reserves, state taxes and the effect of a change in state tax rates used to value deferred taxes applied against a relatively low level of pre-tax income. The effective tax rate for the three months ended March 31, 2011 reflects the impact of a release of valuation allowance previously established on foreign tax credits, utilization of low income housing tax credits, state taxes and the effect of a change in state tax rates used to value deferred taxes. See Note 13, “Income Taxes”, in the accompanying consolidated financial statements for further discussion.

We continue to focus on cost optimization efforts to ensure realization of cost efficiencies. In an effort to create a more sustainable cost structure, a formal review was initiated in 2011 to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Workforce reductions, some of which relate to organizational structure redesign, have resulted in total legal entity full-time equivalent employees being reduced by 12 percent since March 31, 2011. Workforce reductions are also occurring in certain non-compliance shared

HSBC USA Inc.

services functions, which we expect will result in additional reductions to future allocated costs for these functions. The review is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.

We previously announced to employees that we are considering strategic options for our mortgage operations, with the objective of recommending the future course of our prime mortgage lending and mortgage servicing platforms. On May 7, 2012, we announced that we have entered into a strategic relationship with PHH Mortgage to manage our mortgage processing and servicing operations. The conversion of these operations is expected to be completed in the first quarter of 2013. Under the terms of the agreement, PHH Mortgage will provide us with mortgage origination processing services as well as sub-servicing of our portfolio of owned and serviced mortgages totaling $52.1 billion as of March 31, 2012. We will continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with these loans. We will acquire our agency eligible originations on a servicing released basis which will result in no additional mortgage servicing rights being recognized going forward. As a result of this agreement, many of our mortgage servicing employees will be given the opportunity to transfer to PHH Mortgage. No significant one-time restructuring costs are expected to be incurred as a result of this transaction. We plan to continue originating mortgages for our customers with particular emphasis on Premier relationships.

We continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities.

The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011.

Three Months Ended March 31,	2012	2011
	(dollars are in millions)
Income from continuing operations	$80	$305

Rate of return on average:
Total assets	.17%	.73%
Total common shareholder’s equity	1.45	7.55
Net interest margin to average earning assets	1.42	1.40
Efficiency ratio(2)	89.46	76.23
Commercial loan net charge-off ratio(1)	.90	.12
Consumer loan net charge-off ratio(1)	1.36	1.44

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Loans:
Commercial loans	$35,569	$33,649
Consumer loans	18,300	18,218

Total loans	$53,869	$51,867

Loans held for sale	$3,393	$3,670

Allowance for credit losses as a percent of loans(1)	1.12%	1.43%
Consumer two-months-and-over contractual delinquency	5.83	6.01
Loan-to-deposits ratio(3)	55.34	53.33
Total shareholders’ equity to total assets	9.74	9.80
Total capital to risk weighted assets	18.32	18.39
Tier 1 capital to risk weighted assets	12.80	12.74
Tier 1 common equity to risk weighted assets	10.78	10.72

HSBC USA Inc.

(1)	Excludes loans held for sale.

(2)	Total operating expenses, reduced by minority interests, expressed as a percentage of the sum of net interest income and other revenues.

(3)

Represents period end loans, net of loss reserves, as a percentage of domestic deposits less certificate of deposits equal to or less than $100 thousand. Excluding the deposits and loans held for sale to First Niagara, the ratio was 62.25 and 59.60 percent at March 31, 2012 and December 31, 2011.

Loans  Loans, excluding loans held for sale, were $53.9 billion at March 31, 2012 compared to $51.9 billion at December 31, 2011. The increase in loans as compared to December 31, 2011 was driven by an increase in commercial loans of $1.9 billion due to new business activity, particularly in global banking as well as in business banking and middle market enterprises, while consumer loans remained flat. The commercial loan increases were partially offset by paydowns and managed reductions in certain exposures. We continue to sell the majority of new mortgage loan originations to government sponsored enterprises. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

Credit Performance  Our allowance for credit losses as a percentage of total loans decreased to 1.12 percent at March 31, 2012 as compared to 1.43 percent at December 31, 2011. The decrease in our allowance ratio reflects a lower allowance for credit losses in all of our loan portfolios due to improved credit quality, including lower dollars of delinquency, reductions in certain commercial loan exposures including the charge-off of three specific global banking client relationships and continuing improvements in economic conditions.

Our consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) decreased to 5.83 percent at March 31, 2012 as compared to 6.01 percent at December 31, 2011 driven largely by improved delinquency roll rates and seasonal improvements in collection activities during the first quarter. See “Credit Quality” for a more detailed discussion of the increase in our delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) increased 46 basis points compared to the quarter ended December 31, 2011 due to higher commercial loan charge-offs driven by three specific global banking client relationships. See “Credit Quality” for a more detailed discussion of the increase in net charge-offs and the net charge-off ratio.

Performance of our Discontinued Operations  The financial information set forth below summarizes the financial results of our discontinued operations, which includes our General Motors MasterCard receivables (“GM Portfolio”) and our AFL-CIO Union Plus MasterCard/Visa receivables (“UP Portfolio”) and our private label credit card and closed-end receivable portfolios included in the sale to Capital One, for the three months ended March 31, 2012 and 2011 as well as, for the three month period ended March 31, 2011, our banknotes business, and certain loan information as of March 31, 2012 and December 31, 2011.

Three Months Ended March 31,	2012	2011
	(in millions)
Interest income	$589	$474
Interest expense	40	60

Net interest income	549	414
Provision for credit losses	-	108

Net interest income after provision for credit losses	549	306
Other revenues	(137)	149
Operating expenses	171	187

Income from discontinued operations before income tax	$241	$268

Net interest margin to average earning assets	10.8%	7.8%
Efficiency ratio	41.67	33.21

HSBC USA Inc.

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Loans of discontinued operations	$19,444	$21,185
Consumer two-months and over contractual delinquency	2.28%	2.43%

Income from discontinued operations before income tax for the three months ended March 31, 2012 decreased compared to the prior year quarter due to lower other revenues, partially offset by lower higher net interest income, lower provisions for credit losses and lower operating expenses.

Net interest income for discontinued operations was higher during the first quarter of 2012 driven by the impact of higher private label and credit card yields due to lower premium amortization and lower charge-off of interest as these receivables were classified as held-for-sale within Assets of discontinued operations beginning in August 2011.

The provision for credit losses related to discontinued operations decreased in the first quarter of 2012 due to the classification of the GM and UP credit card receivables and the private label credit card and closed-end receivables as held for sale in August 2011, which resulted in provision for credit losses no longer being recognized for these loans.

Other revenues for our discontinued operations decreased in the three months ended March 31, 2012 due primarily to a $333 million lower of amortized cost or fair value adjustment to the credit card and private label receivables in the first quarter of 2012. Excluding this item, other revenues increased due to lower fee charge-offs due to the classification of credit card and private label loans as held for sale as discussed above, favorable program fees due to lower payments to partners and higher late fees resulting primarily from minimum payment changes.

Operating expenses for our discontinued operations decreased largely as a result of lower charges from HSBC Finance due to lower levels of receivables being serviced.

Loans of discontinued operations, net totaled $19.4 billion at March 31, 2012 compared to $21.2 billion at December 31, 2011. The decrease from 2011 was largely due to a decline in credit card and private label receivables as a result of fewer active customer accounts, a continued focus by consumers to reduce outstanding credit card debt and seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

Dollars of delinquency for loans of discontinued operations at March 31, 2012 decreased as compared to December 31, 2011 due to lower loan levels and seasonal improvements in our collection activities as discussed above. The delinquency ratio decreased as compared to December 31, 2011 as dollars of delinquency decreased at a faster pace than receivable levels due to improvements in credit quality.

Funding and Capital  Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 12.80 percent and 12.74 percent at March 31, 2012 and December 31, 2011, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized.” We did not receive any cash capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”) during the first quarter of 2012.

As part of the regulatory approvals with respect to the affiliate receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than a typical eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are

HSBC USA Inc.

owned by HSBC Bank USA. In 2011, HSBC Bank USA sold low-quality credit card receivables with a net book value of approximately $266 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. At March 31, 2012, the remaining purchased receivables subject to this requirement totaled $1.3 billion, of which $3 million held by HSBC Bank USA were considered low-quality assets. These receivables were sold to Capital One as part of the previously discussed sale which was completed on May 1, 2012. We exceeded the minimum capital ratios required at March 31, 2012 and December 31, 2011.

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

Three Months Ended March 31,	2012	2011
	(in millions)
Income from continuing operations before income tax for prior year	$292	$587
Increase (decrease) in income from continuing operations before income tax attributable to:
Balance sheet management activities excluding gains (losses) on security sales(1)	12	19
Trading revenue(2)	(35)	45
Gains (losses) on security sales	(14)	23
Loans held for sale(3)	4	(82)
Residential mortgage banking related revenue (loss)(4)	60	2
Loss on own debt designated at fair value and related derivatives(5)	(222)	(48)
Gain (loss) on instruments designated at fair value and related derivatives, excluding own debt(5)	(11)	23
Provision for credit losses(6)	(2)	75
Interest expense on certain tax exposures	(11)	(1)
Impairment of software development costs	78	(78)
All other activity(7)	(53)	(273)

Income from continuing operations before income tax for current period	$98	$292

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

(2)	For additional discussion regarding trading revenue, see the caption “Results of Operations” in this MD&A.

(3)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Revenue” in this MD&A.

(4)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in this MD&A.

(5)	For additional discussion regarding fair value option and fair value measurement, see Note 12, “Fair Value Option,” in the accompanying consolidated financial statements.

(6)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in this MD&A.

(7)	Represents other banking activities, including revenue and expense items not specifically identified above.

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

Three Months Ended March 31,	2012	2011
Net income – U.S. GAAP basis	$235	$479
Adjustments, net of tax:
Reclassification of financial assets	(31)	(31)
Securities	(1)	11
Derivatives	-	2
Loan impairment	(7)	7
Property	(3)	(2)
Pension costs	5	6
Purchased loan portfolios	-	(20)
Transfer of credit cards receivables to held for sale	17	-
Release of tax valuation allowances	-	39
Uncertain tax positions	-	(160)
Other	4	3

Net income – IFRSs basis	219	334
Tax expense – IFRSs basis	78	120

Profit before tax – IFRSs basis	$297	$454

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

HSBC USA Inc.

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

Property – The sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under IFRSs while under U.S. GAAP, such gain is deferred and recognized over ten years due to our continuing involvement.

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”) In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when “demonstrably committed to the transaction” as compared to U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

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

HSBC USA Inc.

Transfer of credit card receivables to held for sale – For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for in accordance with IAS 39, “Financial Instruments: Recognition and Measurement (“IAS 39”), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value.

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

Other – Other includes the net impact of certain adjustments which represent differences between U.S. GAAP and IFRSs that were not individually material, including deferred loan origination costs and fees, restructuring costs, legal accruals, depreciation expense, share based payments and loans held for sale.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at March 31, 2012 and increases (decreases) since December 31, 2011, including continuing and discontinued operations, are summarized in the table below.

	March 31, 2012	Increase (Decrease) From December 31, 2011
		Amount	%
	(dollars are in millions)
Assets:
Short-term investments	$33,050	$2,871	9.5%
Loans, net	53,266	2,142	4.2
Loans held for sale	3,393	(277)	(7.5)
Trading assets	36,053	(2,747)	(7.1)
Securities	55,458	142	.3
Other assets, including assets of discontinued operations	29,755	(1,436)	(4.6)

Total assets	$210,975	$695	.3%

Liabilities and Shareholders’ equity:
Total deposits	$137,527	$(2,202)	(1.6)%
Trading liabilities	18,110	3,924	27.7
Short-term borrowings	11,991	(4,018)	(25.1)
All other liabilities	5,050	(95)	(1.8)
Long-term debt	19,669	2,960	17.7
Shareholders’ equity	18,628	126	.7

Total liabilities and shareholders’ equity	$210,975	$695	.3%

HSBC USA Inc.

Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell. Balances will fluctuate between periods depending upon our liquidity position at the time.

Securities  Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. See Note 5, “Securities,” in the accompanying consolidated financial statements for additional information.

Loans, Net  Loan balances at March 31, 2012 and increases (decreases) since December 31, 2011 are summarized in the table below:

	March 31, 2012	Increase (Decrease) From December 31, 2011
		Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$7,777	$(83)	(1.1)%
Business banking and middle market enterprises	10,889	664	6.5
Global banking(1)	13,852	1,194	9.4
Other commercial loans	3,051	145	5.0

Total commercial loans	35,569	1,920	5.7

Consumer loans:
Residential mortgages, excluding home equity mortgages	14,344	231	1.6
Home equity mortgages	2,491	(72)	(2.8)

Total residential mortgages	16,835	159	1.0
Credit card	786	(42)	(5.1)
Other consumer	679	(35)	(4.9)

Total consumer loans	18,300	82	.5

Total loans	53,869	2,002	3.9
Allowance for credit losses	603	(140)	(18.8)

Loans, net	$53,266	$2,142	4.2%

(1)

Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to selected high quality Latin American and other multinational customers managed by HSBC on a global basis.

Commercial loan balances increased $1.9 billion since December 31, 2011, driven by new business activity, particularly in global banking as well as in business banking and middle market enterprises. These increases were partially offset by paydowns and managed reductions in certain exposures.

Residential mortgage loans increased slightly since December 31, 2011. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a majority of our new residential loan originations through the secondary markets. The balances reflect modest increases to the portfolio associated with originations targeted at our Premier customer relationships and the transfer of $140 million of FHA/VA loans from held for sale that were not part of the loan sale to First Niagara.

Real estate markets in a large portion of the United States have been and continue to be affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our mortgage loan portfolio have

HSBC USA Inc.

generally deteriorated since origination. Refreshed loan-to-value ratios for our mortgage loan portfolio, excluding subprime residential mortgage loans held for sale, are presented in the table below.

	Refreshed LTVs(1)(2) at March 31, 2012		Refreshed LTVs(1)(2) at December 31, 2011
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	77.0%	63.1%	75.4%	62.2%
80% < LTV < 90%	10.1	13.5	11.0	13.7
90% < LTV < 100%	6.2	10.1	6.5	10.2
LTV > 100%	6.7	13.3	7.2	13.8
Average LTV for portfolio	67.1%	70.7%	67.7%	71.2%

(1)

Refreshed LTVs for first liens are calculated using the loan balance as of the reporting date. Refreshed LTVs for second liens are calculated using the loan balance as of the reporting date plus the senior lien amount at origination. Current estimated property values are derived from the property’s appraised value at the time of loan origination updated by the change in the Federal Housing Finance Agency’s (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimates used for purposes of this disclosure.

(2)

Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of December 31, 2011 and September 30, 2011, respectively.

Credit card receivable balances which represents our legacy HSBC Bank USA credit card portfolio, decreased compared to December 31, 2011 driven by a continued focus by customers to reduce outstanding credit card debt and seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

Other consumer loans have decreased primarily due to the discontinuation of originations of student loans and run-off of our installment loan portfolio.

Loans Held for Sale  Loans held for sale at March 31, 2012 and decreases since December 31, 2011 are summarized in the table below.

		Increase (Decrease) From
		December 31, 2011
	March 31, 2012	Amount	%
	(dollars are in millions)
Total commercial loans	$960	$(5)	(.5)%
Consumer loans:
Residential mortgages	1,833	(225)	(10.9)
Credit card	388	(28)	(6.7)
Other consumer	212	(19)	(8.2)

Total consumer loans	2,433	(272)	(10.1)

Total loans held for sale	$3,393	$(277)	(7.6)%

HSBC USA Inc.

Included in loans held for sale at March 31, 2012 are $2.4 billion of loans that are being sold as part of our agreement to sell certain branches to First Niagara, including $497 million of commercial loans, $1.3 billion of residential mortgages, $388 million of credit card receivables and $144 million of other consumer loans. Included in loans held for sale at December 31, 2011 are $2.5 billion of loans that are being sold as part of our agreement to sell certain branches, including $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card receivables and $161 million of other consumer loans.

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $410 million and $377 million at March 31, 2012 and December 31, 2011, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. In addition beginning in 2010, we provided loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. See Note 12, “Fair Value Option,” in the accompanying consolidated financial statements for further information.

In addition to the $1.3 billion and $1.4 billion of residential mortgage loans held for sale to First Niagara at March 31, 2012 and December 31, 2011 discussed above, residential mortgage loans held for sale include subprime residential mortgage loans of $170 million and $181 million at March 31, 2012 and December 31, 2011, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retained the servicing rights in relation to the mortgages upon sale. Balances have declined in the first quarter of 2012 largely due to the transfer of $140 million of FHA/VA loans previously held for sale to First Niagara back to loans held for investment and, to a lesser extent, subprime residential mortgage loan sales. We sold subprime residential mortgage loans with a carrying amount of $4 million in the first quarter of 2012.

In addition to closed-end private label loans with a balance of $144 million and $161 million at March 31, 2012 and December 31, 2011, respectively, other consumer loans held for sale in both periods also include certain student loans which we no longer originate.

Consumer loans held for sale are recorded at the lower of cost or market value. The valuation allowance on loans held for sale was $235 million and $251 million at March 31, 2012 and December 31, 2011, respectively.

Trading Assets and Liabilities  Trading assets and liabilities balances at March 31, 2012 and increases (decreases) since December 31, 2011, are summarized in the table below.

		Increase (Decrease) From
		December 31, 2011
	March 31, 2012	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$11,542	$(1,404)	(10.8)%
Precious metals	16,249	(833)	(4.9)
Derivatives(2)	8,262	(510)	(5.8)

	$36,053	$(2,747)	(7.1)%

Trading liabilities:
Securities sold, not yet purchased	$463	$120	35.0%
Payable for precious metals	7,973	974	13.9
Derivatives(3)	9,674	2,830	41.4

	$18,110	$3,924	27.7%

HSBC USA Inc.

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate bonds and debt securities.

(2)

At March 31, 2012 and December 31, 2011, the fair value of derivatives included in trading assets has been reduced by $4.4 billion and $4.8 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)

At March 31, 2012 and December 31, 2011, the fair value of derivatives included in trading liabilities has been reduced by $3.3 billion and $6.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative.

Securities balances decreased at March 31, 2012 due to a decrease in U.S. treasury, corporate and foreign sovereign positions related to hedges for derivative positions in both the interest rate and emerging market trading portfolio while balances of securities sold, not yet purchased increased since year-end due to an increase in short U.S. Treasury positions related to hedges for derivatives in the interest rate trading portfolio.

Precious metals trading assets decreased at March 31, 2012 primarily due to a reduction in gold trading inventory from year end levels which more than offset an increase in unallocated client balances and higher metal prices. The higher payable for precious metals compared to December 31, 2011 was primarily due to an increase in unallocated client balances as well as higher metal prices.

Derivative assets and liabilities balances as compared to December 31, 2011 were impacted by market movements as valuations of credit derivatives decreased from spread tightening and decreased value in foreign exchange and interest rate derivatives. This include the continued decrease in credit derivative positions as a number of transaction unwinds and commutations reduced the outstanding market value as management continues to actively reduce exposure. The derivative liability balance increased due to the change in cash collateral held.

Deposits  Deposit balances by major depositor categories at March 31, 2012 and increases (decreases) since December 31, 2011, are summarized in the table below.

		Increase (Decrease) From
		December 31, 2011
	March 31, 2012	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$100,523	$(1,146)	(1.1)%
Domestic and foreign banks	20,509	(117)	(.6)
U.S. government, states and political subdivisions	776	(59)	(7.1)
Foreign governments and official institutions	442	(1,013)	(69.6)
Deposit held for sale(1)	15,277	133	.9

Total deposits	$137,527	$(2,202)	(1.6)%

Total core deposits(2)	$103,477	$(662)	(.6)%

(1)	Represents deposits we have agreed to sell to First Niagara.

(2)

We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000. Balances at March 31, 2012 and December 31, 2011 include deposits held for sale.

Deposits continued to be a significant source of funding during the first quarter of 2012. Deposits at March 31, 2012 decreased since December 31, 2011 as increases in interest bearing domestic branch deposits, primarily driven by our Premier strategy, were more than offset by decreases in interest bearing deposits in foreign offices and non-interest bearing deposits. Core domestic deposits, which are a substantial source of our core liquidity, decreased during the first quarter of 2012 driven by a decrease in institutional transaction account balances partially offset by continued growth in our Premier balances.

HSBC USA Inc.

Our strategy for our core retail banking business is to grow our market share in key urban markets with emphasis on Premier and wealth management. This strategy includes various initiatives, such as:

•

HSBC Premier, HSBC’s global banking service that offers internationally-minded, mass affluent customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager. Total Premier deposits have grown to $30.5 billion at March 31, 2012 as compared to $29.9 billion at December 31, 2011;

•	Deepening our existing customer relationships by needs-based sales of wealth, banking and mortgage products.

Short-Term Borrowings  Balances at March 31, 2012 decreased as compared to December 31, 2011 as a result of decreased levels of securities sold under agreements to repurchase.

Long-Term Debt  Long-term debt at March 31, 2012 increased as compared to December 31, 2011 due to long-term debt issuances totaling $3.5 billion in the first quarter of 2012.

Incremental issuances from the $40.0 billion HSBC Bank USA Global Bank Note Program totaled $147 million and $236 million during the three months ended March 31, 2012 and 2011, respectively. Total debt outstanding under this program was $4.9 billion at both March 31, 2012 and December 31, 2011.

Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $3.3 billion and $540 million during the three months ended March 31, 2012 and 2011, respectively. Total long-term debt outstanding under this shelf was $6.6 billion and $3.8 billion at March 31, 2012 and December 31, 2011, respectively.

Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at both March 31, 2012 and December 31, 2011. At March 31, 2012, we had the ability to access further borrowings of up to $4.3 billion based on the amount pledged as collateral with the FHLB.

We have entered into transactions with variable interest entities (“VIEs”) organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of certain of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and the debt of these VIEs. Debt obligations of VIEs totaling $55 million was included in long-term debt at both March 31, 2012 and December 31, 2011. See Note 19, “Variable Interest Entities,” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

Residential Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for residential mortgage loans. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Number of REO properties at end of period	201	206	275	436	607
Number of properties added to REO inventory in the period	106	63	57	122	265
Average loss on sale of REO properties(1)	.7%	3.8%	2.3%	1.5%	6.0%
Average total loss on foreclosed properties(2)	55.7%	50.7%	57.5%	41.7%	45.9%
Average time to sell REO properties (in days)	378	340	276	233	213

HSBC USA Inc.

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

Our methodology for determining the fair values of the underlying collateral as described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” in our 2011 Form 10-K is continuously validated by comparing our net investment in the loan subsequent to charging the loan down to the lower of amortized cost or fair value less cost to sell, or our net investment in the property upon completing the foreclosure process, to the updated broker’s price opinion and once the collateral has been obtained, any adjustments that have been made to lower the expected selling price, which may be lower than the broker’s price opinion. Adjustments in our expectation of the ultimate proceeds that will be collected are recognized as they occur based on market information at that time and consultation with our listing agents for the properties.

As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the first quarter of 2012, we added 106 properties to REO inventory which primarily reflects loans for which we had either accepted the deed to the property in lieu of payment or for which we had received a foreclosure judgment prior to the suspension of foreclosures. We expect the number of REO properties added to inventory will begin to increase during 2012 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states as discussed below.

The number of REO properties at March 31, 2012 decreased as compared to December 31, 2011 as the volume of properties added to REO inventory continues to be slow as a result of the backlog in foreclosure activities driven by the temporary suspension of foreclosures as discussed above, as well as continuing sales of REO properties during the first quarter of 2012. We have resumed processing suspended foreclosure activities where judgment had not yet been entered in all states except one. We have also begun initiating new foreclosure activities in all states except one, although we are currently focusing our new foreclosure activities only in certain states. It will take time to work through the backlog of loans in each state that have not yet been referred to foreclosure.

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

During the second half of 2011 and continuing into the first quarter of 2012, we began to see an increase in the average number of days to sell REO properties. As a result of the continued low levels of new REO properties being added to inventory, there was a greater mix of REO properties being sold which we have held for longer periods of time.

HSBC USA Inc.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.

Net Interest Income  Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented in this MD&A under the caption “Consolidated Average Balances and Interest Rates – Continuing Operations”.

In the following table which summarizes the significant components of net interest income according to “volume” and “rate” includes $40 million and $60 million for March 31, 2012 and 2011, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations.

Three Months Ended March 31,	2012	2011
Yield on total earning assets	2.16%	2.11%
Rate paid on interest bearing liabilities	.79	.87

Interest rate spread	1.37	1.24
Benefit from net non-interest earning or paying funds	.05	.16

Net interest margin	1.42%	1.40%

Significant trends affecting the comparability of net interest income and interest rate spread for the three months ended March 31, 2012 are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

Three Months Ended March 31,	Amount	Interest Rate Spread
	(dollars are in millions)
Net interest income/interest rate spread from prior year period	$575	1.24%
Increase (decrease) in net interest income associated with:
Trading related activities	(15)
Balance sheet management activities(1)	(2)
Commercial loans	(48)
Deposits	(3)
Residential mortgage banking	(9)
Other activity	52

Net interest income/interest rate spread for current year period	$550	1.37%

(1)

Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading related activities  Net interest income for trading related activities decreased during the first quarter of 2012 primarily due to lower rates earned on interest earning trading assets, which was partially offset by higher average balances on these assets.

Balance sheet management activities  Lower net interest income from balance sheet management activities during the first quarter of 2012 reflects the lower interest rate environment.

HSBC USA Inc.

Commercial loans  Net interest income on commercial loans decreased during the first quarter of 2012 primarily due to lower average loan rates and higher funding costs partially offset by higher average loan balances due to new business activity as well as lower levels of nonperforming loans.

Deposits  Lower net interest income during the first quarter of 2012 reflects the impact of higher average balances on interest bearing deposits partially offset by improved spreads in the Retail Banking and Wealth Management (“RBWM”) and Commercial Banking (“CMB”) business segments as deposit pricing has been adjusted to reflect the on-going low interest rate environment. Both segments continue to be impacted however, relative to historical trends, by the current rate environment and the growth in higher yielding deposit products such as online savings and Premier investor accounts.

Residential mortgage banking  Lower net interest income during the first quarter of 2012 reflects narrower spreads on slightly higher outstanding balances.

Other activity  Net interest income on other activity was higher during the first quarter of 2012, largely driven by lower funding costs.

Provision for Credit Losses  The provision for credit losses associated with various loan portfolios is summarized in the following table. Amounts in brackets represent recoveries.

Three Months Ended March 31,	2012	2011
	(in millions)
Commercial:
Construction and other real estate	$(20)	$(28)
Business banking and middle market enterprises	6	(1)
Global banking	(22)	(5)
Other commercial	(2)	(10)

Total commercial	(38)	(44)

Consumer:
Residential mortgages, excluding home equity mortgages	15	19
Home equity mortgages	8	11
Credit card receivables(1)	11	8
Other consumer	4	4

Total consumer	38	42

Total provision for credit losses	$-	$(2)

(1)	Related to credit card receivables associated with HSBC Bank USA’s legacy credit card program which were not sold to Capital One.

During the first quarter of 2012, we decreased our credit loss reserves as the provision for credit losses was $140 million lower than net charge-offs largely reflecting lower loss estimates in our commercial loan and residential mortgage loan portfolios.

We experienced a lower net recovery in commercial loan loss provision in the first quarter of 2012 as compared to the prior year quarter. While we experienced continued improvements in economic and credit conditions including lower nonperforming loans and criticized asset levels in the quarter, reductions in higher risk rated loan balances and stabilization in credit downgrades, including managed reductions in certain exposures and improvements in the financial circumstances of certain customer relationships in both periods resulted in a higher overall release in loss reserves during the year-ago quarter. Given the nature of the factors driving the reduction in commercial loan provision during the quarter, provision levels recognized in the first quarter of 2012 should not be considered indicative of provision levels in the future.

HSBC USA Inc.

The provision for credit losses on residential mortgages including home equity mortgages declined during the first quarter of 2012 as compared to the prior year quarter. Residential mortgage loan credit quality continues to improve as delinquency and charge-off levels continue to decline.

Our methodology and accounting policies related to the allowance for credit losses are presented in “Critical Accounting Policies and Estimates” in MD&A and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements” in our 2011 Form 10-K. See “Credit Quality” in this MD&A for additional discussion on the allowance for credit losses associated with our various loan portfolios.

Other Revenues  The components of other revenues are summarized in the following table.

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	%
	(dollars are in millions)
Credit card fees	$30	$32	$(2)	(6.3)%
Other fees and commissions	194	200	(6)	(3.0)
Trust income	25	28	(3)	(10.7)
Trading revenue	198	224	(26)	(11.6)
Other securities gains, net	30	44	(14)	(31.8)
HSBC affiliate income:
Fees and commissions	33	24	9	37.5
Other affiliate income	23	22	1	4.5

Servicing and other fees from HSBC affiliates	56	46	10	21.7
Residential mortgage banking revenue (loss)(1)	25	(35)	60	(100+ )
Gain (loss) on instruments at fair value and related derivatives	(212)	21	(233)	(100+ )
Other income:
Valuation of loans held for sale	(1)	(5)	4	(80.0)
Insurance	2	3	(1)	(33.3)
Earnings from equity investments	2	10	(8)	(80.0)
Miscellaneous income	18	23	(5)	(21.7)

Total other income	21	31	(10)	(32.3)

Total other revenues	$367	$591	$(224)	(37.9)%

(1)	Includes servicing fees received from HSBC Finance of $2 million during each of the three months ended March 31, 2012 and 2011.

Credit Card Fees  Credit card fees declined modestly during the first quarter of 2012 as lower late fees due to improved delinquency levels and lower enhancement services revenue was partially offset by higher interchange fees.

Other fees and commissions  Other fee-based income decreased during the first quarter of 2012 largely due to the implementation of new legislation in late 2011 which limits fees paid by retailers to banks on debit card purchases.

Trust income  Trust income decreased in the first quarter of 2012 due to a reduction in fee income associated with the continued decline in money market assets under management, partially offset by an increase in fee income associated with our management of fixed income assets.

Trading revenue  Trading revenue is generated by participation in the foreign exchange, rates, credit and precious metals markets. The following table presents trading related revenue by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost

HSBC USA Inc.

associated with the trading positions. The trading related net interest income component is included in net interest income on the consolidated statement of income. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	%
	(dollars are in millions)
Trading revenue	$198	$224	$(26)	(11.6)%
Net interest income	(6)	11	(17)	(100+ )

Trading related revenue	$192	$235	$(43)	(18.3)%

Business:
Derivatives(1)	$65	$164	$(99)	(60.4)%
Balance sheet management	11	5	6	100+
Foreign exchange	71	42	29	69.0
Precious metals	32	20	12	60.0
Global banking	3	-	3	100+
Other trading	10	4	6	100+

Trading related revenue	$192	$235	$(43)	(18.3)%

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.

Trading revenue decreased during the first quarter of 2012 as a result of tightening credit spreads which adversely affected the performance of derivatives trading revenue. These decreases were partly offset by higher revenue in foreign exchange and precious metals and balance sheet management.

Trading revenue related to derivatives declined in first quarter of 2012 driven by losses incurred from unwinding legacy positions and an increase in liquidity reserves, as well as losses on credit derivatives from tightening spreads and a decline in new deal activity in rates derivatives.

Trading revenue related to balance sheet management activities increased during the first quarter of 2012 primarily due to gains on instruments used to economically hedge non-trading assets.

Foreign exchange trading revenue increased during the first quarter of 2012 due to increased trading volumes and improved margins.

Precious metals trading revenues increased during the first quarter of 2012 as strong customer demand for gold and silver leases, physical gold sales and forward gold hedging helped to generate strong trading volumes.

Global banking trading revenue increased in the first quarter of 2012 mainly from the change in the valuation of credit default swaps that hedge the lending portfolio.

Other trading revenue increased in the first quarter of 2012 from movements in interest rate curves used to value certain instruments and credit reserve releases.

Other Securities Gains, Net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During the first quarter of 2012, we sold $4.4 billion of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $70 million and losses of $40 million, which is included as a component of other security gains, net above. During the first quarter of 2011, we sold $8.5 billion of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $82 million and losses of

HSBC USA Inc.

$38 million. Gross realized gains and losses from sales of securities are summarized in Note 5, “Securities,” in the accompanying consolidated financial statements.

Servicing and other fees from HSBC affiliates increased during the first quarter of 2012 due to higher fees and commissions earned from HSBC affiliates.

Residential mortgage banking revenue The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$51	$60	$(9)	(15.0)%

Servicing related income:
Servicing fee income	25	28	(3)	(10.7)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	16	5	11	100+
Realization of cash flows	(16)	(19)	3	15.8
Trading – Derivative instruments used to offset changes in value of MSRs	(12)	(16)	4	25.0

Total servicing related income	13	(2)	15	100+

Originations and sales related income (loss):
Gains on sales of residential mortgages	18	16	2	12.5
Provision for repurchase obligations	(21)	(44)	23	52.3
Trading and hedging activity	7	(12)	19	100+

Total originations and sales related income (loss)	4	(40)	44	100+

Other mortgage income	8	7	1	14.3

Total residential mortgage banking revenue (loss) included in other revenues	25	(35)	60	100+

Total residential mortgage banking related revenue	$76	$25	$51	100+ %

Lower net interest income during the first quarter of 2012 reflects narrower spreads on slightly higher outstanding balances. Consistent with our Premier strategy, additions to the portfolio are comprised largely of Premier relationship products.

Total servicing related income increased during the first quarter of 2012 due to improvements in the net hedged MSR performance, partially offset by lower servicing fee income as the average serviced loan portfolio declined as the additions of new originations sold were more than offset by prepayments.

Originations and sales related income (loss) improved during the first quarter of 2012, driven largely by lower loss provisions for loan repurchase obligations associated with loans previously sold and increased gains on individual loan sales. During the three months ended March 31, 2012, we recorded a charge of $21 million due to an increase in our estimated exposure associated with repurchase obligations on loans previously sold compared to a charge of $44 million recorded in the year-ago quarter for such exposure.

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

HSBC USA Inc.

certain financial instruments for which fair value has been elected. See Note 12, “Fair Value Option,” in the accompanying consolidated financial statements for additional information including a breakout of these amounts by individual component.

Valuation of loans held for sale  Valuation adjustments on loans held for sale improved in 2012 due to lower average balances and reduced volatility. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are subprime residential mortgage loans with a fair value of $170 million and $181 million as of March 31, 2012 and December 31, 2011, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.

Other Income  Excluding the valuation of loans held for sale as discussed above, other income decreased during the three months ended March 31, 2012 due to lower earnings from equity investments driven by the sale in the fourth quarter of 2011 of our equity investment in a joint venture as well as lower miscellaneous income including lower income associated with fair value hedge ineffectiveness.

Operating Expenses  The components of operating expenses are summarized in the following tables.

			Increase (Decrease)
Three Months Ended March	2012	2011	Amount	%
	(dollars are in millions)
Salaries and employee benefits:
Salaries	$157	$162	$(5)	(3.1)%
Employee benefits	123	131	(8)	(6.1)

Total salaries and employee benefits	280	293	(13)	(4.4)

Occupancy expense, net	59	68	(9)	(13.2)

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	10	9	1	11.1
Fees paid to HSBC Markets (USA) Inc.	33	48	(15)	(31.3)
Fees paid to HSBC Technology & Services (USA) Inc. (“HTSU”)	234	206	28	13.6
Fees paid to other HSBC affiliates	91	53	38	71.7

Total support services from HSBC affiliates	368	316	52	16.5

Other expenses:
Equipment and software	11	90	(79)	(87.8)
Marketing	14	18	(4)	(22.2)
Outside services	20	15	5	33.3
Professional fees	30	38	(8)	(21.1)
Postage, printing and office supplies	5	4	1	25.0
Off-balance sheet credit reserves	(8)	(12)	4	(33.3)
FDIC assessment fee	28	35	(7)	(20.0)
Insurance business	-	(1)	1	(100.0)
Miscellaneous	49	67	(18)	(26.9)

Total other expenses	149	254	(105)	(41.3)

Total operating expenses	$856	$931	$(75)	(8.1)%

Personnel – average number	8,882	10,061
Efficiency ratio	89.46%	76.23%

HSBC USA Inc.

Salaries and employee benefits  Salaries and employee benefits expense decreased during the first quarter of 2012 driven by continued cost management efforts, partially offset by higher salaries expense as well as expansion activities associated with certain businesses.

Occupancy expense, net  Occupancy expense decreased during the first quarter of 2012 reflecting lower depreciation and lower utilities costs.

Support services from HSBC affiliates  includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, risk management, collection and accounting functions as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans and credit card receivables. Higher support services from HSBC affiliates during the first quarter of 2012 reflects higher fees paid to HTSU largely as a result of higher compliance costs, including costs associated with our AML/BSA and foreclosure remediation activities. Compliance costs reflected in support services from affiliates totaled $65 million in the three month period ended March 31, 2012 compared to $25 million in the same 2011 period. We also experienced higher fees paid to other HSBC affiliates driven by increased technology related support service costs.

Marketing expenses  Lower marketing and promotional expenses resulted from continued optimization of marketing spend as a result of general cost saving initiatives.

Other expenses  Other expenses (excluding marketing expenses) decreased during the first quarter of 2012 primarily due to a charge in the first quarter of 2011 of $78 million included within equipment and software relating to the impairment of certain previously capitalized software development costs as well as lower FDIC assessment and professional fees and lower miscellaneous expenses.

Efficiency ratio  Our efficiency ratio from continuing operations was 89.46 percent during the three months ended March 31, 2012 compared to 76.23 percent during the year-ago quarter. Our efficiency ratio was impacted in both periods by the change in the fair value of our own debt and related derivatives for which we have elected fair value option accounting and, in the prior year period, the impairment of certain software development costs included in the year-ago quarter, while total net interest income and other revenues declined. Excluding the impact of these items, our efficiency ratio for the first quarter of 2012 was 71.69 percent compared to 68.92 percent in the prior year quarter as net interest income and other revenues declined while operating expenses, which continue to reflect elevated levels of compliance costs, remained relatively flat.

Segment Results – IFRSs Basis

We have four distinct segments that are utilized for management reporting and analysis purposes. The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, “Business” in our 2011 Form 10-K.

Our segment results are reported on a continuing operations basis. As previously discussed, we have agreed to sell our GM and UP credit card receivables as well as our private label credit card and closed-end receivables to Capital One. Because the credit card and private label receivables sold were classified as held for sale prior to disposition and the operations and cash flows from these receivables will be eliminated from our ongoing operations post- disposition without any significant continuing involvement, we have determined we have met the requirements to report the results of these credit card and private label card and closed-end receivables being sold, as discontinued operations for all periods presented. Prior to being reported as discontinued operations beginning in the third quarter of 2011, these receivables were previously included in our Retail Banking and Wealth Management segment. As discussed in Note 2, “Discontinued Operations,” our wholesale banknotes

HSBC USA Inc.

business (“Banknotes Business”), which was previously reported in our Global Banking and Markets segment, is also reported as discontinued operations and is not included in our segment presentation.

We report to our parent, HSBC, in accordance with its reporting basis, IFRSs. As a result, our segment results are presented on an IFRSs Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. The significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 18, “Business Segments,” in the accompanying consolidated financial statements and under the caption “Basis of Reporting” in the MD&A.

Retail Banking and Wealth Management (“RBWM”)  Our RBWM segment provides retail banking and wealth products and services, including personal loans, credit cards, deposits, branch services, financial planning products and asset management services such as mutual funds, investments and insurance.

During the first quarter of 2012, we continued to direct resources towards the growth of wealth services and HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. We remain focused on providing differentiated premium services to internationally-minded, mass affluent and upwardly mobile customers. In order to align our retail network to increase focus on our strategy of internationally minded markets and customers, we announced in August of 2011 the sale of 195 branches in our non-strategic upstate New York region.

Consistent with our strategy, additions to our residential mortgage portfolio primarily consist of Premier relationship products, while sales of loans consist primarily of conforming loans sold to government sponsored enterprises (“GSEs”). In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties. We retained the servicing rights in relation to the mortgages upon sale. As a result, average residential mortgage loans outstanding remained relatively flat during the first quarter of 2012.

The following table summarizes the IFRSs Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$247	$248	$(1)	(.4)%
Other operating income	97	59	38	64.4

Total operating income	344	307	37	12.1
Loan impairment charges	41	32	9	28.1

	303	275	28	10.2
Operating expenses	321	450	(129)	(28.7)

Profit before tax	$(18)	$(175)	$157	89.7%

Our RBWM segment reported a lower loss before tax during the first quarter of 2012, reflecting higher other operating income and lower operating expenses, partially offset by slightly lower net interest income and higher loan impairment charges.

Net interest income was slightly lower during the first quarter of 2012 driven by lower credit card yields due to the continued focus on originating to premium customers resulting in a lower proportion of revolving balances. These decreases were partially offset by improvements in deposit spreads driven by customer rate reductions.

HSBC USA Inc.

Other operating income increased during the first quarter of 2012 primarily due to a lower provision for mortgage loan repurchase obligations associated with previously sold loans, improved gains on sales of loans sold to GSEs and higher net MSR hedging results. Offsetting these improvements was a reduction in debit card fee income as a result of the implementation of new legislation which caps fees paid by retailers to banks for debit card purchases.

Loan impairment charges increased in the first quarter of 2012, driven by increased mortgage reserves as a result of increasing foreclosure time frames and a lower improvement in credit card delinquency volume.

Operating expenses in the first quarter of 2011 included the impairment of previously capitalized software development costs, which resulted in a charge of $78 million. Excluding this amount, operating expenses were lower primarily due to decreases in expenses in our on-going retail banking business driven by several cost reduction initiatives primarily optimizing staffing in the branch network and administrative areas as well as reduced marketing spend. In addition, there were lower FDIC assessments beginning in the second quarter of 2011 as assessments are now based on assets rather than deposits. Partially offsetting these improvements in operating expense were higher costs associated with our announced branch sale, as well as, compliance and mortgage foreclosure.

Commercial Banking (“CMB”)  Our Commercial Banking segment serves three client groups, notably Middle Market Enterprises, Business Banking and Commercial Real Estate. CMB’s business strategy is to be the leader in international banking in target markets. In the U.S., CMB strives to execute on that vision and strategy by proactively targeting the growing number of U.S. companies that are increasingly in need of international banking, financial products and services as well as foreign companies in need of U.S. products and services. The products and services provided to these client groups are offered through multiple delivery systems including the branch banking network as well as through cross-selling products of our Global Banking and Markets segment, consistent with our global strategy of cross-sale to other customer groups. In 2011, we continued to focus on expanding our core proposition and proactively target companies with international banking requirements which increased the number of relationship managers in areas with strong international connectivity including the west coast, Texas and Florida.

During the first quarter of 2012, interest rate spreads continued to be pressured from a low interest rate environment while loan impairment charges improved. Both an increase in demand for loans as well as new loan originations have resulted in a 6 percent increase in loans outstanding to middle-market customers since December 31, 2011. The business banking loan portfolio has seen a 4 percent decrease in loans outstanding since December 31, 2011 resulting from an increase in paydowns and a decline in the demand for new credit facilities. The commercial real estate group is focusing on selective business opportunities and portfolio management, which resulted in a 4 percent decrease in outstanding receivables for this portfolio since December 31, 2011. Average customer deposit balances across all CMB business lines during the three months ended March 31, 2012 increased 7 percent as compared to the year-ago period and average loans increased 17 percent as compared to the year-ago period.

The following table summarizes the IFRSs Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$166	$175	$(9)	(5.1)%
Other operating income	104	105	(1)	(1.0)

Total operating income	270	280	(10)	(3.6)
Loan impairment charges (recoveries)	(17)	(30)	13	43.3

	287	310	(23)	(7.4)
Operating expenses	185	176	9	5.1

Profit before tax	$102	$134	$(32)	(23.9)%

HSBC USA Inc.

Our CMB segment reported lower profit before tax during the first quarter of 2012 as lower net interest income, lower operating income and higher operating expenses were partially offset by lower recoveries of loan impairment charges.

Net interest income was lower during the first quarter of 2012 reflecting higher funding costs, partially offset by the favorable impact of higher loans.

Other operating income during the first quarter of 2012 reflects lower interchange and deposit service fees.

Loan impairment net recoveries decreased in the first quarter of 2012 largely due to a lower level of recoveries compared to the first quarter of 2011 on troubled debt restructures in commercial real estate and middle market enterprises.

Operating expense increased during the first quarter of 2012 due to higher expenses relating to staffing increases to support growth as well as infrastructure costs such as compliance and higher technology costs.

Global Banking and Markets (“GBM”)  Our Global Banking and Markets business segment supports HSBC’s global strategy to become the leading international bank for cross-border business. By leveraging HSBC’s international network, driving connectivity between emerging and developed markets and utilizing the strength of our product expertise, we deliver wholesale banking solutions to major corporations and financial institutions.

There are three major lines of business within GBM: Global Banking, Global Markets and Balance Sheet Management. The Global Banking business provides corporate lending and investment banking services and also offers transaction services such as payments and cash management, securities services, trade finance and fund administration and custody services. This unit also manages client relationships across all GBM products. The Global Markets business services the requirements of central banks and financial institutions, corporate and middle market clients and institutional and Private Banking investors through our global trading platforms and distribution capabilities. Balance Sheet Management carries out our treasury functions, including management of liquidity and interest rate risk, funding for business operations and stewardship over surplus funds held in the investment portfolio.

We continue to proactively target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Furthermore, we have seen higher average loan balances as well as growth in revenue from the cross-sale of our products to CMB and RBWM customers consistent with our global strategy of cross-sale to other customer groups. Global Banking and Markets segment results during the first quarter of 2012 were adversely affected by weaker U.S. credit market conditions, which led to reduced income from structured credit products which we no longer offer. Our risk management efforts to improve the credit quality of our corporate lending relationships, as well as increased liquidity costs on unused commitments, has resulted in a tightening of average spreads, that was more than offset by higher revenue from growth in loan balances. Revenue improvements in foreign exchange and metals were more than offset by a decline in revenue from rates and credit derivative deal activity and lower gains on sales of investment portfolio securities.

HSBC USA Inc.

The following table summarizes IFRSs Basis results for the GBM segment:

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$143	$132	$11	8.3%
Other operating income	326	417	(91)	(21.8)

Total operating income	469	549	(80)	(14.6)
Loan impairment charges (recoveries)	(31)	(17)	(14)	(82.4)

	500	566	(66)	(11.7)
Operating expenses	259	226	33	14.6

Profit before tax	$241	$340	$(99)	(29.1)%

Our GBM segment reported a lower profit before tax during the first quarter of 2012 driven by lower other operating income and higher operating expenses, partially offset by higher net interest income and an increase in recoveries of loan impairment charges.

Net interest income increased during the first quarter of 2012 due to higher corporate loan and investment balances, partially offset by slightly lower average yields as the business continues to manage down high risk credit exposures.

Other operating income decreased in the first quarter of 2012 due to a decline in the value of certain structured credit exposures as well as a decline in deal activity in rates and credit derivatives and lower gains on sales of investment portfolio securities. Partially offsetting these declines was an increase in foreign exchange and metals revenue, resulting from increased trading volumes.

Other operating income reflects gains on structured credit products of $32 million during the three months ended March 31, 2012 compared to gains of $80 million during the year-ago period including gains from exposures to monoline insurance companies of $8 million during the first quarter 2012 and $16 million during the prior period year. Valuation losses of $2 million were recorded against the fair values of sub-prime residential mortgage loans held for sale in both periods.

Loan impairment recoveries were increased during the first quarter of 2012 reflecting the benefit of reductions in higher risk rated loan balances and the stabilization of credit downgrades.

Operating expenses increased during the first quarter of 2012 driven by higher compliance costs associated with our AML/BSA remediation activities, higher technology expense and higher FDIC assessments. The increase in FDIC assessments was due to a methodology change by the FDIC from a deposit driven to an asset driven assessment base, effective at the beginning of the second quarter of 2011.

HSBC USA Inc.

The following table summarizes on an IFRSs Basis, the impact of key activities on total operating income of the Global Banking and Markets segment.

Three Months Ended March 31,	2012	2011
	(in millions)
Foreign exchange and metals	$126	$92
Credit(1)	24	88
Rates	43	83
Equities	5	3
Other Global Markets	9	(6)

Total Global Markets	207	260

Financing	32	46
Payments and cash management	83	73
Other transaction services	29	28

Total Global Banking	144	147

Balance sheet management	118	131

Other	-	11

Total operating income	$469	$549

(1)	Credit includes $24 million and $79 million in the three months ended March 31, 2012 and 2011, respectively, of structured credit products which we no longer offer.

Private Banking (“PB”)  As part of HSBC’s global network, the PB segment offers integrated domestic and international services to high net worth individuals, their families and their businesses. These services address both resident and non-resident financial needs. During the first quarter of 2012, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, investment and structured products, residential mortgages, as well as wealth planning for trusts and estates.

Average client deposit levels increased 12 percent compared to the prior year quarter as withdrawals in deposits from Latin America core clients was offset by increased deposits from other international and domestic clients. Total average loans increased 11 percent compared to the prior year quarter from growth primarily in the tailored mortgage product. Overall client assets were higher by $1.9 billion compared to the prior year quarter mainly due to increases in deposits and various PB wealth management products.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$45	$46	$(1)	(2.2)%
Other operating income	29	36	(7)	(19.4)

Total operating income	74	82	(8)	(9.8)
Loan impairment charges (recoveries)	(2)	(9)	7	77.8

	76	91	(15)	(16.5)
Operating expenses	58	64	(6)	(9.4)

Profit before tax	$18	$27	$(9)	(33.3)%

HSBC USA Inc.

Our PB segment reported lower profit before tax during the first quarter of 2012 driven by lower net interest income, lower other operating income and lower recoveries of loan impairment charges partially offset by lower operating expenses.

Net interest income was slightly lower during the first quarter of 2012 due to lower funding credits partially offset by improvements of lending and banking spreads and higher income driven by the increase in loan and deposit balances.

Other operating income was lower in 2011 reflecting lower fees on managed and structured investment products, funds fees, custody fees and the loss of income due to the sale of our equity interest in Guernsey investments.

Recoveries on loan impairment charges were lower during the first quarter of 2012 due to lower releases of previous reserves as continued improved credit conditions and client credit ratings resulted in overall net recoveries.

Operating expenses decreased during the first quarter of 2012 due to lower costs for staff and shared services.

Other  The other segment primarily includes adjustments made at the corporate level for fair value option accounting related to certain debt issued, the offset to funding credits provided to CMB for holding certain investments, income and expense associated with certain affiliate transactions, adjustments to the fair value on HSBC shares held for stock plans, interest expense associated with certain tax exposures.

The following table summarizes IFRSs Basis results for the Other segment.

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	%
	(dollars are in millions)
Net interest expense	$(7)	$(64)	$57	89.1%
Loss on own debt designated at fair value and related derivatives	(252)	(32)	(220)	(100+	)
Other operating loss	(19)	(4)	(15)	(100+	)

Total operating loss	(278)	(100)	(178)	(100+	)
Loan impairment charges	-	-	-	-

	(278)	(100)	(178)	(100+	)
Operating expenses	19	17	2	11.8

Loss before tax	$(297)	$(117)	$(180)	(100+	)%

Loss before tax increased $179 million in the first quarter of 2012, driven largely by credit and interest rate related changes in the fair value of certain of our own debt for which fair value option was elected, partially offset by higher net interest income.

Reconciliation of Segment Results  As previously discussed, segment results are reported on an IFRS Basis. See Note 18, “Business Segments,” in the accompanying consolidated financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. Also see Note 18, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRS Basis segment results to U.S. GAAP consolidated totals.

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

Our credit grades align with U.S. regulatory risk ratings and are mapped to our probability of default master scale. These probability of default estimates are validated on an annual basis using back-testing of actual default rates and benchmarking of the internal ratings with external rating agency data like Standard and Poor’s ratings and default rates. Substantially all appraisals in connection with commercial real estate loans are ordered by the independent real estate appraisal unit at HSBC. The appraisal must be reviewed and accepted by this unit. For loans greater than $250,000, an appraisal is generally ordered when the loan is classified as Substandard as defined by the Office of the Comptroller of the Currency (the “OCC”). On average, it is approximately four weeks from the time the appraisal is ordered until it is completed and the values accepted by HSBC’s independent appraisal review unit. Subsequent provisions or charge-offs are completed shortly thereafter, generally within the quarter in which the appraisal is received.

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

HSBC USA Inc.

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

Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2011 Form 10-K. Our approach toward credit risk management is summarized under the caption “Risk Management” in our 2011 Form 10-K. There have been no material revisions to our policies or methodologies during the first quarter of 2012, although we continue to monitor current market conditions and will adjust credit policies as deemed necessary.

The following table sets forth the allowance for credit losses for the periods indicated:

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Allowance for credit losses	$603	$743

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.92%	1.31%
Consumer:
Residential mortgages, excluding home equity mortgages	1.27	1.36
Home equity mortgages	1.73	2.03
Credit card receivables	4.45	4.71
Other consumer loans	2.50	2.52

Total consumer loans	1.51	1.65

Total	1.12%	1.43%

Net charge-offs(1)(2):
Commercial	103.82%	669.70%
Consumer	111.24	118.04

Total	107.10%	231.46%

Nonperforming loans(1):
Commercial	49.10%	52.68%
Consumer	29.34	31.39

Total	37.50%	41.32%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.

(2)	Quarter-to-date net charge-offs, annualized.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three months ended March 31, 2012 and 2011 are summarized in the following table:

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended March 31, 2012:
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(20)	6	(22)	(2)	15	8	11	4	-
Charge offs	(1)	(10)	(84)	-	(26)	(17)	(17)	(7)	(162)
Recoveries	14	2	-	1	1	-	2	2	22

Net charge offs	13	(8)	(84)	1	(25)	(17)	(15)	(5)	(140)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-

Allowance for credit losses – end of period	$205	$76	$25	$20	$182	$43	$35	$17	$603

Three Months Ended March 31, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$27	$852
Provision charged to income	(28)	(1)	(5)	(10)	19	11	8	4	(2)
Charge offs	(4)	(14)	-	-	(26)	(20)	(21)	(7)	(92)
Recoveries	6	2	-	1	1	-	3	-	13

Net charge offs	2	(12)	-	1	(25)	(20)	(18)	(7)	(79)
Allowance on loans transferred to held for sale	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-

Allowance for credit losses – end of period	$217	$119	$111	$23	$161	$68	$48	$24	$771

The allowance for credit losses at March 31, 2012 decreased $140 million, or 19 percent as compared to December 31, 2011, driven by lower loss estimates in our commercial loan and residential mortgage loan portfolios. Reserve requirements in our commercial loan portfolio have declined since December 31, 2011 due to reductions in certain global banking exposures and improvements in the financial circumstances of several customer relationships which led to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Our allowance for our residential mortgage loan portfolio decreased largely due to continued improvements in credit quality including lower delinquency and charge-off levels. Reserve levels for all consumer loan categories however continue to be impacted by the slow pace of economic recovery in the U.S. economy, including elevated unemployment rates and as it relates to residential mortgage loans, continued weakness in the housing market.

The allowance for credit losses as a percentage of total loans at March 31, 2012 decreased as compared to December 31, 2011 for the reasons discussed above.

The allowance for credit losses as a percentage of net charge-offs declined in the first quarter of 2012 due to the increase in dollars of commercial loan net charge-offs in the quarter involving three specific client relationships. Consumer loan dollars of net charge-off levels remained stable in the first quarter of 2012 reflecting continuation of improved economic conditions as the decline in overall delinquency levels experienced in prior periods is reflected in charge-off.

HSBC USA Inc.

The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	March 31, 2012		December 31, 2011
	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	(dollars are in millions)
Commercial(2)	$326	66.03%	$442	64.88%
Consumer:
Residential mortgages, excluding home equity mortgages	182	26.63	192	27.21
Home equity mortgages	43	4.62	52	4.94
Credit card receivables	35	1.46	39	1.60
Other consumer	17	1.26	18	1.37

Total consumer	277	33.97	301	35.12

Total	$603	100.00%	$743	100.00%

(1)	Excludes loans held for sale.

(2)

Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the increases (decreases) since December 31, 2011, are summarized in the following table:

	March 31, 2012	December 31, 2011
	(in millions)
On-balance sheet allowance:
Specific	$120	$213
Collective	181	207
Unallocated	25	22

Total on-balance sheet allowance	326	442

Off-balance sheet allowance	143	155

Total commercial allowances	$469	$597

While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit losses.

Reserves for Off-Balance Sheet Credit Risk  We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $143 million and $155 million at March 31, 2012 and December 31, 2011, respectively. The related provision is recorded as a component of other expense within operating expenses. The decrease in off-balance sheet reserves March 31, 2012 as compared to December 31, 2011 largely reflects reduced outstanding exposure. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements” in this MD&A.

HSBC USA Inc.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Dollars of Delinquency:
Commercial	$298	$460
Consumer:
Residential mortgage, excluding home equity mortgages(2)	1,063	1,101
Home equity mortgages	94	99

Total residential mortgages(1)	1,157	1,200
Credit card receivables	25	28
Other consumer	26	30

Total consumer	1,208	1,258

Total	$1,506	$1,718

Delinquency Ratio:
Commercial	.82%	1.33%
Consumer:
Residential mortgage, excluding home equity mortgages	6.94	7.19
Home equity mortgages	2.81	2.89

Total residential mortgages(1)	6.20	6.41
Credit card receivables	2.13	2.25
Other consumer	2.92	3.17

Total consumer	5.83	6.01

Total	2.63%	3.09%

(1)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Dollars of Delinquency:
Interest-only loans	$124	$133
ARM loans	428	452
Delinquency Ratio:
Interest-only loans	3.09%	3.37%
ARM loans	4.27	4.53

(2)

At March 31, 2012 and December 31, 2011, residential mortgage loan delinquency includes $836 million and $803 million, respectively, of loans that are carried at the lower of cost or net realizable value.

While our total two-months-and-over contractual delinquency ratio on a continuing operations basis decreased 46 basis points as compared to December 31, 2011, our two-months-and-over contractual delinquency ratio for consumer loans on a continuing operations basis decreased 18 basis points to 5.83 percent at March 31, 2012 as compared to 6.01 percent at December 31, 2011, driven by lower delinquencies in all of our consumer portfolios due to improved delinquency roll rates including early stage delinquency roll rates as well as seasonal improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments. This was partially offset by the impact of our decision in late 2010 to suspend new foreclosure proceedings which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account. Overall delinquency levels however, continue to be impacted by elevated unemployment levels and, as it relates to residential mortgages, continued weakness in the housing market.

HSBC USA Inc.

Our commercial two-months-and-over contractual delinquency ratio decreased 51 basis points since December 31, 2011 driven by lower dollars of commercial loan delinquency driven by managed reductions in certain global banking exposures and significantly higher overall outstanding loan balances.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	March 31, 2012	December 31, 2011	March 31, 2011
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$(13)	$5	$(2)
Business banking and middle market enterprises	8	6	12
Global banking	84	-	-
Other commercial	(1)	2	(1)

Total commercial	78	13	9

Consumer:
Residential mortgage, excluding home equity mortgages	25	27	25
Home equity mortgages	17	17	20

Total residential mortgages	42	44	45
Credit card receivables	15	12	18
Other consumer	5	7	7

Total consumer	62	63	70

Total	$140	$76	$79

Net Charge-off Ratio:
Commercial:
Construction and other real estate	(.67)%	.26%	(.10)%
Business banking and middle market enterprises	.30	.24	.64
Global banking	2.49	-	-
Other commercial	(.13)	.25	(.13)

Total commercial	.90	.16	.12

Consumer:
Residential mortgage, excluding home equity mortgages	.71	.77	.73
Home equity mortgages	2.69	2.59	2.16

Total residential mortgages	1.01	1.06	1.04
Credit card receivables	7.47	5.96	6.06
Other consumer	2.81	3.47	2.76

Total consumer	1.36	1.38	1.44

Total	1.06%	.60%	.64%

Our net charge-off ratio as a percentage of average loans on a continuing operations basis increased 46 basis points for the quarter ended March 31, 2012 compared to the quarter ended December 31, 2011 primarily due to higher commercial charge-offs, partially offset by lower consumer charge-offs driven by lower residential mortgage charge-offs.

Commercial charge-off dollars and ratios increased significantly during the quarter ended March 31, 2012 as compared to the quarter ended December 31, 2011 driven by higher charge-offs in global banking involving three specific client relationships as previously discussed.

HSBC USA Inc.

Charge-off dollars and ratios in the residential mortgage loan portfolio improved compared to the prior quarter reflecting the impact of the trend to lower delinquency levels we have experienced over the last several quarters. Charge-off dollars and ratios for credit card receivables increased compared to the prior quarter due to slightly higher dollars of charge-off while average receivables remained relatively flat.

Compared to the year-ago quarter, our charge-off ratio increased 42 basis points, driven by higher charge-offs in our commercial portfolio, partially offset by lower consumer loan charge-offs driven by residential mortgage loans as discussed above.

Nonperforming Assets  Nonperforming assets are summarized in the following table.

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$102	$103
Other real estate	427	512
Business banking and middle market enterprises	66	58
Global banking	18	137
Other commercial	19	15

Total commercial	632	825

Consumer:
Residential mortgages, excluding home equity mortgages	810	815
Home equity mortgages	87	89

Total residential mortgages(2)(3)	897	904
Credit card receivables	-	-
Others	5	8

Total consumer loans	902	912

Nonaccrual loans held for sale	114	91

Total nonaccruing loans	1,648	1,828

Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	$-	$-
Other real estate	14	1
Business banking and middle market enterprises	17	11
Global banking	-	-
Other commercial	1	2

Total commercial	32	14

Consumer:
Credit card receivables	18	20
Other consumer	24	27

Total consumer loans	42	47

Total accruing loans contractually past due 90 days or more	74	61

Total nonperforming loans	1,722	1,889
Other real estate owned	105	81

Total nonperforming assets	$1,827	$1,970

Allowance for credit losses as a percent of nonperforming loans(1):
Commercial	49.10%	52.68%
Consumer	29.34	31.39

(1)

Represents our commercial or consumer allowance for credit losses, as appropriate, divided by the corresponding outstanding balance of total nonperforming loans held for investment. Nonperforming loans include accruing loans contractually past due 90 days or more. Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these loans are carried at the lower of amortized cost or market.

(2)

At March 31, 2012 and December 31, 2011, residential mortgage loan nonaccrual balances include $803 million and $774 million, respectively, of loans that are carried at the lower of cost or net realizable value less cost to sell.

(3)

Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

HSBC USA Inc.

Nonaccrual loans at March 31, 2012 decreased as compared to December 31, 2011 driven largely by lower levels of commercial and to a lesser extent, residential mortgage non-accrual loans. The decline in nonaccrual residential mortgage loans has been tempered by our temporary suspension of foreclosure activity, which results in loans which would otherwise have been transferred into REO remaining in loan account. Commercial non-accrual loans decreased in 2012 due to credit risk rating upgrades outpacing credit risk rating downgrades, payments and charge-offs within our global banking portfolio as discussed above. Increases in accruing loans past due 90 days or more since December 31, 2011 were driven by commercial loan receivables largely reflecting a single commercial real estate customer.

Our policies and practices for problem loan management and placing loans on nonaccrual status are summarized in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2011 Form 10-K.

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

	March 31, 2012	December 31, 2011
	(in millions)
Impaired commercial loans:
Balance at end of period	$901	$1,087
Amount with impairment reserve	403	597
Impairment reserve	122	216

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

HSBC USA Inc.

Criticized loans are summarized in the following table.

	March 31, 2012	Increase (Decrease) from December 31, 2011
		Amount	%
	(dollars are in millions)
Special mention:
Commercial loans	$1,652	$54	3.37
Substandard:
Commercial loans	1,346	(413)	(23.46)
Consumer loans	1,299	(57)	(4.21)

Total substandard	2,645	(470)	(15.08)
Doubtful:
Commercial loans	133	(174)	(56.68)

Total	$4,430	$(590)	20.91

The overall decreases in criticized commercial loans in the first quarter of 2012 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the period as well as paydowns, note sales and charge-offs related to certain exposures as well as general improvement in market conditions.

Geographic Concentrations  Regional exposure at March 31, 2012 for certain loan portfolios is summarized in the following table.

	Commercial Construction and Other Real Estate Loans	Residential Mortgage Loans	Credit Card Receivables
New York State	47.48%	36.43%	68.65%
North Central United States	4.26	7.06	2.86
North Eastern United States	9.59	9.37	9.19
Southern United States	19.19	16.66	10.34
Western United States	19.48	30.48	7.47
Other	-	-	1.49

Total	100.00%	100.00%	100.00%

Exposures to Certain Countries in the Eurozone  There has been no significant changes to our exposures to the countries of Greece, Ireland, Italy, Portugal and Spain from the amounts disclosed in our 2011 Form 10-K under the caption “Credit Quality”.

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

HSBC USA Inc.

During the first quarter of 2012, marketplace liquidity continued to remain available for most sources of funding except mortgage securitization and companies in the financial sector continue to be able to issue debt. Conditions improved in the financial markets around the world, including the U.S., although concerns regarding government spending and the budget deficit continue to impact interest rates and spreads. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base.

Interest Bearing Deposits with Banks  totaled $23.0 billion and $25.5 billion at March 31, 2012 and December 31, 2011, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.

Securities Purchased under Agreements to Resell  totaled $8.4 billion and $3.1 billion at March 31, 2012 and December 31, 2011, respectively. Balances will fluctuate from year to year depending upon our liquidity position at the time and our strategy for deploying such liquidity.

Short-Term Borrowings  totaled $12.0 billion and $16.0 billion at March 31, 2012 and December 31, 2011, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.

At March 31, 2012 and December 31, 2011, we had a $2.5 billion unused line of credit with HSBC France to support issuances of commercial paper. In April 2012, we established a third party back-up line of credit totaling $1.9 billion to support issuances of commercial paper.

Deposits  totaled $137.5 billion and $139.7 billion at March 31, 2012 and December 31, 2011, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

Long-Term Debt  increased to $19.7 billion at March 31, 2012 from $16.7 billion at December 31, 2011. The following table summarizes issuances and retirements of long-term debt during the three months ended March 31, 2012 and 2011:

Three Months Ended March 31,	2012	2011
	(in millions)
Long-term debt issued	$3,436	$776
Long-term debt retired	(848)	(836)

Net long-term debt issued (retired)	$2,588	$(60)

Issuances of long-term debt during the first quarter of 2012 included $3.4 billion of medium term notes, of which $147 million was issued by HSBC Bank USA.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. At March 31, 2012, we were authorized to issue up to $21 billion, of which $3.1 billion was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $17.1 billion was available at March 31, 2012.

As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At March 31, 2012 and December 31, 2011, long-term debt included $1.0 billion, under this facility. The facility also allows access to further borrowings of up to $4.3 billion based upon the amount pledged as collateral with the FHLB.

During the third quarter of 2011, we notified the holders of our outstanding Putable Capital Notes with an aggregate principal amount of $129 million (the “Notes”) that, pursuant to the terms of the Notes, we had elected to revoke the obligation to exchange capital securities for the Notes and would redeem the Notes in full. The Notes were redeemed in January, 2012.

HSBC USA Inc.

Preferred Equity  See Note 20, “Preferred Stock,” in our 2011 Form 10-K for information regarding all outstanding preferred share issues.

Common Equity  During the first quarter 2012, we did not receive any cash capital contributions from HNAI. During the first quarter of 2012, we contributed $2 million of capital to our subsidiary, HSBC Bank USA.

Selected Capital Ratios  Capital amounts and ratios are calculated in accordance with current banking regulations. In managing capital, we develop targets for Tier 1 capital to risk weighted assets, Tier 1 common equity to risk weighted assets, Total capital to risk weighted assets and Tier 1 leverage ratio (Tier 1 capital to average assets). Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above. Selected capital ratios are summarized in the following table:

	March 31, 2012	December 31, 2011
Tier 1 capital to risk weighted assets	12.80%	12.74%
Tier 1 common equity to risk weighted assets	10.78	10.72
Total capital to risk weighted assets	18.32	18.39
Tier 1 leverage ratio	7.55	7.43
Total equity to total assets	8.83	8.80

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

U.S. regulators have issued regulations on capital planning for bank holding companies. Under the regulations, from January 1, 2012, U.S. bank holding companies with $50 billion or more in total consolidated assets would need to obtain approval of their annual capital plans prior to making capital distributions. Additionally, there are certain circumstances in which a bank holding company would be required to provide prior notice for approval of capital distributions, even if included in an approved plan. U.S. regulators have also issued proposed regulations on stress testing which would apply in conjunction with the capital planning regulations.

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

HSBC USA Inc.

exposures to affiliates generally are required to be secured in specified amounts. Where cash collateral is provided for an extension of credit to an affiliate, that loan is excluded from the 10 and 20 percent limitations. A bank’s transactions with its nonbank affiliates are also required to be on arm’s length terms.

We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 17, “Regulatory Capital,” in the accompanying consolidated financial statements.

2012 Funding Strategy  Our current range of estimates for funding needs and sources for 2012 are summarized in the following table.

	Actual January 1 through March 31, 2012	Estimated April 1 through December 31, 2012	Estimated Full Year 2012
	(in billions)
Funding needs:
Deposits assumed in branch sale, net	$-	$15	$15
Net loan growth	(1)	5	4
Reduction in deposits	3	1	4
Long-term debt maturities	1	2	3
Funding advances to HSBC Finance	-	2	2

Total funding needs	$3	$25	$28

Funding sources:
Asset sales	$-	$21	$21
Long-term debt issuances	3	4	7

Total funding sources	$3	$25	$28

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

HSBC Finance currently plans to wind down its commercial paper program during 2012 and instead will rely on its affiliates, including HSBC USA Inc. to satisfy its short-term funding needs.

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

The following table provides maturity information related to our credit derivatives and off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements. Descriptions of these arrangements are found in our 2011 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations.”

	Balance at March 31, 2012
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2011
	(in billions)
Standby letters of credit, net of participations(1)	$5.7	$2.7	$-	$8.4	$7.8
Commercial letters of credit	1.5	-	-	1.5	1.3
Credit derivatives(2)	89.9	182.9	32.1	304.9	330.4
Other commitments to extend credit:
Commercial	16.0	36.0	2.8	54.8	54.7
Consumer	13.3	-	-	13.3	9.3

Total	$126.4	$221.6	$34.9	$382.9	$403.5

(1) Includes $619 million and $707 million issued for the benefit of HSBC affiliates at March 31, 2012 and December 31, 2011, respectively.

(2) Includes $47.3 billion and $45.1 billion issued for the benefit of HSBC affiliates at March 31, 2012 and December 31, 2011, respectively.

We provide liquidity support to a number of multi-seller and single seller asset-backed commercial paper conduits (“ABCP conduits”). The tables below present information on our liquidity facilities with ABCP conduits at March 31, 2012. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure. See our 2011 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” in MD&A for additional information on these ABCP conduits.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$128	$125	34	$125	22
Third-party sponsored:
Single-seller	554	6,984	45	6,665	60

Total	$682	$7,109		$6,790

(1)

For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented above represent the total assets and funding of the conduit.

HSBC USA Inc.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–

Multi-seller conduits
Debt securities backed by:
Auto loans and leases	100%	-%	40%	60%	-%	-%
Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	95%	5%	-%	-%	-%

(1)

Credit quality is based on Standard and Poor’s ratings at March 31, 2012 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the first quarter of 2012, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients but at a slow pace. Credit spreads in the multi-seller conduit market generally trended lower in the first quarter of 2012 following a pattern that was prevalent across the U.S. credit markets. The low supply of ABCP has led to continued investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.

The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements. As a result of specific difficulties in the Canadian asset backed commercial paper markets, we entered into various agreements during 2007 modifying obligations with respect to these facilities. Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders and endorsed by the Canadian justice system in 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $401 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HSBC Bank USA derivatives transactions with the previous conduit vehicles have been restructured and assigned to the new Master Conduit Vehicles. Under the restructuring, additional collateral was provided to us to mitigate our derivatives exposures. As of March 31, 2012, we have terminated our derivative positions with the Master Conduit Vehicles.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of CAD $300 million and provide a CAD $100 million credit facility. As of March 31, 2012 this credit facility was undrawn and approximately $300 million of long-term securities were held. As of December 31, 2011 this credit facility was undrawn and approximately $294 million of long-term securities were held.

As of March 31, 2012 and December 31, 2011, other than the facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements. However, we hold $10 million of long-term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

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

HSBC USA Inc.

amortized cost if that amount varies by more than 50 basis points from the portfolio’s market value. In that case, the fund would be required to price its portfolio at market value and consequently would no longer be able to create or liquidate shares at a constant price. We do not consolidate the CNAV funds as they are not VIEs and we do not hold a majority voting interest.

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for an decrease of $188 million in the fair value of financial liabilities during the three months ended March 31, 2012 compared to a decrease of $14 million during the prior year quarter.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain on debt designated at fair value and related derivatives during the three months ended March 31, 2012 should not be considered indicative of the results for any future period.

Valuation Control Framework  We have established a control framework which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. See Note 22, “Fair Value Measurements” for further details on our valuation control framework.

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

HSBC USA Inc.

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2012 and December 31, 2011, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers Between Level 1 and Level 2 Measurements  During the three months ended March 31, 2012 and 2011, there were no transfers between Level 1 and Level 2 measurements.

HSBC USA Inc.

Level 3 Measurements The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Level 3 assets(1)(2)	$5,459	$6,071
Total assets measured at fair value(3)	164,617	179,497
Level 3 liabilities	4,172	4,197
Total liabilities measured at fair value(1)	106,646	117,170
Level 3 assets as a percent of total assets measured at fair value	3.3%	3.4%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.9%	3.6%

(1)	Presented without netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)

Includes $4.9 billion of recurring Level 3 assets and $527 million of non-recurring Level 3 assets at March 31, 2012 and $5.4 billion of recurring Level 3 assets and $670 million of non-recurring Level 3 assets at December 31, 2011.

(3)

Includes $164.0 billion of assets measured on a recurring basis and $656 million of assets measured on a non-recurring basis at March 31, 2012. Includes $178.7 billion of assets measured on a recurring basis and $768 million of assets measured on a non-recurring basis at December 31, 2011.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk  We made $8 million and $16 million positive credit risk adjustments to the fair value of our credit default swap contracts during the three months ended March 31, 2012 and 2011, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $155 million and $163 million against our monoline exposure at March 31, 2012 and December 31, 2011, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $674 million and $708 million at March 31, 2012 and December 31, 2011, respectively. The decrease in the first quarter of 2012 reflects both reductions in our outstanding positions and improvements in exposure estimates.

Loans  As of March 31, 2012 and December 31, 2011, we have classified $170 million and $181 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $1 million for such mortgage loans during the first quarter of 2012 compared to a loss of $5 million during the prior year quarter. The changes in fair value are recorded as other revenues in the consolidated statement of income.

Material Additions to and Transfers Into (Out of) Level 3 Measurements  During the three months ended March 31, 2012, we transferred $161 million of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

During the three months ended March 31, 2011, we transferred $62 million of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps.

See Note 22, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three months ended March 31, 2012 and 2011 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of March 31, 2012:

Asset-backed securities backed by consumer finance collateral:

Credit Quality of Collateral:

			Commercial Mortgages		Prime		Alt-A		Subprime
Year of Issuance:		Total	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present
		(in millions)
Rating of securities:	Collateral type:
AAA	Home equity loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
	Student loans		-	-	-	-		-	-	-
	Residential mortgages	341	-	-	-	-	195	-	146	-
	Commercial mortgages	362	53	309	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total AAA	703	53	309	-	-	195	-	146	-

AA	Home equity loans	116	-	-	-	-	-	116	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-
	Student loans	-	-	-	-	-	-	-	-	-
	Other	38	-	-	-	-	38	-	-	-

	Total AA	154	-	-	-	-	38	116	-	-

A	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	63	-	-	-	-	2	-	61	-
	Commercial mortgages	3	-	3	-	-	-	-	-	-
	Student loans	9	-	-	-	-	9	-	-	-
	Other	47	-	-	-	-	47	-	-	-

	Total A	122	-	3	-	-	58	-	61	-

BBB	Home equity loans	83	-	-	-	-	-	83	-	-
	Residential mortgages	25	-	-	-	-	25	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total BBB	108	-	-	-	-	25	83		-

BB	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	1	-	-	-	-	1	-	-	-

	Total BB	1	-	-	-	-	1	-	-	-

B	Home equity loans	-	-	-	-	-	-	-	-	-
	Auto loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total B	-	-	-	-	-	-	-	-	-

CCC	Home equity loans	66	-	-	-	-	-	66	-	-
	Residential mortgages	4	-	-	-	-	-	-	-	4

	Total CCC	70	-	-	-	-	-	66	-	4

CC	Residential mortgages	-	-	-	-	-	-	-	-	-

D	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total D	-	-	-	-	-	-	-	-	-

Unrated	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	12	-	-	-	-	12	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total Unrated	12	-	-	-	-	12	-	-	-

		$1,170	$53	$312	$-	$-	$329	$265	$207	$4

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated
		(in millions)
Rating of securities:	Collateral type:
	Corporate loans	$351	$-	$-	$351	$-	$-
	Residential mortgages	-		-	-	-	-
	Commercial mortgages	217	-	-	156	61	-
	Trust preferred	133	-	133	-	-	-
	Aircraft leasing	-	-	-	-	-
	Others	53	-	-	-	-	53

		754	$-	$133	$507	$61	$53

	Total asset-backed securities	$1,924

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $137 million or a decrease of the overall fair value measurement of approximately $128 million as of March 31, 2012. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

Risk Management

Overview  Some degree of risk is inherent in virtually all of our activities. Accordingly, we have comprehensive risk management policies and practices in place to address potential risks, which include the following:

•

Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default. Credit risk includes risk associated with cross-border exposures;

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

HSBC USA Inc.

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

See “Risk Management” in MD&A in our 2011 Form 10-K for a more complete discussion of the objectives of our risk management system as well as our risk management policies and practices. Our risk management process involves the use of various simulation models. We believe that the assumptions used in these models are reasonable, but actual events may unfold differently than what is assumed in the models. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.

Credit Risk Management  Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default. Credit risk includes risk associated with cross-border exposures. There have been no material changes to our approach towards credit risk management since December 31, 2011. See “Risk Management” in MD&A in our 2011 Form 10-K for a more complete discussion of our approach to credit risk.

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

HSBC USA Inc.

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

	March 31, 2012	December 31, 2011
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$42,898	$43,923
Less: collateral held against exposure	6,019	6,459

Net credit risk exposure	$36,879	$37,464

HSBC USA Inc.

Liquidity Risk Management  There have been no material changes to our approach towards liquidity risk management since December 31, 2011. See “Risk Management” in MD&A in our 2011 Form 10-K for a more complete discussion of our approach to liquidity risk. Although our overall approach to liquidity management has not changed, we continue to enhance our implementation of that approach to reflect best practices. The past few years have suggested that in a market crisis, traditional sources of crisis liquidity such as secured lending and deposits with other banks may not be available. Similarly, the current regulatory initiatives are suggesting banks need to retain a portfolio of extremely high quality liquid assets. Consistent with these items, we are expanding our portfolio of high quality sovereign and sovereign guaranteed securities.

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

Our liquidity management approach includes increased deposits and potential sales (e.g. residential mortgage loans) in liquidity contingency plans. As previously discussed, HSBC Finance currently plans to wind down its commercial paper program during 2012 and instead will rely on its affiliates, including HSBC USA Inc. to satisfy its short-term funding needs.

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At March 31, 2012, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA Inc.:
Short-term borrowings	P-1	A-1	F1+	R-1
Long-term debt	A1	A+	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	Aa3	AA-	AA	AA

(1)	Dominion Bond Rating Service.

In December 2011, Fitch finalized a revised global criteria for assessing the credit ratings of non-common equity securities which qualify for treatment as bank regulatory capital. In March 2012, Fitch placed the outlook for HSBC and related entities to negative.

On February 15, 2012, Moody’s announced rating actions affecting 114 financial institutions in 16 European countries, including the ratings of HSBC. The rating action follows Moody’s publications on January 19, 2012 where Moody’s announced that they expect to place a number of bank ratings under review for downgrade during the first quarter of 2012 in order to assess the overall negative impact of the adverse trends affecting banks in advanced countries and notably in Europe. On February 22, 2012, Moody’s put HSBC USA’s long-term and short-term ratings and HSBC Bank USA’s long-term rating on negative credit watch. Any downgrade of the HSBC USA long-term rating would likely result in a 1 notch downgrade of our short-term rating. In April 2012, Moody’s released a time table for its review process indicating it expects to conclude the reviews by the end of June 2012.

As of March 31, 2012, there were no other pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.

HSBC USA Inc.

Interest Rate Risk Management  Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in MD&A in our 2011 Form 10-K under the caption “Risk Management.” There have been no material changes to our approach towards interest rate risk management since December 31, 2011.

Present Value of a Basis Point (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	3.2	4.8

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(values as a percentage)
Institutional economic value of equity limit	+/–15	+/–15
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	2	3
Change resulting from an immediate 200 basis point decrease in interest rates	(13)	(11)

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

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on January 1):
Institutional base earnings movement limit		(10)		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	$148	7	$46	2
Change resulting from a gradual 100 basis point decrease in the yield curve	(265)	(12)	(103)	(3)
Change resulting from a gradual 200 basis point increase in the yield curve	200	9	28	1
Change resulting from a gradual 200 basis point decrease in the yield curve	(362)	(17)	(175)	(6)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	239	11	31	1
Change resulting from an immediate 100 basis point decrease in the yield curve	(372)	(18)	(409)	(14)
Change resulting from an immediate 200 basis point increase in the yield curve	281	13	10	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(453)	(21)	(565)	(19)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of March 31, 2012, we had an available-for-sale securities portfolio of approximately $53.5 billion with a positive mark-to-market of $1.3 billion included in tangible common equity of $14.2 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $195 million to a net gain of $1.1 billion with the following results on our tangible capital ratios. As of December 31, 2011, we had an available-for-sale securities portfolio of approximately $53.2 billion with a positive mark-to-market of $1.5 billion included in tangible common equity of $14.0 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $173 million to a net gain of $1.3 billion with the following results on our tangible capital ratios.

	March 31, 2012		December 31, 2011
	Actual	Proforma(1)	Actual	Proforma(1)
Tangible common equity to tangible assets	6.80%	6.73%	6.75%	6.70%
Tangible common equity to risk weighted assets	11.91	11.78	11.79	11.69

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

HSBC USA Inc.

Market Risk Management  There have been no material changes to our approach towards market risk management since December 31, 2011. See “Risk Management” in MD&A in our 2011 Form 10-K for a more complete discussion of our approach to market risk.

Value at Risk (“VAR”) analysis is used to estimate the maximum potential loss that could occur on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. VAR calculations are performed for all material trading activities and as a tool for managing interest rate risk inherent in non-trading activities. VAR is calculated daily for a one-day holding period to a 99 percent confidence level.

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

Trading portfolios reside primarily within the Markets unit of the Global Banking and Markets business segment, which include warehoused residential mortgage loans purchased with the intent of selling them, and within the mortgage banking subsidiary included within the RBWM business segment. Portfolios include foreign exchange, interest rate swaps and credit derivatives, precious metals (i.e. gold, silver, platinum), equities and money market instruments including “repos” and securities. Trading occurs primarily as a result of customer facilitation and economic hedging. In this context, economic hedging may include forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge accounting requirements.

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The following table summarizes trading VAR for the three months ended March 31, 2012:

	March 31, 2012	Three Months Ended March 31, 2012			December 31, 2011
		Minimum	Maximum	Average

		(in millions)
Total trading	$9	$7	$12	$9	$8
Equities	-	-	1	-	1
Foreign exchange	1	1	4	3	1
Interest rate directional and credit spread	9	6	11	8	6

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the three months ended March 31, 2012. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the three months ended March 31, 2012 shows that the largest daily gain was $10 million and the largest daily loss was $22 million.

Ranges of daily treasury trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	3	17	31	10	1

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

The following table summarizes non-trading VAR for the three months ended March 31, 2012, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	March 31, 2012	Three Months Ended March 31, 2012			December 31, 2011
		Minimum	Maximum	Average

	(in millions)
Interest rate	$96	$90	$107	$100	$96

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

	March 31, 2012	December 31, 2011
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1 and January 1, respectively):
Value of hedged MSRs portfolio	$227	$220
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)	(20)
Calculated change in net market value	3	5
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	5	4
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	9	12

HSBC USA Inc.

The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the three months ended March 31, 2012. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	-	5	8	-	-

Operational Risk  There have been no material changes to our approach toward operational risk since December 31, 2011.

Compliance Risk  There have been no material changes to our approach toward compliance risk since December 31, 2011.

Fiduciary Risk  There have been no material changes to our approach toward fiduciary risk since December 31, 2011.

Reputational Risk  There have been no material changes to our approach toward reputational risk since December 31, 2011.

Strategic Risk  There have been no material changes to our approach toward strategic risk since December 31, 2011.

HSBC USA Inc.

Consolidated Average Balances and Interest Rates

The following table shows the quarter-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. The calculation of net interest margin includes interest expense of $40 million and $60 million for the three months ended March 31, 2012 and 2011, respectively, which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

	2012			2011
Three Months Ended March 31,	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$22,804	$16	.29%	$20,345	$16	.32%
Federal funds sold and securities purchased under resale agreements	3,286	10	1.19	6,676	16	.94
Trading securities	13,387	33	.99	12,762	51	1.62
Securities	56,562	309	2.20	46,437	323	2.82
Loans:
Commercial	35,988	244	2.73	31,387	221	2.85
Consumer:
Residential mortgages	15,342	150	3.93	14,710	162	4.47
HELOCs and home equity mortgages	3,380	29	3.46	3,743	29	3.14
Credit cards	1,202	23	7.75	1,204	19	6.46
Other consumer	934	16	7.06	1,092	18	6.67

Total consumer	20,858	218	4.21	20,749	228	4.46

Total loans	56,846	462	3.28	52,136	449	2.45

Other	3,885	11	1.17	6,096	12	.78

Total earning assets	156,770	$841	2.16%	144,452	$867	2.11%

Allowance for credit losses	(727)			(836)
Cash and due from banks	1,595			1,633
Other assets	29,888			24,676
Assets of discontinued operations	20,410			21,500

Total assets	$207,936			$191,425

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$58,715	$54	.37%	$57,262	$77	.54%
Other time deposits	14,819	41	1.12	16,852	33	.80
Deposits in foreign offices:
Foreign banks deposits	7,862	-	.01	6,539	2	.10
Other interest bearing deposits	15,370	4	.08	16,980	4	.10
Deposits held for sale	15,091	10	.25	-	-	-

Total interest bearing deposits	111,857	109	.39	97,633	116	.48

Short-term borrowings	17,725	9	.19	22,005	13	.23
Long-term debt	18,089	161	3.59	17,005	162	3.86

Total interest bearing deposits and debt	147,671	279		136,643	291

Other	422	12	11.14	207	1	3.13

Total interest bearing liabilities	148,093	291	.79	136,850	292	.86

Net interest income/Interest rate spread		$550	1.37%		$575	1.24%

Noninterest bearing deposits	20,835			24,228
Other liabilities	19,428			12,755
Liabilities of discontinued operations	934			645
Total shareholders’ equity	18,646			16,947

Total liabilities and shareholders’ equity	$207,936			$191,425

Net interest margin on average earning assets			1.42%			1.40%

Net interest margin on average total assets			1.18			1.22

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended March 31, 2012 and 2011 included fees of $15 million and $21 million, respectively.

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

Changes in Internal Control over Financial Reporting  There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 21, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 69 for our legal proceedings disclosure, which is incorporated herein by reference.

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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 20111, (iii) the Consolidated Balance Sheet as of March 31, 2012 and December 31. 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31,2012 and 2011, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC USA Inc.

Index

Assets:	Equity:
by business segment 57	consolidated statement of changes 7
consolidated average balances 151	ratios 55,98,134
fair value measurements 76	Equity securities available-for-sale 14
nonperforming 30,31,130	Estimates and assumptions 10
trading 13,107	Executive overview 94
Asset-backed commercial paper conduits 62	Fair value measurements:
Asset-backed securities 14,89,141	assets and liabilities recorded at fair value on a
Balance sheet:	recurring basis 80
consolidated 5	assets and liabilities recorded at fair value on a
consolidated average balances 151	non-recurring basis 85
review 104	control over valuation process 78,139 fair value adjustments 77
Basel II 101,135	financial instruments 76
Basis of reporting 102	hierarchy 77,138
Business:	transfers into/out of level one and
consolidated performance review 95	two 82,14
Capital:	transfers into/out of level two and
2012 funding strategy 135	three 85,140 valuation control framework 78
common equity movements 134	valuation techniques 87
consolidated statement of changes 7	Fiduciary risk 143
regulatory capital 55	Financial assets:
selected capital ratios 55,98,134	designated at fair value 44
Cash flow (consolidated) 8	Financial highlights metrics 98
Cautionary statement regarding forward-looking statements 94	Financial liabilities:
Collateral – pledged assets 69	designated at fair value 44
Collateralized debt obligations 89,142	fair value of financial liabilities 79
Commercial banking segment results	Forward looking statements 94
(IFRSs) 57,119	Funding 135
Compliance risk 150	Gain (loss) on instruments designated at fair value and related derivatives 45
Controls and procedures 152	Gains less losses from securities 20,114
Credit card fees 113	Geographic concentration of receivables 132
Credit quality 29,30,99,124,141	Global Banking and Markets:
Credit risk:	balance sheet data (IFRSs) 57
adjustment 77	segment results (IFRSs) 57,120
component of fair value option 44	Goodwill 35,37
concentration 32	Guarantee arrangements 64
exposure 144	Impairment:
management 143	available-for-sale securities 17
related contingent features 43	credit losses 33,112,125
related arrangements 64	nonperforming loans 130
Current environment 94	impaired loans 131
Deferred tax assets 46	Income tax expense 46
Deposits 108,112,133	Intangible assets 35
Derivatives:	Interest rate risk 142
cash flow hedges 39	Internal control 152
fair value hedges 38	Key performance indicators 98
notional value 44	Legal proceedings 152
trading and other 40	Leveraged finance transactions 44
Discontinued operations 10

HSBC USA Inc.

Liabilities:	Real estate owned 109
commitments, lines of credit 136	Reconciliation of U.S. GAAP results to IFRSs 102
deposits 108, 113, 133	Refreshed loan-to-value 106
financial liabilities designated at	Related party transactions 50
fair value 44	Reputational risk 143
long-term debt 109	Results of operations 111
short-term borrowings 109	Retail banking and wealth management segment
trading 13, 108	results (IFRSs) 57, 118
Liquidity and capital resources 132	Risk elements in the loan portfolio 32
Liquidity risk 142	Risk management:
Litigation and regulatory matters 69	credit 142
Loan impairment charges – see Provision for	compliance 143
credit losses	fiduciary 143
Loans:	interest rate 142
by category 22, 105	liquidity 142
by charge-off (net) 33, 126	market 142
by delinquency 31, 128	operational 143
criticized assets 29, 131	reputational 143
geographic concentration 133	strategic 143
held for sale 34, 106	Securities:
impaired 24, 132	fair value 14
nonperforming 30, 31, 130	impairment 17
overall review 105	maturity analysis 21
purchases from HSBC Finance 51	Segment results – IFRSs basis:
risk concentration 32	retail banking and wealth management 57, 118
troubled debt restructures 25	commercial banking 57, 119
Loan-to-deposits ratio 98	global banking and markets 57, 120
Market risk 142	private banking 57, 122
Market turmoil:	other 57, 123
exposures 145	overall summary 117
impact on liquidity risk 133	Selected financial data 98
Monoline insurers 19, 96, 121	Sensitivity:
Mortgage lending products 22, 105	projected net interest income 111
Mortgage servicing rights 35	Statement of cash flows 8
Net interest income 111	Statement of changes in comprehensive income 7
New accounting pronouncements 92	Statement of changes in shareholders’ equity 7
Off balance sheet arrangements 135	Statement of income 3
Operating expenses 116	Strategic risk 143
Operational risk 143	Table of contents 2
Other revenue 113	Tax expense 46
Other segment results (IFRSs) 57, 123	Trading:
Pension and other postretirement benefits 50	assets 13, 107
Performance, developments and trends 95	derivatives 13, 107
Pledged assets 69	liabilities 13, 107
Private banking segment results (IFRSs) 57, 122	portfolios 13
Profit (loss) before tax:	Trading revenue (net) 114
by segment – IFRSs 57	Troubled debt restructures 25
consolidated 3	Value at risk 148
Provision for credit losses 112	Variable interest entities 60
Ratios:
capital 55, 98, 134
charge-off (net) 129
credit loss reserve related 125
delinquency 31, 128
earnings to fixed charges – Exhibit 12
efficiency 97, 117
financial 98
loans-to-deposits 98

HSBC USA Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012

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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three months ended March 31, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 20111, (iii) the Consolidated Balance Sheet as of March 31, 2012 and December 31. 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31,2012 and 2011, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.