Form 10-Q
period 2012-06-30
HSBC USA INC /MD/
filed 2012-07-30
CIK 83246

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, there were 712 shares of the registrant’s common stock outstanding, all of which are owned by HSBC North America Inc.

HSBC USA Inc.

FORM 10-Q

HSBC USA Inc.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Interest income:
Loans	$456	$441	$919	$890
Securities	280	304	585	623
Trading assets	26	53	59	104
Short-term investments	33	38	59	69
Other	10	10	21	22

Total interest income	805	846	1,643	1,708

Interest expense:
Deposits	85	65	161	132
Short-term borrowings	6	8	15	21
Long-term debt	178	147	332	298
Other	1	83	13	84

Total interest expense	270	303	521	535

Net interest income	535	543	1,122	1,173
Provision for credit losses	89	95	89	93

Net interest income after provision for credit losses	446	448	1,033	1,080

Other revenues:
Credit card fees	22	32	52	64
Other fees and commissions	169	183	363	383
Trust income	25	29	50	57
Trading revenue	84	126	282	350
Other securities gains, net	65	12	95	56
Servicing and other fees from HSBC affiliates	46	56	102	102
Residential mortgage banking revenue	2	49	27	14
Gain (loss) on instruments designated at fair value and related derivatives	141	40	(71)	61
Gain on sale of branches	330	-	330	-
Other income (loss)	(21)	5	-	36

Total other revenues	863	532	1,230	1,123

Operating expenses:
Salaries and employee benefits	246	293	526	586
Support services from HSBC affiliates	370	364	738	680
Occupancy expense, net	57	68	116	136
Expense accrual related to certain regulatory matters (Note 21)	700	-	700	-
Other expenses	178	165	327	419

Total operating expenses	1,551	890	2,407	1,821

Income (loss) from continuing operations before income tax expense	(242)	90	(144)	382
Income tax expense	351	134	369	121

Income (loss) from continuing operations	(593)	(44)	(513)	261

Discontinued Operations (Note 2):
Income from discontinued operations before income tax expense	74	196	315	464
Income tax expense	26	70	112	164

Income from discontinued operations	48	126	203	300

Net income (loss)	$(545)	$82	$(310)	$561

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net income (loss)	$(545)	$82	$(310)	$561
Net change in unrealized gains (losses), net of tax as applicable on:
Securities available-for-sale, not other-than-temporarily impaired	248	290	121	142
Other-than-temporary impaired debt securities available-for-sale(1)	-	-	-	1
Other-than-temporary impaired debt securities held-to-maturity(1)	-	-	-	11
Adjustment to reverse other-than-temporary impairment on securities held-to-maturity due to deconsolidation of a variable interest entity	-	-	-	142
Derivatives designated as cash flow hedges	(37)	(14)	-	(17)
Unrecognized actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits, net of tax	-	1	1	2

Other comprehensive income, net of tax	211	277	122	281

Comprehensive income (loss)	$(334)	$359	$(188)	$842

(1)

During the three and six months ended June 30, 2012 and 2011, there were no other-than-temporary impairment (“OTTI”) losses on securities recognized in other revenues and no OTTI losses in the non-credit component on securities were recognized in accumulated other comprehensive income.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2012	December 31, 2011
	(in millions)
Assets(1)
Cash and due from banks	$1,528	$1,616
Interest bearing deposits with banks	18,809	25,454
Federal funds sold and securities purchased under agreements to resell	13,666	3,109
Trading assets	35,778	38,800
Securities available-for-sale	60,503	53,281
Securities held-to-maturity (fair value of $2.1 billion and $2.3 billion at June 30, 2012 and December 31, 2011, respectively)	1,844	2,035
Loans	56,064	51,867
Less – allowance for credit losses	619	743

Loans, net	55,445	51,124

Loans held for sale (includes $411 million and $377 million designated under fair value option at June 30, 2012 and December 31, 2011, respectively)	1,982	3,670
Properties and equipment, net	292	458
Intangible assets, net	268	242
Goodwill	2,228	2,228
Other assets	7,967	6,369
Other branch related assets held for sale	117	440
Assets of discontinued operations	-	21,454

Total assets	$200,427	$210,280

Liabilities(1)
Debt:
Deposits in domestic offices:
Noninterest bearing	$30,480	$20,592
Interest bearing (includes $9.9 billion and $9.8 billion designated under fair value option at June 30, 2012 and December 31, 2011, respectively)	65,955	73,474
Deposits in foreign offices:
Noninterest bearing	1,607	1,912
Interest bearing	21,552	28,607
Deposits held for sale	3,633	15,144

Total deposits	123,227	139,729
Short-term borrowings	10,731	16,009
Long-term debt (includes $6.8 billion and $5.0 billion designated under fair value option at June 30, 2012 and December 31, 2011, respectively)	20,014	16,709

Total debt	153,972	172,447
Trading liabilities	20,220	14,186
Interest, taxes and other liabilities	7,754	4,223
Other branch related liabilities held for sale	2	11
Liabilities of discontinued operations	226	911

Total liabilities	182,174	191,778

Shareholders’ equity
Preferred stock	1,565	1,565
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 712 shares issued and outstanding at June 30, 2012 and December 31, 2011)	-	-
Additional paid-in capital	13,790	13,814
Retained earnings	2,134	2,481
Accumulated other comprehensive income	764	642

Total common shareholder’s equity	16,688	16,937

Total shareholders’ equity	18,253	18,502

Total liabilities and shareholders’ equity	$200,427	$210,280

(1)

The following table summarizes assets and liabilities related to variable interest entities (“VIEs”) as of June 30, 2012 and December 31, 2011 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET (UNAUDITED) (Continued)

	June 30, 2012	December 31, 2011
	(in millions)
Assets
Interest bearing deposits with banks	$110	$108
Other assets	535	520
Assets of discontinued operations	44	-

Total assets	$689	$628

Liabilities
Long-term debt	$55	$55
Interest, taxes and other liabilities	195	166
Liabilities of discontinued operations	273	541

Total liabilities	$523	$762

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2012	2011
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,565	$1,565

Common stock
Balance at beginning and end of period	-	-

Additional paid-in capital
Balance at beginning of period	13,814	13,785
Capital contributions from parent	-	21
Employee benefit plans and other	(24)	-

Balance at end of period	13,790	13,806

Retained earnings
Balance at beginning of period	2,481	1,536
Net income (loss)	(310)	561
Cash dividends declared on preferred stock	(37)	(36)

Balance at end of period	2,134	2,061

Accumulated other comprehensive income (loss)
Balance at beginning of period	642	(153)
Other comprehensive income, net of tax	122	281

Balance at end of period	764	128

Total common shareholders’ equity	16,688	15,995

Total shareholders’ equity	$18,253	$17,560

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2012	2011
	(in millions)
Cash flows from operating activities
Net income (loss)	$(310)	$561
Income from discontinued operations	203	300

Income (loss) from continuing operations	(513)	261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108	154
Gain on sale of branches	(330)	-
Expense accrual related to certain regulatory matters	700	-
Impairment of internally developed software	-	94
Provision for credit losses	89	93
Realized gains on securities available-for-sale	(95)	(56)
Net change in other assets and liabilities	548	833
Change in loans held for sale:
Originations of loans	(1,702)	(1,626)
Sales and collection of loans held for sale	1,756	2,432
Net change in trading assets and liabilities	9,044	688
Lower of cost or fair value adjustments on loans held for sale	18	30
Mark-to-market (gains) losses on financial instruments designated at fair value and related derivatives	71	(58)
Net change in fair value of derivatives and hedged items	320	(226)

Cash provided by operating activities – continuing operations	10,014	2,619
Cash provided by operating activities – discontinued operations	614	998

Net cash provided by operating activities	10,628	3,617

Cash flows from investing activities
Net change in interest bearing deposits with banks	6,645	(22,333)
Net change in federal funds sold and securities purchased under agreements to resell	(10,557)	3,943
Securities available-for-sale:
Purchases of securities available-for-sale	(21,755)	(14,033)
Proceeds from sales of securities available-for-sale	7,049	13,582
Proceeds from maturities of securities available-for-sale	7,256	1,725
Securities held-to-maturity:
Proceeds from maturities of securities held-to-maturity	191	415
Change in loans:
Originations, net of collections	(4,464)	(1,811)
Loans sold to third parties	53	196
Net cash used for acquisitions of properties and equipment	(2)	(3)
Net outflows related to the sale of branches	(7,768)	-
Other, net	(66)	(60)

Cash used in investing activities – continuing operations	(23,418)	(18,379)
Cash provided by investing activities – discontinued operations	21,186	1,654

Net cash used in investing activities	(2,232)	(16,725)

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30,	2012	2011
	(in millions)
Cash flows from financing activities
Net change in deposits	(6,384)	9,851
Debt:
Net change in short-term borrowings	(5,278)	1,103
Issuance of long-term debt	4,739	4,469
Repayment of long-term debt	(1,457)	(2,267)
Repayment of debt issued related to the sale and leaseback of 452 Fifth Avenue property	(8)	(15)
Other decreases in capital surplus	(24)	-
Dividends paid	(37)	(36)

Cash provided by (used in) financing activities – continuing operations	(8,449)	13,105
Cash used in financing activities – discontinued operations	(35)	(147)

Net cash provided by (used in) financing activities	(8,484)	12,958

Net change in cash and due from banks	(88)	(150)
Cash and due from banks at beginning of period(1)	1,616	1,693

Cash and due from banks at end of period	$1,528	$1,543

Supplemental disclosure of non-cash flow investing activities
Trading securities pending settlement	$(12)	$(289)

(1)	Cash at beginning of period includes $117 million for discontinued operations as of January 1, 2011.

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

2.    Discontinued Operations

Sale of Certain Credit Card Operations to Capital One  On August 10, 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation (“HSBC Finance”), HSBC USA Inc. and other wholly-owned affiliates entered into an agreement to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). This transaction was completed on May 1, 2012. The sale included our General Motors (“GM”) and Union Plus (“UP”) credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. We recorded lower of amortized cost or fair value adjustments totaling $1.0 billion on these receivables since being classified as held for sale as a component of Assets of discontinued operations on our balance sheet during the third quarter of 2011, of which $107 million and $440 million was recorded in the three and six months ended June 30, 2012, respectively, and is reflected in net interest income and other revenues in the table below. This fair value adjustment was largely offset by held for

HSBC USA Inc.

sale accounting adjustments in which loan impairment charges and premium amortization are no longer recorded. The total final cash consideration allocated to us based upon April 30, 2012 balances was approximately $19.2 billion, which did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value.

The sale to Capital One did not include credit card receivables associated with HSBC Bank USA’s legacy credit card program and, therefore, are excluded from the table below. However a portion of these receivables are included as part of the sale to First Niagara Bank, N.A. and HSBC Bank USA will continue to offer credit cards to HSBC Bank USA’s customers. No significant one-time closure costs have been incurred as a result of exiting these portfolios. In connection with the sale of our credit card portfolio to Capital One, we have entered into an outsourcing arrangement with Capital One with respect to the servicing of our remaining credit card portfolio.

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

The following summarizes the results of operations of our discontinued credit card operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net interest income and other revenues(1)(2)	$129	$558	$541	$1,106
Income from discontinued operations before income tax	74	195	315	465

(1)

Interest expense was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

(2)	Included in other revenues for the three and six months ended June 30, 2012 was a $107 million and $440 million, respectively, lower of amortized cost or fair value adjustment.

The following summarizes the assets and liabilities of our discontinued credit card operations at June 30, 2012 and December 31, 2011 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	June 30, 2012	December 31, 2011
	(in millions)
Loans, net(1)	$-	$21,185
Other assets	-	269

Assets of discontinued operations	$-	$21,454

Deposits in domestic offices – noninterest bearing	$-	$35
Other liabilities	226	876

Liabilities of discontinued operations	$226	$911

(1)	At December 31, 2011, the receivables are carried at the lower of amortized cost or fair value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net interest income and other revenues	$-	$3	$-	$19
Income (loss) from discontinued operations before income tax (benefit) expense	-	1	-	(1)

At June 30, 2012 and December 31, 2011 there were no remaining assets and liabilities of our Banknotes Business reported as assets of discontinued operations and liabilities of discontinued operations in our consolidated balance sheet.

3.    Branch Assets and Liabilities Held for Sale

On July 31, 2011, we announced that we had reached an agreement with First Niagara Bank, N.A. (“First Niagara”) to sell 195 non-strategic retail branches, including certain loans, deposits and related branch premises, primarily located in upstate New York. The agreement includes the transfer of certain deposits and loans, as well as related branch premises, for a premium of 6.67 percent of the deposits, subject to certain agreed-upon adjustments. On May 18, 2012, we completed the sale of 138 branches to First Niagara and recognized an after-tax gain, net of allocated non-deductible goodwill, of $71 million. Since the premium received of $886 million was calculated based on the total amount of outstanding deposit balances for all branches being sold, a pro-rata portion of the premium related to the deposit balances associated with the branches that were not sold in the amount of $209 million was deferred as unearned revenue and will be recognized in future periods as the remaining branches and related deposit amounts are sold. Included in the sale of the 138 non-strategic retail branches were approximately $10.3 billion in deposits and $1.6 billion in loans. Branch premises were sold for fair value and loans and other transferred assets were sold at their book values.

We subsequently completed the sale of an additional 53 branches during July 2012 and expect to recognize an additional after-tax gain, net of allocated non-deductible goodwill, of approximately $26 million in the third quarter. We currently anticipate we will complete the sale of the remaining 4 non-strategic retail branches during August 2012 which will not have a significant financial impact on our operations.

HSBC USA Inc.

The following summarizes the assets and liabilities classified as held for sale at June 30, 2012 and December 31, 2011 in our consolidated balance sheet related to the announced agreement to sell certain retail branches.

	June 30, 2012	December 31, 2011
	(in millions)
Loans held for sale(1)	$531	$2,495
Other branch assets held for sale:
Properties and equipment, net	14	42
Other assets	9	-
Goodwill allocated to retail branch disposal group	94	398

Total other branch assets held for sale	117	440

Total branch assets held for sale	$648	$2,935

Deposits held for sale	$3,633	$15,144
Other branch liabilities held for sale	2	11

Total branch liabilities held for sale	$3,635	$15,155

(1)

Loans held for sale includes $115 million of commercial loans, $279 million of residential mortgages, $94 million of credit card loans and $43 million in other consumer loans at June 30, 2012. Loans held for sale includes $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card loans and $161 million in other consumer loans at December 31, 2011.

4.    Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	June 30, 2012	December 31, 2011
	(in millions)
Trading assets:
U.S. Treasury	$1,931	$259
U.S. Government agency issued or guaranteed	216	14
U.S. Government sponsored enterprises(1)	-	24
Asset-backed securities	1,027	1,032
Corporate and foreign bonds(2)	8,299	11,577
Other securities	36	40
Precious metals	14,459	17,082
Fair value of derivatives	9,810	8,772

	$35,778	$38,800

Trading liabilities:
Securities sold, not yet purchased	$316	$343
Payables for precious metals	6,958	6,999
Fair value of derivatives	12,946	6,844

	$20,220	$14,186

(1)

Includes mortgage-backed securities of $10 million issued or guaranteed by the Federal National Mortgage Association (“FNMA”) and $14 million issued or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) at December 31, 2011. There were no mortgage-back securities issued or guaranteed by FNMA and FHLMC at June 30, 2012.

(2)	There were no foreign bonds issued by the governments of Greece, Ireland, Italy, Portugal or Spain at either June 30, 2012 or December 31, 2011.

HSBC USA Inc.

At June 30, 2012 and December 31, 2011, the fair value of derivatives included in trading assets has been reduced by $6.2 billion and $4.8 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

At June 30, 2012 and December 31, 2011, the fair value of derivatives included in trading liabilities has been reduced by $2.5 billion and $6.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

5.    Securities

The amortized cost and fair value of the securities available-for-sale and securities held-to-maturity are summarized in the following tables.

June 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$27,886	$517	$(50)	$28,353
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	37	1	-	38
Direct agency obligations	3,127	387	(1)	3,513
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	14,774	755	-	15,529
Collateralized mortgage obligations	4,499	170	(1)	4,668
Direct agency obligations	1	-	-	1
Obligations of U.S. states and political subdivisions	646	35	-	681
Asset backed securities collateralized by:
Residential mortgages	5	-	-	5
Commercial mortgages	299	7	(1)	305
Home equity	338	-	(87)	251
Student loans	10	-	(1)	9
Other	102	-	(17)	85
Corporate and other domestic debt securities(2)	40	2	-	42
Foreign debt securities(2)(5)	6,869	31	(70)	6,830
Equity securities(3)	171	22	-	193

Total available-for-sale securities	$58,804	$1,927	$(228)	$60,503

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,290	$168	$-	$1,458
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	72	13	-	85
Collateralized mortgage obligations	289	43	-	332
Obligations of U.S. states and political subdivisions	47	3	-	50
Asset backed securities collateralized by residential mortgages	146	10	(1)	155

Total held-to-maturity securities	$1,844	$237	$(1)	$2,080

HSBC USA Inc.

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Securities available-for-sale:
U.S. Treasury	$18,199	$498	$(121)	$18,576
U.S. Government sponsored enterprises:(1)
Mortgage-backed securities	40	1	-	41
Direct agency obligations	2,501	352	-	2,853
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	15,357	728	(3)	16,082
Collateralized mortgage obligations	6,881	177	(3)	7,055
Direct agency obligations	2	-	-	2
Obligations of U.S. states and political subdivisions	566	35	(1)	600
Asset backed securities collateralized by:
Residential mortgages	6	-	(1)	5
Commercial mortgages	444	9	(2)	451
Home equity	369	-	(99)	270
Student loans	13	-	(1)	12
Other	102	-	(22)	80
Corporate and other domestic debt securities(2)	541	3	-	544
Foreign debt securities(2)(5)	6,640	27	(97)	6,570
Equity securities(3)	130	10	-	140

Total available-for-sale securities	$51,791	$1,840	$(350)	$53,281

Securities held-to-maturity:
U.S. Government sponsored enterprises:(4)
Mortgage-backed securities	$1,421	$195	$-	$1,616
U.S. Government agency issued or guaranteed:
Mortgage-backed securities	79	13	-	92
Collateralized mortgage obligations	308	44	-	352
Obligations of U.S. states and political subdivisions	61	3	-	64
Asset backed securities collateralized by residential mortgages	166	9	(1)	174

Total held-to-maturity securities	$2,035	$264	$(1)	$2,298

(1)

Includes securities at amortized cost of $23 million and $27 million issued or guaranteed by the FNMA at June 30, 2012 and December 31, 2011, respectively, and $14 million and $13 million issued or guaranteed by FHLMC at June 30, 2012 and December 31, 2011, respectively.

(2)

At June 30, 2012, other domestic debt securities included $16 million of securities at amortized cost fully backed by the Federal Deposit Insurance Corporation (“FDIC”) and foreign debt securities consisted of $2.4 billion of securities fully backed by foreign governments. At December 31, 2011, other domestic debt securities included $516 million of securities at amortized cost fully backed by the FDIC and foreign debt securities consisted of $2.7 billion of securities fully backed by foreign governments.

(3)

Includes preferred equity securities at amortized cost issued by FNMA of $2 million at June 30, 2012 and December 31, 2011. Balances at June 30, 2012 and December 31, 2011 reflect cumulative other-than-temporary impairment charges of $173 million.

(4)

Includes securities at amortized cost of $554 million and $591 million issued or guaranteed by FNMA at June 30, 2012 and December 31, 2011, respectively, and $736 million and $830 million issued and guaranteed by FHLMC at June 30, 2012 and December 31, 2011, respectively.

(5)	There were no foreign debt securities issued by the governments of Greece, Ireland, Italy, Portugal or Spain at either June 30, 2012 or December 31, 2011.

HSBC USA Inc.

A summary of gross unrealized losses and related fair values as of June 30, 2012 and December 31, 2011, classified as to the length of time the losses have existed as follows:

	One Year or Less			Greater Than One Year
June 30, 2012	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	15	$(11)	$16,433	8	$(39)	$648
U.S. Government sponsored enterprises	7	(1)	252	16	-	8
U.S. Government agency issued or guaranteed	11	(1)	1,231	1	-	2
Obligations of U.S. states and political subdivisions	7	-	118	1	-	7
Asset backed securities	6	(1)	74	20	(105)	359
Foreign debt securities	6	(30)	1,969	6	(40)	2,032
Equity securities	-	-	-	1	-	-

Securities available-for-sale	52	$(44)	$20,077	53	$(184)	$3,056

Securities held-to-maturity:
U.S. Government sponsored enterprises	13	$-	$-	54	$-	$-
U.S. Government agency issued or guaranteed	35	-	-	1,014	-	3
Obligations of U.S. states and political subdivisions	2	-	-	2	-	1
Asset backed securities	1	-	4	2	(1)	6

Securities held-to-maturity	51	$-	$4	1,072	$(1)	$10

HSBC USA Inc.

	One Year or Less			Greater Than One Year
December 31, 2011	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment
	(dollars are in millions)
Securities available-for-sale:
U.S. Treasury	5	$(1)	$4,978	12	$(120)	$2,592
U.S. Government sponsored enterprises	6	-	8	15	-	9
U.S. Government agency issued or guaranteed	14	(6)	833	2	-	4
Obligations of U.S. states and political subdivisions	3	(1)	20	3	-	25
Asset backed securities	2	-	45	22	(125)	387
Foreign debt securities	15	(97)	4,223	-	-	-

Securities available-for-sale	45	$(105)	$10,107	54	$(245)	$3,017

Securities held-to-maturity:
U.S. Government sponsored enterprises	47	$-	$-	11	$-	$-
U.S. Government agency issued or guaranteed	629	-	2	463	-	1
Obligations of U.S. states and political subdivisions	2	-	-	4	-	2
Asset backed securities	-	-	-	4	(1)	14

Securities held-to-maturity	678	$-	$2	482	$(1)	$17

Net unrealized gains increased within the available-for-sale portfolio in the first six months of 2012 largely due to a decrease in interest rates on U.S. Treasury securities since December 31, 2011. We have reviewed the securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. During the three and six months ended June 30, 2012 and 2011, none of our debt securities were determined to have either initial other-than-temporary impairment or changes to previous other-than-temporary impairment estimates relating to the credit component. Changes in the non-credit portion during 2011 represented a reversal of a portion of previously recorded impairment losses that were recognized in other comprehensive income.

We do not consider any securities to be other-than-temporarily impaired at June 30, 2012 as we expect to recover the amortized cost basis of these securities and we neither intend nor expect to be required to sell these securities prior to recovery, even if that equates to holding securities until their individual maturities. However, other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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

HSBC USA Inc.

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

For all securities held in the available-for-sale or held-to-maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. As debt securities issued by U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 86 percent and 84 percent of total available-for-sale and held-to-maturity securities as of June 30, 2012 and December 31, 2011, respectively, our assessment for credit loss was concentrated on private label asset-backed securities. Substantially all of the private label asset-backed securities are supported by residential mortgages, home equity loans or commercial mortgages. Our assessment for credit loss was concentrated on this particular asset class because of the following inherent risk factors:

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

For the three and six months ended June 30, 2012 and 2011, there were no other-than-temporary impairment losses recognized related to credit loss. At June 30, 2012 and 2011, there were no remaining non-credit component unrealized loss amounts recognized.

The following table summarizes the roll-forward of credit losses on debt securities that were other-than-temporarily impaired which were recognized in income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Credit losses at the beginning of the period	$-	$1	$-	$36
Reduction of credit losses previously recognized on sold securities	-	-	-	(4)
Reduction of credit losses previously recognized on held to maturity securities due to deconsolidation of VIE	-	-	-	(31)

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment may have been recognized in other comprehensive income (loss)	$-	$1	$-	$1

At June 30, 2012, we held 35 individual asset-backed securities in the available-for-sale portfolio, of which 9 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $336 million of the total aggregate fair value of asset-backed securities of $655 million at June 30, 2012. The gross unrealized losses on these securities were $104 million at June 30, 2012. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of June 30, 2012 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $108 million. No security wrapped by a below investment grade monoline insurance company was deemed to be other-than-temporarily impaired at June 30, 2012.

At December 31, 2011, we held 45 individual asset-backed securities in the available-for-sale portfolio, of which 9 were also wrapped by a monoline insurance company. The asset-backed securities backed by a monoline wrap comprised $349 million of the total aggregate fair value of asset-backed securities of $818 million at December 31, 2011. The gross unrealized losses on these securities were $121 million at December 31, 2011. We did not take into consideration the value of the monoline wrap of any non-investment grade monoline insurers as of December 31, 2011 and, therefore, we only considered the financial guarantee of monoline insurers on securities for purposes of evaluating other-than-temporary impairment with a fair value of $114 million. One security wrapped by a below investment grade monoline insurance company with an aggregate fair value of less than $1 million was deemed to be other-than-temporarily impaired at December 31, 2011.

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

HSBC USA Inc.

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

The following table summarizes realized gains and losses on investment securities transactions attributable to available-for-sale securities.

	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains
	(in millions)
Three months ended June 30, 2012:
Securities available-for-sale	$132	$(67)	$65
Three months ended June 30, 2011:
Securities available-for-sale	$57	$(45)	$12
Six months ended June 30, 2012:
Securities available-for-sale	$201	$(106)	$95
Six months ended June 30, 2011:
Securities available-for-sale	$139	$(83)	$56

HSBC USA Inc.

The amortized cost and fair values of securities available-for-sale and securities held-to-maturity at June 30, 2012, are summarized in the table below by contractual maturity. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Securities available-for-sale amounts exclude equity securities as they do not have stated maturities. The table below also reflects the distribution of maturities of debt securities held at June 30, 2012, together with the approximate yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at June 30, 2012.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
As of June 30, 2012	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars are in millions)
Available-for-sale:
U.S. Treasury	$505	.20%	$22,266	.56%	$1,928	3.17%	$3,187	3.25%
U.S. Government sponsored enterprises	-	-	155	2.32	2,353	3.65	656	3.58
U.S. Government agency issued or guaranteed	-	-	6	4.61	74	1.93	19,194	3.38
Obligations of U.S. states and political subdivisions	-	-	31	4.20	291	4.24	324	3.92
Asset backed securities	-	-	1	1.41	22	.66	731	3.13
Other domestic debt securities	16	.71	-		-	-	24	3.90
Foreign debt securities	1,274	2.84	5,595	1.90	-	-	-	-

Total amortized cost	$1,795	2.08%	$28,054	.84%	$4,668	3.45%	$24,116	3.37%

Total fair value	$1,796		$28,067		$5,262		$25,185

Held-to-maturity:
U.S. Government sponsored enterprises	$-	-%	$10	6.12%	$1	9.36%	$1,279	5.83%
U.S. Government agency issued or guaranteed	-	-	1	8.85	4	9.18	356	6.19
Obligations of U.S. states and political subdivisions	4	5.73	16	3.64	10	2.80	17	3.82
Asset backed securities	-		-	-	-		146

Total amortized cost	$4	5.73%	$27	4.80%	$15	4.81%	$1,798	5.78%

Total fair value	$4		$29		$15		$2,032

Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $143 million and $483 million, respectively, were included in other assets at June 30, 2012. Investments in Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock of $133 million and $483 million, respectively, were included in other assets at December 31, 2011.

HSBC USA Inc.

6.    Loans

Loans consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Commercial loans:
Construction and other real estate	$7,977	$7,860
Business banking and middle markets enterprises	11,256	10,225
Global banking(1)	15,042	12,658
Other commercial	3,142	2,906

Total commercial	37,417	33,649

Consumer loans:
Home equity mortgages	2,455	2,563
Other residential mortgages	14,758	14,113
Credit cards	783	828
Other consumer	651	714

Total consumer	18,647	18,218

Total loans	$56,064	$51,867

(1)

Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to select high quality Latin American and other multinational customers managed by HSBC on a global basis.

Net deferred origination costs totaled $36 million and $48 million at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, we had net unamortized premium on our loans of $26 million and $28 million, respectively. We amortized net premiums of $9 million and $18 million on our loans for the three and six months ended June 30, 2012, respectively, compared to $15 million and $30 million on our loans for the three and six months ended June 30, 2011.

HSBC USA Inc.

Age Analysis of Past Due Loans  The following table summarizes the past due status of our loans at June 30, 2012 and December 31, 2011. The aging of past due amounts are determined based on the contractual delinquency status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification.

	Days Past Due
At June 30, 2012	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$100	$38	$114	$252	$7,725	$7,977
Business banking and middle market enterprises	496	37	51	584	10,672	11,256
Global banking	110	-	8	118	14,924	15,042
Other commercial	554	17	26	597	2,545	3,142

Total commercial	1,260	92	199	1,551	35,866	37,417

Consumer loans:
HELOC and home equity mortgages	145	40	77	262	2,193	2,455
Other residential mortgages	100	465	844	1,409	13,349	14,758
Credit cards	31	15	17	63	720	783
Other consumer	10	5	31	46	605	651

Total consumer	286	525	969	1,780	16,867	18,647

Total loans	$1,546	$617	$1,168	$3,331	$52,733	$56,064

	Days Past Due
At December 31, 2011	1 - 29 days	30 - 89 days	90+ days	Total Past Due	Current	Total Loans
	(in millions)
Commercial loans:
Construction and other real estate	$72	$31	$231	$334	$7,526	$7,860
Business banking and middle market enterprises	615	58	71	744	9,481	10,225
Global banking	898	34	74	1,006	11,652	12,658
Other commercial	350	84	21	455	2,451	2,906

Total commercial	1,935	207	397	2,539	31,110	33,649

Consumer loans:
HELOC and home equity mortgages	181	54	89	324	2,239	2,563
Other residential mortgages	109	526	815	1,450	12,663	14,113
Credit cards	37	20	20	77	751	828
Other consumer	11	6	35	52	662	714

Total consumer	338	606	959	1,903	16,315	18,218

Total loans	$2,273	$813	$1,356	$4,442	$47,425	51,867

Nonaccrual Loans  Nonaccrual loans totaled $1.6 billion and $1.8 billion at June 30, 2012 and December 31, 2011, respectively. Interest income that would have been recorded if such nonaccrual loans had been current and in accordance with contractual terms was approximately $26 million and $55 million for the three and six months ended June 30, 2012, respectively, compared to $32 million and $59 million for the three and six months ended June 30, 2011, respectively. Interest income (expense) that was included in finance and other interest income on

HSBC USA Inc.

these loans was $2 million and less than $1 million for the three and six months ended June 30, 2012, respectively, compared to $8 million and $9 million for the three and six months ended June 30, 2011, respectively. For an analysis of reserves for credit losses, see Note 7, “Allowance for Credit Losses”.

Nonaccrual loans and accruing receivables 90 days or more delinquent are summarized in the following table:

	June 30, 2012	December 31, 2011
	(in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$101	$103
Other real estate	374	512
Business banking and middle markets enterprises	46	58
Global banking	114	137
Other commercial	19	15

Total commercial	654	825

Consumer:
Residential mortgages, excluding home equity mortgages	844	815
Home equity mortgages	77	89

Total residential mortgages(1)	921	904
Other consumer loans	5	8

Total consumer loans	926	912

Nonaccrual loans held for sale	65	91

Total nonaccruing loans	1,645	1,828

Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	-	-
Other real estate	-	1
Business banking and middle market enterprises	2	11
Global banking	-	-
Other commercial	1	2

Total commercial	3	14

Consumer:
Credit card receivables	17	20
Other consumer	26	27

Total consumer loans	43	47

Total accruing loans contractually past due 90 days or more	46	61

Total nonperforming loans	$1,691	$1,889

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

Modifications to consumer and commercial loans may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of interest income we are contractually entitled to receive in future periods. Through lowering the interest rate and other loan term changes, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. TDR Loans are reserved for either based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in a higher reserve requirement for these loans or in the case of certain secured commercial loans, the estimated fair value of the underlying collateral. Once a consumer loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off.

The following table presents information about receivables which were modified during the three and six months ended June 30, 2012 and as a result of this action became classified as TDR Loans.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in millions)
Commercial loans:
Construction and other real estate	$-	$70
Business banking and middle market enterprises	-	22
Global banking	-	-
Other commercial	-	-

Total commercial	-	92

Consumer loans:
Residential mortgages	52	108
Credit cards	-	-

Total consumer	52	108

Total	$52	$200

HSBC USA Inc.

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	June 30, 2012	December 31, 2011
	(in millions)
TDR Loans(1)(2):
Commercial loans:
Construction and other real estate	$353	$342
Business banking and middle market enterprises	86	94
Global banking	-	-
Other commercial	34	37

Total commercial	473	473

Consumer loans:
Residential mortgages	677	608
Credit cards	18	21

Total consumer	695	629

Total TDR Loans(3):	$1,168	$1,102

	June 30, 2012	December 31, 2011
	(in millions)
Allowance for credit losses on TDR Loans(4):
Commercial loans:
Construction and other real estate	$26	$17
Business banking and middle market enterprises	3	3
Global banking	-	-
Other commercial	-	-

Total commercial	29	20

Consumer loans:
Residential mortgages	97	94
Credit cards	6	7

Total consumer	103	101

Total Allowance for credit losses on TDR Loans	$132	$121

(1)

TDR Loans are considered to be impaired loans. For consumer loans, all such loans are considered impaired loans regardless of accrual status. For commercial loans, impaired loans include other loans in addition to TDRs which totaled $434 million and $614 million at June 30, 2012 and December 31, 2011, respectively.

HSBC USA Inc.

(2)

The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans, partial charge-offs and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	June 30, 2012	December 31, 2011
	(in millions)
Commercial loans:
Construction and other real estate	$374	$393
Business banking and middle market enterprises	135	147
Global banking	-	-
Other commercial	37	40

Total commercial	546	580

Consumer loans:
Residential mortgages	770	682
Credit cards	18	20

Total consumer	788	702

Total	$1,334	$1,282

(3)	Includes balances of $377 million and $331 million at June 30, 2012 and December 31, 2011, respectively, which are classified as nonaccrual loans.

(4)	Included in the allowance for credit losses.

Additional information relating to TDR Loans is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Average balance of TDR Loans:
Commercial loans:
Construction and other real estate	$360	$357	$358	$373
Business banking and middle market enterprises	96	84	98	87
Large corporate	-	-	-	-
Other commercial	35	50	36	49

Total commercial	491	491	492	509

Consumer loans:
Residential mortgages	669	477	653	456
Credit cards	18	24	19	25

Total consumer	687	501	672	481

Total average balance of TDR Loans	$1,178	$992	$1,164	$990

Interest income recognized on TDR Loans:
Commercial loans:
Construction and other real estate	$2	$2	$4	$3
Business banking and middle market enterprises	-	-	-	-
Large corporate	-	-	-	-
Other commercial	2	1	3	3

Total commercial	4	3	7	6

Consumer loans:
Residential mortgages	7	5	13	8
Credit cards	-	-	-	1

Total consumer	7	5	13	9

Total interest income recognized on TDR Loans	$11	$8	$20	$15

HSBC USA Inc.

The following table presents commercial loans which were classified as TDR Loans during the previous 12 months which became 90 days or greater contractually delinquent (for consumer loans 60 days or greater contractually delinquent) during the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
(in millions)
Commercial loans:
Construction and other real estate	$-	$-
Business banking and middle market enterprises	-	-
Global banking	-	-
Other commercial	-	-

Total commercial	-	-

Consumer loans:
Residential mortgages	7	13
Credit cards	-	-

Total consumer	7	13

Total	$7	$13

Impaired commercial loans  Impaired commercial loan statistics are summarized in the following table:

	Amount with Impairment Reserves	Amount without Impairment Reserves	Total Impaired Commercial Loans(1)(2)	Impairment Reserve
	(in millions)
At June 30, 2012:
Construction and other real estate	$267	$324	$591	$111
Business banking and middle market enterprises	55	60	115	7
Global banking	96	18	114	13
Other commercial	3	84	87	1

Total	$421	$486	$907	$132

At December 31, 2011:
Construction and other real estate	$391	$342	$733	$114
Business banking and middle market enterprises	68	59	127	12
Global banking	137	-	137	90
Other commercial	1	89	90	-

Total	$597	$490	$1,087	$216

(1)	Includes impaired commercial loans which are also considered TDR Loans as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Construction and other real estate	$353	$342
Business banking and middle market enterprises	86	94
Global banking	-	-
Other commercial	34	37

Total	$473	$473

HSBC USA Inc.

(2)

The impaired commercial loan balances included in the table above reflect the current carrying amount of the loan and includes all basis adjustments, such as unamortized deferred fees and costs on originated loans, any premiums or discounts and any principal write-downs. The unpaid principal balance of impaired commercial loans included in the table above are as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Construction and other real estate	$613	$784
Business banking and middle market enterprises	164	180
Global banking	114	137
Other commercial	90	93

Total	$981	$1,194

The following table presents information about average impaired commercial loan balances and interest income recognized on the impaired commercial loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Average balance of impaired commercial loans:
Construction and other real estate	$624	$759	$660	$757
Business banking and middle market enterprises	127	161	127	158
Large corporate	66	74	90	84
Other commercial	88	103	89	107

Total average balance of impaired commercial loans	$905	$1,097	$966	$1,106

Interest income recognized on impaired commercial loans:
Construction and other real estate	$1	$2	$3	$3
Business banking and middle market enterprises	1	1	2	2
Large corporate	-	-	-	-
Other commercial	1	-	1	1

Total interest income recognized on impaired commercial loans	$3	$3	$6	$6

HSBC USA Inc.

Commercial Loan Credit Quality Indicators  The following credit quality indicators are monitored for our commercial loan portfolio:

Criticized asset classifications  These classifications are based on the risk rating standards of our primary regulator. Problem loans are assigned various criticized facility grades. We also assign obligor grades which are used under our allowance for credit losses methodology. Criticized assets for commercial loans are summarized in the following table:

	Special Mention	Substandard	Doubtful	Total
	(in millions)
At June 30, 2012:
Construction and other real estate	$805	$969	$132	$1,906
Business banking and middle market enterprises	447	155	8	610
Global banking	64	97	96	257
Other commercial	46	74	1	121

Total commercial	$1,362	$1,295	$237	$2,894

At December 31, 2011:
Construction and other real estate	$1,009	$990	$186	$2,185
Business banking and middle market enterprises	445	241	12	698
Global banking	45	397	109	551
Other commercial	99	131	-	230

Total commercial	$1,598	$1,759	$307	$3,664

Nonperforming  The status of our commercial loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2012:
Construction and other real estate	$7,502	$475	$-	$7,977
Business banking and middle market enterprise	11,208	46	2	11,256
Global banking	14,928	114	-	15,042
Other commercial	3,122	19	1	3,142

Total commercial	$36,760	$654	$3	$37,417

At December 31, 2011:
Construction and other real estate	$7,244	$615	$1	$7,860
Business banking and middle market enterprise	10,156	58	11	10,225
Global banking	12,521	137	-	12,658
Other commercial	2,889	15	2	2,906

Total commercial	$32,810	$825	$14	$33,649

HSBC USA Inc.

Credit risk profile  The following table shows the credit risk profile of our commercial loan:

	Investment Grade(1)	Non-Investment Grade	Total
	(in millions)
At June 30, 2012:
Construction and other real estate	$3,343	$4,634	$7,977
Business banking and middle market enterprises	5,608	5,648	11,256
Global banking	13,333	1,709	15,042
Other commercial	1,212	1,930	3,142

Total commercial	$23,496	$13,921	$37,417

At December 31, 2011:
Construction and other real estate	$3,133	$4,727	$7,860
Business banking and middle market enterprises	4,612	5,613	10,225
Global banking	9,712	2,946	12,658
Other commercial	843	2,063	2,906

Total commercial	$18,300	$15,349	$33,649

(1)	Investment grade includes commercial loans with borrowers that have credit ratings of at least BBB- or above or the equivalent based on our internal credit rating system.

Consumer Loan Credit Quality Indicators  The following credit quality indicators are monitored for our consumer loan portfolio:

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total loans and loans held for sale (“delinquency ratio”) for our consumer loan:

	June 30, 2012		December 31, 2011
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Consumer:
Residential mortgage, excluding home equity mortgages(1)	$1,107	7.16%	$1,101	7.19%
Home equity mortgages	62	2.33	99	2.89

Total residential mortgages	1,169	6.45	1,200	6.41
Credit card receivables	23	2.62	28	2.25
Other consumer	28	3.68	30	3.17

Total consumer	$1,220	6.18%	$1,258	6.01%

(1)

At June 30, 2012 and December 31, 2011, residential mortgage loan delinquency includes $938 million and $803 million, respectively, of loans that are carried at the lower of amortized cost or fair value less cost to sell.

HSBC USA Inc.

Nonperforming  The status of our consumer loan portfolio is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Accruing Loans Contractually Past Due 90 days or More	Total
	(in millions)
At June 30, 2012:
Consumer:
Residential mortgage, excluding home equity mortgages	$13,914	$844	$-	$14,758
Home equity mortgages	2,378	77	-	2,455

Total residential mortgages	16,292	921	-	17,213
Credit card receivables	766	-	17	783
Other consumer	620	5	26	651

Total consumer	$17,678	$926	$43	$18,647

At December 31, 2011:
Consumer:
Residential mortgage, excluding home equity mortgages	$13,298	$815	$-	$14,113
Home equity mortgages	2,474	89	-	2,563

Total residential mortgages	15,772	904	-	16,676
Credit card receivables	808	-	20	828
Other consumer	679	8	27	714

Total consumer	$17,259	$912	$47	$18,218

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

HSBC USA Inc.

The following table summarizes the balances of high LTV, interest-only and ARM loans in our loan portfolios, including certain loans held for sale, at June 30, 2012 and December 31, 2011, respectively. Loans may appear in more than one category.

	June 30, 2012	December 31, 2011
	(in billions)
Residential mortgage loans with high LTV and no mortgage insurance(1)	$1.0	$1.1
Interest-only residential mortgage loans	4.0	3.9
ARM loans(2)	10.0	9.9

(1)

Residential mortgage loans with high LTV and no mortgage insurance includes both fixed rate and adjustable rate mortgages. Excludes $61 million and $68 million of sub-prime residential mortgage loans held for sale at June 30, 2012 and December 31, 2011, respectively.

(2)

ARM loan balances above exclude $26 million and $28 million of sub-prime residential mortgage loans held for sale at June 30, 2012 and December 31, 2011, respectively. During the remainder of 2012 and during 2013, approximately $104 million and $350 million, respectively, of these ARM loans will experience their first interest rate reset.

Concentrations of first and second liens within the outstanding residential mortgage loan portfolio are summarized in the following table. Amounts in the table exclude closed end first lien loans held for sale of $0.9 billion and $2.0 billion at June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012	December 31, 2011
	(in millions)
Closed end:
First lien	$14,758	$14,113
Second lien	210	237
Revolving:
Second lien	2,245	2,326

Total	$17,213	$16,676

7.    Allowance for Credit Losses

An analysis of the allowance for credit losses is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Balance at beginning of period	$603	$771	$743	$852
Provision for credit losses	89	95	89	93
Charge-offs	(91)	(133)	(253)	(225)
Recoveries	18	14	40	27

Balance at end of period	$619	$747	$619	$747

HSBC USA Inc.

The following table summarizes the changes in the allowance for credit losses by product and the related loan balance by product during the three and six months ended June 30, 2012 and 2011:

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended June 30, 2012:
Allowance for credit losses – beginning of period	$205	$76	$25	$20	$182	$43	$35	$17	$603
Provision charged to income	(5)	15	19	(7)	24	34	9	-	89
Charge offs	(2)	(13)	-	-	(23)	(30)	(16)	(7)	(91)
Recoveries	-	2	-	5	5	-	3	3	18

Net charge offs	(2)	(11)	-	5	(18)	(30)	(13)	(4)	(73)

Allowance for credit losses – end of period	$198	$80	$44	$18	$188	$47	$31	$13	$619

Ending balance: collectively evaluated for impairment	$87	$73	$31	$17	$95	$43	$25	$13	$384
Ending balance: individually evaluated for impairment(1)	111	7	13	1	93	4	6	-	235

Total allowance for credit losses	$198	$80	$44	$18	$188	$47	$31	$13	$619

Loans:
Collectively evaluated for impairment	$7,386	$11,141	$14,928	$3,055	$13,243	$2,441	$765	$651	$53,610
Individually evaluated for impairment	591	115	114	87	660	14	18	-	1,599
Loans carried at the lower of amortized cost or fair value less cost to sell	-	-	-	-	855	-	-	-	855

Total loans	$7,977	$11,256	$15,042	$3,142	$14,758	$2,455	$783	$651	$56,064

Three Months Ended June 30, 2011:
Allowance for credit losses – beginning of period	$217	$119	$111	$23	$161	$68	$48	$24	$771
Provision charged to income	49	(8)	(1)	-	27	12	12	4	95
Charge offs	(39)	(19)	-	(2)	(28)	(18)	(19)	(8)	(133)
Recoveries	2	4	-	-	2	-	3	3	14

Net charge offs	(37)	(15)	-	(2)	(26)	(18)	(16)	(5)	(119)

Allowance for credit losses – end of period	$229	$96	$110	$21	$162	$62	$44	$23	$747

Ending balance: collectively evaluated for impairment	$120	$79	$39	$17	$99	$58	$37	$23	$472
Ending balance: individually evaluated for impairment(1)	109	17	71	4	63	4	7	-	275

Total allowance for credit losses	$229	$96	$110	$21	$162	$62	$44	$23	$747

Loans:
Collectively evaluated for impairment	$7,213	$8,475	$10,529	$2,547	$12,840	$3,598	$1,164	$925	$47,291
Individually evaluated for impairment	698	156	74	101	482	9	23	-	1,543
Loans carried at the lower of amortized cost or fair value less cost to sell	-	-	-	-	778	-	-	-	778

Total loans	$7,911	$8,631	10,603	$2,648	$14,100	$3,607	$1,187	$925	$49,612

HSBC USA Inc.

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Six Months Ended June 30, 2012:
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(25)	21	(3)	(9)	39	42	20	4	89
Charge offs	(3)	(23)	(84)	-	(49)	(47)	(33)	(14)	(253)
Recoveries	14	4	-	6	6	-	5	5	40

Net charge offs	11	(19)	(84)	6	(43)	(47)	(28)	(9)	(213)

Allowance for credit losses – end of period	$198	$80	$44	$18	$188	$47	$31	$13	$619

Six Months Ended June 30, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$27	$852
Provision charged to income	21	(9)	(6)	(10)	46	23	20	8	93
Charge offs	(43)	(33)	-	(2)	(54)	(38)	(40)	(15)	(225)
Recoveries	8	6	-	1	3	-	6	3	27

Net charge offs	(35)	(27)	-	(1)	(51)	(38)	(34)	(12)	(198)

Allowance for credit losses – end of period	$229	$96	$110	$21	$162	$62	$44	$23	$747

(1)

For consumer loans, these amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow analysis is then applied to these groups of TDR Loans.

8.    Loans Held for Sale

Loans held for sale consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Commercial loans	$875	$965

Consumer loans:
Residential mortgages	903	2,058
Credit card receivables	94	416
Other consumer	110	231

Total consumer	1,107	2,705

Total loans held for sale	$1,982	$3,670

Included in loans held for sale at June 30, 2012 and December 31, 2011 are $531 million and $2.5 billion, respectively, of loans that are being sold as part of our agreement to sell certain branches to First Niagara. Included in this amount at June 30, 2012 are $115 million of commercial loans, $279 million of residential mortgages, $94 million of credit card receivables and $43 million of other consumer loans. Included in this amount at December 31, 2011 are $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card receivables and $161 million of other consumer loans. Prior to sale, credit card, private label credit card and closed-end loans included in the sale to Capital One were reflected in Assets of discontinued operations on our balance sheet.

HSBC USA Inc.

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale at June 30, 2012 and December 31, 2011. The fair value of commercial loans held for sale under this program was $411 million and $377 million at June 30, 2012 and December 31, 2011, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. See Note 12, “Fair Value Option,” for additional information.

Commercial loans held for sale also includes commercial real estate loans of $313 million and $55 million at June 30, 2012 and December 31, 2011, respectively, which are originated with the intent to sell to government sponsored enterprises.

In addition to the residential mortgage loans being sold to First Niagara discussed above, residential mortgage loans held for sale include subprime residential mortgage loans with a fair value of $164 million and $181 million at June 30, 2012 and December 31, 2011, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. Gains and losses from the sale of residential mortgage loans are reflected as a component of residential mortgage banking revenue in the accompanying consolidated statement of income (loss). We retained the servicing rights in relation to the mortgages upon sale.

In addition to routine sales to government sponsored enterprises upon origination, we sold subprime residential mortgage loans with a carrying amount of $4 million and $129 million in the six months ended June 30, 2012 and 2011, respectively.

Excluding the commercial loans designated under fair value option discussed above, loans held for sale are recorded at the lower of amortized cost or fair value. The cumulative fair value adjustment on loans held for sale was $228 million and $251 million at June 30, 2012 and December 31, 2011, respectively.

Loans held for sale are subject to market risk, liquidity risk and interest rate risk, in that their value will fluctuate as a result of changes in market conditions, as well as the interest rate and credit environment. Interest rate risk for residential mortgage loans held for sale is partially mitigated through an economic hedging program to offset changes in the fair value of the mortgage loans held for sale. Trading related revenue associated with this economic hedging program, which is included in net interest income and residential mortgage banking revenue in the consolidated statement of income, were losses of $3 million and gains of $4 million during the three and six months ended June 30, 2012, respectively, compared to gains of $1 million and losses of $11 million during the three and six months ended June 30, 2011, respectively.

9.    Intangible Assets

Intangible assets consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Mortgage servicing rights	$194	$227
Purchased credit card relationships	63	-
Other	11	15

Total other intangible assets, net	$268	$242

Mortgage Servicing Rights (“MSRs”)  A servicing asset is a contract under which estimated future revenues from contractually specified cash flows, such as servicing fees and other ancillary revenues, are expected to more than adequately compensate the servicer for performing the servicing. We recognize the right to service mortgage loans as a separate and distinct asset at the time they are acquired or when originated loans are sold.

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

Residential mortgage servicing rights  Residential MSRs are initially measured at fair value at the time that the related loans are sold and are re-measured at fair value at each reporting date. Changes in fair value of the MSRs are reflected in residential mortgage banking revenue in the period in which the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. The reasonableness of these valuation models is periodically validated by reference to external independent broker valuations and industry surveys.

Fair value of residential MSRs is calculated using the following critical assumptions:

	June 30, 2012	December 31, 2011
Annualized constant prepayment rate (“CPR”)	23.0%	21.4%
Constant discount rate	11.2%	11.3%
Weighted average life	3.2 years	3.4 years

Residential MSRs activity is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Fair value of MSRs:
Beginning balance	$228	$396	$220	$394
Additions related to loan sales	6	9	14	25
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(31)	(27)	(15)	(22)
Realization of cash flows	(16)	(15)	(32)	(34)

Ending balance	$187	$363	$187	$363

Information regarding residential mortgage loans serviced for others, which are not included in the consolidated balance sheet, is summarized in the following table:

	June 30, 2012	December 31, 2011
	(in millions)
Outstanding principal balances at period end	$35,095	$37,839

Custodial balances maintained and included in noninterest bearing deposits at period end	$827	$838

Servicing fees collected are included in residential mortgage banking revenue and totaled $22 million and $47 million during the three and six months ended June 30, 2012, respectively, compared to $28 million and $56 million during the three and six months ended June 30, 2011, respectively.

HSBC USA Inc.

Commercial Mortgage Servicing Rights  Commercial MSRs, which are accounted for using the lower of cost or fair value method, totaled $7 million and $7 million at June 30, 2012 and December 31, 2011.

Purchased credit card relationships  In March 2012, we purchased from HSBC Finance the account relationships associated with $746 million of credit card receivables which were not included in the sale to Capital One at a fair value of $108 million. Approximately $43 million of this value is associated with the credit card receivables being sold to First Niagara and, as a result, have been included in Other branch related assets held for sale. The remaining $65 million is included in intangible assets and is being amortized over its estimated useful life of ten years.

Other Intangible Assets  Other intangible assets, which result from purchase business combinations, are comprised of favorable lease arrangements of $10 million and $12 million at June 30, 2012 and December 31, 2011, respectively, and customer lists in the amount of $1 million and $3 million at June 30, 2012 and December 31, 2011, respectively.

10.    Goodwill

Goodwill was $2.2 billion at June 30, 2012 and December 31, 2011, and includes accumulated impairment losses of $54 million. In 2011, $398 million of goodwill was allocated to the branch operations being sold to First Niagara and is classified within other branch assets held for sale. See Note 3, “Branch Assets and Liabilities Held for Sale,” for further discussion.

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

HSBC USA Inc.

In the tables that follow below, the fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which approximates fair value.

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

The changes in fair value of a derivative designated in a qualifying fair value hedge, along with the effective portion of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. We recognized net losses of $30 million and $20 million during the three and six months ended June 30, 2012, respectively, compared to net losses of $11 million and $1 million during the three and six months ended June 30, 2011, respectively, which are reported in other income in the consolidated statement of income which represents the ineffective portion of all fair value hedges. The interest accrual related to the derivative contract is recognized in interest income.

The changes in fair value of the hedged item designated in a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). If the hedging relationship is terminated and the hedged item continues to exist, the basis adjustment is amortized over the remaining life of the hedged item. We recorded basis adjustments for active fair value hedges which decreased the carrying amount of our debt by $1 million and $6 million during the three and six months ended June 30, 2012, respectively. We amortized $3 million and $6 million of basis adjustments related to terminated and/or re-designated fair value hedge relationships during the three and six months ended June 30, 2012, respectively, compared to $5 million and $28 million during the three and six months ended June 30, 2011, respectively. The total accumulated unamortized basis adjustment amounted to an increase in the carrying amount of our debt of $52 million and $53 million as of June 30, 2012 and December 31, 2011, respectively. Basis adjustments for active fair value hedges of available-for-sale securities decreased the carrying amount of the securities by $481 million and $187 million during the three and six months ended June 30, 2012, respectively, compared to an increase in carrying amount of $163 million and $128 million during the three and six months ended June 30, 2011, respectively. Total accumulated unamortized basis adjustments for active fair value hedges of available-for-sale securities amounted to an increase in carrying amount of $940 million and $1.1 billion as of June 30, 2012 and December 31, 2011, respectively.

The following table presents the fair value of derivative instruments that are designated and qualifying as fair value hedges and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet Location	Fair Value as of		Balance Sheet Location	Fair Value as of
		June 30, 2012	December 31, 2011		June 30, 2012	December 31, 2011
(in millions)
Interest rate contracts	Other assets	$5	$4	Interest, taxes and other liabilities	$983	$1,134

(1)

The derivative asset and derivative liabilities presented above may be eligible for netting. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents the gains and losses on derivative instruments designated and qualifying as hedging instruments in fair value hedges and their locations on the consolidated statement of income.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
	(in millions)
Interest rate contracts	Other income	$(581)	$(369)	$(279)	$(324)
Interest rate contracts	Interest income	(52)	(7)	(111)	(9)

Total		$(633)	$(376)	$(390)	$(333)

The following table presents information on gains and losses on the hedged items in fair value hedges and their location on the consolidated statement of income.

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Items		Gain (Loss) on Derivative		Gain (Loss) on Hedged Items
	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income	Interest Income (Expense)	Other Income
	2012				2011
	(in millions)
Three Months Ended June 30,
Interest rate contracts/AFS securities	$(39)	$(582)	$162	$552	$(13)	$(370)	$187	$367
Interest rate contracts/commercial loans	-	-	-	-	(6)	-	-	(1)
Interest rate contracts/subordinated debt	(13)	1	(15)	(1)	12	1	(20)	(8)

Total	$(52)	$(581)	$147	$551	$(7)	$(369)	$167	$358

Six Months Ended June 30,
Interest rate contracts/AFS securities	$(84)	$(285)	$341	$265	$(22)	$(318)	$319	$320
Interest rate contracts/commercial loans	-	-	-	-	(11)	1	-	(2)
Interest rate contracts/subordinated debt	(27)	6	(30)	(6)	24	(7)	(38)	5

Total	$(111)	$(279)	$311	$259	$(9)	$(324)	$281	$323

Cash Flow Hedges  We own or issue floating rate financial instruments and enter into forecasted transactions that give rise to cash flow risk exposure. As a part of our risk management strategy, we use interest rate swaps, currency swaps and futures contracts to mitigate risk associated with variability in the cash flows. We also hedge the variability in interest cash flows arising from on-line savings deposits and certain commercial loans.

Changes in fair value associated with the effective portion of a derivative instrument designated as a qualifying cash flow hedge are recognized initially in other comprehensive income (loss). When the cash flows for which the derivative is hedging occur and are recorded in income or expense, the associated gain or loss from the hedging derivative previously recorded in accumulated other comprehensive income (loss) is recognized in earnings. If a cash flow hedge of a forecasted transaction is de-designated because it is no longer highly effective, or if the hedge relationship is terminated, the cumulative gain or loss on the hedging derivative to that date will

HSBC USA Inc.

continue to be reported in accumulated other comprehensive income (loss) unless it is probable the hedged forecasted transaction will not occur by the end of the of the specified periods forecasted at inception, at which time the cumulative gain or loss is released into earnings. As of June 30, 2012 and December 31, 2011, active cash flow hedge relationships extend or mature through July 2036. During the three and six months ended June 30, 2012, $4 million and $8 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). During the next twelve months, we expect to amortize $15 million of remaining losses to earnings resulting from these terminated and/or re-designated cash flow hedges. During the three and six months ended June 30, 2011, $2 million and $5 million, respectively, of losses related to terminated and/or re-designated cash flow hedge relationships were amortized to earnings from accumulated other comprehensive income (loss). The interest accrual related to the derivative contract is recognized in interest income.

The following table presents the fair value of derivative instruments that are designated and qualifying as cash flow hedges and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
	Balance Sheet Location	Fair Value as of		Balance Sheet Location	Fair Value as of
		June 30, 2012	December 31, 2011		June 30, 2012	December 31, 2011
(in millions)
Interest rate contracts	Other assets	$40	$29	Interest, taxes & other liabilities	$261	$248

(1)

The derivative assets and derivative liabilities presented above may be eligible for netting. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

The following table presents information on gains and losses on derivative instruments designated and qualifying as hedging instruments in cash flow hedges (including amounts recognized in AOCI from all terminated cash flow hedges) and their locations on the consolidated statement of income.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective	Loss Reclassified From AOCI into Income (Effective Portion)		Location of Loss Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from	Loss Recognized in Income on the Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	Portion)	2012	2011	Effectiveness Testing)	2012	2011
	(in millions)
Three Months Ended June 30,
Interest rate contracts	$(68)	$(40)	Other income	$(4)	$(2)	Other income	$-	$-
Six Months Ended June 30,
Interest rate contracts	$(10)	$(48)	Other income	$(8)	$(5)	Other income	$-	$-

HSBC USA Inc.

Trading and Other Derivatives  In addition to risk management, we enter into derivative instruments for trading and market making purposes, to repackage risks and structure trades to facilitate clients’ needs for various risk taking and risk modification purposes. We manage our risk exposure by entering into offsetting derivatives with other financial institutions to mitigate the market risks, in part or in full, arising from our trading activities with our clients. In addition, we also enter into buy protection credit derivatives with other market participants to manage our counterparty credit risk exposure. Where we enter into derivatives for trading purposes, realized and unrealized gains and losses are recognized in trading revenue or residential mortgage banking revenue. Credit losses arising from counterparty risk on over-the-counter derivative instruments and offsetting buy protection credit derivative positions are recognized as an adjustment to the fair value of the derivatives and are recorded in trading revenue.

Derivative instruments designated as economic hedges that do not qualify for hedge accounting are recorded at fair value through profit and loss. Realized and unrealized gains and losses are recognized in other income or residential mortgage banking revenue while the derivative asset or liability positions are reflected as other assets or other liabilities. As of June 30, 2012, we have entered into credit default swaps which are designated as economic hedges against the credit risks within our loan portfolio. In the event of an impairment loss occurring in a loan that is economically hedged, the impairment loss is recognized as provision for credit losses while the gain on the credit default swap is recorded as other income (loss). In addition, we also from time to time have designated certain forward purchase or sale of to-be-announced (“TBA”) securities to economically hedge mortgage servicing rights. Changes in the fair value of TBA positions, which are considered derivatives, are recorded in residential mortgage banking revenue.

The following table presents the fair value of derivative instruments held for trading purposes and their location on the consolidated balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
	(in millions)
Interest rate contracts	Trading assets	$70,557	$60,719	Trading liabilities	$70,631	$61,280
Foreign exchange contracts	Trading assets	15,305	15,654	Trading liabilities	14,584	15,413
Equity contracts	Trading assets	847	1,165	Trading liabilities	844	1,164
Precious Metals contracts	Trading assets	965	1,842	Trading liabilities	847	1,248
Credit contracts	Trading assets	10,739	14,388	Trading liabilities	10,948	14,285
Other	Trading assets	1	-	Trading liabilities	5	-

Total		$98,414	$93,768		$97,859	$93,390

(1)

The derivative assets and derivative liabilities presented above may be eligible for netting. Balance sheet categories in the above table represent the location of the assets and liabilities absent the netting of the balances.

HSBC USA Inc.

The following table presents the fair value of derivative instruments held for other purposes and their location on the balance sheet.

	Derivative Assets(1)			Derivative Liabilities(1)
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
	(in millions)
Interest rate contracts	Other assets	$1,009	$957	Interest, taxes and other liabilities	$119	$106
Foreign exchange contracts	Other assets	21	11	Interest, taxes and other liabilities	22	13
Equity contracts	Other assets	369	51	Interest, taxes and other liabilities	218	87
Credit contracts	Other assets	1	2	Interest, taxes and other liabilities	6	8

Total		$1,400	$1,021		$365	$214

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
	(in millions)
Interest rate contracts	Trading revenue	$(21)	$(171)	$(11)	$(115)
Interest rate contracts	Residential mortgage banking revenue	38	32	21	(2)
Foreign exchange contracts	Trading revenue	246	203	645	249
Equity contracts	Trading revenue	42	2	60	3
Precious Metals contracts	Trading revenue	16	(47)	52	51
Credit contracts	Trading revenue	(450)	102	(1,668)	90
Other	Trading revenue	19	(17)	27	(4)

Total		$(110)	$104	$(874)	$272

HSBC USA Inc.

The following table presents information on gains and losses on derivative instruments held for other purposes and their locations on the statement of income.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
	(in millions)
Interest rate contracts	Other income	$195	$146	$105	$135
Interest rate contracts	Residential mortgage banking revenue	(2)	1	5	(11)
Foreign exchange contracts	Other income	36	6	50	(1)
Equity contracts	Other income	(118)	89	246	192
Credit contracts	Other income	(1)	(1)	(3)	(3)

Total		$110	$241	$403	$312

Credit-Risk Related Contingent Features  We enter into total return swap, interest rate swap, cross-currency swap and credit default swap contracts, amongst others which contain provisions that require us to maintain a specific credit rating from each of the major credit rating agencies. Sometimes the derivative instrument transactions are a part of broader structured product transactions. If HSBC Bank USA’s credit ratings were to fall below the current ratings, the counterparties to our derivative instruments could demand additional collateral to be posted with them. The amount of additional collateral required to be posted will depend on whether HSBC Bank USA is downgraded by one or more notches as well as whether the downgrade is in relation to long-term or short-term ratings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of June 30, 2012, is $11.0 billion for which we have posted collateral of $11.0 billion. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position as of December 31, 2011, is $10.3 billion for which we have posted collateral of $8.5 billion. Substantially all of the collateral posted is in the form of cash which is reflected in either interest bearing deposits with banks or other assets. See Note 20, “Guarantee Arrangements and Pledged Assets” for further details.

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

Moody’s	Long-Term Ratings
Short-Term Ratings	Aa3	A1	A2
	(in millions)
P-1	$-	$59	$261
P-2	2	6	261

S&P	Long-Term Ratings
Short-Term Ratings	AA-	A+	A
	(in millions)
A-1+	$-	$-	$53
A-1	48	101	303

HSBC USA Inc.

We would be required to post $54 million of additional collateral on total return swaps and certain other transactions if HSBC Bank USA is downgraded by S&P and Moody’s by two notches on our long term rating accompanied by one notch downgrade in our short term rating.

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts.

	June 30, 2012	December 31, 2011
	(in billions)
Interest rate:
Futures and forwards	$271.6	$320.3
Swaps	2,580.1	2,325.1
Options written	81.4	69.9
Options purchased	81.2	67.3

	3,014.3	2,782.6

Foreign Exchange:
Swaps, futures and forwards	791.2	725.0
Options written	42.5	39.7
Options purchased	43.9	40.4
Spot	84.0	60.1

	961.6	865.2

Commodities, equities and precious metals:
Swaps, futures and forwards	47.2	50.2
Options written	7.0	8.2
Options purchased	17.9	17.1

	72.1	75.5

Credit derivatives	571.0	657.3

Total	$4,619.0	$4,380.6

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

Loans  We elected to apply FVO to all commercial leveraged acquisition finance loans held for sale and related unfunded commitments. The election allows us to account for these loans and commitments at fair value which is consistent with the manner in which the instruments are managed. As of June 30, 2012, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $411 million carried at fair value had an aggregate unpaid principal balance of $448 million. As of December 31, 2011, commercial leveraged acquisition finance loans held for sale and related unfunded commitments of $377 million carried at fair value had an aggregate unpaid principal balance of $448 million.

HSBC USA Inc.

These loans are included in loans held for sale in the consolidated balance sheet. Interest from these loans is recorded as interest income in the consolidated statement of income. Because a substantial majority of the loans elected for the fair value option are floating rate assets, changes in their fair value are primarily attributable to changes in loan-specific credit risk factors. The components of gain (loss) related to loans designated at fair value are summarized in the table below. As of June 30, 2012 and December 31, 2011, no loans for which the fair value option has been elected are 90 days or more past due or on nonaccrual status.

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

Fixed-rate debt accounted for under FVO at June 30, 2012 carried at a fair value of $1.8 billion and had an aggregate unpaid principal balance of $1.8 billion. Fixed-rate debt accounted for under FVO at December 31, 2011 carried at a fair value of $1.7 billion and had an aggregate unpaid principal balance of $1.8 billion. Interest on the fixed-rate debt accounted for under FVO is recorded as interest expense in the consolidated statement of income. The components of gain (loss) related to long-term debt designated at fair value are summarized in the table below.

Hybrid Instruments  We elected to apply fair value option accounting principles to all of our hybrid instruments, inclusive of structured notes and structured deposits, issued after January 1, 2006. As of June 30, 2012, interest bearing deposits in domestic offices included $9.9 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $9.7 billion. As of December 31, 2011, interest bearing deposits in domestic offices included $9.8 billion of structured deposits accounted for under FVO which had an unpaid principal balance of $9.6 billion. Long-term debt at June 30, 2012 included structured notes of $5.0 billion accounted for under FVO which had an unpaid principal balance of $4.9 billion. Long-term debt at December 31, 2011 included structured notes of $3.4 billion accounted for under FVO which had an unpaid principal balance of $3.5 billion. Interest on this debt is recorded as interest expense in the consolidated statement of income. We enter into derivative contracts to offset our exposure to interest rate risk on these instruments. The components of gain (loss) related to hybrid instruments designated at fair value which reflect the instruments described above are summarized in the table below.

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

	Three Months Ended June 30,
	2012				2011
	Loans	Long- Term Debt	Hybrid Instruments	Total	Loans	Long- Term Debt	Hybrid Instruments	Total
	(in millions)
Interest rate component	$-	$(123)	$74	$(49)	$(1)	$(52)	$(192)	$(245)
Credit risk component	2	131	(56)	77	(15)	36	23	44

Total mark-to-market on financial instruments designated at fair value	2	8	18	28	(16)	(16)	(169)	(201)
Net realized gains on the financial instrument	-	-	-	-	(2)	-	-	(2)
Mark-to-market on the related derivatives	-	142	(44)	98	(1)	55	174	228
Net realized gain (losses) on the related derivatives	-	15	-	15	-	15	-	15

Gain (loss) on instruments designated at fair value and related derivatives	$2	$165	$(26)	$141	$(19)	$54	$5	$40

	Six Months Ended June 30,
	2012				2011
	Loans	Long- Term Debt	Hybrid Instruments	Total	Loans	Long- Term Debt	Hybrid Instruments	Total
	(in millions)
Interest rate component	$1	$(40)	$(355)	$(394)	$(2)	$(16)	$(311)	$(329)
Credit risk component	34	(90)	(23)	(79)	16	7	38	61

Total mark-to-market on financial instruments designated at fair value	35	(130)	(378)	(473)	14	(9)	(273)	(268)
Net realized gains on the financial instrument	(1)	-	-	(1)	2	-	-	2
Mark-to-market on the related derivatives	-	27	345	372	(1)	16	280	295
Net realized gain (losses) on the related long-term debt derivatives	-	31	-	31	-	32	-	32

Gain (loss) on instruments designated at fair value and related derivatives	$34	$(72)	$(33)	$(71)	$15	$39	$7	$61

HSBC USA Inc.

13.    Income Taxes

The following table presents our effective tax rates.

	2012		2011
	(dollars are in millions)
Three Months Ended June 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	$(84)	(35.0)%	$32	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	16	6.5	16	17.8
Adjustment of tax rate used to value deferred taxes	-	-	(8)	(8.9)
Valuation allowance on deferred tax assets	-	-	(8)	(8.9)
Non-deductible expense accrual related to certain regulatory matters	245	102.0	-	-
Non-deductible goodwill related to sale of branches	106	44.3	-	-
Accrual of tax reserves	21	8.7	-	-
Tax exempt interest income	(3)	(1.2)	(2)	(2.2)
Low income housing and other tax credits	(25)	(10.3)	(21)	(23.3)
Impact of foreign operations	29	11.9	7	7.8
Uncertain tax provision	49	20.6	127	141.1
Other	(3)	(1.3)	(9)	(9.5)

Effective tax rate	$351	146.2%	$134	148.9%

Six Months Ended June 30,
Tax expense (benefit) at the U.S. federal statutory income tax rate	$(50)	(35.0)%	$134	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of federal benefit	22	15.2	37	9.7
Adjustment of tax rate used to value deferred taxes	(10)	(7.2)	18	4.7
Valuation allowance on deferred tax assets	-	-	(143)	(37.4)
Non-deductible expense accrual related to certain regulatory matters	245	171.3	-	-
Non-deductible goodwill related to sale of branches	106	74.3	-	-
Accrual of tax reserves	21	14.7	-	-
Tax exempt interest income	(5)	(3.4)	(5)	(1.3)
Low income housing and other tax credits	(57)	(39.7)	(42)	(11.0)
Impact of foreign operations	36	24.8	8	2.1
Uncertain tax provision	65	45.7	127	33.2
Other	(4)	(2.8)	(13)	(3.3)

Effective tax rate	$369	257.9%	$121	31.7%

The effective tax rate for the three and six months ended June 30, 2012 reflects non-deductible goodwill related to the branches sold to First Niagara, a non-deductible expense accrual related to certain regulatory matters, the establishment of a tax reserve against the current liability account, foreign tax expense, an increase in the state uncertain tax reserve accrual, the utilization of low income housing credits and the impact of state taxes. The effective tax rate for the six months ended June 30, 2012 also reflects the effect of a change in state rates used to value deferred taxes. The effective tax rate for the three and six months ended June 30, 2011 primarily reflects an adjustment in uncertain tax positions, the utilization of low income housing tax credits, a change in state tax rates used to value deferred taxes, the impact of state taxes and the release of valuation allowance previously established on foreign tax credits.

HSBC North America Consolidated Income Taxes  We are included in HSBC North America’s consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (the “HNAH Group”) included in the

HSBC USA Inc.

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

During the first quarter of 2011, the HNAH Group identified an additional tax planning strategy that provided support for the realization of the deferred tax assets recorded for its foreign tax credits and certain state related deferred tax assets. The use of foreign tax credits is limited by the HNAH Group’s U.S. tax liability and the availability of foreign source income. The tax planning strategy included the purchase of foreign bonds and REMIC residual interests. These purchases are expected to generate sufficient foreign source taxable income to allow for the utilization of the foreign tax credits before the credits expire unused and recognition of certain state deferred tax assets.

HSBC USA Inc.

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

HSBC USA Inc. Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our net deferred tax assets, including both deferred tax liabilities and valuation allowances, totaled $1.1 billion and $0.9 billion as of June 30, 2012 and December 31, 2011, respectively.

During the second quarter of 2011, we reached a pending resolution of an issue with the Internal Revenue Service (“IRS”) Appeals Office covering the tax periods 2004 and 2005. The settlement agreement with the IRS is currently under Joint Committee on Taxation review. We anticipate finalizing the resolution of this matter within the next twelve months. There is no resulting impact to our uncertain tax reserves.

The IRS began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion in 2012. The IRS began their examination of 2008 and 2009 during the third quarter of 2011, with an anticipated completion in 2013.

We remain subject to state and local income tax examinations for years 2004 and forward. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision. As a result of a 2011 state court decision related to a state tax uncertainty, we no longer believe that we can uphold the more likely than not conclusion taken on one of these uncertain tax positions. Therefore, tax reserves of approximately $302 million and related accrued interest expense of $125 million were recorded through the second quarter of 2012 to recognize the estimated tax exposure on this matter.

It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $339 million and $276 million at June 30, 2012 and December 31, 2011.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $140 million and $130 million at June 30, 2012 and December 31, 2011.

HSBC USA Inc.

14.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following tables present changes in accumulated other comprehensive loss balances.

Three Months Ended June 30,	2012	2011
	(in millions)
Unrealized gains on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$756	$(51)
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $203 million and $198 million, respectively	286	297
Reclassification adjustment for gains realized in net income, net of tax of $(27) million and $(5) million, respectively	(38)	(7)

Total other comprehensive income for period	248	290

Balance at end of period	1,004	239

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	-	-

Balance at end of period	-	-

Unrealized gains (losses) on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	-	-

Balance at end of period	-	-

Unrealized losses on derivatives classified as cash flow hedges:
Balance at beginning of period	(192)	(90)
Other comprehensive loss for period:
Net losses arising during period, net of tax of $(29) million and $(25) million, respectively	(39)	(15)
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $1 million, respectively	2	1

Total other comprehensive (loss) for period	(37)	(14)

Balance at end of period	(229)	(104)

Pension and postretirement benefit liability:
Balance at beginning of period	(11)	(8)
Other comprehensive income (loss) for period:
Change in unfunded pension postretirement liability, net of tax of less than $1 million in 2012 and 2011	-	1
Amortization of prior service cost and transition obligation included in net income, net of tax of less than $1 million in 2012 and 2011	-	-

Total other comprehensive income for period	-	1

Balance at end of period	(11)	(7)

Total accumulated other comprehensive income at end of period	$764	$128

HSBC USA Inc.

Six Months Ended June 30,	2012	2011
	(in millions)
Unrealized gains on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$883	$97
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $127 million and $132 million, respectively	177	175
Reclassification adjustment for gains realized in net income, net of tax of $(39) million and $(23) million, respectively	(56)	(33)

Total other comprehensive income for period	121	142

Balance at end of period	1,004	239

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	-	(1)
Other comprehensive income for period:
Reclassification adjustment for losses realized in net income, net of tax of less than $1 million	-	1

Total other comprehensive income (loss) for period	-	1

Balance at end of period	-	-

Unrealized gains (losses) on other-than-temporarily impaired debt securities held-to-maturity:
Balance at beginning of period	-	(153)
Other comprehensive income for period:
Net unrealized other-than-temporary impairment arising during period	-	11
Adjustment to reverse other-than-temporary impairment due to deconsolidation of VIE	-	142

Total other comprehensive income for period	-	153

Balance at end of period	-	-

Unrealized losses on derivatives classified as cash flow hedges:
Balance at beginning of period	(229)	(87)
Other comprehensive loss for period:
Net losses arising during period, net of tax of $(5) million and $(28) million, respectively	(5)	(20)
Reclassification adjustment for losses realized in net income, net of tax of $3 million and $2 million, respectively	5	3

Total other comprehensive income (loss) for period	-	(17)

Balance at end of period	(229)	(104)

Pension and postretirement benefit liability:
Balance at beginning of period	(12)	(9)
Other comprehensive income for period:
Change in unfunded pension postretirement liability, net of tax of less than $1 million in 2012 and 2011	1	2
Amortization of prior service cost and transition obligation included in net income, net of tax of less than $1 million in 2012 and 2011	-	-

Total other comprehensive income for period	1	2

Balance at end of period	(11)	(7)

Total accumulated other comprehensive income at end of period	$764	$128

HSBC USA Inc.

15.    Pensions and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the “HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC USA Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost – benefits earned during the period	$4	$4	$7	$8
Interest cost on projected benefit obligation	18	19	35	37
Expected return on assets	(23)	(21)	(44)	(41)
Recognized losses	8	8	19	18
Amortization of prior service cost	(2)	(1)	(3)	(2)

Net periodic pension cost	$5	$9	$14	$20

Pension expense declined in 2012 due to higher expected returns on plan assets driven by higher asset levels, including additional contributions to the Plan during 2012 and 2011, as well as lower service cost and interest cost as a result of a decrease in the number of active participants in the Plan.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Interest cost	$1	$1	$2	$2
Amortization of transition obligation	-	-	1	1

Net periodic postretirement benefit cost	$1	$1	$3	$3

HSBC USA Inc.

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

	June 30, 2012	December 31, 2011
	(in millions)
Assets:
Cash and due from banks	$212	$263
Interest bearing deposits with banks	1,141	1,416
Federal funds sold and securities purchased under resale agreements	189	228
Trading assets(1)	22,605	22,367
Loans	2,057	858
Other	907	248

Total assets	$27,111	$25,380

Liabilities:
Deposits	$14,959	$18,153
Trading liabilities(1)	25,071	25,298
Short-term borrowings	3,142	2,916
Long-term debt	3,989	3,988
Other	589	451

Total liabilities	$47,750	$50,806

(1)	Trading assets and liabilities exclude the impact of netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Income/(Expense):
Interest income	$14	$17	$27	$30
Interest expense	(23)	(21)	(47)	(34)

Net interest expense	$(9)	$(4)	$(20)	$(4)

Servicing and other fees with HSBC affiliates:
Fees and commissions:
HSBC Finance	$1	$2	$2	$4
HSBC Markets (USA) Inc. (“HMUS”)	5	8	10	11
Other HSBC affiliates	14	20	42	39
Other HSBC affiliates income	26	26	48	48

Total affiliate income	$46	$56	$102	$102

Residential mortgage banking revenue	$1	$2	$3	$4

Support services from HSBC affiliates:
HSBC Finance	$7	$10	$17	$19
HMUS	74	74	146	122
HSBC Technology & Services (USA) Inc. (“HTSU”)	240	240	474	446
Other HSBC affiliates	49	40	101	93

Total support services from HSBC affiliates	$370	$364	$738	$680

Stock based compensation expense with HSBC	$8	$15	$20	$24

Transactions Conducted with HSBC Finance Corporation

•

In July 2004, we sold the account relationships associated with $970 million of credit card receivables to HSBC Finance and on a daily basis through March 2012, we purchased new receivable originations on these credit card accounts. As discussed in Note 9, “Intangible Assets,” on March 29, 2012 we re-purchased these account relationships from HSBC Finance for $108 million. As a result, we no longer purchase new originations on these credit card accounts from HSBC Finance. We purchased $0.5 billion of credit card receivables from HSBC Finance during the six months ended June 30, 2012, compared to purchases of credit card receivables of $.6 billion and $1.1 billion, respectively, during the three and six months ended June 30, 2011. HSBC Finance continued to service these loans for us for a fee through April 30, 2012. Effective with the close of the sale of our General Motors and Union Plus credit card receivables and our private label credit card and closed-end receivables on May 1, 2012, these loans are now serviced by Capital One for a fee. Premiums paid are amortized to interest income over the estimated life of the receivables purchased. At December 31, 2011, HSBC Finance was servicing credit card receivables on our behalf of $1.2 billion. We paid HSBC Finance fees for servicing these loans of $2 million and $7 million during the three and six months ended June 30, 2012, respectively, compared to $4 million and $8 million during the year-ago periods.

•

In 2003 and 2004, we purchased approximately $3.7 billion of residential mortgage loans from HSBC Finance. HSBC Finance continues to service these loans for us for a fee. At both June 30, 2012 and December 31, 2011, HSBC Finance was servicing $1.3 billion of residential mortgage loans for us. We paid HSBC Finance fees for servicing these loans of $1 million and $2 million during the three and six months ended June 30, 2012, respectively, compared to $1 million and $2 million during the year-ago periods.

•

In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our

HSBC USA Inc.

mortgage customers were now being performed by HSBC Finance for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. During the three and six months ended June 30, 2012 we paid $1 million and $3 million, respectively, for services we received from HSBC Finance and received $1 million and $3 million, respectively, for services we provided to HSBC Finance. During the three and six months ended June 30, 2011 we paid $1 million and $3 million, respectively, for services we received from HSBC Finance and received $2 million and $4 million, respectively, for services we provided to HSBC Finance.

•

In July 2010, certain employees in the real estate receivable default servicing department of HSBC Finance were transferred to the mortgage loan servicing department of a subsidiary of HSBC Bank USA and subsequently to HSBC Bank USA. These employees continue to service defaulted real estate secured receivables for HSBC Finance and we receive a fee for providing these services. During the three and six months ended June 30, 2012 we received servicing revenue from HSBC Finance of $14 million and $28 million, respectively, compared to $15 million and $32 million during the year-ago periods.

•

We extended a secured $1.5 billion uncommitted 364 day credit facility to certain subsidiaries of HSBC Finance in December 2009. This facility was renewed for an additional 364 days in November 2011. There were no balances outstanding at June 30, 2012 and December 31, 2011.

•

During the fourth quarter of 2011, we extended an unsecured $3.0 billion 364-day uncommitted revolving credit facility to HSBC Finance which allowed for borrowings with maturities of up to 15 years. During the second quarter of 2012, an amendment was executed to increase this uncommitted revolving credit agreement to $4.0 billion. As of June 30, 2012 and December 31, 2011, there were no amounts outstanding under this loan agreement.

•	In May 2012, we extended a $2.0 billion 364-day committed revolving credit facility to HSBC Finance. There were no balances outstanding at June 30, 2012.

HSBC USA Inc.

Transactions Conducted with HSBC Finance Corporation Involving Discontinued Operations

•

As it relates to our discontinued credit card and private label operations, in January 2009, we purchased the GM and UP Portfolios from HSBC Finance, with an outstanding principal balance of $12.4 billion at the time of sale, at a total net premium of $113 million. Additionally, in December 2004, we purchased the private label credit card receivable portfolio as well as private label commercial and closed end loans from HSBC Finance. HSBC Finance retained the customer account relationships for both the GM and UP receivables and the private label credit card receivables and by agreement prior to these loans being sold to Capital One on May 1, 2012, we purchased on a daily basis substantially all new originations from these account relationships from HSBC Finance. Premiums paid for these receivables were amortized to interest income over the estimated life of the receivables purchased and are included as a component of Income from discontinued operations. HSBC Finance continued to service these credit card loans for us for a fee. Information regarding these loans is summarized in the table below.

	Private Label		Credit Card
	Cards	Commercial and Closed End Loans(1)	General Motors	Union Privilege	Other	Total
	(in billions)
Loans serviced by HSBC Finance:
June 30, 2012	$-	$-	$-	$-	$-	$-
December 31, 2011	12.5	.3	4.1	3.5	.8	21.2
Total loans purchased on a daily basis from HSBC Finance during:
Three months ended June 30, 2012	1.1	-	.9	.3	.2	2.5
Three months ended June 30, 2011	3.6	-	3.3	.8	.4	8.1
Six months ended June 30, 2012	4.4	-	3.9	1.0	.6	9.9
Six months ended June 30, 2011	6.8	-	6.4	1.5	.8	15.5

(1)	Private label commercial loans were previously included in other commercial loans and private label closed end loans were included in other consumer loans in Note 6, “Loans”.

Fees paid for servicing these loan portfolios, which are included as a component of Income from discontinued operations, totaled $48 million and $199 million during the three and six months ended June 30, 2012, respectively, compared to $151 million and $297 million during the three and six months ended June 30, 2011, respectively.

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

•

Certain of our consolidated subsidiaries have revolving lines of credit totaling $1.0 billion with HSBC Finance. There were no balances outstanding under any of these lines of credit at December 31, 2011. This credit facility was terminated in May 2012.

HSBC USA Inc.

•

We extended a $1.0 billion committed unsecured 364 day credit facility to HSBC Bank Nevada, a subsidiary of HSBC Finance, in December 2009. This facility was renewed for an additional 364 days in November 2011. There were no balances outstanding at December 31, 2011. This credit facility was terminated in May 2012.

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

•

We have extended loans and lines, some of them uncommitted, to HMUS and its subsidiaries in the amount of $2.8 billion at June 30, 2012 and December 31, 2011. At June 30, 2012 and December 31, 2011, $317 million and $229 million, respectively, was outstanding on these loans and lines. Interest income on these loans and lines totaled $1 million and $2 million during the three and six months ended June 30, 2012, respectively, compared to $2 million and $4 million during the three and six months ended June 30, 2011, respectively.

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

•

HNAH extended a $1.0 billion senior note to us in August 2009. This is a five year floating rate note which matures on August 2014. In addition, in April 2011, we issued senior notes in the amount of $3.0 billion to HNAH. These notes mature in three equal installments of $1.0 billion in April 2013, 2015 and 2016. The notes bear interest at 90 day USD Libor plus a spread, with each maturity at a different spread. Interest expense on these notes totaled $17 million and $33 million during the three and six months ended June 30, 2012, respectively, compared to $13 million and $17 million during the three and six months ended June 30, 2011, respectively.

•

In addition to purchases of U.S. Treasury and U.S. Government Agency securities, we have periodically purchased both foreign-denominated and USD denominated marketable securities from certain affiliates including HSI, HSBC Asia-Pacific, HSBC Mexico, HSBC London, HSBC Brazil, HSBC Chile and HSBC Canada. Marketable securities outstanding from these purchases are reflected in trading assets and totaled $1.3 billion and $8.5 billion at June 30, 2012 and December 31, 2011, respectively.

•

We have also entered into credit derivatives transactions, primarily in the form of credit default swaps, with certain affiliates. The notional value of these derivative contracts was $48.0 billion and $45.1 billion at June 30, 2012 and December 31, 2011, respectively. The net credit exposure (defined as the recorded fair value of the derivative liability) related to the contracts was $1.6 billion and $1.0 billion at June 30, 2012 and December 31, 2011, respectively.

•	We have a committed unused line of credit with HSBC France of $2.5 billion at both June 30, 2012 and December 31, 2011. The facility is being terminated effective July 30, 2012.

HSBC USA Inc.

•	We have an uncommitted unused line of credit with HSBC North America Inc. (“HNAI”) of $150 million at both June 30, 2012 and December 31, 2011.

•

We have extended loans and lines of credit to various other HSBC affiliates totaling $460 million at June 30, 2012 and December 31, 2011. At June 30, 2012 and December 31, 2011, there were no amounts outstanding under these loans or lines of credit. There is no interest income on these lines during the three and six months ended June 30, 2012 and 2011, respectively.

•

Historically, we have provided support to several HSBC affiliate sponsored asset-backed commercial paper (“ABCP”) conduits by purchasing A-1/P-1 rated commercial paper issued by them. No such commercial paper was held at June 30, 2012 and December 31, 2011.

•

We routinely enter into derivative transactions with HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues and derivative contracts with unaffiliated third parties. The notional value of derivative contracts related to these contracts was approximately $960.3 billion and $887.1 billion at June 30, 2012 and December 31, 2011, respectively. The net credit exposure (defined as the recorded fair value of derivative receivables) related to the contracts was approximately $22.6 billion and $22.4 billion at June 30, 2012 and December 31, 2011, respectively. Our Global Banking and Markets business accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

•

HSBC North America’s technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services are centralized within HTSU. Technology related assets and software purchased are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities. The fees we pay to HTSU for centralized support services and processing activities are included in Support services from HSBC affiliates in the consolidated statement of income.

•

Our domestic employees participate in a defined benefit pension plan sponsored by HSBC North America. Additional information regarding pensions is provided in Note 15, “Pension and Other Postretirement Benefits”.

•

Employees participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans on a pre-tax basis was $8 million and $20 million during the three and six months ended June 30, 2012, respectively, compared to $15 million and $24 million during the three and six months ended June 30, 2011, respectively.

•

We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas customer service, systems, collection and accounting functions. The expenses related to these services of $6 million and $13 million during the three and six months ended June 30, 2012, respectively, compared to $7 million and $13 million in the year-ago periods. These amounts are included as a component of Support services from HSBC affiliates in the table above. Billing for these services was processed by HTSU.

•	We did not pay any dividends to our immediate parent, HNAI, on our common stock during the six months ended June 30, 2012 and 2011.

HSBC USA Inc.

17.    Regulatory Capital

Capital amounts and ratios of HSBC USA Inc. and HSBC Bank USA, calculated in accordance with current banking regulations, are summarized in the following table.

	June 30, 2012				December 31, 2011
	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio	Capital Amount	Well-Capitalized Minimum Ratio(1)		Actual Ratio
	(dollars are in millions)
Total capital ratio:
HSBC USA Inc.	$20,964	10.00%		20.61%	$21,908	10.00%		18.39%
HSBC Bank USA	21,579	10.00		21.75	22,390	10.00		18.86
Tier 1 capital ratio:
HSBC USA Inc.	14,588	6.00		14.34	15,179	6.00		12.74
HSBC Bank USA	15,511	6.00		15.64	15,996	6.00		13.48
Tier 1 common ratio:
HSBC USA Inc.	12,181	5.00	(2)	11.97	12,773	5.00	(2)	10.72
HSBC Bank USA	15,511	5.00		15.64	15,996	5.00		13.48
Tier 1 leverage ratio:
HSBC USA Inc.	14,588	3.00	(3)	7.45	15,179	3.00	(3)	7.43
HSBC Bank USA	15,511	5.00		8.04	15,996	5.00		7.98
Risk weighted assets:
HSBC USA Inc.	101,728				119,099
HSBC Bank USA	99,193				118,688

(1)

HSBC USA Inc and HSBC Bank USA are categorized as “well-capitalized,” as defined by their principal regulators. To be categorized as well-capitalized under regulatory guidelines, a banking institution must have the minimum ratios reflected in the above table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

2)

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

We did not receive any cash capital contributions from our immediate parent, HNAI, during the first six months of 2012. During the six months ended June 30, 2012 we contributed $2 million to our subsidiary, HSBC Bank USA, in part to provide capital support for receivables purchased from our affiliate, HSBC Finance Corporation. See Note 16, “Related Party Transactions,” for additional information.

As part of the regulatory approvals with respect to the aforementioned receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets”, as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than the eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by an insured bank. During 2011, HSBC Bank USA sold low-quality credit card receivables with a net book value of approximately $266 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. Capital ratios and amounts at December 31, 2011 in the table above reflect this reporting. The remaining purchased receivables subject to this requirement have been sold to Capital One as part of the previously discussed sale which was completed on May 1, 2012.

HSBC USA Inc.

Regulatory guidelines impose certain restrictions that may limit the inclusion of deferred tax assets in the computation of regulatory capital. We closely monitor the deferred tax assets for potential limitations or exclusions. At June 30, 2012 and December 31, 2011, deferred tax assets of $959 million and $363 million, respectively, were excluded in the computation of regulatory capital.

18.    Business Segments

We have four distinct segments that we utilize for management reporting and analysis purposes, which are generally based upon customer groupings and global business. Our segment results are reported on a continuing operations basis. There have been no changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2011 Form 10-K.

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

HSBC USA Inc.

Results for each segment on an IFRSs basis, as well as a reconciliation of total results under IFRSs to U.S. GAAP consolidated totals, are as follows:

	IFRS Consolidated Amounts
	RBWM	CMB	GBM	PB	Other	Adjustments/ Reconciling Items	Total	IFRS Adjustments(4)	IFRS Reclassi- fications(5)	U.S. GAAP Consolidated Totals
	(in millions)
Three months ended June 30, 2012:
Net interest income(1)	$197	$156	$167	$47	$(3)	$(1)	$563	$(36)	$8	$535
Other operating income	262	301	165	28	131	1	888	(32)	7	863

Total operating income	459	457	332	75	128	-	1,451	(68)	15	1,398
Loan impairment charges(3)	61	8	23	(3)	-	-	89	7	(7)	89

	398	449	309	78	128	-	1,362	(75)	22	1,309
Operating expenses(2)	321	190	236	63	723	-	1,533	(4)	22	1,551

Profit before income tax expense	$77	$259	$73	$15	$(595)	$-	$(171)	$(71)	$-	$(242)

Balances at end of period:
Total assets	$25,654	$23,221	$219,724	$6,860	$92	$-	$275,551	$(75,139)	$15	$200,427
Total loans, net	16,312	18,080	33,386	5,081	-	-	72,859	(1,995)	(15,419)	55,445
Goodwill	581	357	480	326	-	-	1,744	484	-	2,228
Total deposits	36,770	21,125	42,071	12,727	-	-	112,693	(6,229)	16,763	123,227
Three months ended June 30, 2011:
Net interest income(1)	$249	$172	$130	$44	$(3)	$(7)	$585	$(88)	$46	$543
Other operating income	130	106	272	34	19	7	568	(9)	(27)	532

Total operating income	379	278	402	78	16	-	1,153	(97)	19	1,075
Loan impairment charges(3)	58	42	(10)	(1)	-	-	89	(5)	11	95

	321	236	412	79	16	-	1,064	(92)	8	980
Operating expenses(2)	369	200	239	65	20	-	893	(11)	8	890

Profit before income tax expense	$(48)	$36	$173	$14	$(4)	$-	$171	$(81)	$-	$90

Balances at end of period:
Total assets	$28,416	$19,954	$187,050	$6,282	$92	$-	$241,794	$(62,989)	$(182)	$178,623
Total loans, net	17,397	15,137	23,025	4,343	-	-	59,902	(3,105)	(6,567)	50,230
Goodwill	876	368	480	326	-	-	2,050	576	-	2,626
Total deposits	47,981	24,039	42,416	12,154	-	-	126,590	(3,477)	7,542	130,655
Six months ended June 30, 2012:
Net interest income(1)	$444	$322	$310	$92	$(10)	$(7)	$1,151	$(51)	$22	$1,122
Other operating income	359	405	491	57	(140)	7	1,179	36	15	1,230

Total operating income	803	727	801	149	(150)	-	2,330	(15)	37	2,352
Loan impairment charges(3)	102	(9)	(8)	(5)	-	-	80	4	5	89

	701	736	809	154	(150)	-	2,250	(19)	32	2,263
Operating expenses(2)	642	375	495	121	742	-	2,375	-	32	2,407

Profit before income tax expense	$59	$361	$314	$33	$(892)	$-	$(125)	$(19)	$-	$(144)

Six months ended June 30, 2011:
Net interest income(1)	$497	$347	$262	$90	$(67)	$(15)	$1,114	$(33)	$92	$1,173
Other operating income	189	211	689	70	(17)	15	1,157	24	(58)	1,123

Total operating income	686	558	951	160	(84)	-	2,271	(9)	34	2,296
Loan impairment charges(3)	90	12	(27)	(10)	-	-	65	5	23	93

	596	546	978	170	(84)	-	2,206	(14)	11	2,203
Operating expenses(2)	819	376	465	129	37	-	1,826	(16)	11	1,821

Profit before income tax expense	$(223)	$170	$513	$41	$(121)	$-	$380	$2	$-	$382

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

Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Basis of Reporting,” A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net Interest Income

Effective interest rate – The calculation of effective interest rates under IFRS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or recovered between parties to the contract that are an integral part of the effective interest rate to be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating income for IFRSs.

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

HSBC USA Inc.

For loans transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which is generally later than under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.

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

HSBC USA Inc.

19.    Variable Interest Entities

In the ordinary course of business, we have organized special purpose entities (“SPEs”) primarily to structure financial products to meet our clients’ investment needs and to securitize financial assets held to meet our own funding needs. For disclosure purposes, we aggregate SPEs based on the purpose, risk characteristics and business activities of the SPEs. A SPE can be a variable interest entity (“VIE”), which is an entity that lacks sufficient equity investment at risk to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack either a) direct or indirect ability through voting or similar rights to make decisions about the entity’s activities that have a significant effect on the success of the entity; b) the obligation to absorb the expected losses of the entity, the right to receive the expected residual returns of the entity, or both.

Variable Interest Entities  We consolidate VIEs in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE and therefore are deemed to be the primary beneficiary. We take into account our entire involvement in a VIE (explicit or implicit) in identifying variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be significant where we, among other things, (i) provide liquidity put options or other liquidity facilities to support the VIE’s debt obligations; (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE; (iii) provide a financial guarantee that covers assets held or liabilities issued; (iv) design, organize and structure the transaction; and (v) retain a financial or servicing interest in the VIE.

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

Consolidated VIEs  The following table summarizes assets and liabilities related to our consolidated VIEs as of June 30, 2012 and December 31, 2011 which are consolidated on our balance sheet. Assets and liabilities exclude intercompany balances that eliminate in consolidation:

	June 30, 2012		December 31, 2011
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Low income housing limited liability partnership:
Interest bearing deposits with banks	$110	$-	$108	$-
Other assets	535	-	520	-
Long term debt	-	55	-	55
Other liabilities	-	195	-	166

Total	$645	$250	$628	$221

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

HSBC USA Inc.

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

Unconsolidated VIEs  We also have variable interests with other VIEs that were not consolidated at June 30, 2012 and December 31, 2011 because we were not the primary beneficiary. The following table provides additional information on those unconsolidated VIEs, the variable interests held by us and our maximum exposure to loss arising from our involvements in those VIEs as of June 30, 2012 and December 31, 2011:

	Variable Interests Held Classified as Assets	Variable Interests Held Classified as Liabilities	Total Assets in Unconsolidated VIEs	Maximum Exposure to Loss
	(in millions)
As of June 30, 2012:
Asset-backed commercial paper conduits	$-	$-	$13,939	$1,142
Structured note vehicles	1,533	187	6,878	2,069

Total	$1,533	$187	$20,817	$3,211

As of December 31, 2011:
Asset-backed commercial paper conduits	$-	$-	$14,989	$677
Structured note vehicles	1,392	88	6,605	1,793

Total	$1,392	$88	$21,594	$2,470

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

Each seller of assets to an ABCP conduit typically provides credit enhancements in the form of asset overcollateralization and, therefore, bears the risk of first loss related to the specific assets transferred. We do not transfer our own assets to the conduits. We do not provide the majority of the liquidity facilities to any of these ABCP conduits. We have no ownership interests in, perform no administrative duties for, and do not service any of the assets held by the conduits. We are not the primary beneficiary and do not consolidate any of the ABCP conduits to which we provide liquidity facilities. Credit risk related to the liquidity facilities provided is managed by subjecting these facilities to our normal underwriting and risk management processes. The $1.1 billion

HSBC USA Inc.

maximum exposure to loss presented in the table above represents the maximum amount of loans and asset purchases we could be required to fund under the liquidity facilities. The maximum loss exposure is estimated assuming the facilities are fully drawn and the underlying collateralized assets are in default with zero recovery value.

Structured note vehicles  Our involvement in structured note vehicles includes entering into derivative transactions such as interest rate and currency swaps, and investing in their debt instruments. With respect to several of these VIEs, we hold variable interests in the form of total return swaps entered into in connection with the transfer of certain assets to the VIEs. In these transactions, we transferred financial assets from our trading portfolio to the VIEs and entered into total return swaps under which we receive the total return on the transferred assets and pay a market rate of return. The transfers of assets in these transactions do not qualify as sales under the applicable accounting literature and are accounted for as secured borrowings. Accordingly, the transferred assets continue to be recognized as trading assets on our balance sheet and the funds received are recorded as liabilities in long-term debt. As of June 30, 2012, we recorded approximately $62 million of trading assets and $73 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. As of December 31, 2011, we recorded approximately $73 million of trading assets and $89 million of long-term liabilities on our balance sheet as a result of “failed sale” accounting treatment for certain transfers of financial assets. The financial assets and financial liabilities were not legally ours and we have no control over the financial assets which are restricted solely to satisfy the liability.

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

Consolidated VIEs of Discontinued Credit Card and Private Label Operations  We have historically utilized entities that are structured as trusts to securitize certain private label and other credit card receivables where securitization provides an attractive source of low cost funding. We transferred certain private label and other credit card receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. As our affiliate is the servicer of the assets of these trusts we performed a detailed analysis and determined that we retain the benefits and risks and are the primary beneficiary of the trusts and, as a result, consolidate them. In 2011, in connection with our agreement to sell certain credit card operations to Capital One, all remaining loans in the private label and other credit card receivables VIEs were transferred to a wholly-owned subsidiary of HSBC Bank USA. As of June 30, 2012, the only remaining balances related to these consolidated VIEs which are part of our discontinued credit card operations were $44 million of other assets and $273 million of other liabilities which represent tax related assets and liabilities of these VIEs and are included as a component

HSBC USA Inc.

of assets and liabilities of discontinued operations on our consolidated balance sheet. As of December 31, 2011 the only remaining balance related to these consolidated VIEs which are part of our discontinued credit card operations was $541 million of other liabilities which represents tax related liabilities of these VIEs and are included as a component of liabilities of discontinued operations on our consolidated balance sheet.

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

The following table presents total carrying value and contractual amounts of our sell protection credit derivatives and major off-balance sheet guarantee arrangements as of June 30, 2012 and December 31, 2011. Following the table is a description of the various arrangements.

	June 30, 2012		December 31, 2011
	Carrying Value	Notional	Carrying Value	Notional
	(in millions)
Credit derivatives(1)(4)	$(4,299)	$290,401	$(7,759)	$330,395
Financial standby letters of credit, net of participations(2)(3)	-	5,016	-	4,705
Performance (non-financial) guarantees(2)(3)	-	2,860	-	3,088
Liquidity asset purchase agreements(3)	-	1,142	-	677

Total	$(4,299)	$299,419	$(7,759)	$338,865

(1)	Includes $48.0 billion and $45.1 billion issued for the benefit of HSBC affiliates at June 30, 2012 and December 31, 2011, respectively.

(2)	Includes $652 million and $707 million issued for the benefit of HSBC affiliates at June 30, 2012 and December 31, 2011, respectively.

(3)

For standby letters of credit and liquidity asset purchase agreements, maximum loss represents losses to be recognized assuming the letter of credit and liquidity facilities have been fully drawn and the obligors have defaulted with zero recovery.

(4)	For credit derivatives, the maximum loss is limited to the recorded amounts of these instruments.

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

We manage our exposure to credit derivatives using a variety of risk mitigation strategies where we enter into offsetting hedge positions or transfer the economic risks, in part or in entirety, to investors through the issuance of structured credit products. We actively manage the credit and market risk exposure in the credit derivative portfolios on a net basis and, as such, retain no or a limited net sell protection position at any time. The following table summarizes our net credit derivative positions as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying (Fair) Value	Notional	Carrying (Fair) Value	Notional
	(in millions)
Sell-protection credit derivative positions	$(4,299)	$290,401	$(7,759)	$330,395
Buy-protection credit derivative positions	4,383	280,613	8,131	326,882

Net position(1)	$84	$9,788	$372	$3,513

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

Standby letters of credit  A standby letter of credit is issued to a third party for the benefit of a customer and is a guarantee that the customer will perform or satisfy certain obligations under a contract. It irrevocably obligates us to pay a specified amount to the third party beneficiary if the customer fails to perform the contractual obligation. We issue two types of standby letters of credit: performance and financial. A performance standby letter of credit is issued where the customer is required to perform some nonfinancial contractual obligation, such as the performance of a specific act, whereas a financial standby letter of credit is issued where the customer’s contractual obligation is of a financial nature, such as the repayment of a loan or debt instrument. As of June 30, 2012, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $5.0 billion and $2.9 billion, respectively. As of December 31, 2011, the total amount of outstanding financial standby letters of credit (net of participations) and performance guarantees were $4.7 billion and $3.1 billion, respectively.

The issuance of a standby letter of credit is subject to our credit approval process and collateral requirements. We charge fees for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, which represent the value of the stand-ready obligation to perform under these guarantees, amounting to $52 million and $44 million at June 30, 2012 and December 31, 2011, respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $24 million and $22 million at June 30, 2012 and December 31, 2011, respectively.

HSBC USA Inc.

Below is a summary of the credit ratings of credit risk related guarantees including the credit ratings of counterparties against which we sold credit protection and financial standby letters of credit as of June 30, 2012 as an indicative proxy of payment risk:

	Average Life (in years)	Credit Ratings of the Obligors or the Transactions
Notional/Contractual Amounts		Investment Grade	Non-Investment Grade	Total
	(dollars are in millions)
Sell-protection Credit Derivatives(1)
Single name CDS	2.5	$150,501	$38,498	$188,999
Structured CDS	1.6	53,932	4,092	58,024
Index credit derivatives	3.3	28,618	683	29,301
Total return swaps	7.6	11,265	2,812	14,077

Subtotal		244,316	46,085	290,401
Standby Letters of Credit(2)	1.3	7,063	813	7,876

Total		$251,379	$46,898	$298,277

(1)	The credit ratings in the table represent external credit ratings for classification as investment grade and non-investment grade.

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

To date, a majority of the repurchase demands we have received primarily relate to prime loans sourced during 2004 through 2008 from the legacy broker channel which we exited in late 2008. Loans sold to GSEs and other third parties originated in 2004 through 2008 subject to representations and warranties for which we may be liable had an outstanding principal balance of approximately $17.2 billion and $19.3 billion at June 30, 2012 and December 31, 2011, respectively, including $11.0 billion and $12.1 billion, respectively, of loans sourced from our legacy broker channel.

The following table shows the trend in repurchase demands received on loans sold to GSEs and other third parties by loan origination vintage during the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Pre- 2004	$2	$2	$3	$3
2004	7	4	11	9
2005	9	6	14	14
2006	29	10	45	23
2007	76	31	120	70
2008	52	30	78	58
Post 2008	6	22	10	46

Total repurchase demands received(1)	$181	$105	$281	$223

(1)

Includes repurchase demands on loans sourced from our legacy broker channel of $151 million and $75 million for the three months ended June 30, 2012 and 2011, respectively. Includes repurchase demands on loans sourced from our legacy broker channel of $233 million and $157 million for the six months ended June 30, 2012 and 2011, respectively.

The following table provides information about outstanding repurchase demands received from GSEs and other third parties at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in millions)
GSEs	$122	$77
Others	45	25

Total(1)	$167	$102

(1)	Includes repurchase demands on loans sourced from our legacy broker channel of $138 million and $87 million at June 30, 2012 and December 31, 2011, respectively.

HSBC USA Inc.

In estimating our repurchase liability arising from breaches of representations and warranties, we consider the following:

•	The level of outstanding repurchase demands in inventory and our historical defense rate;

•	The level of outstanding requests for loan files and the related historical repurchase request conversion rate and defense rate on such loans; and

•

The level of potential future demands based on historical conversion rates of loans which we have not received a loan file request but are two or more payments delinquent or expected to become delinquent at an estimated conversion rate.

The following table summarizes the change in our estimated repurchase liability for loans sold to the GSEs and other third parties during the three and six months ended June 30, 2012 and 2011 for obligations arising from the breach of representations and warranties associated with the sale of these loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Balance at beginning of period	$223	$270	$237	$262
Increase (decrease) in liability recorded through earnings	32	(4)	53	40
Realized losses	(33)	(29)	(68)	(65)

Balance at end of period	$222	$237	$222	$237

Our reserve for potential repurchase liability exposures relates primarily to previously originated mortgages through broker channels. Our mortgage repurchase liability of $222 million at June 30, 2012 represents our best estimate of the loss that has been incurred including interest, resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As these estimates are influenced by factors outside our control, there is uncertainty inherent in these estimates making it reasonably possible that they could change.

Written Put Options, Non Credit-Risk Related and Indemnity Arrangements:

Liquidity asset purchase agreements  We provide liquidity facilities to a number of multi-seller and single-seller asset-backed commercial paper conduits sponsored by affiliates and third parties. The conduits finance the purchase of individual assets by issuing commercial paper to third party investors. Each liquidity facility is transaction specific and has a maximum limit. Pursuant to the liquidity agreements, we are obligated, subject to certain limitations, to purchase the eligible assets from the conduit at an amount not to exceed the face value of the commercial paper in the event the conduit is unable to refinance its commercial paper. A liquidity asset purchase agreement is essentially a conditional written put option issued to the conduit where the exercise price is the face value of the commercial paper. As of June 30, 2012 and December 31, 2011, we have issued $1.1 billion and $677 million, respectively, of liquidity facilities to provide liquidity support to the commercial paper issued by various conduits See Note 19, “Variable Interest Entities,” for further information.

Visa covered litigation  We are an equity member of Visa Inc. (“Visa”). Prior to its initial public offering (“IPO”) on March 19, 2008, Visa completed a series of transactions to reorganize and restructure its operations and to convert membership interests into equity interests. Pursuant to the restructuring, we, along with all the Class B shareholders, agreed to indemnify Visa for the claims and obligations arising from certain specific covered litigations. Class B shares are convertible into listed Class A shares upon (i) settlement of the covered

HSBC USA Inc.

litigations or (ii) the third anniversary of the IPO, whichever is later. The indemnification is subject to the accounting and disclosure requirements. Visa used a portion of the IPO proceeds to establish a $3.0 billion escrow account to fund future claims arising from those covered litigations (the escrow was subsequently increased to $4.1 billion). In 2009 and 2010, Visa exercised its rights to sell shares of existing Class B shareholders in order to increase the escrow account and announced that it had deposited collectively an additional $2.0 billion into the escrow account. As a result, we re-evaluated our contingent liability recorded relating to this litigation and reduced our liability by $24 million during 2009 and 2010. In 2011, Visa again exercised its rights to sell shares of existing Class B shareholders and funded an additional $2.0 billion into the escrow account and we reduced our liability by $9 million. At June 30, 2012, there was no net contingent liability recorded.

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

Pledged Assets  Pledged assets included in the consolidated balance sheet are summarized in the following table.

	June 30, 2012	December 31, 2011
	(in millions)
Interest bearing deposits with banks	$1,360	$4,426
Trading assets(1)	1,784	1,640
Securities available-for-sale(2)	17,739	23,347
Securities held to maturity	359	476
Loans(3)	1,947	2,113
Other assets(4)	2,770	3,688

Total	$25,959	$35,690

(1)	Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities.

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

HSBC USA Inc.

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

The parties engaged in a mediation process at the direction of the District Court. On July 13, 2012, MasterCard Incorporated, Visa Inc. and the other defendants, including the HSBC defendants, entered into a Memorandum of Understanding (“MOU”) to settle the class litigations consolidated into MDL 1720. Separately, the same defendants continue to negotiate an agreement to settle all claims brought by individual merchant plaintiffs consolidated into MDL 1720. The MOU for the class litigations sets out a binding obligation to enter into a settlement agreement in the form attached to the MOU. The settlement is subject to: (i) the successful completion of certain appendices regarding class notice, claims, and other procedures, (ii) the successful negotiation of a settlement agreement with the individual merchant plaintiffs, (iii) final court approval of the class settlement and (iv) any necessary internal approvals for the parties. In the fourth quarter of 2011, we increased our litigation reserves to an amount equal to our estimated portion of a potential settlement of this matter. In connection with the execution of the MOU, we increased our litigation reserves by an immaterial amount in anticipation of a related short-term reduction in interchange fees.

Account Overdraft Litigation  In February 2011, an action captioned Ofra Levin et al v. HSBC Bank USA, N.A. et al (E.D.N.Y. 11-CV-0701) was filed in the Eastern District of New York against HSBC Bank USA, HSBC USA and HSBC North America on behalf of a putative nationwide class and New York sub-class of customers who allegedly incurred overdraft fees due to the posting of debit card transactions to deposit accounts in high-to-low order. Levin asserts claims for breach of contract and the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and violation of the New York deceptive acts and practices statute. The plaintiffs

HSBC USA Inc.

dismissed the Federal court action after the case was transferred to the multi-district litigation pending in Miami, Florida, and re-filed the case in New York state court on March 1, 2011. The action, captioned Ofra Levin et al v. HSBC Bank USA, N.A. et al. (N.Y. Sup. Ct. 650562/11), alleges a variety of common law claims and violations on behalf of a New York class, including breach of contract and implied covenant of good faith and fair dealing, conversion, unjust enrichment and a violation of the New York deceptive acts and practices statute. We filed a motion to dismiss the complaint in May 2011. In June 2012, the court denied in part and granted in part the motion to dismiss, granting plaintiffs leave to amend their complaint with regard to plaintiffs’ claims for conversion and unjust enrichment. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action and we will defend the claims vigorously.

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

Between June 2011 and March 2012, several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against us and our subsidiaries captioned Montanez et al v. HSBC Mortgage Corporation (USA) et al. (E.D. Pa. No. 11-CV-4074); Maxwell et al v. HSBC Mortgage Corporation (USA) et al. (S.D.N.Y. No. 12-CV-1699); West et al. v. HSBC Mortgage Corporation (USA) et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687). These actions relate primarily to industry-wide regulatory concerns, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure.

Madoff Litigation  In December 2008, Bernard L. Madoff (“Madoff”) was arrested for running a Ponzi scheme and a trustee was appointed for the liquidation of his firm, Bernard L. Madoff Investment Securities LLC (“Madoff Securities”), an SEC-registered broker-dealer and investment adviser. Various non-U.S. HSBC companies provided custodial, administration and similar services to a number of funds incorporated outside the United States whose assets were invested with Madoff Securities. Plaintiffs (including funds, funds investors and the Madoff Securities trustee, as described below) have commenced Madoff-related proceedings against numerous defendants in a multitude of jurisdictions. Various HSBC companies have been named as defendants in suits in the United States, Ireland, Luxembourg and other jurisdictions. Certain suits (which include U.S. putative class actions) allege that the HSBC defendants knew or should have known of Madoff’s fraud and breached various duties to the funds and fund investors.

In November 2011, the District Court judge overseeing three related putative class actions in the Southern District of New York, captioned In re Herald, Primeo and Thema Funds Securities Litigation (S.D.N.Y. Nos. 09-CV-0289 (RMB), 09-CV-2558 (RMB)), dismissed all claims against the HSBC defendants on forum non conveniens grounds, but temporarily stayed this ruling as to one of the actions against the HSBC defendants – the claims of investors in Thema International Fund plc - in light of a proposed amended settlement agreement between the lead plaintiff in that action and the relevant HSBC defendants (including, subject to the granting of leave to effect a proposed pleading amendment, HSBC Bank USA). In December 2011, the District Court lifted this temporary stay and dismissed all remaining claims against the HSBC defendants, and declined to consider preliminary approval of the settlement. In light of the District Court’s decisions, HSBC has terminated the settlement agreement. The Thema plaintiff contests HSBC’s right to terminate. Plaintiffs in all three actions filed notices of appeal to the U.S. Circuit Court of Appeals for the Second Circuit, where the actions are captioned In re Herald, Primeo and Thema Funds Securities Litigation (2nd Cir, Nos. 12-156, 12-184, 12-162). Plaintiffs’ opening briefs were filed in April 2012 and HSBC filed responses in July 2012.

HSBC USA Inc.

In December 2010, the Madoff Securities trustee commenced suits against various HSBC companies in the U.S. Bankruptcy Court and in the English High Court. The U.S. action, captioned Picard v. HSBC et al (Bankr. S.D.N.Y. No. 09-01364), which also names certain funds, investment managers, and other entities and individuals, sought $9 billion in damages and additional recoveries from HSBC Bank USA, certain of our foreign affiliates and the various other codefendants. It sought damages against the HSBC defendants for allegedly aiding and abetting Madoff’s fraud and breach of fiduciary duty. In July 2011, after withdrawing the case from the Bankruptcy Court in order to decide certain threshold issues, the District Court dismissed the trustee’s various common law claims on the grounds that the trustee lacks standing to assert them. In December 2011, the trustee filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, where the action is captioned Picard v. HSBC Bank plc et al. (2nd Cir., No. 11-5207). Briefing in that appeal was completed in April 2012, and oral argument is expected later this year. The District Court returned the remaining claims to the Bankruptcy Court for further proceedings. Those claims seek, pursuant to U.S. bankruptcy law, recovery of unspecified amounts received by the HSBC defendants from funds invested with Madoff, including amounts that the HSBC defendants received when they redeemed units held in the various funds. The HSBC defendants acquired those fund units in connection with financing transactions the HSBC defendants had entered into with various clients. The trustee’s U.S. bankruptcy law claims also seek recovery of fees earned by the HSBC defendants for providing custodial, administration and similar services to the funds. Between September 2011 and April 2012, the HSBC defendants and certain other defendants moved again to withdraw the case from the Bankruptcy Court. The District Court granted those withdrawal motions as to certain issues and is considering the motions as to other issues. Briefing on the merits of the withdrawn issues is ongoing. The trustee’s English action, which names HSBC Bank USA and other HSBC entities as defendants, seeks recovery of unspecified transfers of money from Madoff Securities to or through HSBC on the ground that the HSBC defendants actually or constructively knew of Madoff’s fraud. HSBC has not been served with the trustee’s English action.

Between October 2009 and April 2012, Fairfield Sentry Limited, Fairfield Sigma Limited and Fairfield Lambda Limited (“Fairfield”), funds whose assets were directly or indirectly invested with Madoff Securities, commenced multiple suits in the British Virgin Islands and the United States against numerous fund shareholders, including various HSBC companies that acted as nominees for clients of HSBC’s private banking business and other clients who invested in the Fairfield funds. The Fairfield actions, including an action captioned Fairfield Sentry Ltd. v. Zurich Capital Markets et al. (Bankr. S.D.N.Y. No. 10-03634), in which HSBC Bank USA is a defendant, seek restitution of amounts paid to the defendants in connection with share redemptions, on the ground that such payments were made by mistake, based on inflated values resulting from Madoff’s fraud. Some of these actions also seek recovery of the share redemptions under British Virgin Islands insolvency law. The British Virgin Islands actions have been dismissed, and those dismissals affirmed on appeal. The U.S. actions are stayed pending developments in related appellate litigation in the British Virgin Islands.

HSBC Bank USA was also a defendant in an action filed in July 2011, captioned Wailea Partners, LP v. HSBC Bank USA, N.A. (N.D. Ca. No. 11-CV-3544), arising from derivatives transactions between Wailea Partners, LP and HSBC Bank USA that were linked to the performance of a fund that placed its assets with Madoff Securities pursuant to a specified investment strategy. The plaintiff alleged, among other things, that HSBC Bank USA knew or should have known that the fund’s assets would not be invested as contemplated. The plaintiff also alleged that HSBC Bank USA marketed, sold and entered into the derivatives transactions on the basis of materially misleading statements and omissions in violation of California law. The plaintiff sought rescission of the transactions and return of amounts paid to HSBC Bank USA in connection with the transactions, together with interest, fees, expenses and disbursements. In December 2011, the District Court granted HSBC’s motion to dismiss the complaint with prejudice, and the plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit, where the action is captioned Wailea Partners, LP v. HSBC Bank USA, N.A., (9th Cir., No. 11-18041). Briefing on that appeal was completed in May 2012, and oral argument has not yet been scheduled.

Greenwich Sentry LP v. HSBC USA Inc.  (Del. Ch. No. 6829) was filed in September 2011 in the Delaware Court of Chancery. The complaint seeks the return of specified redemption payments made to HSBC USA as a limited partner in Greenwich Sentry LP, a fund whose assets were invested with Madoff Securities, and asserts claims of

HSBC USA Inc.

unjust enrichment, mistaken payment, and constructive trust. HSBC USA was served with a copy of the complaint in December 2011. In May 2012, the Court of Chancery granted an unopposed motion by the Madoff Securities trustee to substitute itself for Greenwich Sentry LP as plaintiff in this action. HSBC USA filed a motion to dismiss the complaint in June 2012.

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

Knox Family Trust Litigation.  HSBC Bank USA, N.A. is the defendant in seven separate proceedings collectively described as Matter of Knox (N.Y. Surrogate’s Court, Erie County, File Nos. DO-0659, DO-0663, DO-0664, DO-0665, DO-0666, 1996-2486/B, and 1996-2486/D), concerning seven trusts for which HSBC Bank USA served as trustee that were established by Seymour Knox II and his descendants for various members of the Knox family. In these proceedings, the beneficiaries of the various trusts objected to HSBC Bank USA’s final accountings and claimed that HSBC Bank USA mismanaged certain assets and investments. In November 2010, the court awarded the plaintiffs in the seven proceedings damages totaling approximately $26 million plus interest and attorneys’ fees to be determined. In May 2011, the court entered final judgments totaling approximately $25 million in two of the seven proceedings (DO-0659 and 1996-2486/B). HSBC Bank USA appealed the judgments and secured the judgments in order to suspend execution of the judgments while the appeals are ongoing by depositing cash in the amount of the judgments in an interest-bearing escrow account. In May 2011, HSBC Bank USA agreed to settle three of the other proceedings (DO-0664, DO-0665 and DO-0666) for an immaterial amount. HSBC Bank USA also filed appeals of the two other proceedings. In August 2011, HSBC Bank USA agreed in principle to settle one proceeding on appeal (1996-2486/B) for an immaterial amount. On June 19, 2012 the N.Y. Appellate Division, 4th Department issued rulings on HSBC Bank USA’s three pending appeals modifying the Surrogate Court’s decisions by vacating all its determinations of liability (except for an appellate finding in DO-0659 to the extent that HSBC Bank USA held certain stock in F.W. Woolworth Co. after March 1, 1995, which leaves potential liability in an immaterial amount), and as modified, affirming them. The Appellate Division then remitted the three matters to the Surrogate Court for further proceedings. Plaintiffs have thirty days within which to seek permission to appeal. Prior to the Appellate Division’s decision, the parties largely had agreed in principle to a consensual resolution of the remaining issues in DO-0659, and the details of that resolution are presently being discussed.

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

The Servicing Consent Orders require an independent review of foreclosures (the “Foreclosure Review”) pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that

HSBC USA Inc.

review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan has been developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications have been sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, industry media advertising, which began in January 2012 and a website at which a borrower can request a review. In June 2012, the Federal Reserve and the OCC released a financial remediation framework for use by the independent consultants to recommend remediation for financial injury identified during the Foreclosure Review. Pursuant to this framework, remediation available to a borrower who is found to have been financially injured as a result of servicer errors could include suspension of a pending foreclosure, loan modification, or a lump sum payment ranging from $500 to $125,000 plus equity in the most egregious cases. Any borrower who receives remediation will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. We expect the costs associated with the Servicing Consent Orders, including the Foreclosure Review, customer outreach plan and complaint process will continue to result in significant increases in our operating expenses in future periods. Any resulting remediation could result in further increased costs.

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

Anti-Money Laundering, Bank Secrecy Act and Office of Foreign Assets Control Investigations. In October 2010, HSBC Bank USA entered into a consent cease and desist order with the OCC, and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve (together, the “AML/BSA Consent Orders”). These actions require improvements for an effective compliance risk management program across our U.S. businesses, including various issues relating to BSA and Anti-Money Laundering (“AML”) compliance. Steps continue to be taken to address the requirements of the AML/BSA Consent Orders to ensure compliance, and that effective policies and procedures are maintained.

HSBC USA Inc.

The AML/BSA Consent Orders do not preclude additional enforcement actions against HSBC Bank USA or HSBC North America by U.S. bank regulatory or law enforcement agencies, including the imposition of civil money penalties, criminal fines and other sanctions relating to activities that are the subject of the AML/BSA Consent Orders. We continue to cooperate in ongoing investigations by the U.S. Department of Justice, the Federal Reserve, the OCC and the U.S. Department of Treasury’s Financial Crimes Enforcement Network in connection with AML/BSA compliance, including cross-border transactions involving our cash handling business in Mexico and banknotes business in the U.S.

We continue to cooperate in ongoing investigations by the U.S. Department of Justice, the New York County District Attorney’s Office, the Office of Foreign Assets Control (“OFAC”), the Federal Reserve and the OCC regarding historical transactions involving Iranian parties and other parties subject to OFAC economic sanctions.

In July 2012, the U.S. Senate Permanent Subcommittee on Investigations held a hearing and released a report that was critical of, among other things, HSBC’s AML/BSA compliance and compliance with OFAC sanctions.

In each of these regulatory and law enforcement matters, we have received Grand Jury subpoenas or other requests for information from U.S. Government or other agencies, and are cooperating fully and engaging in efforts to resolve matters, including through preliminary discussions with relevant authorities. The resolution of at least some of these matters is likely to involve the filing of corporate criminal as well as civil charges and the imposition of significant fines and penalties. The prosecution of corporate criminal charges in these types of cases has most often been is deferred through an agreement with the relevant authorities; however, the U.S. authorities have substantial discretion, and prior settlements can provide no assurance as to how the U.S. authorities will proceed in these matters. It is not practicable at this time for us to know the terms on which a resolution of the ongoing investigations could be achieved or the form or timing of any such resolution. Based on the facts currently known, we have recorded an accrual of $700 million. There is a high degree of uncertainty in making this estimate, and it is reasonably possible that the amounts when finally determined could be higher, possibly significantly higher.

Other Regulatory and Law Enforcement Investigations. In April 2011, HSBC Bank USA received a “John Doe” summons from the Internal Revenue Service (the “IRS”) directing us to produce records with respect to U.S.-based clients of an HSBC Group company in India. While the summons was voluntarily withdrawn in August 2011, we have cooperated fully by providing responsive documents in our possession in the U.S. to the IRS, and engaging in efforts to resolve these matters.

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

Based on the facts currently know in respect of each of these investigations, it is not practicable at this time for us to determine the terms on which these ongoing investigations will be resolved or the timing of such resolution, or for us to estimate reliably the amounts, or range of possible amounts, of any fines and/or penalties. As matters progress, it is possible that any fines and/or penalties could be significant.

Mortgage Securitization Activity  In addition to the repurchase risk described in Note 20, “Guarantee Arrangements and Pledged Assets,” we have also been involved as a sponsor/seller of loans used to facilitate whole loan securitizations underwritten by our affiliate, HSBC Securities (USA) Inc. (“HSI”). In this regard,

HSBC USA Inc.

beginning in 2005 we began acquiring residential mortgage loans, substantially all of which were originated by non-HSBC entities, that were warehoused on our balance sheet with the intent of selling them to HSI to facilitate HSI’s whole loan securitization program which was discontinued in the second half of 2007. During 2005-2007, we purchased and sold $24 billion of such loans to HSI which were subsequently securitized and sold by HSI to third parties. The outstanding principal balance on these loans was approximately $7.8 billion and $8.5 billion at June 30, 2012 and December 31, 2011, respectively. Based on the specifics of these transactions, the obligation to repurchase loans in the event of a breach of loan level representations and warranties resides predominantly with the organization that originated the loan. Certain of these originators, however, are or may become financially impaired and, therefore, unable to fulfill their repurchase obligations.

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

HSBC Bank USA and certain of our affiliates have been named as defendants in a number of actions in connection with residential mortgage-backed securities (“RMBS”) offerings, which generally allege that the offering documents for securities issued by securitization trusts contained material misstatements and omissions, including statements regarding the underwriting standards governing the underlying mortgage loans. In September 2011, the Federal Housing Finance Agency (the “FHFA”), acting in its capacity as conservator for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), filed an action in the U.S. District Court for the Southern District of New York against HSBC Bank USA, HSBC USA, HSBC North America, HSI, HSI Asset Securitization Corporation (“HASCO”) and five former and current officers and directors of HASCO seeking damages or rescission of mortgage-backed securities purchased by Fannie Mae and Freddie Mac that were either underwritten or sponsored by HSBC entities. The aggregate unpaid principal balance of the securities was approximately $1.8 billion at June 30, 2012. This action, captioned Federal Housing Finance Agency, as Conservator for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation v. HSBC North America Holdings Inc. et al. (S.D.N.Y. No. CV 11-6189-LAK), is one of a series of similar actions filed against 17 financial institutions alleging violations of federal securities laws and state statutory and common law in connection with the sale of private-label RMBS purchased by Fannie Mae and Freddie Mac, primarily from 2005 to 2008. This action, along with all of the similar FHFA RMBS actions that were filed in the U.S. District Court for the Southern District of New York, were transferred to a single judge, who directed the defendant in the first-filed matter, UBS, to file a motion to dismiss. In May 2012, the District Court filed its decision on UBS’ motion denying the motion to dismiss FHFA’s securities law claims and granting the motion to dismiss FHFA’s negligent misrepresentation claims. The District Court’s ruling will form the basis for rulings on the other matters, including the action filed against HSBC Bank USA and our affiliates. This action is at a very early stage. At this time we are unable to reasonably estimate the liability, if any, that might arise as a result of this action.

In January 2012, Deutsche Zentral-Genossenschaftsbank (“DZ Bank”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants HSBC North America, HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO and HSI. The summons alleges that DZ Bank purchased $122.4 million in RMBS from the HSBC defendants and has sustained unspecified damages as a result of material misrepresentations and omissions contained in the offering documents. In February 2012, HSH Nordbank AG (“HSH”) filed a summons with notice in New York County Supreme Court, State of New York, naming as

HSBC USA Inc.

defendants HSBC Holdings plc, HSBC North America Holdings Inc., HSBC USA, HSBC Bank USA, HSBC Markets (USA) Inc., HASCO, and two Blaylock entities. The summons alleges that HSH purchased $41.3 million in RMBS from the HSBC and Blaylock defendants and has sustained damages as a result of material misrepresentations and omissions contained in the offering documents. In May 2012, HSBC removed both the DZ Bank and HSH cases to the United States District Court for the Southern District of New York. The cases were consolidated in an action captioned Deutsche Zentral-Genossenschaftsbank AG, New York Branch v. HSBC North America Holdings Inc. et al (S.D.N.Y. No. 12-CV-4025) following removal. In February 2012, Sealink Funding Ltd. (“Sealink”) filed a summons with notice in New York County Supreme Court, State of New York, naming as defendants 49 entities, including HSBC North America, HSBC USA, HSBC Markets (USA) Inc. and HSI. The summons alleges that Sealink purchased $948.8 million in RMBS from the defendants and has sustained unspecified damages as a result of material misrepresentations and omissions contained in the offering documents. The claims against the HSBC entities, who are named as underwriters of the related RMBS, are for (i) aiding and abetting fraud, (ii) negligent misrepresentation; (iii) breach of contract; and (iv) mutual mistake. Sealink has 120 days to serve the defendants with a complaint. In May 2012, Sealink filed a notice of discontinuance as to 43 of the defendants, including the HSBC entities.

In December 2010 and February 2011, we received subpoenas from the SEC seeking production of documents and information relating to our involvement, and the involvement of our affiliates, in specified private-label RMBS transactions as an issuer, sponsor, underwriter, depositor, trustee or custodian as well as our involvement as a servicer. We have also had preliminary contacts with other governmental authorities exploring the role of trustees in private-label RMBS transactions. In February 2011, we also received a subpoena from the U.S. Department of Justice (U.S. Attorney’s Office, Southern District of New York) seeking production of documents and information relating to loss mitigation efforts with respect to HUD-insured mortgages on residential properties located in the State of New York. In January 2012, our affiliate, HSI, was served with a Civil Investigative Demand by the Massachusetts State Attorney General seeking documents, information and testimony related to the sale of RMBS to public and private customers in the State of Massachusetts from January 2005 to the present. We expect this level of focus will continue and, potentially, intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation in the U.S. mortgage securitization market, either individually or as a member of a group. We are unable to reasonably estimate the financial effect of any action or litigation relating to these matters. As situations develop, it is possible that any related claims could be significant.

22.    Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focus on an exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). Where required by the applicable accounting standards, assets and liabilities are measured at fair value using the “highest and best use” valuation premise. Amendments to the fair value measurement guidance, which became effective in 2012 clarifies that financial instruments do not have alternative use and, as such, the fair value of financial instruments should be determined on an individual instrument basis using an “in-exchange” valuation premise. However, the fair value measurement literature provides a valuation exception and permits an entity to measure the fair value of a group of financial assets and financial liabilities with offsetting credit risks and/or market risks based on the exit price it would receive or pay to transfer the net risk exposure of a group of assets or liabilities if certain conditions are met. We elected to make fair value adjustments to a group of derivative instruments with offsetting credit risks and market risks, which include, but are not limited to, interest rate, foreign currency, equity and debt price, and commodity price risks as of the reporting date.

HSBC USA Inc.

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

Liquidity risk adjustment– The liquidity risk adjustment reflects, among other things, (a) the cost that would be incurred to close out the market risks by hedging, disposing or unwinding the actual position (i.e., a bid-offer adjustment), and (b) the illiquid nature, other than the size of the risk position, of a financial instrument.

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

Level 3 valuation technique with significant unobservable inputs – Level 3 inputs are unobservable inputs for the asset or liability and include situations where fair values are measured using valuation techniques based on one or more significant unobservable input.

Classification within the fair value hierarchy is based on whether the lowest level input that is significant to the fair value measurement is observable. As such, the classification within the fair value hierarchy is dynamic and can be transferred to other hierarchy levels in each reporting period. Transfers between leveling categories are assessed, determined and recognized at the end of each reporting period.

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

A valuation committee, chaired by the Head of Business Finance of Global Banking and Markets, meets monthly to review, monitor and discuss significant valuation matters arising from credit and market risks. The committee is responsible for establishing valuation policies and procedures, approving the internal valuation techniques and

HSBC USA Inc.

models developed by the Quantitative Risk and Valuation Group (“QRVG”), reviewing and approving valuation adjustments pertaining to, among other things, unobservable inputs, market liquidity, selection of valuation model and counterparty credit risk. Significant valuation risks identified in business activities are corroborated and addressed by the committee members and, where applicable, are escalated to the Chief Financial Officer of HUSI and the Audit Committee of the Board of Directors.

Where fair value measurements are determined based on information obtained from independent pricing services or brokers, Finance applies appropriate validation procedures to substantiate fair value. For price validation purposes, quotations from at least two independent pricing sources are obtained for each financial instrument, where possible. The following factors are considered in determining fair values:

•	similarities between the asset or the liability under consideration and the asset or liability for which quotation is received;

•	collaboration of pricing by referencing to other independent market data such as market transactions and relevant benchmark indices

•	consistency among different pricing sources;

•	the valuation approach and the methodologies used by the independent pricing sources in determining fair value;

•	the elapsed time between the date to which the market data relates and the measurement date; and

•	the source of the fair value information.

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

HSBC USA Inc.

The following table summarizes the carrying value and estimated fair value of our financial instruments at June 30, 2012 and December 31, 2011.

	June 30, 2012					December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value
	(in millions)
Financial assets:
Short-term financial assets	$20,740	$20,740	$1,528	$18,809	$403	$27,534	$27,534
Federal funds sold and securities purchased under resale agreements	13,666	13,666	-	13,666	-	3,109	3,104
Non-derivative trading assets	25,968	25,968	1,931	21,080	2,957	30,028	30,028
Derivatives	11,255	11,255	25	11,001	229	9,826	9,826
Securities	62,347	62,583	35,383	27,200	-	55,316	55,579
Commercial loans, net of allowance for credit losses	37,078	37,583	-	-	37,583	33,207	33,535
Commercial loans designated under fair value option and held for sale	411	411	-	411	-	378	378
Commercial loans held for sale	464	464	-	-	464	587	587
Consumer loans, net of allowance for credit losses	18,367	15,057	-	-	15,057	17,917	14,301
Consumer loans held for sale:
Residential mortgages	903	918	-	-	918	2,058	2,071
Credit cards	94	94	-	-	94	416	416
Other consumer	110	110	-	-	110	231	231
Financial liabilities:
Short-term financial liabilities	$11,167	$11,167	$-	$11,167	$-	$18,497	$18,497
Deposits:
Without fixed maturities	108,115	108,115	-	108,115	-	123,720	122,710
Fixed maturities	5,215	5,228	-	5,228	-	6,210	6,232
Deposits designated under fair value option	9,897	9,897	-	6,989	2,908	9,799	9,799
Non-derivative trading liabilities	7,274	7,274	316	6,958	-	7,342	7,342
Derivatives	14,556	14,556	18	14,367	171	8,440	8,440
Long-term debt	13,244	13,310	-	13,310	-	11,666	11,653
Long-term debt designated under fair value option	6,770	6,770	-	6,483	287	5,043	5,043

Loan values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our loans has been heavily influenced by the prevailing economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer loans, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these loans, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2012 and December 31, 2011 reflect these market conditions.

HSBC USA Inc.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
	(in millions)
June 30, 2012:
Assets:
Trading securities, excluding derivatives:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	$1,931	$216	$-	$2,147	$-	$2,147
Collateralized debt obligations	-	95	658	753	-	753
Asset-backed securities:
Residential mortgages	-	274	-	274	-	274
Corporate and other domestic debt securities	-	950	1,599	2,549	-	2,549
Debt securities issued by foreign entities:
Corporate	-	637	688	1,325	-	1,325
Government	-	4,425	-	4,425	-	4,425
Equity securities	-	24	12	36	-	36
Precious metals trading	-	14,459	-	14,459	-	14,459
Derivatives(2):
Interest rate contracts	145	71,454	12	71,611	-	71,611
Foreign exchange contracts	16	15,096	214	15,326	-	15,326
Equity contracts	-	1,035	181	1,216	-	1,216
Precious metals contracts	58	899	8	965	-	965
Credit contracts	-	9,124	1,616	10,740	-	10,740
Other contracts	-	1	-	1	-	1
Derivatives netting	-	-	-	-	(88,604)	(88,604)

Total derivatives	219	97,609	2,031	99,859	(88,604)	11,255
Securities available-for-sale:
U.S. Treasury, U.S. Government agencies and sponsored enterprises	35,342	16,760	-	52,102	-	52,102
Obligations of U.S. states and political subdivisions	-	681	-	681	-	681
Asset-backed securities:
Residential mortgages	-	5	-	5	-	5
Commercial mortgages	-	305	-	305	-	305
Home equity	-	251	-	251	-	251
Student loans	-	9	-	9	-	9
Other	-	85	-	85	-	85
Corporate and other domestic debt securities	-	42	-	42	-	42
Debt securities issued by foreign entities:
Corporate	-	1,374	-	1,374	-	1,374
Government	41	5,415	-	5,456	-	5,456
Equity securities	-	193	-	193	-	193
Loans(3)	-	446	-	446	-	446
Intangible(4)	-	-	187	187	-	187

Total assets	$37,533	$144,255	$5,175	$186,963	$(88,604)	$98,359

Liabilities:
Deposits in domestic offices(5)	$-	$6,989	$2,908	$9,897	$-	$9,897
Trading liabilities, excluding derivatives	316	6,958	-	7,274	-	7,274
Derivatives(2):
Interest rate contracts	81	71,914	-	71,995	-	71,995
Foreign exchange contracts	4	14,363	239	14,606	-	14,606
Equity contracts	-	835	227	1,062	-	1,062
Precious metals contracts	37	802	8	847	-	847
Credit contracts	-	10,259	695	10,954	-	10,954
Other	-	5	-	5	-	5
Derivatives netting	-	-	-	-	(84,913)	(84,913)

Total derivatives	122	98,178	1,169	99,469	(84,913)	14,556
Long-term debt(6)	-	6,483	287	6,770	-	6,770

Total liabilities	$438	$118,608	$4,364	$123,410	$(84,913)	$38,497

HSBC USA Inc.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Gross Balance	Netting(1)	Net Balance
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

(2)

Includes trading derivative assets of $9.8 billion and $8.8 billion and trading derivative liabilities of $12.9 billion and $6.8 billion as of June 30, 2012 and December 31, 2011, respectively, as well as derivatives held for hedging and commitments accounted for as derivatives.

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

Transfers into/out of Levels 1 and 2  During the three and six months ended June 30, 2012 and 2011, there were no transfers between Level 1 and Level 2 measurements.

Information on Level 3 assets and liabilities  The following table summarizes additional information about changes in the fair value of Level 3 assets and liabilities during three and six months ended June 30, 2012 and 2011. As a risk management practice, we may risk manage the Level 3 assets and liabilities, in whole or in part, using securities and derivative positions that are classified as Level 1 or Level 2 measurements within the fair value hierarchy. Since those Level 1 and Level 2 risk management positions are not included in the table below, the information provided does not reflect the effect of such risk management activities related to the Level 3 assets and liabilities.

	Apr. 1, 2012	Total Gains and (Losses) Included in(1)			Purch- ases	Issua- nces	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$661	$18	$-	$-	$24	$-	$(45)	$-	$-	$658	$16
Corporate and other domestic debt securities	1,753	(2)	-	-	19	-	(171)	-	-	1,599	(6)
Corporate debt securities issued by foreign entities	294	25	-	-	389	-	(20)	-	-	688	25
Equity securities	13	(1)	-	-	-	-	-	-	-	12	(1)
Derivatives(2):
Interest rate contracts	9	-	3	-	-	-	-	-	-	12	3
Foreign exchange contracts	(5)	(18)	-	-	-	(5)	2	-	1	(25)	(17)
Equity contracts	(53)	13	-	-	-	-	(10)	(1)	5	(46)	(1)
Credit contracts	984	(13)	-	-	-	-	(50)	-	-	921	(22)
Loans(3)	-	-	-	-	-	-	-	-	-	-	-
Mortgage servicing rights(4)	228	-	(47)	-	-	(8)	14	-	-	187	(46)

Total assets	$3,884	$22	$(44)	$-	$432	$(13)	$(280)	$(1)	$6	$4,006	$(49)

Liabilities:
Deposits in domestic offices	$(2,964)	$(21)	$-	$-	$-	$(269)	$79	$(46)	$313	$(2,908)	$(14)
Long-term debt	(160)	10	-	-	-	(132)	1	(7)	1	(287)	5

Total liabilities	$(3,124)	$(11)	$-	$-	$-	$(401)	$80	$(53)	$314	$(3,195)	$(9)

HSBC USA Inc.

	Jan. 1, 2012	Total Gains and (Losses) Included in(1)			Purch- ases	Issua- nces	Settle- ments	Transfers Into Level 3		Transfers Out of Level 3		Jun. 30, 2012	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$703	$57	$-	$-	$25	$-	$(127)	$		$		$658	$49
Corporate and other domestic debt securities	1,679	18	-	-	101	-	(199)		-		-	1,599	8
Corporate debt securities issued by foreign entities	253	66	-	-	389	-	(20)		-		-	688	66
Equity securities	13	(1)	-	-	-	-	-		-		-	12	(1)
Derivatives(2):
Interest rate contracts	9	-	3	-	-	-	-		-		-	12	3
Foreign exchange contracts	(1)	(19)	-	-	-	(5)	2		(3)		1	(25)	(19)
Equity contracts	(83)	63	-	-	-	-	(29)		(1)		4	(46)	22
Credit contracts	1,353	(388)	-	-	-	-	(44)		-		-	921	(355)
Loans(3)	11	-	-	-	-	-	-		-		(11)	-	(12)
Mortgage servicing rights(4)	220	-	(47)	-	-	-	14		-		-	187	(47)

Total assets	$4,157	$(204)	$(44)	$-	$515	$(5)	$(403)		$(4)		$(6)	$4,006	$(286)

Liabilities:
Deposits in domestic offices	$(2,867)	$(77)	$-	$-	$-	$(556)	$160		$(43)		$475	$(2,908)	$(50)
Long-term debt	(86)	9	-	-	-	(221)	5		(7)		13	(287)	4

Total liabilities	$(2,953)	$(68)	$-	$-	$-	$(777)	$165		$(50)		$488	$(3,195)	$(46)

HSBC USA Inc.

	Apr. 1, 2011	Total Gains and (Losses) Included in(1)			Purc- hases	Issua- nces	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2011	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$800	$17	$-	$-	$93	$-	$(140)	$-	$-	$770	$13
Corporate and other domestic debt securities	866	(16)	-	-	771	-	(6)	-	-	1,615	(16)
Corporate debt securities issued by foreign entities	269	1	-	-	-	-	1	-	-	271	1
Equity securities	16	1	-	-	-	-	(1)	-	-	16	1
Derivatives(2):
Interest rate contracts	4	-	(1)	-	-	-	1	-	-	4	(1)
Foreign exchange contracts	(3)	4	-	-	-	-	-	-	-	1	4
Equity contracts	(45)	72	-	-	-	-	(86)	35	(5)	(29)	(12)
Credit contracts	1,077	108	-	-	-	-	(116)	-	-	1,069	6
Loans(3)	12	-	-	-	-	-	(1)	-	-	11	-
Mortgage servicing rights(4)	396	-	(42)	-	-	9	-	-	-	363	(42)

Total assets	$3,392	$187	$(43)	$-	$864	$9	$(348)	$35	$(5)	$4,091	$(46)

Liabilities:
Deposits in domestic offices	$(4,078)	$(81)	$-	$-	$-	$(724)	$151	$(17)	$30	(4,719)	$(30)
Long-term debt	(196)	(3)	-	-	-	(524)	28	(3)	13	(685)	(1)

Total liabilities	$(4,274)	$(84)	$-	$-	$-	$(1,248)	$179	$(20)	$43	$(5,404)	$(31)

HSBC USA Inc.

	Jan. 1, 2011	Total Gains and (Losses) Included in(1)			Purch- ases	Issua- nces	Settle- ments	Transfers Into Level 3	Transfers Out of Level 3	Jun. 30, 2011	Current Period Unrealized Gains (Losses)
		Trading Revenue (Loss)	Other Revenue	Other Comprehensive Income
	(in millions)
Assets:
Trading assets, excluding derivatives:
Collateralized debt obligations	$793	$28	$-	$-	$93	$-	$(144)	$-	$-	$770	$17
Corporate and other domestic debt securities	833	(4)	-	-	792	-	(6)	-	-	1,615	(4)
Corporate debt securities issued by foreign entities	243	27	-	-	-	-	1	-	-	271	27
Equity securities	17	-	-	-	-	-	(1)	-	-	16	-
Derivatives(2):
Interest rate contracts	(1)	-	4	-	-	-	1	-	-	4	4
Foreign exchange contracts	(4)	5	-	-	-	-	-	-	-	1	5
Equity contracts	12	96	-	-	-	-	(156)	33	(14)	(29)	(52)
Credit contracts	1,202	(51)	-	-	-	-	(144)	-	62	1,069	(159)
Loans(3)	11	-	-	-	-	-	-	-	-	11	-
Mortgage servicing rights(4)	394	-	(56)	-	-	25	-	-	-	363	(56)

Total assets	$3,500	$101	$(52)	$-	$885	$25	$(449)	$33	$48	$4,091	$(218)

Liabilities:
Deposits in domestic offices	$(3,612)	$(98)	$-	$-	$-	$(1,277)	$249	$(25)	$44	(4,719)	$(17)
Long-term debt	(301)	(12)	-	-	-	(599)	144	(3)	86	(685)	(2)

Total liabilities	$(3,913)	$(110)	$-	$-	$-	$(1,876)	$393	$(28)	$130	$(5,404)	$(19)

(1)	Includes realized and unrealized gains and losses.

(2)	Level 3 net derivatives included derivative assets of $2.4 billion and $2.2 billion and derivative liabilities of $1.5 billion and $1.1 billion as of June 30, 2012 and 2011, respectively.

(3)	Includes Level 3 corporate lending activities risk-managed on a fair value basis for which we have elected the fair value option.

(4)	See Note 9, “Intangible Assets,” for additional information.

HSBC USA Inc.

The following table presents quantitative information about recurring fair value measurement of assets and liabilities classified as Level 3 fair value measurements as of June 30, 2012.

Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs

Collateralized debt obligations	$658	Broker quotes or consensus pricing and, where applicable, discounted cash flows	Prepayment rates	0% - 35%
			Constant default rates	4% - 14%
			Loss severity rates	50% - 100%
Corporate and other domestic debt securities	1,599	Option adjusted discounted cash flows	Option adjusted spread	446 basis points
		Discounted cash flows	Spread volatility on collateral assets	1.7% - 4.2%
			Correlation between insurance claim shortfall and collateral value	80%
Corporate debt securities issued by foreign entities	688	Discounted cash flows	Correlations of default among a portfolio of credit names of embedded credit derivatives	61% - 73%
Equity securities (investments in hedge funds)	12	Net asset value of hedge funds	Range of fair value adjustments to reflect restrictions on timing and amount of redemption and realization risks	0% - 90%
Interest rate derivative contracts	12	Market comparable adjusted for probability to fund	Probability to fund for rate lock commitments	NM(1)
Foreign exchange derivative contracts(4)	(25)	Option pricing model	Foreign exchange volatility and correlation of a basket of currencies	NM(2) (3)
Equity derivative contracts	(46)	Option pricing model	Price volatility of underlying equity and correlations of equities with a basket or index	NM(2) (3)
Credit derivative contracts(4)	921	Option pricing model	Correlation of defaults of a portfolio of reference credit names	12% - 33%
			Industry by industry correlation of defaults	40% - 76%
Mortgage servicing right	187	Option adjusted discounted cash flow	Constant prepayment rates	8.1% - 34.8%
			Option adjusted spread	8.1% - 19.1%
			Estimated annualized costs to service	$98 - $263 per account
Deposits in domestic offices (Structured deposits)	(2,908)	Option adjusted discounted cash flows	Foreign exchange volatility and correlations of a currency basket within the embedded derivative feature	NM(3)
			Equity price volatility and correlations of equity baskets or index within the embedded derivative feature
Long-term debt (Structured notes)	(287)	Option adjusted discounted cash flows	Foreign exchange volatility and correlations of a currency basket within the embedded derivative feature	NM(3)
			Equity price volatility and correlations of equity baskets or index within the embedded derivative feature

(1)	Insignificant Level 3 measurement. Disclosure is not meaningful to users.

HSBC USA Inc.

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

(4)	Excludes Level 3 inputs for a partially funded total return swap with a third party investor for which we fully hedge the market risks by holding the underlying foreign currency denominated security.

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

Material Additions to and Transfers Into (Out of) Level 3 Measurements During the three and six months ended June 30, 2012, we transferred $313 million and $475 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

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

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  Certain financial and non-financial assets are measured at fair value on a non-recurring basis and therefore, are not included in the tables above. These assets include (a) mortgage and consumer loans classified as held for sale reported at the lower of amortized cost or fair value and (b) impaired loans or assets that are written down to fair value based on the

HSBC USA Inc.

valuation of underlying collateral during the period. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances (e.g., impairment). The following table presents the fair value hierarchy level within which the fair value of the financial and non-financial assets has been recorded as of June 30, 2012 and 2011. The gains (losses) during the three and six months ended June 30, 2012 and 2011 are also included.

	Non-Recurring Fair Value Measurements as of June 30, 2012				Total Gains (Losses) For the Three Months Ended June 30, 2012	Total Gains (Losses) For the Six Months Ended June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$-	$4	$188	$192	$(4)	$(6)
Other consumer loans held for sale(1)	-	-	67	67	-	-
Impaired loans(2)	-	-	289	289	(12)	(23)
Real estate owned(3)	-	19	-	19	-	2
Commercial loans held for sale	-	349	-	349	-	-

Total assets at fair value on a non-recurring basis	$-	$372	$544	$916	$(16)	$(27)

	Non-Recurring Fair Value Measurements as of June 30, 2011				Total Gains (Losses) For the Three Months Ended June 30, 2011	Total Gains (Losses) For the Six Months Ended June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Residential mortgage loans held for sale(1)	$-	$38	$248	$286	$(7)	$(6)
Other consumer loans held for sale(1)	-	-	74	74	-	-
Impaired loans(2)	-	-	440	440	7	8
Real estate owned(3)	-	42	-	42	1	(3)
Commercial loans held for sale	-	13	-	13	-	-
Impairment of certain previously capitalized software development costs(4)	-	-	-	-	(16)	(94)
Building held for sale	-	-	8	8	(5)	(5)

Total assets at fair value on a non-recurring basis	$-	$93	$770	$863	$(20)	$(100)

(1)

As of June 30, 2012 and 2011, the fair value of the loans held for sale was below cost. Certain residential mortgage loans held for sale have been classified as a Level 3 fair value measurement within the fair value hierarchy as the underlying real estate properties which determine fair value are illiquid assets as a result of market conditions and significant inputs in estimating fair value were unobservable. Additionally, the fair value of these properties is affected by, among other things, the location, the payment history and the completeness of the loan documentation.

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

(4)

In the first quarter of 2011 it was determined that certain previously capitalized software development costs were no longer realizable as a result of the decision to cancel certain projects and, therefore, we recorded an impairment charge of $78 million representing the full amount of the developed software capitalized associated with these projects. The impairment charge was recorded in other expenses in our consolidated statement of income and is included in the results of our RBWM and CMB segment. During the second quarter of 2011, HSBC completed a comprehensive review of all platforms currently under development which resulted in additional projects being cancelled. As a result, we recorded an additional charge of $16 million relating to the impairment of certain previously capitalized

HSBC USA Inc.

software development costs relating to these projects which were determined to be no longer realizable. The impairment charges were recorded in other expenses in our consolidated statement of income and are included in the results of our segments principally in RBWM and CMB.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified with Level 3 of the fair value hierarchy as of June 30, 2012.

Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Residential mortgage loans held for sale	$188	Valuation of third party appraisal on underlying collateral	Loss severity rates	30% - 70%
Impaired loans	289	Valuation by third party appraisal on underlying collateral	Loss severity rates	3% - 100%

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

HSBC USA Inc.

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

Lending-related commitments – The fair value of commitments to extend credit, standby letters of credit and financial guarantees are not included in the table. The majority of the lending related commitments are not carried at fair value on a recurring basis nor are they actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period. Deferred fees on commitments and standby letters of credit totaled $52 million and $44 million at June 30, 2012 and December 31, 2011, respectively.

HSBC USA Inc.

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

Additional information relating to asset-backed securities and collateralized debt obligations is presented in the following tables:

Trading asset-backed securities and related collateral:

		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$-	$-	$71	$-	$198	$-	$269
	Home equity	-	-	-	-	-	-	-
	Student loans	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-

	Total AAA -A	-	-	71	-	198	-	269

BBB -B	Residential mortgages	-	-	1	-	-	-	1
	Home equity	-	-	-	-	-	-	-

	Total BBB -B	-	-	1	-	-	-	1

CCC -Unrated	Residential mortgages	-	-	-	-	4	-	4
	Home equity	-	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-

	Total CCC -Unrated	-	-	-	-	4	-	4

		$-	$-	$72	$-	$202	$-	$274

HSBC USA Inc.

Trading collateralized debt obligations and related collateral:

Rating of Securities:	Collateral Type:	Level 2	Level 3
	(in millions)
AAA -A	Commercial mortgages	$-	$-
	Residential mortgages	-	-
	Student loans	55	-
	Other	-	-

	Total AAA -A	55	-

BBB -B	Commercial mortgages	-	163
	Corporate loans	-	331
	Other	-	141

	Total BBB -B	-	635

CCC -Unrated	Commercial mortgages	-	64
	Corporate loans	-	-
	Other	-	-

	Total CCC -Unrated	-	64

		$55	$699

Available-for-sale securities backed by collateral:

		Commercial Mortgages		Prime		Alt-A		Sub-prime
Rating of Securities:	Collateral Type:	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3	Total
		(in millions)
AAA -A	Residential mortgages	$-	$-	$-	$-	$3	$-	$-	$-	$3
	Commercial mortgages	305	-	-	-	-	-	-	-	305
	Home equity	-	-	-	-	108	-	-	-	108
	Student loans	-	-	-	-	9	-	-	-	9
	Other	-	-	-	-	85	-	-	-	85

	Total AAA -A	305	-	-	-	205	-	-	-	510

BBB -B	Residential mortgages	-	-	-	-	-	-	-	-	-
	Home equity	-	-	-	-	79	-	1	-	80

	Total BBB -B	-	-	-	-	79	-	1	-	80

CCC -Unrated	Residential mortgages	-	-	-	-	2	-	-	-	2
	Home equity	-	-	-	-	63	-	-	-	63

	Total CCC -Unrated	-	-	-	-	65	-	-	-	65

		$305	$-	$-	$-	$349	$-	$1	$-	$655

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

HSBC USA Inc.

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

•

Interest Rate Derivatives – Swaps use interest rate curves based on currency that are actively quoted by brokers and other pricing services. Options will also use volatility inputs which are also quoted in the broker market. We use the Overnight Indexed Swap (OIS) curves as inputs to measure the fair value of certain collateralized interest rate derivatives.

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

HSBC USA Inc.

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

Presentation of Comprehensive Income  In June 2011, the FASB issued a new Accounting Standards Update on the presentation of other comprehensive income. This Update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. We adopted the new guidance effective January 1, 2012. See the Consolidated Statement of Comprehensive Income and Note 14, “Accumulated Other Comprehensive Income,” in these consolidated financial statements.

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

Executive Overview

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC USA Inc. and its subsidiaries may also be referred to in MD&A as “we,” “us,” or “our”.

The following discussion of our financial condition and results of operations excludes the results of our discontinued operations from all periods presented unless otherwise noted. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion of these operations.

Current Environment  The U.S. economy continued its overall weak recovery during the first half of 2012. During the second quarter, first quarter GDP was revised down to 1.9% and uncertainty remains an issue as businesses and markets look for clarity on Europe, the health of the U.S. economy and fiscal policy. For the second year in a row, consumer confidence has been on the decline during the second quarter as sovereign debt fears in Europe and domestic fiscal uncertainties are again playing a role in diminishing sentiment and continued to impact interest rates and spreads. Serious threats to economic growth remain, including high energy costs, continued pressure and uncertainty in the housing market and elevated unemployment levels. Businesses continue to be cautious about the underlying strength of demand over the remainder of 2012 and are hesitant about ramping up their hiring activity. Federal Reserve policy makers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through late 2014 and recent worries about the spillover effects of the deepening fiscal crisis in Europe have once again raised the possibility that the Federal Reserve may initiate new action to stimulate economic activity. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base. While home sales have improved since the end of 2011 and the oversupply of homes for sale has been shrinking, in part due to industry-wide foreclosure issues, housing prices continue to remain under pressure in many markets due to elevated foreclosure levels and further declines may be necessary before substantial progress in reducing the inventory of homes occurs.

HSBC USA Inc.

While the economy continued to add jobs in the first half of 2012, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 8.2 percent in June 2012. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility, including the ability to permanently resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in any of these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including declines in wage income and a difficult job market continue to influence consumer confidence. Additionally, there is continued uncertainty as to the future course of monetary policy and as to the impact on the economy and consumer confidence as the actions previously taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”), will continue to impact our results in 2012 and beyond, the degree of which is largely dependent upon the pace and extent of the economic recovery.

Due to the significant slow-down in foreclosure processing which began in the second half of 2008, and in some instances the prior cessation of all foreclosure processing by numerous loan servicers in late 2010, there has been a reduction in the number of properties being marketed following foreclosure. This reduction may increase demand for properties currently on the market resulting in a stabilization of home prices but may also result in a larger number of vacant properties still pending foreclosure in certain communities creating downward pressure on general property values. Moreover, as servicers begin to increase foreclosure activities and market properties in large numbers, a significant over-supply of housing inventory is likely to occur. This could lead to an increase in loss severity, which would adversely impact our provision for credit losses in future periods.

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

Performance, Developments and Trends  Loss from continuing operations was $593 million and $513 million during the three and six months ended June 30, 2012, respectively, compared to a loss of $44 million and income of $261 million during the three and six months ended June 30, 2011, respectively. Loss from continuing operations before income tax expense was $242 million and $144 million during the three and six months ended June 30, 2012, respectively, compared to income of $90 million and $382 million during the three and six months ended June 30, 2011, respectively. Income (loss) from continuing operations before income tax expense

HSBC USA Inc.

decreased during the three and six months ended June 30, 2012 as compared to the prior year periods driven by higher operating expenses and lower net interest margin, partially offset by higher other revenue and lower provision for credit losses. Other revenues in both 2012 periods includes a $330 million pre-tax gain ($71 million after-tax) from the sale of certain branches to First Niagara and operating expenses in both 2012 periods includes a $700 million expense accrual related to certain regulatory matters. In addition, our results in all periods were also impacted by the change in the fair value of our own debt and the related derivatives for which we have elected fair value option and in 2011, a non-recurring impairment of software development costs, all of which distorts the ability of investors to compare the underlying performance trends of our business. In order to better understand the underlying performance of our business, the following table summarizes the collective impact of these items on our income from continuing operations before income tax for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$(242)	$90	$(144)	$382
Change in value of our own fair value option debt and related derivatives	(165)	(54)	72	(39)
Gain on sale of branches	(330)	-	(330)	-
Expense accrual related to certain regulatory matters(1)	700	-	700	-
Impairment of software development costs	-	16	-	94

Income (loss) from continuing operations before income tax, excluding above items(2)	$(37)	$52	$298	$437

(1)	For additional discussion regarding expense accrual related to certain regulatory matters, see Note 21, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements.

(2)	Represents a non-U.S. GAAP financial measure.

Excluding the collective impact of the items in the table above, our income from continuing operations before tax for the three and six months ended June 30, 2012 remained lower compared to the prior year periods as lower other revenues and lower net interest income were partially offset by lower provision for credit losses and lower operating expenses.

During the six months ended June 30, 2012, we continued to reduce certain risk positions as opportunities arose. Improved market conditions and reduced outstanding exposure have resulted in a stabilization of valuation adjustments recorded, although we did see volatility once again during the second quarter of 2012 for some positions which affected the performance of our legacy Global Banking and Markets assets. A summary of the significant valuation adjustments that impacted revenue for the three and six months ended June 30, 2012 and 2011 are presented in the following table.

HSBC USA Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Gains (Losses)
Insurance monoline structured credit products(1)	$(18)	$16	$(10)	$32
Other structured credit products(1)	33	45	74	126
Mortgage whole loans held for sale, including whole loan purchase settlement (predominantly subprime)(2)	(2)	(9)	(3)	(14)
Leverage acquisition finance loans held for sale(4)	4	(17)	34	17

Total gains (losses)	$17	$35	$95	$161

(1)	Reflected in Trading revenue in the consolidated statement of income.

(2)	Reflected in Other income in the consolidated statement of income.

(3)	Reflected in Gain (loss) on instruments designated at fair value and related derivatives in the consolidated statement of income.

As discussed above, other revenues in the three and six months ended June 30, 2012 includes a gain from the sale of certain retail branches to First Niagara and in all periods reflects the impact of changes in value of our own debt and related derivatives for which we elected fair value option. Excluding the impact of these items, other revenue decreased $110 million and $112 million during the three and six months ended June 30, 2012, respectively, due primarily to lower trading revenue, lower other fees and commissions, lower credit card fees, lower other income and in the three month period, lower mortgage banking revenue, partially offset by higher securities gains. The lower trading revenue was driven by lower revenues in our legacy global markets businesses, as well as a decline in deal activity from weaker market conditions, partially offset by higher income from payments and cash management and, in the six month period, higher foreign exchange revenue which benefited from greater activity. Lower other fees and commissions were driven by lower debit card fees, while the lower credit card fees reflect lower outstanding balances driven by the sale of a portion of the portfolio to First Niagara in May. The lower other income was driven by lower earnings from equity investments and lower miscellaneous income. The lower mortgage banking revenue in the three month period was largely due to a higher provision for repurchase obligations and lower net MSR performance. Securities gains were higher due to increased sales associated with a re-balancing of the portfolio for risk management purposes based on the current interest rate environment. See “Results of Operations” for a more detailed discussion of other revenues.

Net interest income was $535 million and $1.1 billion during the three and six months ended June 30, 2012 compared to $543 million and $1.2 billion during the year-ago periods. The decrease in both periods reflects the impact of lower interest income on securities due to lower interest rates, partially offset by higher interest income on loans, driven by higher average balances on commercial loans due to new business volume. Also partially offsetting the decrease was lower interest expense driven largely by lower interest charges related to tax exposures as the prior year periods reflect an increase to interest expense of $84 million relating to both changes in estimated tax exposure as well as changes to the rate used to calculate interest on certain tax exposures. See “Results of Operations” for a more detailed discussion of net interest income.

Our provision for credit losses was $89 million during both the three and six months ended June 30, 2012, compared to $95 million and $93 million during the three and six months ended June 30, 2011, respectively. In our consumer loan portfolio, the provision for credit losses increased in both periods primarily due to higher provisions in our residential mortgage loan portfolio driven by higher loss estimates on troubled debt restructures and, as it relates to our home equity mortgage portfolio, higher charge-offs due to an increased volume of loans where we have decided not to pursue foreclosure. These increases were partially offset by continued improvements in economic and credit conditions, including lower dollars of delinquency and improvements in loan delinquency roll rates. In our commercial portfolio, the provision for credit losses was lower in both periods as the prior year periods include a specific provision associated with the downgrade of an individual commercial

HSBC USA Inc.

real estate loan. Excluding the specific provision, our commercial loan provision increased in both periods driven largely by increased levels of reserves for risk factors associated with expansion activities in the U.S and Latin America as well as the impact of higher reserve releases in the prior year. See “Results of Operations” for a more detailed discussion of our provision for credit losses.

Operating expenses totaled $1.6 billion and $2.4 billion during the three and six months ended June 30, 2012, respectively, an increase of 74 percent and 32 percent, respectively, compared to the year-ago periods. Operating expenses in both 2012 periods reflects a $700 million expense accrual in the second quarter of 2012 related to certain regulatory matters and in 2011, an impairment of certain previously capitalized software development costs which totaled $16 million and $94 million in the three and six months ended June 30, 2011, respectively. Excluding the impact of these items, operating expenses decreased 3 percent and 1 percent, respectively, compared to the year-ago periods as lower salaries and benefits, lower occupancy costs as well as lower marketing and FDIC assessment fees were partially offset by higher compliance costs. Compliance costs were a significant component of our cost base in the first half of 2012, totaling $111 million and $208 million in the three and six months ended June 30, 2012, respectively, compared to $70 million and $95 million in the year-ago periods, largely attributable to investment in BSA/AML process enhancements and infrastructure. While we continue to focus attention on cost mitigation efforts in order to continue realization of optimal cost efficiencies, we expect compliance remediation related costs will remain elevated in 2012 as we continue to address the requirements of the regulatory consent agreements. See “Results of Operations” for a more detailed discussion of our operating expenses.

Our efficiency ratio from continuing operations was 110.94 percent during the three months ended June 30, 2012 compared to 82.79 percent during the year-ago quarter. Our efficiency ratio from continuing operations was 102.34 percent during the six months ended June 30, 2012 compared to 79.31 percent during the year-ago period. Our efficiency ratio was impacted in all periods by the change in the fair value of our own debt and related derivatives for which we have elected fair value option accounting. Also impacting the efficiency ratio in both 2012 periods was the gain from the sale of certain non-strategic retail branches to First Niagara as well as a $700 million expense accrual related to certain regulatory matters and, in both prior year periods, the impairment of certain software development costs discussed above. Excluding the impact of these items, our efficiency ratio was 94.24 percent and 81.52 percent in the three and six months ended June 30, 2012, respectively, compared to 85.60 percent and 76.48 percent in the corresponding three and six months ended June 30, 2011. The increase in the efficiency ratio was a result of a decline in net interest income and other revenues as discussed above, partially offset by lower operating expenses. While operating expenses declined in both periods, driven by the impact of our retail branch divestitures and cost mitigation efforts, they continue to reflect elevated levels of compliance costs.

We continue to focus on cost optimization efforts to ensure realization of cost efficiencies. In an effort to create a more sustainable cost structure, a formal review was initiated in 2011 to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Workforce reductions, some of which relate to organizational structure redesign, have resulted in total legal entity full-time equivalent employees being reduced by 20 percent since June 30, 2011. Workforce reductions are also occurring in certain non-compliance shared services functions, which we expect will result in additional reductions to future allocated costs for these functions. The review is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.

Our effective tax rate was 146.2 percent for the three months ended June 30, 2012 compared to 148.9 percent in the prior year quarter. Our effective tax rate was 257.9 percent for the six months ended June 30, 2012 compared to 31.7 percent in the prior year period. The effective tax rate for the three and six months ended June 30, 2012 reflects non-deductible goodwill related to the branches sold to First Niagara, a non-deductible expense accrual related to certain regulatory matters, the establishment of a tax reserve against the current liability account,

HSBC USA Inc.

foreign tax expense, an increase in the state uncertain tax reserve accrual, the utilization of low income housing credits and the impact of state taxes. The effective tax rate for the six months ended June 30, 2012 also reflects the effect of a change in state rates used to value deferred taxes. The effective tax rate for the three and six months ended June 30, 2011 primarily reflects an adjustment in uncertain tax positions, the utilization of low income housing tax credits, a change in state tax rates used to value deferred taxes, the impact of state taxes and the release of valuation allowance previously established on foreign tax credits. See Note 13, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, completed the sale of its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). The sale included our GM and UP credit card receivables as well as our private label credit card and closed-end receivables, all of which were purchased from HSBC Finance. We recorded lower of amortized cost or fair value adjustments totaling $1.0 billion on these receivables since being classified as held for sale as a component of Assets of discontinued operations on our balance sheet during the third quarter of 2011, of which $107 million and $440 million was recorded in the three and six months ended June 30, 2012, respectively. This fair value adjustment was largely offset by held for sale accounting adjustments in which loan impairment charges and premium amortization are no longer recorded. The total final cash consideration allocated to us based upon April 30, 2012 balances was approximately $19.2 billion, which did not result in the recognition of a gain or loss upon completion of the sale as the receivables were recorded at fair value.

On May 18, 2012, we completed the sale of 138 branches to First Niagara and recognized an after-tax gain, net of allocated non-deductible goodwill, of $71 million. Since the premium received of $886 million was calculated based on the total amount of outstanding deposit balances for all branches being sold, a pro-rata portion of the premium related to the deposit balances associated with the branches that were not sold in the amount of $209 million was deferred as unearned revenue and will be recognized in future periods as the remaining branches and related deposit amounts are sold. Included in the sale of the 138 non-strategic retail branches were approximately $10.3 billion in deposits and $1.6 billion in loans. Branch premises were sold for fair value and loans and other transferred assets were sold at their book values. We subsequently completed the sale of an additional 53 branches during July 2012 and expect to recognize an additional after-tax gain, net of allocated non-deductible goodwill, of approximately $26 million in the third quarter. We currently anticipate we will complete the sale of the remaining 4 non-strategic retail branches during August 2012 which will not have a significant financial impact on our operations.

In April 2012, we completed the de-recognition of our 452 Fifth Avenue headquarters building which was sold in April 2010. The building was not able to be de-recognized at the time of sale due to a profit sharing arrangement with the purchaser relating to any future sale of the building which expired in April. The deferred gain of $117 million will be amortized over the remaining life of the lease which is eight years.

We previously announced to employees that we are considering strategic options for our mortgage operations, with the objective of recommending the future course of our prime mortgage lending and mortgage servicing platforms. On May 7, 2012, we announced that we have entered into a strategic relationship with PHH Mortgage to manage our mortgage processing and servicing operations. The conversion of these operations is expected to be completed in the first quarter of 2013. Under the terms of the agreement, PHH Mortgage will provide us with mortgage origination processing services as well as sub-servicing of our portfolio of owned and serviced mortgages totaling $52.2 billion as of June 30, 2012. We will continue to own both the mortgages on our balance sheet and the mortgage servicing rights associated with these loans. We will sell our agency eligible originations to PHH Mortgage on a servicing released basis which will result in no additional mortgage servicing rights being recognized going forward. As a result of this agreement, many of our mortgage servicing employees will be given the opportunity to transfer to PHH Mortgage. No significant one-time restructuring costs have been or are expected to be incurred as a result of this transaction. We plan to continue originating mortgages for our customers with particular emphasis on Premier relationships.

HSBC USA Inc.

We continue to evaluate our overall operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities.

The financial information set forth below summarizes selected financial highlights of HSBC USA Inc. as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars are in millions)
Income (loss) from continuing operations	$(593)	$(44)	$(513)	$261

Rate of return on average :
Total assets	(1.22)%	(.10)%	(.54)%	.30%
Total common shareholder’s equity	(14.60)	(2.02)	(6.42)	2.91
Net interest margin to average earning assets	1.29	1.29	1.35	1.45
Efficiency ratio(2)	110.94	82.79	102.34	79.31
Commercial loan net charge-off ratio(1)	.09	.70	.49	.42
Consumer loan net charge-off ratio(1)	1.41	1.32	1.39	1.38

	June 30, 2012	December 31, 2011
	(dollars are in millions)
Loans:
Commercial loans	$37,417	$33,649
Consumer loans	18,647	18,218

Total loans	$56,064	$51,867

Loans held for sale	$1,982	$3,670

Allowance for credit losses as a percent of loans(1)	1.10%	1.43%
Consumer two-months-and-over contractual delinquency	6.18	6.01
Loan-to-deposits ratio(3)	60.98	53.33
Total shareholders’ equity to total assets	9.12	9.80
Total capital to risk weighted assets	20.61	18.39
Tier 1 capital to risk weighted assets	14.34	12.74
Tier 1 common equity to risk weighted assets	11.97	10.72

(1)	Excludes loans held for sale.

(2)	Total operating expenses, reduced by minority interests, expressed as a percentage of the sum of net interest income and other revenues.

(3)

Represents period end loans, net of loss reserves, as a percentage of domestic deposits less certificate of deposits equal to or less than $100 thousand. Excluding the deposits and loans held for sale to First Niagara, the ratio was 62.82 and 59.60 percent at June 30, 2012 and December 31, 2011.

Loans  Loans, excluding loans held for sale, were $56.1 billion at June 30, 2012 compared to $51.9 billion at December 31, 2011. The increase in loans as compared to December 31, 2011 was driven by an increase in commercial loans of $3.8 billion due to new business activity, particularly in global banking as well as in business banking and middle market enterprises, while consumer loans increased modestly, driven by higher levels of residential mortgage loans largely associated with originations targeted at our Premier customer relationships. The commercial loan increases were partially offset by paydowns and managed reductions in certain exposures. We continue to sell a substantial portion of new mortgage loan originations to government sponsored enterprises. See “Balance Sheet Review” for a more detailed discussion of the changes in loan balances.

HSBC USA Inc.

Credit Performance  Our allowance for credit losses as a percentage of total loans decreased to 1.10 percent at June 30, 2012 as compared to 1.43 percent at December 31, 2011. The decrease in our allowance ratio reflects a lower allowance for credit losses in substantially all of our loan portfolios due to improved credit quality, including lower dollars of delinquency, reductions in certain commercial loan exposures including the charge-off of three specific global banking client relationships and continuing improvements in economic conditions.

Our consumer two-months-and-over contractual delinquency as a percentage of loans and loans held for sale (“delinquency ratio”) increased to 6.18 percent at June 30, 2012 as compared to 6.01 percent at December 31, 2011 driven largely by lower overall receivable balances in our residential mortgage loan portfolio due to lower loan levels of residential mortgages loans held for sale, a substantial majority of which were less than 60 days contractually delinquent, partially offset by improved delinquency levels. See “Credit Quality” for a more detailed discussion of the increase in our delinquency ratios.

Net charge-offs as a percentage of average loans (“net charge-off ratio”) for the three months ended June 30, 2012 decreased 52 basis points compared to the quarter ended March 31, 2012 due to higher commercial loan charge-offs in the prior quarter driven by three specific global banking client relationships. Compared to the prior year quarter, our net charge-off ratio decreased 41 basis points driven by lower levels of commercial loan charge-offs. See “Credit Quality” for a more detailed discussion of our trends in net charge-off.

Funding and Capital  Capital amounts and ratios are calculated in accordance with current banking regulations. Our Tier 1 capital ratio was 14.34 percent and 12.74 percent at June 30, 2012 and December 31, 2011, respectively. Our capital levels remain well above levels established by current banking regulations as “well capitalized”. We did not receive any cash capital contributions from our immediate parent, HSBC North America Inc. (“HNAI”) during the first half of 2012.

As part of the regulatory approvals with respect to the affiliate receivable purchases completed in January 2009, HSBC Bank USA and HSBC made certain additional capital commitments to ensure that HSBC Bank USA holds sufficient capital with respect to the purchased receivables that are or may become “low-quality assets,” as defined by the Federal Reserve Act. These capital requirements, which require a risk-based capital charge of 100 percent for each “low-quality asset” transferred or arising in the purchased portfolios rather than a typical eight percent capital charge applied to similar assets that are not part of the transferred portfolios, are applied both for purposes of satisfying the terms of the commitments and for purposes of measuring and reporting HSBC Bank USA’s risk-based capital and related ratios. This treatment applies as long as the low-quality assets are owned by HSBC Bank USA. In 2011, HSBC Bank USA sold low-quality credit card receivables with a net book value of approximately $266 million to a non-bank subsidiary of HSBC USA Inc. to reduce the capital requirement associated with these assets. The remaining purchased receivables subject to this requirement have been sold to Capital One as part of the previously discussed sale which was completed on May 1, 2012. We exceeded the minimum capital ratios required at June 30, 2012 and December 31, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
	(in millions)
Income from continuing operations before income tax from prior year	$90	$315	$382	$902
Increase (decrease) in income from continuing operations before income tax attributable to:
Balance sheet management activities excluding gains (losses) on security sales(1)	(3)	(18)	9	1
Trading revenue(2)	(45)	70	(80)	115
Gains (losses) on security sales	53	11	39	34
Loans held for sale(3)	12	2	16	(80)
Residential mortgage banking related revenue (loss)(4)	(47)	129	13	131
Gain on the sale of branches	330	-	330	-
Gain (loss) on own debt designated at fair value and related derivatives(5)	111	(151)	(111)	(199)
Gain (loss) on instruments at fair value and related derivatives, excluding own debt(5)	(10)	9	(21)	32
Provision for credit losses(6)	6	(35)	4	(110)
Expense accrual related to certain regulatory matters(7)	(700)	-	(700)	-
Interest expense on certain tax exposures	82	(83)	71	(84)
Impairment of software development costs	16	(16)	94	(94)
All other activity(8)	(137)	(143)	(190)	(266)

Income (loss) from continuing operations before income tax for current period	$(242)	$90	$(144)	$382

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

(2)	For additional discussion regarding trading revenue, see the caption “Results of Operations” in this MD&A.

(3)	For additional discussion regarding loans held for sale, see the caption “Balance Sheet Revenue” in this MD&A.

(4)	For additional discussion regarding residential mortgage banking revenue, see the caption “Results of Operations” in this MD&A.

(5)	For additional discussion regarding fair value option and fair value measurement, see Note 12, “Fair Value Option,” in the accompanying consolidated financial statements.

(6)	For additional discussion regarding provision for credit losses, see the caption “Results of Operations” in this MD&A.

(7)	For additional discussion regarding expense accrual related to certain regulatory matters, see Note 21, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements.

(8)	Represents other banking activities, including revenue and expense items not specifically identified above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net income (loss) – U.S. GAAP basis	$(545)	$82	$(310)	$561
Adjustments, net of tax:
Reclassification of financial assets	(11)	6	(42)	(25)
Securities	-	(1)	(1)	10
Derivatives	(2)	2	(2)	4
Loan impairment	10	1	10	3
Property	(6)	(14)	(9)	(16)
Pension costs	3	(7)	8	(1)
Purchased loan portfolios	-	(6)	-	(21)
Transfer of credit card receivables to held for sale and subsequent sale	(41)	-	(31)	-
Servicing assets	-	(2)	-	(2)
Gain on the sale of branches	70	-	70	-
Tax valuation allowances	-	(13)	-	26
Uncertain tax positions	-	160	-	-
Other	7	(2)	11	2

Net profit (loss) – IFRSs basis	(515)	206	(296)	541
Tax provision – IFRSs basis	(346)	(149)	(424)	(269)

Profit (loss) before tax – IFRSs basis	$(169)	$355	$128	$810

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

Property – The sale of our 452 Fifth Avenue property, including the 1 W. 39th Street building in April 2010, resulted in the recognition of a gain under IFRSs while under U.S. GAAP, such gain is deferred and recognized over eight years due to our continuing involvement.

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor”). In 2011, amounts reflect a pension curtailment gain relating to the branch sales as under IFRSs recognition occurs when “demonstrably committed to the transaction” as compared to U.S. GAAP when recognition occurs when the transaction is completed. Furthermore, in 2010, changes to future

HSBC USA Inc.

accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

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

Transfer of credit card receivables to held for sale and subsequent sale – For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for in accordance with IAS 39, with any gain or loss recognized at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. As a result, any loss is recorded prior to sale.

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

Gain on sale of branches – Under U.S. GAAP, the amount of goodwill allocated to the retail branch disposal group is higher as goodwill amortization ceased under U.S. GAAP in 2002 while under IFRS, goodwill was amortized until 2005. This resulted in a lower gain under U.S. GAAP.

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

HSBC USA Inc.

Balance Sheet Review

We utilize deposits and borrowings from various sources to provide liquidity, fund balance sheet growth, meet cash and capital needs, and fund investments in subsidiaries. Balance sheet totals at June 30, 2012 and increases (decreases) over prior periods, including continuing and discontinuing operations, are summarized in the table below.

	June 30, 2012	Increase (Decrease) from
		March 31, 2012		December 31, 2011
		Amount	%	Amount	%
	(dollars are in millions)
Period end assets:
Short-term investments	$34,003	$953	2.9%	$3,824	12.7%
Loans, net	55,445	2,179	4.1	4,321	8.5
Loans held for sale	1,982	(1,411)	(41.6)	(1,688)	(46.0)
Trading assets	35,778	(275)	(.8)	(3,022)	(7.8)
Securities	62,347	6,889	12.4	7,031	12.7
Other assets	10,872	(18,883)	(63.5)	(20,319)	(65.1)

	$200,427	$(10,548)	(5.0)%	$(9,853)	(4.7)%

Funding sources:
Total deposits	$123,227	$(14,300)	(10.4)%	$(16,502)	(11.8)%
Trading liabilities	20,220	2,110	11.7	6,034	42.5
Short-term borrowings	10,731	(1,260)	(10.5)	(5,278)	(33.0)
All other liabilities	7,982	2,932	58.1	2,837	55.1
Long-term debt	20,014	345	1.8	3,305	19.8
Shareholders’ equity	18,253	(375)	(2.0)	(249)	(1.3)

	$200,427	$(10,548)	(5.0)%	$(9,853)	(4.7)%

Short-Term Investments  Short-term investments include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell. Balances will fluctuate between periods depending upon our liquidity position at the time.

HSBC USA Inc.

Loans, Net  Loan balances at June 30, 2012 and increases (decreases) from prior periods are summarized in the table below:

	June 30, 2012	Increase (Decrease) from
		March 31, 2012		December 31, 2011
		Amount	%	Amount	%
	(dollars are in millions)
Commercial loans:
Construction and other real estate	$7,977	$200	2.6%	$117	1.5%
Business banking and middle market enterprises	11,256	367	3.4	1,031	10.1
Global banking(1)	15,042	1,190	8.6	2,384	18.8
Other commercial loans	3,142	91	3.0	236	8.1

Total commercial loans	37,417	1,848	5.2	3,768	11.2

Consumer loans:
Residential mortgages, excluding home equity mortgages	14,758	414	2.9	645	4.6
Home equity mortgages	2,455	(36)	(1.4)	(108)	(4.2)

Total residential mortgages	17,213	378	2.2	537	3.2
Credit Card	783	(3)	(.4)	(45)	(5.4)
Other consumer	651	(28)	(4.1)	(63)	(8.8)

Total consumer loans	18,647	347	1.9	429	2.4

Total loans	56,064	2,195	4.1	4,197	8.1
Allowance for credit losses	619	16	2.7	(124)	(16.7)

Loans, net	$55,445	$2,179	4.1%	$4,321	8.5%

(1)

Represents large multinational firms including globally focused U.S. corporate and financial institutions and USD lending to selected high quality Latin American and other multinational customers managed by HSBC on a global basis.

Commercial loan balances increased compared to both March 31, 2012 and December 31, 2011, driven by new business activity, particularly in global banking as well as in business banking and middle market enterprises. These increases were partially offset by paydowns and managed reductions in certain exposures.

Residential mortgage loans increased since March 31, 2012 and December 31, 2011. As a result of balance sheet initiatives to manage interest rate risk and improve the structural liquidity of HSBC Bank USA, we continue to sell a substantial portion of our new residential loan originations through the secondary markets. The balances reflect increases to the portfolio associated with originations targeted at our Premier customer relationships and compared with December 31, 2011, the transfer in the first quarter of 2012 of $140 million of FHA/VA loans from held for sale that were not part of the loan sale to First Niagara.

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

	Refreshed LTVs(1)(2) at June 30, 2012		Refreshed LTVs(1)(2) at December 31, 2011
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	76.4%	60.2%	75.4%	62.2%
80% < LTV < 90%	10.0	13.5	11.0	13.7
90% < LTV < 100%	6.3	10.8	6.5	10.2
LTV > 100%	7.3	15.5	7.2	13.8
Average LTV for portfolio	67.9%	72.1%	67.7%	71.2%

HSBC USA Inc.

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

(2)

Current property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects current estimated property values using HPIs as of March 31, 2012 and September 30, 2011, respectively.

Credit card receivable balances which represents our legacy HSBC Bank USA credit card portfolio, decreased compared to both December 31, 2011 and March 31, 2012 driven by a continued focus by customers to reduce outstanding credit card debt and as compared with December 31, 2011, seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

Other consumer loans have decreased primarily due to the discontinuation of originations of student loans and run-off of our installment loan portfolio.

Loans Held for Sale  Loans held for sale at June 30, 2012 and decreases since from prior periods are summarized in the table below.

	June 30, 2012	Increase (Decrease) from
		March 31, 2012		December 31, 2011
		Amount	%	Amount	%
	(dollars are in millions)
Total commercial loans	$875	$(85)	(8.9)%	$(90)	(9.3)%
Consumer loans:
Residential mortgages	903	(930)	(50.7)	(1,155)	(56.1)
Credit card receivables	94	(294)	(75.8)	(322)	(77.4)
Other consumer	110	(102)	(48.1)	(121)	(52.4)

Total consumer loans	1,107	(1,326)	(54.5)	(1,598)	(59.1)

Total loans held for sale	$1,982	$(1,411)	(41.6)%	$(1,688)	(46.0)%

Included in loans held for sale at June 30, 2012 are $531 million of loans that are being sold as part of our agreement to sell certain branches to First Niagara, including $115 million of commercial loans, $279 million of residential mortgages, $94 million of credit card receivables and $43 million of other consumer loans. Included in loans held for sale at March 31, 2012 are $2.4 billion of loans that are being sold as part of our agreement to sell certain branches, including $497 million of commercial loans, $1.3 billion of residential mortgages, $388 million of credit card receivables and $144 million of other consumer loans. Included in loans held for sale at December 31, 2011 are $2.5 billion on loans that are being sold as part of our agreement to sell certain branches, including $521 million of commercial loans, $1.4 billion of residential mortgages, $416 million of credit card receivables and $161 million of other consumer loans. The decrease in these balances from both March 31, 2012 and December 31, 2011 was driven primarily by the completion of the sale of 138 of the 195 branches being sold to First Niagara. The sale of the remaining branches is expected to be completed in the third quarter of 2012.

We originate commercial loans in connection with our participation in a number of leveraged acquisition finance syndicates. A substantial majority of these loans were originated with the intent of selling them to unaffiliated third parties and are classified as commercial loans held for sale. Commercial loans held for sale under this program were $411 million, $410 million and $377 million at June 30, 2012, March 31, 2012 and December 31,

HSBC USA Inc.

2011, respectively, all of which are recorded at fair value as we have elected to designate these loans under fair value option. In addition beginning in 2010, we provided loans to third parties which are classified as commercial loans held for sale and for which we also elected to apply fair value option. See Note 12, “Fair Value Option,” in the accompanying consolidated financial statements for further information.

Commercial loans held for sale also includes commercial real estate loans of $313 million and $55 million at June 30, 2012 and December 31, 2011, respectively, which are originated with the intent to sell to government sponsored enterprises.

In addition to the $279 million, $1.3 billion and $1.4 billion of residential mortgage loans held for sale to First Niagara at June 30, 2012, March 31, 2012 and December 31, 2011, respectively, discussed above, residential mortgage loans held for sale include subprime residential mortgage loans of $164 million, $170 million and $181 million at June 30, 2012, March 31, 2012 and December 31, 2011, respectively, which were acquired from unaffiliated third parties and from HSBC Finance with the intent of securitizing or selling the loans to third parties. Also included in residential mortgage loans held for sale are first mortgage loans originated and held for sale primarily to various government sponsored enterprises. We retained the servicing rights in relation to the mortgages upon sale. Balances have declined since December 31, 2011 largely due to the transfer of $140 million of FHA/VA loans previously held for sale to First Niagara back to loans held for investment and, to a lesser extent, subprime residential mortgage loan sales. We sold subprime residential mortgage loans with a carrying amount of $4 million in 2012.

In addition to closed-end private label loans with a balance of $43 million, $144 million and $161 million at June 30, 2012, March 31, 2012 and December 31, 2011, respectively, other consumer loans held for sale in all periods also include certain student loans which we no longer originate.

Consumer loans held for sale are recorded at the lower of cost or fair value. The valuation adjustment on loans held for sale was $228 million and $251 million at June 30, 2012 and December 31, 2011, respectively.

Trading Assets and Liabilities  Trading assets and liabilities balances at June 30, 2012 and increases (decreases) over prior periods, are summarized in the table below.

	June 30, 2012	Increase (Decrease) from
		March 31, 2012		December 31, 2011
		Amount	%	Amount	%
	(dollars are in millions)
Trading assets:
Securities(1)	$11,509	$(33)	(.3)%	$(1,437)	(11.1)%
Precious metals	14,459	(1,790)	(11.0)	(2,623)	(15.4)
Derivatives(2)	9,810	1,548	18.8	1,038	11.8

	$35,778	$(275)	(.8)%	$(3,022)	(7.8)%

Trading liabilities:
Securities sold, not yet purchased	$316	$(147)	(31.7)%	$(27)	(7.9)%
Payable for precious metals	6,958	(1,015)	(12.7)	(41)	(.6)
Derivatives(3)	12,946	3,272	33.8	6,102	89.2

	$20,220	$2,110	11.7%	$6,034	42.5%

(1)	Includes U.S. Treasury securities, securities issued by U.S. Government agencies and U.S. Government sponsored enterprises, other asset-backed securities, corporate bonds and debt securities.

(2)

At June 30, 2012, March 31, 2012 and December 31, 2011, the fair value of derivatives included in trading assets has been reduced by $6.2 billion, $4.4 billion and $4.8 billion, respectively, relating to amounts recognized for the obligation to return cash collateral received under master netting agreements with derivative counterparties.

(3)

At June 30, 2012, March 31, 2012 and December 31, 2011, the fair value of derivatives included in trading liabilities has been reduced by $2.5 billion, $3.3 billion and $6.3 billion, respectively, relating to amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative.

HSBC USA Inc.

Securities balances decreased since March 31, 2012 and December 31, 2011 due to a decrease in U.S. Treasury, corporate and foreign sovereign positions related to hedges for derivative positions in both the interest rate and emerging market trading portfolios. Balances of securities sold, not yet purchased decreased since year-end due to a decrease in short U.S. Treasury positions related to hedges of derivatives in the interest rate trading portfolio.

Precious metals trading assets decreased at June 30, 2012 compared to both March 31, 2012 and December 31, 2011. The decrease from March 31, 2012 was primarily from a reduction in unallocated metal balances held for customers and lower metal prices while the decrease from December 31, 2011 was due to a reduction in gold trading inventory. The lower payable for precious metals compared to March 31, 2012 and December 31, 2011 was primarily due to a decrease in unallocated metal balances held for customers.

Derivative assets and liabilities balances as compared to March 31, 2012 and December 31, 2011 increased mainly from market movements as valuations of interest rate derivatives increased offsetting decreases in value of foreign exchange and credit derivatives. The balances also reflect the continued decrease in credit derivative positions as a number of transaction unwinds and commutations reduced the outstanding market value as management continues to actively reduce exposure. The derivative liability balance increased in both periods due to the increase in cash collateral held as well as the increase in interest rate derivative valuations.

Securities  Securities include securities available-for-sale and securities held-to-maturity. Balances will fluctuate between periods depending upon our liquidity position at the time. See Note 5, “Securities,” in the accompanying consolidated financial statements for additional information.

Deposits Deposit balances by major depositor categories at June 30, 2012 and increases (decreases) over prior periods, are summarized in the table below.

	June 30, 2012	Increase (Decrease) from
		March 31, 2012		December 31, 2011
		Amount	%	Amount	%
	(dollars are in millions)
Individuals, partnerships and corporations	$100,991	$468	.5%	$(678)	(.7)%
Domestic and foreign banks	17,255	(3,254)	(15.9)	(3,371)	(16.3)
U.S. Government, states and political subdivisions	777	1	.1	(58)	(6.9)
Foreign governments and official institutions	571	129	29.2	(884)	(60.8)
Deposits held for sale(1)	3,633	(11,644)	(76.2)	(11,511)	(76.0)

Total deposits	$123,227	$(14,300)	(10.4)%	$(16,502)	(11.8)%

Total core deposits(2)	$95,191	$(8,286)	(8.0)%	$(8,948)	(8.6)%

(1)	Represents deposits we have agreed to sell to First Niagara.

(2)

We monitor “core deposits” as a key measure for assessing results of our core banking network. Core deposits generally include all domestic demand, money market and other savings accounts, as well as time deposits with balances not exceeding $100,000. Balances at June 30, 2012, March 31, 2012 and December 31, 2011 include deposits held for sale.

Deposits continued to be a significant source of funding during the first half of 2012. Deposits at June 30, 2012 decreased compared to March 31, 2012 and December 31, 2011 as increases in interest bearing domestic branch deposits primarily driven by our Premier strategy were more than offset by the impact associated with the completion of the sale of 138 of a total 195 retail branches to First Niagara in May 2012, which reduced outstanding deposit levels by $10.3 billion. The sale of the remaining branches is expected to be completed in the third quarter of 2012. Additionally, there were decreases in interest bearing deposits in foreign offices and non-interest bearing deposits. Core domestic deposits, which are a substantial source of our core liquidity, decreased during the second quarter and first half of 2012 driven by the sale of branches as well as a decrease in institutional transaction account balances.

HSBC USA Inc.

Our strategy for our core retail banking business is to grow our market share and deepen relationships with existing customers in key internationally connected urban markets with a focus on needs based, relationship led wealth and banking services. This strategy includes various initiatives, such as:

•

HSBC Premier, HSBC’s global banking service that offers internationally-minded, mass affluent customers unique international services seamlessly delivered through HSBC’s global network coupled with a premium local service with a dedicated premier relationship manager. Total Premier deposits have decreased to $25.4 billion at June 30, 2012 as compared to $30.5 billion and $29.9 billion at March 31, 2012 and December 31, 2011, respectively, primarily as a result of the sale of branches to First Niagara and;

•	Deepening our existing customer relationships by needs-based sales of wealth, banking and mortgage products.

Short-Term Borrowings  Balances at June 30, 2012 decreased as compared to March 31, 2012 and December 31, 2011 as a result of decreased levels of securities sold under agreements to repurchase.

Long-Term Debt  Long-term debt at June 30, 2012 increased as compared to March 31, 2012 and December 31, 2011 due to long-term debt issuances totaling $1.2 billion and $4.7 billion in the second quarter and first half of 2012, respectively, partially offset by maturities.

Incremental issuances from the $40 billion HSBC Bank USA Global Bank Note Program totaled $55 million and $202 million during the three and six months ended June 30, 2012, respectively, compared to $89 million and $324 million during the year-ago periods. Total debt outstanding under this program was $4.8 billion at June 30, 2012 and $4.9 billion at December 31, 2011.

Incremental long-term debt issuances from our shelf registration statement with the Securities and Exchange Commission totaled $1.2 billion and $4.5 billion during the three and six months ended June 30, 2012, respectively, compared to $605 million and $1.1 billion during the year-ago periods. Total long-term debt outstanding under this shelf was $7.4 billion and $3.8 billion at June 30, 2012 and December 31, 2011, respectively.

Borrowings from the Federal Home Loan Bank of New York (“FHLB”) totaled $1.0 billion at both June 30, 2012 and December 31, 2011. At June 30, 2012, we had the ability to access further borrowings of up to $4.3 billion based on the amount pledged as collateral with the FHLB.

We have entered into transactions with variable interest entities (“VIEs”) organized by HSBC affiliates and unrelated third parties. We are the primary beneficiary of certain of these VIEs under the applicable accounting literature and, accordingly, we have consolidated the assets and the debt of these VIEs. Debt obligations of VIEs totaling $55 million were included in long-term debt at both June 30, 2012 and December 31, 2011. See Note 19, “Variable Interest Entities,” in the accompanying consolidated financial statements for additional information regarding VIE arrangements.

HSBC USA Inc.

Residential Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for residential mortgage loans. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Number of REO properties at end of period	188	201	206	275	436
Number of properties added to REO inventory in the period	88	106	63	57	122
Average loss on sale of REO properties(1)	5.9%	.7%	3.8%	2.3%	1.5%
Average total loss on foreclosed properties(2)	48.7%	55.7%	50.7%	57.5%	41.7%
Average time to sell REO properties (in days)	284	378	340	276	233

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

As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the first and second quarters of 2012, we added 106 properties and 88 properties to REO inventory which primarily reflects loans for which we had either accepted the deed to the property in lieu of payment or for which we had received a foreclosure judgment prior to the suspension of foreclosures. We expect the number of REO properties added to inventory will increase during the remainder of 2012 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states as discussed below.

The number of REO properties at June 30, 2012 decreased as compared to March 31, 2012 and December 31, 2011 as the volume of properties added to REO inventory continues to be slow as a result of the backlog in foreclosure activities driven by the temporary suspension of foreclosures as discussed above, as well as continuing sales of REO properties during the first half of 2012. We have resumed processing suspended foreclosure activities where judgment had not yet been entered in substantially all states. We have also begun

HSBC USA Inc.

initiating new foreclosure activities in substantially all states, although we are currently focusing our new foreclosure activities only in certain states. It will take time to work through the backlog of loans in each state that have not yet been referred to foreclosure.

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

In the following table which summarizes the significant components of net interest income according to “volume” and “rate” includes $10 million and $50 million for the three and six months ended June 30, 2012, respectively, and $56 million and $116 million for the three and six months ended June 30, 2011, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Yield on total earning assets	1.98%	2.24%	2.07%	2.33%
Rate paid on interest bearing liabilities	.83	1.04	.81	.95

Interest rate spread	1.15	1.20	1.26	1.38
Benefit from net non-interest earning or paying funds	.14	.09	.09	.07

Net interest margin to earning assets(1)	1.29%	1.29%	1.35%	1.45%

HSBC USA Inc.

Significant trends affecting the comparability of net interest income and interest rate spread for the three and six months ended June 30, 2012 are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Amount	Interest Rate Spread	Amount	Interest Rate Spread
	(dollars are in millions)
Net interest income/interest rate spread from prior year	$494	1.20%	$1,070	1.38%
Increase (decrease) in net interest income associated with:
Trading related activities	(41)		(56)
Balance sheet management activities(1)	10		8
Commercial loans	-		(48)
Deposits	(18)		(21)
Residential mortgage banking	(6)		(15)
Interest on estimated tax exposures	82		71
Other activity	9		75

Net interest income/interest rate spread for current year	$530	1.15%	$1,084	1.26%

(1)

Represents our activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and our approach to manage such risk, are described under the caption “Risk Management” in this Form 10-Q.

Trading related activities  Net interest income for trading related activities decreased during the three and six months ended June 30, 2012 primarily due to lower rates earned on interest earning trading assets as well as lower average balances on these assets.

Balance sheet management activities  Higher net interest income from balance sheet management activities during the second quarter and first half of 2012 reflects the impact of lower allocated funding costs partially offset by the sale of certain securities for risk management purposes in the second quarter of 2012 as well as the lower interest rate environment.

Commercial loans  Net interest income on commercial loans decreased during the six months ended June 30, 2012 primarily due to higher funding costs and a lower yield which was partially offset by higher average loan balances due to new business activity as well as lower levels of nonperforming loans. Net interest income was flat in the three month period as the higher funding costs were offset by higher average loan balances and higher yields.

Deposits  Lower net interest income during the year to date period reflects the impact of higher average balances on interest bearing deposits partially offset by improved spreads in the Retail Banking and Wealth Management (“RBWM”) and Commercial Banking (“CMB”) business segments as deposit pricing has been adjusted to reflect the on-going low interest rate environment. Both segments continue to be impacted however, relative to historical trends, by the current low rate environment. In the three month period, average balances on interest bearing deposits declined which resulted in a lower overall reduction to net interest income.

Residential mortgage banking  Lower net interest income during the three and six months ended June 30, 2012 reflects narrower spreads on slightly higher outstanding balances as well as increased deferred cost amortization in 2012 as a result of higher prepayments.

Interest on estimated tax exposures  Higher net interest income during the three and six months ended June 30, 2012 resulted from higher interest expense in the prior year periods associated with tax reserves on estimated exposures.

Other activity  Net interest income on other activity was higher during the second quarter and first half of 2012, largely driven by lower unallocated funding costs.

HSBC USA Inc.

Provision for Credit Losses  The provision for credit losses associated with various loan portfolios is summarized in the following table. Amounts in brackets represent recoveries.

			Increase (Decrease)
Three Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(5)	$49	$(54)	(100+ )%
Business banking and middle market enterprises	15	(8)	23	100+
Global banking	19	(1)	20	100+
Other commercial	(7)	-	(7)	(100+ )

Total commercial	22	40	(18)	(45.0)

Consumer:
Residential mortgages, excluding home equity mortgages	24	27	(3)	(11.1)
Home equity mortgages	34	12	22	100+
Credit card receivables(1)	9	12	(3)	(25.0)
Other consumer	-	4	(4)	(100+ )

Total consumer	67	55	12	21.8

Total provision for credit losses	$89	$95	$(6)	(6.3)%

			Increase (Decrease)
Six Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Commercial:
Construction and other real estate	$(25)	$21	$(46)	(100+ )%
Business banking and middle market enterprises	21	(9)	30	100+
Global banking	(3)	(6)	3	50.0
Other commercial	(9)	(10)	1	10.0

Total commercial	(16)	(4)	(12)	(100+ )

Consumer:
Residential mortgages, excluding home equity mortgages	39	46	(7)	(15.2)
Home equity mortgages	42	23	19	82.6
Credit card receivables(1)	20	20	-	-
Other consumer	4	8	(4)	(50.0)

Total consumer	105	97	8	8.3

Total provision for credit losses	$89	$93	$(4)	(4.3)%

(1)	Related to credit card receivables associated with HSBC Bank USA’s legacy credit card program which were not sold to Capital One.

During the three months ended June 30, 2012, we increased our credit loss reserves as the provision for credit losses was $16 million higher than net charge-offs largely reflecting higher loss estimates in our commercial loan and residential mortgage loan portfolios as discussed below. During the six months ended June 30, 2012, we decreased our credit loss reserves as the provision for credit losses was $124 million lower than net charge-offs largely reflecting lower loss estimates in our commercial loan and residential mortgage loan portfolios

In our commercial portfolio, the provision for credit losses was lower in both periods as the prior year periods include a specific provision of $45 million associated with the downgrade of an individual commercial real estate loan. Excluding the specific provision, our commercial loan provision increased in both periods driven largely by

HSBC USA Inc.

increased levels of reserves for risk factors associated with expansion activities in the U.S and Latin America. In addition, while we experienced continued improvements in economic and credit conditions including lower nonperforming loans and criticized asset levels, in 2012, reductions in higher risk rated loan balances and stabilization in credit downgrades, including managed reductions in certain exposures and improvements in the financial circumstances of certain customer relationships in both years resulted in a higher overall release in loss reserves during the year-ago periods. Given the nature of the factors driving the reduction in commercial loan provision during 2012, provision levels recognized in the second quarter and first half of 2012 should not be considered indicative of provision levels in the future.

The provision for credit losses on residential mortgages including home equity mortgages increased during the three and six months ended June 30, 2012 as compared to the year-ago periods, driven by higher loss estimates on troubled debt restructures and, as it relates to our home equity mortgage portfolio, higher charge-offs and loss estimates due to an increased volume of loans where we have decided not to pursue foreclosure. These increases were partially offset by continued improvements in economic and credit conditions, including lower dollars of delinquency and charge-off.

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

Other Revenues  The components of other revenues are summarized in the following table.

			Increase (Decrease)
Three Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Credit card fees	$22	$32	$(10)	(31.3)%
Other fees and commissions	169	183	(14)	(7.7)
Trust income	25	29	(4)	(13.8)
Trading revenue	84	126	(42)	(33.3)
Other securities gains, net	65	12	53	100+
HSBC affiliate income:
Fees and commissions	21	30	(9)	(30.0)
Other affiliate income	25	26	(1)	(3.8)

Total HSBC affiliate income	46	56	(10)	(17.9)
Residential mortgage banking revenue(1)	2	49	(47)	(95.9)
Gain (loss) on instruments at fair value and related derivatives	141	40	101	100+
Gain on sale of branches	330	-	330	100+
Other income:
Valuation of loans held for sale	(2)	(14)	12	85.7
Insurance	2	5	(3)	(60.0)
Earnings from equity investments	(3)	9	(12)	(100+ )
Miscellaneous income	(18)	5	(23)	(100+ )

Total other income	(21)	5	(26)	(100+ )

Total other revenues	$863	$532	$331	62.2%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Credit card fees	$52	$64	$(12)	(18.8)%
Other fees and commissions	363	383	(20)	(5.2)
Trust income	50	57	(7)	(12.3)
Trading revenue	282	350	(68)	(19.4)
Other securities gains, net	95	56	39	69.6
HSBC affiliate income:
Fees and commissions	54	54	-	-
Other affiliate income	48	48	-	-

Total HSBC affiliate income	102	102	-	-
Residential mortgage banking revenue(1)	27	14	13	92.9
Gain (loss) on instruments at fair value and related derivatives	(71)	61	(132)	(100+ )
Gain on sale of branches	330	-	330	100+
Other income:
Valuation of loans held for sale	(3)	(19)	16	84.2
Insurance	4	8	(4)	(50.0)
Earnings from equity investments	(1)	19	(20)	(100+ )
Miscellaneous income	-	28	(28)	(100.0)

Total other income	-	36	(36)	(100.0)

Total other revenues	$1,230	$1,123	$107	9.5%

(1)

Includes servicing fees received from HSBC Finance of $1 million and $3 million during the three and six months ended June 30, 2012 and $2 million and $4 million during the three and six months ended June 30, 2011.

Credit Card Fees  Credit card fees declined in both periods largely due to lower outstanding balances driven by the sale of a portion of the portfolio to First Niagara in May 2012, a trend towards lower late fees due to improved delinquency levels and lower enhancement services revenue.

Other fees and commissions  Other fee-based income decreased during the three and six month period ended June 30, 2012 largely due to the implementation of new legislation in late 2011 which limits fees paid by retailers to banks on debit card purchases.

Trust income  Trust income decreased in both periods due to a reduction in fee income associated with the continued decline in money market assets under management, partially offset by an increase in fee income associated with our management of fixed income assets.

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

			Increase (Decrease)
Three Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Trading revenue	$84	$126	$(42)	(33.3)%
Net interest income	(11)	32	(43)	(100+ )

Trading related revenue	$73	$158	$(85)	(53.8)%

Business:
Derivatives(1)	$25	$107	$(82)	(76.6)%
Balance sheet management	(14)	(18)	4	22.2
Foreign exchange	51	52	(1)	(1.9)
Precious metals	9	24	(15)	(62.5)
Global banking	(1)	-	(1)	(100+ )
Other trading	3	(7)	10	100+

Trading related revenue	$73	$158	$(85)	(53.8)%

			Increase (Decrease)
Six Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Trading revenue	$282	$350	$(68)	(19.4)%
Net interest income	(17)	43	(60)	(100+ )

Trading related revenue	$265	$393	$(128)	(32.6)%

Business:
Derivatives(1)	$89	$271	$(182)	(67.2)%
Balance sheet management	(3)	(11)	8	(72.7)
Foreign exchange	122	95	27	28.4
Precious metals	41	44	(3)	(6.8)
Global banking	2	-	2	100+
Other trading	14	(6)	20	100+

Trading related revenue	$265	$393	$(128)	(32.6)%

(1)	Includes derivative contracts related to credit default and cross-currency swaps, equities, interest rates and structured credit products.

Trading revenue declined during the three and six months ended June 30, 2012 as a result of lower credit spread volatility which adversely affected the performance of our derivative trading revenues, especially structured credit products as well as lower precious metals revenue. The decrease in derivative related revenue was partly offset by improvements in balance sheet management and other trading revenue during both periods and in the six month period, higher foreign exchange revenues.

Trading revenue related to derivatives products declined in both periods as the year ago periods benefitted from significant reserve releases related to counterparty exposures on structured credit products. Lower deal activity and less favorable price variation in rates and other credit derivative products also led to lower revenue in both

HSBC USA Inc.

periods. Additionally, in the six month period ended June 30, 2012 results included losses associated with the termination of certain structured credit exposures in advance of their scheduled maturity dates.

Trading revenue related to balance sheet management activities increased during the three and six months ended June 30, 2012 primarily as economic hedge positions improved due to changes in rates.

Foreign exchange trading revenue increased during the six months ended June 30, 2012 from increased trading volumes.

Precious metals trading revenues decreased during the three and six months ended June 30, 2012 as a result of a decline in trading volumes as customer demand slowed.

Global banking trading revenue increased during the six months ended June 30, 2012 mainly from the change in the valuation of credit default swaps.

Other trading revenue increased in both periods from movements in interest rate curves used to value certain instruments and valuation reserve releases.

Other Securities Gains, Net  We maintain various securities portfolios as part of our balance sheet diversification and risk management strategies. During the second quarter and first half of 2012, we sold $3.0 billion and $7.4 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to re-balance the securities portfolio for risk management purposes based on the current interest rate environment and recognized gains of $132 million and $201 million and losses of $67 million and $106 million, respectively, which is included as a component of other security gains, net above. During the second quarter and first six months of 2011, we sold $5.2 billion and $13.7 billion, respectively, of U.S. Treasury, mortgage-backed and other asset-backed securities as part of a strategy to adjust portfolio risk duration as well as to reduce risk-weighted asset levels and recognized gains of $57 million and $139 million and losses of $45 million and $83 million, respectively. Gross realized gains and losses from sales of securities are summarized in Note 5, “Securities,” in the accompanying consolidated financial statements.

Servicing and other fees from HSBC affiliates  decreased during the three month period ended June 30, 2012 due to lower fees and commissions while in the year-to-date period HSBC affiliates income remained flat.

HSBC USA Inc.

Residential mortgage banking revenue  The following table presents the components of residential mortgage banking revenue. The net interest income component reflected in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing.

			Increase (Decrease)
Three Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$51	$57	$(6)	(10.5)%

Servicing related income:
Servicing fee income	22	28	(6)	(21.4)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(31)	(27)	(4)	(14.8)
Realization of cash flows	(16)	(15)	(1)	(6.7)
Trading – Derivative instruments used to offset changes in value of MSRs	38	41	(3)	(7.3)

Total servicing related income	13	27	(14)	(51.9)

Originations and sales related income (loss):
Gains on sales of residential mortgages	15	7	8	100+
Provision for repurchase obligations	(32)	4	(36)	(100+ )
Trading and hedging activity	(3)	1	(4)	(100+ )

Total originations and sales related income (loss)	(20)	12	(32)	(100+ )

Other mortgage income	9	10	(1)	(10.0)

Total residential mortgage banking revenue included in other revenues	2	49	(47)	(95.9)

Total residential mortgage banking related revenue	$53	$106	$(53)	(50.0)%

			Increase (Decrease)
Six Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$102	$117	$(15)	(12.8)%

Servicing related income:
Servicing fee income	47	56	(9)	(16.1)
Changes in fair value of MSRs due to:
Changes in valuation inputs or assumptions used in valuation model	(15)	(22)	7	31.8
Realization of cash flows	(32)	(34)	2	5.9
Trading – Derivative instruments used to offset changes in value of MSRs	26	25	1	4.0

Total servicing related income	26	25	1	4.0

Originations and sales related income (loss):
Gains on sales of residential mortgages	33	23	10	43.5
Provision for repurchase obligations	(53)	(40)	(13)	(32.5)
Trading and hedging activity	4	(11)	15	136.4

Total originations and sales related income (loss)	(16)	(28)	12	42.9

Other mortgage income	17	17	-	-

Total residential mortgage banking revenue included in other revenues	27	14	13	92.9

Total residential mortgage banking related revenue	$129	$131	$(3)	(2.2)%

HSBC USA Inc.

Lower net interest income in both periods reflects narrower spreads on slightly higher average outstanding balances as well as increased deferred cost amortization in 2012 as a result of higher prepayments. Consistent with our Premier strategy, additions to the portfolio are comprised largely of Premier relationship products.

Total servicing related income decreased in the three month period ending June 30, 2012 as net hedged MSR performance declined along with lower servicing fee income as the average serviced loan portfolio declined. Total servicing related income increased slightly in the six month period due to improvements in the net hedged MSR performance, partially offset by lower servicing fee income as the average serviced loan portfolio declined with the additions of new originations sold being more than offset by prepayments.

Originations and sales related income (loss) declined in the three month period ending June 30, 2012 driven by higher loss provisions for loan repurchase obligations associated with loans previously sold partially offset by increased gains on individual loan sales. For the six month period ending June 30, 2012, originations and sales related income increased as higher provisions for loan repurchase obligations were more than offset by increased gains on individual loan sales. During the three and six months ended June 30, 2012, we recorded a charge of $32 million and $53 million, respectively, due to an increase in our estimated exposure associated with repurchase obligations on loans previously sold compared to a recovery of $4 million and a charge of $40 million recorded in the year-ago periods for such exposure.

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

Gain on sale of branches  As discussed above, on May 18, 2012, we completed the sale of 138 non-strategic retail branches to First Niagara and recognized a pre-tax gain, net of allocated non-deductible goodwill, of $330 million. We expect to complete the sale of the remaining 57 branches in the third quarter.

Valuation of loans held for sale  Valuation adjustments on loans held for sale improved in 2012 due to lower average balances and reduced volatility. Valuations on loans held for sale relate primarily to residential mortgage loans purchased from third parties and HSBC affiliates with the intent of securitization or sale. Included in this portfolio are subprime residential mortgage loans with a fair value of $164 million and $181 million as of June 30, 2012 and December 31, 2011, respectively. Loans held for sale are recorded at the lower of their aggregate cost or fair value, with adjustments to fair value being recorded as a valuation allowance. Valuations on residential mortgage loans held for sale that we originate are recorded as a component of residential mortgage banking revenue in the consolidated statement of income.

Other Income  Excluding the valuation of loans held for sale as discussed above, other income decreased during the three and six months ended June 30, 2012 due to lower miscellaneous income driven by lower income associated with fair value hedge ineffectiveness as well as lower earnings from equity investments driven by the sale in the fourth quarter of 2011 of our equity investment in a joint venture.

HSBC USA Inc.

Operating Expenses  The components of operating expenses are summarized in the following tables.

			Increase (Decrease)
Three Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Salaries and employee benefits:
Salaries	$157	$164	$(7)	(4.3)%
Employee benefits	89	129	(40)	(31.0)

Total salaries and employee benefits	246	293	(47)	(16.0)

Occupancy expense, net	57	68	(11)	(16.2)

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	7	10	(3)	(30.0)
Fees paid to HMUS	74	67	7	10.4
Fees paid to HTSU	240	240	-	-
Fees paid to other HSBC affiliates	49	47	2	4.3

Total support services from HSBC affiliates	370	364	6	1.6

Expense accrual related to certain regulatory matters	700	-	700	100+

Other expenses:
Equipment and software	11	29	(18)	(62.1)
Marketing	11	19	(8)	(42.1)
Outside services	27	15	12	80.0
Professional fees	31	25	6	24.0
Postage, printing and office supplies	3	4	(1)	(25.0)
Off-balance sheet credit reserves	(4)	(13)	9	69.2
FDIC assessment fee	26	36	(10)	(27.8)
Insurance business	2	1	1	100.0
Miscellaneous	71	49	22	44.9

Total other expenses	178	165	13	7.9

Total operating expenses	$1,551	$890	$661	74.3%

Personnel – average number	8,717	9,948
Efficiency ratio	110.94%	82.79%

HSBC USA Inc.

			Increase (Decrease)
Six Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Salaries and employee benefits:
Salaries	$314	$326	$(12)	(3.7)%
Employee benefits	212	260	(48)	(18.5)

Total salaries and employee benefits	526	586	(60)	(10.2)

Occupancy expense, net	116	136	(20)	(14.7)

Support services from HSBC affiliates:
Fees paid to HSBC Finance for loan servicing and other administrative support	17	19	(2)	(10.5)
Fees paid to HMUS	146	122	24	19.7
Fees paid to HTSU	474	446	28	6.3
Fees paid to other HSBC affiliates	101	93	8	8.6

Total support services from HSBC affiliates	738	680	58	8.5

Expense accrual related to certain regulatory matters	700	-	700	100+

Other expenses:
Equipment and software	22	119	(97)	(81.5)
Marketing	25	37	(12)	(32.4)
Outside services	47	30	17	56.7
Professional fees	61	63	(2)	(3.2)
Postage, printing and office supplies	8	8	-	-
Off-balance sheet credit reserves	(12)	(25)	13	52.0
FDIC assessment fee	54	71	(17)	(23.9)
Insurance business	2	-	2	100+
Miscellaneous	120	116	4	3.4

Total other expenses	327	419	(92)	(22.0)

Total operating expenses	$2,407	$1,821	$586	32.2%

Personnel – average number	8,945	9,901
Efficiency ratio	102.34%	79.31%

Salaries and employee benefits  Salaries and employee benefits expense decreased during both periods driven by the impact of the sale of 138 non-strategic retail branches in May 2012 and continued cost management efforts, partially offset by higher salaries expense relating to expansion activities associated with certain businesses.

Occupancy expense, net  Occupancy expense decreased in both periods reflecting lower rent and lower utilities costs, including the impact of the sale of 138 non-strategic retail branches as discussed above, as well as the commencement of the recognition of a deferred gain on the sale of our 452 Fifth Avenue headquarters building which began in April 2012. The deferred gain of $117 million is being recognized over the eight year remaining life of our lease.

Support services from HSBC affiliates  includes technology and certain centralized support services, including human resources, corporate affairs and other shared services, legal, compliance, tax and finance charged to us by HTSU. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, risk management, collection and accounting functions as well as servicing fees paid to HSBC Finance for servicing nonconforming residential mortgage loans and credit card receivables. Higher support services from HSBC affiliates in both periods reflects higher fees paid to HMUS primarily related to compliance costs and, in the year-to-date period, higher fees paid to HTSU largely as a result of higher

HSBC USA Inc.

compliance costs, including costs associated with our AML/BSA and foreclosure remediation activities. Compliance costs reflected in support services from affiliates totaled $85 million and $164 million in the three and six months ended June 30, 2012 compared to $52 million and $77 million in the year-ago periods. These higher compliance costs in the three month period were offset by lower HTSU charges for other shared services reflecting the impact of continued cost management efforts.

Expense accrual related to certain regulatory matters  Included in the three and six months ended June 30, 2012 is an expense accrual of $700 million related to certain regulatory matters. See Note 21, “Litigation and Regulatory Matters” for additional information.

Marketing expenses  Lower marketing and promotional expenses in both periods resulted from continued optimization of marketing spend as a result of general cost saving initiatives.

Other expenses  Other expenses (excluding marketing expenses) in both 2012 periods includes a reduction of $12 million in estimated costs associated with penalties related to foreclosure delays involving loans serviced for government sponsored enterprises (“GSEs”) and other third parties previously accrued and, for the three and six month periods in 2011, charges of $16 million and $94 million, respectively, included within equipment and software relating to the impairment of certain previously capitalized software development costs. Excluding these amounts, other expenses remained higher in both periods, largely due to higher outside services fees and lower reserve releases for off-balance sheet exposures, partially offset by lower FDIC assessment fees.

Efficiency ratio  Our efficiency ratio from continuing operations was 110.94 percent and 102.34 percent during the three and six months ended June 30, 2012, respectively, compared to 82.79 percent 79.31 percent during the year-ago periods. Our efficiency ratio was impacted in each period by the change in the fair value of our own debt and related derivatives for which we have elected fair value option accounting. Also impacting the efficiency ratio in both 2012 periods was the gain from the sale of certain non-strategic retail branches to First Niagara as well as a $700 million expense accrual related to certain regulatory matters and, in the prior year periods, the impairment of certain software development costs discussed above. Excluding the impact of these items, our efficiency ratio for the three and six months ended June 30, 2012 was 94.24 percent and 81.52 percent, respectively, compared to 85.60 percent and 76.48 percent in the year-ago periods as net interest income and other revenues declined, partially offset by lower operating expenses. While operating expenses declined in both periods, driven by the impact of our retail branch divestiture and cost mitigation efforts, they continue to reflect elevated levels of compliance costs.

Segment Results – IFRSs Basis

We have four distinct segments that are utilized for management reporting and analysis purposes. The segments, which are generally based upon customer groupings and global businesses, are described under Item 1, “Business” in our 2011 Form 10-K.

Our segment results are reported on a continuing operations basis. As previously discussed, in the second quarter of 2012 we sold our GM and UP credit card receivables as well as our private label credit card and closed-end receivables to Capital One. Because the credit card and private label receivables sold were classified as held for sale prior to disposition and the operations and cash flows from these receivables will be eliminated from our ongoing operations post-disposition without any significant continuing involvement, we have determined we have met the requirements to report the results of these credit card and private label card and closed-end receivables being sold, as discontinued operations for all periods presented. Prior to being reported as discontinued operations beginning in the third quarter of 2011, these receivables were previously included in our Retail Banking and Wealth Management segment. As discussed in Note 2, “Discontinued Operations,” our wholesale banknotes business (“Banknotes Business”), which was previously reported in our Global Banking and Markets segment, is also reported as discontinued operations and is not included in our segment presentation.

HSBC USA Inc.

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

During the first half of 2012, we continued to direct resources towards the growth of wealth services and HSBC Premier, HSBC’s global banking service that offers customers a seamless international service. We remain focused on providing differentiated premium services to internationally-minded, mass affluent and upwardly mobile customers. In order to align our retail network to increase focus on our strategy of internationally minded markets and customers, we announced in August of 2011 the sale of 195 retail branches in our non-strategic upstate New York region, of which 138 were sold in May, 2012 with the remainder to be sold in the third quarter of 2012.

Consistent with our strategy, additions to our residential mortgage portfolio primarily consist of Premier relationship products, while sales of loans consist primarily of conforming loans sold to GSEs. In addition to normal sales activity, at times we have historically sold prime adjustable and fixed rate mortgage loan portfolios to third parties. We retained the servicing rights in relation to the mortgages upon sale.

The following table summarizes the IFRSs Basis results for our RBWM segment:

			Increase (Decrease)
Three Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$197	$249	$(52)	(20.9)%
Other operating income	262	130	132	100+

Total operating income	459	379	80	21.1
Loan impairment charges	61	58	3	5.2

	398	321	77	24.0
Operating expenses	321	369	(48)	(13.0)

Profit (loss) before tax	$77	$(48)	$125	100+ %

			Increase (Decrease)
Six Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$444	$497	$(53)	(10.7)%
Other operating income	359	189	170	89.9

Total operating income	803	686	117	17.1
Loan impairment charges	102	90	12	13.3

	701	596	105	17.6
Operating expenses	642	819	(177)	(21.6)

Profit (loss) before tax	$59	$(223)	$282	100+ %

HSBC USA Inc.

Our RBWM segment reported a higher profit before tax during the three and six months ended June 30, 2012, reflecting higher other operating income and lower operating expenses, partially offset by lower net interest income and higher loan impairment charges.

Net interest income was lower during the three and six months ended June 30, 2012 driven by lower deposit margins primarily as a result of the short term value of funds received on the deposits held for sale to First Niagara as well as a continued low interest rate environment. In addition, there were narrower spreads on slightly higher residential mortgage average balances as well as increased deferred cost amortization in 2012 as a result of higher prepayments.

Other operating income increased during both periods primarily due to a $180 million gain in both periods from the partial completion of the sale of certain branches to First Niagara, as well as improved gains on sales of loans sold to GSEs and higher net MSR hedging results. Partially offsetting these improvements were higher provisions for mortgage loan repurchase obligations associated with previously sold loans and a reduction in debit card fee income as a result of the implementation of new legislation which caps fees paid by retailers to banks for debit card purchases.

Loan impairment charges increased in both periods, driven by increased mortgage reserves as a result of increasing foreclosure time frames and higher charge-offs on home equity loans.

Operating expenses in the six month period ended June 30, 2011 included the impairment of previously capitalized software development costs, which resulted in a charge of $73 million. The three and six month periods ended June 30, 2012 included a $12 million reduction in estimated cost associated with penalties related to foreclosure delays involving loans serviced for GSEs. Excluding these amounts, operating expenses remained lower in both periods primarily due to a decrease in expenses in our retail banking business driven by several cost reduction initiatives primarily optimizing staffing in the branch network and administrative areas as well as reduced marketing spend. In addition, there were lower FDIC assessments beginning in the second quarter of 2011 as assessments are now based on assets rather than deposits. Partially offsetting these improvements in operating expense were costs associated with our announced branch sale as well as increased compliance costs.

Commercial Banking (“CMB”)  Our Commercial Banking segment serves three client groups, notably Middle Market Enterprises, Business Banking and Commercial Real Estate. CMB’s business strategy is to be the leader in international banking in target markets. In the U.S., CMB strives to execute on that vision and strategy by proactively targeting the growing number of U.S. companies that are increasingly in need of international banking, financial products and services as well as foreign companies in need of U.S. products and services. The products and services provided to these client groups are offered through multiple delivery systems including the branch banking network as well as through cross-selling products of our Global Banking and Markets segment, consistent with our global strategy of cross-sale to other customer groups. In 2012, we continued to focus on expanding our core proposition and proactively target companies with international banking requirements which increased the number of relationship managers in areas with strong international connectivity including the west coast, Texas and Florida.

During the first half of 2012, interest rate spreads continued to be pressured from a low interest rate environment while loan impairment charges improved. Both an increase in demand for loans as well as new loan originations have resulted in an 8 percent increase in loans outstanding to middle-market customers since December 31, 2011. The business banking loan portfolio has seen a 21 percent decrease in loans outstanding since December 31, 2011 resulting from the sale of 138 branches in the non-strategic upstate New York region. The commercial real estate group is focusing on selective business opportunities and portfolio management, which resulted in a 2 percent increase in outstanding loans for this portfolio since December 31, 2011. Average customer deposit balances across all CMB business lines during the six months ended June 30, 2012 increased 1 percent compared to the year-ago period with underlying growth partially offset by the impact of the branch sale. Average loans increased 17 percent as compared to the year-ago period.

HSBC USA Inc.

The following table summarizes the IFRSs Basis results for our CMB segment:

			Increase (Decrease)
Three Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$156	$172	$(16)	(9.3)%
Other operating income	301	106	195	100+

Total operating income	457	278	179	64.4
Loan impairment charges	8	42	(34)	(81.0)

	449	236	213	90.3
Operating expenses	190	200	(10)	(5.0)

Profit before tax	$259	$36	$223	100+ %

			Increase (Decrease)
Six Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$322	$347	$(25)	(7.2)%
Other operating income	405	211	194	91.9

Total operating income	727	558	169	30.3
Loan impairment charges (recoveries)	(9)	12	(21)	(100+	)

	736	546	190	34.8
Operating expenses	375	376	(1)	(.3)

Profit before tax	$361	$170	$191	(100+	)%

Our CMB segment reported higher profit before tax during the three and six months ended June 30, 2012 as higher other operating income, lower loan impairment charges and lower operating expenses were partially offset by lower net interest income.

Net interest income in both periods was lower reflecting higher funding costs, partially offset by the favorable impact of higher loans.

Other operating income in both periods reflects a $213 million gain from the partial completion of the sale of certain branches to First Niagara as well as lower interchange and deposit service fees in both periods.

Loan impairment charges decreased in both periods largely due to a specific provision on an individual commercial real estate loan in 2011, partially offset by lower level of recoveries compared to the first half of 2011 on troubled debt restructures in commercial real estate and middle market enterprises.

Operating expense decreased during the three and six months ended June 30, 2012 as higher expenses relating to staffing increases to support growth as well as infrastructure costs such as compliance and higher technology costs were more than offset by lower branch network charges. The prior periods also reflect a $19 million impairment charge associated with previously capitalized software development costs.

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

HSBC USA Inc.

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

We continue to proactively target U.S. companies with international banking requirements and foreign companies with banking needs in the Americas. Furthermore, we have seen higher average loan balances as well as growth in revenue from the cross-sale of our products to CMB and RBWM customers consistent with our global strategy of cross-sale to other customer groups. Global Banking and Markets segment results during the first half of 2012 were adversely affected by weaker U.S. credit market conditions, which led to reduced income from structured credit products which we no longer offer. Our risk management efforts to improve the credit quality of our corporate lending relationships, as well as increased liquidity costs on unused commitments, has resulted in a tightening of average spreads, that was more than offset by higher revenue from growth in loan balances. Revenue improvements in the first half of 2012 in payments and cash management and foreign exchange as well as higher gains on sales of investment portfolio securities were partially offset by a decline in revenue from rates and credit derivatives. Additionally, other global markets revenue declined due to fair value adjustments on structure note debt issuances.

The following table summarizes IFRSs Basis results for the GBM segment:

			Increase (Decrease)
Three Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$167	$130	$37	28.5%
Other operating income	165	272	(107)	(39.3)

Total operating income	332	402	(70)	(17.4)
Loan impairment charges (recoveries)	23	(10)	33	100+

	309	412	(103)	(25.0)
Operating expenses	236	239	(3)	(1.3)

Profit before tax	$73	$173	$(100)	(57.8)%

			Increase (Decrease)
Six Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$310	$262	$48	18.3%
Other operating income	491	689	(198)	(28.7)

Total operating income	801	951	(150)	(15.8)
Loan impairment charges (recoveries)	(8)	(27)	19	70.4

	809	978	(169)	(17.3)
Operating expenses	495	465	30	6.5

Profit before tax	$314	$513	$(199)	(38.8)%

HSBC USA Inc.

Our GBM segment reported a lower profit before tax during the three and six months ended June 30, 2012 driven by lower other operating income and higher loan impairment charges (in the six month period lower recoveries), partially offset by higher net interest income. The year-to-date period was also impacted by higher operating expenses.

Net interest income increased during both periods due to higher corporate loan and investment balances, partially offset by lower credit spreads on corporate loans as the business continues to manage down high risk credit exposures and increased cost related to liquidity facilities.

Other operating income decreased in the three and six months ended June 30, 2012 due to a decline in the value of certain structured credit exposures as well as a decline in deal activity and less favorable price movements relative to our exposures in rates and credit derivatives. Partially offsetting these declines were gains from the sale of investment portfolio securities and increased income from payments and cash management generated from the billing of services to affiliates.

Other operating income reflected losses on structured credit products of $6 million and gains of $25 million during the three and six months ended June 30, 2012 compared to gains of $64 million and $143 million during the year-ago periods. Included in structured credit products were exposures to monoline insurance companies that resulted in losses of $18 million and $10 million during the three and six months ended June 30, 2012, respectively, compared to gains of $16 million and $32 million during the year-ago periods. Valuation losses of $2 million and $4 million during the three and six months ended June 30, 2012, respectively, were recorded against the fair values of sub-prime residential mortgage loans held for sale compared to valuation losses of $10 million and $13 million in year-ago periods.

Loan impairment charges increased compared to the year ago quarter. The increase in the second quarter was primarily due to an impairment of a credit facility as the year ago quarter benefited from recoveries associated with credit improvements. Loan impairment recoveries decreased during the six month period as the benefit of reductions in higher risk rated loan balances and the stabilization of credit downgrades was partially offset by an impairment of a credit facility in the second quarter of 2012.

Operating expenses increased during the six month period driven by higher compliance costs associated with our AML/BSA remediation activities and higher technology expenses. Partially offsetting these increases in the six month period and driving a decrease in the three month period were decreased staff costs as a result of lower headcount and reduced performance based costs.

HSBC USA Inc.

The following table summarizes on an IFRSs Basis, the impact of key activities on total operating income of the Global Banking and Markets segment.

Three Months Ended June 30,	2012	2011
	(in millions)
Foreign exchange and metals	$80	$109
Credit(1)	(13)	66
Rates	54	45
Equities	3	3
Other Global Markets	(51)	(13)

Total Global Markets	73	210

Financing	46	26
Payments and cash management	87	76
Other transaction services	22	29

Total Global Banking	155	131

Balance sheet management	110	62

Other	(6)	(1)

Total operating income	$332	$402

Six Months Ended June 30,	2012	2011
	(in millions)
Foreign exchange and metals	$206	$200
Credit(1)	10	153
Rates	97	128
Equities	8	6
Other Global Markets	(42)	(19)

Total Global Markets	279	468

Financing	78	71
Payments and cash management	170	148
Other transaction services	51	58

Total Global Banking	299	277

Balance sheet management	228	195

Other	(5)	11

Total operating income	$801	$951

(1)

Credit includes a loss of $11 million and a gain of $13 million in the three and six months ended June 30, 2012, respectively, and gains of $64 million and $143 million in the three and six months ended June 30, 2011, respectively, of structured credit products which we no longer offer.

Private Banking (“PB”)  As part of HSBC’s global network, the PB segment offers integrated domestic and international services to high net worth individuals, their families and their businesses. These services address both resident and non-resident financial needs. During the first half of 2012, we continued to dedicate resources to strengthen product and service leadership in the wealth management market. Areas of focus are banking and cash management, investment advice including discretionary portfolio management, investment and structured products, residential mortgages, as well as wealth planning for trusts and estates.

HSBC USA Inc.

Average client deposit levels increased $1.2 billion or 11 percent compared to the prior year quarter due to temporary to medium term large deposits from domestic and European market customers. Total average loans increased 16 percent compared to the prior year quarter from growth in both commercial lending and tailored mortgage products. Overall period end client assets were higher by $900 million compared to the prior year quarter mainly due to increases in deposits and various PB wealth management products.

The following table summarizes IFRSs Basis results for the PB segment.

			Increase (Decrease)
Three Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$47	$44	$3	6.8%
Other operating income	28	34	(6)	(17.6)

Total operating income	75	78	(3)	(3.8)
Loan impairment charges (recoveries)	(3)	(1)	(2)	(100+ )

	78	79	(1)	(1.3)
Operating expenses	63	65	(2)	(3.1)

Profit before tax	$15	$14	$1	7.1%

			Increase (Decrease)
Six Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$92	$90	$2	2.2%
Other operating income	57	70	(13)	(18.6)

Total operating income	149	160	(11)	(6.9)
Loan impairment charges (recoveries)	(5)	(10)	5	50.0

	154	170	(16)	(9.4)
Operating expenses	121	129	(8)	(6.2)

Profit before tax	$33	$41	$(8)	(19.5)%

Our PB segment reported slightly higher profit before tax during the three months ended June 30, 2012 driven by higher net interest income, higher recoveries of loan impairment charges and lower operating expenses, partially offset by lower other operating income. Our PB segment reported lower profit before tax during the six months ended June 30, 2012 driven by lower other operating income and lower recoveries of loan impairment charges partially offset by higher net interest income and lower operating expenses.

Net interest income was slightly higher during both periods due to improvements of lending and banking spreads and higher income driven by the increase in loan and deposit balances partially offset by lower funding.

Other operating income was lower in both periods reflecting lower fees on managed and structured investment products, funds fees, custody fees and the loss of income due to the sale of our equity interest in Guernsey investments.

Recoveries on loan impairment charges were higher during the three months ended June 30, 2012 as continued improved credit conditions and client credit ratings resulted in overall higher net recoveries. These factors were more pronounced however in the prior year to date period leading to an overall reduction in recoveries on a year to date basis in 2012.

HSBC USA Inc.

Operating expenses decreased during both periods due to lower costs for staff and shared services.

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

The following table summarizes IFRSs Basis results for the Other segment.

			Increase (Decrease)
Three Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$(3)	$(3)	$-	-%
Gain on own debt designated at fair value and related derivatives	149	39	110	100+
Other operating loss	(18)	(20)	2	10.0

Total operating loss	128	16	112	100+
Loan impairment charges	-	-	-	-

	128	16	112	100+
Operating expenses	723	20	703	100+

Profit (loss) before tax	$(595)	$(4)	$(591)	(100+	)%

			Increase (Decrease)
Six Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$(10)	$(67)	$57	85.1%
Gain (loss) on own debt designated at fair value and related derivatives	(103)	7	(110)	(100+ )
Other operating loss	(37)	(24)	(13)	(54.2)

Total operating loss	(150)	(84)	(66)	(78.6)
Loan impairment charges	-	-	-	-

	(150)	(84)	(66)	(78.6)
Operating expenses	742	37	705	100+

Loss before tax	$(892)	$(121)	$(771)	(100+ )%

Profit (loss) before tax decreased $591 million in the three months ended June 30, 2012 driven largely by an expense accrual related to certain regulatory matters totaling $700 million partially offset by credit and interest rate related changes in the fair value of certain of our own debt for which fair value option was elected. Loss before tax increased $771 million in the six months ended June 30, 2012 driven largely by an expense accrual related to certain regulatory matters totaling $700 million as well as credit and interest rate related changes in the fair value of certain of our own debt for which fair value option was elected, partially offset by higher net interest income due to a reduction in interest expense associated with changes in estimated tax exposures.

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

Our allowance for credit losses methodology and our accounting policies related to the allowance for credit losses are presented in further detail under the caption “Critical Accounting Policies and Estimates” and in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2011 Form 10-K. Our approach toward credit risk management is summarized under the caption “Risk Management” in our 2011 Form 10-K. There have been no material revisions to our policies or methodologies during the first half of 2012, although we continue to monitor current market conditions and will adjust credit policies as deemed necessary.

The following table sets forth the allowance for credit losses for the periods indicated:

	June 30, 2012	March 31, 2012	December 31, 2011
	(dollars are in millions)
Allowance for credit losses	$619	$603	$743

Ratio of Allowance for credit losses to:
Loans:(1)
Commercial	.91%	.92%	1.31%
Consumer:
Residential mortgages, excluding home equity mortgages	1.27	1.27	1.36
Home equity mortgages	1.91	1.73	2.03
Credit card receivables	3.96	4.45	4.71
Other consumer loans	2.00	2.50	2.52

Total consumer loans	1.50	1.51	1.65

Total	1.10%	1.12%	1.43%

Net charge-offs(1)(2):
Commercial	196.53%	103.82%	669.70%
Consumer	109.41	111.24	118.04

Total	144.63%	107.10%	231.46%

Nonperforming loans(1):
Commercial	51.75%	49.10%	52.68%
Consumer	28.79	29.34%	31.39

Total	38.07%	37.50%	41.32%

(1)	Ratios exclude loans held for sale as these loans are carried at the lower of cost or fair value.

(2)	Quarter-to-date net charge-offs, annualized.

HSBC USA Inc.

Changes in the allowance for credit losses by general loan categories for the three and six months ended June 30, 2012 and 2011 are summarized in the following table:

	Commercial				Consumer
	Construction and Other Real Estate	Business Banking and Middle Market Enterprises	Global banking	Other Comm’l	Residential Mortgage, Excl Home Equity Mortgages	Home Equity Mortgages	Credit Card	Other Consumer	Total
	(in millions)
Three Months Ended June 30, 2012:
Allowance for credit losses – beginning of period	$205	$76	$25	$20	$182	$43	$35	$17	$603
Provision charged to income	(5)	15	19	(7)	24	34	9	-	89
Charge offs	(2)	(13)	-	-	(23)	(30)	(16)	(7)	(91)
Recoveries	-	2	-	5	5	-	3	3	18

Net charge offs	(2)	(11)	-	5	(18)	(30)	(13)	(4)	(73)

Allowance for credit losses – end of period	$198	$80	$44	$18	$188	$47	$31	$13	$619

Three Months Ended June 30, 2011:
Allowance for credit losses – beginning of period	$217	$119	$111	$23	$161	$68	$48	$24	$771
Provision charged to income	49	(8)	(1)	-	27	12	12	4	95
Charge offs	(39)	(19)	-	(2)	(28)	(18)	(19)	(8)	(133)
Recoveries	2	4	-	-	2	-	3	3	14

Net charge offs	(37)	(15)	-	(2)	(26)	(18)	(16)	(5)	(119)

Allowance for credit losses – end of period	$229	$96	$110	$21	$162	$62	$44	$23	$747

Six Months Ended June 30, 2012:
Allowance for credit losses – beginning of period	$212	$78	$131	$21	$192	$52	$39	$18	$743
Provision charged to income	(25)	21	(3)	(9)	39	42	20	4	89
Charge offs	(3)	(23)	(84)	-	(49)	(47)	(33)	(14)	(253)
Recoveries	14	4	0	6	6	-	5	5	40

Net charge offs	11	(19)	(84)	6	(43)	(47)	(28)	(9)	(213)

Allowance for credit losses – end of period	$198	$80	$44	$18	$188	$47	$31	$13	$619

Six Months Ended June 30, 2011:
Allowance for credit losses – beginning of period	$243	$132	$116	$32	$167	$77	$58	$27	$852
Provision charged to income	21	(9)	(6)	(10)	46	23	20	8	93
Charge offs	(43)	(33)	-	(2)	(54)	(38)	(40)	(15)	(225)
Recoveries	8	6	-	1	3	-	6	3	27

Net charge offs	(35)	(27)	-	(1)	(51)	(38)	(34)	(12)	(198)

Allowance for credit losses – end of period	$229	$96	$110	$21	$162	$62	$44	$23	$747

The allowance for credit losses at June 30, 2012 increased $16 million, or 3 percent as compared to March 31, 2012 and decreased $124 million, or 17 percent as compared to December 31, 2011. The increase since March 31, 2012 was driven by increased levels of reserves on commercial loans for risk factors associated with expansion activities in the U.S. and Latin America as well as higher loss estimates on residential mortgage loan troubled debt restructures and home equity loan exposures. The decrease from December 31, 2011 was driven by lower loss estimates in our commercial loan and residential mortgage loan portfolios. Reserve requirements in our commercial loan portfolio have declined since December 31, 2011 due to reductions in certain global banking exposures and improvements in the financial circumstances of several customer relationships which led

HSBC USA Inc.

to credit upgrades on certain problem credits and lower levels of nonperforming loans and criticized assets. Our allowance for our residential mortgage loan portfolio decreased largely due to continued improvements in credit quality including lower delinquency and charge-off levels. Reserve levels for all consumer loan categories however continue to be impacted by the slow pace of economic recovery in the U.S. economy, including elevated unemployment rates and as it relates to residential mortgage loans, ongoing weakness in the housing market.

The allowance for credit losses as a percentage of total loans at June 30, 2012 decreased as compared to December 31, 2011 for the reasons discussed above.

The allowance for credit losses as a percentage of net charge-offs increased as compared to March 31, 2012, driven largely by lower dollars of commercial loan net charge-offs as the prior quarter reflected higher commercial loan net charge-offs driven by three specific client relationships. The increase was partially offset by higher home equity mortgage charge-offs due to an increased volume of loans where we have decided not to pursue foreclosure. Overall consumer loan dollars of net charge-off levels remained largely stable in the first half of 2012 reflecting continuation of improved economic conditions as the decline in overall delinquency levels experienced in prior periods is reflected in charge-off.

The allowance for credit losses by major loan categories, excluding loans held for sale, is presented in the following table:

	June 30, 2012		March 31, 2012		December 31, 2011
	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)	Amount	% of Loans to Total Loans(1)
	(dollars are in millions)
Commercial(2)	$340	66.74%	$326	66.06%	$442	64.88%
Consumer:
Residential mortgages, excluding home equity mortgages	188	26.32	182	26.63	192	27.21
Home equity mortgages	47	4.38	43	4.62	52	4.94
Credit card receivables	31	1.40	35	1.46	39	1.60
Other consumer	13	1.16	17	1.26	18	1.37

Total consumer	279	33.26	277	33.97	301	35.12

Total	$619	100.00%	$603	100.00%	$743	100.00%

(1)	Excludes loans held for sale.

(2)

Components of the commercial allowance for credit losses, including exposure relating to off-balance sheet credit risk, and the increases (decreases) since December 31, 2011, are summarized in the following table:

	June 30, 2012	March 31, 2012	December 31, 2011
	(in millions)
On-balance sheet allowance:
Specific	$131	$120	$213
Collective	168	181	207
Unallocated	41	25	22

Total on-balance sheet allowance	340	326	442

Off-balance sheet allowance	151	143	155

Total commercial allowances	$491	$469	$597

While our allowance for credit loss is available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products in establishing the allowance for credit losses.

HSBC USA Inc.

Reserves for Off-Balance Sheet Credit Risk  We also maintain a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $151 million, $143 million and $155 million at June 30, 2012, March 31, 2012 and December 31, 2011, respectively. The related provision is recorded as a component of other expense within operating expenses. Off-balance sheet exposures are summarized under the caption “Off-Balance Sheet Arrangements” in this MD&A.

Delinquency  The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of total loans and loans held for sale (“delinquency ratio”):

	June 30, 2012	March 31, 2012	December 31, 2011
	(dollars are in millions)
Dollars of Delinquency:
Commercial	$226	$298	$460
Consumer:
Residential mortgage, excluding home equity mortgages(1)	1,107	1,063	1,101
Home equity mortgages	62	94	99

Total residential mortgages(2)	1,169	1,157	1,200
Credit card receivables	23	25	28
Other consumer	28	26	30

Total consumer	1,220	1,208	1,258

Total	$1,446	$1,506	$1,718

Delinquency Ratio:
Commercial	.59%	.82%	1.33%
Consumer:
Residential mortgage, excluding home equity mortgages	7.16	6.94	7.19
Home equity mortgages	2.33	2.81	2.89

Total residential mortgages(2)	6.45	6.20	6.41
Credit card receivables	2.62	2.13	2.25
Other consumer	3.68	2.92	3.17

Total consumer	6.18	5.83	6.01

Total	2.49%	2.63%	3.09%

(1)

At June 30, 2012, March 31, 2012 and December 31, 2011, residential mortgage loan delinquency includes $938 million, $836 million and $803 million, respectively, of loans that are carried at the lower of cost or net realizable value.

(2)	The following reflects dollars of contractual delinquency and delinquency ratios for interest-only loans and ARM loans:

	June 30, 2012	March 31, 2012	December 31, 2011
	(dollars are in millions)
Dollars of Delinquency:
Interest-only loans	$120	$124	$133
ARM loans	423	428	452
Delinquency Ratio:
Interest-only loans	3.03%	3.09%	3.37%
ARM loans	4.16	4.27	4.53

HSBC USA Inc.

Our total two-months-and-over contractual delinquency ratio decreased 14 basis points compared to the prior quarter. Our two-months-and-over contractual delinquency ratio for consumer loans on a continuing operations basis increased 35 basis points to 6.18 percent at June 20, 2012 as compared to 5.83 percent at March 31, 2012, due to lower receivable levels driven by a $930 million decline in residential mortgage loans held for sale during the quarter all of which were less than 60 days delinquent as well as an overall increase in residential mortgage dollars in delinquency reflecting the continued impact of our decision in late 2010 to suspend new foreclosure proceedings which has resulted in loans which would otherwise have been foreclosed and transferred to REO remaining in loan account. Overall delinquency levels also continue to be impacted by elevated unemployment levels and, as it relates to residential mortgages, continued weakness in the housing market.

Our commercial two-months-and-over contractual delinquency ratio decreased 23 basis points since March 31, 2012 driven by lower dollars of commercial loan delinquency due to improved credit quality and higher overall outstanding loan balances.

Compared to December 31, 2011, our two-months-and-over contractual delinquency ratio decreased 60 basis points largely due to lower dollars of contractual delinquency and improved credit conditions, including seasonal improvements in collection activities and higher overall outstanding loan balances.

Net Charge-offs of Loans  The following table summarizes net charge-off (recovery) dollars as well as the net charge-off (recovery) of loans for the quarter, annualized, as a percent of average loans, excluding loans held for sale, (“net charge-off ratio”):

	June 30, 2012	March 31, 2012	June 30, 2011
	(dollars are in millions)
Net Charge-off Dollars:
Commercial:
Construction and other real estate	$2	$(13)	$37
Business banking and middle market enterprises	11	8	15
Global banking	-	84	-
Other commercial	(5)	(1)	2

Total commercial	8	78	54

Consumer:
Residential mortgage, excluding home equity mortgages	18	25	26
Home equity mortgages	30	17	18

Total residential mortgages	48	42	44
Credit card receivables	13	15	16
Other consumer	4	5	5

Total consumer	65	62	65

Total	$73	$140	$119

Net Charge-off Ratio:
Commercial:
Construction and other real estate	.10%	(.67)%	1.81%
Business banking and middle market enterprises	.39	.30	.71
Global banking	-	2.49	-
Other commercial	(.65)	(.13)	.29

Total commercial	.09	.90	.70

Consumer:
Residential mortgage, excluding home equity mortgages	.50	.71	.74
Home equity mortgages	4.87	2.69	1.98

Total residential mortgages	1.14	1.01	1.00
Credit card receivables	6.55	7.47	5.42
Other consumer	2.41	2.81	2.08

Total consumer	1.41	1.36	1.32

Total	.54%	1.06%	.95%

HSBC USA Inc.

Our net charge-off ratio as a percentage of average loans decreased 52 basis points for the quarter ended June 30, 2012 compared to the quarter ended March 31, 2012 primarily due to lower commercial charge-offs, partially offset by higher consumer charge-offs driven by higher home equity mortgage charge-offs.

Commercial charge-off dollars and ratios decreased significantly during the quarter ended June 30, 2012 as compared to the quarter ended March 31, 2012 driven by lower charge-offs in global banking as the prior quarter reflects increased charge-off levels involving three specific client relationships as previously discussed.

Charge-off dollars and ratios in our home equity mortgage portfolio during the quarter reflects an increased volume of loans where we have decided not to pursue foreclosure. Charge-off dollars and ratios in the residential mortgage loan portfolio improved compared to the prior quarter reflecting continued improvements in economic and credit conditions, including the impact of the trend to lower delinquency levels we have experienced over the last several quarters., Charge-off dollars and ratios for credit card receivables decreased compared to the prior quarter due to lower dollars of charge-off while average receivables declined.

Compared to the year-ago quarter, our charge-off ratio decreased 41 basis points, driven by lower charge-offs in our commercial portfolio, partially offset by higher consumer loan charge-offs driven by home equity mortgage loans as discussed above.

HSBC USA Inc.

Nonperforming Assets  Nonperforming assets are summarized in the following table.

	June 30, 2012	March 31, 2012	December 31, 2011
	(dollars are in millions)
Nonaccrual loans:
Commercial:
Real Estate:
Construction and land loans	$101	$102	$103
Other real estate	374	427	512
Business banking and middle market enterprises	46	66	58
Global banking	114	18	137
Other commercial	19	19	15

Total commercial	654	632	825

Consumer:
Residential mortgages, excluding home equity mortgages	844	810	815
Home equity mortgages	77	87	89

Total residential mortgages(2)(3)	921	897	904
Credit card receivables	-	-	-
Others	5	5	8

Total consumer loans	926	902	912

Nonaccrual loans held for sale	65	114	91

Total nonaccruing loans	$1,645	$1,648	$1,828

Accruing loans contractually past due 90 days or more:
Commercial:
Real Estate:
Construction and land loans	$-	$-	$-
Other real estate	-	14	1
Business banking and middle market enterprises	2	17	11
Global banking	-	-	-
Other commercial	1	1	2

Total commercial	3	32	14

Consumer:
Credit card receivables	17	18	20
Other consumer	26	24	27

Total consumer loans	43	42	47

Total accruing loans contractually past due 90 days or more	46	74	61

Total nonperforming loans	1,691	1,722	1,889
Other real estate owned	99	105	81

Total nonperforming assets	$1,790	$1,827	$1,970

Allowance for credit losses as a percent of nonperforming loans(1):
Commercial	51.75%	49.10%	55.68%
Consumer	28.79	29.34	31.39

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

HSBC USA Inc.

(2)

At June 30, 2012, March 31, 2012 and December 31, 2011, residential mortgage loan nonaccrual balances include $901 million, $803 million and $774 million, respectively, of loans that are carried at the lower of cost or fair value of collateral less cost to sell.

(3)

Nonaccrual residential mortgages includes all receivables which are 90 or more days contractually delinquent as well as second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent.

Nonaccrual loans at June 30, 2012 remained flat as compared to March 31, 2012, but decreased as compared to December 31, 2011, driven largely by lower levels of commercial non-accrual loans, partially offset by a modest increase in residential mortgage non-accrual loans. The increase in nonaccrual residential mortgage loans reflects our earlier decision to temporarily suspend foreclosure activity, which results in loans which would otherwise have been transferred into REO remaining in loan account. Commercial non-accrual loans decreased in 2012 due to credit risk rating upgrades outpacing credit risk rating downgrades, managed reductions in certain exposures, payments and charge-offs within our global banking portfolio as discussed above. Decreases in accruing loans past due 90 days or more since March 31, 2012 and December 31, 2011 were driven mainly by commercial loan receivables.

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

	June 30, 2012	March 31, 2012	December 31, 2011
	(in millions)
Impaired commercial loans:
Balance at end of period	$907	$901	$1,087
Amount with impairment reserve	421	403	597
Impairment reserve	132	122	216

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

HSBC USA Inc.

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

Criticized loans are summarized in the following table.

		Increase (Decrease) from March 31, 2012		Increase (Decrease) from December 31, 2011
	June 30, 2012	Amount	%	Amount	%
	(dollars are in millions)
Special mention:
Commercial loans	$1,362	$(290)	(17.6)%	$(236)	(14.8)%
Substandard:
Commercial loans	1,295	(51)	(3.8)	(464)	(26.4)
Consumer loans	974	(325)	(25.0)	(382)	(28.2)

Total substandard	2,269	(376)	(14.2)	(846)	(27.2)
Doubtful:
Commercial loans	237	104	78.2	(70)	(22.8)

Total	$3,868	$(562)	(12.7)	$(1,152)	(22.9)

The overall decreases in criticized commercial loans in the first half of 2012 resulted primarily from changes in the financial condition of certain customers, some of which were upgraded during the period as well as paydowns, note sales and charge-offs related to certain exposures as well as general improvement in market conditions.

Geographic Concentrations  Regional exposure at June 30, 2012 for certain loan portfolios is summarized in the following table.

	Commercial Construction and Other Real Estate Loans	Residential Mortgage Loans	Credit Card Receivables
New York State	43.7%	35.0%	61.0%
North Central United States	5.0	7.0	3.5
North Eastern United States	10.0	9.3	11.1
Southern United States	20.7	16.8	12.6
Western United States	20.6	31.9	9.8
Other	-	-	2.0

Total	100.0%	100.0%	100.00%

Exposures to Certain Countries in the Eurozone  There has been no significant changes to our exposures to the countries of Greece, Ireland, Italy, Portugal and Spain form the amounts disclosed in our 2011 Form 10-K under caption “Credit Quality”.

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

HSBC USA Inc.

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

During the first half of 2012, marketplace liquidity continued to remain available for most sources of funding except mortgage securitization and companies in the financial sector continue to be able to issue debt although credit spreads continue to be impacted by the European sovereign debt crisis and concerns regarding government spending and the budget deficit continue to impact interest rates. The prolonged period of low Federal funds rates continues to put pressure on spreads earned on our deposit base.

Interest Bearing Deposits with Banks  totaled $18.8 billion and $25.5 billion at June 30, 2012 and December 31, 2011, respectively. Balances will fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying such liquidity. The balances decreased during the first half of 2012 as we redeployed surplus liquidity, including the payment to First Niagara relating to the sale of 138 retail branches in May 2012.

Securities Purchased under Agreements to Resell  totaled $13.7 billion and $3.1 billion at June 30, 2012 and December 31, 2011, respectively. Balances will fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying such liquidity.

Short-Term Borrowings  totaled $10.7 billion and $16.0 billion at June 30, 2012 and December 31, 2011, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on short-term borrowing trends.

At June 30, 2012 and December 31, 2011, we had a $2.5 billion unused line of credit with HSBC France to support issuances of commercial paper. In April 2012, we established a third party back-up line of credit totaling $1.9 billion to replace the unused line of credit with HSBC France and support issuances of commercial paper. The line of credit with HSBC France has been terminated effective July 30, 2012.

Deposits  totaled $123.2 billion and $139.7 billion at June 30, 2012 and December 31, 2011, respectively. See “Balance Sheet Review” in this MD&A for further analysis and discussion on deposit trends.

Long-Term Debt  increased to $20.0 billion at June 30, 2012 from $16.7 billion at December 31, 2011. The following table summarizes issuances and retirements of long-term debt during the six months ended June 30, 2012 and 2011:

Six Months Ended June 30,	2012	2011
	(in millions)
Long-term debt issued	$4,739	$4,469
Long-term debt retired	(1,465)	(2,282)

Net long-term debt retired	$3,274	$2,187

Issuances of long-term debt during the first half of 2012 included $2.5 billion of medium term notes, of which $202 million was issued by HSBC Bank USA.

Under our shelf registration statement on file with the Securities and Exchange Commission, we may issue debt securities or preferred stock. The shelf has no dollar limit, but the ability to issue debt is limited by the issuance authority granted by the Board of Directors. At June 30, 2012, we were authorized to issue up to $21 billion, of which $1.9 billion was available. HSBC Bank USA also has a $40 billion Global Bank Note Program of which $17.1 billion was available at June 30, 2012.

HSBC USA Inc.

As a member of the New York Federal Home Loan Bank (“FHLB”), we have a secured borrowing facility which is collateralized by real estate loans and investment securities. At June 30, 2012 and December 31, 2011, long-term debt included $1.0 billion, under this facility. The facility also allows access to further borrowings of up to $4.3 billion based upon the amount pledged as collateral with the FHLB.

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

Common Equity  During the first half 2012, we did not receive any cash capital contributions from HNAI. During the first half of 2012, we contributed $2 million of capital to our subsidiary, HSBC Bank USA.

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

	June 30, 2012	December 31, 2011
Tier 1 capital to risk weighted assets	14.34%	12.74%
Tier 1 common equity to risk weighted assets	11.97	10.72
Total capital to risk weighted assets	20.61	18.39
Tier 1 capital to average assets	7.45	7.43
Total equity to total assets	9.12	9.80

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

HSBC USA Inc.

In June 2011, U.S. regulators published a Final Rule in the Federal Register (known in the industry as Basel 2.5), that would change the US regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule is effective January 1, 2013. We estimate that this rule will add up to 10% to our December 31, 2011 Basel I risk-weighted asset levels.

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

HSBC Bank USA is subject to restrictions that limit the transfer of funds to its affiliates, including HSBC USA, and its nonbank subsidiaries in so-called “covered transactions,” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10 percent of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20 percent of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit and certain other exposures to affiliates generally are required to be secured in specified amounts. Where cash collateral is provided for an extension of credit to an affiliate, that loan is excluded from the 10 and 20 percent limitations. A bank’s transactions with its nonbank affiliates are also required to be on arm’s length terms.

We and HSBC Bank USA are required to meet minimum capital requirements by our principal regulators. Risk-based capital amounts and ratios are presented in Note 17, “Regulatory Capital,” in the accompanying consolidated financial statements.

2012 Funding Strategy  Our current range of estimates for funding needs and sources for 2012 are summarized in the following table.

	Actual January 1 through June 30, 2012	Estimated July 1 through December 31, 2012	Estimated Full Year 2012
	(in billions)
Funding needs:
Deposits assumed in branch sale, net	$11	$4	$15
Reduction in deposits	5	1	6
Long-term debt maturities	1	1	2
Net change in short term investments	13	(4)	9
Funding advances to HSBC Finance	-	2	2

Total funding needs	$30	$4	$34

Funding sources:
Asset sales	$22	$1	$23
Net change in loans	4	(2)	2
Long-term debt issuances	4	5	9

Total funding sources	$30	$4	$34

HSBC USA Inc.

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

We will continue to sell a substantial portion of new mortgage loan originations to government sponsored enterprises and private investors.

HSBC Finance ceased issuing under its commercial paper program in the second quarter of 2012 and instead will rely on its affiliates, including HSBC USA Inc. to satisfy its short-term funding needs.

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

The following table provides maturity information related to our credit derivatives and off-balance sheet arrangements. Many of these commitments and guarantees expire unused or without default. As a result, we believe that the contractual amount is not representative of the actual future credit exposure or funding requirements. Descriptions of these arrangements are found in our 2011 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations”.

	Balance at June 30, 2012
	One Year or Less	Over One through Five Years	Over Five Years	Total	Balance at December 31, 2011
	(in billions)
Standby letters of credit, net of participations(1)	$5.1	$2.7	$.1	$7.9	$7.8
Commercial letters of credit	1.0	-	-	1.0	1.3
Credit derivatives(2)	95.9	173.7	20.8	290.4	330.4
Other commitments to extend credit:
Commercial	13.5	39.3	3.9	56.7	54.7
Consumer	7.9	-	-	7.9	9.3

Total	$123.4	$215.7	$24.8	$363.9	$403.5

(1)	Includes $652 million and $707 million issued for the benefit of HSBC affiliates at June 30, 2012 and December 31, 2011, respectively.

(2)	Includes $48.0 billion and $45.1 billion issued for the benefit of HSBC affiliates at June 30, 2012 and December 31, 2011, respectively.

HSBC USA Inc.

We provide liquidity support to a number of multi-seller and single seller asset-backed commercial paper conduits (“ABCP conduits”). The tables below present information on our liquidity facilities with ABCP conduits at June 30, 2012. The maximum exposure to loss presented in the first table represents the maximum contractual amount of loans and asset purchases we could be required to make under the liquidity agreements. This amount does not reflect the funding limits discussed above and also assumes that we suffer a total loss on all amounts advanced and all assets purchased from the ABCP conduits. As such, we believe that this measure significantly overstates our expected loss exposure. See our 2011 Form 10-K under the caption “Off-Balance Sheet Arrangements and Contractual Obligations” in MD&A for additional information on these ABCP conduits.

		Conduit Assets(1)		Conduit Funding(1)
Conduit Type	Maximum Exposure to Loss	Total Assets	Weighted Average Life (Months)	Commercial Paper	Weighted Average Life (Days)
	(dollars are in millions)
HSBC affiliate sponsored (multi-seller)	$722	$688	21	$689	25
Third-party sponsored:
Single-seller	454	5,963	43	5,643	60

Total	$1,176	$6,651		$6,332

(1)

For multi-seller conduits, the amounts presented represent only the specific assets and related funding supported by our liquidity facilities. For single-seller conduits, the amounts presented above represent the total assets and funding of the conduit.

	Average Asset Mix	Average Credit Quality(1)
Asset Class		AAA	AA+/AA	A	A–	BB/BB–

Multi-seller conduits
Debt securities backed by:
Trade receivables	19%	-%	100%	-%	-%	-%
Credit card receivables	10	-	-	100	-	-
Equipment loans	71	100	-	-	-	-

	100%	100%	100%	100%	-%	-%

Single-seller conduits
Debt securities backed by:
Auto loans and leases	100%	94%	6%	-%	-%	-%

(1)

Credit quality is based on Standard and Poor’s ratings at June 30, 2012 except for loans and trade receivables held by single-seller conduits, which are based on our internal ratings. For the single-seller conduits, external ratings are not available; however, our internal credit ratings were developed using similar methodologies and rating scales equivalent to the external credit ratings.

We receive fees for providing these liquidity facilities. Credit risk on these obligations is managed by subjecting them to our normal underwriting and risk management processes.

During the first half of 2012, U.S. asset-backed commercial paper volumes continued to be stable as most major bank conduit sponsors continue to extend new financing to clients but at a slow pace. Credit spreads in the multi-seller conduit market generally trended lower in the first half of 2012 following a pattern that was prevalent across the U.S. credit markets. The low supply of ABCP has led to continued investor demand for the ABCP issued by large bank-sponsored ABCP programs. The improved demand for higher quality ABCP programs has led to less volatility in issuance spreads.

The preceding tables do not include information on liquidity facilities that we previously provided to certain Canadian multi-seller ABCP conduits that have been subject to restructuring agreements. As a result of specific difficulties in the Canadian asset backed commercial paper markets, we entered into various agreements during

HSBC USA Inc.

2007 modifying obligations with respect to these facilities. Under one of these agreements, known as the Montreal Accord, a restructuring proposal to convert outstanding commercial paper into longer term securities was approved by ABCP noteholders and endorsed by the Canadian justice system in 2008. The restructuring plan was formally executed during the first quarter of 2009. As part of the enhanced collateral pool established for the restructuring, we have provided a $390 million Margin Funding Facility to new Master Conduit Vehicles, which is currently undrawn. HSBC Bank USA derivatives transactions with the previous conduit vehicles have been restructured and assigned to the new Master Conduit Vehicles. Under the restructuring, additional collateral was provided to us to mitigate our derivatives exposures. All of our derivative positions with the Master Conduit Vehicles have subsequently been terminated.

Also in Canada but separately from the Montreal Accord, as part of an ABCP conduit restructuring executed in 2008, we agreed to hold long-term securities of CAD $300 million and provide a CAD $100 million credit facility. As of June 30, 2012 this credit facility was undrawn and approximately $293 million of long-term securities were held. As of December 31, 2011 this credit facility was undrawn and approximately $294 million of long-term securities were held.

As of June 30, 2012 and December 31, 2011, other than the facilities referred to above, we no longer have outstanding liquidity facilities to Canadian ABCP conduits subject to the Montreal Accord or other agreements. However, we hold $10 million of long-term securities that were converted from a liquidity drawing which fell under the Montreal Accord restructuring agreement.

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

Fair Value

Fair value measurement accounting principles require a reporting entity to take into consideration its own credit risk in determining the fair value of financial liabilities. The incorporation of our own credit risk accounted for a decrease of $75 million and an increase of $113 million in the fair value of financial liabilities during the three and six months ended June 30, 2012 compared to a decrease of $59 million and $45 million during the prior year periods.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, the gain loss on debt designated at fair value and related derivatives during the six months ended June 30, 2012 should not be considered indicative of the results for any future period.

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

HSBC USA Inc.

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

HSBC USA Inc.

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of June 30, 2012 and December 31, 2011, our Level 3 instruments included the following: collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”) for which there is a lack of pricing transparency due to market illiquidity, certain structured deposits as well as certain structured credit and structured equity derivatives where significant inputs (e.g., volatility or default correlations) are not observable, credit default swaps with certain monoline insurers where the deterioration in the creditworthiness of the counterparty has resulted in significant adjustments to fair value, U.S. subprime mortgage loans and subprime related asset-backed securities, mortgage servicing rights, and derivatives referenced to illiquid assets of less desirable credit quality.

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers Between Level 1 and Level 2 Measurements  During the three and six months ended June 30, 2012 and 2011, there were no transfers between Level 1 and Level 2 measurements.

Level 3 Measurements  The following table provides information about Level 3 assets/liabilities in relation to total assets/liabilities measured at fair value as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(dollars are in millions)
Level 3 assets(1)(2)	$5,719	$6,071
Total assets measured at fair value(3)	187,879	179,497
Level 3 liabilities	4,364	4,197
Total liabilities measured at fair value(1)	123,410	117,170
Level 3 assets as a percent of total assets measured at fair value	3.0%	3.4%
Level 3 liabilities as a percent of total liabilities measured at fair value	3.5%	3.6%

(1)	Presented without netting which allow the offsetting of amounts relating to certain contracts if certain conditions are met.

(2)

Includes $5.2 billion of recurring Level 3 assets and $544 million of non-recurring Level 3 assets at June 30, 2012 and $5.4 billion of recurring Level 3 assets and $670 million of non-recurring Level 3 assets at December 31, 2011.

(3)

Includes $187.0 billion of assets measured on a recurring basis and $916 million of assets measured on a non-recurring basis at June 30, 2012. Includes $178.7 billion of assets measured on a recurring basis and $768 million of assets measured on a non-recurring basis at December 31, 2011.

Material Changes in Fair Value for Level 3 Assets and Liabilities

Derivative Assets and Counterparty Credit Risk  We made $10 million negative and $32 million positive credit risk adjustments to the fair value of our credit default swap contracts during the six months ended June 30, 2012 and 2011, respectively, which is reflected in trading revenue. We have recorded a cumulative credit adjustment reserve of $173 million and $163 million against our monoline exposure at June 30, 2012 and December 31, 2011, respectively. The fair value of our monoline exposure net of cumulative credit adjustment reserves equaled $608 million and $708 million at June 30, 2012 and December 31, 2011, respectively. The decrease in the first half of 2012 reflects both reductions in our outstanding positions and improvements in exposure estimates.

Loans  As of June 30, 2012 and December 31, 2011, we have classified $164 million and $181 million, respectively, of mortgage whole loans held for sale as a non-recurring Level 3 financial asset. These mortgage loans are accounted for on a lower of cost or fair value basis. Based on our assessment, we recorded a loss of $2 million and $3 million for such mortgage loans during the three and six months ended June 30, 2012 compared to a loss of $9 million and $14 million during the prior year periods. The changes in fair value are recorded as other revenues in the consolidated statement of income.

HSBC USA Inc.

Material Additions to and Transfers Into (Out of) Level 3 Measurements  During the three and six months ended June 30, 2012, we transferred $313 million and $475 million, respectively, of deposits in domestic offices, which we have elected to carry at fair value, from Level 3 to Level 2 as a result of a result of the embedded derivative no longer being unobservable as the derivative option is closer to maturity and there is more observability in short term volatility.

During the six months ended June 30, 2011, we transferred $62 million of credit derivatives from Level 3 to Level 2 as a result of a qualitative analysis of the foreign exchange and credit correlation attributes of our model used for certain credit default swaps. There were no significant transfers of derivatives during the three months ended June 30, 2012. In addition, we transferred $86 million of long-term debt from Level 3 to Level 2. The long-term debt relates to medium term debt issuances where the embedded derivative is no longer unobservable as the derivative option is closer in maturity and there is more observability in short-term volatility.

See Note 22, “Fair Value Measurements,” in the accompanying consolidated financial statements for information on additions to and transfers into (out of) Level 3 measurements during the three and six months ended June 30, 2012 and 2011 as well as for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC USA Inc.

Credit Quality of Assets Underlying Asset-backed Securities  The following tables summarize the types and credit quality of the assets underlying our asset-backed securities as well as certain collateralized debt obligations and collateralized loan obligations held as of June 30, 2012:

Asset-backed securities backed by consumer finance collateral:

Credit Quality of Collateral:

			Commercial Mortgages		Prime		Alt-A		Subprime
Year of Issuance:		Total	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present	Prior to 2006	2006 to Present
		(in millions)
Rating of securities:	Collateral type:
AAA	Home equity loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
	Student loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	323	-	-	-	-	191	-	132	-
	Commercial mortgages	305	52	253	-	-	-	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total AAA	628	52	253	-	-	191	-	132	-

AA	Home equity loans	108	-	-	-	-	-	108	-	-
	Residential mortgages	1	-	1	-	-	-	-	-	-
	Student loans	-	-	-	-	-	-	-	-	-
	Other	38	-	-	-	-	38	-	-	-

	Total AA	147	-	1	-	-	38	108	-	-

A	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	67	-	-	-	-	1	-	66	-
	Commercial mortgages	-	-	-	-	-	-	-	-	-
	Student loans	9	-	-	-	-	9	-	-	-
	Other	47	-	-	-	-	47	-	-	-

	Total A	123	-	-	-	-	57	-	66	-

BBB	Home equity loans	79	-	-	-	-	-	79	-	-
	Residential mortgages	22	-	-	-	-	22	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total BBB	101	-	-	-	-	22	79	-	-

BB	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	1	-	-	-	-	1	-	-	-

	Total BB	1	-	-	-	-	1	-	-	-

B	Home equity loans	1	-	-	-	-	-	-	1	-
	Auto loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	4	-	-	-	-	4	-	-	-

	Total B	5	-	-	-	-	4	-	1	-

CCC	Home equity loans	63	-	-	-	-	-	63	-	-
	Residential mortgages	4	-	-	-	-	-	-	-	4

	Total CCC	67	-	-	-	-	-	63	-	4

CC	Residential mortgages	-	-	-	-	-	-	-	-	-

D	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	-	-	-	-	-	-	-	-	-

	Total D	-	-	-	-	-	-	-	-	-

Unrated	Home equity loans	-	-	-	-	-	-	-	-	-
	Residential mortgages	12	-	-	-	-	12	-	-	-
	Other	-	-	-	-	-	-	-	-	-

	Total Unrated	12	-	-	-	-	12	-	-	-

		$1,084	$52	$254	$-	$-	$325	$250	$199	$4

HSBC USA Inc.

Collateralized debt obligations (CDO) and collateralized loan obligations (CLO):

Credit quality of collateral:		Total	A or Higher	BBB	BB/B	CCC	Unrated
		(in millions)
Rating of securities:	Collateral type:
	Corporate loans	$331	$-	$-	$331	$-	$-
	Residential mortgages	-	-	-	-	-	-
	Commercial mortgages	227	-	-	163	64	-
	Trust preferred	141	-	141	-	-	-
	Aircraft leasing	-	-	-	-	-
	Others	55	-	-	-	-	55

		754	$-	$141	$494	$64	$55

	Total asset-backed securities	$1,838

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

The unobservable input parameters selected are subject to the internal valuation control processes and procedures. When we perform a test of all the significant input parameters to the extreme values within the range at the same time, it could result in an increase of the overall fair value measurement of approximately $125 million or a decrease of the overall fair value measurement of approximately $115 million as of June 30, 2012. The effect of changes in significant unobservable input parameters are primarily driven by mortgage whole loans held for sale or securitization, certain asset-backed securities including CDOs, and the uncertainty in determining the fair value of credit derivatives executed against monoline insurers.

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

	June 30, 2012	December 31, 2011
	(in millions)
Risk associated with derivative contracts:
Total credit risk exposure	$43,913	$43,923
Less: collateral held against exposure	9,190	6,459

Net credit risk exposure	$34,723	$37,464

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

Our ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At June 30, 2012, we and HSBC Bank USA maintained the following long and short-term debt ratings:

	Moody’s	S&P	Fitch	DBRS(1)
HSBC USA Inc.:
Short-term borrowings	P-1	A-1	F1+	R-1
Long-term debt	A2	A+	AA	AA
HSBC Bank USA:
Short-term borrowings	P-1	A-1+	F1+	R-1
Long-term debt	A1	AA-	AA	AA

(1)	Dominion Bond Rating Service.

In December 2011, Fitch finalized a revised global criteria for assessing the credit ratings of non-common equity securities which qualify for treatment as bank regulatory capital. In March 2012, Fitch placed the outlook for HSBC and related entities to negative.

In June 2012, Moody’s announced rating actions affecting 114 financial institutions in 16 European countries, including the ratings of HSBC. The rating action follows Moody’s publications on January 19, 2012 where Moody’s announced that they expect to place a number of bank ratings under review for downgrade during the first quarter of 2012 in order to assess the overall negative impact of the adverse trends affecting banks in advanced countries and notably in Europe. On February 22, 2012, Moody’s had placed HSBC USA’s long-term and short-term ratings and HSBC Bank USA’s long-term rating on negative credit watch. In the June action, they downgraded the long term ratings of HSBC USA and HSBC Bank USA but reaffirmed the short term ratings at P-1. Any further downgrade of the HSBC USA’s and HSBC Bank USA’s long-term rating would likely result in a 1 notch downgrade of the respective short-term rating.

On July 20, 2012, DBRS changed its outlook for HSBC USA Inc. and HSBC Bank USA from “stable” to “rating under review.” The outlook change reflects the concerns of DBRS regarding the recent hearing by the U.S. Senate Permanent Subcommittee on investigations, the challenges associated with changing the compliance

HSBC USA Inc.

culture and the risk that regulators will impose additional restrictions on financial institutions in reaction to banking industry issues in general.

As of June 30, 2012, there were no other pending actions in terms of changes to ratings on the debt of HSBC USA Inc. or HSBC Bank USA from any of the rating agencies.

Interest Rate Risk Management  Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of our assets, liabilities and derivative contracts. Our approach to managing interest rate risk is summarized in MD&A in our 2011 Form 10-K under the caption “Risk Management”. There have been no material changes to our approach towards interest rate risk management since December 31, 2011.

Present Value of a Basis Point  (“PVBP”) is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(in millions)
Institutional PVBP movement limit	$8.0	$8.0
PVBP position at period end	3.6	4.8

Economic value of equity  is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(values as a percentage)
Institutional economic value of equity limit	+/–15	+/–15
Projected change in value (reflects projected rate movements on January 1):
Change resulting from an immediate 200 basis point increase in interest rates	3	3
Change resulting from an immediate 200 basis point decrease in interest rates	(11)	(11)

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

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(dollars are in millions)
Projected change in net interest income (reflects projected rate movements on January 1):
Institutional base earnings movement limit		(10)		(10)
Change resulting from a gradual 100 basis point increase in the yield curve	$157	8	$46	2
Change resulting from a gradual 100 basis point decrease in the yield curve	(159)	(8)	(103)	(3)
Change resulting from a gradual 200 basis point increase in the yield curve	219	11	28	1
Change resulting from a gradual 200 basis point decrease in the yield curve	(207)	(11)	(175)	(6)
Other significant scenarios monitored (reflects projected rate movements on January 1):
Change resulting from an immediate 100 basis point increase in the yield curve	254	13	31	1
Change resulting from an immediate 100 basis point decrease in the yield curve	(205)	(11)	(409)	(14)
Change resulting from an immediate 200 basis point increase in the yield curve	263	14	10	-
Change resulting from an immediate 200 basis point decrease in the yield curve	(241)	(13)	(565)	(19)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

HSBC USA Inc.

Capital Risk/Sensitivity of Other Comprehensive Income  Large movements of interest rates could directly affect some reported capital balances and ratios. The mark-to-market valuation of available-for-sale securities is credited on a tax effective basis to accumulated other comprehensive income. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of June 30, 2012, we had an available-for-sale securities portfolio of approximately $60.5 billion with a positive mark-to-market of $1.7 billion included in tangible common equity of $14.0 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $200 million to a net gain of $1.5 billion with the following results on our tangible capital ratios. As of December 31, 2011, we had an available-for-sale securities portfolio of approximately $53.2 billion with a positive mark-to-market of $1.5 billion included in tangible common equity of $14.0 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark-to-market by approximately $173 million to a net gain of $1.3 billion with the following results on our tangible capital ratios.

	June 30, 2012		December 31, 2011
	Actual	Proforma(1)	Actual	Proforma(1)
Tangible common equity to tangible assets	6.87%	6.82%	6.75%	6.70%
Tangible common equity to risk weighted assets	13.38	13.27	11.79	11.69

(1)	Proforma percentages reflect a 25 basis point increase in interest rates.

Market Risk Management  There have been no material changes to our approach towards market risk management since December 31, 2011. See “Risk Management” in MD&A in our 2011 Form 10-K for a more complete discussion of our approach to market risk.

During the second half of 2012, market risk management is being enhanced to incorporate the qualitative and quantitative requirements of Basel 2.5 to incorporate the concepts of stressed VaR, Incremental Risk Charge and Comprehensive Risk Measure into our market risk management process, subject to regulatory approval. We will also be updating our policies regarding the definition of covered positions under these requirements, which are effective January 1, 2013.

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

HSBC USA Inc.

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

The following table summarizes trading VAR for the six months ended June 30, 2012:

	June 30, 2012	Six Months Ended June 30, 2012			December 31, 2011
		Minimum	Maximum	Average
		(in millions)
Total trading	$9	$7	$12	$10	$8
Equities	-	-	1	-	1
Foreign exchange	5	1	5	3	1
Interest rate directional and credit spread	7	6	11	8	6

The following table summarizes the frequency distribution of daily market risk-related revenues for trading activities during the six months ended June 30, 2012. Market risk-related trading revenues include realized and unrealized gains (losses) related to trading activities, but exclude the related net interest income. Analysis of the gain (loss) data for the six months ended June 30, 2012 shows that the largest daily gain was $10 million and the largest daily loss was $22 million.

Ranges of daily treasury trading revenue earned from market risk-related activities	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10
	(dollars are in millions)
Number of trading days market risk-related revenue was within the stated range	3	31	76	15	1

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

The following table summarizes non-trading VAR for the six months ended June 30, 2012, assuming a 99% confidence level for a two-year observation period and a one-day “holding period”.

	June 30, 2012	Six Months Ended June 30, 2012			December 31, 2011
		Minimum	Maximum	Average
	(in millions)
Interest rate	$87	$82	$107	$94	$96

HSBC USA Inc.

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

	June 30, 2012	December 31, 2011
	(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1 and January 1, respectively):
Value of hedged MSRs portfolio	$187	$220
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(20)	(20)
Calculated change in net market value	4	5
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)	(8)
Calculated change in net market value	6	4
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)	(12)
Calculated change in net market value	19	12

The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during the six months ended June 30, 2012. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

Ranges of mortgage economic value from market risk-related activities	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4
	(dollars are in millions)
Number of trading weeks market risk-related revenue was within the stated range	-	7	21	-	-

HSBC USA Inc.

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

HSBC USA Inc.

Consolidated Average Balances and Interest Rates

The following table shows the quarter-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. The calculation of net interest margin includes interest expense of $10 million and $56 million for the three months ended June 30, 2012 and 2011, respectively, which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

	2012			2011
Three Months Ended June 30,	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$25,198	$17	.28%	$30,428	$22	.29%
Federal funds sold and securities purchased under resale agreements	10,315	15	.59	4,960	15	1.22
Trading securities	10,786	26	.97	12,595	53	1.69
Securities	58,074	285	1.97	47,259	311	2.64
Loans:
Commercial	36,182	254	2.83	31,172	217	2.79
Consumer:
Residential mortgages	15,442	148	3.87	14,549	158	4.35
HELOCs and home equity mortgages	3,017	25	3.37	3,640	31	3.39
Credit cards	1,045	17	5.99	1,181	19	6.44
Other consumer	827	12	5.67	1,039	16	6.11

Total consumer	20,331	202	3.98	20,409	224	4.39

Total loans	56,513	456	3.24	51,581	441	3.42

Other	3,677	11	1.26	6,035	11	.74

Total earning assets	164,563	$810	1.98%	152,858	$853	2.24%

Allowance for credit losses	(604)			(760)
Cash and due from banks	1,595			1,721
Other assets	28,641			24,883
Assets of discontinued operations	7,494			21,266

Total assets	$201,689			$199,968

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$54,539	$50	.37%	$58,717	$73	.50%
Other time deposits	15,109	32	.84	16,916	31	.74
Deposits in foreign offices:
Foreign banks deposits	9,437	-	.01	6,712	1	.05
Other interest bearing deposits	13,960	3	.08	20,753	4	.07
Deposits held for sale	9,745	7	.26	-	-	-

Total interest bearing deposits	102,790	92	.36	103,098	109	.43

Short-term borrowings	12,841	7	.21	15,826	9	.22
Long-term debt	19,757	179	3.65	19,244	158	3.29

Total interest bearing deposits and debt	135,388	278	.83	138,168	276	.80
Other	422	2	1.84	281	83	100+

Total interest bearing liabilities	135,810	280	.83	138,449	359	1.04

Net interest income/Interest rate spread		$530	1.15%		$494	1.20%

Noninterest bearing deposits	25,485			25,125
Other liabilities	20,513			17,588
Liabilities of discontinued operations	1,052			1,396
Total shareholders’ equity	18,829			17,410

Total liabilities and shareholders’ equity	$201,689			$199,968

Net interest margin on average earning assets			1.29%			1.29%
Net interest margin on average total assets			1.10			1.10

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended June 30, 2012 and 2011 included fees of $19 million and $17 million, respectively.

The following table shows the year-to-date average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis. The calculation of net interest margin includes interest expense of $50 million and $116 million for the six months ended June 30, 2012 and 2011, respectively, which has been allocated to our discontinued operations. This allocation of interest expense to our discontinued operations was in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by these transactions.

	2012			2011
Six Months Ended June 30,	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(dollars are in millions)
Assets
Interest bearing deposits with banks	$24,001	$34	.28%	$25,414	$38	.30%
Federal funds sold and securities purchased under resale agreements	6,801	25	.74	5,813	31	1.06
Trading securities	12,087	59	.98	12,678	104	1.65
Securities	57,318	594	2.08	46,850	634	2.73
Loans:
Commercial	36,085	497	2.77	31,279	437	2.82
Consumer:
Residential mortgages	15,392	298	3.90	14,629	320	4.41
HELOCs and home equity mortgages	3,199	54	3.42	3,691	60	3.26
Credit cards	1,123	42	7.34	1,192	38	6.45
Other consumer	881	27	6.18	1,067	35	6.58

Total consumer	20,595	421	4.11	20,579	453	4.43

Total loans	56,680	918	3.26	51,858	890	3.46

Other	3,781	23	1.21	6,065	23	.76

Total earning assets	160,668	$1,653	2.07%	148,678	$1,720	2.33%

Allowance for credit losses	(666)			(912)
Cash and due from banks	1,595			1,677
Other assets	29,264			24,406
Assets of discontinued operations	13,952			21,871

Total assets	$204,813			$195,720

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$56,561	$103	.37%	$57,994	$150	.52%
Other time deposits	14,994	73	.98	16,884	65	.77
Deposits in foreign offices:
Foreign banks deposits	8,801	1	.01	6,626	2	.08
Other interest bearing deposits	14,810	6	.08	18,877	8	.09
Deposits held for sale	12,418	16	.26	-	-	-

Total interest bearing deposits	107,584	199	.38	100,381	225	.45

Short-term borrowings	15,283	15	.20	18,898	21	.23
Long-term debt	18,923	341	3.62	18,191	319	3.54

Total interest bearing deposits and debt	141,790	555	.79	137,470	565	.83
Other	422	14	6.49	260	85	65.63

Total interest bearing liabilities	142,212	569	.81	137,730	650	.95

Net interest income/Interest rate spread		$1,084	1.26%		$1,070	1.38%

Noninterest bearing deposits	22,899			24,683
Other liabilities	19,970			14,731
Liabilities of discontinued operations	994			1,396
Total shareholders’ equity	18,738			17,180

Total liabilities and shareholders’ equity	$204,813			$195,720

Net interest margin on average earning assets			1.35%			1.45%
Net interest margin on average total assets			1.14			1.24

(1)	Rates are calculated on amounts that have not been rounded to the nearest million.

HSBC USA Inc.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the six months ended June 30, 2012 and 2011 included fees of $34 million and $38 million, respectively.

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

Changes in Internal Control over Financial Reporting  There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 21, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 74 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 1A.    Risk Factors

The following discussion supplements the discussion of risk factors affecting us as set forth in Part I, Item 1A: Risk Factors, on pages 17-27 of our 2011 Annual Report on Form 10-K. The discussion of risk factors, as so supplemented, provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, as so supplemented, or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

Regulatory investigations, fines, sanctions and requirements relating to conduct of business and financial crime negatively affecting our results and brand.  Financial service providers are at risk of regulatory sanctions or fines related to conduct of business and financial crime. The incidence of regulatory proceedings and other adversarial proceedings against financial service firms is increasing. HSBC Holdings plc and certain of its affiliates, including HSBC Bank USA, are the subject of ongoing investigations by bank regulatory and law

HSBC USA Inc.

enforcement agencies in the United States relating to their compliance with anti-money laundering laws and regulations, the U.S. Bank Secrecy Act and sanctions programs administered by the U.S. Office of Foreign Assets Control. In each of these U.S. regulatory and law enforcement matters, HSBC Group companies, including HSBC Bank USA, have received Grand Jury subpoenas or other requests for information from U.S. Government or other agencies, and HSBC is cooperating fully and engaging in efforts to resolve matters. The resolution of at least some of these matters is likely to involve the filing of corporate criminal as well as civil charges and the imposition of significant fines and penalties. The prosecution of corporate criminal charges in these types of cases has most often been deferred through an agreement with the relevant authorities; however, U.S. authorities have substantial discretion, and prior settlements can provide no assurance as to how the U.S. authorities will proceed in these matters. In the event of a filing of criminal charges the prosecution of which is not deferred, there could be significant consequences to HSBC and its affiliates, including loss of business, withdrawal of funding and harm to our reputation, all of which would have a material adverse effect on our business, liquidity, financial condition, results of operations and prospects.

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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Balance Sheet as of June 30, 2012 and December 31. 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC USA Inc.

Index

Assets:	Equity:
by business segment 62	consolidated statement of changes 7
consolidated average balances 171	ratios 60, 108, 152
fair value measurements 82	Equity securities available-for-sale 14
nonperforming 30, 32, 148	Estimates and assumptions 10
trading 13, 117	Executive overview 102
Asset-backed commercial paper conduits 67	Fair value measurements:
Asset-backed securities 14, 97, 160	assets and liabilities recorded at fair value on a
Balance sheet:	recurring basis 86
consolidated 5	assets and liabilities recorded at fair value on a
consolidated average balances 171	non-recurring basis 93
review 114	control over valuation process 83, 156 fair value adjustments 83
Basel II 109, 152	financial instruments 84
Basis of reporting 111	hierarchy 83, 156
Business:	transfers into/out of level one and
consolidated performance review 103	two 88, 158
Capital:	transfers into/out of level two and
2012 funding strategy 153	three 93, 158
common equity movements 152	valuation control framework 83, 156
consolidated statement of changes 7	valuation techniques 95
regulatory capital 60	Fiduciary risk 162
selected capital ratios 60, 108, 152	Financial assets:
Cash flow (consolidated) 8	designated at fair value 45
Cautionary statement regarding forward-looking	Financial highlights metrics 108
statements 102	Financial liabilities:
Collateral – pledged assets 74	designated at fair value 45
Collateralized debt obligations 97, 161	fair value of financial liabilities 85
Commercial banking segment results	Forward looking statements 102
(IFRSs) 62, 134	Funding 153
Compliance risk 170	Gain (loss) on instruments designated at fair value and
Controls and procedures 173	related derivatives 47
Credit card fees 125	Gains less losses from securities 20, 127
Credit quality 30, 31, 108, 141, 160	Geographic concentration of receivables 150
Credit risk:	Global Banking and Markets:
adjustment 83	balance sheet data (IFRSs) 62
component of fair value option 45	segment results (IFRSs) 62, 135
concentration 32	Goodwill 38
exposure 163	Guarantee arrangements 69
management 162	Impairment:
related contingent features 44	available-for-sale securities 17
related arrangements 69	credit losses 33, 123, 142
Current environment 102	nonperforming loans 148
Deferred tax assets 48	impaired loans 149
Deposits 118, 122, 151	Income tax expense 48
Derivatives:	Intangible assets 36
cash flow hedges 40	Interest rate risk 161
fair value hedges 39	Internal control 173
notional value 45	Key performance indicators 108
trading and other 42	Legal proceedings 173
Discontinued operations 10	Leveraged finance transactions 45

HSBC USA Inc.

Liabilities:	Real estate owned 120
commitments, lines of credit 154	Reconciliation of U.S. GAAP results to IFRSs 111
deposits 118, 122, 151	Refreshed loan-to-value 115
financial liabilities designated at	Related party transactions 54
fair value 85	Reputational risk 162
long-term debt 119	Results of operations 121
short-term borrowings 119	Retail banking and wealth management segment
trading 13, 117	results (IFRSs) 61, 133
Liquidity and capital resources 150	Risk elements in the loan portfolio 32
Liquidity risk 161	Risk management:
Litigation and regulatory matters 74	credit 161
Loan impairment charges – see Provision for	compliance 162
credit losses	fiduciary 162
Loans:	interest rate 161
by category 22, 115	liquidity 161
by charge-off (net) 34, 143	market 161
by delinquency 31, 145	operational 162
criticized assets 30, 149	reputational 162
geographic concentration 150	strategic 162
held for sale 35, 116	Securities:
impaired 25, 149	fair value 14
nonperforming 30, 148	impairment 17
overall review 115	maturity analysis 21
purchases from HSBC Finance 55	Segment results – IFRSs basis:
risk concentration 32	retail banking and wealth management 61, 133
troubled debt restructures 25	commercial banking 61, 134
Loan-to-deposits ratio 108	global banking and markets 61, 135
Market risk 161	private banking 61, 138
Market turmoil:	other 61, 140
exposures 164	overall summary 132
impact on liquidity risk 141	Selected financial data 108
Monoline insurers 19, 105, 137	Sensitivity:
Mortgage lending products 22, 115	projected net interest income 121
Mortgage servicing rights 36	Statement of cash flows 8
Net interest income 121	Statement of changes in comprehensive income 4
New accounting pronouncements 100	Statement of changes in shareholders’ equity 7
Off balance sheet arrangements 154	Statement of income 3
Operating expenses 130	Strategic risk 162
Operational risk 162	Table of contents 2
Other revenue 124	Tax expense 48
Other segment results (IFRSs) 61, 140	Trading:
Pension and other postretirement benefits 53	assets 13, 117
Performance, developments and trends 103	derivatives 13, 117
Pledged assets 74	liabilities 13, 117
Private banking segment results (IFRSs) 61, 138	portfolios 13
Profit (loss) before tax:	Trading revenue (net) 126
by segment – IFRSs 61	Troubled debt restructures 25
consolidated 3	Value at risk 167
Provision for credit losses 123	Variable interest entities 66
Ratios:
capital 60, 108, 152
charge-off (net) 146
credit loss reserve related 142
delinquency 31, 145
earnings to fixed charges – Exhibit 12
efficiency 108, 132
financial 108
loans-to-deposits 108

HSBC USA Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2012

HSBC USA Inc. (Registrant)

/s/ JOHN T. MCGINNIS
John T. McGinnis
Senior Executive Vice President and
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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Balance Sheet as of June 30, 2012 and December 31. 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.